Form 10-K
period 1993-12-31
RESOURCE MORTGAGE CAPITAL INC/VA
filed 1994-03-22
CIK 826675

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549

                                FORM 10-K
(Mark One)
  //x// ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1993
                                   OR
  //  //  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                      Commission file number  1-9819

                   RESOURCE MORTGAGE CAPITAL, INC.
        (Exact name of registrant as specified in its charter)

          Virginia                              52-1549373
(State or other jurisdiction of
incorporation or organization)          (I.R.S. Employer I.D. No.)


10500 Little Patuxent Parkway, Columbia, Maryland            21044
      (Address of principal executive offices)             (Zip Code)

   Registrant's telephone number, including area code: (410) 715-2000

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value                New York Stock Exchange
       Title of each class          Name of each exchange on which
registered

  Securities registered pursuant to Section 12(g) of the Act: (Title of class) NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes //XX //  No//  //

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  [    ]

  As of January 31, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $558,517,635 (18,773,702 shares at a closing price on The New York Stock Exchange of $29.75). Common Stock outstanding as of January 31, 1994 was 19,492,929 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 1993, are incorporated by reference into Part III.

                          RESOURCE MORTGAGE CAPITAL, INC.
                           1993 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----

                              PART I

Item 1.     BUSINESS                                                 3

Item 2.     PROPERTIES                                               9

Item 3.     LEGAL PROCEEDINGS                                        9

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     10

                             PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS                         11

Item 6.     SELECTED FINANCIAL DATA                                 12

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS           13

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             20

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE                  20

                            PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      21

Item 11.    EXECUTIVE COMPENSATION                                  21

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                                   21

Item 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          21

                            PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
            AND REPORTS ON FORM 8-K                                 21

Item 1.                         BUSINESS

General

  Resource Mortgage Capital, Inc. ("the Company"), incorporated in Virginia in 1987, operates a mortgage conduit and invests in a portfolio of residential mortgage securities. The Company's primary strategy is to use its mortgage conduit operations, which involve the purchase and securitization of residential mortgage loans, to create investments for its portfolio. The Company's principal sources of income are net interest income on its investment portfolio, gains on the securitization and sale of mortgage loans and the interest spread realized while the mortgage loans are being accumulated for securitization. The Company and its wholly-owned subsidiaries elect to be taxed as a real estate investment trust.

                    Mortgage Conduit Operations

  As a "mortgage conduit," the Company acts as an intermediary between the originators of mortgage loans and the permanent investors in the mortgage loans or the mortgage-related securities backed by such mortgage loans. Historically, the Company's conduit operations consisted of the purchase and securitization of single-family mortgage loans that were underwritten for mortgage pool insurance. During 1993, the Company expanded its single-family conduit operations to include the purchase of mortgage loans that were underwritten by the Company and expanded its securitization strategy to include the senior/subordinated security structure as an alternative to using pool insurance as a source of credit enhancement. The Company also operates a multi-family mortgage conduit.

Single-family Mortgage Conduit

  The mortgage loans to be acquired through the single-family mortgage conduit are originated by various sellers that meet the Company's qualification criteria. These sellers include savings and loan associations, banks, mortgage bankers and other mortgage lenders. The Company acquires mortgage loans secured by residential properties throughout the United States.

  Substantially all of the mortgage loans purchased through the single-family mortgage conduit are "nonconforming" mortgage loans. Nonconforming mortgage loans will not qualify for purchase by FHLMC or FNMA or for inclusion in a loan guarantee program sponsored by GNMA. Nonconforming mortgage loans generally have outstanding principal balances in excess of the program guidelines of these agencies or are originated based upon different underwriting criteria than are required by the agencies' programs. The maximum principal balance of a conforming loan is currently $203,150 for FHLMC and FNMA. The Company focuses on the purchase of nonconforming loans because such loans are not eligible for securitization under the agencies' programs; however, such nonconforming loans may have higher risks than conforming mortgage loans due to their lower liquidity, different underwriting or qualification criteria, and higher loan balances. The average principal balance of loans acquired through the single-family mortgage conduit during 1993 was $185,665.

  During 1993, the Company purchased mortgage loans through the single-family mortgage conduit with an aggregate principal balance as of the respective purchase dates of $4.0 billion. These loans were purchased from approximately 150 sellers. The top five sellers accounted for approximately 25% of the total single-family mortgage loan conduit mortgage loan purchases during the year. Approximately 64% of the aggregate principal balance of mortgage loans purchased through the single-family mortgage conduit during 1993 were secured by properties in California. The Company does not anticipate any significant adverse impact on its results or its business operations due to the depressed state of the residential real estate market in California.

  Mortgage loans acquired by the Company in its single-family mortgage conduit are secured by first liens on single (one-to-four) family residential properties and have either fixed or adjustable interest rates. Fixed-rate mortgage loans generally have a constant interest rate over the life of the loan, generally 15 or 30 years. In addition, fixed-rate mortgage loans purchased by the Company may also have a fixed interest rate for the first 3,
      5, or 7 years and thereafter interest rate adjustments at six or twelve month intervals, subject to
periodic and lifetime interest rate caps.  Adjustable-rate mortgage
("ARM") loans provide for the periodic adjustment to the rate of interest equal to the sum of a fixed margin and an index, subject to certain periodic and lifetime interest-rate caps. To date, all mortgage loans purchased by the Company fully amortize over their remaining terms.

  The Company purchases various types of ARM loans. Approximately 30% of the ARM loans the Company purchased in 1993 are convertible to a fixed interest rate at the option of the borrower at certain times and upon satisfaction of certain conditions. The Company typically sells the ARM loans in connection with their securitization and upon securitization generally becomes obligated to purchase out of the security the fixed-rate loan created upon any conversion of an ARM loan. Such conversion period commences after the ARM loan is 24 months old, and ceases after the ARM loan is 60 months old. The fixed rate of interest to which these ARM loans convert will be at a net rate 1/8% higher than the rate then offered by the Company for the purchase of comparable fixed-rate loans.

  The Company sets prices at least once every business day for acquiring loans through the single-family mortgage conduit. The prices posted may be for immediate delivery of the mortgage loans or for subsequent delivery (such as within 90 days). The loans' features and characteristics, such as loan-to-value ratio and insurance coverage, are set forth in a detailed Seller/Servicer Guide. Commitments will obligate the Company to purchase mortgage loans from sellers for a specific period of time at an established yield, in a specified aggregate principal amount. Following the issuance of commitments, the Company is exposed to risks of interest rate fluctuations and may enter into hedging transactions to reduce the change in value of such commitments caused by changes in interest rates. Gains and losses on these hedging transactions are deferred as an adjustment to the carrying value of the related mortgage loans until the mortgage loans are sold. These hedging transactions have been successful in reducing the decline in value of the commitments, as well as loans in inventory, when interest rates have increased, while reducing the increase in value of the commitments, as well as loans in inventory, when interest rates have decreased. During the accumulation period prior to securitization, which is typically 60 days, the Company is at risk for credit losses on the mortgage loans acquired. The mortgage loans are financed through lines of credit with warehouse lenders or through repurchase agreements with investment banks.

  During 1993, the Company began purchasing mortgage loans without a commitment for mortgage pool insurance in addition to purchasing mortgage loans with a commitment for mortgage pool insurance. The Company has established an underwriting department and expanded its risk management department. To the extent that the Company purchases mortgage loans without a commitment for mortgage pool insurance, the Company relies upon its own underwriting for credit review and analysis in deciding to purchase these loans.

  When a sufficient volume of mortgage loans is accumulated, the loans are sold directly to investment banking firms or securitized through the issuance of mortgage securities. During 1993 the Company sold $1.2 billion directly to investment banking firms as whole loans and securitized $2.3 billion through the issuance of mortgage securities. The mortgage-backed securities are structured so that substantially all of the securities are rated in one of the two highest rating categories (i.e. AA or AAA) by at least one of the nationally recognized rating agencies. In contrast to mortgage-backed securities issued by the federal agencies in which the principal and interest payments are guaranteed, securities issued by the Company do not have such a guarantee and derive their rating through adequate levels of credit enhancement. This credit enhancement can take the form of mortgage pool insurance or subordination. Each of these securitization structures is described below.

  Historically, the Company exclusively used mortgage pool insurance for credit enhancement and reserve funds to cover certain risks excluded under such insurance. With this structure, mortgage loans purchased through the single-family mortgage conduit have a commitment for mortgage pool insurance from a mortgage insurance company with a claims paying ability in one of the two highest rating categories. The Company relies upon the credit review and analysis of each mortgage loan, which is performed by the mortgage insurer, in deciding to purchase a mortgage loan. Credit losses covered by the pool insurance policies are borne by the pool insurers to the limits of their policies and by the security holders if losses exceed those limits. The pool insurance is issued when the loan is subsequently securitized, and the Company is at risk for credit losses on that loan prior to its securitization. After these loans are securitized, the Company has only limited exposure to losses not covered by pool insurance resulting primarily from fraud during the origination of a mortgage loan. The Company has established reserves for these potential losses. The balances of these reserves totaled $5.3 million at December 31, 1993.

  An alternative method of credit enhancement is used when mortgage loans are securitized using a senior/subordinated structure. The Company expects to securitize in the future most of the single-family loans purchased through the single-family mortgage conduit by the issuance of mortgage securities in a senior/subordinated structure.
With the senior/subordinated structure, the credit risk is concentrated in the subordinated classes of the securities, thus allowing the senior classes of the securities to receive the higher credit ratings. To the extent losses are greater than expected, the holders of the subordinated securities will experience a lower yield (which may be negative) than expected on their investments. Although the Company did not retain any mortgage securities rated below AA during 1993, the Company may do so in the future. The securitization structure used by the Company will depend primarily on which form of credit enhancement (e.g. pool insurance or subordination) has the lower effective cost. The Company anticipates that subordination will generally have the lower cost but may require a greater capital investment by the Company to the extent any subordinated securities are retained.

  Each series of mortgage securities backed by single-family mortgage conduit loans is expected to be fully payable from the collateral pledged to secure the series. It is expected that the recourse of investors in the series generally will be limited to the collateral underlying the securities. Except in the case of a breach of the standard representations and warranties made by the Company when loans are securitized, the securities are non-recourse to the Company. The Company is at risk for losses on the mortgage loans while in warehouse. The Company believes that its allowances are adequate to cover any of its loss exposure on mortgage loans.

Other Conduit Operations

  The Company originates multi-family mortgage loans secured by properties that have qualified for low income housing tax credits pursuant to Section 42 of the Internal Revenue Code. A significant amount of the equity used by the developer to build these properties was raised through the sale of the tax credits. These tax credits, which are available generally for ten years beginning when the property was placed in service, provide a substantial incentive for the borrower not to default on the mortgage loan and to maintain the property in good condition, as the borrower would lose upon foreclosure any future tax credits relating to the property and could face recapture of a portion of the tax credits already taken. During 1993, the Company originated multi-family mortgage loans with an aggregate principal balance of $91.3 million, and had commitments outstanding at December 31, 1993 to fund an additional $22.5 million in such mortgage loans. During 1993, the Company securitized $102.2 principal amount of multi-family loans.

  The following schedule summarizes the principal balances as of the respective funding dates for mortgage loans funded through the Company's conduit operations during the year ended December 31, 1993.

(amounts in thousands)

Single-family :
    Fixed-rate:
           3-year                       $     167,685
          15-year                             208,997
          30-year                             910,414
                                        -------------
          Total fixed-rate                  1,287,096
    Adjustable-rate:
     6-month LIBOR                          2,465,054
     1-year Constant Maturity Treasury        250,234
                                         ------------
       Total adjustable-rate                2,715,288
                                         ------------
                 Total single-family        4,002,385

Multi-family:
    25-year fixed-rate                        91,329
                                       -------------
        Total mortgage loans funded    $   4,093,714
                                       =============

  The Company may pursue other methods of sourcing mortgage loans for its conduit operations in the future, including the direct origination of single-family mortgage loans. The Company has recently established a business unit to pursue the direct origination of non-conforming loans, initially in the Mid-Atlantic market.


                      Portfolio of Mortgage Investments

  The Company's investment strategy is to create a diversified portfolio of mortgage securities that in the aggregate generates stable income for the Company in a variety of interest rate environments and preserves the capital base of the Company. The Company creates the majority of the investments for its portfolio by retaining a portion of the mortgage securities or other assets that are generated from its business operations. By pursuing these strategies, the Company believes it can structure the portfolio to have more favorable yields in a variety of interest rate environments than if it purchased mortgage investments in the market.

  The majority of the Company's portfolio is comprised of investments in ARM securities. The Company increases the yield on these investments by pledging the ARM securities as collateral for repurchase agreements.
The interest rates on the majority of the Company's ARM securities reset every six months, and the rates are subject to both periodic and lifetime limitations ("caps"). Generally, the repurchase agreements have terms that range from 30 to 180 days, and the interest rates are not subject to the periodic and lifetime limitations. Thus, the yield on the ARM investments could decline if the spread between the yield on the ARM security versus the interest rate on the repurchase agreement was to be reduced. To mitigate this risk, the Company (i) lengthens the term of the repurchase agreement to more closely match the reset term on the underlying ARM loans, (ii) has established a reserve to hedge against the impact on earnings when the spread is reduced, and
(iii) has purchased interest rate cap agreements to reduce the risk of the lifetime interest rate limitation on the ARM securities.

  Another segment of the Company's portfolio consists of net investments in collateralized mortgage obligations ("CMOs"). The net margin on CMOs is derived primarily from the difference between the cash flow generated from the CMO collateral, and the amounts required for payment on the CMOs and administrative expenses. The CMOs are non-recourse to the Company. The Company's yield on its investment in CMOs is affected primarily by changes in prepayment rates; such yield will decline with an increase in prepayment rates, and the yield will increase with a decrease in prepayment rates.

  Fixed-rate mortgage securities consist of securities that have a fixed-rate of interest for specified periods of time. Certain fixed-rate mortgage securities have a fixed interest rate for the first 3, 5, or 7 years and thereafter interest rate adjustments at six or twelve month intervals, subject to periodic and lifetime interest rate caps. The Company's yields on these securities are primarily affected by changes in prepayment rates; such yield will decline with an increase in prepayment rates, and the yield will increase with a decrease in prepayment rates. The Company generally borrows against its fixed-rate mortgage securities. The spread between the interest rate on a repurchase agreement and the interest rate on any fixed-rate security that the Company plans to hold is generally fixed by using an interest rate swap. A portion of fixed-rate mortgage securities in the Company's portfolio may be financed by short-term repurchase agreements on a temporary basis as the Company obtains long-term financing or elects to sell the securities. As a result, the yield on these investments could decline if the spread between the yield on the fixed-rate mortgage securities and the interest rate on the repurchase agreements were to be reduced during this time period.

  Other mortgage securities consist of interest-only securities ("I/O"s), principal-only securities ("P/O"s) and residual interests which were either purchased or created through the Company's conduit activities. An I/O is a class of a CMO or a mortgage pass-through security that pays to the holder substantially all interest. A P/O is a class of a CMO or a mortgage pass-through security that pays to the holder substantially all principal. Residual interests represent the excess cash flows on a pool of collateral after payment of principal, interest, and expenses of the related mortgage-backed security or repurchase arrangement. Residual interests may have little or no principal amount and may not receive scheduled interest payments. The Company may borrow against its other mortgage securities for working capital purposes. The yields on these securities are affected primarily by changes in prepayment rates, and to a lesser extent, by changes in short-term interest rates.

  The Company continuously monitors the aggregate projected yield of its investment portfolio under various interest rate environments. While certain investments may perform very poorly in an increasing interest rate environment, certain investments may perform very well, and others may not be impacted at all. Generally, the Company adds investments to its portfolio which are designed to increase the diversification and reduce the variability of the yield produced by the portfolio in different interest rate environments. The Company may add new types of mortgage investments to its portfolio in the future.

  The Company may enter into transactions to protect its portfolio of mortgage investments and related debt from interest rate fluctuations. Such transactions may include the purchase or sale of interest rate futures, options on interest rate futures and interest rate caps. These transactions are designed to stabilize the portfolio yield profile in a variety of interest rate environments.

  The Company's portfolio of mortgage assets also includes the investment in mortgage warehouse participations. The Company provides mortgage warehouse lines of credit to established mortgage banking companies by purchasing participations in existing warehouse lines of credit from approved warehouse lenders. A mortgage warehouse line of credit provides short-term, revolving financing to a mortgage originator for mortgage loans during the time period from settlement until the mortgage loan is sold to a permanent investor. The purchases of participations are financed by equity and by the issuance of commercial paper.

                     Federal Income Tax Considerations


General

  The Company and its qualified REIT subsidiaries (collectively "Resource REIT") believes it has complied, and intends to comply in the future, with the requirements for qualification as a REIT under the Internal Revenue Code (the "Code"). To the extent that Resource REIT qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed to shareholders. However, a subsidiary of the Company, which operates the single-family mortgage conduit and is included in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP"), is not a qualified REIT subsidiary. Consequently, all of the nonqualified REIT subsidiary's taxable income is subject to federal and state income taxes.

  The REIT rules generally require that a REIT invest primarily in real estate-related assets, its activities be passive rather than active, and it distribute annually to its shareholders a high percentage of its taxable income. The Company could be subject to a number of taxes if it failed to satisfy those rules or if it acquired certain types of income-producing real property through foreclosure. Although no complete assurances can be given, Resource REIT does not expect that it will be subject to material amounts of such taxes.

  Resource REIT's failure to satisfy certain Code requirements could cause the Company to lose its status as a REIT. If Resource REIT failed to qualify as a REIT for any taxable year, it would be subject to federal income tax (including any applicable minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders. As a result, the amount of after-tax earnings available for distribution to shareholders would decrease substantially. While the Board of Directors intends to cause Resource REIT to operate in a manner that will enable it to qualify as a REIT in all future taxable years, there can be no certainty that such intention will be realized because, among other things, qualification hinges on the conduct of the business of Resource REIT.

Qualification of the Company as a REIT

  Qualification as a REIT requires that Resource REIT satisfy a variety of tests relating to its income, assets, distributions and ownership. The significant tests are summarized below.

  Sources of Income
  -----------------

  To qualify as a REIT in any taxable year, Resource REIT must satisfy three distinct tests with respect to the sources of its income: the "75% income test," the "95% income test," and the "30% income test." The 75% income test requires that Resource REIT derive at least 75% of its gross income (excluding gross income from prohibited transactions) from certain real estate related sources.

  In order to satisfy the 95% income test, at least an additional 20% of Resource REIT's gross income for the taxable year must consist either of income that qualifies under the 75% income test or certain other types of passive income.

  The 30% income test, unlike the other income tests, prescribes a ceiling for certain types of income. A REIT may not derive more than 30% of its gross income from the sale or other disposition of (i) stock or securities held for less than one year, (ii) dealer property that is not foreclosure property, or (iii) certain real estate property held for less than four years.

  If Resource REIT fails to meet either the 75% income test or the 95% income test, or both, in a taxable year, it might nonetheless continue to qualify as a REIT, if its failure was due to reasonable cause and not willful neglect, and the nature and amounts of its items of gross income were properly disclosed to the Internal Revenue Service. However, in such a case Resource REIT would be required to pay a tax equal to 100% of any excess non-qualifying income. No analogous relief is available to REITs that fail to satisfy the 30% income test.

  Nature and Diversification of Assets
- -------------------------------------

  At the end of each calendar quarter, three asset tests must be met by Resource REIT. Under the "75% asset test," at least 75% of the value of Resource REIT's total assets must represent cash or cash items (including receivables), government securities or real estate assets. Under the "10% asset test", Resource REIT may not own more than 10% of the outstanding voting securities of any single non-governmental issuer, if such securities do not qualify under the 75% asset test. Under the "5% asset test," ownership of any stocks or securities that do not qualify under the 75% asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5% of the value of the total assets of Resource REIT.

  If Resource REIT inadvertently fails to satisfy one or more of the asset tests at the end of a calendar quarter, such failure would not cause it to lose its REIT status, provided that (i) it satisfied all of the asset tests at the close of a preceding calendar quarter, and (ii) the discrepancy between the values of Resource REIT's assets and the standards imposed by the asset tests either did not exist immediately after the acquisition of any particular asset or was not wholly or partially caused by such an acquisition. If the condition described in clause (ii) of the preceding sentence was not satisfied, Resource REIT still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.

  Distributions
  -------------

  With respect to each taxable year, in order to maintain its REIT status, Resource REIT generally must distribute to its shareholders an amount at least equal to 95% of the sum of its "REIT taxable income" (determined without regard to the deduction for dividends paid and by excluding any net capital gain) and any after-tax net income from certain types of foreclosure property minus any "excess noncash income." The Internal Revenue Code provides that distributions relating to a particular year may be made early in the following year, in certain circumstances. The Company will balance the benefit to the shareholders of making these distributions and maintaining REIT status against their impact on the liquidity of the Company. In an unlikely situation, it may benefit the shareholders if the Company retained cash to preserve liquidity and thereby lose REIT status.

  For federal income tax purposes, Resource REIT is required to recognize income on an accrual basis and to make distributions to its shareholders when income is recognized. Accordingly, it is possible that income could be recognized and distributions required to be made in advance of the actual receipt of such funds by Resource REIT. The nature of Resource REIT's investments is such that it expects to have sufficient cash to meet any federal income tax distribution requirements.

Taxation of Distributions by the Company

  Assuming that Resource REIT maintains its status as a REIT, any distributions that are properly designated as "capital gain dividends'' generally will be taxed to shareholders as long-term capital gains, regardless of how long a shareholder has owned his shares. Any other distributions out of Resource REIT's current or accumulated earnings and profits will be dividends taxable as ordinary income.
Shareholders will not be entitled to dividends-received deductions with respect to any dividends paid by Resource REIT. Distributions in excess of Resource REIT's current or accumulated earnings and profits will be treated as tax-free returns of capital, to the extent of the shareholder's basis in his shares, and as gain from the disposition of shares, to the extent they exceed such basis. Shareholders may not include on their own tax returns any of Resource REIT ordinary or capital losses. Distributions to shareholders attributable to "excess inclusion income'' of Resource REIT will be characterized as excess inclusion income in the hands of the shareholders. Excess inclusion income can arise from Resource REIT's holdings of residual interests in real estate mortgage investment conduits and in certain other types of mortgage-backed security structures created after 1991. Excess inclusion income constitutes unrelated business taxable income ("UBTI'') for tax-exempt entities (including employee benefit plans and individual retirement accounts), and it may not be offset by current deductions or net operating loss carryovers. In the unlikely event that the Company's excess inclusion income is greater than its taxable income, the Company's distribution would be based on the Company's excess inclusion income. In 1993 the Company's excess inclusion income was approximately 15% of its taxable income. Although Resource REIT itself would be subject to a tax on any excess inclusion income that would be allocable to a "disqualified organization'' holding its shares, Resource REIT's by-laws provide that disqualified organizations are ineligible to hold Resource REIT's shares.

  Dividends paid by Resource REIT to organizations that generally are exempt from federal income tax under Section 501(a) of the Code should not be taxable to them as UBTI except to the extent that (i) purchase of shares of Resource REIT was financed by "acquisition indebtedness'' or
(ii) such dividends constitute excess inclusion income.

Taxable Income

  Resource REIT uses the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with GAAP. These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. Additionally, Resource REIT's taxable income does not include the taxable income of its taxable affiliate, although the affiliate is included in the Company's GAAP consolidated financial statements. For the year ended December 31, 1993, Resource REIT's estimated taxable income was approximately $61.5 million.

  A portion of the dividends paid during 1993 was allocated to satisfy 1992 distribution requirements and a portion of the dividends paid in 1994 will be allocated to satisfy 1993 distribution requirements. All of the dividends paid during 1993 represented ordinary income for federal income tax purposes.

                           Competition

  The Company competes with a number of institutions with greater financial resources in purchasing mortgage loans through its mortgage conduit operations. In addition, in purchasing mortgage assets and in issuing mortgage securities, the Company competes with investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies and other lenders, GNMA, FHLMC and FNMA and other entities purchasing mortgage assets, many of which have greater financial resources than the Company. Additionally, mortgage securities issued relative to its mortgage conduit operations will face competition from other investment opportunities available to prospective purchasers.

                             Employees

  As of December 31, 1993, the Company had approximately 150 employees.

Item 2.  PROPERTIES
         ----------

  The Company's executive and administrative offices are located in Columbia, Maryland and the Company's operations offices are located in Glen Allen, Virginia, on properties leased by the Company. The executive and administrative offices are located at 10500 Little
Patuxent Parkway, Suite 650, Columbia, Maryland, 21044.

Item 3.  LEGAL PROCEEDINGS
         -----------------

  In March 1993, the Company was notified by the Securities and Exchange Commission (the "Commission") that a formal order of investigation had been issued to review trading activity in the Company's stock during April and May of 1992. In this regard, the Company and certain of its officers and directors have produced documents and testified before the staff of the Commission. The Company and the subpoenaed officers and directors are complying with the requests of the Commission. Based on
      information available to the Company, and upon advice of counsel, management does not believe that the investigation will result in any action that will have a material adverse impact on the Company.

  There were no other pending legal proceedings, outside the normal course of business, to which the Company was a party or of which any of its property was subject at December 31, 1993.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1993.

                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         -------------------------------------------------------------
         MATTERS
         -------

  The Company's common stock is traded on the New York Stock Exchange under the trading symbol RMR. The Company's common stock was held by approximately 3,900 holders of record as of January 31, 1994. In addition, depository companies held stock for approximately 25,200 beneficial owners. During the last two years, the high and low closing stock prices and cash dividends declared on common stock were as follows:

                                                     Cash Dividends
                                 High        Low        Declared
                                ------      -----       --------
1992
- ----

First quarter                 $ 12 3/8    $  9 3/8    $  0.45  (1)
Second quarter                  17 7/8      11 7/8       0.55
Third quarter                   22 3/4      17 5/8       0.65
Fourth quarter                  22 3/4      19 1/2       0.75  (2)

1993
- ----

First quarter                 $ 29 7/8     $ 20 3/8   $  0.85  (2)
Second quarter                  28 1/8       26 1/2      0.75
Third quarter                   30 7/8       27 3/4      0.77
Fourth quarter                  32 1/4       28 5/8      0.78  (3)

- ------------------
(1) The January 1992 dividend of $0.15 was declared in December 1991 and is included in the dividends for the first quarter of 1992.

(2) The $0.35 special dividend declared in December 1992 is included in the dividends for the first quarter of 1993.

(3) Amount does not include the January 1994 dividend of $0.26 which was declared in December 1993.

Item 6  SELECTED FINANCIAL DATA
        -----------------------

(amounts in thousands except share data)

Year ended December 31,    1993     1992       1991      1990      1989
- ----------------------     ----     ----       -----     ----      -----
Net margin on
  mortgage assets      $  45,019  $  32,655  $ 22,923 $  14,975 $  5,811
                       =========  ========  =======  =========  ========
Gain on sale of
 mortgage assets, net
 of associated costs  $  25,985  $  26,991  $  10,218 $   1,371 $  1,007
                      =========  =========  ========= ========= =======
Total revenue         $ 198,975  $ 177,505  $ 161,229 $ 140,038 $118,407
Total expenses          144,848    139,336    139,593   127,245  118,283
                      ---------   --------  --------- --------- --------
Net income            $  54,127  $  38,169  $  21,636 $  12,793 $    124
                      =========  =========  ========= ========= ========
Net income per share  $    3.12  $    2.73  $    1.60 $    0.91 $   0.01
Average number of
shares
outstanding      17,364,309 13,999,047 13,531,290  14,091,783 14,450,100
Dividends declared
per share            $    3.06(1)$    2.60(2)$   1.53(3)$   0.74 $  0.53

Return on average
 shareholders' equity     25.8%       27.7%      17.9%      10.6%   0.1%
Principal balance
 of mortgage
 loans funded        $ 4,093,714$ 5,334,174$ 2,491,434$605,752$ 967,291


Year ended December 31,    1993     1992       1991      1990      1989
- ----------------------     ----     ----       -----     ----      -----

Mortgage Investments:
  Collateral
for CMOs          $    434,698$   571,567$    820,517$987,856$1,122,378
  Adjustable-rate
 mortgage
securities (4)    2,021,196  1,199,911    658,311    223,894     90,701
  Fixed-rate
mortgage
securities (4)      214,128    165,206     22,062     14,741      8,547
  Other mortgage
securities (4)       65,625     36,461     53,176     87,825    100,630
  Mortgage
warehouse
participations      156,688    121,624     88,312       -          -
Total assets      3,726,762  2,239,656  1,829,632  1,412,257  1,395,199
CMO bonds
payable, net (5)    432,677    561,441    805,493    971,356  1,102,306
Repurchase
agreements        2,754,166  1,315,334    637,599    235,553     99,812
Total
liabilities       3,473,730  2,062,219  1,708,197  1,291,893  1,273,893
Shareholders'
equity              253,032    177,437    121,435    120,364    122,016
Number of shares
outstanding      19,331,932 16,507,100 13,542,137  13,529,700 14,450,100
Book value
 per share    $       13.09 $    10.75 $     8.97  $     8.90 $     8.44

- ---------------------
(1) Includes the January 1994 dividend of $0.26 which was declared in December 1993.
(2) Includes the January 1993 dividend of $0.35 which was declared in December 1992.
(3) Includes the January 1992 dividend of $0.15 which was declared in December 1991.
(4)  Includes mortgage securities held for possible sale.
(5)  This debt is non-recourse to the Company.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Resource Mortgage Capital, Inc. (the "Company") operates a mortgage conduit and invests in a portfolio of residential mortgage securities. The Company's primary strategy is to use its mortgage conduit operations, which involve the purchase and securitization of residential mortgage loans, to create investments for its portfolio. The Company's principal sources of income are net interest income on its investment portfolio, gains on the securitization and sale of mortgage loans and the interest spread realized while the mortgage loans are being accumulated for securitization.

  In 1993, the Company's results improved primarily from an increase in the net margin on its mortgage assets. This improvement in net margin resulted from the addition of investments created by the Company's mortgage conduit operations and the rapid paydown of certain lower yielding investments owned by the Company.

Results of Operations                  1993         1992         1991
                                       ----         ----         ----

(amounts in thousands except per share information)
  Net margin on mortgage assets      $  45,019    $  32,655    $  22,923
  Net gain on sales                     25,985       26,991       10,218
  Net income                            54,127       38,169       21,636
  Net income per share                    3.12         2.73         1.60

  Dividends declared                    53,835       38,197       20,706
  Dividends declared per share            3.06         2.60         1.53

  Principal balance of mortgage
    loans funded                      4,093,714    5,334,174    2,491,434

1993 compared to 1992
- ----------------------    The increase in the Company's earnings during
1993 as compared to 1992 is primarily the result of (i) the increase in net margin on mortgage assets and (ii) the decrease in valuation adjustments. The increase in earnings was partially offset by (i) a decrease in the net gain on sale of mortgage assets and (ii) the increase in general and administrative expenses.

  Net margin on mortgage assets increased to $45.0 million for 1993 from $32.7 million for 1992. This increase resulted primarily from the overall growth of the portfolio. The Company was able to increase the size of its portfolio primarily through the use of proceeds from common stock issued during 1993.

  The principal amount of mortgage loans securitized or sold decreased to $3.4 billion during 1993 from $5.4 billion during the same period in 1992. As a result of the decrease in principal amount of mortgage loans securitized or sold, the Company's net gains on sales of mortgage assets decreased to $26.0 million for 1993 from $27.0 million for 1992. Although the principal amount of mortgage loans securitized decreased during 1993, the percentage gain realized on such sales or securitizations increased and generally offset the effects of such decline in volume.

  While the Company did not incur management fee expense in 1993 due to the termination of its prior management agreement, the Company incurred $15.2 million of general and administrative expenses for 1993. In comparison, the Company incurred management fee expense of $4.9 million and general and administrative expenses of $9.6 million during 1992. The increase in general and administrative expenses is due primarily to
(i) the addition of an underwriting department in 1993 and (ii) the change to self management in June 1992.

  During 1993 and 1992, the Company recorded valuation adjustments to certain mortgage investments of $2.4 million and $7.3 million, respectively. These valuation adjustments were based on expectations that future prepayment speeds would result in the Company receiving less cash on certain investments than its amortized cost basis in such investments.

1992 compared to 1991
- ---------------------    The increase in the Company's earnings in 1992
as compared to 1991 is primarily the result of the increase in gain on sale of mortgage assets to $27.0 million for 1992 from $10.2 million for 1991 and an improvement in net margin on mortgage assets to $32.7 million for 1992 from $22.9 million for 1991.

  The principal amount of mortgage loans funded increased substantially to $5.3 billion in 1992 from $2.5 billion in 1991. As a result of the increased volume of loans funded and favorable interest rates, the Company realized significant gains on securitizations and sales of $27.0 million and realized an increase in the spread between interest income earned on mortgage loans held in warehouse and the interest expense paid on warehouse borrowings. The increase in the volume of mortgage loans funded is attributable not only to general market activity arising from lower interest rates, but also to the continued success of the Company's funding of adjustable-rate mortgage loans.

  The increase in net margin to $32.7 million in 1992 from $22.9 million in 1991 was partially offset by valuation adjustments which were based upon projections that the Company would receive less cash on certain investments than its amortized basis in the investments due to higher than anticipated rates of mortgage prepayments. During 1992, the Company recorded valuation adjustments of $7.3 million on certain mortgage investments. Additionally, while the Company did not incur management fee expense in the third and fourth quarters of 1992 due to the termination of the management agreement with Ryland Acceptance Corporation, the manager of the Company through June 16, 1992, the Company's general and administrative expenses increased due to this transition to self-management. General and administrative expenses also include a one-time charge of $2.0 million related to the cancellation of a portion of the stock options held by Ryland Acceptance Corporation and accruals related to the Company's stock incentive plan.

        The following table summarizes the average balances of the
Company's interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the years presented.

Average Balances and Effective Interest Rates
                                          Year Ended December 31,
(amounts in thousands)
                                     1993                  1992                  1991

                                Average  Effective     Average  Effective    Average  Effective
                                Balance       Rate     Balance       Rate    Balance       Rate
Interest-earning assets:
   Collateral for CMOs (1) $    432,715      9.14% $   590,779      9.77% $  907,452    10.04%
   Adjustable-rate mortgage
    securities                1,534,073      4.96      850,151      5.88     364,157     7.90
   Fixed-rate mortgage
    securities                  184,087      7.62       49,804      9.23      18,018    10.57
   Other mortgage
    securities                   43,045     19.22       47,181     16.28      64,075    17.34
   Mortgage warehouse
    participations              112,537      5.08      105,170      5.57      16,308     7.09
                           ------------     ------     -------     ------    -------    ------
  Total portfolio-related
     assets                   2,306,457      6.23    1,643,085      7.66   1,370,010     9.78
   Mortgage loans in
    warehouse                   460,479      6.22      349,429      6.95     196,021     8.59
                           ------------     -----    ---------     ------  ---------    ------
  Total interest-earning
   assets                  $  2,766,936      6.23% $ 1,992,514      7.53% $1,566,031     9.63%
                           ============     ====== ===========      ===== ==========    ======

Interest-bearing
  liabilities:(2)
   Portfolio-related
    liabilities:
      CMOs                 $    439,488      8.46% $   603,052      9.18% $  901,818     9.49%
    Repurchase agreements:
     Adjustable-rate mortgage
      securities              1,443,092      3.62      773,578      4.24     338,719     6.25
     Fixed-rate mortgage
      securities                173,126      4.90       36,470      5.26       7,680     8.62
     Other mortgage
      securities                  6,668      3.72       11,167      4.63      23,916     6.85
     Commercial paper           106,464      3.25      100,057      3.78      14,016     5.39
                           ------------      -----    --------      ------ ---------     -----
Total portfolio-related
    liabilities               2,168,838      4.68    1,524,324      6.19    1,286,149    8.54

 Warehouse-related liabilities:
   Repurchase agreements        308,148      4.50      236,728      5.31       83,758    7.03
    Notes payable                80,220      5.36       83,398      5.67       88,761    7.77
                            -----------      -----   ---------     ------   ---------    -----
  Total warehouse-related
    liabilities                 388,368      4.68      320,126      5.40      172,519    7.42
                            -----------      -----   ---------     ------   ---------    -----
  Total interest-bearing
   liabilities              $ 2,557,206      4.68% $ 1,844,450      6.06% $ 1,458,668    8.41%
                            ===========      ===== ===========      ===== ===========    =====

Net interest spread                          1.55%                  1.47%                1.22%
                                             =====                  =====                =====
Net yield on average
 interest earning assets                     1.90%                  1.93%                1.80%
                                             =====                  =====                =====

- ------------------
(1) Average balances exclude funds held by trustees of $16,325, $26,338 and $15,198 for the years ended December 31, 1993, 1992 and 1991, respectively.
(2) "Collateralized mortgage obligations: Other" expense and "Other" expense as shown on the consolidated statements of operations are excluded from the calculations of effective interest rates on interest-bearing liabilities.

Portfolio Activity

  The Company's investment strategy is to create a diversified portfolio of mortgage securities that in the aggregate generate stable income in a variety of interest rate and prepayment rate environments and preserve the capital base of the Company. The Company has pursued its strategy of concentrating on its mortgage conduit activities in order to create investments with attractive yields and to benefit from potential gains on securitization. In many instances the Company's investment strategy involves not only the creation or acquisition of the asset, but also the related borrowing to pay for a portion of that asset.

1993 compared to 1992
- ---------------------    The size of the Company's portfolio of mortgage
investments at December 31, 1993 has increased as compared to December
31, 1992, through the addition of investments created through the Company's conduit operations and the purchase of mortgage investments. During 1993 the Company added approximately $728.3 million of adjustable-rate mortgage securities, $202.3 million of fixed-rate mortgage securities and $12.2 million of other mortgage securities to its portfolio through its conduit operations. During 1993, the Company retained $102.2 million principal amount of mortgage loans as collateral
      for CMOs.  Also during 1993 the Company purchased approximately
$279.5 million of adjustable-rate mortgage securities, $57.8 million of fixed-rate mortgage securities and $31.1 million of other mortgage securities for its portfolio. A portion of these securities were financed through repurchase agreements with investment banking firms. Additionally, during 1993, the Company sold $72.5 million and $184.3 million principal amount of adjustable-rate and fixed-rate mortgage securities, respectively, from its portfolio. During 1992, the Company sold $282.1 million of adjustable-rate mortgage securities, $19.1 million of other mortgage securities and $38.4 million of collateral for CMOs, net of $37.3 million of associated borrowings, from its portfolio. The Company realized net gains of $1.4 million during 1993 and $1.7 million during 1992 on the sale of mortgage securities.

  The net margin on the Company's portfolio of mortgage investments increased to $34.6 million for 1993 from $25.7 million for 1992. This increase resulted from the overall growth of mortgage investments. Portfolio results for 1993 and 1992 were partially offset by valuation adjustments to certain mortgage investments of $2.4 million and $7.3 million, respectively, based on expectations that future prepayment speeds would result in the Company receiving less cash on certain investments than its amortized cost basis in such investments.

  During 1993, the Company purchased additional LIBOR-based interest rate cap agreements to limit its exposure to the lifetime interest rate cap on its adjustable-rate mortgage securities. At December 31, 1993, the Company had purchased cap agreements with an aggregate notional amount of $1.3 billion. Pursuant to these agreements, the Company will receive additional cash flows if six month LIBOR increases above certain specified levels. The amortization of the cost of the cap agreements will reduce interest income on adjustable-rate mortgage securities over the lives of the agreements.

  The Company participates in mortgage warehouse lines of credit. The Company's obligations under the participations are funded primarily by sales of commercial paper. An agreement with a bond guarantor and a syndicate of commercial banks provides 100% credit and liquidity support for the commercial paper and for the Company's obligations under its participations. As of December 31, 1993, the Company had acquired $185.0 million of participations and had advanced $156.7 million pursuant to these participations. Under the Company's liquidity agreement, which terminates on April 30, 1994, participations are limited to $250 million.

1992 compared to 1991
- ---------------------    The composition of the Company's portfolio of
mortgage investments at December 31, 1992 has changed as compared to December 31, 1991, primarily through the addition of investments created through the single-family mortgage conduit. These changes were made in order to further stabilize the yield on the portfolio of mortgage investments in different interest rate environments. During 1992 and 1991, the Company retained $749.2 million and $611.4 million, respectively, of adjustable-rate mortgage securities that were created as the Company securitized mortgage loans purchased through the single-family mortgage conduit. These retained securities were financed through repurchase agreements with investment banking firms. Also during 1992, the Company retained $170.4 million principal amount of mortgage loans as collateral for CMOs. No loans were retained during 1991 as collateral for CMOs. Additionally, during 1992 the Company sold $282.1 million of adjustable-rate mortgage securities, $19.1 million of other mortgage securities, and $38.4 million of collateral for CMOs, net of $37.3 million of associated borrowings, from its portfolio. During 1991 the Company sold no adjustable-rate mortgage securities, $40.2 million of other mortgage securities and no collateral for CMOs. During 1992 and 1991, the Company realized net gains of $1.7 million on the sale of mortgage investments in each year.

  The net margin on the Company's portfolio of mortgage investments increased to $25.7 million for 1992 from $18.9 million for 1991. This increase resulted primarily from the overall growth of the portfolio and the increase in adjustable-rate mortgage securities and the decrease in CMOs as a percentage of the total portfolio.

                       Mortgage Conduit Operations

  As a "mortgage conduit," the Company acts as an intermediary between the originators of mortgage loans and the permanent investors in the mortgage loans or the mortgage-related securities backed by such mortgage loans. Historically, the Company's conduit operations consisted of the purchase and securitization of single-family mortgage loans that qualified for mortgage pool insurance. During 1993, the Company expanded its single-family conduit operations to include the
      purchase of mortgage loans that were underwritten by the Company and expanded its securitization strategy to include the senior/subordinated security structure as an alternative to using pool insurance as a source of credit enhancement. The Company also operates other mortgage conduit activities.

Single-family Mortgage Conduit Operations

  Through its single-family mortgage conduit, the Company purchases mortgage loans from approved sellers, primarily mortgage companies, savings and loan associations and commercial banks. When a sufficient volume of mortgage loans is accumulated, the Company sells or securitizes these mortgage loans through the issuance of CMOs or pass-through securities. During the accumulation period, the Company finances its purchases of mortgage loans through warehouse lines of credit or through repurchase agreements.

The following table summarizes single-family conduit activity for 1993, 1992 and 1991.

(amounts in thousands)                   1993        1992          1991

Principal amount of loans purchased   $4,002,385  $ 5,311,406 $ 2,491,434
Principal amount securitized or sold   3,332,200    5,374,543   2,414,189
Investments added to portfolio from
the single-family conduit,
net of associated borrowings              54,528       77,475     48,634

1993 Compared to 1992
- ---------------------   The decrease in the purchase volume of single-
family loans for 1993 as compared to 1992 reflects generally (i) the greater competition in the secondary mortgage market and (ii) the underwriting and pricing changes of the mortgage pool insurers. The Company's net gains on sale of mortgage assets decreased to $26.0 million for 1993 from $27.0 million for 1992. Although the principal amount of mortgage loans securitized decreased during 1993, the percentage gain realized on such sales or securitizations increased and generally offset the effects of such decline in volume. This higher profitability was partially offset by increased general and administrative costs related to the establishment of an internal underwriting department as the Company began to underwrite mortgage loans purchased without a commitment for mortgage pool insurance. The Company expects that its general and administrative costs will continue to increase as a greater percentage of the mortgage loans are underwritten by the Company. The Company had outstanding commitments to purchase single-family mortgage loans totaling $381.7 million and $431.1 million at December 31, 1993 and 1992, respectively.

  As of December 31, 1993 and December 31, 1992, the Company had $13.2 million and $11.6 million, respectively, of deferred net gains related to the securitization of certain convertible ARM loans which the Company has agreed to purchase upon their conversion to a fixed-rate of interest. The deferred income will be recognized over the remaining conversion period until the conversion option expires, which is five years after the origination of each mortgage loan.

1992 compared to 1991.   The increase in the single-family mortgage
conduit volume for 1992 as compared to 1991 reflects generally higher levels of mortgage activity as interest rates have declined, and increases in the purchase of ARM loans. As the single-family mortgage conduit volume has increased, the gains related to securitizations and sales increased to $27.0 million in 1992 from $10.2 million in 1991. Additionally, the spread (difference between interest income on the loans and the interest expense on associated short-term borrowings) that the Company earned on the mortgage loans during the accumulation period increased to 1.55% in 1992 from 1.17% in 1991.

  As of December 31, 1992 and December 31, 1991, the Company had $11.6 million and $4.5 million, respectively, of deferred net gains related to the securitization of certain convertible ARM loans which the Company has agreed to purchase upon their conversion to a fixed-rate of interest. The deferred income will be recognized over the remaining conversion period until the conversion option expires, which is five years after the origination of each mortgage loan.

Other Mortgage Conduit Operations

  The Company originates multi-family mortgage loans secured by properties that have qualified for low income housing tax credits pursuant to Section 42 of the Internal Revenue Code. These tax credits,
      which are available generally for ten years beginning when the property was placed in service, provide a substantial incentive for the borrower not to default on the mortgage loan, as the borrower would lose upon foreclosure any future tax credits relating to the property and could face recapture of a portion of the tax credits already taken.

  During 1993, the Company funded multi-family mortgage loans with an aggregate principal balance of $91.3 million. Also during 1993 the Company securitized $102.2 million in principal amount of multi-family loans. At December 31, 1993, mortgage loans in warehouse included multi-family mortgage loans with an aggregate principal balance of $11.3 million and the Company had commitments outstanding to fund an additional $22.5 million in such mortgage loans. Due to the delay by Congress in approving the Omnibus Reconciliation Act of 1993, tax credits were not allocated to the states for re-allocation to developers until late 1993. Thus, the Company expects slower origination volume of multi-family loans during the first half of 1994, with an increase later in the year.

                          Other Matters

  Upon the securitization of single-family mortgage loans using mortgage pool insurance, the Company generally retains limited exposure for special hazard losses and for losses arising from mortgagor bankruptcy claims. At December 31, 1993, the Company's total exposure for special hazard and mortgagor bankruptcy losses was $21.2 million and the Company pledged a comparable amount of mortgage securities as collateral to provide coverage for these potential losses. An estimate of possible losses is made at the time loans are securitized and securities are retained in the portfolio at a discount to compensate the Company for this risk. The estimate is based on management's judgement, and is evaluated periodically for factors such as geographic location and industry loss experience. At December 31, 1993 the discount totaled $19.7 million of which $17.2 million was included in adjustable-rate mortgage securities, net and $2.5 million was included in fixed-rate mortgage securities, net.

  The Company has limited exposure to losses due to fraud during the origination of a mortgage loan. The Company has established a loss allowance for such losses. An estimate for such losses is made at the time loans are sold or securitized, and the loss allowance is adjusted accordingly. This estimate is based on management's judgement and the allowance is evaluated periodically. At December 31, 1993 the allowance totaled $5.3 million and was included in other liabilities.

  The Company is exposed to losses to the extent that mortgage loans in warehouse are secured by properties that were damaged as a result of the January 1994 earthquake in the Los Angeles area. The Company does not expect that any losses due to this earthquake will have a material effect on its financial position or results of operations.

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which addresses the accounting and reporting for investments in debt and equity securities. This Statement is effective for fiscal years beginning after December 15, 1993 and has not yet been applied by the Company. The Company does not anticipate that its application of this Statement will have a material impact on its results of operations or its financial condition.

  The Company and its qualified REIT subsidiaries (collectively "Resource REIT") have elected to be treated as a real estate investment trust for federal income tax purposes, and therefore is required to distribute annually substantially all of its taxable income. Resource REIT estimates that its taxable income for 1993 was approximately $61.5 million. Taxable income differs from the financial statement net income which is determined in accordance with generally accepted accounting principles. A portion of the dividends paid in 1993 will be allocated to satisfy tax distribution requirements of the previous year. Resource REIT determines its dividend relative to its anticipated taxable income for the year. Excess inclusion income can arise from Resource REIT's holdings of residual interests in real estate mortgage investment conduits and in certain other types of mortgage-backed security structures created after 1991. In the unlikely event that the Company's excess inclusion income is greater than its taxable income, the Company's distribution would be based on the Company's excess inclusion income. In 1993 the Company's excess inclusion income was approximately 18% of its taxable income.

                            Liquidity and Capital Resources

  The Company uses its cash flow from operations, issuance of CMOs or pass-through securities, other borrowings and capital resources to meet its working capital needs. The Company believes that the cash flow from its portfolio and borrowing arrangements provide sufficient liquidity for the conduct of its operations.

  The Company's borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of the existing collateral declines, and may be due on demand or upon the occurrence of certain events. If borrowing costs are higher than the yields on the mortgage assets purchased with such funds, the Company's ability to acquire mortgage assets may be substantially reduced and it may experience losses.

  The Company borrows funds on a short-term basis to support the accumulation of mortgage loans prior to the sale of such mortgage loans or the issuance of mortgage securities. These short-term borrowings consist of the Company's warehouse lines of credit and repurchase agreements and are paid down as the Company securitizes or sells mortgage loans. The Company had a $115 million revolving warehouse line of credit to finance the purchase of mortgage loans with a consortium of commercial banks that expired on March 1, 1994. During February 1994, the Company replaced the revolving warehouse line of credit with a $150 million credit facility, which also allows the Company to borrow up to $30 million on an unsecured basis for working capital purposes. This new credit facility expires in February 1995. The Company presently has revolving committed repurchase agreements of $300 million and $100 million maturing on June 25, 1994 and September 12, 1994, respectively. The Company has arranged separate financing for the origination of multi-family mortgage loans for up to $75 million. The Company expects that these credit facilities will be renewed if necessary, at their respective expiration dates, although there can be no assurance of such renewal. At December 31, 1993 the Company had borrowed $673.7 million under these credit facilities. The lines of credit contain certain financial covenants which the Company met as of December 31, 1993. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

  The Company finances adjustable-rate mortgage securities and certain other mortgage assets through repurchase agreements. Repurchase agreements allow the Company to sell mortgage assets for cash together with a simultaneous agreement to repurchase the same mortgage assets on a specified date for an increased price, which is equal to the original sales price plus an interest component. At December 31, 1993, the Company had outstanding obligations of $2.2 billion under such repurchase agreements, of which $2.0 billion, $204.4 million and $12.1 million were secured by adjustable-rate mortgage securities, fixed-rate mortgage securities and other mortgage securities, respectively. Increases in either short-term interest rates or long-term interest rates could negatively impact the valuation of these mortgage assets and may limit the Company's borrowing ability or cause various lenders to initiate margin calls. Additionally, certain of the Company's adjustable-rate mortgage securities are AA rated classes that are subordinate to related AAA rated classes from the same series of securities. Such AA rated classes have less liquidity than securities that are not subordinated, and the value of such classes is more dependent on the credit rating of the related mortgage pool insurer. As a result of either changes in interest rates or a downgrade of a mortgage pool insurer, the Company may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses.

  The Company issues asset-backed commercial paper to support its purchase of mortgage warehouse participations. An agreement with a consortium of commercial banks provides 100% liquidity support for the commercial paper and for the Company's obligation to fund on participations it has purchased. Based on such liquidity support, the Company's commercial paper has been rated in the highest category by two nationally recognized rating agencies.

  A substantial portion of the assets of the Company are pledged to secure indebtedness incurred by the Company. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of the Company in the event of the Company's liquidation, except to the extent that the value of such assets exceeds the amount of the indebtedness they secure.

  During the third quarter of 1993, the Company issued an additional 2,300,000 shares of common stock through its registration statement filed with the Securities and Exchange Commission earlier in 1993. Proceeds from this issuance were used initially to pay down short-term borrowings and to support the accumulation of mortgage loans. The REIT
      provisions of the Internal Revenue Code require Resource REIT to distribute to shareholders substantially all of its taxable income, thereby restricting its ability to retain earnings. The Company may issue additional common stock or other securities in the future in order to fund growth in its operations, growth in its portfolio of mortgage investments, or for other purposes.

  During 1993 the Company issued 524,832 additional shares of common stock through its Dividend Reinvestment Plan. Total net proceeds of $15.0 million were used for general corporate purposes.

  During October 1993, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance of up to $200 million of (i) debt securities, (ii) preferred stock, (iii) common stock, and (iv) warrants. This shelf registration statement provides for the issuance, from time to time, of one or more of the foregoing securities. Proceeds from any offerings pursuant to this shelf registration statement will be used for general corporate purposes, which may include the purchase of mortgage loans through the Company's conduit operations, investment in mortgage securities, and growth of new business lines.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

  The consolidated financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon are set forth on pages F-3 through F-17 of this Form 10-K.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.
                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

  The information required by Item 10 as to directors and executive officers of the Company is incorporated herein by reference to the definitive proxy statement to be filed pursuant to Regulation 14A.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

  The information required by Item 11 is incorporated herein by reference to the definitive proxy statement to be filed pursuant to Regulation 14A.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

  The information required by Item 12 is incorporated herein by reference to the definitive proxy statement to be filed pursuant to Regulation 14A.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

  The information required by Item 13 is incorporated herein by reference to the definitive proxy statement to be filed pursuant to Regulation 14A.

                              Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
           ------------------------------------------------------------
            8-K
            ---
    (a)  Documents filed as part of this report:

1. and 2. Financial Statements and Financial Statement Schedules

  The information required by this section of Item 14 is set forth in the Consolidated Financial Statements and Independent Auditors' Report beginning at page F-1 of this Form 10-K. The index to the Financial Statements and Schedules is set forth at page F-2 of this Form 10-K.

   3.  Exhibits

Exhibit
Number   Exhibit
- -------  -------
3.1    Articles of Incorporation of the Registrant, as amended (A)
3.2    Amended Bylaws of the Registrant (B)
10.1   Selected Portions of the Registrant's Seller/Servicer Guide (C)
10.2 Program Servicing Agreement between the Registrant and Ryland Mortgage Company, as amended (F)
10.3   Dividend Reinvestment and Stock Purchase Plan (D)
10.4   1992 Stock Incentive Plan (E)
10.5   Executive Deferred Compensation Plan (filed herewith)
11.1 Statement of re Computation of Per Share Earnings (filed herewith)
21.1 List of subsidiaries and consolidated entities of the Company (filed herewith)
23.1   Consent of KPMG Peat Marwick (filed herewith)
99.1   Analysis of Projected Yield (filed herewith)

       (b) Reports on Form 8-K
None


- ------------------
(A)    Incorporated herein by reference to the Company's Registration
       Statement on Form S-3 (No. 33-53494) filed October 20, 1992.
(B) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended.
(C) Incorporated herein by reference to Saxon Mortgage Securities Corporation's Registration Statement on Form S-11 (No. 33-57204) filed January 21, 1993.
(D)    Incorporated herein by reference to Exhibits to Amendment No. 2 to Company's Registration Statement on Form S-3 (No. 33-52071) dated September 8, 1988.
(E)    Incorporated herein by reference to the Proxy Statement dated
       July 13, 1992 for the Special Meeting of Stockholders held August
       17, 1992.
(F)    Incorporated herein by reference to exhibits to the registrant's
       Form 10-K for the year ended December 31, 1991 (No. 1-9819) dated
		     February 18, 1992.

                             SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RESOURCE MORTGAGE CAPITAL, INC.
                                     (Registrant)



            March 21, 1994          Thomas H. Potts
                                    Thomas H. Potts
                                    President
                                    (Principal Executive Officer)


            March 21, 1994          Lynn K. Geurin
                                    Lynn K. Geurin
                                    Executive Vice President and Chief
                                    Financial Officer
                                   (Principal Accounting and Financial
                                    Officer)

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                Capacity                 Date
     ---------                ---------                ------


Thomas H. Potts               Director             March 21, 1994
- --------------------------
Thomas H. Potts



J. Sidney Davenport, IV      Director              March 21, 1994
- --------------------------
J. Sidney Davenport, IV


Richard C. Leone             Director              March 21, 1994
- --------------------------
Richard C. Leone


Paul S. Reid                 Director              March 21, 1994
- --------------------------
Paul S. Reid


Donald B. Vaden              Director              March 21, 1994
- --------------------------
Donald B. Vaden



                                     EXHIBIT INDEX

                                                            Sequentially
Exhibit                                                     Numbered
Numbered    Exhibit                                         Page
- --------    -------                                         ----

10.5      Executive Deferred Compensation Plan

11.1      Statement of re Computation of per share earnings.

21.1      List of subsidiaries.

23.1      Consent of KPMG Peat Marwick.

99.1      Analysis of Projected Yield.

                     RESOURCE MORTGAGE CAPITAL, INC.


                  CONSOLIDATED FINANCIAL STATEMENTS AND

                       INDEPENDENT AUDITORS' REPORT

                        For Inclusion in Form 10-K

                         Annual Report Filed with

                  Securities and Exchange Commission

                         December 31, 1993

RESOURCE MORTGAGE CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES





Financial Statements:                                             Page

     Independent Auditors' Report                                  F-3
     Consolidated Balance Sheets -- December 31, 1993 and 1992 F-4 Consolidated Statements of Operations -- For the years ended
         December 31, 1993, 1992 and 1991                          F-5
     Consolidated Statements of Shareholders' Equity -- For the
         years ended December 31, 1993, 1992 and 1991              F-6
     Consolidated Statements of Cash Flows -- For the years ended
         December 31, 1993, 1992 and 1991                          F-7
     Notes to Consolidated Financial Statements --
         December 31, 1993, 1992 and 1991                          F-8

Summary of Quarterly Results                                      F-19

Schedules:
     Schedule IX - Short-Term Borrowings                          F-20
     Schedule XII - Mortgage Loans on Real Estate                 F-21

All other schedules are omitted because they are not applicable or not required.

INDEPENDENT AUDITORS' REPORT




The Board of Directors
Resource Mortgage Capital, Inc.:


We have audited the consolidated financial statements of Resource Mortgage Capital, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements
are free of material misstatement.   An audit includes examining, on a
test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as
evaluating the overall financial statement presentation.   We believe
that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Mortgage Capital, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                      KPMG PEAT MARWICK

Baltimore, Maryland
February 7, 1994

CONSOLIDATED BALANCE SHEETS
RESOURCE MORTGAGE CAPITAL, INC.

December 31, 1993 and 1992

(amounts in thousands except share data)

ASSETS                                               1993        1992

Mortgage investments:
   Collateral for CMOs                       $    434,698 $    571,567
   Adjustable-rate mortgage securities, net
    (includes $437,811 and $203,620
    held for possible sale, respectively)       2,021,196    1,199,911
   Fixed-rate mortgage securities, net
    (includes $19,527 and $148,877 held for
    possible sale, respectively)                  214,128      165,206
   Other mortgage securities (includes $20,554
    and $1,803 held for possible sale,
    respectively)                                  65,625       36,461
   Mortgage warehouse participations              156,688      121,624
                                            -------------    ---------
                                                2,892,335    2,094,769

Mortgage loans in warehouse                       777,769      123,627
Cash                                                1,549        1,135
Accrued interest receivable                        13,466        8,422
Other assets                                       41,643       11,703
                                              -----------    ---------
                                              $ 3,726,762  $ 2,239,656
                                              ==========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Collateralized mortgage obligations,
  net of discounts of   $12,101 and  $684,
  respectively                                $   432,677  $   561,441
Repurchase agreements                           2,754,166    1,315,334
Notes payable                                      87,451       32,878
Commercial paper                                  148,672      115,620
Accrued interest payable                           14,695        8,217
Deferred income                                    13,214       11,644
Other liabilities                                  22,855       17,085
                                              -----------   ----------
                                                3,473,730    2,062,219
                                              -----------   ----------

SHAREHOLDERS' EQUITY

Common stock:  par value $.01 per share,
  50,000,000 shares authorized
  19,331,932 and 16,507,100 issued and
  outstanding, respectively                           193         165
Additional paid-in capital                        259,622     184,347
Retained earnings (deficit)                        (6,783)     (7,075)
                                                ----------    -------
                                                  253,032     177,437
                                                ----------    -------
                                              $ 3,726,762 $ 2,239,656
                                              =========== ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

RESOURCE MORTGAGE CAPITAL, INC.

Years ended December 31, 1993, 1992 and 1991

(amounts in thousands except share data)
                                           1993      1992        1991
                                           ----      ----        ----

Interest income:
  Collateral for CMOs                 $   39,538 $   57,694  $   91,108
  Adjustable-rate mortgage securities     76,059     49,984      28,771
  Fixed-rate mortgage securities          14,033      4,595       1,904
  Other mortgage securities                8,275      7,681      11,109
  Mortgage warehouse participations        5,719      5,854       1,156
  Mortgage loans in warehouse             28,632     24,280      16,830
                                      ---------  ----------  ----------
                                         172,256    150,088     150,878
                                      ---------- ----------  ----------

Interest and CMO-related expense:
  Collateralized mortgage obligations:
    Interest                              37,198     55,376      85,622
    Other                                  2,067      3,524       4,442
  Repurchase agreements                   74,822     47,828      29,352
  Notes payable                            4,299      4,727       6,901
  Commercial paper                         3,465      3,786         756
  Other                                    5,386      2,192         882
                                        --------    -------     -------
                                         127,237    117,433     127,955
                                        --------    -------     -------

Net margin on mortgage assets             45,019     32,655      22,923

Valuation adjustments on mortgage
  assets                                  (2,400)    (7,348)     (3,021)
Gain on sale of mortgage assets,
  net of associated costs                 25,985     26,991      10,218
Other income                                 734        426         133
Management fees                            -         (4,945)     (5,713)
General and administrative expenses      (15,211)    (9,610)     (2,904)
                                        ---------   --------    --------

Net income                             $  54,127  $  38,169    $ 21,636
                                       =========  =========    =========

Net income per share                   $    3.12  $    2.73    $   1.60
                                       =========  =========    ========

Weighted average number of
   common shares outstanding          17,364,309 13,999,047  13,531,290
                                      ========== ==========  ==========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY

RESOURCE MORTGAGE CAPITAL, INC.

Years ended December 31, 1993, 1992 and 1991

(amounts in thousands
  except share data)                      Additional  Retained
                        Number of  Common  paid-in    earnings
                        shares     stock   capital   (deficit)    Total


Balance at
December 31, 1990   13,529,700   $ 135  $ 128,206  $ (7,977) $ 120,364

Issuance of
 common stock           12,437     -          141       -           141
Net income - 1991         -        -         -       21,636      21,636
Dividends declared
  - $ 1.53 per share      -        -         -      (20,706)    (20,706)
                    ---------    ------  --------  --------   ----------
Balance at
 December 31, 1991  13,542,137     135     128,347   (7,047)    121,435


Issuance of
 common stock        2,763,931      28      53,542     -         53,570
Options exercised      201,032       2       2,458     -          2,460
Net income - 1992         -        -          -      38,169      38,169
Dividends declared
 - $ 2.60 per share       -        -          -     (38,197)    (38,197)
                    ---------    -----     ------   --------    --------
Balance at
 December 31, 1992 16,507,100      165     184,347   (7,075)    177,437

Issuance of
 common stock       2,824,832       28      75,275     -         75,303
Net income - 1993        -         -          -      54,127      54,127
Dividends declared
 - $ 3.06 per share      -         -          -     (53,835)    (53,835)
                   ----------    ------    ------  --------    --------

Balance at
 December 31, 1993 19,331,932    $ 193   $ 259,622 $ (6,783)  $ 253,032
                   =========     =====   ========= =========  =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

RESOURCE MORTGAGE CAPITAL, INC.
Years ended December 31, 1993, 1992 and 1991
(amounts in thousands)
                                        1993          1992          1991
                                        ----          ----          ----
Operating activities:
  Net income                      $   54,127     $   38,169   $  21,636
  Adjustments to reconcile net
  income to net cash provided by
  (used for) operating activities:
   Amortization                       6,763          4,190        4,764
   Net (increase) decrease
   in mortgage loans in warehouse  (654,437)        46,108      (82,200)
   Net (increase) decrease in
   accrued interest, other
    payables and other assets       (18,514)        19,932        6,133
   Net gain from sales of
    mortgage investments             (1,420)        (1,710)      (1,739)
   Other                              5,927          8,298        3,021
                                 ----------      ---------     ---------
   Net cash provided by (used
   for) operating activities       (607,554)       114,987      (48,385)
                                 ----------      ---------      --------

Investing activities:
  Collateral for CMOs:
   Purchases of mortgage
    loans subsequently
    securitized                    (104,650)      (171,783)     (73,819)
  Principal payments on
   collateral                       226,198        384,222      244,997
  Net change in funds held
   by trustees                       12,909        (7,347)       (7,128)
                                 ----------      ---------      --------
                                    134,457       205,092       164,050

  Proceeds from sale of
   CMOs, net of noncash items          -            1,113           -
   Purchase of other mortgage
    investments                  (1,346,580)   (1,004,765)     (720,627)
   Principal payments on other
    mortgage investments            141,926        63,084        50,457
   Proceeds from sales of other
    mortgage investments            263,931       302,394       195,769
   Capital expenditures                (675)       (1,595)         -
                                  ----------    ----------      --------
    Net cash used for investing
     activities                    (806,941)     (434,677)     (310,351)
                                  ----------    ----------     ---------

Financing activities:
   Collateralized mortgage
    obligations:
    Proceeds from issuance
     of securities                  107,670       169,494        58,544
    Principal payments on
     securities                    (235,807)     (374,460)     (236,534)
                                  ---------      ---------     ---------
                                   (128,137)     (204,966)     (177,990)

   Proceeds from short-term
     borrowings, net              1,526,456       502,166       557,094
   Proceeds from stock
    offerings                        75,303        55,080           141
   Dividends paid                   (58,713)      (32,219)      (20,026)
                                  ----------      --------     --------
      Net cash provided by
        financing activities      1,414,909       320,061       359,219
                                  ---------       -------      --------

Net increase in cash                    414           371           483
Cash at beginning of year             1,135           764           281
                                  ---------       -------       -------
Cash at end of year              $    1,549    $    1,135      $    764
                                 ==========    ==========      ========

See notes to consolidated financial statements.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESOURCE MORTGAGE CAPITAL, INC.

December 31, 1993, 1992 and 1991

(amounts in thousands except share data)

NOTE 1 - THE COMPANY

The Company operates a mortgage conduit and invests in a portfolio of residential mortgage-related assets. The Company's primary strategy is to use its mortgage conduit operations, which involve the purchase and securitization of residential mortgage loans, to create investments for its portfolio.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
- ---------------------

The consolidated financial statements include the accounts of Resource Mortgage Capital, Inc., its wholly owned subsidiaries
(together, Resource Mortgage), and certain other entities
(collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts for 1992 and 1991 have been reclassified to conform to the presentation for 1993.

Federal income taxes
- --------------------

Resource Mortgage has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code. As a result, Resource Mortgage generally will not be subject to federal income taxation at the corporate level to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. Accordingly, no provision has been made for income taxes for Resource Mortgage and its qualified REIT subsidiaries in the accompanying consolidated financial statements.

Mortgage Assets
- ---------------

Collateral for CMOs, adjustable-rate mortgage securities, fixed-rate mortgage securities, certain of the other mortgage securities and mortgage warehouse participations held for investment are carried at their outstanding principal balances, net of adjustments for premiums, discounts and deferred hedging gains or losses. Mortgage loans in warehouse, adjustable-rate mortgage securities, fixed-rate mortgage securities and other mortgage securities held for sale are carried at the lower of aggregate cost or market value. Other mortgage securities are carried at the lower of amortized cost or the estimated future net cash flows to be received on a gross undiscounted basis. The amortized cost includes deferred hedging gains and losses.

Income on other mortgage securities is accrued using the effective yield method based upon estimates of future net cash flows to be received over the estimated remaining life of the mortgage securities. Estimated effective yields are changed prospectively consistent with changes in current interest rates and current prepayment assumptions on the underlying mortgage collateral used by various dealers in mortgage-backed securities. Reductions in carrying value are made when the total projected cash flow is less than the Company's basis, based on either the dealers' prepayment assumptions or, if it would accelerate such adjustments, management's expectations of interest rates and future prepayment rates.

      Price premiums and discounts
- ----------------------------

Price premiums and discounts on mortgage investments are deferred as an adjustment to the carrying value of the investment and are amortized into interest income over their contractual lives using the effective yield method adjusted for the effects of prepayments.

Price premiums and discounts on CMOs are deferred as an adjustment to the carrying value of the investment and are amortized into interest expense over the lives of the CMOs using the effective yield method. CMOs are carried at their outstanding principal balance, net of any unamortized price premiums and discounts.

Deferred issuance costs
- -----------------------

Costs incurred in connection with the issuance of CMOs are deferred and amortized over the estimated lives of the CMOs using the interest method adjusted for the effects of prepayments. These costs are included in other assets in the consolidated balance sheets.

Deferred income
- ---------------

The Company defers the gains related to sales of convertible adjustable-rate mortgage loans (ARMs) which the Company will repurchase if the ARM converts to a fixed-rate mortgage loan. The deferred gains are recognized over the remaining period using the straight-line method until the conversion option expires, generally five years.

Net income per share
- --------------------

Net income per share is computed based on the weighted average number of common shares outstanding during the periods.

Hedging transactions
- --------------------

The Company may enter into forward delivery contracts and into financial futures and options contracts for the purpose of reducing exposure to the effect of changes in interest rates on mortgage loans which the Company has purchased or has committed to purchase. Gains and losses on such contracts relating to mortgage loans held for investment are deferred as an adjustment of the carrying value of the related mortgage loans and amortized into interest income using the effective yield method over the expected remaining life of the mortgage loans. Gains and losses on such contracts relating to mortgage loans which are held for sale are recognized when the loans are sold.

The Company may enter into financial futures and options contracts in order to reduce exposure to the effect of changes in short-term interest rates on a portion of its variable-rate debt. Gains and losses on these contracts relating to variable-rate debt are deferred as an adjustment of the carrying value of the debt and are amortized into interest expense over the period to which such contracts relate.

Cash flows from hedging transactions are included with the cash flows related to the hedged item in the consolidated statements of cash flows.

      Interest rate cap agreements
- ----------------------------

The Company may enter into interest rate cap agreements to limit the Company's risks related to certain mortgage investments should short-term interest rates rise above specified levels. The amortization of the cost of such cap agreements will reduce interest income on the related investment over the lives of the cap agreements. The remaining unamortized cost of the cap agreements is included with the related investment in the consolidated balance sheets.

Fair value of financial instruments
- -----------------------------------

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires that the Company disclose estimated fair values for its financial instruments. Many factors which affect the determination of fair value estimates are based on management's judgments as of the respective balance sheet dates. Therefore, there can be no assurance that fair value amounts disclosed would be realized in the event of these instruments being liquidated.

NOTE 3 - MORTGAGE INVESTMENTS

Collateral for CMOs
- -------------------

Collateral for CMOs consists of fixed-rate mortgage loans secured by first liens on single-family and multi-family residential housing and fixed-rate mortgage securities guaranteed by U.S. government agencies. All collateral for CMOs is pledged to secure repayment of the CMOs. All principal and interest on the collateral is remitted directly to a trustee and, together with any reinvestment income earned thereon, is available for payment on the CMOs. The Company's exposure to loss on collateral for CMOs is limited due to various types of insurance arrangements on the collateral for CMOs and because losses not covered by such arrangements are generally borne by the CMO bondholders. Approximately 42% of the mortgage properties underlying the whole loan CMO collateral at December 31, 1993 are located in California.

The components of collateral for CMOs are summarized as follows at December 31:

                                             1993       1992
                                            -----       -----

Mortgage collateral                       $ 415,378  $ 539,381
Funds held by trustees                       12,010     24,919
Accrued interest receivable                   3,206      4,280
                                          ---------  ---------
                                            430,594    568,580

Unamortized premiums and discounts, net       4,104      2,987
                                          ---------  ---------

    Collateral for CMOs                   $ 434,698  $ 571,567
                                          ========  ==========

The mortgage collateral, together with certain funds held by trustees, collateralized 34 series of CMOs at December 31, 1993. As of December 31, 1993, the net investment in CMOs (collateral for CMOs of $434,698 plus deferred issuance costs of $2,208 less CMOs of $432,677) had an estimated fair value of $14,127. As of December 31, 1992, the net investment in CMOs (collateral for CMOs of $571,567 plus deferred issuance costs of $1,352 less CMOs of $561,441) had an estimated fair value of $11,142. These estimates are determined by calculating the present value of the projected net cash flows of the instruments using appropriate discount rates. The discount rates used are based on management's estimates of market rates, and the net cash flows are projected utilizing the current interest rate environment and forecasted prepayment rates.

During the years ended December 31, 1993 and 1992, the Company pledged $102,194 and $170,380, respectively, of mortgage loans as collateral for CMOs.

The average effective rate of interest income for all CMO collateral was 9.1%, 9.8% and 10.0% for the years ended December 31, 1993, 1992 and 1991, respectively.
      Adjustable-rate mortgage securities
- -----------------------------------

Adjustable-rate mortgage securities consist of mortgage certificates secured by adjustable-rate mortgages (ARMs) on single-family residential housing. During 1993 and 1992, the Company added $713,678 and $749,162, respectively, aggregate principal of adjustable-rate mortgage securities from securitizations of mortgage loans purchased through its conduit operations. These securities had pass-through rates ranging from 3.5% to 5.7% and 4.9% to 6.4% at the time of issuance in 1993 and 1992, respectively.

The Company purchases LIBOR-based interest-rate cap agreements to limit its exposure to the lifetime interest-rate cap on certain of its adjustable-rate mortgage securities. Under these agreements, the Company will receive additional cash flow should six month LIBOR increase above the contract rates of the cap agreements which range from 9.0% to 11.5%. The aggregate notional amount of the cap agreements is $1,163,500 and the cap agreements expire from 1999 to 2004. The amortization of the cost of the cap agreements will reduce interest income on the adjustable-rate mortgage securities over the lives of the agreements. The Company has credit risk to the extent that the counterparties to the cap agreements do not perform their obligation under the agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the agreement. The carrying value of these agreements at December 31, 1993 and 1992 was $18,875 and $13,964, respectively.

The fair value of adjustable-rate mortgage securities was estimated to be $2,040,390 and $1,220,898 at December 31, 1993 and December 31,
1992, respectively. These estimates are based on market prices provided by certain dealers.

The average effective rate of interest income for adjustable-rate mortgage securities was 5.0%, 5.9% and 7.9% for the years ended
December 31, 1993, 1992 and 1991, respectively.

Fixed-rate mortgage securities
- ------------------------------

Fixed-rate mortgage securities consist of mortgage certificates secured by fixed-rate mortgages on single-family residential housing. The aggregate effective rate of interest income was 7.6%, 9.2% and 10.6% for the years ended December 31, 1993, 1992 and 1991, respectively. The fair value of fixed-rate mortgage securities was estimated to be $217,711 and $169,973 at December 31, 1993 and 1992, respectively. These estimates were based on market prices provided by certain dealers.

Other mortgage securities
- -------------------------

Other mortgage securities include mortgage derivative securities and mortgage residual interests. Mortgage derivative securities are classes of CMOs, mortgage pass-through certificates, or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Mortgage residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses.

At December 31, 1993 and 1992, the carrying value of the Company's mortgage derivative securities was $37,816 and $11,905 respectively. The aggregate effective yield for the mortgage derivative securities was 30.1% and 29.3% for the years ended December 31, 1993 and 1992, respectively.

At December 31, 1993 and 1992, the carrying value of the Company's mortgage residual interests was $27,809 and $25,382, respectively. The aggregate effective yield for the mortgage residual interests was 11.1% and 12.3% for the years ended December 31, 1993 and 1992, respectively.

The fair value of other mortgage securities was estimated to be $61,743 and $30,570 at December 31, 1993 and 1992, respectively. These estimates were based on both dealer quotes and the present value of the projected cash flows of the instruments using appropriate discount rates. The discount rates used are based on management's estimates of market rates, and the net cash flows are projected utilizing the current interest rate environment and forecasted prepayment rates. The estimated undiscounted cash flows of other mortgage securities exceeded the carrying value at December 31, 1993 and 1992.

In 1993, 1992 and 1991 the Company recorded valuation adjustments of $2,400, $7,348 and $3,021, respectively, relating to certain mortgage investments. These adjustments were recorded because the expectation of future prepayment rates would result in the Company receiving less cash on those investments than its amortized basis in the investments.

The average effective rate of interest income for other mortgage securities was 19.2%, 16.3% and 17.3% for the years ended December 31, 1993, 1992 and 1991, respectively.

Mortgage warehouse participations
- ---------------------------------

The Company invests in participations in existing warehouse lines of credit from approved warehouse lenders. These revolving lines of credit provide funds to established mortgage banking companies to carry mortgage loans from the time of settlement until the loans are sold to permanent investors. These lines of credit are secured by the related mortgage loans.

At December 31, 1993 and 1992, the Company had acquired $185,000 and $146,500, respectively, of participations. The amount funded under these participations at December 31, 1993 and 1992 was $156,688 and $121,624 respectively, at a weighted average interest rate of 5.1% and 5.4%, respectively. The carrying amount of the mortgage warehouse participations approximates fair value at December 31, 1993 and 1992.

Mortgage investments held for possible sale
- -------------------------------------------

Mortgage investments which the Company may not hold to maturity are considered investments held for possible sale. These investments are carried at the lower of cost or estimated market value determined on an aggregate basis. At December 31, 1993 and 1992, these investments had an approximate market value of $481,341 and $355,902. Mortgage investments held for possible sale may be sold by the Company depending upon market conditions and liquidity requirements. The fair value of mortgage investments held for possible sale is estimated as discussed in their respective categories above.

During 1993, 1992 and 1991, the Company sold $72,473, $282,110 and
$152,520 of aggregate principal of adjustable-rate mortgage securities and recognized net gains of $285, $1,506 and $3,230 on these sales, respectively. During 1993, the Company sold $184,332 of aggregate principal of fixed-rate mortgage securities and recognized a net gain of $1,135 on these sales. No fixed-rate mortgage securities were sold during 1992 or 1991. During 1992, the Company sold $38,447 of collateral for CMOs, net of $37,334 of associated borrowings for a net loss of $258. No collateral for CMOs was sold in 1993 or 1991. Additionally, during 1992 and 1991, the Company sold certain other mortgage securities with aggregate principal amounts of $19,059 and $34,683 for net gains of $462 and $1,491, respectively.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which addresses the accounting and reporting for investments in debt and equity securities. This Statement is effective for fiscal years beginning after December 15, 1993 and has not yet been applied by the Company. The Company does not anticipate that its application of this Statement will have a material impact on its results of operations or its financial condition.

Discount on mortgage securities
- -------------------------------

On certain mortgage securities collateralized by mortgage loans purchased by the Company for which mortgage pool insurance is used as the primary source of credit enhancement, the Company has limited exposure to certain risks not covered by such insurance. An estimate of possible losses is made at the time loans are securitized and securities are retained in the portfolio at a discount to compensate the Company for this risk. Such discount results in a reduction in gain on sale of mortgage assets in the statement of operations. The estimate is based on management's judgment, and is evaluated periodically for factors such as geographic location and industry loss experience. At December 31, 1993 the discount totaled $19,682 of which $17,240 was included in adjustable-rate mortgage securities, net and $2,442 was included in fixed-rate mortgage securities, net. In prior periods, these amounts were included with "Reserve for excluded risks" on the consolidated balance sheets.

      NOTE 4 - MORTGAGE LOANS IN WAREHOUSE

The Company purchases fixed-rate and adjustable-rate loans secured by first mortgages or first deeds of trust on single-family attached or detached residential properties and originates fixed-rate loans secured by first mortgages or deeds of trust on multi-family residential properties. Approximately 37% of the properties collateralizing mortgage loans in warehouse at December 31, 1993 were located in California. The Company funded mortgage loans with an aggregate principal balance of $4,093,714, $5,334,174 and $2,491,434 during 1993, 1992 and 1991, respectively.

During 1993, 1992 and 1991 the Company sold mortgage loans with an aggregate principal balance of $3,332,200, $5,374,543 and $2,414,189, respectively, as collateral for mortgage securities and as whole loan pools. In connection with the issuance of these securities, the Company retained adjustable-rate mortgage securities, fixed-rate mortgage securities and other mortgage securities with aggregate principal amounts of $1,031,086, $992,514 and $643,665 in 1993, 1992 and 1991, respectively. The Company sold the remaining portion of the securities issuances. The Company recognized net gains on these securitizations and whole loan sales of $24,565, $25,280 and $8,580 net of related costs and taxes of $3,164, $7,048 and $3,828 in 1993, 1992 and 1991, respectively.

As of December 31, 1993, the Company had entered into commitments to purchase single-family mortgage loans of approximately $381,654.
These commitments generally had original terms of not more than 60 days. Additionally, the Company had entered into commitments to purchase multi-family mortgage loans of approximately $22,456. These had original terms of not more than two years. The Company may hedge the commitments to limit its exposure to adverse market movements. As of December 31, 1993, the Company had outstanding for hedging purposes forward delivery contracts with an aggregate gross contract amount of $361,000 and futures contracts with an aggregate gross contract amount of $3,088. At December 31, 1993, the estimated fair value of the outstanding forward delivery contracts and futures contracts approximated their carrying amounts. These estimates were determined using dealer quotes.

The fair value of mortgage loans in warehouse is estimated to be $779,325 and $125,475 at December 31, 1993 and 1992, respectively.
The fair value of commitments approximates the commitment price. These estimates are determined by applying an estimated weighted average price based on actual mortgage loan transactions and dealer quotes.

The Company is exposed to losses to the extent that mortgage loans in warehouse are secured by properties that were damaged as a result of the January 1994 earthquake in the Los Angeles area. The Company does not expect that any losses due to this earthquake will have a material effect on its financial position or results of operations.

NOTE 5 - COLLATERALIZED MORTGAGE OBLIGATIONS

Each series of a CMO may consist of various classes. Payments received on the mortgage collateral and any reinvestment income thereon are used to make payments on the CMOs (see Note 3). The obligations under the CMOs are payable solely from the collateral for CMOs and are otherwise non-recourse to the Company. The maturity of each class is directly affected by the rate of principal prepayments on the related mortgage collateral. Each series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than its stated maturity.

At December 31, 1993 and 1992, the Company had outstanding, $408,483 and $532,679, respectively, of fixed-rate CMO classes with interest rates ranging from 6.5% to 11.5%. At December 31, 1993 and 1992, the Company had outstanding $7,875 and $22,926, respectively, of variable-rate CMO classes with interest rates of 3.9% and 4.0%, respectively. The variable-rates are based on LIBOR for one-month deposits. The total number of CMO series outstanding as of December 31, 1993 and 1992 was 34 and 37, respectively. Stated maturities for these series ranged from 1998 - 2024 and 1998 - 2023 at December 31, 1993 and 1992,
respectively.

At December 31, 1993 and 1992, accrued interest payable on CMOs was $4,218 and $6,520, respectively, which is included in collateralized mortgage obligations in the consolidated balance sheets.

The average effective rate of interest expense for CMOs was 8.5%, 9.2% and 9.5% for the years ended December 31, 1993, 1992 and 1991, respectively.

      NOTE 6 - REPURCHASE AGREEMENTS AND NOTES PAYABLE

The Company utilizes repurchase agreements to finance certain of its mortgage investments. These repurchase agreements may be secured by adjustable-rate mortgage securities, fixed-rate mortgage securities, mortgage loans, and by certain other mortgage securities. These agreements bear interest at rates indexed to LIBOR. At December 31, 1993, the repurchase agreements had the following maturities:

Within 30 days       $ 1,836,224
30 - 90 days             803,264
over 90 days             114,678
                     -----------
                     $ 2,754,166
                     ===========

If the counterparty to the repurchase agreement fails to return the collateral, the ultimate realization of the security by the Company may be delayed or limited.

At December 31, 1993, the Company had a $115 million line of credit to finance the purchase of mortgage loans that expired on March 1, 1994, and revolving repurchase agreements of $300 million and $100 million maturing on June 25, 1994 and September 12, 1994, respectively.
During February 1994, the Company replaced the revolving warehouse line of credit with a $150 million credit facility, which also allows the Company to borrow up to $30 million on an unsecured basis for working capital purposes. This new credit facility expires in February 1995. The Company expects that these credit facilities will be renewed if necessary, at their respective expiration dates, although there can be no assurance of such renewal.

The following table summarizes the Company's repurchase agreements and notes payable outstanding at December 31, 1993 and 1992:
Borrowings
- ----------
                            Amount    Weighted Average    Carrying Value
                         Outstanding  Annual Rate       of Collateral
                        -----------   ----------------    --------------

December 31, 1993:
Repurchase agreements
  secured by:
   Mortgage loans in
    warehouse           $   586,275         4.36%         $    648,733
   Adjustable-rate
    mortgage securities   1,951,441         3.67%            2,005,644
   Fixed-rate mortgage
    securities              204,365         5.09%              209,372
   Other mortgage
     securities              12,085         3.75%               29,105
                       ------------        ------         ------------

    Total repurchase
     agreements         $ 2,754,166                        $ 2,892,854
                        ===========                        ===========

Notes payable secured by:

    Mortgage loans      $    87,451        5.00%           $   129,036
                        ===========                        ===========


December 31, 1992:
Repurchase agreements secured by:
   Mortgage loans
    in warehouse       $    45,397         4.81%          $    55,004
   Adjustable-rate
    mortgage securities  1,113,678         3.93%            1,162,118
   Fixed-rate mortgage
     securities            149,222         4.23%              160,461
   Other mortgage
    securities               7,037         4.22%               19,294
                       -----------                        -----------

    Total repurchase
      agreements       $ 1,315,334                        $ 1,396,877

Notes payable secured by:

     Mortgage loans    $    32,878         5.99%          $    68,623
                       ===========                        ===========

The carrying value of repurchase agreements and notes payable approximates fair value at December 31, 1993.

The following information relates to repurchase agreements collateralized by mortgage assets into which the Company had entered at December 31, 1993.




                                                  Excess Market Value
                          Weighted Average          of Assets over
                         Days to Maturity from         Repurchase
Counterparty              December 31, 19              Obligation
- -------------------   ------------------------   --------------------
Kidder Peabody                  27                     $ 33,015
Lehman Brothers                 34                       70,051

NOTE 7 - COMMERCIAL PAPER

The Company issues commercial paper to support its investments in mortgage warehouse loans and participations. An agreement with a bond guarantor and syndicate of commercial banks provides 100% liquidity support for the commercial paper and for the Company's obligations under its participations. The liquidity agreement provides for maximum outstanding commercial paper of $250,000. The commercial paper is non-recourse to the Company except for the assets pledged.

At December 31, 1993 and 1992, the Company had outstanding $148,672 and $115,620 of commercial paper, respectively, with weighted average interest rates of 3.3% and 4.1%, respectively. The remaining maturity was 3 days at December 31, 1993 and ranged from 4 to 8 days at December 31, 1992. The outstanding commercial paper, which was secured by mortgage warehouse participations and other assets with a carrying value of $156,688 and $121,624 at December 31, 1993 and 1992, respectively, approximates fair value.

NOTE 8 - ALLOWANCE FOR LOSSES

The Company has limited exposure to losses due to fraud during the origination of a mortgage loan. The Company has established a loss allowance for such losses. An estimate for losses is made at the time loans are sold or securitized, and the loss allowance is adjusted accordingly through a reduction in gain on sale of mortgage assets. This estimate is based on management's judgment and the allowance is evaluated periodically. The loss allowance is included in the consolidated balance sheets in "Other liabilities." This allowance was included in prior periods with "Reserve for Excluded Risks" in the consolidated balance sheets.

The Company makes various representations and warranties relating to the sale or securitization of mortgage loans or other assets secured by real property. To the extent the Company were to breach any of these representations or warranties, and such breach could not be cured within the allowable time period, the Company would be required to repurchase such mortgage assets, and could incur losses.

The change in the allowance during 1993 is summarized below:

Balance December 31, 1992         $ 4,104
    Provision                       1,992
    Losses charged off              (809)
                                  -------
Balance December 31, 1993         $ 5,287
                                  =======

NOTE 9 - DEFERRED INCOME

At December 31, 1993 and 1992, the Company had deferred income of $13,214 and $11,644, respectively, related to the sale of convertible ARMs which the Company will repurchase at par if the ARMs convert to a fixed-rate mortgage loan. Upon conversion, the net interest rate of the mortgage loan will be 1/8% higher than the Company's then current par coupon. The deferred amounts are net of related costs and taxes of $7,815 and $7,404 at December 31, 1993 and 1992 respectively.

      NOTE 10 - COMMON STOCK AND RELATED MATTERS

During 1993, the Company issued 2,824,832 new shares of common stock for net proceeds of $75,303. During 1993, 1992 and 1991, dividends of $53,835 or $3.06 per share, $38,197 or $2.60 per share and $20,706 or $1.53 per share, respectively, were declared and represent ordinary income for federal income tax purposes.

Pursuant to the Company's 1992 Stock Incentive Plan (the "Incentive Plan"), the Compensation Committee of the Board of Directors may grant to eligible employees of the Company, its subsidiaries and affiliates for a period of ten years beginning June 17, 1992 stock options, stock appreciation rights ("SARs") and restricted stock awards. An aggregate of 675,000 shares of common stock would be available for distribution pursuant to stock options, SARs and restricted stock. The shares of common stock subject to any option or SAR that terminates without a payment being made in the form of common stock would become available for distribution pursuant to the Incentive Plan. The Compensation Committee of the Board of Directors may also grant dividend equivalent rights ("DERs") in connection with the grant of options or SARs. These SARs and related DERs generally become exercisable as to 20 percent of the granted amounts each year after the date of the grant.

The following table presents a summary of the SARs outstanding at December 31, 1993.

                                         SARs      Exercise Price
                                        ------     --------------

December 31, 1991                         -              -
Granted                                225,000   $ 8 3/4 - 17 7/8
SARs exercised                          (2,000)       8 3/4
                                       -------   ----------------
December 31, 1992                      223,000     8 3/4 - 17 7/8
Granted                                 45,910           29
Forfeiture                              (6,000)       8 3/4
SARs exercised                         (26,600)    8 3/4 - 17 7/8
                                       --------   ---------------
December 31, 1993                      236,310       $ 8 3/4 - 29
                                       =======    ===============

The Company expensed $1,640 and $404 for SARs and DERs during 1993 and 1992, respectively. There were no stock options outstanding as of December 31, 1993. The number of SARs exercisable at December 31, 1993 and 1992 was 31,200 and 12,000, respectively.

The Company is authorized to issue up to 50,000,000 shares of preferred stock. No shares of preferred stock have been issued.

NOTE 11 - EMPLOYEE SAVINGS PLAN

The Company provides an employee savings plan under Section 401(k) of the Internal Revenue Code. The employee savings plan allows eligible employees to defer up to 12% of their income on a pretax basis. The Company matched the employees' contribution, up to 6% of the employees' income. The Company may also make discretionary contributions based on the profitability of the Company. The total expense related to the Company's matching and discretionary contributions in 1993 and 1992 was $108 and $78, respectively. The Company does not provide post-employment or post-retirement benefits to its employees.

      NOTE 12 - SUPPLEMENTAL CONSOLIDATED STATEMENTS OF
CASH FLOWS INFORMATION

                                        Year Ended December 31,
                                        1993        1992         1991
                                        ----        ----         ----

Supplemental disclosure of cash
  flow information:

Cash paid for interest               $ 115,608    $ 112,192   $ 120,675
                                     =========    =========   =========

Supplemental disclosure of
   non-cash activities:
  Proceeds from sale of
   collateral for CMOs               $    -       $  38,447   $    -
  Repayment of collateralized
   mortgage obligations                   -          37,334        -
                                     ---------    ---------   ---------
   Proceeds from sale of CMOs, net   $    -       $   1,113   $    -
                                     =========    =========   =========
  Common stock issued for
   exercise of stock options         $    -       $     950   $    -
                                     =========    =========   =========

NOTE 13 - ANALYSIS OF NET INTEREST ON MORTGAGE ASSETS

The following tables summarize the amount of change on interest income and interest expense due to changes in interest rates versus changes in volume:

1993 to 1992                            Rate        Volume      Total
- -----------------------------------   ---------    --------    ------

Collateral for CMOs                  $ (3,529)  $ (14,627)  $ (18,156)
Adjustable-rate mortgage securities    (6,302)    32,3772       6,075
Fixed-rate mortgage securities           (652)     10,090       9,438
Other mortgage securities               1,151        (557)        594
Mortgage warehouse participations        (693)        558       (135)
Mortgage loans in warehouse            (2,151)      6,503       4,352
                                     --------    --------    --------

Total interest income                 (12,176)     34,344      22,168
                                     --------    --------    --------

Collateralized mortgage
  obligations                          (4,078)    (14,100)    (18,178)
Repurchase agreements:
  Adjustable-rate
   mortgage securities                 (3,952)     23,336      19,384
  Fixed-rate
    mortgage securities                  (122)      6,692       6,570
  Other mortgage securities               (88)       (181)       (269)
  Mortgage loans in warehouse          (1,326)      2,635       1,309
Notes payable                            (253)       (175)       (428)
Commercial paper                         (593)        272        (321)
                                       -------     -------      ------

Total interest expense                (10,412)     18,479       8,067
                                       -------     -------      ------

Net interest on mortgage assets      $ (1,764)   $ 15,865    $ 14,101
                                     =========   ========    ========

1992 to 1991                            Rate        Volume      Total
- ------------------------------------    ---------   ---------   -------

Collateral for CMOs                    $ (2,391)  $ (31,023)  $ (33,414)
Adjustable-rate
  mortgage securities                    (5,028)     26,241      21,213
Fixed-rate mortgage securities             (208)      2,899       2,691
Other mortgage securities                  (645)     (2,783)     (3,428)
Mortgage warehouse participations          (193)      4,891       4,698
Mortgage loans in warehouse              (2,404)      9,854       7,450
                                       --------   ----------   --------

Total interest income                   (10,869)     10,079        (790)
                                       --------   ----------   ---------

Collateralized mortgage obligations      (2,715)    (27,531)    (30,246)
Repurchase agreements:
  Adjustable-rate mortgage securities    (3,900)     15,571      11,671
  Fixed-rate mortgage securities           (146)      1,401       1,255
  Other mortgage securities                (424)       (697)     (1,121)
  Mortgage loans in warehouse            (1,032)      7,703       6,671
Notes payable                            (1,777)       (397)     (2,174)
Commercial paper                           (154)      3,184       3,030
                                        -------   ---------   ---------

Total interest expense                  (10,148)       (766)    (10,914)
                                        -------   ---------   ---------

Net interest on mortgage assets        $   (721)   $ 10,845    $ 10,124
                                       ========    ========   =========

Note: The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.
      Summary of Quarterly Results

(unaudited)
(amounts in thousands except share data)

Year ended December 31, 1993
             First Quarter  Second Quarter  Third Quarter Fourth Quarter
             -------------  --------------  ------------- --------------

Operating results:
 Total revenues   $  45,051   $  46,452      $  52,221       $ 55,251
 Net margin on
  mortgage assets    10,510      10,594         11,356         12,559
 Net income          12,499      12,558         13,848         15,222
 Net income
  per share            0.76        0.76           0.80           0.80
 Cash dividends
  declared per share   0.50        0.75           0.77           1.04(1)
Mortgage loans
 funded             863,585     847,509      1,192,022      1,190,598


Year ended
 December 31, 1992
- ------------------

Operating results:
 Total revenues   $ 44,194   $  47,389     $    44,499      $  41,423
 Net margin on
  mortgage assets    5,976       8,413           8,186         10,080
 Net income          7,054       8,882          10,824         11,409
 Net income
  per share           0.52        0.66            0.77           0.78
 Cash dividends
  declared per share  0.30        0.55            0.65           1.10(2)
Mortgage loans
   funded          895,057   1,793,624       1,490,239      1,155,254


- ------------------
(1) Includes a dividend of $0.26 which was declared in December 1993 and paid in January 1994.

(2) Includes a dividend of $0.35 which was declared in December 1992 and paid in January 1993.


      RESOURCE MORTGAGE CAPITAL, INC. SCHEDULE IX - SHORT-TERM
BORROWINGS
For the Years Ended December 31, 1993, 1992 and 1991
(in thousands)


                                    Maximum     Average    Weighted
Category of              Weighted   Amount      Amount     Average
 Aggregate     Balance  Average   Outstanding Outstanding  Interest Rate
 Short-Term    at End   Interest   During the  During the  During the
 Borrowings    of Period  Rate      Period     Period (1)  Period (2)
- ------------------------------------------------------------------------

1993
- ----
Notes payable
 to banks       87,451    5.00%      129,733      80,220      5.36%
Repurchase
 agreements  2,754,166    3.92%    2,754,166   1,931,034      3.87%
Commercial
 Paper         148,672(3) 3.45%      148,672     106,464      3.25%

1992
- ----
Notes payable
 to banks  $   32,878    5.99%    $  147,601  $   83,398      5.67%
Repurchase
 agreements 1,315,334    4.00%     1,507,767   1,057,943      4.52%
Commercial
 Paper        115,620(3) 4.07%       132,325     100,057      3.78%

1991
- ----
Notes payable
 to banks  $ 147,601    5.86%      $ 147,601  $   88,761      7.77%
Repurchase
 agreements  637,599    5.61%        637,599     454,073      6.46%
Commercial
 Paper        82,981(3) 5.97%         82,981      14,016      5.39%


- ------------------

(1) Calculation of average amount outstanding during the period based upon the daily weighted average principal amount of borrowings.

(2) Calculation of weighted average interest rate during the period based upon the total interest incurred (including the effects of hedging transactions) divided by the daily weighted average principal balance of borrowings.

(3)   Net of discount.



      RESOURCE MORTGAGE CAPITAL, INC.
SCHEDULE XII - MORTGAGE LOANS ON REAL ESTATE
December 31, 1993
(amounts in thousands except number of loans)

                                         Carrying    Principal Amount
               Number           Final    Amount of   of Loans Subject
                of    Interest  Maturity Mortgage    to Delinquent
Description    Loans  Rate      Date     Loans     Principal or Interest
- ------------------------------------------------------------------------

Outstanding
principal
balance of
Mortgage Loans

$  0 - $  50    135   3.80% -
                      8.38%    Varies   $    5,955               -
  51 -   100   1,068  3.25% -
                     11.38%    Varies       82,791               252
 101 -   150  1,080  3.13% -
                     10.63%    Varies      135,705               660
 151 -   200    718   3.25% -
                      9.00%    Varies      124,358               162
 201 -   250    660   3.38% -
                     11.38%    Varies      149,526               451
 251 -   300    333   3.25% -
                     11.50%    Varies       89,847             1,086
 301 -   350    152   3.50% -
                      8.84%    Varies       49,515               318
 351 -   400    122   3.63% -
                      8.75%    Varies       45,728               -
 401 -   450     67   3.63% -
                      8.25%    Varies       28,304               -
 451 -   500     42   4.00% -
                       8.25%   Varies       20,000               -
Over   $ 500     59    3.75% -
                       9.35%   Varies       46,040               -
              -----   ------             ----------      ------------
              4,436                      $ 777,769           $ 2,929

All mortgage loans in warehouse are conventional mortgage loans secured by single-family or multi-family dwellings with initial maturities of 15 to 30 years. Of the carrying amount, $348,673 or 45% are fixed-rate and $429,096 or 55% are adjustable-rate mortgage loans in warehouse. The Company believes that its mortgage pool insurance and allowance are adequate to cover any exposure on delinquent mortgage loans in warehouse. A summary of activity of mortgage loans for the years ended December 31, 1993, 1992 and 1991 is as follows:

Balance at December 31, 1990        $     87,079
Mortgage loans purchased               2,498,149
Collection of principal                   (3,041)
Mortgage loans sold                   (2,412,561)

Balance at December 31, 1991             169,626
Mortgage loans purchased               5,342,167
Collection of principal                   (2,388)
Mortgage loans sold                   (5,385,778)
                                    -------------

Balance at December 31, 1992             123,627
Mortgage loans purchased               4,132,101
Collection of principal                   (5,516)
Mortgage loans sold                   (3,472,443)
Balance at December 31, 1993        $    777,769
      The geographic distribution of the Company's mortgage loans in warehouse at December 31, 1993 is as follows:


State                Number of Loans      Principal Amount
- -----                ---------------      ----------------

Alabama                    4                     $   1,042
Arizona                   60                        12,104
Arkansas                   1                           180
California             1,868                       384,367
Colorado                  94                        15,544
Connecticut                8                         1,808
Delaware                  16                         2,443
District of Columbia      31                         7,975
Florida                  663                        72,241
Georgia                   40                         5,876
Hawaii                     4                         1,204
Idaho                     18                         1,362
Illinois                  49                         8,000
Indiana                   16                         2,447
Louisiana                  1                           238
Maryland                 340                        67,920
Massachusetts              7                           905
Michigan                   8                         1,235
Minnesota                 20                         1,977
Missouri                   1                            52
Nevada                    36                         6,757
New Hampshire              1                            97
New Jersey                97                        15,527
New Mexico                10                         1,484
New York                 116                        21,843
North Carolina            50                         7,630
Ohio                      22                         4,500
Oklahoma                   7                           698
Oregon                   138                        15,231
Pennsylvania              33                         4,786
Rhode Island               2                           777
South Carolina            50                         8,314
Tennessee                  2                           218
Texas                    113                        18,792
Utah                      10                         1,404
Virginia                 308                        57,636
Washington               188                        23,489
Wisconsin                  2                         1,137
Wyoming                    2                           560

Discount                                            (2,049)
                        ----                      ---------

Total                  4,436                     $ 777,769

Exhibit 10.5









                       RESOURCE MORTGAGE CAPITAL, INC.

                     EXECUTIVE DEFERRED COMPENSATION PLAN




















                              Effective July 1, 1993

                     RESOURCE MORTGAGE CAPITAL, INC.
                 EXECUTIVE DEFERRED COMPENSATION PLAN


                            Table of Contents
                            ------------------
                                                                    Page
                                                                    ----

ARTICLE I     PURPOSE AND EFFECTIVE DATE                              1

  1.1  Purpose                                                        1
  1.2  Effective Date                                                 1


ARTICLE II     DEFINITIONS                                            2

  2.1  Definitions                                                    2


ARTICLE III     ELIGIBILITY                                           5

  3.1  Eligibility                                                    5


ARTICLE IV     DEFERRED COMPENSATION                                  6

  4.1  Voluntary Deferrals                                            6
  4.2  Company Matching Deferrals                                     6
  4.3  Company Discretionary Deferrals                                6
  4.4  Vesting                                                        6


ARTICLE V     ACCOUNTING FOR DEFERRED COMPENSATION                    8

  5.1  Accounts                                                       8
  5.2  Deferred Compensation                                          8
  5.3  Value Adjustments                                              8




ARTICLE VI     PAYMENT OF DEFERRED COMPENSATION                       9

  6.1  Payment Upon Termination of Employment                         9
  6.2  Payment Upon Death                                             9
  6.3  Value Adjustments Regarding Installment Form
         of Distribution                                             10
  6.4  Incapacity of Recipient                                       10

ARTICLE VII     FUNDING                                              11


ARTICLE VIII     ADMINISTRATION                                      12

  8.1  Administration                                                12
  8.2  Determinations                                                12


ARTICLE IX     CLAIMS PROCEDURE                                      13

  9.1  Claim for Benefits                                            13
  9.2  Notice of Denial                                              13
  9.3  Right to Reconsideration                                      13
  9.4  Review of Documents                                           14
  9.5  Decision by the Compensation Committee                        14
  9.6  Notice by the Compensation Committee                          14


ARTICLE X     AMENDMENT, DISCONTINUANCE, AND TERMINATION             15


ARTICLE XI     MISCELLANEOUS                                         16

  11.1  Non-Guarantee of Employment                                 16
  11.2  Rights of Participants to Benefits                           16
  11.3  No Assignment                                                16
  11.4  Withholding                                                  16
  11.5  Account Statements                                           16
  11.6  Masculine, Feminine, Singular and Plural                     16
  11.7  Governing Law                                                16
  11.8  Titles                                                       16
  11.9  Other Plans                                                  16
  11.10 Binding Plan                                                 16



                     RESOURCE MORTGAGE CAPITAL, INC.
                 EXECUTIVE DEFERRED COMPENSATION PLAN


                             ARTICLE I
                     PURPOSE AND EFFECTIVE DATE

    1.1 Purpose. The Plan is intended to provide deferred compensation for a select group of management or highly compensated employees of the Company. The Plan is an unfunded plan that is not intended to be (i) subject to Parts 2, 3 or 4 of Title I, Subtitle B of the Employee Retirement Income Security Act of 1974, or (ii) qualified under Section 401(a) of the Internal Revenue Code.

    1.2 Effective Date. The effective date for this Plan shall be July 1, 1993.


                                 ARTICLE II
                                DEFINITIONS

    2.1  Definitions.
         ------------- As used herein, the following terms shall have the following meanings:

      (a)  Account.
           ----------The bookkeeping reserve account established and maintained for each Participant pursuant to Section 5.1 for purposes of determining the amount payable to the Participant pursuant to Article VI.

      (b)  Beneficiary.
           ------------- The person or persons designated by a Participant to receive Plan benefits in the event of the Participant's death, such designation to be made in writing on a form satisfactory to the Committee and effective when received by the Committee thereby revoking any and all prior designations. If the Participant has not designated a Beneficiary, or if the Beneficiary does not survive the Participant, the aggregate amount then credited to the Participant's Account shall be paid in a single sum to the Participant's estate.

      (c)  Board.
           -------  The Board of Directors of the Company.

      (d)  Code.
           ------  The Internal Revenue Code of 1986, as amended.

      (e)  Committee.
           ---------- The compensation committee of the Board authorized by the Board to administer the Plan, or designees of such compensation committee. As used herein, in the event that there is not a compensation committee of the Board from time to time, the Board or its designees shall constitute the Committee.

      (f)  Company.
           ---------- Resource Mortgage Capital, Inc. and any successor thereto.

      (g)  Compensation.
           ------------- With respect to any Plan Year, the total remuneration payable during the Plan Year to the Participant from the Employer for personal services rendered, including base salary, commissions, overtime, bonuses and other extra compensation. Notwithstanding the foregoing, Compensation shall not include (A) contributions, credits or benefits paid or accrued under this Plan or any other qualified or nonqualified retirement plan, deferred compensation plan, stock-related plan, welfare benefit plan or fringe benefit plan of the Employer, (B) compensation resulting from grant, exercise or cancellation of stock options or stock awards or disposition of the underlying stock, (C) compensation resulting from the grant or exercise of stock appreciation rights or dividend equivalent rights, and from any other stock-based compensation arrangements of the Employer,
(D) amounts payable as a tax "gross-up" bonus with respect to Voluntary Deferrals hereunder, or (E) direct reimbursement for expenses. In all cases, however, notwithstanding any exclusions specified above, Compensation shall include any amount which would otherwise be deemed Compensation but for the fact that it is deferred pursuant to a Payroll Deduction Agreement or a salary reduction agreement under any plan described in Section 401(k), 402(h) or 125 of the Code.


      (h)  Deferred Compensation.
           ----------------------  The amount of a Participant's
Employer Matching Deferrals and Employer Discretionary Deferrals.

      (i)  Disability.
           ------------ The inability to engage in any substantial, gainful activity by reason of any medically determined physical or mental impairment that can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than twelve months.

      (j)  Employer.
           --------- The Company, its successors and assigns, any subsidiary or affiliated organization authorized by the Board to participate in this Plan with respect to its employees and any organization into which an Employer may be merged or consolidated or to which all or substantially all of its assets may be transferred.

      (k)  Employer Discretionary Deferrals.
         -----------------------------------  Amounts credited to a
Participant's Account at the discretion of the Committee, as specified in Section 4.3.

      (l)  Employer Matching Deferrals.
           ----------------------------- Matching amounts credited to a
Participant's Account with respect to Voluntary Deferrals, as specified in Section 4.2.

      (m)  Normal Retirement Age.
           ----------------------- The attainment of age sixty-five.

      (n)  Participant.
           ------------ An employee who is eligible to participate pursuant to Article III and who has made an election pursuant to Section 4.1.

      (o)  Payroll Deduction Agreement.
           ---------------------------- Written payroll deduction
agreement entered into between the Participant and the Employer pursuant to Article IV.

      (p)  Plan.
           ------ The Resource Mortgage Capital, Inc. Executive Deferred Compensation Plan, as amended from time to time.

      (q)  Plan Year.
           ------------ The one-year period commencing on January 1 and ending on the succeeding December 31;
provided, however, that the period commencing on July 1, 1993, and ending on December 31, 1993, shall be a short Plan Year.

      (r)  Valuation Date.
           ---------------- The last business day of March, June, September and December of each Plan Year, or such additional days as the Committee may deem necessary or appropriate.

      (s)  Value Adjustments.
           ------------------- Amounts of interest credited to a Participant's Account pursuant to Section 5.3.





      (t)  Voluntary Deferrals.
           --------------------- Part or all of a Participant's after-tax Compensation which, through payroll deduction, is directed to be applied pursuant to Section 4.1.

      (u)  Year of Service.
           ----------------- Year of vesting service that the Participant would accrue if he were a participant in the Resource
Mortgage Capital, Inc. 401(k) Plan, as the term "vesting service" is defined therein.

                               ARTICLE III
                              ELIGIBILITY

    3.1 Eligibility. Eligibility to participate in the Plan will be limited to a select group of management or highly compensated employees of the Employer who are designated by the Committee to participate in the Plan. The Committee shall have sole and absolute discretion as to the management or highly compensated employees designated as eligible to participate in the Plan and the date on which such participation shall commence.





                                ARTICLE IV
                        DEFERRED COMPENSATION

    4.1  Voluntary Deferrals.
         --------------------- An employee who satisfies the requirements of Section 3.1 may elect to forgo receipt of all or any portion of the amount of his after-tax Compensation for a Plan Year, subject to any maximum limitation determined by the Committee in its sole discretion, pursuant to a Payroll Deduction Agreement entered into between the Employer and the employee, which forgone amount shall be applied by the Employer to the payment of premiums on an insurance policy on the life of the employee and owned by the employee or the employee's designee. Neither the Employer nor the Plan shall have any rights, title or interest in said Voluntary Deferrals or said insurance policy.

    4.2  Employer Matching Deferrals.
         ------------------------------
 For each Plan Year for which a Participant elects to make Voluntary Deferrals, the Employer shall credit to the Participant's Account an amount equal to 100 percent of the Participant's Voluntary Deferrals; provided, however, that only those Voluntary Deferrals as are made at a rate not in excess of six percent of the Participant's Compensation shall be taken into account for such Participant.

    4.3  Employer Discretionary Deferrals.
         ---------------------------------- For each Plan Year for which an employee is eligible to participate in the Plan pursuant to the provisions of Section 3.1 and such employee is employed with the Employer on the last day of such Plan Year, the Employer may, in the sole and absolute discretion of the Committee, credit an amount to be determined by the Committee to the Account of such employee. Notwithstanding the foregoing, otherwise eligible employees who terminate employment with the Employer during such Plan Year on account of retirement, death or Disability shall be entitled to have their Accounts credited with Employer Discretionary Deferrals hereunder, regardless of the fact that such employees are not employed by the Employer on the last day of the Plan Year. Any such Employer Discretionary Deferrals shall be credited to the Accounts of those eligible employees in the same ratio as each such employee's Compensation for the Plan Year bears to the total Compensation of all such eligible employees for the Plan Year.

    4.4  Vesting.
         ---------

    (a) Unless his participation in the Plan shall have terminated prior thereto, upon a Participant's death, Disability or attainment of Normal Retirement Age, a Participant shall be fully vested in and have a nonforfeitable right to the aggregate amount credited to his Account.





    (b) Upon termination of his employment with the Employer prior to his death, Disability or attainment of Normal Retirement Age, a Participant shall be vested in and have a nonforfeitable right to a percentage of the amount credited to his Account determined in accordance with the following schedule:

         Years of Service               Vested Percentage
         ----------------               -----------------

       Less than 2                         0%
                 2                                     25%
                 3                                     50%
                 4                                     75%
                 5 or more                            100%

                                ARTICLE V
                   ACCOUNTING FOR DEFERRED COMPENSATION

    5.1  Accounts.
         ----------- The Employer shall establish an Account on behalf of each Participant which shall be credited or debited with Deferred Compensation as provided in Section 5.2, Value Adjustments as provided in Section 5.3 and Payment of Deferred Compensation pursuant to Article
VI. Each such Account may consist of an Employer Matching Deferrals subaccount, an Employer Discretionary Deferrals subaccount, and such other subaccounts as are necessary or desirable to the Employer for the convenient administration of the Plan. The Accounts and subaccounts shall be bookkeeping reserve accounts only and shall not require segregation of any funds of the Employer or provide any Participant with any rights to any assets of the Employer, except as a general creditor thereof. A Participant shall have no right to receive payment of any amount credited to his Account except as expressly provided in Article VI of this Plan.

    5.2  Deferred Compensation.
         ----------------------- A Participant's Account shall be credited with Employer Matching Deferrals, if any, as of each Valuation Date based upon Voluntary Deferrals attributable to such Participant since the immediately preceding Valuation Date; provided, however, that such Employer Matching Deferrals to be credited as of the September 30, 1993, Valuation Date shall be based upon the aggregate Voluntary Deferrals attributable to such Participant for the period commencing January 1, 1993, and ending September 30, 1993. A Participant's Account shall be credited with Employer Discretionary Deferrals, if any, with respect to a Plan Year as of the last day of such Plan Year.

    5.3  Value Adjustments.
         ------------------- As of each Valuation Date, the Account of each Participant shall be credited with interest at a per annum rate determined from time to time by the Committee in its sole and absolute discretion, based upon the balance of such Participant's Account as of the first day of the calendar quarter in which such Valuation Date falls.

                                  ARTICLE VI
                     PAYMENT OF DEFERRED COMPENSATION

    6.1 Payment Upon Termination of Employment. Upon a Participant's termination of employment for any reason other than death, the vested portion, if any, of his Account shall be paid to the Participant as follows: (a) to the extent that the vested portion of such Participant's Account does not exceed $500,000, as valued as of the Valuation Date coincident with or next preceding such date of termination, the Participant may elect within thirty days following such termination of employment, subject to approval by the Committee in its sole and absolute discretion, to receive payment in either a single sum sixty days following the Participant's termination of employment or in substantially non-increasing annual installments, commencing as of the Valuation Date that next follows the sixtieth day after the Participant's termination of employment, over a period of years not in excess of five years; and (b) to the extent that the vested portion of such Participant's Account exceeds $500,000, the Committee in its sole and absolute discretion shall determine the manner in which payment shall be made of such vested portion that exceeds $500,000, provided that the entire vested portion of such Participant's Account is distributed within five years from the date of the Participant's termination of employment. Notwithstanding the foregoing, however, if one or more Valuation Dates have occurred between the date of the Participant's termination of employment and the actual date of distribution, then the Participant's Account shall be valued as of the Valuation Date immediately preceding such distribution.

    6.2 Payment Upon Death. Upon a Participant's death prior to his having received full payment of all vested amounts credited to his Account, the aggregate vested amount credited to the Participant's Account, if any, shall be paid to the Participant's Beneficiary as follows: (a) to the extent that the vested portion of such Participant's Account does not exceed $500,000, as valued as of the Valuation Date coincident with or next preceding the date of the Participant's death, the Participant's Beneficiary may elect within thirty days following the date of the Participant's death, subject to approval by the Committee in its sole and absolute discretion, to receive payment in either a single sum sixty days following the Participant's date of death or in substantially non-increasing annual installments, commencing as of the Valuation Date that next follows the sixtieth day after the Participant's date of death, over a period of years not in excess of five years; and (b) to the extent that the vested portion of such Participant's Account exceeds $500,000, the Committee in its sole and absolute discretion shall determine the manner in which payment shall be made of such vested portion that exceeds $500,000, provided that the entire vested portion of such Participant's Account is distributed within five years from the date of the Participant's death. Notwithstanding the foregoing, however, if one or more Valuation Dates have occurred between the date of the Participant's death and the actual date of distribution, then the Participant's Account shall be valued as of the Valuation Date immediately preceding such distribution.

    6.3 Value Adjustments Regarding Installment Form of Distribution. Insofar as any portion of the Participant's Account is not distributed in a single sum within sixty days following the earlier of the Participant's termination of employment or death, the Participant's Account shall be credited with interest as of each Valuation Date occurring after such sixty-day period, based upon the balance of the Participant's Account as of the first day of the calendar quarter in which such Valuation Date falls, at a per annum rate equal to one percent plus the constant maturity yield on five-year U. S. Treasury Notes for the first month of the calendar quarter in which such Valuation Date falls as reported in the "Federal Reserve Statistical Release", or at a per annum rate based upon such other index as the Committee may determine from time to time. Interest credited pursuant to this Section 6.3 shall be in lieu of crediting Value Adjustments pursuant to Section 5.3 as of any Valuation Date occurring subsequent to sixty days following the Participant's termination of employment or death.

    6.4 Incapacity of Recipient. If any person entitled to a distribution under the Plan is deemed by the Committee to be incapable of personally receiving and giving a valid receipt for such payment, then, unless and until claim therefor shall have been made by a duly appointed guardian or other legal representative of such person, the Committee may provide for such payment or any part thereof to be made to any other person or institution then contributing toward or providing for the care and maintenance of such person. Any such payment shall be a payment for the account of such person and a complete discharge of any liability of the Employer and the Plan therefor.





                               ARTICLE VII
                                  FUNDING

    7.1 The obligation of the Employer to pay benefits under this Plan shall be interpreted solely as an unfunded, contractual obligation to pay only those amounts credited to the Participant's Account pursuant to
Article V in the manner and under the conditions prescribed in Article
VI. Any assets set aside, including any assets transferred to a rabbi trust or purchased by the Employer with respect to amounts payable under the Plan, shall be subject to the claims of the Employer's general creditors, and no person other than the Employer shall, by virtue of the provisions of the Plan, have any interest in such assets. Nothing contained in this Plan shall constitute a guaranty by the Employer or any other person or entity that the assets of the Employer will be sufficient to pay the benefit hereunder.

                                  ARTICLE VIII
                               ADMINISTRATION

    8.1 Administration. The Plan shall be administered by the Committee, whether or not the members thereof or their designees are employees of the Employer or are Participants. The Committee shall have authority to act to the full extent of its absolute discretion to:

      (a)  interpret the Plan;

      (b) resolve and determine all disputes or questions arising under the Plan, including the power to determine the rights of Participants and Beneficiaries, and their respective benefits, and to remedy any ambiguities, inconsistencies or omissions in the Plan;

      (c) create and revise rules and procedures for the administration of the Plan and prescribe such forms as may be required for Participants to make elections under, and otherwise participate in, the Plan; and

      (d) take any other actions and make any other determinations as it may deem necessary and proper for the administration of the Plan.

Any expenses incurred in the administration of the Plan will be paid by the Employer.

    8.2 Determinations. All decisions and determinations by the Committee shall be final and binding upon all Participants and Beneficiaries.






                                ARTICLE IX
                           CLAIMS PROCEDURE

    9.1 Claim for Benefits. Each person eligible for a benefit under the Plan shall apply for such benefit by filing a claim with the Committee on a form or forms prescribed by the Committee. If no form or forms have been prescribed, a claim for benefits shall be made in writing to the Committee setting forth the basis for the claim. Each person making a claim for benefits shall furnish the Committee with such documents, evidence, data, or information in support of such claim as the Committee considers necessary or desirable.

    9.2 Notice of Denial. If a claim for benefits under this Plan is denied, either in whole or in part, the Committee shall advise the claimant in writing of the amount of his benefit, if any, and the specific reasons for the denial. The Committee shall also furnish the claimant at that time with a written notice containing:

       (a)  a specific reference to pertinent Plan provisions;

      (b) a description of any additional material or information necessary for the claimant to perfect his claim, if possible, and an explanation of why such material or information is needed; and

      (c)  an explanation of the Plan's claim review procedure.

The written notice of claim denial shall be provided to the claimant within a reasonable period of time, but not more than 90 days after receipt of the claim by the Committee, unless special circumstances require an extension of time for processing the claim, in which case the Committee shall provide a written notice of such extension to the claimant before the expiration of the initial 90-day period. In no event shall such extension exceed 90 days from the end of such initial period.

    9.3 Right to Reconsideration. Within 60 days of receipt of the information described in Section 9.2 above, the claimant shall, if he desires further review, file a written request for reconsideration with the Committee. Such reconsideration shall be conducted by the members of the compensation committee of the Board (the "Compensation Committee"), or by the members of the Board if there is no Compensation Committee in existence when the request for reconsideration is filed.

    9.4 Review of Documents. So long as the claimant's request for review is pending (including the 60-day period described in Section 9.3 above), the claimant or his duly authorized representative may review pertinent Plan documents (and any pertinent related documents) and may submit issues and comments in writing to the Compensation Committee.

    9.5 Decision by the Compensation Committee. A final and binding decision shall be made by the Compensation Committee or the


Board, as applicable, within 60 days of the filing by the claimant of his request for reconsideration; provided, however, that if the Compensation Committee or the Board, as applicable, in its discretion, feels that a hearing with the claimant or his representative present is necessary or desirable, this period shall be extended an additional 60 days.

    9.6  Notice by the Compensation Committee.  The Compensation
Committee's decision or the Board's, as applicable, shall be conveyed to the claimant in writing and shall include specific reasons for the decision, written in a manner calculated to be understood by the claimant, with specific references to the pertinent Plan provisions on which the decision is based.






                              ARTICLE X
                 AMENDMENT, DISCONTINUANCE, AND TERMINATION

    The Committee reserves the right to modify, amend, discontinue or terminate the Plan or any provision thereof at any time and from time to time, including specifically the right to make any such amendments or modifications effective retroactively; provided, however, that no modification, amendment, discontinuance or termination shall adversely affect the rights of Participants to amounts credited to the Accounts maintained on their behalf before such modification, amendment, discontinuance or termination. Notice of every such modification, amendment, discontinuance or termination shall be given in writing to each Participant. In the case of termination of the Plan, any amounts credited to the Account of a Participant may, in the sole discretion of the Committee, be distributed in full to such Participant as soon as reasonably practicable following such termination, or, in the alternative, may be distributed at such later date and in such manner pursuant to Article VI hereof as the Committee may determine, but in no event later than when distributions would otherwise commence pursuant to
Article VI hereof if the Plan were not so terminated.





                                 ARTICLE XI
                               MISCELLANEOUS

    11.1 Non-Guarantee of Employment. Participation in the Plan does not give any person any right to be retained in the service of the Employer. The right and power of the Employer to terminate any employee is expressly reserved.

    11.2 Rights of Participants to Benefits. All rights of a Participant under the Plan to amounts credited to his Account are mere unsecured contractual rights of the Participant against the Employer.

    11.3 No Assignment. No amounts credited to Accounts, rights or benefits under the Plan shall be subject in any way to voluntary or involuntary alienation, sale, transfer, assignment, pledge, attachment, garnishment, execution, or encumbrance, and any attempt to accomplish the same shall be void.

    11.4 Withholding. The Employer shall have the right to deduct from any payment made hereunder any taxes required by law to be withheld from a Participant with respect to such payment.

    11.5  Account Statements.  Periodically (as determined by the
Employer), each Participant shall receive a statement indicating the amounts credited to and payable from the Participant's Account.

    11.6 Masculine, Feminine, Singular and Plural. The masculine shall be read in the feminine, the singular in the plural, and vice versa, whenever the context shall so require.

    11.7 Governing Law. Except to the extent preempted by applicable Federal laws, the Plan shall be construed according to the laws of the Commonwealth of Virginia, other than its conflict of laws principles.

    11.8 Titles. The titles to Articles and Sections in this Plan are placed herein for convenience of reference only, and the Plan is not to be construed by reference thereto.

    11.9 Other Plans. Nothing in this Plan shall be construed to affect the rights of a Participant, his beneficiaries, or his estate to receive any retirement or death benefit under any tax-qualified or nonqualified pension plan, deferred compensation agreement, insurance agreement, tax-deferred annuity or other retirement plan of the Employer.

    11.10 Binding Plan. This Plan shall be binding upon and inure to the benefit of the Employer, its successors and assigns and each Participant and his heirs, executors, administrators and legal representatives. Each Employer shall be primarily responsible for payment of benefits hereunder to the Participants it employs and the Beneficiaries of such Participants. In the event an Employer fails to pay such benefits for any reason, the Company shall be jointly and severally liable for the payment of such benefits.

    This Plan was approved and ratified by the Board of Directors of the
Company on the       day of                , 199  , and is hereby
executed on behalf of the Company this
      day of                , 199  .

WITNESS:                          RESOURCE MORTGAGE CAPITAL, INC.


- --------------------------        By:-----------------------------
Corporate Secretary            Title:-----------------------------


[SEAL]





                             APPENDIX A

                    RESOURCE MORTGAGE CAPITAL, INC.
                  EXECUTIVE DEFERRED COMPENSATION PLAN

                       BENEFICIARY DESIGNATION


    I, the undersigned Participant, hereby designate the following primary beneficiary or beneficiaries and contingent beneficiary or beneficiaries of any benefits payable pursuant to the Resource Mortgage Capital, Inc. Executive Deferred Compensation Plan (the "Plan") on account of or after my death.

                   PRIMARY BENEFICIARY OR BENEFICIARIES

- ------------------------------------------------------------------------
Name                    Address                            Percentage

- ------------------------------------------------------------------------
Name                    Address                            Percentage

- ------------------------------------------------------------------------
Name                    Address                            Percentage


    In the event any of the primary beneficiaries designated above predeceases me or dies before receiving all payments to be made under the Plan, the amount otherwise payable to such primary beneficiary shall be paid to the remaining primary beneficiary or beneficiaries proportionately based upon the percentages specified above (disregarding the percentage of the deceased primary beneficiary). In the event no primary beneficiary shall be living at the time any payment is made pursuant to the Plan on account of my death, such payment and all remaining payments shall be made to the following contingent beneficiaries.

                           CONTINGENT BENEFICIARY
                             OR BENEFICIARIES

- ------------------------------------------------------------------------
Name                    Address                            Percentage

- ------------------------------------------------------------------------
Name                    Address                            Percentage

- ------------------------------------------------------------------------
Name                    Address                            Percentage



    In the further event that none of the persons named above shall be living at the time of any payment made pursuant to the Plan on account of my death, such payment and all remaining payments shall be made to my estate.

    This Beneficiary Designation, when properly executed by the Participant and the Employer, replaces and supersedes all prior
Beneficiary Designations made with respect to the Plan.



WITNESS:                                   PARTICIPANT

- ---------------------------------        -------------------------------
                                         [Print Participant's Full Name]

Date: ---------------------------        -------------------------------
                                         [Participant's Signature]


ATTEST:                                  RESOURCE MORTGAGE CAPITAL, INC.

                                       [Signature of Authorized Officer]

- ---------------------------------        -------------------------------

Date:----------------------------       Its: ---------------------------
	[Title of Authorized Officer]

Exhibit 11.1

                       RESOURCE MORTGAGE CAPITAL, INC.

                STATEMENT RE COMPUTATION OF PER SHARE EARNINGS


Computation of Full Diluted Earnings Per Share
(amounts in thousands except share data)

                                     Years ended December 31,
                                  1993        1992         1991
                                  ----        ----         -----

Net income                      $ 54,127    $ 38,169    $ 21,636

Shares:

Weighted average number of
 common shares outstanding    17,364,309   13,999,047 13,531,290

Assuming exercise of options
 reduced by the number of
 shares which could have
 been purchased with the
 proceeds from the exercise
 of the options                    -           -          72,429
                               ---------   -----------  -------

Weighted average of number
 of shares outstanding
 and adjusted                 17,364,309   13,999,047 13,603,719
                              ==========  =========== ==========

Net income per share
assuming full dilution            $ 3.12       $ 2.73     $ 1.59
                              ==========  =========== ==========



This calculation is submitted in accordance with Regulation S-K item 601
(b) (11). In 1991 it is not a required disclosure pursuant to Accounting Interpretations of APB Opinion No. 15 because the dilution is less than 3%.

Exhibit 21.1

                       RESOURCE MORTGAGE CAPITAL, INC.

                   LIST OF SUBSIDIARIES AND CONSOLIDATED ENTITIES



At December 31, 1993, the consolidated subsidiaries of Resource Mortgage Capital, Inc. were as follows:

    Company                     Parent                        State of
                                                           Incorporation

Resource Finance Co. One   Resource Mortgage Capital, Inc.      Virginia

N.D. Holding Co.           Resource Finance Co. One             Virginia

Resource Finance Co. Two   Resource Finance Co. One             Virginia

SHF Corp.                  Resource Finance Co. One             Virginia

Saxon Mortgage Capital
  Corporation              Resource Mortgage Capital, Inc.      Virginia

Multi-Family Capital
  Resources, Inc.          Resource Mortgage Capital, Inc.      Virginia

Multi-Family Capital
   Access One, Inc.        Multi-Family Capital Resources, Inc. Virginia

Camden Home Mortgage
  Corporation              Resource Mortgage Capital, Inc.      Virginia

TC Acquisiton, Inc.        Resource Mortgage Capital, Inc.      Virginia


At December 31, 1993, the other entities consolidated with Resource Mortgage Capital, Inc. were as follows:

Saxon Mortgage Funding
   Corporation             SMFC Holding, Inc.                   Virginia

Saxon Mortgage Management
   Corporation             SMFC Holding, Inc.                   Virginia

SMFC Holding, Inc.         N/A                                  Delaware

Saxon Mortgage Securities
  Corporation              Saxon Mortgage Funding Corporation   Virginia

                                                            Exhibit 23.1







                            Accountants' Consent
                            --------------------




The Board of Directors
Resource Mortgage Capital, Inc.:




We consent to incorporation by reference in the registration statements (No. 33-50705 and 33-52071) on Form S-3 of Resource Mortgage Capital, Inc. of our report dated February 7, 1994, relating to the consolidated balance sheet of Resource Mortgage Capital, Inc. and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, shareholders' equity and cash flows and related schedules for each of the years in the three-year period ended December 31, 1993, which report appears in the December 31, 1993 Form 10-K of Resource Mortgage Capital, Inc.


KPMG PEAT MARWICK

Baltimore, Maryland
March   21, 1994

Exhibit 99.1

                    ANALYSIS OF PROJECTED YIELD


  This presentation contains an analysis of the projected yield on the Company's mortgage investments as of December 31, 1993, under the specific assumptions set forth herein. This presentation does not seek to predict, nor should it be interpreted as a prediction of, the actual present or future yield on such investments since the actual interest rates and prepayment rates in the future will be different than those assumed in any of the projected scenarios. Capitalized terms used herein and not defined herein shall have the respective meanings assigned to them in the Glossary.

  Resource Mortgage invests a portion of its equity in a portfolio of mortgage investments. These investments include mortgage loans and mortgage securities subject to collateralized mortgage obligations
(CMOs), adjustable-rate mortgage securities, fixed-rate mortgage securities, other mortgage securities and participations in mortgage warehouse lines of credit.

  The Company has pursued its investment strategy of concentrating on its mortgage conduit activities in order to create investments for its portfolio with attractive yields and also to benefit from potential securitization income. Through its single-family mortgage conduit activities the Company purchases mortgage loans from approved mortgage companies, savings and loan associations and commercial banks; in its multi-family conduit activities, the Company originates the loans directly. When a sufficient volume of loans is accumulated, the Company securitizes these mortgage loans through the issuance of mortgage-backed securities. The mortgage-backed securities are structured so that substantially all of the securities are rated in one of the two highest categories (i.e. AA or AAA) by at least one of the nationally recognized rating agencies.

  The yield on the Company's investment portfolio is influenced primarily by (i) prepayment rates on the underlying mortgage loans, (ii) the level of short-term interest rates and (iii) the relationship between short-term financing rates and adjustable-rate mortgage yields. The following analysis provides a projection of the yield of the Company's investment portfolio in variety of interest rate and prepayment rate environments. The Company's investment strategy is to create a diversified portfolio of mortgage securities that in the aggregate generate stable income in a variety of interest rate and prepayment rate environments. For purposes of this analysis only, certain of the Company's assets and liabilities have been excluded, and certain liability balances have been reduced to better reflect the Company's net investment in its investment portfolio.

Summary of Mortgage Investments

  For purposes of calculating the projected yield, the Company calculates its net investment in its mortgage investments as of December 31, 1993 and December 31, 1992 and can be summarized as follows (amounts in thousands):

                                         December 31,  December 31,
                                            1993           1992
                                         -----------   ------------

Collateral for CMOs, net of CMO
  liabilities                             $    8,403     $   11,582
                                          ----------     ----------


Adjustable-rate mortgage securities,
  net  (1)                                   132,401         100,661
                                           ---------      ----------

Fixed-rate mortgage securities, net (1)       14,520          18,842
                                           ---------      ----------

Other mortgage securities:
  Mortgage residual interests                 22,900          25,082
  Mortgage derivative securities              37,494          10,856
                                            --------          -------

     Other mortgage securities subtotal       60,394          35,938

Mortgage warehouse participations,
  net of related liabilities                   9,393           8,941
                                            --------          -------

          Net investment                   $ 225,111        $ 175,964
                                           =========        ==========

(1) Net of repurchase borrowings and discounts recorded by the Company to compensate for certain risks on mortgage securities collateralized by mortgage loans purchased by the Company for which mortgage pool insurance is used as the primary source of credit enhancement. At December 31, 1993 the discount totaled $17.2 million on adjustable-rate mortgage securities and $2.4 million on fixed-rate mortgage securities.

  The following tables list the Company's various investments (and related information) as of December 31, 1993 that were used in the calculation of the projected yield.

Collateral Pledged to Secure CMOs
(Dollars in thousands)

                            Type of    Weighted
                           Mortgage     Average         Net
Series                    Collateral  Coupon Rate (1)  Investment (2)

MCA 1, Series 1, Class D    Loans(3)     8.97%         $  1,100
RAC Four, Series 77         Loans        9.55             1,750
RMSC Series 89-1A           Loans       11.25                36(89-1A&B)
RMSC Series 89-1B           Loans       11.12
RMSC Series 89-3A           Loans       11.14               143(89-3A&B)
RMSC Series 89-3B           Loans       11.21
RMSC Series 89-4A           Loans       10.60               314(89-4A&B)
RMSC Series 89-4B           Loans       10.59
RMSC Series 89-5            Loans       10.60                33
RMSC Series 91-2            Loans        9.81             1,135
RMSC Series 92-12           Loans        8.10             1,555
RAC Four, 26 Misc. Series Various        9.90             2,337
                                                          ------

             Total                                      $ 8,403
                                                        =======

- ------------------------

(1) Based on the weighted average coupons of the underlying mortgage loans or mortgage certificates when the CMOs were issued and the current principal balances of such mortgage collateral. This information is presented as of December 31, 1993.

(2) Equal to the outstanding principal balance of the mortgage collateral plus unamortized discounts, premiums, accrued interest receivable and deferred issuance costs, and net of bond principal, discounts, premiums and accrued interest payable as of December 31, 1993.

(3)  Multi-family loans.

Adjustable-Rate Mortgage Securities
(Dollars in thousands)

                              Remaining
                              Principal      Interest         Net
Description (1)               Balance (2)    Rate (3)     Investment (4)


FNMA Pools, various           $ 383,717     3.46-5.21%(A)    $   22,090
FNMA and FHLMC Pools, various   106,848     3.95-5.66 (B)         7,423
FNMA and FHLMC Pools, various     6,525     3.95-5.66 (C)           367
LIBOR ARM Trust 1991-19,
  Class B                        40,018          5.60 (A)         2,298
LIBOR ARM Trust 1992-1, Class B  40,350          5.46 (A)         2,223
LIBOR ARM Trust 1992-4, Class B  59,940          5.51 (A)         3,408
LIBOR ARM Trust 1992-6, Class B  70,109          5.61 (A)         3,993
LIBOR ARM Trust 1992-8, Class B 105,208          5.54 (A)         6,019
LIBOR ARM Trust 1992-10,
  Class B                        32,945          5.41 (A)         1,884
RMSC, AHF 1989-1 Trust,
  Class A-2                       7,051          5.81 (B)           399
RMSC, Series 1991-5              55,476          5.71 (A)         3,174
RMSC, Series 1991-7, Class B     48,003          5.85 (A)         2,768
RMSC, Series 1991-11             76,217          5.68 (A)         4,339
RMSC, Series 1991-12, Class B    45,983          5.59 (A)         2,639
RMSC, Series 1991-15, Class B    39,972          5.67 (A)         2,293
RMSC, Series 1991-16, Class B    57,109          5.79 (A)         3,276
RMSC, Series 1991-17, Class B    39,523          5.62 (A)         2,269
RMSC, Series 1992-5              85,726          5.71 (A)         4,911
RTC M-1, A-4                        415          6.97 (C)            23
RTC M-6, A-1, A-2                41,090    5.53, 5.62 (C)         2,375
SMSC, Series 1992-1, Class B      5,000          5.46 (A)           285
SMSC, Series 1992-4, Class B     55,900          5.46 (A)         3,157
SMSC, Series 1992-6, Class B      60,193         5.40 (A)         3,416
SMSC, Series 1993-1,
  Class B-1, B-2                   9,963   5.49, 5.46 (A)           570
SMSC, Series 1993-3,
  Class A-2, B-2                 118,194         5.55 (A)         6,753
SMSC, Series 1993-5,
  Class A-2, B-2                  70,356         5.28 (A)         4,049
SMSC, Series 1993-6, Class B      17,684         4.62 (A)         1,014
SMSC, Series 1993-7, Class B      31,580         4.08 (A)         1,807
SMSC, Series 1993-9,
  Class A-2, B-2                  98,745         3.99 (A)         5,688
SMSC, Series 1993-11             149,164         3.56 (A)         8,616
LIBOR Cap Agreements (5)                                         18,875
                                                                --------

               Total                                           $ 132,401
                                                               =========

(A)  Index - Six-month LIBOR
(B)  Index - 1-yr CMT
(C)  Index - COFI

(1) All the "Class B" adjustable-rate mortgage securities were created from the Company's mortgage conduit operations, and represent a AA rated class that is subordinated to AAA rated class(es) within the security offering.

(2)  As of December 31, 1993.

(3)  Pass-through rate as of December 31, 1993.

(4) Equal to the outstanding principal balance of the adjustable-rate mortgage securities, plus any unamortized premiums and net of any unamortized discounts, less repurchase borrowings, if any, calculated at 94% of such amount.





(5) The Company has purchased various LIBOR cap agreements in regard to the adjustable-rate mortgage securities. Pursuant to the cap agreements, the Company will receive additional cash flows should six-month LIBOR increase above certain levels as specified below.

                                    Notional Amount   Cap Rate
                                    ---------------   --------

Cap agreements expiring in 2004    $   100,000           9.00%
Cap agreements expiring between
   2001 and 2002                       230,500          11.50%
Cap agreements expiring between
  2001 and 2002                        108,000          10.50%
Cap agreements expiring between
  2000 and 2003                        490,000           9.50%
Cap agreements expiring in 1999        235,000          10.00%
                                  ------------

                                  $ 1,163,500
                                  ===========

Fixed-rate Mortgage Securities
(Dollars in thousands)

                             Remaining
                              Principal    Interest       Net
Description                  Balance (1)   Rate         Investment (2)
- -----------                  ----------    ---------    --------------

Citibank, Series 1990-B,
   Class B-5                 $   1,175       9.60%            $     721
RMSC, various series             13,029      8.19                   822
RMSC, various series              4,233      9.92                   259
RMSC, Series 91-2, Class 2-B     11,672     10.00                 1,513
SMSC, Series 1993-3,
   Class A-1, B-1                88,848      6.76                 5,510
SMSC, Series 1993-5,
  Class A-1, B-1                 55,755      6.53                 3,448
SMSC, Series 1993-9,
  Class A-1, B-1                 34,851      6.09                 2,154
LIBOR Cap Agreements(3)                                              93
                                                              ---------

                                Total                           $14,520
                                                               ========


(1)  As of December 31, 1993.

(2) Equal to the outstanding principal balance of the securities, plus any unamortized premiums and net of any unamortized discounts at December 31, 1993.

(3) Equal to the outstanding principal balance of the securities, plus any unamortized premiums and net of any unamortized discounts, less the associated repurchase agreement borrowings at December 31, 1993.

(4) The Company has purchased various LIBOR cap agreements in regard to the repurchase borrowings on SMSC Series 1993-3, Series 1993-5 and Series 1993-9. Pursuant to the cap agreements, the Company will receive additional cash flows should six-month LIBOR increase above certain levels ranging from 6.58%-6.75%. The aggregate notional amount of these cap agreements was $16 million at December 31, 1993.

Other Mortgage Securities
(Dollars in thousands)

  Other Mortgage Securities are comprised of mortgage residual interests and mortgage derivative securities as set forth below.

Mortgage residual interests:
                       Type of               Weighted
                      Mortgage    Percent    Average Net     Net
Series               Collateral   Owned    Coupon Rate (1) Investment (2)

FNMA REMIC Trust
   1988-22             FNMA       40.00%        9.50%      $   1,691
LIBOR ARM Trust
  1991-19              Loans     100.00         5.60            298
LIBOR ARM Trust 1992-1 Loans     100.00         5.46            345
LIBOR ARM Trust 1992-4 Loans     100.00         5.51            382
ML Trust XI            FHLMC      49.00         8.50            780
RAC Four, Series 39    FHLMC      49.90        10.20            535
RAC Four, Series 62    GNMA       30.00        10.00            498
RAC Four, Series 73    GNMA       55.00        11.50          5,323
RAC Four, Series 74    GNMA       23.60        10.50          1,953
RAC Four, Series 75    GNMA       36.00         9.50          1,526
RAC Four, 22 Misc.
  Series               Various    Various      11.54            435
RMSC, Series 1991-7    Loans     100.00         6.01            448
RMSC, Series 1991-12   Loans     100.00         6.59             21
RMSC, Series 1991-15   Loans     100.00         6.67            108
RMSC, Series 1991-16   Loans     100.00         6.79             16
RMSC, Series 1991-17   Loans     100.00         5.62            101
Shearson Lehman,
  Series K             FNMA       50.00        10.00            314
LCPI                   Various   100.00         9.00          7,948
LIBOR Cap Agreements (3)                                        178
                                                            -------

          Total                                            $ 22,900
                                                           ========


- -------------------

(1) Based on the weighted average coupons of the underlying mortgage loans or mortgage certificates when the mortgage securities were issued and the current principal balances of such mortgage collateral. This information is presented as of December 31, 1993.

(2) Equal to the amortized cost of the mortgage residual interests as of December 31, 1993.

(3) The Company has purchased LIBOR cap agreements through June 1994 in regard to portions of the exposure to higher short-term interest rates of certain of the mortgage residual interests. These cap agreements reduce the Company's risk should one-month LIBOR exceed 8.50%. The aggregate notional amount of these cap agreements was $150 million at December 31, 1993.

Mortgage derivative securities:                 Weighted
                                       Type of  Average
                           Type of    Mortgage  Net Coupon      Net
Description           Securities (1) Collateral  Rate (2)   Investment (3)
- ------------          -------------  ---------- ----------  -------------

Chemical, Series 1988-4   I/O          Loans       9.82%     $     109
FNMA Trust 1              I/O          FNMA        9.00          5,539
FNMA Trust 29             I/O          GNMA        9.50          9,454
FNMA Trust 151            I/O          FNMA       10.00          1,835
Interest-only strips,
  various                 I/O          Loans      Various       10,295
LIBOR ARM Trust 1992-8,
   Class I                I/O          Loans       5.54            826
LIBOR ARM Trust 1992-9,
  Class I                 I/O          Loans       5.46            594
LIBOR ARM Trust 1992-10,
  Class I                 I/O          Loans       5.41            500
Principal-only strips,
 various                  P/O          Loans      Various        3,806
RMSC, Series 89-6, 6F     I/O          Loans      10.62            308
RMSC, Series 1989-7A, A-2 I/O          Loans      10.33             75
RMSC, Series 1989-7B, B-2 I/O          Loans      10.39            161
RMSC, Series 1991-14,
  Class 14-P              P/O          Loans       9.77            149
RMSC, Series 1991-16,
  Class I                 I/O          Loans       5.79            268
RMSC, Series 1991-20,
  Class P                 P/O          Loans       8.96            412
RMSC, Series 1992-2,
  Class P                 P/O          Loans       8.47             48
RMSC, Series 1992-18,
  Class P                 P/O          Loans       8.18            154
RMSC, Series 1992-18,
  Class X                 I/O          Loans       8.18          1,326
SMSC, Series 1992-1,
  Class I                 I/O          Loans       5.46            509
SMSC, Series 1992-2,
  Class I                 I/O          Loans       5.53            558
SMSC, Series 1992-3,
  Class I                 I/O          Loans       5.56            266
SMSC, Series 1992-4,
  Class I                 I/O          Loans       5.46            302
                                                                 ------

          Total                                               $ 37,494
                                                              =========

- -------------------

(1) I/O means an interest-only security; P/O means a principal-only security.

(2) Based on the weighted average coupons of the underlying mortgage loans or mortgage certificates when the mortgage securities were issued and the current principal balances of such mortgage collateral. This information is presented as of December 31, 1993.

(3) Equal to the amortized cost of the mortgage derivative securities as of December 31, 1993. The Company owned 100% of each such security, except for the FNMA Trusts.

Mortgage Warehouse Participations
(Dollars in thousands)

Description               Weighted Average Coupon (1) Net Investment (2)
- ------------              --------------------------  ------------------

Various Participations            5.2%                     $ 9,393

- ------------------

(1) Based upon the weighted average rate on each participation as of December 31, 1993.

(2) Equal to equity invested in mortgage warehouse participations as of December 31, 1993.




                          YIELD ON MORTGAGE INVESTMENTS

  This presentation contains an analysis of the yield sensitivity to different short-term interest rates and prepayment rates of the Company's Mortgage Investments (as described in the previous section) as of January 1, 1994. The Company utilizes this analysis in making decisions as to the cash flow characteristics of investments that the Company desires to create or acquire for its investment portfolio. The Company's investment strategy is to create a diversified portfolio of mortgage securities that in the aggregate generates stable income in a variety of interest rate and prepayment rate environments and preserves the capital base of the Company. Capitalized terms used herein and not defined within this section are defined in the glossary on page 15 of this Exhibit.

  This presentation does not reflect all of the Company's assets and liabilities (or income and expenses of such excluded assets or liabilities) nor any of the general and administrative expenses of the Company. This presentation also does not purport to reflect the liquidation or ongoing value of the Company's business or assets. The yield information presented herein is provided solely for analytical purposes. This presentation does not seek to predict, nor should it be interpreted as a prediction of, the actual present or future yield on such investments.

  The table below sets forth the estimated cash yields calculated on a semi-annual equivalent basis as of December 31, 1993 of the projected net cash flows on the Company's existing investment portfolio as set forth in "Mortgage Investments" above, based upon the current balances of the assets as of January 1, 1994, and upon assumptions set forth below on pages 10 through 14 for each of the respective cases. The most important of these assumptions are the prepayment rates applicable to each mortgage investment and the level of short-term interest rates.

               MORTGAGE INVESTMENTS YIELD SENSITIVITY ANALYSIS
               ------------------------------------------------
                      PRE-TAX YIELD ON INVESTMENT (%)

             Short-Term Interest Rate Assumption Case
             ----------------------------------------
Prepayment
 Assumption
Case     Case I   Case II  Case III  Case IV   Case V  Case VI  Case VII
- -----    ------   -------  --------  -------   ------  -------  --------


Case A   24.9%   23.3%     23.0%     21.6%     19.0%    16.1%     12.9%
Case B   26.2    24.6      24.3      23.0      20.4     17.6      14.6
Case C   27.6    26.0*     25.6      24.4      21.9     19.3      16.4
Case D   28.7    27.0      26.6      25.4      23.2     20.8      18.1
Case E   29.7    28.1      27.6      26.4      24.4     22.2      19.6
Case F   30.8    29.2      28.7      27.5      25.6     23.5      21.0
Case G   31.9    30.3      29.8      28.6      26.8     24.8      22.3

  The case most representative of short-term interest rates and prepayment rates as of January 1, 1994, is case C-II, represented by the "*." This "base case" is not in the center of the table due to the relatively low levels of short term interest rates and relatively high projected prepayment speeds as of December 31, 1993.

  The yields for each case expressed above are level yields relative to the Company's aggregate net investment of $225.1 million in the various listed mortgage investments as shown beginning on page 2. In addition to the foregoing, the projected yields assume that the Company is able to reinvest principal received on its investments at the same yield as the yield in each case; consequently, these yields do not purport to reflect the return when such reinvestment is not available.

  Such yields do not give effect to the operating expenses of the Company. These yields are also exclusive of the yields on mortgage assets of the Company not listed in "Mortgage Investments" above. In particular, the listed mortgage investments do not include (i) mortgage loans in warehouse, and (ii) certain adjustable-rate and fixed-rate mortgage securities. These securities are excluded in an amount equal to the discount which compensates the Company for certain risks on mortgage securities collateralized by mortgage loans for which mortgage pool insurance is used as the primary source of credit enhancement. There is no assurance that any particular yield actually will be obtained. Prepayment speeds may exceed those shown in the tables on pages 11 and 12 and/or short-term interest rates may exceed those shown in the table on page 13. If this happens, the portfolio yields may differ significantly from those shown below. Also, the table shows changes in short-term interest rates and prepayment rates occurring on a gradual basis over one year. If these factors change more rapidly, the portfolio yields may be significantly affected.

  The Company also calculates the MacCauley duration of the aggregate cash flows on its mortgage investments. The duration is 2.4 years in Case C-II, the base case, and ranges from a high of 4.4 years in Case G-VII to a low of 2.2 years in Case A-I.

  The assumptions that are set forth below detail certain information with respect to the mortgage investments as of December 31, 1993, or other dates as specified.

Factors Affecting Return

  The return on the Company's portfolio of investments will be affected by a number of factors. These include the rate of prepayments of the mortgage loans directly or indirectly securing the mortgage investments and the characteristics of the net cash flows available. Prepayments on mortgage loans commonly are measured by a prepayment standard or model. Two models are used herein. One such model which is used primarily for fixed-rate mortgage loans (the "PSA" prepayment assumption model) is based on an assumed rate of prepayment each month of the unpaid principal amount of a pool of new mortgage loans expressed on an annual basis. A prepayment assumption of 100 percent of the PSA assumes that each mortgage loan (regardless of interest rate, principal amount, original term to maturity or geographic location) prepays at an annual compounded rate of 0.2% of its outstanding principal balance in the first month after origination. The prepayment rate increases by an additional 0.2% per annum in each month thereafter until the thirtieth month after origination. In the thirtieth month and each month thereafter each mortgage loan prepays at a constant prepayment rate of 6% per annum.

  The other model used herein is the Constant Prepayment Rate ("CPR"), which is used primarily to model prepayments on adjustable-rate mortgage loans. CPR represents an assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans.
A prepayment assumption of 18% CPR assumes a rate of prepayment of the then outstanding principal balance of such mortgage loans in each month equal to 18% per annum.

  The Prepayment Assumption Model and CPR do not purport to be either an historical description of the prepayment experience of any pool of mortgage loans or a prediction of the anticipated rate of prepayment of any pool of mortgage loans, including mortgage loans underlying the mortgage investments. The actual prepayment rate of the mortgage loans will likely differ from the assumed prepayment rates.

  The rate of principal payments on a single-family pool of mortgage loans is influenced by a variety of economic, geographic, social and other factors. In general, however, mortgage loans are likely to be subject to relatively higher prepayment rates if prevailing long-term interest rates fall significantly below the interest rates on the mortgage loans. Conversely, the rate of prepayments would be expected to decrease if long-term interest rates rise above the interest rate on the mortgage loans. Other factors affecting prepayment of mortgage loans include changes in mortgagors' housing needs, job transfers, unemployment, mortgagors' net equity in the mortgaged properties, assumability of mortgage loans and servicing decisions.

  The terms of the multi-family mortgage loans that collateralize the multi-family investments prohibit the prepayment of principal during the lock-out period, a period generally equal to fifteen years after origination of the loan. Subsequent to the lock-out period, prepayments will be subject to a prepayment premium based on 1% of the remaining principal balance of the multi-family mortgage loan.

  The net cash flows on the Company's CMOs will be derived principally from the difference between (i) the cash flow from the collateral pledged to secure the CMO together with reinvestment income, and (ii) the amount required for payment on the CMOs together with related administrative expenses. Certain of the Company's other mortgage securities have similar net cash flow characteristics (collectively, net cash flow investments). Distributions of net cash flows on such net cash flow investments represent both income relative to the investment and a return of the principal invested.

Assumptions Employed in Projecting the Net Cash Flows

  In calculating the "Mortgage Investments Yield Sensitivity Analysis" above, the projected net cash flows on the Company's mortgage investments were calculated on the basis of the following:

(1) Prepayments on the mortgage loans underlying the mortgage investments (other than adjustable-rate mortgage securities) were projected to be received in proportion to the PSA model described in this report. Prepayments on the adjustable-rate mortgage securities were projected to be received in proportion to the CPR model described in this report.

  The tables below show the prepayment rate projections, expressed as a percentage of the PSA or CPR, on the mortgage loans underlying the mortgage investments in which the Company has an interest under the assumed Case A, Case B, Case C, Case D, Case E, Case F and Case G scenarios. Neither the prepayment projections used in this report nor any other prepayment model or projection purports to be a historical description of prepayment experience or a prediction of the anticipated rate of prepayment of any pool of mortgage loans. It is unlikely that actual prepayments on the mortgage collateral will conform to any of the projected prepayment rates shown in the table below. Prepayment rate projections for certain of the Company's smaller investments are not listed in the tables below.

  The prepayment rate for each type of mortgage loan is projected to begin at the prepayment rate used in Case C in the table below. For cases other than Case C, the applicable rate increases or decreases ratably over a one-year period to the prepayment rate set forth for the applicable case. The prepayment rates set forth in Case C are the average of the published estimates of projected prepayment rates of a number of major Wall Street firms, excluding the highest and lowest estimates, as published on Bloomberg on January 1, 1994. Cases A through B and Cases D through G represent the average of the prepayment estimates from two investment banking firms multiplied by the ratio of Case C and the average of the comparable prepayment estimates of the two investment banking firms.

PREPAYMENT ASSUMPTION TABLE
FIXED-RATE MORTGAGE LOANS OR CERTIFICATES

                      Pass
                      Through               Percentage of PSA
                             ------------------------------------------------
Mortgage
 Certificates  Rate (%)Case A Case B Case C* Case D  Case E Case F Case G
    GNMA Certif.    9.50    715    635    455      355    245    215    190
                   10.00    640    590    445      365    270    225    200
                   10.50    575    530    400      350    285    215    190
                   11.50    475    440    350      320    290    255    205

    FNMA Certif.    9.00    810    725    540      410    290    250    230
                    9.50    830    740    545      465    335    275    250
                   10.00    795    720    530      465    360    285    255

    FHLMC Certif.   8.50    700    635    475      315    235    210    200
                   10.00    770    705    530      470    370    305    225
                   10.25    735    680    510      460    380    305    230
                   10.50    700    655    495      445    390    310    230



Fixed-rate
  Mortgage Loans:
    MCA 1, Series 1         340    335     330     325    320    315    310
    RAC Four, Series 77     735    680     510     460    380    305    230
    RMSC, Series 1989-1A
  and 89-1B                 635    595     435     405    365    300    250
    RMSC, Series 1989-3A,
  and 89-3B                 635    595     435     405    365    300    250
    RMSC, Series 1989-4A
  and 89-4B                 715    660     495     445    380    290    220
    RMSC, Series 89-5       715    660     495     445    380    290    220
    RMSC, Series 89-6       715    660     495     445    380    290    220
    RMSC, Series 91-2**     435    370     300     235    170    100     70
    RMSC, Series 92-12      700    635     475     315    235    210    200

* Case C is the case most representative of projected prepayment speeds as of January 1, 1994. This is representative of the yield on a FNMA 30-year pass-through security of 6.75%. (Case A represents a FNMA pass-through yield of 4.75%, Case B 5.75%, Case D 7.75%, Case E 8.75%, Case F 9.75% and Case G 10.75%).

** The mortgage loans underlying the security become adjustable-rate in 1996-1998.

                     CONSTANT PREPAYMENT RATES (CPR) TABLE (%)
                ADJUSTABLE-RATE MORTGAGE LOANS OR CERTIFICATES

                    Case A Case B Case C*Case D Case E Case F Case G

FNMA Pools, Various  36    32        28    26    22      18     14
FHLMC Pools, Various 26    22        18    14    10       6      2
LIBOR ARM Trust
  1991-19            26    22        18    14    10       6      2
LIBOR ARM Trust
   1992-1            26    22        18    14    10       6      2
LIBOR ARM Trust
  1992-4             26    22        18    14    10       6      2
LIBOR ARM Trust
   1992-6            26    22        18    14    10       6      2
LIBOR ARM Trust
  1992-8             26    22        18    14    10       6      2
LIBOR ARM Trust
  1992-10            26    22        18    14    10       6      2
RMSC, AHF 1989-1     40    36        32    28    26      22     18
RMSC, Series 1991-5  26    22        18    14    10       6      2
RMSC, Series 1991-7  26    22        18    14    10       6      2
RMSC, Series 1991-11 26    22        18    14    10       6      2
RMSC, Series 1991-12 26    22        18    14    10       6      2
RMSC, Series 1991-15 26    22        18    14    10       6      2
RMSC, Series 1991-16 26    22        18    14    10       6      2
RMSC, Series 1991-17 26    22        18    14    10       6      2
RMSC, Series 1992-5  26    22        18    14    10       6      2
RTC M-1              15    13        10     7     5       5      5
RTC M-6              17    15        10     7     5       5      5
SMSC, Series 1992-4  26    22        18    14    10       6      2
SMSC, Series 1992-6  26    22        18    14    10       6      2
SMSC, Series 1993-1  26    22        18    14    10       6      2
SMSC, Series 1993-3**26    22        18    14    10       6      2
SMSC, Series 1993-5**26    22        18    14    10       6      2
SMSC, Series 1993-6  26    22        18    14    10       6      2
SMSC, Series 1993-7  26    22        18    14    10       6      2
SMSC, Series 1993-9**26    22        18    14    10       6      2
SMSC, Series 1993-11 26    22        18    14    10       6      2

- ------------------

*	Case C is the case most representative of projected prepayment speeds as of January 1, 1994.
**	The mortgage loans underlying these securities become adjustable-rate in 1995-1996.

(2) Principal and interest payments on the mortgage collateral was assumed to be received monthly with interest payments received in arrears.

(3) The LIBOR, commercial paper, COFI, 1 Yr-CMT, and reinvestment income rates are assumed to be as set forth in the table set forth below. The applicable rate is assumed to begin at the rate set forth in Case II in the table below. For cases other than Case II, the applicable rate increases or decreases ratably over a one-year period to the rate set forth for the applicable case. The rates set forth in Case II are representative of the rates as of January 1, 1994. Case I and Cases III through VII indicate rates decreasing or increasing, respectively, from the rates of Case II in equal steps each month over one year, to the rate indicated and continuing thereafter at that rate. According to the scheduled resets and subject to the periodic and lifetime caps, if applicable, the interest rates on the Company's adjustable-rate mortgage securities, in each case, reset at the defined margin relative to their respective indices.





                       SHORT TERM INTEREST RATE ASSUMPTIONS

               Case I Case II* Case III Case IV Case V Case VI Case VII

LIBOR
  One-month    2.250%   3.250%   4.250%  5.250%  6.250% 7.250%   8.250%
  Three-month  2.375    3.375    4.375   5.375   6.375  7.375    8.375
  Six-month    2.563    3.563    4.563   5.563   6.563  7.563    8.563
COFI           3.122    3.822    4.522   5.222   5.922  6.622    7.322
1 Yr-CMT       2.630    3.630    4.630   5.630   6.630  7.630    8.630
Reinvestment
 Rates         1.813    2.813    3.813    4.813  5.813  6.813    7.813

- -------------------


* Case II is the case most representative of short-term interest rates as of January 1, 1994.

(4) Principal and interest payments on each mortgage investment were assumed to be made in accordance with the terms for each such mortgage investment.

(5) It was assumed that no optional redemptions are exercised on any of the mortgage investments.

(6) Administrative fees for each series of mortgage securities have been calculated using the assumptions set forth in the prospectus relating to each such series. The administrative fee generally is based upon a fixed percentage of the principal amount of such mortgage securities outstanding.

(7) For the purposes of calculating the net cash flows on the adjustable-rate mortgage securities that are subject to repurchase borrowings, it was assumed that the repurchase borrowings were equal to 94% of the Company's cost basis in such adjustable-rate mortgage securities, and that such ratio would remain constant. Actual repurchase borrowings were greater on December 31, 1993 than the amount used for modeling. If the ratio that the Company was able to borrow were to decrease to a level below the 94% for adjustable-rate mortgage securities used in modeling due to either increases in short-term interest rates or other market conditions, the yield to the Company would be lower in each case.

(8) For purposes of calculating the net cash flows on the fixed-rate mortgage securities that are subject to repurchase borrowings, it was assumed that the repurchase borrowings were equal to 93.5% of the Company's basis in such fixed-rate mortgage securities, and that such ratio would remain constant. Actual repurchase borrowings were greater on December 31, 1993 than the amount used for modeling. If the ratio that the Company was able to borrow were to decrease to a level below the 93.5% for fixed-rate mortgage securities used in modeling due to either increases in short-term interest rates or other market conditions, the yield to the Company would be lower in each case.

(9) In modeling the mortgage warehouse participations, it was assumed that each participation had a remaining average life of one year and the spread between the weighted average coupon, associated costs and the commercial paper rate remained constant.

(10) No losses are projected on any mortgage loans owned by the Company or underlying any adjustable-rate mortgage security or other mortgage security that would not be covered by external sources of insurance or the Company's allowance for losses. Any losses not covered by such insurance or allowance would lower the yield in each case to the Company.



(11) While the cost of the LIBOR cap agreements has been added to the Company's investment in its portfolio, the projections do not include any benefit from them, as such caps are above the range of the short-term interest rate assumptions set forth on page 13.

(12) In modeling certain of the Company's smaller mortgage investments, the cash flows of the investments were modeled by substituting for the actual assets and liabilities a small number of representative assets or liabilities, the characteristics of which summarize the actual mortgage loans or mortgage securities and the related liabilities that comprise the investment.




                                 GLOSSARY


AHF - American Home Funding.
Adjustable-rate mortgage loan (ARM) - A mortgage loan that features adjustments of the loan interest rate at predetermined times based on an agreed margin to an established index. An ARM is usually subject to periodic and lifetime interest-rate and/or payment-rate caps.
Adjustable-rate mortgage securities - Mortgage certificates that represent the pass-through of principal and interest on adjustable-rate mortgage loans. Bloomberg - Bloomberg Business Services, Inc. information systems.
Chemical - Chemical Acceptance Corporation.
Citibank - Citibank, N.A., REMIC mortgage pass-through certificates.
COFI - Eleventh District Cost of Funds Index.
Collateralized Mortgage Obligations (CMOs) - Debt obligations (bonds) that are collateralized by mortgage loans or mortgage certificates. CMOs are structured so that principal and interest payments received on the collateral are sufficient to make principal and interest payments on the bonds. The bonds may be issued in one or more classes with specified interest rates and maturities which are designed for the investment objectives of different bond purchasers.
Company - Resource Mortgage Capital, Inc.
FHLMC - Federal Home Loan Mortgage Corporation.
Fixed-rate mortgage loan - A mortgage loan which features a fixed interest rate that does not change during the life of the loan, or does not change for at least one year from the date of the analysis.
FNMA - Federal National Mortgage Association.
FNMA Yield - FNMA 30-year mortgage certificate yield.
GAAP - Generally accepted accounting principles.
GNMA - Government National Mortgage Association.
LIBOR - The London Inter-Bank Offered Rate for overseas deposits of U.S. dollars. The LIBOR index generally follows the patterns of the short-term interest rate environment in the U.S. market.
Long-term interest rates - The interest rates applicable to debt securities with an average life of 10 years or more.
MCA 1 - Multi-family Capital Access One, Inc., a subsidiary of the Company
ML - Merrill Lynch

Mortgage certificates - Certificates which represent participation in pools of mortgage loans. The principal and interest payments on the mortgage loans are passed through to the certificate holders. GNMA, FNMA, or FHLMC may issue and guarantee the payment of principal and interest on mortgage certificates issued by them. Mortgage certificates may also be privately issued.
Mortgage derivative securities - Mortgage securities that generally have a market price that is substantially below or in excess of the principal balance of the underlying mortgage loans or mortgage certificates (e.g., a principal-only or interest-only security).
Mortgage loans - Mortgage loans secured by first liens on single-family residential properties.
Mortgage residual interests - An investment which entitles the Company to receive any excess cash flow on a pool of mortgage loans or mortgage certificates after payment of principal, interest and fees on the related mortgage securities.
Mortgage warehouse participations - A participation in a line of credit to a mortgage originator that is secured by recently originated mortgage loans that are in the process of being sold to permanent investors.
N/A - Not available.
1 Yr-CMT - One-year constant maturity treasury index.
Other mortgage securities - Mortgage derivative securities and mortgage residual interests.
Prepayment rates - Represent a measure as to how quickly the number of mortgage loans in a pool are prepaid-in-full.



RAC Four - Ryland Acceptance Corporation Four.
REMIC - A real estate mortgage investment conduit pursuant to the Internal Revenue Code of 1986, as amended.
RMSC - Ryland Mortgage Securities Corporation.
RTC - Resolution Trust Corporation
SMART - Structured Mortgage Asset Residential Trust.
SMSC - Saxon Mortgage Securities Corporation, an affiliate of the Company. Short-term interest rates - Short-term interest rates are the interest rates applicable to debt securities with an average life of six months or less.
16