Form 10-Q
period 1994-03-31
RESOURCE MORTGAGE CAPITAL INC/VA
filed 1994-05-16
CIK 826675

                              UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-Q


  //x//  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                   For the quarter ended March 31, 1994

 // // Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    Commission file number 1-9819




                  RESOURCE MORTGAGE CAPITAL, INC.
         (Exact name of registrant as specified in its charter)




                Virginia                              52-1549373
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)        Identification No.)

      10500 Little Patuxent Parkway, Columbia, Maryland     21044
      (Address of principal executive offices)           (Zip Code)

                             (410) 715-2000
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. //x// Yes / / No

On April 30, 1994, the registrant had 19,734,872 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.

                        RESOURCE MORTGAGE CAPITAL, INC.
                               FORM 10-Q

                                 INDEX






                                                       PAGE

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

                  Consolidated Balance Sheets at
                  March 31, 1994
and December 31, 1993                  3

Consolidated Statements of Operations
for the three months
ended March 31, 1994                   4

Consolidated Statement of Shareholders'
Equity for
the three months ended March 31, 1994  5

Consolidated Statements of Cash Flows
for the three months ended
March 31, 1994 and 1993                6

Notes to Consolidated Financial
Statements                             7

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations    9


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                       15

Item 2.  Changes in Securities                   15

Item 3.  Defaults Upon Senior Securities         15

Item 4.  Submission of Matters to a Vote of
         Security Holders                        15

Item 5.  Other Information                       15

Item 6.  Exhibits and Reports on Form 8-K        15


SIGNATURES                                       16

      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)
                                         March 31,      December 31,
                                            1994            1993
                                         ---------      ------------

ASSETS

Mortgage investments:
   Collateral for CMOs             $    390,093         $     434,698
   Adjustable-rate mortgage
    securities, net                   2,150,553             2,021,196
   Fixed-rate mortgage securities,
     net                                203,421               214,128
   Other mortgage securities             81,539                65,625
   Mortgage warehouse participations     94,591               156,688
                                    -----------          -------------
                                      2,920,197             2,892,335

Mortgage loans in warehouse             573,724               777,769
Cash                                      7,401                 1,549
Accrued interest receivable              13,468                13,466
Other assets                             19,111                41,643
                                    -----------          -------------
                                    $ 3,533,901           $ 3,726,762
                                    ===========           ============
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Collateralized mortgage
  obligations                      $    382,148          $   432,677
Repurchase agreements                 2,679,821            2,754,166
Notes payable                            57,271               87,451
Commercial paper                         86,615              148,672
Accrued interest payable                 11,375               14,695
Deferred income                          13,891               13,214
Other liabilities                        14,562               22,855
                                   ------------          ------------
                                      3,245,683            3,473,730
                                   ------------            ----------

SHAREHOLDERS' EQUITY

Common stock:  par value $.01 per share,
   50,000,000 shares authorized,
   19,619,145 and 19,331,932 issued
    and outstanding, respectively           196                  193
Additional paid-in capital              267,517              259,622
Net unrealized gain on available-
 for-sale mortgage investments           21,930                 -
Retained earnings (deficit)              (1,425 )             (6,783 )
                                     ------------          -----------
                                        288,218               253,032
                                     ------------          -----------
                                    $ 3,533,901           $ 3,726,762
                                    ============          ============

See notes to consolidated financial statements.

RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)          Three Months Ended
                                                        March 31,
                                                   1994           1993

Interest Income:
   Collateral for CMOs                          $ 8,539         $ 11,704
   Adjustable-rate mortgage securities           25,296           17,071
   Fixed-rate mortgage securities                 4,118            3,267
   Other mortgage investments                     2,428            1,740
   Mortgage warehouse participations              1,429            1,472
   Mortgage loans in warehouse                    9,485            4,549
                                               --------          -------
                                                 51,295           39,803
                                               --------          -------
Interest and CMO-related expense:
   Collateralized mortgage obligations:
      Interest                                    8,040         10,999
      Other                                         408            552
   Repurchase agreements                         26,883         14,431
   Notes payable                                    770          1,166
   Commercial paper                                 803            927
   Other                                          1,129          1,218
                                                -------           ------
                                                 38,033         29,293
                                                -------          ------

Net margin on mortgage assets                    13,262         10,510

Gain on sale of mortgage assets, net of
  associated costs                                6,841          5,059
Other income                                        229            189
General & administrative expenses                (4,832 )       (3,259)
                                                ---------       -------

Net income                                     $ 15,500       $ 12,499
                                               ========       ==========

Net income per share                           $   0.80       $   0.76
                                               ========       ==========

Weighted average number of common shares
  outstanding                                19,447,618     16,517,599
                                             ==========     ===========

See notes to consolidated financial statements.

RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENT OF                             Net
SHAREHOLDERS' EQUITY                              unrealized
(amounts in thousands except share data)            gain on
                                                   available-
                                       Additional  for-sale  Retained
                      Number of  Common  paid-in  mortgage  earnings
                shares  stock  capital  investments  (deficit)     Total

Balance at
 December 31, 1993
               19,331,932  $ 193  $ 259,622   $  -  $ (6,783) $ 253,032

Issuance of common
  stock, net      287,213      3      7,895      -      -         7,898
Net income -
 three months ended
  March 31, 1994
                     -        -        -         -    15,500     15,500
Net change in
 unrealized gain on
 available-for-sale
 mortgage
 investments         -        -        -       21,930    -       21,930
Dividends declared
 - $0.52 per share   -        -        -         -   (10,142)   (10,142)
                --------  -------  --------   ------- --------  --------

Balance at
 March 31, 1994
             19,619,145  $ 196  $ 267,517  $ 21,930  $ (1,425) $ 288,218
             ==========  =====  =========  ========  ========= =========




See notes to consolidated financial statements.

RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS                 Three Months Ended
(amounts in thousands)                                      March 31,

                                                         1994      1993
                                                         -----    ------
Operating activities:
 Net income                                       $   15,500  $   12,499
 Adjustments to reconcile net income to net
  cash used for operating activities:
 Amortization and depreciation                         1,343       1,391
 Net decrease (increase) in mortgage loans
  held for sale                                      200,554     (94,379)
 Net decrease (increase) in accrued interest,
   other payables and other assets                    20,251        (546)
 Net gain from sales of mortgage investments          (1,514)       (803)
 Other                                                    85        -
                                                   ----------  ----------
  Net cash provided by (used for)
  operating activities                               236,219     (81,838)
                                                   ----------  ----------

Investing activities:
    Collateral for CMOs:
 Principal payments on collateral                     48,501      49,505
 Net decrease in funds held by trustees                2,337      12,746
                                                   ---------    --------
                                                      50,838      62,251

 Purchase of other mortgage investments             (260,152)   (387,104)
 Payments on other mortgage investments              136,071      19,419
 Proceeds from sales of other mortgage investments    67,844     151,344
 Capital expenditures                                   (883)       (161)
                                                   ----------   ---------
  Net cash used for investing activities              (6,282)   (154,251)
                                                   ----------   ---------

Financing activities:
 Principal payments on CMOs                          (50,232)    (61,465)
 (Repayments of) proceeds from short-term
  borrowings, net                                   (166,583)    314,556
 Proceeds from stock offerings, net                    7,897         577
 Dividends paid                                      (15,167)    (18,165)
                                                    ---------   ---------
  Net cash provided by financing activities         (224,085)    235,503
                                                    ---------   ---------

Net increase (decrease) in cash                        5,852        (586)
Cash at beginning of period                            1,549       1,135
Cash at end of period                             $    7,401  $      549
                                                  =========== ===========


Cash paid for interest                            $   40,376  $   30,587
                                                  ==========  ===========

See notes to consolidated financial statements.

RESOURCE MORTGAGE CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1994
(amounts in thousands except share data)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
- ---------------------

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Resource Mortgage Capital, Inc., its wholly owned subsidiaries, and certain other entities. As used herein, the "Company" refers to Resource Mortgage Capital, Inc. ("RMC") and each of the entities that is consolidated with RMC for financial reporting purposes. The Company's mortgage loan purchase program is operated by a taxable corporation that is consolidated with RMC for financial reporting purposes, but is not consolidated for income tax purposes. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at March 31 1994, the Consolidated Statements of Operations for the three months ended March 31, 1994 and 1993, the Consolidated Statement of Stockholders' Equity for the three months ended March 31, 1994, the Consolidated Statements of Cash Flows for the three months ended March 31, 1994 and 1993 and related notes are unaudited. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1993.

NOTE 2--MORTGAGE LOANS IN WAREHOUSE AND SECURITIZATION ACTIVITY

The Company purchases and originates fixed-rate and adjustable-rate loans secured by first mortgages or first deeds of trust on single-family attached or detached residential properties and originates fixed-rate loans secured by first mortgages or deeds of trust on multi-family residential properties. The Company funded mortgage loans with an aggregate principal balance of $952,894 during the three months ended March 31, 1994. During this period, the Company sold mortgage loans with an aggregate principal balance of $1,155,432, primarily as collateral for mortgage securities.

In the three months ended March 31, 1994, the Company recognized net gains of $5,327 on securitizations and sales of mortgage loans. Additionally, during the three months ended March 31, 1994, the Company deferred gains of $1,530 related to securitization and sales of adjustable-rate mortgage loans that are convertible to a fixed rate. The deferred gain will be recognized as income over the five year optional conversion period. The recognized gain and deferred gain are net of related taxes totaling $459 for the three months ended March 31, 1994.

NOTE 3--AVAILABLE-FOR-SALE MORTGAGE INVESTMENTS

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement requires that investments in debt and equity securities be classified as either held-to-maturity securities, trading securities, or available-for-sale securities. Held-to-maturity securities are defined as securities that the Company has the positive intent and ability to hold to maturity and are measured at amortized cost. Trading securities are defined as securities that are bought and held principally for the purpose of selling in the near term and are measured at fair value, with unrealized gains and losses included in earnings. Securities not classified as either held-to-maturity securities or trading securities are deemed to be available-for sale securities and are measured at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.
The Company has classified all of its mortgage investments as available-for-sale securities.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
         RESULTS OF OPERATIONS

  Resource Mortgage Capital, Inc. (the "Company") operates mortgage conduits and invests in a portfolio of residential mortgage securities. The Company's primary strategy is to use its mortgage conduit operations, which involve the purchase and securitization of residential mortgage loans, to create investments for its portfolio. The Company's principal sources of income are net interest income on its investment portfolio, gains on the securitization and sale of mortgage loans and the interest spread realized while the mortgage loans are being accumulated for securitization.

  In recent periods, the Company's results have improved primarily from an increase in the net margin on its mortgage assets. This increase in net margin resulted primarily from the addition to the Company's portfolio of investments created by the Company's mortgage conduit operations. Lower overall mortgage loan originations in the market are anticipated for 1994 as compared to 1993 as a result of the recent increase in mortgage loan interest rates and the resulting decrease in mortgage loan refinancings. The Company expects that new loan products and other lines of business will reduce the impact on the Company of the overall lower level of mortgage loan originations in the market.

                            Results of Operations

                                             Three Months Ended
(amounts in thousands except per share            March 31,
                                      ------------------------------
 information)                           1994                   1993
                                        ----                   ----

Net margin on mortgage assets        $ 13,262              $ 10,510
Net gain on sale of mortgage assets     6,841                 5,059
Net income                             15,500                12,499
Net income per share                     0.80                  0.76

Principal balance of
  mortgage loans funded               952,894               863,585


Three Months Ended March 31, 1994 Compared to Three Months Ended March
31, 1993
- ------------------------------------------------------------------------
   The increase in the Company's earnings during the first three months of 1994 as compared to the same period in 1993 is primarily the result of the increase in net margin on mortgage assets and the increase in the net gain on sale of mortgage assets. The increase in earnings was partially offset by an increase in general and administrative expenses.

  The net margin on mortgage assets increased to $13.3 million for the three months ended March 31, 1994 from $10.5 million for the three months ended March 31, 1993. This increase resulted primarily from the overall growth of the portfolio partially offset by a decrease in the net interest spread on the portfolio.

  The gain on sale of mortgage assets increased to $6.8 million for the three months ended March 31, 1994 from $5.1 million for the three months ended March 31, 1993. This increase resulted from (i) an increase in the gain on securitizations and sales of mortgage loans and the (ii) an increase in the gain on sale of mortgage assets from the Company's portfolio. As part of its ongoing portfolio management strategy, from time to time the Company may sell mortgage assets from its portfolio.

  The Company incurred $4.8 million of general and administrative expenses for the three months ended March 31, 1994 as compared with $3.3 million during the three months ended March 31, 1993. The increase in general and administrative expenses is due primarily to the growth of the underwriting and risk management departments in late 1993.

  The following tables summarize the average balances of the Company's interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

Average Balances and Effective Interest Rates
- ---------------------------------------------

                                   Three Months Ended March 31,
                                   ----------------------------
(amounts in thousands)               1994                     1993
                               Average  Effective        Average  Effective
                               Balance  Rate             Balance  Rate
                              --------  ---------       --------  ----------


Interest-earning
  assets : (1)
   Collateral for CMOs (2)  $  384,179    8.89 %      $  505,092    9.27 %
   Adjustable-rate mortgage
    securities               2,126,564    4.76         1,314,080    5.20
   Fixed-rate mortgage
    securities                 209,951    7.85           167,423    7.81
  Other mortgage
    securities                  74,841   12.97            36,097   19.28
   Mortgage warehouse
    participations             103,456    5.53           118,405    4.97
                            ----------   -----         ---------   -----
       Total portfolio
       -related assets       2,898,991    5.77         2,141,097    6.59
   Mortgage loans in
    warehouse                  650,776    5.83           263,620    6.90
                            ----------   -----         ---------   -----
       Total interest
       -earning assets     $ 3,549,767    5.78 %     $ 2,404,717    6.62 %
                            ==========   =====         =========   =====

Interest-bearing liabilities:

  Portfolio-related
  liabilities:
   CMOs                   $   394,540    8.15 %     $   514,282    8.55 %
   Repurchase agreements:
    Adjustable-rate
     mortgage securities    2,055,643    3.62         1,215,304    3.68
    Fixed-rate mortgage
     securities               197,114    5.19           151,475    4.29
    Other mortgage securities  11,214    3.71             6,652    3.85
   Commercial paper            96,732    3.32           112,972    3.28
                            ---------   -----         ---------   -----
  Total portfolio
  -related liabilities      2,755,243    4.37         2,000,685    4.96

  Warehouse-related
  liabilities:
   Repurchase agreements      508,760    4.41           136,356    4.60
   Notes payable               51,098    6.03            79,948    5.83
                            ---------   -----         ---------   -----
  Total warehouse
  -related liabilities        559,858    4.56           216,304    5.06
                            ---------   -----         ---------   -----
  Total interest-bearing
  liabilities             $ 3,315,101    4.40 %     $ 2,216,989    4.97 %
                            =========   =====         =========    ====
Net interest spread                      1.38 %                    1.65 %
                                        =====                      ====
Net yield on average
interest earning assets                  1.67 %                    2.04 %
                                        =====                     =====

- ------------------
(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $12,632 and $20,841 for the three months ended March 31, 1994 and March 31, 1993, respectively.

  The decrease in net interest spread is primarily the result of the decrease in the spread on adjustable-rate mortgage securities. The decrease in the spread on adjustable-rate mortgage securities resulted from securities retained in the portfolio during late 1993 and early 1994 with low initial pass-through rates (i.e., a "teaser rate"). The spread on these securities may increase as the mortgage loans underlying these securities reset to a level where the interest rate is not teased. Conversely, the spread on these securities could decrease further should the rates on the related repurchase borrowings increase faster than the interest rates reset on these securities.

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

Three Months Ended March 31, 1994 Compared to Three Months Ended March
31, 1993
- ------------------------------------------------------------------------
    The size of the Company's portfolio of mortgage investments at March 31, 1994 has increased as compared to March 31, 1993, through the addition of investments created through the Company's conduit operations and the purchase of mortgage investments. During the three months ended March 31, 1994, the Company added approximately $204.6 million principal amount of adjustable-rate mortgage securities, $8.8 million principal amount of fixed-rate mortgage securities and $0.5 million of other mortgage securities to its portfolio through its conduit operations.
Also during the three months ended March 31, 1994, the Company purchased approximately $17.5 million principal amount of adjustable-rate mortgage securities, $10.7 million principal amount of fixed-rate mortgage securities and $16.0 million of other mortgage securities for its portfolio. A portion of these securities were financed through repurchase agreements with investment banking firms. Additionally, during the three months ended March 31, 1994, the Company sold $55.5 million principal amount of adjustable-rate securities and $5.7 million of other mortgage securities from its portfolio. During the three months ended March 31, 1993, the Company sold $150.4 million principal amount of fixed-rate mortgage securities from its portfolio. The
Company realized net gains of $1.5 million and $0.8 million on the sale of mortgage securities for the three months ended March 31, 1994 and 1993.

  The net margin on the Company's portfolio of mortgage investments increased to $10.1 million for the three months ended March 31, 1994 from $8.7 million for the three months ended March 31, 1993. This increase resulted from the overall growth of mortgage assets partially offset by a decrease in the net interest spread on the portfolio.

  The Company funds mortgage warehouse lines of credit to various mortgage companies, either through the purchase of a participation in such lines of credit, or a direct loan (collectively "lines of credit"). The Company's obligations under such lines of credit are funded primarily by sales of commercial paper. An agreement with a bond guarantor and a syndicate of commercial banks provides 100% credit and liquidity support for the commercial paper and for the Company's obligations under such lines of credit. As of March 31, 1994, the Company had $185.0 million of such lines of credit and had advanced $94.6 million pursuant to such lines of credit. Under the Company's liquidity agreement, which terminates on May 9, 1995, such lines of credit are limited to $250 million.

                            Mortgage Operations

  The Company acts primarily as an intermediary between the originators of mortgage loans and the permanent investors in the mortgage loans or the mortgage-related securities backed by such mortgage loans. The Company also originates multi-family mortgage loans and recently began to originate single family mortgage loans.
      Single-family Mortgage Operations

  Through its single-family mortgage operations, the Company purchases mortgage loans from approved sellers, primarily mortgage companies, savings and loan associations and commercial banks and, beginning in 1994, originates mortgage loans directly. When a sufficient volume of mortgage loans is accumulated, the Company sells or securitizes these mortgage loans through the issuance of CMOs or pass-through securities. During the accumulation period, the Company finances its purchases of mortgage loans through warehouse lines of credit or through repurchase agreements.

The following table summarizes single-family activity for the three months ended March 31, 1994 and 1993.

                                            Three Months Ended
                                                  March 31,
(amounts in thousands)                        1994        1993
                                              -----       -----

Principal amount of loans funded        $   952,894     $ 832,933
Principal amount securitized or sold      1,155,432       768,105
Investments added to portfolio from the
  single-family  conduit, net of
   associated borrowings                     19,837        16,028

Three Months Ended March 31, 1994 Compared to Three Months Ended March
31, 1993
- ------------------------------------------------------------------------
The increase in the funding volume of single-family loans for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 reflects the success of new loan programs introduced by the Company during 1993. The gain on securitizations and sales of mortgage loans increased to $5.3 million for the three months ended March 31, 1994 from $4.3 million for the three months ended March 31, 1993. This increase was primarily the result of the increased volume of mortgage loans securitized or sold during the period.

  During the first quarter of 1994, the Company began originating certain single-family mortgage loans through a network of mortgage brokers. The Company also plans to develop a mortgage servicing capability during 1994 for these mortgage loans. The Company will have complete control over the entire mortgage process on these loans, from underwriting and origination to accumulation and securitization.

Multi-family Mortgage Operations

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

  At March 31, 1994, mortgage loans in warehouse included multi-family mortgage loans with an aggregate principal balance of $11.2 million and the Company had commitments outstanding to fund an additional $26.1 million in such mortgage loans.

                             Other Matters

  The Company has limited exposure to losses due to fraud resulting from the origination of a mortgage loan. The Company has established a loss allowance for such losses. An estimate for such losses is made at the time loans are sold or securitized, and the loss allowance is adjusted accordingly. This estimate is based on management's judgement and the allowance is evaluated periodically. At March 31, 1994 the allowance totaled $5.5 million and was included in other liabilities.

  The Company is exposed to losses to the extent that mortgage loans which were in warehouse at the time of the January 1994 earthquake in the Los Angeles area are secured by properties that were damaged as a result of the earthquake. The Company does not expect that any losses due to this earthquake will have a material effect on its financial position or results of operations.

  The Company and its qualified REIT subsidiaries (collectively "Resource REIT") have elected to be treated as a real estate investment trust for federal income tax purposes, and therefore is required to distribute annually substantially all of its taxable income. Resource REIT estimates that its taxable income for the three months ended March 31, 1994 was approximately $16.3 million. Taxable income differs from the financial statement net income which is determined in accordance with generally accepted accounting principles.

                    Liquidity and Capital Resources

  The Company uses its cash flow from operations, issuance of CMOs or pass-through securities, other borrowings and capital resources to meet its working capital needs. Based on prior experience, the Company believes that the cash flow from its portfolio and borrowing arrangements provide sufficient liquidity for the conduct of its operations.

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

  The Company borrows funds on a short-term basis to support the accumulation of mortgage loans prior to the sale of such mortgage loans or the issuance of mortgage securities. These short-term borrowings consist of the Company's warehouse lines of credit and repurchase agreements and are paid down as the Company securitizes or sells mortgage loans. The Company had a $150 million credit facility, which also allows the Company to borrow up to $30 million on an unsecured basis for working capital purposes. This credit facility expires in February 1995. The Company presently has revolving committed repurchase agreements of $300 million and $100 million maturing on June 25, 1994 and September 12, 1994, respectively. The Company has arranged separate financing for the origination of multi-family mortgage loans for up to $75 million. The Company expects that these credit facilities will be renewed if necessary, at their respective expiration dates, although there can be no assurance of such renewal. At March 31, 1994 the Company had borrowed $481.2 million under these credit facilities. The lines of credit contain certain financial covenants which the Company met as of March 31, 1994. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

  The Company finances adjustable-rate mortgage securities and certain other mortgage assets through repurchase agreements. Repurchase agreements allow the Company to sell mortgage assets for cash together with a simultaneous agreement to repurchase the same mortgage assets on a specified date for an increased price, which is equal to the original sales price plus an interest component. At March 31, 1994, the Company had outstanding obligations of $2.3 billion under such repurchase agreements, of which $2.1 billion, $196.1 million and $8.4 million were secured by adjustable-rate mortgage securities, fixed-rate mortgage securities and other mortgage securities, respectively. Increases in either short-term interest rates or long-term interest rates could negatively impact the valuation of these mortgage assets and may limit the Company's borrowing ability or cause various lenders to initiate margin calls. Additionally, certain of the Company's adjustable-rate mortgage securities are AA rated classes that are subordinate to related AAA rated classes from the same series of securities. Such AA rated classes have less liquidity than securities that are not subordinated, and the value of such classes is more dependent on the credit rating of the related mortgage pool insurer or the credit performance of the underlying mortgage loans. As a result of either changes in interest rates, a downgrade of a mortgage pool insurer, or the deterioration of the credit quality of the underlying mortgage collateral, the Company may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses.

  The Company issues asset-backed commercial paper to support its funding of mortgage warehouse lines of credit. An agreement with a consortium of commercial banks provides 100% liquidity support for the commercial paper and for the Company's obligation to fund on such lines of credit. Based on such liquidity support, the Company's commercial paper has been rated in the highest category by two nationally recognized rating agencies.

  A substantial portion of the assets of the Company are pledged to secure indebtedness incurred by the Company. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of the Company in the event of the Company's liquidation, except to the extent that the value of such assets exceeds the amount of the indebtedness they secure.

  The REIT provisions of the Internal Revenue Code require Resource REIT to distribute to shareholders substantially all of its taxable income, thereby restricting its ability to retain earnings. The Company may issue additional common stock or other securities in the future in order to fund growth in its operations, growth in its portfolio of mortgage investments, or for other purposes.

  During the quarter ended March 31, 1994 the Company issued 287,213 additional shares of common stock through its Dividend Reinvestment Plan. Total net proceeds of $7.9 million were used for general corporate purposes.

                           Subsequent Events

  The rapid increase in market interest rates since May 5, 1994, may adversely impact both the Company's net margin income during the remainder of 1994 and the Company's volume of mortgage loans funded. In particular, the interest rates that the Company pays under its various borrowing arrangements may increase faster than the interest rates the Company earns on its adjustable-rate mortgage securities or mortgage loans in warehouse. Additionally, the increase in mortgage interest rates will reduce overall mortgage origination activity in the market, which may reduce the Company's ability to purchase or originate mortgage loans at a volume level consistent with the $4.0 billion funded during 1993. To the extent that the Company experiences a lower net margin and a lower volume of mortgage loans funded, the Company would likely have lower income on a quarterly basis during the remainder of 1994 than during the first quarter of 1994. Because the Company's dividend is based on taxable income and the Company had a taxable income carryover of $0.45 per share from 1993, the Company believes that a temporary reduction in earnings would not necessitate a reduction in the current dividend level.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
In March 1993, the Company was notified by the Securities and Exchange Commission (the "Commission") that a formal order of investigation had been issued to review trading activity in the Company's stock during April and May of 1992. In this regard, the Company and certain of its officers and directors have produced documents and testified before the staff of the Commission. The Company and the subpoenaed officers and directors are complying with the requests of the Commission. Based on information available to the Company, and upon advice of counsel, management does not believe that the investigation will result in any action that will have a material adverse impact on the Company.


Item 2.  Changes in Securities
Not applicable

Item 3.  Defaults Upon Senior Securities
Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
             99.1  Analysis of Projected Yield.

    (b)  Reports on Form 8-K
         None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              RESOURCE MORTGAGE CAPITAL, INC.


                              By: -------------------------------
                                 Thomas H. Potts, President
                                 (authorized officer of registrant)





                                -------------------------------
                                Lynn K. Geurin, Executive Vice
                                President and Chief Financial Officer
                               (principal accounting officer)

Dated:  May 16, 1994