Form 10-Q
period 1994-06-30
RESOURCE MORTGAGE CAPITAL INC/VA
filed 1994-08-15
CIK 826675

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q

  //xx//  Quarterly Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

                       For the quarter ended June 30, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. //xx//
Yes   //  //No

On July 31, 1994, the registrant had 20,055,888 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.




                        RESOURCE MORTGAGE CAPITAL, INC.
                                FORM 10-Q

                                  INDEX






                                                        PAGE
                                                       ------

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

Consolidated Balance Sheets at June 30, 1994
and December 31, 1993                              3

Consolidated Statements of Operations for the three
months ended and the six months ended
June 30, 1994 and 1993                             4

Consolidated Statement of Shareholders'
Equity for the six months ended June 30, 1994      5

Consolidated Statements of Cash Flows for
the six months ended June 30, 1994 and
1993                                               6

Notes to Consolidated Financial Statements         7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      9


PART II   OTHER INFORMATION

Item 1.  Legal Proceedings                                 15

Item 2.  Changes in Securities                             15

Item 3.  Defaults Upon Senior Securities                   15

Item 4.  Submission of Matters to a Vote of Security
         Holders                                           15

Item 5.   Other Information                                15

Item 6.  Exhibits and Reports on Form 8-K                  15


SIGNATURES                                                 16



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)
                                              June 30,  December 31,
                                               1994         1993
                                              -------   -----------
ASSETS

Mortgage investments:
  Collateral for CMOs                     $   388,610     $   434,698
  Adjustable-rate mortgage securities, net  2,381,504       2,021,196
  Fixed-rate mortgage securities, net         203,925         214,128
  Other mortgage securities                    63,507          65,625
  Mortgage warehouse participations            61,677         156,688
                                            ---------       ---------
                                            3,099,223       2,892,335

Mortgage loans in warehouse                   286,342         777,769
Cash                                            8,855           1,549
Accrued interest receivable                    15,058          13,466
Other assets                                   17,817          41,643
                                             --------        --------
                                          $ 3,427,295     $ 3,726,762
                                           ==========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Collateralized mortgage obligations      $    377,699     $   432,677
Repurchase agreements                       2,622,359       2,754,166
Notes payable                                  61,909          87,451
Commercial paper                               58,376         148,672
Accrued interest payable                       11,340          14,695
Deferred income                                13,829          13,214
Other liabilities                              14,500          22,855
                                              -------         -------
                                            3,160,012       3,473,730
                                            ---------       ---------
SHAREHOLDERS' EQUITY

Common stock:  par value $.01 per share,
  50,000,000 shares authorized, 20,040,552
  and 19,331,932 issued and outstanding,
  respectively                                   200              193
Additional paid-in capital                   278,598          259,622
Net unrealized loss on available-for-sale
  mortgage investments                       (10,060)            -
Retained earnings (deficit)                   (1,455)          (6,783)
                                             --------          -------
                                             267,283          253,032
                                             --------         --------
                                         $ 3,427,295      $ 3,726,762
                                         ===========      ===========

See notes to consolidated financial statements.



RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)
                                 Three Months Ended   Six Months Ended
                                       June 30,           June 30,
                                   1994      1993      1994    1993
                                   ----      ----      ----    ----

Interest Income:
  Collateral for CMOs          $ 8,270   $ 10,436  $ 16,809  $ 22,139
  Adjustable-rate mortgage
   securities                   26,355     18,637    51,651    35,709
  Fixed-rate mortgage securities 3,589      3,400     7,707     6,667
  Other mortgage investments     3,502      1,831     5,930     3,571
  Mortgage warehouse
    participations               1,343        946     2,772     2,418
  Mortgage loans in warehouse    8,673      5,279    18,158     9,828
                                 ------      ------   ------   -------
                                51,732     40,529   103,027    80,332
                                 ------    --------  --------   ------
Interest and CMO-related expense:
  Collateralized mortgage obligations:
   Interest                      7,743      9,835    15,783    20,834
   Other                           352        543       760     1,095
  Repurchase agreements         28,759     16,518    55,642    30,949
  Notes payable                  1,411      1,341     2,181     2,506
  Commercial paper                 779        580     1,582     1,507
  Other                          1,127      1,118     2,256     2,337
                                40,171     29,935    78,204    59,228

Net margin on mortgage assets   11,561     10,594    24,823    21,104

Valuation adjustments on
  mortgage assets                 -        (1,000)     -       (1,000)
Gain on sale of mortgage assets,
  net of associated costs        9,718      5,820   16,559     10,880
Other income                       391        102      620        292
General & administrative
  expenses                      (6,301)    (2,958) (11,133)    (6,218)
                                -------   -------    --------- -------

Net income                    $ 15,369   $ 12,558 $ 30,869   $ 25,058
                               ========   ========   ========  ========

Net income per share          $   0.78   $   0.76 $   1.58   $   1.52
                               =========  =======    =======   ========

Weighted average number of
 common shares outstanding  19,750,225 16,536,103 19,599,758 16,526,882
                            ========== ==========  ========== ==========

See notes to consolidated financial statements.



RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENT OF                     Net
SHAREHOLDERS' EQUITY                         unrealized
(amounts in thousands except share data)     loss on
                                             available-
                                 Additional  for-sale   Retained
              Number of  Common  paid-in     mortgage   earnings
              shares     stock  capital    investments  (deficit)  Total
              --------   ------  --------- -----------   --------  -----

Balance at
 December 31,
 1993      19,331,932  $ 193  $ 259,622    $  -     $ (6,783)$ 253,032

Issuance of
 common stock,
 net          708,620      7     18,976       -         -        18,983
Net income -
 six months
 ended
 June 30,
 1994
                -        -        -           -       30,869     30,869
Net change
 in unrealized
 loss on
 available-
 for-sale
 mortgage
 investments
               -         -          -     (10,060)      -       (10,060)

Dividends
  declared -
  $1.56 per
  share        -         -         -           -      (25,541)  (25,541)
             -------  ------     -------   ---------  -------  --------

Balance at
 June 30,
 1994      20,040,552  $ 200  $ 278,598   $ (10,060) $ (1,455)$ 267,283
          ==========   =====  =========   ==========  ========  ========




See notes to consolidated financial statements.




RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS         Six months Ended
(amounts in thousands)                            June 30,

                                                1994      1993
                                                -----     -----

Operating activities:
 Net income                                 $   30,869  $   25,058
 Adjustments to reconcile net income to
  net cash used for operating activities:
   Amortization and depreciation                 3,241       3,675
   Net decrease (increase) in mortgage loans
   held for sale                               487,936    (197,734)
   Net decrease in accrued interest, other
   payables and other assets                    18,831          91
   Net gain from sales of mortgage investments  (4,474)     (1,211)
   Other                                          (149)      2,601
                                                -------    --------
  Net cash provided by
  (used for) operating activities              536,214    (167,520)
                                               --------   ---------

Investing activities:
    Collateral for CMOs:
 Principal payments on collateral               81,657     106,413
 Net decrease in funds held by trustees          9,466       9,416
                                                ------    ---------
                                                91,123     115,829

 Purchase of CMOs, net                          (1,651)       -
 Purchase of other mortgage investments       (613,170)   (578,315)
 Payments on other mortgage investments        261,231      52,834
 Proceeds from sales of other mortgage
  investments                                   83,664     188,600
 Capital expenditures                           (1,134)       (227)
                                              ---------  ----------
  Net cash used for investing activities      (179,937)   (221,279)
                                              --------   ----------



Financing activities:
 Principal payments on CMOs                    (89,741)   (114,400)
 (Repayments of) proceeds from short-term
   borrowings, net                            (247,645)    533,767
 Proceeds from stock offerings, net             18,983       1,057
 Dividends paid                                (30,568)    (30,566)
                                               --------   ---------
  Net cash (used for) provided by
  financing activities                        (348,971)    389,858
                                              ---------   ---------

Net increase in cash                             7,306       1,059
Cash at beginning of period                      1,549       1,135
                                              ---------   ---------
Cash at end of period                       $    8,855   $   2,194
                                            ==========   ==========



See notes to consolidated financial statements.




RESOURCE MORTGAGE CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1994
(amounts in thousands except share data)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
- ---------------------

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Resource Mortgage Capital, Inc., its wholly owned subsidiaries, and certain other entities. As used herein, the "Company" refers to Resource Mortgage Capital, Inc. ("RMC") and each of the entities that is consolidated with RMC for financial reporting purposes. A portion of the Company's mortgage operations are operated by a taxable corporation that is consolidated with RMC for financial reporting purposes, but is not consolidated for income tax purposes. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at June 30, 1994, the Consolidated Statements of Operations for the three months and the six months ended June 30, 1994 and 1993, the Consolidated Statement of Stockholders' Equity for the six months ended June 30, 1994, the Consolidated Statements of Cash Flows for the six months ended June 30, 1994 and 1993 and related notes are unaudited. Operating results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1993.

NOTE 2--MORTGAGE LOANS IN WAREHOUSE AND SECURITIZATION ACTIVITY

The Company purchases and originates fixed-rate and adjustable-rate loans secured by first mortgages or first deeds of trust on single-family attached or detached residential properties and originates fixed-rate loans secured by first mortgages or deeds of trust on multi-family residential properties. The Company funded mortgage loans with an aggregate principal balance of $1,839,864 during the six months ended June 30, 1994. During this period, the Company sold or securitized mortgage loans with an aggregate principal balance of $2,351,345.

In the six months ended June 30, 1994, the Company recognized net gains of $12,085 on securitizations and sales of mortgage loans. Additionally, during the six months ended June 30, 1994, the Company deferred gains of $2,491 related to securitization and sales of adjustable-rate mortgage loans that are convertible to a fixed rate. The deferred gain will be recognized as income over the five year optional conversion period. The recognized gain and deferred gain are net of taxes totaling $1,408 for the six months ended June 30, 1994.



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


NOTE 4--SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

                                        Six months ended June 30,
                                           1994           1993
                                           -----          -----

Cash paid for interest                  $ 40,376       $ 56,587
                                        ========       ========

Supplemental disclosure of non-cash
  activities:
    Purchase of collateral for CMOs    $ (37,253)      $   -
    Assumption of CMOs                    35,602           -
                                       ---------       ---------
    Purchase of CMOs, net              $  (1,651)      $   -
                                       ===========    ===========




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

  In recent periods, the Company's net income improved primarily from an increase in the net margin on its mortgage assets and an increase in the gain on sale of mortgage assets. The increase in net margin resulted primarily from the addition to the Company's portfolio of investments created by the Company's mortgage conduit operations. However, during the first six months of 1994, this increase was partially offset by a decrease in the net interest spread earned on the adjustable-rate mortgage securities in the rising interest rate environment. Lower overall mortgage loan originations in the market are anticipated for 1994 as compared to 1993 as a result of this recent increase in mortgage loan interest rates and the resulting decrease in mortgage loan refinancings. This lower anticipated volume is expected to reduce the gain on sale of mortgage assets during the second six months of 1994 relative to the first six months of 1994.

                           Results of Operations

                           Three Months Ended       Six Months Ended
(amounts in thousands
 except per share             June 30,                  June 30,
                           -----------------       -----------------
 information)                1994  1993               1994  1993
                            -----  -----              -----  ------

Net margin on mortgage
 assets                  $ 11,561  $ 10,594       $ 24,823  $ 21,104
Net gain on sale of
  mortgage assets           9,718     5,820         16,559    10,880
General and administrative
  expenses                  6,301     2,958         11,133     6,218
Net income                 15,369    12,558         30,869    25,058
Net income per share         0.78      0.76           1.58      1.52

Principal balance of
  mortgage loans funded   886,970   847,958      1,839,864 1,711,544

Three Months and Six Months Ended June 30, 1994 Compared to Three Months and Six Months Ended June 30, 1993
- ------------------------------------------------------------------------
The increase in the Company's earnings during the first six months of 1994 as compared to the same period in 1993 is primarily the result of the increase in net margin on mortgage assets and the increase in the net gain on sale of mortgage assets. The increase in the Company's earnings for the three months ended June 30, 1994 as compared to the same period in 1993 can be attributed primarily to the same factors discussed in the comparison of the six months ended June 30, 1994 to the same period in 1993.

  The net margin on mortgage assets increased to $24.8 million for the six months ended June 30, 1994 from $21.1 million for the six months ended June 30, 1993. This increase resulted primarily from the overall growth of the portfolio partially offset by a decrease in the net interest spread on the portfolio from 1.61% for the six months ended June 30, 1993 to 1.27% for the six months ended June 30, 1994.

  The gain on sale of mortgage assets increased to $16.6 million for the six months ended June 30, 1994 from $10.9 million for the six months ended June 30, 1993. This increase resulted from (i) an increase in the gain on securitizations and sales of mortgage loans and the (ii) an increase in the gain on sale of mortgage assets from the Company's portfolio. As part of its ongoing portfolio management strategy, from time to time the Company may sell mortgage assets from its portfolio.

  The increase in earnings was partially offset by an increase in general and administrative expenses. The Company incurred $11.1 million of general and administrative expenses for the six months ended June 30, 1994 as compared with $6.2 million during the six months ended June 30, 1993. The increase in general and administrative expenses is due primarily to the development of the Company's mortgage loan origination capabilities and the growth of the underwriting and risk management departments in late 1993 and early 1994. The underwriting and risk management departments were expanded when the Company began purchasing mortgage loans without a commitment for mortgage pool insurance in 1993. The Company has taken steps to reduce general and administrative expenses during the second six months of 1994 relative to the first six months of 1994.

  The following tables summarize the average balances of the Company's interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

Average Balances and Effective Interest Rates
- ---------------------------------------------
    Three Months Ended June 30,  Six Months Ended June 30,
    ---------------------------  -------------------------
(amounts in
  thousands)
   1994     1993                        1994    1993
  -----    -----                       -----    -----
Average Effective  Average Effective Average Effective Average Effective
Balance Rate      Balance  Rate      Balance Rate      Balance Rate
- ------- --------- -------  --------  ------- --------- ------- ---------
Interest-
earning
assets : (1)
 Collateral
 for CMOs (2)
$ 368,409  8.98% $  454,968  9.18% 376,294  8.93% $  480,030  9.22%
 Adjustable-
rate mortgage
securities
2,127,153  4.96   1,488,930  5.012,126,858  4.86   1,401,552  5.10
 Fixed-
rate
mortgage
securities
  204,580  7.02     181,091  7.51  208,008  7.41     174,257  7.65
 Other
mortgage
securities
   77,647 18.04      36,561 20.03   76,244 15.55      36,329 19.66
 Mortgage
warehouse
participations
   84,678  6.35      76,543  4.94   94,067  5.90      97,474  4.96
   ------  ----    -------  -----   ------- ----     -------  -----
  Total
portfolio-
related
assets
2,862,467  6.02   2,238,093  6.302,881,471  5.89   2,189,642  6.44
 Mortgage
loans
in
warehouse
  552,140  6.28     325,202  6.49  601,458  6.04     294,411  6.68
  -------  ----   ---------  ----  -------  ----   ---------  -----
   Total
interest-
earning
 assets
$3,414,607 6.06%$ 2,563,295  6.32%3,482,929 5.92% $2,484,053  6.47%
========== ====  ==========  ==== ========= ===== =========   =====

Interest-bearing liabilities:
   Portfolio-related liabilities:
     CMOs
$ 374,967  8.26%  $ 460,996  8.53%  384,754 8.20%  $ 487,639  8.54%
   Repurchase agreements:
    Adjustable-
rate
mortgage
securities
2,022,473  4.20   1,394,562  3.53 2,039,058 3.91   1,604,978   3.60
    Fixed-
rate
mortgage
securities
  194,127  5.20     170,645  4.87   198,471 5.12     161,060   4.59
    Other
mortgage
securities
    2,990  4.28       5,497  3.71     7,102 3.83       6,074   3.75
  Commercial
paper
   77,307  4.04      72,057  3.23    87,020 3.64      92,515   3.26
   -----  -----    -------- -----   ------- ----      ------   ------
   Total
portfolio-
related
liabilities
2,671,864  4.84   2,103,847  4.72  2,716,405 4.60  2,052,266   4.84
 Warehouse-
related
liabilities:
  Repurchase
agreements
  395,432  5.03     178,197  4.70    452,096 4.68    157,277   4.66
  Notes
 payable
   84,605  6.64      95,722  5.60     67,852 6.41     87,835   5.71
   -----  -----   --------- -----  --------- -----   -------   ------
   Total
 warehouse-
related
liabilities
  480,037  5.32     273,919  5.01    519,948 4.91   245,111   5.03
  -------  ----    -------  -----    ------- ---    ------   -----
   Total
interest-
bearing
liabilities
$3,151,901 4.91% $2,377,766 4.76% $3,236,353 4.65% $ 2,297,377 4.86%
========= ===== =========== ==== ==========  ====  =========== =====
Net
interest
spread
           1.15%            1.56%            1.27%             1.61%
           =====            =====            =====            ======
Net
yield
on
average
interest
earning
assets
           1.53%            1.91%            1.60%            1.98%
           =====            =====           =====             ======

- -----------------
(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $10,645 and $16,710 for the three months ended June 30, 1994 and June 30, 1993, respectively and $11,639 and $18,776 for the six months ended June 30, 1994 and June 30, 1993, respectively.

  The decrease in net interest spread is primarily the result of the decrease in the spread on adjustable-rate mortgage securities. As a result of the rapidly increasing interest rate environment during the first six months of 1994, the interest rate on certain repurchase borrowings increased at a faster rate than the interest rate earned on the adjustable-rate mortgage securities which collateralize these borrowings. Additionally, the decrease in the spread on adjustable-rate mortgage securities resulted from the increase in securities retained in the portfolio during late 1993 and early 1994 with low initial pass-through rates (i.e., a "teaser rate"). The spread on adjustable-rate mortgage securities may increase as the mortgage loans underlying these securities reset to a higher level. These resets occur generally every six months. Conversely, the spread on these securities could decrease further should the rates on the related repurchase borrowings continue to increase faster than the interest rates reset on these securities.

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

Three Months and Six Months Ended June 30, 1994 Compared to Three Months and Six Months Ended June 30, 1993
- ------------------------------------------------------------------------
The size of the Company's portfolio of mortgage investments at June 30, 1994 has increased as compared to June 30, 1993, through the addition of investments created through the Company's conduit operations and the purchase of mortgage investments. During the six months ended June 30, 1994, the Company added approximately $525.1 million principal amount of adjustable-rate mortgage securities, $0.9 million principal amount of fixed-rate mortgage securities and $11.7 million of other mortgage securities to its portfolio through its conduit operations. Also during the six months ended June 30, 1994, the Company purchased approximately $34.8 million principal amount of adjustable-rate mortgage securities, $20.2 million principal amount of fixed-rate mortgage securities, $23.1 million of other mortgage securities and $37.3 million of collateral for CMOs, net of $35.6 million of associated borrowings, for its portfolio.
A portion of these securities were financed through repurchase agreements with investment banking firms. Additionally, during the six months ended June 30, 1994, the Company sold $55.5 million principal amount of adjustable-rate securities and $18.1 million of other mortgage securities from its portfolio. During the six months ended June 30, 1993, the Company sold $184.3 million principal amount of fixed-rate mortgage securities from its portfolio. The Company realized net gains of $4.5 million and $1.2 million on the sale of mortgage securities for the six months ended June 30, 1994 and 1993, respectively.

  The net margin on the Company's portfolio of mortgage investments increased to $19.4 million for the six months ended June 30, 1994 from $17.4 million for the six months ended June 30, 1993. This increase resulted from the overall growth of mortgage assets partially offset by a decrease in the net interest spread on the portfolio.

  The Company funds mortgage warehouse lines of credit to various mortgage companies, either through the purchase of a participation in such lines of credit, or a direct loan (collectively "lines of credit"). The Company's obligations under such lines of credit may be funded by sales of commercial paper or repurchase agreements. As of June 30, 1994, the Company had $185.0 million of such lines of credit and had advanced $61.7 million pursuant to such lines of credit.

                             Mortgage Operations

  The Company acts primarily as an intermediary between the originators of mortgage loans and the permanent investors in the mortgage loans or the mortgage-related securities backed by such mortgage loans. The Company also originates single-family and multi-family mortgage loans Through its mortgage operations, the Company purchases mortgage loans from approved sellers, primarily mortgage companies, savings and loan associations and commercial banks and originates mortgage loans directly. When a sufficient volume of mortgage loans is accumulated, the Company sells or securitizes these mortgage loans through the issuance of CMOs or pass-through securities. During the accumulation period, the Company finances its purchases of mortgage loans through warehouse lines of credit or through repurchase agreements.

The following table summarizes mortgage operations activity for the three months and six months ended June 30, 1994 and 1993.

                           Three Months Ended       Six Months Ended
                              June 30,                   June 30,
(amounts in thousands)    1994     1993           1994       1993
                          ----     ----           ----       ----

Principal amount of
  loans funded       $  886,970  $ 847,958    $ 1,839,865   $ 1,711,544
Principal amount
  securitized or sold 1,195,913    743,787      2,351,345     1,511,892
Investments added to
 portfolio from
 mortgage operations
  conduit, net of
 associated
 borrowings              23,965     12,451         43,443        28,268

Three Months and Six Months Ended June 30, 1994 Compared to Three Months
and Six Months Ended June 30, 1993
- ------------------------------------------------------------------------
The increase in the funding volume of mortgage loans for the three months and the six months ended June 30, 1994 as compared to the three months and the six months ended June 30, 1993 reflects the success of new loan programs introduced by the Company during 1993. The gain on securitizations and sales of mortgage loans increased to $12.1 million for the six months ended June 30, 1994 from $10.9 million for the six months ended June 30, 1993. This increase was primarily the result of the increased volume of mortgage loans securitized or sold during the period.

  During the first six months of 1994, the Company began originating certain single-family mortgage loans through a network of mortgage brokers. The Company also plans to develop a mortgage servicing capability during 1994 for these mortgage loans. The Company will have complete control over the entire mortgage process on these loans, from underwriting and origination to accumulation and securitization. As the Company developed these mortgage loan origination capabilities in recent periods, general and administrative expenses have increased. The Company plans to securitize these new loan products through the issuance of CMOs, and, therefore, no gain on sale will be recognized on these securitization. Instead, profits from these securitizations will be recognized over time as part of net margin income. This strategy, which is consistent with the Company's goal of increasing its net margin income, will likely have a negative impact on earnings during the balance of the year.



                                Other Matters

  The Company has limited exposure to losses due to fraud resulting from the origination of a mortgage loan. The Company has established a loss allowance for such losses. An estimate for such losses is made at the time loans are sold or securitized, and the loss allowance is adjusted accordingly. This estimate is based on management's judgement and the allowance is evaluated periodically. At June 30, 1994 the allowance totaled $4.7 million and was included in other liabilities.

  During the third quarter of 1994 the Company will be moving its corporate offices to central Virginia. The Company's operations are currently located in this area and the move will consolidate the corporate and operations departments.

  The Company and its qualified REIT subsidiaries (collectively "Resource REIT") have elected to be treated as a real estate investment trust for federal income tax purposes, and therefore is required to distribute annually substantially all of its taxable income. Resource REIT estimates that its taxable income for the six months ended June 30, 1994 was approximately $31.0 million. Taxable income differs from the financial statement net income which is determined in accordance with generally accepted accounting principles.

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

  The Company borrows funds on a short-term basis to support the accumulation of mortgage loans prior to the sale of such mortgage loans or the issuance of mortgage securities. These short-term borrowings consist of the Company's warehouse lines of credit and repurchase agreements and are paid down as the Company securitizes or sells mortgage loans. The Company had a $150 million credit facility, which also allows the Company to borrow up to $30 million on an unsecured basis for working capital purposes. This credit facility expires in February 1995. The Company also has various committed repurchase agreements of $425 million. These facilities mature in June and September 1995. The Company has arranged separate financing for the origination of multi-family mortgage loans for up to $75 million. The Company expects that these credit facilities will be renewed if necessary, at their respective expiration dates, although there can be no assurance of such renewal. At June 30, 1994 the Company had borrowed $226.6 million under these credit facilities. The lines of credit contain certain financial covenants which the Company met as of June 30, 1994. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

  The Company finances adjustable-rate mortgage securities and certain other mortgage assets through repurchase agreements. Repurchase agreements allow the Company to sell mortgage assets for cash together with a simultaneous agreement to repurchase the same mortgage assets on a specified date for an increased price, which is equal to the original sales price plus an interest component. At June 30, 1994, the Company had outstanding obligations of $2.5 billion under such repurchase agreements, of which $2.3 billion, $194.2 million and $1.6 million were secured by adjustable-rate mortgage securities, fixed-rate mortgage securities and other mortgage securities, respectively. Increases in either short-term interest rates or long-term interest rates could negatively impact the valuation of these mortgage assets and may limit the Company's borrowing ability or cause various lenders to initiate margin calls. Additionally, certain of the Company's adjustable-rate mortgage securities are AA or AAA rated classes that are subordinate to related AAA rated classes from the same series of securities. Such AA or AAA rated classes have less liquidity than securities that are not subordinated, and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying mortgage loans. As a result of either changes in interest rates, a downgrade of a insurer, or the deterioration of the credit quality of the underlying mortgage collateral, the Company may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses.
The Company issues asset-backed commercial paper to support its funding of mortgage warehouse lines of credit.

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

  During the six months ended June 30, 1994 the Company issued 708,620 additional shares of common stock through its Dividend Reinvestment Plan. Total net proceeds of $19.0 million were used for general corporate purposes.


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

    (a)  Exhibits
               None

    (b)  Reports on Form 8-K
           None



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   RESOURCE MORTGAGE CAPITAL, INC.


                                   By:Thomas H. Potts
                                      -----------------------------
                                       Thomas H. Potts, President
                                   (authorized officer of registrant)




			                                   Lynn K. Geurin
                                     -------------------------------
                                       Lynn K. Geurin, Executive Vice
                                   President and Chief Financial
                                   Officer
                                   (principal accounting officer)

Dated:  August 15, 1994