Form 10-Q/A
period 1994-06-30
RESOURCE MORTGAGE CAPITAL INC/VA
filed 1994-08-24
CIK 826675

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q/A

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




                                   RESOURCE MORTGAGE CAPITAL, INC.


                                   By:Thomas H. Potts
                                      -----------------------------
                                       Thomas H. Potts, President
                                   (authorized officer of registrant)




			                                   Lynn K. Geurin
                                     -------------------------------
                                       Lynn K. Geurin, Executive Vice
                                   President and Chief Financial
                                   Officer
                                   (principal accounting officer)

Dated:  August 15, 1994






Exhibit 99.1

                            ANALYSIS OF PROJECTED YIELD


  This presentation contains an analysis of the projected yield on the Company's mortgage investments as of June 30, 1994, under the specific assumptions set forth herein. This presentation does not seek to predict, nor should it be interpreted as a prediction of, the actual present or future yield on such investments since the actual interest rates and prepayment rates in the future will be different than those assumed in any of the projected scenarios. Capitalized terms used herein and not defined herein shall have the respective meanings assigned to them in the Glossary.

  Resource Mortgage invests a portion of its equity in a portfolio of mortgage investments. These investments include mortgage loans and mortgage securities subject to collateralized mortgage obligations (CMOs), adjustable-rate mortgage securities, fixed-rate mortgage securities, other mortgage securities and participations in mortgage warehouse lines of credit.

  The Company has pursued its investment strategy of concentrating on its mortgage conduit activities in order to create investments for its portfolio with attractive yields and also to benefit from potential securitization income. Through its single-family mortgage conduit activities the Company purchases mortgage loans from approved mortgage companies, savings and loan associations and commercial banks, or originates the mortgage loans directly; in its multi-family conduit activities, the Company originates the loans directly. When a sufficient volume of loans is accumulated, the Company securitizes these mortgage loans through the issuance of mortgage-backed securities. The mortgage-backed securities are structured so that substantially all of the securities are rated in one of the two highest categories (i.e. AA or AAA) by at least one of the nationally recognized rating agencies.

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


Summary of Mortgage Investments

  For purposes of calculating the projected yield, the Company calculates its net investment in its mortgage investments as of June 30, 1994 and December 31, 1993 and can be summarized as follows (amounts in thousands):

                                              June 30,  December 31,
                                              1994 (2)   1993
                                              --------  -------------

Collateral for CMOs, net of CMO liabilities  $    3,324  $    8,403
                                             ----------  -----------

Adjustable-rate mortgage securities, net  (1)   162,623     132,401
                                              ---------   ----------

Fixed-rate mortgage securities, net (1)          13,612      14,520
                                              ---------    ---------

Other mortgage securities:
  Mortgage residual interests                    41,816      22,900
  Mortgage derivative securities                 26,776      37,494
                                               --------    ---------

     Other mortgage securities subtotal          68,592      60,394
                                               --------    ---------

Mortgage warehouse participations,
  net of related liabilities                      8,600       9,393
                                                -------     --------

          Net investment                      $ 256,751   $ 225,111
                                              =========   ==========


(1) Net of repurchase borrowings and discounts recorded by the Company to compensate for certain risks on mortgage securities collateralized by mortgage loans purchased by the Company for which mortgage pool insurance is used as the primary source of credit enhancement. At June 30, 1994 the discount totaled $15.6 million on adjustable-rate mortgage securities and $3.6 million on fixed-rate mortgage securities. Amounts also exclude certain first-loss class securities retained by the Company from mortgage securities for which a senior/subordinated security structure is used as the primary source of credit enhancement.

(2) Amounts exclude adjustments related to unrealized gains and losses on available-for-sale mortgage investments in accordance with Statement of Financial Accounting Standards No. 115.

  The following tables list the Company's various investments (and related information) as of June 30, 1994 that were used in the calculation of the projected yield.



Collateral Pledged to Secure CMOs
(Dollars in thousands)
                         Type of     Weighted
                         Mortgage    Average Net
Series                  Collateral   Coupon Rate (1) Investment (2)
- -------                 ----------   --------------- --------------

MCA1, Series 1        Loans (3)          8.97           (3,407)
PWMO, Series B        FNMA Certificates  9.27            1,476
PWMO, Series C        FHLMC & FNMA
                      Certificates       9.59              360
RAC Four, Series 77   Loans              9.55            1,669
RDII, Series A        FNMA Certificates 11.28             (245)
RMSC Series 89-4A     Loans             10.60              167
RMSC Series 89-5      Loans             10.59              (53)
RMSC Series 91-2      Loans              9.81              339
RMSC Series 92-12     Loans              8.10            1,233
RAC Four, 26 Misc.    Series  Various    9.90            1,785
                                                         ------

Total                                                  $ 3,324
                                                       =======

- ----------------------

(1) Based on the weighted average coupons of the underlying mortgage loans or mortgage certificates when the CMOs were issued and the current principal balances of such mortgage collateral. This information is presented as of December 31, 1993.

(2) Equal to the outstanding principal balance of the mortgage collateral plus unamortized discounts, premiums, accrued interest receivable and deferred issuance costs, and net of bond principal, discounts, premiums and accrued interest payable as of June 30, 1994.

(3)  Multi-family loans.


Adjustable-Rate Mortgage Securities
(Dollars in thousands)
                                                         Remaining
                            Principal     Interest       Net
Description (1)             Balance (2)    Rate (3)      Investment (4)
                            -----------   ---------      --------------

FNMA Pools, various          $ 384,589   4.48-6.02%  (A)  $   23,500
FNMA and FHLMC Pools,
   various                     144,479     4.07-7.07 (B)       8,041
FNMA and FHLMC Pools,
   various                       6,136     4.07-7.07 (C)         794
FAI2 1993-E M                   17,243          4.08 (A)       1,047
LIBOR ARM Trust 1991-19,
  Class B                       40,018          5.77 (A)       2,435
LIBOR ARM Trust 1992-1,
  Class B                       39,020          5.55 (A)       2,356
LIBOR ARM Trust 1992-4,
  Class B                       59,940          5.64 (A)       3,613
LIBOR ARM Trust 1992-6,
  Class B                       70,109          5.51 (A)       4,233
LIBOR ARM Trust 1992-8,
  Class B                      105,148          5.83 (A)       6,378
LIBOR ARM Trust 1992-10,
  Class B                       32,945          5.55 (A)       1,996
RMSC, AHF 1989-1 Trust,
  Class A-2                      7,051          5.62 (B)         423
RMSC, Series 1991-5             51,724          6.22 (A)       2,971
RMSC, Series 1991-7, Class B    48,003          5.99 (A)       2,932
RMSC, Series 1991-11            66,871          5.85 (A)       3,945
RMSC, Series 1991-12, Class B   45,983          5.67 (A)       2,796
RMSC, Series 1991-15, Class B   39,972          5.73 (A)       2,430
RMSC, Series 1991-16, Class B   57,109          5.79 (A)       3,471
RMSC, Series 1991-17, Class B   39,523          5.55 (A)       2,405
RMSC, Series 1992-5             77,907          5.70 (A)       4,673
RTC M-1, A-4                       407          6.96 (C)          24
RTC M-6, A-1, A-2               37,925       5.34, 5.43 (C)    2,433
SMSC, Series 1992-1, Class B     5,000          5.56 (A)         303
SMSC, Series 1992-4, Class B    55,900          5.78 (A)       3,347
SMSC, Series 1992-6, Class B    60,193          5.61 (A)       3,620
SMSC, Series 1993-1,
  Class B-1, B-2                 9,963       5.64, 5.53 (A)      604
SMSC, Series 1993-3,
  Class A-2, B-2               108,014          5.67 (A)       6,398
SMSC, Series 1993-5,
  Class A-2, B-2 65,               467          5.78 (A)       3,976
SMSC, Series 1993-6, Class B
                                16,044          5.53 (A)         951
SMSC, Series 1993-7, Class B    28,401          5.05 (A)       1,723
SMSC, Series 1993-9,
  Class A-2, B-2                95,280          4.98 (A)       5,784
SMSC, Series 1993-11           144,925          4.37 (A)       8,783
SMSC, Series 1994-1,
   Class A, B                   76,388          4.41 (A)       4,633
SMSC, Series 1994-3, Class M    39,219          4.60 (A)       2,369
SMSC, Series 1994-7,
  Class A-1, B-1                82,995          4.96 (B)       5,123
SMSC, Series 1994-7,
  Class A-2, B-2               195,950          4.43 (A)      12,049
LIBOR Cap Agreements (5)                                      20,064
                                                              -------
       Total                                                $ 162,623
                                                           ==========
(A)  Index - Six-month LIBOR
(B)  Index - 1-yr CMT
(C)  Index - COFI

(1) All the "Class B" adjustable-rate mortgage securities were created from the Company's mortgage conduit operations, and represent a AA rated class that is subordinated to AAA rated class(es) within the security offering.

(2)  As of June 30, 1994.

(3)  Pass-through rate as of June 30, 1994.

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

                                               Notional      Cap
                                               Amount        Rate
                                               --------      -----

Cap agreements expiring between 2001 and 2002  $   230,500  11.50%
Cap agreements expiring between 2001 and 2002      108,000  10.50%
Cap agreements expiring in 1999                    235,000  10.00%
Cap agreements expiring between 2000 and 2003      490,000   9.50%
Cap agreements expiring between 2002 and 2004      525,000   9.00%
                                                ----------
                                               $ 1,588,500
                                               ============

Fixed-rate Mortgage Securities
(Dollars in thousands)

                                                  Remaining
                                       Principal  Interest Net
Description                Balance (1)  Rate      Investment (2)
- -----------                ----------  ---------  --------------

Citibank, Series 1990-B,
   Class B-5              $  1,170       9.60%       $     718
RMSC, various series        28,357      Various          1,363 (3)
RMSC, Series 91-2,
   Class 2-B (4)            11,672      10.00            1,741 (3)
SMSC, Series 1993-3,
  Class A-1, B-1 (4)        78,840       6.75            4,802 (3)
SMSC, Series 1993-5,
  Class A-1, B-1 (4)        51,043       6.51            3,103 (3)
SMSC, Series 1993-9,
  Class A-1, B-1 (4)        31,023      6.09             1,885 (3)
                                                     -------------
    Total                                            $  13,612
                                                     ===========

- ----------

(1)  As of June 30, 1994.

(2) Equal to the outstanding principal balance of the securities, plus any unamortized premiums and net of any unamortized discounts at June 30, 1994.

(3) Equal to the outstanding principal balance of the securities, plus any unamortized premiums and net of any unamortized discounts, less the associated repurchase agreement borrowings at June 30, 1994.

(4)  These series become adjustable-rate in 1995-1998.



Other Mortgage Securities
(Dollars in thousands)

  Other Mortgage Securities are comprised of mortgage residual interests and mortgage derivative securities as set forth below.

Mortgage residual interests:
                        Type of               Weighted
                        Mortgage   Percent    Average Net      Net
Series                  Collateral Owned   Coupon Rate (1) Investment (2)
- ------                  ---------- ------- --------------  --------------

FNMA REMIC Trust 1988-22 FNMA     40.00 %       9.50 % $   1,376
GMS, Series 1994-1       FNMA    100.00         3.76       4,473
GMS, Series 1994-2      FHLMC    100.00         4.11       4,155
GMS, Series 1994-3      FHLMC    100.00         3.93       3,425
LIBOR ARM Trust 1991-19 Loans    100.00         5.60         298
LIBOR ARM Trust 1992-1  Loans    100.00         5.46         314
LIBOR ARM Trust 1992-4  Loans    100.00         5.51         366
ML Trust XI             FHLMC     49.00         8.50         216
NMF, Series 1994-1       FNMA    100.00         3.83       6,285
NMF, Series 1994-2      FHLMC    100.00         3.80       2,973
NMF, Series 1994-3      FHLMC    100.00         3.90       2,354
RAC Four, Series 39     FHLMC     49.90        10.20         455
RAC Four, Series 62      GNMA     30.00        10.00         428
RAC Four, Series 73      GNMA     55.00        11.50       4,414
RAC Four, Series 74      GNMA     23.60        10.50       1,652
RAC Four, Series 75      GNMA     36.00         9.50       1,270
RAC Four, 22 Misc. Series Various  Various     11.54         349
RMSC, Series 1991-7     Loans     100.00        6.01         427
RMSC, Series 1991-12    Loans     100.00        6.59          21
RMSC, Series 1991-15    Loans     100.00        6.67         104
RMSC, Series 1991-17    Loans     100.00        5.62          94
Shearson Lehman,
  Series K               FNMA      50.00       10.00         117
NTF                     Various    48.30        9.00       6,250
                                                         --------
          Total                                         $ 41,816
                                                        ==========

- ----------------

(1) Based on the weighted average coupons of the underlying mortgage loans or mortgage certificates when the mortgage securities were issued and the current principal balances of such mortgage collateral. This information is presented as of December 31, 1993.

(2) Equal to the amortized cost of the mortgage residual interests as of June 30, 1994.


Other Mortgage Securities (continued)

Mortgage derivative securities:              Weighted
                                  Type of    Average
                   Type of        Mortgage   Net Coupon     Net
Description       Securities (1)  Collateral  Rate (2)      Investment (3)
- -----------       -------------  ----------  ----------    ---------------

Chemical, Series 1988-4          I/O    Loans     9.82%     $    81
Interest-only strips, various    I/O    Loans    Various      6,341
LIBOR ARM Trust 1992-8, Class I  I/O    Loans     5.54          755
LIBOR ARM Trust 1992-9, Class I  I/O    Loans     5.46          529
LIBOR ARM Trust 1992-10, Class I I/O    Loans     5.41          450
Principal-only strips, various   P/O    Loans    Various      4,471
RMSC, Series 89-6, 6F            I/O    Loans    10.62          274
RMSC, Series 1989-7B, B-2        I/O    Loans    10.39          139
RMSC, Series 1991-14, Class 14-P P/O    Loans     9.77          146
RMSC, Series 1991-16, Class I    I/O    Loans     5.79          266
RMSC, Series 1991-20, Class P    P/O    Loans     8.96          172
RMSC, Series 1992-2, Class P     P/O    Loans     8.47           39
RMSC, Series 1992-18, Class P    P/O    Loans     8.18          148
RMSC, Series 1992-18, Class X    I/O    Loans     8.18        1,155
SMSC, Series 1992-1, Class I     I/O    Loans     5.46          450
SMSC, Series 1992-2, Class I     I/O    Loans     5.53          498
SMSC, Series 1992-3, Class I     I/O    Loans     5.56          252
SMSC, Series 1992-4, Class I     I/O    Loans     5.46          274
SMSC, Series 1993-8,
  Class 1I, 2I                   I/O    Loans     7.97        1,160
SMSC, Series 1993-10, Class I    I/O    Loans     7.72        2,632
SMSC, Series 1994-4,
  Class 1I, 2I                   I/O    Loans     7.09        4,203
SMSC, Series 1994-9,
  Class 1I, 2I                   I/O    Loans     8.03, 7.38  2,127
SMSC, Series 1994-9, Class 1P    P/O    Loans     8.03          214
                                                             -------
          Total                                            $ 26,776
                                                           =========

- ---------------
(1)  I/O means an interest-only security; P/O means a principal-only security.

(2) Based on the weighted average coupons of the underlying mortgage loans or mortgage certificates when the mortgage securities were issued and the current principal balances of such mortgage collateral. This information is presented as of December 31, 1993 or as of the date purchased if purchased in 1994.

(3) Equal to the amortized cost of the mortgage derivative securities as of June 30, 1994. The Company owned 100% of each such security.

Mortgage Warehouse Participations
(Dollars in thousands)

Description           Weighted Average Coupon (1) Net Investment (2)
- -----------           --------------------------  ------------------
Various Participations     6.33%                       $ 8,600

- ---------------

(1) Based upon the weighted average rate on each participation as of June 30, 1994.

(2) Equal to equity invested in mortgage warehouse participations as of June 30, 1994.


                       YIELD ON MORTGAGE INVESTMENTS

  This presentation contains an analysis of the yield sensitivity to different short-term interest rates and prepayment rates of the Company's Mortgage Investments (as described in the previous section) as of July 1,1994. The Company utilizes this analysis in making decisions as to the cash flow characteristics of investments that the Company desires to create or acquire for its investment portfolio. The Company's investment strategy is to create a diversified portfolio of mortgage securities that in the aggregate generates stable income in a variety of interest rate and prepayment rate environments and preserves the capital base of the Company. Capitalized terms used herein and not defined within this section are defined in the glossary on page 15 of this Exhibit.

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

  The table below sets forth the estimated cash yields calculated on a semi-annual equivalent basis as of June 30, 1994 of the projected net cash flows on the Company's existing investment portfolio as set forth in "Mortgage Investments" above, based upon the current balances of the assets as of July 1,1994, and upon assumptions set forth below on pages 10 through 14 for each of the respective cases. The most important of these assumptions are the prepayment rates applicable to each mortgage investment and the level of short-term interest rates.

                   MORTGAGE INVESTMENTS YIELD SENSITIVITY ANALYSIS
                   -----------------------------------------------
                           YIELD ON INVESTMENT (%)

Short-Term Interest Rate Assumption Case
- ----------------------------------------
Prepayment
 Assumption
Case   Case I Case II   Case III Case IV   Case V   Case VI  Case VII
- ---- -------  -------   -------- -------   -------  -------  --------



Case A   25.1% 23.4%    21.5%    18.9%     15.2%    10.9%    5.8%
Case B  26.2   24.5     23.1     20.1      16.5     12.3     7.3
Case C  27.0   25.4*    22.6     21.1      17.6     13.5     8.6
Case D  27.9   26.3     24.5     22.1      18.7     14.7     9.9
Case E  28.5   26.9     25.2     22.9      19.6     15.9    10.9
Case F  28.9   27.4     25.8     23.6      20.4     16.5    11.9
Case G  29.3   27.9     26.3     24.2      21.1     17.3    12.6

  The case most representative of short-term interest rates and prepayment rates as of July 1,1994, is case C-II, represented by the "*."

  The yields for each case expressed above are level yields relative to the Company's aggregate net investment of $256.8 million in the various listed mortgage investments as shown beginning on page 2. In addition to the foregoing, the projected yields assume that the Company is able to reinvest principal received on its investments at the same yield as the yield in each case; consequently, these yields do not purport to reflect the return when such reinvestment is not available.



  Such yields do not give effect to the operating expenses of the Company. These yields are also exclusive of the yields on mortgage assets of the Company not listed in "Mortgage Investments" above. In particular, the listed mortgage investments do not include (i) mortgage loans in warehouse, (ii) certain first-loss class securities, and (iii) certain other adjustable-rate and fixed-rate mortgage securities. These other securities are excluded in an amount equal to the discount which compensates the Company for certain risks on mortgage securities collateralized by mortgage loans for which mortgage pool insurance is used as the primary source of credit enhancement. There is no assurance that any particular yield actually will be obtained. Prepayment speeds may exceed those shown in the tables on pages 11 and 12 and/or short-term interest rates may exceed those shown in the table on page 13. If this happens, the portfolio yields may differ significantly from those shown below. Also, the table shows changes in short-term interest rates and prepayment rates occurring on a gradual basis over one year. If these factors change more rapidly, the portfolio yields may be significantly affected.

  The Company also calculates the MacCauley duration of the aggregate cash flows on its mortgage investments. The duration is 3.3 years in Case C-II, the base case, and ranges from a high of 8.2 years in Case G-VII to a low of
2.8 years in Case A-I.

  The assumptions that are set forth below detail certain information with respect to the mortgage investments as of June 30, 1994, or other dates as specified.

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

  The prepayment rate for each type of mortgage loan is projected to begin at the prepayment rate used in Case C in the table below. For cases other than Case C, the applicable rate increases or decreases ratably over a one-year period to the prepayment rate set forth for the applicable case. The prepayment rates set forth in Case C are the average of the published estimates of projected prepayment rates of a number of major Wall Street firms, excluding the highest and lowest estimates, as published on Bloomberg on July 1,1994. Cases A through B and Cases D through G represent the average of the prepayment estimates from two investment banking firms multiplied by the ratio of Case C and the average of the comparable prepayment estimates of the two investment banking firms.


                    PREPAYMENT ASSUMPTION TABLE
               FIXED-RATE MORTGAGE LOANS OR CERTIFICATES

                      Pass
                      Through   Percentage of PSA
                         ---------------------------------------------------
Mortgage
  Certificates Rate (%)
                          Case A  Case B Case C* Case D Case E Case F Case G
                          ------  -----  ------  ------ ------ ------ -------

    GNMA Certif.   9.50    485     350    240    160    125    100      85
                  10.00    465     365    280    190    155    130     110
                  10.50    495     330    285    200    145    120     105
                  11.50    340     290    280    235    190    160     150

    FNMA Certif.  9.00     540     365    255    180    155    140     130
                  9.50     560     385    320    215    185    165     155
                 10.00     565     400    350    260    210    185     165

    FHLMC Certif. 8.50     640     425    230    150    200    160     180
                 10.00     555     395    350    270    220    195     165
                 10.25     545     390    345    285    225    205     180
                 10.50     535     385    345    295    230    210     195



Fixed-rate Mortgage Loans:
    MCA 1, Series 1        340     335    330    325    320    315     310
    RAC Four, Series 77    540     365    255    180    155    140     130
    RMSC, Series 1989-4A
      and 1989-4B          565     390    320    220    185    165     155
    RMSC, Series 91-2**    485     350    240    160    125    100      85
    RMSC, Series 92-12     720     395    195    160    140    135     125

* Case C is the case most representative of projected prepayment speeds as of July 1,1994. This is representative of the yield on a FNMA 30-year pass-through security of 7.95%. (Case A represents a FNMA pass-through yield of 5.95%, Case B 6.95%, Case D 8.95%, Case E 9.95%, Case F 10.95% and Case G
11.95%).

** The mortgage loans underlying the security become adjustable-rate in 1996-1998.




                  CONSTANT PREPAYMENT RATES (CPR) TABLE (%)
              ADJUSTABLE-RATE MORTGAGE LOANS OR CERTIFICATES

                  Case A  Case B Case C* Case D Case E  Case F  Case G
                  ------- ------ ------ ------- ------ ------- -------

FNMA Pools, Various   36    32     28     26    22       18     14
FHLMC Pools, Various  24    21     18     15    12        9      6
LIBOR ARM Trust
  1991-19             24    21     18     15    12        9      6
LIBOR ARM Trust
  1992-1              24    21     18     15    12        9      6
LIBOR ARM Trust
   1992-4             24    21     18     15    12        9      6
LIBOR ARM Trust
  1992-6              24    21     18     15    12        9      6
LIBOR ARM Trust 1
  992-8               24    21     18     15    12        9      6
LIBOR ARM Trust
  1992-10             24    21     18     15    12        9      6
RMSC, AHF 1989-1      40    36     32     28    26       22     18
RMSC, Series 1991-5   24    21     18     15    12        9      6
RMSC, Series 1991-7   24    21     18     15    12        9      6
RMSC, Series 1991-11  24    21     18     15    12        9      6
RMSC, Series 1991-12  24    21     18     15    12        9      6
RMSC, Series 1991-15  24    21     18     15    12        9      6
RMSC, Series 1991-16  24    21     18     15    12        9      6
RMSC, Series 1991-17  24    21     18     15    12        9      6
RMSC, Series 1992-5   24    21     18     15    12        9      6
RTC M-1               15    13     10      7     5        5      5
RTC M-6               17    15     10      7     5        5      5
SMSC, Series 1992-4   24    21     18     15    12        9      6
SMSC, Series 1992-6   24    21     18     15    12        9      6
SMSC, Series 1993-1   24    21     18     15    12        9      6
SMSC, Series 1993-3** 24    21     18     15    12        9      6
SMSC, Series 1993-5** 24    21     18     15    12        9      6
SMSC, Series 1993-6   24    21     18     15    12        9      6
SMSC, Series 1993-7   24    21     18     15    12        9      6
SMSC, Series 1993-9** 24    21     18     15    12        9      6
SMSC, Series 1993-11  24    21     18     15    12        9      6
SMSC, Series 1994-1   24    21     18     15    12        9      6
SMSC, Series 1994-3   24    21     18     15    12        9      6

- ----------------

* Case C is the case most representative of projected prepayment speeds as of July 1,1994.
** The mortgage loans underlying these securities become adjustable-rate in 1995-1996.

(2) Principal and interest payments on the mortgage collateral was assumed to be received monthly with interest payments received in arrears.

(3) The LIBOR, commercial paper, COFI, 1 Yr-CMT, and reinvestment income rates are assumed to be as set forth in the table set forth below. The applicable rate is assumed to begin at the rate set forth in Case II in the table below. For cases other than Case II, the applicable rate increases or decreases ratably over a one-year period to the rate set forth for the applicable case. The rates set forth in Case II are representative of the rates as of July 1,1994. Case I and Cases III through VII indicate rates decreasing or increasing, respectively, from the rates of Case II in equal steps each month over one year, to the rate indicated and continuing thereafter at that rate. According to the scheduled resets and subject to the periodic and lifetime caps, if applicable, the interest rates on the Company's adjustable-rate mortgage securities, in each case, reset at the defined margin relative to their respective indices.



             SHORT TERM INTEREST RATE ASSUMPTIONS

           Case I  Case II* Case III  Case IV Case V Case VI Case VII
           ------  -------  --------  ------- ------ ------- --------

LIBOR
  One-month   3.375%  4.375%  5.375%   6.375%   7.375%  8.375% 9.375%
  Three-month 3.625   4.625   5.625    6.625    7.625   8.625  9.625
  Six-month   4.000   5.000   6.000    7.000    8.000   9.000 10.000
COFI          3.026   3.726   4.426    5.120    5.826   6.526  7.226
1 Yr-CMT      4.481   5.481   6.481    7.481    8.481   9.481 10.481
Reinvestment
  Rates       3.000   4.000   5.000    6.000    7.000   8.000  9.000


- ----------------

* Case II is the case most representative of short-term interest rates as of July 1,1994.

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

(7) For the purposes of calculating the net cash flows on the adjustable-rate mortgage securities that are subject to repurchase borrowings, it was assumed that the repurchase borrowings were equal to 94% of the Company's cost basis in such adjustable-rate mortgage securities, and that such ratio would remain constant. Actual repurchase borrowings were greater on June 30, 1994 than the amount used for modeling. If the ratio that the Company was able to borrow were to decrease to a level below the 94% for adjustable-rate mortgage securities used in modeling due to either increases in short-term interest rates or other market conditions, the yield to the Company would be lower in each case.

(8) For purposes of calculating the net cash flows on the fixed-rate mortgage securities that are subject to repurchase borrowings, it was assumed that the repurchase borrowings were equal to 93.5% of the Company's basis in such fixed-rate mortgage securities, and that such ratio would remain constant. Actual repurchase borrowings were greater on June 30, 1994 than the amount used for modeling. If the ratio that the Company was able to borrow were to decrease to a level below the 93.5% for fixed-rate mortgage securities used in modeling due to either increases in short-term interest rates or other market conditions, the yield to the Company would be lower in each case.

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



(11) While the cost of the LIBOR cap agreements has been added to the Company's investment in its portfolio, the projections do not include any benefit from them, as such caps are generally above the range of the short-term interest rate assumptions set forth on page 13.

(12) In modeling certain of the Company's smaller mortgage investments, the cash flows of the investments were modeled by substituting for the actual assets and liabilities a small number of representative assets or liabilities, the characteristics of which summarize the actual mortgage loans or mortgage securities and the related liabilities that comprise the investment.




                             GLOSSARY


AHF - American Home Funding.
Adjustable-rate mortgage loan (ARM) - A mortgage loan that features adjustments of the loan interest rate at predetermined times based on an agreed margin to an established index. An ARM is usually subject to periodic and lifetime interest-rate and/or payment-rate caps.
Adjustable-rate mortgage securities - Mortgage certificates that represent the pass-through of principal and interest on adjustable-rate mortgage loans. Bloomberg - Bloomberg Business Services, Inc. information systems.
Chemical - Chemical Acceptance Corporation.
Citibank - Citibank, N.A., REMIC mortgage pass-through certificates.
COFI - Eleventh District Cost of Funds Index.
Collateralized Mortgage Obligations (CMOs) - Debt obligations (bonds) that are collateralized by mortgage loans or mortgage certificates. CMOs are structured so that principal and interest payments received on the collateral are sufficient to make principal and interest payments on the bonds. The bonds may be issued in one or more classes with specified interest rates and maturities which are designed for the investment objectives of different bond purchasers.
Company - Resource Mortgage Capital, Inc.
FAI2 - Fund America Investors Corporation II.
FHLMC - Federal Home Loan Mortgage Corporation.
Fixed-rate mortgage loan - A mortgage loan which features a fixed interest rate that does not change during the life of the loan, or does not change for at least one year from the date of the analysis.
FNMA - Federal National Mortgage Association.
FNMA Yield - FNMA 30-year mortgage certificate yield.
GAAP - Generally accepted accounting principles.
GMS - General Mortgage Securities, Inc. Two.
GNMA - Government National Mortgage Association.
LIBOR - The London Inter-Bank Offered Rate for overseas deposits of U.S. dollars. The LIBOR index generally follows the patterns of the short-term interest rate environment in the U.S. market.
Long-term interest rates - The interest rates applicable to debt securities with an average life of 10 years or more.
MCA 1 - Multi-family Capital Access One, Inc., a subsidiary of the Company
ML - Merrill Lynch
Mortgage certificates - Certificates which represent participation in pools of mortgage loans. The principal and interest payments on the mortgage loans are passed through to the certificate holders. GNMA, FNMA, or FHLMC may issue and guarantee the payment of principal and interest on mortgage certificates issued by them. Mortgage certificates may also be privately issued.
Mortgage derivative securities - Mortgage securities that generally have a market price that is substantially below or in excess of the principal balance of the underlying mortgage loans or mortgage certificates (e.g., a principal-only or interest-only security).
Mortgage loans - Mortgage loans secured by first liens on single-family residential properties.
Mortgage residual interests - An investment which entitles the Company to receive any excess cash flow on a pool of mortgage loans or mortgage certificates after payment of principal, interest and fees on the related mortgage securities.
Mortgage warehouse participations - A participation in a line of credit to a mortgage originator that is secured by recently originated mortgage loans that are in the process of being sold to permanent investors.
N/A - Not available.
NMF - National Mortgage Funding, Inc.
1 Yr-CMT - One-year constant maturity treasury index.


Other mortgage securities - Mortgage derivative securities and mortgage residual interests.
Prepayment rates - Represent a measure as to how quickly the number of mortgage loans in a pool are prepaid-in-full.
PWMO - PaineWebber Mortgage Obligations, Inc.
RAC Four - Ryland Acceptance Corporation Four.
RDII - RD Financial Corporation II.
REMIC - A real estate mortgage investment conduit pursuant to the Internal Revenue Code of 1986, as amended.
RMSC - Ryland Mortgage Securities Corporation.
RTC - Resolution Trust Corporation
SMART - Structured Mortgage Asset Residential Trust.
SMSC - Saxon Mortgage Securities Corporation, an affiliate of the Company. Short-term interest rates - Short-term interest rates are the interest rates applicable to debt securities with an average life of six months or less.
16