Form 10-Q
period 1994-09-30
RESOURCE MORTGAGE CAPITAL INC/VA
filed 1994-11-14
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

	[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities 		Exchange Act of 1934

For the quarter ended September 30, 1994

	[ ]	Transition Report Pursuant to Section 13 or 15(d) of
the Securities  		Exchange Act of 1934

Commission file number 1-9819



RESOURCE MORTGAGE CAPITAL, INC.
(Exact name of registrant as specified in its charter)




	Virginia	52-1549373
	(State or other jurisdiction of 	(I.R.S. Employer
	 incorporation or organization) 	 Identification
No.)

	2800 Parham Road, Richmond, Virginia	23228
	 (Address of principal executive offices) 	(Zip Code)

(804) 967-5800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety days.    [x] Yes   [ ] No

On October 31, 1994, the registrant had 20,055,908 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.




RESOURCE MORTGAGE CAPITAL, INC.
FORM 10-Q

INDEX






	PAGE

PART I.  	FINANCIAL INFORMATION

	Item 1.	Financial Statements

			Consolidated Balance Sheets at September 30, 1994 and
December 31, 1993	3

Consolidated Statements of Operations for the three months
and the nine months ended September 30, 1994 and 1993	4

Consolidated Statement of Shareholders' Equity for
the nine months ended September 30, 1994	5

Consolidated Statements of Cash Flows for
the nine months ended September 30, 1994 and 1993	6

Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	9


PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities	16

Item 3.
	Defaults Upon Senior Securities	16

Item 4. 	Submission of Matters to a Vote of Security Holders	16

Item 5. 	Other Information	16

Item 6.
	Exhibits and Reports on Form 8-K	16


SIGNATURES	17



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

                                           September 30,   December 31,
	                                             1994           1993
ASSETS

Mortgage investments:
   Collateral for CMOs	                  $    381,253		$     434,698
   Adjustable-rate mortgage securities, net	2,574,984	     2,021,196
   Fixed-rate mortgage securities, net	       203,607	       214,128
   Other mortgage securities	                  73,313	        65,625
   Mortgage warehouse lines of credit	         17,710        156,688

                                             3,250,867     2,892,335

Mortgage loans in warehouse	                   450,434       777,769
Cash	                                            3,645         1,549
Accrued interest receivable	                    18,513	       13,466
Other assets	                                   22,553        41,643

	                                           $ 3,746,012		$ 3,726,762

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Collateralized mortgage obligations	       $    370,549  $   432,677
Repurchase agreements	                        2,953,170    2,754,166
Notes payable	                                  125,527	      87,451
Commercial paper	                                  -         148,672
Accrued interest payable	                         9,369	      14,695
Deferred income	                                 13,058	      13,214
Other liabilities	                               18,476	      22,855

                                              3,490,149		  3,473,730
SHAREHOLDERS' EQUITY

Common stock:  par value $.01 per share,
   50,000,000 shares authorized, 20,055,908 and
   19,331,932 issued and outstanding, respectively	 201          193
Additional paid-in capital	                     278,963	     259,622
Net unrealized loss on available-for-sale mortgage investments
	                                               (19,157)	        -
Retained earnings (deficit)	                     (4,144)      (6,783	)
                                                255,863	     253,032

                                           $ 3,746,012 		$ 3,726,762

See notes to consolidated financial statements.





RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)

                                     Three Months Ended   Nine Months Ended
	                                        September 30,			   September 30,
	                                       1994		   1993	      1994    1993
Interest Income:
   Collateral for CMOs	               $ 8,474		$ 9,075   $25,283 $ 31,214
   Adjustable-rate mortgage securities	34,634		 19,013    86,285		 54,722
   Fixed-rate mortgage securities	      3,654		  3,528	   11,361		 10,194
   Other mortgage investments	          4,286	   2,222	   10,216   	5,793
   Mortgage warehouse lines of credit	    709		  1,429	    3,481    3,847
   Mortgage loans in warehouse	         8,160 		 9,031    26,318		 18,859

                                        59,917  44,298   162,944  124,629
Interest and CMO-related expense:
   Collateralized mortgage obligations:
      Interest	                          7,882		 8,543	   23,665   29,377
      Other	                               319		   466	    1,079		  1,561
   Repurchase agreements	               35,909		20,234	   91,551		 51,183
   Notes payable	                        1,742		 1,130	    3,923		  3,636
   Commercial paper	                       404		   852	    1,986    2,359
   Other	                                1,094		 1,717	    3,350		  4,053

                                        47,350		32,942    125,554		92,169

Net margin on mortgage assets	          12,567		11,356	    37,390		32,460

Valuation adjustments on mortgage assets   -   (1,400)		    - 		  (2,400)
Gain on sale of mortgage assets, net of associated costs
                                         5,949		 7,761		   22,508  18,641
Other (expense) income, net	              (167)     62        453	    454
General & administrative expenses	      (5,397)	 (4,033)  (16,530) (10,251)

Net income	                           $ 12,952 	$13,846 		$ 43,821 $ 38,904

Net income per share	                $    0.65		$ 0.80 		 $   2.22  $  2.31

Weighted average number of common shares outstanding
	                                  20,051,221	17,398,529	19,751,899	16,820,624







See notes to consolidated financial statements.




RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENT OF
SHAREHOLDERS' EQUITY

(amounts in thousands except share data)
                                                  Net
                                                 unrealized
                                                 loss on
	                                                available-
					                                 Additional for-sale		Retained
	                    Number of		Common		paid-in		mortgage		earnings
	                     shares		   stock		capital	investments		(deficit)	Total

Balance at December 31, 1993
                  19,331,932		$ 193		$ 259,622		$     -		$ (6,783)	 $ 253,032

Issuance of common stock, net
                     723,976		    8		   19,341						                  19,349
Net income - nine months ended
  September 30, 1994

                                                            43,821		  43,821
Net change in unrealized loss on
  available-for-sale mortgage investments
	                                                 (19,157)           (19,157)
Dividends declared - $2.08 per share									              (41,182)	 (41,182)

Balance at September 30, 1994
                 20,055,908		$ 201		$ 278,963		$ (19,157		$ (4,14	) $ 255,863




See notes to consolidated financial statements.




RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
                                                     Nine months ended
                                                       September 30,

		                                                   1994		       1993
Operating activities:
	Net income		                                  $   43,821		$      38,904
	Adjustments to reconcile net income to net
 cash provided by (used for) operating activities:
	  Amortization and depreciation	                   5,78	          5,345
	Net decrease (increase) in mortgage loans held for sale
	                                                 326,516	      (508,615)
	Net decrease in accrued interest, other payables and other assets
                                                    8,237             67
	Net gain from sales of mortgage investments
	                                                  (6,802)        (1,420)
	Other	                                            (1,465)	          4,905
		  Net cash provided by (used for) operating activities
                                                   376,095		     (460,814)

Investing activities:
    Collateral for CMOs:
	Principal payments on collateral	                 103,698	        162,870
	Net decrease in funds held by trustees	            11,581	         13,613

                                                   115,279		        176,483

	Purchase of CMOs, net		                           (1,890)		          -
	Purchase of other mortgage investments		          (889,996	       (928,616)
	Payments on other mortgage investments		           366,847		         90,091
	Proceeds from sales of other mortgage investments		89,177		         263,931
	Capital expenditures		                             (1,275)	           (322)
		Net cash used for investing activities		        (321,858		        (398,433

Financing activities:
	Principal payments on CMOs	                      (113,694)	        (174,050)
	Proceeds from short-term borrowings, net		         88,408		       1,014,348
	Proceeds from stock offerings, net		               19,349		          62,648
	Dividends paid		                                  (46,204	         (43,917)
		Net cash (used for) provided by financing activities
                                                   (52,141)	          859,029

Net increase (decrease) in cash		                     2,096		          (218	)
Cash at beginning of period		                        1,549		          1,135
Cash at end of period		                         $     3,645		$          917



See notes to consolidated financial statements.




RESOURCE MORTGAGE CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1994
(amounts in thousands except share data)

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at September 30, 1994, the Consolidated Statements of Operations for the three months and the nine months ended September 30, 1994 and 1993, the Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 1994, the Consolidated Statements of Cash Flows for the nine months ended September 30, 1994 and 1993 and related notes to consolidated financial statements are unaudited. Operating results for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1993.

NOTE 2--MORTGAGE LOANS IN WAREHOUSE AND SECURITIZATION ACTIVITY

The Company purchases and originates fixed-rate and adjustable-rate loans secured by first mortgages or first deeds of trust on single-family attached or detached residential properties and originates fixed-rate loans secured by first mortgages or deeds of trust on multi-family residential properties. The Company funded mortgage loans with an aggregate principal balance of $2,418,164 during the nine months ended September 30, 1994. During this period, the Company sold or securitized mortgage loans with an aggregate principal balance of $2,765,350.

In the nine months ended September 30, 1994, the Company recognized net gains of $15,706 on securitizations and sales of mortgage loans. Additionally, during the nine months ended September 30, 1994, the Company deferred gains of $2,823 related to securitization and sales of adjustable-rate mortgage loans that are convertible to a fixed rate. The deferred gain will be recognized as income over the five year optional conversion period. The recognized gain and deferred gain are net of taxes totaling $2,082 for the nine months ended September 30, 1994.



NOTE 3--AVAILABLE-FOR-SALE MORTGAGE INVESTMENTS

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. This statement requires that investments in debt and equity securities be classified as either held-to-maturity securities, trading securities, or available-for-sale securities. Held-to-maturity securities are defined as securities that the Company has the positive intent and ability to hold to maturity and are measured at amortized cost. Trading securities are defined as securities that are bought and held principally for the purpose of selling in the near term and are measured at fair value, with unrealized gains and losses included in earnings. Securities not classified as either held-to-maturity securities or trading securities are deemed to be available-for sale securities and are measured at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. The Company has classified all of its mortgage investments as available-for-sale securities.

NOTE 4--ACQUISITION

On September 30, 1994, the Company acquired all of the outstanding common stock of Cram Mortgage Service, Inc., subsequently renamed to Meritech Mortgage Services, Inc. ("Meritech"), for a purchase price of $7,188. The Company will use mortgage loan servicing capabilities provided by Meritech to service a portion of the mortgage loans originated or purchased by the Company.

The purchase price was approximately $7,100. Of this amount, approximately $5,700 was paid in cash with the remaining $1,500 paid through the issuance of a note to the sellers, due in installments through October 1, 1999. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets and liabilities acquired based on their estimated fair values as of the date of acquisition. There was no goodwill as a result of the purchase. Meritech's results of operations are not material to the Company's consolidated financial statements and pro forma financial information has therefore not been presented.

NOTE 5--SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS
INFORMATION

	                                     Nine months ended September 30,
	                                                1994       1993

Cash paid for interest	                       $ 126,877		$ 89,838

Supplemental disclosure of non-cash activities:
    Purchase of collateral for CMOs	          $ (54,204)		  $   -
    Assumption of CMOs	                          52,314		       -
    Purchase of CMOs, net	                   $   (1,890)	   $   -




Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
	RESULTS OF OPERATIONS

	Resource Mortgage Capital, Inc. (the "Company") originates, purchases, services and securitizes residential mortgage loans (collectively, the "mortgage operations") and invests in a portfolio of residential mortgage securities. The Company's primary strategy is to use its mortgage operations to create investments for its portfolio. The Company's principal sources of income are net interest income on its investment portfolio, gains on the securitization and sale of mortgage loans and the interest spread realized while the mortgage loans are being accumulated for sale or securitization.

	The Company's net income on a per share basis has declined in 1994 primarily as a result of the rapid increase in interest rates and the resulting lower level of overall mortgage loan originations in the market. As a result of the rapid increase in interest rates during 1994, the Company has experienced a decrease in the net spread earned on the adjustable-rate mortgage securities, which constitute a significant portion of the portfolio of mortgage investments. Lower anticipated mortgage loan origination volume is expected to further reduce the gain on securitization or sale of mortgage assets during the remainder of 1994. The Company expects this adverse environment to continue into 1995 and likely result in a reduction of the Company's dividend.

Results of Operations

	                              Three Months Ended			Nine Months Ended
(amounts in thousands except
per share 	                      September 30,           September 30,
 information)	                     1994		1993			           1994		1993

Net margin on mortgage assets	   $ 12,567		$ 11,356			$37,390		$ 32,460
Net gain on sale of mortgage assets	5,949		7,761			    22,508		18,641
General and administrative expenses	5,397		4,033			    16,530		10,251
Net income	                        12,952		13,846			   43,821		38,904
Net income per share	                0.65		  0.80			   2.22		  2.31

Principal balance of mortgage loans funded
                                  574,498	1,192,012			2,418,164		2,903,107

Three Months Ended September 30, 1994 Compared to Three Months
September 30, 1993   The decrease in the Company's earnings during
the three months ended September 30, 1994 as compared to the same period in 1993 is primarily the result of the decrease in the gain on sale of mortgage assets and an increase in general and administrative expenses which offset the increase in net margin.

	Net margin on mortgage assets increased to $12.6 million for the three months ended September 30, 1994 from $11.4 million for three months ended September 30, 1993. This increase resulted primarily from the overall growth of the portfolio partially offset by a decrease in the net interest spread on the portfolio from 1.45% for the three months ended September 30, 1993 to 1.16% for the three months ended September 30, 1994.

	The gain on sale of mortgage assets decreased to $5.9 million for the three months ended September 30, 1994 from $7.8 million for the three months ended September 30, 1993. This decrease resulted primarily from lower mortgage loan funding levels by the Company as a result of a decrease in overall mortgage loan originations in the market. Lower funding levels resulted in lower gain on sale relating to loans securitized or sold.



	The Company incurred $5.4 million of general and administrative expenses for the three months ended September 30, 1994 as compared with $4.0 million during the three months ended September 30, 1993. The increase in general and administrative expenses is due primarily to the development of the Company's mortgage loan origination capabilities and the growth of the underwriting and risk management departments in late 1993 and early 1994. The underwriting and risk management departments were expanded when the Company began purchasing mortgage loans without a commitment for mortgage pool insurance in 1993. General and administrative expenses of $5.4 million for the three months ended September 30, 1994 represents a 14% decline as compared with $6.3 million for the three months ended June 30, 1994. The Company will continue to take steps to control general and administrative expenses in line with the lower volume of mortgage loan fundings.

Nine Months Ended September 30, 1994 Compared to Nine Months
September 30, 1993   The increase in the Company's earnings for
the nine months ended September 30, 1994 as compared to the same period in 1993 is primarily the result of the increase in net margin on mortgage assets and the increase in the net gain on sale of mortgage assets, partially offset by an increase in general and administrative expenses.

	Net margin on mortgage assets increased to $37.4 million for the nine months ended September 30, 1994 from $32.5 million for the nine months ended September 30, 1993. This increase resulted primarily from the overall growth of the portfolio partially offset by a decrease in the net interest spread on the portfolio from 1.37% for the nine months ended September 30, 1993 to 1.23% for the nine months ended September 30, 1994.

	The gain on sale of mortgage assets increased to $22.5 million for the nine months ended September 30, 1994 from $18.6 million for the nine months ended September 30, 1993. This increase resulted from an increase in the gain on sale of mortgage assets from the Company's portfolio. As part of its ongoing portfolio management strategy, from time to time the Company may sell mortgage assets from its portfolio.

	The increase in earnings was partially offset by an increase in general and administrative expenses. The Company incurred $16.5 million of general and administrative expenses for the nine months ended September 30, 1994 as compared with $10.3 million during the nine months ended September 30, 1993. The increase in general and administrative expenses is due primarily to the development of the Company's mortgage loan origination capabilities and the growth of the underwriting and risk management departments in late 1993 and early 1994. The underwriting and risk management departments were expanded when the Company began purchasing mortgage loans without a commitment for mortgage pool insurance in 1993.



	The following tables summarize the average balances of the Company's interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

Average Balances and Effective Interest Rates
	             Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands)	1994		  1993		                    1994		1993

Interest-earning assets : (1)
   Collateral for CMOs (2)
$    374,204		9.06	%		$398,468		9.11	%		$    375,597		8.98	%	$452,843		9.19	%
   Adjustable-rate mortgage securities
   2,433,875		5.69	  1,553,817		4.89 			   2,229,197		5.16		1.452,307		5.02
   Fixed-rate mortgage securities
	    204,647 	7.14	    177,895		6.74			      206,888		7.32		  175,470		7.34
   Other mortgage securities
	     70,561		24.30			41,238	  21.53			        74,350		18.32		37,955	 20.34
   Mortgage warehouse lines of credit
      40,091		7.06	  111,294		  5.13			         76,075		6.10		102,081		5.02
          Total portfolio-related assets
   3,123,378		6.63			2,282,712		6.09			    2,962,107		6.15		2,220,656		6.32
   Mortgage loans in warehouse
     470,013		6.94			609,886	   5.92			      557,643		6.29		399,569	   6.29
          Total interest-earning assets
	$ 3,593,391		6.67	%	$ 2,892,59		6.05%		$  3,519,750		6.17	 $ 2,620,225	6.3	%

Interest-bearing liabilities:
   Portfolio-related liabilities:
     CMOs
$    376,187		8.38	%		$   404,415	8.45	%		$   381,898		8.26	%	$459,898		8.52	%
     Repurchase agreements:
         Adjustable-rate mortgage securities
   2,275,294		4.96			1,465,221		3.57			     2,117,803		4.29		1,358,392		3.59
         Fixed-rate mortgage securities
     188,617		5.35			168,656		5.24			         195,186		5.19		163,592		4.82
         Other mortgage securities
       5,089		5.11			  4,596		3.74			            6,431		4.17		5,582		3.75
     Commercial paper
	     35,133		4.71			104,186		3.27			           69,724		3.82		96,405		3.26
            Total portfolio-related liabilities
	   2,880,320		5.43			2,147,074		4.61			2,771,042		4.89		2,083,869   4.76
   Warehouse-related liabilities:

     Repurchase agreements
      356,967		5.63			444,114	 4.42			         420,386		4.95		252,889	4.52
     Notes payable
	      77,187		8.10			  81,730		5.53	            70,963		7.03		85,800		5.65
           Total warehouse-related liabilities
	     434,154		6.07			 525,844		4.59			         491,349  5.25  338,689	4.80
           Total interest-bearing liabilities
	$ 3,314,474	5.5	% $ 2,672,918 4.60	% $ 3,262,391  4.94% 	 2,422,557		4.76	%
Net interest spread
			         1.16					         1.45%				              1.23%				      1.56%
Net yield on average interest earning assets
            1.58% 		           1.80% 				            1.59 %			      1.91%

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $6,939 and $15,345 for the three months ended September 30, 1994 and September 30, 1993, respectively and $7,554 and $17,632 for the nine months ended September 30, 1994 and September 30, 1993, respectively.



	The decrease in net interest spread is primarily the result of the decrease in the spread on adjustable-rate mortgage securities. Adjustable-rate mortgage securities reset throughout the year, generally on a semiannual basis. These securities are generally subject to certain periodic and lifetime interest rate caps. Due to the nature of the periodic caps, semiannual rate increases are generally limited to 1%. As a result of the rapidly increasing interest rate environment during the first nine months of 1994, the interest rate on certain repurchase borrowings increased at a faster rate than the interest rate earned on the adjustable-rate mortgage securities which collateralize these borrowings, decreasing the net interest spread on these securities.
Additionally, the decrease in the spread on adjustable-rate mortgage securities resulted from the increase in securities retained in the portfolio during late 1993 and early 1994 with low initial pass-through rates (i.e., a "teaser rate"). As of September 30, 1994, adjustable-rate mortgage securities in the Company's portfolio were "teased" approximately 1.50% on a weighted average basis. In future periods the rate the Company earns on adjustable-rate securities will increase approximately
0.50% during each three month period until these securities become fully indexed. The spread on adjustable-rate mortgage securities may increase to the extent the rates on the related repurchase borrowings increase slower than the resets on these securities. Conversely, the spread on these securities could decrease further should the rates on the related repurchase borrowings continue to increase faster than the interest rates reset on these securities.

Portfolio Activity

	The Company's investment strategy is to create a diversified portfolio of mortgage securities that in the aggregate generate stable income in a variety of interest rate and prepayment rate environments and preserve the capital base of the Company.
However, the rapid increase in short term interest rates has reduced the portfolio income since the first quarter of 1994, and further rapid increases in short term interest rates could lead to further reductions in portfolio income. In addition, the increase in interest rates has reduced the market value of the Company's mortgage assets to an amount which is approximately $19,157 below the Company's basis in such assets.

	The Company has pursued its strategy of concentrating on its mortgage operations to create investments with attractive yields and to benefit from potential gains on sale or securitization. In many instances the Company's investment strategy involves not only the creation or acquisition of the asset, but also the related borrowing to finance a portion of that asset.

Three Months Ended September 30, 1994 Compared to Three Months
Ended September 30, 1993   The net margin on the Company's
portfolio of mortgage investments increased to $11.2 million for the three months ended September 30, 1994 from $8.4 million for the three months ended September 30, 1993. This increase resulted from the overall growth of mortgage assets partially offset by a decrease in the net interest spread on the portfolio.

	The size of the Company's portfolio of mortgage investments at September 30, 1994 has increased as compared to September 30, 1993, through the addition of investments created through the Company's mortgage operations and the purchase of mortgage investments. During the three months ended September 30, 1994, the Company added approximately $7.5 million principal amount of adjustable-rate mortgage securities and $3.5 million of other mortgage securities to its portfolio through its mortgage operations. Also during the three months ended September 30, 1994, the Company purchased approximately $241.7 million principal amount of adjustable-rate mortgage securities, $10.9 million principal amount of fixed-rate mortgage securities, $1.9 million of other mortgage securities and $16.9 million of collateral for CMOs, net of $16.7 million of associated borrowings, for its portfolio. A portion of these securities were financed through repurchase agreements with investment banking firms.
Additionally, during the three months ended September 30, 1994, the Company sold $3.2 million of other mortgage securities from its portfolio. During the three months ended September 30, 1993, the Company sold $72.5 million principal amount of adjustable-rate mortgage securities from its portfolio. The Company realized net gains of $2.3 million and $0.2 million on the sale of mortgage securities for the three months ended September 30, 1994 and 1993, respectively.



Nine Months Ended September 30, 1994 Compared to Nine Months Ended
September 30, 1993   	The net margin on the Company's portfolio of
mortgage investments increased to $30.7 million for the nine months ended September 30, 1994 from $25.8 million for the nine months ended September 30, 1993. This increase resulted from the overall growth of mortgage assets partially offset by a decrease in the net interest spread on the portfolio.

	The size of the Company's portfolio of mortgage investments at September 30, 1994 has increased as compared to September 30, 1993, through the addition of investments created through the Company's mortgage operations and the purchase of mortgage investments. During the nine months ended September 30, 1994, the Company added approximately $532.4 million principal amount of adjustable-rate mortgage securities, $0.9 million principal amount of fixed-rate mortgage securities and $15.3 million of other mortgage securities to its portfolio through its mortgage operations. Also during the nine months ended September 30, 1994, the Company purchased approximately $274.0 million principal amount of adjustable-rate mortgage securities, $34.3 million principal amount of fixed-rate mortgage securities, $21.7 million of other mortgage securities and $54.2 million of collateral for CMOs, net of $52.3 million of associated borrowings, for its portfolio. A portion of these securities were financed through repurchase agreements with investment banking firms.
Additionally, during the nine months ended September 30, 1994, the Company sold $55.5 million principal amount of adjustable-rate securities and $21.2 million of other mortgage securities from its portfolio. During the nine months ended September 30, 1993, the Company sold $75.1 million principal amount of adjustable-rate mortgage securities and $187.4 million of fixed-rate mortgage securities from its portfolio. The Company realized net gains of $6.8 million and $1.4 million on the sale of mortgage securities for the nine months ended September 30, 1994 and 1993, respectively.

	The Company provides mortgage warehouse lines of credit to various mortgage companies. The Company's obligations under such lines of credit are funded by bank lines of credit or by repurchase agreements. As of September 30, 1994, the Company had $48.0 million of such lines of credit outstanding and had advanced $17.7 million pursuant to such lines of credit.

Mortgage Operations

	The Company acts primarily as an intermediary between the originators of mortgage loans and the permanent investors in the mortgage loans or the mortgage-related securities backed by such mortgage loans. The Company also originates and services single-family mortgage loans and originates multi-family mortgage loans. Through its mortgage operations, the Company purchases mortgage loans from approved sellers, primarily mortgage companies, savings and loan associations and commercial banks and originates mortgage loans directly. When a sufficient volume of mortgage loans is accumulated, the Company sells or securitizes these mortgage loans through the issuance of CMOs or pass-through securities. During the accumulation period, the Company finances its purchases of mortgage loans through warehouse lines of credit or through repurchase agreements.

The following table summarizes mortgage operations activity for the three months and nine months ended September 30, 1994 and 1993.

                        	Three Months Ended		Nine Months Ended
	                           September 30,      September 30,
(amounts in thousands)	  1994		   1993           1994   		1993

Principal amount of loans funded
                       	 574,498 		$1,192,012		$ 2,418,164		$2,903,107
Principal amount securitized or sold
                         414,005		    882,765		2,765,350		2,394,657
Investments added to portfolio from mortgage operations,
   net of associated borrowings
                           4,245		      24,598		   47,687		50,963

Three Months Ended September 30, 1994 Compared to Three Months
Ended September 30, 1993   The decrease in the funding volume of
mortgage loans for the three months ended September 30, 1994 as compared to the three months ended September 30, 1993 is a result of the lower overall mortgage loan originations in the market.
The gain on securitizations and sales of mortgage loans decreased to $3.6 million for the three months ended September 30, 1994 from $7.6 million for the three months ended September 30, 1993, resulting primarily from this lower funding volume.

Nine Months Ended September 30, 1994 Compared to Nine Months Ended
September 30, 1993   The decrease in the funding volume of
mortgage loans for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993 is a result of the lower overall mortgage loan originations in the market.
The gain on securitizations and sales of mortgage loans decreased to $15.7 million for the nine months ended September 30, 1994 from $17.2 million for the nine months ended September 30, 1993, resulting primarily from increased competition in the market and lower funding volume.

	During 1994, the Company began originating certain single-family mortgage loans through a network of mortgage brokers. As the Company developed these mortgage loan origination capabilities, general and administrative expenses have increased. The Company plans to securitize these new loan products through the issuance of CMOs, and, therefore, no gain on sale will be recognized on these securitizations. Instead, profits from these securitizations will be recognized over time as part of net margin income. This strategy, which is consistent with the Company's goal of increasing its net margin income, will have a negative impact on earnings during 1994 and 1995. With respect to purchased mortgage loans, the Company will generally continue its strategy of either selling these loans in whole loan form or securitizing them using a senior subordinated structure. The Company will recognize a gain or loss on sale of mortgage assets as a result of such sales or securitizations.

	During the third quarter of 1994, the Company acquired a mortgage servicing company with a servicing portfolio of approximately $600 million. Through this acquisition, the Company plans to service a portion of the mortgage loans it originates or purchases as discussed above. The addition of this servicing capability gives the Company complete control over the entire mortgage process on originated mortgage loans, from underwriting and origination to servicing and securitization.

Other Matters

	The Company has limited exposure to losses due to fraud resulting from the origination of a mortgage loan. The Company has established a loss allowance for such losses. An estimate for such losses is made at the time loans are sold or securitized, and the loss allowance is adjusted accordingly. This estimate is based on management's judgement and the allowance is evaluated periodically. At September 30, 1994 the allowance totaled $4.3 million and was included in other liabilities.

	During the third quarter of 1994 the Company moved its corporate offices to the Richmond, Virginia area. The Company's operations had previously been located in this area and the move is intended to enhance communication and interaction between the corporate and operations functions.

	The Company and its qualified REIT subsidiaries (collectively "Resource REIT") have elected to be treated as a real estate investment trust for federal income tax purposes, and therefore is required to distribute annually substantially all of its taxable income. Resource REIT estimates that its taxable income for the nine months ended September 30, 1994 was approximately $42.5 million. Taxable income differs from the financial statement net income which is determined in accordance with generally accepted accounting principles.

Liquidity and Capital Resources

	The Company uses its cash flow from operations, issuance of CMOs or pass-through securities, other borrowings and capital resources to meet its working capital needs. Historically, these sources of cash flow have provided sufficient liquidity for the conduct of the Company's operations. However, given the decline in the market value during 1994 of the Company's mortgage assets, primarily related to the decline in the market value of its adjustable-rate mortgage securities, the Company's available liquidity has been reduced. To the extent the market value of the Company's mortgage assets continues to decline, the Company may be forced to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.



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

	The Company borrows funds on a short-term basis to support the accumulation of mortgage loans prior to the sale of such mortgage loans or the issuance of mortgage securities. These short-term borrowings consist of the Company's warehouse lines of credit and repurchase agreements and are paid down as the Company securitizes or sells mortgage loans. The Company has a $150 million credit facility, which also allows the Company to borrow up to $30 million on an unsecured basis for working capital purposes. This credit facility expires in February 1995. The Company also has various committed repurchase agreements totaling $425 million.
These facilities mature in June and September 1995. The Company has arranged separate financing for the origination of multi-family mortgage loans for up to $75 million. The Company expects that these credit facilities will be renewed if necessary, at their respective expiration dates, although there can be no assurance of such renewal. At September 30, 1994 the Company had borrowed $421.7 million under these credit facilities. The lines of credit contain certain financial covenants which the Company met as of September 30, 1994. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

	The Company finances adjustable-rate mortgage securities and certain other mortgage assets through repurchase agreements. Repurchase agreements allow the Company to sell mortgage assets for cash together with a simultaneous agreement to repurchase the same mortgage assets on a specified date for an increased price, which is equal to the original sales price plus an interest component. At September 30, 1994, the Company had outstanding obligations of $2.6 billion under such repurchase agreements, of which $2.4 billion, $192.5 million and $7.2 million were secured by adjustable-rate mortgage securities, fixed-rate mortgage securities and other mortgage securities, respectively. Increases in either short-term interest rates or long-term interest rates could negatively impact the valuation of these mortgage assets and may limit the Company's borrowing ability or cause various lenders to initiate margin calls. Additionally, certain of the Company's adjustable-rate mortgage securities are AA or AAA rated classes that are subordinate to related AAA rated classes from the same series of securities. Such AA or AAA rated classes have less liquidity than securities that are not subordinated, and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying mortgage loans. As a result of such a downgrade of an insurer, or the deterioration of the credit quality of the underlying mortgage collateral, the Company may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses.

	A substantial portion of the assets of the Company are pledged to secure indebtedness incurred by the Company. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of the Company in the event of the Company's liquidation, except to the extent that the value of such assets exceeds the amount of the indebtedness they secure.

	On October 14, 1994 the Company issued $50 million in notes maturing between 1999 and 2001. The proceeds from this issuance were used to provide additional liquidity.

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




							RESOURCE MORTGAGE CAPITAL, INC.


							By:
							   Thomas H. Potts,
                President
							   (authorized officer of registrant)






							   Lynn K. Geurin,
           Executive Vice
							   President and Chief Financial Officer
							   (principal accounting officer)

Dated:  November 14, 1994