Form 10-Q/A
period 1994-09-30
RESOURCE MORTGAGE CAPITAL INC/VA
filed 1994-11-23
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Dated:  November 23, 1994

Exhibit Index

Exhibit 99.1  Analysis of Projected Yield