Form 10-K405
RESOURCE MORTGAGE CAPITAL INC/VA
filed 1995-03-31
CIK 826675

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                         FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994
                              OR
[x]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number  1-9819

              RESOURCE MORTGAGE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

             Virginia                 52-1549373
(State or other jurisdiction
of incorporation or organization)   (I.R.S. Employer I.D. No.)

2800 East Parham Road, Richmond, Virginia         23228
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (804) 967-5800

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value             New York Stock Exchange
	Title of each class    Name of each exchange on which registered

  Securities registered pursuant to Section 12(g) of the Act: (Title of class) NONE

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.		Yes XX   No___

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

	As of January 31, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately
$258,457,323 (19,323,912 shares at a closing price on The New York
Stock Exchange of $13 3/8).  Common stock outstanding as of January
31, 1995 was 20,078,013 shares.

DOCUMENTS INCORPORATED BY REFERENCE

	Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 1994, are incorporated by reference into Part III.



RESOURCE MORTGAGE CAPITAL, INC.
1994 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PAGE

PART I

Item 1.  BUSINESS..............................................3

Item 2.  PROPERTIES............................................10

Item 3.  LEGAL PROCEEDINGS.....................................10

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...10

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS.......................11

Item 6.  SELECTED FINANCIAL DATA...............................12

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........13

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........20

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE................20

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...20

Item 11.  EXECUTIVE COMPENSATION...............................20

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT..............................21

Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........21

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K..............................21



Item 1.	BUSINESS

General

   Resource Mortgage Capital, Inc. ("the Company"), incorporated in Virginia in 1987, originates, purchases, securitizes and services residential mortgage loans (collectively "mortgage operations") and invests in a portfolio of residential mortgage securities. The Company's primary strategy is to use its mortgage operations to create investments for its portfolio. The Company's principal sources of income are net interest income on its investment portfolio, gains on the securitization and sale of mortgage loans and the interest spread realized while the mortgage loans are being accumulated for sale or securitization. The Company and its wholly-owned subsidiaries elect to be taxed as a real estate investment trust.

Mortgage Operations

   The mortgage loans funded through the Company's mortgage operations are originated by the Company or by various sellers that meet the Company's qualification criteria. These sellers include savings and loan associations, banks, mortgage bankers and other mortgage lenders. The Company funds mortgage loans secured by residential properties throughout the United States.

   Substantially all of the mortgage loans funded through the mortgage operations are "nonconforming" mortgage loans. Nonconforming mortgage loans will not qualify for purchase by Federal Home Loan Mortgage Association ("FHLMC") or Federal National Mortgage Association ("FNMA") or for inclusion in a loan guarantee program sponsored by Government National Mortgage Association ("GNMA"). Nonconforming mortgage loans generally are originated based upon different underwriting criteria than are required by the federal agencies' programs (i.e. "non-conforming credit profile") or have outstanding principal balances in excess of the program guidelines of these federal agencies. A borrower with a non-conforming credit profile cannot easily qualify for a loan from the federal agencies for reasons other than loan size. The maximum principal balance of a conforming loan as of March 31, 1995 is $203,150 for FHLMC and FNMA. Such non-conforming loans may have higher risks than conforming mortgage loans due to their lower liquidity, different underwriting or qualification criteria, and higher loan balances. The average principal balance of loans funded through the Company's mortgage operations during 1994 was $170,700.

   Mortgage loans funded by the Company in its mortgage operations are secured by single (one-to-four) family residential properties and have either fixed or adjustable interest rates. Fixed-rate mortgage loans generally have a constant interest rate over the life of the loan, primarily 15 or 30 years. In addition, fixed-rate mortgage loans funded by the Company may also have a fixed interest rate for the first 3, 5, or 7 years and an interest rate which adjusts at six or twelve month intervals thereafter, subject to periodic and lifetime interest rate caps. Adjustable-rate mortgage ("ARM") loans provide for the periodic adjustment to the rate of interest equal to the sum of a fixed margin and an index, generally subject to certain periodic and lifetime interest rate caps.

   The Company has two primary methods for sourcing mortgage loans funded through its mortgage operations. Mortgage loans funded through the Company's wholesale operations are originated through a network of mortgage loan brokers. Mortgage loans funded through the Company's correspondent operations are purchased from a network of approved sellers, including mortgage companies, banks, thrifts and other lending institutions.

   The Company established its mortgage loan wholesale origination capability in 1994. Mortgage loans originated by the Company through its wholesale operations are sourced by independent brokers and underwritten and closed by the Company. This method allows the Company to be directly involved in origination process of the loan, but without the direct cost and overhead of a retail branch operation. The Company's mortgage loan wholesale operation targets borrowers with a non-conforming credit profile. As an approved mortgage loan originator, the Company is subject to various federal and state regulations. A violation of such regulations may result in the Company losing its ability to originate mortgage loans in the respective jurisdiction.



   The Company sets prices at least once every business day for loans either originated through the wholesale operations or purchased through the correspondent operations. The prices posted may be for immediate delivery of the mortgage loans or for subsequent delivery (such as within 30, 60 or 90 days). Prices vary depending upon the loans' features and characteristics, such as loan-to-value ratio and insurance coverage. The Company generally issues a commitment to fund one or more mortgage loans for a specific period of time at an established price and yield, in a specified principal amount.

   During the mortgage loan accumulation period prior to sale or securitization, which is typically 60 to 90 days, the Company is exposed to risks of interest rate fluctuations and may enter into hedging transactions to reduce the change in value of such mortgage loans caused by changes in interest rates. Gains and losses on these hedging transactions are deferred as an adjustment to the carrying value of the related mortgage loans until the mortgage loans are sold. This strategy is designed to reduce the decline in value of the commitments, as well as loans in inventory, when interest rates increase, and will reduce the increase in value of the commitments, as well as loans in inventory, when interest rates decrease. The Company is also at risk for credit losses on mortgage loans in inventory during the accumulation period.

	When a sufficient volume of mortgage loans is accumulated, the Company may elect to sell a pool of mortgage loans directly to an investment banking firm or to securitize such pool of mortgage loans through the issuance of mortgage securities. During 1994, the Company sold $0.6 billion directly to investment banking firms as whole loans and securitized $2.5 billion through the issuance of mortgage securities. The mortgage-backed securities are structured so that substantially all of the securities are rated in one of the two highest rating categories (i.e. AA or AAA) by at least one of the nationally recognized rating agencies. Mortgage-backed securities issued by the Company are not generally guaranteed by the federal agencies. Each series of mortgage securities is expected to be fully payable from the collateral pledged to secure the series. It is expected that the recourse of investors in the series generally will be limited to the collateral underlying the securities. Except in the case of a breach of the standard representations and warranties made by the Company when loans are sold or securitized, the securities are non-recourse to the Company.

   The Company may securitize mortgage loans funded through its mortgage operations by issuing collateralized mortgage obligations ("CMOs") or pass-through securities. The Company recognizes a gain or loss on the issuance and sale of a pass-through security, while no gain or loss is recognized on the issuance of CMOs, as CMOs represent the issuance of a debt security. Credit enhancement for these securities may take the form of over-collateralization, subordination, reserve funds, pool insurance, bond insurance, or any combination of the foregoing. The Company strives to use the most cost effective security structure and form of credit enhancement available at the time of securitization.

   Regardless of the form of credit enhancement, the Company may retain a limited portion of the direct credit risk after securitization, including the risk of loss related to hazards not covered under standard hazard insurance policies. Such credit loss exposure is generally limited to an amount equal to a fixed percentage of the principal balance of the pool of mortgage loans at the time of securitization. Additionally, the Company may be contingently exposed to losses due to fraud during the origination of a mortgage loan if the originator of such mortgage loan defaults on its repurchase obligation. The Company has established discounts and reserves for estimated expected losses related to these various risks. The Company's results will be negatively impacted in future periods to the extent actual losses exceed the amount of such discounts and reserves.

   Over-collateralization is generally used in conjunction with bond insurance in the issuance of CMOs. Losses are first applied to the over-collateralization amount, and any losses in addition to that amount would be borne by the bond insurer or holders of the CMOs. The Company retained $4.7 million in principal amount of over-collateralization in 1994, representing 6% of the pool of mortgage loans pledged to secure the CMOs issued by the Company. The Company generally receives an excess yield on the mortgage loans relative to the yield on the CMOs to compensate the Company for retaining such loss exposure.



   Subordination is generally used in conjunction with the issuance of pass-through securities, and may also be used in conjunction with reserve funds, pool insurance and bond insurance. The credit risk is concentrated in the subordinated classes (which may partially be credit enhanced with reserve funds or pool insurance) of the securities, thus allowing the senior classes of the securities to receive the higher credit ratings. To the extent credit losses are greater than expected (or exceed the protection provided by any reserve funds or pool insurance), the holders of the subordinated securities will experience a lower yield (which may be negative) than expected on their investments. The Company retained certain subordinated securities in 1994, representing 1% of the total principal amount of senior/subordinated securities securitized by the Company. The Company recorded discounts at the date of issuance on these securities representing the expected exposure to credit losses. At December 31, 1994 the Company's net investment in such securities totaled $2.7 million.

   As mentioned above, the Company may use mortgage pool insurance and reserve funds for credit enhancement. Mortgage pool insurance is currently less available as a form of credit enhancement than it had been in the past. Credit losses covered by the pool insurance policies are borne by the pool insurers to the limits of their policies and by the security holders if losses exceed those limits.
To the extent a loan is to be covered by mortgage pool insurance, the Company may rely upon the credit review and analysis of each loan, which is performed by the mortgage insurer, in deciding to fund the mortgage loan. After these loans are securitized, the Company has only limited exposure to losses not covered by pool insurance, resulting primarily from special hazard risks and fraud during the origination of a mortgage loan. The Company has established reserve funds to cover risks not covered by the pool insurance policies, or to cover credit risks on loans not covered by pool insurance. The Company has established discounts and reserves for these potential losses. The balances of these discounts and reserves totaled $22.8 million at December 31, 1994.

   The following table summarizes mortgage loan delinquency information where the Company is exposed to credit risk (other than credit risk due to potential losses resulting from fraud or special hazards).

                           Securitized       Mortgage
                             mortgage        loans in
(dollars in thousands)         loans         warehouse   Total
60 to 89 days:
    Number of loans             4               7         1
    Principal amount        $ 341         $ 1,709  $  2,050
90 days and over including
REO and loans in foreclosure:
    Number of loans             2              10        12
    Principal amount        $ 274         $ 1,184  $  1,458
Total:
    Number of loans             6              17        23
    Principal amount        $ 615         $ 2,893    $ 3,508

   Discounts and reserves established by the Company for estimated potential credit losses as well as losses due to fraud and special hazard aggregated $36.0 million at December 31, 1994.

   During 1994, the Company established, through an acquisition, the capability to service mortgage loans funded through its mortgage operations. If the Company retains a portion of the credit risk on a pool of mortgage loans after securitization, it will generally directly service these loans in an effort to better manage its credit exposure. As of December 31, 1994, the Company serviced $770 million in mortgage loans, of which $215 million related to loans on which the Company retained a portion of the credit risk. The Company expects to be servicing over $1 billion in mortgage loans by the end of 1995 as the Company retains the servicing on a portion of the loans funded.



   The following schedule summarizes the principal balances as of the respective funding dates for mortgage loans funded through the Company's mortgage operations during the year ended December 31, 1994.

(amounts in thousands)
Single-family :
    Fixed-rate:
        3-year                         $     13,696
       15-year                             119,115
       30-year                               409,711
          Total fixed-rate                   542,522
    Adjustable-rate:
       1-month LIBOR                          15,808
       3-month LIBOR                         181,892
       6-month LIBOR                       1,847,167
       1-year Constant Maturity Treasury     253,428
          Total adjustable-rate	            2,298,295
            Total single-family           2,840,817

Multi-family:
    25-year fixed-rate                        20,626
          Total mortgage loans funded    $ 2,861,443

Portfolio of Mortgage Investments

   The Company's investment strategy is to create a diversified portfolio of mortgage securities that in the aggregate generates stable income for the Company in a variety of interest rate environments and preserves the capital base of the Company. The Company creates the majority of the investments for its portfolio by retaining a portion of the mortgage securities or other assets that are generated from its mortgage operations. By pursuing these strategies, the Company believes it can structure the portfolio to have more favorable yields in a variety of interest rate environments than if it purchased mortgage investments in the market, although there can be no assurance that the Company will be successful in accomplishing this strategy. Included in the Company's portfolio of mortgage investments are ARM securities, collateral for CMOs, fixed-rate securities, other mortgage securities and mortgage warehouse lines of credit. To the extent the Company retains a portion of the credit risk on securities in the portfolio, the Company generally will service the underlying mortgage loans to better manage this risk.

   The majority of the Company's portfolio is comprised of investments in ARM securities. The Company increases the yield on these investments by pledging the ARM securities as collateral for repurchase agreements. The interest rates on the majority of the Company's ARM securities reset every six months, and the rates are subject to both periodic and lifetime limitations ("caps").
Generally, the repurchase agreements have terms that range from 30 to 180 days, and the interest rates are not subject to the periodic and lifetime limitations. Thus, the yield on the ARM investments could decline if the spread between the yield on the ARM security versus the interest rate on the repurchase agreement was to be reduced. To mitigate this risk, the Company (i) has established a reserve to hedge against the impact on earnings when the spread is reduced, and (ii) has purchased interest rate cap agreements to reduce the risk of the lifetime interest rate limitation on the ARM securities.

   Another segment of the Company's portfolio consists of net investments in CMOs. The net margin on CMOs is derived primarily from the difference between the cash flow generated from the CMO collateral, and the amounts required for payment on the CMOs and administrative expenses. The CMOs are non-recourse to the Company. The Company's yield on its investment in CMOs is affected primarily by changes in prepayment rates; such yield will decline with an increase in prepayment rates, and the yield will increase with a decrease in prepayment rates.



   Fixed-rate mortgage securities consist of securities that have a fixed-rate of interest for specified periods of time. Certain fixed-rate mortgage securities have a fixed interest rate for the first 3, 5, or 7 years and an interest rate that adjusts at six or twelve month intervals thereafter, subject to periodic and lifetime interest rate caps. The Company's yields on these securities are primarily affected by changes in prepayment rates; such yield will decline with an increase in prepayment rates, and the yield will increase with a decrease in prepayment rates. The Company generally borrows against its fixed-rate mortgage securities, through the use of repurchase agreements. The spread between the interest rate on a repurchase agreement and the interest rate on any fixed-rate security that the Company plans to hold is generally fixed by using an interest rate swap. A portion of fixed-rate mortgage securities in the Company's portfolio may be financed by short-term repurchase agreements on a temporary basis as the Company obtains long-term financing or elects to sell the securities. As a result, the yield on these investments could decline if the spread between the yield on the fixed-rate mortgage securities and the interest rate on the repurchase agreements were to be reduced during this time period.

   Other mortgage securities consist of interest-only securities ("I/O"s), principal-only securities ("P/O"s) and residual interests which were either purchased or created through the Company's mortgage operations. An I/O is a class of a CMO or a mortgage pass-through security that pays to the holder substantially all interest. A P/O is a class of a CMO or a mortgage pass-through security that pays to the holder substantially all principal. Residual interests represent the excess cash flows on a pool of collateral after payment of principal, interest, and expenses of the related mortgage-backed security or repurchase arrangement. Residual interests may have little or no principal amount and may not receive scheduled interest payments. The Company may borrow against its other mortgage securities for working capital purposes. The yields on these securities are affected primarily by changes in prepayment rates, and to a lesser extent, by changes in short-term interest rates.

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

   The Company may enter into transactions to protect its portfolio of mortgage investments and related debt from interest rate fluctuations. Such transactions may include the purchase or sale of interest rate futures, options on interest rate futures and interest rate caps. These transactions are designed to stabilize the portfolio yield profile in a variety of interest rate environments. The Company may also enter into such type of transactions to enhance the yield on its portfolio, although there can be no assurance that such transactions will provide additional income, and could result in losses.

   The Company's portfolio of mortgage assets also includes the investment in mortgage warehouse lines of credit. A mortgage warehouse line of credit provides short-term, revolving financing to a mortgage originator for mortgage loans during the time period from settlement until the mortgage loan is sold to a permanent investor. The Company's obligations under such lines of credit are funded by bank lines of credit or by repurchase agreements.

Federal Income Tax Considerations

General

   The Company and its qualified REIT subsidiaries (collectively "Resource REIT") believes it has complied, and intends to comply in the future, with the requirements for qualification as a REIT under the Internal Revenue Code (the "Code"). To the extent that Resource REIT qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed to shareholders. However, a subsidiary of the Company, which conducts the mortgage operations and is included in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP"), is not a qualified REIT subsidiary. Consequently, all of the nonqualified REIT subsidiary's taxable income is subject to federal and state income taxes.



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

   Resource REIT's failure to satisfy certain Code requirements could cause the Company to lose its status as a REIT. If Resource REIT failed to qualify as a REIT for any taxable year, it would be subject to federal income tax (including any applicable minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders. As a result, the amount of after-tax earnings available for distribution to shareholders would decrease substantially. While the Board of Directors intends to cause Resource REIT to operate in a manner that will enable it to qualify as a REIT in all future taxable years, there can be no certainty that such intention will be realized.

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

Taxation of Distributions by the Company

   Assuming that Resource REIT maintains its status as a REIT, any distributions that are properly designated as "capital gain dividends'' generally will be taxed to shareholders as long-term capital gains, regardless of how long a shareholder has owned his shares. Any other distributions out of Resource REIT's current or accumulated earnings and profits will be dividends taxable as ordinary income. Shareholders will not be entitled to dividends-received deductions with respect to any dividends paid by Resource REIT. Distributions in excess of Resource REIT's current or accumulated earnings and profits will be treated as tax-free returns of capital, to the extent of the shareholder's basis in his shares, and as gain from the disposition of shares, to the extent they exceed such basis. Shareholders may not include on their own tax returns any of Resource REIT ordinary or capital losses. Distributions to shareholders attributable to "excess inclusion income'' of Resource REIT will be characterized as excess inclusion income in the hands of the shareholders. Excess inclusion income can arise from Resource REIT's holdings of residual interests in real estate mortgage investment conduits and in certain other types of mortgage-backed security structures created after 1991. Excess inclusion income constitutes unrelated business taxable income ("UBTI'') for tax-exempt entities (including employee benefit plans and individual retirement accounts), and it may not be offset by current deductions or net operating loss carryovers. In the unlikely event that the Company's excess inclusion income is greater than its taxable income, the Company's distribution would be based on the Company's excess inclusion income. In 1994 the Company's excess inclusion income was approximately 24% of its taxable income. Although Resource REIT itself would be subject to a tax on any excess inclusion income that would be allocable to a "disqualified organization'' holding its shares, Resource REIT's by-laws provide that disqualified organizations are ineligible to hold Resource REIT's shares.

   Dividends paid by Resource REIT to organizations that generally are exempt from federal income tax under Section 501(a) of the Code should not be taxable to them as UBTI except to the extent that (i) purchase of shares of Resource REIT was financed by "acquisition indebtedness'' or (ii) such dividends constitute excess inclusion income.

Taxable Income

   Resource REIT uses the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with GAAP. These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. Additionally, Resource REIT's taxable income does not include the taxable income of its taxable affiliate, although the affiliate is included in the Company's GAAP consolidated financial statements. For the year ended December 31, 1994, Resource REIT's estimated taxable income was approximately $48.4 million.

   A portion of the dividends paid during 1994 was allocated to satisfy 1993 distribution requirements and a portion of the dividends paid in 1995 will be allocated to satisfy 1994 distribution requirements. Of the dividends paid during 1994, approximately 94% represented ordinary income and approximately 6% represented capital gains for federal tax purposes.

Competition

   The Company competes with a number of institutions with greater financial resources in originating and purchasing mortgage loans through its mortgage operations. In addition, in purchasing mortgage assets and in issuing mortgage securities, the Company competes with investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies and other lenders, GNMA, FHLMC and FNMA and other entities purchasing mortgage assets, many of which have greater financial resources than the Company. Additionally, mortgage securities issued relative to its mortgage operations will face competition from other investment opportunities available to prospective purchasers.

Employees

   As of December 31, 1994, the Company had approximately 180 employees.

Item 2.  PROPERTIES

   The Company's executive and administrative offices are located in Richmond, Virginia and the Company's operations offices are located in Glen Allen, Virginia, on properties leased by the Company. The executive and administrative offices are located at 2800 East Parham Road, Richmond, Virginia, 23228.

Item 3.    LEGAL PROCEEDINGS

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

    There were no other material pending legal proceedings, outside the normal course of business, to which the Company was a party or of which any of its property was subject at December 31, 1994.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1994.




PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   The Company's common stock is traded on the New York Stock Exchange under the trading symbol RMR. The Company's common stock was held by approximately 4,970 holders of record as of January 31, 1995. In addition, depository companies held stock for approximately 24,500 beneficial owners. During the last two years, the high and low closing stock prices and cash dividends declared on common stock were as follows:

                                                   Cash Dividends
                                 High       Low       Declared
1994

First quarter                    $ 30     $ 25 1/8      0.52  (1)
Second quarter                  27 1/2      22 1/8      0.78
Third quarter                   25 3/4      20 3/8      0.78
Fourth quarter                  22 3/4       9 1/2      0.68

1993

First quarter                 $ 29 7/8     $ 20 3/8  $  0.50
Second quarter                  28 1/8       26 1/2     0.75
Third quarter                   30 7/8       27 3/4     0.77
Fourth quarter                  32 1/4       28 5/8     1.04  (1)


(1) The $0.26 January 1994 dividend was declared in December 1993 and is included in the dividends for the fourth quarter of 1993.



Item 6   SELECTED FINANCIAL DATA

(amounts in thousands except share data)

Years ended December 31,       1994    1993    1992     1991    1990
Net margin on mortgage assets
                             $46,488 $45,019  $32,655 $22,923 $14,975
Gain on sale of mortgage assets, net of associated costs
                             $25,599 $25,985  $26,991 $10,218 $1,371
Total revenue             $254,359 $198,975 $177,505 $161,229 $140,038
Total expenses             202,102  144,848  139,336  139,593  127,245
Net income                $ 52,257 $ 54,127 $ 38,169 $ 21,636 $ 12,793
Net income per share      $   2.64 $   3.12 $   2.73 $   1.60 $   0.91
Average number of shares outstanding
                19,829,609 17,364,309 13,999,047 13,531,290 14,091,783
Dividends declared per share
                          $   2.76 $   3.06 $   2.60 $   1.53 $   0.74

Return on average shareholders' equity (1)
                             19.2%     25.8%    27.7%    17.9%   10.6%
Principal balance of mortgage loans funded
                $2,861,443 $4,093,714 $5,334,174 $2,491,434  $605,752

As of December 31,          1994     1993     1992     1991     1990
Mortgage Investments: (2)
  Collateral for CMOs   $441,222 $434,698 $571,567 $820,517 $987,856
  Adjustable-rate mortgage securities
                    2,321,388  2,021,196  1,199,911  658,311  223,894
  Fixed-rate mortgage securities
                          194,078   214,128  165,206   22,062  14,741
  Other mortgage securities 64,293   65,625   36,461   53,176  87,825
  Mortgage warehouse lines of credit
                             7,938  156,688  121,624   88,312    -
Total assets     3,600,596  3,726,762  2,239,656  1,829,632  1,412,257
CMO bonds payable (3)      424,800  432,677 561,441   805,493  971,356
Repurchase agreements 2,804,946 2,754,166  1,315,334   637,599 235,553
Total liabilities   3,403,125 3,473,730 2,062,219  1,708,197 1,291,893
Shareholders' equity (1) 270,149  253,032  177,437  121,435  120,364
Number of shares outstanding
                20,078,013 19,331,932 16,507,100 13,542,137 13,529,700
Book value per share (1)  $ 13.45  $ 13.09 $ 10.75  $ 8.97  $ 8.90

(1) Excludes unrealized gain/loss on available-for-sale mortgage securities.
(2) Mortgage investments are shown at fair value as of December 31, 1994 and at amortized cost as of December 31, 1993 and prior.
(3)  This debt is non-recourse to the Company.



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

	Resource Mortgage Capital, Inc. (the "Company") originates, purchases, services and securitizes residential mortgage loans (collectively, the mortgage operations) and invests in a portfolio of residential mortgage securities. The Company's primary strategy is to use its mortgage operations to create investments for its portfolio. The Company's principal sources of income are net interest income on its investment portfolio, gains on the securitization and sale of mortgage loans and the interest spread realized while the mortgage loans are being accumulated for sale or securitization.

	The Company's results were negatively impacted during 1994 by the rapid increase in interest rates and the resulting lower level of overall mortgage loan originations in the market. As a result of the rapid increase in interest rates during 1994, the Company experienced a decrease in the net spread earned on the adjustable-rate mortgage securities, which constitute a significant portion of the portfolio of mortgage investments. Lower anticipated mortgage loan origination volume is expected to substantially reduce the gain on securitization or sale of mortgage assets during 1995.

Results of Operations                  1994         1993       1992
(amounts in thousands except per share information)

  Net margin on mortgage assets    $  46,488   $  45,019  $  32,655
  Net gain on sales                   25,599      25,985     26,991
  General and administrative expenses 21,284      15,211      9,610
  Net income                          52,257      54,127     38,169
  Net income per share                  2.64        3.12       2.73

  Dividends declared                  54,822      53,835     38,197
  Dividends declared per share          2.76        3.06       2.60

  Principal balance of mortgage loans funded
                                    2,861,443   4,093,714  5,334,174

1994 compared to 1993.    The decrease in the Company's net income
during 1994 as compared to 1993 is primarily the result of the increase in general and administrative expenses which offset the increase in net margin.

	Net margin on mortgage assets increased to $46.5 million for 1994 from $45.0 million for 1993. This increase resulted primarily from the overall growth of the portfolio partially offset by a decrease in the net interest spread on the portfolio, from 1.55% for 1993 to 1.15% for 1994.

	The gain on sale of mortgage assets decreased to $25.6 million for 1994 from $26.0 million for 1993. This decrease resulted primarily from lower mortgage loan funding levels by the Company as a result of a decrease in overall mortgage loan originations in the market. Lower funding levels resulted in lower gain on sale relating to loans securitized or sold. The decrease in the gain on sale of mortgage loans securitized or sold was partially offset by an increase in gain on sale of portfolio investments.

	The Company incurred $21.3 million of general and administrative expenses during 1994 as compared with $15.2 million during 1993. The increase in general and administrative expenses is due primarily to the development of the Company's mortgage loan origination capabilities, the growth of the underwriting and risk management departments and the acquisition of a mortgage servicing company. The underwriting and risk management departments were expanded when the Company began funding mortgage loans without a commitment for mortgage pool insurance in 1993. General and administrative expenses were $4.8 million for the three months ended December 31, 1994, which represents an 11% decline as compared with $5.4 million for the three months ended September 30, 1994. The Company will continue to take steps to control general and administrative expenses in line with the anticipated lower volume of mortgage loan fundings.



	Net income on a per share basis declined as the result of the issuance of common stock by the Company during 1994.

1993 compared to 1992.    The increase in the Company's earnings
during 1993 as compared to 1992 is primarily the result of (i) the increase in net margin on mortgage assets and (ii) the decrease in valuation adjustments. The increase in earnings was partially offset by (i) a decrease in the net gain on sale of mortgage assets and (ii) the increase in general and administrative expenses.

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

Average Balances and Effective Interest Rates

(amounts in thousands)
Year Ended December 31,  1994            1993              1992
                Average   Eff.       Average   Eff.     Average   Eff.
                Balance   Rate       Balance   Rate     Balance   Rate
Interest-earning assets:
   Collateral for CMOs (1)
         $    375,147  8.99%   $    432,715  9.14%  $   590,779  9.77%
   Adjustable-rate mortgage securities
            2,310,047  5.39       1,534,073  4.96       850,151  5.88
   Fixed-rate mortgage securities
              205,305  7.31         184,087  	7.62        49,804  9.23
   Other mortgage securities
               72,934 19.76          43,045 19.22        47,181  16.28
   Mortgage warehouse participations
               60,024  6.19         112,537  	5.08       105,170  5.57
          Total portfolio-related assets
            3,023,457  6.33       2,306,457  	6.23     1,643,085  7.66
   Mortgage loans in warehouse
              550,586  6.52         460,479  6.22       349,429  6.95
          Total interest-earning assets
          $ 3,574,043  6.36%    $ 2,766,936  6.23%  $ 1,992,514  7.53%

Interest-bearing liabilities:(2)
   Portfolio-related liabilities:
     CMOs  $  380,099  8.28%     $  439,488  	8.46%  $   603,052 9.18%
     Repurchase agreements:
         Adjustable-rate mortgage securities
            2,179,775  4.67       1,443,092  3.62       773,578  4.24
         Fixed-rate mortgage securities
              192,738  5.23         173,126  4.90        36,470  5.26
         Other mortgage securities
                6,722  4.86           6,668  3.72        11,167  4.63
     Commercial paper
               55,353  3.92         106,464  3.25       100,057  3.78
            Total portfolio-related liabilities
            2,814,687  5.18       2,168,838  4.68     1,524,324  6.19
   Warehouse-related liabilities:
     Repurchase agreements
              422,979  5.38         308,148  	4.50       236,728  5.31
     Notes payable
               68,883  7.02          80,220  5.36        83,398  5.67
           Total warehouse-related liabilities
              491,862  5.61         388,368  4.68       320,126  5.40
           Total interest-bearing liabilities
            3,306,549  5.24%    $ 2,557,206  4.68%    1,844,450  6.06%
Net interest spread    1.12%                 1.55%               1.47%
Net yield on average interest earning assets
                       1.51%                 1.90%               1.93%

(1) Average balances exclude funds held by trustees of $8,855, $16,325 and $26,338 for the years ended December 31, 1994, 1993, and 1992, respectively.
(2) "Collateralized mortgage obligations: Other" expense and "Other" expense as shown on the consolidated statements of operations as interest expense are excluded from the calculations of effective interest rates on interest-bearing liabilities.

   The decrease in net interest spread is primarily the result of the decrease in the spread on adjustable-rate mortgage securities. Adjustable-rate mortgage securities reset throughout the year, generally on a semiannual basis. These securities are subject to certain periodic and lifetime interest rate caps. Due to the nature of the periodic caps, semiannual rate increases are generally limited to 1%. As a result of the rapidly increasing interest rate environment during 1994, the interest rate on certain repurchase borrowings, which are not subject to caps, increased at a faster rate than the interest rate earned on the adjustable-rate mortgage securities which collateralize these borrowings, decreasing the net interest spread on these securities. Additionally, the decrease in the spread on adjustable-rate mortgage securities resulted from the increase in securities retained in the portfolio during late 1993 and early 1994 with low initial pass-through rates (i.e., a teaser rate). As of December 31, 1994, adjustable-rate mortgage securities in the Company's portfolio were "teased" approximately 1.45% on a weighted average basis. In future periods the rate the Company earns on adjustable-rate securities will increase approximately 0.50% during each three month period until these securities become fully indexed or are limited by their lifetime interest rate caps. The spread on adjustable-rate mortgage securities may increase to the extent the rates on the related repurchase borrowings increase more slowly than the resets on these securities. Conversely, the spread on these securities could decrease further should the rates on the related repurchase borrowings continue to increase faster than the interest rates reset on these securities.


The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

                        1994 to 1993             1993 to 1992
(amounts in thousands) Rate  Volume  Total    Rate  Volume  	Total

Collateral for CMOs
               $ (635) $(5,184) $(5,819)  $(3,529) $(14,627) $(18,156)
Adjustable-rate mortgage securities
                7,166   41,347   48,513    (6,302)   32,377    26,075
Fixed-rate mortgage securities
                 (547)   1,512      965      (652)   10,090     9,438
Other mortgage securities
                  239    5,901    6,140     1,151      (557)      594
Mortgage warehouse participations
                1,760   (3,763)  (2,003)	     (693)      558      (135)
Mortgage loans in warehouse
                1,434    5,820    7,254    (2,151)    6,503     4,352

Total interest income
                9,417   45,633   55,050   	(12,176)   34,344    22,168

Collateralized mortgage obligations
                 (810)  (4,931)  (5,741)	   (4,078)  	(14,100)  (18,178)
Repurchase agreements:
    Adjustable-rate mortgage securities
               17,958   31,586   49,544    (3,952)  	 23,336    19,384
    Fixed-rate mortgage securities
                  596    1,002    1,598      (122)    6,692     6,570
    Other mortgage securities
                   77        2       79       (88)     (181)     (269)
    Mortgage loans in warehouse
                3,973    5,943    9,916    (1,326)    2,635     1,309
Notes payable     989     (450)     539      (253)     (175)     (428)
Commercial paper  958   (2,253)  (1,295)	     (593)      272      (321)

Total interest expense
               23,741   30,899   54,640   	(10,412)   18,479     8,067

Net interest on mortgage assets
             $(14,324) $14,734    $ 410  	$ (1,764)  $15,865   $ 14,101

Note: The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.

Portfolio Activity

   The Company's investment strategy is to create a diversified portfolio of mortgage securities that in the aggregate generate stable income in a variety of interest rate and prepayment rate environments and preserve the capital base of the Company. However, the rapid increase in short-term interest rates has reduced the portfolio income since the first quarter of 1994, and further rapid increases in short-term interest rates could lead to further reductions in the portfolio net margin. In addition, the rapid increase in interest rates has reduced the fair value of the Company's mortgage assets as of December 31, 1994 to an amount which is approximately $72.7 million below the Company's basis in such assets. The decrease in fair value is due primarily to the impact of the periodic cap on ARM securities which generally limit the semi-annual interest rate resets to 1%. The Company anticipates that the value of ARM securities will substantially recover when interest rates stabilize.

   The Company has pursued its strategy of concentrating on its mortgage operations to create investments for its portfolio. In many instances the Company's investment strategy involves not only the creation or acquisition of the asset, but also the related borrowing to finance a portion of that asset.

1994 Compared to  1993   The net margin on the Company's portfolio of
mortgage investments increased to $39.2 million for 1994 from $34.6 million for 1993. This increase resulted from the overall growth of mortgage assets partially offset by a decrease in the net interest spread on the portfolio.



   The size of the Company's portfolio of mortgage investments at December 31, 1994 has increased as compared to December 31, 1993, through the addition of investments created through the Company's mortgage operations and the purchase of mortgage investments. During 1994, the Company added approximately $537.0 million principal amount of adjustable-rate mortgage securities, $0.9 million principal amount of fixed-rate mortgage securities, $15.3 million of other mortgage securities and $78.2 million of collateral for CMOs, net of $70.9 million of associated borrowings, to its portfolio through its mortgage operations. Also during 1994, the Company purchased approximately $274.0 million principal amount of adjustable-rate mortgage securities, $34.3 million principal amount of fixed-rate mortgage securities, $24.8 million of other mortgage securities and $34.3 million of collateral for CMOs, net of $31.4 million of associated borrowings, for its portfolio. A portion of these securities were financed through repurchase agreements with investment banking firms. Additionally, during 1994, the Company sold $208.6 million principal amount of adjustable-rate mortgage securities and $28.2 million of other mortgage securities from its portfolio. During 1993, the Company sold $72.5 million principal amount of adjustable-rate mortgage securities and $184.3 million principal amount of fixed-rate mortgage securities from its portfolio. The Company realized net gains of $7.7 million and $1.4 million on the sale of mortgage securities for 1994 and 1993, respectively.

   During 1994, the Company purchased additional interest rate cap agreements to limit its exposure to the lifetime interest rate cap on its adjustable-rate mortgage securities. At December 31, 1994, the Company had purchased cap agreements with an aggregate notional amount of $1.4 billion. Pursuant to these agreements, the Company will receive additional cash flows if the applicable index increases above certain specified levels. The amortization of the cost of the cap agreements will reduce interest income on adjustable-rate mortgage securities over the lives of the agreements.

1993 compared to 1992    The size of the Company's portfolio of
mortgage investments at December 31, 1993 increased as compared to December 31, 1992, through the addition of investments created through the Company's operations and the purchase of mortgage investments. During 1993, the Company added approximately $728.3 million of adjustable-rate mortgage securities, $202.3 million of fixed-rate mortgage securities and $12.2 million of other mortgage securities to its portfolio through its mortgage operations. During 1993, the Company retained $102.2 million principal amount of mortgage loans as collateral for CMOs. Also during 1993, the Company purchased approximately $279.5 million of adjustable-rate mortgage securities, $57.8 million of fixed-rate mortgage securities and $31.1 million of other mortgage securities for its portfolio. A portion of these securities were financed through repurchase agreements with investment banking firms. Additionally, during 1993, the Company sold $72.5 million and $184.3 million principal amount of adjustable-rate and fixed-rate mortgage securities, respectively, from its portfolio. During 1992, the Company sold $282.1 million of adjustable-rate mortgage securities, $19.1 million of other mortgage securities and $38.4 million of collateral for CMOs, net of $37.3 million of associated borrowings, from its portfolio. The Company realized net gains of $1.4 million during 1993 and $1.7 million during 1992 on the sale of mortgage securities.

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

   During 1993, the Company purchased additional interest rate cap agreements to limit its exposure to the lifetime interest rate cap on its adjustable-rate mortgage securities. At December 31, 1993, the Company had purchased cap agreements with an aggregate notional amount of $1.3 billion. Pursuant to these agreements, the Company will receive additional cash flows if the applicable index increases above certain specified levels. The amortization of the cost of the cap agreements will reduce interest income on adjustable-rate mortgage securities over the lives of the agreements.

Mortgage Operations

   The Company originates, purchases and services single-family mortgage loans. The Company also originates multi-family mortgage loans. When a sufficient volume of mortgage loans is accumulated, the Company sells or securitizes these mortgage loans through the issuance of CMOs or pass-through securities. During the accumulation period, the Company finances its funding of mortgage loans through warehouse lines of credit or through repurchase agreements.


The following table summarizes mortgage operations activity for 1994, 1993 and 1992.

(amounts in thousands)            1994         1993           1992

Principal amount of loans funded
                            $ 2,861,443   $ 4,002,385   $ 5,311,406
Principal amount securitized or sold
                              3,100,595     3,332,200     5,374,543
Investments added to portfolio from mortgage
  operations, net of associated borrowings
                                 57,268        54,528        77,475

1994 Compared to 1993 The decrease in the funding volume of mortgage loans for 1994 as compared to 1993 is a result of the lower overall mortgage loan originations in the market. The gain on securitizations and sales of mortgage loans decreased to $17.9 million for 1994 from $24.6 million for 1993, resulting primarily from increased competition in the market and lower funding volume.

   During 1994, the Company began originating certain single-family mortgage loans through a network of mortgage brokers. As the Company developed these mortgage loan origination capabilities, general and administrative expenses have increased. The Company plans to securitize these new loan products through the issuance of CMOs, and, therefore, no gain on sale will be recognized on these securitizations. Instead, profits from these securitizations will be recognized over time as part of net margin income. With respect to mortgage loans where the Company does not retain a portion of the credit risk, the Company will generally continue its strategy of either selling these loans in whole loan form or securitizing them using a senior subordinated structure. The Company will recognize a gain or loss on sale of mortgage assets as a result of such sales or securitizations.

   During 1994, the Company acquired a mortgage servicing company with a servicing portfolio of approximately $600 million. Through this acquisition, the Company plans to service a portion of the mortgage loans it originates or purchases as discussed above. The addition of this servicing capability gives the Company complete control over the entire mortgage process on originated mortgage loans, from underwriting and origination to servicing and securitization.

   As a result of low origination volume during the year, the Company terminated its multi-family operations during 1994. During 1994 and 1993, the Company funded multi-family mortgage loans with an aggregate principal balance of $20.6 million and $91.3 million, respectively.
At December 31, 1994, mortgage loans in warehouse included multi-family mortgage loans with an aggregate principal balance of $30.9 million and the Company had commitments outstanding to fund an additional $51.4 million in such mortgage loans.

1993 Compared to 1992   The decrease in the funding volume of single-
family loans for 1993 as compared to 1992 reflects generally (i) the greater competition in the secondary mortgage market and (ii) the underwriting and pricing changes of the mortgage pool insurers. The Company's net gains on securitizations and sales of mortgage loans decreased to $24.6 million for 1993 from $25.3 million for 1992. Although the principal amount of mortgage loans securitized decreased during 1993, the percentage gain realized on such sales or securitizations increased and generally offset the effects of such decline in volume. This higher profitability was partially offset by increased general and administrative costs related to the establishment of an internal underwriting department as the Company began to underwrite mortgage loans funded without a commitment for mortgage pool insurance. The Company expects that its general and administrative costs will continue to increase as a greater percentage of the mortgage loans are underwritten by the Company. The Company had outstanding commitments to fund single-family mortgage loans totaling $381.7 million and $431.1 million at December 31, 1993 and 1992, respectively.

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



Other Matters

	The Company has exposure to losses related to delinquent loans in warehouse. Additionally, with certain types of credit enhancement, the Company retains a portion of the credit risk after securitization. Such credit loss exposure is generally limited to an amount equal to a fixed percentage of the principal balance of the pool of mortgage loans at the time of securitization. Upon securitization, the Company may also be exposed to losses due to fraud during the origination of a mortgage loan or special hazards. The Company establishes discounts and reserves for estimated potential losses. At December 31, 1994, these discounts and reserves totaled $36.0 million.

   The Company and its qualified REIT subsidiaries (collectively, "Resource REIT") have elected to be treated as a real estate investment trust for federal income tax purposes, and therefore is required to distribute annually substantially all of its taxable income. Resource REIT estimates that its taxable income for 1994 and 1993 was approximately $48.4 million and $61.5 million, respectively. Taxable income differs from the financial statement net income which is determined in accordance with generally accepted accounting principles. A portion of the dividends paid in 1994 will be allocated to satisfy tax distribution requirements of the previous year. Resource REIT determines its dividend relative to its anticipated taxable income for the year. Excess inclusion income can arise from Resource REIT's holdings of residual interests in real estate mortgage investment conduits and in certain other types of mortgage-backed security structures created after 1991. In the unlikely event that the Company's excess inclusion income is greater than its taxable income, the Company's distribution would be based on the Company's excess inclusion income. In 1994 and 1993, the Company's excess inclusion income was approximately 24% and 18%, respectively of its taxable income.

Liquidity and Capital Resources

   The Company uses its cash flow from operations, issuance of CMOs or pass-through securities, other borrowings and capital resources to meet its working capital needs. Historically, these sources of cash flow have provided sufficient liquidity for the conduct of the Company's operations. However, given the decline in the market value of the Company's mortgage assets during 1994, primarily related to the decline in the market value of its adjustable-rate mortgage securities, the Company's available liquidity has been reduced. To the extent the market value of the Company's mortgage assets continues to decline, the Company may be forced to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

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

   The Company borrows funds on a short-term basis to support the accumulation of mortgage loans prior to the sale of such mortgage loans or the issuance of mortgage securities. These short-term borrowings consist of the Company's warehouse lines of credit and repurchase agreements and are paid down as the Company securitizes or sells mortgage loans. The Company has a $150 million credit facility to finance the purchase of mortgage loans that expires in May 1996. This facility includes a sub-agreement which allows the Company to borrow up to $30 million for working capital purposes. The Company also has various committed repurchase agreements totaling $325 million maturing in June and August 1995 relating to mortgage loans in warehouse. The Company expects that these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal. At December 31, 1994, the Company had borrowed $496.2 million under these credit facilities.
The lines of credit contain certain financial covenants which the Company met as of December 31, 1994. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.



   The Company finances adjustable-rate mortgage securities and certain other mortgage assets through repurchase agreements. Repurchase agreements allow the Company to sell mortgage assets for cash together with a simultaneous agreement to repurchase the same mortgage assets on a specified date for an increased price, which is equal to the original sales price plus an interest component. At December 31, 1994, the Company had outstanding obligations of $2.4 billion under such repurchase agreements, of which $2.2 billion, $181.9 million and $6.6 million were secured by adjustable-rate mortgage securities, fixed-rate mortgage securities and other mortgage securities, respectively. Increases in either short-term interest rates or long-term interest rates could negatively impact the valuation of these mortgage assets and may limit the Company's borrowing ability or cause various lenders to initiate margin calls. Additionally, certain of the Company's adjustable-rate mortgage securities are AA or AAA rated classes that are subordinate to related AAA rated classes from the same series of securities. Such AA or AAA rated classes have less liquidity than securities that are not subordinated, and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying mortgage loans. As a result of such a downgrade of an insurer, or the deterioration of the credit quality of the underlying mortgage collateral, the Company may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses. Additionally, the Company owns approximately $72.5 million of its CMOs and has financed such CMOs with $70.9 million of short-term debt. The Company plans to sell the majority of these CMOs during the first half of 1995. For financial statement presentation purposes, the Company has classified the $70.9 million of short-term debt as CMOs outstanding.

   A substantial portion of the assets of the Company are pledged to secure indebtedness incurred by the Company. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of the Company in the event of the Company's liquidation, except to the extent that the value of such assets exceeds the amount of the indebtedness they secure.

   During 1994, the Company issued $50 million in unsecured notes maturing between 1999 and 2001. The proceeds from this issuance were used for general corporate purposes. The note agreements contain certain financial covenants which the Company met as of December 31, 1994. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

   The REIT provisions of the Internal Revenue Code require Resource REIT to distribute to shareholders substantially all of its taxable income, thereby restricting its ability to retain earnings. The Company may issue additional common stock or other securities in the future in order to fund growth in its operations, growth in its portfolio of mortgage investments, or for other purposes.

   During 1994, the Company issued 746,081 additional shares of common stock through its Dividend Reinvestment Plan. Total net proceeds of $19.7 million were used for general corporate purposes.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon are set forth on pages F-3 through F-17 of this Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

         (a)  Documents filed as part of this report:

1. and 2. Financial Statements and Financial Statement Schedule

   The information required by this section of Item 14 is set forth in the Consolidated Financial Statements and Independent Auditors' Report beginning at page F-1 of this Form 10-K. The index to the Financial Statements and Schedule is set forth at page F-2 of this Form 10-K.

  3.  Exhibits

Exhibit
Number	Exhibit
3.1    Articles of Incorporation of the Registrant, as amended (A)
3.2    Amended Bylaws of the Registrant (B)
10.1   Selected Portions of the Registrant's Seller/Servicer Guide (C)
10.2 Program Servicing Agreement between the Registrant and Ryland Mortgage Company, as amended (F)
10.3   Dividend Reinvestment and Stock Purchase Plan (D)
10.4   1992 Stock Incentive Plan (E)
10.5   Executive Deferred Compensation Plan (G)
10.6   Employment Agreement: Thomas H. Potts (filed herewith)
21.1 List of subsidiaries and consolidated entities of the Company (filed herewith)
23.1   Consent of KPMG Peat Marwick LLP (filed herewith)

       (b) Reports on Form 8-K
None

(A) Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 33-53494) filed October 20, 1992.
(B) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended.
(C) Incorporated herein by reference to Saxon Mortgage Securities Corporation's Registration Statement on Form S-11 (No. 33-57204) filed January 21, 1993.
(D) Incorporated herein by reference to Exhibits to the Company's Registration Statement on Form S-3 (No. 33-52071)
(E) Incorporated herein by reference to the Proxy Statement dated July 13, 1992 for the Special Meeting of Stockholders held
August 17, 1992.
(F) Incorporated by reference to Exhibits the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File
No. 1-9819) dated February 18, 1992.
(G) Incorporated by reference to Exhibits the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File
No. 1-9819) dated March 21, 1994.





SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RESOURCE MORTGAGE CAPITAL, INC.
                                     (Registrant)



March 31, 1995                      Thomas H. Potts
                                    ---------------
                                    Thomas H. Potts
                                    President
                                    (Principal Executive Officer)


March 31, 1995                      Lynn K. Geurin
                                    --------------
                                    Lynn K. Geurin
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Accounting and
                                     Financial Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature              Capacity       Date


Thomas H. Potts             Director       March 31, 1995
---------------
Thomas H. Potts



J. Sidney Davenport, IV     Director       March 31, 1995
-----------------------
J. Sidney Davenport, IV


Richard C. Leone            Director       March 31, 1995
----------------
Richard C. Leone


Paul S. Reid                Director       March 31, 1995
Paul S. Reid


Donald B. Vaden             Director       March 31, 1995
Donald B. Vaden





EXHIBIT INDEX


            Sequentially
Exhibit     Numbered
Numbered    Exhibit                                               Page

10.6        Employment Agreement: Thomas H. Potts

21.1        List of subsidiaries.

23.1        Consent of KPMG Peat Marwick LLP






                        RESOURCE MORTGAGE CAPITAL, INC.


                     CONSOLIDATED FINANCIAL STATEMENTS AND

                        INDEPENDENT AUDITORS' REPORT

                          For Inclusion in Form 10-K

                          Annual Report Filed with

                     Securities and Exchange Commission

                             December 31, 1994






RESOURCE MORTGAGE CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE





Financial Statements:                                             Page

	Independent Auditors' Report                                F-3
	Consolidated Balance Sheets -- December 31, 1994 and 1993 F-4 Consolidated Statements of Operations -- For the years ended
	    December 31, 1994, 1993 and 1992                        F-5
	Consolidated Statements of Shareholders' Equity -- For the
	    years ended December 31, 1994, 1993 and 1992            F-6
	Consolidated Statements of Cash Flows -- For the years ended
	    December 31, 1994, 1993 and 1992                        F-7
	Notes to Consolidated Financial Statements --
	    December 31, 1994, 1993 and 1992                        F-8

Summary of Quarterly Results                                      F-18

Schedule IV - Mortgage Loans on Real Estate                       F-19

All other schedules are omitted because they are not applicable or not required.





                    INDEPENDENT AUDITORS' REPORT




The Board of Directors
Resource Mortgage Capital, Inc.:


We have audited the accompanying financial statements of Resource Mortgage Capital, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Mortgage Capital, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, on January 1, 1994.


                                              KPMG PEAT MARWICK LLP

Richmond, Virginia
February 7, 1995




CONSOLIDATED BALANCE SHEETS
RESOURCE MORTGAGE CAPITAL, INC.

December 31, 1994 and 1993

(amounts in thousands except share data)

ASSETS                                              1994       1993

Mortgage investments:
     Collateral for CMOs                       $ 441,222   $ 434,698
     Adjustable-rate mortgage securities, net
                                               2,321,388   2,021,196
     Fixed-rate mortgage securities, net         194,078     214,128
     Other mortgage securities, net               64,293      65,625
     Mortgage warehouse lines of credit            7,938     156,688
                                               3,028,919   2,892,335

Mortgage loans in warehouse                      518,131     777,769
Cash                                               6,340       1,549
Accrued interest receivable                       19,019      13,466
Other assets                                      28,187      41,643
                                             $ 3,600,596 $ 3,726,762

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Collateralized mortgage obligations         $    424,800 $    432,677
Repurchase agreements                          2,804,946    2,754,166
Notes payable                                    135,110       87,451
Commercial paper                                    -         148,672
Accrued interest payable                          11,450       14,695
Deferred income                                   12,117       13,214
Other liabilities                                 14,702       22,855
                                               3,403,125    3,473,730

SHAREHOLDERS' EQUITY

Common stock:  par value $.01 per share, 50,000,000 shares authorized
  20,078,013 and 19,331,932 issued and outstanding, respectively
                                                     201          193
Additional paid-in capital                       279,296      259,622
Net unrealized loss on available-for-sale mortgage securities
                                                 (72,678)         -
Retained deficit                                  (9,348)      (6,783)
                                                 197,471      253,032
                                             $ 3,600,596  $ 3,726,762
See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF OPERATIONS

RESOURCE MORTGAGE CAPITAL, INC.

Years ended December 31, 1994, 1993 and 1992

(amounts in thousands except share data)
                                          1994     1993     1992

Interest income:
     Collateral for CMOs             $ 33,719  $ 39,538   $57,694
     Adjustable-rate mortgage securities
                                      124,572    76,059    49,984
     Fixed-rate mortgage securities    14,998    14,033     4,595
     Other mortgage securities         14,415     8,275     7,681
     Mortgage warehouse lines of credit 3,716     5,719     5,854
     Mortgage loans in warehouse       35,886    28,632    24,280
                                      227,306   172,256   150,088

Interest and CMO-related expense:
     Collateralized mortgage obligations:
          Interest                     31,458    37,198    55,376
          Other                         1,382     2,067     3,524
     Repurchase agreements            134,791    74,822    47,828
     Notes payable                      6,189     4,299     4,727
     Commercial paper                   1,986     3,465     3,786
     Other                              5,012     5,386     2,192
                                      180,818   127,237   117,433

Net margin on mortgage assets          46,488    45,019    32,655

Valuation adjustments on mortgage assets -       (2,400)   (7,348)
Gain on sale of mortgage assets, net of associated costs
                                       25,599    25,985    26,991
Other income                            1,454       734       426
Management fees                          -         -       (4,945)
General and administrative expenses   (21,284)  (15,211)   (9,610)

Net income                          $  52,257  $ 54,127  $ 38,169

Net income per share                   $ 2.64  $   3.12   $  2.73

Weighted average number of
   common shares outstanding       19,829,609 17,364,309	 13,999,047

See notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY

RESOURCE MORTGAGE CAPITAL, INC.

Years ended December 31, 1994, 1993 and 1992

(amounts in thousands except share data)
                                          Net
                                          unrealized
                                          loss on
                                          available-
                              Additional  for-sale
         Number of   Common    paid-in    mortgage    Retained
         shares      stock     capital    securities  deficit   Total

Balance at December 31, 1991
       3,542,137   $ 135   $ 128,347     $  -     $ (7,047)  $ 121,435

Issuance of common stock
       2,763,931      28      53,542        -         -         53,570

Options exercised
         201,032       2       2,458        -         -          2,460

Net income - 1992
            -          -        -           -       38,169      38,169

Dividends declared - $ 2.60 per share
            -          -        -           -      (38,197)   (38,197)

Balance at December 31, 1992
      16,507,100       165   184,347        -       (7,075)   177,437

Issuance of common stock
       2,824,832        28    75,275        -         -        75,303

Net income - 1993
            -         -         -           -       54,127     54,127

Dividends declared -  $ 3.06 per share
            -         -         -           -      (53,835)   (53,835)

Balance at December 31, 1993
      19,331,932      193    259,622        -       (6,783)    253,032

Issuance of common stock
         746,081        8     19,674        -          -        19,682

Net income - 1994
            -        -          -           -        52,257     52,257

Net change in unrealized loss on
   available-for-sale mortgage securities
           -         -          -       (72,678)       -      (72,678)

Dividends declared - $ 2.76 per share
           -         -          -          -        (54,822)  (54,822)

Balance at December 31, 1994
    20,078,013      $ 201  $ 279,296  $ (72,678)  $  (9,348) $ 197,471

See notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS

RESOURCE MORTGAGE CAPITAL, INC.
Years ended December 31, 1994, 1993 and 1992
(amounts in thousands)
                                      1994        1993       1992
Operating activities:
   Net income                  $    52,257 $    54,127 $    38,169
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
       Amortization                  8,006       6,763       4,190
       Net decrease (increase) in mortgage loans in warehouse
                                   258,841    (654,437)     46,108
       Net (increase) decrease in accrued interest, other
        liabilities and other assets
                                    (2,456)    (18,514)     19,932
       Net gain from sales of mortgage investments
                                    (7,685)     (1,420)     (1,710)
       Other                        (2,092)      5,927       8,298
          Net cash provided by (used for) operating activities
                                   306,871    (607,554)    114,987

Investing activities:
   Collateral for CMOs:
       Purchases of mortgage loans subsequently securitized
                                   (77,917)   (104,650)    (171,783)
       Principal payments on collateral
                                   120,088     226,198      384,222
       Net change in funds held by trustees
                                    12,917      12,909       (7,347)
                                    55,088     134,457      205,092

   Purchase of CMOs, net            (1,890)       -           1,113
   Purchase of other mortgage investments
                                  (890,170) (1,346,580)  (1,004,765)
   Principal payments on other mortgage investments
                                   436,351     141,926       63,084
   Proceeds from sales of other mortgage investments
                                   251,454     263,931      302,394
   Capital expenditures             (1,990)       (675)      (1,595)
          Net cash used for investing activities
                                  (151,157)   (806,941)    (434,677)

Financing activities:
   Collateralized mortgage obligations:
       Proceeds from issuance of securities
                                    68,972     107,670       169,494
       Principal payments on securities
                                  (131,452)   (235,807)     (374,460)
                                   (62,480)   (128,137)     (204,966)

   (Proceeds from) repayments of borrowings, net
                                   (48,283)  1,526,456        502,166
   Proceeds from stock offerings    19,682      75,303         55,080
   Dividends paid                  (59,842)    (58,713)       (32,219)
          Net cash (used for) provided by financing activities
                                  (150,923)  1,414,909        320,061

Net increase in cash                 4,791         414            371
Cash at beginning of year            1,549       1,135            764
Cash at end of year            $     6,340 $     1,549    $     1,135

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESOURCE MORTGAGE CAPITAL, INC.

December 31, 1994, 1993 and 1992

(amounts in thousands except share data)

NOTE 1 - THE COMPANY

The Company originates, purchases, services and securitizes residential mortgage loans (collectively, mortgage operations) and invests in a portfolio of residential mortgage securities. The
Company's primary strategy is to use its mortgage operations to create investments for its portfolio.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Resource Mortgage Capital, Inc., its wholly owned subsidiaries (together, Resource Mortgage), and certain other entities (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts for 1993 and 1992 have been reclassified to conform to the presentation for 1994.

Federal income taxes

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

Mortgage Assets

On January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Pursuant to the requirements of this statement, the Company has classified all of its mortgage securities as available-for-sale. Mortgage securities at December 31, 1994 are therefore reported at fair value. Also, pursuant to this statement, prior period financial statements have not been restated to reflect the change in accounting principle. Mortgage securities at December 31, 1993 are therefore reported at amortized cost. There was no cumulative effect on net income of adopting this statement as of January 1, 1994.

Mortgage loans in warehouse are carried at the lower of aggregate cost or market value.

Income on certain other mortgage securities is accrued using the effective yield method based upon estimates of future net cash flows to be received over the estimated remaining lives of the mortgage securities. Estimated effective yields are changed prospectively consistent with changes in current interest rates and current prepayment assumptions on the underlying mortgage collateral used by various dealers in mortgage-backed securities. Reductions in carrying value are made when the total projected cash flow is less than the Company's basis, based on either the dealers' prepayment assumptions or, if it would accelerate such adjustments, management's expectations of interest rates and future prepayment rates. These reductions are recorded as valuation adjustments on mortgage assets.



Price premiums and discounts

Price premiums and discounts on mortgage investments and collateralized mortgage obligations (CMOs) are deferred as an adjustment to the basis of the related investment or obligation and are amortized into interest income or expense, respectively, over the life of the related investment or obligation using the effective yield method adjusted for the effects of prepayments.

Deferred issuance costs

Costs incurred in connection with the issuance of CMOs are deferred and amortized over the estimated lives of the CMOs using the interest method adjusted for the effects of prepayments. These costs are included in other assets in the consolidated balance sheets.

Deferred income

The Company defers the gains related to sales of convertible adjustable-rate mortgage loans which the Company is obligated to repurchase in the event of conversion to a fixed-rate mortgage loan. The deferred gains are recognized ratably over the conversion period, generally five years.

Net income per share

Net income per share is computed based on the weighted average number of common shares outstanding during the periods.

Hedging transactions

The Company may enter into forward delivery contracts and into financial futures and options contracts for the purpose of reducing exposure to the effect of changes in interest rates on mortgage loans which the Company has funded or has committed to fund. Gains and losses on such contracts relating to mortgage loans are either (i) recognized when the loans are sold, or (ii) deferred as an adjustment of the carrying value of the related mortgage loans and amortized into interest income using the effective yield method over the expected life of the mortgage loans when securitized and retained in the Company's portfolio.

The Company may enter into financial futures and options contracts in order to reduce exposure to the effect of changes in short-term interest rates on a portion of its variable-rate debt. Gains and losses on these contracts are deferred as an adjustment to the carrying value of the debt and are amortized into interest expense over the period to which such contracts relate. Cash flows from hedging transactions are included with the cash flows related to the hedged item in the consolidated statements of cash flows.

Interest rate cap agreements

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

Fair value

Mortgage securities at December 31, 1994 are reported at fair value. Estimates of fair value for most securities are based on market prices provided by certain dealers. Estimates of fair value for certain other securities are determined by calculating the present value of the projected net cash flows of the instruments using appropriate discount rates. The discount rates used are based on management's estimates of market rates, and the net cash flows are projected utilizing the current interest rate environment and forecasted prepayment rates. Estimates of fair value for other financial instruments are based primarily on management's judgement. Required fair value information is presented in Note 3. The carrying value of liabilities considered to be financial instruments approximates fair value at December 31, 1994 and 1993.


NOTE 3 - MORTGAGE ASSETS

MORTGAGE INVESTMENTS

Collateral for CMOs

Collateral for CMOs consists of adjustable-rate and fixed-rate mortgage loans secured by first liens on single-family and multi-family residential housing and fixed-rate mortgage securities guaranteed by U.S. government agencies. All collateral for CMOs is pledged to secure repayment of the related CMOs. All principal and interest on the collateral is remitted directly to a trustee and, together with any reinvestment income earned thereon, is available for payment on the CMOs. The Company's exposure to loss on collateral for CMOs is limited to its net investment, as CMOs are nonrecourse to the Company.

The components of collateral for CMOs are summarized as follows at December 31:

                                      1994              1993
Mortgage collateral              $ 430,054          $ 415,378
Funds held by trustees               4,008             12,010
Accrued interest receivable          3,239              3,206
Unamortized premiums and discounts, net
                                     3,921              4,104
    Collateral for CMOs          $ 441,222          $ 434,698

The mortgage collateral, together with certain funds held by trustees, collateralized 35 series of CMOs at December 31, 1994. As of December 31, 1993, the net investment in CMOs (collateral for CMOs of $434,698 plus deferred issuance costs of $2,208 less CMOs of $432,677) had an estimated fair value of $14,127. The average effective rate of interest income for all CMO collateral was 9.0%, 9.1% and 9.8% for the years ended December 31, 1994, 1993 and 1992, respectively.

Adjustable-rate mortgage securities

Adjustable-rate mortgage securities (ARMs) consist of mortgage certificates secured by adjustable-rate mortgages on single-family residential housing. The fair value of adjustable-rate mortgage securities was $2,040,390 at December 31, 1993. The average effective rate of interest income for adjustable-rate mortgage securities was 5.4%, 5.0%, and 5.9% for the years ended December 31, 1994, 1993 and 1992, respectively.

Fixed-rate mortgage securities

Fixed-rate mortgage securities consist of securities collateralized by mortgage loans that have a fixed rate of interest for at least one year from the balance sheet date. The aggregate effective rate of interest income was 7.3%, 7.6%, and 9.2% for the years ended December 31, 1994, 1993 and 1992, respectively. The fair value of fixed-rate mortgage securities was $217,711 at December 31, 1993.

Other mortgage securities

Other mortgage securities include primarily mortgage derivative securities and mortgage residual interests. Mortgage derivative securities are classes of CMOs, mortgage pass-through certificates, or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Mortgage residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses.



At December 31, 1994 and 1993, the carrying value of the Company's mortgage derivative securities was $28,791 and $37,816, respectively. The aggregate effective yield for the mortgage derivative securities was 25.1%, 30.1% and 29.3% for the years ended December 31, 1994, 1993 and 1992, respectively. At December 31, 1994 and 1993, the carrying value of the Company's mortgage residual interests was $35,502 and $27,809, respectively. The aggregate effective yield for the mortgage residual interests was 16.1%, 11.1% and 12.3% for the years ended December 31, 1994, 1993 and 1992, respectively.

The fair value of other mortgage securities was estimated to be $61,743 at December 31, 1993. The estimated undiscounted cash flows of other mortgage securities exceeded their respective carrying values at December 31, 1994 and 1993. The average effective rate of interest income for other mortgage securities was 19.8%, 19.2%, and 16.3% for the years ended December 31, 1994, 1993 and 1992, respectively.

In 1993 and 1992, the Company recorded valuation adjustments of $2,400 and $7,348, respectively, relating to certain other mortgage securities. These adjustments were recorded because the expectation of future prepayment rates would result in the Company receiving less cash on those investments than its amortized basis in the investments. No such adjustments were deemed necessary in 1994.

Mortgage warehouse lines of credit

The Company provides warehouse lines of credit to various mortgage companies. These revolving lines of credit provide funds to established mortgage banking companies to carry mortgage loans from the time of settlement until the loans are sold to permanent investors. These lines of credit are secured by the related mortgage loans.

At December 31, 1994 and 1993, the Company had $35,000 and $185,000, respectively, of such lines of credit outstanding. At December 31, 1994 and 1993 the Company had advanced $7,938 and $156,688, respectively, at a weighted average interest rate of 8.7% and 5.1%, respectively, pursuant to such lines of credit. The carrying amount of the mortgage warehouse lines of credit approximated fair value at December 31, 1994 and 1993.

Discount on mortgage securities

On certain mortgage securities collateralized by mortgage loans funded by the Company for which mortgage pool insurance is used as the primary source of credit enhancement, the Company has limited exposure to certain risks not covered by such insurance. An estimate of possible losses is made at the time loans are securitized and securities are retained in the portfolio at a discount to compensate the Company for this risk. Such discount results in a reduction in gain on sale of mortgage assets in the statement of operations. The estimate is based on management's judgment, and is evaluated periodically for factors such as geographic location and industry loss experience and adjusted accordingly. At December 31, 1994 the discount totaled $16,706 of which $14,452 was included in adjustable-rate mortgage securities, net, $1,448 was included in fixed-rate mortgage securities, net, and $806 was included in other mortgage securities, net. At December 31, 1993 the discount totaled $19,682 of which $17,240 was included in adjustable-rate mortgage securities, net and $2,442 was included in fixed-rate mortgage securities, net.



Available-for-sale mortgage securities

The Company has classified all of its mortgage securities as available-for-sale. The following tables summarize the Company's mortgage securities held at December 31, 1994 and mortgage securities sold during 1994. The basis of securities sold is computed using the specific identification method.

                  Securities held at December 31, 1994
               Amortized                  Gross             Gross
              cost basis Fair value unrealized gain unrealized loss Collateral for CMOs
           $    433,136 $    441,222       $   8,491  $        (405)

Adjustable-rate mortgage securities
              2,398,809    2,321,388           8,240         (85,661)

Fixed-rate mortgage securities
                198,517      194,078           1,494          (5,933)

Other mortgage securities
                 63,197       64,293          13,648         (12,552)

            $ 3,093,659  $ 3,020,981        $ 31,873      $ (104,551)

                        Securities sold during 1994
               Amortized     Proceeds  Gross realized  Gross realized
               cost basis    from sale       gain           loss
Collateral for CMOs
             $      -       $     -      $     -        $    -

Adjustable-rate mortgage securities
                211,054      208,735           1,044          (3,363)

Fixed-rate mortgage securities
                    -             -            -             -

Other mortgage securities
                 28,195       38,199          10,391            (387)

              $ 239,249    $ 246,934        $ 11,435        $ (3,750)

MORTGAGE LOANS IN WAREHOUSE

The Company purchases and originates fixed-rate and adjustable-rate loans secured by first mortgages or first deeds of trust on single-family attached or detached residential properties and originates fixed-rate loans secured by first mortgages or deeds of trust on multi-family residential properties. Approximately 40% of the properties collateralizing mortgage loans in warehouse at December 31, 1994 were located in California. The Company funded mortgage loans with an aggregate principal balance of $2,861,443, $4,093,714, and $5,334,174 during 1994, 1993 and 1992, respectively.

As of December 31, 1994, the Company had entered into commitments to fund single-family mortgage loans of approximately $127,940. These commitments generally had original terms of not more than 60 days. Additionally, the Company had entered into commitments to fund multi-family mortgage loans of approximately $51,392. These had original terms of not more than two years.

The fair value of mortgage loans in warehouse is estimated to be $518,806 and $779,325 at December 31, 1994 and 1993, respectively.
These estimates are determined by applying an estimated weighted average price based on actual mortgage loan transactions and dealer quotes. The fair value of commitments approximates the commitment price.

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

On December 31, 1994 the Company adopted Statement of Financial Accounting Standards No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. This statement excludes on-balance sheet instruments, including mortgage derivative securities which are discussed in Note 3. All of the Company's derivative financial instruments are for purposes other than trading. The Company has credit risk to the extent that the counterparties to the derivative financial instruments do not perform their obligation under the agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the agreement.



The Company purchases London InterBank Offered Rate (LIBOR) and One-year Constant Maturity Treasury Index (CMT) based interest-rate cap agreements to limit its exposure to the lifetime interest rate caps on certain of its adjustable-rate mortgage securities. Under these agreements, the Company will receive additional cash flow should the related index increase above the contract rates of the cap agreements which range from 6.6% to 11.5%. The aggregate notional amount of the cap agreements is $1,475,000 and the cap agreements expire from 1996 to 2004. The amortization of the cost of the cap agreements will reduce interest income on the adjustable-rate mortgage securities over the lives of the agreements. The fair value of these agreements was $23,697 at December 31, 1994.

The Company may hedge its mortgage loans in warehouse and existing commitments to fund mortgage loans to limit its exposure to adverse market movements. As of December 31, 1994, the Company had outstanding for hedging purposes forward delivery contracts with an aggregate gross contract amount of $106,700, financial futures contracts with an aggregate gross contract amount of $727,800 and options with an aggregate gross contract amount of $3,582,000. At December 31, 1994, the estimated fair value of the outstanding forward delivery contracts, futures contracts and options was $622. Deferred hedging gains, net, totaled $2,976 at December 31, 1994.

The Company may enter into various interest rate swap agreements to limit its exposure to adverse changes in financing rates of certain mortgage securities. At December 31, 1994 the Company had entered into five such agreements with an aggregate notional amount of $348,480 expiring during the period May 1995 to May 1997. Under four of these agreements, the Company pays the counterparty the excess of a fixed rate ranging from 4.7% to 6.1% over one month LIBOR.
Conversely, the Company receives cash flow to the extent one month LIBOR exceeds these fixed rates. Under the fifth agreement, the Company pays the counterparty the excess of one month LIBOR over 5.2%. Conversely, the Company receives cash flow to the extent that 5.2% exceeds one month LIBOR. The Company uses the revised or swapped interest rate to record interest expense on the related financing obligation. As of December 31, 1994, the fair value of these agreements was $980.

NOTE 5 - COLLATERALIZED MORTGAGE OBLIGATIONS

Each series of a CMO may consist of various classes. Payments received on the mortgage collateral and any reinvestment income thereon are used to make payments on the CMOs. (See Note 3.) The obligations under the CMOs are payable solely from the collateral for CMOs and are otherwise non-recourse to the Company. The maturity of each class is directly affected by the rate of principal prepayments on the related mortgage collateral. Each series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than its stated maturity.

At December 31, 1994 and 1993, the Company had outstanding, $341,231 and $408,483, respectively, of fixed-rate CMO classes with interest rates ranging from 6.5% to 11.4%. At December 31, 1994 and 1993, the Company had outstanding $67,623 and $7,875, respectively, of variable-rate CMO classes with interest rates of 6.4% and 3.9%, respectively. The variable rates are based on one and six month LIBOR. The total number of CMO series outstanding as of December 31, 1994 and 1993 was 35 and 34, respectively. Stated maturities for these series ranged from 1998 to 2027 and 1998 to 2024 at December 31, 1994 and 1993,
respectively.

At December 31, 1994 and 1993, premium on CMOs was $12,304 and
$12,101, respectively, and was included in collateralized mortgage obligations in the consolidated balance sheets.

At December 31, 1994 and 1993, accrued interest payable on CMOs was $3,642 and $4,218, respectively, which is included in collateralized mortgage obligations in the consolidated balance sheets. The average effective rate of interest expense for CMOs was 8.3%, 8.5% and 9.2% for the years ended December 31, 1994, 1993 and 1992, respectively.

NOTE 6 - REPURCHASE AGREEMENTS

The Company utilizes repurchase agreements to finance certain of its mortgage assets. These repurchase agreements may be secured by adjustable-rate mortgage securities, fixed-rate mortgage securities, mortgage loans, and by certain other mortgage securities. These agreements bear interest at rates indexed to LIBOR. At December 31, 1994, substantially all repurchase agreements had maturities within thirty days. If the counterparty to the repurchase agreement fails to return the collateral, the ultimate realization of the security by the Company may be delayed or limited.



The following table summarizes the Company's repurchase agreements outstanding at December 31, 1994 and 1993:

                             Borrowings
                        Amount   Weighted Average     Carrying Value
                      Outstanding  Annual Rate         of Collateral
December 31, 1994:
Repurchase agreements secured by:
     Mortgage loans in warehouse
                   $   420,455        6.24%           $   443,801
     Adjustable-rate mortgage securities
                     2,196,008        6.12%             2,266,365
     Fixed-rate mortgage securities
                       181,880        5.13%               192,284
     Other mortgage securities
                         6,603        6.17%                14,466
     Total repurchase agreements
                   $ 2,804,946                        $ 2,916,916

December 31, 1993:
Repurchase agreements secured by:
     Mortgage loans in warehouse
                  $    586,275        4.36%          $    648,733
     Adjustable-rate mortgage securities
                     1,951,441        3.67%             2,005,644
     Fixed-rate mortgage securities
                       204,365        5.09%               209,372
     Other mortgage securities
                        12,085        3.75%                29,105
     Total repurchase agreements
                   $ 2,754,166                        $ 2,892,854

The following information relates to repurchase agreements collateralized by mortgage assets with any individual counterparty into which the Company had entered at December 31, 1994 in which the excess market value of assets over the repurchase obligation exceeds 10% of the stockholders' equity.


Counterparty                                       Excess Market Value
                                Weighted Average      of Assets Over
                             Days to Maturity from       Repurchase
                              December 31, 1994          Obligation
Lehman Government Securities Inc.  20                    $ 40,287
The First Boston Corporation       20                      36,510
Donaldson, Lufkin & Jenrette       22                      22,268

At December 31, 1994 the Company had various committed repurchase agreements totaling $325,000 maturing in June and August, 1995 relating to mortgage loans in warehouse. The Company has arranged a separate $75,000 credit facility for the origination of multi-family loans. The Company expects that these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal.

NOTE 7 - NOTES PAYABLE

At December 31, 1994 the Company had a $150,000 credit facility to finance the purchase of mortgage loans that expires in February 1995. This facility includes a sub-agreement which allows the Company to borrow up to $30,000 for working capital purposes. The Company expects that these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal.



The following table summarizes amounts outstanding under the above referenced facilities at December 31, 1994 and 1993:
                         Borrowings
                     Amount     Weighted Average       Carrying Value
                  Outstanding     Annual Rate           of Collateral
December 31, 1994:
Secured by:
     Mortgage loans $ 61,226         6.00%               $   71,192
     Loan servicing rights
                       7,300         2.00%                    8,046
     Warehouse lines of credit
                       7,867         1.50%                    8,100
     Interest rate cap agreements
                       7,255         9.78%                   23,697
                    $ 83,648                              $ 111,035
December 31, 1993:
Secured by:
     Mortgage loans $ 87,451         5.00%                $ 129,036

During 1994, the Company issued two series of unsecured notes totaling $50,000. The Series A 9.56% notes totaling $15,000 are payable in five annual installments commencing October 15, 1995. The Series B 10.03% notes totaling $35,000 are payable in four annual installments commencing October 15, 1998. The aggregate maturities of these notes for the five years after December 31, 1994 are $3,000, $3,000, $3,000, $11,750 and $11,750, respectively. The Company also issued four unsecured notes payable in conjunction with the acquisition of Cram Mortgage Service, Inc. (See Note 11.) These notes had an aggregate outstanding principal balance of $1,462 at December 31, 1994. These notes accrue interest at 8.0% and are payable in quarterly installments from January 1, 1995 to October 1, 1999. The aggregate maturities of these notes for the five years after December 31, 1994 are $100, $100, $100, $100 and $1,062, respectively.

NOTE 8 - COMMERCIAL PAPER

At December 31, 1993, the Company had outstanding $148,672 of commercial paper with a weighted average interest rate of 3.3%. The remaining maturity was 3 days. Commercial paper had historically been used to finance mortgage warehouse lines of credit. The Company ceased issuing commercial paper during 1994.

NOTE 9 - ALLOWANCE FOR LOSSES

The Company has limited exposure to losses due to fraud during the origination of a mortgage loan. The Company may also have exposure to losses related to delinquent loans in warehouse. The Company has established a loss allowance for such losses. In certain instances, to the extent the Company incurs a loss on a purchased loan, the Company may have recourse back to the seller of such loan. For fraud loss exposure, an estimate for losses is made at the time loans are sold or securitized, and the loss allowance is adjusted accordingly through a reduction in gain on sale of mortgage assets. This estimate is based on management's judgment and the allowance is evaluated periodically. For delinquent loan loss exposure, an estimate for losses is made based on the excess carrying value of delinquent loans over fair value considering mortgage insurance. The loss allowance is included in the consolidated balance sheets in other liabilities.

The change in the allowance during 1994 and 1993 is summarized below:

Balance December 31, 1992          $ 4,104
    Provision                        1,992
    Losses charged off                (809)
Balance December 31, 1993            5,287
    Provision                        5,227
    Losses charged off              (4,439)
Balance December 31, 1994          $ 6,075



NOTE 10 - DEFERRED INCOME

At December 31, 1994 and 1993, the Company had deferred income of $12,117 and $13,214, respectively, related to the sale of convertible ARMs which the Company is obligated to repurchase at par if the ARMs convert to a fixed-rate mortgage loan. Upon conversion, the net interest rate of the mortgage loan will be 1/8% higher than the Company's then current par coupon. The deferred amounts are net of related costs and taxes of $6,847 and $7,815 at December 31, 1994 respectively.

NOTE 11 - ACQUISITION

On September 30, 1994, the Company acquired all of the outstanding common stock of Cram Mortgage Service, Inc., subsequently renamed to Meritech Mortgage Services, Inc. (Meritech), for a purchase price of $7,174. The Company will use mortgage loan servicing capabilities provided by Meritech to service a portion of the mortgage loans funded by the Company.

Of the $7,174 purchase price, approximately $5,687 was paid in cash with the remaining $1,487 paid through the issuance of notes to the sellers, due in installments through October 1, 1999. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets and liabilities acquired based on their estimated fair values as of the date of acquisition. There was no goodwill as a result of the purchase. Meritech's results of operations are not material to the Company's consolidated financial statements and pro forma financial information has therefore not been presented.

NOTE 12 - COMMON STOCK AND RELATED MATTERS

During 1994, the Company issued 746,081 new shares of common stock for net proceeds of $19,682. Dividends declared represent ordinary income to the shareholder for federal income tax purposes.

Pursuant to the Company's 1993 Stock Incentive Plan (the Incentive
Plan), the Compensation Committee of the Board of Directors may grant to eligible employees of the Company, its subsidiaries and affiliates for a period of ten years beginning June 17, 1993 stock options, stock appreciation rights (SARs) and restricted stock awards. An aggregate of 675,000 shares of common stock are available for distribution pursuant to stock options, SARs and restricted stock. The shares of common stock subject to any option or SAR that terminates without a payment being made in the form of common stock would become available for distribution pursuant to the Incentive Plan. The Compensation Committee of the Board of Directors may also grant dividend equivalent rights (DERs) in connection with the grant of options or SARs. These SARs and related DERs generally become exercisable as to 20 percent of the granted amounts each year after the date of the grant.

The following table presents a summary of the SARs outstanding at December 31, 1994 and 1993.

                                        SARs         Exercise Price
December 31, 1992                    223,000       $ 8 3/4 - 17 7/8
Granted                               45,910                     29
Forfeiture                            (6,000)                 8 3/4
SARs exercised                       (26,600)        8 3/4 - 17 7/8
December 31, 1993                    236,310             8 3/4 - 29
Granted                               48,460                 23 5/8
Forfeiture                           (47,632)            8 3/4 - 29
SARs exercised                       (25,178)            8 3/4 - 29
December 31, 1994                    211,960        $    8 3/4 - 29

The Company expensed $8, $1,640 and $404 for SARs and DERs during 1994, 1993 and 1992, respectively. There were no stock options outstanding as of December 31, 1994. The number of SARs exercisable at December 31, 1994 and 1993 was 83,300 and 96,100, respectively.

The Company is authorized to issue up to 50,000,000 shares of preferred stock. No shares of preferred stock have been issued.

NOTE 13 - EMPLOYEE SAVINGS PLAN

The Company provides an employee savings plan under Section 401(k) of the Internal Revenue Code. The employee savings plan allows eligible employees to defer up to 12% of their income on a pretax basis. The Company matched the employees' contribution, up to 6% of the employees' income. The Company may also make discretionary contributions based on the profitability of the Company. The total expense related to the Company's matching and discretionary contributions in 1994, 1993 and 1992 was $331, $108 and $78, respectively. The Company does not provide post-employment or post-retirement benefits to its employees.

NOTE 14 - CONTINGENCIES

The Company makes various representations and warranties relating to the sale or securitization of mortgage loans. To the extent the Company were to breach any of these representations or warranties, and such breach could not be cured within the allowable time period, the Company would be required to repurchase such mortgage loans, and could incur losses. In the opinion of management, no material losses are expected to result from any such representations and warranties.

NOTE 15 - SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS
INFORMATION

                                          Year Ended December 31,
                                        1994        1993        1992

Supplemental disclosure of cash flow information:

   Cash paid for interest           $ 177,943   	$ 115,608  $ 112,192

   Supplemental disclosure of non-cash activities:
      Purchase of collateral for CMOs
                                    $ (54,204)  	$    -     $    -
      Assumption of CMOs               52,314	        -          -
      Purchase of CMOs, net         $  (1,890)	  $    -     $    -

   Proceeds from sale of collateral for CMOs
                                    $    -      $    -     $  38,447
	Repayment of collateralized mortgage obligations
                                        -	            -       (37,334)
   Proceeds from sale of CMOs, net  $   -	       $    -     $   1,113

Common stock issued for exercise of stock options
                                    $   -       $    -     $     950



Summary of Quarterly Results

(unaudited)
(amounts in thousands except share data)

Year ended December 31, 1994
        	  First Quarter  Second Quarter  Third Quarter  Fourth Quarter

Operating results:
   Total revenues
           $  58,365      $  61,841       	$  65,699     $  68,454
   Net margin on mortgage assets
              13,262         11,561          12,567         9,098
   Net income 15,500         15,369          12,952         8,436
   Net income per share
                0.80           0.78            0.64          0.42
   Cash dividends declared per share
                0.52(1)        0.78            0.78          0.68
Mortgage loans funded
             958,772        905,538         598,935       398,198

Year ended December 31, 1993
       First Quarter   	Second Quarter  	Third Quarter  Fourth Quarter

Operating results:
   Total revenues
         $  45,051     $  46,452         $  52,221      $  55,251
   Net margin on mortgage assets
            10,510        10,594            11,356         12,559
   Net income
            12,499        12,558            13,848         15,222
   Net income per share
              0.76          0.76              0.80           0.80
   Cash dividends declared per share
              0.50          0.75              0.77           1.04 (1)
Mortgage loans funded
           863,585       847,509         1,192,022      1,190,598

(1) The January 1994 dividend which was declared in December 1993 is included in the dividends for the fourth quarter of 1993.


RESOURCE MORTGAGE CAPITAL, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 1994
(amounts in thousands except number of loans)

                                         Carrying   Principal Amount
           Number               Final    Amount of  of Loans Subject
             of           	    Maturity   Mortgage   to Delinquent
Description	 Loans  	Int. Rate    Date     Loans   Principal or Interest

Outstanding principal
    balance of
  Mortgage Loans

$0 - $50   208   3.75% - 12.25%  Varies   $ 8,115    $ 80
51 - 100   839   	3.00% - 13.75%  Varies    67,145   1,352
101 - 150  785   	3.38% - 12.75%  Varies   101,099   2,472
151 - 200  467   	2.88% - 13.13%  Varies    84,363   1,176
201 - 250  279   	3.38% - 12.13%  Varies    64,770   1,365
251 - 300  163   	3.38% - 10.88%  Varies    46,643     571
301 - 350   95	   3.63% - 12.13%  Varies    31,465     -
351 - 400   59	   3.75% - 10.50%  Varies    22,873     721
401   450   36   	3.75% - 10.00%  Varies    16,014     873
451 - 500   31   3.75% - 10.88%  Varies    15,323      -
Over $  500 62	   3.75% - 10.60%  Varies    60,321     552
         3,024	                          $ 518,131 $ 9,162

All mortgage loans in warehouse are conventional mortgage loans secured by single-family or multi-family dwellings with initial maturities of 15 to 30 years. Of the carrying amount, $89,986 or 17.4% are fixed-rate and $428,145 or 82.6% are adjustable-rate mortgage loans in warehouse. The Company believes that its mortgage pool insurance and allowance are adequate to cover any exposure on delinquent mortgage loans in warehouse. A summary of activity of mortgage loans for the years ended December 31, 1994, 1993 and 1992 is as follows:

Balance at December 31, 1991  	$    169,626
Mortgage loans funded	            5,342,167
Collection of principal	             (2,388)
Mortgage loans sold	             (5,385,778)

Balance at December 31, 1992       123,627
Mortgage loans funded            4,132,101
Collection of principal             (5,516)
Mortgage loans sold	             (3,472,443)

Balance at December 31, 1993       777,769
Mortgage loans funded            2,861,443
Collection of principal            (20,486)
Mortgage loans sold             (3,100,595)
Balance at December 31, 1994	     $ 518,131


The geographic distribution of the Company's mortgage loans in warehouse at December 31, 1994 is as follows:


State             	Number of Loans	      Principal Amount

Alabama                 8           $         615
Arizona                76                  15,705
Arkansas                1                      73
California          1,226                 253,740
Colorado              105                  15,683
Connecticut            18                   3,254
Delaware                3                     369
District of Columbia   29                   3,572
Florida               263                  29,537
Georgia                84                  10,831
Hawaii                 15                   2,901
Idaho                   7                     725
Illinois              125                  16,420
Indiana                12                   1,125
Kansas                  9                     808
Louisiana               2                   3,252
Maryland              191                  31,700
Massachusetts          22                   3,044
Michigan               16                   1,643
Minnesota              10                   3,079
Mississippi             1                      69
Missouri               11                   1,536
Montana                 1                     134
Nebraska                2                     158
Nevada                 19                   2,121
New Hampshire           3                     479
New Jersey             86                  11,943
New Mexico             10                   1,348
New York               61                  10,228
North Carolina         60                   5,927
North Dakota            1                      66
Ohio                   13                   2,927
Oklahoma                6                     421
Oregon                 63                   7,858
Pennsylvania           52                   6,770
Rhode Island            2                     252
South Carolina         	30                   3,339
South Dakota            1                      67
Tennessee              14                   1,331
Texas                  82                  18,764
Utah                   32                   3,946
Virginia              146                  23,417
Vermont                 2                     181
Washington             97                  13,345
Wisconsin               6                   1,475
West Virginia           1                      94

Premium                                     1,859

Total               3,024	               $ 518,131



Exhibit 10.6

EMPLOYMENT AGREEMENT


EMPLOYMENT AGREEMENT, dated as of September 30, 1994, between Resource Mortgage Capital, Inc. (the "Company") and Thomas H. Potts (the
"Executive").

WHEREAS, the Company wishes to employ the Executive, and the Executive has agreed to be employed by the Company, on the terms and conditions herein provided.

NOW, THEREFORE, in consideration of the mutual covenants and representations herein contained and the mutual benefits derived herefrom, the parties hereto agree as follows:

1.FULL-TIME EMPLOYMENT OF EXECUTIVE DUTIES AND STATUS.

(a)The Company hereby engages the Executive as President, a full-time executive position, for the period (the "Employment Period") specified in Section 4(a) hereof, and the Executive accepts such employment, on the terms and conditions set forth in this Agreement. Throughout the Employment Period, the Executive shall faithfully exercise such authority and perform such executive duties as are commensurate with the authority and duties of President of the Company and such other reasonable duties as may otherwise be assigned to him from time to time by the Company.

(b)Throughout the Employment Period, the Executive shall (i) devote his full business time and efforts to the business of the Company and will not engage in consulting work or any trade or business for his own account or for or on behalf of any other person, firm or corporation which competes, conflicts or interferes with the performance of his duties hereunder in any way and (ii) accept such additional office or offices to which he may be appointed by the Company, provided that the performance of the duties of such office or offices shall generally be consistent with the scope of the duties provided for in Section 1(a) hereof. Notwithstanding the foregoing, the Executive may serve on the board of directors of other companies, provided that such other companies are not in a similar line of business as the Company.

(c)Throughout the Employment Period, the Executive shall be entitled to vacation, leave of absence, and leave for illness or temporary disability in accordance with the policies of the Company in effect from time to time for its executive officers. Vacation leave and leave of absence, if taken by the Executive, shall be taken at such times as are reasonably acceptable to the Company. Any leave on account of illness or temporary disability which is short of Total Disability (as defined in Section 4(c)(ii) hereof) shall not constitute a breach by the Executive of his agreements hereunder even though leave on account of a Total Disability may be deemed to result in a termination of the Employment Period under the applicable provisions of this Agreement.

2.COMPENSATION AND GENERAL BENEFITS. As full compensation for his services to the Company, the Executive shall, during the Employment Period, be compensated as follows:

(a) The Company shall pay to the Executive a salary (the "Salary") based upon a per annum rate of Two-Hundred and Fifty Thousand Dollars ($250,000). The Salary shall be payable in periodic equal installments not less frequently than monthly, less such sums as may be required to be deducted or withheld under the provisions of federal, state and local law, plus increases in Salary, if any, as may be approved from time to time by the Company. Salary shall be subject to normal periodic review at least annually for increases based on the salary policies of the Company and the Executive's contributions to the enterprise.

(b) Throughout the Employment Period, the Executive shall be entitled to participate in such pension, profit sharing, stock incentive, bonus or incentive compensation, stock option, stock appreciation, stock purchase, incentive, group and individual disability, group and individual life, survivor income, sickness, accident, dental, medical and health benefits and other plans of the Company or additional benefit programs, plans or arrangements of the Company which may be established by the Company for similarly situated employees or its executive officers, as and to the extent any such benefit programs, plans and arrangements are or may from time to time be in effect, as determined by the Company and pursuant to the terms hereof and as and to the extent that the Executive is eligible to participate in such plans under the terms of such plans. With respect to any existing benefits or plans, including bonus plans and stock appreciation rights plans, the Company covenants that it will not (with respect to the Executive) alter the existing method of calculating the benefits or amounts thereunder described on Exhibit A, if the effect of any such change would be to reduce the amounts or benefits payable or available to the Executive.

(c) The Company shall reimburse the Executive from time to time for all reasonable and customary business expenses incurred by him in the performance of his duties hereunder, provided that the Executive shall submit vouchers and other supporting data to substantiate the amount of said expenses.

(d) If the Company purchases and maintains at any time during the term of this Agreement one or more life insurance or disability policies on the life or health and well being of the Executive, in addition to any policies purchased pursuant to Section 2(b) hereof, in whatever amount or amounts which the Company deems desirable, then the Company shall be the beneficiary of said policy or policies; provided, however, that any such policies that are or have been purchased by or on behalf of the Executive through the application of any of the Executive's deferred compensation plans from the Company shall have as beneficiaries such persons or entities as the Executive may choose. The Executive shall cooperate with the Company and submit to annual check-ups and such other reasonable medical examinations as are necessary to enable the Company to purchase and maintain in full force and effect such additional insurance policy or policies and shall furnish such medical information as may be reasonably requested.

3.NON-COMPETITION; CONFIDENTIAL INFORMATION; PUBLIC STATEMENTS.

(a) NON-COMPETITION. The Executive and the Company recognize that due to the Executive's engagement hereunder and the relationship of the Executive to the Company, the Executive will have access to and will acquire, and has assisted in and may assist in developing, confidential and proprietary information relating to the business and operations of the Company and its affiliates, including, without limiting the generality of the foregoing, information with respect to the Company's and its affiliates' present and prospective mortgage conduit operations, real property holding operations, any other real estate related or real estate financing related business operations, models, systems, portfolio, brokers, financing sources, servicing operations, agents, accounts, deposits, loans and marketing methods. The Executive acknowledges that such information has been and will continue to be of central importance to the business of the Company and its affiliates and that disclosure of it to, or its use by, others could cause substantial loss to the Company. The Executive and the Company also recognize that an important part of the Executive's duties may be to develop goodwill for the Company and its affiliates through his personal contact with customers, agents and others having business relationships with the Company and its affiliates, and that there is a danger that this goodwill, a proprietary asset of the Company and its affiliates, may follow the Executive if and when his relationship with the Company is terminated. The Executive accordingly agrees that, at all times during the Employment Period and for the periods thereafter listed below, the Executive shall not, in any capacity whatsoever:

(i) for the first 24 months after the termination of his employment, directly or indirectly, divert or aid others in diverting any trade or line of business which the Company was enjoying at the date of such termination;

(ii) for the first 24 months after termination of his employment, solicit or otherwise contact any customer or patron, or potential customer or patron, of the Company whom he had serviced, solicited or otherwise contacted on the Company's behalf during the last six months of his employment at the Company, for the purpose of diverting their business from the Company to himself or to another person or entity;


(iii) for the first 24 months after the termination of his employment, either directly or indirectly entice or aid or cooperate with others in soliciting or enticing any Company employee to leave the Company's employ;

(iv) without limiting the term of his general obligation to honor the Confidential Information so long as it remains protectable, for the first 24 months after termination of his employment with the Company
(A) by the Company for "cause" (as defined in Section 4(c)(i) hereof), or (B) by the Executive without "Good Reason" (as defined in Section 4(e)(iii) hereof), accept employment from, nor directly or indirectly engage in, any business wherein the loyal and diligent performance of the duties and responsibilities of such new employment or business will inherently call upon him to use or to disclose or to base judgments upon Confidential Information of the Company or its affiliates or to utilize the goodwill of the Company in making sales for a competitor of the Company;

(v) for 18 months after termination of Executive's employment, own, manage, invest in (other than passive investments of up to 1% of the outstanding equity securities of any publicly traded company), engage in, operate, control, or in any way participate in, or receive the economic or other benefit of, any business activity which is the same as or substantially similar to the Company's business as such business now exists or may be constituted during the Employment Period and any extension hereof, anywhere within the continental United States.

(b) CONFIDENTIAL INFORMATION.

(i) At all times during the Employment Period and at all times following termination thereof, the Executive shall keep confidential and not disclose, directly or indirectly, and shall not use for the benefit of himself or any other individual, corporation, partnership, or other entity except in connection with and furtherance of the business and the affairs of the Company, any Confidential Information (as defined below) relating to any aspect of the business of the Company which is now known or which may become known to him, unless and until it has become public knowledge or has come into the possession of others by legal and equitable means. For purposes of this Agreement, "Confidential Information" means any common law trade secret or other item constituting "Trade Secrets" under the Virginia Uniform Trade Secrets Act, Section 59.1-336, Developed Information (as defined below) or other information, whether in written, oral or other form, that is unique, confidential or proprietary to the Company or its affiliates.

 (ii) For purposes of this Agreement, "Developed Information" shall mean all Trade Secrets and unique, confidential and proprietary information conceived, developed, designed, devised or otherwise created, modified or improved by the Executive or in whole or in part, in connection with the performance of his services for the Company hereunder during the Employment Period or resulting from the Executive's use of or access to the Company's facilities or resources, including its Confidential Information. The "Developed Information" shall be deemed to comprise a portion of the Confidential Information.

(iii) The Executive acknowledges that all Confidential Information is the property of the Company or its affiliates, and upon expiration of the Employment Period or earlier termination of this Agreement or earlier at the request of the Company, the Executive shall deliver to the Company all records, notes, reference items, memoranda, records, and other documents or materials, and all copies thereof (including but not limited to such items stored by computer memory or other media) which constitute or incorporate the Confidential Information which are in the Executive's possession or under his control.

(c)OWNERSHIP OF DEVELOPED INFORMATION. The Executive covenants and agrees that all right, title and interest in any Developed Information shall be and remain the exclusive property of the Company. The Executive agrees to immediately disclose to the Company all Developed Information, and to assign to the Company any right, title and interest which he may have in the Developed Information. The Executive agrees to execute any instruments and to do all things reasonably requested by the Company, both during and after the Employment Period, to vest the Company with all ownership rights in the Developed Information. If any Developed Information can be protected by copyrights (i) as to that Developed Information which falls within the definition of "work made for hire," as defined in 17 U.S.C. Section 101, the copyright to such Developed Information shall be owned solely, completely and exclusively by the Company, and
(ii) as to that Developed Information which does not constitute "work made for hire," the copyright to such Developed Information shall be deemed to be assigned and transferred completely and exclusively by the Executive to the Company.

(d)ACKNOWLEDGMENT. The Executive acknowledges that he has carefully read and reviewed the restrictions set forth in Sections 3(a), (b) and
(c) hereof, and having done so he agrees that those restrictions, including but not limited to the time period and other restrictions, are fair and reasonable and are reasonably required for the protection of the legitimate business interests of the Company.

(e) INVALIDITY, ETC. If any covenant, provision, or agreement contained in any part of Sections 3(a), (b) or (c) hereof is found by a court having jurisdiction to be unreasonable in duration, geographic scope or character of restrictions, the covenant, provision or agreement shall not be rendered unenforceable thereby, but rather the duration, geographical scope or character of restrictions of such covenant, provision or agreement shall be deemed reduced or modified with retroactive effect to render such covenant or agreement reasonable and such covenant or agreement shall be enforced as modified. If the court having jurisdiction will not review the covenant, provision or agreement, the parties agree to negotiate in good faith in an attempt to agree to a revision having an effect as close as permitted by law to the provision declared unenforceable.
The Executive agrees that if a court having jurisdiction determines, despite the express intent of the Executive, that any portion of the restrictive covenants contained in Sections 3(a), (b) or (c) hereof are not enforceable, the remaining provisions shall be valid and enforceable.

(f) EQUITABLE RELIEF. The Executive recognizes and acknowledges that if he breaches the provisions of Sections 3(a), (b) or (c) hereof, damages to the Company would be difficult if not impossible to ascertain, and because of the immediate and irreparable damage and loss that may be caused to the Company for which it would have no adequate remedy, it is therefore agreed that the Company, in addition to and without limiting any other remedy or right it may have, shall be entitled to have an injunction or other equitable relief in any court of competent jurisdiction, enjoining any such breach. The existence of this right shall not preclude the applicability or exercise of any other rights and remedies at law or in equity which the Company may have.

(g) ACCOUNTING FOR PROFITS. The Executive covenants and agrees that if he violates any covenants or agreements under this Section, the Company shall be entitled to an accounting and repayment of all profits, compensations, royalties, commissions, remuneration or benefits which he directly or indirectly shall have realized or may realize relating to, growing out of or in connection with any such violations; such remedy shall be in addition to and not in limitation of any injunctive relief or other rights or remedies to which the Company is or may be entitled at law or in equity or otherwise under this Agreement.

(h)COMPANY BREACH. The Executive and the Company agree that the Executive shall not be bound by the obligations of Section 3 of the Agreement if the Company breaches any of its material obligations under this Agreement and fails to cure such breach after notice from the Executive and a period of up to 90 days to cure the same.

(i)PUBLIC STATEMENTS. The Executive and the Company recognize that, due to the relationship of the Executive and the Company and such relationship's susceptibility to public comment which may be injurious to the Executive or the Company, or both, it is necessary for the protection of both parties that neither party make any disparaging public statements concerning the termination of this Agreement and the arrangements made pursuant hereto. The Executive and the Company accordingly agree that neither the Executive nor the Company will make any disparaging public comments about the other at any time following the termination of this Agreement.

4. EMPLOYMENT PERIOD.

(a) DURATION. The Employment Period shall commence on the date of this Agreement and shall continue until the earliest of (i) the close of business on the day immediately preceding the seventh anniversary of this Agreement, (the "Expiration Date"), or (ii) termination of the Executive's employment by the Company with "cause" (as defined in Section 4(c)(i) hereof); (iii) termination of the Executive's employment by the Company for any reason other than cause; (iv) the Executive's resignation, or (v) the death or Total Disability of the Executive.

(b)  PAYMENTS UPON TERMINATION.

(i) If the Executive's employment is terminated by the Company for any reason other than "cause" (as defined in Section 4(c)(i) hereof), or due to the Total Disability (as defined in Section 4(c)(ii) hereof) or death of the Executive at any time during the Employment Period or by the Executive for "Good Reason" (as defined in Section 4(c)(iii) hereof), then the Company shall pay to, or provide for, as the case may be, the Executive, through the Expiration Date at the times otherwise provided in this Agreement as if the Executive's employment had not been terminated:

(A) his Salary as if he had remained employed as in effect immediately prior to the date of termination; and

(B) the sickness and health insurance coverage that is at least as favorable to the Executive as the coverage in effect on the date of termination.

In addition, the Company shall pay to, or provide for, as the case may be, the employee benefits (including, but not limited to, coverage under any disability, group life, and accident insurance programs and split-dollar life insurance arrangements or programs) in effect on the date of termination as to which the Executive would have been entitled under this Agreement if he had remained in the employ of the Company through the Expiration Date.

The Executive shall use his best efforts to discharge his legal obligation to mitigate the amount of Salary payments provided for in this Section 4(b) by actively seeking employment, unless the Executive's right to such payments is the result of his death or disability. The amount of any Salary payment provided for in this
Section 4(b) shall be reduced by any compensation or remuneration earned as the result of employment by another employer after the date of termination and during such severance period. The obligation to mitigate shall not apply to any benefits due the Executive under
Section 2(b) of this Agreement.

(ii) If the Executive's employment is terminated (A) by the Company for "cause" or (B) by the Executive by resignation without "Good Reason" other than disability, then the Company shall have no further liability to the Executive, except for the Salary which has accrued through the date of termination (which amounts shall be paid by the Company within thirty (30) days of such termination), and the Executive shall be subject to those forfeiture and indemnification obligations described in Section 7 hereof.

(iii) Notwithstanding any other provision of this Section 4(b), if the Executive violates any covenant, term or condition of this Agreement the Company shall be entitled, in addition to any other remedies it may have under Section 4(b)(ii) above or elsewhere hereunder or at law or in equity, to offset the amount of any payment otherwise due to the Executive pursuant to this Section 4(b) against any loss or damage incurred by the Company as a result of the Executive's violation of said covenant, term or condition.

(c)DEFINITIONS. When used in this Agreement, the words "cause", "total disability" and "Good Reason" shall have the respective meanings set forth below:

  (i) The term "cause" means: (A) the Executive's material failure to perform his employment duties hereunder after written notice to the Executive by the Company specifying such failure, and a reasonable period of not more than 90 days to remedy such failure, (B) the Executive's breach of the covenants or agreements contained in Sections 3(a), (b) or (c) hereof, (C) the Executive's conviction of a felony or any crime involving moral turpitude, fraud or misrepresentation, whether or not related to the business or property of the Company, (D) any act of the Executive against the Company intended to enrich the Executive in derogation of his duties to the Company, (E) any willful or purposeful act or omission taken in bad faith of the Executive having the effect of injuring the business or business relationships of the Company, or (F) the Executive's breach of his duty of loyalty to the Company. The Company shall have the right to suspend the Executive's employment with the Company (and the Executive shall thereupon have no rights or duties hereunder) in the event the Executive is indicted of any of the crimes described in (C) above, pending resolution of all cases involving the Executive and his ultimate conviction or acquittal with respect thereto. The Company shall during any period of suspension continue to pay or provide for sickness and health insurance coverage that is at least as favorable to the Executive as the coverage in effect on the date of suspension, but shall not be obligated to pay any Salary or other benefits to the Executive during such period. In the event the Executive is not convicted, he shall be paid all back wages and unpaid benefits relating to the period of suspension. In the event the Executive is convicted, his employment shall be terminated as herein provided, effective on and as of the date of initial suspension of the Executive.

(ii) The term "total disability" ("Total Disability") means total disability as defined in the Company's group and individual disability plans, if any. If the Company does not have in existence such plans, then Total Disability shall mean:

The inability to perform the duties required hereunder for a continuous period of ninety (90) days or more during the Employment Period due to "mental incompetence" or "physical disability" as hereinafter defined. The Executive shall be considered to be mentally incompetent and/or physically disabled: (A) if he is under a legal decree of incompetency (the date of such decree being deemed the date on which such mental incompetence occurred for purposes of this
Section 4(c)); or (B) because of a "Medical Determination of Mental and/or Physical Disability." A Medical Determination of Mental and/or Physical Disability shall mean the written determination by: (1) the physician regularly attending the Executive, and (2) a physician selected by the Company, that because of a medically determinable mental and/or physical disability the Executive is unable to perform each of the material duties of the Executive, and such mental and/or physical disability is determined or reasonably expected to last ninety (90) days or longer after the date of determination, based on medically available information. If the two physicians do not agree, they shall jointly choose a third consulting physician and the written opinion of the majority of these three (3) physicians shall be conclusive as to such mental and/or physical disability and shall be binding on the parties. The date of any written opinion which is conclusive as to the mental and/or physical disability shall be deemed the date on which such mental and/or physical disability commenced for purposes of this Section 4(c), if the written opinion concludes that the Executive is mentally and/or physically disabled. In conjunction with determining mental and/or physical disability for purposes of this Agreement, the Executive consents to any such examinations which are relevant to a determination of whether he is mentally and/or physically disabled, and which is required by any two (2) of the aforesaid physicians, and to furnish such medical information as may be reasonably requested. All physicians selected hereunder shall be Board-certified in the specialty most closely related to the nature of the mental and/or physical disability alleged to exist.

For purposes of determining whether the Executive is mentally incompetent or physically disabled for the ninety (90)-day period specified in this Section 4(c), such disability shall be deemed to continue from the date of any legal decree of incompetency, or written opinion which is conclusive as to the mental and/or physical disability, through the date the legal decree expires or is otherwise revoked or removed, or the date on which the mental and/or physical disability has ceased, as the case may be, as set forth in a written opinion prepared by the physicians described in this Section 4(c) pursuant to the procedures provided herein.

(iii)	The term "Good Reason" shall mean and be limited to those
circumstances where (i) the Company creates working conditions that a reasonable person in the Executive's position would consider intolerable, provided that such working conditions are not generally applicable to other executives of the Company, and/or (ii) the Executive is, after notice of objection from the Executive, directed by the Company, either directly or indirectly, to take or refrain from taking any action that would violate any law or regulation, and/or
(iii) the Executive's position or job responsibilities are substantially and adversely modified by the Company, and/or (iv) the Company breaches any of its material obligations under this Agreement and fails to cure the same after written notice from the Executive and the expiration of a period of up to 90 days to cure such breach.

5.RESTRICTIONS RELATING TO STOCK. The Executive agrees not to transfer, or permit any shares beneficially owned by any person or entity controlled by him to transfer, any of his capital stock or other equity interests in the Company (whether directly or indirectly, by pledge, gift or otherwise), in such quantities sufficient to trigger a change in control as defined in the Note Purchase Agreement dated September 30, 1994, without the prior written consent of the Company. Notwithstanding the foregoing, the Company acknowledges that certain shares of stock of the Company are pledged to secure one or more of the Executive's margin loans with respect to Company stock outstanding as of the date of this Agreement, in the principal amount of approximately $3,275,000. The Executive agrees to reduce the principal amount of such margin loans with respect to Company stock to $1,000,000 in principal amount through the application of at least 50% of the dividends received on the stock of the Company owned by the Executive or the Executive's spouse, exclusive of any dividends relating to such stock held in IRA accounts or in any of the Company's benefit plans after signing this Agreement, and the Company acknowledges that shares of the Company's stock may thereafter from time to time be pledged by the Executive to secure such $1,000,000 margin loan for Company stock.

6.CHANGE IN CONTROL COVENANTS. The Executive covenants and agrees that, during the Employment Period, he will not take any action, and will not cause or permit any other person or entity to take any action, which results or is likely to result, directly or indirectly, in the occurrence of a "Change in Control" pursuant to clauses (c) or
(d) of the definition of such term, as used in each Note Purchase Agreement of even date herewith between the Company and various institutional investors with respect to the issuance and sale by the Company on the date hereof of its 9.56% Series A Senior Notes due October 15, 1999, in the aggregate principal amount of Fifteen Million Dollars ($15,000,000), and its 10.03% Series B Senior Notes due October 15, 2001, in the aggregate principal amount of Thirty-Five Million Dollars ($35,000,000).

7.INDEMNIFICATION. In the event a put is exercised under the Note Purchase Agreement because of (i) a termination of the Executive's employment pursuant to Section 4(b)(ii) (termination by the Company for Cause or by the Executive without Good Reason other than disability), or (ii) a transfer of stock by the Executive under circumstances prohibited by Section 5 hereof, the Executive shall forfeit any Stock Appreciation Rights, Stock Options and similar rights. In addition, the Executive shall be liable to the Company for all costs, expenses and damages proximately caused by the occurrence of any "Change in Control" (as such term is used in Section 6 above) following any such termination pursuant to Section 4(b)(ii) or transfer prohibited by Section 5 hereof if a put is exercised under the Note Purchase Agreement.

8.NOTICES. Any notices, requests, demands and other communications provided for by this Agreement shall be sufficient if in writing and if sent by registered or certified mail to the Executive at the last address he has filed in writing with the Company at its principal executive offices.

9.BINDING AGREEMENT; ASSIGNMENT. This Agreement shall be effective as of the date hereof and shall be binding upon and inure to the benefit of, the parties hereto and their respective heirs, successors, assigns, and personal representatives as the case may be. The Executive may not assign any rights or duties under this Agreement.
As used herein, the successors of the Company shall include, but not be limited to, any successor by way of merger, consolidation, sale of all or substantially all of the assets, or similar reorganization.
The Executive specifically acknowledges that the Business of the Company may at some future time be reorganized and operated in the form of a corporation (the "Successor"). The Executive further acknowledges and agrees that the Company may assign all of its rights and interests under this Agreement to the Successor, and that the Executive shall be bound and obligated to perform all of her covenants and agreements set forth herein for the benefit of the Successor as if the Successor had been the original beneficiary thereof.

10.ENTIRE AGREEMENT. This Agreement (together with all stock option agreements, stock options, stock appreciation rights agreements and stock appreciation rights held by or for the benefit of the Executive on the date hereof) constitutes the entire understanding of the Executive and the Company with respect to the subject matter hereof and supersedes any and all prior understandings written or oral. This Agreement may not be changed, modified or discharged orally, but only by an instrument in writing signed by the parties.

11.ENFORCEABILITY. This Agreement has been duly authorized, executed and delivered and constitutes the valid and binding obligations of the parties hereto, enforceable in accordance with its terms.

12.GOVERNING LAW. The validity and construction of this Agreement or any of its provisions shall be determined under the internal laws of the Commonwealth of Virginia, without giving effect to its conflicts of laws provisions.

13.HEADINGS. The headings used in this Agreement are for convenience only and shall not control or affect the meaning or construction of any provision of this Agreement.

14.SEVERABILITY. Except as provided in Section 3(e) hereof, if any one or more of the terms or provisions of this Agreement shall for any reason be held to be invalid, illegal or unenforceable, in whole or in part, or in any respect or in the event that any one or more of the provisions of this Agreement operated or would prospectively operate to invalidate this Agreement, then and in either of those events, such provision or provisions only shall be deemed null and void and shall not affect any other provision of this Agreement and the remaining provisions of this Agreement shall remain operative and in full force and effect and shall in no way be affected, prejudiced or disturbed thereby.

IN WITNESS WHEREOF, the parties have executed and delivered this Agreement on the date first above written.

ATTEST:                        RESOURCE MORTGAGE CAPITAL, INC.


W. Lance Andeson               By:/s/ Lynn K. Geurin   3/28/95  (SEAL)
----------------                  ----------------------------

WITNESS:                      THOMAS H. POTTS



W. Lance Anderson              Thomas H. Potts   3/28/95  (SEAL)
-----------------              ---------------------------------


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

Resource Finance Co. Two   Resource Finance Co. One        Virginia

SHF Corp.                  Resource Finance Co. One        Virginia

Saxon Mortgage Capital Corporation
                           Resource Mortgage Capital, Inc. Virginia

Multi-Family Capital Resources, Inc.
                           Resource Mortgage Capital, Inc. Virginia

Multi-Family Capital Access One, Inc
                           Multi-Family Capital Resources, Inc.
                                                           Virginia

TC Acquisiton, Inc.        Resource Mortgage Capital, Inc. Virginia

Merit Securties Corporation
                           Resource Mortgage Capital, Inc. Virginia


At December 31, 1993, the other entities consolidated with Resource Mortgage Capital, Inc. were as follows:

SMFC Holding, Inc.         N/A                             Delaware

SMFC Funding Corporation   SMFC Holding, Inc.              Virginia

Saxon Mortgage Management Corporation
                           SMFC Holding, Inc.              Virginia

Saxon Mortgage Securities Corporation
                           Saxon Mortgage Funding Corporation
                                                           Virginia

Meritech Mortgage Services, Inc.
                           Saxon Mortgage Funding Corporation
                                                           Texas

Saxon Mortgage Management LP
                           N/A                              N/A

Saxon Mortgage, Inc.       Saxon Mortgage Management LP     Virginia


Exhibit 23.1

                           Accountants' Consent




The Board of Directors
Resource Mortgage Capital, Inc.:




We consent to incorporation by reference in the registration statements (No. 33-50705 and 33-52071) on Form S-3 of Resource Mortgage Capital, Inc. of our report dated February 7, 1995, relating to the consolidated balance shet of Resource Mortgage Capital, Inc. and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, shareholders' equity and cash flows and related schedules for each of the years in the three-year period ended December 31, 1994, which report appears in the December 31, 1994 Form 10-K of Resource Mortgage Capital, Inc.


                                              KPMG PEAT MARWICK LLP

Richmond, Virginia
March 31, 1995