Form 10-Q
period 1995-03-31
RESOURCE MORTGAGE CAPITAL INC/VA
filed 1995-05-15
CIK 826675

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                              FORM 10-Q

	[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
	                      Exchange Act of 1934

                For the quarter ended March 31, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
[x] Yes    No

On April 30, 1995, the registrant had 20,117,925 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.




RESOURCE MORTGAGE CAPITAL, INC.
FORM 10-Q

INDEX





                                                                     PAGE

PART I.   FINANCIAL INFORMATION

    Item 1.   Financial Statements

                  Consolidated Balance Sheets at March 31, 1995 and
December 31, 1994                                          3

Consolidated Statements of Operations for the three months
ended March 31, 1995 and 1994                              4

Consolidated Statement of Shareholders' Equity for
the three months ended March 31, 1995                      5

Consolidated Statements of Cash Flows for
the three months ended March 31, 1995 and 1994             6

Notes to Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               9


PART II	OTHER INFORMATION

Item 1. Legal Proceedings                                            14

Item 2. Changes in Securities                                        14

Item 3. Defaults Upon Senior Securities                             14

Item 4. Submission of Matters to a Vote of Security Holders         14

Item 5. Other Information                                           14

Item 6. Exhibits and Reports on Form 8-K                            14


SIGNATURES                                                          15



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)
                                               March 31,  December 31,
                                                1995        1994
ASSETS

Mortgage investments:
   Collateral for CMOs                       $ 553,094    $ 441,222
   Adjustable-rate mortgage securities, net  2,080,946     2,321,388
   Fixed-rate mortgage securities, net         117,529      194,078
   Other mortgage securities                    62,535       64,293
   Mortgage warehouse lines of credit            3,400        7,938
                                             2,817,504   3,028,919
Mortgage loans in warehouse                    355,399     518,131
Cash                                             2,720       6,340
Accrued interest receivable                     15,962      19,019
Other assets                                    38,694      28,187
                                           $ 3,230,279 $ 3,600,596

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Collateralized mortgage obligations       $    536,754 $   424,800
Repurchase agreements                        2,298,838   2,804,946
Notes payable                                  128,445     135,110
Accrued interest payable                        10,685      11,450
Deferred income                                   -         12,117
Other liabilities                               18,222      14,702
                                             2,992,944   3,403,125
SHAREHOLDERS' EQUITY

Common stock, par value $.01 per share,
   50,000,000 shares authorized, 20,078,013
   issued and outstanding                          201          201
Additional paid-in capital                     279,296       279,296
Net unrealized loss on
available-for-sale mortgage securities         (32,182)      (72,678)
Retained deficit                                (9,980)       (9,348)
                                               237,335       197,471
                                           $ 3,230,279   $ 3,600,596

See notes to consolidated financial statements.





RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)    Three Months Ended
                                                 March 31,
                                               1995        1994

Interest Income:
   Collateral for CMOs                    $  9,672    $   8,539
   Adjustable-rate mortgage securities      34,550       25,296
   Fixed-rate mortgage securities            2,736        4,118
   Other mortgage securities                 3,124        2,428
   Mortgage warehouse lines of credit          193        1,429
   Mortgage loans in warehouse              10,541        9,485
                                            60,816       51,295
Interest and CMO-related expense:
   Collateralized mortgage obligations:
      Interest                               8,258        8,040
      Other                                    434          408
   Repurchase agreements                    40,599       26,883
   Notes payable                             2,722          770
   Commercial paper                           -             803
   Other                                     1,190        1,129
                                            53,203       38,033

Net margin on mortgage assets                7,613       13,262

Gain on sale of mortgage assets,
 net of associated costs                     2,454        6,841
Other income, net                              947          229
General and administrative expenses         (4,418)      (4,832)

Net income                                 $ 6,596     $ 15,500

Net income per share                     $    0.33    $    0.80

Weighted average number of
 common shares outstanding              20,078,013   19,447,618


See notes to consolidated financial statements.



RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENT OF                            Net
SHAREHOLDERS' EQUITY                              unrealized
(amounts in thousands except share data)            loss on
                                                   available-
                                       Additional  for-sale
                    Number of  Common  paid-in     mortgage   Retained
                     shares    stock   capital    securities  deficit   Total

Balance at December 31, 1994   $201  $279,296   $(72,678)  $(9,348) $197,471

Net income - three months ended
  March 31, 1995        -        -       -          -        6,596     6,596
Net change in unrealized loss on
  available-for-sale mortgage securities
                        -        -       -        40,496      -       40,496
Dividends declared - $0.36 per share
                        -        -       -           -     (7,228)   (7,228)

Balance at March 31, 1995
                  20,078,013   $201  $279,296  $(32,182)  $(9,980)	 $ 237,335



See notes to consolidated financial statements.




RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS             Three Months Ended
(amounts in thousands)                                 March 31,

                                                    1995         1994
Operating activities:
Net income                                       $ 6,596    $ 15,500
Adjustments to reconcile net income to net cash provided by
     operating activities:
  Amortization and depreciation                    2,578       1,343
  Net decrease in mortgage loans held for sale   	159,952     200,554
  Net (increase) decrease in accrued interest,
    other assets and other liabilities           (15,893	)     20,251
  Net loss (gain) from sales of
    mortgage investments                             901      (1,514)
  Other                                           (1,128)         85
    Net cash provided by operating activities    	153,006      236,219

Investing activities:
    Collateral for CMOs:
      Purchases of mortgage loans
        subsequently securitized                (164,746)       -
      Principal payments on collateral            51,101	      48,501
      Net decrease in funds held by trustees       1,607       2,337
                                                (112,038)     50,838

   Purchase of other mortgage investments         (2,210)   (260,152)
   Payments on other mortgage investments         48,620     136,071

Proceeds from sales of other mortgage investments 305,980     67,844
Capital expenditures                                  (59)      (883)

Net cash provided by (used for)
 investing activities                             240,293     (6,282)

Financing activities:
  Proceeds from issuance of CMOs                  162,055	         -
  Principal payments on CMOs                      (46,202)   (50,232)
  Repayments of borrowings, net                  (512,772)  (166,583)
  Proceeds from stock issuance, net                    -        7,897
  Dividends paid                                       -	       (15,167)
    Net cash used for financing activities       (396,919)   (224,085)

Net (decrease) increase in cash                    (3,620)      5,852
Cash at beginning of period                         6,340       1,549
Cash at end of period                         $     2,720   $   7,401


Cash paid for interest                        $    52,6970  $   40,376

See notes to consolidated financial statements.




RESOURCE MORTGAGE CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1995
(amounts in thousands except share data)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at March 31, 1995, the Consolidated Statements of Operations for the three months ended March 31, 1995 and 1994, the Consolidated Statement of Stockholders' Equity for the three months ended March 31, 1995, the Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994 and related notes to consolidated financial statements are unaudited. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1994.

Certain amounts for 1994 have been reclassified to conform with the presentation for 1995.




NOTE 2--AVAILABLE-FOR-SALE MORTGAGE INVESTMENTS

The Company has classified all of its mortgage securities as available-for-sale. The following tables summarize the Company's mortgage securities held at March 31, 1995 and mortgage securities sold during 1995. The basis of securities sold is computed using the specific identification method.

                     Securities held at March 31, 1995
                                                  Gross       Gross
                        Amortized               unrealized  unrealized
                        cost basis   Fair value     gain       loss
Collateral for CMOs    $  546,155  $  553,094   $   7,730  $   (791)
Adjustable-rate
mortgage securities     2,124,461   2,080,946       8,844    (52,359)
Fixed-rate
mortgage securities       118,669     117,529       1,007     (2,147)
Other mortgage securities	  57,001      62,535      11,231     (5,697)
                      $ 2,846,286 $ 2,814,104    $ 28,812   $ (60,994	)


                           Securities sold during 1995
                   Amortized   Proceeds   Gross     Gross
                   cost basis  from sale  realized  realized
                                            gain     loss


Collateral for CMOs $     -  $     -      $     -    $    -
Adjustable-rate
  mortgage securities 299,531  302,525       12,117     9,123
Fixed-rate
mortgage securities       -       -            -          -
Other mortgage
securities             7,350     3,455          175     4,070
                   $ 306,881 $ 305,980  $ 12,292     $ 13,193

The unamortized cost basis of adjustable-rate mortgage securities sold during 1995 includes the basis in the repurchase obligation related to adjustable-rate mortgage loans previously securitized or sold.

NOTE 3--OTHER MATTERS

The gain on sale of mortgage assets for the three months ended March 31, 1995 is net of tax expense totaling $6,284.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Resource Mortgage Capital, Inc. (the "Company") originates, purchases, services and securitizes residential mortgage loans (collectively, the mortgage operations) and invests in a portfolio of residential mortgage securities. The Company's primary strategy is to use its mortgage operations to create investments for its portfolio. The Company's principal sources of income are net interest income on its investment portfolio, gains on the securitization and sales of mortgage loans and the interest spread realized while the mortgage loans are being accumulated for securitization or sale.

	The Company's results were negatively impacted during the three months ended March 31, 1995 by the rapid increase in interest rates during 1994 and the resulting lower level of overall mortgage loan originations in the market. As a result of this rapid increase in interest rates during 1994, the Company experienced a decrease in the net interest spread earned on the adjustable-rate mortgage securities, which constitute a significant portion of the portfolio of mortgage investments. Lower anticipated mortgage loan origination volume is expected to substantially reduce the gain on securitization or sales of mortgage loans during the remainder of 1995 relative to the levels experienced in 1994.

Results of Operations

                                    Three Months Ended
(amounts in thousands except per share     March 31,
 information)                         1995           1994

Net margin on mortgage assets      $ 7,613        $ 13,262
Net gain on sale of mortgage assets  2,454           6,841
General and administrative expenses  4,418           4,832
Net income                           6,596          15,500
Net income per share                  0.33            0.80

Principal balance of mortgage
 loans funded                      237,119         958,772

Three Months Ended March 31, 1995 Compared to Three Months Ended March 31,
1994   The decrease in the Company's earnings during the three months ended
March 31, 1995 as compared to the same period in 1994 is primarily the result of the decrease in the net margin on mortgage assets and the gain on sale of mortgage assets.

	Net margin on mortgage assets decreased to $7.6 million for the three months ended March 31, 1995 from $13.3 million for three months ended March 31, 1994. This decrease resulted primarily from the decrease in the net interest spread on the portfolio from 1.40% for the three months ended March 31, 1994 to 0.61% for the three months ended March 31, 1995.

	The gain on sale of mortgage assets decreased to $2.5 million for the three months ended March 31, 1995 from $6.8 million for the three months ended March
31, 1994.  This decrease resulted primarily from lower mortgage loan funding levels by the Company as a result of a decrease in overall mortgage loan originations in the market and a higher level of price competition for mortgage loans.  Lower funding levels resulted in lower gain on sale relating to loans securitized or sold.



   The following tables summarize the average balances of the Company's interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

Average Balances and Effective Interest Rates
                           Three Months Ended March 31,
(amounts in thousands)       1995                 1994
                       Average      Effective    Average    Effective
                              Balance   Rate      Balance      Rate

Interest-earning assets : (1)
   Collateral for CMOs (2)      $ 461,135  8.39%   $  384,179    8.89%
   Adjustable-rate
    mortgage securities         2,169,935  6.37     2,126,564    4.76
   Fixed-rate mortgage
    securities                    145,535  7.52       209,951    7.85
   Other mortgage securities       57,951 21.56        74,841   12.97
   Mortgage warehouse
    lines of credit                 8,527  9.05       103,456    5.53
          Total portfolio-
             related assets     2,843,083  7.07     2,898,991    5.77
   Mortgage loans in
         warehouse                563,877  7.48       650,776    5.83
          Total interest-
           earning assets     $ 3,406,961 7.14%   $ 3,549,767    5.78%

Interest-bearing liabilities:
   Portfolio-related liabilities:
     CMOs                      $  460,134 7.18%   $   394,540    8.15%
     Repurchase agreements:
      Adjustable-rate
        mortgage securities     1,949,852 6.35      2,055,643    3.62
      Fixed-rate
        mortgage securities       134,188 5.40        197,114    5.19
      Other mortgage securities     6,236 6.35         11,214    3.71
     Warehouse lines of credit      8,424 7.60         96,732    3.32
         Total portfolio-
           related liabilities  2,558,834 6.46      2,755,243    4.37
   Warehouse-related liabilities:
     Repurchase agreements        444,708 7.06        508,760    4.41
     Notes payable                 54,585 8.26         51,098    6.03
           Total warehouse-
              related liabilities 499,293 7.19        559,858    4.56
       Total interest-
         bearing liabilities   $3,058,127 6.58%    $3,315,101    4.40%
Net interest spread                       0.56%                  1.38%
Net yield on average
  interest earning assets                 1.24%                  1.67%

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $6,137 and $12,632 for the three months ended March 31, 1995 and March 31, 1994, respectively.



   The decrease in net interest spread is primarily the result of the decrease in the spread on adjustable-rate mortgage securities. Adjustable-rate mortgage securities reset throughout the year, generally on a semiannual basis. These securities are subject to certain periodic and lifetime interest rate caps. Due to the nature of the periodic caps, semiannual rate increases are generally limited to 1%. As a result of rapidly increasing short-term interest rates since February 1994, the interest rate on certain repurchase borrowings, which are not subject to caps, increased at a faster rate than the interest rate earned on the adjustable-rate mortgage securities which collateralize these borrowings, decreasing the net interest spread on these securities. Additionally, the decrease in the spread on adjustable-rate mortgage securities resulted from the increase in securities retained in the portfolio during late 1993 and early 1994 with low initial pass-through rates (i.e., a teaser rate). As of March 31, 1995, adjustable-rate mortgage securities in the Company's portfolio were "teased" approximately 1.90% on a weighted average basis. Comparatively, as of March 31, 1994, adjustable-rate mortgage securities in the Company's portfolio were "teased" approximately 0.40% on a weighted average basis. In future periods, the rate the Company earns on adjustable-rate securities will increase approximately 0.50% during each three month period until these securities become fully indexed or are limited by their lifetime interest rate caps. The spread on adjustable-rate mortgage securities may increase to the extent the rates on the related repurchase borrowings increase more slowly than the resets on these securities. Conversely, the spread on these securities could decrease further should the rates on the related repurchase borrowings continue to increase faster than the interest rates reset on these securities.

Portfolio Activity

    The Company's investment strategy is to create a diversified portfolio of mortgage securities that in the aggregate generate stable income in a variety of interest rate and prepayment rate environments and preserve the capital base of the Company. However, the rapid increase in short-term interest rates has reduced the portfolio income since the first quarter of 1994, and further rapid increases in short-term interest rates could lead to further reductions in the portfolio net margin. This rise in interest rates during 1994 also had a negative impact on the value of the Company's portfolio. However, the value of the Company's available-for-sale mortgage securities increased by $40.5 million during the first three months of 1995 as a result of the stabilization of interest rates. This increase is attributable primarily to the increase in value of ARM securities. The Company anticipates that the value of adjustable-rate mortgage securities will continue to increase assuming a relatively stable interest rate environment during the remainder of 1995.

   The Company has pursued its strategy of concentrating on its mortgage operations to create investments with attractive yields and to benefit from potential gains on sale or securitization. In many instances the Company's investment strategy involves not only the creation or acquisition of the asset, but also the related borrowing to finance a portion of that asset.

Three Months Ended March 31, 1995 Compared to Three Months Ended March 31,
1994   The net margin on the Company's portfolio of mortgage investments decreased to $7.4 million for the three months ended March 31, 1995 from $10.2 million for the three months ended March 31, 1994. This decrease resulted from a decrease in the net interest spread on the portfolio.

	During the three months ended March 31, 1995, the Company sold certain investments to (i) reduce the Company's exposure to periodic cap risk as discussed above, (ii) reduce the Company's exposure to further declines in the market value of such securities and (iii) increase liquidity. The aggregate principal amount of investments sold was $319.0 million, consisting of $311.6 million principal amount of ARM securities and $7.4 million of other mortgage securities from its portfolio. Additionally during the three months ended March 31, 1995, the Company sold its repurchase obligation on all convertible adjustable-rate mortgage loans previously securitized or sold. During the three months ended March 31, 1994, the Company sold $55.5 million principal amount of adjustable-rate mortgage securities and $5.7 million of other mortgage securities from its portfolio. The Company realized a net loss of $0.9 million on the sale of mortgage securities and its repurchase obligation for the three months ended March 31, 1995 compared to a net gain of $1.5 for the three months ended March 31, 1994. Additionally, during the three months ended March 31, 1995, the Company added approximately $165.2 million of collateral for CMOs, with $162.2 million of associated borrowings and $1.8 million of other mortgage securities to its portfolio through its mortgage operations.


Mortgage Operations

   The Company originates, purchases and services single-family mortgage loans. When a sufficient volume of mortgage loans is accumulated, the Company sells or securitizes these mortgage loans through the issuance of CMOs or pass-through securities. During the accumulation period, the Company finances its funding of mortgage loans through warehouse lines of credit or through repurchase agreements.

The following table summarizes mortgage operations activity for the three months ended March 31, 1995 and 1994.

                                            Three Months Ended
                                                  March 31,
(amounts in thousands)                        1995         1994

Principal amount of loans funded           $ 237,119     $ 958,772
Principal amount securitized or sold         402,788     1,155,432
Investments added to portfolio
         from mortgage operations,
         net of associated borrowings          4,840        19,837

Three Months Ended March 31, 1995 Compared to Three Months Ended March 31,
1994   The decrease in the funding volume of mortgage loans for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is a result of the lower overall mortgage loan originations in the market and an increased level of price competition for mortgage loans. The gain on securitizations and sales of mortgage loans, excluding recognition of deferred gains, decreased to $2.1 million for the three months ended March 31, 1995 from $4.4 million for the three months ended March 31, 1994, resulting primarily from this lower funding volume and the Company's current securitization strategy.

   The Company's current securitization strategy includes securitizing a significant portion of its loan production through the issuance of CMOs. These securitizations are recorded as financing transactions and as such, no gain on sale is recognized. Instead, income related to these securitizations will be recognized over time as part of net margin income. With respect to the remaining portion of the Company's loan production, the Company will generally continue its strategy of either selling these loans in whole loan pools or securitizing them using a senior subordinated structure. The Company will recognize a gain or loss on sale of mortgage assets as a result of such sales or securitizations.

   During the three months ended March 31, 1995, the Company sold a portion of its purchased mortgage servicing rights which were acquired along with the Company's servicing operation in 1994. The gain resulting from this sale totaled $1.2 million. Pursuant to the original acquisition strategy, the Company will continue to sell purchased mortgage servicing rights as it adds its own mortgage loan products to the servicing portfolio.

Other Matters

   The Company has exposure to credit losses related to delinquent loans in warehouse. Additionally, in certain circumstances, the Company may retain a portion of the credit risk after securitization. Such credit loss exposure is generally limited to an amount equal to a fixed percentage of the principal balance of the pool of mortgage loans at the time of securitization. After securitization, the Company may also be exposed to losses due to fraud during the origination of a mortgage loan or special hazards. The Company establishes discounts and reserves for these estimated potential losses. At March 31, 1995, these discounts and reserves totaled $35.2 million.

  The Company and its qualified REIT subsidiaries (collectively "Resource REIT") have elected to be treated as a real estate investment trust for federal income tax purposes, and therefore is required to distribute annually substantially all of its taxable income. Resource REIT estimates that its taxable income for the three months ended March 31, 1995 was approximately $6.8 million. Taxable income differs from the financial statement net income which is determined in accordance with generally accepted accounting principles.


Liquidity and Capital Resources

   The Company uses its cash flow from operations, issuance of CMOs or pass-through securities, other borrowings and capital resources to meet its working capital needs. Historically, these sources of cash flow have provided sufficient liquidity for the conduct of the Company's operations. However, if a significant decline in the market value of the Company's mortgage securities should occur, the Company's available liquidity may be reduced. As a result of such a reduction in liquidity, the Company may be forced to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

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

   The Company borrows funds on a short-term basis to support the accumulation of mortgage loans prior to the sale of such mortgage loans or the issuance of mortgage securities. These short-term borrowings consist of the Company's warehouse lines of credit and repurchase agreements and are paid down as the Company securitizes or sells mortgage loans. The Company has a $150 million credit facility to finance the purchase of mortgage loans that expires in May 1996. This facility includes a sub-agreement which allows the Company to borrow up to $30 million for working capital purposes. The Company also has various committed repurchase agreements totaling $260 million maturing in June and August 1995 relating to mortgage loans in warehouse. The Company expects that these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal. The Company may also finance a portion of its mortgage loans in warehouse with repurchase agreements on an uncommitted basis. At March 31, 1995, the Company had borrowed $301.5 million under these credit facilities. The lines of credit contain certain financial covenants which the Company met as of March 31, 1995. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

   The Company finances adjustable-rate mortgage securities and certain other mortgage assets through repurchase agreements. Repurchase agreements allow the Company to sell mortgage assets for cash together with a simultaneous agreement to repurchase the same mortgage assets on a specified date for an increased price, which is equal to the original sales price plus an interest component. At March 31, 1995, the Company had outstanding obligations of $2.1 billion under such repurchase agreements, of which $2.0 billion, $108.9 million and $5.6 million were secured by adjustable-rate mortgage securities, fixed-rate mortgage securities and other mortgage securities, respectively. Increases in either short-term interest rates or long-term interest rates could negatively impact the valuation of these mortgage assets and may limit the Company's borrowing ability or cause various lenders to initiate margin calls. Additionally, certain of the Company's adjustable-rate mortgage securities are AA or AAA rated classes that are subordinate to related AAA rated classes from the same series of securities. Such AA or AAA rated classes have less liquidity than securities that are not subordinated, and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying mortgage loans. As a result of such a downgrade of an insurer, or the deterioration of the credit quality of the underlying mortgage collateral, the Company may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses. Additionally, the Company owns approximately $67.5 million of its CMOs and has financed such CMOs with $67.4 million of short-term debt. The Company plans to sell the majority of these CMOs during the second quarter of 1995. For financial statement presentation purposes, the Company has classified the $67.4 million of short-term debt as CMOs outstanding.

   A substantial portion of the assets of the Company are pledged to secure indebtedness incurred by the Company. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of the Company in the event of the Company's liquidation, except to the extent that the value of such assets exceeds the amount of the indebtedness they secure.

   The Company has outstanding $50 million in unsecured notes maturing between 1999 and 2001. The proceeds from this issuance were used for general corporate purposes. The note agreements contain certain financial covenants which the Company met as of March 31, 1995. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

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

	(b)  Reports on Form 8-K
			Non



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      RESOURCE MORTGAGE CAPITAL, INC.


                                      By:Thomas H. Potts
                                         -------------------
                                         Thomas H. Potts, President
                                         (authorized officer of registrant)





                                         Lynn K. Geurin
                                         ---------------------
                                         Lynn K. Geurin, Executive Vice
                                         President and Chief
                                         Financial Officer
                                        (principal accounting officer)

Dated:  May 15, 1995


3

05/12/95  05:00 PM

3

15

6