Form 10-Q
period 1995-06-30
RESOURCE MORTGAGE CAPITAL INC/VA
filed 1995-08-14
CIK 826675

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                               FORM 10-Q

	[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
	Exchange Act of 1934

                  For the quarter ended June 30, 1995

	[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
	Exchange Act of 1934

                   Commission file number 1-9819



                   RESOURCE MORTGAGE CAPITAL, INC.
           (Exact name of registrant as specified in its charter)




	   Virginia	                                     52-1549373
	(State or other jurisdiction of 	            (I.R.S. Employer
	 incorporation or organization) 	            Identification No.)

	4880 Cox Road, Glen Allen, Virginia	               23060
	 (Address of principal executive offices) 	     (Zip Code)

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

On July 31, 1995, the registrant had 20,134,370 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.




RESOURCE MORTGAGE CAPITAL, INC.
FORM 10-Q

INDEX






                                                                         PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Consolidated Balance Sheets at June 30, 1995 and
December 31, 1994.........................................3

Consolidated Statements of Operations for the three months
and the six months ended June 30, 1995 and 1994...........4

Consolidated Statement of Shareholders' Equity for
the six months ended June 30, 1995........................5

Consolidated Statements of Cash Flows for
the six months ended June 30, 1995 and 1994...............6

Notes to Consolidated Financial Statements................7

Item 2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations....................9


PART II    OTHER INFORMATION

Item 1.  Legal
Proceedings..........................................................14

Item 2.  Changes in Securities.......................................14

Item 3.  Defaults Upon Senior Securities.............................14

Item 4.  Submission of Matters to a Vote of Security Holders.........14

Item 5.  Other Information............................................14

Item 6.  Exhibits and Reports on Form 8-K.............................14


SIGNATURES............................................................15



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)
                                                    June 30,   December 31,
                                                      1995        1994
ASSETS

Mortgage investments:
   Collateral for CMOs                            $  882,825    $ 441,222
   Adjustable-rate mortgage securities, net        2,058,661    2,321,388
   Fixed-rate mortgage securities, net                69,007      194,078
   Other mortgage securities                          66,814       64,293
   Mortgage warehouse lines of credit                  4,233        7,938
                                                   3,081,540    3,028,919

Mortgage loans in warehouse                          199,418      518,131
Cash                                                   3,213        6,340
Accrued interest receivable                           15,986       19,019
Other assets                                          35,826       28,187
                                                 $ 3,335,983  $ 3,600,596

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Collateralized mortgage obligations               $  821,978   $  424,800
Repurchase agreements                              2,039,383    2,804,946
Notes payable                                        151,488      135,110
Accrued interest payable                               7,780       11,450
Deferred income                                         -          12,117
Other liabilities                                     27,471       14,702
                                                   3,048,100    3,403,125
SHAREHOLDERS' EQUITY

Preferred stock, par value $.01 per share,
   50,000,000 shares authorized:
      9.75% Cumulative Convertible Series A
      1,350,000 and none issued
      and outstanding, respectively                       14         -
Common stock, par value $.01 per share,
   50,000,000 shares authorized, 20,117,936
   and 20,078,013 issued and outstanding, respectively   201          201
Additional paid-in capital                           310,951      279,296
Net unrealized loss on available-for-sale
   mortgage securities                               (13,296)     (72,678)
Retained deficit                                      (9,987)      (9,348)
                                                     287,883      197,471
                                                 $ 3,335,983  $ 3,600,596

See notes to consolidated financial statements.



RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data) Three Months Ended   Six Months Ended
                                        June 30,                June 30,
                                         1995       1994      1995     1994

Interest Income:
   Collateral for CMOs                $ 13,347   $ 8,270   $ 23,020  $ 16,809
   Adjustable-rate mortgage securities  35,767    26,355     70,317    51,651
   Fixed-rate mortgage securities        2,112     3,589      4,848     7,707
   Other mortgage securities             2,296     3,502      5,419     5,930
   Mortgage warehouse lines of credit       82     1,343        275     2,772
   Mortgage loans in warehouse           7,719     8,673     18,261    18,158
                                        61,323    51,732    122,140   103,027
Interest and CMO-related expense:
   Collateralized mortgage obligations:
      Interest                          11,030     7,743     19,289    15,783
      Other                                781       352      1,216       760
   Repurchase agreements                35,712    28,759     76,311    55,642
   Notes payable                         3,131     1,411      5,852     2,181
   Commercial paper                       -          779       -        1,582
   Other                                 1,201     1,127      2,391     2,256
                                        51,855    40,171    105,059    78,204

Net margin on mortgage assets            9,468    11,561     17,081    24,823

Gain on sale of mortgage assets,
    net of associated costs              1,934     9,718      4,388   16,559
Other income, net                          972       391      1,919       620
General and administrative expenses     (4,333)   (6,301)   (8,751) (11,133)

Net income                               8,041    15,369     14,637    30,869
Dividends paid on preferred stock         -         -          -         -
Net income available to
    common stockholders               $  8,041  $ 15,369   $ 14,637  $ 30,869

Net income per common share          $    0.40 $    0.78  $    0.73  $    1.58

Weighted average number of common
   shares outstanding              20,105,209 19,750,225 20,091,686 19,599,758





See notes to consolidated financial statements.



RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENT OF                           Net
SHAREHOLDERS' EQUITY                             unrealized
(amounts in thousands except share data)          loss on
                                                 available-
                                       Additional for-sale
                      Preferred  Common  paid-in  mortgage  Retained
                       stock     stock  capital  securities  deficit  Total

Balance at
   December 31, 1994   $ -     $ 201  $ 279,296 $ (72,678) $ (9,348) $ 197,471

Net income - six months ended
  June 30, 1995          -        -         -        -       14,637     14,637
Issuance of
  preferred stock         14      -      30,989      -         -        31,003
Issuance of
  common stock           -        -         666      -         -           666
Net change in unrealized loss on
  available-for-sale
  mortgage securities    -        -         -     59,382       -        59,382
Dividends declared -
  $0.76 per share        -        -         -        -      (15,276)  (15,276)

Balance at
  June 30, 1995       $ 14     $ 201  $ 310,951 $ (13,296) $ (9,987) $ 287,883


See notes to consolidated financial statements.




RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS                     Six Months Ended
(amounts in thousands)                                         June 30,

                                                         1995         1994
Operating activities:
  Net income                                           $ 14,637    $  30,869
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Amortization and depreciation                         5,091        3,241
    Net decrease in mortgage loans held for sale        	322,174      487,936
    Net decrease in accrued interest,
       other assets and other liabilities                63,389       18,831
    Net gain from sales of mortgage investments            (739)      (4,474)
    Other                                                (2,639)        (189)
       Net cash provided by operating activities        	401,913      536,214

Investing activities:
    Collateral for CMOs:
      Purchases of mortgage
        loans subsequently securitized                 	(540,156)        -
      Principal payments on collateral                   97,280       81,657
      Net decrease in funds held by trustees              1,488        9,466
                                                       (441,388)      91,123

      Purchase of CMOs, net                                -          (1,651)
      Purchase of other mortgage investments           (165,874)    (613,170)
      Payments on other mortgage investments             96,324      261,231
      Proceeds from sales of other
         mortgage investments                           507,302       83,664
      Capital expenditures                                 (147)      (1,134)
         Net cash used for investing activities          (3,783)    (179,937)

Financing activities:
  Proceeds from issuance of CMOs                        419,993         -
  Principal payments on CMOs                            (96,507)     (89,741)
  Repayments of borrowings, net                        (749,185)    (247,645)
  Proceeds from stock issuance, net                      31,669       18,983
  Dividends paid                                         (7,227)     (30,568)
    Net cash used for financing activities             (401,257)    (348,971)

Net (decrease) increase in cash                          (3,127)       7,306
Cash at beginning of period                               6,340        1,549
Cash at end of period                               $     3,213 $      8,855


See notes to consolidated financial statements.




RESOURCE MORTGAGE CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995
(amounts in thousands except share data)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Resource Mortgage Capital, Inc., its wholly owned subsidiaries, and certain other entities. As used herein, the "Company" refers to Resource Mortgage Capital, Inc. ("RMC") and each of the entities that is consolidated with RMC for financial reporting purposes. A portion of the Company's mortgage operations are operated by taxable corporations that are consolidated with RMC for financial reporting purposes, but are not consolidated for income tax purposes. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at June 30, 1995, the Consolidated Statements of Operations for the three and six months ended June 30, 1995 and 1994, the Consolidated Statement of Stockholders' Equity for the six months ended June 30, 1995, the Consolidated Statements of Cash Flows for the six months ended June 30, 1995 and 1994 and related notes to consolidated financial statements are unaudited. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1994.

Certain amounts for 1994 have been reclassified to conform with the presentation for 1995.




NOTE 2--AVAILABLE-FOR-SALE MORTGAGE INVESTMENTS

The Company has classified all of its mortgage investments as available-for-sale. The following tables summarize the Company's mortgage securities held at June 30, 1995 and mortgage securities sold during the six months ended June 30, 1995. The basis of securities sold is computed using the specific identification method.

                                Securities held at June 30, 1995
                        Amortized                   Gross         Gross
                      cost basis  Fair value  unrealized gain  unrealized loss
Collateral for CMOs  $ 874,864   $ 882,825     $  8,998       $   1,037
Adjustable-rate
  mortgage securities  2,089,374  2,058,661      10,218          40,931
Fixed-rate
  mortgage securities     69,228     69,007         898           1,119
Other mortgage securities 57,137     66,814      13,653           3,976
Mortgage warehouse lines
  of credit                4,233      4,233        -               -
                    $ 3,094,836  $ 3,081,540   $ 33,767        $ 47,063


            Securities sold during the six months ended June 30, 1995
                      Amortized    Proceeds  Gross realized   Gross
                      cost basis   rom sale      gain     realized loss
Collateral for CMOs   $    -      $    -       $    -      $     -
Adjustable-rate
  mortgage securities   497,736     500,686      12,117       9,167
Fixed-rate
  mortgage securities     -            -           -           -
Other mortgage
  securities             8,827        6,616       1,859       4,070
Mortgage warehouse lines
  of credit               -            -           -           -
                     $ 506,563    $ 507,302    $ 13,976    $ 13,237

The gros realized gain on sale of adjustable-rate mortgage securities sold during 1995 includes the basis in the repurchase obligation related to convertible adjustable-rate mortgage loans previously securitized or sold.

NOTE 3--OTHER MATTERS

The gain on sale of mortgage assets for the six months ended June 30, 1995 is net of tax expense totaling $5,990.

NOTE 4--SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                           Six months ended June 30,
                               1995          1994

Cash paid for interest      $ 106,920      $ 40,376

Supplemental disclosure of
  non-cash activities:
    Purchase of
        collateral for CMOs  $   -        $ (37,253)
    Assumption of CMOs           -           35,602
    Purchase of CMOs, net    $   -        $   (1,651)






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

     The Company's results were negatively impacted during the six months ended June 30, 1995 by the rapid increase in interest rates during 1994, primarily during the second half of the year, and the resulting lower level of overall mortgage loan originations in the market. As a result of this rapid increase in interest rates, the Company experienced a decrease in the net interest spread earned on the adjustable-rate mortgage securities, which constitute a significant portion of the portfolio of mortgage investments.
The Company expects that the net interest spread that it earns on adjustable-rate mortgage securities will increase during the second half of 1995 assuming a relatively stable interest rate environment during this time period.

Results of Operations

                                 Three Months Ended        Six Months Ended
(amounts in thousands except per share  June 30,               June 30,
 information)                       1995       1994         1995       1994

Net margin on mortgage assets     $ 9,468  $ 11,561      $ 17,081    $ 24,823
Net gain on sale of mortgage assets 1,934     9,718         4,388      16,559
General and administrative expenses 4,333     6,301         8,751      11,133
Net income                          8,041    15,369        14,637      30,869
Net income per share                 0.40      0.78          0.73        1.58

Principal balance of mortgage
   loans funded                   197,516   886,970       434,636   1,839,864

Three Months and Six Months Ended June 30, 1995 Compared to Three Months and
Six Months Ended June 30, 1994   The decrease in the Company's earnings during
the six months ended June 30, 1995 as compared to the same period in 1994 is primarily the result of the decrease in the net margin on mortgage assets and the gain on sale of mortgage assets. The decrease in the Company's earnings for the three months ended June 30, 1995 as compared with the same period in 1994 can be attributed primarily to the same factors indicated above in the comparison of the six months ended June 30, 1995 to the same period in 1994.

     Net margin on mortgage assets decreased to $17.1 million for the six months ended June 30, 1995 from $24.8 million for six months ended June 30, 1994. This decrease resulted primarily from the change in the net interest spread on the portfolio-related assets which declined from 1.29% for the six months ended June 30, 1994 to 0.78% for the six months ended June 30, 1995.

     The gain on sale of mortgage assets decreased to $4.4 million for the six months ended June 30, 1995 from $16.6 million for the six months ended June 30, 1994. This decrease resulted primarily from lower mortgage loan funding levels by the Company as a result of a decrease in overall mortgage loan originations in the market and a higher level of price competition for mortgage loans. Lower funding levels resulted in lower gain on sale relating to loans securitized or sold. The gain on sale of mortgage assets also decreased as a result of the Company's securitization strategy during this time period which includes securitizing a significant portion of its mortgage loan production through the issuance of CMOs.


     General and administrative expenses decreased to $8.8 million for the six months ended June 30, 1995 from $11.1 million for the six months ended June 30, 1994 as the result of the Company's effort to reduce costs in line with the reduced level of mortgage loan originations.

     The following tables summarize the average balances of the Company's interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

Average Balances and Effective Interest Rates
(amounts in thousands)
          Three Months Ended June 30,          Six Months Ended June 30,
       1995               1994                1995               1994
  Average Effective  Average Effective  Average Effective  Average Effective
  Balance   Rate    Balance  Rate       Balance   Rate     Balance    Rate

Interest-earning assets : (1)
   Collateral for CMOs (2)
$ 611,474  8.73%   $ 368,409  8.98%   $ 536,305  8.58%    $ 376,294  8.93%
   Adjustable-rate mortgage securities
2,075,575  6.89    2,127,153  4.96    2,122,755  6.63     2,126,858  4.86
   Fixed-rate mortgage securities
  101,887  8.29      204,580  7.02      123,711  7.84       208,008  7.41
   Other mortgage securities
   58,148 15.80       77,647 18.04       58,050 18.67        76,244 15.55
   Mortgage warehouse lines of credit
    3,561  9.10       84,678  6.35        6,044  9.07        94,067  5.90
          Total portfolio-related assets
2,850,645  7.52    2,862,467  6.02    2,846,865  7.30     2,881,471  5.89
   Mortgage loans in warehouse
  330,718  9.34      552,140  6.28      428,485  8.06       601,458  6.04
          Total interest-earning assets
$3,181,363 7.71% $ 3,414,607  6.06% $ 3,275,350  7.40%  $ 3,482,929  5.92%

Interest-bearing liabilities:
   Portfolio-related liabilities:
     CMOs
 $ 596,447 7.40%  $  374,967 8.26	%  $ 528,290  7.30%     $ 384,754  8.20%
     Repurchase agreements:
         Adjustable-rate mortgage securities
1,920,323  6.41    2,022,473 4.20    1,935,088  6.38      2,039,058  3.91
         Fixed-rate mortgage securities
   92,623  5.51      194,127 5.20      113,406  5.44        198,471  5.12
         Other mortgage securities
    5,161  6.43        2,990 4.28        5,699  6.39          7,102   3.83
     Warehouse lines of credit
    3,465  3.58       77,307 4.04        5,945  6.43         87,020   3.64
            Total portfolio-related liabilities
2,618,019  6.60    2,671,864 4.84    2,588,428  6.53      2,716,405   4.60
   Warehouse-related liabilities:
     Repurchase agreements
  197,417  7.32      395,432 5.03      306,883  7.12        452,096   4.68
     Notes payable
   90,619  8.02       84,605 6.64       72,602  8.11         67,852   6.41
           Total warehouse-related liabilities
  288,037  7.54      480,036 5.32      379,485  7.31        519,948   4.91
           Total interest-bearing liabilities
$ 2,906,055 6.68% $ 3,151,901 4.91% $ 2,967,913 6.62%   $ 3,236,353  4.65%
Net interest spread on portfolio-related assets
            0.92%             1.18%             0.77%                1.29%
Total net interest spread
            1.02%             1.15%             0.78%                1.27%
Net yield on average interest earning assets
            1.61%             1.53%             1.39%                1.60%

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $2,906 and $10,645 for the three months ended June 30, 1995 and June 30, 1994, respectively, and $4,522 and $11,639 for the six months ended June 30, 1995 and June 30, 1994, respectively.

     The decrease in net interest spread for both the three months and the six months ended June 30, 1995 relative to the same periods in 1994 is primarily the result of the decrease in the spread on adjustable-rate mortgage securities. Adjustable-rate mortgage securities reset throughout the year, generally on a semiannual basis. These securities are subject to certain periodic and lifetime interest rate caps. Due to the nature of the periodic caps, semiannual rate increases are generally limited to 1%. As a result of rapidly increasing short-term interest rates from February 1994 to February 1995, the interest rate on certain repurchase borrowings, which are not subject to caps, increased at a faster rate than the interest rate earned on the adjustable-rate mortgage securities which collateralize these borrowings, decreasing the net interest spread on these securities. Additionally, the decrease in the spread on adjustable-rate mortgage securities resulted from the increase in securities retained in the portfolio during late 1993 and early 1994 with low initial pass-through rates (i.e., teaser rates). As of June 30, 1995, adjustable-rate mortgage securities in the Company's portfolio were "teased" approximately 1.15% on a weighted average basis. Comparatively, as of June 30, 1994, adjustable-rate mortgage securities in the Company's portfolio were "teased" approximately 0.85% on a weighted average basis. In future periods, the rate the Company earns on adjustable-rate securities will increase approximately 0.50% during each three month period until these securities become fully indexed or are limited by their lifetime interest rate caps. The spread on adjustable-rate mortgage securities may increase to the extent the rates on the related repurchase borrowings either i) decrease or
ii) increase more slowly than the resets on these securities. Conversely, the spread on these securities could decrease if the rates on the related repurchase borrowings increase faster than the interest rates reset on these securities.

Portfolio Activity

     The Company's investment strategy is to create a diversified portfolio of mortgage securities that in the aggregate generate stable income in a variety of interest rate and prepayment rate environments and preserve the capital base of the Company. However, the rapid increase in short-term interest rates has reduced the portfolio income since the first quarter of 1994 and had a negative impact on the value of the Company's portfolio. As interest rates have stabilized during 1995, the net interest spread on portfolio-related assets has increased relative to early 1995 and the value of the Company's available-for-sale mortgage investments increased by $59.4 million during the first six months of 1995, decreasing the net unrealized loss on available-for-sale mortgage investments from $72.7 million at December 31, 1994 to $13.3 million at June 30, 1995. This increase is attributable primarily to the increase in value of adjustable-rate mortgage securities. The Company anticipates that the net interest spread on portfolio-related assets and the value of adjustable-rate mortgage securities will continue to increase during the remainder of 1995 assuming a relatively stable interest rate environment.

	The Company has pursued its strategy of concentrating on its mortgage operations to create investments with attractive yields and to benefit from potential gains on sale or securitization. In many instances the Company's investment strategy involves not only the creation or acquisition of the asset, but also the related borrowing to finance a portion of that asset.

Three and Six Months Ended June 30, 1995 Compared to Three and Six Months
Ended June 30, 1994   The net margin on the Company's portfolio of mortgage
investments decreased to $8.5 million for the three months ended June 30, 1995 from $9.3 million for the three months ended June 30, 1994. The net margin on the Company's portfolio of mortgage investments decreased to $15.9 million for the six months ended June 30, 1995 from $19.4 million for the six months ended June 30, 1994. The decrease in net margin on the Company's portfolio of mortgage investments is generally attributable to a decline in the spread on portfolio assets. The spread on the Company's portfolio assets decreased from 1.18% and 1.29% for the three and six months ended June 30, 1994, respectively, to 0.92% and 0.77% for the three and six months ended June 30, 1995, respectively.

     During the six months ended June 30, 1995, the Company sold certain investments to (i) reduce the Company's exposure to periodic cap risk as discussed above, (ii) reduce the Company's exposure to further declines in the market value of such securities and (iii) increase liquidity. The aggregate principal amount of investments sold was $517.9 million, consisting of $509.1 million principal amount of adjustable-rate mortgage securities and $8.8 million of other mortgage securities from its portfolio. Additionally, during the six months ended June 30, 1995, the Company sold its repurchase obligation on all convertible adjustable-rate mortgage loans previously securitized or sold. During the six months ended June 30, 1994, the Company sold $55.5 million principal amount of adjustable-rate mortgage securities and $18.1 million of other mortgage securities from its portfolio. The Company realized a net gain of $0.7 million on the sale of mortgage securities and its repurchase obligation for the six months ended June 30, 1995 compared to a net gain of $4.5 for the six months ended June 30, 1994. During the six months ended June 30, 1995, the Company added approximately $608.2 million of collateral for CMOs, with $576.9 million of associated borrowings and $1.8 million of other mortgage securities to its portfolio through its mortgage operations.


Mortgage Operations

     The Company originates, purchases and services single-family mortgage loans. When a sufficient volume of mortgage loans is accumulated, the Company sells or securitizes these mortgage loans primarily through the issuance of CMOs or pass-through securities. During the accumulation period, the Company finances its funding of mortgage loans through warehouse lines of credit or through repurchase agreements.

The following table summarizes mortgage operations activity for the six months ended June 30, 1995 and 1994.

                                 Three Months Ended     Six Months Ended
                                    June 30,                 June 30,
(amounts in thousands)            1995       1994         1995      1994

Principal amount of loans funded $ 197,516 $ 886,970  $ 434,636 $ 1,839,864
Principal amount securitized or sold
                                   366,560 1,195,913    737,847   2,351,345
Investments added to portfolio from mortgage
   operations, net of associated borrowings
                                    30,005    23,965     34,845      43,443

Three Months and Six Months Ended June 30, 1995 Compared to Three Months Ended
Six Months Ended June 30, 1994   The decrease in the funding volume of
mortgage loans for the three months and the six months ended June 30, 1995 as compared to the three months and the six months ended June 30, 1994 is a result of the lower overall mortgage loan originations in the market and an increased level of price competition for mortgage loans. The gain on securitizations and sales of mortgage loans, excluding recognition of deferred gains, decreased to $2.5 million for the six months ended June 30, 1995 from $12.1 million for the six months ended June 30, 1994, resulting primarily from this lower funding volume and the Company's current securitization strategy.

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

     During the six months ended June 30, 1995, the Company sold a portion of its purchased mortgage servicing rights which were acquired along with the Company's servicing operation in 1994. The gain resulting from this sale totaled $1.2 million. Pursuant to the original acquisition strategy, the Company will continue to sell purchased mortgage servicing rights as it adds its own mortgage loan products to the servicing portfolio. As of June 30, 1995, the Company's serviced $759.6 million in mortgage loans.

Other Matters

     The Company has exposure to credit losses related to delinquent loans in warehouse. Additionally, the Company may retain a portion of the credit risk after securitization. Such credit loss exposure is generally limited to an amount equal to a fixed percentage of the principal balance of the pool of mortgage loans at the time of securitization. After securitization, the Company may also be exposed to losses due to fraud during the origination of a mortgage loan or special hazards. The Company establishes discounts and reserves for these estimated potential losses. At June 30, 1995, these discounts and reserves totaled $33.8 million.

     The Company and its qualified REIT subsidiaries (collectively "Resource REIT") have elected to be treated as a real estate investment trust for federal income tax purposes, and therefore is required to distribute annually substantially all of its taxable income. Resource REIT estimates that its taxable income for the six months ended June 30, 1995 was approximately $12.0 million.

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

     The Company borrows funds on a short-term basis to support the accumulation of mortgage loans prior to the sale of such mortgage loans or the issuance of mortgage securities. These short-term borrowings consist of the Company's warehouse lines of credit and repurchase agreements and are paid down as the Company securitizes or sells mortgage loans. The Company has credit facilities aggregating $185 million to finance mortgage loan fundings that expire in November 1995 and May 1996. One facility includes a sub-agreement which allows the Company to borrow up to $30 million for working capital purposes. The Company also has various committed repurchase agreements totaling $260 million maturing in August 1995 and May 1996 relating to mortgage loans in warehouse. The Company expects that these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal. The Company may also finance a portion of its mortgage loans in warehouse with repurchase agreements on an uncommitted basis. At June 30, 1995, the Company had borrowed $126.6 million under these credit facilities. The lines of credit contain certain financial covenants which the Company met as of June 30, 1995. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

     The Company finances adjustable-rate mortgage securities and certain other mortgage assets through repurchase agreements. Repurchase agreements allow the Company to sell mortgage assets for cash together with a simultaneous agreement to repurchase the same mortgage assets on a specified date for an increased price, which is equal to the original sales price plus an interest component. At June 30, 1995, the Company had outstanding obligations of $2.0 billion under such repurchase agreements, of which $1.9 billion, $61.8 million and $6.0 million were secured by adjustable-rate mortgage securities, fixed-rate mortgage securities and other mortgage securities, respectively. Increases in either short-term interest rates or long-term interest rates could negatively impact the valuation of these mortgage assets and may limit the Company's borrowing ability or cause various lenders to initiate margin calls. Additionally, certain of the Company's adjustable-rate mortgage securities are AA or AAA rated classes that are subordinate to related AAA rated classes from the same series of securities. Such AA or AAA rated classes have less liquidity than securities that are not subordinated, and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying mortgage loans. As a result of such a downgrade of an insurer, or the deterioration of the credit quality of the underlying mortgage collateral, the Company may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses. Additionally, the Company owns approximately $313.1 million of its CMOs and has financed such CMOs with $302.1 million of short-term debt. The Company plans to sell the majority of these CMOs during 1995. For financial statement presentation purposes, the Company has classified the $302.1 million of short-term debt as CMOs outstanding.

     A substantial portion of the assets of the Company are pledged to secure indebtedness incurred by the Company. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of the Company in the event of the Company's liquidation, except to the extent that the value of such assets exceeds the amount of the indebtedness they secure.

     The Company has outstanding $50 million in unsecured notes maturing between 1999 and 2001. The proceeds from this issuance were used for general corporate purposes. The note agreements contain certain financial covenants which the Company met as of June 30, 1995. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

     During the three months ended June 30, 1995 the Company issued 1,350,000 shares of preferred stock. Subsequent to June 30, 1995, the Company issued an additional 202,500 shares of preferred stock through the over-allotment option. Net proceeds from these issuances totaling $35.7 million were used initially to pay down short-term borrowings.

     The REIT provisions of the Internal Revenue Code require Resource REIT to distribute to shareholders substantially all of its taxable income, thereby restricting its ability to retain earnings. The Company may issue additional common stock or other securities in the future in order to fund growth in its operations, growth in its portfolio of mortgage investments, or for other purposes.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
At July 31, 1995, there were no material pending legal proceedings, outside the normal course of business, to which the Company was a party or of which any of its property was subject.


Item 2.  Changes in Securities
Not applicable

Item 3.  Defaults Upon Senior Securities
Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K

	(a)  Exhibits
		None

	(b)  Reports on Form 8-K
Form 8-K filed June 6, 1995 (Item 5 - regarding a proposed settlement of the Commission's investigation)

Form 8-K filed July 18, 1995 (Item 5 - regarding the exercise of the underwriter's preferred stock over-allotment and the Commission's approval of the previously reported proposed settlement of its investigation)



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   RESOURCE MORTGAGE CAPITAL, INC.


                                   By: Thomas H. Potts
                                       ---------------
                                       Thomas H. Potts, President
                                     (authorized officer of registrant)





                                      Lynn K. Geurin
                                      --------------
                                      Lynn K. Geurin, Executive Vice
                                      President and Chief Financial Officer
							   (principal accounting officer)

Dated:  August 14, 1995


3

08/11/95  03:29 PM

3

15

6