Form 10-Q
period 1995-09-30
RESOURCE MORTGAGE CAPITAL INC/VA
filed 1995-11-14
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

	[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
	Exchange Act of 1934

For the quarter ended September 30, 1995

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

On October 31 1995, the registrant had 20,198,678 shares of common stock of $.01 par value outstanding, which is the registrant's only class of common stock.




RESOURCE MORTGAGE CAPITAL, INC.
FORM 10-Q

INDEX






                                                                          PAGE

PART I.      FINANCIAL INFORMATION

    Item 1.    Financial Statements

                  Consolidated Balance Sheets at September 30, 1995 and
December 31, 1994.........................................3

Consolidated Statements of Operations for the three months
and the nine months ended September 30, 1995 and 1994.....4

Consolidated Statement of Shareholders' Equity for
the nine months ended September 30, 1995..................5

Consolidated Statements of Cash Flows for
the nine months ended September 30, 1995 and 1994.........6

Notes to Consolidated Financial Statements................7

Item 2.     Management's Discussion and Analysis of
     Financial Condition and Results of Operations...................9


PART II    OTHER INFORMATION

Item 1.   Legal
Proceedings............................................15

Item 2.  Changes in Securities.......................................15

Item 3.Defaults Upon Senior Securities...............................15

Item 4. Submission of Matters to a Vote of Security Holders..........15

Item 5. Other Information............................................15

Item 6. Exhibits and Reports on Form 8-K............................15


SIGNATURES...........................................................16



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)
                                                  September 30,  December 31,
                                                      1995           1994
ASSETS

Mortgage investments:
   Collateral for CMOs                             $ 832,915     $  441,222
   Adjustable-rate mortgage securities, net        2,143,373      2,321,388
   Fixed-rate mortgage securities, net                38,622        194,078
   Other mortgage securities                          65,755         64,293
   Mortgage warehouse lines of credit                 10,482          7,938
                                                   3,091,147      3,028,919

Mortgage loans in warehouse                          329,217        518,131
Cash, substantially restricted                         3,403          6,340
Accrued interest receivable                           15,923         19,019
Other assets                                          24,768         28,187
                                                 $ 3,464,458    $ 3,600,596

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Collateralized mortgage obligations              $   773,744     $   424,800
Repurchase agreements                              2,192,243       2,804,946
Notes payable                                        169,342         135,110
Accrued interest payable                               7,097          11,450
Other liabilities                                     24,521          26,819
                                                   3,166,947       3,403,125
SHAREHOLDERS' EQUITY

Preferred stock, par value $.01 per share,
   50,000,000 shares authorized:
      9.75% Cumulative Convertible Series A,
      1,552,500 and none issued
      and outstanding, respectively                    35,466             -
       ($37,260 aggregate liquidation preference)
Common stock, par value $.01 per share,
   50,000,000 shares authorized, 20,134,370
   and 20,078,013 issued and outstanding, respectively    201            201
Additional paid-in capital                            280,265        279,296
Net unrealized loss on available-for-sale
mortgage investments                                   (8,796)       (72,678)
Retained deficit                                       (9,625)        (9,348)
                                                      297,511        197,471
                                                  $ 3,464,458    $ 3,600,596

See notes to consolidated financial statements.





RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)  Three Months Ended Nine Months Ended
                                           September 30,       September 30,
                                         1995       1994       1995    1994

Interest Income:
   Collateral for CMOs                $ 17,334  $  8,474   $ 40,040  $ 25,283
   Adjustable-rate mortgage securities  38,457    34,634    108,774    86,285
   Fixed-rate mortgage securities        1,515     3,654      6,363    11,361
   Other mortgage securities             2,138     4,286      7,558    10,216
   Mortgage warehouse lines of credit      170       709        445     3,481
   Mortgage loans in warehouse           6,236     8,160     24,496    26,318
                                        65,850    59,917    187,676   162,944
Interest and CMO-related expense:
   Collateralized mortgage obligations:
      Interest                          14,058     7,882     33,346    23,665
      Other                                499       319      1,401     1,079
   Repurchase agreements                35,130    35,909    111,441    91,551
   Notes payable                         3,192     1,481      9,045     3,644
   Commercial paper                       -          404       -        1,986
   Other                                   791     1,355      3,182     3,629
                                        53,670    47,350    158,415   125,554

Net margin on mortgage assets           12,180    12,567     29,261    37,390

Gain on sale of mortgage assets,
  net of associated costs                2,033     5,949      6,421   22,508
Other income (expense), net                316      (167)     2,235      453
General and administrative expenses     (4,401)   (5,397)  (13,152) (16,530)

Net income                              10,128    12,952     24,765   43,821
Dividends on preferred stock              (908)     -          (908)    -
Net income available
  to common stockholders               $ 9,220  $ 12,952   $ 23,857  $ 43,821

Net income per common share           $   0.46  $   0.65     $ 1.19    $ 2.22

Weighted average number of common
   shares outstanding              20,129,011 20,051,221 20,104,265 19,751,899

See notes to consolidated financial statements.



RESOURCE MORTGAGE CAPITAL, INC.

CONSOLIDATED STATEMENT OF                           Net
SHAREHOLDERS' EQUITY                             unrealized
(amounts in thousands except share data)           loss on
                                                  available-
                                      Additional   for-sale
                     Preferred Common  paid-in    mortgage  Retained
                       stock    stock  capital   securities  deficit Total

Balance at
December 31, 1994      $ -   $ 201  $ 279,296  $ (72,678)  $ (9,348) $ 197,471

Net income - nine months ended
  September 30, 1995      -     -         -          -       24,765     24,765
Issuance of preferred
    stock             35,466   -      -              -          -       35,466
Issuance of common
stock                     -     -         969       -          -           969
Net change in unrealized loss on
  available-for-sale mortgage
  investments             -      -        -        63,882        -      63,882
Common dividends declared
 - $1.20 per share        -     -         -            -     (24,134) (24,134)
Preferred dividends
 declared - $0.585 per
  share                   -      -        -            -        (908)    (908)


Balance at September 30, 1995
                      $ 35,466  $ 201  $ 280,265  $ (8,796) $ (9,625) $297,511



See notes to consolidated financial statements.




RESOURCE MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                       Nine Months Ended
(amounts in thousands)                                           September 30,

                                                      1995                1994
Operating activities:
Net income                                       $    23,857       $   43,821
Adjustments to reconcile net income to net cash
 provided by
   operating activities:
   Amortization and depreciation                       9,651            5,788
   Net decrease in mortgage loans held for sale      	191,574           326,516
   Net (increase) decrease in
   accrued interest, other assets and
   other liabilities                                 (12,428)            8,237
   Net gain from sales of mortgage investments        (2,276)          (6,802)
Other                                                   2,638          (1,465)
     Net cash provided by operating activities        213,016          376,095

Investing activities:
 Collateral for CMOs:
   Purchases of mortgage loans
   subsequently securitized                           (464,564)             -
   Principal payments on collateral                     149,908        103,698
   Net decrease in funds held by trustees                   797         11,581
                                                       (313,859)       115,279

Purchase of CMOs, net                                       -          (1,890)
Purchase of other mortgage investments                 (431,226)     (889,996)
Payments on other mortgage investments                   171,875       366,847
Proceeds from sales of other mortgage investments        634,364        89,177
Capital expenditures                                       (584)       (1,275)
    Net cash used for investing activities                60,570     (321,858)

Financing activities:
Proceeds from issuance of CMOs                            451,155             -
Principal payments on CMOs                                (125,692)  (113,694)
(Repayments of) proceeds from borrowings, net              (623,146)    88,408
Proceeds from stock issuance, net                          36,435       19,349
Dividends paid                                             (15,275)   (46,204)
    Net cash used for financing activities                 (276,523)  (52,141)

Net (decrease) increase in cash                              (2,937)     2,096
Cash at beginning of period                                    6,340     1,549
Cash at end of period                                   $      3,403   $ 3,645




See notes to consolidated financial statements.




RESOURCE MORTGAGE CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1995
(amounts in thousands except share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The Consolidated Balance Sheet at September 30, 1995, the Consolidated Statements of Operations for the three and nine months ended September 30, 1995 and 1994, the Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 1995, the Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994 and related notes to consolidated financial statements are unaudited. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1994.

Certain amounts for 1994 have been reclassified to conform with the presentation for 1995.

NOTE 2 - NET INCOME PER COMMON SHARE

Net income per common share as shown on the consolidated statements of operations for the three and nine months ended September 30, 1995 and 1994 is primary net income per common share. Fully diluted net income per common share is not presented because the Series A Cumulative Convertible Preferred Stock is anti-dilutive.


NOTE 3 - AVAILABLE-FOR-SALE MORTGAGE INVESTMENTS

The Company has classified all of its mortgage investments as available-for-sale. The following tables summarize the Company's mortgage investments held at September 30, 1995 and mortgage investments sold during the nine months ended September 30, 1995. The basis of securities sold is computed using the specific identification method.

                              Investments held at September 30, 1995
                            Amortized   Fair     Gross            Gross
                           cost basis  value  unrealized gain  unrealized loss
Collateral for CMOs         $822,182  $832,915   $10,977       $(244)
Adjustable-rate mortgage
   securities              2,171,486   2,143,373   7,320       (35,433)
Fixed-rate mortgage securities 39,106      38,622    570        (1,054)
Other mortgage securities      56,687      65,755  11,277       (2,209)
Mortgage warehouse
    lines of credit            10,482       10,482   -            -
                           $3,099,943   $3,091,147 $30,144  $  (38,940)

              Investments sold during the nine months ended September 30, 1995
                          Amortized  Proceeds       Gross         Gross
                          cost basis from sale   realized gain  realized loss
Collateral for CMOs      $  -        $   -        $  -          $   -
Adjustable-rate mortgage
     securities           623,261     627,748      13,654        (9,167)
Fixed-rate mortgage
     securities              -          -             -            -
Other mortgage securities   8,827       6,616       1,859        (4,070)
Mortgage warehouse lines
      of credit              -           -           -           -
                          $632,088    $634,364     $15,513      $(13,237)

The gross realized gain on sale of adjustable-rate mortgage securities sold during 1995 includes the basis in the repurchase obligation related to convertible adjustable-rate mortgage loans previously securitized or sold.

NOTE 4 - OTHER MATTERS

The gain on sale of mortgage assets for the nine months ended September 30, 1995 is net of tax expense totaling $5,252.

NOTE 5 - SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                               Nine months ended September 30,
                                     1995           1994
Cash paid for interest            $ 160,279      $ 126,877

Supplemental disclosure of
  non-cash activities:
    Purchase of collateral for CMOs $   -       $ (54,204)
    Assumption of CMOs                  -          52,314
    Purchase of CMOs, net           $   -      $   (1,890)

NOTE 6- SUBSEQUENT EVENT

Subsequent to September 30, 1995, the Company issued 2,196,824 shares of Series B cumulative convertible preferred stock. Net proceeds from this issuance totaling $51.5 million were used initially to pay down short-term borrowings.


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

     The Company's results were negatively impacted during the nine months ended September 30, 1995 by the rapid increase in interest rates during 1994 primarily during the second half of the year, and the resulting lower level of overall mortgage loan originations in the market. As a result of this rapid increase in interest rates, the Company experienced a decrease in the net interest spread earned on the adjustable-rate mortgage securities, which constitute a significant portion of its portfolio of mortgage investments.
The net interest spread that the Company earns on adjustable-rate mortgage securities has increased during the second and third quarters of 1995 and the Company expects this trend to continue during the fourth quarter of 1995 assuming a relatively stable interest rate environment during this time period. Additionally, the net interest margin that the Company earned on its portfolio of mortgage investments during the third quarter of 1995 improved relative to the margin earned during the first and second quarter of 1995 as a result of the issuance of certain CMOs during 1995.

Results of Operations

                              Three Months Ended         Nine Months Ended
(amounts in thousands except        September 30,           September 30,
 per share  information)           1995       1994          1995      1994

Net margin on mortgage assets   $ 12,180   $ 12,567      $ 29,261    $ 37,390
Gain on sale of mortgage assets, net of
    associated costs               2,033      5,949         6,421      22,508
General and administrative expenses 4,401     5,397        13,152      16,530
Net income                         10,128    12,952        24,765      43,821
Net income per common share          0.46      0.65          1.19        2.22

Principal balance of mortgage
   loans funded                   242,213   574,498       679,008   2,418,164

Three Months and Nine Months Ended September 30, 1995 Compared to Three Months
and Nine Months Ended September 30, 1994   The decrease in the Company's
earnings during the nine months ended September 30, 1995 as compared to the same period in 1994 is primarily the result of the decrease in the net margin on mortgage assets and the gain on sale of mortgage assets. The decrease in the Company's earnings for the three months ended September 30, 1995 as compared with the same period in 1994 can be attributed primarily to the decrease in gain on sale of mortgage assets.

     Net margin on mortgage assets decreased to $29.3 million for the nine months ended September 30, 1995 from $37.4 million for nine months ended September 30, 1994. This decrease resulted primarily from the change in the net interest spread on the portfolio-related assets which declined from 1.26% for the nine months ended September 30, 1994 to 0.90% for the nine months ended September 30, 1995.

     The gain on sale of mortgage assets decreased to $2.0 million for the three months ended September 30, 1995 from $5.9 million for the three months ended September 30, 1994. The gain on sale of mortgage assets decreased to $6.4 million for the nine months ended September 30, 1995 from $22.5 million for the nine months ended September 30, 1994. These decreases resulted primarily from lower mortgage loan funding levels by the Company as a result of a decrease in overall mortgage loan originations in the market and a higher level of price competition for mortgage loans. Lower funding levels resulted in lower gain on sale relating to loans securitized or sold. The gain on sale of mortgage assets also decreased as a result of the Company's securitization strategy during this time period which includes securitizing a significant portion of its mortgage loan production through the issuance of CMOs.

     General and administrative expenses decreased to $13.2 million for the nine months ended September 30, 1995 from $16.5 million for the nine months ended September 30, 1994 as the result of the Company's effort to reduce costs in line with the reduced level of mortgage loan originations.

     The following tables summarize the average balances of the Company's interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

Average Balances and Effective Interest Rates
     Three Months Ended September 30,    Nine Months Ended September 30,
(amounts in thousands)
         1995             1994                  1995            1994
 Average Effective Average Effective Average Effective Average Effective
 Balance   Rate    Balance    Rate   Balance    Rate   Balance    Rate
Interest-earning assets : (1)
   Collateral for CMOs (2)
 $833,871  8.38%  $374,204  9.06%   $635,493   8.50%  $ 375,597  8.98%
   Adjustable-rate mortgage securities
2,209,192  6.96  2,433,875  5.69   2,151,567   6.74   2,229,197  5.16
   Fixed-rate mortgage securities
   66,674  9.09    204,647  7.14     104,699   8.10     206,888  7.32
   Other mortgage securities
   54,132 15.81     70,561 24.30      56,744  17.76      74,350  18.32
   Mortgage warehouse lines of credit
    6,807 12.93     40,091  7.06       6,298  11.54      76,075   6.10
          Total portfolio-related assets
3,170,676  7.54  3,123,378  6.63   2,954,801   7.39   2,962,107    6.15
   Mortgage loans in warehouse
  279,759  8.92    470,013  6.94     378,909   8.27     557,643    6.29
          Total interest-earning assets
$3,450,435 7.66% $3,593,391 6.67% $3,333,710   7.49% $3,519,750   6.17%

Interest-bearing liabilities:
   Portfolio-related liabilities:
     CMOs
 $787,372  7.14%   $376,187 8.38%   $614,651   7.23%  $381,898    8.26%
     Repurchase agreements:
         Adjustable-rate mortgage securities
2,075,714 6.17    2,275,294 4.96   1,981,963   6.31  2,117,803     4.29
         Fixed-rate mortgage securities
   59,786 5.63      188,617 5.35      95,533   5.48    195,186     5.19
         Other mortgage securities
    6,212 6.31        5,089 5.11       5,870   6.36      6,431     4.17
     Mortgage warehouse lines of credit
    4,835 6.70       35,133 4.71       5,575   7.73     69,724     3.82
            Total portfolio-related liabilities
2,933,919 6.42    2,880,320 5.43   2,703,592   6.49  2,771,042     4.89
   Warehouse-related liabilities:
     Repurchase agreements
  113,710 6.93      356,967 5.63     242,492   7.09    420,386     4.95
     Notes payable
  112,048 7.13       77,187 8.10      85,751   7.68     70,963     7.03
           Total warehouse-related liabilities
  225,758 7.03      434,154 6.07     328,243   7.25    491,349     5.25
           Total interest-bearing liabilities
$3,159,677 6.46% $3,314,474 5.51% $3,031,835  6.57% $3,262,391  4.94%
Net interest spread on portfolio-related assets
           1.12%            1.20%             0.90%             1.26%
Total net interest spread
           1.20%            1.16%             0.92%             1.23%
Net yield on average interest earning assets
           1.74%            1.58%             1.51%             1.59%

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $2,953 and $6,939 for the three months ended September 30, 1995 and September 30, 1994, respectively, and $3,999 and $7,554 for the nine months ended September 30, 1995 and September 30, 1994, respectively.



     The decrease in net interest spread for the nine months ended September 30, 1995 relative to the same periods in 1994 is primarily the result of the decrease in the spread on adjustable-rate mortgage securities. Adjustable-rate mortgage securities reset throughout the year, generally on a semiannual basis. These securities are subject to certain periodic and lifetime interest rate caps. Due to the nature of the periodic caps, semiannual rate increases are generally limited to 1%. As a result of rapidly increasing short-term interest rates from February 1994 to February 1995, the interest rate on certain repurchase borrowings, which are not subject to caps, increased at a faster rate than the interest rate earned on the adjustable-rate mortgage securities which collateralize these borrowings, decreasing the net interest spread on these securities. Additionally, the decrease in the spread on adjustable-rate mortgage securities resulted from the increase in securities retained in the portfolio during late 1993 and early 1994 with low initial pass-through rates (i.e., teaser rates). As of September 30, 1995, adjustable-rate mortgage securities in the Company's portfolio were "teased" approximately 0.33% on a weighted average basis. Comparatively, as of September 30, 1994, adjustable-rate mortgage securities in the Company's portfolio were "teased" approximately 1.50% on a weighted average basis. During the fourth quarter, the rate the Company earns on adjustable-rate securities will continue to increase until these securities become fully indexed. The spread on adjustable-rate mortgage securities may increase to the extent the rates on the related repurchase borrowings either i) decrease or ii) increase more slowly than the resets on these securities. Conversely, the spread on these securities could decrease if the rates on the related repurchase borrowings increase faster than the interest rates reset on these securities.

Portfolio Activity

     The Company's investment strategy is to create a diversified portfolio of mortgage securities that in the aggregate generate stable income in a variety of interest rate and prepayment rate environments and preserve the capital base of the Company. However, the rapid increase in short-term interest rates has reduced the portfolio income since the first quarter of 1994 and had a negative impact on the value of the Company's portfolio. As interest rates have stabilized during 1995, the net interest spread on portfolio-related assets has increased relative to early 1995 and the fair value of the Company's available-for-sale mortgage investments increased by $63.9 million during the first nine months of 1995, decreasing the net unrealized loss on available-for-sale mortgage investments from $72.7 million at December 31, 1994 to $8.8 million at September 30, 1995. This increase is attributable primarily to the increase in value of adjustable-rate mortgage securities.
The Company anticipates that the net interest spread on portfolio-related assets will continue to increase during the remainder of 1995 assuming a relatively stable interest rate environment.

     The Company has pursued its strategy of concentrating on its mortgage operations to create investments with attractive yields and to benefit from potential gains on sale or securitization. In many instances the Company's investment strategy involves not only the creation or acquisition of the asset, but also the related borrowing to finance a portion of that asset.

Three and Nine Months Ended September 30, 1995 Compared to Three and Nine
Months Ended September 30, 1994   The net margin on the Company's portfolio of
mortgage investments increased to $11.4 million for the three months ended September 30, 1995 from $11.2 million for the three months ended September 30, 1994. The increase in net margin on the Company's portfolio of mortgage investments is generally attributable to an increase in the spread on adjustable-rate mortgage securities and the issuance of certain CMOs during 1995. The spread on adjustable-rate mortgage securities increased from 0.73% for the three months ended September 30, 1994 to 0.79% for the three months ended September 30, 1995. The average balance of Collateral for CMOs increased to $833.9 million for the three months ended September 30, 1995 from
$374.2 million for the three months ended September 30, 1994.   Additionally,
the spread on CMOs increased to 1.24% from 0.68% during the same time period.

     The net margin on the Company's portfolio of mortgage investments decreased to $27.5 million for the nine months ended September 30, 1995 from $30.7 million for the nine months ended September 30, 1994. The decrease in net margin on the Company's portfolio of mortgage investments is generally attributable to a decline in the spread on adjustable-rate mortgage securities. The spread on adjustable-rate mortgage securities decreased to 0.43% for the nine months ended September 30, 1995 from 0.87% for the nine months ended September 30, 1994.

     During the nine months ended September 30, 1995, the Company sold certain investments to (i) reduce the Company's exposure to periodic cap risk as discussed above, (ii) reduce the Company's exposure to further declines in the market value of such securities and (iii) increase liquidity. The aggregate principal amount of investments sold was $632.1 million, consisting of $623.3 million principal amount of adjustable-rate mortgage securities and $8.8 million of other mortgage securities from its portfolio. Additionally, during the nine months ended September 30, 1995, the Company sold its repurchase obligation on all convertible adjustable-rate mortgage loans previously securitized or sold. During the nine months ended September 30, 1994, the Company sold $55.5 million principal amount of adjustable-rate mortgage securities and $21.2 million of other mortgage securities from its portfolio. The Company realized a net gain of $2.3 million on the sale of mortgage securities and its repurchase obligation for the nine months ended September 30, 1995 compared to a net gain of $6.8 million for the nine months ended September 30, 1994. During the three months ended September 30, 1995, the Company sold $124.9 million principal amount of adjustable-rate mortgage securities from its portfolio. During the three months ended September 30, 1994, the Company sold $72.5 million principal amount of adjustable-rate mortgage securities from its portfolio. The Company realized a net gain of $1.5 million on the sale of mortgage securities for the three months ended September 30, 1995 compared to a net gain of $2.3 million for the three months ended September 30, 1994. During the nine months ended September 30, 1995, the Company added approximately $608.2 million of collateral for CMOs, with $576.9 million of associated borrowings, $1.7 million of fixed-rate mortgage securities and $5.7 million of other mortgage securities to its portfolio through its mortgage operations.

Mortgage Operations

     The Company originates, purchases and services residential mortgage loans. When a sufficient volume of mortgage loans is accumulated, the Company sells or securitizes these mortgage loans primarily through the issuance of CMOs or pass-through securities. During the accumulation period, the Company finances its funding of mortgage loans through warehouse lines of credit or through repurchase agreements.

The following table summarizes mortgage operations activity for the three and nine months ended September 30, 1995 and 1994.

                                  Three Months Ended    Nine Months Ended
                                     September 30,          September 30,
(amounts in thousands)             1995        1994       1995        1994

Principal amount of loans funded  $245,213   $574,498   $682,008   $2,418,164
Principal amount securitized
    or sold                        138,149    414,005    865,995    2,765,350
Investments added to portfolio from mortgage operations, net of associated
borrowings                           5,556      4,245     40,401    47,687

Three Months and Nine Months Ended September 30, 1995 Compared to Three Months
Ended Nine Months Ended September 30, 1994   The decrease in the funding
volume of mortgage loans for the three months and the nine months ended September 30, 1995 as compared to the three months and the nine months ended September 30, 1994 is a result of the lower overall mortgage loan originations in the market and an increased level of price competition for mortgage loans. The gain on securitizations and sales of mortgage loans, excluding recognition of deferred gains, decreased to $2.9 million for the nine months ended September 30, 1995 from $3.6 million for the nine months ended September 30, 1994, resulting primarily from this lower funding volume and the Company's current securitization strategy.

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


     During the nine months ended September 30, 1995, the Company sold a portion of its purchased mortgage servicing rights which were acquired along with the Company's servicing operation in 1994. The gain resulting from this sale totaled $1.2 million. Pursuant to the original acquisition strategy, the Company will continue to sell purchased mortgage servicing rights as it adds its own mortgage loan products to the servicing portfolio. As of September 30, 1995, the Company's serviced $922 million in mortgage loans.

     During the three months ended September 30, 1995, the Company issued various commitments to fund multi-family mortgage loans. As of the date of filing, the Company had funded $7.9 million of such loans and had $358 million of commitments outstanding to fund additional multi-family mortgage loans through 1997.

Other Matters

     The Company has exposure to credit losses related to delinquent loans in warehouse. Additionally, the Company may retain a portion of the credit risk after securitization. Such credit loss exposure is generally limited to an amount equal to a fixed percentage of the principal balance of the pool of mortgage loans at the time of securitization. After securitization, the Company may also be exposed to losses due to fraud during the origination of a mortgage loan or special hazards. The Company establishes discounts and reserves for these estimated potential losses. This estimate is evaluated periodically and the reserves are adjusted accordingly. At September 30, 1995, these discounts and reserves totaled $32.4 million.

     The Company and its qualified REIT subsidiaries (collectively "Resource REIT") have elected to be treated as a real estate investment trust for federal income tax purposes, and therefore is required to distribute annually substantially all of its taxable income. Resource REIT estimates that its taxable income for the nine months ended September 30, 1995 was approximately $23.0 million.

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

     The Company's borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of the existing collateral declines, and may be due on demand or upon the occurrence of certain events. If borrowing costs are higher than the yields on the mortgage asses purchased with such funds, the Company's ability to acquire mortgage assets may be substantially reduced and it may experience losses.

     The Company borrows funds on a short-term basis to support the accumulation of mortgage loans prior to the sale of such mortgage loans or the issuance of mortgage securities. These short-term borrowings consist of the Company's warehouse lines of credit and repurchase agreements and are paid down as the Company securitizes or sells mortgage loans. The Company has credit facilities aggregating $185 million to finance mortgage loan fundings that expire in November 1995 and May 1996. One facility includes a sub-agreement which allows the Company to borrow up to $30 million for working capital purposes. The Company also has various committed repurchase agreements totaling $260 million maturing in November 1995 and May 1996 relating to mortgage loans in warehouse. The Company expects that these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal. The Company may also finance a portion of its mortgage loans in warehouse with repurchase agreements on an uncommitted basis. At September 30, 1995, the Company had borrowed $230.6 million under these credit facilities. The lines of credit contain certain financial covenants which the Company met as of September 30, 1995. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.



     The Company finances adjustable-rate mortgage securities and certain other mortgage assets through repurchase agreements. Repurchase agreements allow the Company to sell mortgage assets for cash together with a simultaneous agreement to repurchase the same mortgage assets on a specified date for an increased price, which is equal to the original sales price plus an interest component. The Company may lengthen the duration of its repurchase agreements by entering into certain futures and / or option contracts. At September 30, 1995, the Company had outstanding obligations of $2.1 billion under such repurchase agreements, of which $2.1 billion, $30.9 million and $8.3 million were secured by adjustable-rate mortgage securities, fixed-rate mortgage securities and other mortgage securities, respectively. Increases in either short-term interest rates or long-term interest rates could negatively impact the valuation of these mortgage assets and may limit the Company's borrowing ability or cause various lenders to initiate margin calls. Additionally, certain of the Company's adjustable-rate mortgage securities are AA or AAA rated classes that are subordinate to related AAA rated classes from the same series of securities. Such AA or AAA rated classes have less liquidity than securities that are not subordinated, and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying mortgage loans. As a result of such a downgrade of an insurer, or the deterioration of the credit quality of the underlying mortgage collateral, the Company may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses. As of September 30, 1995, the Company had lengthened the duration of $750 million of its repurchase agreements to six months by entering into certain futures and option contracts. Additionally, the Company owns approximately $61.0 million of its CMOs and has financed such CMOs with $58.0 million of short-term debt. For financial statement presentation purposes, the Company has classified the $58.0 million of short-term debt as CMOs outstanding.

     A substantial portion of the assets of the Company are pledged to secure indebtedness incurred by the Company. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of the Company in the event of the Company's liquidation, except to the extent that the value of such assets exceeds the amount of the indebtedness they secure.

     The Company has outstanding $50 million in unsecured notes maturing between 1999 and 2001. The proceeds from this issuance were used for general corporate purposes. The note agreements contain certain financial covenants which the Company met as of September 30, 1995. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

     During the nine months ended September 30, 1995, the Company issued 1,552,500 shares of Series A convertible preferred stock. Net proceeds from this issuance totaling $35.7 million was used initially to pay down short-term borrowings. Subsequent to September 30, 1995, the Company issued 2,196,824 shares of Series B cumulative convertible preferred stock. Net proceeds from this issuance totaling $51.5 million were also used initially to pay down short-term borrowings.

     The REIT provisions of the Internal Revenue Code require Resource REIT to distribute to shareholders substantially all of its taxable income, thereby restricting its ability to retain earnings. The Company may issue additional common stock, preferred stock or other securities in the future in order to fund growth in its operations, growth in its portfolio of mortgage investments, or for other purposes.



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
At September 30, 1995, there were no material pending legal proceedings, outside the normal course of business, to which the Company was a party or of which any of its property was subject.


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




                                     RESOURCE MORTGAGE CAPITAL, INC.


                                      By: Thomas H. Potts
                                      Thomas H. Potts, President
                                      (authorized officer of registrant)





                                       Lynn K. Geurin
                                        Lynn K. Geurin, Executive Vice
                                     President and Chief Financial Officer
                                        (principal accounting officer)

Dated:  November 14, 1995
11/13/95  01:50 PM

3

11/13/95  01:50 PM

3

16

6