Form 10-K405
period 1995-12-31
RESOURCE MORTGAGE CAPITAL INC/VA
filed 1996-04-01
CIK 826675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

(Mark One)

           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
               EXCHANGE  ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 COMMISSION FILE NUMBER 1-9819

                        RESOURCE MORTGAGE CAPITAL, INC.

             (Exact name of registrant as specified in its charter)

                     VIRGINIA                             52-1549373
        (State or other jurisdiction of            (I.R.S. Employer I.D. No.)
         incorporation or organization)

       4880 COX ROAD, GLEN ALLEN, VIRGINIA                   23060
      (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (804) 967-5800

             Securities  registered  pursuant to Section  12(b) of the Act:

Title of each class                  Name of each exchange on which registered
Common Stock, $.01 par value                  New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

Title of each class                Name of each  exchange  on which  registered

Series A 9.75% Cumulative          National Association of Securities Dealers
Convertible  Preferred Stock,      Automated
$.01 par value                     Quotation National Market System
Series B 9.55% Cumulative
Convertible Preferred              National Association of Securities Dealers
Stock,                             Automated
$.01 par value                     Quotation National Market System

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes XX No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of January 31, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $419,910,695 (19,530,730 shares at a closing price on The New York Stock Exchange of $21 1/2 ). Common stock outstanding as of January 31, 1996 was 20,297,926 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 1995, are incorporated by reference into
Part III.

                        RESOURCE MORTGAGE CAPITAL, INC.
                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS
                                                                            PAGE
                                     PART I
Item 1.           BUSINESS.............................................       3

Item 2.           PROPERTIES..........................................       13

Item 3.           LEGAL PROCEEDINGS...................................       13

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.       13

                                    PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS.....................       13

Item 6.           SELECTED FINANCIAL DATA.............................       14

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......       15


Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........       22

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE..............       22

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..       23

Item 11.          EXECUTIVE COMPENSATION..............................       23

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT...............................       23

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......       23

                                    PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K..............................      23

ITEM 1.  BUSINESS

GENERAL

Resource Mortgage Capital, Inc. (the Company), incorporated in Virginia in 1987, is a self-managed real estate investment trust (REIT) that originates, services and securitizes residential mortgage loans (collectively, the mortgage operations) and invests in a portfolio of residential mortgage loans and securities. The Company's primary business activities include investing in a portfolio of residential mortgage investments and operating its mortgage operations. The Company's strategy is to use its mortgage operations to create investments for its investment portfolio. Principal sources of earnings for the Company are net interest income on its investment portfolio, and the interest spread realized while the mortgage loans are being accumulated for sale or securitization. The Company's earnings also include gain from the securitization or sale of mortgage loans and investments.

The Company has structured its operations such that in many respects it is similar to a finance company, but with several important differences. The Company generally does not pay taxes on its earnings and has generally retained substantially less credit risk than most finance companies as a result of its securitization structures. Due to its REIT election, the Company has focused its business activities almost exclusively on mortgage assets that qualify as eligible REIT investments. The Company does not have direct investments in real estate which is characteristic of traditional REITs. The Company (i) has focused its origination activities on the "non-conforming" segment of the mortgage market, (ii) retains the servicing on a loan when the Company has retained all or a portion of the credit risk on the loan, and (iii) generally invests in all or a portion of the loans that the Company originates or purchases.

On March 21, 1996, the Company's Board of Directors approved an agreement in principle with Dominion Capital, Inc., (Dominion) to sell the Company's single-family correspondent, wholesale, and servicing operations. Such sale is anticipated to be consummated in the second quarter of 1996. See SIGNIFICANT DEVELOPMENTS FOR FURTHER DISCUSSION.


MORTGAGE OPERATIONS

The Company's mortgage operations have principally consisted of (i) the purchase or wholesale origination of single-family mortgage loans, (ii) the purchase or origination of multi-family mortgage loans, (iii) the securitization of such mortgage loans, and (iv) the servicing of mortgage loans where the Company has retained all or a portion of the credit risk. In an effort to broaden the sources of production and income, as well as to enhance shareholder value through risk diversification, the Company expanded its product line to include manufactured housing loans during the fourth quarter of 1995.


SINGLE-FAMILY MORTGAGE ACTIVITIES

The Company has concentrated its single-family mortgage activities in the "non-conforming" segment of the residential loan market, in contrast to "conforming" segment. Non-conforming mortgage loans do not qualify for purchase by Federal Home Loan Mortgage Association (FHLMC) or Federal National Mortgage Association (FNMA) or for inclusion in a loan guarantee program sponsored by Government National Mortgage Association (GNMA). Non-conforming mortgage loans may have (i) principal balances in excess of the program limits of these agencies, (ii) underwriting variances from agency conforming standards due to credit history or income ratios, or (iii) documentation that does not meet agency guidelines. Such non-conforming loans may have higher risks than conforming mortgage loans due to their lower liquidity, different underwriting or qualification criteria, and higher loan balances.

Single-family mortgage loans funded by the Company are secured by single (one-to-four) family residential properties and have either fixed or adjustable interest rates. Fixed-rate mortgage loans generally have a constant interest rate over the life of the loan, primarily 15, 20 or 30 years. In addition, fixed-rate mortgage loans funded by the Company may also have a fixed interest rate for the first 3, 5, or 7 years and an interest rate which adjusts at six or twelve month intervals thereafter, subject to periodic and lifetime interest rate caps. Adjustable-rate mortgage (ARM) loans provide for the periodic adjustment to the rate of interest equal to the sum of a fixed margin and an index, generally subject to certain periodic and lifetime interest rate caps. The Company has specifically focused on loan products with adjustable rates of interest due to its preference for ARM securities in its investment portfolio. In 1995, approximately 64% of the Company's purchases and originations were ARM loans.

In 1995, the Company used two primary methods for sourcing single-family mortgage loans including (i) a network of approved correspondents, and (ii) approved mortgage brokers (wholesale). The loans originated or purchased by the Company are secured by properties throughout the United States.

The correspondent network consists of purchasing closed loans from a customer base of financial institutions such as mortgage banks, savings and loan associations, and commercial banks. The correspondents are responsible for closing and funding the mortgage loan in their name prior to selling the loan to the Company. In 1995, the volume from the correspondent network was $532 million.

In 1994, the Company established its mortgage loan wholesale origination capability in order to diversify its sources of mortgage loan production and to compete more on service than price. By adding the wholesale origination process, the Company became vertically integrated from origination and underwriting to servicing and ultimate securitization. In the wholesale process, the broker performs the marketing and sourcing functions, and the Company performs the underwriting and closing functions. This method allows the Company to be directly involved in the origination process of the loan, but without the direct cost and overhead of a retail branch operation. The Company originated $338 million of loans through its wholesale network in 1995.

The Company has established its own underwriting department and underwrites 100% of the loans it originates through the broker network and purchases from correspondents. This allows the Company to be more responsive to its customers and create new loan products more quickly to meet the changing needs of the market. It also provides the Company with the ability to better manage the credit risk of the loans as the Company's underwriting standards are followed. The Company also has a risk management/quality control department. The functions of this department include: (i) providing quality control on the Company's underwriting department; (ii) reviewing and approving new correspondent sellers and wholesale brokers; (iii) monitoring the performance of the correspondent sellers and wholesale brokers; and (iv) focusing on resolving loan default issues with the correspondents and pool insurers.

Through an acquisition in 1994, the Company established the capability to service mortgage loans funded through its single-family mortgage operations. This acquisition was part of the overall strategy of managing the Company's exposure when all or a portion of the credit risk on a mortgage loan has been retained subsequent to securitization. As of December 31, 1995, the Company serviced approximately $1 billion in single-family mortgage loans, $765 million of which the Company had retained either all or a portion of the credit risk.

MULTI-FAMILY HOUSING LENDING

In an effort to diversify its product lines outside of single-family lending, during the third quarter of 1995 the Company re-entered the multi-family housing lending market. Multi-family loans originated by the Company are secured by first liens on apartment properties that have qualified for low income housing tax credits. During 1995, the Company issued commitments aggregating $450 million to fund such loans through 1997. As with single-family mortgage lending, the Company underwrites 100% of the multi-family loans originated. The underwriting criteria are designed to assess the particular property's current and future capacity to make all debt service payments on a current basis. Key aspects of the Company's underwriting methodology include verifying and analyzing the project's operating results; requiring minimum debt service coverage ratios equal to or greater than 1.15 times net operating income; structuring loan payments to focus on the build-up of equity in the project over the 15-year tax credit compliance period; limiting the loan to value ratio to 80%; requiring a minimum of three months physical occupancy at 90% or more for newly-constructed properties and four months for rehabilitated locations; and requiring a $200 per annum per unit replacement reserve escrowed monthly. The Company plans to service all its multi-family loans originated since October 1995.

The multi-family loans typically have fixed-rates of interest and generally provide for a 15-year prepayment lockout. Since 1993, the Company has securitized $140 million of multi-family mortgage loans through CMO or pass-through securities.

MANUFACTURED HOUSING LENDING

As another means of diversification, the Company established a manufactured housing lending business during the fourth quarter of 1995. Funding is expected to commence in the second quarter of 1996. This is a large and growing market, representing over 30% of all new single-family housing production in the United States. These loans will be underwritten internally, primarily from credit scoring. Most products will be fixed-rate with some adjustable-rate and step-rate loans being introduced. Securitization of these loans will principally occur through the issuance of collateralized mortgage obligations (CMOs) with the Company holding a limited amount of credit risk.


The following schedule summarizes the principal balances for mortgage loans funded through the Company's mortgage operations during the year ended December 31, 1995.


   (amounts in thousands)
       Single-family :
           Fixed-rate:
               3-year                              $  36,547
              10-year                                    219
              15-year                                 40,401
              20-year                                  1,153
              30-year                                270,746
                                                   ----------
                 Total fixed-rate                    349,066
                                                   ----------
           Adjustable-rate:
              1-month LIBOR                           23,915
              3-month LIBOR                            6,011
              6-month LIBOR                          384,723
              1-year CMT                             111,806
                                                   ----------
                 Total adjustable-rate               526,455
                                                   ----------
                          Total single-family        875,521

       Multi-family:
           18 to 25-year fixed-rate                   18,432
                                                   ----------
                 Total mortgage loans funded       $ 893,953
                                                   ==========

SALES AND SECURITIZATIONS

When a sufficient volume of mortgage loans is accumulated, the Company may elect to sell such loans as whole loans directly to an investment banking firm or to securitize a pool of loans through the issuance of mortgage securities in the form of CMOs or pass-through securities. During 1995, the Company sold $114.5 million directly to investment banking firms as whole loans and securitized $1.1 billion through the issuance of securities. The Company recognizes a gain or loss on the issuance and sale of a pass-through security, while no gain or loss is recognized on the issuance of CMOs, as CMOs represent the issuance of a debt security.

The securities are structured so that substantially all of the securities are rated in one of the two highest rating categories (i.e. AA or AAA) by at least one of the nationally recognized rating agencies. Credit enhancement for these securities may take the form of overcollateralization, subordination, reserve funds, mortgage pool insurance, bond insurance, or any combination of the foregoing. The Company strives to use the most cost effective security structure and form of credit enhancement available at the time of securitization. The securities issued by the Company are not generally guaranteed by the federal agencies. Each series of securities is expected to be fully payable from the collateral pledged to secure the series. It is expected that the recourse of investors in the series generally will be limited to the collateral underlying the securities. Except in the case of a breach of the standard representations and warranties made by the Company when loans are sold or securitized, the securities are non-recourse to the Company.

Credit Enhancement

As mentioned above, credit enhancement for these securities may take the form of overcollateralization, subordination, reserve funds, pool insurance, bond insurance, or any combination of the foregoing. Regardless of the form of credit enhancement, the Company may retain a limited portion of the direct credit risk after securitization, including the risk of loss related to hazards not covered under standard hazard insurance policies. Such credit loss exposure is generally limited to an amount equal to a fixed percentage of the principal balance of the pool of mortgage loans at the time of securitization. Additionally, the Company may be contingently exposed to losses due to fraud during the origination of a mortgage loan if the originator of such mortgage loan, if other than the Company, defaults on its repurchase obligation.

Overcollateralization is generally used in conjunction with bond insurance in the issuance of CMOs. Losses are first applied to the overcollateralization amount, and any losses in addition to that amount would be borne by the bond insurer or holders of the CMOs. The Company generally receives an excess yield on the mortgage loans relative to the yield on the CMOs to compensate the Company for retaining such loss exposure. At December 31, 1995, the Company retained $42.0 million in principal amount of overcollateralization for $734 million of Collateral for CMOs issued during 1995. The reserves established as of December 31, 1995 for such exposure total $1.8 million.

Pass-through securities generally use subordination structures as its form of credit enhancement. Pass-through securities may also utilize a combination of subordination, reserve funds, pool insurance or bond insurance. The credit risk of subordinated pass-through securities is concentrated in the subordinated classes (which may partially be credit enhanced with reserve funds or pool insurance) of the securities, thus allowing the senior classes of the securities to receive the higher credit ratings. To the extent credit losses are greater than expected (or exceed the protection provided by any reserve funds or pool insurance), the holders of the subordinated securities will experience a lower yield (which may be negative) than expected on their investments.

As mentioned above, the Company may use mortgage pool insurance and reserve funds for credit enhancement. Mortgage pool insurance is currently less available as a form of credit enhancement than it had been in the past. Credit losses covered by the pool insurance policies are borne by the pool insurers to the limits of their policies and by the security holders if losses exceed those limits. To the extent a loan is to be covered by mortgage pool insurance, the Company may rely upon the credit review and analysis of each loan, which is performed by the mortgage insurer, in deciding to fund the mortgage loan. After these loans are securitized, the Company has only limited exposure to losses not covered by pool insurance, resulting primarily from special hazard risks and fraud during the origination of a mortgage loan. The Company has established discounts and reserve funds to cover risks not covered by the pool insurance policies, or to cover credit risks on loans not covered by pool insurance. These discounts and reserves totaled $3.6 million and $6.2 million, respectively at December 31, 1995.

The following table summarizes the mortgage loan delinquency information as a percentage of the total portfolio balance at December 31, 1995 for those CMOs issued where the Company has retained a portion of the credit risk.


(dollar amounts in thousands)

                                                      December 31, 1995
                                             -----------------------------------
                                               Number        Dollar
                                              of loans       amount     Percent
                                             -----------  ----------   ---------
Collateral principal balance                    4,673      $ 700,125     100%
                                             -----------  ----------   ---------
Delinquent Loans
  60 to 89 days delinquent                         87         14,846      2.12
   90 days and over delinquent (includes
    REO and foreclosures)                         152         28,649      4.09

                                             ===========  ==========    ========
Total                                             239      $  43,495      6.21%
                                             ===========  ==========    ========


Master Servicing

The Company performs the function of master servicer for certain of the securities it has issued. The master servicer's function typically includes collecting loan payments from servicers of loans and remitting loan payments, less master servicing fees receivable and other fees, to a trustee or other purchaser for each series of securities. Master servicing responsibilities also include monitoring the servicers' compliance with its servicing guidelines and performing, or contracting with a third party to perform, all obligations not adequately performed by any servicer. A master servicer typically employs
servicers  to  carry  out  servicing  functions.   Servicers  typically  perform
servicing functions for the master servicer as independent contractors. As master servicer, the Company is paid a monthly fee based on the outstanding principal balance of each such loan master serviced or serviced by the Company as of the last day of each month. The Company has been master servicing mortgage loans since November 1993.


MORTGAGE INVESTMENT PORTFOLIO

Strategy

The Company's investment strategy is to create a diversified portfolio of securities that in the aggregate generates stable income for the Company in a variety of interest rate environments and preserves the capital base of the Company. The Company has created the majority of the investments for its portfolio by retaining a portion of the securities that are generated from its mortgage operations. The Company expects to continue to create investments from its mortgage operations. To the extent the Company retains a portion of the credit risk on securities in the portfolio, the Company generally will retain the servicing of the underlying mortgage loans to better manage this risk.

Composition

Included in the Company's portfolio of mortgage investments are ARM securities, collateral for CMOs, fixed-rate securities, and other mortgage securities. The majority of the Company's portfolio is comprised of investments in ARM securities. The Company increases the return on these investments by pledging the ARM securities as collateral for repurchase agreements. The interest rates on the majority of the Company's ARM securities reset every six months, and the rates are subject to both periodic and lifetime limitations ("caps"). Generally, the repurchase agreements have terms that range from 30 to 90 days, and the interest rates are not subject to the periodic and lifetime limitations. Thus, the yield on the ARM investments could decline if the spread between the yield on the ARM security versus the interest rate on the repurchase agreement was to be reduced. To partially mitigate this risk, the Company has (i) entered into a series of interest rate swap agreements which effectively caps the increase in repurchase agreement costs in any six-month period to 1%, and (ii) purchased interest rate cap agreements to reduce the risk of the lifetime interest rate limitation on the ARM securities. For these interest rate swap and cap agreements, the Company receives additional cash flow should the related index increase above the contracted rates on the agreements. At December 31, 1995, the Company had interest rate swap agreements with a notional amount of $1.02 billion and interest rate cap agreements with a notional amount of $1.6 billion.

A growing segment of the Company's portfolio consists of collateral for CMOs. The net margin on CMOs is derived primarily from the difference between the cash flow generated from the CMO collateral, and the amounts required for interest payments on the CMOs and administrative expenses. The CMOs are substantially non-recourse to the Company. The Company's yield on its investment in CMOs is affected primarily by changes in prepayment rates; such yield will decline with an increase in prepayment rates, and the yield will increase with a decrease in prepayment rates. During 1995, the Company issued three CMOs where overcollateralization was used in conjunction with bond insurance as the form of credit enhancement. Such overcollateralization, which ranges from 4%-7% of the initial CMO balance, is retained by the Company upon securitization. Credit losses are first applied to the overcollateralization, with any losses in excess of that amount borne by the insurers or holders of the CMOs. The Company expects that credit losses over the life of the CMOs will not exceed 2%-3.5% of the initial CMO balance. To the extent that credit losses actually exceed the expected amounts, the Company's return on its CMO investments may be diminished.

The Company's portfolio also contains fixed-rate mortgage securities which consist of securities that have a fixed-rate of interest for specified periods of time. Certain fixed-rate mortgage securities have a fixed interest rate for the first 3, 5, or 7 years and an interest rate that adjusts at six or twelve month intervals thereafter, subject to periodic and lifetime interest rate caps. The Company's yields on these securities are primarily affected by changes in prepayment rates; such yield will decline with an increase in prepayment rates, and the yield will increase with a decrease in prepayment rates. The Company generally borrows against its fixed-rate mortgage securities, through the use of repurchase agreements. The spread between the interest rate on a repurchase agreement and the interest rate on any fixed-rate security that the Company plans to hold is generally fixed by using an interest rate swap. A portion of fixed-rate mortgage securities in the Company's portfolio may be financed by short-term repurchase agreements on a temporary basis as the Company obtains long-term financing or elects to sell the securities. As a result, the yield on these investments could decline if the spread between the yield on the fixed-rate mortgage securities and the interest rate on the repurchase agreements were to be reduced during this time period.

Other securities in the Company's portfolio consist of interest-only securities (I/Os), principal-only securities (P/Os) and residual interests which were either purchased or created through the Company's mortgage operations. An I/O is a class of a CMO or a mortgage pass-through security that pays to the holder substantially all interest. A P/O is a class of a CMO or a mortgage pass-through security that pays to the holder substantially all principal. Residual interests represent the excess cash flows on a pool of collateral after payment of principal, interest, and expenses of the related mortgage-backed security or repurchase arrangement. Residual interests may have little or no principal amount and may not receive scheduled interest payments. The Company may borrow against its other mortgage securities for working capital purposes. The yields on these securities are affected primarily by changes in prepayment rates, and to a lesser extent, by changes in short-term interest rates.

The Company continuously monitors the aggregate projected yield of its investment portfolio under various interest rate environments. While certain investments may perform poorly in an increasing interest rate environment, certain investments may perform well, and others may not be impacted at all. Generally, the Company adds investments to its portfolio which are designed to increase the diversification and reduce the variability of the yield produced by the portfolio in different interest rate environments. The Company may add new types of mortgage investments to its portfolio in the future.

Risks

The Company is exposed to three types of risks inherent in investing in a portfolio of mortgage securities. These risks include credit risk (inherent in the mortgage security structure), prepayment/interest rate risk (inherent in the underlying mortgage loan), and margin call risk (inherent in the mortgage security if it is used as collateral for borrowings). Credit risk and methods used by the Company to manage it were previously addressed in the Sales and Securitizations section above. For prepayment/interest rate risk and margin call risk, the Company has developed several analytical tools and risk management strategies to monitor and address these risks, including (i) weekly mark-to-market of a representative basket of securities within the portfolio,
(ii) monthly analysis using advanced option-adjusted spread (OAS) methodology to calculate the expected change in the market value of various representative securities within the portfolio under various extreme scenarios, and (iii) monthly static cash flow and yield projections under 49 different scenarios. Such tools allow the Company to continually monitor and evaluate its exposure to these risks and to restructure or otherwise change the risk profile of the investment portfolio in response to changes in the risk profile.

The Company also views its hedging activities as a tool to manage these identified risks. For the risks associated with the periodic and lifetime interest rate caps on the ARM securities, the Company uses interest rate cap and interest rate swap agreements. The purpose of these transactions is to protect the Company in the event that interest rates increase to levels higher than the periodic and/or lifetime caps on the index on the underlying ARM loans. The caps effectively lift the lifetime cap on a portion of the ARM securities in the Company's portfolio while the various interest rate swap agreements limit the Company's exposure to changes in the financing rates on a portion of these securities.

Eurodollar financial futures and options contracts are utilized to hedge the risks associated with financing the securities portfolio with variable rate repurchase agreements. These instruments lengthen the duration of the repurchase agreement financing, typically from one month to three and six months. The Company will receive additional cash flow if the related Eurodollar index increases above the contracted rates. If, however, the Eurodollar index decreases below contracted rates, the Company will pay additional cash flow. As of December 31, 1995, the Company had lengthened the duration of $2.3 billion of its repurchase agreements to three months and $0.9 billion to six months by entering into such futures and option contracts.

As the Company uses reverse repurchase agreements to finance a portion of its ARM investment portfolio, the Company is exposed to margin calls if the market value of the securities pledged as collateral for the repurchase agreements decline. The Company has established equity requirements for each type of investment to take into account the price volatility and liquidity of each such investment. The Company models and plans for the margin call risk related to its repurchase borrowings through the use of its OAS model to calculate the projected change in market value of its investments that are pledged as collateral for repurchase borrowings under various adverse scenarios.

As of December 31, 1995, the Company had the following repurchase agreements outstanding:


   (dollars in Millions)
   Repurchase agreements secured by:
      ARM Securities                                    $1,951.5
      Fixed-rate Mortgage Securities                        24.2
      Other Mortgage Securities                              7.7
                                                     =============
          Total                                         $1,983.4
                                                     =============



During 1995, the Company structured the majority of its ARM loan securitizations as CMOs, with the financing in effect incorporated into the bond structure. This structure eliminates the need for repurchase agreements, consequently eliminating the margin call risk and to a lesser degree the interest rate risk. During 1995, the Company issued approximately $700 million in CMOs primarily collateralized by ARM loans. The Company plans to continue to use CMOs as its primary securitization vehicle.



FEDERAL INCOME TAX CONSIDERATIONS

GENERAL

The Company and its qualified REIT subsidiaries (collectively "Resource REIT") believes it has complied, and intends to comply in the future, with the requirements for qualification as a REIT under the Internal Revenue Code (the "Code"). To the extent that Resource REIT qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed to shareholders. However, various subsidiaries of the Company, which conduct the mortgage operations and are included in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP"), are not qualified REIT subsidiaries. Consequently, all of the nonqualified REIT subsidiaries' taxable income is subject to federal and state income taxes.

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

TAXATION OF DISTRIBUTIONS BY THE COMPANY

Assuming that Resource REIT maintains its status as a REIT, any distributions that are properly designated as "capital gain dividends" generally will be taxed to shareholders as long-term capital gains, regardless of how long a shareholder has owned his shares. Any other distributions out of Resource REIT's current or accumulated earnings and profits will be dividends taxable as ordinary income. Shareholders will not be entitled to dividends-received deductions with respect to any dividends paid by Resource REIT. Distributions in excess of Resource REIT's current or accumulated earnings and profits will be treated as tax-free returns of capital, to the extent of the shareholder's basis in his shares, and as gain from the disposition of shares, to the extent they exceed such basis. Shareholders may not include on their own tax returns any of Resource REIT ordinary or capital losses. Distributions to shareholders attributable to "excess inclusion income" of Resource REIT will be characterized as excess inclusion income in the hands of the shareholders. Excess inclusion income can arise from Resource REIT's holdings of residual interests in real estate mortgage  investment  conduits  and in certain  other  types of  mortgage-backed security structures created after 1991. Excess inclusion income constitutes unrelated business taxable income ("UBTI") for tax-exempt entities (including employee benefit plans and individual retirement accounts), and it may not be offset by current deductions or net operating loss carryovers. In the unlikely event that the Company's excess inclusion income is greater than its taxable income, the Company's distribution would be based on the Company's excess inclusion income. In 1995 the Company's excess inclusion income was approximately 31.46% of its taxable income. Although Resource REIT itself would be subject to a tax on any excess inclusion income that would be allocable to a "disqualified organization" holding its shares, Resource REIT's by-laws provide that disqualified organizations are ineligible to hold Resource REIT's shares.

Dividends paid by Resource REIT to organizations that generally are exempt from federal income tax under Section 501(a) of the Code should not be taxable to them as UBTI except to the extent that (i) purchase of shares of Resource REIT was financed by "acquisition indebtedness" or (ii) such dividends constitute excess inclusion income.

TAXABLE INCOME

Resource REIT uses the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with GAAP. These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. Additionally, Resource REIT's taxable income does not include the taxable income of its taxable affiliate, although the affiliate is included in the Company's GAAP consolidated financial statements. For the year ended December 31, 1995, Resource REIT's estimated taxable income was approximately $37.8 million.

A portion of the dividends paid during 1995 was allocated to satisfy 1994 distribution requirements and a portion of the dividends paid in 1996 will be allocated to satisfy 1995 distribution requirements. All dividends paid during 1995 represented ordinary income for federal tax purposes.

REGULATION

As an approved mortgage loan originator, the Company is subject to various federal and state regulations. A violation of such regulations may result in the Company losing its ability to originate mortgage loans in the respective jurisdiction.

The rules and regulations applicable to the mortgage operations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Mortgage loan acquisition activities are subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.

The Company is also an approved FNMA and FHLMC seller/servicer subject to the rules and regulations of FNMA and FHLMC with respect to acquiring, processing, selling and servicing conforming mortgage loans. The Company is required to submit annually to FNMA and FHLMC audited financial statements.

Additionally, there are various state and local laws and regulations affecting the mortgage operations. The mortgage operations will be licensed in those states requiring such a license. Mortgage operations may also be subject to applicable state usury statutes. The Company believes that it is in present material compliance with all material rules and regulations to which it is subject.

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

EMPLOYEES

As of December 31, 1995, the Company had 199 employees.

SIGNIFICANT DEVELOPMENTS

On March 21, 1996, the Company's Board of Directors approved an agreement in principle with Dominion Capital, Inc. (Dominion) to sell the Company's single-family correspondent, wholesale, and servicing operations (the Operations). The agreement provides Dominion an exclusive right to purchase the Operations through April 22, 1996, which may be extended under certain circumstances. The sales price is expected to be $67 million in consideration for the stock and assets of the Operations with a net book value of approximately $7 million. The proposed terms of the transaction include an initial cash payment of approximately $17 million, with the remainder of the purchase price paid evenly over the next five years pursuant to a note agreement.

The terms of the agreement generally prohibit the Company from originating single-family mortgages through either correspondents or a wholesale network for a period of five years.

The transaction is expected to close during the second quarter of 1996. The closing of the transaction is contingent on Dominion's completion of its due diligence, regulatory approvals, the negotiation and execution of the definitive purchase and sale agreements, and other matters. There can be no assurance that the transaction will be consummated.

ITEM 2.  PROPERTIES

The Company's executive and administrative offices and operations offices are both located in Glen Allen, Virginia, on properties leased by the Company. The address is 4880 Cox Road, Glen Allen, Virginia 23060.

ITEM 3.  LEGAL PROCEEDINGS

There were no material pending legal proceedings, outside the normal course of business, to which the Company was a party or of which any of its property was subject at December 31, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1995.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is traded on the New York Stock Exchange under the trading symbol RMR. The Company's common stock was held by approximately 4,428 holders of record as of January 31, 1996. In addition, depository companies held stock for approximately 8 beneficial owners. During the last two years, the high and low closing stock prices and cash dividends declared on common stock were as follows:

                                                       Cash Dividends
                             High             Low          Declared

1995

First quarter               $ 17 3/4       $ 10 3/8       $ 0.36
Second quarter                20 3/4         15             0.40
Third quarter                 21 1/2         16 5/8         0.44
Fourth quarter                21 5/8         18 5/8         0.48

1994

First quarter               $ 30           $ 25 1/8       $ 0.52
Second quarter                27 1/2         22 1/8         0.78
Third quarter                 25 3/4         20 3/8         0.78
Fourth quarter                22 3/4          9 1/2         0.68

ITEM 6.  SELECTED FINANCIAL DATA
(amounts in thousands except share data)



Years ended December 31,                          1995            1994            1993            1992             1991
Net margin on mortgage assets                $    42,419    $    44,364      $    40,627     $    23,357      $    19,902
                                            ==============================================================================
Gain on sale of mortgage assets, net of
     associated costs                        $     9,651    $    27,723      $    27,977     $    28,941      $    10,218
                                            ==============================================================================
Total revenue                                $   266,496    $   256,483      $   200,967     $   179,455      $   161,229

Total expenses                                   229,586        204,226          146,840         141,286          139,593

Net income                                   $    36,910    $    52,257      $    54,127     $    38,169      $    21,636
                                            ==============================================================================
Net income per common share (1)              $      1.70    $      2.64      $      3.12     $      2.73      $      1.60

Average number of common shares outstanding   20,122,772     19,829,609       17,364,309      13,999,047       13,531,290

Dividends declared per share:

      Common                                 $      1.68    $      2.76      $      3.06     $      2.60      $      1.53

      Series A Preferred                     $      1.17    $         -      $         -     $         -      $         -

      Series B Preferred                     $      0.42    $         -      $         -     $         -      $         -

Return on average common shareholders'
     equity (2)                                     12.5%          19.2%            25.8%           27.7%            17.9%

Principal balance of mortgage
    loans funded                             $   893,953    $ 2,861,443      $ 4,093,714     $ 5,334,174      $ 2,491,434



As of December 31,                               1995            1994            1993            1992            1991
- ---------------------------------------------------------------------------------------------------------------------------
Mortgage Investments: (3)
  Collateral for CMOs                       $ 1,028,935      $   443,392     $   434,698      $   571,567      $   820,517

  Mortgage securities                       $ 2,149,416      $ 2,579,759     $ 2,300,949      $ 1,401,578      $   733,549

Total assets                                $ 3,490,038      $ 3,600,596     $ 3,726,762      $ 2,239,656      $ 1,829,632

CMO bonds payable (4)                       $   949,139      $   424,800     $   432,677      $   561,441      $   805,493

Repurchase agreements                       $ 1,983,358      $ 2,804,946     $ 2,754,166      $ 1,315,334      $   637,599

Total liabilities                           $ 3,135,215      $ 3,403,125     $ 3,473,730      $ 2,062,219      $ 1,708,197

Shareholders' equity (2)                    $   359,582      $   270,149     $   253,032      $   177,437      $   121,435

Number of common shares outstanding          20,198,654       20,078,013      19,331,932       16,507,100       13,542,137

Book value per common share (2)             $     13.50      $     13.45     $     13.09      $     10.75      $      8.97

- ---------------------------



(1) Fully diluted net income per common share is not presented as the Company's convertible preferred stock is anti-dilutive.
(2) Excludes unrealized gain/loss on mortgage investments. If unrealized gain/loss were included in the calculation, return on average common shareholders' equity would be 14.7% and 23.2% for 1995 and 1994, respectively.
(3) Mortgage investments are shown at fair value as of December 31, 1995 and 1994 and at amortized cost as of December 31, 1993 and prior.
(4) This debt is non-recourse to the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Resource Mortgage Capital, Inc. (the Company) originates, services, and securitizes residential mortgage loans (collectively, the mortgage operations) and invests in a portfolio of residential mortgage loans and securities. The Company's strategy is to use its mortgage operations to create investments for its portfolio. Principal sources of earnings for the Company are net interest income on its mortgage investment portfolio, and the interest spread realized while mortgage loans are being accumulated for securitization or sale. The Company's earnings also include gains from the securitization or sale of mortgage loans and investments.

The Company's earnings per common share for 1995 were $1.70 compared with $2.64 per common share for 1994. This decline was primarily the result of the continued adverse effect of the rapid increase in short-term interest rates during 1994 and the first quarter of 1995, which significantly decreased the net interest spread earned on adjustable-rate mortgage (ARM) securities, which constitute a substantial portion of the Company's portfolio of mortgage investments. This increase in short-term interest rates, reflected by the increase in the Federal Funds rate from 3.0% in February 1994 to 6.0% in February 1995, caused the net interest spread on ARM securities for 1995 to decrease to 0.61% versus a net interest spread of 0.72% in 1994. As the ARM securities reset upward and short-term interest rates stabilized and then declined in the second half of 1995, the net interest spread improved, increasing to 1.10% for the fourth quarter of 1995, versus 0.30% for the fourth quarter of 1994. Earnings were also negatively impacted during 1995 by the Company's lower overall production volume, and the Company's greater use of collateralized mortgage obligations (CMOs) for securitizing its production. The Company funded $894 million of residential mortgage loans in 1995, compared to $2.9 billion in 1994. This decline was due in part to a reduction in the overall mortgage production volume in the market, as well as a flat yield curve, which was adverse to the Company's production of ARM loans.

The CMO securitizations are recorded as financing transactions, and, as such, no gain is recognized at the time of issuance. Instead, income related to CMOs is recognized over time as part of net interest margin. The Company may also securitize its loan production as pass-through securities pursuant to a senior/subordinated structure, in which case a gain or loss is recognized at the time of issuance. In either securitization structure, the Company has limited exposure to credit losses. Additionally, the Company may have exposure to credit losses related to delinquent mortgage loans in warehouse. The Company has established an allowance for such potential losses as a result of such exposure. A provision for losses for credit risk retained by the Company has been recorded in the financial statements as a reduction of the net margin on mortgage assets. In 1994 and prior, this provision had been recorded as a reduction in the gain on sale of mortgage assets. Such prior year amounts have been reclassified for presentation purposes in 1995.

During the third quarter of 1995, the Company re-entered the multi-family housing lending market in an effort to expand its product lines outside of single-family lending. During 1995, the Company issued various commitments aggregating $450 million through 1997 to fund multi-family mortgage loans secured by first liens on apartment properties that have qualified for low income housing tax credits. As of December 31, 1995, the Company had funded $7.7 million of such loans.

As a further means of expanding its product line, the Company plans to enter the manufactured housing lending business. In addition to favorable market characteristics, these loans will conform to the Company's current CMO securitization strategy. Products will either be fixed or adjustable-rate and the loans are expected to be underwritten and serviced internally. The Company expects to commence funding manufactured housing loans in the second quarter of 1996.


The following discussion and analysis provides information that management believes to be relevant to an understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

                             RESULTS OF OPERATIONS

This section discusses the Company's results of operations for the years ended 1995, 1994 and 1993. An overview of these results is initially presented, and is followed by more specific discussions related to mortgage investments and mortgage operations activities.


                                                       1995      1994     1993
                                                       ----      ----     ----
(amounts in thousands except per share information)

  Net margin on mortgage assets                      $42,419   $44,364   $40,627
  Net gain on sale of mortgage assets                  9,651    27,723    27,977
  General and administrative expenses                 18,123    21,284    15,211
  Net income                                          36,910    52,257    54,127
  Net income per common share                           1.70      2.64      3.12

  Dividends declared per share:
     Common                                           $ 1.68   $  2.76   $  3.06
     Series A Preferred                                 1.17         -         -
     Series B Preferred                                 0.42         -         -



1995 compared to 1994. The decrease in the Company's earnings during 1995 as compared to 1994 is primarily the result of the decrease in net gain on sale of mortgage assets and net margin on mortgage assets. This decrease was partially offset by a decrease in general and administrative expenses.

Net gain on sale of mortgage assets decreased $18.0 million, or 65%, to $9.7 million in 1995 from $27.7 million in 1994. This decrease resulted from the combined effect of (i) the Company's current securitization strategy in 1995 involving the issuance of CMOs which are accounted for as financing transactions, versus the use of pass-through mortgage security structures in 1994, which are accounted for as sales, and (ii) the lower mortgage loan funding levels by the Company as a result of a decrease in overall industry-wide mortgage loan originations, the resulting higher level of price competition for mortgage loans, and (iii) the flatter yield curve which had an adverse impact on the Company's production of ARM loans.

Net margin on mortgage assets decreased $2.0 million, or 5%, to $42.4 million in 1995 from $44.4 million for 1994. This decrease resulted primarily from the change in the net interest spread on the portfolio-related assets, which declined from 1.15% in 1994 to 0.90% in 1995. The decline in net interest spread is attributable to a temporary reduction in the net interest spread in ARM securities. This temporary reduction resulted from the interest rate on borrowings increasing at a faster rate than the ARM securities which collateralize these borrowings. In December 1995, the net interest spread had increased to 1.18% as a result of the upward resets on the ARM securities and the more favorable short-term interest rate environment. Net margin on mortgage assets also declined as a result of the increase in the provision for credit losses, which was $2.9 million and $2.1 million in 1995 and 1994, respectively.

General and administrative expenses decreased 15%, to $18.1 million for 1995 from $21.3 million for 1994. This decline resulted primarily from the Company's effort to reduce costs in line with the reduced level of mortgage loan originations.

1994 compared to 1993. The decrease in the Company's net income during 1994 as compared to 1993 is primarily the result of the increase in general and administrative expenses which offsets the increase in net margin.

Net margin on mortgage assets increased to $44.4 million for 1994 from $40.6 million for 1993. This increase resulted primarily from the overall growth of the portfolio partially offset by a decrease in its net interest spread, from 1.55% for 1993 to 1.12% for 1994.

The net gain on sale of mortgage assets was $27.7 million for 1994 compared to $28.0 million for 1993. As a result of the lower mortgage funding levels by the Company, lower gains on sales of loans securitized and sold were recognized. This decrease was substantially offset by an increase in gains from sales of portfolio investments.

The Company incurred $21.3 million of general and administrative expenses during 1994 as compared with $15.2 million during 1993. The increase in general and administrative expenses was due primarily to the development of the Company's mortgage loan origination capabilities, the growth of the underwriting and risk management departments and the acquisition of a mortgage servicing company. The underwriting and risk management departments were expanded when the Company began funding mortgage loans without a commitment for mortgage pool insurance in 1993.

Net income on a per share basis also declined as the result of the issuance of common stock by the Company during 1994.

The  following   table   summarizes  the  average   balances  of  the  Company's
interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.



Average Balances and Effective Interest Rates
                                                                      Year Ended December 31,
                                            -----------------------------------------------------------------------------
(amounts in thousands)                                1995                       1994                       1993
                                            -------------------------  -------------------------   ------------------------
                                               Average     Effective      Average     Effective      Average     Effective
                                               Balance       Rate         Balance       Rate         Balance       Rate
                                            -------------- ---------   -------------- ----------  -------------- ---------
   Interest-earning assets:
    Collateral for CMOs (1)                 $  711,316       8.39%      $  375,147      8.99%       $  432,715      9.14%

    Adjustable-rate mortgage securities      2,137,170       6.81        2,310,047      5.39         1,534,073      4.96
    Fixed-rate mortgage securities              94,102       7.87          205,305      7.31           184,087      7.62
    Other mortgage securities                   56,644      15.61           72,934     19.76            43,045     19.22
                                             ----------     -----        ---------     -----         ---------     -----
        Total mortgage investments           2,999,232       7.33        2,963,433      6.33         2,193,920      6.23
           portfolio

      Mortgage loans in warehouse              357,398       8.58          610,610      6.52           573,016      6.22
                                             ----------     -----        ---------     -----         ---------     -----
        Total interest-earning mortgage     $3,356,630       7.51%      $3,574,043      6.36%       $2,766,936      6.23%
           assets                            ==========     =====        =========     =====        ===========


 Interest-bearing liabilities:
    Portfolio-related liabilities:
      CMOs                                  $  679,551       7.21%      $  380,099      8.28%       $  439,488      8.46%

      Repurchase agreements:
          Adjustable-rate mortgage           1,986,872       6.20        2,179,775      4.67         1,443,092      3.62
                securities

          Fixed-rate mortgage securities        78,486       5.54          192,738      5.23           173,126      4.90
          Other mortgage securities              6,392       6.32            6,722      4.86             6,668      3.72
      Commercial paper                               -          -           55,353      3.92           106,464      3.25
                                             ----------     -----        ---------     -----         ---------     -----
         Total portfolio-related             2,751,301       6.43        2,814,687      5.18         2,168,838      4.68
            liabilities
    Warehouse-related liabilities:
      Repurchase agreements                    204,296       7.12          422,979      5.38           308,148      4.50
      Notes payable                             81,719       7.13           68,883      7.02            80,220      5.36
                                             ----------     -----        ---------     -----         ---------     -----
         Total warehouse-related               286,015       7.40          491,862      5.61           388,368      4.68
           liabilities                       ----------     -----        ---------     -----         ---------     -----


         Total interest-bearing             $3,037,316       6.52%      $3,306,549      5.24%       $2,557,206      4.68%
           liabilities                      ==========      =====        =========     =====        ===========


 Net interest spread (2)                                     0.99%                      1.12%                       1.55%
                                                             =====                     =====                        =====
 Net yield on average interest
     earning assets                                          1.63%                      1.51%                       1.90%
                                                             =====                     =====                        =====

- ---------------------------
(1) Average balances exclude funds held by trustees of $3,815, $8,855 and $16,325 for the years ended December 31, 1995, 1994 and 1993, respectively.

(2)  Effective rates are calculated excluding "Provision for losses".

The decrease in net interest spread for 1995 relative to 1994 and for 1994 relative to 1993 is primarily the result of the decreasing spread on ARM securities. The interest rates on ARM securities reset throughout the year, generally on a semi-annual basis. The interest rates on these securities are subject to certain periodic and lifetime interest rate caps. Due to the nature of the periodic caps, semi-annual rate increases are generally limited to 1%. As a result of rapidly increasing short-term interest rates from February 1994 to February 1995, the interest rate on repurchase borrowings, which are not subject to caps, increased at a faster rate than the interest rate on the ARM securities which collateralize these borrowings, decreasing the net interest spread on these securities. The decrease in the spread on ARM securities was also impacted by the increase in securities retained in the portfolio during late 1993 and early 1994 with low initial pass-through rates (i.e., teaser rates). As of December 31, 1994, ARM securities in the Company's portfolio were "teased" approximately 1.45% on a weighted average basis. During 1995, as short-term interest rates stabilized and then declined, the Company's ARM securities reset upward and consequently were substantially fully indexed by December 31, 1995.

The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

                                                 1995 to 1994                          1994 to 1993
                                      --------------------------------------------------------------------------
 (amounts in thousands)                   Rate        Volume       Total        Rate        Volume       Total
                                      ---------------------------------------------------------------------------
Collateral for CMOs                   $  (2,093)   $  29,381     $ 27,288    $    (635)    $ (5,184)    $ (5,819)
Adjustable-rate mortgage securities      29,423       (8,349)      21,074        7,166       41,347       48,513
Fixed-rate mortgage securities            1,254       (8,852)      (7,598)        (547)       1,512          965
Other mortgage securities                (2,702)      (2,871)      (5,573)         239        5,901        6,140
Mortgage loans in warehouse              31,683      (40,298)      (8,615)       3,194        2,057        5,251
                                      ---------------------------------------------------------------------------

Total interest income                    57,565      (30,989)      26,576        9,417       45,633       55,050

Collateralized mortgage obligations      (3,432)      21,576       18,144         (810)      (4,931)      (5,741)
Repurchase agreements:
    Adjustable-rate mortgage             29,303       (7,813)      21,490       17,958       31,586       49,544
              securities
    Fixed-rate mortgage securities          643       (6,353)      (5,710)         596        1,002        1,598
    Other mortgage securities                92          (15)          77           77            2           79
    Mortgage loans in warehouse          16,899      (25,073)      (8,174)       3,973        5,943        9,916
Notes payable                               617        4,380        4,997          989         (450)         539
Commercial paper                              -       (1,986)      (1,986)         958       (2,253)      (1,295)
                                      ---------------------------------------------------------------------------
Total interest expense                   44,122      (15,284)      28,838       23,741       30,899       54,640
                                      ---------------------------------------------------------------------------
Net interest on mortgage assets       $  13,443    $ (15,705)    $ (2,262)   $ (14,324)    $ 14,734     $    410
                                      ============================================================================

Note: The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table excludes other interest expense and provision for credit losses.

Mortgage Investments

The Company's investment strategy is to create a diversified portfolio of mortgage investments that in the aggregate generates stable income in a variety of interest rate and prepayment rate environments and preserves the capital base of the Company. However, the rapid increase in short-term interest rates which began during the first quarter of 1994, reduced the net interest spread on the portfolio through the first quarter of 1995 and also negatively impacted the portfolio's value. As interest rates have stabilized and then declined during 1995, the net interest spread on portfolio-related assets has increased as the ARM securities have reset upward, and the fair value of the Company's available-for-sale mortgage investments has improved. The net unrealized loss on available-for-sale mortgage investments improved by $67.9 million in 1995, from $72.7 million at December 31, 1994 to $4.8 million at December 31, 1995. This decrease in the net unrealized loss is attributable principally to the increase in value of the Company's ARM securities, and secondarily to the value of the collateral for CMOs.

The Company has pursued its strategy of concentrating on its mortgage operations to create investments with attractive yields. In many instances, the Company's investment strategy involves not only the creation or acquisition of the asset, but also the related borrowing to finance a portion of that asset, such as CMOs.

1995 compared to 1994. The net margin on the Company's portfolio of mortgage investments decreased slightly to $39.1 million for 1995 from $39.2 million for 1994. The decrease in net margin on the Company's portfolio of mortgage investments is generally attributable to a decrease in the spread on such investments during 1995, which was partially offset by a net increase in capital invested by the Company in the portfolio. The spread on the Company's portfolio of mortgage investments decreased from 1.15% for 1994 to 0.90% for 1995. Specifically, the spread on the Company's ARM securities decreased from 0.72% for 1994 to 0.61% for 1995, principally as a result of increased repurchase agreement borrowing costs. This decline was offset by the increase in the spread on CMOs, which increased to 1.18% in 1995 from 0.71% in 1994, respectively. The increase in the net interest spread for CMOs resulted principally from lower financing costs in 1995. The average balance of collateral for CMOs increased to $711.3 million for 1995 from $375.1 million for 1994, consistent with the Company's current securitization strategy, while the average balance for ARM securities declined from $2.3 billion to $2.1 billion. Average capital invested increased from $267.5 million in 1994 to $338.7 million in 1995.

During 1995, the Company sold certain investments to (i) reduce the Company's exposure to periodic cap risk as discussed above, (ii) reduce the Company's exposure to further declines in the market value of such securities and (iii) increase liquidity. The aggregate principal amount of investments sold was $632.1 million, consisting of $623.3 million principal amount of ARM securities and $8.8 million of other mortgage securities from its portfolio. Additionally, during the first quarter of 1995, the Company sold its repurchase obligation on all convertible ARM loans previously securitized or sold. During 1994, the Company sold $208.6 million principal amount of ARM securities and $28.2 million of other mortgage securities from its portfolio. The Company realized a net gain of $3.8 million on these sales of mortgage securities and its repurchase obligation for 1995 compared to a net gain of $7.7 million for 1994. During 1995, the Company added approximately $851.7 million of collateral for CMOs, with $803.8 million of associated borrowings, $1.7 million of fixed-rate mortgage securities and $5.7 million of other mortgage securities to its portfolio through its mortgage operations. Additionally, the Company purchased approximately $409.5 million of ARM securities and $6.0 million of fixed-rate mortgage securities for its mortgage investment portfolio. During 1994, the Company retained in its portfolio approximately $537.0 million principal amount of ARM securities, $0.9 million principal amount of fixed-rate mortgage securities, $15.3 million of other mortgage securities and $78.2 million of collateral for CMOs, with $70.9 million of associated borrowings, from its mortgage operations. Also in 1994, the Company made purchases of approximately $274.0 million principal amount of ARM securities, $34.3 million of fixed-rate mortgage securities, $24.8 million of other mortgage securities and $34.3 million of collateral for CMOs, with $31.4 million of associated borrowings, for its portfolio.

The Company owns interest rate cap agreements which limit its exposure to the lifetime interest rate caps on its ARM securities. At December 31, 1995 and 1994, the Company had purchased cap agreements with aggregate notional amounts of $1.6 billion and $1.5 billion, respectively. Pursuant to these agreements, the Company will receive additional cash flow should the related index increase above the specified contract rates. The amortization of the cost of the cap agreements will reduce interest income on ARM securities over the lives of the agreements. Additionally, the Company may also enter into various interest rate swap agreements to limit its exposure to changes in financing rates of certain mortgage securities. During 1995, the Company entered into a series of interest rate swap agreements which effectively caps the increase in borrowing costs in any six-month period to 1% for $1.0 billion notional amount of short-term borrowings. These agreements expire in 2001.

1994 Compared to 1993. The net margin on the Company's portfolio of mortgage investments increased to $39.2 million for 1994 from $34.6 million for 1993. This increase resulted from the overall growth of mortgage assets partially offset by a decrease in the net interest spread on the portfolio.

Compared to 1993, the size of the Company's portfolio of mortgage investments at December 31, 1994 increased from the addition of investments created through the Company's mortgage operations and the purchase of mortgage investments. As discussed previously, the Company added $998.8 million principal amount of mortgage securities to its portfolio in 1994, from purchases and through its mortgage operations. During 1994, the Company sold $208.6 million principal amount of ARM securities and $28.2 million of other mortgage securities from its portfolio, compared to $72.5 million principal amount of ARM securities and $184.3 million principal amount of fixed-rate mortgage securities in 1993. The Company realized net gains of $7.7 million and $1.4 million on these sales of mortgage securities for 1994 and 1993, respectively.

The Company had in place interest rate cap agreements of $1.5 billion and $1.3 billion aggregate notional amounts at December 31, 1994 and 1993, respectively.

Mortgage Operations

The Company's mortgage operations consist of originating, servicing and securitizing residential mortgage loans. When a sufficient volume of mortgage loans is accumulated, the Company sells or securitizes these mortgage loans primarily through the issuance of CMOs or pass-through securities. During the accumulation period, the Company finances its funding of mortgage loans through warehouse lines of credit or through repurchase agreements.

The following table summarizes mortgage operations activity for 1995, 1994 and 1993.


(amounts in thousands)                                 1995         1994            1993
                                                  ------------- -------------  --------------
Principal amount of loans funded                   $   893,953   $ 2,861,443     $ 4,093,714
Principal amount of loans securitized or sold        1,172,101     3,100,595       3,332,200
Investments added to portfolio from mortgage
  operations, net of associated borrowings              55,258        57,268          54,528
Principal amount of loans serviced at year-end       1,027,429       773,901               -


1995 compared to 1994. The decrease in the funding volume of mortgage loans for 1995 as compared to 1994 is the result of the lower overall mortgage loan originations in the market and an increased level of price competition for mortgage loans. Additionally, approximately 64% of the mortgage loans funded by the Company are ARM loans, which declined as a percentage of the overall loan origination market as a result of the flat yield curve environment during much of 1995.

The Company's principal securitization strategy for 1995 included securitizing a significant portion of its loan production through the issuance of CMOs. These securitizations are recorded as financing transactions and as such, no gain on sale is recorded at the time of the securitization. Instead, income related to CMOs is recognized over time as part of net margin income. With respect to the remaining portion of the Company's loan production, the Company sold whole loan pools during 1995 aggregating $124 million, and securitized $278 million of mortgage loans using a senior/subordinated structure. The net gain on securitizations and sales of these mortgage loans, excluding recognition of deferred gains, amounted to $4.7 million for 1995. This represented a decline of $15.3 million, or 77%, from net gains on sale of mortgage loans of $20.0 million for 1994.

During 1994, the Company acquired a mortgage servicing company with a servicing portfolio of approximately $600 million. Through this acquisition, the Company plans to service those mortgage loans where it has retained all or a portion of the credit risk. During 1995, the Company sold a portion of its purchased mortgage servicing rights which were acquired in the acquisition. The gain resulting from this sale totaled $1.2 million, and is included in net gain on sale of mortgage assets. Pursuant to the original acquisition strategy, the Company may continue to sell purchased mortgage servicing rights as it adds its own mortgage loan products to the servicing portfolio. The Company has generally serviced mortgage loans which it has originated or purchased and where it has retained all or a portion of the credit risk. As of December 31, 1995, the Company serviced $1.0 billion in mortgage loans. Approximately $765 million relates to mortgage loans where the Company has retained all or a portion of the credit risk.

In 1995 the Company funded multi-family mortgage loans with an aggregate principal balance of $18.4 million, compared to $20.6 million in 1994. Multi-family loans in warehouse totaled $7.7 million and $30.9 million at December 31, 1995 and 1994, respectively.

1994 Compared to 1993 The decrease in the funding volume of mortgage loans for 1994 as compared to 1993 was a result of the lower overall mortgage loan originations in the market. The gain on securitizations and sales of mortgage loans decreased to $20.0 million for 1994 from $26.5 million for 1993, resulting primarily from increased competition in the market and the lower funding volume.

During 1994, the Company began originating certain single-family mortgage loans through a network of mortgage brokers. As the Company developed these mortgage loan origination capabilities, general and administrative expenses have correspondingly increased. General and administrative costs also increased as a result of the acquisition of the servicing operation in the third quarter of 1994.

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


                        LIQUIDITY AND CAPITAL RESOURCES

The Company uses its cash flow from operations, issuance of CMOs or pass-through securities, other borrowings and capital resources to meet its working capital needs. Historically, these sources of cash flow have provided sufficient liquidity for the conduct of the Company's operations. However, if a significant decline in the market value of the Company's mortgage investments should occur, the Company's available liquidity may be reduced. As a result of such a reduction in liquidity, the Company may be forced to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

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

During 1995, the Company increased its equity base by approximately $86.9 million through the issuance of 1,552,500 shares of Series A and 2,196,824 shares of Series B preferred stock. Additionally, the Company replaced $700 million of its short-term floating rate borrowings with long-term floating rate borrowings through the issuance of CMOs.

In an effort to diversify the Company's product lines outside of single-family lending, the Company recently re-entered the multi-family housing market by issuing commitments in the amount of $450 million to fund mortgage loans through 1997. In addition, the Company plans to enter the manufactured housing lending business in early 1996. The Company anticipates that loan production will commence in the second quarter of 1996, and that it will have regional offices and loans funded in more than ten states by the end of the year.

The Company borrows funds on a short-term basis to support the accumulation of mortgage loans prior to the sale of such mortgage loans or the issuance of mortgage securities. These short-term borrowings consist of the Company's warehouse lines of credit and repurchase agreements and are paid down as the Company securitizes or sells mortgage loans. The Company has credit facilities aggregating $260 million to finance mortgage loan fundings that expire in May and November 1996. One facility includes a sub-agreement which allows the Company to borrow up to $30 million for working capital purposes. The Company also has various committed repurchase agreements totaling $200 million relating to mortgage loans in warehouse. The Company expects that these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal. The Company may also finance a portion of its mortgage loans in warehouse with repurchase agreements on an uncommitted basis. At December 31, 1995, the Company had no such outstanding agreements. The lines of credit contain certain financial covenants which the Company met as of December 31, 1995. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

The Company finances ARM securities and certain other mortgage assets through repurchase agreements. Repurchase agreements allow the Company to sell mortgage assets for cash together with a simultaneous agreement to repurchase the same mortgage assets on a specified date for a price which is equal to the original sales price plus an interest component. At December 31, 1995, the Company had outstanding obligations of $2.03 billion under such repurchase agreements, of which $2.0 billion, $24.2 million and $7.7 million were secured by ARM securities, fixed-rate mortgage securities and other mortgage securities, respectively. Increases in either short-term interest rates or long-term interest rates could negatively impact the valuation of these mortgage assets and may limit the Company's borrowing ability or cause various lenders to initiate margin calls. Additionally, certain of the Company's ARM securities are AAA or AA rated classes that are subordinate to related AAA rated classes from the same series of securities. Such AAA or AA rated classes have less liquidity than securities that are not subordinated, and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying mortgage loans. In instances of a downgrade of an insurer, or the deterioration of the credit quality of the underlying mortgage collateral, the Company may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses. The Company may lengthen the duration of its repurchase agreements by entering into certain futures and/or option contracts. As of December 31, 1995, the Company had lengthened the duration of $2.2 billion of its repurchase agreements to three months and $880 million to six months by entering into certain futures and option contracts. Additionally, the Company owns approximately $103.6 million of its CMOs and has financed such CMOs with $102.0 million of short-term debt. For financial statement presentation purposes, the Company has classified the $102.0 million of short-term debt as CMOs outstanding.

A substantial portion of the assets of the Company are pledged to secure indebtedness incurred by the Company. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of the Company in the event of the Company's liquidation, except to the extent that the value of such assets exceeds the amount of the indebtedness they secure.

The Company issued two series of unsecured notes totaling $50 million in 1994. The proceeds from this issuance were used for general corporate purposes. The notes have an outstanding balance at December 31, 1995 of $47 million. The notes mature between 1999 and 2001. The note agreements contain certain financial covenants which the Company met as of December 31, 1995. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

Impact of Accounting Standards

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company expects that adoption of SFAS 121 will have no impact on the Company's consolidated financial position or results of operations.

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock option and stock appreciation rights (SAR) plans. As the Company's current practice is to issue compensation awards as SARs and to settle such SARs granted in cash at the settlement date, the Company expects that SFAS 123 will have no impact on its consolidated financial position or results of operations.

REIT Status

The Company and its qualified REIT subsidiaries (collectively "Resource REIT") have elected to be treated as a real estate investment trust for federal income tax purposes. The REIT provisions of the Internal Revenue Code require Resource REIT to distribute to shareholders substantially all of its taxable income, thereby restricting its ability to retain earnings. The Company may issue additional common stock, preferred stock or other securities in the future in order to fund growth in its operations, growth in its portfolio of mortgage investments, or for other purposes. Resource REIT estimates that its taxable income for 1995 was approximately $37.8 million. Of that amount, approximately 31.5% represents excess inclusion income. Furthermore, all dividends paid in 1995 represented ordinary income.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon are set forth on pages F-3 through F-18 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 as to directors and executive officers of the Company is included in the Company's proxy statement for its 1996 Annual Meeting of Stockholders (the 1996 Proxy Statement) in the Election of Directors section on pages 2 through 4 and is incorporated herein by reference.


ITEM 11.       EXECUTIVE COMPENSATION

The information required by Item 11 is included in the 1996 Proxy Statement in the Executive Compensation section on pages 4 through 6 and is incorporated herein by reference.


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is included in the 1996 Proxy Statement in the Ownership of Common Stock section on page 3 and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the 1996 Proxy Statement in the Compensation Committee Interlocks and Insider Participation section on pages 7 through 8 and is incorporated herein by reference.

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

3.  Exhibits

Exhibit
Number   Exhibit

3.1 Articles of Incorporation of the Registrant, as amended. (Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 33-53494) filed October 20, 1992.)

3.2 Amended Bylaws of the Registrant (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended.)

10.1 Selected Portions of the Registrant's Seller/Servicer Guide (Incorporated herein by reference to Saxon Mortgage Securities Corporation's Registration Statement on Form S-11 (No. 33-57204) filed January 21, 1993.

10.2 Program Servicing Agreement between the Registrant and Ryland Mortgage Company, as amended (Incorporated by reference to Exhibits the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-9819) dated February 18, 1992.

10.3 Dividend Reinvestment and Stock Purchase Plan (Incorporated herein by reference to Exhibits to the Company's Registration Statement on Form S-3 (No. 33-52071).)

10.4 1992 Stock Incentive Plan (Incorporated herein by reference to the Proxy Statement dated July 13, 1992 for the Special Meeting of Stockholders held August 17, 1992.)

10.5 Executive Deferred Compensation Plan (Incorporated by reference to Exhibits the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9819) dated March 21, 1994.)

10.6 Employment Agreement: Thomas H. Potts (Incorporated by reference to Exhibits the Company's Annual Report filed on Form 10-K for the year ended December 31, 1994 (File No. 1-9819) dated March 31, 1996.)

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


                          RESOURCE MORTGAGE CAPITAL, INC.
                          (Registrant)



March 29, 1996            /s/THOMAS H. POTTS
                          Thomas H. Potts
                          President
                          (Principal Executive Officer)


March 29, 1996            /s/LYNN K. GEURIN
                          Lynn K. Geurin
                          Executive Vice President and Chief Financial Officer
                          (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Capacity               Date


/s/THOMAS H. POTTS                     Director            March 29, 1996
Thomas H. Potts



/s/J. SIDNEY DAVENPORT, IV             Director            March 29, 1996
J. Sidney Davenport, IV


/s/RICHARD C. LEONE                    Director            March 29, 1996
Richard C. Leone


/s/PAUL S. REID                        Director            March 29, 1996
Paul S. Reid


/s/DONALD B. VADEN                     Director            March 29, 1996
Donald B. Vaden

                                 EXHIBIT INDEX


Exhibit
Numbered          Exhibit


21.1              List of subsidiaries.

23.1              Consent of KPMG Peat Marwick LLP.

                        RESOURCE MORTGAGE CAPITAL, INC.


                     CONSOLIDATED FINANCIAL STATEMENTS AND

                          INDEPENDENT AUDITORS' REPORT

                           For Inclusion in Form 10-K

                            Annual Report Filed with

                       Securities and Exchange Commission

                               December 31, 1995

RESOURCE MORTGAGE CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Financial Statements:                                                   Page

   Independent   Auditors'  Report                                       F- 3
   Consolidated  Balance  Sheets -- December 31, 1995 and 1994           F- 4
   Consolidated Statements of Operations -- For the years ended
       December 31, 1995, 1994 and 1993                                  F- 5
   Consolidated Statements of Shareholders' Equity -- For the
       years ended December 31, 1995, 1994 and 1993                      F- 6
   Consolidated Statements of Cash Flows -- For the years ended
       December 31, 1995, 1994 and 1993                                  F- 7
   Notes to Consolidated Financial Statements --
       December 31, 1995, 1994 and 1993                                  F- 8

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Mortgage Capital, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, during 1995.


                                                          KPMG PEAT MARWICK LLP


Richmond, Virginia
February 6, 1996

CONSOLIDATED BALANCE SHEETS
RESOURCE MORTGAGE CAPITAL, INC.

December 31, 1995 and 1994
(amounts in thousands except share data)


ASSETS                                                                               1995              1994
                                                                                  -------------     -------------
Mortgage assets:
   Mortgage investments:
       Collateral for CMOs                                                        $ 1,028,935       $   443,392
Mortgage securities                                                                 2,149,416         2,579,759
   Mortgage loans in warehouse                                                        247,633           518,131
                                                                                  -------------     -------------
                                                                                    3,425,984         3,541,282

Cash                                                                                   22,229             7,914
Accrued interest receivable                                                            14,851            19,019
Other assets                                                                           26,974            32,381
                                                                                  =============     =============
                                                                                  $ 3,490,038       $ 3,600,596
                                                                                  =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Collateralized mortgage obligations                                               $   949,139       $   424,800
Repurchase agreements                                                               1,983,358         2,804,946
Notes payable                                                                         154,041           135,110
Accrued interest payable                                                                5,278            11,450
Other liabilities                                                                      43,399            26,819
                                                                                  -------------     -------------
                                                                                    3,135,215         3,403,125
                                                                                  -------------     -------------

SHAREHOLDERS' EQUITY

Preferred stock, par value $.01 per share,
  50,000,000 shares authorized:
    9.75% Cumulative Convertible Series A,
        1,552,500 and none issued and outstanding, respectively                        35,460                 -
        ($37,260 aggregate liquidation preference)
      9.55% Cumulative Convertible Series B,
        2,196,824 and none issued and outstanding, respectively                        51,425                 -
        ($53,822 aggregate liquidation preference)
Common stock,  par value $.01 per share, 50,000,000 shares authorized,
  20,198,654 and 20,078,013 issued and outstanding, respectively                          202               201
Additional paid-in capital                                                            281,508           279,296
Net unrealized loss on mortgage investments                                            (4,759)          (72,678)
Retained deficit                                                                       (9,013)           (9,348)
                                                                                  -------------     -------------
                                                                                      354,823           197,471
                                                                                  -------------     -------------
                                                                                  $ 3,490,038       $ 3,600,596
                                                                                  =============     =============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
RESOURCE MORTGAGE CAPITAL, INC.

Years ended December 31, 1995, 1994 and 1993
(amounts in thousands  except share data)



                                                                            1995            1994            1993
                                                                        ------------    ------------    ------------
Interest income:
     Collateral for CMOs                                                $    61,007     $    33,719     $    39,538
     Mortgage securities                                                    161,889         157,701         104,086
     Mortgage loans in warehouse                                             30,986          35,886          28,632
                                                                        ------------    ------------    ------------
                                                                            253,882         227,306         172,256
                                                                        ------------    ------------    ------------

Interest and related expense:
     Collateralized mortgage obligations                                     50,984          32,840          39,265
     Repurchase agreements                                                  142,474         134,791          74,822
     Notes payable                                                           11,186           6,189           4,299
     Other                                                                    3,931           6,998           8,851
     Provision for losses                                                     2,888           2,124           4,392
                                                                        ------------    ------------    ------------
                                                                            211,463         182,942         131,629
                                                                        ------------    ------------    ------------

Net margin on mortgage assets                                                42,419          44,364          40,627


Gain on sale of mortgage assets, net of associated costs                      9,651          27,723          27,977
Other income                                                                  2,963           1,454             734
General and administrative expenses                                         (18,123)        (21,284)        (15,211)
                                                                        ------------    ------------    ------------

Net income                                                              $    36,910     $    52,257     $    54,127
                                                                        ============    ============    ============

Net income                                                              $    36,910     $    52,257     $    54,127
Dividends on preferred stock                                                 (2,746)              -               -
                                                                        ============    ============    ============
Net income available to common shareholders                             $    34,164     $    52,257     $    54,127
                                                                        ============    ============    ============


Net income per common share                                             $      1.70     $      2.64     $      3.12
                                                                        ============    ============    ============

Weighted average number of
   common shares outstanding                                             20,122,772      19,829,609      17,364,309
                                                                        ============    ============    ============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
RESOURCE MORTGAGE CAPITAL, INC.

Years ended December 31, 1995, 1994 and 1993
(amounts in thousands  except share data)

                                                                                                     Net
                                                  Preferred                              Unrealized
                                                    Stock                   Additional    Loss on
                                            ---------------------- Common     Paid-in     Mortgage    Retained
                                            Series A     Series B   Stock     Capital   Investments   Deficit       Total
                                            --------------------------------------------------------------------------------
Balance at December 31, 1992                $             $   -     $   165   $ 184,347     $   -     $  (7,075)  $ 177,437

Issuance of common stock                         -            -          28      75,275         -           -        75,303
Net income - 1993                                                                                        54,127      54,127
Dividends declared - $3.06 per share             -            -          -           -          -       (53,835)    (53,835)
                                            -------------------------------------------------------------------------------
Balance at December 31, 1993                     -            -         193     259,622         -        (6,783)    253,032

Issuance of common stock                                                  8      19,674         -           -        19,682
Net income - 1994                                -            -          -           -          -        52,257      52,257
Change in net unrealized loss on
   mortgage investments                          -            -          -           -      (72,678)        -       (72,678)
Dividends declared - $2.76 per share             -            -          -           -          -       (54,822)    (54,822)
                                            -------------------------------------------------------------------------------
Balance at December 31, 1994                     -            -         201     279,296     (72,678)     (9,348)    197,471

Issuance of common stock                         -            -           1       2,212         -           -         2,213
Issuance of preferred stock                   35,460       51,425        -           -          -           -        86,885
Net income - 1995                                -            -          -           -          -        36,910      36,910
Change in net unrealized loss on
   mortgage investments                          -            -          -           -       67,919         -        67,919
Dividends declared:
   Common - $1.68 per share                      -            -          -           -          -       (33,829)    (33,829)
   Preferred:
     Series A - $1.17 per share                  -            -          -           -          -        (1,817)     (1,817)
     Series B - $0.42 per share                  -            -          -           -          -          (929)       (929)
                                            ================================================================================
Balance at December 31, 1995                $ 35,460    $  51,425    $  202   $ 281,508   $  (4,759)  $  (9,013)  $ 354,823
                                            ================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RESOURCE MORTGAGE CAPITAL, INC.

Years ended December 31, 1995, 1994 and 1993
(amounts in thousands)
                                                                            1995             1994            1993
                                                                      ---------------  ---------------  --------------
Operating activities
   Net income available to common shareholders                            $    34,164     $    52,257    $    54,127
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
       Amortization and depreciation                                           14,091           8,006          6,763
       Net decrease (increase) in mortgage loans in warehouse                 296,293         258,841       (654,437)
       Net increase in accrued interest, other
        assets and other liabilities                                           (4,286)           (882)       (18,514)
       Net gain from sale of mortgage assets                                   (2,276)         (7,685)        (1,420)
       Other                                                                   (2,639)         (2,092)         5,927
                                                                       --------------  ---------------  -------------
          Net cash provided by (used for) operating activities                335,347         308,445       (607,554)
                                                                       --------------  ---------------  --------------

Investing activities:
   Collateral for CMOs:
       Purchases of mortgage loans subsequently securitized                  (708,954)        (77,917)      (104,650)
       Principal payments on collateral                                       205,150         120,088        226,198
       Net change in funds held by trustees                                       952          12,917         12,909
                                                                       --------------  --------------  -------------
                                                                             (502,852)         55,088        134,457

   Purchase of CMOs, net                                                          -            (1,890)           -

   Purchase of mortgage securities                                           (432,885)       (890,170)    (1,346,580)
   Principal payments on mortgage securities                                  260,850         436,351        141,926
   Proceeds from sales of mortgage securities                                 634,364         251,454        263,931
   Capital expenditures                                                          (911)         (1,990)          (675)
                                                                       --------------  --------------  -------------
          Net cash used for investing activities                              (41,434)       (151,157)      (806,941)
                                                                       --------------  --------------  -------------

Financing activities:
   Collateralized mortgage obligations:
       Proceeds from issuance of securities                                   678,121          68,972        107,670
       Principal payments on securities                                      (174,150)       (131,452)      (235,807)
                                                                       --------------   --------------  -------------
                                                                              503,971         (62,480)      (128,137)

   (Repayments of) proceeds from borrowings, net                             (847,624)        (48,283)     1,526,456
   Proceeds from stock offerings, net                                          89,097          19,682         75,303
   Dividends paid                                                             (25,042)        (59,842)       (58,713)
                                                                       --------------  --------------  -------------
          Net cash (used for) provided by financing activities               (279,598)       (150,923)     1,414,909
                                                                       --------------  --------------  -------------

Net increase in cash                                                           14,315           6,365            414
Cash at beginning of year                                                       7,914           1,549          1,135
                                                                       ==============  ==============  =============
Cash at end of year                                                          $ 22,229    $      7,914  $       1,549
                                                                       ==============  ==============  =============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESOURCE MORTGAGE CAPITAL, INC.

December 31, 1995, 1994 and 1993
(amounts in thousands except share data)


NOTE 1 - THE COMPANY
The Company originates, purchases, services and securitizes single-family residential and multi-family mortgage loans (collectively, mortgage operations) and invests in a portfolio of residential mortgage assets. The Company originates or purchases mortgage loans throughout the United States. In its single-family residential mortgage operations, the Company targets "non-conforming" loans, where borrowers cannot easily qualify for a loan from the federal mortgage agencies due to credit or documentation issues. The Company's primary strategy is to use its mortgage operations to create investments for its portfolio of mortgage investments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Resource Mortgage Capital, Inc., its wholly owned subsidiaries (together, Resource Mortgage), and certain other entities (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts for 1994 and 1993 have been reclassified to conform to the presentation for 1995.

FEDERAL INCOME TAXES
Resource  Mortgage  has  elected to be taxed as a real estate  investment  trust
(REIT) under the Internal Revenue Code. As a result, Resource Mortgage generally will not be subject to federal income taxation at the corporate level to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. No provision has been made for income taxes for Resource Mortgage and its qualified REIT subsidiaries in the accompanying consolidated financial statements, as Resource Mortgage has met the prescribed distribution requirements.

MORTGAGE ASSETS
Mortgage Investments. Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified collateral for CMOs and mortgage securities as available-for-sale. These mortgage assets at December 31, 1995 and 1994 are therefore reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. The basis of any securities sold is computed using the specific identification method. Any of these investments may be sold prior to maturity to support the Company's investment strategy.

Mortgage Loans in Warehouse. Mortgage loans in warehouse held for investment are carried at their unpaid principal balance, net of unamortized discount or premium and adjusted for deferred hedging gains or losses, if any. Mortgage loans in warehouse held for sale are carried at the lower of aggregate cost or market value.

PRICE PREMIUMS AND DISCOUNTS
Price premiums and discounts on mortgage securities and collateralized mortgage obligations (CMOs) are deferred as an adjustment to the basis of the related investment or obligation and are amortized into interest income or expense, respectively, over the life of the related investment or obligation using the effective yield method adjusted for the effects of prepayments.

DEFERRED ISSUANCE COSTS
Costs incurred in connection with the issuance of CMOs are deferred and amortized over the estimated lives of the CMOs using the interest method adjusted for the effects of prepayments. These costs are included in the carrying value of the CMOs.

HEDGING INSTRUMENTS
The nature of the Company's portfolio and financing strategies expose the Company to interest rate risk. Interest rate cap agreements may be utilized to limit the Company's risks related to the financing of certain mortgage investments should short-term interest rates rise above specified levels. The amortization of the cost of such interest rate cap agreements will reduce interest income on the related investment over the lives of the interest rate cap agreements. The remaining unamortized cost is included with the related investment in the consolidated balance sheets. The Company may also enter into financial futures and options contracts and interest rate swaps. Revenues or costs associated with financial futures and options contracts are recognized in income or expense in a manner consistent with the accounting for the asset or liability being hedged. Revenues and costs associated with interest rate swaps are recorded as adjustments to interest expense on the financing obligation being hedged.

The Company may also enter into forward delivery contracts and into financial futures and options contracts for the purpose of reducing exposure to the effect of changes in interest rates on mortgage loans which the Company has funded or committed to fund. Gains and losses on such contracts are either (i) deferred until such time the related mortgage loans are sold, or (ii) deferred as an adjustment to the carrying value of the related mortgage loan and amortized into income over the life of the loan using the effective yield method adjusted for the effects of prepayments.

CASH
Approximately $5,400 and $1,600 of cash at December 31, 1995 and 1994, respectively, is restricted for the payment of premiums on various insurance policies related to certain mortgage securities, or is held in trust to cover losses not otherwise covered by insurance. Cash at December 31, 1995 also includes approximately $15,300 of deposits in-transit from repo counterparties or the trustee for certain mortgage securities pledged as collateral for repurchase agreements.

NET INCOME PER COMMON SHARE
Net income per common share as presented is primary net income per common share. Net income per common share is computed by deducting dividend requirements on preferred stock from net income and dividing the remainder by the weighted average number of common shares outstanding during the year. Fully diluted net income per common share is not presented as both the Series A and Series B Cumulative Convertible preferred stock are anti-dilutive.

MORTGAGE SERVICING RIGHTS
The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights in May 1995. This statement requires that the cost of mortgage loans originated or purchased with the intent to sell the loans and retain the servicing rights be allocated between the loans and servicing rights based on their estimated fair values at the date of purchase or origination or sale. The estimated fair value of the rights is determined at the date of sale by using an appropriate market price. The Company adopted this new accounting standard effective as of the third quarter resulting in capitalized servicing rights of $1,020, related to mortgage loans with a principal balance of $98,804.

USE OF ESTIMATES
Fair Value. The Company uses estimates in establishing fair value for its mortgage investments. Estimates of fair value for most investments are based on market prices provided by certain dealers. Estimates of fair value for certain other mortgage investments are determined by calculating the present value of the projected net cash flows of the instruments using appropriate discount rates. The discount rates used are based on management's estimates of market rates, and the net cash flows are projected utilizing the current interest rate environment and forecasted prepayment rates. Estimates of fair value for all remaining mortgage investments are based primarily on management's judgment. Since the fair value of the Company's mortgage investments are based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements. The fair value of all on- and off-balance sheet financial instruments is presented in Notes 3 and 8.

Allowance for Losses. As discussed in Note 7, the Company has credit risk on certain securitized mortgage loans. An allowance for losses has been estimated and established for the credit risk retained based on management's judgment. The allowance for losses is evaluated and adjusted periodically by management based on the actual and reprojected timing and amount of potential credit losses, as well as industry loss experience. The Company's actual credit losses may differ from those estimates used to establish the allowance.

Other Mortgage Securities. Income on certain other mortgage securities is accrued using the effective yield method based upon estimates of future net cash flows to be received over the estimated remaining lives of the mortgage securities. Estimated effective yields are changed prospectively consistent with changes in current interest rates and current prepayment assumptions on the underlying mortgage collateral used by various dealers in mortgage-backed securities. Reductions in carrying value are made when the total projected cash flow is less than the Company's basis, based on either the dealers' prepayment assumptions or, if it would accelerate such adjustments, management's expectations of interest rates and future prepayment rates.

NOTE 3 - MORTGAGE ASSETS
MORTGAGE INVESTMENTS
The following table summarizes the Company's amortized cost basis of collateral for CMOs and mortgage securities held at December 31, 1995 and 1994, and the related average effective interest rates (calculated excluding unrealized gains and losses):

- ------------------------------------------------------------------------------------------------------------------
                                                        1995                                  1994
- ------------------------------------------------------------------------------------------------------------------
                                               Amortized       Effective            Amortized      Effective
                                                 Cost        Interest Rate            Cost       Interest Rate
- ------------------------------------------------------------------------------------------------------------------
Collateral for CMOs                           $1,012,399         8.4%              $  435,306        9.0%
Allowance for losses                              (1,800)                                  --
 Amortized cost, net                          $1,010,599                           $  435,306
- ------------------------------------------------------------------------------------------------------------------

Mortgage Securities:
   Adjustable-rate mortgage securities        $2,087,435         6.8%              $2,407,512        5.4%
   Fixed-rate mortgage securities                 35,074         7.9%                 198,517        7.3%
   Other mortgage securities                      56,190        15.6%                  63,197       19.8%
- ------------------------------------------------------------------------------------------------------------------
                                               2,178,699                            2,669,226
Allowance for losses                              (6,188)                              (8,703)
Amortized cost, net                           $2,172,511                           $2,660,523
- ------------------------------------------------------------------------------------------------------------------

Collateral for CMOs. Collateral for CMOs consists of adjustable-rate and fixed-rate mortgage loans secured by first liens on single-family and multi-family residential housing and fixed-rate mortgage securities guaranteed by U.S. government agencies. All collateral for CMOs is pledged to secure repayment of the related debt obligation. All principal and interest (less servicing related fees) on the collateral is remitted to a trustee and is available for payment on the bond obligation. The Company's exposure to loss on collateral for CMOs is limited to its net investment, as CMOs are nonrecourse to the Company.

The components of collateral for CMOs at December 31, 1995 and 1994 is summarized as follows:

             -------------------------------------------- --------------- -- -------------
                                                               1995              1994
             -------------------------------------------- --------------- -- -------------
             Mortgage collateral                            $    992,716       $  430,054
             Funds held by trustees                                3,056            4,008
             Accrued interest receivable                           7,801            3,239
             Unamortized premiums and discounts, net              22,107            3,921
             Deferred issuance costs                               3,255            2,170
                                                          ===============    =============
                                                            $  1,028,935       $  443,392
                                                          ===============    =============


Adjustable-Rate  Mortgage Securities.  Adjustable-rate mortgage securities
(ARMs) consist of mortgage certificates secured by adjustable-rate mortgage loans.

Fixed-Rate Mortgage Securities. Fixed-rate mortgage securities consist of securities collateralized by mortgage loans that have a fixed rate of interest for at least one year from the balance sheet date.

Other Mortgage Securities. Other mortgage securities include primarily mortgage derivative securities and mortgage residual interests. Mortgage derivative securities are classes of CMOs, mortgage pass-through certificates, or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Mortgage residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over
(ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses.

The Company has classified collateral for CMOs and all mortgage securities as available-for-sale. The following table presents the fair value of the Company's collateral for CMOs and mortgage securities held at December 31, 1995 and 1994:

- ------------------------------------------------------------------------------------------------------------------
                                                   1995                                    1994
- ------------------------------------------------------------------------------------------------------------------
                                         Collateral      Mortgage                Collateral      Mortgage
                                          for CMOs      securities                for CMOs      securities
- ------------------------------------------------------------------------------------------------------------------
Amortized cost, net                     $ 1,010,599     $2,172,511                $435,306      $2,660,523
Gross unrealized gains                       20,208         22,488                   8,491          23,382
Gross unrealized losses                      (1,872)       (45,583)                   (405)       (104,146)
- ------------------------------------------------------------------------------------------------------------------
Fair value                               $1,028,935     $2,149,416                $443,392      $2,579,759
- ------------------------------------------------------------------------------------------------------------------

Proceeds from sales of mortgage securities totaled $634,364 in 1995, compared to $246,934 in 1994. Gross gains of $15,513 in 1995 and $11,435 in 1994, and gross losses of $13,237 in 1995 and $3,750 in 1994, were realized on those sales. Gross realized gains for 1995 includes the recognition of the Company's basis in the repurchase obligation related to convertible adjustable-rate mortgage loans previously securitized or sold as a result of the transfer of this obligation to a third party.

Discounts on Mortgage Securities. Certain securities or classes of securities include recorded discounts to compensate the Company for risk of loss not covered by insurance. At December 31, 1995 and 1994, such discounts amounted to $3,566 and $16,706, respectively and are included in mortgage securities in the accompanying consolidated financial statements.

MORTGAGE LOANS IN WAREHOUSE
The Company purchases and originates fixed-rate and adjustable-rate loans secured by first mortgages or first deeds of trust on single-family attached or detached residential properties and originates fixed-rate loans secured by first mortgages or deeds of trust on multi-family residential properties. Substantially all mortgage loans in warehouse at December 31, 1995 are held to be pledged as collateral for future CMO securitizations. Approximately 34% of the properties collateralizing mortgage loans in warehouse at December 31, 1995 were located in California. The Company funded mortgage loans with an aggregate principal balance of $893,953, $2,861,443, and $4,093,714 during 1995, 1994 and
1993, respectively.

NOTE 4 - COLLATERALIZED MORTGAGE OBLIGATIONS

Each series of a CMO may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on the mortgage collateral and any reinvestment income thereon are used to make payments on the CMOs. (See Note 3). The obligations under the CMOs are payable solely from the collateral for CMOs and are otherwise non-recourse to the Company. The maturity of each class is directly affected by the rate of principal prepayments on the related mortgage collateral. Each series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than its stated maturity.

The components of CMOs along with certain other information at December 31, 1995 and 1994 are summarized below:

            ------------------------------------ ------------------ --- ------------------
                                                       1995                   1994
            ------------------------------------ ------------------ --- ------------------
            Fixed-rate classes                         $   253,183            $   341,231
            Variable-rate classes                          680,993                 67,623
            Accrued interest payable                         3,021                  3,642
            Unamortized premium                             11,942                 12,304
                                                 ==================     ==================
                                                       $   949,139           $    424,800
                                                 ==================     ==================

            Range of average interest rates            6.1% - 15.0%           6.4% - 11.4%

            Range of stated maturities                 1998 - 2027            1998 - 2027

            Number of series                                    37                     35

The variable rates are based on one- or six-month LIBOR. The average effective rate of interest expense for CMOs was 7.2%, 8.3% and 8.5% for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 5 - REPURCHASE AGREEMENTS

The Company utilizes repurchase agreements to finance certain of its mortgage assets. These repurchase agreements may be secured by adjustable-rate mortgage securities, fixed-rate mortgage securities, mortgage loans in warehouse, and by certain other mortgage securities. These agreements bear interest at rates indexed to LIBOR. At December 31, 1995, substantially all repurchase agreements had maturities within thirty days. If the counterparty to the repurchase agreement fails to return the collateral, the ultimate realization of the security by the Company may be delayed or limited.

The excess market value of the mortgage assets securing the Company's repurchase obligations at December 31, 1995 did not exceed 10% of shareholders' equity for any of the individual counterparties with whom the Company had contracted these agreements.

At December 31, 1995, the Company had a committed repurchase agreement in the amount of $200,000 relating to mortgage loans in warehouse.

The following table summarizes the Company's repurchase agreements outstanding at December 31, 1995 and 1994:

- ------------------------------------------------------------------------------------------------------------------
                                                 Amount           Weighted Average      Carrying Value
                                               Outstanding           Annual Rate         of Collateral
- ------------------------------------------------------------------------------------------------------------------
December 31, 1995:
Repurchase agreements secured by:
   Adjustable-rate mortgage securities         $1,951,492               5.80%             $2,040,425
   Fixed-rate mortgage securities                  24,165               6.03%                 34,582
   Other mortgage securities                        7,701               6.12%                 32,202
- ------------------------------------------------------------------------------------------------------------------
                                               $1,983,358                                 $2,107,209
- ------------------------------------------------------------------------------------------------------------------

December 31, 1994:
Repurchase agreements secured by:
   Mortgage loans in warehouse                 $  420,455               7.15%             $  443,801
   Adjustable-rate mortgage securities          2,196,008               6.20%              2,266,365
   Fixed-rate mortgage securities                 181,880               5.53%                192,284
   Other mortgage securities                        6,603               5.36%                 14,466
- ------------------------------------------------------------------------------------------------------------------
                                               $2,804,946                                 $2,916,916
- ------------------------------------------------------------------------------------------------------------------

NOTE 6 - NOTES PAYABLE

Secured. At December 31, 1995, the Company had three credit facilities aggregating $260,000 to finance the purchase of mortgage loans. These facilities expire in May and November 1996. One of these facilities includes a sub-agreement which allows the Company to borrow up to $30,000 for working capital purposes. The Company expects that these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal.

The following table summarizes amounts outstanding under the above referenced notes payable facilities at December 31, 1995 and 1994:

- ------------------------------------------------------------------------------------------------------------------
                                                  Amount          Weighted Average      Carrying Value
                                                Outstanding          Annual Rate         of Collateral
- ------------------------------------------------------------------------------------------------------------------
December 31, 1995:
Secured by:
   Mortgage loans                                $105,681               5.68%              $ 153,298

December 31, 1994:
Secured by:
   Mortgage loans                                $ 61,226               6.00%              $  71,192
   Loan servicing rights                            7,300               2.00%                  8,046
   Warehouse lines of credit                        7,867               1.50%                  8,100
   Interest rate cap agreements                     7,255               9.78%                 23,697
- ------------------------------------------------------------------------------------------------------------------
                                                 $ 83,648                                  $ 111,035
- ------------------------------------------------------------------------------------------------------------------

Unsecured. The Company issued two series of unsecured notes totaling $50,000 in 1994. The Series A 9.56% notes totaling $15,000 are payable in five annual installments commencing October 15, 1995. The Series B 10.03% notes totaling $35,000 are payable in four annual installments commencing October 15, 1998. The remaining aggregate balance of these notes was $47,000 and $50,000 at December 31, 1995 and 1994, respectively. The principal payments due pursuant to these notes for the five years after December 31, 1995 are $3,000, $3,000, $11,750, $11,750 and $8,750. The Company also issued four unsecured notes payable in conjunction with the acquisition of Cram Mortgage Service, Inc. (See Note 9). These notes had an aggregate outstanding principal balance of $1,360 and $1,462 at December 31, 1995 and 1994, respectively. These notes accrue interest at 8.0% and are payable in quarterly installments until October 1, 1999. The principal payments due pursuant to these notes for the remaining four years after December 31, 1995 are $100, $100, $100 and $1,060, respectively.

NOTE 7 - ALLOWANCE FOR LOSSES

The Company has limited exposure to credit risk retained on mortgage loans which it has securitized through the issuance of CMOs. The aggregate loss exposure is generally limited to the Company's net investment in these CMOs. An allowance for losses, which is based on industry and Company experience, has been established for estimated potential losses over the expected life of these securities.

On certain mortgage securities collateralized by mortgage loans purchased by the Company for which mortgage pool insurance is used as the primary source of credit enhancement, the Company has limited exposure to certain credit risks not covered by such insurance. An allowance was established based on the estimate of losses at the time of securitization. The Company has not significantly utilized pool insurance as a form of credit enhancement since 1993. Accordingly, the Company's exposure to such potential losses is declining as the remaining outstanding securities pay-down.

The allowance for losses is evaluated and adjusted periodically by management based on the actual and reprojected timing and amount of potential credit losses, as well as industry and Company loss experience.

The following table summarizes the activity for the above allowance for losses for the years ended December 31, 1995 and 1994:

          ------------------------------ ------------ --- --------------
                                         1995             1994
          ------------------------------ ------------ --- --------------
          Beginning balance              $  8,703          $ 7,915
          Provision for losses              2,888            2,124
          Losses charged-off, net          (3,603)          (1,336)
                                         ============     ==============
                                         $  7,988          $ 8,703
                                         ============     ==============


NOTE 8 - ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's recorded financial instruments, as well as information about certain specific off-balance sheet financial instruments as of December 31, 1995 and 1994:

- ------------------------------------------------------------------------------------------------------------------
                                                   1995                                  1994
- ------------------------------------------------------------------------------------------------------------------
                                      Notional      Cost       Fair       Notional       Cost        Fair
                                       Amount       Basis      Value       Amount        Basis       Value
- ------------------------------------------------------------------------------------------------------------------

Recorded financial instruments:

Assets:
   Collateral for CMOs           $        --    $1,010,599  $1,028,935   $       --   $  435,306    $  443,392
   Mortgage securities                    --     2,148,759   2,145,670           --    2,632,288     2,556,062
   Interest rate cap agreements    1,575,000        23,752       3,746    1,475,000       28,235        23,697
   Mortgage loans in warehouse            --       247,633     251,036           --      518,131       518,806
   Cash                                   --        22,229      22,229           --        7,914         7,914
Liabilities:
   CMOs                                   --       949,139     949,139           --      424,800       424,800
   Repurchase agreements                  --     1,983,358   1,983,358           --    2,804,946     2,804,946
   Notes payable                          --       154,041     154,041           --      135,110       135,110

Off-balance sheet financial
 instruments:

Financial futures contracts:
   Repurchase agreements           1,000,000            --        (107)          --           --            --
   Mortgage loans in warehouse            --            --          --      727,800           --           502
Options on futures contracts:
   Repurchase agreements           2,130,000            --          46           --           --            --
   Mortgage loans in warehouse        30,000            --          (2)   3,582,000           --           312
Interest rate swap agreements:
   Mortgage securities             1,020,000            --       4,882           --           --            --
   CMOs                              207,094            --      (3,898)          --           --            --
Forward delivery contracts:
   Mortgage loans in warehouse       274,700            --        (628)     106,700           --          (192)
Commitments to fund
   mortgage loans                    954,900            --     985,200      179,332           --       179,332

- ------------------------------------------------------------------------------------------------------------------

The estimated fair values of financial instruments have been determined using available market information and appropriate valuation methodologies. However, a degree of judgment is necessary in evaluating market data and forming these estimates.

Recorded Financial Instruments. The carrying amount of cash and liabilities considered to be financial instruments approximates fair value at December 31, 1995 and 1994. As discussed in Note 2, the fair value of mortgage securities is based on actual dealer price quotes, or by determining the present value of the projected net cash flows using appropriate discount rates.

The Company purchased London InterBank Offered Rate (LIBOR) and One-year Constant Maturity Treasury Index (CMT) based interest rate cap agreements to limit its exposure to the lifetime interest rate caps on certain of its adjustable-rate mortgage securities. Under these agreements, the Company will receive additional cash flow should the related index increase above the contracted rates. Contract rates on these cap agreements range from 6.58% to 11.5%, with expiration dates ranging from 1996 to 2004.

Off-Balance Sheet Financial Instruments. The Company may engage in derivative financial instrument activities for the purpose of interest rate risk management. All of the Company's derivative financial instruments are for purposes other than trading. The Company has credit risk to the extent that the counterparties to the derivative financial instruments do not perform their obligation under the agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the agreement.

The Company utilizes Eurodollar financial futures and options contracts to moderate the risks inherent in the financing of its mortgage securities with variable-rate repurchase agreements. The Company utilizes these instruments to lengthen the terms of the repurchase agreement financing, generally from one month to three and six months. Under these contracts, the Company will receive additional cash flow if the related Eurodollar index increases above the contracted rates. The Company will pay additional cash flow if the related Eurodollar index decreases below the contracted rates. Contract rates range from 5.0% to 5.4%, with expiration dates in March 1996 ($2,250,000 notional) and June 1996 ($880,000 notional).

The Company may enter into various interest rate swap agreements to limit its exposure to changes in financing rates of certain mortgage securities. The Company has entered into a series of interest rate swap agreements which effectively caps the increase in borrowing costs in any six-month period to 1% for $1,020,000 notional amount of short-term borrowings. Pursuant to the terms of this agreement, the Company pays the lesser of current 6-month LIBOR, or 6-month LIBOR with a 180-day lookback plus 1%, and receives current 6-month LIBOR. These agreements expire in 2001. The Company has also entered into a 5-year amortizing $220,000 notional interest rate swap agreement related to variable-rate CMO classes. Under the terms of this agreement, the Company receives 1-month LIBOR and pays 6.15%. This agreement expires in 2000.

Forward delivery contracts and financial futures and options contracts are used to reduce exposure to the effect of changes in interest rates on funded mortgage loans, as well as those mortgage loans which the Company has committed to fund. As of December 31, 1995, the Company had entered into commitments to fund single-family mortgage loans of approximately $500,100. These commitments generally had original terms of not more than 60 days. Additionally, the Company had entered into commitments to fund multi-family mortgage loans of approximately $454,800. These commitments had original terms of not more than two years. The Company has deferred net hedging losses of $16,647 at December 31, 1995 and deferred net hedging gains of $2,976 at December 31, 1994 related to these positions.

NOTE 9 - ACQUISITION

On September 30, 1994, the Company acquired all of the outstanding common stock of Cram Mortgage Service, Inc., subsequently renamed to Meritech Mortgage Services, Inc. (Meritech), for a purchase price of $7,174. The Company uses such mortgage loan servicing capabilities to service substantially all of the mortgage loans funded by the Company.

Of the $7,174 purchase price, approximately $5,687 was paid in cash with the remaining $1,487 paid through the issuance of notes to the sellers, due in installments through October 1, 1999. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets and liabilities acquired based on their estimated fair values as of the date of acquisition. There was no goodwill as a result of the purchase. Meritech's results of operations were not material to the Company's consolidated financial statements and pro forma financial information has therefore not been presented.

NOTE 10 - SHAREHOLDERS' EQUITY

The Company is authorized to issue up to 50,000,000 shares of preferred stock. In June 1995, the Company issued 1,552,000 shares of Series A 9.75% Cumulative Convertible preferred stock at an issue price of $24 per share, for net proceeds of $35,460. In October 1995, the Company issued 2,196,824 shares of Series B 9.55% Cumulative Convertible preferred stock at an issue price of $24.50 per share, for net proceeds of $51,425.

For both series, dividends are cumulative from the date of issue and are payable quarterly in arrears. The dividends are equal, per share, to the greater of (i) the base rate of $0.585 per quarter, or (ii) the quarterly dividend declared on the Company's common stock. Each share of Series A and Series B is convertible at any time at the option of the holder into one share of common stock. Each series is redeemable by the Company, in whole or in part, (i) for one share of common stock, plus accrued and unpaid dividends, provided that for 20 trading days within any period of 30 consecutive trading days, the closing price of the common stock equals or exceeds the issue price, or (ii) for cash at the issue price, plus any accrued and unpaid dividends beginning after June 30 and October 31, 1998 for Series A and B, respectively.

In the event of liquidation, the holders of both series of preferred stock will be entitled to receive out of the assets of the Company, prior to any such distribution to the common shareholders, the issue price per share in cash, plus any accrued and unpaid dividends.

NOTE 11 - STOCK INCENTIVE PLAN

Pursuant to the Company's  1993 Stock  Incentive  Plan (the  Employee  Incentive
Plan), the Compensation Committee of the Board of Directors may grant to eligible employees of the Company, its subsidiaries and affiliates for a period of ten years beginning June 17, 1993 stock options, stock appreciation rights
(SARs) and restricted stock awards. An aggregate of 675,000 shares of common stock are available for distribution pursuant to stock options, SARs and restricted stock. The shares of common stock subject to any option or SAR that terminates without a payment being made in the form of common stock would become available for distribution pursuant to the Employee Incentive Plan. The
Compensation Committee of the Board of Directors may also grant dividend equivalent rights (DERs) in connection with the grant of options or SARs. These SARs and related DERs generally become exercisable as to 20 percent of the granted amounts each year after the date of the grant.

The following table presents a summary of the SARs outstanding at December 31, 1995 and 1994:

            ------------------------------ ------------- -- ------------------
                                               SARs          Exercise Price
            ------------------------------ ------------- -- ------------------
            December 31, 1993                   236,310        $   8 3/4 - 29
            Granted                              48,460                23 5/8
            Forfeiture                          (47,632)           8 3/4 - 29
            SARs exercised                      (25,178)           8 3/4 - 29
                                           -------------
            December 31, 1994                   211,960            8 3/4 - 29

            Granted                             122,585                16 1/8
            Forfeiture                          (24,973)          17 7/8 - 29
            SARs exercised                       (3,062)          17 7/8 - 29
                                           -------------
            December 31, 1995                   306,510        $   8 3/4 - 29
            ------------------------------ ------------- -- ------------------

The Company expensed $8 and $1,640 for SARs and DERs during 1994 and 1993, respectively. There was no such expense recorded for 1995. There were no stock options outstanding as of December 31, 1995 and 1994. The number of SARs vested and exercisable at December 31, 1995 and 1994 was 94,000 and 83,300, respectively.

In 1995, the Company adopted a Stock Incentive Plan for its Board of Directors (the Board Incentive Plan) with terms similar to the Employee Incentive Plan. On May 1, 1995, the date of the initial date of grant under the Board Incentive Plan, each member of the Board of Directors was granted 7,000 SARs. Each Board member will receive an additional 1,000 SARs on May 1, 1996, 1997 and 1998, respectively. The SARs granted on May 1, 1995 will become exercisable as to 33 1/3% of the granted amount each of the next three years. Each successive award will become exercisable as to 20% of the granted amounts each year after the date of grant. The maximum period in which any SAR may be exercised is 73 months from the date of grant. The maximum number of shares of common stock encompassed by the SARs granted under the Plan is 100,000. There were no SARs vested and exercisable at December 31, 1995.

NOTE 12 - EMPLOYEE SAVINGS PLAN

The Company provides an employee savings plan under Section 401(k) of the Internal Revenue Code. The employee savings plan allows eligible employees to defer up to 12% of their income on a pretax basis. The Company matched the employees' contribution, up to 6% of the employees' income. The Company may also make discretionary contributions based on the profitability of the Company. The total expense related to the Company's matching and discretionary contributions in 1995, 1994 and 1993 was $136, $331 and $108, respectively. The Company does not provide post employment or post retirement benefits to its employees.

NOTE 13 - CONTINGENCIES

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

NOTE 14 - SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

                                                                     Year Ended December 31,
                                                             1995              1994              1993
- ------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:

   Cash paid for interest                                   $210,638         $177,943          $115,608
- ------------------------------------------------------------------------------------------------------------------
   Supplemental disclosure of non-cash activities:
      Purchase of collateral for CMOs                       $     --        $ (54,204)         $     --
      Assumption of CMOs                                          --           52,314                --
- ------------------------------------------------------------------------------------------------------------------
         Purchase of CMOs, net                              $     --        $  (1,890)         $     --
- ------------------------------------------------------------------------------------------------------------------


NOTE 15 - EVENTS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE REPORT OF THE INDEPENDENT AUDITORS

On March 21, 1996, the Company's Board of Directors approved an agreement in principle with Dominion Capital, Inc. to sell the Company's single-family correspondent, wholesale, and servicing operations. Such sale is anticipated to be consummated in the second quarter of 1996.

Summary of Quarterly Results (unaudited)
(amounts in thousands except share data)

Year ended December 31, 1995                     First Quarter      Second Quarter     Third Quarter     Fourth Quarter
- ----------------------------                     -------------      --------------     -------------     --------------
Operating results:
   Total revenues                                  $  64,426          $  64,482          $  69,061          $  68,527
   Net margin on mortgage assets                       7,404              9,215             11,906             13,894
   Net income                                          6,596              8,041             10,128             12,145
   Net income per common share                          0.33               0.40               0.46               0.51
   Cash dividends declared per common share             0.36               0.40               0.44              .0.48
Mortgage loans funded                                237,119            197,516            242,213            217,105

Year ended December 31, 1994                     First Quarter      Second Quarter     Third Quarter     Fourth Quarter
- ----------------------------                     -------------      --------------     -------------     --------------
Operating results:
   Total revenues                                  $  58,941          $  62,530          $  66,009          $  69,003
   Net margin on mortgage assets                      12,686             10,872             12,257              8,549
   Net income                                         15,500             15,369             12,952              8,436
   Net income per share                                 0.80               0.78               0.64               0.42
   Cash dividends declared per share                    0.52               0.78               0.78               0.68
Mortgage loans funded                                958,772            905,538            598,935            398,198

RESOURCE MORTGAGE CAPITAL, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 1995
(amounts in thousands except number of loans)

                                                                                          Carrying         Principal Amount
                               Number                                   Final            Amount of         of Loans Subject
                                 of                                    Maturity           Mortgage           to Delinquent
      Description              Loans           Interest Rate             Date              Loans         Principal or Interest
- ------------------------ --- ----------- -- --------------------- - --------------- -- --------------- - ----------------------
Outstanding principal
       balance of
    Mortgage Loans
       $    0  -  $  50            305           7.25% - 16.13%            Varies             $10,014            $      37
           51  -    100            588           6.50% - 13.88%            Varies              42,854                  549
          101  -    150            417           6.25% - 13.63%            Varies              50,339                1,406
          151  -    200            182           5.38% - 12.38%            Varies              31,414                1,657
          201  -    250            152           6.13% - 12.88%            Varies              34,178                4,099
          251  -    300             78           3.63% - 11.50%            Varies              20,977                2,782
          301  -    350             53           6.63% - 11.25%            Varies              16,987                  634
          351  -    400             20           6.50% -  9.63%            Varies               7,552                1,166
          401  -    450             14           6.63% - 10.50%            Varies               5,966                1,299
          451  -    500             14           7.50% -  9.38%            Varies               6,718                  489
         Over    $  500             30           6.25% -  9.25%            Varies              20,634                2,661
                             ==========                                                  =============           ==========
                                 1,853                                                      $ 247,633              $16,779
                             ==========                                                  =============           ==========

All mortgage loans in warehouse are conventional mortgage loans secured by single-family or multi-family dwellings with initial maturities of 15 to 30 years. Of the carrying amount, $111,435 or 45% are fixed-rate and $136,198 or 55% are adjustable-rate mortgage loans in warehouse. The Company believes that its mortgage pool insurance and allowance are adequate to cover any exposure on delinquent mortgage loans in warehouse. A summary of activity of mortgage loans for the years ended December 31, 1995, 1994 and 1993 is as follows:


        Balance at December 31, 1992                           $    123,627
        Mortgage loans funded                                     4,132,101
        Collection of principal                                      (5,516)
        Mortgage loans sold                                      (3,472,443)
                                                               ------------

        Balance at December 31, 1993                                777,769
        Mortgage loans funded                                     2,861,443
        Collection of principal                                     (20,486)
        Mortgage loans sold                                      (3,100,595)
                                                               ------------

        Balance at December 31, 1994                                518,131
        Mortgage loans funded                                       893,953
        Collection of principal                                    (771,743)
        Mortgage loans sold                                        (392,708)
                                                               ------------
        Balance at December 31, 1995                              $ 247,633
                                                               ============

RESOURCE MORTGAGE CAPITAL, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)


The geographic distribution of the Company's mortgage loans in warehouse at December 31, 1995 is as follows:


State                           Number of Loans                Principal Amount

Alabama                                    2                    $         301
Arizona                                   58                            6,872
Arkansas                                   1                              137
California                               468                           79,207
Colorado                                  63                            9,317
Connecticut                               16                            1,988
Delaware                                   5                              526
District of Columbia                      20                            2,733
Florida                                  134                           13,335
Georgia                                   72                            7,331
Hawaii                                     1                              196
Idaho                                      4                              415
Illinois                                  78                           11,138
Indiana                                   12                              750
Iowa                                       1                               81
Kansas                                     4                              267
Maryland                                 158                           22,208
Massachusetts                              2                              380
Minnesota                                  7                              591
Missouri                                  26                            2,142
Nevada                                    39                            5,475
New Jersey                                31                            3,645
New Mexico                                 5                            1,063
New York                                  15                            3,256
North Carolina                            89                            8,313
Ohio                                      15                           10,296
Oklahoma                                  30                            1,921
Oregon                                    55                            5,564
Pennsylvania                              46                            4,717
South Carolina                            10                            1,174
Tennessee                                 56                            4,573
Texas                                     53                            6,724
Utah                                      96                            6,488
Virginia                                 127                           16,390
Washington                                47                            7,447
Wisconsin                                  2                              198
West Virginia                              1                              147
Wyoming                                    4                              327
                                    --------                    -------------

Total                                  1,853                      $   247,633
                                    ========                    =============