Form 10-Q
period 1996-03-31
RESOURCE MORTGAGE CAPITAL INC/VA
filed 1996-05-15
CIK 826675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      |X|  Quarterly   Report   Pursuant  to  Section  13  or  15(d)  of  the
Securities                Exchange Act of 1934

                      For the quarter ended March 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes [ ] No

On April 30, 1996, the registrant had 20,402,382 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.
=============================================================================

                    RESOURCE MORTGAGE CAPITAL, INC.
                               FORM 10-Q

                                 INDEX







PAGE

PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheets at March 31, 1996 and
                December 31, 1995................................3

                Consolidated Statements of Operations for the
                three months ended March 31, 1996 and 1995.......4

                Consolidated Statement of Shareholders' Equity for
                the three months ended March 31, 1996............5

                Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995...6

                Notes to Unaudited Consolidated Financial
                Statements.......................................7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations....9


PART II.   OTHER INFORMATION

      Item 1.Legal Proceedings...................................17

      Item 2.Changes in Securities...............................17

      Item 3.Defaults Upon Senior Securities.....................17

      Item 4.Submission of Matters to a Vote of Security
               Holders...........................................17

      Item 5.Other Information...................................17

      Item 6.Exhibits and Reports on Form 8-K....................17



      SIGNATURES.................................................18

===================================================================
PART I.  FINANCIAL INFORMATION
===================================================================
Item 1.  Financial Statements

RESOURCE MORTGAGE CAPITAL, INC
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

                                                        March        December
                                                         31,            31,
                                                         1996          1995
                                                     -----------   -----------
 ASSETS

 Mortgage assets:
   Mortgage investments:
      Collateral for CMOs ........................    $1,576,171    $1,028,935
      Mortgage securities ........................     2,073,726     2,149,416
    Mortgage loans in warehouse ..................       360,735       247,633
                                                     -----------   -----------
                                                       4,010,632     3,425,984

 Cash ............................................         8,545        22,229
 Accrued interest receivable .....................        15,331        14,851
 Other assets ....................................        47,632        26,974
                                                     -----------   -----------
                                                     $ 4,082,140   $ 3,490,038
                                                     ===========   ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 LIABILITIES

 Collateralized mortgage obligations .............    $1,468,925   $   949,139
 Repurchase agreements ...........................     2,003,263     1,983,358
 Notes payable ...................................       212,978       154,041
 Accrued interest payable ........................         5,766         5,278
 Other liabilities ...............................        15,873        43,399
                                                     -----------   -----------
                                                       3,706,805     3,135,215
                                                     -----------   -----------
 SHAREHOLDERS' EQUITY

 Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
    9.75% cumulative convertible Series A,
       1,552,500 issued and outstanding
       ($37,260 aggregate liquidation                     35,460        35,460
       preference)
    9.55% cumulative convertible Series B,
       2,196,824 issued and outstanding
       ($53,822 aggregate liquidation                     51,425        51,425
       preference)
 Common stock, par value $.01 per share,
 50,000,000 shares authorized,                               203           202
    20,297,926 and 20,198,654 issued and
 outstanding, respectively
 Additional paid-in capital ......................       283,505       281,508
 Net unrealized gain (loss) on mortgage                   13,615        (4,759)
     investments
 Retained deficit ................................        (8,873)       (9,013)
                                                     -----------   -----------
                                                         375,335       354,823
                                                     ===========   ===========
                                                     $ 4,082,140   $ 3,490,038
                                                     ===========   ===========

 See notes to unaudited consolidated financial statements.

RESOURCE MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)

                                            Three Months Ended
                                                 March 31,
                                             1996        1995
                                            --------    -------

Interest Income:
   Collateral for CMOs                     $ 23,509    $  9,672
   Mortgage securities                       36,537      40,410
   Mortgage loans in warehouse               12,119      10,734
                                           ---------   ---------
                                             72,165      60,816
                                           ---------   ---------
Interest and related expense:
   Collateralized mortgage obligations       17,773       8,692
   Repurchase agreements                     33,104      40,599
   Notes payable                              2,508       2,722
   Other                                        561       1,190
   Provision for losses                         400         209
                                           ---------   ---------
                                             54,346      53,412
                                           ---------   ---------

Net margin on mortgage assets                17,819       7,404

Gain on sale of mortgage assets, net of         201       2,663
associated costs
Other income                                    616         947
General and administrative expenses          (5,951)     (4,418)
                                           ---------   ---------

Net income                                   12,685       6,596
Dividends on preferred stock                 (2,193)          -
                                           =========   =========
Net income available to common
     shareholders                          $ 10,492    $  6,596
                                           =========   =========

Net income per common share                $   0.52    $   0.33
                                           =========   =========


Weighted average number of common shares
outstanding                               20,265,199  20,078,013
                                           =========   =========







See notes to unaudited consolidated
financial statements.

RESOURCE MORTGAGE CAPITAL,
INC.
CONSOLIDATED STATEMENT
OF SHAREHOLDERS' EQUITY
(amounts in thousands
except share data)

                                                     Net
                                                   unrealized
                        Preferred       Additional   gain
                          stock             paid-  (loss)on
                       Series Series Common  in    mortgage   Retained
                         A      B    stock capital investments deficit   Total
                       ------ ------ -----  ----- -----------  -----   -------

Balance at December
31, 1995              $35,460 $51,425 $202 $281,508 $(4,759) $(9,013) $ 354,823

Net income - three
  months ended             -      -     -         -       -   12,685     12,685
  March 31, 1996
Issuance of common
  stock                    -      -     1     1,997       -        -      1,998
Net change in
  unrealized gain
  (loss) on
  mortgage investments     -      -     -        -   18,374        -     18,374
Common dividends
  declared - $0.51
  per share                -      -     -        -        -   (10,352)  (10,352)
Preferred Series A
  dividends declared
  - $0.585 per share       -      -     -        -        -      (908)     (908)
Preferred Series B
  dividends declared
  - $0.585 per share       -      -     -        -        -    (1,285)   (1,285)
                       ------ ------ -----  ------   ------     ------    ------
Balance at March 31,
     1996            $35,460 $51,425 $203 $283,505  $13,615   $(8,873) $375,335
                      ======  ====== =====  ======   ======    ======    ======




See notes to unaudited consolidated financial statements.

RESOURCE MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

                                                  Three Months Ended
                                                       March 31,

                                                  1996        1995
                                                 ---------   --------
Operating activities:
  Net income available to common shareholders    $  10,492   $  6,596
  Adjustments to reconcile net income to net
     cash provided by operating activities:
   Amortization and depreciation                     5,124      2,578
   Net (increase) decrease in mortgage loans
       held in warehouse                          (142,194)   159,952
   Net increase in accrued interest, other
       assets and other liabilities                (44,104)   (16,102)
   Provision for losses                                400        209
   Net (gain) loss from sales of mortgage
       assets                                         (201)       901
   Other                                               -       (1,128)
                                                 ---------   --------
      Net cash (used for) provided by
          operating activities                    (170,483)   153,006
                                                 ---------   --------

Investing activities:
    Collateral for CMOs:
   Purchases of mortgage loans subsequently
     securitized                                 (608,084)   (164,746)
   Principal payments on collateral                67,116      51,101
   Net change in funds held by trustees             3,056      1,607
                                                 ---------   --------
                                                 (537,912)    (112,03)

  Purchase of mortgage securities                 (23,300)     (2,210)
  Principal payments on mortgage securities       115,511      48,620
  Proceeds from sales of mortgage securities            -     305,980
  Capital expenditures                             (1,122)        (59)
                                                 ---------   --------
      Net cash (used for) provided by
          investing activities                   (446,823)    240,293
                                                 ---------   --------

Financing activities:
  Collateralized mortgage obligations
   Proceeds from issuance of securities           587,347     162,055
   Principal payments on securities               (53,032)    (46,202)
                                                 ---------   --------
                                                  534,315     115,853

  Proceeds from (repayments of) borrowings, net    78,842    (512,772)
  Proceeds from issuance of common stock, net       1,998           -
  Dividends paid                                  (11,533)          -
                                                 ---------   --------
      Net cash provided by (used for)
          financing activities                    603,622    (396,919)
                                                 ---------   --------

Net decrease in cash                              (13,684)     (3,620)
Cash at beginning of period                        22,229       6,340
                                                 =========   ========
Cash at end of period                            $  8,545    $  2,720
                                                 =========   ========

Cash paid for interest                           $ 52,749    $ 52,697
                                                 =========   ========

See notes to unaudited consolidated financial statements.

RESOURCE MORTGAGE CAPITAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS March 31, 1996 (amounts in thousands except share data)

NOTE 1--BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Resource Mortgage Capital, Inc., its wholly owned subsidiaries, and certain other entities. As used herein, the "Company" refers to Resource Mortgage Capital, Inc. (RMC) and each of the entities that is consolidated with RMC for financial reporting purposes. A portion of the Company's mortgage operations are operated by taxable corporations that are consolidated with RMC for financial reporting purposes, but are not consolidated for income tax purposes. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The Consolidated Balance Sheet at March 31, 1996, the Consolidated Statements of Operations for the three months ended March 31, 1996 and 1995, the Consolidated Statement of Stockholders' Equity for the three months ended March 31, 1996, the Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995 and related notes to consolidated financial statements are unaudited. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1995.

Certain amounts for 1995 have been reclassified to conform with the presentation for 1996.


NOTE 2--NET INCOME PER COMMON SHARE

Net income per common share as shown on the consolidated statements of operations for the three months ended March 31, 1996 is primary net income per common share. Fully diluted net income per common share is not presented because the Series A and B Cumulative Convertible Preferred Stocks are anti-dilutive.

NOTE 3--AVAILABLE FOR SALE MORTGAGE INVESTMENTS

The following table summarizes the Company's amortized cost basis of collateral for CMOs and mortgage securities held at March 31, 1996, and the related average effective interest rates (calculated excluding unrealized gains and losses):


                                          Effective
                              Amortized    Interest
                                Cost         Rate
                              ---------   ----------

Collateral for CMOs           $1,553,015     8.7%

Allowance for losses              (2,200)
                              ---------
  Amortized cost, net         $1,550,815
                              =========

Mortgage securities:
  Adjustable-rate mortgage
     securities               $1,981,903     6.8%
  Fixed-rate mortgage
     securities                   42,182     9.7%
  Other mortgage securities       67,076    10.1%
                              ---------
                               2,091,161
  Allowance for losses            (5,694)
                              ---------
  Amortized cost, net         $2,085,467
                              =========


The Company has classified collateral for CMOs and all mortgage securities as available-for-sale. There were no mortgage investments sold during the three months ended March 31, 1996. The specific identification method is used to calculate the basis of mortgage investments sold. The following table presents the fair value of the Company's collateral for CMOs and mortgage securities held at March 31, 1996:

                        Collateral   Mortgage
                        for          securities
                         CMOs
                        --------     --------

Amortized cost, net     $1,550,815   $2,085,467
Gross unrealized
     gains                  27,239       23,966
Gross unrealized
     losses                 (1,883)     (35,707)
                        ----------     ---------
  Fair value             1,576,171   $2,073,726
                        ==========    ==========



NOTE 4--SUBSEQUENT EVENT

On May 13, 1996, the Company completed the sale of its single-family correspondent, wholesale, and servicing operations (collectively, the single-family mortgage operations) to Dominion Mortgage Services Inc. (Dominion), a wholly-owned subsidiary of Dominion Resources, Inc. The purchase price was $67.9 million for stock and assets of the single-family mortgage operations. The terms of the purchase included an initial cash payment of $20.4 million, with the remainder of the purchase price paid in annual installments of $9.5 million over the five year period beginning January 2, 1997, pursuant to a note agreement. The note bears interest at a rate of 6.50%. The terms of the sale generally prohibit the Company from acquiring single-family, residential mortgages through either correspondents or a wholesale network for a period of five years.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Resource Mortgage Capital, Inc. (the Company) originates, services, and securitizes residential mortgage loans (collectively, the mortgage operations) and invests in a portfolio of mortgage loans and securities. The Company's strategy is to use its mortgage operations to create investments for its portfolio. Currently, the Company's primary sources of mortgage originations include multi-family and manufactured housing loans. Prior to the sale of its single-family mortgage operations, which was effective as of May 13, 1996 as discussed below, the Company also originated and serviced single-family residential mortgage loans. The Company's principal sources of earnings are net interest income on its mortgage investment portfolio, and the interest spread realized while mortgage loans are being accumulated for securitization or sale. To a lesser extent, the Company's earnings also include gains from the securitization or sale of mortgage loans and investments.

The Company's earnings per common share for the three months ended March 31, 1996 were $0.52 per common share compared with $0.33 per common share for the three months ended March 31, 1995. This increase in earnings was the result of an improvement in the net interest margin on mortgage assets, principally due to the increasing net interest spread earned on adjustable-rate mortgage (ARM) securities as a result of the ARM securities being substantially fully-indexed for the quarter, and the favorable short-term interest rate environment which has reduced the Company's borrowing costs. The net interest spread earned on ARM securities increased to 1.18% for the quarter ended March 31, 1996 versus 0.02% for the same period in 1995. The net interest margin contribution from ARM securities increased to $6.8 million for the first three months of 1996 from $3.6 million for the first three months of 1995. The net interest margin was also positively impacted by the Company's strategy of securitizing its mortgage loan production into collateralized mortgage obligations (CMOs), as CMOs issued since March 31, 1995 have increased CMO net interest margin contribution to $5.7 million in the first quarter of 1996 versus $1.0 million for the same period in 1995.


Sale of Single-family Mortgage Operations On May 13, 1996, the Company completed the sale of its single-family correspondent, wholesale, and servicing operations (collectively, the single-family mortgage operations) to Dominion Mortgage Services Inc. (Dominion), a wholly-owned subsidiary of Dominion Resources, Inc. The purchase price was $67.9 million for the stock and assets of the single-family mortgage operations. The terms of the purchase included an initial cash payment of $20.4 million, with the remainder of the purchase price paid evenly over the next five years pursuant to a note. The terms of the sale generally prohibit the Company from acquiring single-family, residential mortgages through either correspondents or a wholesale network for a period of five years.


The discussion and analysis in "Results of Operations" and "Liquidity and Capital Resources" provides information that management believes to be relevant to an understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and the notes thereto.

Results of Operations

This section provides a discussion of the Company's results of operations for the three months ended March 31, 1996 and 1995. An overview of these results is initially presented, and is followed by more specific discussions related to mortgage investments and mortgage operations activities.

                                     Three Months Ended
                                         March 31,
                                   -----------------------
(amounts in thousands except per    1996            1995
     share information)            -------         -------


Net margin on mortgage assets      $17,819         $7,404
Net gain on sale of mortgage
     assets                            201          2,663
General and administrative
     expenses                        5,951          4,418
Net income                          12,685          6,596
Net income per common share           0.52           0.33

Principal balance of mortgage
  loans funded through mortgage
  operations                       358,913         237,119

  Dividends declared per share:
     Common                        $ 0.510         $ 0.360
     Series A Preferred              0.585               -

     Series B Preferred              0.585               -




Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995. The increase in the Company's earnings during the three months ended March 31, 1996 as compared to the prior year period is primarily the result of the increase in the net margin on mortgage assets offset in part by a decrease in the net gain on sale of mortgage assets and an increase in general and administrative expenses.

Net margin on mortgage assets increased 141% to $17.8 million for the three months ended March 31, 1996, from $7.4 million for the three months ended March 31, 1995. This increase resulted from an overall increase in the net interest spread on all interest-earning assets, as well as the increase in net interest margin contribution from CMOs issued in the last four quarters. The net interest spread on portfolio-related assets increased from 0.61% for the three months ended March 31, 1995 to 1.38% for the three months ended March 31, 1996. This increase is principally attributable to an increase in the net interest spread on ARM securities which increased from 0.02% at March 31, 1995 to 1.18% at March 31, 1996, as generally all ARM securities were fully-indexed for the three month period ended March 31, 1996. The net spread on CMOs also increased, from 1.21% at March 31, 1995 to 1.39% at March 31, 1996. The net interest spread on mortgage loans in warehouse increased from 0.29% at March 31, 1995 to 2.33% at March 31, 1996. The increase in the warehouse spread was the result of both a lower borrowing rate and a higher average coupon rate on the loans in warehouse in the first quarter of 1996 versus the same period in 1995.

The net gain on sale of mortgage assets decreased to $0.2 million for the three months ended March 31, 1996 from $2.7 million for the three months ended March 31, 1995. This decrease resulted primarily from the Company's issuance of CMOs which are accounted for as financing transactions versus pass-through securities which are accounted for as a sale. During the first quarter of 1995, the Company had gains on pass-through securitizations and sales of mortgage loans totaling $2.2 million. Additionally, during the first quarter of 1995, the Company sold capitalized servicing rights in the first quarter of 1995 for a net gain of $1.2 million. There were no such transactions in the first quarter of 1996.

General and administrative expenses increased 34.7% to $6.0 million for the three months ended March 31, 1996, from $4.4 million for the three months ended March 31, 1995, resulting from the Company's continued expansion of the single-family mortgage wholesale operations and the start up costs related to manufactured housing lending. During the first quarter of 1996, the Company opened three regional manufactured housing lending offices. General and administrative expenses are expected to decrease as a result of the sale of the single-family mortgage operations.

The  following   table   summarizes  the  average   balances  of  the  Company's
interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.


Average Balances and Effective Interest Rates

                              Three Months Ended March 31,
                            ----------------------------------
(amounts in thousands)           1996               1995
                            ---------------     --------------
                            Average Effective   Average Effective
                            Balance   Rate      Balance   Rate
                            --------  -----     ------   ------
  Interest-earning assets:(1)
    Collateral for CMOs(2) $1,079,600  8.70%  $  461,135   8.39%
    Adjustable-rate
     mortgage securities    1,987,569  6.83    2,169,935   6.37
    Fixed-rate mortgage
     securities                39,855  9.68      145,535   7.52
    Other mortgage
      securities               65,636 10.10       57,951  21.56
                              -------  ----        ------  ----
       Total portfolio-
          related assets    3,172,660  7.57    2,834,556   7.07

    Mortgage loans in
      warehouse               573,666  8.45       572,404  7.48
                              -------  ----        ------  ----

       Total interest-
          earning assets   $3,746,326  7.70%   $3,406,960  7.14%
                             ========  ====      =========  ====

 Interest-bearing
 liabilities:
    Portfolio-related
     liabilities:
      CMOs                    923,785  7.31%   $  460,134  7.18%

      Repurchase agreements:

       Adjustable-rate
          mortgage
           securities      $1,917,513  5.65     1,949,852  6.35
       Fixed-rate
          mortgage
           securities          25,528  5.77       134,188  5.40
       Other mortgage
           securities           7,382  5.74         6,236  6.35
                              -------  ----        ------  ----
           Total portfolio-
             related
             liabilities    2,874,208  6.19     2,550,410  6.46

    Warehouse-related
     liabilities:

      Repurchase agreements   362,231  6.13       453,132  7.06
      Notes payable            84,621  6.09        54,585  8.26
                               ------- ----        ------  ----

           Total warehouse-
            related
            liabilities       446,852  6.12       507,717  7.19
                              -------  ----        ------  ----

            Total interest-
             bearing
             liabilities   $3,321,060  6.18%   $3,058,127  6.58%
                             =======   ====        ======  ====

 Net interest spread  (3)              1.53%               0.56%
                                       ====                ====
 Net yield on average
 interest earning assets               2.23%               1.24%
                                       ====                ====
- ----------------

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $3,192 and $6,137 for the three months ended March 31, 1996 and March 31, 1995, respectively.
(3) Effective rates are calculated excluding "Provision for losses".

The increase in net interest spread for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 is principally due to the increased spread on ARM securities, CMOs and warehouse loans. The net interest spread on ARM securities increased 1.16%, from .02% at March 31, 1995 to 1.18% at March 31, 1996. ARM securities during the first quarter of 1996 were generally fully-indexed relative to their respective indices. At March 31, 1995, the ARM securities were "teased" approximately 1.90% on a weighted average basis. The ARM securities have become fully-indexed as short-term interest rates stabilized and then declined during the latter half of 1995 and through the first quarter of 1996. The net interest spread also increased as the Company has retained a greater portion of its loan production in the portfolio in the form of CMOs. As a result, the net interest spread on CMOs increased to 1.39% for the three months ended March 31, 1996 from 1.21% for the same period in 1995. The net interest spread also increased as a result of the more favorable short-term interest rate environment during the first quarter of 1996, which has reduced the Company's overall weighted average borrowing costs to 6.18% as of March 31, 1996 from 6.58% at March 31, 1995.

Mortgage Investments
The Company's investment strategy is to create a diversified portfolio of mortgage investments that in the aggregate generates stable income in a variety of interest rate and prepayment rate environments and preserves the capital base of the Company. The Company has pursued its strategy of concentrating on its mortgage operations to create investments with attractive yields. In many instances, the Company's investment strategy has involved not only the creation or acquisition of the asset, but also the related borrowing to finance a portion of that asset, such as CMO investments.

The net interest spread on portfolio-related assets has improved over last year as short-term interest rates have stabilized and declined. As a result of this declining short-term interest rate environment, the fair value of the Company's mortgage investments has also improved. The net unrealized gain on mortgage investments improved by $45.8 million in first quarter of 1996 compared to the first quarter 1995, and by $18.4 million compared to the fourth quarter of 1995. This increase in the portfolio's value is attributable principally to the increase in value of the Company's ARM securities and secondarily to the value of the CMOs added.


Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995. The net margin on the Company's portfolio of mortgage investments increased to
13.6 million for the first quarter of 1996 from $5.3 million for the first quarter of 1995. The increase in net margin on the Company's portfolio of mortgage investments is generally attributable to an increase in the net interest spread earned on such investments which increased from 0.61% for first quarter of 1995 to 1.38% for first quarter of 1996. Specifically, the spread on the Company's ARM securities increased from 0.02% for the three months ended March 31, 1995 to 1.18% for the three months ended March 31, 1996. The stabilizing and then declining interest rate environment experienced in the latter half of 1995 and through the first quarter of 1996 enabled the ARM securities to reset upwards and generally become fully-indexed. The decline in interest rates also resulted in lower short-term borrowing costs for the Company. In addition to increasing spreads on ARM securities, the spread on CMOs increased to 1.39% in the first quarter of 1996 from 1.21% in the first quarter of 1995. The increase in the net interest spread for CMOs resulted principally from higher rates on collateral for CMOs in the first quarter of 1996. Consistent with the Company's current securitization strategy, the average balance of collateral for CMOs also increased to $1.08 billion for the three months ended March 31, 1996 from $461.1 million for the three months ended March 31, 1995. This increase in collateral for CMOs, coupled with the increased coupon rates on the underlying mortgage loans, resulted in net margin contribution from CMOs of $5.7 million in the first quarter of 1996 versus $1.0 million for the first quarter of 1995. In addition, average capital invested in the mortgage investment portfolio in the first quarter of 1996 increased to $298 million from $284 million in the first quarter of 1995.

During the three months ended March 31, 1996, the Company had no sales of mortgage investments compared to $319.0 million for the three months ended March 31, 1995. Additionally, during the three months ended March 31, 1996, the Company added approximately $595 million of collateral for CMOs, with $582 million of associated borrowings, to its investment portfolio.

The Company uses various hedging instruments to limit its exposure to interest rate risk. The Company owns interest rate cap agreements which limit its exposure to the lifetime interest rate caps on its ARM securities. At March 31, 1996, the Company had purchased cap agreements with aggregate notional amounts of $1.6 billion. Pursuant to these agreements, the Company will receive additional cash flow should the related index increase above the specified contract rates. The amortization of the cost of the cap agreements will reduce interest income on ARM securities over the lives of the agreements. The expiration dates on these interest rate caps range from 1996 through 2003. The Company has also entered into various interest rate swap agreements to limit its exposure to changes in financing rates of the ARM securities. During 1995, the Company entered into a series of interest rate swap agreements which effectively caps the increase in borrowing costs in any six-month period to 1% for $1.0 billion notional amount of short-term borrowings. These interest rate swaps agreements expire in 2001. During 1995, the Company also entered into a 5 year amortizing $220 million notional interest rate swap agreement related to variable CMO classes. Under the terms of this agreement, the Company receives one-month LIBOR and pays 6.15%. This agreement expires in 2000. During the first quarter 1996, the Company entered into an interest rate swap agreement with a $410 million notional amount, that reduces the interest rate risk associated with certain Prime-based collateral for CMOs, securitized in the first quarter of 1996, financed with LIBOR-based debt. This agreement expires in 2003.

Mortgage Operations
The Company's mortgage operations have principally consisted of (i) the purchase or origination of single-family and multi-family loans through the wholesale and correspondent operations, (ii) the securitization of such mortgage loans, and
(iii) the servicing of mortgage loans where the Company has retained all or a portion of the credit risk. When a sufficient volume of mortgage loans is accumulated, the Company sells or securitizes these mortgage loans primarily through the issuance of CMOs or pass-through securities. During the accumulation period, the Company finances its funding of mortgage loans through warehouse lines of credit or through repurchase agreements.

The following table summarizes mortgage operations activity for the three months ended March 31, 1996 and 1995.

                                         Three Months Ended
                                             March 31,
(amounts in thousands)                   1996          1995
                                        -------      --------

Principal amount of loans funded
     through mortgage operations      $ 358,913     $ 237,119
Principal amount of loans  bulk
      purchased                         408,639             -
Principal amount securitized or sold     95,387       402,788
Gain on sale of mortgage assets
  (related to pass-through
  securitizations or whole loan sales)       -          2,176
Investments, including premiums and
  discounts, added to portfolio from
  securitization of mortgage loans,
  net of associated borrowings           21,481         4,840


Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995. The increase in the funding volume of mortgage loans for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is the result of an increased level of fundings through the correspondent and wholesale operations. Single-family originations totaled $348 million for the three months ended March 31, 1996 compared to $226 million for the three months ended March 31, 1995. These fundings increased as overall industry mortgage loan origination volume increased, due to interest rates being substantially below those experienced during the first quarter of 1995. Additionally, the Company more than doubled its origination activity in its wholesale operations, from $50 million of the quarter ended March 31, 1995 to $109 million for the quarter ended March 31, 1996. During the three months ended March 31, 1996, the Company also funded multi-family mortgage loans with an aggregate principal balance of $11.1 million, compared to $10.7 million in the first three months of 1995. As of March 31, 1996, the Company has $554.6 million in commitments to originate multi-family loans. Multi-family loans in warehouse totaled $18.9 million at March 31, 1996. There were no such loans in warehouse at March 31, 1995. The Company also purchased, on a bulk loan basis, $409 million of Prime-based, single-family loans during the first three months of 1996. There were no such bulk purchases during the three months ended March 31, 1995.

The Company continues to invest in building the infrastructure for its manufactured housing operations, and now has three regional offices to support origination and collection activities.

The gain on sale of mortgage assets decreased from prior year due to the Company's securitization strategy focusing on CMO structures versus the pass-through structures used in prior years. The CMO securitizations are recorded as financing transactions, and, as such, no gain is recognized at the time of issuance. Instead, income related to CMOs is recognized over time as part of net interest margin. The Company may also securitize its loan production as pass-through securities pursuant to a senior/subordinated structure, in which case a gain or loss is recognized at the time of issuance.

With the securitization structures, the Company may use overcollateralization, subordination, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing for credit enhancement. Regardless of the form of credit enhancement, the Company may retain a limited portion of the direct credit risk after securitization. This risk can include risk of loss related to hazards not covered under standard hazard insurance policies and credit risks on loans not covered by pool insurance. Such loss exposure is generally limited to an amount equal to a fixed percentage of the principal balance of the pool of mortgage loans at the time of securitization. The Company may also be contingently exposed to losses due to fraud during the origination of a mortgage loan if the originator of such mortgage loan defaults on its obligation to repurchase the loan. The Company has established discounts and reserve funds to cover these risks which totaled $3.3 million and $5.7 million, respectively, at March 31, 1996 compared to $3.6 and $6.2 million, respectively, at December 31, 1995.

With CMO structures, the Company also retains credit risk related to the amount of overcollateralization required in conjunction with the bond insurance. Losses are first applied to the overcollateralization amount, and any losses in excess of that amount would be borne by the bond insurer or the holders of the CMOs. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying single-family collateral. Such losses generally equal the excess of the principal amount outstanding, less any mortgage insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the mortgage loans relative to the yield on the CMOs. At March 31, 1996, the Company retained $55.5 million in principal amount of overcollateralization compared to $42.0 million at December 31, 1995. The reserves established for such exposure totaled $2.2 million at March 31, 1996 and $1.8 million at December 31, 1995.

The following table summarizes the mortgage loan delinquency information as a percentage of the total loan portfolio balance at March 31, 1996 compared to December 31, 1995. These amounts represent the collateral for CMOs where the Company has retained a portion of the credit risk.


(dollar amounts      ---------------------------------------------
in thousands)            March 31, 1996          December 31, 1995
                     ---------------------------------------------
                     Number                    Number
                       of    Dollar              of    Dollar
                     loans   amount Percent    loans   amount  Percent
                     =====  =======  ======    ======  ======= ======
Collateral
 principal balance   6,157 $1,237,149  100%     4,673 $ 700,125   100%
                     =====    ======= =====    ======  =======  =====
Delinquent loan
 principal balance

  60 to 90 days
     delinquent         62     10,014  0.81        87    14,846  2.12
  90 days and
  over delinquent
   (includes REO and
   foreclosures)       155     29,910  2.42       152    28,649  4.09
                     =====    =======  ======    ======  ======= =====
     Total             217   $ 39,924  3.23%      239   $43,495  6.21%
                     =====    =======  ======    ======  ======= =====


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

The Company borrows funds on a short-term basis to support the accumulation of mortgage loans prior to the sale of such mortgage loans or the issuance of mortgage securities. These short-term borrowings consist of the Company's warehouse lines of credit and repurchase agreements and are paid down as the Company securitizes or sells mortgage loans. The Company has credit facilities aggregating $200 million to finance mortgage loan fundings and for working capital purposes which expire in November 1996 and April 1998. One of these facilities includes several sublines aggregating $300 million to serve various purposes, such as multi-family loan fundings, working capital, bond calls and manufactured housing fundings, which may not, in the aggregate, exceed the overall facility commitment of $150 million at any time. The working capital subline can not exceed $30 million. The Company expects that these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal. The Company also finances a portion of its mortgage loans in warehouse with repurchase agreements on an uncommitted basis. As of March 31, 1996, the Company had outstanding obligations of $103.6 million under such repurchase agreements. The lines of credit contain certain financial covenants which the Company met as of March 31, 1996. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

The Company finances ARM securities and certain other mortgage assets through repurchase agreements. Repurchase agreements allow the Company to sell mortgage assets for cash together with a simultaneous agreement to repurchase the same mortgage assets on a specified date for a price which is equal to the original sales price plus an interest component. At March 31, 1996, the Company had outstanding obligations of $1.9 billion under such repurchase agreements, of which $1.86 billion, $37.9 million and $6.7 million were secured by ARM securities, fixed-rate mortgage securities and other mortgage securities, respectively. Increases in either short-term interest rates or long-term interest rates could negatively impact the valuation of these mortgage assets and may limit the Company's borrowing ability or cause various lenders to initiate margin calls. Additionally, certain of the Company's ARM securities are AAA or AA rated classes that are subordinate to related AAA rated classes from the same series of securities. Such AAA or AA rated classes have less liquidity than securities that are not subordinated, and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying mortgage loans. In instances of a downgrade of an insurer, or the deterioration of the credit quality of the underlying mortgage collateral, the Company may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses.

The Company may lengthen the duration of its repurchase agreements by entering into certain futures and/or option contracts. As of March 31, 1996, the Company had lengthened the duration of $1.3 billion of its repurchase agreements to three months by entering into certain futures and option contracts. Additionally, the Company owns approximately $217.9 million of its CMOs and has financed such CMOs with $202.9 million of short-term debt. For financial statement presentation purposes, the Company has classified the $202.9 million of short-term debt as CMOs outstanding.

A substantial portion of the assets of the Company are pledged to secure indebtedness incurred by the Company. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of the Company in the event of the Company's liquidation, except to the extent that the value of such assets exceeds the amount of the indebtedness they secure.

The Company issued two series of unsecured notes totaling $50 million in 1994. The proceeds from this issuance were used for general corporate purposes. The notes have an outstanding balance at March 31, 1996 of $47 million. The notes mature between 1999 and 2001. The note agreements contain certain financial covenants which the Company met as of March 31, 1996. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

Other Matters

The Company and its qualified REIT subsidiaries (collectively "Resource REIT") have elected to be treated as a real estate investment trust for federal income tax purposes. The REIT provisions of the Internal Revenue Code require Resource REIT to distribute to shareholders substantially all of its taxable income, thereby restricting its ability to retain earnings. The Company may issue additional common stock or other securities in the future in order to fund growth in its operations, growth in its portfolio of mortgage investments, or for other purposes. Resource REIT estimates that its taxable income for the three months ended March 31, 1996 was approximately $14.6 million. Taxable income differs from the financial statement net income which is determined in accordance with generally accepted accounting principles.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
           None


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




                                    RESOURCE MORTGAGE CAPITAL, INC.


                                    By: /s/ Thomas H. Potts
                                       Thomas H. Potts, President
                                       (authorized officer of registrant)





                                        /s/ Lynn K. Geurin
                                       Lynn K. Geurin, Executive Vice President
                                             and Chief Financial Officer
                                       (principal accounting officer)

    Dated:  May 15, 1996