Form 10-Q
period 1996-06-30
RESOURCE MORTGAGE CAPITAL INC/VA
filed 1996-08-14
CIK 826675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


      |X|  Quarterly   Report   Pursuant  to  Section  13  or  15(d)  of  the
                         Securities Exchange Act of 1934
                       For the quarter ended June 30, 1996

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

=============================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes [ ] No
=============================================================================
=============================================================================

=============================================================================
=============================================================================
On July 31, 1996, the registrant had 20,553,943 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.
=============================================================================

                    RESOURCE MORTGAGE CAPITAL, INC.
                               FORM 10-Q

                                 INDEX



                                                                            PAGE

PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheets at June 30, 1996 and
                December 31, 1995                                          3

                Consolidated Statements of Operations for the
                three and six months
                ended June 30, 1996 and 1995                               4

                Consolidated Statement of Shareholders' Equity for
                the six months ended June 30, 1996                         5

                Consolidated Statements of Cash Flows for
                the six months ended June 30, 1996 and 1995                6

                Notes to Unaudited Consolidated Financial
                Statements                                                 7

      Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of
                     Operations                                           11


PART II.   OTHER INFORMATION

      Item 1.Legal
      Proceedings                                                         28

      Item 2.Changes in
      Securities                                                          28

      Item 3.  Defaults Upon Senior
      Securities                                                          28

      Item 4.  Submission
      of Matters to a Vote of Security Holders                            28

      Item 5. Other Information                                           28

      Item 6.  Exhibits and Reports on Form 8-K                           28



      SIGNATURES                                                          29

===================================================================
PART I.  FINANCIAL INFORMATION
===================================================================
Item 1.  Financial Statements

RESOURCE MORTGAGE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

                                                        December
                                         June 30,          31,
                                           1996           1995
                                       -----------    ------------
ASSETS
Investments:
  Mortgage investments:
    Collateral for CMOs                $ 2,005,679    $ 1,028,935
    Mortgage securities                  1,965,785      2,149,416
  Loans in warehouse                      132,421         247,633
  Note receivable                          47,696               -
                                       -----------    ------------
                                         4,151,581      3,425,984

Cash                                       20,901          22,229
Accrued interest receivable                12,999          14,851
Other assets                               35,058          26,974
                                       -----------    ------------
                                       $ 4,220,539    $ 3,490,038
                                       ===========    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Collateralized mortgage                $ 1,858,985    $   949,139
obligations
Repurchase agreements                    1,824,733      1,983,358
Notes payable                              77,312         154,041
Accrued interest payable                    4,797           5,278
Other liabilities                          36,715          43,399
                                       -----------    ------------
                                         3,802,542      3,135,215
                                       -----------    ------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per
share,
  50,000,000 shares
  authorized:
    9.75% Cumulative Convertible
    Series A 1,552,500 issued and
        outstanding
       ($37,260 aggregate liquidation      35,460          35,460
          preference)

    9.55% Cumulative Convertible
    Series B 2,196,824 issued and
          outstanding
       ($53,822 aggregate liquidation      51,425          51,425
          preference)
Common stock, par value $.01 per
share, 50,000,000 shares authorized,
  20,421,567 and 20,198,654
  issued and outstanding,                     204             202
  respectively
Additional paid-in capital                286,005         281,508
Net unrealized gain (loss) on              41,173         (4,759)
mortgage investments
Retained earnings (deficit)                 3,730         (9,013)
                                       -----------    ------------
                                          417,997         354,823
                                       -----------    ------------
                                       $ 4,220,539    $ 3,490,038
                                       ===========    ============

See notes to unaudited consolidated financial statements.

RESOURCE MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)


                                Three Months            Six Months
                                   Ended                  Ended
                                  June 30,               June 30,
                              1996       1995         1996       1995
                           ----------  ---------  ----------- ----------
Interest income:
  Collateral for CMOs      $  32,133   $ 13,347   $   55,643  $  23,020
  Mortgage securities         35,419     40,175       71,956     80,584
  Loans in warehouse          10,362      7,801       22,480     18,536
  Note receivable                412          -          412          -
                           ----------  ---------  ----------- ----------
                              78,326     61,323      150,491    122,140
                           ----------  ---------  ----------- ----------

Interest and related
     expense:
  Collateralized mortgage     26,306     11,811       44,079     20,505
     obligations
  Repurchase                  29,856     35,712       62,960     76,311
     agreements
  Notes payable                2,338      3,131        4,845      5,852
  Other                        1,134      1,201        1,696      2,391
  Provision for losses           400        253          800        462
                           ----------  ---------  ----------- ----------
                              60,034     52,108      114,380    105,521
                           ----------  ---------  ----------- ----------

Net interest margin           18,292      9,215       36,111     16,619

Gain on sale of               18,899          -       18,899          -
     single-family operations
Gain (loss) on sale of
     mortgage                 (6,396)      2,187      (6,196)      4,850
     investments, net of
     associated costs
Other income                     407        972        1,023      1,919
General and                   (5,305)    (4,333)     (11,255)    (8,751)
     administrative expenses
                           ==========  =========  =========== ==========
Net income                 $  25,897   $  8,041   $   38,582  $  14,637
                           ==========  =========  =========== ==========

Net income                    25,897      8,041       38,582     14,637
Dividends on
  preferred stock             (2,193)          -      (4,386)        -
                           ==========  =========  =========== ==========
Net income available to
common shareholders        $  23,704   $  8,041   $   34,196  $  14,637
                           ==========  =========  =========== ==========

Per common share:
    Primary                $    1.16   $   0.40   $     1.68  $    0.73
                           ==========  =========  =========== ==========

    Fully diluted          $    1.07   $   0.40   $     1.60  $    0.73
                           ==========  =========  =========== ==========


See notes to unaudited consolidated financial statements.

RESOURCE MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(amounts in thousands except share data)



                                                       Net
                        Preferred                   unrealized
                          stock           Additional gain(loss) Retained
                      Series Series Common paid-in on mortgage  earnings
                         A      B    stock capital investments  (deficit) Total
                       ------ ------ -----  -----    -------      ----- -------

Balance at December
     31, 1995        $35,460 $51,425 $202  $281,508 $(4,759)  $(9,013) $354,823

Net income - six
  months ended
  June 30, 1996            -      -     -        -        -    38,582    38,582
Issuance of common
  stock                    -      -     2    4,497        -      -        4,499
Net change in
  unrealized gain
  (loss) on
  mortgage investments     -      -     -       -    45,932      -       45,932
Common dividends
  declared - $1.06
  per  share               -      -     -       -         -   (21,453)  (21,453)
Preferred Series A
  dividends declared
  - $1.17 per share        -      -     -       -        -     (1,816)   (1,816)
Preferred Series B
  dividends declared
  - $1.17 per share        -      -     -       -        -     (2,570)   (2,570)
                       ------ -------- ------ ------- -----   ------      ------

Balance at June 30,
     1996            $35,460 $51,425 $204  $286,005  $41,173   $3,730  $417,997
                    ======== ======= =====  =======   ======   ======   ======




See notes to unaudited consolidated financial statements.

RESOURCE MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

                                                  Six Months Ended
                                                       June 30,
                                                    1996        1995
                                                  ---------   --------
Operating activities:
  Net income available to common shareholders    $ 34,196    $14,637

  Adjustments to reconcile net income to net
          cash provided by operating activities:
   Provision for losses                              800         462
   Net (gain) loss from sales of mortgage          6,196        (739)
          assets
   Gain on sale of single-family operations      (18,899)         -
   Amortization and depreciation                  11,694       5,091
   Net decrease in loans held in warehouse        93,943     322,174
   Net decrease in accrued interest, other
          assets and other liabilities            36,113      63,389
   Other                                             244      (3,101)
                                                 ---------   --------
      Net cash provided by operating activities  164,287     401,913
                                                 ---------   --------

Investing activities:
    Collateral for CMOs:
   Fundings of loans subsequently securitized (1,176,393)  (540,156)
   Principal payments on collateral              204,773     97,280
   Net change in funds held by trustees            3,056      1,488
                                                 ---------   --------
                                                (968,564)   (441,388)

  Purchase of mortgage securities                (44,670)   (165,874)
  Principal payments on mortgage securities      211,666      96,324
  Proceeds from sales of mortgage securities      22,522     507,302
  Proceeds from sale of single-family             20,413          -
          operations
  Capital  expenditures                           (1,536)       (147)
                                                 ---------   --------
      Net cash used for investing activities     (760,169)    (3,783)
                                                 ---------   --------

Financing activities:
  Collateralized mortgage obligations:
   Proceeds from issuance of securities         1,035,832    419,993
   Principal payments on securities              (186,345)   (96,507)
                                                 ---------   --------
                                                  849,487    323,486

  Repayments of borrowings, net                  (235,354)  (749,185)
  Proceeds from issuance of common stock, net       4,499     31,669
  Dividends paid                                  (24,078)    (7,227)
                                                 ---------   --------
      Net cash provided by (used for)
          financing activities                    594,554   (401,257)
                                                 ---------   --------

Net decrease in cash                               (1,328)    (3,127)
Cash at beginning of period                        22,229      6,340
                                                 =========   ========
Cash at end of period                           $  20,901   $  3,213
                                                 =========   ========

Cash paid for interest                          $ 110,156   $106,920
                                                 =========   ========

See notes to unaudited consolidated financial statements.

RESOURCE MORTGAGE CAPITAL, INC.
NOTES TO UNAUDITED  CONSOLIDATED  FINANCIAL STATEMENTS
June 30, 1996
(amounts in thousands except share data)

NOTE 1--BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Resource Mortgage Capital, Inc., its wholly owned subsidiaries, and certain other entities. As used herein, the "Company" refers to Resource Mortgage Capital, Inc. (RMC) and each of the entities that is consolidated with RMC for financial reporting purposes. A portion of the Company's operations are operated by taxable corporations that are consolidated with RMC for financial reporting purposes, but are not consolidated for income tax purposes. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The Consolidated Balance Sheet at June 30, 1996, the Consolidated Statements of Operations for the three and six months ended June 30, 1996 and 1995, the Consolidated Statement of Stockholders' Equity for the six months ended June 30, 1996, the Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995 and related notes to consolidated financial statements are unaudited. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1995.

Certain amounts for 1995 have been reclassified to conform with the presentation for 1996.

NOTE 2--NET INCOME PER COMMON SHARE

Net income per common share as shown on the consolidated statements of operations for the three and six months ended June 30, 1996 is presented on both a primary net income per common share and fully diluted net income per common share basis. Fully diluted net income per common share is computed by dividing net income applicable to common stock by the average number of shares of common stock and common stock equivalents outstanding for items that are dilutive. The average number of shares is increased by the assumed conversion of convertible items, but only if dilutive. For the three and six months ended June 30, 1996 the Company's Series A and B Cumulative Convertible Preferred Stocks were dilutive. Series A and Series B Preferred Stock are convertible to shares of common stock on a one-for-one basis. The following table summarizes the average number of shares of common stock and equivalents used to compute primary and fully diluted net income per common share for the three and six months ended June 30, 1996 and 1995:


- --------------------------------------------------------------------
                        Three months ended      Six months ended
                             June 30,               June 30,
                         1996         1995      1996        1995
                      ------------ ---------------------  ----------

    Primary           20,379,424   20,105,209 20,322,312  20,091,686

    Fully diluted     24,128,748   20,105,209 24,071,636  20,091,686

- --------------------------------------------------------------------


NOTE 3--AVAILABLE FOR SALE MORTGAGE INVESTMENTS

The following table summarizes the Company's amortized cost basis of collateral for CMOs and mortgage securities held at June 30, 1996 and December 31, 1995, and the related average effective interest rates (calculated excluding unrealized gains and losses) for the month ended June 30, 1996 and December 31, 1995:


- -----------------------------------------------------------------------
                             June 30, 1996        December 31, 1995
- -----------------------------------------------------------------------

                          Amortized  Effective  Amortized    Effective
                            Cost     Interest     Cost       Interest
                                       Rate                    Rate
- ------------------------------------------------------------------------

Collateral for CMOs      $ 1,982,699    8.1%   $ 1,012,399      8.4%
Allowance for losses     $   (30,152)               (1,800)
- ------------------------------------------------------------------------
  Amortized cost, net    $ 1,952,547           $ 1,010,599
- ------------------------------------------------------------------------

Mortgage securities:
  Adjustable-rate        $ 1,894,242    6.7%   $ 2,087,435      7.0%
   mortgage securities
  Fixed-rate mortgage        39,396    10.9%        35,074     10.6%
   securities
  Other mortgage             51,451     8.8%        56,190      8.8%
   securities
- ------------------------------------------------------------------------
                          1,985,089             2,178,699
  Allowance for losses       (7,345)               (6,188)
- ------------------------------------------------------------------------
  Amortized cost, net   $ 1,977,744           $ 2,172,511
- ------------------------------------------------------------------------

The Company has classified collateral for CMOs and all mortgage securities as available-for-sale. Other mortgage securities with an aggregate principal balance of $26,715 were sold during the three and six months ended June 30, 1996 for an aggregate net loss of $4,747. The specific identification method is used to calculate the basis of mortgage investments sold. In addition, the Company reduced the basis in certain other mortgage securities as expectations of future prepayment rates would result in the Company receiving less cash than its current basis in those investments. The adjustment recorded was $1,043 and is included in loss on sale of mortgage investments in the accompanying financial statements.

The following table presents the fair value of the Company's collateral for CMOs and mortgage securities held at June 30, 1996 and December 31, 1995:

- ---------------------------------------------------------------
                       June 30, 1996       December 31, 1995
- ---------------------------------------------------------------

                    Collateral Mortgage  Collateral  Mortgage
                     for CMOs securities  for CMOs  securities
- ---------------------------------------------------------------

Amortized cost,   $1,952,547 $1,977,744  $1,010,599 $2,172,511
     net
Gross unrealized      55,454     22,985      20,208     22,488
     gains
Gross unrealized      (2,322)   (34,944)     (1,872)   (45,583)
     losses
- ---------------------------------------------------------------
  Fair value     $ 2,005,679 $1,965,785 $ 1,028,935 $ 2,149,416
- ---------------------------------------------------------------



NOTE 4--SALE OF SINGLE-FAMILY OPERATIONS

On May 13, 1996, the Company sold its single-family correspondent, wholesale, and servicing operations (collectively, the single-family mortgage operations) to Dominion Mortgage Services, Inc. (Dominion), a wholly-owned subsidiary of Dominion Resources, Inc. (NYSE: D) The purchase price was $68 million for stock and assets of the single-family mortgage operations. The terms of the purchase included an initial cash payment of $20.4 million, with the remainder of the purchase price paid in five annual installments of $9.5 million beginning January 2, 1997, pursuant to a note agreement. The note bears interest at a rate of 6.50%. The terms of the sale generally prohibit the Company from acquiring single-family, residential mortgages through either correspondents or a wholesale network for a period of five years. As a result of the sale, the Company recorded a net gain of $18.9 million. Such amount is net of various reserves for contingent liabilities related to the sale of the operations and includes a provision of $29.7 million for possible losses on single-family loans where the Company, which performed the servicing of such loans prior to the sale, has retained a portion of the credit risk on these loans.

NOTE 5--ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

In January 1996, the Company adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS No. 123). FAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. FAS No. 123 permits entities to expense an estimated fair value of employee stock options or to continue to measure compensation cost for these plans using the intrinsic value accounting method contained in APB Opinion No. 25. As the Company issues only stock appreciation rights pursuant to various stock incentive plans which are currently paid in cash, the impact of adopting FAS No. 123 did not result in a material change to the Company's financial position or results of operations.

In June 1996,  the Financial  Accounting  Standards  Board (FASB) issued FAS No.
125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". FAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control of the respective assets and liabilities. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. FAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The impact of this statement on the Company's financial position and results of operations has not been determined, but is not expected to be material.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

Summary

Resource Mortgage Capital, Inc. (the Company) is a mortgage and consumer finance company which uses its production operations to create investments for its portfolio. Currently, the Company's primary production operations include the origination of loans secured by manufactured housing and the origination of mortgage loans secured by multi-family properties. The Company will generally securitize loans funded as collateral for collateralized mortgage obligations
(CMOs) or mortgage-backed securities to limit its credit risk and provide long-term financing for its portfolio. The majority of the Company's current investment portfolio is comprised of loans or securities that have coupon rates which adjust over time (subject to certain limitations) in conjunction with changes in short-term interest rates. The Company intends to expand its production sources in the future to include other financial products, such as commercial mortgage loans.

On May 13, 1996, the Company completed the sale of its single-family mortgage operations to Dominion Mortgage Services, Inc. (Dominion), a wholly-owned subsidiary of Dominion Resources, Inc., for approximately $68 million. Included in the single-family mortgage operations were the Company's single-family correspondent, wholesale, and servicing operations. The sale resulted in a gain of $18.9 million for the quarter, which was net of various reserves for contingent liabilities related to the single-family mortgage operations including a provision of $29.7 million for possible losses on single-family loans where the Company has retained a portion of the credit risk and where prior to the sale the Company had serviced such single-family loans.

The Company's principle sources of earnings are net interest income on its investment portfolio and loans in warehouse. The Company's investment portfolio consists principally of adjustable-rate mortgage (ARM) securities and collateral for CMOs. The Company funds its production and its portfolio investments with both borrowings and cash raised from the issuance of equity capital. For the portion of loans in warehouse and portfolio investments funded with borrowings, the Company generates net interest income to the extent that there is a positive spread between the yield on the earning assets and the cost of borrowed funds. For that portion of the balance sheet that is funded with equity capital, net interest income is primarily a function of the yield generated from the interest earning asset. The cost of the Company's borrowings may be increased or decreased by interest rate swap, cap, or floor agreements.

Generally, during a period of rising interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the ARM securities and collateral for CMOs and (ii) the fact that the resets on the ARM loans are limited to generally 1% every six months, while the associated borrowings have no such limitation. As interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates; this increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates is temporary. The net interest spread may also be increased or decreased by the cost or proceeds of the interest rate swap, cap or floor agreements.

The Company seeks to generate growth in earnings and dividends per share in a variety of ways, including (i) adding investments to its portfolio when opportunities in the market are favorable, (ii) developing production capabilities to originate and acquire financial assets in order to create investments for the portfolio at a lower effective cost then if such assets were purchased and (iii) increasing the efficiency with which the Company utilizes its equity capital over time.

The Company elects to be taxed as a real estate investment trust (a REIT) and, as a result, is required to distribute substantially all of its earnings annually to its shareholders. In order to grow its equity base, the Company may issue additional preferred or common stock. Management strives to issue such additional shares when it believes existing shareholders are likely to benefit from such offerings through higher earnings and dividends per share than as compared to the level of earnings and dividends the Company would likely generate without such offerings.

On July 30, 1996, the Company's Board of Directors approved the acquisition of Multi-Family Capital Markets, Inc., which specializes in the sourcing, underwriting and closing of multi-family loans secured by first liens on apartment properties that have qualified for low income housing tax credits. The Company believes that this acquisition will complement its current strategy of expanding its multi-family lending business and improving its competitive position in the marketplace for such loans. The transaction is expected to close during the third quarter of 1996 and is contingent on the Company's due diligence, the negotiation and execution of a definitive purchase and sale agreement and other matters. There can be no assurance that the transaction will be consummated.


                       RESULTS OF OPERATIONS

- ---------------------------------------------------------------------
                              Three Months Ended   Six Months Ended
                                   June 30,            June 30,
                              ------------------- -------------------
(amounts in thousands except    1996      1995     1996      1995
per share information)
                              --------- --------- -------- ----------

Net interest margin           $ 18,292  $  9,215  $36,111   $ 16,619
Gain on sale of
     single-family operations   18,899         -   18,899          -
Gain (loss) on sale of
     mortgage investments, net  (6,396)     2,187  (6,196)     4,850
General and administrative
     expenses                    5,305     4,333   11,255      8,751
Net income                      25,897     8,041   38,582     14,637
Primary net income per
     common share                 1.16      0.40     1.68       0.73
Fully diluted net income per
     common share                 1.07      0.40     1.60       0.73

Principal balance of
  mortgage loans funded
  through mortgage operations  233,618   197,516  592,531    434,636

  Dividends declared per share:
     Common                    $ 0.550    $ 0.40    $ 1.06    $ 0.76
     Series A Preferred          0.585         -      1.17         -
     Series B Preferred          0.585         -      1.17         -
- ---------------------------------------------------------------------


Three Months and Six Months Ended June 30, 1996 Compared to Three Months and Six Months Ended June 30, 1995. The increase in the Company's earnings during the three and six months ended June 30, 1996 as compared to the same period in 1995 is primarily the result of the increase in net interest margin and the gain on the sale of the single-family operations, offset by the loss of the sale of certain mortgage investments and an increase in general and administrative expenses.

Net interest margin for the six months ended June 30, 1996 increased to $36.1 million, or 117%, over the $16.6 million for the same period for 1995. This increase was a result of an overall increase in the net interest spread on all interest-earning assets, as well as the increased contribution from CMOs issued. The net interest spread increased to 160 basis points for the six months ended June 30, 1996 versus 78 basis points for the six months ended June 30, 1995. The net interest spread on portfolio-related assets increased to 151 basis points from 77 basis points. The increase in the net interest spreads is generally attributable to the ARM securities upward rate resets, such that these securities were generally fully-indexed for the first six months of 1996, and the more favorable interest rate environment on borrowings related to the ARM securities and CMOs.

The gain on the sale of single-family operations is a one-time gain related to the sale of the Company's single-family correspondent, wholesale and servicing business. The net loss on sale of mortgage investments for the six months ended June 30, 1996 consists primarily of the loss from the sale of certain underperforming securities in the Company's investment portfolio. The net loss on sale of mortgage investments also includes a reduction in the carrying value of certain other mortgage securities as expectations of future prepayment rates would result in the Company receiving less cash than its current basis in those investments. For the six months ended June 30, 1995, the gain on sale of mortgage investments includes gains of $2.9 million related to securitizations and whole loan sales of single-family loans, $1.2 million from the sale of servicing and $0.7 million related to the sale of investments.

General and administrative expenses increased $2.5 million or 28.6%, to $11.3 million for the six months ended June 30, 1996, as the Company continues to build its infrastructure for its manufactured housing operations. General and administrative expenses also increased as the Company continued expansion of its wholesale origination capabilities for its single-family operations prior to the sale. General and administrative expenses are expected to decline for the balance of the year due to the sale of the Company's single-family production operations.

The  following   table   summarize   the  average   balances  of  the  Company's
interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.


           Average Balances and Effective Interest Rates

- -------------------------------------------------------------------------
                     Three Months Ended June 30,              Six Months Ended June 30,
                       ----------------------------           ----------------------
(amounts in thousands)     1996              1995             1996               1995
                       ------------     ------------     ---------------       ---------
                     Average Effective Average Effective Average Effective Average Effective
                     Balance  Rate     Balance    Rate   Balance   Rate    Balance   Rate
                       ------------      ------------      -------------     -----------
  Interest-earning
  assets : (1)
    Collateral for
      CMOs (2)      $1,594,875 8.06%  $611,474   8.73% $1,337,237 8.32%    $536,305  8.58%
    Adjustable-rate  1,921,917 6.72  2,075,575   6.89   1,954,743 6.77    2,122,755  6.63
 mortgage securities
    Fixed-rate
 mortgage securities   41,986 12.37    101,887   8.29      40,921 11.06     123,711  7.84
    Other mortgage
     securities        74,161  9.84     58,148  15.80      69,899  9.96     58,050  18.67
    Note receivable    25,333  6.50       -     -          12,667  6.50       -       -
                      ------- -----   ------ ----          -----   ------      ------ ---
   Total             3,658,272 7.43   2,847,084  7.52  3,415,467   7.50    2,840,821 7.29
   portfolio-related
   assets

    Loans in          506,576 8.18      334,279  9.34    540,121  8.32       434,529  8.07
     warehouse

   Total
   interest-earning
   assets         $ 4,164,848 7.52%   3,181,363 7.71%  3,955,588 7.61%     3,275,350 7.40%


 Interest-bearing
 liabilities:
    Portfolio-related
     liabilities:

      CMOs         $1,513,078 6.71%    $596,447 7.40% $1,270,825 6.65%     $528,290  7.30%

 Repurchase
  agreements:

 Adjustable-rate    1,821,868 5.43    1,920,323 6.41  1,869,691  5.54     1,935,088  6.38
  mortgage securities
 Fixed-rate            36,306 5.69       92,623 5.51     30,917  5.72       113,406  5.44
  mortgage securities
 Other                  8,970 5.71        5,161 6.43      8,176  5.72         5,699  6.39
  mortgage securities

                      ------------  -----------  ----------- ------ ---
   Total            3,380,222 6.01    2,614,554 6.59  3,179,609  5.99      2,582,483 6.52
    portfolio-related
    liabilities

    Warehouse-related
 liabilities:

  Repurchase          303,657 6.49      200,882 7.26    333,173  6.31      312,828   7.11
   agreements
  Notes payable        51,897 5.44       90,619 8.02     68,030  5.78       72,602   8.11


    Total             355,554 6.33      291,501 7.49    401,203  6.22      385,430   7.30
     warehouse-related
     liabilities


    Total
     interest-bearing
     liabilities  $ 3,735,776 6.04%  $2,906,055 6.68% $3,580,812 6.01%   2,967,913   6.62%

 Net interest spread
  on portfolio-related
  assets                      1.42%             0.93%            1.51%               0.77%


 Total net interest           1.48%             1.03%            1.60%               0.78%
  spread

 Net yield on average         2.11%             1.61%            2.16%               1.39%
  interest earning
  assets
 ------------------------------------------------------------------------

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $ 3,262 and $2,906 for the three months ended June 30, 1996 and June 30, 1995, respectively, and $3,215 and $4,522 for the six months ended June 30, 1996 and June 30, 1995, respectively. Effective rates are calculated excluding non-interest related CMO expenses.

The increase in net interest spread for both the three and six months ended June 30, 1996 relative to the same periods in 1995 is primarily the result of the increase in the spread on the ARM securities. The net interest spread on ARM securities increased 98 basis points, from 25 basis points at June 30, 1995 to 123 basis points at June 30, 1996. ARM securities during the first six months of 1996 were generally fully-indexed relative to their respective indices. At June 30, 1995, the ARM securities were "teased" approximately 115 basis points on a weighted average basis. The ARM securities have become fully-indexed as short-term interest rates stabilized and then declined during the latter half of 1995 and through the first quarter of 1996. The net interest spread also temporarily benefited as a result of the declining short-term interest rate environment during the first six months of 1996, which had the impact of reducing the Company's borrowing costs faster than it reduced the yields on the Company's interest earning assets. The Company's overall weighted average borrowing costs decreased to 6.01% for the six months ended June 30, 1996 from 6.62% for the six months ended June 30, 1995, while the overall yield on interest-earning assets increased to 7.61% from 7.40%.

                         PORTFOLIO RESULTS

The Company's investment strategy is to create a diversified portfolio of securities that in the aggregate generate stable income in a variety of interest rate and prepayment rate environments and preserve the capital base of the Company. The Company has pursued its strategy of concentrating on its production activities to create investments with attractive yields. In many instances, the Company's investment strategy has involved not only the creation or acquisition of the asset, but also the related long-term, non-recourse borrowings such as through the issuance of CMOs.

Interest Income and Interest Earning Assets

The Company's average interest earning assets were $3.96 billion during the six months ended June 30, 1996, an increase of 21% from $3.28 billion of average interest earning assets during the same period of 1995. This growth was due to the investment of proceeds from the preferred stock issuance in the second half of 1995. Total interest income rose 23%, from $122.1 million during the six months ended June 30, 1995 to $150.5 million during the same period of 1996. Overall, the yield on interest earning assets rose to 7.61% for the six months ended June 30, 1996 from 7.40% for the six months ended June 30, 1995 as the yields on the Company's ARM securities increased and its investment in higher yielding collateral for CMOs continued to grow. On a quarter to quarter basis, average interest earning assets for the quarter ended March 31, 1996 were $3.75 billion versus $4.16 billion for the quarter ended June 30, 1996. As indicated in the table below, average yields for these periods were 7.70% and 7.52%, respectively, which were 2.36 % and 1.88% higher than the average daily six month LIBOR interest rate during those periods. The majority of the ARM loans underlying the Company's ARM securities and collateral for CMOs are indexed to and reset based upon the level of the London InterBank Offered Rate (LIBOR) for six month deposits (six-month LIBOR). The average asset yield declined in the second quarter 1996 despite the increase in the daily average six-month LIBOR rate, as the majority of the ARM loans underlying the Company's ARM securities and CMO securities reset generally every six months and on a one-to-two month lag. As the six-month LIBOR daily average declined in the first quarter of 1996 to 5.34% versus 5.75% for the fourth quarter of 1995, the majority of the Company's ARM securities and collateral for CMOs was resetting down in the second quarter of 1996, even though six-month LIBOR was trending up. The Company expects the yield on the ARM loans underlying it ARM securities and collateral for CMOs to trend upward by the end of the third quarter.


                        Earning Asset Yield
                          ($ in millions)

- ---------------------------------------------------------------
             Average                        Daily     Asset
             Interest            Average    Average   Yield
             Earning    Interest Asset      Six       versus
              Assets    Income    Yield     Month      Six
                                            LIBOR     Month
                                                      LIBOR
- ---------------------------------------------------------------
1995
Quarter 1    $ 3,406.9 $ 60.8     7.14%       6.60%    0.54%
1995,
Quarter 2      3,181.4   61.3     7.71%       6.14%    1.57%
1995,
Quarter 3      3,450.4   66.1     7.66%       5.89%    1.77%
1995,
Quarter 4      3,360.8   64.5     7.67%       5.75%    1.92%
1996,
Quarter 1      3,746.3   72.1     7.70%       5.34%    2.36%
1996,
Quarter 2      4,164.8   78.3     7.52%       5.64%    1.88%
- ---------------------------------------------------------------


The average asset yield is reduced for the amortization of premium on the Company's investment portfolio. By creating its investments through its production operations, the Company believes that premium amounts are less than if the investments were acquired in the market. As indicated in the table below, premiums on the Company's ARM securities, fixed-rate securities and collateral for CMOs at June 30, 1996 approximate 1.57% of the aggregate investment portfolio balance. The mortgage principal repayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was 28% for the three months ended June 30, 1996. The Company expects that the CPR rate will decline for the balance of the year given the current interest rate environment. CPR stands for "constant prepayment rate" and is a measure of the annual prepayment rate on a pool of loans.


                  Premium Basis and Amortization
                          ($ in millions)

- ---------------------------------------------------------------
                                                      Ending
                                          CPR         Investment
               Net       Amortization  Annualized     Principal
             Premium       Expense        Rate        Balance
            (Discount)
- ---------------------------------------------------------------
1995,
Quarter 1       26.6         1.0          (1)  $    $ 2,454.2
1995,
Quarter 2       23.7         1.6          (1)         2,432.5
1995,
Quarter 3       35.3         2.5          (1)         2,705.0
1995,
Quarter 4       39.3         2.8          (1)         2,772.9
1996,
Quarter 1       49.3         3.2          30%         3,214.4
1996,
Quarter 2       56.0         4.0          28%         3,557.7
- ---------------------------------------------------------------
(1)   CPR rates were not available for those periods.


Interest Expense and Cost of Funds

The Company's largest expense is the interest cost on borrowed funds. Funds to finance the investment portfolio are borrowed in the form of repurchase agreements or CMOs, both of which are primarily indexed to LIBOR, principally one-month LIBOR. For the six month period ended June 30, 1996 as compared to the same period in 1995, interest expense increased to $107.7 million from $98.8 million while the average cost of funds decreased to 6.01% for the six month period ended June 30, 1996 compared to 6.62% for the six month period ended June 30, 1995. The Company's cost of funds rose in conjunction with the increase in the one-month LIBOR rate through the second quarter of 1995, and then began to decline correspondingly with the decline in interest rates. The Company may use interest rate swaps, caps and financial futures to manage its interest rate risk. The net costs during the related period of these instruments are included in the cost of funds table below.


                           Cost of Funds
                          ($ in millions)

- ----------------------------------------------------
              Average     GAAP      Cost   Average
              Borrowed    Interest  of     One-month
                Funds     Expense   Funds   LIBOR
                             (a)
- ----------------------------------------------------
1995,
Quarter 1    $ 3,058.1    $ 50.3   6.58%     6.06%
1995,
Quarter 2      2,906.1      48.5   6.68%     6.08%
1995,
Quarter 3      3,159.7      51.0   6.46%     5.88%
1995,
Quarter 4      3,025.3      47.6   6.30%     5.86%
1996,
Quarter 1      3,425.8      51.3   5.99%     5.43%
1996,
Quarter 2      3,735.8      56.4   6.04%     5.45%
- ----------------------------------------------------

(a) Excludes non-interest CMO-related expenses and interest on non-portfolio related notes payable


Interest Rate Agreements

As part of its asset/liability management process, the Company enters into interest rate agreements such as interest rate caps and swaps and financial futures contracts ("hedges"). These agreements are used to reduce interest rate risk which arise from the lifetime yield caps on the ARM securities, the mismatched repricing of portfolio investments versus borrowed funds, and finally, assets repricing on indices such as the prime rate which are different than the related borrowing indices. The agreements are designed to protect the portfolio's cash flow, and to provide income and capital appreciation to the Company in the event that short-term interest rates rise quickly.

The following table includes all interest rate agreements in effect as of the various quarter ends. Generally, interest rate swaps and caps are used to manage the interest rate risk associated with assets that have periodic and annual reset limitations financed with borrowings that have no such limitations. Financial futures contracts and options on futures are used to lengthen the terms of repurchase agreement financing, generally from one month to three and six months. Amounts presented are aggregate notional amounts. To the extent any of these agreements are terminated, gains and losses are amortized over the remaining period of the original hedge.


    Instruments Used for Interest Rate Risk Management Purposes
                          ($ in millions)

- -----------------------------------------------------------


                   Interest  Interest  Financial Options
Notional             Rate      Rate                 on
Amounts              Caps      Swaps   Futures   Futures
- -----------------------------------------------------------
1995,              $  1,475  $   200   $   -    $    -
Quarter 1
1995,                 1,475      200     1,000      500
Quarter 2
1995,                 1,475      220     1,000      500
Quarter 3
1995,                 1,575     1,227    1,000     2,130
Quarter 4
1996,                 1,575     1,631    1,000     1,250
Quarter 1
1996,                 1,575     1,559     400        880
Quarter 2
- -----------------------------------------------------------


Net Interest Rate Agreement Expense

The net interest rate agreement expense, or hedging expense, equals the expenses, net of any benefits received, from these agreements. For the quarter ended June 30, 1996, net hedging expense amounted to $1.02 million versus $1.63 million and $1.30 million for the quarters ended March 31, 1996 and June 30, 1995, respectively. For the six months ended June 30, 1996, net hedging expense was $2.65 million versus $2.68 million for the six months ended June 30, 1995. Such amounts exclude the hedging costs and benefits associated with the Company's production activities as these amounts are deferred as additional premium or discount on the loan funded and amortized over the life of the loan as an adjustment to its yield.



                Net Interest Rate Agreement Expense
                          ($ in millions)

- -----------------------------------------------------------
                                Net Expense   Net Expense
                                    as             as
                Net Interest    Percentage     Percentage
                    Rate        of Average     of Average
                 Agreement        Assets       Borrowings
                  Expense      (annualized)   (annualized)
- -----------------------------------------------------------
1995,          $     1.38         0.160%         0.180%
Quarter 1
1995,                1.30         0.163%         0.165%
Quarter 2
1995,                0.86         0.108%         0.119%
Quarter 3
1995,                0.16         0.018%         0.020%
Quarter 4
1996,                1.63         0.174%         0.191%
Quarter 1
1996,                1.02         0.100%         0.110%
Quarter 2
- -----------------------------------------------------------


Fair value

The fair value of the Company's investment portfolio as of June 30, 1996 relative to June 30, 1995 has improved over last year as short-term interest rates have stabilized and declined. The net unrealized gain on mortgage investments improved by $54.5 million from June 30, 1995 to June 30, 1996. This increase in the portfolio's value is primarily attributable to the increase in value of the Company's ARM securities, as well as an increase in the value of the collateral for CMOs relative to the CMOs issued during the last twelve months.

Credit Exposures

The Company has historically securitized its loan production in pass-through or CMO securitization structures. With either structure, the Company may use overcollateralization, subordination, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing for credit enhancement. Regardless of the form of credit enhancement, the Company may retain a limited portion of the direct credit risk after securitization. This risk can include risk of loss related to hazards not covered under standard hazard insurance policies and credit risks on loans not covered by standard borrower mortgage insurance, or pool insurance.

Beginning in 1994, the Company issued pass-through securities which used subordination structures as their form of credit enhancement. The credit risk of subordinated pass-through securities is concentrated in the subordinated classes (which may themselves partially be credit enhanced with reserve funds or pool insurance) of the securities, thus allowing the senior classes of the securities to receive the higher credit rating. To the extent credit losses are greater than expected (or exceed the protection provided by any reserve funds or pool insurance), the holders of the subordinated securities will experience a lower yield (which may be negative) than expected on their investments. At June 30, 1996, the Company retained $22.8 million in aggregate principal amount of subordinated securities, which are carried at a book value of $4.4 million, reflecting such potential credit loss exposure.

With CMO structures, the Company also retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralization amount, and any losses in excess of that amount would be borne by the bond insurer or the holders of the CMOs. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the mortgage loans relative to the yield on the CMOs. At June 30, 1996 the Company retained $83.9 million in aggregate principal amount of overcollateralization, and had reserves or otherwise had provided coverage on $60.5 million of the potential credit loss exposure.

The Company principally used pool insurance as its means of credit enhancement for years prior to 1994. Pool insurance has generally been unavailable as a means of credit enhancement since the beginning of 1994. Pool insurance covered substantially all credit risk for the security with the exception of fraud in the origination or certain special hazard risks. Loss exposure due to special hazards is generally limited to an amount equal to a fixed percentage of the principal balance of the pool of mortgage loans at the time of securitization. Fraud in the origination exposure is generally limited to those loans which default within one year of origination. The reserve for potential losses on these risks was $10.5 million at June 30, 1996.

The following table summarizes the aggregate principal amount of collateral for CMOs and pass-through securities outstanding which are subject to credit exposure, the maximum credit exposure held by the Company represented by the amount of overcollateralization and first loss securities owned by the Company and the reserves and discounts established by the Company for such exposure.


        Credit Exposure and Related Reserves and Discounts
                          ($ in millions)

- ---------------------------------------------------------
                                           Reserves and
               Outstanding     Maximum    Discounts for
              Loan Balance     Credit         Losses
                              Exposure
- ---------------------------------------------------------
1995,         $    2,435    $    49.6     $    14.6
Quarter 2
1995,              2,462         51.3          16.4
Quarter 3
1995,              2,504         65.9          18.5
Quarter 4
1996,              2,888         79.2          19.3
Quarter 1
1996,              3,131         106.7         79.0
Quarter 2
- --------------------------------------------------------


The following table summarizes the mortgage loan delinquencies as a percentage of the outstanding loan balance for the total collateral for CMOs and pass-through securities outstanding where the Company has retained a portion of the credit risk either through holding a subordinated security or the overcollateralization.


                      Delinquency Statistics

- ------------------------------------------------------------
                60 to 90       90 days and over
                  days       delinquent (includes
               delinquent   REO and foreclosures)   Total
- ------------------------------------------------------------
1995,             0.54%             1.24%           1.78%
Quarter 2
1995,             0.78%             1.77%           2.55%
Quarter 3
1995,             2.50%             3.23%           5.73%
Quarter 4
1996,             0.90%             2.95%           3.85%
Quarter 1
1996,             1.91%             3.47%           5.38%
Quarter 2
- ------------------------------------------------------------


                       PRODUCTION ACTIVITIES

The Company's results of operations for all periods presented include activity from the single-family operations which were sold on May 13, 1996, to Dominion Mortgage Services, Inc., a subsidiary of Dominion Resources, Inc. The terms of the sale generally prohibit the Company from acquiring single-family, residential mortgages through either correspondents or a wholesale network for a period of five years.

The Company currently has two primary sources of loan production, manufactured housing lending operations and multi-family lending operations. The Company's strategy is to use its production activities to create investments for its portfolio. When a sufficient volume of loans is accumulated, the Company sells or securitizes these loans primarily through the issuance of CMOs or pass-through securities. During the accumulation period, the Company finances its funding of loans through warehouse lines of credit or through repurchase agreements.

The following table summarizes the production activity for the three and six month periods ended June 30, 1996 and 1995.



                        Production Activity
                         ($ in thousands)

- ---------------------------------------------------------------------
                           Three Months Ended     Six Months Ended
                                June 30,              June 30,
                           --------------------  --------------------
                              1996       1995      1996       1995
                           ----------  --------  ---------  ---------
Multi-family                $ 79,358    $    -   $ 90,479   $ 10,741
Manufactured Housing           2,764         -      2,764          -
Single-family                151,496    197,516   499,288    423,895
                             ========    ======    =======    =======
  Total principal amount
  of loans funded
  through mortgage
  operations                $ 233,618   $197,516 $592,531   $434,636
                             ========    ======    =======    =======

Single-family loans bulk    $ 108,628   $     -   $517,267          -
purchased
                             ========    ======    =======    =======

Principal amount
securitized or sold         $ 557,253   $366,560 $1,152,640 $737,847
                             ========    ======    =======    =======

- ---------------------------------------------------------------------


Manufactured housing lending commenced during the second quarter of 1996. Additionally, during the second quarter, three regional offices were opened with a fourth expected to open during the second half of the year. Principally all funding volume has been obtained through relationships with manufactured housing dealers. The Company has recently undertaken direct marketing efforts, including telemarketing and direct mail. In addition, the Company also expects to offer dealer inventory financing beginning in the fourth quarter 1996. Once certain volume levels are achieved at a particular region, district offices may be opened in an effort to further market penetration. The first district office is expected to be opened in the first quarter of 1997.

The Company funded $79.4 million in multi-family loans during the three months ended June 30, 1996 compared to $11.0 million for the three months ended March 31, 1996 and none for the three months ended June 30, 1995. Principally all fundings are under the Company's lending programs for properties that have been allocated low income housing tax credits. As of June 30, 1996 commitments to fund multi-family loans over the next 20 months were approximately $530 million. The Company expects that it will have funded volume sufficient enough to securitize a portion of its multifamily mortgage loans held in warehouse in the first quarter of 1997 through the issuance of CMOs. The Company will retain a portion of the credit risk after securitization and intends to service the loans.

In July 1996, the Company announced that it had reached an agreement in principle to acquire Multi-Family Capital Markets, Inc. (MCM). MCM, located in Richmond, Virginia, sources, underwrites and closes multi-family loans secured by first liens on apartment properties that have qualified for low income housing tax credits. MCM has supplied the Company with multi-family product since 1992. The closing of the transaction is contingent on the Company's completion of its due diligence, the negotiation and execution of the definitive purchase and sale agreements, and other matters. There can be no assurance that the transaction will be consummated.

The Company anticipates that it will continue to expand its production operations into new product types, such as commercial mortgages, in the future. Such commercial mortgages would be securitized with the Company's multi-family productions.


                            OTHER ITEMS

General and Administrative Expenses

General and administrative expenses (G&A expense) consist of expense incurred in conducting the Company's production activities, managing the investment portfolio, and various corporate expenses. G&A expense increased for the three and six month period ended June 30, 1996 as compared to the same periods in 1995 primarily due to the expansion of the single-family wholesale operations and the start up costs related to the manufactured housing lending operations. G&A expenses are expected to decrease initially as a result of the sale of the single-family operations, but increase over time as the Company expands its production activities with current and new product types.

The following table summarizes the Company's efficiency, the ratio of G&A expense to average interest earning assets, and the ratio of G&A expense to average total equity.



                     Operating Expense Ratios

- -----------------------------------------------------------
                                  G&A             G&A
                G&A         Expense/Average   Expense/Average
                Efficiency  Interest-earning     Total
                Ratio (a)        Assets        Equity (b)
                              (Annualized)    (Annualized)
- -----------------------------------------------------------
1995,             7.26%          0.52%           6.48%
Quarter 1
1995,             7.07%          0.54%           6.13%
Quarter 2
1995,             6.68%          0.51%           5.71%
Quarter 3
1995,             7.51%          0.59%           5.50%
Quarter 4
1996,             8.25%          0.64%           6.53%
Quarter 1
1996,             6.77%          0.51%           5.60%
Quarter 2
- -----------------------------------------------------------

(a)           G&A expense as a percentage of interest income.
(b) Average total equity excludes unrealized gain (loss) on available for sale mortgage investments.

Net Income and Return on Equity

Net income increased from $14.6 million for the six months ended June 30, 1995 to $38.6 million for the six months ended June 30, 1996. Return on common equity also increased from 10.74% for the six months ended June 30, 1995 to 24.01% for the six months ended June 30, 1996. The majority of the increase in both the net income and the return on common equity is due to (i) the gain recognized on the sale of the single-family operations in the second quarter of 1996, (ii) the increased net margin related to increased levels of interest-earning assets and
(iii) the increase in the net interest spread on interest-earning assets.


                  Components of Return on Equity

- ------------------------------------------------------------------------
                             Gains
            Net     Provisio  and      G&A    Preferred
          Interest   for     Other   Expense/ Dividend/ Return
           Margin/  Losses   Income  Average  Average     on      Net
           Average /Average /Average  Common  Common    Average  Income
           Common   Common  Common    Equity   Equity   Common  Available
           Equity   Equity   Equity                     Equity     to
                                                                 Common
    (annualized)                                               Shareholders
- ------------------------------------------------------------------------
1995,      11.17%   0.31%    5.30%    6.48%     N/A     9.68%  $6,596
Quarter 1
1995,      13.91%   0.37%    4.64%    6.36%     N/A    11.81%  $8,041
Quarter 2
1995,      19.19%   1.72%    3.85%    6.45%    1.33%   13.53%  $10,128
Quarter 3
1995,      21.99%   1.82%    4.68%    7.22%    2.67%   14.96%  $12,145
Quarter 4
1996,      26.26%   0.58%    1.18%    8.58%    3.16%   15.12%  $ 10,492
Quarter 1
1996,      25.59%   0.55%    17.67%   7.26%    3.00%   32.45%  $ 23,704
Quarter 2
- ------------------------------------------------------------------------

Dividends and Taxable Income

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

The Company intends to declare and pay out as dividends 100% of its taxable income over time. The Company's current practice is to declare quarterly dividends per share. Generally, the Company strives to declare a quarterly dividend per share which will result in the distribution of most or all of the taxable income earned during the quarter. At the time of the dividend announcement, however, the total level of taxable income for the quarter is unknown. Additionally, the Company has considerations other than the desire to pay out most of the taxable earnings for the quarter, which may take precedence when determining the level of dividends.


                         Dividend Summary
            ($ in thousands, except per share amounts)
- ------------------------------------------------------
                     Taxable
             Taxable   Net   Dividend
               Net    Income Declared         Cumulative
             Income    Per    Per   Dividend Undistributed
            Available Common Common Pay-out   Taxable
               to      Share  Share  Ratio     Income
             Common
           Shareholders
- ------------------------------------------------------
1995,        $ 5,070    0.25  $ 0.36   144% $ $1,507
Quarter 1
1995,          5,577    0.28    0.40   143%    (956)
Quarter 2
1995,          11,223   0.56    0.44   79%     1,410
Quarter 3
1995,          13,176   0.65    0.48   74%     4,882
Quarter 4
1996,          12,719   0.63    0.51   81%     7,249
Quarter 1
1996,          13,359   0.65    0.54   84%     9,376
Quarter 2
- -------------------------------------------------------


Taxable income differs from the financial statement net income which is determined in accordance with generally accepted accounting principles (GAAP). For the second quarter of 1996, the Company's earnings per share of $1.16 were higher than the Company's declared dividend per share of $0.54. The majority of the difference ($0.62) was caused by GAAP and tax differences related to the sale of the single-family operations. For tax purposes, the sale will be accounted for on an installment sale basis with annual taxable income of approximately $10 million. Additionally, the Company has a capital loss carryforward available from prior years of $9 million which will offset the portion of the tax gain from the sale of the single-family operations that would be recognized in 1996. Cumulative undistributed taxable income represents timing differences in the amounts earned for tax purposes versus the amounts distributed. Such amounts can be distributed for tax purposes in the subsequent year as a portion of the normal quarterly dividend.



                  LIQUIDITY AND CAPITAL RESOURCES

The Company has various sources of cash flow upon which it relies for its working capital needs. Sources of cash flow from operations include primarily the return of principal on its portfolio of mortgage investments and the issuance of CMOs. Other borrowings provide the Company with additional cash flow in the event that it is necessary. Historically, these sources have provided sufficient liquidity for the conduct of the Company's operations. However, if a significant decline in the market value of the Company's mortgage investments should occur, the Company's available liquidity from these other borrowings may be reduced. As a result of such a reduction in liquidity, the Company may be forced to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

The Company borrows funds on a short-term basis to support the accumulation of loans prior to the sale of such loans or the issuance of mortgage- or asset-backed securities. These borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of the existing collateral declines, and may be due on demand or upon the occurrence of certain events. If borrowing costs are higher than the yields on the assets financed with such funds, the Company's ability to acquire or fund additional assets may be substantially reduced and it may experience losses. These short-term borrowings consist of the Company's warehouse lines of credit and repurchase agreements and are paid down as the Company securitizes or sells loans.

A substantial portion of the assets of the Company are pledged to secure indebtedness incurred by the Company. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of the Company in the event of the Company's liquidation, except to the extent that the value of such assets exceeds the amount of the indebtedness they secure.

Warehouse Lines of Credit

The Company has various credit facilities aggregating $350 million to finance loan fundings and for working capital purposes which expire in November 1996, December 1996 and April 1998. One of these facilities includes several sublines aggregating $300 million to serve various purposes, such as multi-family loan fundings, working capital, and manufactured housing loan fundings, which may not, in the aggregate, exceed the overall facility commitment of $150 million at any time. Working capital borrowings are limited to $30 million. The Company expects that these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal. The lines of credit contain certain financial covenants which the Company met as of June 30, 1996. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

Repurchase Agreements

The Company also may finance a portion of its loans in warehouse with repurchase agreements on an uncommitted basis. As of June 30, 1996, the Company had no outstanding obligations under such repurchase agreements.

The Company finances its mortgage securities through repurchase agreements. Repurchase agreements allow the Company to sell the mortgage securities for cash together with a simultaneous agreement to repurchase the same mortgage securities on a specified date for a price which is equal to the original sales price plus an interest component. At June 30, 1996, the Company had outstanding obligations of $1.8 billion under such repurchase agreements, of which $1.78 billion, $37.5 million and $9 million were secured by ARM securities, fixed-rate mortgage securities and other mortgage securities, respectively. Increases in either short-term interest rates or long-term interest rates could negatively impact the valuation of these mortgage securities and may limit the Company's borrowing ability or cause various lenders to initiate margin calls. Additionally, certain of the Company's ARM securities are AAA or AA rated classes that are subordinate to related AAA rated classes from the same series of securities. Such AAA or AA rated classes have less liquidity than securities that are not subordinated, and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying mortgage loans. In instances of a downgrade of an insurer, or the deterioration of the credit quality of the underlying mortgage collateral, the Company may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses.

The Company may lengthen the duration of its repurchase agreements secured by mortgage securities by entering into certain futures and/or option contracts. As of June 30, 1996, the Company had lengthened the duration of $1.1 billion of its repurchase agreements to three months by entering into certain futures and option contracts. Additionally, the Company owns approximately $276 million of its CMOs and has financed such CMOs with $276 million of short-term debt. For financial statement presentation purposes, the Company has classified the $276 million of short-term debt as CMOs outstanding.


Potential immediate sources of liquidity for the Company include cash balances and unused availability on the credit facilities described above.


             Potential Immediate Sources of Liquidity
                          ($ in millions)

- --------------------------------------------------------------------
                        Estimated     Potential       Potential
                          Unused      Immediate       Immediate
             Cash       Borrowing     Sources of      Sources of
            Balance     Capacity     Liquidity     Liquidity as a
                                                    % of Recourse
                                                    Borrowings (a)
- --------------------------------------------------------------------
1996,        $   8.5     $  32.6       $  41.1          1.79%
Quarter 1
1996,           20.9       102.8         123.7          6.56%
Quarter 2
- --------------------------------------------------------------------

(a) Excludes borrowings, such as CMOs, that are nonrecourse to the Company.


The increase in sources of liquidity as a percentage of borrowings from the first quarter 1996 to the second quarter 1996 is due to various events that occurred in the second quarter. Following the sale of its single-family operations, the Company issued a CMO and thus paid down much of its warehouse line of credit borrowings just prior to the end of the quarter. The Company also renewed its main warehouse facility tailoring it to meet the needs of the Company's various lines of business and added an additional facility during the second quarter. As a result of this increase in the facilities, along with a decrease in borrowings during the second quarter, the Company's unused borrowing capacity increased.

Unsecured Borrowings

The Company issued two series of unsecured notes totaling $50 million in 1994. The proceeds from this issuance were used for general corporate purposes. The notes have an outstanding balance at June 30, 1996 of $47 million. The first principal repayment of one of the notes was due in October 1995 and annually thereafter, with quarterly interest payments due. Principal repayment of the second note is contracted to begin in October 1998. The notes mature between 1999 and 2001 and bear interest at 9.56% and 10.03%. The note agreements contain certain financial covenants which the Company met as of June 30, 1996. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

Forward-Looking Statements

Management has made certain statements in this Form 10-Q about anticipated future activities and events, or results based on such future activities and events. These statements represents management's best estimates of such activities and events based on facts and circumstances through the date of filing this Form 10-Q. There is no guarantee that these activities and events may occur. Further, other unanticipated activities and events may occur that have a material impact on the Company's results of operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
           None

Item 2.  Changes in Securities
          Not applicable

Item 3.  Defaults Upon Senior Securities
          Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

       At the Company's annual meeting of shareholders held on April 23, 1996, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, the following matters were voted upon by shareholders.

       1. The election of six directors for a term expiring in 1997:

             J. Sidney Davenport
             Richard C. Leone
             Thomas H. Potts
             Paul S. Reid
             Donald B. Vaden

       2.Ratification of KPMG Peat Marwick LLP as independent public accountants of the Corporation for the year 1996.

Item 5.  Other Information
          None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

        10.7 Promissory  Note,  dated as of May 13, 1996,
             between  Resource  Mortgage  Capital,   Inc.
             (as    Lender)   and    Dominion    Mortgage
             Services, Inc. (as Borrower).

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




                                    RESOURCE MORTGAGE CAPITAL, INC.


                                    By: /s/ Thomas H. Potts
                                       Thomas H. Potts, President
                                       (authorized officer of
                                             registrant)





                                          /s/ Lynn K. Geurin
                                       Lynn  K.  Geurin,   Executive Vice
                                       President and Chief Financial Officer
                                       (principal accounting officer)



 Dated:  August 14, 1996

                          Index to Exhibits


      Exhibit
      No.       Description

      10.7   Promissory  Note,  dated as of May 13, 1996,
             between  Resource  Mortgage  Capital,   Inc.
             (as    Lender)   and    Dominion    Mortgage
             Services, Inc. (as Borrower).

      27.1   Financial Data Schedule

                                                                         EX 10.7



                          PROMISSORY NOTE

$47,500,000                                    Richmond, Virginia
                                               May 13, 1996


           FOR VALUE RECEIVED, DOMINION MORTGAGE SERVICES, INC., a Virginia corporation (the "Borrower"), promises to pay to RESOURCE MORTGAGE CAPITAL, INC. (the "Lender") at 4880 Cox Road, Glen Allen, Virginia, the principal amount of FORTY-SEVEN MILLION, FIVE HUNDRED THOUSAND DOLLARS ($47,500,000) payable in five equal annual installments beginning on January 2, 1997 and on each yearly anniversary of such date until January 2, 2001.


           The Borrower promises to pay interest on the unpaid principal amount hereof for each day from the date hereof until the loan evidenced hereby becomes due at a rate per annum equal to 6.50%. Accrued interest shall be payable in arrears on the first day of each calendar quarter, beginning July 1, 1996. Interest shall be calculated on a basis of a year of twelve 30-day months and paid for the actual numbers of days elapsed. If the Borrower shall fail to pay on or before the fifth day (excluding Saturdays, Sundays and any other days on which commercial banks in Richmond, Virginia are required or authorized by law to close) following the date on which any principal or interest on this Note becomes due and payable, such overdue principal of and, to the extent permitted by law, interest on this Note shall bear interest, payable on demand, for each day until paid at a rate per annum equal to 8.50%.


           All payments under this Note shall be made in lawful money of the United States of America and in immediately available funds at the Lender's address specified above or at such other place in the United States as the Lender may designate to the Borrower in writing. If any amount evidenced by this Note becomes due and payable on a Saturday, Sunday or other day that is not a banking day in Richmond, Virginia, the maturity of such amount shall be extended to the next succeeding banking day, and interest shall be payable for such extension at the rate of interest specified herein. This Note may not be prepaid in whole or in part.


           If one or more of the following events ("Events of Default") shall have occurred and be continuing:


             (i)     the Borrower shall fail to pay when due
      any of the principal or interest on this Note;


            (ii) the Borrower or Dominion Resources, Inc., a Virginia corporation ("Dominion Resources"), shall commence a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to itself or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or shall consent to any such relief or to the appointment of or taking possession by any such official in any involuntary case or other proceeding commenced against it, or shall make a general assignment for the benefit of creditors, or shall fail generally to pay its debts as they become due, or shall take any corporate action to authorize any of the foregoing; or


           (iii) an involuntary case or other proceeding shall be commenced against either of the Borrower or Dominion Resources seeking liquidation, reorganization or other relief with respect to it or its debt under any bankruptcy, insolvency or other similar law now or hereafter in effect or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property and such involuntary case or other proceeding shall remain undismissed and unstayed for a period of 60 days, or an order for relief shall be entered against the Borrower or Dominion Resources under the federal bankruptcy laws as now or hereafter in effect;


THEN, in any such case, the Lender, at its option may, by notice to the Borrower, declare the principal amount of this Note (together with accrued interest thereon) to be, and this Note (together with accrued interest thereon) shall, thereupon become, immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower; provided that in the case of any of the Events of Default specified in clauses (ii) or (iii) above, without notice to the Borrower or any other act by the Lender, this Note (together with accrued interest thereon) shall become immediately due and payable without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower. The Borrower shall pay all out-of-pocket expenses incurred by the Lender, including reasonable fees and disbursements of counsel, in connection with any Event of Default and collection and other enforcement proceedings resulting therefrom. The Borrower hereby waives, to the extent permitted by law, any rights it may now have or hereafter acquire to offset against amounts owing by the Borrower to the Lender hereunder amounts owing by the Lender to the Borrower arising under that certain Asset Purchase Agreement dated as of April 17, 1996 (the "Asset Purchase Agreement") between the Lender and the Borrower, either of the other Acquisition Agreements (as defined in the Asset Purchase Agreement), any Related Agreement (as defined in each Acquisition Agreement) or any transaction contemplated thereby.


           This Note shall be governed by, and construed in accordance with, the laws of the Commonwealth of Virginia without regard to its conflict of laws rules.





                             DOMINION MORTGAGE SERVICES, INC.




                             By:
                               Name:
                               Title: