Form 10-Q
period 1996-09-30
RESOURCE MORTGAGE CAPITAL INC/VA
filed 1996-11-14
CIK 826675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

        |X|    Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                    For the quarter ended September 30, 1996

        |_|    Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

                          Commission file number 1-9819

                         RESOURCE MORTGAGE CAPITAL, INC.

                          (Exact name of registrant as specified in its charter)

                      Virginia                                       52-1549373

               (State or other jurisdiction of                   I.R.S. Employer

               incorporation or organization)                Identification No.)



           4880 Cox Road, Glen Allen, Virginia                             23060

                 (Address of principal executive offices)            (Zip Code)


                                               (804) 967-5800

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such  filing requirements for the past ninety days.   |X| Yes   [] No

On October 31, 1996, the registrant had 20,653,593 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.

                                   RESOURCE MORTGAGE CAPITAL, INC.
                                              FORM 10-Q

                                                INDEX



                                                                           PAGE

PART I.        FINANCIAL INFORMATION

        Item 1.Financial Statements

                      Consolidated Balance Sheets at September 30, 1996 and
                      December 31, 1995....................................................3

                      Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and 1995....................................4

                      Consolidated Statement of Shareholders' Equity for
                      the nine months ended September 30, 1996.............................5

                      Consolidated Statements of Cash Flows for
                      the nine months ended September 30, 1996 and 1995....................6

                      Notes to Unaudited Consolidated Financial Statements.................7

        Item 2.Management's Discussion and Analysis of
               Financial Condition and Results of Operations...............................11


PART II.       OTHER INFORMATION

        Item 1.Legal Proceedings...........................................................31

        Item 2.Changes in Securities.......................................................31

        Item 3.  Defaults Upon Senior Securities...........................................31

        Item 4.   Submission of Matters to a Vote of Security Holders......................31

        Item 5.   Other Information........................................................31

        Item 6.  Exhibits and Reports on Form 8-K..........................................31


        SIGNATURES.........................................................................32

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RESOURCE MORTGAGE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share data)
                                                       September 30,         December 31,
                                                            1996                  1995
                                                      ----------------     -----------------
ASSETS
Investments:
   Mortgage investments:
     Collateral for CMOs                              $     2,894,434      $      1,028,935
     Mortgage securities                                    1,340,400             2,149,416
   Loans in warehouse                                         190,253               247,633
   Note receivable                                             47,500                     -
                                                      ----------------     -----------------
                                                            4,472,587             3,425,984

Cash                                                           13,752                22,229
Accrued interest receivable                                    10,104                14,851
Other assets                                                   16,946                26,974
                                                      ----------------     -----------------
                                                      $     4,513,389      $      3,490,038
                                                      ================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Collateralized mortgage obligations                   $     2,710,648      $        949,139
Repurchase agreements                                       1,226,401             1,983,358
Notes payable                                                  94,969               154,041
Accrued interest payable                                        3,807                 5,278
Other liabilities                                              29,721                43,399
                                                      ----------------     -----------------
                                                            4,065,546             3,135,215
                                                      ----------------     -----------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
     9.75% Cumulative Convertible Series A
        1,552,500 issued and outstanding
        ($37,260 aggregate liquidation preference)             35,460                35,460
     9.55% Cumulative Convertible Series B
        2,196,824 issued and outstanding
        ($53,822 aggregate liquidation preference)             51,425                51,425
Common stock, par value $.01 per share,
   50,000,000 shares authorized,
   20,553,943 and 20,198,654 issued and
   outstanding, respectively                                      206                   202
Additional paid-in capital                                    289,085               281,508
Net unrealized gain (loss) on mortgage investments             65,596               (4,759)
Retained earnings (deficit)                                     6,071               (9,013)
                                                      ----------------     -----------------
                                                              447,843               354,823
                                                      ----------------     -----------------
                                                      $     4,513,389      $      3,490,038
                                                      ================     =================

See notes to unaudited consolidated financial statements.

RESOURCE MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)


                                         Three Months Ended                  Nine Months Ended
                                           September 30,                      September 30,
                                          1996           1995              1996            1995
                                    --------------   ------------   ----------------  ----------------
Interest income:
 Collateral for CMOs                $      40,237    $    18,234    $        95,880   $      40,940
 Mortgage securities                       33,388         42,110            105,344         122,695
 Loans in warehouse                         4,025          6,406             26,505          24,941
 Note receivable                              763              -              1,175               -
                                    --------------   ------------   ----------------  ----------------
                                           78,413         66,750            228,904         188,576
                                    --------------   ------------   ----------------  ----------------

Interest and related expense:
 Collateralized mortgage                   31,191         14,557             75,270          34,747
   obligations
 Repurchase agreements                     25,190         35,130             88,150         111,441
 Notes payable                              1,743          3,192              6,588           9,045
 Other                                        387            791              2,083           3,182
 Provision for losses                         900          1,174              1,700           1,636
                                    --------------   ------------   ----------------  ----------------
                                           59,411         54,844            173,791         160,051
                                    --------------   ------------   ----------------  ----------------

Net interest margin                        19,002         11,906             55,113          28,525

Gain (loss)on sale of single-family
   operations                              (1,385 )            -             17,514               -
Gain (loss) on sale of mortgage
   investments, net of associated           3,297          2,307             (2,899 )         7,157
   costs
Other income                                   89            316              1,112           2,235
General and administrative expenses        (4,445 )       (4,401 )          (15,700 )       (13,152 )
                                    ==============   ============   ================  ================
Net income                          $      16,558    $    10,128    $        55,140   $      24,765
                                    ==============   ============   ================  ================

Net income                                 16,558         10,128             55,140          24,765
Dividends on preferred stock               (2,195 )         (908 )           (6,581 )          (908 )
                                    ==============   ============   ================  ================
Net income available to common
   shareholders                     $      14,363    $     9,220    $        48,559   $      23,857
                                    ==============   ============   ================  ================

Per common share:
  Primary                           $        0.70    $      0.46    $          2.38   $        1.19
                                    ==============   ============   ================  ================

  Fully diluted                     $        0.68    $      0.46    $          2.28   $        1.19
                                    ==============   ============   ================  ================


See notes to unaudited consolidated financial statements.

RESOURCE MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(amounts in thousands except share data)

                                                                         Net
                                                                      unrealized
                                                           Additional  gain      Retained
                                                                       (loss)
                                Preferred stock    Common   paid-in   on          earnings
                                                                      mortgage
                                Series    Series    stock    capital  investments(deficit)  Total
                                   A         B
                                --------  -------- --------  -------  ---------- --------  ---------

Balance at December 31, 1995    $35,460  $ 51,425   $ 202     $ 281,508   $  (4,759 ) $(9,013)  $354,823


Net income - nine months ended
  September 30, 1996                  -         -       -         -             -       55,140    55,140
Issuance of common stock              -         -       4     7,577             -         -        7,581
Net change in unrealized gain
  (loss) on                           -         -       -         -           70,355         -    70,355
  mortgage investments
Common dividends declared -
  $1.645 per  share                   -         -       -         -             -       (33,475 )  (33,475)
Preferred Series A dividends
  declared - $1.755 per share         -         -       -         -             -        (2,725 )    (2,725)
Preferred Series B dividends
  declared - $1.755 per share         -         -       -         -           -           (3,856 )   (3,856)
                                --------- --------- ------- --------- ---------- --------- ---------

Balance at September 30, 1996   $35,460   $ 51,425    $ 206  $ 289,085    $  65,596   $  6,071   $ 447,843
                                ========= ========= =======   =========     ========== ========= =========




See notes to unaudited consolidated financial statements.


RESOURCE MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     Nine Months Ended
(amounts in thousands)                                                      September 30,
                                                                       1996             1995
                                                                     -----------     -----------
Operating activities:
  Net income available to common shareholders                        $   48,559       $23,857

  Adjustments  to  reconcile  net  income  to net  cash  provided  by operating activities:
    Provision for losses                                                 1,700           1,636
    Net loss (gain) from sale of mortgage investments                    2,899          (2,276 )
    Gain on sale of single-family operations                           (17,514 )             -
    Amortization and depreciation                                       16,574           9,651
    Net decrease in loans in warehouse                                  78,969         191,574
    Net decrease in accrued interest, other assets and other           (61,604 )       (14,064 )
       liabilities
    Other                                                                    -           2,638
                                                                     -----------     -----------
        Net cash provided by operating activities                       69,583         213,016
                                                                     -----------     -----------

Investing activities:
    Collateral for CMOs:
    Fundings of loans subsequently securitized                       (1,571,670)      (464,564 )
    Principal payments on collateral                                   296,752         149,908
    Net change in funds held by trustees                                 3,056             797
                                                                     -----------     -----------
                                                                     (1,271,862)      (313,859 )

  Purchase of mortgage securities                                      (51,157 )      (431,226 )
  Principal payments on mortgage securities                            287,277         171,875
  Proceeds from sales of mortgage securities                            25,112         634,364
  Proceeds from sale of single-family operations                        20,413               -
  Capital  expenditures                                                 (1,913 )          (584 )
                                                                     -----------     -----------
        Net cash (used for) provided by investing activities          (992,130 )        60,570
                                                                     -----------     -----------

Financing activities:
  Collateralized mortgage obligations
    Proceeds from issuance of securities                             2,059,754         451,155
    Principal payments on securities                                  (277,840 )      (125,692 )
                                                                     -----------     -----------
                                                                     1,781,914         325,463

  Repayments of borrowings, net                                       (837,921 )      (623,146 )
  Proceeds from issuance of common stock, net                            7,581          36,435
  Dividends paid                                                       (37,504 )               )
                                                                                       (15,275
                                                                     -----------     -----------
        Net cash provided by (used for) financing activities           914,070        (276,523 )
                                                                     -----------     -----------

Net decrease in cash                                                    (8,477 )        (2,937 )
Cash at beginning of period                                             22,229           6,340
                                                                     ===========     ===========
Cash at end of period                                                $  13,752        $ 3,403
                                                                     ===========     ===========

Cash paid for interest                                               $167,404        $ 160,279
                                                                     ===========     ===========
See notes to unaudited consolidated financial statements.

RESOURCE MORTGAGE CAPITAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS September 30, 1996 (amounts in thousands except share data)

NOTE 1--BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Resource Mortgage Capital, Inc., its wholly-owned subsidiaries, and certain other entities. As used herein, the "Company" refers to Resource Mortgage Capital, Inc. (RMC) and each of the entities that is consolidated with RMC for financial reporting purposes. A portion of the Company's operations are operated by taxable corporations that are consolidated with RMC for financial reporting purposes, but are not consolidated for income tax purposes. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The Consolidated Balance Sheet at September 30, 1996, the Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and 1995, the Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 1996, the Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 and related notes to consolidated financial statements are unaudited. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1995.

Certain amounts for 1995 have been reclassified to conform with the presentation for 1996.

NOTE 2--NET INCOME PER COMMON SHARE

Net income per common share as shown on the consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995 is presented on both a primary net income per common share and fully diluted net income per common share basis. Fully diluted net income per common share is computed by dividing net income applicable to common stock by the average number of shares of common stock and common stock equivalents outstanding for items that are dilutive. The average number of shares is increased by the assumed conversion of convertible items, but only if dilutive. For the three and nine months ended September 30, 1996, the Company's Series A and B Cumulative Convertible Preferred Stocks were dilutive. Series A and Series B Preferred Stock are convertible to shares of common stock on a one-for-one basis. The following table summarizes the average number of shares of common stock and equivalents used to compute primary and fully diluted net income per common share for the three and nine months ended September 30, 1996 and 1995:


----------------------------------------------------------------------------------------------

                                     Three months ended               Nine months ended
                                        September 30,                   September 30,
                                   1996              1995           1996             1995
                              ----------------  ------------------------------   -------------

     Primary                    20,510,777        20,129,011       20,385,592      20,104,265

     Fully diluted              24,260,101        20,129,011       24,134,916      20,104,265
----------------------------------------------------------------------------------------------

NOTE 3--AVAILABLE FOR SALE MORTGAGE INVESTMENTS

The following table summarizes the Company's amortized cost basis of collateral for CMOs and mortgage securities held at September 30, 1996 and December 31, 1995, and the related average effective interest rates (calculated excluding unrealized gains and losses) for the month ended September 30, 1996 and December 31, 1995:



---------------------------------------------------------------------------------------------------
                                     September 30, 1996               December 31, 1995
---------------------------------------------------------------------------------------------------

                                      Amortized     Effective       Amortized         Effective
                                        Cost         Interest          Cost         Interest Rate
                                                       Rate
----------------------------------------------------------------------------------------------------

Collateral for CMOs               $     2,850,371      8.3%     $      1,012,399         8.4%
Allowance for losses                     (31,764)                        (1,800)
----------------------------------------------------------------------------------------------------
  Amortized cost, net             $     2,818,607               $      1,010,599
----------------------------------------------------------------------------------------------------

Mortgage securities:
  Adjustable-rate mortgage        $     1,296,188      6.6%     $      2,087,435         7.0%
securities
  Fixed-rate mortgage securities           22,680     10.3%               35,074        10.6%
  Other mortgage securities                38,006     18.0%               56,190         8.8%
----------------------------------------------------------------------------------------------------
                                        1,356,874                      2,178,699
  Allowance for losses                    (6,244)                        (6,188)
----------------------------------------------------------------------------------------------------
  Amortized cost, net             $     1,350,630               $      2,172,511

----------------------------------------------------------------------------------------------------

The Company has classified collateral for CMOs and all mortgage securities as available-for-sale. Other mortgage securities with an aggregate principal balance of $27,087 were sold during the three and nine months ended September 30, 1996 for an aggregate net loss of $1,975. The specific identification method is used to calculate the basis of mortgage investments sold. In addition, the Company reduced the basis in certain other mortgage securities as expectations of future prepayment rates would result in the Company receiving less cash than its current basis in those investments. The adjustment recorded was $1,143 and is included in loss on sale of mortgage investments in the accompanying financial statements.

The following table presents the fair value of the Company's collateral for CMOs and mortgage securities held at September 30, 1996 and December 31, 1995:

-------------------------------------------------------------------------------------------

                                September 30, 1996              December 31, 1995
-------------------------------------------------------------------------------------------

                              Collateral   Mortgage      Collateral         Mortgage

                              for CMOs     securities     for CMOs         securities
-------------------------------------------------------------------------------------------

Amortized cost, net         $ 2,818,607  $ 1,350,630   $   1,010,599  $         2,172,511
Gross unrealized gains           76,288       21,647          20,208               22,488
Gross unrealized losses            (461 )    (31,877 )        (1,872 )            (45,583 )
-------------------------------------------------------------------------------------------
  Fair value                $ 2,894,434  $ 1,340,400   $   1,028,935  $         2,149,416
-------------------------------------------------------------------------------------------



NOTE 4--SALE OF SINGLE-FAMILY OPERATIONS

On May 13, 1996, the Company sold its single-family correspondent, wholesale, and servicing operations (collectively, the single-family mortgage operations) to Dominion Mortgage Services, Inc. (Dominion), a wholly-owned subsidiary of Dominion Resources, Inc. (NYSE: D) The purchase price was $68 million for the stock and assets of the single-family mortgage operations. The terms of the purchase included an initial cash payment of $20.4 million, with the remainder of the purchase price paid in five annual installments of $9.5 million beginning January 2, 1997, pursuant to a note agreement. The note bears interest at a rate of 6.50%. The terms of the sale generally prohibit the Company from acquiring single-family, residential mortgages through either correspondents or a wholesale network for a period of five years. As a result of the sale, the Company recorded a net gain of $17.5 million. Such amount is net of various reserves for contingent liabilities related to the sale of the operations and includes a provision of $31.0 million for possible losses on single-family loans where the Company, which performed the servicing of such loans prior to the sale, has retained a portion of the credit risk on these loans.

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

NOTE 6--ACQUISITION OF MULTI-FAMILY CAPITAL MARKETS, INC.

On August 30, 1996, the Company  acquired  Multi-Family  Capital  Markets,  Inc.
(MCM), which specializes in the sourcing, underwriting and closing of multi-family loans secured by first liens on apartment properties that have qualified for low income housing tax credits. The Company acquired all of the outstanding stock and assets of MCM for $4 million. Of this amount, $2.8 million was paid in cash with the remaining $1.2 million paid through the issuance of notes to the sellers, due in installments through September 1, 1999 and September 1, 2001. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets and liabilities acquired based on their estimated fair values as of the date of acquisition. MCM's results of operations are not material to the Company's consolidated financial statements and proforma financial information has therefore not been presented.

NOTE 7--SUBSEQUENT EVENT

On October 9, 1996, the Company issued 1,840,000 shares of Series C 9.73% Cumulative Convertible Preferred Stock at a price of $30 per share. Net proceeds from this issuance totaled $52.9 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Resource Mortgage Capital, Inc. (the Company) is a mortgage and consumer finance company which uses its production operations to create investments for its portfolio. Currently, the Company's primary production operations include the origination of loans secured by manufactured housing and the origination of mortgage loans secured by multi-family properties. The Company will generally securitize loans funded as collateral for collateralized mortgage obligations
(CMOs) or pass-through securities to limit its credit risk and provide long-term financing for its portfolio. The majority of the Company's current investment portfolio is comprised of loans or securities ("ARM loans" or "ARM securities") that have coupon rates which adjust over time (subject to certain limitations) in conjunction with changes in short-term interest rates. The Company intends to expand its production sources in the future to include other financial products, such as commercial real estate loans. The Company has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes and as such must distribute substantially all of its taxable income to shareholders and will generally not be subject to federal income tax.

On May 13, 1996, the Company completed the sale of its single-family mortgage operations to Dominion Mortgage Services, Inc. (Dominion), a wholly-owned subsidiary of Dominion Resources, Inc., for approximately $68 million. Included in the single-family mortgage operations were the Company's single-family correspondent, wholesale, and servicing operations. The sale resulted in a gain of $17.5 million, which was net of various reserves for contingent liabilities related to the single-family mortgage operations including a provision of $31.0 million for possible losses on single-family loans where the Company has retained a portion of the credit risk and where, prior to the sale, the Company had serviced such single-family loans.

The Company's principle sources of earnings are net interest income on its investment portfolio and loans in warehouse. The Company's investment portfolio consists principally of collateral for CMOs and adjustable-rate mortgage (ARM) securities. The Company funds its production and its portfolio investments with both borrowings and cash raised from the issuance of equity capital. For the portion of loans in warehouse and portfolio investments funded with borrowings, the Company generates net interest income to the extent that there is a positive spread between the yield on the earning assets and the cost of borrowed funds. For that portion of the balance sheet that is funded with equity capital, net interest income is primarily a function of the yield generated from the interest earning asset. The cost of the Company's borrowings may be increased or decreased by interest rate swap, cap or floor agreements.

Approximately $3.7 billion of the Company's investment portfolio as of September 30, 1996, is comprised of ARM loans or ARM securities. Generally, during a period of rising interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the ARM securities and collateral for CMOs and (ii) rate resets on the ARM loans which are generally limited to 1% every six months, while the associated borrowings have no such limitation. As interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates; this increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates is temporary. The net interest spread may also be increased or decreased by the cost or proceeds of the interest rate swap, cap or floor agreements.

The Company strives to create a diversified portfolio of investments that in the aggregate generates stable income for the Company in a variety of interest rate environments and preserves the capital base of the Company. The Company seeks to generate growth in earnings and dividends per share in a variety of ways, including (i) adding investments to its portfolio when opportunities in the market are favorable; (ii) developing production capabilities to originate and acquire financial assets in order to create attractively priced investments for its portfolio, as well as control the underwriting and servicing of such financial assets; and (iii) increasing the efficiency with which the Company utilizes its equity capital over time. To increase potential returns to shareholders, the Company also employs leverage through the use of secured borrowings and repurchase agreements to fund a portion of its production and portfolio investments. Currently, the Company's production operations are comprised of multi-family and manufactured housing lending. The Company's strategy is to expand these existing production sources as well as to diversify into other financial products such as commercial real estate loans. The Company also intends to selectively purchase single-family loans in bulk with the intent to securitize such loans as collateral for CMOs. By pursuing these strategies, the Company believes it can create investments for the portfolio at a lower effective cost than if such assets were purchased in the market, although there can be no assurance that the Company will be successful in accomplishing this strategy.

In order to grow its equity base, the Company may issue additional preferred or common stock. Management strives to issue such additional shares when it believes existing shareholders are likely to benefit from such offerings through higher earnings and dividends per share than as compared to the level of earnings and dividends the Company would likely generate without such offerings.

On August 30, 1996, the Company  acquired  Multi-Family  Capital  Markets,  Inc.
(MCM), which specializes in the sourcing, underwriting and closing of multi-family loans secured by first liens on apartment properties that have qualified for low income housing tax credits. The Company acquired all of the outstanding stock and assets of MCM for $4.0 million. The Company believes this acquisition will complement its current strategy of expanding its multi-family lending business and will improve its competitive position in the marketplace for such loans.

                                    RESULTS OF OPERATIONS

------------------------------------------------------------------------------------------------
                                            Three Months Ended          Nine Months Ended
                                               September 30,               September 30,
                                         --------------------------- ---------------------------
(amounts in thousands except per share       1996          1995         1996          1995
information)
                                         ------------- ------------- ------------ --------------

Net interest margin                          $ 19,002       $ 11,906    $ 55,113      $  28,525
Gain (loss) on sale of single-family
operations                                     (1,385 )            -      17,514              -
Gain (loss) on sale of mortgage
  investments, net                              3,297          2,307      (2,899 )        7,157
General and administrative expenses             4,445          4,401      15,700         13,152
Net income                                     16,558         10,128      55,140         24,765
Primary net income per common share              0.70           0.46        2.38           1.19
Fully diluted net income per common share        0.68           0.46        2.28           1.19

Principal balance of  loans funded
  through production operations                70,757        242,213     656,460        679,008


   Dividends declared per share:
      Common                                   $ 0.585     $  0.440        $ 1.645        $ 1.200
      Series A Preferred                         0.585         0.585        1.755          0.585
      Series B Preferred                         0.585             -        1.755              -

 ---------------------------------------- ------------- -- ---------- -- --------- - ------------

Three Months and Nine Months Ended September 30, 1996 Compared to Three Months and Nine Months Ended September 30, 1995. The increase in the Company's earnings during the nine months ended September 30, 1996 as compared to the same period in 1995 is primarily the result of the increase in net interest margin and the gain on the sale of the single-family operations offset partially by a decline in the gain on sale of mortgage investments and an increase in general and administrative expenses. The increase in the Company's earnings during the three months ended September 30, 1996 as compared with the same period in 1995 can be attributed primarily to an increase in net interest margin.

Net interest margin for the nine months ended September 30, 1996 increased to $55.1 million, or 93%, over the $28.5 million for the same period for 1995. This increase was a result of an overall increase in the net interest spread on all interest-earning assets, as well as the increased contribution from CMOs issued. The net interest spread on all investments increased to 160 basis points for the nine months ended September 30, 1996 versus 92 basis points for the nine months ended September 30, 1995. The increase in the net interest spreads is generally attributable to the ARM securities continued upward rate resets, such that these securities were generally fully-indexed for the first nine months of 1996, and the more favorable interest rate environment on borrowings related to the ARM securities and CMOs.

Gain on sale of the Company's single-family operations and mortgage investments increased to a net $14.6 million for the nine months ended September 30, 1996, from $7.2 million for the nine months ended September 30, 1995. The increase of the net gain is due to a one-time gain related to the sale of the Company's single-family correspondent, wholesale and servicing business. The sale of the Company's single-family operations was completed in May 1996, at a recorded gain of $18.9 million. Additional adjustments related to the sale were made in the third quarter, reducing the gain recorded by $1.4 million to $17.5 million. The gain generated from the sale of single-family operations is offset by a $7.5 million loss during the second quarter from the sale of certain underperforming securities in the Company's investment portfolio. Additional adjustments related to the sale of these underperforming investments were made in the third quarter, reducing the loss by $2.2 million to $5.3 million. The net gain on sale for the nine months ended September 30, 1996, was further reduced by a reduction in the carrying value of certain other mortgage securities as expectations of future prepayment rates will result in the Company receiving less cash than its current basis in those investments. For the nine months ended September 30, 1995, the gain on sale of mortgage investments includes gains of $3.6 million related to securitizations and whole loan sales of single-family loans, $1.2 million from the sale of servicing and $2.3 million related to the sale of investments.

General and administrative expenses increased $2.5 million, or 19.4%, to $15.7 million for the nine months ended September 30, 1996, as the Company continues to build its infrastructure for its manufactured housing operations. General and administrative expenses also increased from 1995 as a result of the Company's continued expansion of its wholesale origination capabilities for its single-family operations prior to the sale.

The  following   table   summarizes  the  average   balances  of  the  Company's
interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                        Average Balances and Effective Interest Rates

-----------------------------------------------------------------------------------------------------
                                Three Months Ended September 30,    Nine Months Ended September 30,
                               -----------------------------------  ---------------------------------
(amounts in thousands)               1996              1995              1996             1995
                               -----------------  ----------------  ---------------- ----------------
                               Average   EffectiveAverage  EffectiveAverage  EffectivAverage  Effective
                               Balance    Rate    Balance   Rate    Balance   Rate   Balance   Rate
                               --------- -------  -------- -------  ---------------- -------- -------
   Interest-earning assets : (1)
    Collateral for CMOs (2)    $1,949,747   8.25%   $ 833,871    8.38 %   $1,541,407  8.29%  $635,493    8.50%

    Adjustable-rate mortgage   1,821,973    6.61    2,209,192   6.96     1,910,486    6.72   2,151,567    6.74
 securities
    Fixed-rate mortgage          41,631    10.22   66,674        9.09      41,157      10.77  104,699     8.10
 securities
    Other mortgage securities    50,934    17.32      54,132     15.81     56,368     13.45  56,744      17.76

    Note receivable              47,500     6.43         -         -       24,278     6.45      -         -

    Loans in warehouse          194,753   8.27    286,566       9.01       424,599   8.32   385,207       8.30
                               ---------- -----   -------- ------   --------- -----  --------------
           Total               $4,106,538 7.64%   $ 3,450,435   7.66 %   $ 3,998,295 7.63%  $3,333,710   7.49%
 interest-earning assets
                               ========== =====   ======== ======   ========= =====  ==============

 Interest-bearing liabilities:
      CMOs (3)                 $1,843,194 6.50%   $787,372      7.14 %   $1,461,615   6.59%  $ 614,651    7.23%

      Repurchase agreements:
          Adjustable-rate      1,720,430  5.50    2,075,714     6.17     1,819,937     5.57   1,981,963   6.31
 mortgage securities
          Fixed-rate mortgage    37,691   5.68    59,786        5.63      33,175        5.75    95,533    5.48
 securities
          Other mortgage          8,911   5.62     6,212        6.31       8,421        5.73     5,870    6.36
 securities
          Warehouse              55,927   5.89    118,545       6.92     240,757        6.28   248,067    7.08
     Warehouse notes payable      1,791   7.15    112,048       7.13      45,951        5.80    85,751    7.68
                               ----------  -----  ---------    -----   -----------     ----- ----------    ----
            Total              $3,667,944  6.07% $ 3,159,677   6.46 %   $3,609,856     6.03%  $3,031,835  6.57%
 interest-bearing liabilities
                               ==========  =====  ========   ======   =========       =====   =========   =====
 Net interest spread on all                1.57%              1.20 %                   1.60%               0.92%
 investments
                                           -----              ------                  -----
 Net yield on average interest             2.21%              1.74 %                    2.19%              1.51%
 earning assets
 -----------------------------------------------------------------------------------------------------

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $2,555 and $2,953 for the three months ended September 30, 1996 and September 30, 1995, respectively, and $2,995 and $3,999 for the nine months ended September 30, 1996 and September 30, 1995, respectively.
(3) Effective rates are calculated excluding non-interest related CMO expenses and provision for credit losses.

The increase in net interest spread for both the three and nine months ended September 30, 1996 relative to the same periods in 1995 is primarily the result of the increase in the spread on ARM securities and an increase in CMOs, which for the three months ended September 30, 1996, constituted the largest portion of the Company's investment portfolio on a weighted average basis. The net interest spread on ARM securities increased 72 basis points, from 43 basis points for the nine months ended September 30, 1995 to 115 basis points for the nine months ended September 30, 1996. ARM securities during the first nine months of 1996 were generally fully-indexed relative to their respective indices. At September 30, 1995, the ARM securities were "teased" approximately 33 basis points on a weighted average basis. The ARM securities have become fully-indexed as short-term interest rates stabilized and then declined during the latter half of 1995 and through the first quarter of 1996. The net interest spread also temporarily benefited as a result of the declining short-term interest rate environment during the first part of 1996, which had the impact of reducing the Company's borrowing costs faster than it reduced the yields on the Company's interest earning assets. The Company's overall weighted average borrowing costs decreased to 6.03% for the nine months ended September 30, 1996 from 6.57% for the nine months ended September 30, 1995, while the overall yield on interest-earning assets increased to 7.63% from 7.49%. CMOs increased to $2.9 billion at September 30, 1996, or 248%, from $0.8 billion at September 30, 1995. The net interest spread on CMOs increased 43 basis points, from 127 basis points for the nine months ended September 30, 1995, to 170 basis points for the nine months ended September 30, 1996.

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

Interest Income and Interest Earning Assets

The Company's average interest earning assets were $4.0 billion during the nine months ended September 30, 1996, an increase of 20% from $3.3 billion of average interest earning assets during the same period of 1995. Total interest income rose 21%, from $188.6 million during the nine months ended September 30, 1995 to $228.9 million during the same period of 1996. Overall, the yield on interest earning assets rose to 7.63% for the nine months ended September 30, 1996 from 7.49% for the nine months ended September 30, 1995, as the investment in higher yielding collateral for CMOs continued to grow. On a quarter to quarter basis, average interest earning assets for the quarter ended June 30, 1996 were $4.2 billion versus $4.1 billion for the quarter ended September 30, 1996. Total interest income for the quarter ended June 30, 1996 was $78.3 million versus $78.4 million for the quarter ended September 30, 1996. As indicated in the table below, average yields for these periods were 7.52% and 7.64%, respectively, which were 1.88 % and 1.84% higher than the average daily six-month LIBOR interest rate during those periods. The majority of the ARM loans underlying the Company's ARM securities and collateral for CMOs are indexed to and reset based upon the level of the London InterBank Offered Rate (LIBOR) for six-month deposits (six-month LIBOR). As a result of the six-month LIBOR daily average increasing during the second and third quarters of 1996, the Company expects that the yield on the ARM loans underlying the ARM securities and collateral for CMOs will trend upward during the fourth quarter since the majority of the ARM loans underlying the Company's ARM securities and CMO securities reset generally every six months and on a one-to-two month lag

                                     Earning Asset Yield
                                       ($ in millions)

------------------ ----------- -- --------- -- ---------- --- ------------- -----------
                                                                              Asset
                   Average                                       Daily      Yield
                   Interest                    Average        Average Six   versus
                   Earning        Interest     Asset          Month LIBOR   Six Month
                     Assets        Income        Yield                        LIBOR
------------------ ----------- -- --------- -- ---------- --- ------------- -----------
1995, Quarter 1    $ 3,406.9   $    60.8         7.14%           6.60%         0.54%
1995, Quarter 2      3,181.4        61.3         7.71%           6.14%         1.57%
1995, Quarter 3      3,450.4        66.1         7.66%           5.89%         1.77%
1995, Quarter 4      3,360.8        64.5         7.67%           5.75%         1.92%
1996, Quarter 1      3,746.3        72.1         7.70%           5.34%         2.36%
1996, Quarter 2      4,164.8        78.3         7.52%           5.64%         1.88%
1996, Quarter 3      4,106.5        78.4         7.64%           5.80%         1.84%
------------------ - --------- -- --------- -- ---------- --- ------------- ------------

The net yield on average interest earning assets increased to 2.21% for the three months ended September 30, 1996, compared to 2.11% for the three months ended June 30, 1996 and 1.74% for the three months ended September 30, 1995. The increase from the three months ended June 30, 1996 and September 30, 1995 is principally due to the increase in the spread earned on the interest-earning assets, despite an increase in average interest-earning assets to $4.1 billion for the three months ended September 30, 1996. Average interest earning assets will continue to increase as the Company retains loans funded through its production operations as collateral for CMOs. Net yield on average interest-earning assets is expected to decrease as a result. Net yield as a percentage of net average assets (defined as interest earning assets less non-recourse CMOs issued), was 6.84% for the three months ended September 30, 1996, versus 5.62% for the three months ended June 30, 1996 and 3.01% for the three months ended September 30, 1995. Net yield as a percentage of net average assets is expected to increase due to the continued use of non-recourse CMOs. The net yield percentages presented below exclude non-interest CMO expenses such as provision for credit losses, and interest on senior notes payable. For the three months ended September 30, 1996, if these expenses were included, the net yield on average interest-earning assets would be 1.85%, and the net yield on net average assets would be 6.30%, respectively.

                         Net Yield on Average Interest Earning Assets
                                       ($ in millions)

------------------ ------------- - ------------ -- ------------ - ------------
                                    Net Yield
                     Average       on Average                      Net Yield
                     Interest       Interest           Net          on Net
                     Earning         Earning         Average        Average
                      Assets         Assets        Assets (1)       Assets
------------------ ------------- - ------------ -- ------------ - ------------
1995, Quarter 1    $  3,406.9         1.23%     $    3,259.8         1.46%
1995, Quarter 2       3,181.4         1.60%          3,036.6         2.28%
1995, Quarter 3       3,450.4         1.74%          3,031.5         3.01%
1995, Quarter 4       3,360.8         2.00%          2,800.4         3.78%
1996, Quarter 1       3,746.3         2.23%          2,757.5         4.72%
1996, Quarter 2       4,164.8         2.11%          2,937.9         5.62%
1996, Quarter 3       4,106.5         2.21%          2,734.3         6.84%
------------------ - ----------- -- ----------- -- ------------ - ------------

(1)  Average interest earning assets less non-recourse CMOs.

The average asset yield is reduced for the amortization of premium on the Company's investment portfolio. By creating its investments through its production operations, the Company believes that premium amounts are less than if the investments were acquired in the market. As indicated in the table below, premiums on the Company's ARM securities, fixed-rate securities and collateral for CMOs at September 30, 1996 was $60.8 million, or approximate by 1.60% of the aggregate investment portfolio balance. The mortgage principal repayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was 19% for the three months ended September 30, 1996. The Company expects that the long-term prepayment speeds will range between 18% and 21%. The CPR for the third quarter of 1996 is currently within this range and the Company expects it will remain within this range for the fourth quarter of 1996. CPR stands for "constant prepayment rate" and is a measure of the annual prepayment rate on a pool of loans.

                                Premium Basis and Amortization
                                       ($ in millions)

------------------------------------------------------------------------------------------------
                                                                                   Amortization
                                                                       Ending       Expense as
                                                       CPR           Investment       a % of
                   Net Premium     Amortization     Annualized        Principal      Average
                   (Discount)        Expense           Rate            Balance        Assets
----------------------------------------------------------------------------------
                                                                                  --------------
1995, Quarter 1        26.6       $     1.0            (1)       $$    2,454.2        0.12%
1995, Quarter 2        23.7             1.6            (1)             2,432.5        0.21%
1995, Quarter 3        35.3             2.5            (1)             2,705.0        0.30%
1995, Quarter 4        39.3             2.8            (1)             2,772.9        0.33%
1996, Quarter 1        49.3             3.2            30%             3,214.4        0.34%
1996, Quarter 2        56.0             4.0            28%             3,557.7        0.38%
1996, Quarter 3        60.8             2.8            19%             3,808.3        0.28%
------------------------------------------------------------------------------------------------

(1)      CPR rates were not available for those periods.

Interest Expense and Cost of Funds

The Company's largest expense is the interest cost on borrowed funds. Funds to finance the investment portfolio are borrowed in the form of CMOs or repurchase agreements, both of which are primarily indexed to LIBOR, principally one-month LIBOR. For the nine month period ended September 30, 1996 as compared to the same period in 1995, interest expense increased to $163.4 million from $149.8 million while the average cost of funds decreased to 6.07% for the nine month period ended September 30, 1996 compared to 6.57% for the nine month period ended September 30, 1995. The Company's cost of funds rose in conjunction with the increase in the one-month LIBOR rate through the second quarter of 1995, and then began to decline correspondingly with the decline in interest rates since that time. The Company may use interest rate swaps, caps and financial futures to manage its interest rate risk. The net costs during the related period of these instruments are included in the cost of funds table below.

                                        Cost of Funds
                                       ($ in millions)

-------------------------------------------------------------------------
                       Average          GAAP       Cost      Average
                   Borrowed Funds     Interest    of        One-month
                                    Expense (a)    Funds      LIBOR
-------------------------------------------------------------------------
1995, Quarter 1        $ 3,058.1       $ 50.3       6.58%         6.06%
1995, Quarter 2           2,906.1         48.5      6.68%         6.08%
1995, Quarter 3           3,159.7         51.0      6.46%         5.88%
1995, Quarter 4           3,025.3         47.6      6.30%         5.86%
1996, Quarter 1           3,425.8         51.3      5.99%         5.43%
1996, Quarter 2           3,735.8         56.4      6.04%         5.45%
1996, Quarter 3           3,667.9         55.7      6.07%         5.46%
-------------------------------------------------------------------------

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

The following table includes all interest rate agreements in effect as of the various quarter ends. This table excludes hedge amounts for the Company's production operations. Generally, interest rate swaps and caps are used to manage the interest rate risk associated with assets that have periodic and annual reset limitations financed with borrowings that have no such limitations. Financial futures contracts and options on futures are used to lengthen the terms of repurchase agreement financing, generally from one month to three and six months. Amounts presented are aggregate notional amounts. To the extent any of these agreements are terminated, gains and losses are generally amortized over the remaining period of the original hedge.

                 Instruments Used for Interest Rate Risk Management Purposes
                                       ($ in millions)

----------------------------------------------------------------------------------
                             Interest      Interest     Financial      Options
Notional Amounts            Rate Caps     Rate Swaps     Futures     on Futures
----------------------------------------------------------------------------------
1995, Quarter 1           $    1,475    $      200     $     -     $       -
1995, Quarter 2                1,475           200         1,000          500
1995, Quarter 3                1,475           220         1,000          500
1995, Quarter 4                1,575          1,227        1,000         2,130
1996, Quarter 1                1,575          1,631        1,000         1,250
1996, Quarter 2                1,575          1,559         400           880
1996, Quarter 3                 929           2,191        1,550           -
----------------------------------------------------------------------------------

Net Interest Rate Agreement Expense

The net interest rate agreement expense, or hedging expense, equals the expenses, net of any benefits received, from these agreements. For the quarter ended September 30, 1996, net hedging expense amounted to $1.20 million versus $1.02 million and $0.86 million for the quarters ended June 30, 1996 and September 30, 1995, respectively. For the nine months ended September 30, 1996, net hedging expense was $3.94 million versus $3.54 million for the nine months ended September 30, 1995. Such amounts exclude the hedging costs and benefits associated with the Company's production activities as these amounts are deferred as additional premium or discount on the loan funded and amortized over the life of the loan as an adjustment to its yield.

                             Net Interest Rate Agreement Expense
                                       ($ in millions)

----------------------------------------------------------------------------------
                                                                Net Expense as
                                            Net Expense          Percentage of
                      Net Interest         as Percentage      Average Borrowings
                     Rate Agreement          of Average          (annualized)
                         Expense               Assets
                                            (annualized)
----------------------------------------------------------------------------------
1995, Quarter 1          $ 1.38                0.160%               0.180%
1995, Quarter 2            1.30                0.163%               0.165%
1995, Quarter 3            0.86                0.108%               0.119%
1995, Quarter 4            0.16                0.018%               0.020%
1996, Quarter 1            1.63                0.174%               0.191%
1996, Quarter 2            1.02                0.100%               0.110%
1996, Quarter 3            1.29                0.126%               0.141%
----------------------------------------------------------------------------------

Fair value

The fair value of the Company's investment portfolio as of September 30, 1996, as measured by the net unrealized gain on mortgage investments, has improved relative to September 30, 1995. The net unrealized gain on mortgage investments improved by $74.4 million from September 30, 1995 to September 30, 1996. This increase in the portfolio's value is primarily attributable to the increase in the value of the collateral for CMOs relative to the CMOs issued during the last twelve months, as well as an increase in value of the Company's ARM securities due principally to the ARM securities being fully-indexed, and the stabilization of interest rates.

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

Beginning in 1994, the Company issued pass-through securities which used subordination structures as their form of credit enhancement. The credit risk of subordinated pass-through securities is concentrated in the subordinated classes (which may themselves partially be credit enhanced with reserve funds or pool insurance) of the securities, thus allowing the senior classes of the securities to receive the higher credit rating. To the extent credit losses are greater than expected (or exceed the protection provided by any reserve funds or pool insurance), the holders of the subordinated securities will experience a lower yield (which may be negative) than expected on their investments. At September 30, 1996, the Company retained $21.2 million in aggregate principal amount of subordinated securities, which are carried at a book value of $3.8 million, reflecting such potential credit loss exposure.

With CMO structures, the Company also retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralization amount, and any losses in excess of that amount would be borne by the bond insurer or the holders of the CMOs. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the mortgage loans relative to the yield on the CMOs. At September 30, 1996, the Company retained $88.3 million in aggregate principal amount of overcollateralization, and had reserves or otherwise had provided coverage on $62.1 million of the potential credit loss exposure.

The Company principally used pool insurance as its means of credit enhancement for years prior to 1994. Pool insurance has generally been unavailable as a means of credit enhancement since the beginning of 1994. Pool insurance covered substantially all credit risk for the security with the exception of fraud in the origination or certain special hazard risks. Loss exposure due to special hazards is generally limited to an amount equal to a fixed percentage of the principal balance of the pool of mortgage loans at the time of securitization. Fraud in the origination exposure is generally limited to those loans which default within one year of origination. The reserve for potential losses on these risks was $7.9 million at September 30, 1996, which the Company believes represents its maximum exposure from these risks.

The following table summarizes the aggregate principal amount of collateral for CMOs and pass-through securities outstanding which are subject to credit exposure, the maximum credit exposure held by the Company represented by the amount of overcollateralization and first loss securities owned by the Company, the credit reserves established by the Company for such exposure and the actual credit losses incurred. The table excludes reserves and losses due to fraud and special hazard exposure.

                           Credit Reserves and Actual Credit Losses
                                       ($ in millions)

---------------------------------------------------------------------------------------------
                                                                                  Credit
                                                                     Credit     Reserves to
                 Outstanding    Maximum                Actual     Reserves to     Average
                 Loan Balance    Credit      Credit    Credit       Average    Common Equity
                                Exposure    Reserves     Losses      Assets
---------------------------------------------------------------------------------------------
1995, Quarter 2  $    2,435   $    49.6    $   14.6    $    -         0.46%         5.36%
1995, Quarter 3       2,462        51.3        16.4         -         0.48%         6.01%
1995, Quarter 4       2,504        65.9        18.5         -         0.55%         6.71%
1996, Quarter 1       2,888        79.2        19.3         -         0.52%         6.95%
1996, Quarter 2       3,131       106.7        79.0        1.1        1.90%        27.04%
1996, Quarter 3       3,919       109.5        80.0        2.0        1.95%        26.69%
---------------------------------------------------------------------------------------------

The following table summarizes the single-family mortgage loan delinquencies as a percentage of the outstanding loan balance for the total collateral for CMOs and pass-through securities outstanding where the Company has retained a portion of the credit risk either through holding a subordinated security or through overcollateralization. There were no delinquencies on any multi-family loans where the Company has retained a portion of the credit risk either through holding a subordinated security or through overcollateralization.

                                    Delinquency Statistics

-----------------------------------------------------------------------------------
                      60 to 90 days      90 days and over delinquent
                       delinquent      (includes REO and foreclosures)    Total
-----------------------------------------------------------------------------------
1995, Quarter 2           0.54%                     1.24%                 1.78%
1995, Quarter 3           0.78%                     1.77%                 2.55%
1995, Quarter 4           2.50%                     3.23%                 5.73%
1996, Quarter 1           0.90%                     2.95%                 3.85%
1996, Quarter 2           1.91%                     3.47%                 5.38%
1996, Quarter 3           0.73%                     3.01%                 3.75%
-----------------------------------------------------------------------------------

The following table summarizes the credit rating for investment held in the Company's portfolio. This table excludes the Company's other mortgage securities. (The risk on such securities is prepayment related, not credit related) In preparing the table, the carrying balances of the investments rated below A are net of credit reserves and discounts. The average credit rating of the Company's mortgage investments at the end of the third quarter of 1996 was AAA. Securitized loans with a credit rating of A or better were $4,142.9 million, or 99.88% of the Company's total mortgage investments. Securitized loans with a credit rating below A represented 0.12% of the total as of September 30, 1996. At the end of the third quarter 1996, $339.1 million of all mortgage investments were split rated between rating agencies. Where investments were split-rated, for purposes of this table, the Company classified such investments based on the higher credit rating.

                            Mortgage Investments by Credit Rating
                                       ($ in millions)

----------------- - -------- -- -------- -- -------- -- -------- --------- --------- ------- ---------
                    AAA         AA          A           Below A  AAA       AA        A       Below A
                    Carrying    Carrying    Carrying    Carrying Percent   Percent   Percent Percent
                      Value       Value      Value       Value    of Total  of Total of Totalof Total
----------------- - -------- -- -------- -- -------- -- -------- --------- --------- ------- ---------
1996, Quarter 1     2,540.6  $   943.1   $   64.2    $    7.3     71.5%     26.5%     1.8%     0.2%            $
1996, Quarter 2     2,958.6      914.0       63.6         5.3     75.1%     23.2%     1.6%     0.1%
1996, Quarter 3     3,359.4      766.4       17.1         4.9     81.0%     18.5%     0.4%     0.1%
----------------- - -------- -- -------- -- -------- -- -------- --------- --------- ------- ---------


                                    PRODUCTION ACTIVITIES

Until May 1996, the Company's production operations were comprised mainly of its single-family mortgage operations that concentrated on the "non-conforming" segment of the residential loan market. The Company funded its single-family loans directly through mortgage brokers (wholesale) and purchased loans through a network of mortgage companies (correspondents). Loans originated through the Company's former single-family mortgage operations constitute the majority of loans underlying the securities that comprise the Company's current investment portfolio. On May 13, 1996, the Company sold its single-family mortgage operations to Dominion Mortgage Services, Inc. (Dominion) for approximately $68 million. Included in the sale of the single-family mortgage operations were the Company's single-family correspondent, wholesale, and servicing operations. Since the sale, the Company's primary production operations have been focused on multi-family lending and manufactured housing lending. The Company is in the process of broadening its multi-family lending capabilities to include other types of commercial real estate loans and to expand its manufactured housing lending to include inventory financing to manufactured housing dealers. The Company may also purchase single-family loans on a "bulk" basis from time to time, and may originate such loans on a retail basis.

The purpose of the Company's production operations is to enhance the return on shareholders' equity (ROE) by earning a favorable net interest spread while loans are in warehouse being accumulated for securitization or sale and creating investments for its portfolio at a lower cost than if such investments were purchased from third parties. The creation of such investments generally involves the issuance of pass-through securities or CMOs collateralized by the loans generated from the Company's production activities, and the retention of one or more classes of the securities or CMOs relating to such issuance. The issuance of pass-through securities and CMOs generally limits the Company's credit and interest rate risk relating to loans generated by the Company's production operations.

When a sufficient volume of loans is accumulated, the Company generally securitizes the loans through the issuance of CMOs or pass-through securities. The Company believes that securitization is an efficient and cost effective way for the Company to (i) reduce capital otherwise required to own the loans in whole loan form; (ii) limit the Company's exposure to credit risk on the loans;
(iii) lower the overall cost of financing the loans; and (iv) depending on the securitization structure, limit the Company's exposure to interest rate and/or valuation risk. As a result of the reduction in the availability of mortgage pool insurance, and the Company's desire to both reduce its recourse borrowings as a percentage of its overall borrowings and the variability of its earnings, the Company has utilized the CMO structure for securitizing substantially all of its loan production since the beginning of 1995.

The following table summarizes the production activity for the three and nine month periods ended September 30, 1996 and 1995.

                                     Production Activity
                                       ($ in thousands)

------------------------------------- --------------------------- -- ---------------------------
                                          Three Months Ended             Nine Months Ended
                                            September 30,                  September 30,
                                      ---------------------------    ---------------------------
                                           1996           1995           1996           1995
                                      -------------    ----------    ------------   ------------
Multi-family                           $     57,394    $        -      $   141,068    $    10,741
Manufactured Housing                         13,363             -          16,104              -
Single-family                                     -       242,213         499,288        668,267
                                         ==========      ========       =========      =========
   Total principal amount of loans
   funded   through mortgage           $     70,757    $  242,213     $   656,460    $   679,008
   operations
                                         ==========      ========       =========      =========

Single-family loans bulk purchased     $    201,992    $        -     $   719,259         22,433
                                         ==========      ========       =========      =========

Principal amount securitized or sold   $    204,924    $  138,149     $ 1,357,564    $   865,995
                                         ==========      ========       =========      =========


------------------------------------- -- ---------- -- - -------- -- -- --------- - -- ---------

Manufactured housing lending commenced during the second quarter of 1996. Since commencement, the Company has opened region offices in North Carolina, Georgia, Texas and Michigan. The Company is planning to establish a fifth regional office on the West coast during the first quarter of 1997. Principally all funding volume has been obtained through relationships with manufactured housing dealers. As of September 30, 1996, the Company had $16 million in principal balance of manufactured housing loans in inventory, and had commitments outstanding of approximately $9 million. The Company's current sources of originations are its dealer network and direct marketing to consumers. In the future, the Company plans to expand its sources of origination to nearly all sources for manufactured housing loans by establishing relationships with park owners, developers of manufactured housing communities, manufacturers of manufactured homes, brokers and correspondents. In addition, the Company also expects to offer dealer inventory financing beginning in the fourth quarter 1996. Once certain volume levels are achieved at a particular region, district offices may be opened in an effort to further market penetration. The first district office is expected to be opened in the first quarter of 1997.

As of September 30, 1996, the Company had $148.1 million in principal balance of multi-family loans in warehouse. The Company funded $57.4 million in multi-family loans during the three months ended September 30, 1996 compared to $72.6 million for the three months ended June 30, 1996 and none for the three months ended September 30, 1995. Principally all fundings are under the Company's lending programs for properties that have been allocated low income housing tax credits. As of September 30, 1996 commitments to fund multi-family loans over the next 20 months were approximately $532.6 million. The Company expects that it will have funded volume sufficient enough to securitize a portion of its multifamily mortgage loans held in warehouse in the first half of 1997 through the issuance of CMOs. The Company will retain a portion of the credit risk after securitization and intends to service the loans.

On August 30, 1996, the Company  acquired  Multi-Family  Capital  Markets,  Inc.
(MCM). MCM sources, underwrites and closes multi-family loans secured by first liens on apartment properties that have qualified for low income housing tax credits. With the acquisition of MCM, the multi-family mortgage loans originated by the Company are now sourced through the Company's direct relationships with developers and syndicators. There are no correspondent or broker relationships. Through MCM, the Company has funded over $301 million of multi-family mortgage loans since 1992.

The Company anticipates that it will continue to expand its production operations into new product types, such as commercial mortgages, in the future. Such commercial mortgages would be securitized with the Company's multi-family productions.


                                         OTHER ITEMS

General and Administrative Expenses

General and administrative expenses (G&A expense) consist of expense incurred in conducting the Company's production activities, managing the investment portfolio, and various corporate expenses. G&A expense increased for the nine month period ended September 30, 1996 as compared to the same period in 1995 primarily due to the expansion of the single-family wholesale operations and the start up costs related to the manufactured housing lending operations. As a result of the sale, G&A expense related to the production operations decreased for the three months ended September 30, 1996. This decrease, however, was offset by an increase in the accrual for outstanding stock appreciation rights granted pursuant to the Company's Stock Incentive Plan as a result of the increase in the Company's stock price since June 30, 1996. G&A related to the production operations will increase over time as the Company expands its production activities with current and new product types.

The following table summarizes the Company's efficiency, the ratio of G&A expense to average interest earning assets, and the ratio of G&A expense to average total equity.

                                   Operating Expense Ratios

----------------------------------------------------------------------------------
                                        G&A Expense/Average           G&A
                          G&A             Interest-earning      Expense/Average
                       Efficiency              Assets           Total Equity (b)
                       Ratio (a)            (Annualized)          (Annualized)
----------------------------------------------------------------------------------
1995, Quarter 1          7.26%                 0.52%                 6.48%
1995, Quarter 2          7.07%                 0.54%                 6.13%
1995, Quarter 3          6.68%                 0.51%                 5.71%
1995, Quarter 4          7.51%                 0.59%                 5.50%
1996, Quarter 1          8.25%                 0.64%                 6.53%
1996, Quarter 2          6.77%                 0.51%                 5.60%
1996, Quarter 3          5.67%                 0.43%                 4.60%
----------------------------------------------------------------------------------

(a)                G&A expense as a percentage of interest income.
(b) Average total equity excludes unrealized gain (loss) on available for sale mortgage investments.

Net Income and Return on Equity

Net income increased from $24.8 million for the nine months ended September 30, 1995 to $55.1 million for the nine months ended September 30, 1996. Return on common equity (excluding the impact of the unrealized gain on mortgage investments) also increased from 11.67% for the nine months ended September 30, 1995 to 22.34% for the nine months ended September 30, 1996. The majority of the increase in both the net income and the return on common equity is due to (i) the gain recognized on the sale of the single-family operations in the second quarter of 1996, (ii) the increased net margin related to increased levels of interest-earning assets, and (iii) the increase in the net interest spread on interest-earning assets.

                                Components of Return on Equity

----------------------------------------------------------------------------------------------------
                                        Gains and
                   Net      Provision     Other        G&A       Preferred
                Interest   for Losses    Income      Expense/    Dividend/   Return on
                 Margin/    /Average    /Average     Average      Average     Average   Net Income
                 Average     Common      Common       Common      Common      Common     Available
                 Common      Equity      Equity       Equity      Equity      Equity     to Common
                 Equity    (annualized)(annualized)(annualized) (annualized)(annualized)Shareholders
               (annualized)
----------------------------------------------------------------------------------------------------
1995, Quarter 1    11.17%       0.31%       5.30%       6.48%         N/A        9.68%      $ 6,596
1995, Quarter 2    13.91%       0.37%       4.64%       6.36%         N/A       11.81%        8,041
1995, Quarter 3    19.19%       1.72%       3.85%       6.45%        1.33%      13.53%       10,128
1995, Quarter 4    21.99%       1.82%       4.68%       7.22%        2.67%      14.96%       12,145
1996, Quarter 1    26.26%       0.58%       1.18%       8.58%        3.16%      15.12%       10,492
1996, Quarter 2    25.59%       0.55%      17.67%       7.26%        3.00%      32.45%       23,704
1996, Quarter 3    26.56%       1.20%       2.67%       5.93%        2.93%      19.17%       14,363
----------------------------------------------------------------------------------------------------

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

                                      Dividend Summary
                          ($ in thousands, except per share amounts)
----------------------------------------------------------------------------
                               Taxable
                  Taxable Net  Net        Dividend
                     Income    Income     Declared             Cumulative
                   Available   Per        Per       Dividend  Undistributed
                   to Common   Common     Common    Pay-out      Taxable
                  Shareholders   Share      Share     Ratio   Income (Loss)
----------------------------------------------------------------------------
1995, Quarter 1       5,070    $   0.25   $  0.36      144%     $ 1,507
1995, Quarter 2       5,577        0.28      0.40      143%       (956)
1995, Quarter 3      11,223        0.56      0.44       79%       1,410
1995, Quarter 4      13,176        0.65      0.48       74%       4,882
1996, Quarter 1      12,719        0.63      0.51       81%       7,249
1996, Quarter 2      13,359        0.65      0.55       84%       9,376
1996, Quarter 3      13,973        0.68      0.585      86%       11,194
----------------------------------------------------------------------------

Taxable income differs from the financial statement net income which is determined in accordance with generally accepted accounting principles (GAAP). For the nine months ended September 30, 1996, the Company's taxable earnings per share of $1.96 were higher than the Company's declared dividend per share of $1.645. The majority of the difference was caused by GAAP and tax differences related to the sale of the single-family operations. For tax purposes, the sale will be accounted for on an installment sale basis with annual taxable income of approximately $10 million. Additionally, the Company has a capital loss carryforward available from prior years of $9 million which will offset a portion of the tax gain from the sale of the single-family operations that would be recognized in 1996. Cumulative undistributed taxable income represents timing differences in the amounts earned for tax purposes versus the amounts distributed. Such amounts can be distributed for tax purposes in the subsequent year as a portion of the normal quarterly dividend.



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

Warehouse Lines of Credit

The Company has various credit facilities aggregating $350 million to finance loan fundings and for working capital purposes which expire in November 1996, December 1996 and April 1998. One of these facilities includes several sublines aggregating $250 million to serve various purposes, such as multi-family loan fundings, working capital, and manufactured housing loan fundings, which may not, in the aggregate, exceed the overall facility commitment of $150 million at any time. Working capital borrowings are limited to $30 million. The Company expects that these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal. The lines of credit contain certain financial covenants which the Company met as of September 30, 1996. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

Repurchase Agreements

The Company also may finance a portion of its loans in warehouse with repurchase agreements on an uncommitted basis. As of September 30, 1996, the Company had no outstanding obligations under such repurchase agreements.

The Company finances its mortgage securities through repurchase agreements. Repurchase agreements allow the Company to sell the mortgage securities for cash together with a simultaneous agreement to repurchase the same mortgage securities on a specified date for a price which is equal to the original sales price plus an interest component. At September 30, 1996, the Company had outstanding obligations of $1.23 billion under such repurchase agreements, of which  $1.2  billion,  $19.9  million  and  $8.7  million  were  secured  by ARM securities, fixed-rate mortgage securities and other mortgage securities, respectively. Increases in either short-term interest rates or long-term interest rates could negatively impact the valuation of these mortgage securities and may limit the Company's borrowing ability or cause various lenders to initiate margin calls. Additionally, certain of the Company's ARM securities are AAA or AA rated classes that are subordinate to related AAA rated classes from the same series of securities. Such AAA or AA rated classes have less liquidity than securities that are not subordinated, and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying mortgage loans. In instances of a downgrade of an insurer, or the deterioration of the credit quality of the underlying mortgage collateral, the Company may be required to sell certain mortgage assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses.

The Company may lengthen the duration of its repurchase agreements secured by mortgage securities by entering into certain futures and/or option contracts. As of September 30, 1996, the Company had lengthened the duration of $1.0 billion of its repurchase agreements to three months by entering into certain futures and option contracts. The Company also has entered into approximately $0.5 billion of futures for repurchase agreements which have a duration of one month. Additionally, the Company owns approximately $370 million of its CMOs and has financed such CMOs with $370 million of short-term debt. For financial statement presentation purposes, the Company has classified the $370 million of short-term debt as CMOs outstanding.


Potential immediate sources of liquidity for the Company include cash balances and unused availability on the credit facilities described above.

                           Potential Immediate Sources of Liquidity
                                       ($ in millions)

-----------------------------------------------------------------------------------------------
                                                                         Potential Immediate
                                Estimated Unused       Potential        Sources of Liquidity
                               Borrowing Capacity  Immediate Sources     as a % of Recourse
                  Cash Balance                        of Liquidity         Borrowings (a)
-----------------------------------------------------------------------------------------------
1996, Quarter 1   $    8.5     $       32.6       $        41.1                 1.79%
1996, Quarter 2        20.9           102.8               123.7                 6.56%
1996, Quarter 3        13.8           118.7               132.5                10.13%
-----------------------------------------------------------------------------------------------

(a)   Excludes borrowings, such as CMOs, that are non-recourse to the Company.

The increase in sources of liquidity as a percentage of borrowings from the second quarter 1996 to the third quarter 1996 is primarily the result of the issuance of a CMOs during the third quarter. The collateral for the CMOs was comprised mainly of mortgage securities owned by the Company which were financed with repurchase agreements. These repurchase agreements were paid off as a result of the issuance of the CMO.

Unsecured Borrowings

The Company issued two series of unsecured notes totaling $50 million in 1994. The proceeds from this issuance were used for general corporate purposes. The notes have an outstanding balance at September 30, 1996 of $47 million. The first principal repayment of one of the notes was due October 1995 and annually thereafter, with quarterly interest payments due. Principal repayment on the second note is contracted to begin in October 1998. The notes mature between 1999 and 2001 and bear interest at 9.56% and 10.03%. The note agreements contain certain financial covenants which the Company met as of September 30, 1996. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

Forward-Looking Statements

Certain written statements in this Form 10-Q made by the Company, that are not historical fact constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. The Company does not undertake, and the Securities Litigation Reform Act specifically relieves the Company from, any obligation to update any forward-looking statements.

Factors that may causes actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

Economic Conditions. The Company is affected by consumer demand for manufactured housing, multi-family housing and other products which it finances. A material decline in demand for these goods and services would result in a reduction in the volume of loans originated by the Company. The risk of defaults and credit losses could increase during an economic slowdown or recession. This could have and adverse effect on the Company's financial performance and the performance on the Company's securitized loan pools.

Capital Resources. The Company relies on various credit facilities and repurchase agreements with certain investment banking firms to help meet the
Company's short-term funding needs. The Company believes that as these agreements expire, they will continue to be available or will be able to be replaced; however no assurance can be given as to such availability or the prospective terms and conditions of such agreements or replacements.

Interest Rate Fluctuations. The Company's income depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently originated by the Company are fixed-rate. The profitability of a particular securitization may be reduced if interest rates increase substantially before these loans are securitized. In addition, the majority of the investments held by the Company are variable rate CMOs and adjustable-rate investments. These investments are financed through short-term repurchase agreements. The net interest spread for these investments could decrease during a period of rapidly rising interest rates, since the investments have interest rate caps and the related borrowing have no such interest rate caps.

Defaults. Defaults may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company at the time of securitization. The allowance for losses is calculated on the basis of historical experience and management's best estimates. Actual defaults may differ from the Company's estimate as a result of economic conditions. Actual defaults on ARM loans may increase during a rising interest rate environment. The Company believes that its reserves are adequate for such risks.

Prepayments. Prepayments may have an adverse impact on the Company's financial performance, if prepayments differ materially from estimates made by the Company. The prepayment rate is calculated on the basis of historical experience and management's best estimates. Actual rates of prepayment may vary as a result of the prevailing interest rate. Prepayments are expected to increase during a declining interest rate environment. The Company's exposure to more rapid prepayments is (i) the faster amortization of premium on the investments and
(ii)  the   replacement  of  investments  in  its  portfolio  with  lower  yield securities.

Competition. The financial services industry is a highly competitive market. Increased competition in the market could adversely affect the Company's market share within the industry.

Regulatory Changes. The Company's business is subject to federal and state regulation which, among other things require the Company to maintain various licenses and qualifications and require specific disclosures to borrowers. Changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company's operation and the performance of the Company's securitized loan pools.

New Production Sources. The Company has recently begun originating manufactured housing loans, and anticipates entering other lending businesses that are complementary to its current multi-family mortgage lending strategy. The Company is incurring or will incur expenditures related to the start-up of these businesses, with no guarantee that production targets set by the Company will be met or that these businesses will be profitable. Various factors such as economic conditions, interest rates, competition and the lack of the Company's prior experience in originating manufactured housing or other loans could all impact these new production sources.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
               None

Item 2.  Changes in Securities
              Not applicable

Item 3.  Defaults Upon Senior Securities
              Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

               None

Item 5.  Other Information
              None

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits
               3.1Form of Amendment to Articles of  Incorporation  regarding par value of the Preferred Stock (Incorporated herein by reference to the Exhibit to the Registrant's Current Report on Form 8-K, filed October 15, 1996).

        (b)  Reports on Form 8-K
               Current Report on Form 8-K filed with the Commission on October 15, 1996, regarding the issuance of Series C 9.73% Cumulative Convertible preferred Stock)

                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              ESOURCE MORTGAGE CAPITAL, INC.


                                              By: /s/ Thomas H. Potts
                                                 Thomas H. Potts, President
                                               authorized officer of registrant)





                                                     /s/ Lynn K. Geurin
                                                  Lynn K. Geurin, Executive Vice
                                           President and Chief Financial Officer
                                                  (principal accounting officer)

     Dated:  November 14, 1996