Form 10-Q/A
period 1996-09-30
RESOURCE MORTGAGE CAPITAL INC/VA
filed 1997-03-05
CIK 826675

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-Q/A

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



        10900 Nuckols Road, Glen Allen, Virginia             23060


            (Address of principal executive offices)   (Zip Code)



                               (804) 217-5800


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

                                 INDEX



                                                                            PAGE

PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheets at September 30, 1996 and
                December 31, 1995.............................................3

                Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and 1995......................4

                Consolidated Statement of Shareholders' Equity for
                the nine months ended September 30, 1996......................5

                Consolidated Statements of Cash Flows for the nine months
                ended September 30, 1996 and 1995.............................6

                Notes to Unaudited Consolidated Financial Statements..........7

      Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................11


PART II.   OTHER INFORMATION

      Item 1.  Legal Proceedings.............................................31

      Item 2.  Changes in Securities.........................................31

      Item 3.  Defaults Upon Senior Securities...............................31

      Item 4.  Submission of Matters to a Vote of Security Holders...........31

      Item 5.  Other Information.............................................31

      Item 6.  Exhibits and Reports on Form 8-K..............................31


      SIGNATURES.............................................................32

===================================================================
PART I.  FINANCIAL INFORMATION
===================================================================
Item 1.  Financial Statements

RESOURCE MORTGAGE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)
                                                     September 30,       December 31,
                                                         1996                1995
                                                    ---------------     -------------
ASSETS
Investments:
  Mortgage investments:
    Collateral for CMOs                              $ 2,894,434       $   1,028,935
    Mortgage securities                                1,340,400           2,149,416
  Loans in warehouse                                     190,253             247,633
  Note receivable                                         47,500                   -
                                                    -------------       -------------
                                                       4,472,587           3,425,984

Cash                                                      13,752              22,229
Accrued interest receivable                               10,104              14,851
Other assets                                              16,946              26,974
                                                    -------------       -------------
                                                     $ 4,513,389         $ 3,490,038
                                                    =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Collateralized mortgage                                2,710,648         $   949,139
obligations
Repurchase agreements                                  1,226,401           1,983,358
Notes payable                                             94,969             154,041
Accrued interest payable                                   3,807               5,278
Other liabilities                                         29,721              43,399
                                                    -------------       -------------
                                                       4,065,546           3,135,215
                                                    -------------       -------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per
 share, 50,000,000 shares authorized:
    9.75% Cumulative Convertible Series A
       1,552,500 issued and outstanding
       ($37,260 aggregate liquidation preference)         35,460              35,460
    9.55% Cumulative Convertible Series B
        2,196,824 issued and outstanding
       ($53,822 aggregate liquidation preference)         51,425              51,425
Common stock, par value $.01 per share,
  50,000,000 shares authorized,
  20,553,943 and 20,198,654
  issued and outstanding, respectively                       206                 202
Additional paid-in capital                               289,085             281,508
Net unrealized gain (loss) on mortgage investments        65,596              (4,759)
Retained earnings (deficit)                                6,071              (9,013)
                                                    -------------       -------------
                                                         447,843             354,823
                                                    -------------       -------------
                                                     $ 4,513,389         $ 3,490,038
                                                    =============       =============

See notes to unaudited consolidated financial statements.

RESOURCE MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)

                                           Three Months Ended     Nine Months Ended
                                             September 30,          September 30,
                                          1996       1995         1996        1995
                                       ----------  ---------  -----------  ----------
Interest income:
 Collateral for CMOs                    $  40,237   $ 18,234   $   95,880   $  40,940
 Mortgage securities                       33,388     42,110      105,344     122,695
 Loans in warehouse                         4,025      6,406       26,505      24,941
 Note receivable                              763          -        1,175           -
                                       ----------  ---------  -----------  ----------
                                           78,413     66,750      228,904     188,576
                                       ----------  ---------  -----------  ----------

Interest and related expense:
 Collateralized mortgage obligations       31,191     14,557       75,270      34,747
 Repurchase agreements                     25,190     35,130       88,150     111,441
 Notes payable                              1,743      3,192        6,588       9,045
 Other                                        387        791        2,083       3,182
 Provision for losses                         900      1,174        1,700       1,636
                                       ----------  ---------  -----------  ----------
                                           59,411     54,844      173,791     160,051
                                       ----------  ---------  -----------  ----------

Net interest margin                        19,002     11,906       55,113      28,525

Gain (loss)on sale of
  single-family operations                 (1,385)        -       17,514           -
Gain (loss) on sale of mortgage
  investments, net of associated costs      3,297      2,307       (2,899)     7,157
Other income                                   89        316        1,112       2,235
General and administrative expenses        (4,445)    (4,401)     (15,700)    (13,152)
                                         ==========  =========  ==========   =========
Net income                               $ 16,558   $ 10,128   $   55,140   $  24,765
                                         ==========  =========  ==========   =========

Net income                                 16,558     10,128       55,140      24,765
Dividends on preferred stock               (2,195)      (908)      (6,581)       (908)
                                         =========   ========   ==========   =========
Net income available to common
  shareholders                          $  14,363   $  9,220   $   48,559   $  23,857
                                         ==========  =========  ==========   =========

Per common share:
  Primary                               $    0.70   $   0.46   $     2.38   $    1.19
                                         ==========  =========  ===========  ===========

  Fully diluted                         $    0.68   $   0.46   $     2.28   $    1.19
                                         ==========  =========  ===========  ===========


See notes to unaudited consolidated financial statements.


RESOURCE MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(amounts in thousands except share data)



                                                                                    net
                                        Preferred                                 unrealized
                                          stock                        Additional gain/(loss)  retained
                                    Series       Series       Common    paid-in    mortgage     earnings
                                      A             B         stock     capital   investments  (deficit)   Total
                                   ---------     ---------   -------   --------    -------     --------   -------
Balance at December 31, 1995       $35,460      $51,425      $202    $281,508   $(4,759)     $(9,013)  $354,823
Net income - nine months ended
  September 30, 1996                     -            -         -           -         -       55,140     55,140
Issuance of common stock                 -            -         4       7,577         -            -      7,581
Net change in unrealized gain
  (loss) on mortgage investments         -            -         -           -    70,355            -     70,355
 Common dividends declared -
  $1.645 per  share                      -            -         -           -         -      (33,475)   (33,475)
Preferred Series A dividends
  declared - $1.755 per share            -            -         -           -         -       (2,725)    (2,725)
Preferred Series B dividends
   declared - $1.755 per share           -            -         -           -         -       (3,856)    (3,856)
                                   --------    ---------    -------   --------  ---------   ---------   --------
Balance at September 30, 1996         $5,460     $51,425      $206     $289,085   $65,596      $6,071   $447,843
                                   =========   =========   ========  ========== =========  ========== ==========

See notes to unaudited consolidated financial statements.


RESOURCE MORTGAGE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
                                                  Nine Months Ended
                                                    September 30,
                                                  1996        1995
                                                ---------   --------
 Operating activities:
  Net income available to common shareholders    $ 48,559    $23,857

  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for losses                            1,700      1,636
   Net loss (gain) from sale of mortgage
     investments                                   2,899     (2,276 )
   Gain on sale of single-family operations      (17,514 )        -
   Amortization and depreciation                  16,574      9,651
   Net decrease in loans in warehouse             78,969     191,574
   Net decrease in accrued interest, other
     assets and other liabilities                (61,604 )   (14,064)
   Other                                               -      2,638
                                                 ---------   --------
      Net cash provided by operating activities   69,583     213,016
                                                 ---------   --------

Investing activities:
 Collateral for CMOs:
   Fundings of loans subsequently securitized (1,571,670)   (464,564)
   Principal payments on collateral              296,752     149,908
   Net change in funds held by trustees            3,056         797
                                                 ---------   --------
                                              (1,271,862)   (313,859)

  Purchase of mortgage securities                (51,157 )  (431,226)
  Principal payments on mortgage securities      287,277     171,875
  Proceeds from sales of mortgage securities      25,112     634,364
  Proceeds from sale of single-family
    operations                                    20,413          -
  Capital  expenditures                           (1,913 )      (584)
                                                 ---------   --------
      Net cash (used for) provided by
        investing activities                    (992,130)     60,570
                                                 ---------   --------

Financing activities:
  Collateralized mortgage obligations
   Proceeds from issuance of securities         2,059,754    451,155
   Principal payments on securities              (277,840)  (125,692)
                                                 ---------   --------
                                                1,781,914    325,463

  Repayments of borrowings, net                  (837,921)  (623,146)
  Proceeds from issuance of common stock, net       7,581     36,435
  Dividends paid                                  (37,504)   (15,275)
                                                 ---------   --------
      Net cash provided by (used for)
        financing activities                      914,070   (276,523)
                                                 ---------   --------

Net decrease in cash                               (8,477)    (2,937)
Cash at beginning of period                        22,229      6,340
                                                 =========   ========
Cash at end of period                             $13,752     $3,403
                                                 =========   ========

Cash paid for interest                          $ 167,404   $160,279
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

NOTE 2--NET INCOME PER COMMON SHARE

Net income per common share as shown on the consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995 is presented on both a primary net income per common share and fully diluted net income per common share basis. Fully diluted net income per common share is computed by dividing net income applicable to common stock by the average number of shares of common stock and common stock equivalents outstanding for items that are dilutive. The average number of shares is increased by the assumed conversion of convertible items, but only if dilutive. For the three and nine months ended September 30, 1996, the Company's Series A and B Cumulative Convertible Preferred Stocks were dilutive. Series A and Series B Preferred Stock are convertible to shares of common stock on a one-for-one basis. The following table summarizes the average number of shares of common stock and equivalents used to compute primary and fully diluted net income per common share for the three and nine months ended September 30, 1996 and 1995:

--------------------------------------------------------------------
                        Three months ended      Nine months ended
                          September 30,           September 30,
                         1996         1995      1996        1995
                      ------------ ---------------------  ----------

    Primary           20,510,777   20,129,011 20,385,592  20,104,265

    Fully diluted     24,260,101   20,129,011 24,134,916  20,104,265
 --------------------------------------------------------------------

NOTE 3--AVAILABLE FOR SALE MORTGAGE INVESTMENTS

The following table summarizes the Company's amortized cost basis of collateral for CMOs and mortgage securities held at September 30, 1996 and December 31, 1995, and the related average effective interest rates (calculated excluding unrealized gains and losses) for the month ended September 30, 1996 and December 31, 1995:


---------------------------------------------------------------------------------------
                                        September 30, 1996      December 31, 1995
---------------------------------------------------------------------------------------

                                       Amortized  Effective  Amortized    Effective
                                         Cost     Interest     Cost       Interest
                                                    Rate                    Rate
---------------------------------------------------------------------------------------
Collateral for CMOs                    $ 2,850,371    8.3%   $ 1,012,399      8.4%
Allowance for losses                       (31,764)               (1,800)
---------------------------------------------------------------------------------------
  Amortized cost, net                  $ 2,818,607           $ 1,010,599
---------------------------------------------------------------------------------------

Mortgage securities:
  Adjustable-rate mortgage securities  $ 1,296,188    6.6%   $ 2,087,435      7.0%
  Fixed-rate mortgage securities            22,680   10.3%        35,074     10.6%
  Other mortgage securities                 38,006   18.0%        56,190      8.8%
---------------------------------------------------------------------------------------
                                         1,356,874             2,178,699
  Allowance for losses                      (6,244)               (6,188)
---------------------------------------------------------------------------------------
  Amortized cost, net                  $ 1,350,630           $ 2,172,511
---------------------------------------------------------------------------------------

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

The following table presents the fair value of the Company's collateral for CMOs and mortgage securities held at September 30, 1996 and December 31, 1995:

--------------------------------------------------------------------------------
                           September 30, 1996             December 31, 1995
--------------------------------------------------------------------------------

                      Collateral        Mortgage     Collateral       Mortgage
                       for CMOs         securities     for CMOs       securities
--------------------------------------------------------------------------------

Amortized cost, net     $2,818,607     $1,350,630     $1,010,599     $2,172,511
Gross unrealized gains      76,288         21,647         20,208         22,488
Gross unrealized losses       (461)       (31,877)        (1,872)       (45,583)
--------------------------------------------------------------------------------
  Fair value           $ 2,894,434     $1,340,400    $ 1,028,935     $2,149,416
--------------------------------------------------------------------------------



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

                       RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------
                                                        Three Months Ended  Nine Months Ended
                                                            September 30,       September 30,
                                                       ------------------- --------------------
(amounts in thousands except per share information)       1996      1995      1996      1995
                                                        --------- --------- -------- ----------

Net interest margin                                    $ 19,002   $11,906   $ 55,113   $28,525
Gain (loss) on sale of single-family operations          (1,385 )       -     17,514         -
Gain (loss) on sale of mortgage investments, net          3,297     2,307     (2,899)    7,157
General and administrative expenses                       4,445     4,401     15,700    13,152
Net income                                               16,558    10,128     55,140    24,765
Primary net income per common share                        0.70      0.46       2.38      1.19
Fully diluted net income per common share                  0.68      0.46       2.28      1.19

Principal balance of  loans
  funded through production operations                   70,757   242,213    656,460   679,008

  Dividends declared per share:
     Common                                             $ 0.585   $0.440     $ 1.645    $ 1.200
     Series A Preferred                                   0.585    0.585       1.755      0.585
     Series B Preferred                                   0.585        -       1.755          -
-----------------------------------------------------------------------------------------------

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


           Average Balances and Effective Interest Rates

-------------------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                     Nine Months Ended
                                                        September 30,                            September 30,
                                         -------------------------------------------------------------------------------------------
(amounts in thousands)                             1996                 1995                1996                     1995
                                         ------------------------  ------------------- ---------------------------------------------
                                             Average    Effective   Average   Effectve   Average    Effective    Average   Effective
                                             Balance      Rate      Balance     Rate     Balance      Rate       Balance     Rate
                                          ------------  ---------  --------- --------- ------------ ---------- ----------- ---------
  Interest-earning assets : (1)
    Collateral for CMOs (2)                $1,949,747    8.25%      $833,871   8.38%    $1,541,407    8.29%      $ 635,493    8.50%
    Adjustable-rate mortgage securities     1,821,973    6.61      2,209,192    6.96      1,910,486    6.72      2,151,567    6.74
    Fixed-rate mortgage securities             41,631   10.22         66,674    9.09         41,157   10.77        104,699    8.10
    Other mortgage securities                  50,934   17.32         54,132   15.81         56,368   13.45         56,744   17.76
    Note receivable                            47,500    6.43              -       -         24,278    6.45              -       -
    Loans in warehouse                        194,753    8.27        286,566    9.01        424,599    8.32        385,207    8.30
                                          ------------  -------  ------------  -------  ------------  -------   ---------   --------
      Total interest-earning assets        $4,106,538    7.64%    $3,450,435    7.66%    $3,998,295    7.63%    $3,333,710    7.49%
                                          ============  =======  ============  =======  ============  =======  ===========  ========

 Interest-bearing liabilities:
   CMOs (3)                                $1,843,194    6.50%      $787,372    7.14%    $1,461,615    6.59%      $614,651   7.23%
   Repurchase agreements:
    Adjustable-rate mortgage securities     1,720,430    5.50      2,075,714    6.17      1,819,937    5.57      1,981,963    6.31
    Fixed-rate mortgage securities             37,691    5.68         59,786    5.63         33,175    5.75         95,533    5.48
    Other mortgage securities                   8,911    5.62          6,212    6.31          8,421    5.73          5,870    6.36
    Warehouse                                  55,927    5.89        118,545    6.92        240,757    6.28        248,067    7.08
   Warehouse notes payable                      1,791    7.15        112,048    7.13         45,951    5.80         85,751    7.68
                                          ------------  -------  ------------  -------  ------------  -------  ------------  -------
       Total interest-bearing liabilities  $3,667,944    6.07%    $3,159,677    6.46%    $3,609,856    6.03%    $3,031,835    6.57%
                                          ============  =======  ============  =======  ============  =======  ============  =======
 Net interest spread on all investments                  1.57%                  1.20%                  1.60%                  0.92%
                                                        -------                -------                -------                -------
 Net yield on average interest earning assets            2.21%                  1.74%                  2.19%                  1.51%
 -----------------------------------------------------------------------------------------------------------------------------------

(1)Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2)Average balances exclude funds held by trustees of $2,555 and $2,953 for the three months ended September 30, 1996 and September 30, 1995, respectively, and $2,995 and $3,999 for the nine months ended September 30, 1996 and September 30, 1995, respectively.
(3)Effective rates are calculated excluding non-interest related CMO expenses and provision for credit losses.

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

--------------------------------------------------------------------------------
                                                                  Asset
                        Average                         Daily     Yield
                       Interest              Average    Average   versus
                        Earning  Interest    Asset       Six       Six
                         Assets  Income      Yield      Month     Month
                                                        LIBOR     LIBOR
--------------------------------------------------------------------------------

1995, Quarter 1        $3,406.9  $60.8       7.14%       6.60%    0.54%
1995, Quarter 2         3,181.4   61.3       7.71%       6.14%    1.57%
1995, Quarter 3         3,450.4   66.8       7.74%       5.89%    1.85%
1995, Quarter 4         3,360.8   64.5       7.67%       5.75%    1.92%
1996, Quarter 1         3,746.3   72.1       7.70%       5.34%    2.36%
1996, Quarter 2         4,164.8   78.3       7.52%       5.64%    1.88%
1996, Quarter 3         4,106.5   78.4       7.64%       5.80%    1.84%
--------------------------------------------------------------------------------

The net yield on average interest earning assets increased to 2.21% for the three months ended September 30, 1996, compared to 2.11% for the three months ended June 30, 1996 and 1.74% for the three months ended September 30, 1995. The increase from the three months ended June 30, 1996 and September 30, 1995 is principally due to the increase in the spread earned on the interest-earning assets, despite an increase in average interest-earning assets to $4.1 billion for the three months ended September 30, 1996. Average interest earning assets will continue to increase as the Company retains loans funded through its production operations as collateral for CMOs. Net yield on average interest-earning assets is expected to decrease as a result. Net yield as a percentage of net average assets (defined as interest earning assets less non-recourse CMOs issued), was 3.28% for the three months ended September 30, 1996, versus 2.97% for the three months ended June 30, 1996 and 2.07% for the three months ended September 30, 1995. Net yield as a percentage of net average assets is expected to increase due to the continued use of non-recourse CMOs. The net yield percentages presented below exclude non-interest CMO expenses such as provision for credit losses, and interest on senior notes payable. For the three months ended September 30, 1996, if these expenses were included, the net yield on average interest-earning assets would be 1.85%, and the net yield on net average assets would be 2.78%, respectively.


           Net Yield on Average Interest Earning Assets
                          ($ in millions)

------------------------------------------------------------------
                                   Net
                      Average     Yield                   Net
                     Interest      on         Net        Yield
                      Earning     Average    Average    on  Net
                       Assets    Interest   Assets     Average
                                 Earning      (1)       Assets
                                  Assets
----------------------------------------------------------------

1995, Quarter 1        $3,406.9    1.23%    $3,259.8     1.29%
1995, Quarter 2         3,181.4    1.60%     3,036.6     1.64%
1995, Quarter 3         3,450.4    1.74%     3,031.5     2.07%
1995, Quarter 4         3,360.8    2.00%     2,800.4     2.53%
1996, Quarter 1         3,746.3    2.23%     2,757.5     3.03%
1996, Quarter 2         4,164.8    2.11%     2,937.9     2.97%
1996, Quarter 3         4,106.5    2.21%     2,734.3     3.28%
-----------------------------------------------------------------

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


                  Premium Basis and Amortization
                          ($ in millions)

--------------------------------------------------------------------------------
                                                                    Amortization
                                                           Ending    Expense
                                                CPR       Investment  as a %
                     Net         Amortization Annualized  Principal   of
                      Premium      Expense      Rate       Balance   Average
                     (Discount)                                      Assets
-----------------------------------------------------------------------------
1995, Quarter 1           26.6         1.0       (1)     $  2,454.2 $  0.12%
1995, Quarter 2           23.7         1.6       (1)        2,432.5    0.21%
1995, Quarter 3           35.3         2.5       (1)        2,705.0    0.30%
1995, Quarter 4           39.3         2.8       (1)        2,772.9    0.33%
1996, Quarter 1           49.3         3.2       30%        3,214.4    0.34%
1996, Quarter 2           56.0         4.0       28%        3,557.7    0.38%
1996, Quarter 3           60.8         2.8       19%        3,808.3    0.28%
--------------------------------------------------------------------------------

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

                           Cost of Funds
                          ($ in millions)

--------------------------------------------------------------------------
                           Average     GAAP             Cost   Average
                          Borrowed    Interest           of     One-month
                             Funds     Expense         Funds   LIBOR
                                          (a)
--------------------------------------------------------------------------
1995, Quarter 1           $3,058.1       $ 50.3         6.58%     6.06%
1995, Quarter 2            2,906.1         48.5         6.68%     6.08%
1995, Quarter 3            3,159.7         51.0         6.46%     5.88%
1995, Quarter 4            3,025.3         47.6         6.30%     5.86%
1996, Quarter 1            3,425.8         51.3         5.99%     5.43%
1996, Quarter 2            3,735.8         56.4         6.04%     5.45%
1996, Quarter 3            3,667.9         55.7         6.07%     5.46%
--------------------------------------------------------------------------

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

    Instruments Used for Interest Rate Risk Management Purposes
                          ($ in millions)

------------------------------------------------------------------------

                          Interest  Interest  Financial   Options
Notional                   Rate      Rate                    on
Amounts                    Caps      Swaps    Futures      Futures
------------------------------------------------------------------------

1995, Quarter 1          $  1,475  $    200     $   -    $       -
1995, Quarter 2             1,475       200      1,000         500
1995, Quarter 3             1,475       220      1,000         500
1995, Quarter 4             1,575     1,227      1,000       2,130
1996, Quarter 1             1,575     1,631      1,000       1,250
1996, Quarter 2             1,575     1,559        400         880
1996, Quarter 3             1,499     1,480      1,550          -
------------------------------------------------------------------------


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


                Net Interest Rate Agreement Expense
                          ($ in millions)

------------------------------------------------------------------
                                                      Net Expense
                                         Net Expense         as
                             Net       as Percentage    Percentage
                          Interest      of Average     of Average
                             Rate          Assets       Borrowings
                         Agreement     (annualized)   (annualized)
                          Expense
------------------------------------------------------------------
1995, Quarter 1            $ 1.38          0.160%         0.180%
1995, Quarter 2              1.30          0.163%         0.165%
1995, Quarter 3              0.86          0.108%         0.119%
1995, Quarter 4              0.16          0.018%         0.020%
1996, Quarter 1              1.63          0.174%         0.191%
1996, Quarter 2              1.02          0.100%         0.110%
1996, Quarter 3              1.29          0.126%         0.141%
------------------------------------------------------------------

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

            Credit Reserves and Actual Credit Losses
                          ($ in millions)

------------------------------------------------------------------------------
                                                                     Credit
                                                           Credit    Reserves
                    Outstanding  Maximum           Actual   Reserves  to
                        Loan      Credit   Credit   Credit   to       Average
                        Balance  Exposure Reserves Losses   Average   Common
                                                             Assets    Equity
------------------------------------------------------------------------------
1995, Quarter 2       $  2,435   $ 49.6   $ 14.6   $   -      0.46%     5.36%
1995, Quarter 3          2,462     51.3     16.4       -      0.48%     6.01%
1995, Quarter 4          2,504     65.9     18.5       -      0.55%     6.71%
1996, Quarter 1          2,888     79.2     19.3       -      0.52%     6.95%
1996, Quarter 2          3,131    106.7     79.0     1.1      1.90%    27.04%
1996, Quarter 3          3,919    109.5     80.0     2.0      1.95%    26.69%
------------------------------------------------------------------------------

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

                      Delinquency Statistics

-------------------------------------------------------------------------
                          60 to 90       90 days and over
                              days       delinquent (includes      Total
                           delinquent   REO and foreclosures)
-------------------------------------------------------------------------
1995, Quarter 2             0.54%             1.24%                1.78%
1995, Quarter 3             0.78%             1.77%                2.55%
1995, Quarter 4             2.50%             3.23%                5.73%
1996, Quarter 1             0.90%             2.95%                3.85%
1996, Quarter 2             1.91%             3.47%                5.38%
1996, Quarter 3             0.73%             3.01%                3.75%
-------------------------------------------------------------------------

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

               Mortgage Investments by Credit Rating
                          ($ in millions)

-------------------------------------------------------------------------------------------------------------
                      AAA          AA         A        Below         AAA      AA         A       Below A
                  Carrying     Carrying   Carrying       A          Percent   Percent    Percent  Percent
                    Value        Value     Value      Carrying       of       of         of          of
                                                       Value        Total    Total       Total     Total
----------------------------------------------------------------------------------------------------------
1996, Quarter 1    $ 2,540.6   $ 943.1    $ 64.2     $  7.3       71.5%       26.5%      1.8%       0.2%
1996, Quarter 2      2,958.6     914.0      63.6        5.3       75.1%       23.2%      1.6%       0.1%
1996, Quarter 3      3,359.4     766.4      17.1        4.9       81.0%       18.5%      0.4%       0.1%
--------------------------------------------------------------------------------------------------------------


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

                       Production Activity
                         ($ in thousands)

----------------------------------------------------------------------------------
                                       Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                       --------------------  ---------------------
                                          1996       1995      1996       1995
                                       ----------  --------  ---------  ----------
Multi-family                           $ 57,394         $-    $141,068   $ 10,741
Manufactured Housing                     13,363          -      16,104          -
Single-family                                 -    242,213     499,288    668,267
                                       ========    =======    ========    ========
Total principal amount of loans funded
  through mortgage operations         $  70,757   $242,213    $656,460   $679,008
                                       ========    =======    ========    ========

Single-family loans bulk purchased    $ 201,992   $     -     $719,259     22,433
                                       ========     ======     =======    ========

Principal amount securitized or sold  $ 204,924   $138,149  $1,357,564   $865,995
                                        ========    ======     =======     =======
---------------------------------------------------------------------


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

                     Operating Expense Ratios

--------------------------------------------------------------------------------
                                               G&A                    G&A
                       G&A                Expense/Average        Expense/Average
                        Efficiency        Interest-earning           Total
                        Ratio (a)             Assets               Equity (b)
                                           (Annualized)           (Annualized)
--------------------------------------------------------------------------------
1995, Quarter 1             7.26%               0.52%                 6.48%
1995, Quarter 2             7.07%               0.54%                 6.13%
1995, Quarter 3             6.68%               0.51%                 5.71%
1995, Quarter 4             7.51%               0.59%                 5.50%
1996, Quarter 1             8.25%               0.64%                 6.53%
1996, Quarter 2             6.77%               0.51%                 5.60%
1996, Quarter 3             5.67%               0.43%                 4.60%
--------------------------------------------------------------------------------

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

                  Components of Return on Equity

------------------------------------------------------------------------------------------------------------------
                       Net
                     Interest    Provision    Gains and                  Preferred
                     Margin/     for Losses  Other Income  G$A Expense    Dividend    Return on
                     Average     /Average     /Average       /Average      /Average    Average        Income
                     Common       Common       Common       Common         Common      Common        Available
                     Equity       Equity       Equity        Equity       Equity        Equity       to Common
                  (annualized) (annualized) (annualized)  (annualized)  (annualized) (annualized)  Shareholders
---------------------------------------------------------------------------------------------------------------

1995, Quarter 1      11.17%        0.31%        5.30%         6.48%          N/A         9.68%       $ 6,596
1995, Quarter 2      13.91%        0.37%        4.64%         6.36%          N/A        11.81%         8,041
1995, Quarter 3      19.19%        1.72%        3.85%         6.45%         1.33%       13.53%         9,220
1995, Quarter 4      21.99%        1.82%        4.68%         7.22%         2.67%       14.96%        12,145
1996, Quarter 1      26.26%        0.58%        1.18%         8.58%         3.16%       15.12%        10,492
1996, Quarter 2      25.59%        0.55%       17.67%         7.26%         3.00%       32.45%        23,704
1996, Quarter 3      26.56%        1.20%        2.67%         5.93%         2.93%       19.17%        14,363
---------------------------------------------------------------------------------------------------------------


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

                         Dividend Summary
            ($ in thousands, except per share amounts)
-------------------------------------------------------------------------------------------
                    Taxable Net    Taxable Net    Dividend
                      Income          Income      Declared                  Cumulative
                    Available to       Per         Per       Dividend       Undistributed
                     Common          Common       Common      Pay-out         Taxable
                    Shareholders     Share         Share      Ration      Income/(Loss)
-------------------------------------------------------------------------------------------
1995, Quarter 1         $5,070        $0.25       $ 0.36        144%        $1,507
1995, Quarter 2          5,577         0.28         0.40        143%          (956)
1995, Quarter 3         11,223         0.56         0.44         79%         1,410
1995, Quarter 4         13,176         0.65         0.48         74%         4,882
1996, Quarter 1         12,719         0.63         0.51         81%         7,249
1996, Quarter 2         13,359         0.65         0.55         84%         9,376
1996, Quarter 3         13,973         0.68         0.585        86%        11,194
-------------------------------------------------------------------------------------------

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

             Potential Immediate Sources of Liquidity
                          ($ in millions)

-------------------------------------------------------------------------------
                                                                   Potential
                                                                  Immediate
                                    Estimated      Potential       Sources of
                                     Unused        Immediate    Liquidity as a
                      Cash          Borrowing      Sources of     % of Recourse
                      Balance       Capacity       Liquidity    Borrowings (a)
-----------------------------------------------------------------------------
1996, Quarter 1        $   8.5        $ 32.6         $ 41.1           1.79%
1996, Quarter 2           20.9         102.8          123.7           6.56%
1996, Quarter 3           13.8         118.7          132.5          10.13%
-------------------------------------------------------------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders

           None

Item 5.  Other Information
          None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits
           3.1 Form of Amendment to Articles of Incorporation regarding par value of the Preferred Stock (Incorporated herein by reference to the Exhibit to the Registrant's Current Report on Form 8-K, filed October 15, 1996).

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




            RESOURCE MORTGAGE CAPITAL, INC.


            By: /s/ Thomas H. Potts
            ----------------------------
            Thomas H. Potts, President
            (authorized officer of registrant)





            /s/ Lynn K. Geurin
            ---------------------------
            Lynn K. Geurin, Executive Vice President and Chief Financial Officer (principal accounting officer)


    Dated:  March 5, 1997