Form 10-K
period 1996-12-31
RESOURCE MORTGAGE CAPITAL INC/VA
filed 1997-03-24
CIK 826675

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-K
(Mark One)
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996
                                      OR
   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                        Commission file number 1-9819

                       RESOURCE MORTGAGE CAPITAL, INC.
            (Exact name of registrant as specified in its charter)

       Virginia                                             52-1549373
(State or other jurisdiction of incorporation)       (I.R.S. Employer I.D. No.)
or organization)

10900 Nuckols Road, Third Floor, Glen Allen, Virginia       23060
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code: (804) 217-5800

         Securities registered pursuant to Section 12(b) of the Act: Title of each class Name of each exchange on which registered Common Stock, $.01 par value New York Stock Exchange

               Securities registered pursuant to Section 12(g) of the Act: Title of each class Name of each exchange on which registered Series A 9.75% Cumulative Convertible Nasdaq National Market Preferred Stock, $.01 par value Series B 9.55% Cumulative Convertible Nasdaq National Market Preferred Stock, $.01 par value Series C 9.73% Cumulative Convertible Nasdaq National Market Preferred Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $606,673,975 (20,055,338 shares at a closing price on The New York Stock Exchange of $30.25). Common stock outstanding as of February 28, 1997 was 20,890,742 shares.


                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 1996, are incorporated by reference into
Part III.

                       RESOURCE MORTGAGE CAPITAL, INC.
                         1996 FORM 10-K ANNUAL REPORT

                              TABLE OF CONTENTS
                                                                       PAGE
                                    PART I
Item 1.     BUSINESS................................................    3


Item 2.     PROPERTIES..............................................    15

Item 3.     LEGAL PROCEEDINGS.......................................    15

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....    15


                                   PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY

            AND RELATED STOCKHOLDER MATTERS.........................    16

Item 6.     SELECTED FINANCIAL DATA.................................    17


Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........    18


Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............    38

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE..................    38


                                   PART III


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......    38

Item 11.    EXECUTIVE COMPENSATION..................................    38


Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

            OWNERS AND MANAGEMENT...................................    38

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........    38


                                   PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

            AND REPORTS ON FORM 8-K.................................    38


Item 1.          BUSINESS

General


   Resource Mortgage Capital, Inc. (the "Company") is a mortgage and consumer finance company which uses its production operations to create investments for its portfolio. Currently, the Company's primary production operations include the origination of mortgage loans secured by multi-family properties and the origination of loans secured by manufactured homes. The Company intends to expand its production sources in the future to include other financial products, such as commercial real estate loans. The Company will generally securitize the loans funded as collateral for collateralized bonds, limiting its credit risk and providing long-term financing for its portfolio. The majority of the Company's current investment portfolio is comprised of loans or securities (ARM loans or ARM securities) that have coupon rates which adjust over time (subject to certain limitations) in conjunction with changes in short-term interest rates. The Company has elected to be treated as a real estate investment trust
(REIT) for federal income tax purposes and, as such, must distribute substantially all of its taxable income to shareholders and will generally not be subject to federal income tax.


   The Company's principal sources of earnings are net interest income on its investment portfolio. The Company's investment portfolio consists principally of collateral for collateralized bonds, ARM securities and loans held for securitization. The Company funds its portfolio investments with both borrowings and cash raised from the issuance of equity. For the portion of the portfolio investments funded with borrowings, the Company generates net interest income to the extent that there is a positive spread between the yield on the earning assets and the cost of borrowed funds. For that portion of the balance sheet that is funded with equity, net interest income is primarily a function of the yield generated from the interest-earning asset. The cost of the Company's borrowings may be increased or decreased by interest rate swap, cap, or floor agreements.

Business Focus and Strategy


     The Company strives to create a diversified portfolio of investments that in the aggregate generates stable income for the Company in a variety of interest rate environments and preserves the capital base of the Company. The Company seeks to generate growth in earnings and dividends per share in a variety of ways, including (i) developing production capabilities to originate and acquire financial assets in order to create attractively priced investments for its portfolio, as well as controlling the underwriting and servicing of such financial assets; (ii) adding investments to its portfolio when opportunities in the market are favorable and (iii) increasing the efficiency with which the Company utilizes its equity capital over time. To increase potential returns to shareholders, the Company also employs leverage through the use of secured borrowings (such as collateralized bonds) and repurchase agreements to fund a portion of its portfolio investments. As mentioned previously, the Company's current production operations are comprised primarily of multi-family and manufactured housing lending. The Company's strategy is to expand these production sources as well as to diversify into other financial products such as commercial real estate loans. The Company also intends to selectively purchase single-family loans in bulk with the intent to securitize such loans as collateral for collateralized bonds. By pursuing these strategies, the Company believes it can create investments for its portfolio at a lower effective cost than if investments of comparable risk profiles were purchased in the market, although there can be no assurance that the Company will be successful in accomplishing this strategy.

   The Company expects to fund the majority of the future growth in its investment portfolio by the issuance of collateralized bonds, which are debt securities collateralized by a pool of mortgage and/or manufactured housing loans. The loans which collateralize the collateralized bonds are treated as assets of the Company and the collateralized bonds are treated as liabilities of the Company. The Company generates net interest income to the extent that there is a positive spread between the yield on the loans which collateralize the collateralized bonds and the cost of the collateralized bond financing. The net interest spread will be directly impacted by the level of prepayments and credit losses on the underlying loans. The collateralized bond structure utilized by the Company generally limits its credit risk to the overcollateralization portion in each securitization, represented primarily by its net investment in the securitization (collateral for collateralized bonds less the collateralized bonds) and which amounts to between 2% and 5% of the initial loan pool. In addition, the collateralized bonds are non-recourse to the Company, although the Company may invest in a portion of the collateralized bonds issued. The Company may issue collateralized bonds from time to time based on its current portfolio management strategy, loan funding volume, market conditions and other factors.

   The Company's collateralized bond securitization strategy differs from the more common pass-through securitization structure used by other companies and also used primarily by the Company prior to 1995. As mentioned above, collateralized bond securitizations are recorded as financing transactions and, as such, there is no gain on sale recognition at securitization. Rather, income from these securities is recognized over their lives as net interest margin, which is generally not taxable to the Company as a REIT. Conversely, prior to 1995, income was primarily recognized as gain on sale of mortgage loans and was generated primarily by a taxable affiliated entity and, as such, was fully taxable. The Company believes that recognizing income over time as a result of utilizing the Company's current collateralized bond securitization strategy will reduce the earnings volatility that could have been experienced by utilizing former securitization strategies.


                            Production Operations

     The Company's current production operations consist primarily of the origination and purchase of loans, and the securitization of such loans. The production operations enable the Company to enhance its return on shareholders' equity (ROE) by earning a favorable net interest spread while loans are being accumulated for securitization and creating investments for its portfolio at a lower cost than if such investments were purchased from third parties. The creation of investments involves the issuance of collateralized bonds or pass-through securities collateralized by the loans generated from the Company's production activities and the retention of one or more classes of the collateralized bonds or securities relating to such issuance. The issuance of collateralized bonds and pass-through securities generally limits the Company's credit and interest rate risk in contrast to retaining loans in its investment portfolio in whole-loan form.

   Until May 1996, the Company's production operations were comprised mainly of its single-family mortgage operations that concentrated on the "non-conforming" segment of the residential loan market. The Company funded its single-family loans directly through mortgage brokers (wholesale) and purchased loans through a network of mortgage companies (correspondents). The single-family loans which were originated or purchased by the Company were secured by properties that were geographically-diversified throughout the United States. The Company built this single-family production operation from a start-up in 1988, funding $18.2 billion in principal amount of loans since inception. Loans originated through the Company's former single-family mortgage operations constitute the majority of loans underlying the securities that comprise the Company's current investment portfolio.


   On May 13, 1996, the Company sold its single-family mortgage operations to Dominion Mortgage Services, Inc. (Dominion), a wholly-owned subsidiary of Dominion Resources, Inc. (NYSE:D), for $68 million. Included in the sale of the single-family mortgage operations were the Company's single-family correspondent, wholesale and servicing operations. The sale resulted in a gain of $17.3 million, which was net of a provision of $31.0 million for possible losses on single-family loans where the Company has retained a portion of the credit risk and where prior to the sale the Company had serviced such single-family loans. The terms of the sale included an initial cash payment of $20.5 million, with the remainder of the purchase price to be paid evenly over the next five years pursuant to a note agreement. As a result of the sale, the Company is precluded from originating certain types of single-family mortgage loans through either correspondents or a wholesale network for a period of five years from the date of the sale. The Company may acquire single-family mortgage loans through bulk purchases of $25 million or more.


   Since the sale, the Company's primary production operations have been focused on multi-family lending and manufactured housing lending. The Company is currently broadening its multi-family lending capabilities to include other types of commercial real estate loans and to expand its manufactured housing lending to include inventory financing to manufactured housing dealers. The Company may also purchase single-family loans on a "bulk" basis from time to time and may originate such loans on a retail basis.

   The Company believes that it has been successful in operating its production activities. Since its initial public offering in February 1988, the Company's average total ROE has been 17%. The Company estimates that its ROE has averaged 4% higher than it would have otherwise been as a result of its production operations. For purposes of the above percentages, ROE was calculated on a weighted average basis prior to unrealized gains or losses on available-for-sale mortgage securities. The single-family operations have contributed $62 million to the Company's net earnings since 1988, including the $17.3 million of net gain recorded in May 1996, and have produced a positive mark-to-market on related single-family investments of $65.2 million as of December 31, 1996.

   While there can be no assurances in this regard, the Company believes that its future production activities will continue to have a favorable impact on its ROE and to create investments for its portfolio at a lower all-in cost than if investments with comparable risk profiles were purchased from third parties.

Multi-family Lending Operations


   The Company currently originates multi-family mortgage loans which are secured by apartment properties that have qualified for low-income housing tax credits (LIHTCs) under Section 42 of the Internal Revenue Code. Since 1992, the Company has funded approximately $355 million of multi-family mortgage loans through a brokerage arrangement with Multi-Family Capital Markets (MCM), a Richmond, Virginia-based company which the Company acquired in August 1996 for $4 million. The Company believes the acquisition of MCM will complement the Company's current strategy of expanding its multi-family lending activities and will improve its competitive position in the marketplace for such loans. The Company plans to broaden its income property lending beyond LIHTC apartment properties during 1997. Such properties may include apartment properties that have not received LIHTCs, assisted living and retirement housing, limited and full service hotels, urban or suburban office buildings, retail shopping strips and centers, light industrial buildings and manufactured housing parks. The Company contemplates that it would service and securitize such loans in its multi-family production.


   As of December 31, 1996, the Company had $208.2 million in principal balance of multi-family loans held for securitization. Such loans had an average principal balance of $3.6 million, and ranged in size from $0.6 million to $11.0 million. The Company has commitments to fund loans through 1998 of approximately $522 million as of December 31, 1996. As of such date, the Company had 17 employees directly involved in its multi-family lending operations.

   Current federal law provides that each state receive an annual allocation of LIHTCs. Each state then allocates portions of its LIHTC allocation to various developers for the purpose of constructing or rehabilitating low-income housing apartment properties. Based upon current allocation amounts, approximately 110,000 apartment units nationwide are constructed or rehabilitated annually. For property owners to be eligible for, and remain in compliance with the LIHTC regulations, owners must "set aside" at least 20% of the units for rental to families with income of 50% or less of the median income for the locality as determined by the Department of Housing and Urban Development (HUD), or at least 40% of the units to families with income of 60% or less of the HUD median income. Most owners elect the "40-60 set-aside" and designate 100% of the units in the project as LIHTC units. Additionally, rents cannot exceed 30% of the annual HUD median income adjusted for the unit's designated "family size."

   Generally, the LIHTCs are sold by the developers to investors prior to construction in order to provide additional equity for the project. The sale of the LIHTCs typically provides funds equal to approximately 50% of the construction costs of the project. The multi-family loans made by the Company normally fund the difference between the project cost (including a fee to the developer) and the funds generated from the sale of the LIHTCs. In addition to providing substantial equity for the apartment project, the Company believes the LIHTCs provide a strong on-going incentive to the owner of the property to maintain the property and meet its debt service obligations, since the owner, upon foreclosure, would lose any LIHTCs not already taken and may be subject to recapture of a portion of the LIHTCs already taken.

   With the acquisition of MCM, the multi-family mortgage loans originated by the Company are now sourced through the Company's direct relationships with developers and syndicators. There are no correspondent or broker relationships. Once a sufficient volume of multi-family loans are accumulated, the Company plans to securitize such loans through the issuance of collateralized bonds. The Company anticipates that the issuance of the collateralized bonds will limit the Company's future credit and interest rate risk on such multi-family loans. The Company presently intends to accumulate approximately $250 million of multi-family loans for a collateralized bond series to be issued during the first half of 1997. The Company has previously issued one series of collateralized bonds backed by multi-family loans. See "Loan Securitization Strategy."

   Underwriting. The Company underwrites all multi-family loans it originates. Among other criteria, the Company underwrites each multi-family loan to a minimum debt service coverage ratio of 1.15 times the property's net operating income, with a maximum loan to value of 80% of appraised value. The Company believes that such criteria are consistent with general underwriting standards for LIHTC multi-family properties. The Company's underwriting criteria are designed to assess the particular property's current and future capacity to make all debt service payments on a current basis and to ensure that adequate collateral value exists to support the loan. Each multi-family loan funded by the Company is approved by an internal loan committee, with a majority of its members not directly related to the lending function.


   Because the Company funds the loans at fixed-interest rates and also commits to funding future loans at fixed-interest rates, the Company is exposed to interest rate risk to the extent that interest rates increase in the future. The Company strives to mitigate such risk by the use of futures contracts and forward contracts of US treasury securities with duration characteristics similar to the multi-family loans and commitments.

Manufactured Housing Lending Operations


   The Company began to build the infrastructure of its manufactured housing lending operations during the fourth quarter of 1995 and commenced funding loans on manufactured homes during the second quarter of 1996. The Company believes that manufactured housing is a growing market with strong customer demand. The Company entered this business primarily to diversify its existing product line and to increase its overall production. Manufactured housing lending complements the Company's residential lending and securitization expertise.

   A manufactured home is distinguished from a traditional single-family home in that the housing unit is constructed in a plant, transported to the site and secured to a foundation, whereas a single-family home is built on the site. Loans on manufactured homes may take the form of a consumer installment loan (i.e., a personal property loan) when the borrower rents or owns the lot underlying the manufactured home or a traditional mortgage loan when the borrower owns the lot. To date, the Company has only originated consumer installment loans on manufactured homes, but plans to originate mortgage loans in the future. The Company offers both fixed and adjustable rate loans with terms ranging from 7 to 30 years. As of December 31, 1996, the Company had $41 million in principal balance of manufactured housing loans in inventory and had commitments outstanding of approximately $15 million. The average funded amount per loan is approximately $37,000. As of December 31, 1996, the Company had 60 employees directly involved in its manufactured housing lending operations.

   The rising cost of site built single-family housing in the United States has shifted consumer demand toward manufactured housing as an affordable alternative to traditional single-family homes. According to the December 1996 Manufacturing Report by the Manufactured Housing Institute, manufactured home sales, approximately 52% of which were multi-section homes, represented an estimated 24% of all new housing units produced in the United States in 1996. This represented a 7% increase in all new housing units produced in the United States since 1991. During 1996, approximately 363,000 manufactured homes were shipped to retailers (i.e., dealers) which then sell the homes to consumers, with the majority of such sales being financed as personal property loans using an installment sales contract. As the manufactured home is generally transported on public roads, each home is usually titled with the respective state department of motor vehicles.


   The Company's manufactured housing lending business is operated out of the Company's main office in Glen Allen, Virginia (the "home" office) and is supported currently with regional offices in North Carolina, Georgia, Texas and Michigan. The Company is planning to establish a fifth regional office on the West Coast during the second quarter of 1997. Each regional office supports three to four district sales managers who establish and maintain relationships with manufactured housing dealers. By using the home/regional/district office structure, the Company has created a decentralized customer service and loan origination organization with centralized controls and support functions. The Company believes that this approach also provides the Company with a greater ability to maintain customer service, to respond to market conditions, to enter and exit local markets and to test new products.

   The Company's current sources of originations are its dealer network and direct marketing to consumers. In the future, the Company plans to expand its sources of origination to nearly all sources for manufactured housing loans by establishing relationships with park owners, developers of manufactured housing communities, manufacturers of manufactured homes, brokers and correspondents. The Company currently advertises in trade publications to reach dealers and solicits loans through direct mail and telemarketing.

   The Company's dealer qualification criteria includes minimum equity requirements, minimum years of experience for principal officers, acceptable historical financial performance and various business references. The dealer application package is submitted by the dealer to the regional office manager for review and approval. As of December 31, 1996, the Company had 480 approved dealers with 752 sales locations. The Company plans to continue to expand its dealer network.

   Inventory Financing. The Company will offer inventory financing, or "lines of credit," to retail dealers for the purpose of purchasing manufactured housing inventory to display and sell to customers beginning in 1997. Under such arrangements, the Company will lend against the dealer's line of credit when an invoice representing the purchase of a manufactured home by a dealer is presented to the Company by the manufacturer of the manufactured home. Prior to approval of the line of credit for the dealer, the Company will perform a financial review of the manufacturer as well as the dealer. The Company will perform monthly inspections of the dealer's inventory financed by the Company and annual reviews of both the dealer and the manufacturer. Entrance into this area of financing is consistent with the Company's strategy to be a "full-service" provider to the manufactured housing industry.

      Underwriting. The Company underwrites 100% of the manufactured housing loans it originates. The loans are underwritten at the regional offices based on guidelines established by the Company. Home office approvals are required when loan amounts exceed specified lines of credit authority. Turnaround for approvals are within four to twenty-four hours with fundings usually within twenty-four to forty eight hours of receipt of complete documentation.

   Because of the decentralization of the Company's manufactured housing business, in addition to the Company's underwriting process and dealer approval program, the Company also plans to perform regional and district office reviews on a frequent basis to ensure that required procedures are being followed. These reviews will include the collections area, the remarketing of foreclosed or repossessed homes, underwriting, dealer performance and quality control. The periodic regional quality control reviews are performed to ensure that the underwriting guidelines are consistently applied. The Company also performs customer audits both before and after funding of the loan.

   Manufactured housing loans are primarily fixed-interest rate with some adjustable-rate and step-rate loans. To reduce interest rate risk associated with fixed-rate products, the Company will mitigate such risks through the use of forward sales, futures and/or swaps until the pool of loans is securitized. As of December 31, 1996, 95.3% of the loans were fixed-rate.

   The Company perfects its security interest on the loans that are in the form of installment sales contracts by filing title with the department of motor vehicles or UCC financing statements with the respective state. Such loans are eligible REIT assets.


Single-family Lending

   Pursuant to the terms of the sale of the Company's single-family operations to Dominion during the second quarter of 1996, the Company is precluded from originating or purchasing certain types of single-family loans through a wholesale or correspondent network through April, 2001. However, the Company may purchase any type of single-family loans on a "bulk" basis, i.e., in blocks of $25 million or more, and may originate loans on a retail basis. The Company intends to purchase single-family loans in bulk to the extent that the Company can generate a favorable return on investment upon securitization. Due to the sale of its single-family operations, the Company does not currently have the internal capability to directly underwrite or service single-family mortgage loans. In the future, the Company may re-establish an internal underwriting and servicing capability for single-family mortgage loans, similar to that which existed prior to the sale of its single-family operations. In the interim, the Company plans to occasionally bulk purchase "A" quality loans and the Company may utilize independent contractors to assist in the underwriting and servicing of such loans.


Loan Servicing

   During 1996, the Company established the capability to service both multi-family and manufactured housing loans funded through its production operations. The purpose of servicing the loans funded through the production operations is to better manage the Company's credit exposure while the loans are held for securitization, as well as the exposure which is usually generated when the Company retains a portion of the credit risk on a pool of the mortgage loans after securitization. The multi-family servicing function includes collection and remittance of principal and interest payments, administration of tax and insurance accounts, management of the replacement reserve funds, collection of certain insurance claims and, if the loan defaults, the resolution of such defaulted loan through either a modification or the foreclosure and sale of the property.

The manufactured housing servicing function was also established in 1996 and is operated in Fort Worth, Texas. As the servicer of such manufactured housing loans, the Company is responsible for the collection of monthly payments, and if the loan defaults, the resolution of such defaulted loan through either a modification or the repossession and sale of the related property. Minimizing the time between the date the loan goes in default and the time that the manufactured home is repossessed and sold is critical to mitigating losses on these loans.

Loan Securitization Strategy

   When a sufficient volume of loans is accumulated, the Company will generally securitize the loans through the issuance of collateralized bonds. The Company believes that securitization is an efficient and cost effective way for the Company to (i) reduce capital otherwise required to own the loans in whole loan form; (ii) limit the Company's exposure to credit risk on the loans; (iii) lower the overall cost of financing the loans and (iv) depending on the securitization structure, limit the Company's exposure to interest rate and/or valuation risk. As a result of the reduction in the availability of mortgage pool insurance, and the Company's desire to both reduce its recourse borrowings as a percentage of its overall borrowings, as well as, the variability of its earnings, the Company has utilized the collateralized bond structure for securitizing substantially all of its loan production since the beginning of 1995. Prior to 1995, the Company issued pass-through securities, in a senior-subordinated structure or with pool insurance.


   The securities are structured by the Company so that a substantial portion of the securities are rated in one of the two highest rating categories (i.e., AA or AAA) by at least one of the nationally recognized rating agencies. Credit enhancement for these securities may take the form of over-collateralization, subordination, reserve funds, mortgage pool insurance, bond insurance, third-party limited guaranties or any combination of the foregoing. The Company strives to use the most cost effective security structure and form of credit enhancement available at the time of securitization. Securities issued by the Company are not generally guaranteed by a federal agency. Each series of securities is expected to be fully payable from the collateral pledged to secure the series. Regardless of the form of credit enhancement, the Company may retain a limited portion of credit risk related to the loans after securitization. See "Credit Exposures" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".


Master Servicing

   The Company performs the function of master servicer for certain of the securities it has issued, including all of the securities it issued since 1995. The master servicer's function typically includes monitoring and reconciling the loan payments remitted by the servicers of the loans, determining the payments due on the securities and determining that the funds are correctly sent to a trustee or investors for each series of securities. Master servicing responsibilities also include monitoring the servicers' compliance with its servicing guidelines. As master servicer, the Company is paid a monthly fee based on the outstanding principal balance of each such loan master serviced or serviced by the Company as of the last day of each month. The Company has been master servicing mortgage loans since November 1993.

                             Investment Portfolio

Strategy

   The core of the Company's earnings are derived from its investment portfolio. The Company's strategy for its investment portfolio is to create a diversified portfolio of high quality assets that in the aggregate generates stable income for the Company in a variety of interest rate and prepayment environments and preserves the capital base of the Company. In many instances, the Company's investment strategy involves not only the creation of the asset, but structuring the related borrowing through the securitization process to create a stable yield profile.

At December 31, 1996, the Company's investments included the following amounts at their carrying basis:

                                                                  % of
          (amounts in thousands)                    Balance       Total
                                                   ----------   ----------
               Investments:
             Portfolio assets:
             Collateral for collateralized bonds     $2,702,294        68 %
             Mortgage securities:
              Adjustable-rate mortgage securities       758,946         19
              Fixed-rate mortgage                        32,535          1
              Other mortgage securities                 100,556          3
             Other portfolio assets                      96,236          2
                                                     ---------- -----------
                                                      3,690,567         93

            Loans held for securitization               265,537          7
                                                       -----------  --------

                    Total investments              $  3,956,104        100 %
                                                      ==========   =========





   The Company continuously monitors the aggregate projected net yield of its investment portfolio under various interest rate and prepayment environments. While certain investments may perform poorly in an increasing interest rate environment, certain investments may perform well, and others may not be impacted at all. Generally, the Company adds investments to its portfolio which are designed to increase the diversification and reduce the variability of the yield produced by the portfolio in different interest rate environments. The Company may add new types of investments to its portfolio in the future.

   Approximately $3.2 billion of the Company's portfolio assets as of December 31, 1996 are comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Generally, during a period of rising interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the ARM securities and collateral for collateralized bonds relative to the rate resets on the associated borrowings and (ii) rate resets on the ARM loans which are generally limited to 1% every six months, while the associated borrowings have no such limitation. As interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the cost or proceeds of interest rate swap, cap or floor agreements.

     Because of the 1% periodic cap nature of the ARM loans underlying the ARM securities, these securities may decline in market value in a rising interest rate environment. In a rapidly increasing rate environment, as was experienced in 1994, a decline in value may be significant enough to impact the amount of funds available under repurchase agreements to borrow against these securities. In order to maintain liquidity, the Company may be required to sell certain securities. To mitigate this potential liquidity risk, the Company strives to maintain excess liquidity to cover any additional margin required in a rapidly increasing interest rate environment, defined as a 3% increase in short-term interest rates over a twelve-month time period. The Company has also entered into an interest rate swap transaction aggregating $1.02 billion notional amount, which is designed to protect the Company's cash flow and earnings on the ARM securities and certain collateral on collateralized bonds in a rapidly rising interest rate environment. Under the terms of this interest rate swap agreement, the Company receives payment if one-month LIBOR increases by 1% or more in any six-month period. Finally, the Company has purchased $1.5 billion notional of interest rate cap agreements to reduce the risk of the lifetime interest rate limitation on the ARM securities and on certain collateralized bonds owned by the Company. Liquidity risk also exists with all other investments pledged as collateral for repurchase agreements, but to a lesser extent.


   The remaining portion of the Company's portfolio assets as of December 31, 1996, approximately $0.5 billion, are comprised of loans or securities that have coupon rates that are either fixed or do not reset within the next 15 months. The Company has limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds and notes payable, (ii) interest rate swap agreements (Company receives floating, pays fixed) and (iii) equity, which in the aggregate totals approximately $0.8 billion as of the same date. Overall, the Company's interest rate risk is primarily related to the rate of change in short term interest rates, not the level of short term interest rates.


   Investment in collateralized bonds. Collateral for collateralized bonds represents the single largest investment in the Company's portfolio. Interest margin on the net investment in collateralized bonds (defined as the principal balance of collateral for collateralized bonds less the principal balance of the collateralized bonds outstanding) is derived primarily from the difference between (i) the cash flow generated from the mortgage collateral pledged to secure the collateralized bonds and (ii) the amounts required for payment on the collateralized bonds and related insurance and administrative expenses. Collateralized bonds are generally non-recourse to the Company. The Company's yield on its net investment in collateralized bonds is affected primarily by changes in interest rates and prepayment rates and, to a lesser extent, credit losses on the underlying loans. The Company may retain for its investment portfolio certain classes of the collateralized bonds issued and pledge such classes as collateral for repurchase agreements.

     ARM securities. Another segment of the Company's portfolio is the investments in ARM securities. The interest rates on the majority of the Company's ARM securities reset every six months and the rates are subject to both periodic and lifetime limitations. Generally, the repurchase agreements, which finance a portion of the ARM securities, have a fixed rate of interest over a term that ranges from 30 to 90 days and, therefore, are not subject to repricing limitations. As a result, the net interest margin on the ARM securities could decline if the spread between the yield on the ARM security versus the interest rate on the repurchase agreement was to be reduced. The Company may increase its return on equity by pledging the ARM securities as collateral for repurchase agreements.

   Fixed-rate mortgage securities. Fixed-rate mortgage securities consist of securities that have a fixed-rate of interest for specified periods of time. Certain fixed-rate mortgage securities have a fixed interest rate for the first 3, 5 or 7 years and an interest rate that adjusts at six- or twelve-month intervals thereafter, subject to periodic and lifetime interest rate caps. The Company's yields on these securities are primarily affected by changes in prepayment rates. Such yields will decline with an increase in prepayment rates and will increase with a decrease in prepayment rates. The Company generally borrows against its fixed-rate mortgage securities through the use of repurchase agreements.


     Other mortgage securities. Other mortgage securities consist primarily of interest-only securities (I/Os), principal-only securities (P/Os) and residual interests which were either purchased or were created through the Company's production operations. An I/O is a class of a collateralized bond or a mortgage pass-through security that pays to the holder substantially all interest. A P/O is a class of a collateralized bond or a mortgage pass-through security that pays to the holder substantially all principal. Residual interests represent the excess cash flows on a pool of mortgage collateral after payment of principal, interest and expenses of the related mortgage-backed security or repurchase arrangement. Residual interests may have little or no principal amount and may not receive scheduled interest payments. Included in the residual interests at December 31, 1996 was $53.5 million of equity ownership in residual trusts which own collateral financed with repurchase agreements. The collateral consists primarily of agency ARM securities. The Company's borrowings against its other mortgage securities is limited by certain loan covenants to 3% of shareholders' equity. The yields on these securities are affected primarily by changes in prepayment rates and by changes in short-term interest rates.


   Other portfolio assets. Other portfolio assets consists of an installment note from Dominion received as part of the consideration for the sale of the single-family mortgage operations, single-family homes leased to home builders and other financing lease receivables. The installment note received totaled $47.5 million in the aggregate and bears interest at a rate of 6.5%, which is paid quarterly. The principal balance of the note is being paid in five equal installments of $9.5 million which began January 2, 1997. The single-family homes leased to builders at December 31, 1996 totaled $33.3 million. The leases average twelve to eighteen months with the Company selling the home at the end of the lease. The lease rates are typically based on one-month LIBOR plus a spread.


   Loans held for securitization. Loans held for securitization consist primarily of loans originated or purchased through the Company's production operations that have not been securitized. During the accumulation period, the Company is exposed to risks of interest rate fluctuations and may enter into hedging transactions to reduce the change in value of such loans caused by changes in interest rates. The Company is also at risk for credit losses on these loans during accumulation. This risk is managed through the application of loan underwriting and risk management standards and procedures and the establishment of reserves.

   Hedging and other portfolio transactions. As part of its asset/liability management process, the Company enters into interest rate agreements such as interest rate caps and swaps and financial futures contracts ("hedges"). These agreements are used to reduce interest rate risk which arises from the lifetime interest rate caps on the ARM securities, the mismatched repricing of portfolio investments versus borrowed funds and assets repricing on indices such as the prime rate which are different than the related borrowing indices. The agreements are designed to protect the portfolio's cash flow and to stabilize the portfolio's yield profile in a variety of interest rate environments.

Risks


     The Company is exposed to three types of risks inherent in its investment portfolio. These risks include credit risk (inherent in the security structure), prepayment/interest rate risk (inherent in the underlying loan) and margin call risk (inherent in the security if it is used as collateral for borrowings). For a discussion of credit risk, see "Credit Exposure" in "Management's Discussion and Analysis of Financial Condition and Results of Operations". For prepayment/interest rate risk and margin call risk, the Company has developed analytical tools and risk management strategies to monitor and address these risks, including (i) weekly mark-to-market of a representative basket of securities within the portfolio, (ii) monthly analysis using advanced option-adjusted spread (OAS) methodology to calculate the expected change in the market value of various representative securities within the portfolio under various extreme scenarios and (iii) monthly static cash flow and yield projections under 49 different scenarios. Such tools allow the Company to continually monitor and evaluate its exposure to these risks and to manage the risk profile of the investment portfolio in response to changes in the risk profile. While the Company may use such tools, there can be no assurance the Company will accomplish the goal of adequately managing the risk profile of the investment portfolio.


   The Company also views its hedging activities as a tool to manage these identified risks. For the risks associated with the periodic and lifetime interest rate caps on the ARM securities and certain collateral for collateralized bonds, the Company uses interest rate cap and interest rate swap agreements. The purpose of these transactions is to protect the Company in the event that interest rates increase to levels higher on the index than the periodic and/or lifetime caps on the underlying ARM loans will allow the ARM loans to reset. The caps effectively lift the lifetime cap on a portion of the ARM securities and certain collateral for collateralized bonds in the Company's portfolio while the various interest rate swap agreements limit the Company's exposure to changes in the financing rates on a portion of these securities.


   Eurodollar financial futures and options contracts may be utilized to hedge the risks associated with financing a portion of the investment portfolio with variable-rate repurchase agreements. These instruments synthetically lengthen the duration of the repurchase agreement financing, typically from one month to three and six months. The Company will receive additional cash flow if the related Eurodollar index increases above the contracted rates. If, however, the Eurodollar index decreases below contracted rates, the Company will pay additional cash flow. As of December 31, 1996, the Company had lengthened the duration of $1.0 billion of its repurchase agreements and certain collateralized bonds to three months.

     As the Company uses reverse repurchase agreements to finance a portion of its ARM investment portfolio, the Company is exposed to liquidity risk in the form of margin calls if the market value of the securities pledged as collateral for the repurchase agreements decline. The Company has established equity requirements for each type of investment to take into account the price volatility and liquidity of each such investment. The Company models and plans for the margin call risk related to its repurchase borrowings through the use of its OAS model to calculate the projected change in market value of its investments that are pledged as collateral for repurchase borrowings under various adverse scenarios. The Company generally maintains enough immediate or available liquidity to meet margin call requirements if short-term interest rates increased by up to 300 basis points over a one-year period. As of December 31, 1996, the Company had total repurchase agreements outstanding of $756.4 million, secured by ARM securities, fixed-rate mortgage securities and other mortgage securities at their market values of $757.4 million, $28.5 million and $20.1million, respectively. The Company also has liquidity risk inherent to its investment in certain residual trusts. These trusts are subject to margin calls and the Company, at its option, can provide additional equity to the trust to meet the margin call. Should the Company not provide the additional equity, the assets of the trust could be sold to meet the trusts' obligations, resulting in a potential loss to the Company.


     During 1996, the Company structured all of its ARM loan securitizations as collateralized bonds, with the financing, in effect, incorporated into the bond structure. This structure eliminates the need for repurchase agreements, consequently eliminating the margin call risk and to a lesser degree the interest rate risk. During 1996, the Company issued approximately $2.04 billion in collateralized bonds, primarily collateralized by ARM loans. The Company plans to continue to use collateralized bonds as its primary securitization vehicle.


                      Federal Income Tax Considerations

General

   The Company and its qualified REIT subsidiaries (collectively Resource REIT) believes it has complied and, intends to comply in the future, with the requirements for qualification as a REIT under the Internal Revenue Code (the
Code). To the extent that Resource REIT qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed to shareholders. However, various subsidiaries of the Company, which conduct the production operations and are included in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP"), are not qualified REIT subsidiaries. Consequently, all of the nonqualified REIT subsidiaries' taxable income is subject to federal and state income taxes.

   The REIT rules generally require that a REIT invest primarily in real estate-related assets, its activities be passive rather than active and it distribute annually to its shareholders substantially all of its taxable income. The Company could be subject to a number of taxes if it failed to satisfy those rules or if it acquired certain types of income-producing real property through foreclosure. Although no complete assurances can be given, Resource REIT does not expect that it will be subject to material amounts of such taxes.

   Resource REIT's failure to satisfy certain Code requirements could cause the Company to lose its status as a REIT. If Resource REIT failed to qualify as a REIT for any taxable year, it would be subject to federal income tax (including any applicable minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders. As a result, the amount of after-tax earnings available for distribution to shareholders would decrease substantially. While the Board of Directors intends to cause Resource REIT to operate in a manner that will enable it to qualify as a REIT in future taxable years, there can be no certainty that such intention will be realized.

Qualification of the Company as a REIT

   Qualification as a REIT requires that Resource REIT satisfy a variety of tests relating to its income, assets, distributions and ownership. The significant tests are summarized below.

Sources of Income

   To qualify as a REIT in any taxable year, Resource REIT must satisfy three distinct tests with respect to the sources of its income: the "75% income test," the "95% income test" and the "30% income test." The 75% income test requires that Resource REIT derive at least 75% of its gross income (excluding gross income from prohibited transactions) from certain real estate-related sources.

   In order to satisfy the 95% income test, at least an additional 20% of Resource REIT's gross income for the taxable year must consist either of income that qualifies under the 75% income test or certain other types of passive income.

   The 30% income test, unlike the other income tests, prescribes a ceiling for certain types of income. A REIT may not derive more than 30% of its gross income from the sale or other disposition of (i) stock or securities held for less than one year, (ii) dealer property that is not foreclosure property or (iii) certain real estate property held for less than four years.

   If Resource REIT fails to meet either the 75% income test or the 95% income test, or both, in a taxable year, it might nonetheless continue to qualify as a REIT, if its failure was due to reasonable cause and not willful neglect and the nature and amounts of its items of gross income were properly disclosed to the Internal Revenue Service. However, in such a case Resource REIT would be required to pay a tax equal to 100% of any excess non-qualifying income. No analogous relief is available to REITs that fail to satisfy the 30% income test.

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

   If Resource REIT inadvertently fails to satisfy one or more of the asset tests at the end of a calendar quarter, such failure would not cause it to lose its REIT status, provided that (i) it satisfied all of the asset tests at the close of a preceding calendar quarter and (ii) the discrepancy between the values of Resource REIT's assets and the standards imposed by the asset tests either did not exist immediately after the acquisition of any particular asset or was not wholly or partially caused by such an acquisition. If the condition described in clause (ii) of the preceding sentence was not satisfied, Resource REIT still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.

Distributions

   With respect to each taxable year, in order to maintain its REIT status, Resource REIT generally must distribute to its shareholders an amount at least equal to 95% of the sum of its "REIT taxable income" (determined without regard to the deduction for dividends paid and by excluding any net capital gain) and any after-tax net income from certain types of foreclosure property minus any "excess noncash income." The Code provides that distributions relating to a particular year may be made early in the following year, in certain circumstances. The Company will balance the benefit to the shareholders of making these distributions and maintaining REIT status against their impact on the liquidity of the Company. In an unlikely situation, it may benefit the shareholders if the Company retained cash to preserve liquidity and thereby lose REIT status.

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

Taxation of Distributions by the Company

   Assuming that Resource REIT maintains its status as a REIT, any distributions that are properly designated as "capital gain dividends" will generally be taxed to shareholders as long-term capital gains, regardless of how long a shareholder has owned his shares. Any other distributions out of Resource REIT's current or accumulated earnings and profits will be dividends taxable as ordinary income. Shareholders will not be entitled to dividends-received deductions with respect to any dividends paid by Resource REIT. Distributions in excess of Resource REIT's current or accumulated earnings and profits will be treated as tax-free returns of capital, to the extent of the shareholder's basis in his shares and, as gain from the disposition of shares, to the extent they exceed such basis. Shareholders may not include on their own tax returns any of Resource REIT ordinary or capital losses. Distributions to shareholders attributable to "excess inclusion income" of Resource REIT will be characterized as excess inclusion income in the hands of the shareholders. Excess inclusion income can arise from Resource REIT's holdings of residual interests in real estate mortgage  investment  conduits  and in certain  other  types of  mortgage-backed security structures created after 1991. Excess inclusion income constitutes unrelated business taxable income ("UBTI") for tax-exempt entities (including employee benefit plans and individual retirement accounts) and it may not be offset by current deductions or net operating loss carryovers. In the unlikely event that the Company's excess inclusion income is greater than its taxable income, the Company's distribution would be based on the Company's excess inclusion income. In 1996 the Company's excess inclusion income was approximately 7.9% of its taxable income. Although Resource REIT itself would be subject to a tax on any excess inclusion income that would be allocable to a "disqualified organization" holding its shares, Resource REIT's by-laws provide that disqualified organizations are ineligible to hold Resource REIT's shares.

   Dividends  paid by Resource REIT to  organizations  that generally are exempt from federal income tax under Section 501(a) of the Code should not be taxable to them as UBTI except to the extent that (i) purchase of shares of Resource REIT was financed by "acquisition indebtedness" or (ii) such dividends constitute excess inclusion income.

Taxable Income

   Resource REIT uses the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with GAAP. These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. Additionally, Resource REIT's taxable income does not include the taxable income of its taxable affiliate, although the affiliate is included in the Company's GAAP consolidated financial statements. For the year ended December 31, 1996, Resource REIT's estimated taxable income available to common shareholders was approximately $51.4 million.

   A portion of the dividends paid during 1996 was allocated to satisfy 1995 distribution requirements and a portion of the dividends paid in 1997 will be allocated to satisfy 1996 distribution requirements. Approximately 94.4% of dividends paid during 1996 represented ordinary income for federal tax purposes.

                                  Regulation

   As an approved mortgage and consumer loan originator, the Company is subject to various federal and state regulations. A violation of such regulations may result in the Company losing its ability to originate mortgage and consumer loans in the respective jurisdiction.

   The rules and regulations applicable to the production operations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Certain of the Company's funding activities are subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.

   Additionally, there are various state and local laws and regulations affecting the production operations. The production operations will be licensed in those states requiring such a license. Production operations may also be subject to applicable state usury statutes. The Company believes that it is in present material compliance with all material rules and regulations to which it is subject.

                                 Competition

   The Company competes with a number of institutions with greater financial resources in originating and purchasing loans through their production operations. In addition, in purchasing portfolio investments and in issuing securities, the Company competes with investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies and other lenders, GNMA, FHLMC and FNMA and other entities purchasing mortgage assets, many of which have greater financial resources than the Company. Additionally, securities issued relative to its production operations will face competition from other investment opportunities available to prospective purchasers.

                                  Employees

   As of December 31, 1996, the Company had 116 employees.



Item 2.  PROPERTIES

The Company's executive and administrative offices and operations offices are both located in Glen Allen, Virginia, on properties leased by the Company. The address is 10900 Nuckols Road, Glen Allen, Virginia 23060.

Item 3.    LEGAL PROCEEDINGS

There were no material pending legal proceedings, outside the normal course of business, to which the Company was a party or of which any of its property was subject at December 31, 1996.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1996.

                                   PART II


Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS


The Company's common stock is traded on the New York Stock Exchange under the trading symbol RMR. The Company's common stock was held by approximately 4,197 holders of record as of February 28, 1997. During the last two years, the high and low closing stock prices and cash dividends declared on common stock were as follows:



                                                    Cash Dividends
                                  High       Low       Declared
                                 -----       ----      ---------
1996
First quarter                     $ 22       $18 3/4     $ 0.510
Second quarter                      25 1/8    19 1/2       0.550
Third quarter                       25 1/2    21 1/4       0.585
Fourth quarter                      29 5/8    23 7/8       0.620


1995

First quarter                     $ 17 3/4   $ 10 3/8     $0.360
Second quarter                      20 3/4     15          0.400
Third quarter                       21 1/2     16 5/8      0.440
Fourth quarter                      21 5/8     18 5/8      0.480

Item 6.  SELECTED FINANCIAL DATA
(amounts in thousands except share data)

Years ended December 31,                        1996            1995           1994            1993            1992
----------------------------------------------------------------------------------------------------------------------
Net interest margin                             $  74,907       $ 42,419      $   44,364     $    40,627     $   23,357

Gain on sale of single-family mortgage operations  17,285              -               -               -              -

Net gain on sale of assets                            503          9,651          27,723          27,977          28,941

Other income                                        1,116          2,963           1,454             734             426

General and administrative expenses                20,763         18,123          21,284          15,211          14,555
                                            --------------- -------------- --------------- --------------- ---------------
Net income                                  $      73,048      $  36,910      $   52,257     $    54,127     $    38,169
                                            =============== ============== =============== =============== ===============
Total revenue                               $     330,971      $  266,496     $  256,483     $    200,967    $   179,455
                                            =============== ============== =============== =============== ===============
Total expenses                              $     257,923      $  146,840    $   141,286         $229,586    $   204,226
                                            =============== ============== =============== =============== ===============
Net income per common share
    Primary                                 $        3.08      $    1.70      $    2.64    $       3.12     $      2.73
    Fully-diluted (1)                                2.96              -             -                -               -
Dividends declared per share:

     Common                                 $       2.265      $    1.68      $   2.76     $       3.06      $     2.60

     Series A Preferred                             2.375           1.17             -                -               -

     Series B Preferred                             2.375
                                                                    0.42             -                -               -
     Series C Preferred                             0.600              -
                                                                                     -                -               -
Return on average common shareholders' equity (2)   21.6%          12.5%          19.2%            25.8%           27.7%

 Principal balance of loans funded           $  1,475,461    $  916,386   $  2,861,443     $  4,093,714      $5,334,174

As of December 31,                               1996           1995            1994           1993            1992
--------------------------------------------------------------------------------------------------------------------------
Portfolio assets: (3)
   Collateral for Collateralized bonds       $  2,702,294    $1,028,935      $ 441,222       $  434,698         571,567

   Mortgage securities                            892,037     2,149,416      2,579,759        2,300,949       1,401,578

   Other                                           96,236        27,585         16,859                -               -

Loans held for securitization                     265,537       220,048        501,272          777,769         123,627

Total assets                                    3,987,457     3,490,038      3,600,596        3,726,762       2,239,656

Collateralized bonds (4)                        2,519,708       949,139        424,800          561,441         432,677

Repurchase agreements                             756,448     1,983,358      2,804,946        2,754,166       1,315,334

Total liabilities                               3,483,840     3,135,215      3,403,125        3,473,730       2,062,219

Shareholders' equity (2)                          439,215       359,582       270,149           177,437         253,032

Number of common shares outstanding            20,653,593    20,198,654     20,078,013       19,331,932      16,507,100

Book value per common share (2)               $     14.52   $     13.50    $     13.45      $     13.09      $    10.75

Number of employees                                   116           199            180              150              80
------------------------------------------------------------------------------------------------------------------------------


 (1) Fully-diluted net income per common share is not presented for 1995 as  the Company's  cumulative convertible  preferred stock and Stock Appreciation Rights (SARs) outstanding are  anti-dilutive.
     Prior to 1995, no preferred stock was outstanding, and all SARs outstanding were anti-dilutive.

(2)  Excludes unrealized  gain/loss on  investments  available-for-sale.

(3)  Collateral for collateralized  bonds and mortgage  securities are shown at fair value as of December 31, 1996, 1995 and
     1994 and at amortized cost as of December 31, 1993 and prior.

(4)   Substantially all of this debt is non-recourse to the Company.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Resource Mortgage Capital, Inc. (the Company) is a mortgage and consumer finance company which uses its production operations to create investments for its portfolio. Currently, the Company's primary loan production operations include the origination of mortgage loans secured by multi-family properties and the origination of loans secured by manufactured homes. The Company will securitize loans funded principally as collateral for collateralized bonds, limiting its credit risk and providing long-term financing for those loans securitized. The Company may also use other securitization vehicles for its loan production, such as pass-through securities. The Company intends to expand its production sources in the future to include other financial products, such as commercial real estate loans. The majority of the Company's current investment portfolio is comprised of loans or securities ("ARM loans" or "ARM securities") that have coupon rates which adjust over time (subject to certain limitations) in conjunction with changes in short-term interest rates. The Company has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes and, as such, must distribute substantially all of its taxable income to shareholders and will generally not be subject to federal income tax.

On May 13, 1996, the Company completed the sale of its single-family mortgage operations to Dominion Mortgage Services, Inc. (Dominion), a wholly-owned subsidiary of Dominion Resources, Inc., for $68 million. Included in the single-family mortgage operations were the Company's single-family correspondent, wholesale and servicing operations. The sale resulted in a net gain of $17.3 million. Such amount included a provision of $31.0 million for possible losses on single-family loans where the Company has retained a portion of the credit risk and where, prior to the sale, the Company had serviced such single-family loans.

The Company's principle source of earnings is net interest income on its investment portfolio. The Company's investment portfolio consists principally of collateral for collateralized bonds, ARM securities and loans held for securitization. The Company funds its portfolio investments with both borrowings and cash raised from the issuance of equity capital. For the portion of portfolio investments funded with borrowings, the Company generates net interest income to the extent that there is a positive spread between the yield on the earning assets and the cost of borrowed funds. For that portion of the balance sheet that is funded with equity capital, net interest income is primarily a function of the yield generated from the interest-earning asset. The cost of the Company's borrowings may be increased or decreased by interest rate swap, cap or floor agreements.

Approximately $3.2 billion of the Company's investment portfolio as of December 31, 1996, is comprised of ARM loans or ARM securities. Generally, during a period of rising interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the ARM securities and collateral for collateralized bonds relative to the rate resets on the associated borrowings and (ii) rate resets on the ARM loans which are generally limited to 1% every six months, while the associated borrowings have no such limitation. As interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. However, this increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates is temporary. The net interest spread may also be increased or decreased by the cost or proceeds of interest rate swap, cap or floor agreements.

The Company strives to create a diversified portfolio of investments that, in the aggregate, generates stable income for the Company in a variety of interest rate environments and preserves the capital base of the Company. The Company seeks to generate growth in earnings and dividends per share in a variety of ways, including (i) adding investments to its portfolio when opportunities in the market are favorable; (ii) developing production capabilities to originate and acquire financial assets in order to create attractively priced investments for its portfolio, as well as control the underwriting and servicing of such financial assets and (iii) increasing the efficiency with which the Company utilizes its equity capital over time. To increase potential returns to shareholders, the Company also employs leverage through the use of secured borrowings and repurchase agreements to fund a portion of its portfolio investments. Currently, the Company's production operations are comprised of multi-family and manufactured housing lending. The Company's strategy is to expand these existing production sources as well as to diversify into other financial products such as commercial real estate loans. The Company also intends to selectively purchase single-family loans in bulk with the intent to securitize such loans as collateral for collateralized bonds. By pursuing these strategies, the Company believes it can create investments for the portfolio at a lower effective cost than if investments of comparable risk profiles were purchased in the market, although there can be no assurance that the Company will be successful in accomplishing this strategy.

In order to grow its equity base, the Company may issue additional shares of preferred or common stock. Management strives to issue such additional shares when it believes existing shareholders are likely to benefit from such offerings through higher earnings and dividends per share than as compared to the level of earnings and dividends the Company would likely generate without such offerings.

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

                            RESULTS OF OPERATIONS

---------------------------------------------------------------------------
                                       For the Year Ended December 31,
                                   ----------------------------------------
(amounts in thousands except per     1996           1995          1994
share information)
---------------------------------------------------------------------------

Net interest margin                 $  74,907       $ 42,419      $ 44,364
Gain on sale of single-family          17,285              -             -
mortgage operations
Gain on sale of assets, net               503          9,651        27,723
General and administrative expenses    20,763         18,123        21,284
Net income                             73,048         36,910        52,257
Primary net income per common  share     3.08           1.70          2.64

Fully-diluted net income per             2.96          - (1)         - (1)
common share

Principal balance of  loans
 funded through production operations  744,001       893,953     2,861,443

Dividends declared per share:
Common                                 $ 2.27         $ 1.68        $ 2.76
Series A Preferred                       2.38           1.17             -
Series B Preferred                       2.38           0.42             -
Series C Preferred                       0.60              -             -
-----------------------------------------------------------------------------

(1) Fully-diluted net income per common share is not presented in 1995 as the Company's cumulative convertible preferred stock and Stock Appreciation Rights
(SARs) outstanding are anti-dilutive. In 1994, no preferred stock was outstanding, and all SARs outstanding were anti-dilutive.

1996 Compared to 1995. The increase in the Company's net income and net income per common share during 1996 as compared to 1995 is primarily the result of the increase in net interest margin and the gain on the sale of the single-family operations. This increase was offset partially by a decline in the gain on sale of assets and an increase in general and administrative expenses.

Net interest margin for 1996 increased to $74.9 million, or 76.6%, over net interest margin of $42.4 million for 1995. This increase was a result of an overall increase in the net interest spread on all interest-earning assets which increased to 1.58% for 1996 versus 1.06% for 1995, as well as the increased contribution from the net investment in collateralized bonds. The increase in the net interest spread is attributable to the ARM securities being fully-indexed during 1996, and the more favorable interest rate environment on both collateralized bonds and borrowings related to the ARM securities. During 1995, as a result of rising short-term rates during both 1994 and early 1995, the Company's ARM securities were generally not fully-indexed throughout the year.

The sale of the Company's single-family mortgage operations in 1996 generated a net gain of $17.3 million. Previously, the single-family mortgage operations had contributed to the Company's earnings through the securitization and sale of loans funded through its production activities, recorded as gain on sale of assets. In 1995, the Company recorded a net gain on sale of assets related to the securitization and sale of loans amounting to $4.7 million. No gain on securitization or sale of loans was recorded in 1996. Net gain on sale of assets during 1996 resulted primarily from the sale of certain portfolio assets totaling approximately $2.0 million, offset partially by the write-down of certain assets for permanent impairment of $1.5 million. In 1995, the Company sold portfolio assets for a net gain of $3.8 million and recorded no write-downs. The Company also sold previously purchased mortgage servicing rights in 1995 for a gain of $1.2 million.

General and administrative expenses increased $2.6 million, or 14.6%, to $20.8 million in 1996, as the Company continued building its infrastructure for its manufactured housing operations. General and administrative expenses also increased from 1995 as a result of the Company's continued expansion of its wholesale origination capabilities for its single-family mortgage operations prior to their sale. The Company continues to expand its manufactured housing operations, and in August 1996, acquired MCM to expand its multi-family and commercial real estate lending businesses. Currently the Company retains the servicing for all loans funded through its production operations. The growth of the production operations should continue to cause general and administrative expenses to increase in 1997.

1995 Compared to 1994. The decrease in the Company's earnings during 1995 as compared to 1994 is primarily the result of the decrease in net gain on sale of assets and the decrease in net interest margin. These decreases were partially offset by a decrease in general and administrative expenses.

Net gain on sale of assets decreased $18.0 million, or 65.2%, to $9.7 million in 1995 from $27.7 million in 1994. This decrease resulted from the combined effect of (i) the Company's change in securitization strategy in 1995 to the issuance of collateralized bonds which are accounted for as financing transactions, versus the use of pass-through mortgage security structures in 1994, which are accounted for as sales, (ii) the lower mortgage loan funding levels by the Company as a result of a decrease in overall industry-wide mortgage loan originations, resulting from a higher level of price competition for mortgage loans and (iii) the flatter yield curve, which had an adverse impact on the Company's production of ARM loans.

Net interest margin decreased $2.0 million, or 4.4%, to $42.4 million in 1995 from $44.4 million for 1994. This decrease resulted primarily from the change in the net interest spread on the interest-earning assets, which declined from 1.12% in 1994 to 1.06% in 1995. The decline in net interest spread was attributable to a temporary reduction in the net interest spread in ARM securities. This temporary reduction resulted from the interest rate on borrowings increasing at a faster rate than the ARM securities which collateralize these borrowings. In December 1995, the net interest spread had increased to 1.18% as a result of the upward resets on the ARM securities and the more favorable short-term interest rate environment. Net interest margin also declined as a result of the increase in the provision for credit losses, which was $2.9 million and $2.1 million in 1995 and 1994, respectively.

General and administrative expenses decreased 14.9%, to $18.1 million for 1995 from $21.3 million for 1994. This decline resulted primarily from the Company's effort to reduce costs in line with the reduced level of mortgage loan originations.

The  following   table   summarizes  the  average   balances  of  the  Company's
interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                 Average Balances and Effective Interest Rates

--------------------------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31,
                                            ------------------------------------------------------------------------------
(amounts in thousands)                               1996                       1995                       1994
                                            ------------------------  -------------------------  -------------------------
                                               Average     Effective     Average     Effective      Average     Effective
                                               Balance       Rate        Balance       Rate         Balance       Rate
                                            -------------- ---------   ------------- ----------  -------------- ----------
Interest-earning assets:  (1)
   Collateral for collateralized bonds(2)(3) $ 1,832,141   8.11 %       $  711,316   8.58 %        $ 375,147     8.99
   Adjustable-rate mortgage securities         1,741,169   6.76          2,137,170    6.81         2,310,047     5.39
   Fixed-rate mortgage securities                 38,025  10.75             94,102    7.87           205,305     7.31
   Other mortgage securities                      53,194  14.00             56,644   15.61            72,934    19.76
   Other portfolio assets                         57,114   8.23             25,403   10.38             8,093     9.45
   Loans held for securitization                 354,216   8.31            331,995    8.54           602,517     6.45
                                              -----------  -----       ------------- -------     -------------- --------

       Total interest-earning assets        $  4,075,859   7.66 %      $ 3,356,630    7.56 %      $ 3,574,043    6.36 %
                                            ============== ======      ============= =======     ============== ========

Interest-bearing liabilities:
   Collateralized bonds (3)                  $ 1,742,054    6.50 %      $  679,551    7.21 %     $   380,099     8.28 %

   Repurchase agreements:
       Adjustable-rate mortgage                1,651,507    5.55         1,986,872     6.20        2,179,775     4.67
         securities
       Fixed-rate mortgage securities             31,156    5.67            78,486     5.54          192,738     5.23
       Other mortgage securities                   8,967    5.66             6,392     6.32            6,722     5.00
       Loans held for securitization             164,664    6.22           184,910     7.34            6,805     5.98
   Notes payable:
       Other portfolio assets                      1,241   10.42            11,329     8.78          422,979     5.25
       Loans held for securitization              65,065    5.13            89,776     6.76           62,078     8.27
   Commercial paper                                    -      -                 -       -             55,353     3.59
                                               =========== =====        ===========  =======      ===========   =====
        Total interest-bearing liabilities   $ 3,664,654   6.08 %       $3,037,316     6.50 %     $3,306,549     5.24%
                                            ============== ======       ===========  =======      ============ =======

Net interest spread on all investments(3)                  1.58 %                      1.06 %                    1.12 %
                                                           ======                    =======                    ========
Net yield on average interest-earning assets               2.19 %                      1.68 %                    1.51 %
                                                           ======                    =======                    ========


(1)  Average balances exclude adjustments made in accordance with Statement of Financial Accounting
     Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", to record available for sale securities at fair value.
(2)  Average  balances  exclude  funds held by  trustees  of $2,839,  $3,815,  and  $8,855 for the years ended
     December 31, 1996, 1995 and 1994, respectively.
(3)  Effective rates are calculated excluding  non-interest related collateralized bond expenses and provision for credit losses.

1996 compared to 1995. The increase in net interest spread for 1996 relative to 1995 is primarily the result of the increase in the spread on ARM securities and an increase in the average balance and spread on the net investment in collateralized bonds, which for 1996, constituted the largest portion of the Company's investment portfolio on a weighted average basis. The net interest spread benefited as a result of the declining short-term interest rate environment during the first part of 1996, which had the impact of reducing the Company's borrowing costs faster than it reduced the yields on the Company's interest-earning assets. The Company's overall weighted average borrowing costs decreased to 6.08% for 1996 from 6.50% for 1995. The overall yield on interest-earning assets increased to 7.66% from 7.56% as the Company's portfolio became more heavily weighted in collateral for collateralized bonds which have higher effective rates than ARM securities. Collateral for collateralized bonds increased to an average $1.8 billion for the year ended December 31, 1996, or 158%, from an average $711.3 million for the year ended December 31, 1995. The net interest spread on the net investment in collateralized bonds increased 24 basis points, from 1.37% for 1995, to 1.61% for 1996. The net interest spread on ARM securities increased 60 basis points, from 0.61% for 1995 to 1.21% for 1996. As rates stabilized in the latter half of 1996, the ARM securities and ARM loans reset downward, causing the net interest spread on these assets to narrow in the third and fourth quarters of 1996.


1995 compared to 1994. The net interest margin on the Company's investment portfolio decreased slightly to $42.4 million for 1995 from $44.4 million for 1994. The decrease in net interest margin on the Company's investment portfolio is generally attributable to a decrease in the spread on such investments during 1995, which was partially offset by a net increase in capital invested by the Company in the portfolio. The spread on the Company's investment portfolio decreased from 1.12% for 1994 to 1.06% for 1995. Specifically, the spread on the Company's ARM securities decreased from 0.72% for 1994 to 0.61% for 1995, principally as a result of increased repurchase agreement borrowing costs. This decline was offset by the increase in the spread on the net investment in collateralized bonds, which increased to 1.37% in 1995 from 0.71% in 1994. The increase in the net interest spread for the net investment in collateralized bonds resulted principally from lower financing costs in 1995. The average balance of collateral for collateralized bonds increased to $711.3 million for 1995 from $375.1 million for 1994, consistent with the Company's current securitization strategy, while the average balance for ARM securities declined from $2.3 billion in 1994 to $2.1 billion in 1995.

The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:


                                                 1996 to 1995                          1995 to 1994
                                     ------------------------------------- -------------------------------------
 (amounts in thousands)                 Rate       Volume       Total        Rate        Volume       Total
                                     ----------- ------------ ----------- ------------ ----------- ------------
Collateral for collateralized bonds  $   (3,102) $   90,770   $   87,668 $   (1,469) $    28,757   $   27,288
Adjustable-rate mortgage securities      (1,143)    (26,782)     (27,925)    29,423       (8,349)      21,074
Fixed-rate mortgage securities            5,293      (8,608)      (3,315)     1,254       (8,850)      (7,596)
Other mortgage securities                  (878)       (518)      (1,396)    (2,702)      (2,871)      (5,573)
Other portfolio assets                     (411)      2,474        2,063         82        1,790        1,872
Loans held for securitization              (723)      1,813        1,090     27,404      (37,893)     (10,489)
                                    ------------ ----------- ------------------------ ------------ ------------

Total interest income                     (964)      59,149       58,185     53,992      (27,416 )     26,576
                                    ------------ ----------- ------------------------ ------------ ------------

Collateralized bonds                     (4,314)     68,547       64,233     (3,433)      20,959       17,526
Repurchase agreements:
    Adjustable-rate mortgage securities (11,449)    (18,501)     (29,950)    29,315       (7,913)      21,402
    Fixed-rate mortgage securities          102      (2,657)      (2,555)       642       (6,375)      (5,733)
    Other mortgage securities               (39)        151          112         84          (16)          68
    Loans held for securitization        (1,851)     (1,319)      (3,170)    20,844      (29,484)      (8,640)
Notes payable:
    Other portfolio assets                  222      (1,086)        (864)       243          345          588
     Loans held for securitization       (1,246)     (1,426)      (2,672)      (648 )      1,580          932
Commercial paper                              -           -            -          -       (1,986)      (1,986)
Total interest expense                  (18,575)     43,709       25,134     47,047      (22,890)      24,157
                                    ------------ ----------- ------------------------ ------------ ------------

Net interest income                  $   17,611  $   15,440   $   33,051 $    6,945   $    (4,526) $    2,419
                                    ============ =========== ======================== ============ ============

Note:  The change in interest  income and  interest  expense due to changes in both volume and rate,  which cannot be segregated,  has been allocated  proportionately  to the change due to volume and the change due to rate.  This table excludes other interest expense and provision for credit losses.




                              PORTFOLIO RESULTS

The Company's investment strategy is to create a diversified portfolio of securities that, in the aggregate, generates stable income in a variety of interest rate and prepayment rate environments and preserves the capital base of the Company. The Company has pursued its strategy of concentrating on its production activities to create investments with attractive yields. In many instances, the Company's investment strategy has involved not only the creation or acquisition of the asset, but also the related long-term, non-recourse borrowings such as through the issuance of collateralized bonds.

Interest Income and Interest-Earning Assets

The Company's average interest-earning assets grew to $4.1 billion during the year ended December 31, 1996, an increase of 21% from $3.4 billion of average interest-earning assets during the year ended December 31, 1995. Average interest-earning assets at December 31, 1995, decreased slightly from $3.6 billion during the year ended December 31, 1994 as a result of the sale of $0.6 billion of securities during 1995. Total interest income rose 23%, from $253.9 million during the year ended December 31, 1995, to $312.1 million during the same period of 1996. Total interest income had also risen $26.6 during 1995 from $227.3 million during the year ended December 31, 1994. Overall, the yield on average interest-earning assets rose to 7.66% for the year ended December 31, 1996, from 7.56% and 6.36% for the years ended December 31, 1995 and 1994, respectively. This increase resulted from the ARM securities resetting upwards to become fully-indexed and the investment in higher yielding collateral for collateralized bonds continuing to grow. As indicated in the table below, the average yields were 2.07%, 1.46% and 1.28% higher than the average daily six-month LIBOR interest rate during 1996, 1995 and 1994, respectively. The majority of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of the London InterBank Offered Rate (LIBOR) for six-month deposits (six-month LIBOR).

                               Earning Asset Yield
                                 ($ in millions)
-------------- --------------- -- ------------- --- -------------- ---- ------------------ ---------------
                  Average                                                                   Asset Yield
               Interest-Earning     Interest          Average            Daily Average       versus Six
                   Assets           Income         Asset Yield            Six Month        Month LIBOR
-------------- --------------- -- ------------- --- -------------- ---- ------------------ ---------------
1994           $    3,574.0    $      227.3             6.36%                 5.08%            1.28%
1995                3,356.6           253.9             7.56%                 6.10%            1.46%
1996                4,075.9           312.1             7.66%                 5.59%            2.07%
-------------- -- ------------ --- ------------ --- -------------- ---- ------------------ ---------------


The net yield on average interest-earning assets increased to 2.19% for the year ended December 31, 1996, compared to 1.68% and 1.51% for the year ended December 31, 1995 and 1994, respectively. This increase is principally due to the increase in the spread earned on the interest-earning assets, despite an increase in average interest-earning assets to $4.1 billion for the year ended December 31, 1996, from $3.4 billion in 1995. Average interest-earning assets may continue to increase as the Company retains loans funded through its production operations as collateral for collateralized bonds. Net yield on average interest-earning assets may decrease as a result. Net yield as a percentage of net average assets (defined as interest-earning assets less non-recourse collateralized bonds issued), was 3.16% for the year ended December 31, 1996, versus 1.81% and 1.51% for the same periods in 1995 and 1994, respectively. Net yield as a percentage of net average assets is expected to increase due to the continued use of non-recourse collateralized bonds. The net yield percentages presented below exclude non-interest related expenses such as provision for credit losses and interest on senior notes payable. For the years ended December 31, 1996, 1995 and 1994, if these expenses were included, the net yield on average interest-earning assets would be 1.84%, 1.26% and 1.24%, respectively and the net yield on net average assets would be 2.65%, 1.36% and 1.24%, respectively.

                                  Net Yield on Average Interest-Earning Assets
                                                 ($ in millions)
----------------- ----------------- --- ---------------- -- --------------- -- ----------------
                                        Net Yield on
                      Average              Average                              Net Yield on
                  Interest-Earning     Interest-Earning      Net Average         Net Average
                       Assets              Assets              Assets (1)           Assets
----------------- ----------------- --- ---------------- -- --------------- -- ----------------
1994              $     3,574.0              1.51%       $     3,574.0              1.51%
1995                    3,356.6              1.68%             3,110.2              1.81%
1996                    4,075.9              2.19%             2,825.0              3.16%
----------------- -- -------------- --- ---------------- -- --------------- -- ----------------

(1)  Average interest-earning assets less non-recourse collateralized bonds.


The average asset yield is reduced for the amortization of premiums, net of discounts on the Company's investment portfolio. By creating its investments through its production operations, the Company believes that premium amounts are less than if the investments were acquired in the market. As indicated in the table below, premiums on the Company's ARM securities, fixed-rate securities and collateral for collateralized bonds at December 31, 1996 were $54.1 million, or approximately 1.60% of the aggregate investment portfolio balance. The mortgage principal repayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was 24% for the year ended December 31, 1996. The Company expects that the long-term prepayment speeds will range between 18% and 24%. CPR stands for "constant prepayment rate" and is a measure of the annual prepayment rate on a pool of loans.

                        Premium Basis and Amortization
                               ($ in millions)
--------------------------------------------------------------------------------
                                                                   Amortization
                                                           Ending     Expense
                                              CPR        Investment  as a % of
                   Net      Amortization   Annualized    Principal    Average
                 Premium      Expense         Rate        Balance      Assets
--------------------------------------------------------------------------------
1994             $ 37.2     $    5.6          (1)      $  2,975.0      0.16%
1995               46.6          7.9          (1)         3,048.9      0.24%
1996               54.1         13.8          24%         3,379.0      0.34%
--------------------------------------------------------------------------------

(1)    CPR rates were not available for those periods.

Interest Expense and Cost of Funds

The Company's largest expense is the interest cost on borrowed funds. Funds to finance the investment portfolio are borrowed primarily in the form of collateralized bonds or repurchase agreements, both of which are primarily indexed to LIBOR, principally one-month LIBOR. For the year ended December 31, 1996, interest expense increased to $222.7 million from $197.5 million for the year ended 1995, while the average cost of funds decreased to 6.08% for 1996 compared to 6.50% for 1995. The Company's cost of funds rose in conjunction with the increase in the one-month LIBOR rate through the second quarter of 1995 and then began to decline correspondingly with the decline in interest rates since that time. The cost of funds for the year ended December 31, 1995, compared to 1994, increased as a result of the low interest rates during the first half of 1994 compared to the rapidly rising interest rates during the first half of 1995.

The Company may use interest rate swaps, caps and financial futures to manage its interest rate risk. The net costs during the related period of these instruments are included in the cost of funds table below.

                                Cost of Funds
                               ($ in millions)
-------------------------------------------------------------------------
                                                              Cost of
                               GAAP                             Funds
                   Average    Interest   Cost     Average       versus
                   Borrowed   Expense    of      One-month    One-month
                    Funds      (a)       Funds    LIBOR        LIBOR
-------------------------------------------------------------------------
1994              $3,306.5      $173.4    5.24%    4.47%       0.77%
1995               3,037.3       197.5    6.50%    5.97%       0.53%
1996               3,664.7       222.7    6.08%    5.45%       0.63%
-------------------------------------------------------------------------

(a) Excludes non-interest-related expenses and interest on non-portfolio related notes payable.

Interest Rate Agreements

As part of its asset/liability management process, the Company enters into interest rate agreements, such as interest rate caps and swaps, and financial futures contracts ("hedges"). These agreements are used to reduce interest rate risk which arise from the lifetime yield caps on the ARM securities, the mismatched repricing of portfolio investments versus borrowed funds and assets repricing on indices such as the prime rate which are different than the related borrowing indices, primarily one-month LIBOR. The agreements are designed to protect the portfolio's cash flow and to provide income and capital appreciation to the Company in the event that short-term interest rates rise quickly.

The following table includes all interest rate agreements in effect at December 31, 1996, 1995 and 1994 for asset/liability management of the investment portfolio. This table excludes all hedge agreements in effect for the Company's production operations. Generally, interest rate swaps and caps are used to manage the interest rate risk associated with assets that have periodic and annual reset limitations financed with borrowings that have no such limitations. Financial futures contracts and options on futures are used to effectively lengthen the terms of repurchase agreement financing, generally from one month to three and six months. There were no financial futures contracts and options on futures outstanding at December 31, 1996. The average notional amount of futures and options on futures outstanding during 1996 were $738 million and $533 million, respectively. Amounts presented are aggregate notional amounts. To the extent any of these agreements are terminated, gains and losses are generally amortized over the remaining period of the original agreement.


        Instruments Used for Interest Rate Risk Management Purposes(1)
                               ($ in millions)
--------------------------------------------------------------------
Notional               Interest    Interest   Financial  Options on
Amounts                Rate Caps  Rate Swaps    Futures    Futures
--------------------------------------------------------------------
1994                  $   1,475   $     -     $    -     $     -
1995                      1,575       1,227      1,000      2,130
1996                      1,499       1,453        -           -
--------------------------------------------------------------------

(1) Excludes all hedge agreements in effect for the Company's production operations.

Net Interest Rate Agreement Expense

The net interest rate agreement expense, or hedging expense, equals the expenses, net of any benefits received, from these agreements. For the year ended December 31, 1996, net hedging expense amounted to $6.62 million versus $3.70 million and $0.40 million for the years ended December 31, 1995 and 1994, respectively. Such amounts exclude the hedging costs and benefits associated with the Company's production activities as these amounts are deferred as additional premium or discount on the loan funded and amortized over the life of the loan as an adjustment to its yield. The increase in net interest rate agreement expense for 1996 compared to 1995 is primarily the result of the addition of an interest rate swap agreements to reduce the Company's exposure to basis risk for certain collateral for collateralized bonds and to cap the borrowing costs during any six-month period for a portion of the short-term borrowings. The increase in the net interest rate agreement expense for 1995 compared to 1994 is due primarily to the addition of an interest rate swap agreement entered into to reduce the interest rate risk on fixed-rate loans in the collateral for collateralized bonds.



                     Net Interest Rate Agreement Expense
                               ($ in millions)
--------------------------------------------------------------------
                                    Net Expense     Net Expense as
                  Net Interest     as Percentage     Percentage of
                      Rate           of Average         Average
                   Agreement           Assets         Borrowings
                    Expense         (annualized)     (annualized)
--------------------------------------------------------------------
1994                $ 0.40             0.011%           0.012%
1995                  3.70             0.110%           0.122%
1996                  6.62             0.162%           0.181%
--------------------------------------------------------------------


Fair value

The fair value of the available-for-sale portion of the Company's investment portfolio as of December 31, 1996, as measured by the net unrealized gain on investments available-for-sale, was $64.4 million above its amortized cost basis, which represents a $69.2 million improvement from December 31, 1995. At December 31, 1995, the fair value Company's investment portfolio was below its amortized cost basis by $4.8 million. This increase in the portfolio's value is primarily attributable to the increase in the value of the collateral for collateralized bonds relative to the collateralized bonds issued during the last twelve months, as well as an increase in value of the Company's ARM securities due principally to the ARM securities being fully-indexed. The portfolio also benefited from the stabilization of interest rates and the reduction in amortized cost basis of its investments through additional provision for losses. At December 31, 1994, the fair value of the Company's available-for-sale investments was $72.7 million below its amortized cost basis, reflecting market-place volatility due to the rapid increase in short-term interest rates at the time.

Credit Exposures

The Company has historically securitized its loan production in pass-through or collateralized bonds securitization structures. With either structure, the Company may use overcollateralization, subordination, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing for credit enhancement. Regardless of the form of credit enhancement, the Company may retain a limited portion of the direct credit risk after securitization. This risk can include risk of loss related to hazards not covered under standard hazard insurance policies and credit risks on loans not covered by standard borrower mortgage insurance, or pool insurance.

Beginning in 1994, the Company issued pass-through securities which used subordination structures as their form of credit enhancement. The credit risk of subordinated pass-through securities is concentrated in the subordinated classes (which may themselves partially be credit enhanced with reserve funds or pool insurance) of the securities, thus allowing the senior classes of the securities to receive the higher credit rating. To the extent credit losses are greater than expected (or exceed the protection provided by any reserve funds or pool insurance), the holders of the subordinated securities will experience a lower yield (which may be negative) than expected on their investments. At December 31, 1996, the Company retained $19.4 million in aggregate principal amount of subordinated securities, which are carried at a value of $2.1 million, reflecting such potential credit loss exposure.

With collateralized bond structures, the Company also retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralization amount, with any losses in excess of that amount borne by the bond insurer or the holders of the various classes of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding plus servicer advances, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At December 31, 1996, the Company retained $88.0 million in aggregate principal amount of overcollateralization and had reserves, or otherwise had provided coverage, on $62.1 million of the potential credit loss exposure. This reserve includes a provision recorded as a result of the sale of the single-family operations of approximately $31.0 million for possible losses on securitized single-family loans where the Company, which performed the servicing of such loans prior to the sale, has retained a portion of the credit risk on these loans. Also as a result from the sale of the single-family operations, a $30.3 million loss reimbursement guarantee from Dominion Mortgage Services, Inc. has been included in the reserves at December 31, 1996.


The Company principally used pool insurance as its means of credit enhancement for years prior to 1994. Pool insurance has generally been unavailable as a means of credit enhancement since the beginning of 1994. Pool insurance covered substantially all credit risk for the security with the exception of fraud in the origination or certain special hazard risks. Loss exposure due to special hazards is generally limited to an amount equal to a fixed percentage of the principal balance of the pool of mortgage loans at the time of securitization. Fraud in the origination exposure is generally limited to those loans which default within one year of origination. The reserve for potential losses on these risks was $6.0 million at December 31, 1996, which the Company believes represents its potential exposure from these risks.

The following table summarizes the aggregate principal amount of collateral for collateralized bonds and pass-through securities outstanding which are subject to credit exposure, the maximum credit exposure held by the Company represented by the amount of overcollateralization and first loss securities owned by the Company, the credit reserves available to the Company for such exposure through provision for losses, indemnifications or insurance and the actual credit losses incurred. The table excludes reserves and losses due to fraud and special hazard exposure. Additionally, for purposes of this table, the aggregate principal amount of subordinated securities held by the Company are included in the Maximum Credit Exposure column, with the difference between this amount and the carrying amount of these securities as reported in the Company's consolidated financial statements, included in Credit Reserves.


                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)
-----------------------------------------------------------------------------------------------------------------
                                                                                   Credit       Credit Reserves
                     Outstanding     Maximum Credit   Credit     Actual Credit   Reserves to      to Maximum
                     Loan Balance        Exposure     Reserves       Losses     Average Assets  Credit Exposure
-----------------------------------------------------------------------------------------------------------------
1995                 $     2,405    $      65.9     $     18.5    $      0.0          0.55%           28.07%
1996                       3,848          116.0           86.0           5.2          2.11%           74.14%
-----------------------------------------------------------------------------------------------------------------

The following table summarizes the single-family mortgage loan delinquencies as a percentage of the outstanding loan balance for the total collateral for collateralized bonds and pass-through securities outstanding where the Company has retained a portion of the credit risk either through holding a subordinated security or through overcollateralization at December 31, 1996. There were no delinquencies on any multi-family loans where the Company has retained a portion of the credit risk either through holding a subordinated security or through overcollateralization.

                         Delinquency Statistics
-----------------------------------------------------------------------------------------------------
                                                       90 days and over delinquent
                    60 to 90 days delinquent         (includes REO and foreclosures)        Total
-----------------------------------------------------------------------------------------------------
1995                            2.50%                           3.23%                     5.73%
1996                            0.88%                           3.40%                     4.28%
-----------------------------------------------------------------------------------------------------

The following table summarizes the credit rating for investments held in the Company's portfolio assets. This table excludes the Company's other mortgage securities (the risk on such securities is prepayment related, not credit related) and other portfolio assets. In preparing the table, the carrying balances of the investments rated below A are net of credit reserves and discounts. The average credit rating of the Company's portfolio assets at the end 1996 was AAA. At December 31, 1996, securitized loans with a credit rating of A or better were $3.5 billion, or 99.1% of the Company's total mortgage investments compared to 98.5% and 99.6% at December 31, 1995 and 1994, respectively. At the end of 1996, $332 million of all mortgage investments were split-rated between rating agencies. Where investments were split-rated, for purposes of this table, the Company classified such investments based on the higher credit rating.

                                      Portfolio Assets by Credit Rating (1)
                                                 ($ in millions)
---------- --- ----------- -- ----------- -- ----------- --- ------------ ---------- ----------- ---------- ----------
                  AAA            AA             A             Below A        AAA        AA          A       Below A
                Carrying      Carrying       Carrying         Carrying    Percent    Percent     Percent    Percent
                 Value          Value          Value            Value     of Total    of Total   of Total   of Total
---------- --- ----------- -- ----------- -- ----------- --- ------------ ---------- ----------- ---------- ----------
1994        $   1,619.2    $   1,074.7    $    245.0      $     12.6        54.9%      36.4%       8.3%       0.4%
1995            2,039.9        1,010.3          23.7            46.8        65.3%      32.4%        0.8%       1.5%
1996            2,708.4          752.8           -              29.9        77.5%      21.6%         -        0.9%
---------- --- ----------- -- ----------- -- ----------- --- ------------ ---------- ----------- ---------- ----------

(1)  Carrying  value  does not  include  other  mortgage  securities  and  other portfolio assets.


Purchase, Securitization and Sale of Portfolio Assets

During 1996, the Company sold various portfolio investments due in part to favorable market conditions, and in an attempt to strengthen the Company's balance sheet by reducing its exposure to recourse short-term borrowings which financed such investments. The aggregate principal amount of investments sold during 1996 was $506.6 million, consisting of $479.3 million of ARM securities and $27.3 million of other mortgage securities. These sales, along with the re-securitization of certain ARM securities, reduced short-term borrowings by approximately $1 billion and the Company recognized net losses of $0.9 million. Also during 1996, the Company added approximately $2.13 billion of collateral for collateralized bonds, with $2.07 billion of associated borrowings, through its production operations. The Company also exercised its call right or otherwise purchased $27.0 million of fixed-rate mortgage securities and $85.3 million of other mortgage securities.

During 1995, the Company sold certain portfolio investments to (i) reduce the Company's exposure to periodic cap risk as discussed above, (ii) reduce the Company's exposure to further declines in the market value of such securities and (iii) increase liquidity. The aggregate principal amount of investments sold was $632.1 million, consisting of $623.3 million principal amount of ARM securities and $8.8 million of other mortgage securities from its portfolio. Additionally, during the first quarter of 1995, the Company sold its repurchase obligation on all convertible ARM loans previously securitized or sold. The
Company realized a net gain of $3.8 million on these sales of mortgage securities and its repurchase obligation for 1995. During 1995, the Company added approximately $851.7 million of collateral for collateralized bonds, with $803.8 million of associated borrowings, $1.7 million of fixed-rate mortgage securities and $5.7 million of other mortgage securities to its portfolio through its mortgage operations. Additionally, the Company purchased approximately $409.5 million of ARM securities and $6.0 million of fixed-rate mortgage securities for its investment portfolio.


                            PRODUCTION ACTIVITIES

Until May 1996, the Company's production operations were comprised mainly of its single-family mortgage operations that concentrated on the "non-conforming" segment of the residential loan market. The Company funded its single-family loans directly through mortgage brokers (wholesale) and purchased loans through a network of mortgage companies (correspondents). Loans originated through the Company's former single-family mortgage operations constitute the majority of loans underlying the securities that comprise the Company's current portfolio assets. Since the sale of the Company's single-family mortgage operations, the Company's primary production operations have been focused on multi-family lending and manufactured housing lending. The Company is in the process of broadening its multi-family lending capabilities to include other types of commercial real estate loans and to expand its manufactured housing lending to include inventory financing to manufactured housing dealers. The Company may also purchase single-family loans on a "bulk" basis from time to time, and may originate such loans on a retail basis.

The purpose of the Company's production operations is to enhance the return on shareholders' equity (ROE) by earning a favorable net interest spread while loans are in warehouse being accumulated for securitization or sale and creating investments for its portfolio at a lower cost than if such investments were purchased from third parties. The creation of such investments generally involves the issuance of pass-through securities or collateralized bonds collateralized by the loans generated from the Company's production activities, and the retention of one or more classes of the securities or collateralized bonds relating to such issuance. The issuance of pass-through securities and collateralized bonds generally limits the Company's credit and interest rate risk relating to loans generated by the Company's production operations.

When a  sufficient  volume  of  loans  is  accumulated,  the  Company  generally securitizes the loans through the issuance of collateralized bonds or pass-through securities. The Company believes that securitization is an efficient and cost effective way for the Company to (i) reduce capital otherwise required to own the loans in whole loan form; (ii) limit the Company's exposure to credit risk on the loans; (iii) lower the overall cost of financing the loans; and (iv) depending on the securitization structure, limit the Company's exposure to interest rate and/or valuation risk. As a result of the reduction in the availability of mortgage pool insurance, and the Company's desire to both reduce its recourse borrowings as a percentage of its overall borrowings and the variability of its earnings, the Company has utilized the collateralized bonds structure for securitizing substantially all of its loan production since the beginning of 1995.

The following table summarizes the production activity for the three years ended December 31, 1996, 1995 and 1994.

                             Production Activity
                               ($ in thousands)
-------------------------------------------------------------------
                                             Year Ended
                                            December 31,
                                  ---------------------------------
                                   1996         1995         1994
                                -----------  -----------  ----------
Multi-family                     $  201,496    $  18,532   $  20,626
Manufactured housing                 41,031            -           -
Single-family                       501,474      875,421   2,840,817
                                  =========     ========    ========
   Total principal amount of
     loans funded   through      $  744,001    $ 893,953  $2,861,443
   production operations
                                  =========     ========    ========

Single-family loans bulk         $  731,460    $  22,433   $       -
purchased
                                  =========     ========    ========

Principal amount securitized     $1,357,564   $1,172,101  $3,100,595
or sold                          =========     ========    ==========

--------------------------------------------------------------------

1996 compared to 1995. The decrease in the overall funding volume of loans for 1996 as compared to 1995 is mainly the result of the sale of the Company's single-family mortgage operations in May 1996. This decrease was partially offset by the increase in multi-family loans funded and the commencement of manufactured housing lending.

The manufactured housing operations began funding loans during the second quarter of 1996. Since its initial start-up, the Company has opened region offices in North Carolina, Georgia, Texas and Michigan. The Company is planning to establish a fifth regional office on the West coast during the second quarter of 1997. Principally all funding volume has been obtained through relationships with manufactured housing dealers. As of December 31, 1996, the Company had $41 million in principal balance of manufactured housing loans in inventory, and had commitments outstanding of approximately $15 million. As of December 31, 1996, manufactured housing loans that were 60+ day delinquent totaled $0.1 million. In the future, the Company plans to expand its sources of origination to nearly all sources for manufactured housing loans by establishing relationships with park owners, developers of manufactured housing communities, manufacturers of manufactured homes, brokers and correspondents. In addition, the Company will begin offering dealer inventory financing during the first quarter 1997. Once certain volume levels are achieved at a particular region, district offices may be opened in an effort to further market penetration. The first district office is expected to be opened in the first quarter of 1997.

As of December 31, 1996, the Company had $208 million in principal balance of multi-family loans held for securitization compared with $7.8 million at December 31, 1995. There are no multi-family loan delinquencies as of December 31, 1996. Principally all fundings are under the Company's lending programs for properties that have been allocated low income housing tax credits. As of December 31, 1996, commitments to fund multi-family loans over the next 25 months were approximately $522 million. The Company expects that it will have funded volume sufficient enough to securitize a portion of its multi-family mortgage loans held for securitization in the first half of 1997 through the issuance of collateralized bonds. The Company will retain a portion of the credit risk after securitization and intends to service the loans.

The Company's securitization strategy for 1996 focused on securitizing its loan production through the issuance of collateralized bonds. These securitizations are recorded as financing transactions and as such, no gain on sale is recorded at the time of the securitization. Instead, income related to the net collateralized bond investment is recognized over time as part of net margin income. In 1996 the Company securitized approximately $1.4 billion of loans through the issuance of collateralized bonds compared to $770 million in 1995. During 1996 there were no whole loan pool sales or pass-through securitizations.

1995 compared to 1994. The decrease in the funding volume of loans in 1995 as compared to 1994 resulted from the lower overall mortgage loan originations in the market and an increased level of price competition for mortgage loans. Additionally, approximately 64% of the mortgage loans funded by the Company were ARM loans, which declined as a percentage of the overall loan origination market as a result of the flat yield curve environment during much of 1995.

During 1995, a substantial portion of the Company's loan production was securitized through the issuance of collateralized bonds. Of the remaining production in 1995, the Company sold whole loan pools aggregating $124 million, and securitized $278 million of mortgage loans using a senior/subordinated structure. The net gain on securitizations and sales of these mortgage loans, excluding recognition of deferred gains, amounted to $4.7 million for 1995. This represented a decline of $15.3 million, or 77%, from net gains on sale of mortgage loans of $20.0 million for 1994.

During 1994, the Company acquired a mortgage servicing company with a servicing portfolio of approximately $600 million. Through this acquisition, the Company serviced those mortgage loans where it has retained all or a portion of the credit risk. During 1995, the Company sold a portion of its purchased mortgage servicing rights which were acquired in the acquisition. The gain resulting from this sale totaled $1.2 million, and was included in net gain on sale of assets. Prior to the sale of the single-family mortgage operations, the Company had generally serviced mortgage loans which it has originated or purchased and where it retained all or a portion of the credit risk. Due of the sale of the Company's single-family mortgage operations, the Company no longer services these mortgage loans. Therefore, during the second quarter of 1996, as an adjustment to the gain on sale of the mortgage operations, the Company recognized a provision for potential losses on these loans of approximately $31 million.

                                 OTHER ITEMS

General and Administrative Expenses

General and administrative expenses (G&A expense) consist of expense incurred in conducting the Company's production activities, managing the investment portfolio, and various corporate expenses. The following table summarizes the Company's efficiency, the ratio of G&A expense to average interest-earning assets, and the ratio of G&A expense to average total equity.


                           Operating Expense Ratios
---------------------------------------------------------------------
                                        G&A                G&A
                                   Expense/Average    Expense/Average
                      G&A        Interest-earning        Total Equity
                    Efficiency       Assets               (b)
                    Ratio (a)     (Annualized)         (Annualized)
-----------------------------------------------------------------------------
1994                 9.36%             0.60%              7.84%
1995                 7.14%             0.54%              5.92%
1996                 6.65%             0.51%              5.28%
---------------------------------------------------------------------

(a)  G&A expense as a percentage of interest income.
(b)  Average total equity excludes unrealized gain (loss) on  available-for-sale investments.

G&A expense increased for the year ended December 31, 1996 as compared to the same period in 1995 primarily due to the expansion of the single-family wholesale operations and the start up costs related to the manufactured housing lending operations. The Company continues to expand its manufactured housing operations, and in August 1996, acquired MCM to expand its multi-family and commercial lending businesses. The Company currently services all loans funded through its production operations. Such operations should continue to cause general and administrative expenses to increase in 1997. G&A related to the production operations will increase over time as the Company expands its production activities with current and new product types. G&A expense in 1995 compared to 1994 decreased as a result of the reduction in the workforce due to the decrease in single-family lending volumes during 1995 compared to 1994.

Net Income and Return on Equity

Net income increased from $36.9 million for the year ended December 31, 1995, to $73.0 million for the year ended December 31, 1996. Return on common equity (excluding the impact of the unrealized gain on available-for-sale investments) also increased from 12.5% for the year ended December 31, 1995 to 21.6% for the year ended December 31, 1996. The majority of the increase in both the net income and the return on common equity from 1995 is due to (i) the gain recognized on the sale of the single-family operations in the second quarter of 1996, (ii) the increased net margin related to increased levels of interest-earning assets and (iii) the increase in the net interest spread on interest-earning assets.

                                      Components of Return on Common Equity
--------------------------------------------------------------------------------------------------------------------------
                                                  Gains and         G&A
                  Net Interest     Provision        Other         Expense/      Preferred     Return on
                     Margin/      for Losses       Income         Average       Dividend/        Average    Net Income
                     Average    /Average Common   /Average         Common      Average Common  Common       Available to
                  Common Equity     Equity      Common Equity      Equity        Equity         Equity         Common
                  (annualized)   (annualized)   (annualized)    (annualized)   (annualized)   (annualized)  Shareholders
--------------------------------------------------------------------------------------------------------------------------
1994                 17.12%          0.78%         10.74%         7.84%            N/A          19.24%        $52,257
1995                 16.58%          1.06%          4.62%         6.63%           1.01%         12.50%         34,164
1996                 26.68%          1.06%          6.47%         7.10%           3.43%         21.56%         63,039
--------------------------------------------------------------------------------------------------------------------------



The Company and its qualified REIT subsidiaries (collectively "Resource REIT") have elected to be treated as a real estate investment trust for federal income tax purposes. The REIT provisions of the Internal Revenue Code require Resource REIT to distribute to shareholders substantially all of its taxable income, thereby restricting its ability to retain earnings. The Company may issue additional common stock, preferred stock or other securities in the future in order to fund growth in its operations, growth in its portfolio of mortgage investments or for other purposes.

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

                                                Dividend Summary
                                    ($ in thousands, except per share amounts)
---------------------------------------------------------------------------------------------
                   Taxable Net
                     Income                          Dividend
                  Available to        Taxable Net    Declared    Dividend      Cumulative
                     Common            Income Per   Per Common   Pay-out      Undistributed
                  Shareholders        Common Share    Share       Ratio      Taxable Income
---------------------------------------------------------------------------------------------
1994                  $    48,396     $    2.44    $   2.76        113%    $      3,665
1995                       32,438          1.61        1.68        104%           3,204
1996                       51,419          2.52        2.27         90%           8,210
---------------------------------------------------------------------------------------------


Taxable income for 1996 is estimated as the Company has not filed its 1996 federal income tax returns. Taxable income differs from the financial statement net income which is determined in accordance with generally accepted accounting principles (GAAP). For the year ended December 31, 1996, GAAP net income per common share exceeded taxable income per common share principally due to differences related to the sale of the single-family operations. For tax purposes, the sale will be accounted for on an installment sale basis with annual taxable income of approximately $10 million. Additionally, the Company had a capital loss carryforward available from prior years of $9 million which will offset a portion of the tax gain from the sale of the single-family operations that will be recognized in 1996. Cumulative undistributed taxable income represents timing differences in the amounts earned for tax purposes versus the amounts distributed. Such amounts can be distributed for tax purposes in the subsequent year as a portion of the normal quarterly dividend.

Recent Accounting Pronouncements

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



                       LIQUIDITY AND CAPITAL RESOURCES

The Company has various sources of cash flow upon which it relies for its working capital needs. Sources of cash flow from operations include primarily the return of principal on its portfolio investments and the issuance of collateralized bonds. Other borrowings provide the Company with additional cash flow in the event that it is necessary. Historically, these sources have provided sufficient liquidity for the conduct of the Company's operations. However, if a significant decline in the market value of the Company's portfolio assets should occur, the Company's available liquidity from these other borrowings may be reduced. As a result of such a reduction in liquidity, the Company may be forced to sell certain portfolio assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

The Company borrows funds on a short-term basis to support the accumulation of loans prior to the sale of such loans or the issuance of mortgage- or asset-backed securities. These borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of the existing collateral declines and may be due on demand or upon the occurrence of certain events. If borrowing costs are higher than the yields on the assets financed with such funds, the Company's ability to acquire or fund additional assets may be substantially reduced and it may experience losses. These short-term borrowings consist of the Company's lines of credit and repurchase agreements and are paid down as the Company securitizes or sells loans.

A substantial portion of the assets of the Company are pledged to secure indebtedness incurred by the Company. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of the Company in the event of the Company's liquidation, except to the extent that the value of such assets exceeds the amount of the indebtedness they secure.

Lines of Credit

At December 31, 1996, the Company has three credit facilities aggregating $500 million to finance loan fundings and for working capital purposes of which $350 million expires in 1997 and $150 million expires in 1998. One of these facilities includes several sublines aggregating $300 million to serve various purposes, such as multi-family loan fundings, working capital, and manufactured housing loan fundings, which may not, in the aggregate, exceed the overall facility commitment of $150 million at any time. Working capital borrowings are limited to $30 million. The Company expects that these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal. The lines of credit contain certain financial covenants which the Company met as of December 31, 1996. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.


Repurchase Agreements

The Company finances certain of its portfolio assets through repurchase agreements. Repurchase agreements allow the Company to sell such portfolio assets for cash together with a simultaneous agreement to repurchase the same portfolio assets on a specified date for a price which is equal to the original sales price plus an interest component. At December 31, 1996, the Company had outstanding obligations of $756.4 million under such repurchase agreements, of which $717.2 million, $26.3 million and $12.9 million were secured by ARM securities, fixed-rate mortgage securities and other mortgage securities, respectively compared to $1.98 billion in repurchase agreements at December 31, 1995, secured by $1.95 billion, $24.2 million and $7.7 million, respectively in ARM securities, fixed securities and other mortgage securities. Increases in either short-term interest rates or long-term interest rates could negatively impact the valuation of these mortgage securities and may limit the Company's borrowing ability or cause various lenders to initiate margin calls. Additionally, certain of the Company's ARM securities are AAA or AA rated classes that are subordinate to related AAA rated classes from the same series of securities. Such AAA or AA rated classes have less liquidity than securities that are not subordinated and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying mortgage loans. In instances of a downgrade of an insurer or the deterioration of the credit quality of the underlying mortgage collateral, the Company may be required to sell certain portfolio assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses.

The Company owns $367 million of its collateralized bonds at December 31, 1996 and has financed such collateralized bonds with $367 million of short-term debt. This compares to approximately $102 million in collateralized bonds at December 31, 1995 financed with $102 million of short-term debt. For financial statement presentation purposes, the Company has classified the $367 million and $102 million of short-term debt at December 31, 1996 and 1995, respectively, as collateralized bonds outstanding.

The Company also may finance a portion of its loans held for securitization with repurchase agreements on an uncommitted basis. At December 31, 1996, the Company had no outstanding obligations under such repurchase agreements.

Potential immediate sources of liquidity for the Company include cash balances and unused availability on the credit facilities. At December 31, 1996, the Company had an estimated unused borrowing capacity of $131.8 million. The total immediate sources of liquidity totaled $39.5 million, or 4.24% of recourse borrowings. Recourse borrowings exclude borrowings, such as collateralized bonds, that are non-recourse to the Company.

Unsecured Borrowings

The Company issued two series of unsecured notes totaling $50 million in 1994. The proceeds from this issuance were used for general corporate purposes. At December 31, 1996, the notes have an outstanding balance at of $44 million compared to $47 million at December 31, 1995. The first principal repayment of one of the notes was due October 1995 and annually thereafter, with quarterly interest payments due. Principal repayment on the second note is contracted to begin in October 1998. The notes mature between 1999 and 2001 and bear interest at 9.56% and 10.03%. The note agreements contain certain financial covenants which the Company met as of December 31, 1996. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future. The Company also has various acquisition notes totaling $2.0 million and $1.4 million at December 31, 1996 and 1995, respectively.

Preferred Stock Offering

In October 1996, the Company issued 1.84 million shares of Series C 9.73% Cumulative Convertible Preferred Stock at a price of $30 per share. The net proceeds from this issuance totaled $52.9 million and were used to pay down short-term debt, as well as for general corporate purposes.


                            FOURTH QUARTER REVIEW

The Company reported net income of $17.9 million for the fourth quarter of 1996 and earnings per common share of $0.70. These results compare favorably with the fourth quarter of 1995 net income of $12.1 million and earnings per common share of $0.51. Compared with the fourth quarter of 1995, the Company's fourth quarter 1996 results reflect mainly an increase in the net interest margin, offset partially by an increase general and administrative expenses.

Net  interest  margin  totaled  $19.8  million  for the  fourth  quarter of 1996 compared with $13.9 million for the fourth quarter of 1995. The increase resulted primarily from an increase in average interest-earning assets to $4.3 billion for the fourth quarter of 1996 compared to $3.4 billion for the fourth quarter of 1995. The increase in the average interest-earning assets was primarily due to the addition of $2.13 billion in collateral for collateralized bonds during 1996. Additionally, the spread on the net investment in collateralized bonds increased from 1.47% for the fourth quarter of 1995 to 1.51% for the fourth quarter of 1996. These factors were the major contributors to the overall increase in the net interest spread on all interest-earning assets from 1.48% in the fourth quarter of 1995 to 1.56% for the fourth quarter of 1996.

Annualized return on common shareholders' equity was 19.31% in the fourth quarter of 1996 compared to 14.96% for the fourth quarter of 1995.

The average borrowed funds increased $800 million to $3.8 billion for the fourth quarter of 1996 compared to $3.0 billion for the fourth quarter of 1995. This increase was directly related to the increase in the average interest-earning assets, primarily collateral for collateralized bonds. While the average borrowings increased for the fourth quarter of 1996, the average cost of funds decreased in comparison with the same quarter in 1995. The decrease in the cost of funds was due to the decrease in the average one-month LIBOR rate in the fourth quarter of 1996 in comparison to the fourth quarter of 1995.

Loan production for the fourth quarter of 1996 decreased from the fourth quarter of 1995 primarily as a result of the sale of the single-family mortgage operations in the second quarter of 1996. This decrease in single-family mortgage lending during the fourth quarter of 1996 was partially offset by the increase in multi-family and manufactured housing lending during the fourth quarter of 1996 in comparison to the same period for 1995.

Summary of Selected Quarterly Results (unaudited)
(amounts in thousands except share data)

-------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996                     First Quarter      Second Quarter     Third Quarter     Fourth Quarter
-------------------------------------------------------------------------------------------------------------------------
Operating results:
       Total revenues                                  $72,982           $91,236           $80,414            $86,339
       Net interest margin                              17,819            18,292            19,002             19,794
       Net income                                       12,685            25,897            16,558             17,908
       Primary net income per common share                0.52              1.16              0.70               0.70
       Fully diluted net income per common share          0.52              1.07              0.68               0.69
       Cash dividends declared per common share           0.51              0.55             0.585               0.62
       Annualized return on common shareholders' equity  15.12%            32.45%            19.17%             19.31%

-------------------------------------------------------------------------------------------------------------------------

Average interest-earning assets                     $3,746,326        $4,164,848        $4,106,538         $4,308,551
Average borrowed funds                               3,321,060         3,735,776         3,667,944          3,825,116
-------------------------------------------------------------------------------------------------------------------------

Net interest spread on interest-earning assets           1.53%             1.48%             1.57%              1.56%
Average asset yield                                      7.70%             7.52%             7.64%              7.72%
Net yield on average interest-earning assets (1)         2.23%             2.11%             2.21%              2.25%
Cost of funds                                            5.99%             6.04%             6.07%              6.17%
-------------------------------------------------------------------------------------------------------------------------

Loans funded                                        $  358,913       $  233,618         $   70,757         $   80,713
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995                     First Quarter      Second Quarter     Third Quarter     Fourth Quarter
-------------------------------------------------------------------------------------------------------------------------

Operating results:
       Total revenues                                $  64,426         $  64,482         $  69,373           $  68,215
       Net interest margin                               7,404             9,215            11,906              13,894
       Net income                                        6,596             8,041            10,128              12,145
       Net income per common share (2)                    0.33              0.40              0.46                0.51
       Cash dividends declared per common share           0.36              0.40              0.44                0.48
       Annualized return on common shareholders' equity   9.68%            11.81%            13.52%              14.96%

    ---------------------------------------------------------------------------------------------------------------------------

Average interest-earning assets                     $3,406,960        $3,181,363        $3,450,435          $3,360,809
Average borrowed funds                               3,058,127         2,906,055         3,159,677           3,025,324
---------------------------------------------------------------------------------------------------------------------------

Net interest spread on interest-earning assets           0.56%             1.03%             1.20%               1.48%
Average asset yield                                      7.14%             7.71%             7.74%               7.67%
Net yield on average interest-earning assets (1)         1.23%             1.60%             1.74%               2.00%
Cost of funds                                            6.58%             6.68%             6.46%               6.30%
--------------------------------------------------------------------------------------------------------------------------

Loans funded                                        $  237,119        $  197,516        $  242,213          $  217,105
------------------------------------------------------------------------------------------------------------------------

(1)  Computed as net interest margin excluding  non-interest  collateralized bond expenses and interest on senior notes payable.
(2)  Fully diluted net income per share is not presented for 1995 as the Company's preferred stock and outstanding stock appreciation rights were anti-dilutive.

                          FORWARD-LOOKING STATEMENTS

Certain written statements in this Form 10-K made by the Company, that are not historical fact, constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. The Company does not undertake, and the Securities Litigation Reform Act specifically relieves the Company from, any obligation to update any forward-looking statements.

Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

Economic Conditions. The Company is affected by consumer demand for manufactured housing, multi-family housing and other products which it finances. A material decline in demand for these goods and services would result in a reduction in the volume of loans originated by the Company. The risk of defaults and credit losses could increase during an economic slowdown or recession. This could have an adverse effect on the Company's financial performance and the performance on the Company's securitized loan pools.

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

Interest Rate Fluctuations. The Company's income depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently originated by the Company are fixed-rate. The profitability of a particular securitization may be reduced if interest rates increase substantially before these loans are securitized. In addition, the majority of the investments held by the Company are securities or loans with adjustable rates. These investments are financed through short-term repurchase agreements and floating rate collateralized bonds. The net interest spread for these investments could decrease during a period of rapidly rising interest rates, since the investments have interest rate caps and the related borrowing have no such interest rate caps.

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

Regulatory Changes. The Company's business is subject to federal and state regulation which, among other things, require the Company to maintain various licenses and qualifications and require specific disclosures to borrowers. Changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company's operation and the performance of the Company's securitized loan pools.

New Production Sources. The Company has recently begun originating manufactured housing loans and anticipates entering other lending businesses that are complementary to its current multi-family mortgage lending strategy. The Company is incurring or will incur expenditures related to the start-up of these businesses, with no guarantee that production targets set by the Company will be met or that these businesses will be profitable. Various factors such as economic conditions, interest rates, competition and the lack of the Company's prior experience in originating manufactured housing or other loans could all impact these new production sources.



Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon are set forth on pages F-1 through F-19 of this Form 10-K.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                   PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The information required by Item 10 as to directors and executive officers of the Company is included in the Company's proxy statement for its 1997 Annual Meeting of Stockholders (the 1997 Proxy Statement) in the Election of Directors and Management of the Company sections on pages 2 and 4 and is incorporated herein by reference.



Item 11.   EXECUTIVE COMPENSATION


The information required by Item 11 is included in the 1997 Proxy Statement in the Management of the Company section on pages 4 through 9 and is incorporated herein by reference.



Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 is included in the 1997 Proxy Statement in the Ownership of Common Stock section on page 3 and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The information required by Item 13 is included in the 1997 Proxy Statement in the Compensation Committee Interlocks and Insider Participation section on page 8 and is incorporated herein by reference.


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

3.  Exhibits

Exhibit
Number      Exhibit
3.1 Articles of Incorporation of the Registrant, as amended, effective as of February 4, 1988. (Incorporated herein by reference to the to the Company's Amendment No. 1 to the Registration
      Statement on Form S-3 (No. 333-10783) filed March 21, 1997.)

3.2 Amended Bylaws of the Registrant (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, as amended.)

3.3 Amendment to the Articles of Incorporation, effective December 29, 1989 (Incorporated herein by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-10783) filed March 21, 1997.)

3.4 Amendment to the Articles of Incorporation, effective June 27, 1995 (Incorporated herein by reference to the Company's Current Report on Form 8-K (File No. 1-9819), dated June 26, 1995.)

3.5 Amendment to the Articles of Incorporation, effective October 23, 1995 (Incorporated herein by reference to the Company's
      Current Report on Form  8-K (File No. 1-9819), dated October 19, 1995.)

3.6 Amendment to the Articles of Incorporation, effective October 9, 1996 (Incorporated herein by reference to the Registrant's Current Report on Form 8-K (File No. 1-9819), filed October 15, 1996.)

3.7 Amendment to the Articles of Incorporation, effective October 10, 1996 (Incorporated herein by reference to the Registrant's Current Report on Form 8-K (File No. 1-9819), filed October 15, 1996.)

3.8 Amendment to the Articles of Incorporation, effective October 19, 1992. (Incorporated herein by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-10783) file March 21, 1997.)

3.9 Amendment to the Articles of Incorporation, effective August 17, 1992. (Incorporated herein by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-10783) filed March 21, 1997.)


10.1 Selected Portions of the Registrant's Seller/Servicer Guide (Incorporated herein by reference to Saxon Mortgage Securities Corporation's Registration Statement on Form S-11 (No. 33-57204) filed January 21, 1993.

10.2 Program Servicing Agreement between the Registrant and Ryland Mortgage Company, as amended (Incorporated herein by reference to Exhibits the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 1-9819) dated February 18, 1992).

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

10.7 Promissory Note, dated as of May 13, 1996, between Resource Mortgage Capital, Inc. (as Lender) and Dominion Mortgage Services, Inc. (as
      Borrower) (Incorporated   herein  by  reference  to  Exhibits  to  the
      Company's Form 10-Q for the quarter ended June 30, 1996 (File No. 1-9819) dated August 14, 1996.)

10.8 Employment Agreement: William J. Moore dated August 31, 1996 (filed herewith)

10.9  Resource Mortgage Capital, Inc. Bonus Plan (filed herewith)

21.1 List of subsidiaries and consolidated entities of the Company (filed herewith)

23.1  Consent of KPMG Peat Marwick LLP  (filed herewith)

27.1 Financial Data Schedule (Incorporated herein by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-10783) filed March 27, 1997.)

(b)   Reports on Form 8-K:
      Current Report on Form 8-K, filed on Ocober 15, 1996 regarding the issuance of Series C 9.73% Cumulative Convertible Preferred Stock.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    RESOURCE MORTGAGE CAPITAL, INC.
                                    (Registrant)




March 21, 1997                      /s/ Thomas H. Potts
                                    -------------------

                                    Thomas H. Potts
                                    President
                                    (Principal Executive Officer)



March 21, 1997                      /s/ Lynn K. Geurin
                                    ------------------

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

     Signature                Capacity                      Date



/s/ Thomas H. Potts           Director                   March 21, 1997
--------------------
Thomas H. Potts




/s/ J. Sidney Davenport, IV        Director               March    21, 1997
 ---------------------------
J. Sidney Davenport, IV



/s/ Richard C. Leone,              Director                March 21, 1997
----------------------

Richard C. Leone


/s/ Paul S. Reid                   Director                March 21, 1997
-------------------
Paul S. Reid



/s/ Donald B. Vaden                Director                 March 21, 1997
-------------------

Donald B. Vaden

                                EXHIBIT INDEX


                                                                             Seuentially
                                                                              Numbered
   Exhibit                                                                       Page

10.8         Employment  Agreement:  William J.  Moore  dated August 31, 1996.......I


10.9         Resource   Mortgage   Capital, Inc. Bonus Plan........................II


21.1        List of subsidiaries..................................................III


23.1        Consent of KPMG Peat Marwick LLP.......................................IV

                       RESOURCE MORTGAGE CAPITAL, INC.


                    CONSOLIDATED FINANCIAL STATEMENTS AND

                         INDEPENDENT AUDITORS' REPORT

                          For Inclusion in Form 10-K

                           Annual Report Filed with

                      Securities and Exchange Commission

                              December 31, 1996

RESOURCE MORTGAGE CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Financial Statements:                                                                            Page

     Independent Auditors' Report................................................................F-3

     Consolidated  Balance  Sheets
             December 31, 1996 and 1995..........................................................F-4

     Consolidated Statements of Operations
             For the years ended  December 31, 1996, 1995 and 1994 ..............................F-5

     Consolidated Statements of Shareholders' Equity -- For the
             years ended December 31, 1996, 1995 and 1994     ...................................F-6

     Consolidated Statements of Cash Flows -- For the years ended
             December 31, 1996, 1995 and 1994................................................... F-7

     Notes to Consolidated Financial Statements
             December 31, 1996, 1995 and 1994   .................................................F-8



Schedule IV - Mortgage Loans on Real Estate .....................................................F-20


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Mortgage Capital, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.




                                                         KPMG PEAT MARWICK LLP



Richmond, Virginia
February 4, 1997

CONSOLIDATED BALANCE SHEETS
RESOURCE MORTGAGE CAPITAL, INC.


December 31, 1996 and 1995
(amounts in thousands except share data)

ASSETS                                                   1996         1995
                                                        ---------   ----------
Investments:
   Portfolio assets:
       Collateral for collateralized bonds           $2,702,294   $1,028,935
       Mortgage securities                              892,037    2,149,416
       Other                                             96,236       27,585
   Loans held for securitization                        265,537      220,048
                                                        ---------   ----------
                                                      3,956,104    3,425,984

Cash                                                     11,396       22,229
Accrued interest receivable                               8,078       14,851
Other assets                                             11,879       26,974
                                                        =========   ==========
                                                     $3,987,457   $3,490,038
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Collateralized bonds                                $ 2,519,708   $  949,139
Repurchase agreements                                   756,448    1,983,358
Notes payable                                           177,124      154,041
Accrued interest payable                                  2,717        5,278
Other liabilities                                        27,843       43,399
                                                        ---------   ----------
                                                      3,483,840    3,135,215
                                                      -----------  -----------
SHAREHOLDERS' EQUITY

Preferred stock, par value $.01 per share,
  50,000,000 shares authorized:
      9.75% Cumulative Convertible Series A,
        1,552,500 issued and outstanding, respectively   35,460       35,460
      9.55% Cumulative Convertible Series B,
        2,196,824 issued and outstanding, respectively   51,425       51,425
      9.73% Cumulative Convertible Series C,
        1,840,000 and none issued and outstanding,       52,740            -
             respectively
Common stock, par value $.01 per share, 50,000,000
      shares authorized,20,653,593 and  20,198,654
      issued and outstanding, respectively                  207          202
Additional paid-in capital                              291,637      281,508
Net unrealized gain (loss) on investments                64,402       (4,759)
    available-for-sale
Retained earnings (deficit)                               7,746       (9,013)
                                                       ---------    ----------
                                                        503,617      354,823
                                                        ---------   ----------
                                                     $3,987,457   $3,490,038
                                                     ===========  ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
RESOURCE MORTGAGE CAPITAL, INC.

Years ended December 31, 1996, 1995 and 1994 (amounts in thousands  except share data)
                                                   1996       1995      1994
                                                ---------  --------  ---------
Interest income:
     Collateral for collateralized bonds        $148,675   $ 61,007  $ 33,719
     Mortgage securities                         129,253    161,889   157,701
     Other portfolio assets                        4,700     2,637        765
     Loans held for securitization                29,439    28,349     35,121
                                                 ---------  --------  ---------
                                                 312,067    253,882   227,306
                                                 ---------  --------  ---------

Interest and related expense:
     Collateralized bonds                        117,070    50,984     32,840
     Repurchase agreements                       105,970   142,474    134,791
     Notes payable                                 8,195    11,186      6,189
     Other                                         2,819     3,931      6,998
     Provision for losses                          3,106     2,888      2,124
                                                 ---------  --------  ---------
                                                 237,160    211,463   182,942
                                                 ---------  --------  ---------

Net interest margin                               74,907    42,419     44,364


Gain on sale of single-family mortgage            17,285         -          -
operations
Gain on sale of assets, net of associated costs      503     9,651     27,723
Other income                                       1,116     2,963      1,454
General and administrative expenses              (20,763  ) (18,123 ) (21,284  )
                                                 ---------  --------  ---------

Net income                                       $73,048    $36,910   $52,257
                                                 =========  ========  =========

Net income                                       $73,048   $ 36,910  $ 52,257
Dividends on preferred stock                     (10,009)    (2,746)      -
                                                 =========  ========  =========
Net income available to common shareholders     $ 63,039   $ 34,164  $ 52,257
                                                 =========  ========  =========

Per common share:
     Primary                                     $  3.08     $ 1.70  $   2.64
                                                 =========  ========  =========
     Fully diluted                              $   2.96    $  1.70  $   2.64
                                                 =========  ========  =========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
RESOURCE MORTGAGE CAPITAL, INC.


Years ended December 31, 1996, 1995 and 1994 (amounts in thousands except share data)

                                                                             Net Unrealized
                                                             Additional       Gain (Loss)       Retained
                                       Preferred    Common     Paid-in       on Investments     Earnings
                                         Stock       Stock     Capital     Available-for-Sale   (Deficit)          Total
                                      ------------------------------------------------------------------------------------

Balance at December 31, 1993               $    -   $      193    $259,622          $         -     $ (6,783)   $ 253,032

Issuance of common stock                        -            8      19,674                    -           -        19,682
Net income - 1994                               -            -          -                     -       52,257       52,257
Change in net unrealized loss
    on investments available-for-sale           -            -          -                (72,678)        -        (72,678)
Dividends on common stock
    at $2.76 per share                          -            -          -                    -       (54,822)     (54,822)
 ---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                    -          201     279,296               (72,678)     (9,348)     197,471

Issuance of common stock                         -           1       2,212                     -           -        2,213
Series A preferred stock issued,
    net of issuance costs                   35,460           -          -                      -           -       35,460
Series B preferred stock issued,
    net of issuance costs                   51,425           -          -                      -           -       51,425
Net income - 1995                                -           -          -                      -       36,910      36,910
Change in net unrealized loss,
    on investments available-for-sale            -           -          -                  67,919          -       67,919
Dividends on common stock
    at $1.68 per share                           -           -          -                      -      (33,829)    (33,829)
Dividends on preferred stock                     -           -          -                      -       (2,746)     (2,746)
                                      ------------------------------------------------------------------------------------
Balance at December 31, 1995                86,885        202      281,508                 (4,759)     (9,013)    354,823

Issuance of common stock                         -          5       10,129                     -           -       10,134
Series C preferred stock issued,
    net of issuance costs                   52,740          -            -                     -           -       52,740
Net income - 1996                                -          -            -                     -       73,048      73,048
Change in net unrealized loss
    on investments available-for-sale            -          -            -                 69,161          -       69,161
Dividends on common stock
    at $2.27 per share                           -          -            -                     -      (46,280)    (46,280)
Dividends on preferred stock                     -          -            -                     -      (10,009)    (10,009)
                                      =======================================================================================
Balance at December 31, 1996             $ 139,625       $207    $ 291,637            $    64,402    $  7,746   $ 503,617
                                      =======================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
RESOURCE MORTGAGE CAPITAL, INC.


Years ended December 31, 1996, 1995 and 1994
(amounts in thousands)

                                                                            1996             1995            1994
                                                                       ---------------  ---------------  --------------
Operating activities:
   Net income                                                             $    73,048      $   36,910     $    52,257
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
       Provision for losses                                                     3,106           2,888           2,124
       Net gain from sale of portfolio assets                                    (503)         (2,276)         (7,685)
       Gain on sale of single-family operations                               (17,285)              -               -
       Amortization and depreciation                                           23,046          14,091           8,006
       Net increase in accrued interest, other
        assets and other liabilities                                          (22,891)         (9,920)         (3,006)
       Other                                                                        -          (2,639)         (2,092)
                                                                       ---------------  ---------------  -------------
          Net cash provided by operating activities                            58,521          39,054          49,604
                                                                       ---------------  ---------------  --------------

Investing activities:
   Collateral for collateralized bonds:
       Fundings of loans subsequently securitized                          (1,571,955)       (708,954)        (77,917)
       Principal payments on collateral                                       464,478         205,150         120,088
       Net change in funds held by trustees                                     3,056             952          12,917
                                                                       ---------------  ---------------  --------------
                                                                           (1,104,421)       (502,852)         55,088

   Net (increase) decrease in loans held for securitization                   (60,005)        307,019         275,700
   Purchase of collateralized bonds, net                                            -               -          (1,890)
   Purchase of other portfolio assets                                         (33,319)        (15,665)        (16,872)
   Payments on other portfolio assets                                          12,117           4,939              13
   Purchase of mortgage securities                                           (106,510)       (432,885)       (890,170)
   Principal payments on mortgage securities                                  305,112         260,850         436,351
   Proceeds from sales of mortgage securities                                 505,708         634,364         251,454
   Proceeds from sale of single-family operations                              20,413               -               -
   Capital expenditures                                                        (3,162)          (911)          (1,990)
                                                                       ---------------  ---------------  --------------
          Net cash (used for) provided by investing activities               (464,067)       254,859          107,684
                                                                       ---------------  ---------------  --------------

Financing activities:
   Collateralized bonds:
       Proceeds from issuance of securities                                 2,060,402         678,121          68,972
       Principal payments on securities                                      (448,238)       (174,150)       (131,452)
                                                                       ---------------    ---------------  --------------
                                                                            1,612,164         503,971         (62,480)

   Repayments of borrowings, net                                           (1,228,604)       (847,624)        (48,283)
   Proceeds from stock offerings, net                                          62,874           89,097         19,682
   Dividends paid                                                             (51,721)        (25,042)        (59,842)
                                                                       ---------------  ---------------  --------------
          Net cash provided by (used for) financing activities                394,713        (279,598)       (150,923)
                                                                       ---------------  ---------------  --------------

Net (decrease) increase in cash                                               (10,833)         14,315           6,365
Cash at beginning of year                                                      22,229           7,914           1,549
                                                                       ===============  ===============  ==============
Cash at end of year                                                       $    11,396        $ 22,229     $     7,914
                                                                       ===============  ===============  ==============

 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RESOURCE MORTGAGE CAPITAL, INC.

December 31, 1996, 1995 and 1994
(amounts in thousands except share data)


NOTE 1 - THE COMPANY
The Company is a mortgage and consumer finance company which uses its loan production operations to create investments for its portfolio. The Company originates or purchases mortgage loans and consumer installment loans throughout the United States. Currently, the Company's primary production operations include the origination of mortgage loans secured by multi-family properties and the origination of loans secured by manufactured homes. The Company will securitize the loans funded principally as collateral for collateralized bonds, limiting its credit risk and providing long-term financing for those loans securitized. The Company may also use other securitization vehicles for its loan production, such as pass-through securities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of Resource Mortgage Capital, Inc., its wholly owned subsidiaries (together, Resource Mortgage) and certain other affiliated entities (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts for 1995 and 1994 have been reclassified to conform to the presentation for 1996.

Federal Income Taxes
Resource  Mortgage  has  elected to be taxed as a real estate  investment  trust
(REIT) under the Internal Revenue Code. As a result, Resource Mortgage generally will not be subject to federal income taxation at the corporate level to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. No provision has been made for income taxes for Resource Mortgage and its qualified REIT subsidiaries in the accompanying consolidated financial statements, as Resource Mortgage believes it has met the prescribed distribution requirements.

Portfolio Assets
Collateral for Collateralized Bonds. Collateral for collateralized bonds consists of single-family and multi-family mortgage loans which have been pledged to secure collateralized bonds. Loans are carried at their outstanding principal balances, net of unamortized premiums and discounts.

Mortgage   Securities.   Mortgage   securities   consist  of   adjustable-rate
mortgage   securities  (ARMs),   fixed-rate  mortgage   securities,   mortgage
derivative securities and mortgage residual interests.

Other Portfolio Assets. Other portfolio assets consists of a note receivable at December 31, 1996 of $47,500 received in connection with the sale of the Company's single-family mortgage operations in May 1996 (see Note 11), financing lease receivables and single-family homes leased to home builders. Other portfolio assets are considered held to maturity and are therefore reported at their amortized cost basis.

Available-for-Sale Investments. Pursuant to the requirements of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company has classified collateral for collateralized bonds and mortgage securities as available-for-sale. These portfolio assets are therefore reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. The basis of any securities sold is computed using the specific identification method. Any of these investments may be sold prior to maturity to support the Company's investment strategies.

Loans Held for Securitization
Loans held for securitization at December 31, 1996 include mortgage loans secured by multi-family and single-family residential properties and installment loans secured by manufactured homes. These loans were originated through the Company's loan production operations and will generally be securitized as collateral for collateralized bonds. These loans are carried at their unpaid principal balance, net of any unamortized discount or premium and adjusted for deferred hedging gains or losses, if any.

Price Premiums and Discounts
Price premiums and discounts on mortgage securities, collateral for collateralized bonds and collateralized bonds are deferred as an adjustment to the basis of the related investment or obligation and are amortized into interest income or expense, respectively, over the life of the related investment or obligation using the effective yield method adjusted for the effects of prepayments.

Deferred Issuance Costs
Costs incurred in connection with the issuance of collateralized bonds are deferred and amortized over the estimated lives of the collateralized bonds using the interest method adjusted for the effects of prepayments. These costs are included in the carrying value of the collateral for collateralized bonds.

Hedging Instruments
The nature of the Company's investment and financing strategies expose the Company to interest rate risk. Interest rate cap agreements may be utilized to limit the Company's risks related to the financing of certain investments should short-term interest rates rise above specified levels. The amortization of the cost of such interest rate cap agreements will reduce net interest margin on the related investment over the lives of the interest rate cap agreements. The remaining unamortized cost is included with the related investment in the consolidated balance sheets. The Company may also enter into financial futures and options contracts and interest rate swaps to moderate the interest rate risks inherent in the financing of its mortgage securities. Revenues or costs associated with financial futures and options contracts are recognized in income or expense in a manner consistent with the accounting for the asset or liability being hedged. Revenues and costs associated with interest rate swaps are recorded as adjustments to interest expense on the financing obligation being hedged.

The Company may also enter into forward delivery contracts and into financial futures and options contracts for the purpose of reducing exposure to the effect of changes in interest rates on loans which the Company has funded or committed to fund. Gains and losses on such contracts are either (i) deferred until such time the related loans are sold, or (ii) deferred as an adjustment to the carrying value of the related loan and amortized into income over the life of the loan using the effective yield method adjusted for the effects of prepayments.

Cash
Approximately $6,600 and $5,400 of cash at December 31, 1996 and 1995, respectively, is restricted for the payment of premiums on various insurance policies related to certain mortgage securities, or is held in trust to cover losses not otherwise covered by insurance. Cash at December 31, 1995 also included approximately $15,300 of deposits in-transit from repurchase agreement counterparties or the trustee for certain mortgage securities pledged as collateral for repurchase agreements.

Net Income Per Common Share
Net income per common share as shown on the consolidated statements of operations for the years ended December 31, 1996, 1995 and 1994 is presented on both a primary net income per common share and fully diluted net income per common share basis. Fully diluted net income per common share assumes the conversion of the convertible Preferred Stock into common stock, using the if-converted method, and dilutive Stock Appreciation Rights, using the Treasury Stock method. The average number of shares is increased by the assumed conversion of convertible items, but only if these items are dilutive. For the year ended December 31, 1996 only, the Company's Preferred Stock and Stock
Appreciation Rights were dilutive. The Preferred Stocks are convertible to shares of common stock on a one-for-one basis. The following table summarizes the average number of shares of common stock and equivalents used to compute primary and fully diluted net income per common share for the years ended December 31, 1996, 1995 and 1994:


---------------------------------------------------------------------
                                   Year ended December 31,
                             1996            1995           1994
                         -------------- --------------- -------------

    Primary                 20,444,790      20,122,772    19,829,609
                          =============  ============== =============

    Fully-diluted           24,662,677      20,122,772    19,829,609

                          =============  ============== =============

---------------------------------------------------------------------

Stock Appreciation Rights
In January 1996, the Company adopted Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (FAS No. 123). FAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. FAS No. 123 permits entities to expense an estimated fair value of employee stock options or to continue to measure compensation cost for these plans using the intrinsic value accounting method contained in APB Opinion No. 25. As the Company issues only stock appreciation rights pursuant to various stock incentive plans which are currently paid in cash, the impact of adopting FAS No. 123 did not result in a material change to the Company's financial position or results of operations.


Use of Estimates
Fair Value. The Company uses estimates in establishing fair value for its investments available-for-sale. Estimates of fair value for most investments are based on market prices provided by certain dealers. Estimates of fair value for certain other investments are determined by calculating the present value of the projected net cash flows of the instruments using appropriate discount rates and credit loss assumptions. The discount rates used are based on management's estimates of market rates, and the net cash flows are projected utilizing the current interest rate environment and forecasted prepayment rates. Estimates of fair value for all remaining investments available-for-sale are based primarily on management's judgment. Since the fair value of the Company's investments available-for-sale are based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements. The fair value of all on- and off-balance sheet financial instruments is presented in Notes 3 and 9.

Allowance for Losses. As discussed in Note 4, the Company has retained credit risk on certain securitized loans. An allowance for losses has been estimated and established for the credit risk retained based on management's judgment. The allowance for losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of potential credit losses, as well as industry loss experience. Provisions made to increase the allowance related to the credit risk retained is presented as "Provision for Losses" in the accompanying financial statements. The Company's actual credit losses may differ from those estimates used to establish the allowance.

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

NOTE 3 - PORTFOLIO ASSETS

Collateral for Collateralized  Bonds and Mortgage Securities

The following table summarizes the Company's amortized cost basis and fair value of portfolio assets classified as available-for-sale at December 31, 1996 and 1995, and the related average effective interest rates (calculated for the month ended December 31, 1996 and 1995, and excluding unrealized gains and losses):

----------------------------------------------------------------------------
                                       1996                    1995
----------------------------------------------------------------------------

                                          Effective               Effective
                               Fair       Interest       Fair      Interest
                               Value        Rate         Value      Rate
----------------------------------------------------------------------------
Collateral for
collateralized bonds:
   Amortized cost              $2,668,633    7.9%       $1,012,399   8.4%
   Allowance for losses           (31,732)                  (1,800)
                               ----------               ----------
     Amortized cost, net        2,636,901                1,010,599
   Gross unrealized gains          73,696                   20,208
   Gross unrealized losses         (8,303)                  (1,872)
----------------------------------------------------------------------------
                               $2,702,294               $1,028,935
----------------------------------------------------------------------------

Mortgage Securities:
   Adjustable-rate mortgage    $  780,259    6.9%       $2,087,435   6.8%
     securities
   Fixed-rate mortgage             29,505    10.9%          35,074   7.9%
     securities
   Other mortgage securities       88,198    16.4%          56,190   15.6%
                               ----------               ----------
                                  897,962                2,178,699
   Allowance for losses            (4,934 )                 (6,188)
                               ----------               ----------
       Amortized cost, net        893,028                2,172,511
   Gross unrealized gains          23,591                   22,488
   Gross unrealized losses        (24,582 )                (45,583)
----------------------------------------------------------------------------
                               $  892,037               $2,149,416
----------------------------------------------------------------------------

Collateral for collateralized bonds. Collateral for collateralized bonds consists of adjustable-rate and fixed-rate mortgage loans secured by first liens on single-family and multi-family residential housing. All collateral for collateralized bonds is pledged to secure repayment of the related debt obligation. All principal and interest (less servicing related fees) on the collateral is remitted to a trustee and is available for payment on the bond obligation. The Company's exposure to loss on collateral for collateralized bonds is limited to its net investment, as collateralized bonds are non-recourse to the Company. The Company may also be exposed to losses from prepayments of the underlying loans to the extent of unamortized net premium on the loans or deferred costs related to the issuance of the collateralized bonds.

The components of collateral for collateralized bonds at December 31, 1996 and 1995 are as follows:


          ----------------------------------------------------
                                          1996       1995
         ----------------------------------------------------
         Mortgage collateral, net of   $2,555,903    $974,380
         allowance
         Funds held by trustees             2,637       3,056
         Accrued interest receivable       18,575       7,801
         Unamortized premiums and          55,833      22,107
         discounts, net
         Deferred issuance costs            3,953       3,255
         Unrealized gain                   65,393      18,336
         ----------------------------------------------------
                                      $ 2,702,294  $1,028,935
         ----------------------------------------------------

Adjustable-Rate Mortgage Securities. ARMs consist of mortgage certificates secured by adjustable-rate mortgage loans.

Fixed-Rate Mortgage Securities. Fixed-rate mortgage securities consist of mortgage certificates secured by mortgage loans that have a fixed rate of interest for at least one year from the balance sheet date.

Other Mortgage Securities. Other mortgage securities include primarily mortgage derivative securities and mortgage residual interests. Mortgage derivative securities are classes of collateralized bonds, mortgage pass-through certificates, or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Mortgage residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses.

Sale of Securities. Proceeds from sales of mortgage securities totaled $505,708 in 1996, compared to $634,364 in 1995. Gross gains of $4,489 in 1996 and $15,513 in 1995, and gross losses of $6,887 in 1996 and $13,237 in 1995, were realized on those sales. Gross realized losses in 1996 includes the reduction of the basis in certain other mortgage securities recorded as writedowns for permanent impairment as expectations of future prepayments rates would result in the Company receiving less cash than its current basis in those investments. The adjustment recorded by the Company was $1,460 and is included in the net gain on sale of assets in the accompanying financial statements. Gross realized gains for 1995 includes the recognition of the Company's basis in the repurchase obligation related to convertible adjustable-rate mortgage loans previously securitized or sold as a result of the transfer of this obligation to a third party.

NOTE 4 - ALLOWANCE FOR LOSSES ON PORTFOLIO ASSETS

The following table summarizes the activity for the allowance for losses on portfolio assets for the years ended December 31, 1996 and 1995:

   --------------------------------------------------------------------------------------
                                     1996                    1995
   --------------------------------------------------------------------------------------

                                Collateral for                Collateral for
                                collateralized   Mortgage     collateralized     Mortgage
                                   bonds         Securities      bonds          Securities
   ----------------------------------------------------------------------------------------
   Beginning balance               $ 1,800        $ 6,188     $   -              $ 8,703
   Provision for losses            $ 2,300            700        1,800             1,088
   Provision recorded due to
   sale of single-family
   operations (see Note 11)       $ 29,434         $1,600          -                   -

   Losses charged-off, net          (3,554)        (3,603)         -              (1,802)
   -----------------------------------------------------------------------------------------
                                   $31,732        $4,934       $ 1,800           $ 6,188
   -----------------------------------------------------------------------------------------

The Company has limited exposure to credit risk retained on loans which it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the Company's net investment in these collateralized bonds, excluding price premiums and discounts and hedge gains and losses. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding plus servicer advances, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. An allowance for losses, which is based on industry and Company experience, has been established for estimated potential losses over the expected life of these securities. The allowance for losses for collateralized bonds is included in collateral for collateralized bonds in the accompanying consolidated balance sheets.

On certain mortgage securities collateralized by mortgage loans purchased by the Company for which mortgage pool insurance is used as the primary source of credit enhancement, the Company has limited exposure to certain credit risks such as fraud in the origination and special hazard not covered by such insurance. An allowance was established based on the estimate of losses at the time of securitization. The Company has not significantly utilized pool insurance as a form of credit enhancement since 1993. Accordingly, the Company's exposure to such potential losses is declining as the remaining outstanding securities pay-down. The allowance for losses for mortgage securities is included in mortgage securities in the accompanying consolidated balance sheets.

The allowance for losses is evaluated and adjusted periodically by management based on the actual and estimated amount of potential credit losses, as well as industry and Company loss experience.

NOTE 5 - LOANS HELD FOR SECURITIZATION

The following table summarizes the Company's loans held for securitization at December 31, 1996 and 1995, respectively.

    -----------------------------------------------------------------------------------------
                                                                   1996           1995
    -----------------------------------------------------------------------------------------
    Secured by multi-family residential properties                $  208,230     $     7,786
    Secured by manufactured homes                                     40,745               -
    Secured by single-family residential properties                   21,735         190,898
                                                                 ------------  --------------
                                                                     270,710         198,684
    Net premium (discount)                                           (5,173)          21,364
    -----------------------------------------------------------------------------------------
                                                                 $   265,537      $  220,048
    -----------------------------------------------------------------------------------------


The Company originates fixed-rate loans secured by first mortgages or deeds of trust on multi-family residential properties. The Company also originates fixed-rate and adjustable-rate installment loans on manufactured homes which are secured by either a UCC filing or a title. Prior to the sale of its single-family operations (see Note 11), the Company purchased and originated fixed-rate and adjustable-rate loans secured by first mortgages or first deeds of trust on single-family attached or detached residential properties. Subsequent to the sale, the Company is prohibited through March 2001 from purchasing through correspondent relationships or originating through a wholesale network certain types of single-family mortgage loans.

Net premium (discount) on loans held for securitization includes premium paid and discount obtained on loans held for securitization. Additionally, the net premium (discount) is adjusted by the gains and losses generated from corresponding hedging transactions, primarily used to protect the pipeline of commitments to fund loans. The net premium (discount) is deferred as an adjustment to the carrying value of the loans until the loans are securitized or sold.

The Company funded mortgage loans with an aggregate principal balance of $744,001, $893,953 and $2,861,443 during 1996, 1995 and 1994, respectively.
Additionally, the Company made bulk loan purchases totaling $731,460 and $22,433 in 1996 and 1995 respectively.

At December 31, 1996, a portion of the loans secured by single-family residential properties consists of loans delinquent in excess of 90 days and not covered by mortgage pool insurance. These loans were funded prior to the sale of the single-family mortgage operations, and were not subsequently securitized due to delinquency issues. The Company recorded a provision for losses of $2,636 at the time of the sale of the single-family mortgage operations in May 1996. During 1996, losses on loans totaling $520 were charged-off to the allowance, and the balance of the allowance at December 31, 1996 and 1995 was $2,290 and $174, respectively. The remaining balance of single-family residential loans includes loans repurchased from mortgage pass-through securities issued by the Company in prior years and which have mortgage pool insurance to cover losses.



NOTE 6 - COLLATERALIZED BONDS

The components of collateralized bonds along with certain other information at December 31, 1996 and 1995 are summarized below:

            ------------------------------ -------------------------------- -------------------------------
                                                        1996                             1995
            ------------------------------ -------------------------------- -------------------------------
                                             Bonds          Range of          Bonds         Range of
                                            Outstanding    Interest Rates    Outstanding   Interest Rates
            ------------------------------ -------------- ----------------- -------------- ----------------
            Variable-rate classes            $ 2,288,709       5.5% - 6.0%    $   680,993      5.9% - 6.4%
            Fixed-rate classes                   220,185      6.5% - 11.5%        253,183     6.5% - 15.0%
            Accrued interest payable               4,688                            3,021
            Unamortized premium                    6,126                           11,942
            ------------------------------ -------------- ----------------- -------------- ----------------
                                             $ 2,519,708                      $   949,139
            ------------------------------ -------------- ----------------- -------------- ----------------

            Range of stated maturities         1998-2030                      1998 - 2027

            Number of series                          31                               37
            ------------------------------ -------------- ----------------- -------------- ----------------




Each series of collateralized bonds may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on the loans pledged as collateral for collateralized bonds and any reinvestment income thereon are used to make payments on the collateralized bonds (see Note 3). The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to the Company. The maturity of each class is directly affected by the rate of principal prepayments on the related mortgage collateral. Each series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a collateralized bonds series is likely to occur earlier than its stated maturity.


Included in the collateralized bond balance are certain bonds which were not sold, but pledged as collateral for repurchase borrowings. The amount of those repurchase agreements included in collateralized bonds was $366,689 and $102,027 at December 31, 1996 and 1995, respectively. These amounts are recourse to the Company.

The variable rate classes are based on 1-month London InterBank Offered Rate (LIBOR). The average effective rate of interest expense for collateralized bonds was 6.5%, 7.2% and 8.3% for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 7 - REPURCHASE AGREEMENTS

The Company utilizes repurchase agreements to finance certain of its investments. These repurchase agreements are generally recourse to the Company. These repurchase agreements bear interest at rates indexed to LIBOR and may be secured by adjustable-rate mortgage securities, fixed-rate mortgage securities, loans held for securitization and certain other mortgage securities. At December 31, 1996, substantially all repurchase agreements had maturities within thirty days. If the counterparty to the repurchase agreement fails to return the collateral, the ultimate realization of the security by the Company may be delayed or limited.

The excess market value of the mortgage assets securing the Company's repurchase obligations at December 31, 1996 did not exceed 10% of shareholders' equity for any of the individual counterparties with whom the Company had contracted these agreements.

The following table summarizes the Company's repurchase agreements outstanding and the weighted average annual rate for these agreements at December 31, 1996 and 1995:

-----------------------------------------------------------------------
                                               Weighted         Market
                            Amount             Average        Value of
                            Outstanding      Annual Rate     Collateral
------------------------------------------------------------------------
December 31, 1996:
Repurchase agreements secured by:
  Adjustable-rate mortgage         $ 717,232      5.82%        $ 757,389
    securities
  Fixed-rate mortgage                 26,297      5.81%           28,502
    securities
  Other mortgage securities           12,919      5.96%           20,134
------------------------------------------------------------------------
                                   $ 756,448                   $ 806,025
------------------------------------------------------------------------

December 31, 1995:
Repurchase agreements secured by:
  Adjustable-rate mortgage        $1,951,492      5.80%       $2,040,425
    securities
  Fixed-rate mortgage                 24,165      6.03%           34,582
    securities
  Other mortgage securities            7,701      6.12%           32,202
------------------------------------------------------------------------
                                  $1,983,358                  $2,107,209
------------------------------------------------------------------------

NOTE 8 - NOTES PAYABLE

The following table summarizes amounts outstanding under the below referenced notes payable facilities and the weighted average annual rate of these facilities at December 31, 1996 and 1995:

-------------------------------------- ------------------ -- -------------- -- ---------------
                                                               Weighted           Carrying
                                            Amount              Average           Value of
                                          Outstanding         Annual Rate        Collateral
-------------------------------------- ------------------ -- -------------- -- ---------------
December 31, 1996:
Secured:
 Loans held for securitization                  $119,500             6.98%          $ 235,845
 Other portfolio assets                           11,583             7.87%             33,319

Unsecured:
  Series A 9.56% senior notes                      9,000             9.56%                  -
  Series B 10.03% senior notes                    35,000            10.03%                  -
  Acquisition notes due 1997-1999                    841             8.00%                  -
  Acquisition notes due 1999-2001                  1,200             8.73%                  -
-------------------------------------- ------------------ -- -------------- -- ---------------
                                                $177,124                             $269,146
-------------------------------------- ------------------ -- -------------- -- ---------------
December 31, 1995:
Secured:
  Loans held for securitization                 $105,681             5.68%          $ 153,298

Unsecured:
  Series A 9.56% senior notes                     12,000             9.56%                  -
  Series B 10.03% senior notes                    35,000            10.03%                  -
  Acquisition notes due 1997-1999                  1,360             8.00%                  -
-------------------------------------- ------------------ -- -------------- -- ---------------
                                                $154,041                             $153,298
-------------------------------------- ------------------ -- -------------- -- ---------------


Secured. At December 31, 1996, the Company had three credit facilities aggregating $500,000 to finance the funding of loans, of which $350,000 expires in 1997 and $150,000 expires in 1998. The interest rates on these facilities range from 1-month LIBOR plus 1% to 1-month LIBOR plus 1.375%. The contractual rates paid on these facilities may be reduced by credits for compensating cash balances. One of these facilities includes a sub-agreement which allows the Company to borrow up to $30,000 unsecured for working capital purposes. The Company expects that these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal.

Unsecured. The Company's Series A 9.56% senior notes are payable in annual installments through 1999. The Company's Series B 10.03% senior notes are payable in annual installments through 2001. The Company also issued various unsecured notes payable in conjunction with the acquisition of a multi-family mortgage broker (see Note 10) and the acquisition of a single-family mortgage servicer which was sold in 1996 along with the single-family mortgage operations (see Note 11). The aggregate principal payments due under the unsecured notes for the next five years after December 31, 1996 are $3,406, $12,156, $12,695, $8,894 and $8,894.

NOTE 9 - ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

The following table presents the carrying values and estimated fair values of the Company's recorded financial instruments, as well as information about certain specific off-balance sheet financial instruments as of December 31, 1996 and 1995:

------------------------------------- ---------------------------------------- ----------------------------------------
                                                       1996                                     1995
------------------------------------- ------------ ------------- ------------- ------------ ------------- -------------
                                      Notional                                 Notional
                                      Amount       Cost Basis    Fair Value    Amount       Cost Basis    Fair Value
------------------------------------- ------------ ------------- ------------- ------------ ------------- -------------
Recorded financial instruments:

Assets:
   Collateral for collateralized      $        -    $2,628,288    $2,699,687   $       --    $1,010,599    $1,028,935
   bonds
   Mortgage securities                         -       882,615       889,542           --     2,148,759     2,145,670
   Interest rate cap agreements        1,499,000        19,025         5,102    1,575,000        23,752         3,746
   Loans held for securitization               -       265,537       277,710           --       220,048       223,451
   Other portfolio assets                      -        96,236        98,378           --        27,585        27,585
   Cash                                        -        11,396        11,396           --        22,229        22,229
Liabilities:
   Collateralized bonds                        -     2,519,708     2,519,708           --       949,139       949,139
   Repurchase agreements                       -       756,448       756,448           --     1,983,358     1,983,358
   Notes payable                               -       177,124       177,124           --       154,041       154,041

Off-balance sheet financial instruments:

Financial futures contracts:
   Repurchase agreements                       -             -             -    1,000,000            --          (107)
   Loans held for securitization          78,170             -           515      274,700            --          (628)
Options on futures contracts:
   Repurchase agreements                       -             -             -    2,130,000            --            46
   Loans held for securitization         100,000             -          (55)       30,000            --            (2)
Interest rate swap agreements:
   Mortgage securities                 1,020,000             -       (1,177)    1,020,000            --         4,882
   Collateralized bonds                  432,801             -           334      207,094            --        (3,898)
Forward delivery contracts:
   Loans held for securitization          76,280             -           293            -            --            --
Commitments to fund loans                536,931             -       554,582      954,900            --       985,200
------------------------------------- ------------ ------------- ------------- ------------ ------------- -------------

The estimated fair values of financial instruments have been determined using available market information and appropriate valuation methodologies. However, a degree of judgment is necessary in evaluating market data and forming these estimates.

Recorded Financial Instruments. The carrying amount of cash and liabilities considered to be financial instruments approximates fair value at December 31, 1996 and 1995. As discussed in Note 2, the fair value of mortgage securities is based on actual dealer price quotes, or by determining the present value of the projected net cash flows using appropriate discount rates and prepayment assumptions.

The Company has purchased over the past four years LIBOR and One-year Constant Maturity Treasury Index (CMT) based interest rate cap agreements to limit its exposure to the lifetime interest rate caps on certain of its adjustable-rate mortgage securities and collateral for collateralized bonds. Under these agreements, the Company will receive additional cash flow should the related index increase above the contracted rates. Contract rates on these cap agreements range from 8.0% to 11.5%, with expiration dates ranging from 1999 to 2004.

Off-Balance Sheet Financial Instruments. The Company may engage in derivative financial instrument activities for the purpose of interest rate risk management. As of December 31, 1996, all of the Company's derivative financial instruments were for purposes other than trading. The Company has credit risk to the extent that the counterparties to the derivative financial instruments do not perform their obligation under the agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the agreement.

The Company may utilize Eurodollar financial futures and options contracts to moderate the risks inherent in the financing of its mortgage securities with floating rate repurchase agreements. The Company utilizes these instruments to synthetically lengthen the terms of the repurchase agreement financing, generally from one month to three and six months. Under these contracts, the Company will receive additional cash flow if the related Eurodollar index increases above the contracted rates. The Company will pay additional cash flow if the related Eurodollar index decreases below the contracted rates. As of December 31, 1996, the Company had no such financial futures or option contracts. As of December 31, 1995, the Company had contracts with a notional value of $3,130,000 with contract rates ranging from 5.0% to 5.4%.

The Company may enter into various interest rate swap agreements to limit its exposure to changes in financing rates of certain mortgage securities. The Company has entered into a series of interest rate swap agreements which effectively caps the increase in borrowing costs in any six-month period to 1% for $1,020,000 notional amount of short-term borrowings. Pursuant to the terms of this agreement, the Company pays the lesser of current 6-month LIBOR, or 6-month LIBOR in effect 180-days prior plus 1%, and receives current 6-month LIBOR. These agreements expire in 2001. The Company has also entered into a 5-year amortizing interest rate swap agreement related to variable-rate collateralized bond classes with a remaining notional of $178,045. Under the terms of this agreement, the Company receives 1-month LIBOR and pays 6.15%. This agreement expires in 2000. The Company entered into a 7-year amortizing interest rate swap agreement with remaining notional of $254,756 related to prime-based loans financed with LIBOR-based variable-rate collateralized bonds. Under the terms of the agreement, the Company receives 1-month LIBOR plus 2.65% and pays 1-month average prime in effect 3 months prior.

Forward delivery contracts and financial futures and options contracts are used to reduce exposure to the effect of changes in interest rates on funded mortgage loans, as well as those mortgage loans which the Company has committed to fund. As of December 31, 1996, the Company had entered into commitments to fund multi-family mortgage loans of $521,684 and manufactured housing loans of $15,247. The multi-family commitments had original terms of not more than 27 months. The manufactured housing commitments generally had original terms of not more than 60 days. The Company has deferred net hedging gains of $2,022 at December 31, 1996 and deferred net hedging losses of $16,647 at December 31, 1995 related to these positions.

NOTE 10 - ACQUISITION

On August 30, 1996, the Company  acquired  Multi-Family  Capital  Markets,  Inc.
(MCM), which specializes in the sourcing, underwriting and closing of multi-family loans secured by first liens on apartment properties that have qualified for low income housing tax credits. The Company acquired all of the outstanding stock and assets of MCM for $4,000. Of this amount, $2,800 was paid in cash with the remaining $1,200 paid through the issuance of notes to the sellers, due in installments through September 1, 1999 and September 1, 2001. The acquisition was accounted for as a purchase, and accordingly, the purchase price was allocated to the assets and liabilities acquired based on their estimated fair values as of the date of acquisition. MCM's results of operations are not material to the Company's consolidated financial statements and proforma financial information has therefore not been presented.

NOTE 11 - SALE OF SINGLE-FAMILY MORTGAGE OPERATIONS

On May 13, 1996, the Company sold its single-family correspondent, wholesale and servicing operations (collectively, the single-family mortgage operations) to Dominion Mortgage Services, Inc. (Dominion), a wholly-owned subsidiary of Dominion Resources, Inc. (NYSE: D). The purchase price was $67,958 for the stock and assets of the single-family mortgage operations. The terms of the purchase included an initial cash payment of $20,458, with the remainder of the purchase price paid in five annual installments of $9,500 beginning January 2, 1997, pursuant to a note agreement. The note bears interest at a rate of 6.50%. The terms of the sale generally prohibit the Company from acquiring single-family, non-conforming residential mortgages through either correspondent relationships or a wholesale network for a period of five years. As a result of the sale, the Company recorded a net gain of $17,285. Such amount includes a provision of approximately $31,000 for possible losses on securitized single-family loans where the Company, which performed the servicing of such loans prior to the sale, has retained a portion of the credit risk on these loans.

NOTE 12 - PREFERRED STOCK

The following table presents a summary of the Company's issued and outstanding preferred stock:

----------------------------------------------------------- -------------- -----------------------
                                                             Liquidation          Dividends
                                                             Preference           Per Share
                                                              Per Share        1996        1995
----------------------------------------------------------- -------------- ------------ ----------
Series A 9.75% Cumulative Convertible Preferred Stock              $24.00       $2.375     $1.170
Series B 9.55% Cumulative Convertible Preferred Stock               24.50        2.375      0.423
Series C 9.73% Cumulative Convertible Preferred Stock               30.00        0.600          -
----------------------------------------------------------- -------------- ------------ ----------

The Company is authorized to issue up to 50,000,000 shares of preferred stock. For all series issued, dividends are cumulative from the date of issue and are payable quarterly in arrears. The dividends are equal, per share, to the greater of (i) the per quarter base rate of $0.585 for Series A and Series B, and $0.73 for Series C , or (ii) the quarterly dividend declared on the Company's common stock. Each share of Series A, Series B and Series C is convertible at any time at the option of the holder into one share of common stock. Each series is redeemable by the Company, in whole or in part, (i) for one share of common stock, plus accrued and unpaid dividends, provided that for 20 trading days within any period of 30 consecutive trading days, the closing price of the common stock equals or exceeds the issue price, or (ii) for cash at the issue price, plus any accrued and unpaid dividends beginning after June 30 and October 31, 1998 for Series A and B, respectively and September 30, 1999 for Series C. Series C was issued in October 1996 with proceeds of $52,740 net of issuance costs.

In the event of liquidation, the holders of all series of preferred stock will be entitled to receive out of the assets of the Company, prior to any such distribution to the common shareholders, the issue price per share in cash, plus any accrued and unpaid dividends.

NOTE 13 - STOCK INCENTIVE PLAN

Pursuant to the Company's  1993 Stock  Incentive  Plan (the  Employee  Incentive
Plan), the Compensation Committee of the Board of Directors may grant to eligible employees of the Company, its subsidiaries and affiliates for a period of ten years beginning June 17, 1993, stock options, stock appreciation rights
(SARs) and restricted stock awards. An aggregate of 675,000 shares of common stock are available for distribution pursuant to stock options, SARs and restricted stock. The shares of common stock subject to any option or SAR that terminates without a payment being made in the form of common stock would become available for distribution pursuant to the Employee Incentive Plan. The
Compensation Committee of the Board of Directors may also grant dividend equivalent rights (DERs) in connection with the grant of options or SARs. These SARs and related DERs generally become exercisable as to 20 percent of the granted amounts each year after the date of the grant.


The following table presents a summary of the SARs outstanding at December 31, 1996 and 1995:

            -------------------------------------- ------------ -- ------------------
                                                      SARs          Exercise Price
            -------------------------------------- ------------ -- ------------------
            December 31, 1994                            211,960      $    8 3/4 - 29
            Granted                                      122,585               16 1/8
            Forfeitures                                  (24,973)         17 7/8 - 29
            SARs exercised                                (3,062)         17 7/8 - 29
            -------------------------------------- ------------ -- ------------------
            December 31, 1995                            306,510     $    8 3/4  - 29
            Granted                                       72,065        20 3/4-23 5/8
            Forfeitures                                  (11,517)     16 1/8 - 20 3/4
            SARs exercised                               (16,114)      8 3/4 - 17 7/8
            Terminated at sale of single-family
                 mortgage operations                     (67,035)          8 3/4 - 29
            -------------------------------------- ------------ -- ------------------
            December 31, 1996                            283,909      $   12 3/4 - 29
            -------------------------------------- ------------ -- ------------------


The Company expensed $1,664, none and $8 for SARs and DERs during 1996, 1995 and 1994, respectively. There were no stock options outstanding as of December 31, 1996 and 1995. The number of SARs vested and exercisable at December 31, 1996 and 1995 was 106,807 and 94,000, respectively.

In 1995, the Company adopted a Stock Incentive Plan for its Board of Directors (the Board Incentive Plan) with terms similar to the Employee Incentive Plan. On May 1, 1995, the date of the initial date of grant under the Board Incentive Plan, each member of the Board of Directors was granted 7,000 SARs. Each Board member subsequently received a grant of 1,000 SARs on May 1, 1996 and will receive an additional grant of 1,000 SARs on May 1, 1997 and 1998, respectively. The SARs granted on May 1, 1995 will become exercisable as to 33 1/3% of the granted amount each of the next three years. Each successive award will become exercisable as to 20% of the granted amounts each year after the date of grant. The maximum period in which any SAR may be exercised is 73 months from the date of grant. The maximum number of shares of common stock encompassed by the SARs granted under the Board Incentive Plan is 100,000. The Company expensed $163 for SARs and DERs related to the Board Incentive Plan during 1996. There was no such expense recorded for 1995. The number of SARs vested and exercisable at December 31, 1996 was 9,324. There were no SARs vested and exercisable at December 31, 1995.

NOTE 14 - EMPLOYEE SAVINGS PLAN

The Company provides an employee savings plan under Section 401(k) of the Internal Revenue Code. The employee savings plan allows eligible employees to defer up to 12% of their income on a pretax basis. The Company matched the employees' contribution, up to 6% of the employees' income. The Company may also make discretionary contributions based on the profitability of the Company. The total expense related to the Company's matching and discretionary contributions in 1996, 1995 and 1994 was $248, $136 and $331, respectively. The Company does not provide post employment or post retirement benefits to its employees.

NOTE 15 - CONTINGENCIES

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

In connection with the sale of its single-family mortgage operations, the Company has indemnified the purchaser for a period of up to five years for various representations and warranties made as part of the sale. One of the companies included in the sale has been named in a lawsuit seeking class action status regarding violations of the Real Estate Settlement and Procedures Act (RESPA). The lawsuit alleges that this entity violated RESPA by payment of premiums to wholesale brokers for sourcing single-family mortgage loans with above market rates. The plaintiffs seek compensatory and punitive damages. Pursuant to the terms of the sale, the Company has indemnified the purchaser against any such violations of RESPA on loans funded through May 13, 1996. While the ultimate outcome of this action cannot be presently determined, management believes that the ultimate settlement of the case will not have a material adverse impact on the Company's financial condition. Additionally, the Company believes that any other matters arising as a result of the indemnifications made at the time of the sale will not have a material adverse effect on the Company's financial condition.

As of December 31, 1996, the Company is obligated under noncancelable leases with expiration dates through 2003. The future minimum lease payments under these noncancelable leases are as follows: 1997--$721; 1998--$825; 1999--$787; 2000--$582; 2001--$600; and thereafter--$1,254.



NOTE 16 - SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

------------------------------------------------------ ----------------------------------------
                                                               Year Ended December 31,
                                                          1996        1995           1994
------------------------------------------------------ ----------- ------------ ---------------
Supplemental disclosure of cash flow information:
Cash paid for interest                                   $228,969     $210,638        $177,943
------------------------------------------------------ ----------- ------------ ---------------
Supplemental disclosure of non-cash activities:
Purchase of collateral for collateralized bonds        $       --      $   --        $ (54,204)
Assumption of collateral for collateralized bonds              --          --           52,314
------------------------------------------------------ ----------- ------------ ---------------
Purchase of  collateral for collateralized bonds, net  $       --    $     --       $   (1,890)
------------------------------------------------------ ----------- ------------ ---------------

RESOURCE MORTGAGE CAPITAL, INC.

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 1996 (amounts in thousands except number of loans)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                               Principal Amount
                                                                                                                  of Loans
                                                                                                  Carrying       Subject to
                                            Final          Periodic                   Face        Amount of      Delinquent
                                Interest   Maturity        Payment       Prior       Amount of      Mortgage     Principal
         Description              Rate        Date           Terms       Liens      Mortgages       Loans        Interest
------------------------------------------------------------------------------------------------------------------------------------
First mortgage loans:
Single-family residential
   174 mortgages, original      7.85% -      Varies             -          -            -        $ 37,285        $ 21,817
   loan amounts ranging from     14.75%
   $23  to $ 1,161

Multi-family residential
   Siegen Village, Baton         7.95%      May 1,        Interest          -      $11,000        $10,947               -
     Rouge, Louisiana                       2014          and
                                                          principal
                                                          monthly
   Valley Brook, Nashville,      7.95%      July 1,       Interest          -       10,343         10,153               -
     Tennessee                              2014          and
                                                          principal
                                                          monthly
   Elliot Point, Tempe,          7.85%     January 1,     Interest          -        8,460          8,460               -
     Arizona                                 2015         and
                                                          principal
                                                          monthly
   Columbia Harbison Station,    9.25%     October 14,    Interest          -        7,600          7,592               -
     Columbia, South Carolina                2014         and
                                                          principal
                                                          monthly
    66 mortgages, original      7.85% -     Varies           -              -         -           171,078               -
     loan amounts ranging        10.00%
     from $70 to $6,400
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    245,515
     Net premium/discount                                                                            (4,797)
     Allowance for loan losses                                                                       (2,290)
-----------------------------------------------------------------------------------------------------------------------------------
Total mortgage loans on real
   estate                                                                                         $ 238,428
-----------------------------------------------------------------------------------------------------------------------------------

RESOURCE MORTGAGE CAPITAL, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)


The loans in the table above are conventional mortgage loans secured by either single-family or multi-family dwellings with initial maturities ranging from 15 to 30 years. Of the carrying amount, $208 million or 85% are fixed-rate and $37 million or 15% are adjustable-rate loans. The Company believes that its mortgage pool insurance and allowance of $2,290 are adequate to cover any exposure on delinquent mortgage loans. A summary of activity of the single- and multi-family mortgage loans for the years ended December 31, 1996, 1995 and 1994 is as follows:


              ----------------------------------------------------------------
              Balance at December 31, 1993        $  777,769
              Mortgage loans funded                2,861,443
              Collection of principal                (20,486)
              Mortgage loans sold                  (3,100,59)
              ----------------------------------------------------------------

              Balance at December 31, 1994           518,131
              Mortgage loans funded                  893,953
              Collection of principal               (771,743)
              Mortgage loans sold or                (392,708)
              securitized
              ----------------------------------------------------------------
              Balance at December 31,1995        $   247,633
              Mortgage loans funded or             1,411,161
              purchased
              Collection of principal                (58,397)
              Mortgage loans                       (1,361,96)
              securitized
               ----------------------------------------------------------------
              Balance at December 31, 1996        $  238,428
              ----------------------------------------------------------------

RESOURCE MORTGAGE CAPITAL, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)

The geographic distribution of the Company's single- and multi-family real estate loans at December 31, 1996 is as follows:

State                 Number of Loans         Principal Amount
Arizona                     10                 16,401
Arkansas                    10                 23,302
California                 148                 27,849
Colorado                     1                  3,745
Florida                     21                 19,175
Georgia                      5                  1,680
Hawaii                       1                    379
Illinois                     5                    795
Kentucky                     3                 11,867
Louisiana                    3                 18,080
Massachusetts                1                    118
Maryland                    13                  1,984
Minnesota                    4                  8,928
Mississippi                  1                  6,396
Nevada                      11                  1,118
New Jersey                   2                    531
New York                     2                    339
North Carolina               3                  4,957
Ohio                         3                 11,385
Pennsylvania                 7                  7,736
South Carolina               3                 12,194
Tennessee                    5                 31,686
Texas                       11                 17,734
Utah                         2                  4,199
Virginia                     2                  5,584
Washington                   1                  3,245
Wisconsin                    3                  4,108

--------------------------------------------------------------
Total                    281                  245,515
Net premium/discount                           (4,797)
Allowance for loan                             (2,290)
losses
==============================================================
                                            $ 238,428
==============================================================