Form 10-Q
period 1997-03-31
DYNEX CAPITAL INC
filed 1997-05-16
CIK 826675

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

      |X|   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                      For the quarter ended March 31, 1997

      |_|   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                          Commission file number 1-9819


                               DYNEX CAPITAL, INC.
                     (formerly Resource Mortgage Capital, Inc.)

               (Exact name of registrant as specified in its charter)




                  Virginia                                     52-1549373
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                    Identification No.)



      10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia        23060
       (Address of principal executive offices)                 (Zip Code)

                                   (804) 217-5800

                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
 |X| Yes   |_| No



On April 30, 1997, the registrant had 42,422,208 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.



                                                DYNEX CAPITAL, INC.
                                                     FORM 10-Q

                                                       INDEX



                                                                                                           PAGE

PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                           Consolidated Balance Sheets at March 31, 1997 and
                           December 31, 1996...................................................................3

                           Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996.......................................................4

                           Consolidated Statement of Shareholders' Equity for
                           the three months ended March 31, 1997...............................................5

                           Consolidated Statements of Cash Flows for
                           the three months ended March 31, 1997 and 1996......................................6

                           Notes to Unaudited Consolidated Financial
                           Statements................................7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................................................10


PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................................30

         Item 2.  Changes in Securities........................................................................30

         Item 3.  Defaults Upon Senior Securities..............................................................30

         Item 4.  Submission of Matters to a Vote of Security Holders..........................................30

         Item 5.  Other Information............................................................................30

         Item 6.  Exhibits and Reports on Form 8-K.............................................................30


         SIGNATURES............................................................................................31


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)
                                                        March 31,     December 31,
                                                          1997          1996
                                                      ------------  ------------
ASSETS
Investments:
   Portfolio assets:
    Collateral for collateralized bonds               $ 2,498,964   $ 2,702,294
    Mortgage securities                                   911,973       892,037
    Other                                                 118,628        96,236
   Loans held for securitization                          388,077       265,537
                                                      ------------  ------------
                                                        3,917,642     3,956,104

Cash                                                        8,415        11,396
Accrued interest receivable                                 8,643         8,078
Other assets                                               15,166        11,879
                                                      ------------  ------------
                                                      $ 3,949,866   $ 3,987,457
                                                      ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Collateralized bonds                                  $ 2,325,372   $ 2,519,708
Repurchase agreements                                     842,167       756,448
Notes payable                                             243,153       177,124
Accrued interest payable                                    3,029         2,717
Other liabilities                                          31,196        27,843
                                                      ------------  ------------
                                                        3,444,917     3,483,840
                                                      ------------  ------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share, 50,000,000 shares authorized:

    9.75% Cumulative Convertible Series A,
       1,499,300 and 1,552,500 issued and                  34,245        35,460
    outstanding, respectively
    9.55% Cumulative Convertible Series B,
       2,106,743 and 2,196,824 issued and                  49,316        51,425
    outstanding, respectively
    9.73% Cumulative Convertible Series C,

       1,840,000 issued and outstanding, respectively      52,740        52,740
Common stock, par value $.01 per share, 100,000,000
shares authorized,
   42,053,042 (1) and 20,653,593 issued and                   421           207
   outstanding, respectively
Additional paid-in capital                                301,045       291,637
Net unrealized gain on investments available-for-sale      58,480        64,402
Retained earnings                                           8,702         7,746
                                                      ------------  ------------
                                                          504,949       503,617
                                                      ------------  ------------
                                                      $ 3,949,866   $ 3,987,457
                                                      ============  ============

(1)Reflects the two-for-one  common stock split which will be distributed on May 23, 1997.
See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)

                                              Three Months Ended
                                                 March 31,
                                             1997          1996
                                          -----------   ----------
 Interest income:
   Collateral for collateralized          $   48,462    $   23,509
   bonds
   Mortgage securities                        19,681        36,537
   Other portfolio assets                      2,362           668
   Loans held for securitization               6,556        11,451
                                          -----------   ----------
                                              77,061        72,165
                                          -----------   ----------

  Interest and related expense:
   Collateralized bonds                       39,352        17,773
   Repurchase agreements                      12,328        33,104
   Notes payable                               3,200         2,508
   Other                                         556           561
   Provision for losses                          995           400
                                          -----------   ----------
                                              56,431        54,346
                                          -----------   ----------

  Net interest margin                         20,630        17,819

  Gain on sale of assets, net of               2,487           201
  associated costs
  Other income                                   412           616
  General and administrative expenses         (5,219)       (5,951)
                                          ===========   ==========
  Net income                              $   18,310    $   12,685
                                          ===========   ==========

  Net income                                  18,310        12,685
  Dividends on preferred stock                (3,687 )      (2,193)
                                          ===========   ==========
  Net income available to common          $   14,623     $  10,492
  shareholders
                                          ===========   ==========

  Net income per common share             $     0.35     $    0.26
                                          ===========   ==========

  Weighted average number of common        41,666,720   40,530,398
  shares outstanding
                                          ===========   ==========

See notes to unaudited consolidated financial statements.


DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(amounts in thousands except share data)




                                                                                Net
                                                            Additional   Unrealized Gain
                                    Preferred    Common     Paid-in        on Investments     Retained
                                     Stock       Stock       Capital       Available-for       Earnings        Total
                                   --------     -------       --------     --------------      ---------     --------

Balance at December 31, 1996       $139,625    $ 207         $291,637         $   64,402         $ 7,746      $503,617

Net income - three months ended
  March 31, 1997                       -           -               -                   -           18,310       18,310
Issuance of common stock               -           2            6,296                  -                -        6,298
Conversion of                       (3,324)        1            3,323                  -                -         -
  preferred stock
Two-for-one stock split                211                       (211)
Change in net
  unrealized gain on                   -          -                -              (5,922)               -        (5,922)
  investments available-for-sale
Dividends on common stock              -          -                -                   -           (13,667)      (13,66)
    at $0.325 per share
Dividends on  preferred stock          -          -                -                   -            (3,687)      (6,687)
                                    --------  ---------     ----------       -----------          ----------    ---------

Balance at March 31, 1997          $136,301   $ 421         $301,045          $   58,480            $ 8,702     $504,949
                                   ========= ========        =========        ============         ==========   =========


See notes to unaudited consolidated financial statements.


DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                     Three Months Ended
(amounts in thousands)                                        March 31,
                                                       1997             1996
                                                  --------------- ---------------
Operating activities:
  Net income                                        $    14,623      $   10,492
  Adjustments to reconcile net income to net cash

    provided by (used for) operating activities:

   Provision for losses                                     995            400
   Net gain from sale of portfolio assets                (2,487)          (201)
   Amortization and depreciation                          6,101           5,124
   Net change in accrued interest, other                  7,004         (27,275)

assets and other liabilities
                                                    -------------    ------------

      Net cash provided by (used for)                    26,236         (11,460)
operating activities
                                                   -------------    ------------

Investing activities:
    Collateral for collateralized bonds:
   Fundings of loans subsequently securitized                 -        (608,084)
   Principal payments on collateral                     193,514          67,116
   Net change in funds held by trustees                     751           3,056
                                                    -------------    ------------
                                                        194,265        (537,912)

    Net increase in loans held for securitization      (122,824)       (141,024)

    Purchase of other portfolio assets                  (34,754)             -
    Payments on other portfolio assets                   12,236           2,658
  Purchase of mortgage securities                       (47,407)        (22,606)
  Payments on mortgage securities                        20,094         108,003
  Proceeds from sales of mortgage securities              3,454               -
  Capital  expenditures                                  (1,575)         (1,122)
                                                    -------------    ------------
      Net cash provided by (used for)                    23,489        (592,003)
      investing activities
                                                    -------------    ------------

Financing activities:
  Collateralized bonds:
   Proceeds from issuance of securities                       -         583,023
   Principal payments on securities                    (194,518)        (53,032)
                                                    -------------    ------------
                                                       (194,518)        529,991


  Proceeds from borrowings, net                         151,748          69,323
  Proceeds from stock offerings, net                      6,298           1,998
  Dividends paid                                        (16,234)        (11,533)

                                                    -------------    ------------

      Net cash (used for) provided by                   (52,706)        589,779
      financing activities
                                                   -------------    ------------

Net decrease in cash                                     (2,981)        (13,684)
Cash at beginning of period                              11,396          22,229
                                                    =============    ============
Cash at end of period                             $       8,415    $      8,545
                                                    =============    ============

Cash paid for interest                            $      53,329    $     52,749
                                                    =============    ============

See notes to unaudited consolidated
financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS March 31, 1997 (amounts in thousands except share data)

NOTE 1--BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Dynex Capital, Inc. (formerly Resource Mortgage Capital, Inc.), its wholly-owned subsidiaries, and certain other entities. As used herein, the "Company" refers to Dynex Capital, Inc. (Dynex) and each of the entities that is consolidated with Dynex for financial reporting purposes. A portion of the Company's operations are operated by taxable corporations that are consolidated with Dynex for financial reporting purposes, but are not consolidated for income tax purposes. All significant intercompany balances and transactions have been eliminated in consolidation.


In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The Consolidated Balance Sheets at March 31, 1997 and December 31, 1996, the Consolidated Statements of Operations for the three months ended March 31, 1997 and 1996, the Consolidated Statement of Shareholders' Equity for the three months ended March 31, 1997, the Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 and related notes to consolidated financial statements are unaudited. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1996.


Certain amounts for 1996 have been reclassified to conform with the presentation for 1997.


NOTE 2--NET INCOME PER COMMON SHARE

Net income per common share as shown on the consolidated statements of operations for the three months ended March 31, 1997 and 1996 is primary net income per common share. Fully diluted net income per common share basis is not presented as the dilutive effect of the Preferred Stock and Stock Appreciation Rights was less than 3%. As a result of the two-for-one split of the Company's common stock discussed in Note 8, the Company's Preferred Stock is convertible into two shares of common stock for one share of Preferred Stock.

NOTE 3--PORTFOLIO ASSETS

The Company has classified collateral for collateralized bonds and all mortgage securities as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds and mortgage securities held at March 31, 1997 and December 31, 1996, and the related average effective interest rates (calculated excluding unrealized gains and losses) for the month ended March 31, 1997 and December 31, 1996:


----------------------------------------------------------------------------------
                                  March 31, 1997               December 31, 1996
---------------------------------------------------------------------------------
                                              Effective                     Effective
                                Fair Value  Interest  Rate   Fair Value   Interest Rate
-----------------------------------------------------------------------------------
Collateral for
collateralized bonds:
   Amortized cost           $   2,470,073      7.8%   $   2,668,633         7.9%
   Allowance for losses           (30,707 )                 (31,732)
-----------------------------------------------------------------------------------
      Amortized cost, net       2,439,366                 2,636,901
   Gross unrealized gains          70,739                    73,696
   Gross unrealized losses        (11,141 )                  (8,303)
-----------------------------------------------------------------------------------
                            $   2,498,964             $   2,702,294
-----------------------------------------------------------------------------------

Mortgage securities:
   Adjustable-rate          $     777,173      7.4%   $     780,259         6.9%
mortgage securities
   Fixed-rate mortgage             21,609      9.2%          29,505        10.9%
securities
   Other mortgage                 119,183     17.5%          88,198        16.4%
securities
-----------------------------------------------------------------------------------
                                  917,965                   897,962
   Allowance for losses            (4,874)                   (4,934)
-----------------------------------------------------------------------------------
      Amortized cost, net         913,091                   893,028
   Gross unrealized gains          24,002                    23,591
   Gross unrealized losses        (25,120)                  (24,582)
-----------------------------------------------------------------------------------
                            $     911,973             $     892,037
-----------------------------------------------------------------------------------



NOTE 4--GAIN ON SALE OF ASSETS

Mortgage securities with an aggregate principal balance of $3,284 were sold during the three months ended March 31, 1997 for an aggregate net gain of $170. The specific identification method is used to calculate the basis of mortgage investments sold. Gain on sale of assets also includes premiums received of $2,438 on $400,000 notional balance of call options written which expired unexercised during the first quarter.

NOTE 5--ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

In January 1997, the Company adopted the Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS No. 125). FAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control of the respective assets and liabilities. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. FAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The impact of adopting FAS No 125 did not result in a material change to the Company's financial position and results of operations.

NOTE 6 -- OTHER MATTERS


During the period from March 12, 1997 through March 31,1997, the Company issued 84,000 shares of its common stock, adjusted for the two-for-one stock split, pursuant to a registration statement filed with the Securities and Exchange Commission. The net proceeds from the issuance were approximately $1,256. The Company also issued 376,314 shares of its common stock, adjusted for the two-for-one stock split, pursuant to its dividend reinvestment program for net proceeds of $5,057.



NOTE 7- CHANGE OF COMPANY NAME

Effective April 25, 1997, the Company changed its name from Resource Mortgage Capital, Inc. to Dynex Capital, Inc.


NOTE 8 -- SUBSEQUENT EVENTS


At the annual meeting of shareholders, held on April 24, 1997, the shareholders approved an amendment to the Articles of Incorporation to effect a two-for-one split of the issued and outstanding shares of the Company's $0.01 par value common stock to holders of record on May 5, 1997 and also to increase the number of authorized shares of common stock to 100,000,000. As a result of the split, approximately 21.2 million additional shares were issued. All references in the accompanying financial statements to the number of shares for 1997 have been restated to reflect the stock split. All references in the accompanying financial statements to the per share amounts for 1996 and 1997 have also been restated to reflect the stock split.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

   Dynex Capital, Inc. (the "Company") is a mortgage and consumer finance company which uses its loan production operations to create investments for its portfolio. Currently, the Company's primary loan production operations include the origination of mortgage loans secured by multi-family properties and the origination of loans secured by manufactured homes. During the first quarter, the Company expanded its production sources by including other financial products, such as commercial real estate loans. The Company will generally securitize the loans funded as collateral for collateralized bonds, limiting its credit risk and providing long-term financing for its portfolio. The Company has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes and, as such, must distribute substantially all of its taxable income to shareholders and will generally not be subject to federal income tax.

   The Company's principal source of earnings is net interest income on its investment portfolio. The Company's investment portfolio consists principally of collateral for collateralized bonds, adjustable-rate mortgage securities (ARM) and loans held for securitization. The Company funds its portfolio investments with both borrowings and cash raised from the issuance of equity. For the portion of the portfolio investments funded with borrowings, the Company generates net interest income to the extent that there is a positive spread between the yield on the interest-earning assets and the cost of borrowed funds. The cost of the Company's borrowings may be increased or decreased by interest rate swap, cap or floor agreements. For the portion of the balance sheet that is funded with equity, net interest income is primarily a function of the yield generated from the interest-earning asset.

Business Focus and Strategy

   The Company's overall level of earnings is dependent upon (i) the spread between interest earned on its investment portfolio, and the cost of borrowed funds to finance those assets; and (ii) the aggregate amount of interest-earning assets that the Company has on its balance sheet. The Company strives to create a diversified portfolio of investments that in the aggregate generates stable income in a variety of interest rate and prepayment rate environments and preserves the capital base of the Company. In many instances, the Company's investment strategy has involved not only the creation or acquisition of the asset, but also structuring the related borrowings through the securitization process to create a stable yield profile.

Investment Portfolio Strategies

   The Company adheres to the following business strategies in managing its investment portfolio:

       use of its loan origination capabilities to provide assets for its investment portfolio, generally at a lower effective cost than if investments of comparable risk profiles where purchased in the secondary market;

       securitization of its loan production to provide long-term financing and to reduce the Company's liquidity, interest rate and credit risk for these long-term assets;

       utilization of leverage to finance purchases of loans and investments in line with prudent capital allocation guidelines which are designed to balance the risk in certain assets, thereby increasing potential returns to shareholders while seeking to protect the Company's equity base;

       structuring borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond (within a range of one to six months) to the interest rate adjustment indices and interest rate adjustment periods of the related asset; and

       utilization of interest rate caps, swaps and similar instruments and securitization vehicles with such instruments embodied in the structure to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its assets during a period of rising interest rates.

Lending Strategies

   The Company generally adheres to the following business strategies in its lending operations:

     developing loan production capabilities to originate and acquire financial assets in order to create attractively priced investments for its portfolio, generally at a lower cost than if investments with comparable risk profiles were purchased in the secondary market;

     focusing on loan products that maximize the advantages of the REIT tax election;

     emphasizing direct  relationships  with the borrower and minimize,  to
     the  extent  practical,  the  use  of  origination  intermediaries;   using
     internally generated guidelines to underwrite loans for all product types and maintain centralized loan pricing;

     performing the servicing function for loans on which the Company has credit exposure; emphasize the use of early intervention, aggressive collection and loss mitigation techniques in the servicing process to manage and seek to reduce delinquencies and to minimize losses in its securitized loan pools; and

     vertical integration of the loan origination process by performing the
     sourcing,  underwriting,   funding  and  servicing  of  loans  to  maximize
     efficiency and provide superior customer service.


                              RESULTS OF OPERATIONS

-------------------------------------------------------------------------
                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
(amounts in thousands except per share               1997        1996
information)
                                                  -----------------------
Net interest margin                                $  20,630  $  17,819
Gain on sale of assets, net of associated costs        2,487        201
General and administrative expenses                    5,219      5,951
Net income                                            18,310     12,685
Primary net income per common share (1)                 0.35       0.26

Principal balance of fundings through the            175,146    767,630
  production operations

  Dividends declared per share:
     Common (1)                                   $   0.325   $   0.255
     Series A Preferred                               0.650       0.585
     Series B Preferred                               0.650       0.585
     Series C Preferred                               0.730           -
---------------------------------------------------------------------------

(1)  Adjusted for two-for-one common stock split.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996. The increase in the Company's earnings during the three months ended March 31, 1997 as compared to the same period in 1996 is primarily the result of the increase in net interest margin. In addition, the increase can also be partially attributed to the increased gain on sale of assets and reduction in general and administrative expenses.

   Net interest margin for the three months ended March 31, 1997 increased to $20.6 million, or 16%, over the $17.8 million for the same period for 1996. This increase was the result of the increased contribution from the net investment in collateralized bonds issued during 1996 and the increase in other mortgage securities during the past several quarters. These increases were partially offset by a decrease in the contribution from ARM securities as a result of securitizing several of the ARM securities in a collateralized bond issued in September 1996.


   The gain on sale of assets increased to a net $2.5 million for the three months ended March 31, 1997, from $0.2 million for the three months ended March 31, 1996. The increase in the net gain is primarily the result of premiums received of $2.4 million on $400 million notional call options which expired unexercised during the first quarter. In addition, the Company sold certain investments during the three months ended March 31, 1997, which generated a gain of $0.2 million. During the three months ended March 31, 1996, the Company did not sell any of its investments.


   General and administrative expenses decreased $0.7 million, or 12%, to $5.2 million for the three months ended March 31, 1997 as compared to the same period for 1996. The decrease is a result of the sale of single-family operations on May 13, 1996 offset partially by the growth in the current production operations. General and administrative expenses should increase on a quarter by quarter basis during 1997 as the Company continues to build its production infrastructure.

   The following table summarizes the average balances of the Company's interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.



                    Average Balances and Effective Interest Rates

---------------------------------------------------------------------------------------
                                                Three Months Ended March 31,
                                     --------------------------------------------------
(amounts in thousands)                         1997                     1996
                                     ------------------------- ------------------------
                                        Average   Effective      Average    Effective
                                       Balance       Rate        Balance      Rate
                                     ------------------------- ------------------------
   Interest-earning assets : (1)
    Collateral for collateralized      2,500,179     7.75 %    $ 1,079,600    8.71 %
    bonds (2) (3)
    Adjustable-rate mortgage             774,059     7.36        1,987,569    6.83
    securities
    Fixed-rate mortgage securities        27,231     9.22           39,855    9.68
    Other mortgage securities            111,575    17.22           62,418   10.63
    Other portfolio assets                99,010     9.54           25,680   10.43
    Loans held for securitization        310,424     8.45          551,227    8.30
                                      ------------  -------      ----------- -------
           Total interest-earning      3,822,478     8.06 %    $ 3,746,349    7.70 %
                                     =============  =======    ============= =======

 Interest-bearing liabilities:
      Collateralized bonds (3)         2,382,985     6.43 %    $ 1,028,572    6.57 %
      Repurchase agreements:
          Adjustable-rate mortgage       718,665     6.15        1,917,513    5.65
          securities
          Fixed-rate mortgage             26,471     5.72           25,528    5.77
          securities
          Other mortgage securities       10,428     5.83            7,382    5.74
          Loans held for                  31,561     5.95          362,231    6.10
          securitization
     Notes payable:
          Other portfolio assets          13,776     7.93              547    5.85
          Loans held for                 156,740     5.11           84,027    6.03
          securitization
                                     =============  ======    ============= =======
            Total interest-bearing     3,340,626     6.30 %    $ 3,425,800    5.99 %
            liabilities
                                     =============   =======   ============= =======

 Net interest spread on all investments              1.76 %                   1.71 %
                                                    =======                  =======
 Net yield on average                                2.56 %                   2.23 %
 interest-earning assets
                                                    =======                  =======
 --------------------------------------------------------------------------------------

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
 (2)  Average  balances  exclude  funds held by  trustees of $2,285 and
     $3,168 for the three months ended March 31, 1997 and March 31, 1996, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses.


   The slight increase in net interest spread for the three months ended March 31, 1997 relative to the same period in 1996 is primarily the result of the increased spread on the other mortgage securities and to a lesser extent ARM securities, offset by a decrease in the net spread on both net investment in collateralized bonds (defined as collateral for collateralized bonds less collateralized bonds) and other portfolio assets. The Company's overall yield on interest-earning assets increased to 8.06% for the three months ended March 31, 1997 from 7.70% for the same period in 1996. The weighted average borrowing costs also increased to 6.30% for the three months ended March 31, 1997 from 5.99% for the three months ended March 31, 1996. During the first part of 1996, the net interest spread temporarily benefited by the declining short-term interest rate environment, which had the impact of reducing the Company's borrowing costs faster than it reduced the yields on the Company's interest-earning assets. After remaining fairly stable during most of the first quarter 1997, short-term interest rates rose by approximately 25 basis points at the end of the quarter.

   Individually, the net interest spread on collateralized bonds decreased 82 basis points, from 214 basis points for the three months ended March 31, 1996, to 132 basis points for the three months ended March 31, 1997. This decline was primarily due to the securitization of lower coupon collateral, principally A+ quality single-family mortgage loans. In addition, the spread on the net investment in collateralized bonds decreased due to higher premium amortization during the first quarter 1997 due to higher prepayments. The net interest spread on ARM securities increased 3 basis points, from 118 basis points for the three months ended March 31, 1996, to 121 basis points during the same period in 1997. The net interest spread on other mortgage securities increased to 1,139 basis points for the three months ended March 31, 1997 from 489 basis points for the three months ended March 31, 1996. This increase is due to the purchase of $38 million of residual trusts during the three months ended March 31, 1997. The net interest spread on other portfolio assets decreased 297 basis points, from 458 basis points from the three months ended March 31, 1996, to 161 basis points for the three months ended March 31, 1997. This decrease in net interest spread is due to the inclusion in 1997 of the $38 million note receivable from the 1996 sale of the Company's single-family operations which has a 6.5% fixed interest rate, plus higher borrowing costs associated with the Company's model home purchase and lending business.

                                PORTFOLIO RESULTS

   The core of the earnings is derived from its investment portfolio. The Company's investment strategy is to create a diversified portfolio of securities that in the aggregate generate stable income in a variety of interest rate and prepayment rate environments and preserves the capital base of the Company. The Company has pursued its strategy of concentrating on its production activities to create investments with attractive yields. In many instances, the Company's investment strategy has involved not only the creation or acquisition of the asset, but also structuring the related borrowings through the securitization process to create a stable yield profile.

   Approximately $3.2 billion of the Company's investment portfolio as of March 31, 1997 are comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Generally, during a period of rising interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the ARM securities and collateral for collateralized bonds relative to the rate resets on the associated borrowings and (ii) rate resets on the ARM loans which are generally limited to 1% every six months, while the associated borrowings have no such limitation. As interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the cost or proceeds of interest rate swap, cap or floor agreements.

Interest Income and Interest-Earning Assets

   The Company's average interest-earning assets were $3.8 billion during the three months ended March 31, 1997, an increase of 2% from $3.7 billion of average interest-earning assets during the same period of 1996. Total interest income rose 7%, from $72.2 million for the three months ended March 31, 1996 to $77.1 million for the same period of 1997. Overall, the yield on interest-earning assets rose to 8.06% for the three months ended March 31, 1997 from 7.70% for the three months ended March 31, 1996, as the investment in higher yielding assets grew. On a quarter to quarter basis, average interest-earning assets for the quarter ended December, 1996 were $4.3 billion versus $3.8 billion for the quarter ended March 31, 1997. This decrease in average interest-earnings assets was the result of higher prepayments speeds during the first quarter of 1997 in the investment portfolio and the sale of approximately $400 million of ARM securities in December 1996. Total interest income for the quarter ended December 31, 1996 was $83.2 million versus $77.1 million for the quarter ended March 31, 1997. The decrease was due to the lower average interest-earning assets. As indicated in the table below, average yields for these periods were 7.72% and 8.06%, respectively, which were 2.12% and 2.37% higher than the average daily London InterBank Offered Rate (LIBOR) for six-month deposits (six-month LIBOR) during those periods. The majority of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR. As a result of the six-month LIBOR daily average increasing during the first quarter of 1997, the Company expects that the yield on the ARM loans underlying the ARM securities and certain collateral for collateralized bonds will trend upward during the second and third quarter since the majority of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds reset generally every six months and on a one-to-two month lag.


                               Earning Asset Yield
                                 ($ in millions)

--------------------- --------------- - ------------ -- -------------- --- ---------------- -----------------
                          Average                                               Daily             Asset
                         Interest-                          Average            Average       Yield versus
                         Earning         Interest           Asset              Month           Six Month
                         Assets          Income             Yield              LIBOR            LIBOR
--------------------- --------------- - ------------ -- -------------- --- ---------------- -----------------
1995, Quarter 1       $    3,406.9    $     60.8            7.14%               6.60%            0.54%
1995, Quarter 2            3,181.4          61.3            7.71%               6.14%            1.57%
1995, Quarter 3            3,450.4          66.8            7.74%               5.89%            1.85%
1995, Quarter 4            3,360.8          64.5            7.67%               5.75%            1.92%
1996, Quarter 1            3,746.3          72.1            7.70%               5.34%            2.36%
1996, Quarter 2            4,164.8          78.3            7.52%               5.64%            1.88%
1996, Quarter 3            4,106.5          78.4            7.64%               5.80%            1.84%
1996, Quarter 4            4,308.6          83.2            7.72%               5.60%            2.12%
1997, Quarter 1            3,822.5          77.1            8.06%               5.69%            2.37%
--------------------- --- ----------- -- ----------- -- -------------- --- ---------------- -----------------


   The net yield on average interest-earning assets increased to 2.56% for the three months ended March 31, 1997, compared to 2.25% for the three months ended December 31, 1996 and 2.23% for the three months ended March 31, 1996. The increase from the three months ended December 31, 1996 is principally due to the increase in the spread earned on the interest-earning assets. The increase from the three months ended March 31, 1996 is due to the increased investment in higher yielding assets. The net yield percentages presented below exclude non-interest collateralized bonds expenses such as provision for credit losses, and interest on senior notes payable. For the three months ended March 31, 1997, if these expenses were included, the net yield on average interest-earning assets would be 2.16%.

                         Net Yield on Average Interest-Earning Assets
                                 ($ in millions)

-------------------------- ---------------------- -- -------------------- -- -----------------

                                                             Net Yield
                             Average Interest-             Average Interest-     Net Average
                              Earning Assets                 Earning Assets       Assets (1)
-------------------------- ---------------------- -- -------------------- -- -----------------
1995, Quarter 1            $       3,406.9                  1.23%         $      3,259.8
1995, Quarter 2                    3,181.4                  1.60%                3,036.6
1995, Quarter 3                    3,450.4                  1.74%                3,031.5
1995, Quarter 4                    3,360.8                  2.00%                2,800.4
1996, Quarter 1                    3,746.3                  2.23%                2,757.5
1996, Quarter 2                    4,164.8                  2.11%                2,937.9
1996, Quarter 3                    4,106.5                  2.21%                2,734.3
1996, Quarter 4                    4,308.6                  2.25%                2,333.5
1997, Quarter 1                    3,822.5                  2.56%                2,033.9
-------------------------- -- ------------------- -- -------------------- -- -----------------

(1)  Average interest-earning assets less non-recourse collateralized bonds.

The average asset yield is reduced for the amortization of premium on the Company's investment portfolio. By creating its investments through its production operations, the Company believes that premium amounts are less than if the investments were acquired in the market. As indicated in the table below, premiums on the Company's ARM securities, fixed-rate securities and collateral for collateralized bonds at March 31, 1997 were $50.2 million, or approximately 1.58% of the aggregate investment portfolio balance. The mortgage principal repayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was 29% for the three months ended March 31, 1997. The Company expects that the long-term prepayment speeds will range between 24% and 28%. The CPR for the first quarter of 1997 is currently within this range and the Company expects it will remain within this range for the second quarter of 1997. CPR stands for "constant prepayment rate" and is a measure of the annual prepayment rate on a pool of loans.


                           Premium Basis and Amortization
                                 ($ in millions)

---------------------------------------------------------------------------------------------------------------------
                                                                                       Ending          Amortization
                                                                    CPR              Investment       Expense as a %
                        Net Premium         Amortization        Annualized           Principal           of Average
                        (Discount)            Expense              Rate             Balance (2)           Assets
---------------------------------------------------------------------------------------------------------------------
1995, Quarter 1       $      26.6        $       1.0                (1)         $     2,454.2            0.12%
1995, Quarter 2              23.7                1.6                (1)               2,432.5            0.21%
1995, Quarter 3              35.3                2.5                (1)               2,705.0            0.30%
1995, Quarter 4              39.3                2.8                (1)               2,772.9            0.33%
1996, Quarter 1              49.3                3.2                30%               3,214.4            0.34%
1996, Quarter 2              56.0                4.0                28%               3,557.7            0.38%
1996, Quarter 3              60.8                2.8                19%               3,808.3            0.28%
1996, Quarter 4              54.1                3.7                24%               3,379.0            0.34%
1997, Quarter 1              50.2                3.8                29%               3,176.9            0.40%
---------------------------------------------------------------------------------------------------------------------

(1) CPR rates were not available for those periods.
(2) Includes only  collateral  for  collateralized  bonds,  ARM  securities  and fixed-rate securities.

Interest Expense and Cost of Funds

   The Company's largest expense is the interest cost on borrowed funds. Funds to finance the investment portfolio are generally borrowed in the form of collateralized bonds or repurchase agreements, both of which are primarily indexed to one-month LIBOR. For the three-month period ended March 31, 1997 as compared to the same period in 1996, interest expense increased to $52.6 million from $51.3 million while the average cost of funds increased to 6.30% compared to 5.99%. The increased cost of funds for the first quarter of 1997 compared to the first quarter of 1996 was due primarily to increased cost of funds for both other portfolio assets and ARM securities. On a quarter to quarter basis, the cost of funds rose from 6.16% for the three months ended December 31, 1996, to 6.30% for the three months ended March 31, 1997, which was due primarily to the increased cost of funds on collateralized bonds. The Company may use interest rate swaps, caps and financial futures to manage its interest rate risk. The net cost of these instruments is included in the cost of funds table below as a component of interest expense for the period to which it relates.


                                  Cost of Funds
                                 ($ in millions)

----------------------------------------------------------------------------------------
                             Average              Cost             Average
                           Borrowed              Interest          of         One-month
                              Funds              Expense (1)       Funds        LIBOR
----------------------------------------------------------------------------------------
1995, Quarter 1         $     3,058.1       $     50.3           6.58%           6.06%
1995, Quarter 2               2,906.1             48.5           6.68%           6.08%
1995, Quarter 3               3,159.7             51.0           6.46%           5.88%
1995, Quarter 4               3,025.3             47.6           6.30%           5.86%
1996, Quarter 1               3,425.8             51.3           5.99%           5.43%
1996, Quarter 2               3,735.8             56.4           6.04%           5.45%
1996, Quarter 3               3,667.9             55.7           6.07%           5.46%
1996, Quarter 4               3,825.1             59.0           6.16%           5.46%
1997, Quarter 1               3,340.6             52.6           6.30%           5.46%
----------------------------------------------------------------------------------------

(1) Excludes non-interest collateralized bond-related expenses and interest on non-portfolio related notes payable


Interest Rate Agreements

   As part of its asset/liability management process, the Company enters into interest rate agreements such as interest rate caps and swaps and financial futures contracts. These agreements are used to reduce interest rate risk which arises from the lifetime yield caps on the ARM securities, the mismatched repricing of portfolio investments versus borrowed funds, and finally, assets repricing on indices such as the prime rate which differ from the related borrowing indices. The agreements are designed to protect the portfolio's cash flow, and to provide income and capital appreciation to the Company in the event that short-term interest rates rise quickly.

The following table includes all interest rate agreements in effect as of the various quarter ends for asset/liability management of the investment portfolio. This table excludes all interest rate agreements in effect for the Company's production operations. Generally, interest rate swaps and caps are used to manage the interest rate risk associated with assets that have periodic and annual interest rate reset limitations financed with borrowings that have no such limitations. Financial futures contracts and options on futures are used to lengthen the terms of repurchase agreement financing, generally from one month to three and six months. Amounts presented are aggregate notional amounts. To the extent any of these agreements are terminated, gains and losses are generally amortized over the remaining period of the original agreement.


                              Instruments Used for Interest Rate Risk Management Purposes (1)
                                                       ($ in millions)

---------------------------------------------------------------------------------------------------
                                    Interest         Interest        Financial         Options
Notional Amounts                    Rate Caps       Rate Swaps        Futures        on Futures
---------------------------------------------------------------------------------------------------

1995, Quarter 1                 $     1,475      $       200       $       -      $        -
1995, Quarter 2                       1,475              200             1,000            500
1995, Quarter 3                       1,475              220             1,000            500
1995, Quarter 4                       1,575             1,227            1,000           2,130
1996, Quarter 1                       1,575             1,631            1,000           1,250
1996, Quarter 2                       1,575             1,559             400             880
1996, Quarter 3                       1,499             1,480            1,550             -
1996, Quarter 4                       1,499             1,453              -               -
1997, Quarter 1                       1,499             1,427              -               -
---------------------------------------------------------------------------------------------------

(1) Excludes all interest rate agreements in effect for the Company's production operations.

Net Interest Rate Agreement Expense

   The net interest rate agreement expense, or hedging expense, equals the cost of the agreements, net of any benefits received from these agreements. For the quarter ended March 31, 1997, net hedging expense amounted to $2.65 million versus $2.67 million and $1.63 million for the quarters ended December 31, 1996 and March 31, 1996, respectively. The increase in hedging expense for the quarter ended March 31, 1997 compared to March 31, 1996, relates to costs on financial futures used to lengthen repurchase agreement maturities during the quarter. Such amounts exclude the hedging costs and benefits associated with the Company's production activities as these amounts are deferred as additional premium or discount on the loans funded and amortized over the life of the loans as an adjustment to their yield.


                         Net Interest Rate Agreement Expense
                                 ($ in millions)

---------------------------------------------------------------------------------------------------
                                                                              Net Expense as
                                                       Net Expense              Percentage of
                             Net Interest             as Percentage             Average
                            Rate Agreement             of Average               Borrowings
                                Expense            Assets (annualized)         (annualized)
---------------------------------------------------------------------------------------------------
1995, Quarter 1               $ 1.38                     0.160%                     0.180%
1995, Quarter 2                 1.30                     0.163%                     0.179%
1995, Quarter 3                 0.86                     0.100%                     0.109%
1995, Quarter 4                 0.16                     0.018%                     0.020%
1996, Quarter 1                 1.63                     0.174%                     0.191%
1996, Quarter 2                 1.02                     0.100%                     0.110%
1996, Quarter 3                 1.29                     0.126%                     0.141%
1996, Quarter 4                 2.67                     0.248%                     0.280%
1997, Quarter 1                 2.65                     0.277%                     0.317%
---------------------------------------------------------------------------------------------------


Fair Value

   The fair value of the available-for-sale portion of the Company's investment portfolio as of March 31, 1997, as measured by the net unrealized gain on investments available-for-sale, was $58.5 million above its cost basis, which represents a $44.9 million improvement from March 31, 1996. At March 31, 1996, the fair value of the available-for-sale portion of the Company's investment portfolio was above its amortized cost by $13.6 million. This increase in the portfolio's value is primarily attributable to the increase in the value of the collateral for collateralized bonds relative to the collateralized bonds issued during the last twelve months, as well as an increase in value of the Company's ARM securities due principally to the ARM securities becoming fully indexed during 1996. The portfolio also benefited from the reduction in amortized cost basis of its investments through additional provision for losses. The fair value of the available-for-sale portion of the Company's investment portfolio at March 31, 1997, decreased $5.9 million from the fair value at December 31, 1996, which was $64.4 million above the amortized cost of its investment portfolio. This decrease was primarily the result of the increase in interest rates during the quarter and the increase in prepayment speeds for the Company's collateral for collateralized bonds.

Credit Exposures

   The Company has historically securitized its loan production in collateralized bonds or pass-through securitization structures. With either structure, the Company may use overcollateralization, subordination, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing for credit enhancement. Regardless of the form of credit enhancement, the Company may retain a limited portion of the direct credit risk after securitization. This risk can include risk of loss related to hazards not covered under standard hazard insurance policies and credit risks on loans not covered by standard borrower mortgage insurance, or pool insurance.

   Beginning in 1994, the Company issued pass-through securities which used subordination structures as their form of credit enhancement. The credit risk of subordinated pass-through securities is concentrated in the subordinated classes (which may themselves partially be credit enhanced with reserve funds or pool insurance) of the securities, thus allowing the senior classes of the securities to receive the higher credit rating. To the extent credit losses are greater than expected (or exceed the protection provided by any reserve funds or pool insurance), the holders of the subordinated securities will experience a lower yield (which may be negative) than expected on their investments. At March 31, 1997, the Company retained $18.4 million in aggregate principal amount of subordinated securities, which are carried at a book value of $1.7 million, reflecting such potential credit loss exposure.

   With collateralized bond structures, the Company also retains credit risk relative to the amount of overcollateralization required in conjunction with the bond insurance. Losses are generally first applied to the overcollateralization amount, with any losses in excess of that amount borne by the bond insurer or the holders of the collateralized bonds. The Company only incurs credit losses to the extent that losses are incurred in the repossession, foreclosure and sale of the underlying collateral. Such losses generally equal the excess of the principal amount outstanding, less any proceeds from mortgage or hazard insurance, over the liquidation value of the collateral. To compensate the Company for retaining this loss exposure, the Company generally receives an excess yield on the collateralized loans relative to the yield on the collateralized bonds. At March 31, 1997, the Company retained $87.2 million in aggregate principal amount of overcollateralization, and had reserves, or otherwise had provided coverage on $61.0 million of the potential credit loss exposure. This reserve includes a provision recorded as a result of the sale of the single-family operations of approximately $31.0 million for possible losses on securitized single-family loans where the Company, which performed the servicing of such loans prior to the sale, has retained a portion of the credit risk on these loans. Also, as a result from the sale of the single-family operations, a $30.3 million loss reimbursement guarantee from Dominion Mortgage Services, Inc. has been included in the reserves at March 31, 1997.

   The  Company   principally  used  pool  insurance  as  its  means  of  credit enhancement for years prior to 1994. Pool insurance has generally been unavailable as a means of credit enhancement since the beginning of 1994. Pool insurance covered substantially all credit risk for the security with the exception of fraud in the origination or certain special hazard risks. Loss exposure due to special hazards is generally limited to an amount equal to a fixed percentage of the principal balance of the pool of mortgage loans at the time of securitization. Fraud in the origination exposure is generally limited to those loans which default within one year of origination. The reserve for potential losses on these risks was $6.5 million at March 31, 1997, which the Company believes represents its maximum exposure from these risks.

   The following table summarizes the aggregate principal amount of collateral for collateralized bonds and pass-through securities outstanding which are subject to credit exposure; the maximum credit exposure held by the Company represented by the amount of overcollateralization and first loss securities owned by the Company; the credit reserves available to the Company for such exposure through provision for losses; indemnifications or insurance and the actual credit losses incurred. The table excludes reserves and losses due to fraud and special hazard exposure. Additionally, for purposes of this table, the aggregate principal amount of subordinated securities held by the Company are included in the Maximum Credit Exposure column, with the difference between this amount and the carrying amount of these securities as reported in the Company's consolidated financial statements included in Credit Reserves.



                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)

-----------------------------------------------------------------------------------------------------------------

                                                                                     Credit       Credit Reserves
                      Outstanding   Maximum Credit                Actual Credit   Reserves to       to Maximum
                     Loan Balance      Exposure        Credit         Losses     Average Assets   Credit Exposure
-----------------------------------------------------------------------------------------------------------------
1995, Quarter 2      $     2,435    $      49.6     $     14.6    $       -           0.46%           29.44%
1995, Quarter 3            2,462           51.3           16.4            -           0.48%           31.97%
1995, Quarter 4            2,504           65.9           18.5            -           0.55%           28.07%
1996, Quarter 1            2,888           79.2           19.3            -           0.52%           24.37%
1996, Quarter 2            3,131          106.7           79.0           1.1          1.90%           74.04%
1996, Quarter 3            3,919          109.5           80.0           2.0          1.95%           73.06%
1996, Quarter 4            3,848          116.0           86.0           2.1          2.00%           74.14%
1997, Quarter 1            3,583          114.0           84.4           2.6          2.21%           74.01%
-----------------------------------------------------------------------------------------------------------------


   The following table summarizes the single-family mortgage loan delinquencies as a percentage of the outstanding loan balance for the total collateral for collateralized bonds and pass-through securities outstanding where the Company has retained a portion of the credit risk either through holding a subordinated security or through overcollateralization. There were no delinquencies on any multi-family loans where the Company has retained a portion of the credit risk either through holding a subordinated security or through overcollateralization. As of March 31, 1997, the Company believes that its credit reserves are sufficient to cover any losses which may occur as a result of current delinquencies presented in the table below.


                                              Delinquency Statistics

-----------------------------------------------------------------------------------------------------
                               60 to 90 days           90 days and over delinquent
                             days delinquent        (includes REO and foreclosures)        Total
-----------------------------------------------------------------------------------------------------
1995, Quarter 2                 0.54%                           1.24%                     1.78%
1995, Quarter 3                 0.78%                           1.77%                     2.55%
1995, Quarter 4                 2.50%                           3.23%                     5.73%
1996, Quarter 1                 0.90%                           2.95%                     3.85%
1996, Quarter 2                 1.91%                           3.47%                     5.38%
1996, Quarter 3                 0.73%                           3.01%                     3.74%
1996, Quarter 4                 0.88%                           3.40%                     4.28%
1997, Quarter 1                 0.95%                           4.16%                     5.11%
-----------------------------------------------------------------------------------------------------

The following table summarizes the credit rating for investments held in the Company's portfolio assets. This table excludes the Company's other mortgage securities (as the risk on such securities is prepayment-related, not credit-related) and other portfolio assets. In preparing the table, the carrying balances of the investments rated below A are net of credit reserves and discounts. The average credit rating of the Company's mortgage investments at the end of the first quarter of 1997 was AAA. At March 31, 1997, securities with a credit rating of AA or better were $3.2 billion, or 99.1% of the Company's total mortgage investments compared to 99.1% and 96.5% at December 31, 1996 and March 31, 1996, respectively. At the end of the first quarter 1997, $469.7 million of all mortgage investments were split rated between rating agencies. Where investments were split-rated, for purposes of this table, the Company classified such investments based on the higher credit rating.


                       Portfolio Assets by Credit Rating (1)
                                 ($ in millions)

-------------------- -- ---------- --- ---------- -- ---------- --- ---------- ----------- ----------- --------- -----------
                            AAA            AA        A Carrying     Below A    AAA Percent  AA Percent A Percent Below A
                         Carrying       Carrying        Value       Carrying     of Total    of Total   of Total Percent
                           Value          Value                       Value                                       of Total
-------------------- -- ---------- --- ---------- -- ---------- --- ---------- ----------- ----------- --------- -----------
1996, Quarter 1      $   2,487.3    $    943.1    $    64.2      $    60.6       70.0%       26.5%       1.8%       1.7%
1996, Quarter 2          2,935.2         914.0         63.6           28.7       74.5%       23.2%       1.6%       0.7%
1996, Quarter 3          3,333.3         766.4         17.1           31.1       80.3%       18.5%       0.4%       0.8%
1996, Quarter 4          2,708.4         752.8           -            29.9       77.5%       21.6%        -         0.9%
1997, Quarter 1          2,504.1         739.4           -            29.4       76.5%       22.6%        -         0.9%
-------------------- -- ---------- --- ---------- -- ---------- --- ---------- ----------- ----------- --------- -----------

(1)  Excludes other mortgage securities and other portfolio assets.


Purchase, Securitization and Sale of Portfolio Assets

   During the three months ended March 31, 1997, the Company sold various portfolio investments due to favorable market conditions. The aggregate principal amount of investments sold during the three months ended March 31, 1997 was $3.3 million, consisting primarily of other mortgage securities, which resulted in gains of $0.2 million. Also during the three months ended March 31, 1997, the Company exercised its call right or otherwise purchased $7.8 million of ARM securities, $1.4 million of fixed-rate mortgage securities and $38.1 million of other mortgage securities.


                              PRODUCTION ACTIVITIES

   Since the sale of its single-family mortgage operations to Dominion in 1996, the Company's primary production operations have been focused on multi-family and manufactured housing lending. During the first quarter of 1997, the Company broadened its multi-family lending capabilities to include other types of commercial real estate loans including commercial industrial warehouse properties. Future commercial lending efforts may include apartment properties which have not received low-income housing tax credits, assisted living and retirement housing, limited and full service hotels, urban and suburban office buildings, retail shopping strips and centers, other light industrial buildings and manufactured housing parks. The Company has also expanded its manufactured housing lending during the first quarter of 1997 to include inventory financing to manufactured housing dealers. In addition to these production sources, the Company may also purchase single-family loans on a "bulk" basis from time to time and may originate such loans on a retail basis.

   The purpose of the Company's production operations is to enhance the return on shareholders' equity (ROE) by earning a favorable net interest spread while loans are being accumulated for securitization or sale and creating investments for its portfolio through the securitization process at a lower cost than if such investments were purchased from third parties. The creation of such investments generally involves the issuance of collateralized bonds or pass-through securities collateralized by the loans generated from the Company's production activities, and the retention of one or more classes of the securities or collateralized bonds relating to such issuance. The issuance of collateralized bonds and pass-through securities generally limits the Company's credit and interest rate risk in contrast to retaining loans in its portfolio in whole-loan form.

   When a sufficient volume of loans is accumulated, the Company generally securitizes the loans through the issuance of collateralized bonds or pass-through securities. The Company believes that securitization is an efficient and cost effective way for the Company to (i) reduce capital otherwise required to own the loans in whole loan form; (ii) limit the Company's exposure to credit risk on the loans; (iii) lower the overall cost of financing the loans; and (iv) depending on the securitization structure, limit the Company's exposure to interest rate and/or valuation risk. As a result of the reduction in the availability of mortgage pool insurance, and the Company's desire to both reduce its recourse borrowings as a percentage of its overall borrowings, as well as the variability of its earnings, the Company has utilized the collateralized bond structure for securitizing substantially all of its loan production since the beginning of 1995.

The following table summarizes the production activity for the three month periods ended March 31, 1997 and 1996.

                               Production Activity
                                ($ in thousands)

-------------------------------------------------------------
                               Three Months Ended
                                    March 31,
                               ---------------------------
                                  1997          1996
                               ----------  ---------------
Multi-family                    $   8,063    $      11,121
Commercial                          4,613                -
Manufactured housing               29,240                -
Single-family                      98,144          756,431
Specialty finance                  35,086               78
                                 ========     ============
   Total principal amount of
   fundings through the         $ 175,146    $     767,630
   production operations
                                 ========     ============

Principal amount securitized    $       -    $     595,387
or sold
                                 ========     ============
-------------------------------------------------------------

   Manufactured housing lending commenced during the second quarter of 1996. Since commencement, the Company has opened five regional offices in North Carolina, Georgia, Texas, Michigan and Washington. As of March 31, 1997, the Company had $67.1 million in principal balance of manufactured housing loans in inventory, and had commitments outstanding of approximately $71.6 million. Principally all funding volume to date has been obtained through relationships with manufactured housing dealers and, to a lesser extent, through direct marketing to consumers. In the future, the Company plans to expand its sources of origination to nearly all sources for manufactured housing loans by establishing relationships with park owners, developers of manufactured housing communities, manufacturers of manufactured homes, brokers and correspondents. Once certain volume levels are achieved at a particular region, district offices may be opened in an effort to further market penetration. The first district office is expected to be opened in the third quarter of 1997.

     As of March 31, 1997, the Company had $220.5 million in principal balance of multi-family loans held for securitization. The Company funded $8.1 million in multi-family loans during the three months ended March 31, 1997 compared to $60.4 million for the three months ended December 31, 1996 and $11.1 million for the three months ended March 31, 1996. The lower funding volume for the first quarter of 1997 compared to the fourth quarter of 1996 is due to longer than expected lease-up periods and construction delays. Principally all fundings are under the Company's lending programs for properties that have been allocated low income housing tax credits. As of March 31, 1997 commitments to fund multi-family loans over the next 20 months were approximately $516.6 million. The Company expects that it will have funded volume sufficient enough to securitize a portion of its multi-family loans in the second half of 1997 through the issuance of collateralized bonds. The Company will retain a portion of the credit risk after securitization and intends to continue servicing the loans.

   As previously mentioned, during the first quarter of 1997 the Company expanded its production operations to include commercial loans. The Company funded $4.6 million of commercial loans during the first quarter. These commercial loans will be securitized with the Company's multi-family production.

     Included in the first quarter specialty finance fundings are $33.1 million of model homes purchased from home builders which were simultaneously leased back to the builders. The terms of these leases are generally twelve to eighteen months at lease rates of typically one-month LIBOR plus a spread. At the end of each lease, the Company will sell the home. As of March 31, 1997, the Company had leases on $66.3 million of model homes, and had otherwise provided financing to home builders for model homes for an additional $13.0 million.

   Additionally, during the first quarter of 1997, the Company purchased $98 million of single-family loans through two bulk purchases. This is compared to $409 million purchased during the first quarter of 1996. The Company will continue to purchase single-family loans on a bulk basis to the extent, upon securitization, such purchases would generate a favorable return on a proforma basis.


                                   OTHER ITEMS

General and Administrative Expenses

   General and administrative expenses (G&A expense) consist of expenses incurred in conducting the Company's production activities and managing the investment portfolio, as well as various other corporate expenses. G&A expense decreased for the three-month period ended March 31, 1997 as compared to the same period in 1996 primarily as a result of the sale of the Company's single-family mortgage operations during the second quarter of 1996. Offsetting a portion of this decrease is the addition of G&A expenses resulting from the current production operations. G&A related to the production operations will continue to increase over time as the Company expands its production activities with current and new product types.

   The following table summarizes the Company's efficiency, the ratio of G&A expense to average interest- earning assets, and the ratio of G&A expense to average total equity.

                            Operating Expense Ratios

---------------------------------------------------------------------
                                        G&A                G&A
                      G&A         Expense/Average    Expense/Average
                  Efficiency     Interest-Earning     Total Equity
                   Ratio (1)          Assets               (2)
                                   (Annualized)       (Annualized)
---------------------------------------------------------------------
1995, Quarter 1      7.26%             0.52%              6.48%
1995, Quarter 2      7.07%             0.54%              6.13%
1995, Quarter 3      6.68%             0.51%              5.71%
1995, Quarter 4      7.51%             0.59%              5.50%
1996, Quarter 1      8.25%             0.64%              6.53%
1996, Quarter 2      6.77%             0.51%              5.60%
1996, Quarter 3      5.67%             0.43%              4.60%
1996, Quarter 4      6.09%             0.47%              4.57%
1997, Quarter 1      6.77%             0.55%              4.65%
---------------------------------------------------------------------

(1)  G&A expense as a percentage of interest income.
(2) Average total equity excludes net unrealized gain (loss) on investments available-for-sale.

Net Income and Return on Equity

   Net income increased from $12.7 million for the three months ended March 31, 1996 to $18.3 million for the three months ended March 31, 1997. Return on common equity (excluding the impact of the net unrealized gain on investments available-for-sale) also increased from 15.12% for the three months ended March 31, 1996 to 18.82% for the three months ended March 31, 1997. The majority of the increase in both the net income and the return on common equity is due mostly to the increased net interest margin related to an increased level of interest-earning assets and, to a lesser extent, the increase in the net interest spread on interest-earning assets.


                                              Components of Return on Equity

--------------------------------------------------------------------------------------------------------------------------
                                                  Gains and        G&A          Preferred
                  Net Interest     Provision        Other         Expense/      Dividend/      Return on
                     Margin/      for Losses       Income        Average        Average        Average        Net Income
                     Average    /Average Common   /Average       Common         Common          Common      Available to
                  Common Equity     Equity      Common Equity     Equity        Equity           Equity       Common
                  (annualized)   (annualized)   (annualized)    (annualized)   (annualized)  (annualized)   Shareholders
----------------------------------------------------------------------------------------------------------------------------
1995, Quarter 1      11.17%          0.31%          5.30%         6.48%            N/A           9.68%      $    6,596
1995, Quarter 2      13.91%          0.37%          4.64%         6.36%            N/A          11.81%           8,041
1995, Quarter 3      19.19%          1.72%          3.85%         6.45%           1.33%         13.53%          10,128
1995, Quarter 4      21.99%          1.82%          4.68%         7.22%           2.67%         14.96%          12,145
1996, Quarter 1      26.26%          0.58%          1.18%         8.58%           3.16%         15.12%          10,492
1996, Quarter 2      25.59%          0.55%         17.67%         7.26%           3.00%         32.45%          23,704
1996, Quarter 3      26.56%          1.20%          2.67%         5.93%           2.93%         19.17%          14,363
1996, Quarter 4      28.26%          1.87%          4.24%         6.75%           4.57%         19.31%          14,480
1997, Quarter 1      27.85%          1.28%          3.73%         6.72%           4.76%         18.82%          14,623
--------------------------------------------------------------------------------------------------------------------------

Dividends and Taxable Income

   The Company and its qualified REIT subsidiaries (collectively "Dynex REIT") have elected to be treated as a real estate investment trust for federal income tax purposes. The REIT provisions of the Internal Revenue Code require Dynex REIT to distribute to shareholders substantially all of its taxable income, thereby restricting its ability to retain earnings. The Company may issue additional common stock, preferred stock or other securities in the future in order to fund growth in its operations, growth in its portfolio of mortgage investments, or for other purposes.

   The Company intends to declare and pay out as dividends 100% of its taxable income over time. The Company's current practice is to declare quarterly dividends per share. Generally, the Company strives to declare a quarterly dividend per share which, in conjunction with the other quarterly dividends, will result in the distribution of most or all of the taxable income earned during the calendar year. At the time of the dividend announcement, however, the total level of taxable income for the quarter is unknown. Additionally, the Company has considerations other than the desire to pay out most of its taxable earnings, which may take precedence when determining the level of dividends.


                              Dividend Summary
                   ($ in thousands, except per share amounts)
---------------------------------------------------------------------------------------------
                              Taxable Net
                               Income         Income    Dividend
                              Available to
                                Common
---------------------------------------------------------------------------------------------
1995, Quarter 1      $     5,070      $   0.126    $   0.180       144%      $   1,507
1995, Quarter 2            5,577          0.139        0.200       143%           (956)
1995, Quarter 3            11,223         0.279        0.220        79%           1,410
1995, Quarter 4            13,176         0.325        0.240        74%           4,882
1996, Quarter 1            12,719         0.314        0.255        81%           7,249
1996, Quarter 2            13,359         0.328        0.275        84%           9,376
1996, Quarter 3            13,973         0.341        0.293        86%          11,194
1996, Quarter 4            8,831          0.214        0.310       145%           5,672
1997, Quarter 1            23,849         0.572        0.325        57%          15,854
---------------------------------------------------------------------------------------------

(1)   Adjusted for two-for-one common stock split.

   Taxable income differs from the financial statement net income which is determined in accordance with generally accepted accounting principles (GAAP). For the three months ended March 31, 1997, the Company's taxable earnings per share of $0.572 were higher than the Company's declared dividend per share of $0.325. The majority of the difference was caused by GAAP and tax differences related to the sale of the single-family operations. For tax purposes, the sale is accounted for on an installment sale basis with annual taxable income of approximately $10 million from 1996 through 2001. Cumulative undistributed taxable income represents timing differences in the amounts earned for tax purposes versus the amounts distributed. Such amounts can be distributed for tax purposes in the subsequent year as a portion of the normal quarterly dividend. Such amounts also include certain estimates of taxable income until such time the company files its federal income tax returns for each year.


                         LIQUIDITY AND CAPITAL RESOURCES

   The Company has various sources of cash flow upon which it relies for its working capital needs. Sources of cash flow from operations include primarily the return of principal on its portfolio of investments and the issuance of collateralized bonds. Other borrowings provide the Company with additional cash flow in the event that it is necessary. Historically, these sources have provided sufficient liquidity for the conduct of the Company's operations.
However, if a significant decline in the market value of the Company's investment portfolio should occur, the Company's available liquidity from these other borrowings may be reduced. As a result of such a reduction in liquidity, the Company may be forced to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

     In order to grow its equity base, the Company may issue additional capital stock. Management strives to issue such additional shares when it believes existing shareholders are likely to benefit from such offerings through higher earnings and dividends per share than as compared to the level of earnings and dividends the Company would likely generate without such offerings.

   The Company borrows funds on a short-term basis to support the accumulation of loans prior to the sale of such loans or the issuance of collateralized bonds and mortgage- or asset-backed securities. These borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of the existing collateral declines, and may be due on demand or upon the occurrence of certain events. If borrowing costs are higher than the yields on the assets financed with such funds, the Company's ability to acquire or fund additional assets may be substantially reduced and it may experience losses. These short-term borrowings consist of the Company's lines of credit and repurchase agreements. These borrowings are paid down as the Company securitizes or sells loans.

   A substantial portion of the assets of the Company are pledged to secure indebtedness incurred by the Company. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of the Company in the event of the Company's liquidation, except to the extent that the value of such assets exceeds the amount of the indebtedness they secure.

Lines of Credit

   At March 31, 1997, the Company has three credit facilities aggregating $500 million to finance loan fundings and for working capital purposes of which $300 million expires in 1997 and $200 million expires in 1998. One of these facilities includes several sublines aggregating $300 million to serve various purposes, such as multi-family loan fundings, working capital, and manufactured housing loan fundings, which may not, in the aggregate, exceed the overall facility commitment of $150 million at any time. Working capital borrowings under this facility are limited to $30 million. The Company expects that these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal. The lines of credit contain certain financial covenants which the Company met as of March 31, 1997. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

Repurchase Agreements

   The Company finances the majority of its portfolio assets through collateralized bonds and repurchase agreements. Collateralized bonds are non-recourse to the Company. Repurchase agreements allow the Company to sell portfolio assets for cash together with a simultaneous agreement to repurchase the same portfolio assets on a specified date for a price which is equal to the original sales price plus an interest component. At March 31, 1997, the Company had outstanding obligations of $1.1 billion under such repurchase agreements. As of March 31, 1997, $350 million of various classes of collateralized bonds issued by the Company have been retained by the Company and have been pledged as security for $365 million of repurchase agreements. For financial statement presentation purposes, the Company classified the $365 million of repurchase agreements, secured by collateralized bonds, as collateralized bonds outstanding. The remainder of the repurchase agreements were secured by ARM securities -- $716.3 million, fixed-rate securities -- $20.5 million and other mortgage securities -- $9.7 million.

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

   In addition to the lines of credit, the Company also may finance a portion of its loans held for securitization with repurchase agreements on an uncommitted basis. At March 31, 1997, the Company had $95.7 million outstanding obligations under such repurchase agreements.

   To reduce the Company's exposure to changes in short-term interest rates on its repurchase agreements, the Company may lengthen the duration of its repurchase agreements secured by mortgage securities by entering into certain futures and/or option contracts. As of March 31, 1997, the Company had no such financial futures or option contracts outstanding. During the quarter, however, the Company settled several such positions, which have effectively extended the duration of approximately $500 million notional amount of repurchases agreements through the first half of 1998.

   Potential immediate sources of liquidity for the Company include cash balances and unused availability on the credit facilities described above.

                                    Potential Immediate Sources of Liquidity
                                          ($ in millions)

--------------------------------------------------------------------------------------------------------------------
                                                                                       Potential Immediate Sources
                                         Estimated Unused           Potential            of Liquidity as a % of
                                        Borrowing Capacity     Immediate Sources of      Recourse Borrowings (1)
                       Cash Balance                                 Liquidity
--------------------------------------------------------------------------------------------------------------------
1996, Quarter 1      $       8.5      $         32.6         $          41.1                      1.79%
1996, Quarter 2             20.9               102.8                   123.7                      6.56%
1996, Quarter 3             13.8               118.7                   132.5                     10.13%
1996, Quarter 4             11.4               131.8                   143.2                     10.16%
1997, Quarter 1              8.4               139.9                   148.3                     10.26%
--------------------------------------------------------------------------------------------------------------------

(1)   Excludes borrowings, such as collateralized bonds, that are non-recourse to the Company.


Unsecured Borrowings

   The Company issued two series of unsecured notes payable totaling $50 million in 1994. The proceeds from this issuance were used for general corporate purposes. These notes payable have an outstanding balance at March 31, 1997 of $44 million. The first principal repayment on one of the series of notes payable was due October 1995 and annually thereafter, with quarterly interest payments due. Principal repayment on the second note payable is contracted to begin in October 1998. The notes mature between 1999 and 2001 and bear fixed interest rates of 9.56% and 10.03%, respectively. The note agreements contain certain financial covenants which the Company met as of March 31, 1997. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future. The Company also has various acquisition notes payable totaling $2.0 million at March 31, 1997.

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

     Interest Rate Fluctuations. The Company's income depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently originated by the Company are fixed-rate. The profitability of a particular securitization may be reduced if interest rates increase substantially before these loans are securitized. In addition, the majority of the investments held by the Company are variable rate collateral for collateralized bonds and adjustable-rate investments. These investments are financed through non-recourse long-term collateralized bonds and recourse short-term repurchase agreements. The net interest spread for these investments could decrease during a period of rapidly rising interest rates, since the investments generally have periodic interest rate caps and the related borrowing have no such interest rate caps.

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

   Competition. The financial services industry is a highly competitive market. Increased competition in the market could adversely affect the Company's market share within the industry and hamper the Company's efforts to expand its production sources.

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

   New Production Sources. The Company has expanded both its manufactured housing and commercial lending businesses. The Company is incurring or will incur expenditures related to the start-up of these businesses, with no guarantee that production targets set by the Company will be met or that these businesses will be profitable. Various factors such as economic conditions, interest rates, competition and the lack of the Company's prior experience in these businesses could all impact these new production sources.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

            On March 20, 1997, American Model Homes ("Plaintiff") filed a complaint against the Company in Federal District Court in the Central District of California alleging that the Company, among other things, misappropriated Plaintiff's trade secrets and confidential information in connection with the Company's establishment of its model home lending business. The Plaintiff seeks injunctive relief and money damages. The Company believes the claims are without merit and will vigorously defend against such claims.

Item 2.  Changes in Securities
            Not applicable

Item 3.  Defaults Upon Senior Securities
            Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
   None

Item 5.  Other Information
            None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

            3.10    Amendment to Articles of  Incorporation, effective  April 25, 1997 (filed herewith.)

            3.11    Amendment to Articles of  Incorporation, effective May 5, 1997 (filed herewith.)

            10.10   Directors   Stock   Appreciation Rights  Plan  (filed  herewith.)

            10.11   1992 Stock Incentive Plan as amended (filed herewith.)



      (b)Reports on Form 8-K
         Current Report on Form 8-K filed with the Commission on February 27, 1997, regarding the consolidated financial statements of Resource Mortgage Capital, Inc. and the independent auditor's report thereon, for the year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         DYNEX CAPITAL, INC.


                                       By:/s/ Thomas H. Potts
                                          Thomas H. Potts, President
                                          authorized officer of registrant)




                                          /s/ Lynn K. Geurin
                                          Lynn K. Geurin, Executive Vice
                                          President and Chief Financial Officer
                                          (principal accounting officer)

    Dated:  May 15, 1997



                                  EXHIBIT INDEX

                                                              Sequentially
Exhibit                                                        Numbered
                                                                  Page

3.10     Amendment to Articles of Incorporation, effective         I
         April 25, 1997

3.11     Amendment to Articles of Incorporation, effective May     II
         5, 1997

10.10    Directors Stock Appreciation Rights Plan                 III

10.11    1992 Stock Incentive Plan as amended                      IV