Form 10-Q
period 1997-06-30
DYNEX CAPITAL INC
filed 1997-08-14
CIK 826675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-Q

      |X|   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                       For the quarter ended June 30, 1997

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

 |X| Yes   |_| No

On July 31, 1997, the registrant had 43,509,527 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.

                              DYNEX CAPITAL, INC.
                                   FORM 10-Q

                                     INDEX




PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Consolidated Balance Sheets at June 30, 1997 and
                  December 31, 1996.........................................3

                  Consolidated Statements of Operations for the three
                  and six months
                  ended June 30, 1997 and 1996..............................4

                  Consolidated Statement of Shareholders' Equity for
                  the six months ended June 30, 1997........................5

                  Consolidated Statements of Cash Flows for
                  the six months ended June 30, 1997 and 1996...............6

                  Notes to Unaudited Consolidated Financial Statements......7

      Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................10


PART II.    OTHER INFORMATION

      Item 1.  Legal
      Proceedings..........................................................30

      Item 2.  Changes in
      Securities...........................................................30

      Item 3.  Defaults Upon Senior
      Securities...........................................................30

      Item 4.  Submission of Matters to a Vote of Security
      Holders..........31

      Item 5.  Other
      Information..........................................................31

      Item 6.  Exhibits and Reports on Form
      8-K..................................................................31


      SIGNATURES...........................................................32

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

                                                      June 30,    December 31,
                                                          1997          1996
                                                      ------------  ------------

ASSETS
Investments:
   Portfolio assets:
    Collateral for collateralized bonds               $ 3,338,916   $ 2,702,294
    Mortgage securities                                 1,181,424       892,037
    Other                                                 135,748        96,236
   Loans held for securitization                          307,392       265,537
                                                      ------------  ------------
                                                        4,963,480     3,956,104

Cash                                                        7,910        11,396
Accrued interest receivable                                 8,632         8,078
Other assets                                               58,778        11,879
                                                      ------------  ------------
                                                      $ 5,038,800   $ 3,987,457
                                                      ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Collateralized bonds                                  $ 3,110,678   $ 2,519,708
Repurchase agreements                                     661,310       756,448
Notes payable                                             306,594       177,124
Payable for investments purchased                         393,844             -
Accrued interest payable                                    2,501         2,717
Other liabilities                                          31,542        27,843
                                                      ------------  ------------
                                                        4,506,469     3,483,840
                                                      ------------  ------------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share,
  50,000,000 shares authorized:
    9.75% Cumulative Convertible Series A,
      1,481,160 and 1,552,500 issued and                   33,831        35,460
    outstanding, respectively
    9.55% Cumulative Convertible Series B,
       2,061,243 and 2,196,824 issued and                  48,251        51,425
    outstanding, respectively
    9.73% Cumulative Convertible Series C,
       1,839,000 and 1,840,000 issued and                  52,711        52,740
    outstanding, respectively
Common stock, par value $.01 per share, 100,000,000
shares authorized,
   42,822,154  and 41,307,186 issued and                      428           207
   outstanding, respectively
Additional paid-in capital                                311,080       291,637
Net unrealized gain on investments available-for-sale      77,006        64,402
Retained earnings                                           9,024         7,746
                                                      ------------  ------------
                                                          532,331       503,617
                                                      ------------  ------------
                                                      $ 5,038,800   $ 3,987,457
                                                      ============  ============

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)

                                                                 Three Months Ended                Six Months Ended
                                                                      June 30,                         June 30,
                                                           -------------------------------    ----------------------------
                                                                1997              1996             1997           1996
                                                           --------------   ---------------   -------------   ------------
Interest income:
    Collateral for collateralized bonds                    $      45,433    $       32,134    $     93,895    $    55,643
    Mortgage securities                                           21,598            35,419          41,279         71,956
    Other portfolio assets                                         2,887               999           5,249          1,667
    Loans held for securitization                                 11,113             9,774          17,669         21,225
                                                           --------------   ---------------
                                                                                              -------------   ------------
                                                                  81,031            78,326         158,092        150,491
                                                           --------------   ---------------   -------------   ------------

  Interest and related expense:
    Collateralized bonds                                          38,266            26,306          77,618         44,079
    Repurchase agreements                                         15,363            29,856          27,691         62,960
    Notes payable                                                  4,191             2,337           7,391          4,845
    Other                                                            413             1,135             969          1,696
    Provision for losses                                           1,420               400           2,415            800
                                                           --------------   ---------------
                                                                                              -------------   ------------
                                                                  59,653            60,034         116,084        114,380
                                                           --------------   ---------------   -------------   ------------

  Net interest margin                                             21,378            18,292          42,008         36,111

  Gain on sale of single-family operations                             -            18,899               -         18,899
  Gain (loss) on sale of assets, net of associated costs           2,201            (6,397)          4,688         (6,196)
  Other income                                                       574               407             986          1,023
  General and administrative expenses                             (5,769)           (5,304)        (10,988)       (11,255)
                                                           ==============   ===============   =============   ============
  Net income                                               $      18,384    $       25,897    $     36,694    $    38,582
                                                           ==============   ===============   =============   ============

  Net income                                                      18,384            25,897          36,694         38,582
  Dividends on preferred stock                                    (3,716)           (2,193)         (7,403)       (4,386)
                                                           ==============   ===============   =============   ============
  Net income available to common shareholders              $      14,668    $       23,704    $     29,291    $    34,196
                                                           ==============   ===============   =============   ============

  Per common share:
      Primary                                              $        0.35    $         0.58    $       0.70    $      0.84
                                                           ==============   ===============   =============   ============

      Fully diluted                                        $        0.34    $         0.54    $       0.69    $      0.80
                                                           ==============   ===============   =============   ============

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(amounts in thousands except share data)


                                                                             Net
                                                          Additional    Unrealized Gain
                                Preferred     Common        Paid-in      on Investments       Retained
                                  Stock        Stock        Capital     Available-for-Sale    Earnings         Total
                                -----------  ----------   ------------  -----------------   -------------   ------------

Balance at December 31, 1996    $  139,625    $  207      $   291,637   $        64,402      $     7,746     $  503,617

Net income - six months ended
  June 30, 1997                          -         -                -                 -           36,694         36,694
Issuance of common stock                 -         6           14,826                 -                -         14,832
Conversion of preferred stock       (4,832)        2            4,830                 -                -              -
Two-for-one stock split                          213             (213)                                                -
Change in net unrealized gain on
  investments available-for-sale         -         -                -            12,604                -         12,604

Dividends on common stock
  at $0.66 per share                     -         -                -                 -          (28,013)       (28,013)
Dividends on preferred stock             -         -                -                 -           (7,403)        (7,403)
                               ------------ -----------  ------------- ------------------  --------------  -------------

Balance at June 30, 1997        $  134,793    $  428      $   311,080   $        77,006      $     9,024     $  532,331
                               ============ ===========  ============= ==================  ==============  =============

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                    Six Months Ended
(amounts in thousands)                                                                       June 30,
                                                                                  1997                    1996
                                                                        ----------------------   ---------------------
Operating activities:
   Net income                                                              $          36,694      $           38,582
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Provision for losses                                                              2,415                     800
     Net (gain) loss on sale of assets                                                (4,688)                  6,196
       Gain on sale of single-family operations                                            -                 (18,899)
     Amortization and depreciation                                                    11,693                  11,538
     Net change in accrued interest, other assets and other liabilities               (41,883)               (21,678)

                                                                             -----------------      ------------------
         Net cash provided by operating activities                                     4,231                  16,539
                                                                             -----------------      ------------------

Investing activities:
    Collateral for collateralized bonds:
     Fundings of loans subsequently securitized                                     (894,871)             (1,176,393)
     Principal payments on collateral                                                387,040                 204,773
     Net change in funds held by trustees                                               (432)                  3,056
                                                                             -----------------      ------------------
                                                                                    (508,263)               (968,564)

    Net (increase) decrease in loans held for securitization                         (42,560)                108,293
    Purchase of other portfolio assets                                               (56,777)                 (1,412)
    Payments on other portfolio assets                                                16,931                   5,704
    Purchase of mortgage securities                                                 (881,864)                (46,749)
    Payments on mortgage securities                                                   37,645                 200,542
    Proceeds from sales of mortgage securities                                       432,011                  11,432
    Proceeds from sale of single-family operations                                         -                  20,413
    Capital expenditures                                                              (2,037)                 (1,655)
                                                                             -----------------      ------------------
         Net cash used for investing activities                                   (1,004,914)               (671,996)
                                                                             -----------------      ------------------

Financing activities:
   Collateralized bonds:
     Proceeds from issuance of securities                                            975,110               1,115,161
     Principal payments on securities                                               (387,333)              (186,340 )
                                                                             -----------------      ------------------
                                                                                     587,777                 928,821

   Proceeds from (repayments on) borrowings, net                                     428,176                (255,113)
   Proceeds from stock offerings, net                                                 14,832                   4,499
   Dividends paid                                                                    (33,588)                (24,078)
                                                                             -----------------      ------------------
         Net cash provided by financing activities                                   997,197                 654,129
                                                                             -----------------      ------------------

Net decrease in cash                                                                  (3,486)                 (1,328)
Cash at beginning of period                                                           11,396                  22,229
                                                                             =================      ==================
Cash at end of period                                                      $           7,910      $           20,901
                                                                             =================      ==================

Cash paid for interest                                                     $         107,622      $          110,156
                                                                             =================      ==================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS June 30, 1997 (amounts in thousands except share data)

NOTE 1--BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Dynex Capital, Inc., its wholly-owned subsidiaries, and certain other entities. As used herein, the "Company" refers to Dynex Capital, Inc. (Dynex) and each of the entities that is consolidated with Dynex for financial reporting purposes. A portion of the Company's operations are operated by taxable corporations that are consolidated with Dynex for financial reporting purposes, but are not consolidated for income tax purposes. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The Consolidated Balance Sheets at June 30, 1997 and December 31, 1996, the Consolidated Statements of Operations for the three and six months ended June 30, 1997 and 1996, the Consolidated Statement of Shareholders' Equity for the six months ended June 30, 1997, the Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996 and related notes to consolidated financial statements are unaudited. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1996.

Certain amounts for 1996 have been reclassified to conform with the presentation for 1997.


NOTE 2--NET INCOME PER COMMON SHARE

Net income per common share as shown on the consolidated statements of operations for the three and six months ended June 30, 1997 and 1996 is presented on both a primary net income per common share and fully diluted net income per common share basis. Fully diluted net income per common share assumes the conversion of the convertible Preferred Stock into common stock, using the if-converted method, and dilutive Stock Appreciation Rights, using the Treasury Stock method. The average number of shares is increased by the assumed conversion of convertible items, but only if these items are dilutive. For the three and six months ended June 30, 1997 and 1996, the Company's Series A and Series B Preferred Stock and Stock Appreciation Rights were dilutive, while the Series C Preferred Stock was anti-dilutive. As a result of the two-for-one split of the Company's common stock discussed in Note 7, the Company's Preferred Stock is convertible into two shares of common stock for one share of Preferred Stock. The following table summarizes the average number of shares of common stock and equivalents used to compute primary and fully diluted net income per common share for the three and six months ended June 30, 1997 and 1996:


----------------------------------------------------------------------------
                           Three months ended          Six months ended
                                June 30,                   June 30,
                           1997         1996          1997         1996
                        -----------  ------------  -----------  ------------
    Primary             42,430,631    40,758,848   42,050,785    40,644,624

    Fully diluted       53,445,725    48,257,496   53,185,945    48,143,272
----------------------------------------------------------------------------

NOTE 3--PORTFOLIO ASSETS

The Company has classified collateral for collateralized bonds and all mortgage securities as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds and mortgage securities held at June 30, 1997 and December 31, 1996, and the related average effective interest rates (calculated excluding unrealized gains and losses) for the month ended June 30, 1997 and December 31, 1996:

NOTE 3--PORTFOLIO ASSETS

The Company has classified collateral for collateralized bonds and all mortgage securities as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds and mortgage securities held at June 30, 1997 and December 31, 1996, and the related average effective interest rates (calculated excluding unrealized gains and losses) for the month ended June 30, 1997 and December 31, 1996:

------------------------------------------------------------------------------------------------------------------------
                                                               June 30, 1997                         December 31, 1996
------------------------------------------------------------------------------------------------------------------------
                                                                 Effective                              Effective
                                                                Interest Rate                          Interest Rate
------------------------------------------------------------------------------------------------------------------------
Collateral for collateralized bonds:
   Amortized cost                        $         3,300,132        7.6%       $         2,668,633          7.9%
   Allowance for losses                              (30,011 )                             (31,732 )
------------------------------------------------------------------------------------------------------------------------
      Amortized cost, net                          3,270,121                             2,636,901
   Gross unrealized gains                             79,509                                73,696
   Gross unrealized losses                           (10,714)                               (8,303)
------------------------------------------------------------------------------------------------------------------------
     Fair Value                          $         3,338,916                   $         2,702,294
------------------------------------------------------------------------------------------------------------------------

Mortgage securities:
   Adjustable-rate mortgage securities   $           676,649        7.3%       $           780,259          6.9%
   Fixed-rate mortgage securities                    417,907        7.8%                    29,505         10.9%
   Other mortgage securities                          83,276        17.5%                   88,198         16.4%
------------------------------------------------------------------------------------------------------------------------
                                                   1,177,832                               897,962
   Allowance for losses                               (4,619)                               (4,934)
------------------------------------------------------------------------------------------------------------------------
      Amortized cost, net                          1,173,213                               893,028
   Gross unrealized gains                             26,160                                23,591
   Gross unrealized losses                           (17,949)                              (24,582)
------------------------------------------------------------------------------------------------------------------------
      Fair Value                         $         1,181,424                   $           892,037
------------------------------------------------------------------------------------------------------------------------


Mortgage securities with an aggregate principal balance of $430,523 were sold during the six months ended June 30, 1997 for an aggregate net gain of $1,488. The specific identification method is used to calculate the basis of mortgage securities sold. Gain on sale of assets also includes premiums received of $3,156 various call options written which expired unexercised during the six months ended June 30, 1997, which was offset by $125 of premiums paid on various call options purchased during the same period.


NOTE 4--ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

In January 1997, the Company adopted the Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS No. 125). FAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control of the respective assets and liabilities. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. FAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The impact of adopting FAS No. 125 did not result in a material change to the Company's financial position and results of operations.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 128, "Earnings Per Share " (FAS No. 128). FAS No. 128 supersedes APB Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock or potential common stock. FAS No. 128 will replace Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. FAS No. 128 will require dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. FAS No. 128 also will require a reconciliation of the numerator and denominator of the Basic EPS to the numerator and denominator of the Diluted EPS computation. FAS No. 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application of this statement is not permitted. The Company has determined that this statement will not result in a material change to the Company's financial position and results of operations.


NOTE 5 -- OTHER MATTERS

During the period from April 1, 1997 through June 30, 1997, the Company issued 290,000 shares of its common stock, adjusted for the two-for-one stock split, pursuant to a registration statement filed with the Securities and Exchange Commission. The net proceeds from the issuance were approximately $5,142, for the six months ended June 30, 1997. The Company also issued 349,832 shares of its common stock, adjusted for the two-for-one stock split, pursuant to its dividend reinvestment program for net proceeds of $9,690, for the six months ended June 30, 1997.


NOTE 6- CHANGE OF COMPANY NAME

Effective April 25, 1997, the Company changed its name from Resource Mortgage Capital, Inc. to Dynex Capital, Inc.


NOTE 7 -- STOCK SPLIT

At the annual meeting of shareholders, held on April 24, 1997, the shareholders approved an amendment to the Articles of Incorporation to effect a two-for-one split of the issued and outstanding shares of the Company's $0.01 par value common stock to holders of record on May 5, 1997 and also to increase the number of authorized shares of common stock to 100,000,000. As a result of the split approximately 21.2 million additional shares were issued. All references in the accompanying financial statements to the number of shares and per share amounts for 1996 and 1997 have been restated to reflect the stock split.


NOTE 8 -- SUBSEQUENT EVENT

On July 14, 1997, the Company issued $100,000 of 7.875% senior unsecured notes maturing on July 15, 2002. The notes will pay interest semi-annually in arrears on January 15 and July 15, commencing on January 15, 1998. The net proceeds were initially used to reduce short-term debt related to financing loans held for securitization during the accumulation period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

   Dynex Capital, Inc. (the "Company") is a mortgage and consumer finance company which uses its loan production operations to create investments for its portfolio. Currently, the Company's primary loan production operations include the origination of mortgage loans secured by multi-family and commercial properties and the origination of loans secured by manufactured homes. The Company will generally securitize the loans funded as collateral for collateralized bonds, limiting its credit risk and providing long-term financing for its portfolio. The Company has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes and, as such, must distribute substantially all of its taxable income to shareholders and will generally not be subject to federal income tax. The Company changed its name to Dynex Capital, Inc. from Resource Mortgage Capital, Inc.
effective April 25, 1997.

   The Company's principal source of earnings is net interest income on its investment portfolio. The Company's investment portfolio consists principally of collateral for collateralized bonds, adjustable-rate mortgage (ARM) securities and loans held for securitization. The Company funds its portfolio investments with both borrowings and cash raised from the issuance of equity. For the portion of the portfolio investments funded with borrowings, the Company generates net interest income to the extent that there is a positive spread between the yield on the interest-earning assets and the cost of borrowed funds. The cost of the Company's borrowings may be increased or decreased by interest rate swap, cap or floor agreements. For the portion of the balance sheet that is funded with equity, net interest income is primarily a function of the yield generated from the interest-earning asset.

Business Focus and Strategy

   The Company's overall level of earnings is dependent upon (i) the spread between interest earned on its investment portfolio and the cost of borrowed funds to finance those investments; and (ii) the aggregate amount of interest-earning assets that the Company has on its balance sheet. The Company strives to create a diversified portfolio of investments that in the aggregate generates stable income in a variety of interest rate and prepayment rate environments and preserves the capital base of the Company. In many instances, the Company's investment strategy involves not only the creation or acquisition of the asset, but also the structuring of the related borrowings through the securitization process to create a stable yield profile.

Investment Portfolio Strategies

   The Company adheres to the following business strategies in managing its investment portfolio:

       use of its loan origination capabilities to provide assets for its investment portfolio, generally at a lower effective cost than if investments of comparable risk profiles were purchased in the secondary market;

       securitization of its loan production to provide long-term financing for its investment portfolio and to reduce the Company's liquidity, interest rate and credit risk;

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

                               RESULTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------------------

                                                                      Three Months Ended               Six Months Ended
                                                                            June 30,                        June 30,
                                                                 --------------------------------------------------------------
(amounts in thousands except per share information)                   1997            1996             1997          1996
                                                                 --------------------------------------------------------------

Net interest margin                                               $    21,378     $   18,292     $     42,008     $      36,111
Gain on sale of single-family operations                                    -         18,899                -            18,899
Gain (loss) on sale of assets, net of associated costs                  2,201         (6,397 )          4,688            (6,196)
General and administrative expenses                                    (5,769 )       (5,304 )        (10,988 )         (11,255)
Net income                                                             18,384         25,897           36,694            38,582
Primary net income per common share (1)                                  0.35           0.58             0.70              0.84
Fully diluted net income per common share (1)                            0.34           0.54             0.69              0.80

Principal balance of fundings through production operations           832,795        337,231        1,007,941         1,104,861

    Dividends declared per share:
       Common (1)                                                 $     0.335     $     0.275    $      0.660     $       0.530
       Series A Preferred                                               0.670           0.585           1.320             1.170
       Series B Preferred                                               0.670           0.585           1.320             1.170
       Series C Preferred                                               0.730               -           1.460                -
  -----------------------------------------------------------------------------------------------------------------------------

(1) Adjusted for two-for-one common stock split effective May 5, 1997.

Three and Six Months Ended June 30, 1997 Compared to Three and Six Months Ended June 30, 1996. The decrease in the Company's earnings during the three and six months ended June 30, 1997 as compared to the same period in 1996 is primarily the result of the one-time gain on sale of single-family operations recognized during the three months ended June 30, 1996. This was partially offset by the increase in net interest margin as well as by the gain on sale of certain investments during 1997.

   Net interest margin for the six months ended June 30, 1997 increased to $42.0 million, or 16%, over the $36.1 million for the same period for 1996. This increase was principally the result of an increase in the net interest spread on investments as a result of the Company's investment in higher yielding other mortgage securities. The Company also had on average, more invested equity in its investments during the six months ended June 30, 1997, compared to the same period in 1996.

   The gain on the sale of single-family operations was a one-time gain related to the sale of the Company's single-family correspondent, wholesale and servicing business on May 13, 1996. The gain (loss) on sale of assets increased to a net $4.7 million gain for the six months ended June 30, 1997, as compared to a $6.2 million loss for the six months ended June 30, 1996. The increase in the net gain is a primarily a result of premiums received of $3.2 million on call options which expired unexercised during the first half of 1997 and the sale of certain investments which generated a net gain of $1.5 million. This was offset by premiums paid of $0.1 million on call options purchased. During the six months ended June 30, 1996, the Company sold certain underperforming securities in its investment portfolio which resulted in a $4.7 million loss. In addition, the carrying value of certain other mortgage securities was reduced during June 1996 as anticipated future prepayment rates were expected to result in the Company receiving less cash than its current basis in those investments.

   General and administrative expenses decreased $0.3 million, or 2%, to $11.0 million for the six months ended June 30, 1997 as compared to the same period for 1996. The decrease is a result of the sale of single-family operations substantially offset by the growth in the current production operations. General and administrative expenses increased $0.5 million, or 9%, for the three months ended June 30, 1997 versus the same period for 1996 due to the costs associated with the Company's current production operations. General and administrative expenses should increase on a quarterly basis during 1997 as the Company continues to build its production infrastructure.

   The following table summarizes the average balances of the Company's interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                  Average Balances and Effective Interest Rates

---------------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended June 30,                     Six Months Ended June 30,
                                -----------------------------------------------  ------------------------------------------
(amounts in thousands)                  1997                    1996                    1997                  1996
                                ---------------------- ------------------------  --------------------  --------------------
                                 Average    Effective    Average    Effective      Average  Effective    Average  Effective
                                  Balance     Rate       Balance      Rate         Balance    Rate       Balance    Rate
                                ---------------------- ------------------------  --------------------  --------------------

   Interest-earning assets : (1)
    Collateral for              $ 2,372,929   7.66 %    $ 1,594,875    8.06 %    $ 2,436,554 7.71 %    $ 1,337,237 8.32 %
 collateralized bonds (2) (3)
    Adjustable-rate mortgage       763,092    7.31        1,921,917    6.72         768,576  7.34        1,954,743 6.77
     securities
    Fixed-rate mortgage            376,584    7.50          41,986    12.37         201,908  7.62         40,921   11.06
     securities
    Other mortgage securities      121,944   17.33          74,161     9.84         116,759  17.28        68,290   10.20
    Other portfolio assets         118,616    9.74          49,497     8.07         108,813  9.65         37,588    8.87
    Loans held for                 573,273    7.75         482,412     8.13         441,848  8.00        516,809    8.22
 securitization
                                  ---------- -------      ----------  -------      --------  -----      --------  -----
      Total interest-earning   $ 4,326,438   7.93 %    $ 4,164,848    7.52 %    $ 4,074,458 7.99 %    $ 3,955,588 7.61 %
       assets
                                ============ ========= =============  =========  ==================== ============ ========

 Interest-bearing liabilities:
      Collateralized bonds (3)  $2,258,768    6.60 %   $ 1,513,078     6.71 %   $ 2,320,876  6.51 %    $ 1,270,825 6.65
      Repurchase agreements:
          Adjustable-rate          709,327    5.84       1,821,868     5.43         713,996  6.00        1,869,691 5.54
           mortgage securities
          Fixed-rate mortgage      369,838    5.38          36,306     5.69         198,155  5.40         30,917   5.72
 securities
          Other mortgage             9,661    6.06           8,970     5.71          10,045  5.94          8,176   5.72
           securities
          Loans held for           238,729    6.32         278,609     6.54         135,145  6.28        320,420   6.29
           securitization
     Notes payable:
          Other portfolio assets    41,664    7.64             354     7.90          27,720  7.71            451   6.66
          Loans held for           203,740    5.93          76,591     5.82         180,240  5.57         80,332   5.99
 securitization
                                ----------   ------     ----------   ------      ---------- ------     ---------- ------
            Total               $3,831,727    6.30 %    $ 3,735,776    6.04 %    $ 3,586,177 6.30 %    $ 3,580,812 6.01 %
 interest-bearing liabilities
                                ============  ========  =============  ========   ========== =====      =========== ====
 Net interest spread on all                   1.63 %                   1.48 %                1.69 %                1.60 %
 investments
                                             =======                  =========              ======               =======
 Net yield on average                         2.35 %                   2.11 %                2.45 %                2.16 %
 interest-earning assets                    ========                  =========             ========              ========


 --------------------------------------------------------------------------------------------------------------------------

(1)Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2)Average balances exclude funds held by trustees of $2,943 and $3,262 for the three months ended June 30, 1997 and June 30, 1996, respectively, and $2,614 and $3,215 for the six months ended June 30, 1997 and June 30, 1996, respectively.
(3)Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses.

   The increase in net interest spread for the three and six months ended June 30, 1997 relative to the same period in 1996 is primarily the result of the increased investment in other mortgage securities, primarily residual trusts which own collateral financed by repurchase agreements, as well as a result of the increased spread on other mortgage securities and ARM securities, offset by a decrease in the net spread on net investment in collateralized bonds (defined as collateral for collateralized bonds less collateralized bonds) and fixed-rate mortgage securities. The Company's overall yield on interest-earning assets increased to 7.99% for the six months ended June 30, 1997 from 7.61% for the same period in 1996. The weighted average borrowing costs also increased to 6.30% for the six months ended June 30, 1997 from 6.01% for the six months ended June 30, 1996. This increase in borrowing costs was due to primarily the 0.25% increase in short term interest rates during March 1997. The yield on interest-earnings assets rose 0.41% to 7.93% during the three months ended June 30, 1997 compared to 7.52% for the three months ended June 30, 1996. The weighted average borrowing costs also rose to 6.30% for the three months ended June 30, 1997 from 6.04% for the same period in 1996.

   Individually, the net interest spread on collateralized bonds decreased 47 basis points, from 167 basis points for the six months ended June 30, 1996, to 120 basis points for the six months ended June 30, 1997. This decline was primarily due to the securitization of lower coupon collateral, principally A+ quality single-family mortgage loans. In addition, the spread on the net investment in collateralized bonds decreased due to higher premium amortization caused by higher prepayments during the six months ended June 30, 1997 than during the same period in 1996. The net interest spread on ARM securities increased slightly by 11 basis points, from 123 basis points for the six months ended June 30, 1996, to 134 basis points during the same period in 1997. The net interest spread on fixed-rate mortgage securities decreased to 222 basis points for the six months ended June 30, 1997, from 534 basis points for the same period in 1996. This decrease is attributable to the purchase of $786 million in lower yielding fixed-rate securities during the six months ended June 30, 1997. The net interest spread on other mortgage securities increased to 1134 basis points for the six months ended June 30, 1997 from 448 basis points for the six months ended June 30, 1996. This increase is due to the purchase of $38 million of residual trusts during the first quarter 1997, and the purchase of $44 million of residual trusts during fourth quarter 1996. The net interest spread on other portfolio assets decreased 27 basis points, from 221 basis points from the six months ended June 30, 1996, to 194 basis points for the six months ended June 30, 1997, due to higher borrowing costs associated with the Company's single-family model home purchase leasing business.

                                PORTFOLIO RESULTS

   The core of the Company's earnings is derived from the Company's investment portfolio. The Company's investment strategy is to create a diversified portfolio of securities that in the aggregate generates stable income in a variety of interest rate and prepayment rate environments and preserves the capital base of the Company. The Company has pursued its strategy of concentrating on its production activities to create investments with attractive yields. In many instances, the Company's investment strategy has involved not only the creation or acquisition of the asset, but also structuring the related borrowings through the securitization process to create a stable yield profile.

   Approximately $3.9 billion of the Company's investment portfolio as of June 30, 1997 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Generally, during a period of rising interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from
(i) the lag in resets of the ARM loans underlying the ARM securities and collateral for collateralized bonds relative to the rate resets on the associated borrowings and (ii) rate resets on the ARM loans which are generally limited to 1% every six months, while the associated borrowings have no such limitation. As interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the cost or proceeds of interest rate swap, cap or floor agreements.

Interest Income and Interest-Earning Assets

   The Company's average interest-earning assets were $4.1 billion for the six months ended June 30, 1997, an increase of approximately 3% from $4.0 billion of average interest-earning assets during the same period of 1996. Total interest income rose approximately 8%, from $150.5 million for the six months ended June 30, 1996 to $162.8 million for the same period of 1997. Overall, the yield on interest-earning assets rose to 7.99% for the six months ended June 30, 1997 from 7.61% for the six months ended June 30, 1996, as the investment in higher yielding assets grew. On a quarter to quarter basis, average interest-earning assets for the quarter ended March 31, 1997 were $3.8 billion versus $4.3 billion for the quarter ended June 30, 1997. This increase in average interest-earnings assets was the result of the purchase of $786 million of fixed-rate mortgage securities and the bulk purchase of approximately $703 million in single-family mortgage loans during the quarter ended June 30, 1997. Total interest income for the quarter ended March 31, 1997 was $77.1 million versus $85.7 million for the quarter ended June 30, 1997. The increase was due to the growth in average interest-earning assets. As indicated in the table below, average yields for these periods were 8.06% and 7.93%, respectively, which were 2.37% and 1.96% higher than the average daily London InterBank Offered Rate (LIBOR) for six-month deposits (six-month LIBOR) during those periods. The decrease in the average asset yield from the first quarter is due to the purchase of lower coupon collateral, principally A+ quality single-family mortgage loans, and the purchase of lower yielding mortgage securities during the second quarter of 1997. The majority of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR. The Company expects that the yield on the ARM loans underlying certain collateral for collateralized bonds will trend upward during the third quarter since the majority of the ARM loans securitized during June 1997, which were not fully-indexed, will reset during the next six months. Additionally, as a result of the six months LIBOR daily average increase during the first quarter of 1997, the Company expects that the yield on the ARM loans underlying the ARM securities and certain other collateral for collateralized bonds will trend upward during the third quarter since the majority of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds reset generally every six months and on a one to two month lag.

                              Earning Asset Yield
                                 ($ in millions)

--------------------- --------------- - -------------- -- ------------- --- ---------------- ----------------
                         Average                                                Daily             Asset
                        Interest-                             Average        Average Six      Yield versus
                         Earning          Interest            Asset             Month           Six Month
                         Assets            Income             Yield             LIBOR            LIBOR
--------------------- --------------- - -------------- -- ------------- --- ---------------- ----------------
1995, Quarter 3       $    3,450.4    $      66.8            7.74%               5.89%            1.85%
1995, Quarter 4            3,360.8           64.5            7.67%               5.75%            1.92%
1996, Quarter 1            3,746.3           72.1            7.70%               5.34%            2.36%
1996, Quarter 2            4,164.8           78.3            7.52%               5.64%            1.88%
1996, Quarter 3            4,106.5           78.4            7.64%               5.80%            1.84%
1996, Quarter 4            4,308.6           83.2            7.72%               5.60%            2.12%
1997, Quarter 1            3,822.5           77.1            8.06%               5.69%            2.37%
1997, Quarter 2            4,326.4           85.7            7.93%               5.97%            1.96%
--------------------- --- ----------- -- ------------- -- ------------- --- ---------------- ----------------

      The net yield on average interest-earning assets decreased to 2.35% for the three months ended June 30, 1997, compared to 2.56% for the three months ended March 31, 1997, but increased from 2.11% for the three months ended June 30, 1996. The decrease from the three months ended March 31, 1997 is principally due to the increase in short term interest rates during March 1997 on the associated borrowings on the interest-earning assets. The increase from the three months ended June 30, 1996 is due to the increased investment in higher yielding assets. The net yield percentages presented below exclude non-interest collateralized bonds expenses such as provision for credit losses, and interest on senior notes payable. If these expenses were included, the net yield on average interest-earning assets would be 1.98% for the three months ended June 30, 1997.

                  Net Yield on Average Interest-Earning Assets
                                 ($ in millions)

-----------------------------------------------------------
                                             Net Yield on
                       Average Interest-   Average Interest-
                     Earning Assets        Earning Assets
-----------------------------------------------------------
1995, Quarter 3     $    3,450.4               1.74%
1995, Quarter 4          3,360.8               2.00%
1996, Quarter 1          3,746.3               2.23%
1996, Quarter 2          4,164.8               2.11%
1996, Quarter 3          4,106.5               2.21%
1996, Quarter 4          4,308.6               2.25%
1997, Quarter 1          3,822.5               2.56%
1997, Quarter 2          4,326.4               2.35%
-----------------------------------------------------------

   The average asset yield is reduced for the amortization of premium on the Company's investment portfolio. By creating its investments through its production operations, the Company believes that premium amounts are less than if the investments were acquired in the market. As indicated in the table below, premiums on the Company's ARM securities, fixed-rate securities and collateral for collateralized bonds at June 30, 1997 were $62.7 million, or approximately 1.46% of the aggregate investment portfolio balance. The mortgage principal repayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 30% for the three months ended June 30, 1997. CPR stands for "constant prepayment rate" and is a measure of the annual prepayment rate on a pool of loans.

                        Premium Basis and Amortization (1)
                                 ($ in millions)

---------------------------------------------------------------------------------------------------------------------

                                                                                                    Amortization
                                                                                       Ending       Expense as a
                                                                    CPR              Investment          %of
                        Net Premium         Amortization        Annualized           Principal         Average
                        (Discount)            Expense              Rate               Balance           Assets
---------------------------------------------------------------------------------------------------------------------
1995, Quarter 3       $      35.3        $       2.5                (2)         $     2,705.0            0.30%
1995, Quarter 4              39.3                2.8                (2)               2,772.9            0.33%
1996, Quarter 1              49.3                3.2                30%               3,214.4            0.34%
1996, Quarter 2              56.0                4.0                28%               3,557.7            0.38%
1996, Quarter 3              60.8                2.8                19%               3,808.3            0.28%
1996, Quarter 4              54.1                3.7                24%               3,379.0            0.34%
1997, Quarter 1              50.2                3.8                29%               3,176.9            0.40%
1997, Quarter 2              62.7                4.0                30%               4,284.5            0.37%
---------------------------------------------------------------------------------------------------------------------

(1)   Includes only collateral for collateralized bonds, ARM securities and fixed-rate securities.
(2)   CPR rates were not available for those periods.

Interest Expense and Cost of Funds

   The Company's largest expense is the interest cost on borrowed funds. Funds to finance the investment portfolio are generally borrowed in the form of collateralized bonds or repurchase agreements, both of which are primarily indexed to one-month LIBOR. The Company may use interest rate swaps, caps and financial futures to manage its interest rate risk. The net cost of these instruments is included in the cost of funds table below as a component of interest expense for the period to which it relates. For the three-month period ended June 30, 1997 as compared to the same period in 1996, interest expense increased to $60.3 million from $56.4 million while the average cost of funds also increased to 6.30% compared to 6.04%. The increased average cost of funds for the second quarter of 1997 compared to the second quarter of 1996 was due primarily to increased cost of funds for ARM securities. On a quarter to quarter basis, the cost of funds, which was 6.30% for the three months ended March 31, 1997, remained at 6.30% for the three months ended June 30, 1997. The increased cost of funds on collateralized bonds and repurchase agreements due to the 0.25% increase in short term interest rates during March 1997 was offset by the lower borrowing rate on $786 million of fixed-rate mortgage securities purchased during the second quarter of 1997.

                                  Cost of Funds
                                 ($ in millions)

------------------------------------------------------------------------------------------------
                                                                                    Average
                             Average Borrowed        Interest           Cost        One-month
                                  Funds             Expense (1)       of Funds         LIBOR
------------------------------------------------------------------------------------------------
1995, Quarter 3           $     3,159.7       $       51.0             6.46%            5.88%
1995, Quarter 4                 3,025.3               47.6             6.30%            5.86%
1996, Quarter 1                 3,425.8               51.3             5.99%            5.43%
1996, Quarter 2                 3,735.8               56.4             6.04%            5.45%
1996, Quarter 3                 3,667.9               55.7             6.07%            5.46%
1996, Quarter 4                 3,825.1               59.0             6.16%            5.46%
1997, Quarter 1                 3,340.6               52.6             6.30%            5.46%
1997, Quarter 2                 3,831.7               60.3             6.30%            5.69%
------------------------------------------------------------------------------------------------

(1) Excludes non-interest collateralized bond-related expenses and interest on non-portfolio related notes payable.

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

   The following table includes all interest rate agreements in effect as of the various quarter ends for asset/liability management of the investment portfolio. This table excludes all interest rate agreements in effect for the Company's loan production operations. Generally, interest rate swaps and caps are used to manage the interest rate risk associated with assets that have periodic and annual interest rate reset limitations financed with borrowings that have no such limitations. Financial futures contracts and options on futures are used to lengthen the terms of repurchase agreement financing, generally from one month to three and six months. Amounts presented are aggregate notional amounts. To the extent any of these agreements are terminated, gains and losses are generally amortized over the remaining period of the original agreement.

         Instruments Used for Interest Rate Risk Management Purposes (1)
                                 ($ in millions)

---------------------------------------------------------------------------------------------------
                                    Interest         Interest        Financial         Options
Notional Amounts                    Rate Caps       Rate Swaps        Futures        on Futures
---------------------------------------------------------------------------------------------------
1995, Quarter 3                 $     1,475      $       220       $     1,000    $       500
1995, Quarter 4                       1,575             1,227            1,000           2,130
1996, Quarter 1                       1,575             1,631            1,000           1,250
1996, Quarter 2                       1,575             1,559             400             880
1996, Quarter 3                       1,499             1,480            1,550             -
1996, Quarter 4                       1,499             1,453              -               -
1997, Quarter 1                       1,499             1,427              -               -
1997, Quarter 2                       1,499             1,442              -               -
---------------------------------------------------------------------------------------------------

(1) Excludes all interest rate agreements in effect for the Company's loan production operations.

Net Interest Rate Agreement Expense

     The net interest rate agreement expense, or hedging expense, equals the cost of the agreements, net of any benefits received from these agreements. For the quarter ended June 30, 1997, net hedging expense amounted to $1.23 million versus $2.65 million and $1.02 million for the quarters ended March 31, 1997 and June 30, 1996, respectively. The decrease in hedging expense for the quarter ended June 30, 1997 compared to March 31, 1997, relates primarily to the benefit received on financial futures used to lengthen repurchase agreement maturities during the quarter. Such amounts exclude the hedging costs and benefits associated with the Company's production activities as these amounts are deferred as additional premium or discount on the loans funded and amortized over the life of the loans as an adjustment to their yield.

                       Net Interest Rate Agreement Expense
                                 ($ in millions)

---------------------------------------------------------------------------------------------------
                                                                               Net Expense as
                                                      Net Expense              Percentage of
                            Net Interest             as Percentage                Average
                           Rate Agreement             of Average                 Borrowings
                             Expense              Assets (annualized)          (annualized)
---------------------------------------------------------------------------------------------------
1995, Quarter 3           $   0.86                      0.100%                     0.109%
1995, Quarter 4               0.16                      0.018%                     0.020%
1996, Quarter 1               1.63                      0.174%                     0.191%
1996, Quarter 2               1.02                      0.100%                     0.110%
1996, Quarter 3               1.29                      0.126%                     0.141%
1996, Quarter 4               2.67                      0.248%                     0.280%
1997, Quarter 1               2.65                      0.277%                     0.317%
1997, Quarter 2               1.23                      0.114%                     0.128%
---------------------------------------------------------------------------------------------------

Fair Value

   The fair value of the available-for-sale portion of the Company's investment portfolio as of June 30, 1997, as measured by the net unrealized gain on investments available-for-sale, was $77.0 million above its cost basis, which represents a $35.8 million improvement from June 30, 1996. At June 30, 1996, the fair value of the available-for-sale portion of the Company's investment portfolio was above its amortized cost by $41.2 million. This increase in the portfolio's value is primarily attributable to the increase in the value of the collateral for collateralized bonds relative to the collateralized bonds issued during the last twelve months, as well as an increase in value of the Company's ARM securities. The fair value of the available-for-sale portion of the Company's investment portfolio at March 31, 1997, was $58.5 million above the amortized cost of its investment portfolio. The increase from March 1997 to June 1997 was primarily the result of the increase in the value of the collateral for collateralized bonds relative to collateralized bonds issued during the second quarter.

Credit Exposures

   The Company securitizes its loan production in collateralized bonds or pass-through securitization structures. With either structure, the Company may use overcollateralization, subordination, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing as a form of credit enhancement. With all forms of credit enhancement, the Company may retain a limited portion of the direct credit risk after securitization.

    The following table summarizes the aggregate principal amount of collateral for collateralized bonds and pass-through securities outstanding; the maximum direct credit exposure retained by the Company (represented by the amount of overcollateralization pledged and subordinated securities rated below BBB or not rated owned by the Company), net of the credit reserves maintained by the Company for such exposure; and the actual credit losses incurred for the quarter. The table excludes reserves and losses due to fraud and special hazard exposure.

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)

-----------------------------------------------------------------------------------------------
                                                                           Maximum Credit
                                         Maximum Credit                     Exposure, Net
                      Outstanding        Exposure, Net       Actual            of Credit
                      Collateral           of Credit         Credit          Reserves to
                        Balance           Reserves            Loss          Average Assets
 -----------------------------------------------------------------------------------------------
1995, Quarter 3      $     2,462    $        34.9        $      -               1.01%
1995, Quarter 4            2,504             47.4               -               1.41%
1996, Quarter 1            2,888             59.9               -               1.60%
1996, Quarter 2            3,131             27.7              1.1              0.67%
1996, Quarter 3            3,919             29.5              2.0              0.72%
1996, Quarter 4            3,848             30.0              2.1              0.70%
1997, Quarter 1            3,583             29.6              2.6              0.78%
1997, Quarter 2            4,306             50.3              4.9              1.16%
-----------------------------------------------------------------------------------------------


   The percentage of maximum credit exposure net of credit reserves to average assets was 1.16% as of June 30, 1997, compared to 0.78% and 0.67% at March 31, 1997 and June 30, 1996, respectively. The increase in the second quarter of 1997 compared to prior quarters is the result of the securitization of approximately $1 billion of collateral during June 1997.

The following table summarizes single-family mortgage loan and manufactured housing loan delinquencies as a percentage of the outstanding collateral balance for those securities mentioned above in which the Company has retained a portion of the direct credit risk. Multi-family loan collateral is not included as there were no delinquencies as of June 30, 1997. As of June 30, 1997, the Company believes that its credit reserves are sufficient to cover any losses which may occur as a result of current delinquencies presented in the table below.

                             Delinquency Statistics

-----------------------------------------------------------------------------------------------------
                                                       90 days and over delinquent
                          60 to 90 days delinquent     (includes REO and foreclosures)    Total
-----------------------------------------------------------------------------------------------------
1995, Quarter 3                 0.78%                           1.77%                     2.55%
1995, Quarter 4                 2.50%                           3.23%                     5.73%
1996, Quarter 1                 0.90%                           2.95%                     3.85%
1996, Quarter 2                 1.91%                           3.47%                     5.38%
1996, Quarter 3                 0.73%                           3.01%                     3.74%
1996, Quarter 4                 0.88%                           3.40%                     4.28%
1997, Quarter 1                 0.95%                           4.16%                     5.11%
1997, Quarter 2                 0.59%                           3.25%                     3.84%
-----------------------------------------------------------------------------------------------------


   The following table summarizes the credit rating for investments held in the Company's portfolio assets. This table excludes the Company's other mortgage securities (as the risk on such securities is primarily prepayment-related, not credit-related) and other portfolio assets. The carrying balances of the investments rated below A are net of credit reserves and discounts. The average credit rating of the Company's mortgage investments at the end of the second quarter of 1997 was AAA. At June 30, 1997, securities with a credit rating of AA or better were $3.9 billion, or 96.0% of the Company's total mortgage investments compared to 99.1% and 97.7% at March 31, 1997 and June 30, 1996, respectively. At the end of the second quarter 1997, $380.5 million of all investments were split rated between rating agencies. Where investments were split-rated, for purposes of this table, the Company classified such investments based on the higher credit rating.

                      Portfolio Assets by Credit Rating (1)
                                 ($ in millions)

-------------------- -- ---------- --- ---------- -- ---------- --- ---------- ----------- ----------- -------- ------------
                           AAA            AA           A           Below A     AAA           AA        A        Below A
                         Carrying       Carrying      Carrying      Carrying  Percent of   Percent   Percent     Percent of
                           Value          Value          Value       Value      Total      of Total  of Total      Total
-------------------- -- ---------- --- ---------- -- ---------- --- ---------- ----------- ----------- -------- ------------
1996, Quarter 1      $   2,487.3    $    943.1    $    64.2      $    60.6       70.0%       26.5%      1.8%       1.7%
1996, Quarter 2          2,935.2         914.0         63.6           28.7       74.5%       23.2%      1.6%       0.7%
1996, Quarter 3          3,333.3         766.4         17.1           31.1       80.3%       18.5%      0.4%       0.8%
1996, Quarter 4          2,708.4         752.8           -            29.9       77.5%       21.6%        -        0.9%
1997, Quarter 1          2,504.1         739.4           -            29.4       76.5%       22.6%        -        0.9%
1997, Quarter 2          3,341.6         517.8         103.2          57.2       83.1%       12.9%      2.6%       1.4%
-------------------- -- ---------- --- ---------- -- ---------- --- ---------- ----------- ----------- -------- ------------

(1)  Excludes other mortgage securities and other portfolio assets.

Purchase, Securitization and Sale of Portfolio Assets

   During the six months ended June 30, 1997, the Company sold various portfolio investments due to favorable market conditions. The aggregate principal amount of investments sold during the six months ended June 30, 1997 was $430.5 million, consisting primarily of other mortgage securities, which resulted in gains of $1.5 million. Also during the six months ended June 30, 1997, the Company exercised its call right or otherwise purchased $47.7 million of ARM securities, $790.4 million of fixed-rate mortgage securities and $43.8 million of other mortgage securities. During June, 1997, the Company securitized $1,023.5 million in single-family loans, ARM securities and manufactured housing loans through the issuance of collateralized bonds.


                           LOAN PRODUCTION ACTIVITIES

   The Company's primary production activities include low-income housing tax credit multi-family and manufactured housing lending. During the first quarter of 1997, the Company broadened its multi-family lending capabilities to include other types of commercial real estate. The expanded commercial lending efforts may include apartment properties which have not received low-income housing tax credits, assisted living and retirement housing, limited and full service hotels, urban and suburban office buildings, retail shopping strips and centers, light industrial buildings and manufactured housing parks. The Company has also expanded its manufactured housing lending during the first quarter of 1997 to include inventory financing to manufactured housing dealers. In addition to these primary sources of production, the Company also provides leases and loans to builders for single-family homes that serve as model homes for those builders. Along with these production sources, the Company may also purchase single-family loans on a "bulk" basis from time to time and may originate such loans on a retail basis.

   The primary purpose of the Company's production operations is to enhance the return on shareholders' equity (ROE) by earning a favorable net interest spread while loans are being accumulated for securitization and creating investments for its portfolio through the securitization process at a lower cost than if such investments were purchased from third parties. The creation of such investments generally involves the issuance of collateralized bonds or pass-through securities collateralized by the loans generated from the Company's production activities, and the retention of one or more classes of the securities or collateralized bonds relating to such issuance. The issuance of collateralized bonds and pass-through securities generally limits the Company's credit and interest rate risk in contrast to retaining loans in its portfolio in whole-loan form.

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

   The following table summarizes the production activity for the three and six month periods ended June 30, 1997 and 1996.

                            Loan Production Activity
                                ($ in thousands)

--------------------------------------------------------------------------
                             Three Months Ended         Six Months Ended
                                  June 30,                  June 30,
                            ----------------------    ----------------------
                               1997        1996        1997        1996
                            ----------  ----------  ----------  ----------
Multi-family                  $ 24,618    $ 72,553   $  32,681   $  83,674
Commercial                      13,726           -      18,339           -
Manufactured housing            68,999       2,741      98,239       2,741
Single-family                  702,850     260,125     800,994   1,016,556
Specialty finance               22,602       1,812      57,688       1,890
                            ==========  ==========  ==========  ==========
   Total principal amount
   of fundings through       $832,795     $337,231  $1,007,941  $1,104,861
   production operations   ==========   ==========  ==========  ==========

Principal amount             $894,871     $557,253   $ 894,871  $1,152,640
securitized or sold        ==========   ==========  ==========  ==========
 --------------------------------------------------------------------------

   The Company began funding manufactured housing loans during the second quarter of 1996. Since commencement, the Company has opened five regional offices in North Carolina, Georgia, Texas, Michigan and Washington. As of June 30, 1997, the Company had $24.4 million in principal balance of manufactured housing loans in inventory, and had commitments outstanding of approximately $34.8 million. The majority of all manufactured housing funding volume to date has been obtained through relationships with manufactured housing dealers and, to a lesser extent, through direct marketing to consumers and correspondent relationships. In the future, the Company plans to expand its sources of origination to nearly all sources for manufactured housing loans by establishing relationships with park owners, developers of manufactured housing communities, manufacturers of manufactured homes, brokers and other correspondents. Once certain volume levels are achieved at a particular region, district offices may be opened in an effort to further market penetration. The first district office is expected to be opened in the latter part of 1997.

   As of June 30, 1997, the Company had $240.0 million in principal balance of multi-family loans held for securitization. The Company funded $24.6 million in multi-family loans during the three months ended June 30, 1997 compared to $8.1 million for the three months ended March 31, 1997 and $72.6 million for the three months ended June 30, 1996. The lower funding volume for the first quarter of 1997 compared to the second quarter of 1997 was due to delays by the prospective borrowers caused by longer than expected construction and lease-up periods. Principally all fundings under the Company's multi-family lending programs consist of properties that have been allocated low income housing tax credits. As of June 30, 1997 commitments to fund multi-family loans over the next 20 months were approximately $508.1 million. The Company expects that it will have funded volume sufficient enough to securitize a portion of its multi-family loans in the second half of 1997 through the issuance of collateralized bonds. The Company may retain a portion of the credit risk after securitization and intends to continue servicing the loans.

   As previously mentioned, during the first quarter of 1997 the Company expanded its production operations to include commercial loans. The Company funded $13.7 million of commercial loans during the second quarter, consisting primarily of light industrial space and distribution centers. The Company plans to securitize these commercial loans with the Company's multi-family production.

   Included in the second quarter of 1997 specialty finance fundings are $20.5 million of model homes purchased from home builders which were simultaneously leased back to the builders. The terms of these leases are generally twelve to eighteen months at lease rates of typically one-month LIBOR plus a spread. At the end of each lease, the Company will sell the home. As of June 30, 1997, the Company had leases on $85.3 million of model homes, and had otherwise provided financing to home builders for model homes for an additional $10.7 million.

   Additionally, during the second quarter of 1997, the Company purchased $702.8 million of single-family mortgage loans through various bulk purchases of which substantially all were securitized at the end of June 1997. This is compared to $108.6 million purchased during the second quarter of 1996. The Company will continue to purchase single-family loans on a bulk basis to the extent, upon securitization, such purchases would generate a favorable return on a proforma basis.


                                   OTHER ITEMS

General and Administrative Expenses

   General and administrative expenses (G&A expense) consist of expenses incurred in conducting the Company's production activities and managing the investment portfolio, as well as various other corporate expenses. G&A expense increased for the three-month period ended June 30, 1997 as compared to the same period in 1996, primarily as a result of continued costs in connection with the build-up of the production infrastructure for the manufacturing housing, commercial lending, and specialty finance. G&A expense for the three months ended June 30, 1996 include partial expenses for the single-family mortgage operations which was sold May 13, 1996. G&A related to the production operations is likely to increase over time as the Company expands its production activities with current and new product types.

   The following table summarizes the Company's efficiency, the ratio of G&A expense to average interest- earning assets, and the ratio of G&A expense to average total equity.

                            Operating Expense Ratios

 ---------------------------------------------------------------------
                                G&A Expense/Average         G&A
                      G&A       Interest-Earningge    Expense/Average
                  Efficiency         Assets            Total Equity(2)
                   Ratio (1)      (Annualized)          (Annualized)
---------------------------------------------------------------------
1995, Quarter 3      6.68%             0.51%              5.71%
1995, Quarter 4      7.51%             0.59%              5.50%
1996, Quarter 1      8.25%             0.64%              6.53%
1996, Quarter 2      6.77%             0.51%              5.60%
1996, Quarter 3      5.67%             0.43%              4.60%
1996, Quarter 4      6.09%             0.47%              4.57%
1997, Quarter 1      6.77%             0.55%              4.65%
1997, Quarter 2      6.73%             0.53%              5.05%
---------------------------------------------------------------------

(1) G&A expense as a percentage of interest income.
(2) Average total equity excludes net unrealized gain (loss) on investments available-for-sale.

Net Income and Return on Equity

   Net income decreased from $25.9 million for the three months ended June 30, 1996 to $18.4 million for the three months ended June 30, 1997. Return on common equity (excluding the impact of the net unrealized gain on investments available-for-sale) also decreased from 32.5% for the three months ended June 30, 1996 to 18.3% for the three months ended June 30, 1997. The decrease in both the net income and the return on common equity is due to the sale of the single-family operations on May 13, 1996, which generated a one-time net gain of $18.9 million for the second quarter 1996. This decrease was offset partially by the higher level of net interest margin and gain on sale of assets.

                         Components of Return on Equity
                                ($ in thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                  Gains and       G&A         Preferred
                  Net Interest     Provision        Other       Expense/       Dividend/       Return on
                     Margin/      for Losses       Income       Average        Average           Average     Net Income
                     Average    /Average Common   /Average       Common        Common           Common      Available to
                  Common Equity     Equity      Common Equi     Equity          Equity           Equity        Common
                  (annualized)   (annualized)   (annualized   (annualized)   (annualized)     (annualized)  Shareholders
--------------------------------------------------------------------------------------------------------------------------
1995, Quarter 3       19.2%          1.7%           3.8%           6.5%           1.3%           13.5%     $     9,220
1995, Quarter 4       22.0%          1.8%           4.7%           7.2%           2.7%           15.0%          10,307
1996, Quarter 1       26.3%          0.6%           1.2%           8.6%           3.2%           15.1%          10,492
1996, Quarter 2       25.6%          0.5%           17.7%          7.3%           3.0%           32.5%          23,704
1996, Quarter 3       26.5%          1.2%           2.7%           5.9%           2.9%           19.2%          14,363
1996, Quarter 4       28.3%          1.9%           4.2%           6.7%           4.6%           19.3%          14,480
1997, Quarter 1       27.9%          1.3%           3.7%           6.7%           4.8%           18.8%          14,623
1997, Quarter 2       28.3%          1.8%           3.5%           7.1%           4.6%           18.3%          14,668
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

                                Dividend Summary
                   ($ in thousands, except per share amounts)

------------------------------------------------------------------------------------------------
                       Estimated
                         Taxable Net      Estimated     Dividend                  Estimated
                          Income         Taxable Net    Declared                  Cumulative
                        Available to     Income Per       Per        Dividend    Undistributed
                           Common          Common        Common       Pay-out        Taxable
                       Shareholders      Share  (1)      Share (1)     Ratio      Income (Loss)
------------------------------------------------------------------------------------------------
1995, Quarter 3      $      11,223      $    0.279     $   0.220        79%    $     1,410
1995, Quarter 4             13,176           0.325         0.240        74%          4,882
1996, Quarter 1             12,719           0.314         0.255        81%          7,249
1996, Quarter 2             13,359           0.328         0.275        84%          9,376
1996, Quarter 3             13,973           0.341         0.293        86%         11,194
1996, Quarter 4             8,831            0.214         0.310       145%          5,672
1997, Quarter 1             23,849           0.572         0.325        57%         15,854
1997, Quarter 2             12,016           0.283         0.335       118%         13,524
------------------------------------------------------------------------------------------------

(1)   Adjusted for two-for-one common stock split.



   Taxable income differs from the financial statement net income which is determined in accordance with generally accepted accounting principles (GAAP). For the three months ended June 30, 1997, the Company's taxable income per share of $0.283 was lower than the Company's declared dividend per share of $0.335. For the six months ended June 30, 1997, the Company's taxable net income per share of $0.855 was higher than the declared dividend per share of $0.66. The majority of the difference was caused by GAAP and tax differences related to the sale of the single-family operations. For tax purposes, the sale of the single-family operations is accounted for on an installment sale basis with annual taxable income of approximately $10 million from 1996 through 2001. Cumulative undistributed taxable income represents timing differences in the amounts earned for tax purposes versus the amounts distributed. Such amounts can be distributed for tax purposes in the subsequent year as a portion of the normal quarterly dividend. Such amounts also include certain estimates of taxable income until such time that the company files its federal income tax returns for each year.


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

   In order to grow its equity base, the Company may issue additional capital stock. Management strives to issue such additional shares when it believes existing shareholders are likely to benefit from such offerings through higher earnings and dividends per share than as compared to the level of earnings and dividends the Company would likely generate without such offerings. During the period from April 1, 1997 through June 30, 1997, the Company issued 290,000 shares of its common stock, adjusted for the two-for-one stock split, pursuant to a registration statement filed with the Securities and Exchange Commission. The net proceeds from the issuance were approximately $5.1 million for the six months ended June 30, 1997. The Company also issued 349,832 shares of its common stock, adjusted for the two-for-one stock split, pursuant to its dividend reinvestment program for net proceeds of $9.7 million, for the six months ended June 30, 1997.

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

Lines of Credit

   At June 30, 1997, the Company had three credit facilities aggregating $500 million to finance loan fundings of which $300 million expires in 1997 and $200 million expires in 1998. One of these facilities includes several sublines aggregating $300 million to serve various purposes, such as multi-family loan fundings, working capital, and manufactured housing loan fundings, which may not, in the aggregate, exceed the overall facility commitment of $150 million at any time. Working capital borrowings under this facility are limited to $30 million. The Company expects that these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal. The lines of credit contain certain financial covenants which the Company met as of June 30, 1997. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

Repurchase Agreements

   The Company finances the majority of its portfolio assets through collateralized bonds and repurchase agreements. Collateralized bonds are non-recourse to the Company. Repurchase agreements allow the Company to sell portfolio assets for cash together with a simultaneous agreement to repurchase the same portfolio assets on a specified date for a price which is equal to the original sales price plus an interest component. At June 30, 1997, the Company had outstanding obligations of $1.1 billion under such repurchase agreements. As of June 30, 1997, $431.3 million of various classes of collateralized bonds issued by the Company have been retained by the Company and have been pledged as security for $440.5 million of such repurchase agreements. For financial statement presentation purposes, the Company classified these $440.5 million of repurchase agreements, secured by collateralized bonds, as collateralized bonds outstanding. The remainder of the repurchase agreements were secured by ARM securities -- $617.4 million, fixed-rate securities -- $18.7 million and other mortgage securities -- $9.7.

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

   In addition to the lines of credit, the Company also may finance a portion of its loans held for securitization with repurchase agreements on an uncommitted basis. At June 30, 1997, the Company had $15.4 million outstanding obligations under such repurchase agreements.

   To reduce the Company's exposure to changes in short-term interest rates on its repurchase agreements, the Company may lengthen the duration of its repurchase agreements secured by mortgage securities by entering into certain futures and/or option contracts. As of June 30, 1997, the Company had no such financial futures or option contracts outstanding.

   Potential immediate sources of liquidity for the Company include cash balances and unused availability on the credit facilities described above. The potential immediate sources of liquidity decreased 54% during the second quarter of 1997 in comparison to the prior quarter due to the increased level of production for which the Company had not established credit lines. During July, however, the Company issued $100 million of senior notes, which were used to pay down such short-term borrowings related to financing loans held for securitization during the accumulation period. As a result, the Company anticipates that the potential immediate sources of liquidity will be more comparable to prior quarters in the future.

                    Potential Immediate Sources of Liquidity
                                 ($ in millions)

--------------------------------------------------------------------------------------------------------------------
                                                                                            Potential Immediate
                                            Estimated Unused          Potential            Sources of Liquidity as
                                               Borrowing             Immediate Sources        % of Recourse
                       Cash Balance            Capacity                of Liquidity            Borrowings (1)
--------------------------------------------------------------------------------------------------------------------
1996, Quarter 1      $       8.5      $         32.6         $          41.1                      1.79%
1996, Quarter 2             20.9               102.8                   123.7                      6.56%
1996, Quarter 3             13.8               118.7                   132.5                     10.13%
1996, Quarter 4             11.4               131.8                   143.2                     10.16%
1997, Quarter 1              8.4               139.9                   148.3                     10.26%
1997, Quarter 2              7.9                59.7                    67.6                      4.82%
--------------------------------------------------------------------------------------------------------------------

(1) Excludes  borrowings,  such as  collateralized  bonds,  that are  non-recourse  to the Company.

Unsecured Borrowings

   The Company issued two series of unsecured notes payable totaling $50 million in 1994. The proceeds from this issuance were used for general corporate purposes. These notes payable have an outstanding balance at June 30, 1997 of $44 million. The first principal repayment on one of the series of notes payable was due October 1995 and annually thereafter, with quarterly interest payments due. Principal repayment on the second note payable is contracted to begin in October 1998. The notes mature between 1999 and 2001 and bear fixed interest rates of 9.56% and 10.03%, respectively. The note agreements contain certain financial covenants which the Company met as of June 30, 1997. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future. The Company also has various acquisition notes payable totaling $2.0 million at June 30, 1997.

    On July 14, 1997, the Company issued $100 million of senior unsecured notes maturing on July 15, 2002. The notes will bear a fixed interest of 7.875% and pay interest semi-annually in arrears on January 15 and July 15, commencing on January 15, 1998. The net proceeds were initially used to reduce short-term debt related to financing loans held for securitization during the accumulation period.

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

   Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

   Economic Conditions. The Company is affected by consumer demand for manufactured housing, multi-family housing and other products which it finances. A material decline in demand for these products and services would result in a reduction in the volume of loans originated by the Company. The risk of defaults and credit losses could increase during an economic slowdown or recession. This could have an adverse effect on the Company's financial performance and the performance on the Company's securitized loan pools.

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

   Defaults. Defaults by borrowers on loans retained by the Company may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company at the time of securitization. The allowance for losses is calculated on the basis of historical experience and management's best estimates. Actual defaults may differ from the Company's estimate as a result of economic conditions. Actual defaults on ARM loans may increase during a rising interest rate environment. The Company believes that its reserves are adequate for such risks.

   Prepayments. Prepayments by borrowers on loans retained by the Company may have an adverse impact on the Company's financial performance, if prepayments differ materially from estimates made by the Company. The prepayment rate is calculated on the basis of historical experience and management's best estimates. Actual rates of prepayment may vary as a result of the prevailing interest rate. Prepayments are expected to increase during a declining interest rate environment. The Company's exposure to more rapid prepayments is (i) the faster amortization of premium on the investments and (ii) the replacement of investments in its portfolio with lower yield securities.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

            In connection with the sale of its single-family mortgage operations, the Company has indemnified the purchaser for a period of up to five years for various representations and warranties made as part of the sale. One of the companies included in the sale has been named in a lawsuit seeking class action status regarding violations of the Real Estate Settlement and Procedures Act (RESPA). The lawsuit alleges that this entity violated RESPA by payment of premiums to wholesale brokers for sourcing single-family mortgage loans with above market rates. The plaintiffs seek compensatory and punitive damages. Pursuant to the terms of the sale, the Company has indemnified the purchaser against any such violations of RESPA on loans funded through May 13, 1996. The Federal District Court of Alexandria, Virginia has denied class action status for this law-suit. The Company expects the case to be settled without any financial impact to the Company.

            See also the Form 10-Q for the quarter ended March 31, 1997 for other legal proceedings.

Item 2.  Changes in Securities

            On May 5, 1997, the Company effected a two-for-one split with respect to all of the issued and outstanding shares of its common stock. Stockholders of record as of the close of business on May 5, 1997 became entitled to receive one newly issued share of common stock for each share of common stock held on such date. Pursuant to the company's Articles of Incorporation, as amended, the number of shares of common stock into which the Company's Series A Cumulative Convertible Preferred Stock, the Series B Cumulative Convertible Preferred Stock and the Series C Cumulative Convertible Preferred Stock are convertible was automatically adjusted to reflect the stock split. Similarly, the number of shares of common stock issuable upon exercise of outstanding Stock Appreciation Rights were also automatically adjusted to reflect the stock split in accordance with the Company's 1992 Incentive Stock Plan.

Item 3.  Defaults Upon Senior Securities
            Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

        At the Company's annual meeting of shareholders held on April 24, 1997, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, the following matters were voted upon by shareholders.

        1.  The election of five directors for a term expiring in 1998:

               J. Sidney Davenport
               Richard C. Leone
               Thomas H. Potts
               Paul S. Reid
               Donald B. Vaden

         2. Approval of an amendment to the Company's Articles of Incorpora-tion to change the Company's name to "Dynex Capital, Inc."

         3. Approval of an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock to 100,000,000 and effecting a two-for-one split of the issued and outstanding shares of common stock

        4. Approval of the Resource Mortgage Capita, Inc. 1992 Stock Incentive Plan, as amended.

        5. Approval of the Resource Mortgage Capital, Inc. Bonus Plan for certain executive officers and key employees of the Company.

        6. Approval of the appointment of KPMG Peat Marwick LLP, independent certified public accountants, as auditors of the Company.


Item 5.  Other Information
            None

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

            None

      (b)  Reports on Form 8-K
         Current Report on Form 8-K filed with the Commission on July 18, 1997, regarding the offering of the Notes described in the Company's Prospectus dated July 14, 1997 and Prospectus Supplement dated July 14, 1997 which were filed with the Commission on July 16, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      DYNEX CAPITAL, INC.


                                      By: /s/ Thomas H. Potts
                                          --------------------------------
                                          Thomas H. Potts, President
                                          (authorized officer of registrant)




                                           /s/ Lynn K. Geurin
                                           --------------------------------
                                           Lynn K. Geurin, Executive Vice
                                           President and Chief Financial Officer
                                           (principal accounting officer)

    Dated:  August 14, 1997