Form 10-Q
period 1997-09-30
DYNEX CAPITAL INC
filed 1997-11-14
CIK 826675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
      |X|  Quarterly Report Pursuant to Section 13 or 15(d)of the
           Securities Exchange Act of 1934

                For the quarter ended September 30, 1997

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

On October 31, 1997,  the  registrant  had  44,497,047  shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.
================================================================================

                         DYNEX CAPITAL, INC.
                              FORM 10-Q

                                INDEX


PART I.    FINANCIAL INFORMATION

      Item 1.   Financial Statements

                Consolidated Balance Sheets at September 30,1997 and
                December 31, 1996.........................................3

                Consolidated Statements of Operations for the
                three and nine months ended September 30, 1997
                and 1996..................................................4

                Consolidated Statement of Shareholders' Equity
                for the nine months ended September 30, 1997..............5

                Consolidated Statements of Cash Flows for
                the nine months ended September 30, 1997
                and 1996..................................................6

                Notes to Unaudited Consolidated Financial
                Statements................................................7

      Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations............10

PART II.   OTHER INFORMATION

      Item 1.   LegalProceedings.........................................31

      Item 2.   Changes in Securities....................................31

      Item 3.   Defaults Upon Senior Securities..........................31

      Item 4.   Submission of Matters to a Vote of Security Holders......31

      Item 5.   Other Information........................................31

      Item 6.  Exhibits and Reports on Form 8-K..........................31



      SIGNATURES.........................................................32

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

                                             September 30,     December 31,
                                                 1997             1996
                                             ------------      -----------
ASSETS

Investments:
   Portfolio assets:
    Collateral for collateralized bonds        $3,070,291       $2,702,294
    Mortgage securities                           798,221          890,212
    Other                                         159,543           98,943
   Loans held for securitization                  819,850          265,537
                                               ----------       ----------
                                                4,847,905        3,956,986

Cash                                                8,327           11,396
Accrued interest receivable                         9,378            8,078
Other assets                                       14,363           10,997
                                               ----------       ----------
                                               $4,879,973       $3,987,457
                                               ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
Collateralized bonds                           $2,860,313       $2,519,708
Repurchase agreements                             690,899          756,448
Notes payable                                     475,152          177,124
Payable for investments purchased                 266,991                -
Accrued interest payable                            4,018            2,717
Other liabilities                                  43,297           27,843
                                               ----------       ----------
                                                4,340,670        3,483,840
                                               ----------       ----------

SHAREHOLDERS' EQUITY:
Preferred stock, par value $.01 per share,
  50,000,000 shares authorized:
    9.75% Cumulative Convertible Series A,
       1,457,800 and 1,552,500 issued and
       outstanding, respectively                   33,297           35,460
    9.55% Cumulative Convertible Series B,
       2,003,320 and 2,196,824 issued and
       outstanding, respectively                   46,895           51,425
    9.73% Cumulative Convertible Series C,
       1,840,000 issued and outstanding,
       respectively                                52,740           52,740
Common stock, par value $.01 per share,
100,000,000 shares authorized,
   43,919,073  and 41,307,186 issued and              439              207
   outstanding, respectively
Additional paid-in capital                        326,056          291,637
Net unrealized gain on investments
   available-for-sale                              70,214           64,402
Retained earnings                                   9,662            7,746
                                               ----------       ----------
                                                  539,303          503,617
                                               ----------       ----------
                                               $4,879,973       $3,987,457
                                               ==========       ==========

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)

                                              Three Months Ended     Nine Months Ended
                                                 September 30,           September 30,
                                              -------------------    ----------------
                                                 1997      1996         1997     1996
                                              --------  ---------    -------  -------

Interest income:
   Collateral for collateralized bonds        $ 56,817  $  40,237    150,712   95,880

   Mortgage securities                          18,560     33,319     59,609  104,600
   Other portfolio assets                        3,572      1,408      8,984    4,044
   Loans held for securitization                 8,479      3,412     26,148   24,637
                                              --------  ---------    -------  -------

                                                87,428     78,376    245,453  229,161
                                              --------  ---------    -------  -------

  Interest and related expense:
   Collateralized bonds                         48,594     31,191    126,212   75,270
   Repurchase agreements                        10,181     25,190     37,872   88,150
   Notes payable                                 5,986      1,743     13,377    6,588
   Other                                           521        387      1,490    2,083
   Provision for losses                          1,378        900      3,793    1,700
                                              --------  ---------    -------  -------

                                                66,660     59,411    182,744  173,791
                                              --------  ---------    -------  -------

  Net interest margin                           20,768     18,965     62,709   55,370

  Gain (loss) on sale of
    single-family operations                         -     (1,385)         -   17,514

  Gain (loss) on sale of assets,
     net of associated costs                     3,590      3,297      8,278   (2,899)
    Other income                                 1,587        126      2,640      855
  General and administrative expenses           (6,433)    (4,445)   (17,421) (15,700)
                                              ========  =========   ========  =======
  Net income                                  $ 19,512  $  16,558   $ 56,206  $55,140
                                              ========  =========   ========  =======

  Net income                                    19,512     16,558     56,206   55,140
  Dividends on preferred stock                  (3,728)    (2,195)   (11,131)  (6,581)
                                              ========  =========    =======  =======
  Net income available to common shareholders $ 15,784  $  14,363    $45,075  $48,559
                                              ========  =========    =======  =======

  Per common share:
    Primary                                   $   0.36  $    0.35    $  1.06  $  1.19
                                              ========  =========    =======  =======

    Fully diluted                             $   0.36  $    0.34    $  1.05  $  1.14
                                              ========  =========    =======  =======

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(amounts in thousands except share data)


                                                                        Net
                                                    Additional   Unrealized Gain
                                 Preferred  Common   Paid-in      on Investments    Retained
                                   Stock    Stock    Capital    Available-for Sale  Earnings    Total
                                 ---------  ------  ----------  ------------------  --------  --------

Balance at December 31, 1996     $ 139,625  $  207  $  291,637  $           64,402  $  7,746  $503,617

Net income - nine months ended
  September 30, 1997                     -       -           -                   -    56,206    56,206

Issuance of common stock                 -      15      27,943                   -         -    27,958

Conversion of preferred stock       (6,693)      4       6,689                   -         -         -

Two-for-one stock split                        213        (213)                                      -

Change in net unrealized gain on
  investments available-for-sale         -       -           -               5,812         -     5,812

Dividends on common stock
    at $1.005 per share                  -       -           -                   -   (43,159)  (43,159)

Dividends on preferred stock             -       -           -                   -   (11,131)  (11,131)

                                 ---------  ------  ----------  ------------------  --------  --------

Balance at September 30, 1997    $ 132,932    $439  $  326,056  $           70,214  $  9,662  $539,303
                                 =========  ======  ==========  ==================  ========  ========



See notes to unaudited consolidated financial statements.


DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                     Nine Months Ended
(amounts in thousands)                                       September 30,
                                                           1997           1996
                                                      -----------   -----------
Operating activities:
  Net income                                          $    56,206   $    55,140
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
      Provision for losses                                  3,793         1,700
      Net (gain) loss on sale of assets                    (8,278)        2,899
      Gain on sale of single-family operations                  -       (17,514)
      Amortization and depreciation                        17,956        16,600
      Net change in accrued interest,
        other assets and other liabilities                 17,644       (24,474)
                                                      -----------   -----------
      Net cash provided by operating activities            87,321        34,351
                                                      -----------   -----------

Investing activities:
  Collateral for collateralized bonds:
    Fundings of loans subsequently securitized           (894,955)   (1,571,670)
    Principal payments on collateral                      635,606       296,752
    Net change in funds held by trustees                      782           712
                                                      -----------   -----------
                                                         (258,567)   (1,274,206)

  Net (increase) decrease in loans
    held for securitization                              (555,605)       51,495
  Purchase of other portfolio assets                      (89,934)       (9,075)
  Payments on other portfolio assets                       21,408         8,891
  Proceeds from sale of other portfolio assets              7,106             -
  Purchase of mortgage securities                        (922,976)      (50,019)
  Payments on mortgage securities                          48,134       272,404
  Proceeds from sales of mortgage securities              847,339        25,112
  Proceeds from sale of single-family operations                -        20,413
  Capital expenditures                                     (2,614)       (1,913)
                                                      -----------   -----------
      Net cash used for investing activities             (905,709)     (956,898)
                                                      -----------   -----------

Financing activities:
  Collateralized bonds:
    Proceeds from issuance of securities                  985,149     2,059,754
    Principal payments on securities                     (645,614)     (277,840)
                                                      -----------   -----------
                                                          339,535     1,781,914

  Proceeds from (repayments on) borrowings, net           499,466      (837,921)
  Proceeds from stock offerings, net                       27,958         7,581
  Dividends paid                                          (51,640)      (37,504)
                                                      -----------   -----------
      Net cash provided by financing activities           815,319       914,070
                                                      -----------   -----------

Net decrease in cash                                       (3,069)       (8,477)
Cash at beginning of period                                11,396        22,229
                                                      ===========   ===========
Cash at end of period                                 $     8,327   $    13,752
                                                      ===========   ===========

Cash paid for interest                                $   161,917   $   167,404
                                                      ===========   ===========


See notes to unaudited consolidated
financial statements.


DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS September 30, 1997 (amounts in thousands except share data)

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The Consolidated Balance Sheets at September 30, 1997 and December 31, 1996, the Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and 1996, the Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 1997, the Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 and related notes to consolidated financial statements are unaudited. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1996.

Certain amounts for 1996 have been reclassified to conform with the presentation for 1997.


NOTE 2--NET INCOME PER COMMON SHARE

Net income per common share as shown on the consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996 is presented on both a primary net income per common share and fully diluted net income per common share basis. Fully diluted net income per common share assumes the conversion of the convertible Preferred Stock into common stock, using the if-converted method, and dilutive Stock Appreciation Rights, using the Treasury Stock method. The average number of shares is increased by the assumed conversion of convertible items, but only if these items are dilutive. For the three and nine months ended September 30, 1997 and 1996, the Company's Series A and Series B Preferred Stock and Stock Appreciation Rights were dilutive, while the Series C Preferred Stock was anti-dilutive. As a result of the two-for-one split of the Company's common stock discussed in Note 8, the Company's Preferred Stock is convertible into two shares of common stock for one share of Preferred Stock. The following table summarizes the average number of shares of common stock and equivalents used to compute primary and fully diluted net income per common share for the three and nine months ended September 30, 1997 and 1996:


--------------------------------------------------------------------------------
                        Three months ended         Nine months ended
                          September 30,               September 30,
                        1997         1996          1997         1996
                     ---------    ----------    ----------   ----------

    Primary          43,384,088   41,021,554    42,500,106   40,771,184

    Fully diluted    54,266,289   48,520,202    53,565,037   48,269,832
--------------------------------------------------------------------------------

NOTE 3--PORTFOLIO ASSETS

The Company has classified collateral for collateralized bonds and all mortgage securities as available-for-sale. The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds and mortgage securities held at September 30, 1997 and December 31, 1996, and the related average effective interest rates (calculated excluding unrealized gains and losses) for the month ended September 30, 1997 and December 31, 1996:

------------------------------------------------------------------------------------------------
                                                    September 30, 1997         December 31, 1996
------------------------------------------------------------------------------------------------
                                                       Effective                  Effective
                                                       Interest                   Interest
                                                         Rate                      Rate
------------------------------------------------------------------------------------------------

Collateral for collateralized bonds:
   Amortized cost                        $ 3,039,281      7.3%    $ 2,668,633      7.9%
   Allowance for losses                      (26,962)                 (31,732)
------------------------------------------------------------------------------------------------
      Amortized cost, net                  3,012,319                2,636,901
   Gross unrealized gains                     68,282                   73,696
   Gross unrealized losses                   (10,310)                  (8,303)
------------------------------------------------------------------------------------------------
     Fair Value                          $ 3,070,291              $ 2,702,294
------------------------------------------------------------------------------------------------

Mortgage securities :
   Adjustable-rate mortgage securities   $   672,432      7.5%    $   780,259      6.9%
   Fixed-rate mortgage securities             22,849      7.2%         29,505     10.9%
   Other mortgage securities                  96,726     18.9%         87,479     16.5%

-----------------------------------------------------------------------------------------------
                                             792,007                 897,243
   Allowance for losses                       (6,028)                 (6,040)
-----------------------------------------------------------------------------------------------
      Amortized cost, net                    785,979                 891,203
   Gross unrealized gains                     29,338                  23,591
   Gross unrealized losses                   (17,096)                (24,582)
-----------------------------------------------------------------------------------------------
      Fair Value                         $   798,221              $  890,212
-----------------------------------------------------------------------------------------------

Mortgage securities with an aggregate principal balance of $846,747 were sold during the nine months ended September 30, 1997 for an aggregate net gain of $592. The specific identification method is used to calculate the basis of mortgage securities sold. Gain on sale of assets also includes premiums received of $7,805 for various call and put options written during the nine months ended September 30, 1997, and which were offset by $125 of premiums paid on various call options purchased during the same period. These options were generally for a period of three months or less, and expires out-of-the money. No such positions remained outstanding at September 30, 1997.


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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 128, "Earnings Per Share" (FAS No. 128). FAS No. 128 supersedes APB Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share
(EPS) for entities with publicly held common stock or potential common stock. FAS No. 128 will replace Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. FAS No. 128 will require dual presentation of Basic EPS and Diluted EPS on the face of the income statement for all entities with complex capital structures. FAS No. 128 also will require a reconciliation of the numerator and denominator of the Basic EPS to the numerator and denominator of the Diluted EPS computation. FAS No. 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application of this statement is not permitted. The Company has determined that this statement will not result in a material change to the Company's financial position and results of operations.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 129, "Disclosure of Information about Capital Structure" (FAS No. 129). FAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinions No. 10 and 15, as well as FAS No. 47. There will be no changes to the Company's disclosures pursuant to the adoption of FAS No. 129. This statement is effective for financial statements for periods ending after December 15, 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 130, "Reporting Comprehensive Income" (FAS No. 130). FAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. The impact of adopting FAS No. 130 has not been determined.

On January 28, 1997, the Securities and Exchange Commission adopted rules to clarify and expand existing disclosure requirements about derivatives and other financial instruments as well as derivative commodity instruments. These rules require enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments. These rules also expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market risk sensitive instruments. The quantitative and qualitative disclosures of market risk are effective for all fiscal years ending after June 15, 1997 if the company's market capitalization exceeds $2.5 billion or the company is a bank or thrift. For all other companies, the disclosures are required in filings that include audited financial statements for fiscal years ended after June 15, 1998. Accounting policy disclosures are required in quarterly reports filed for periods ending after June 15, 1997. Following are the Company's derivative accounting policy disclosures.

Off-balance-sheet instruments used for interest rate risk management

The Company enters into interest rate swaps, interest rate caps, financial forwards and futures and financial options to manage its sensitivity to interest rate risk. This is accomplished by using these instruments to offset the inherent price or interest rate risk of specific on-balance-sheet assets or liabilities. These instruments are designated as hedges on the trade date and are highly correlated with the financial instrument being hedged. If a hedged instrument is sold or matures, or the criteria that was executed at the time the hedge instrument was entered into no longer exists, the risk management position is no longer accounted for as a hedge. Under these circumstances, the accumulated change in market value of the hedge is recognized in current income to the extent that the hedge results have not been offset by the effects of interest rate or price changes of the hedged item.

The Company also enters into off-balance-sheet contracts to hedge anticipated transactions. If it is determined that an anticipated transaction that has been hedged will not occur, the results of the hedge will be recognized currently.

Interest revenue or interest expense on hedge transactions is accrued over the term of the agreement as an adjustment to the yield or cost of the related asset or liability. Transaction fees are deferred and amortized to interest revenue or interest expense over the term of the agreement. Realized gains and losses are deferred and amortized over the life of the hedged transaction as interest revenue or interest expense, and any unamortized amounts are recognized as income or loss at the time of disposition of the assets or liabilities being hedged. Amounts payable to or receivable from counterparties are included in the financial statement line of the item being hedged.



NOTE 5 -- NOTES PAYABLE

On July 14, 1997, the Company issued $100,000 of 7.875% senior unsecured notes maturing on July 15, 2002. The notes will pay interest semi-annually in arrears on January 15 and July 15, commencing on January 15, 1998. The net proceeds were initially used to reduce short-term debt related to financing loans held for securitization during the accumulation period.


NOTE 6 -- OTHER MATTERS

During the three and nine months ended September 30, 1997, the Company issued 404,300 and 778,300 shares, respectively, of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission. The net proceeds from the issuance were approximately $5,722 and $10,864 for the three and nine months ended September 30, 1997, respectively. The Company also issued 532,049 and 1,258,199 shares of its common stock pursuant to its dividend reinvestment program for net proceeds of $7,430 and $17,094 during the three and nine months ended September 30, 1997, respectively.


NOTE 7- CHANGE OF COMPANY NAME

Effective April 25, 1997, the Company changed its name from Resource Mortgage Capital, Inc. to Dynex Capital, Inc.


NOTE 8 -- STOCK SPLIT

At the annual meeting of shareholders, held on April 24, 1997, the shareholders approved an amendment to the Articles of Incorporation to effect a two-for-one split of the issued and outstanding shares of the Company's $0.01 par value common stock to holders of record on May 5, 1997 and also to increase the number of authorized shares of common stock to 100,000,000. As a result of the split approximately 21.3 million additional common shares were issued. All references in the accompanying financial statements to the number of shares and per share amounts for 1996 and 1997 have been restated to reflect the stock split.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Summary

   Dynex Capital, Inc. (the "Company") is a mortgage and consumer finance company which uses its loan production operations to create investments for its portfolio. Currently, the Company's primary loan production operations include the origination of mortgage loans secured by multifamily and commercial properties and the origination of loans secured by manufactured homes. The Company will generally securitize the loans funded as collateral for collateralized bonds, limiting its credit risk and providing long-term financing for its portfolio. The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes and, as such, must distribute substantially all of its taxable income to shareholders and will generally not be subject to federal income tax.

   The Company's principal source of earnings is net interest income on its investment portfolio. The Company's investment portfolio consists principally of collateral for collateralized bonds, adjustable-rate mortgage ("ARM") securities and loans held for securitization. The Company funds its portfolio investments with both borrowings and cash raised from the issuance of equity. For the portion of the portfolio investments funded with borrowings, the Company generates net interest income to the extent that there is a positive spread between the yield on the interest-earning assets and the cost of borrowed funds. The cost of the Company's borrowings may be increased or decreased by interest rate swap, cap or floor agreements. For the portion of the balance sheet that is funded with equity, net interest income is primarily a function of the yield generated from the interest-earning asset.

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

Investment Portfolio Strategies

   The Company adheres to the following business strategies in managing its investment portfolio:

       using its loan origination capabilities to provide assets for its investment portfolio, generally at a lower effective cost than if investments of comparable risk profiles were purchased in the secondary market;

       securitizing its loan production to provide long-term financing for its investment portfolio and to reduce the Company's liquidity, interest rate and credit risk;

       utilizing leverage to finance purchases of loans and investments in line with prudent capital allocation guidelines which are designed to balance the risk in certain assets, thereby increasing potential returns to shareholders while seeking to protect the Company's equity base;

       structuring borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond (within a range of one to six months) to the interest rate adjustment indices and interest rate adjustment periods of the related asset; and

       utilizing interest rate caps, swaps and similar instruments and securitization vehicles with such instruments embodied in the structure to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its assets during a period of rising interest rates.

Lending Strategies

   The Company strives to be a vertically integrated lender by performing the sourcing, underwriting, funding and servicing of loans to maximize efficiency and provide superior customer service and generally adheres to the following business strategies in its lending operations:

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

       using internally generated guidelines to underwrite loans for all product types and maintain centralized loan pricing; and

       performing the servicing function for loans on which the Company has credit exposure; emphasizing the use of early intervention, aggressive collection and loss mitigation techniques in the servicing process to manage and seek to reduce delinquencies and to minimize losses in its securitized loan pools.

                              RESULTS OF OPERATIONS

------------------------------------------------------------------------------------------------------
                                                                 Three Months          Nine Months
                                                                    Ended                Ended
                                                                 September 30,        September 30,
                                                             -----------------------------------------
(amounts in thousands except per share information)             1997       1996       1997      1996
                                                             -----------------------------------------
Net interest margin                                          $ 20,768   $ 18,965   $ 62,709  $  55,370
Gain (loss) on sale of single-family operations                     -     (1,385)         -     17,514
Gain (loss) on sale of assets, net of associated costs          3,590      3,297      8,278     (2,899)
General and administrative expenses                            (6,433)    (4,445)   (17,421)   (15,700)
Net income                                                     19,512     16,558     56,206     55,140
Primary net income per common share (1)                          0.36       0.35       1.06       1.19
Fully diluted net income per common share (1)                    0.36       0.34       1.05       1.14


Principal balance of fundings through production operations   518,404    278,925  1,526,345  1,383,785

    Dividends declared per share:
       Common (1)                                             $ 0.345   $ 0.2925    $ 1.005   $ 0.8225
       Series A Preferred                                       0.690     0.5850      2.010     1.7550
       Series B Preferred                                       0.690     0.5850      2.010     1.7550
       Series C Preferred                                       0.730          -      2.190          -
  -------------------------------------------------------------------------

(1) Adjusted for two-for-one common stock split effective May 5, 1997.

Three and Nine Months Ended September 30, 1997 Compared to Three and Nine Months Ended September 30, 1996. The increase in the Company's earnings during the three and nine months ended September 30, 1997 as compared to the same period in 1996 is primarily the result of the increase in the net interest margin. The increase in the Company's earnings during the nine months ended September 30, 1997 was also a result of the increase of the gain on sale of assets. These increases in the Company's earnings were offset partially by both declines in the one-time gain on sale of single-family operations recognized during the nine months ended September 30, 1996 and an increase in general and administrative expenses during 1997.

   Net interest margin for the nine months ended September 30, 1997 increased to $62.7 million, or 13%, over the $55.4 million for the same period for 1996. Net interest margin for the three months ended September 30, 1997 increased to $20.8 million, or 10%, over $19.0 million for the same period in 1996. These increases were primarily the result of (i) the overall growth in total interest-earning assets, (ii) an increase in the Company's equity base and (iii) improved performance in the Company's other mortgage securities. The net interest spread on the Company's investment portfolio increased to 1.56% for the nine months ended September 30, 1997 from 1.52% for the same period in 1996. The increase in net interest spread for the nine months ended September 30, 1997 relative to the same period in 1996 is primarily the result of the increased investment in other mortgage and the increased spread on ARM securities, offset by a decrease in the net spread on net investment in collateralized bonds (defined as collateral for collateralized bonds less collateralized bonds) and fixed-rate mortgage securities. The net interest margin decrease to 1.39% for the three months ended September 30, 1997 from 1.49% for the three months ended September 30, 1996. The decrease in the net interest spread for the three months ended September 30, 1997 relative to the same period in 1996 was primarily a result of a decrease in the net spread on the net investment in collateralized bonds and the issuance of $100 million of 7.875% senior unsecured notes during July 1997.

   The gain on the sale of single-family operations was a one-time gain related to the sale of the Company's single-family correspondent, wholesale and servicing business on May 13, 1996. The gain (loss) on sale of assets, net of associated costs, for the nine months ended September 30, 1997 increased to $8.3 million gain, as compared to a $2.9 million loss for the nine months ended September 30, 1996. The increase in the net gain is primarily the result of premiums received of $7.8 million on call and put options written during the nine months ended September 30, 1997 and the sale of certain investments which generated a net gain of $0.6 million. During the nine months ended September 30, 1996, the Company sold certain underperforming securities in its investment portfolio which resulted in a $5.3 million loss. In addition, the carrying value of certain other mortgage securities was reduced during June 1996 as anticipated future prepayment rates were expected to result in the Company receiving less cash than its remaining basis in those investments.

   General and administrative expenses increased $1.7 million, or 11%, to $17.4 million for the nine months ended September 30, 1997 as compared to the same period for 1996. The increase is a result of the growth in the current production operations offset partially by the expense reductions resulting from the sale of the single-family production operations in May 1996. General and administrative expenses increased $2.0 million, or 45%, for the three months ended September 30, 1997 versus the same period for 1996 due to the costs associated with the Company's current production operations. General and administrative expenses should continue increasing on a quarterly basis during the remainder of 1997 and into 1998 as the Company continues to build its production infrastructure.

   The following table summarizes the average balances of the Company's interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                      Average Balances and Effective Interest Rates

----------------------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended September 30,        Nine Months Ended September 30,
                                      ---------------------------------------------  ---------------------------------------------
(amounts in thousands)                      1997                    1996                     1997                   1996
                                      ----------------------  ---------------------  ---------------------   ---------------------
                                         Average  Effective     Average  Effective     Average  Effective      Average  Effective
                                         Balance     Rate       Balance     Rate       Balance     Rate        Balance     Rate
                                      ----------------------  ---------------------  ---------------------   ---------------------
   Interest-earning assets: (1)
    Collateral for                    $ 3,095,660    7.34%    $ 1,949,747    8.25%   $ 2,656,256    7.57%    $ 1,541,407    8.29%
      collateralized bonds (2)(3)
    Adjustable-rate mortgage
      securities                          672,676    7.44       1,821,973    6.61        736,609    7.37      1,910,486     6.72
    Fixed-rate mortgage
      securities                          417,061    7.04          41,631   10.22        273,626    7.32         41,157    10.77
    Other mortgage
      securities                           83,897   17.97          48,844   17.50        103,760   17.51         55,986    11.77
    Other portfolio assets                138,725   10.41          73,563    7.85        120,829   10.03         55,402     9.12
    Loans held for
      securitization                      398,507    8.66         170,780    8.00        427,401    8.20        401,473     8.19
                                      -----------  ------     -----------  ------    -----------  ------     ----------   ------
      Total interest-earning assets   $ 4,806,526    7.71%    $ 4,106,538    7.64%   $ 4,318,481    7.89%    $ 4,005,911    7.62%
                                      ===========  ======     ===========  ======    ===========  ======     ===========  ======

  Interest-bearing liabilities:
    Collateralized bonds (3)          $ 2,947,702    6.46%    $ 1,843,194    6.56%   $ 2,529,818    6.49%    $ 1,461,615    6.62%
    Repurchase agreements:
      Adjustable-rate mortgage
        securities                        621,692    5.81       1,720,430    5.50        683,228    5.91       1,819,937    5.57
      Fixed-rate mortgage
        securities                        414,521    5.05          37,691    5.68        270,277    5.28          33,175    5.75
      Other mortgage
        securities                          6,990    5.93           8,911    5.62          9,027    5.91           8,421    5.73
      Loans held for
        securitization                     24,626    7.38          17,815    5.97         98,305    6.31         219,552    6.28
    Notes payable:
      Other portfolio assets               20,108    8.20           3,032    6.87         25,183    7.80           1,311    6.82
      Loans held for
        securitization                    206,446    5.74          39,903    5.16        188,975    5.62          66,840    5.84
    Unsecured borrowings                  123,197    8.86          47,000   10.36         70,517    9.30          47,000   10.32
                                      -----------  ------     -----------  ------    -----------  ------      ----------  ------
      Total interest-bearing
        liabilities                   $ 4,365,282    6.32%    $ 3,717,976    6.15%   $ 3,875,330    6.33%    $ 3,657,851    6.10%
                                       ===========  ======     ===========  ======    ===========  ======    ===========   ======
 Net interest spread
   on all investments                                1.39%                   1.49%                   1.56%                  1.52%
                                                    ======                  ======                  ======                 ======

 Net yield on average
   interest-earning assets (3)                       1.97%                   2.07%                   2.20%                  2.05%
                                                    ======                  ======                  ======                 ======
 ---------------------------------------------------------------------------------------------------------------------------------

(1)Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2)Average balances exclude funds held by trustees of $2,328 and $2,555 for the three months ended September 30, 1997 and September 30, 1996, respectively, and $2,519 and $2,995 for the nine months ended September 30, 1997 and September 30, 1996, respectively.
(3)Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses.

   The Company's overall yield on interest-earning assets increased to 7.89% for the nine months ended September 30, 1997 from 7.62% for the same period in 1996. The weighted average borrowing costs also increased to 6.33% for the nine months ended September 30, 1997 from 6.10% for the nine months ended September 30, 1996. The increase in borrowing costs was due to the 0.25% increase in short term interest rates during March 1997 as well as the issuance of $100 million of 7.875% senior unsecured notes during July 1997. For the respective three months, the yield on interest-earnings assets rose 0.07% to 7.71% during the three months ended September 30, 1997 compared to 7.64% for the three months ended September 30, 1996. The weighted average borrowing costs also rose to 6.32% for the three months ended September 30, 1997 from 6.15% for the same period in 1996. The reasons for the increases for the three months ended September 30, 1997 are the same as those for the nine months ended September 30, 1997. As a result, the net spread decreased to 1.39% for the three months ended September 30, 1997, versus 1.49% for the three months ended September 30, 1996.

   Individually, the net interest spread on collateralized bonds decreased 59 basis points, from 167 basis points for the nine months ended September 30, 1996, to 108 basis points for the nine months ended September 30, 1997. This decline was primarily due to the securitization of lower coupon collateral, principally A+ quality single-family ARM loans during 1997 coupled with the prepayments of higher coupon collateral during the three months ended September 30, 1997. In addition, the spread on the net investment in collateralized bonds decreased due to higher premium amortization caused by higher prepayments during the nine months ended September 30, 1997 than during the same period in 1996. The net interest spread on ARM securities increased by 31 basis points, from 115 basis points for the nine months ended September 30, 1996, to 146 basis points during the same period in 1997. This increase is primarily attributed to the ARM securities in the Company's portfolio during 1997 having a higher margin than those ARM securities in the Company's portfolio in 1996. The net interest spread on fixed-rate mortgage securities decreased to 204 basis points for the nine months ended September 30, 1997, from 502 basis points for the same period in 1996. This decrease is attributable to the purchase of lower yielding fixed-rate securities during the nine months ended September 30, 1997. The net interest spread on other mortgage securities increased to 1160 basis points for the nine months ended September 30, 1997 from 604 basis points for the nine months ended September 30, 1996. This increase is due to the purchase of higher yielding residual trusts during the twelve months ended September 30, 1997. The net interest spread on other portfolio assets decreased 7 basis points, from 230 basis points from the nine months ended September 30, 1996, to 223 basis points for the nine months ended September 30, 1997, due primarily to higher borrowing costs associated with the Company's single-family model home purchase and leaseback business.

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

   Approximately $3.9 billion of the Company's investment portfolio as of September 30, 1997 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Generally, during a period of rising interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the ARM securities and collateral for collateralized bonds relative to the rate resets on the associated borrowings and (ii) rate resets on the ARM securities which are generally limited to 1% every six months, while the associated borrowings have no such limitation. As interest rates stabilize and the ARM securities reset, the net interest margin may be restored to its former level as the yields on the ARM securities adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM securities adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the cost or proceeds of interest rate swap, cap or floor agreements.

Interest Income and Interest-Earning Assets

   The Company's average interest-earning assets were $4.3 billion for the nine months ended September 30, 1997, an increase of approximately 8% from $4.0 billion of average interest-earning assets during the same period of 1996. Total interest income rose approximately 12%, from $228.8 million for the nine months ended September 30, 1996 to $255.5 million for the same period of 1997. Overall, the yield on interest-earning assets rose to 7.89% for the nine months ended September 30, 1997 from 7.62% for the nine months ended September 30, 1996, as the investment in higher yielding assets grew. On a quarter to quarter basis, average interest-earning assets for the quarter ended September 30, 1997 were $4.8 billion versus $4.3 billion for the quarter ended June 30, 1997. This increase in average interest-earnings assets was primarily the result of $518 million of loans funded through the production operations during the quarter ended September 30, 1997. Total interest income for the quarter ended September 30, 1997 was $92.7 million versus $85.7 million for the quarter ended June 30, 1997. This increase in total interest income was due to the growth in average interest-earning assets despite the decline in average asset yield for the quarter ended September 30, 1997 versus the quarter ended June 30, 1997. As indicated in the table below, average asset yields for these periods were 7.93% and 7.71%, respectively, which were 1.96% and 1.87% higher than the average daily London InterBank Offered Rate ("LIBOR") for six-month deposits ("six-month LIBOR") during those periods. The decrease in the average asset yield from the second quarter is due to the purchase of lower coupon collateral, principally A+ quality single-family ARM loans during the second and the third quarters of 1997 along with prepayments of higher coupon loans underlying the collateral for collateralized bonds and ARM securities during both quarters. The majority of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR. The Company expects that the yield on the ARM loans that are collateral for certain collateralized bonds will trend upward during the fourth quarter since the majority of the ARM loans securitized during June 1997 were not fully-indexed and should reset upwards during the next three months.

                               Earning Asset Yield
                                 ($ in millions)

--------------------------------------------------------------------------------
                       Average                            Daily        Asset
                       Interest-             Average     Average    Yield versus
                       Earning    Interest    Asset     Six Month    Six Month
                       Assets      Income     Yield       LIBOR        LIBOR
--------------------------------------------------------------------------------
1995 Quarter 4        $ 3,360.8   $ 64.5      7.67%       5.75%       1.92%
1996,Quarter 1          3,746.3     72.1      7.70%       5.34%       2.36%
1996,Quarter 2          4,164.8     78.3      7.52%       5.64%       1.88%
1996,Quarter 3          4,106.5     78.4      7.64%       5.80%       1.84%
1996,Quarter 4          4,308.6     83.2      7.72%       5.60%       2.12%
1997,Quarter 1          3,822.5     77.1      8.06%       5.69%       2.37%
1997,Quarter 2          4,326.4     85.7      7.93%       5.97%       1.96%
1997,Quarter 3          4,806.5     92.7      7.71%       5.84%       1.87%
--------------------------------------------------------------------------------

   The net yield on average interest-earning assets decreased to 1.97% for the three months ended September 30, 1997, compared to 2.25% for the three months ended June 30, 1997 and 2.07% for the three months ended September 30, 1996. The decrease for the three months ended September 30, 1997 from the three months ended September 30, 1996 was primarily a result of the securitization of lower coupon collateral and the increase in borrowings rates. The issuance of $100 million of senior unsecured notes in July 1997 at 7.875% was the primary cause of the decrease from the prior three month period. The net yield percentages presented below exclude non-interest collateralized bonds expenses such as provision for credit losses. If non-interest collateralized bond expenses were included, the net yield on average interest-earning assets would be 1.73% for the three months ended September 30, 1997 and 1.98% and 1.85% for the three months ended June 30, 1997 and September 30, 1996, respectively.

              Net Yield on Average Interest-Earning Assets
                                 ($ in millions)

--------------------------------------------------------------------
                                                    Net Yield on
                          Average Interest-      Average Interest-
                           Earning Assets         Earning Assets
--------------------------------------------------------------------
1995, Quarter 4            $  3,360.8                 1.96%
1996, Quarter 1               3,746.3                 2.10%
1996, Quarter 2               4,164.8                 1.99%
1996, Quarter 3               4,106.5                 2.07%
1996, Quarter 4               4,308.6                 2.14%
1997, Quarter 1               3,822.5                 2.44%
1997, Quarter 2               4,326.4                 2.25%
1997, Quarter 3               4,806.5                 1.97%
--------------------------------------------------------------------

   The average asset yield is reduced for the amortization of the net premium on the Company's investment portfolio. By creating its investments through its production operations, the Company believes that premium amounts are less than if the investments were acquired in the market. As indicated in the table below, net premiums on the Company's ARM securities, fixed-rate securities and collateral for collateralized bonds at September 30, 1997 were $57.9 million, or approximately 1.59% of the aggregate investment portfolio balance as compared to $60.8 million and 1.60% at September 30, 1996. The mortgage principal repayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 29% for the three months ended September 30, 1997. CPR stands for "constant prepayment rate" and is a measure of the annual prepayment rate on a pool of loans.
                       Premium Basis and Amortization (1)
                                 ($ in millions)

-------------------------------------------------------------------------------------------
                                                                  Ending      Amortization
                                                      CPR       Investment     Expense as
                     Net Premium     Amortization   Annualized    Principal      a % of
                      (Discount)        Expense        Rate        Balance   Average Assets
-------------------------------------------------------------------------------------------
1995,Quarter 4           39.3         $   2.8         (2)       $  2,772.9      0.33%
1996,Quarter 1           49.3             3.2         30%          3,214.4      0.34%
1996,Quarter 2           56.0             4.0         28%          3,557.7      0.38%
1996,Quarter 3           60.8             2.8         19%          3,808.3      0.28%
1996,Quarter 4           54.1             3.7         24%          3,379.0      0.34%
1997,Quarter 1           50.2             3.8         29%          3,176.9      0.40%
1997,Quarter 2           62.7             4.0         30%          4,284.5      0.37%
1997,Quarter 3           57.9             4.8         29%          3,633.5      0.40%
-------------------------------------------------------------------------------------------

(1)Includes only collateral for collateralized bonds, ARM securities and fixed-rate securities.
(2) CPR rate was not available for this period.

Interest Expense and Cost of Funds

   The Company's largest expense is the interest cost on borrowed funds. Funds to finance the investment portfolio are generally borrowed in the form of repurchase agreements or non-recourse collateralized bonds, both of which are primarily indexed to one-month LIBOR. The Company may use interest rate swaps, caps and financial futures to manage its interest rate risk. The net cost of these instruments is included in the cost of funds table below as a component of interest expense for the period to which it relates. For the three-month period ended September 30, 1997 as compared to the same period in 1996, interest expense increased to $69.0 million from $57.2 million while the average cost of funds also increased to 6.32% compared to 6.15%. The increased average cost of funds for the third quarter of 1997 compared to the third quarter of 1996 was due mainly to the increase in one-month LIBOR from 5.46% at September 30, 1996 to 5.65% at September 30, 1997. On a quarter to quarter basis, the cost of funds remained relatively flat at 6.32% for the three months ended September 30, 1997 compared to 6.34% for the three months ended June 30, 1997.

                                  Cost of Funds
                                 ($ in millions)

-------------------------------------------------------------
                   Average    Interest              Average
                  Borrowed    Expense       Cost    One-month
                    Funds       (1)       of Funds   LIBOR
-------------------------------------------------------------
1995, Quarter 4    3,072.8   $   48.8       6.35%    $  5.86%
1996, Quarter 1    3,472.8       52.5       6.04%       5.43%
1996, Quarter 2    3,782.8       57.6       6.09%       5.45%
1996, Quarter 3    3,718.0       57.2       6.15%       5.46%
1996, Quarter 4    3,869.6       60.1       6.21%       5.46%
1997, Quarter 1    3,384.6       53.7       6.35%       5.46%
1997, Quarter 2    3,876.1       61.4       6.34%       5.69%
1997, Quarter 3    4,365.3       69.0       6.32%       5.65%
-------------------------------------------------------------

(1) Excludes non-interest collateralized bond-related expenses.


Interest Rate Agreements

   As part of the Company's asset/liability management process for its investment portfolio, the Company enters into interest rate agreements such as interest rate caps and swaps and financial futures contracts. These agreements are used to reduce interest rate risk which arises from the lifetime yield caps on the ARM securities, the mismatched repricing of portfolio investments versus borrowed funds, and finally, assets repricing on indices such as the prime rate which differ from the related borrowing indices. The agreements are designed to protect the portfolio's cash flow, and to provide income and capital appreciation to the Company in the event that short-term interest rates rise quickly.

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

     Instruments Used for Interest Rate Risk Management Purposes (1)
                                 ($ in millions)

----------------------------------------------------------------------------
                            Interest     Interest     Financial     Options
Notional Amounts            Rate Caps   Rate Swaps     Futures    on Futures

----------------------------------------------------------------------------
1995,Quarter 4              $ 1,575     $ 1,227       $ 1,000     $ 2,130
1996,Quarter 1                1,575       1,631         1,000       1,250
1996,Quarter 2                1,575       1,559           400         880
1996,Quarter 3                1,499       1,480         1,550           -
1996,Quarter 3                1,499       1,453             -           -
1997,Quarter 1                1,499       1,427             -           -
1997,Quarter 2                1,499       1,442             -           -
1997,Quarter 3                1,499       1,381             -           -
----------------------------------------------------------------------------

(1)Excludes all interest rate agreements in effect for the Company's loan production operations.

Net Interest Rate Agreement Expense

   The net interest rate agreement expense, or hedging expense, equals the cost of the agreements, net of any benefits received from these agreements. For the quarter ended September 30, 1997, net hedging expense amounted to $1.35 million compared to $1.23 million and $1.29 million for the quarters ended June 30, 1997 and September 30, 1996, respectively. Such amounts exclude the hedging costs and benefits associated with the Company's production activities as these amounts are deferred as additional premium or discount on the loans funded and amortized over the life of the loans as an adjustment to their yield.

                       Net Interest Rate Agreement Expense
                                 ($ in millions)

------------------------------------------------------------------
                                    Net Expense     Net Expense
                    Net Interest   as Percentage   as Percentage
                        Rate        of Average       of Average
                     Agreement        Assets         Borrowings
                      Expense      (annualized)     (annualized)
------------------------------------------------------------------
1995, Quarter 4      $  0.16          0.018%           0.021%
1996, Quarter 1         1.63          0.174%           0.188%
1996, Quarter 2         1.02          0.100%           0.108%
1996, Quarter 3         1.29          0.126%           0.139%
1996, Quarter 4         2.67          0.248%           0.276%
1997, Quarter 1         2.65          0.277%           0.313%
1997, Quarter 2         1.23          0.114%           0.127%
1997, Quarter 3         1.35          0.112%           0.123%
------------------------------------------------------------------

Fair Value

   The fair value of the available-for-sale portion of the Company's investment portfolio as of September 30, 1997, as measured by the net unrealized gain on investments available-for-sale, was $70.2 million above its cost basis, which represents a $4.6 million increase from $65.6 million at September 30, 1996. This increase in the portfolio's value is primarily attributable to the increase in the value of the collateral for collateralized bonds relative to the collateralized bonds issued during the last twelve months, as well as an increase in value of the Company's ARM securities. On a quarter by quarter basis, the fair value of the available-for-sale portion of the Company's investment portfolio decreased $6.8 million mainly due to the fact that there was not a securitization completed during the quarter ended September 30, 1997 to offset the effect of principal payments on the Company's investment portfolio.

      The Company's auditors, KPMG Peat Marwick LLP, have brought to the attention of the Company that the accounting methodology that has been used by the Company since 1994 to account for Collateral for Collateralized Bonds ("CCBs") may not comply with Statement of Financial Accounting Standards No. 115 ("FAS 115"). This issue was brought to the attention of the Company's management on November 13, 1997, and while the Company is researching the issue, no conclusion has been reached. The issue relates solely to whether the unrealized gain or loss on a portion of the CCBs should be shown as a component of the Balance Sheet or whether it should be disclosed in the footnotes to the financial statements or in Management's Discussion and Analysis of Financial Condition and Results of Operations. There would be no change to the Company's net income or earnings per share, nor is there a change in the underlying market value of the Company's assets.

      Currently, the Company classifies its CCBs as "available for sale" under FAS 115 and as a consequence, the CCBs are "marked-to-market". This mark-to-market results in an adjustment to the Company's basis in its CCBs and a corresponding adjustment to Shareholders' Equity through an "unrealized gain on investments available for sale". If the Company were to revise the accounting methodology used, the Company would reclassify a portion of the CCBs out of investments available for sale, and would record them at the lower of cost or market value, resulting in a maximum $58 million reduction in the basis of the CCBs as of September 30, 1997. Any such accounting change does not reflect an actual adjustment to the value of the CCBs. Correspondingly, the change would reduce the unrealized gain on investments available for sale, a component of shareholders' equity on the balance sheet, by a maximum of $58 million as of September 30, 1997. There would be no change to the Company's net income or earnings per share, nor is there a change in the underlying market value of the Company's assets. If such change was made, the mark-to-market value of these CCBs would be disclosed separately in a footnote to the Company's financial statements, or in Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Should the Company determine that the accounting methodology used does not comply with FAS 115, the issue will be resolved during the fourth quarter and the Company will make the required adjustments.

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

   The following table summarizes the aggregate principal amount of collateral for collateralized bonds and pass-through securities outstanding; the maximum direct credit exposure retained by the Company (represented by the amount of overcollateralization pledged and subordinated securities rated below BBB or not rated owned by the Company), net of the credit reserves maintained by the Company for such exposure; and the actual credit losses incurred for the quarter. The table excludes any risks related to representations and warranties made on loans funded by the Company and securitized in mortgage pass-through securities generally funded through 1994.

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)

-----------------------------------------------------------------------------------------------------------------
                                                                                  Maximum Credit Exposure
                         Outstanding          Maximum Credit         Actual          Net of Credit
                          Collateral              Exposure, Net      Credit        Reserves to Averag
                            Balance            of Credit Reserves    Losses      Interest-Earnings Assets
-----------------------------------------------------------------------------------------------------------------
1995, Quarter 4         $    2,504            $     47.4             $   -                1.41%
1996, Quarter 1              2,888                  59.9                 -                1.60%
1996, Quarter 2              3,131                  27.7                1.1               0.67%
1996, Quarter 3              3,919                  29.5                2.0               0.72%
1996, Quarter 4              3,848                  30.0                2.1               0.70%
1997, Quarter 1              3,583                  29.6                2.6               0.78%
1997, Quarter 2              4,306                  50.3                4.9               1.16%
1997, Quarter 3              3,976                  50.2                5.8               1.04%
-----------------------------------------------------------------------------------------------------------------

   The percentage of maximum credit exposure net of credit reserves to average interest-earnings assets was 1.04% as of September 30, 1997, compared to 1.16% and 0.72% at June 30, 1997 and September 30, 1996, respectively.

The following table summarizes single-family mortgage loan and manufactured housing loan delinquencies as a percentage of the outstanding collateral balance for those securities mentioned above in which the Company has retained a portion of the direct credit risk. Multifamily loan collateral is not included as there were no delinquencies as of September 30, 1997. As of September 30, 1997, the Company believes that its credit reserves are sufficient to cover any losses which may occur as a result of current delinquencies presented in the table below.

                             Delinquency Statistics

-----------------------------------------------------------------------
                                    90 days and over
                                       delinquent
                    60 to 90 days     (includes REO        Total
                      delinquent    and foreclosures)
-----------------------------------------------------------------------
1995, Quarter 4         2.50%             3.23%            5.73%
1996, Quarter 1         0.90%             2.95%            3.85%
1996, Quarter 2         1.91%             3.47%            5.38%
1996, Quarter 3         0.73%             3.01%            3.74%
1996, Quarter 4         0.88%             3.40%            4.28%
1997, Quarter 1         0.95%             4.16%            5.11%
1997, Quarter 2         0.59%             3.25%            3.84%
1997, Quarter 3         0.86%             3.31%            4.17%
-----------------------------------------------------------------------

   The following table summarizes the credit rating for investments held in the Company's portfolio assets. This table excludes the Company's other mortgage securities (as the risk on such securities is primarily prepayment-related, not credit-related) and other portfolio assets. The carrying balances of the investments rated below A are net of credit reserves and discounts. The average credit rating of the Company's mortgage investments at the end of the third quarter of 1997 was AAA. At September 30, 1997, securities with a credit rating of AA or better were $3.5 billion, or 98.2% of the Company's total mortgage investments compared to 98.5% and 98.8% at June 30, 1997 and September 30, 1996, respectively. At the end of the third quarter 1997, $535.0 million of investments were split rated between rating agencies. Where investments were split-rated, for purposes of this table, the Company classified such investments based on the higher credit rating.

                      Portfolio Assets by Credit Rating (1)
                                 ($ in millions)

-------------------- -- ---------- --- ---------- -- ---------- --- ---------- ----------- ----------- -------- ------------
                            AAA            AA             A          Below A      AAA         AA          A       Below A
                         Carrying       Carrying       Carrying     Carrying    Percent     Percent    Percent   Percent of
                           Value          Value         Value         Value     of Total    of Total   of Total    Total
-------------------- -- ---------- --- ---------- -- ---------- --- ---------- ----------- ----------- -------- ------------
1996, Quarter 1      $   2,487.3    $    943.1    $    64.2      $    60.6       70.0%       26.5%      1.8%       1.7%
1996, Quarter 2          2,935.2         914.0         63.6           28.7       74.5%       23.2%      1.6%       0.7%
1996, Quarter 3          3,333.3         766.4         17.1           31.1       80.3%       18.5%      0.4%       0.8%
1996, Quarter 4          2,708.4         752.8           -            29.9       77.5%       21.6%        -        0.9%
1997, Quarter 1          2,504.1         739.4           -            29.4       76.5%       22.6%        -        0.9%
1997, Quarter 2          3,372.2         588.4          2.5           57.0       83.9%       14.6%      0.1%       1.4%
1997, Quarter 3          2,867.6         601.0          6.7           56.4       81.2%       17.0%      0.2%       1.6%
-------------------- -- ---------- --- ---------- -- ---------- --- ---------- ----------- ----------- -------- ------------

(1) Excludes other mortgage securities and other portfolio assets.

Purchase, Securitization and Sale of Portfolio Assets

   During the nine months ended  September  30,  1997,  the Company sold various portfolio investments due to favorable market conditions. The aggregate principal amount of investments sold during the nine months ended September 30, 1997 was $846.7 million, consisting primarily of fixed-rate securities, which resulted in gains of $0.6 million. Also during the nine months ended September 30, 1997, the Company exercised its call right or otherwise purchased $52.5 million of ARM securities, $790.9 million of fixed-rate mortgage securities and $79.6 million of other mortgage securities.


                           LOAN PRODUCTION ACTIVITIES

   The Company's primary production activities include low-income housing tax credit multifamily, commercial and manufactured housing lending. The commercial loans may include apartment properties which have not received low-income housing tax, assisted living and retirement housing, limited and full service hotels, urban and suburban office buildings, retail shopping strips and centers, light industrial buildings and manufactured housing parks. The Company's manufactured housing production includes installment loans, land/home loans and inventory financing to manufactured housing dealers. In addition to these primary sources of production, the Company also provides leases and loans to builders for single-family homes that serve as model homes for those builders. The Company may also purchase single-family mortgage loans on a "bulk" basis from time to time and may originate such loans on a retail basis.

   The primary purpose of the Company's production operations is to enhance the return on shareholders' equity ("ROE") by earning a favorable net interest spread while loans are being accumulated for securitization and creating investments for its portfolio through the securitization process at a lower cost than if such investments were purchased from third parties. The creation of such investments generally involves the issuance of collateralized bonds or pass-through securities collateralized by the loans generated from the Company's production activities, and the retention of one or more classes of the securities or collateralized bonds relating to such issuance. The issuance of collateralized bonds and pass-through securities generally limits the Company's credit and interest rate risk in contrast to retaining loans in its portfolio in whole-loan form.

   When a sufficient volume of loans is accumulated, the Company securitizes loans through the issuance of collateralized bonds or pass-through securities. The Company believes that securitization is an efficient and cost effective way for the Company to (i) reduce capital otherwise required to own the loans in whole loan form; (ii) limit the Company's exposure to credit risk on the loans;
(iii) lower the overall cost of financing the loans; and (iv) depending on the securitization structure, limit the Company's exposure to interest rate and/or valuation risk. As a result of the reduction in the availability of mortgage pool insurance, and the Company's desire to both reduce its recourse borrowings as a percentage of its overall borrowings, as well as the variability of its earnings, the Company has utilized the collateralized bond structure for securitizing substantially all of its loan production since the beginning of 1995.

   The following table summarizes the production activity for the three and nine month periods ended September 30, 1997 and 1996.

                            Loan Production Activity
                                ($ in thousands)

--------------------------------------------- ---------------------------------- -- -------------------------------
                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                              ----------------------------------    ------------- -- --------------
                                                    1997               1996              1997             1996
                                              ----------------    --------------    -------------    --------------
Multifamily                                     $       48,495     $      57,394      $     81,176     $     141,068
Commercial                                              47,861                 -            66,200                 -
Manufactured housing                                    97,067            13,363           195,306            16,104
Specialty finance                                       30,648             6,176            88,336             8,066
                                              ----------------    --------------    -------------    ---------------
   Total fundings through direct production            224,071            76,933           431,018           165,238
Total fundings through bulk purchases                  294,332           201,992         1,095,326         1,218,548
                                              ================    ==============    ==============   ===============
   Total fundings                               $      518,403    $      278,925    $    1,526,344   $     1,383,786
                                              ================    ==============    ==============   ===============

   The Company began funding manufactured housing loans during the second quarter of 1996. Since commencement, the Company has opened five regional offices in North Carolina, Georgia, Texas, Ohio and Washington and three district offices in Michigan, Texas and South Carolina. As of September 30, 1997, the Company had $117.8 million in principal balance of manufactured housing loans in inventory, and had commitments outstanding of approximately $51.7 million. The majority of all manufactured housing funding volume to date has been obtained through relationships with manufactured housing dealers and, to a lesser extent, through direct marketing to consumers and correspondent relationships. In the future, the Company plans to expand its sources of origination to nearly all sources for manufactured housing loans by establishing relationships with park owners, developers of manufactured housing communities, manufacturers of manufactured homes, brokers and other correspondents. Once certain volume levels are achieved at a particular region, additional district offices may be opened in an effort to further market penetration.

   The Company funded $48.5 million in multifamily loans during the three months ended September 30, 1997 compared to $24.6 million for the three months ended June 30, 1997 and $57.4 million for the three months ended September 30, 1996. Principally all fundings under the Company's multifamily lending programs consist of properties that have been allocated low income housing tax credits. As of September 30, 1997 commitments to fund multifamily loans over the next 20 months were approximately $525.6 million. As of September 30, 1997, the Company had $288.0 million in principal balance of multifamily loans held for securitization.

   The Company funded $47.9 million of commercial loans during the three months ended September 30, 1997 compared to $13.7 million for the three months ended June 30, 1997. The Company began its commercial lending operations in the first quarter of 1997. These commercial loans consist primarily of light industrial space and distribution centers. During October 1997, the Company securitized $315.8 million of its multifamily and commercial loan production.

   Included in  specialty  finance  fundings  for the third  quarter of 1997 are
$19.7  million  of  model  homes   purchased   from  home  builders  which  were
simultaneously leased back to the builders. The terms of these leases are generally twelve to eighteen months at lease rates of typically one-month LIBOR plus a spread. At the end of each lease, the Company will sell the home. In addition, the Company had provided financing to home builders for model homes for $6.3 million during the three months ended September 30, 1997. As of September 30, 1997, the Company had leases on $99.7 million of model homes, and had otherwise provided financing to home builders for model homes for an additional $13.9 million.

   Additionally, during the third quarter of 1997, the Company purchased $294.3 million of single-family ARM loans through various bulk purchases. This is compared to $202.0 million purchased during the third quarter of 1996. The Company will continue to purchase single-family loans on a bulk basis to the extent, upon securitization, such purchases would generate a favorable return to the Company on a proforma basis.

                                   OTHER ITEMS

General and Administrative Expenses

   General and administrative expenses ("G&A expense") consist of expenses incurred in conducting the Company's production activities and managing the investment portfolio, as well as various other corporate expenses. G&A expense increased for the three-month period ended September 30, 1997 as compared to the same period in 1996, primarily as a result of continued costs in connection with the build-up of the production infrastructure for the manufacturing housing, commercial lending, and specialty finance. G&A related to the production operations is likely to increase over time as the Company expands its production activities with current and new product types.

   The following table summarizes the Company's efficiency, the ratio of G&A expense to average interest- earning assets, and the ratio of G&A expense to average total equity.

                            Operating Expense Ratios

----------------------------------------------------------------------------------------------------
                                                   G&A Expense/Average        G&A Expense/Average
                           G&A Efficiency           Interest-Earning            Total Equity (2)
                             Ratio (1)                   Assets                   (Annualized)
                                                      (Annualized)
----------------------------------------------------------------------------------------------------
1995, Quarter 4                7.57%                      0.59%                      5.50%
1996, Quarter 1                8.21%                      0.64%                      6.53%
1996, Quarter 2                6.77%                      0.51%                      5.60%
1996, Quarter 3                5.67%                      0.43%                      4.60%
1996, Quarter 4                6.09%                      0.47%                      4.57%
1997, Quarter 1                6.78%                      0.55%                      4.65%
1997, Quarter 2                7.12%                      0.53%                      5.05%
1997, Quarter 3                7.36%                      0.54%                      5.49%
----------------------------------------------------------------------------------------------------

(1)G&A expense as a percentage of interest income.
(2)Average total equity excludes net unrealized gain (loss) on investments available-for-sale.

Net Income and Return on Equity

   Net income increased from $16.6 million for the three months ended September 30, 1996 to $19.5 million for the three months ended September 30, 1997. Net income available to common shareholders increased from $14.4 million to $15.8 million for the same periods, respectively. Return on common equity (excluding the impact of the net unrealized gain on investments available-for-sale) decreased from 19.2% for the three months ended September 30, 1996 to 18.8% for the three months ended September 30, 1997. The decrease in the return of common equity is a result of the issuance of new common shares through the continuous offering program and the dividend reinvestment program.

                         Components of Return on Equity
                                ($ in thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                  Gains and        G&A
                  Net Interest     Provision        Other        Expense/       Preferred      Return on
                     Margin/      for Losses       Income        Average        Dividend/       Average      Net Income
                     Average    /Average Common   /Average        Common     Average Common     Common       Available to
                  Common Equity     Equity      Common Equity     Equity         Equity         Equity         Common
                  (annualized)   (annualized)   (annualized)   (annualized)   (annualized)   (annualied)    Shareholders
--------------------------------------------------------------------------------------------------------------------------
1995, Quarter 4       22.5%          1.8%           4.2%           7.2%           2.7%           15.0%     $    10,307
1996, Quarter 1       26.7%          0.6%           0.8%           8.6%           3.2%           15.1%          10,492
1996, Quarter 2       25.6%          0.5%           17.7%          7.3%           3.0%           32.5%          23,704
1996, Quarter 3       26.5%          1.2%           2.7%           5.9%           2.9%           19.2%          14,363
1996, Quarter 4       28.2%          1.9%           4.3%           6.7%           4.6%           19.3%          14,480
1997, Quarter 1       27.8%          1.3%           3.8%           6.7%           4.8%           18.8%          14,623
1997, Quarter 2       28.3%          1.8%           3.5%           7.1%           4.6%           18.3%          14,668
1997, Quarter 3       26.4%          1.6%           6.2%           7.7%           4.5%           18.8%          15,784
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

                                Dividend Summary
                   ($ in thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                          Estimated
                                                                                                          Cumulative
                      Estimaged Taxable Net   Estimated Taxable     Dividend Declared     Dividend      Undistributed
                      Income Available to     Net Income Per       Dividend Declared     Dividend      Taxable Income
                      Common Shareholders     Common Share (1)    Per Common Share (1)  Pay-out Ratio       (Loss)
-------------------------------------------------------------------------------------------------------------------------
1995, Quarter 4       $        13,176        $        0.325        $         0.240            74%      $       4,882
1996, Quarter 1                12,719                 0.314                  0.255            81%              7,249
1996, Quarter 2                13,359                 0.328                  0.275            84%              9,376
1996, Quarter 3                13,973                 0.341                  0.293            86%              11,194
1996, Quarter 4                8,831                  0.214                  0.310           145%              5,672
1997, Quarter 1                23,849                 0.572                  0.325            57%              15,854
1997, Quarter 2                12,016                 0.283                  0.335           118%              13,524
1997, Quarter 3                14,259                 0.248                  0.345           139%              9,392
-------------------------------------------------------------------------------------------------------------------------

(1) Adjusted for two-for-one common stock split.

   Taxable income differs from the financial statement net income which is determined in accordance with generally accepted accounting principles ("GAAP"). For the three months ended September 30, 1997, the Company's taxable income per share of $0.248 was lower than the Company's declared dividend per share of $0.345. For the nine months ended September 30, 1997, the Company's estimated taxable net income per share of $1.11 was higher than the declared dividend per share of $1.005. The majority of the difference was caused by GAAP and tax differences related to the sale of the single-family operations in May 1996. For tax purposes, the sale of the single-family operations is accounted for on an installment sale basis with annual taxable income of approximately $10 million from 1996 through 2001. Cumulative undistributed taxable income represents timing differences in the amounts earned for tax purposes versus the amounts distributed. Such amounts can be distributed for tax purposes in the subsequent year as a portion of the normal quarterly dividend. Such amounts also include certain estimates of taxable income until such time that the Company files its federal income tax returns for each year.


                         LIQUIDITY AND CAPITAL RESOURCES

   The Company has various sources of cash flow upon which it relies for its working capital needs. Sources of cash flow from operations include primarily cash, net interest margin and the return of principal on the portfolio of investments and the issuance of collateralized bonds. Other borrowings provide the Company with additional cash flow in the event that it is necessary. Historically, these sources have provided sufficient liquidity for the conduct of the Company's operations. However, if a significant decline in the market value of the Company's investment portfolio should occur, the Company's available liquidity from these other borrowings may be reduced. As a result of such a reduction in liquidity, the Company may be forced to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

   In order to grow its equity base, the Company may issue additional capital stock. Management strives to issue such additional shares when it believes existing shareholders are likely to benefit from such offerings through higher earnings and dividends per share than as compared to the level of earnings and dividends the Company would likely generate without such offerings. During the three months ended September 30, 1997, the Company issued 404,300 shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission. The net proceeds from the issuance were approximately $5.7 million for the three months ended September 30, 1997. The Company also issued 532,049 shares of its common pursuant to its dividend reinvestment program for net proceeds of $7.4 million, for the three months ended September 30, 1997.

   The Company borrows funds on a short-term basis to support the accumulation of loans prior to the issuance of collateralized bonds and mortgage- or asset-backed securities. These borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of the existing collateral declines, and may be due on demand or upon the occurrence of certain events. If borrowing costs are higher than the yields on the assets financed with such funds, the Company's ability to acquire or fund additional assets may be substantially reduced and it may experience losses. These short-term borrowings consist of the Company's lines of credit and repurchase agreements. These borrowings are paid down as the Company securitizes or sells loans.

   A substantial portion of the assets of the Company are pledged to secure indebtedness incurred by the Company. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of the Company in the event of the Company's liquidation, except to the extent that the value of such assets exceeds the amount of the indebtedness they secure.

Lines of Credit

   At September 30, 1997, the Company had three credit facilities aggregating $500 million to finance loan fundings of which $300 million expires in 1997 and $200 million expires in 1998. One of these facilities includes several sublines aggregating $300 million to serve various purposes, such as multifamily loan fundings, working capital, and manufactured housing loan fundings, which may not, in the aggregate, exceed the overall facility commitment of $100 million at any time. Unsecured working capital borrowings under this facility are limited to $30 million. The Company expects that these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal. The lines of credit contain certain financial covenants which the Company met as of September 30, 1997. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

Repurchase Agreements

   The Company finances the majority of its investments through collateralized bonds and repurchase agreements. Collateralized bonds are non-recourse to the Company. Repurchase agreements allow the Company to sell investments for cash together with a simultaneous agreement to repurchase the same investments on a specified date for a price which is equal to the original sales price plus an interest component. At September 30, 1997, the Company had outstanding obligations of $1.1 billion under such repurchase agreements. As of September 30, 1997, $417.9 million of various classes of collateralized bonds issued by the Company have been retained by the Company and have been pledged as security for $429.5 million of such repurchase agreements. For financial statement presentation purposes, the Company has classified these $429.5 million of repurchase agreements, secured by collateralized bonds, as collateralized bonds outstanding. The remainder of the repurchase agreements were secured by ARM securities -- $624.3 million, fixed-rate securities -- $20.6 million, other mortgage securities -- $5.0 and loans held for securitization -- $41.0 million.

   Increases in either short-term interest rates or long-term interest rates could negatively impact the valuation of mortgage securities and may limit the Company's borrowing ability or cause various lenders to initiate margin calls for mortgage securities financed using repurchase agreements. Additionally, certain of the Company's ARM securities are AAA or AA rated classes that are subordinate to related AAA rated classes from the same series of securities. Such AAA or AA rated classes have less liquidity than securities that are not subordinated and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying mortgage loans. In instances of a downgrade of an insurer or the deterioration of the credit quality of the underlying mortgage collateral, the Company may be required to sell certain portfolio assets in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses. Collateral for collateralized bonds are not subject to margin calls.

   To reduce the Company's exposure to changes in short-term interest rates on its repurchase agreements, the Company may lengthen the duration of its repurchase agreements secured by mortgage securities by entering into certain futures and/or option contracts. As of September 30, 1997, the Company had no such financial futures or option contracts outstanding.

   Total recourse debt, which consists of repurchase agreements, notes payable and payable for investments purchased, and which excludes collateralized bonds, increased slightly from $1.8 billion for June 30, 1997 to $1.9 billion for September 30, 1997 as a result of new borrowings on loans funded during the third quarter 1997. Total recourse debt should decline during the fourth quarter as the Company securitizes a large portion of loans held for securitization.

                               Total Recourse Debt
                                 ($ in millions)

--------------------------------------------------------------------
                                                         Recourse
                       Total        Total Recourse       Interest
                   Recourse Debt    Debt to Equity    Coverage Ratio
--------------------------------------------------------------------
1995, Quarter 4   $   2,180.4            6.03            1.38
1996, Quarter 1       2,283.5            6.27            1.36
1996, Quarter 2       2,314.0            6.10            1.69
1996, Quarter 3       1,749.5            4.53            1.51
1996, Quarter 4       1,297.4            2.93            1.61
1997, Quarter 1       1,445.3            3.22            1.79
1997, Quarter 2       1,795.7            3.93            1.67
1997, Quarter 3       1,854.0            3.95            1.78
---------------------------------------------------------------

   Potential immediate sources of liquidity for the Company include cash balances and unused availability on the credit facilities described above. The potential immediate sources of liquidity increased 156% during the third quarter of 1997 in comparison to the prior quarter due to the issuance of $100 million of senior notes during July, which were used to pay down such short-term borrowings related to financing loans held for securitization during the accumulation period.

                    Potential Immediate Sources of Liquidity
                                 ($ in millions)

--------------------------------------------------------------------------------------------------------------------
                                                                    Potential          Potential Immediate Sources
                                         Estimated Unused      Immediate Sources of      of Liquidity as a % of
                       Cash Balance     Borrowing Capacity          Liquidity              Total Recourse Debt
--------------------------------------------------------------------------------------------------------------------
1996, Quarter 1        $     8.5        $       32.6           $        41.1                       1.79%
1996, Quarter 2             20.9               102.8                   123.7                       6.56%
1996, Quarter 3             13.8               118.7                   132.5                      10.13%
1996, Quarter 4             11.4               131.8                   143.2                      10.16%
1997, Quarter 1              8.4               139.9                   148.3                      10.26%
1997, Quarter 2              7.9                59.7                    67.6                       4.82%
1997, Quarter 3              8.3               164.6                   172.9                       9.33%
--------------------------------------------------------------------------------------------------------------------

Unsecured Borrowings

   The Company issued two series of unsecured notes payable totaling $50 million in 1994. The proceeds from this issuance were used for general corporate purposes. These notes payable have an outstanding balance at September 30, 1997 of $44 million. Principal payments are made annually in October, with quarterly interest payments due. The notes mature between 1999 and 2001 and bear fixed interest rates of 9.56% and 10.03%, respectively. The Company also has various acquisition notes payable totaling $1.6 million at September 30, 1997.

    On July 14, 1997, the Company issued $100 million of senior unsecured notes maturing on July 15, 2002. The notes bear a fixed interest of 7.875% and semi-annual interest payments in arrears on January 15 and July 15, commencing on January 15, 1998. The net proceeds were initially used to reduce short-term debt related to financing loans held for securitization during the accumulation period.

   The note agreements contain certain financial covenants which the Company met as of September 30, 1997. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

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

   Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

   Economic Conditions. The Company is affected by consumer demand for manufactured housing, multifamily housing and other products which it finances. A material decline in demand for these products and services would result in a reduction in the volume of loans originated by the Company. The risk of defaults and credit losses could increase during an economic slowdown or recession. This could have an adverse effect on the Company's financial performance and the performance on the Company's securitized loan pools.

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

    Dated:  November 14, 1997