Form 10-K
period 1997-12-31
DYNEX CAPITAL INC
filed 1998-03-25
CIK 826675

UNITED STATES
                                             SECURITIES AND EXCHANGE COMMISSION
                                                   Washington, D. C. 20549
                                                          FORM 10-K
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1997
                                      OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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


Title of each class                                             Name of each exchange on which registered
Series A 9.75%  Cumulative Convertible Preferred Stock,          Nasdaq National Market
$.01 par value
Series B 9.55% Cumulative Convertible Preferred Stock, $.01      Nasdaq National Market
par value
Series C 9.73% Cumulative Convertible Preferred Stock, $.01      Nasdaq National Market
par value

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of theSecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes XX   No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of February 28, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $542,631,239 (43,848,989) shares at a closing price on The New York Stock Exchange of $12.375). Common stock outstanding as of February 28, 1998 was 45,543,182 shares.

                        DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 1997, are incorporated by reference into Part III.


                             DYNEX CAPITAL, INC.
                        1997 FORM 10-K ANNUAL REPORT
                             TABLE OF CONTENTS

                                PART I                                   PAGE

Item 1.   BUSINESS..................................................       3

Item 2.   PROPERTIES................................................      15

Item 3.   LEGAL PROCEEDINGS.........................................      15

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......      15

                                PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS...........................      16

Item 6.   SELECTED FINANCIAL DATA...................................      17

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............      18


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............      35

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................     35

                                PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........     35

Item 11.  EXECUTIVE COMPENSATION.....................................     35

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT......................................     35

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............     35

                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.....................................    35

SIGNATURES ...........................................................    38

Item 1.    BUSINESS

GENERAL

     Dynex Capital, Inc. (the "Company") was incorporated in the Commonwealth of Virginia in 1987. References to the "Company" mean the parent company, its wholly-owned subsidiaries and certain other affiliated entities consolidated for financial reporting purposes. The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes and, as such, must distribute substantially all of its taxable income to shareholders and will generally not be subject to federal income tax.

     The Company is a mortgage and consumer finance company which uses its loan production operations to create investments for its portfolio. The Company's primary loan production operations include the origination of mortgage loans secured by multifamily and commercial real estate properties (hereinafter referred to as "commercial loans") and the origination of loans secured by
manufactured  homes.  The  Company  will  generally   securitize  the  loans
funded as collateral for collateralized bonds, limiting its credit risk and providing long-term financing for its portfolio.

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

Business Focus and Strategy

     The Company'strives to create a diversified portfolio of investments that in the aggregate generates stable income for the Company in a variety of interest rate environments and preserves the capital base of the Company.
The Company'seeks to generate growth in earnings and dividends per share in a variety of ways, including (i) adding investments to its portfolio when opportunities in the market are favorable; (ii) developing production capabilities to originate and acquire financial assets in order to create attractively priced investments for its portfolio, as well as control the underwriting and servicing of such financial assets and (iii) increasing the efficiency with which the Company utilizes its equity capital over time.
To increase potential returns to shareholders, the Company also employs leverage through the use of secured borrowings and repurchase agreements to fund a portion of its portfolio investments. The Company's specific strategies for its lending operations and investment portfolio are discussed below.

Lending Strategies

     The Company strives to be a vertically integrated lender by performing the sourcing, underwriting, funding and servicing of loans to maximize efficiency and provide superior customer service. The Company adheres to the following business strategies in its lending operations:

     develop loan production capabilities to originate and acquire financial assets in order to create attractively priced investments for its portfolio, generally at a lower cost than if investments with comparable risk profiles were purchased in the secondary market;

     focus on loan products that maximize the advantages of the REIT tax election;

     emphasize direct relationships with the borrower and minimize, to the extent practical, the use of origination intermediaries;

     use internally generated guidelines to underwrite loans for all product types and maintain centralized loan pricing; and

     perform the servicing function for loans on which the Company has credit exposure; emphasizing the use of early intervention, aggressive collection and loss mitigation techniques in the servicing process to manage and seek to reduce delinquencies and to minimize losses in its securitized loan pools.

Investment Portfolio Strategies

The Company adheres to the following business strategies in managing its investment portfolio:

     use its loan origination capabilities to provide assets for it investment portfolio, generally at a lower effective cost than if investments of comparable risk profiles were purchased in the secondary market;

     securitize its loan production to provide long-term financing for its investment portfolio and to reduce the Company's liquidity, interest rate and credit risk;

     utilize leverage to finance purchases of loans and investments in line with prudent capital allocation guidelines which are designed to balance the risk in certain assets, thereby increasing potential returns to shareholders while seeking to protect the Company's equity base;

     structure borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond (within a range of one to six months) to the interest rate adjustment indices and interest rate adjustment periods of the related asset; and

     utilize interest rate caps, swaps and similar instruments and securitization vehicles with such instruments embodied in the structure to mitigate the risk of the cost of its variable rate liabilities increasing at a faster rate than the earnings on its assets during a period of rising interest rates.


 Lending Operations

     The Company's primary lending activities include commercial mortgage lending and manufactured housing lending. The Company will provide mortgage financing for apartment properties, assisted living and retirement housing, limited and full service hotels, urban and suburban office buildings, retail shopping strips and centers, light industrial buildings and manufactured housing parks. The Company's manufactured housing production includes installment loans, land/home loans and inventory financing to manufactured housing dealers. In addition to these primary sources of loan production, the Company leases and provides financing to builders of single family homes that serve as model homes for those builders and purchases and manages real estate property tax portfolios. Additionally, the Company has purchased and may continue to purchase single family mortgage loans on a "bulk" basis from time to time.

     The main purposes of the Company's production operations are to enhance the return on shareholders' equity ("ROE") by earning a favorable net interest spread while loans are being accumulated for securitization and to create investments for the Company's portfolio at a lower cost than if such investments were purchased from third parties. The creation of such investments generally involves the issuance of collateralized bonds or pass-through securities collateralized by the loans generated from the Company's production activities, and the retention of one or more classes of the collateralized bonds or securities relating to such issuance. The securitization of loans as collateralized bonds and pass-through securities generally limits the Company's credit and interest rate risk in contrast to retaining loans in the portfolio in whole-loan form.

The following table summarizes the production activity for the three years ended December 31, 1997, 1996 and 1995.

                                                  Loan Production Activity
                                                      ($ in thousands)



--------------------------------------------------- -- --------------------------------------------------
                                                               For the Years Ended December 31,
                                                       --------------------------------------------------

                                                         1997                 1996              1995
                                                    --------------       --------------    --------------
Commercial                                           $     290,988 (1)    $     201,496     $      18,432
Manufactured housing                                       265,906               41,031                 -
Single family                                                    -              499,288           875,521
Specialty finance                                          168,965               35,505               184
                                                    -- -----------       -- -----------    -- -----------
   Total fundings through direct production                725,859              777,320           894,137
Securities acquired through bond calls                     493,152                    -                 -
Single family fundings through bulk  purchases           1,271,479              731,460            22,433
                                                    == ===========       == ===========    == ===========
    Total fundings                                   $   2,490,490        $   1,508,780     $     916,570
                                                    == ===========       == ===========    == ===========

Principal amount of loans and securities
  securitized or sold                                $   2,278,633        $   1,357,564     $   1,172,101
                                                    == ===========       == ===========    == ===========



(1) Included in commercial fundings were $49 million of loans funded in connection with the issuance of tax-exempt bonds. These loans are not included in the balance of the loans held for securitization, as funding for these loans was provided by the sale of tax-exempt bonds.

     During 1997, the Company funded $291 million of commercial mortgage loans consisting of $118 million of multifamily loans, $49 million in construction/permanent loans and $124 million in other types of commercial loans. The majority of the multifamily loans funded in 1997 consist of permanent mortgage loans on properties that have been allocated low income housing tax credits. The Company initiated a construction/permanent lending program on multifamily properties in the fourth quarter of 1997. The majority of such construction/permanent loans related to mortgage loans securing tax-exempt bonds. Other types of commercial loans consist primarily of loans on hotels, office buildings, light industrial space and distribution centers. As of December 31, 1997, commitments to fund commercial loans were approximately $642 million. Additionally, the Company securitized $314 million of its commercial loan production through a collateralized bond issuance in October 1997.

     During 1997, the Company funded $266 million of manufactured housing loans and as of December 31, 1997, had commitments outstanding to fund
$56 million of such loans. The Company securitized a total of $235 million of its manufactured housing production through the issuance of two collateralized bonds during 1997.

     The Company's specialty finance businesses funded $169 million during 1997. Such fundings principally included the purchase and leaseback or financing of $110 million of model homes and the acquisition of $39 million of property tax liens.

     The Company owns the right to call $1.0 billion of securities previously issued by the Company once the outstanding value of such securities reaches 35% or less of the original amount issued. During 1997, the Company exercised its call rights on $493 million of such securities. These securities were included in new securitizations during 1997.

     Additionally, during 1997, the Company purchased $1.3 billion of single family ARM loans through various bulk purchases. The Company will continue to purchase single family loans on a bulk basis to the extent, that upon securitization, such purchases would generate a favorable return to the Company on a proforma basis. All of the single family ARM loans purchased were securitized through the issuance of the collateralized bonds in 1997.

Commercial Lending Operations

     The Company originates commercial mortgage loans which are secured primarily by multifamily properties, as well as limited service hotels, office buildings, light industrial and warehouse spaces, retirement homes, distribution centers and retail space. The Company originally entered the commercial market in 1992 as a multifamily lender focused on multifamily mortgage loans secured by apartment properties that qualified for low-income housing tax credits ("LIHTCs") under Section 42 of the Internal Revenue Code. Since 1992, the Company has funded or provided loan commitments for approximately $1 billion of LIHTC communities nationwide. The Company believes that it is one of the country's leading LIHTC lenders, with an estimated market share of 15%. In 1997, the Company broadened its commercial mortgage lending beyond LIHTC apartment properties to include apartment properties that have not received LIHTCs, assisted living and retirement housing, limited service hotels, office buildings, retail shopping strips and centers and light industrial buildings.

LIHTC Lending
     Approximately one-third of all multifamily housing starts during 1997 were LIHTC properties. For property owners to comply with the LIHTC regulations, owners must "set aside" at least 20% of the units for rental to families with income of 50% or less of the median income for the locality as determined by the Department of Housing and Urban Development (HUD), or at least 40% of the units to families with income of 60% or less of the HUD median income. Most owners elect the "40-60 set-aside" and designate 100% of the units in the project as LIHTC units. Additionally, rents cannot exceed 30% of the annual HUD median income adjusted for the unit's designated "family size."

     Generally, the LIHTCs are sold by the developers to investors prior to construction in order to provide additional equity for the project. The sale of the LIHTCs typically provides funds equal to approximately 50% of the construction costs of the project. The multifamily loans made by the Company normally fund the difference between the project cost (including a fee to the developer) and the funds generated from the sale of the LIHTCs. The average principal balance of LIHTC loans originated in 1997 was $3.5 million, ranging in size from $1.0 million to $10.0 million. The multifamily mortgage loans originated by the Company are currently sourced through direct relationships with the developers and syndicators of LIHTCs.
There are no correspondent or broker relationships.

Multifamily Construction/Permanent Lending
     As a part of its product expansion efforts during 1997, the Company began offering a multifamily construction/permanent loan program for LIHTC properties. The construction loans range in size from $1 million to $10 million with a loan-to-value of 80% or less of the appraised property value. The Company underwrites each property to its required debt service coverage and loan-to-value levels, and serves as the construction loan administrator on each property.

Tax-exempt Bonds
     The Company facilitates the issuance of tax-exempt multifamily housing bonds, the proceeds of which are used to fund mortgage loans on multifamily properties. The Company enters into standby commitment agreements whereby the Company is required to pay principal and interest to the bondholders in the event there is a payment shortfall on the underlying mortgage loans.
     In addition, the Company is required to purchase the bonds if such bonds are not able to be remarketed by the remarketing agent. The bonds are remarketed in the tax-exempt market generally every seven days. The Company has provided letters of credit to support its obligations in amounts equal $25.9 million at December 31, 1997. There were nooutstanding letters of credit at December 31, 1996.

Other Commercial Lending
     The Company's expansion into non-multifamily commercial lending during 1997 was due to several factors: (i) to increase volume to expedite securitizations, (ii) to capitalize on the underwriting, closing and servicing infrastructure that the Company already had in place, and (iii) to benefit in the securitization rating levels from a more diversified pool of loans. The commercial loans are combined with the multifamily loans and securitized through the issuance of collateralized bonds.

     The Company sources these commercial loans through direct relationships with developers, property owners and on a selected basis from commercial mortgage bankers. The Company's underwriting guidelines for other commercial mortgage loans are generally consistent with rating agency and investor requirements.

     The other commercial mortgages primarily have fixed interest rates with loan sizes that generally vary from $1 million to $20 million. The product types include mainly limited service hotels, industrial warehouse, distribution centers, retirement homes, retail and office property.

Risk Management
     Because the Company funds and commits to fund commercial loans at fixed-interest rates, the Company is exposed to interest rate risk to the extent that interest rates increase prior to the time such loans are securitized. The Company'strives to mitigate such risk by the use of futures contracts and forward contracts of US treasury securities with duration characteristics similar to such loans and loan commitments.

Manufactured Housing Lending Operations

     The Company has been funding  manufactured  housing  loans since 1996.
The Company believes the manufactured housing lending market is growing as a result of strong customer demand. The market for loans on new manufactured homes is approximately $14 billion annually, and is expected to grow as shipments of multi-section homes relative to single-section homes increases and average loan size increases. The manufactured home is gaining greater market acceptance as the product's quality improves and its affordability remains attractive versus site built housing.

     A manufactured home is distinguished from a traditional single family home in that the housing unit is constructed in a plant, transported to the site and secured to a pier or a foundation, whereas a single family home is built on the site. The majority of the manufactured housing loans are in the form of a consumer installment loan (i.e., a personal property loan) in which the borrower rents or owns the land underlying the manufactured home. However, an increasing percentage of these loans are in the form of a "land/home" loan, a first lien mortgage loan. The Company offers both fixed and adjustable rate loans with terms ranging from 7 to 30 years. The Company underwrites all loans which it originates. As of December 31, 1997, the Company had $56 million in principal balance of manufactured housing loans in inventory and had commitments outstanding of approximately $56 million. As of December 31, 1997, the average funded amount per loan is approximately $40,000. To date, approximately 96% of the Company's loan fundings have been fixed interest rate loans.

     The Company has two primary distribution channels -- its dealer network and direct lending. Substantially all new manufactured homes are sold through manufactured housing dealers. Approximately 90% of these homes are financed. There are over 7,000 manufactured housing dealers operating in the United States, many with multiple sales locations. The Company plans to expand its distribution channels to nearly all sources for manufactured housing loans by establishing relationships with park owners, developers of manufactured housing communities, manufacturers of manufactured homes, brokers and correspondents. As of December 31, 1997, the Company had 1,113 approved dealers with 1,867 sales locations.

     The Company services its dealer network through its home office in Virginia and its five regional offices located in North Carolina, Georgia, Texas, Ohio and Washington. The Company also has three district sales offices. Each regional office supports three to four district sales managers who establish and maintain relationships with manufactured housing dealers. By using the home/regional/district office structure, the Company has created a decentralized customer service and loan origination organization with centralized controls and support functions. The Company believes that this approach also provides the Company with a greater ability to maintain customer service, to respond to market conditions, to enter and exit local markets and to test new products.

Inventory Financing.
     The Company offers inventory financing, or "lines of credit," to retail dealers for the purpose of purchasing manufactured housing inventory to display and sell to customers. Under such arrangements, the Company will lend against the dealer's line of credit when an invoice representing the purchase of a manufactured home by a dealer is presented to the Company by the manufacturer of the manufactured home. Prior to approval of the line of credit for the dealer, the Company will perform a financial review of the manufacturer as well as the dealer. The Company performs monthly inspections of the dealer's inventory financed by the Company and annual reviews of both the dealer and the manufacturer. The Company believes that offering this product will increase market presence and will enable the Company to improve its positioning with the dealers and manufacturers.

     Manufactured housing loans originated by the Company are primarily fixed-rate loans. To reduce interest rate risk associated with these fixed-rate loans, the Company utilizes interest rate forwards, futures and swaps until the pool ofloans is securitized. To date, the loans have been securitized through the issuance of variable rate bonds, with the interest on a portion of such bonds swapped to a fixed rate through an interest rate swap agreement.

Specialty Finance

Model Home Sales/Leaseback and Lending.
     The Company provides financing to single family home builders through a sale/leaseback program in which the Company purchases single family homes from builders and the builders simultaneously lease back the homes for use as models. The Company also provides loans to builders secured by the single family homes used as models. The Company has an appraisal performed on each home and limits the amount of the loan or purchase price for the homes to a predetermined percentage of each home's appraised value. Upon expiration of the lease period, the Company'sells the home to a third-party buyer. The lease terms are generally 12-24 months and can be extended at the option of the builder upon approval of the Company. During 1997, the Company purchased and subsequently leased back or provided financing to builders for $116 million of models homes. At December 31, 1997, the Company had $131 million of model homes on lease or had provided financing to 21 builders throughout the United States and Mexico.

     Property Tax Receivables. Since 1993, the Company has been involved in the purchase and management of property tax receivables from various state and local jurisdictions. A property tax receivable is a delinquent tax on real property that has a lien status superior to any mortgage (and most other liens) on the property. As a result, the property tax receivables generally have a very low "lien-to-value". Various jurisdictions sell these property tax receivables to investors, as the private sector is more efficient and better equipped to collect the taxes and to get the properties back on the tax rolls. The Company offers payment plans to taxpayers in order to assist them in bringing their property taxes current. In the event the taxpayer does not pay the property tax receivable, the Company has the right to foreclose on the property to recover the amount of the tax and associated costs.

     The Company had $42 million of property tax receivables at December 31, 1997 in five states. Over 80% of the property tax receivables are on single family residential properties. The Company has established local offices responsible for collecting the property tax receivables, and if necessary, foreclosing on the properties in the event that the collection efforts fail. Due to the short duration of the property tax receivables, the Company holds such assets in the portfolio with no current plans to securitize them.

Single Family Lending

     Pursuant to the terms of the sale of the Company's single family mortgage operations to a subsidiary of Dominion Resources, Inc. during the second quarter of 1996, the Company is precluded from originating or purchasing certain types of single family loans through a wholesale or correspondent network through April, 2001. However, the Company may purchase any type of single family loans on a bulk basis, i.e., in blocks of $25 million or more, and may originate loans on a retail basis. Currently, the Company purchases "A" quality adjustable-rate, single family loans on a bulk basis to the extent that the Company can generate a favorable return on investment upon securitization. Due to the sale of its single family mortgage operations, the Company does not currently have the internal capability to directly underwrite single family mortgage loans. In the future, the Company may re-establish an internal capability for single family mortgage loans. In the interim, the Company may utilize independent contractors to assist in the underwriting and servicing of such loans. During 1997, the Company purchased $1.3 billion of single family, "A" quality loans through such bulk loan purchases and securitized the entire amount.

Loan Servicing

     During 1996, the Company established the capability to service both commercial and manufactured housing loans funded through its production operations. The purpose of servicing the loans funded through the production operations is to manage the Company's credit exposure more effectively while the loans are held for securitization, as well as to limit the credit exposure that is usually retained when the Company securitizes the pool of loans. The
commercial  servicing  function is  located  in  Glen  Allen,   Virginia  and
includes collection and remittance of principal and interest payments, administration of tax and insurance accounts, management of the replacement reserve funds, collection of certain insurance claims and, in the event of default, the workout of such situations through either a modification of the loan or the foreclosure and sale of the property.

     The manufactured housing servicing function is operated in Fort Worth, Texas. As the servicer of manufactured housing loans, the Company is responsible for the collection of monthly payments, and if the loan defaults, the resolution of the defaulted loan through either a modification of the loan or the repossession and sale of the related property. With manufactured housing loans, minimizing the time between the date the loan goes in default and the time that the manufactured home is repossessed and sold is critical to mitigating losses on these loans.

Loan Securitization Strategy


     The Company primarily uses funds provided by its senior notes, bank borrowings and equity to finance loan production when loans are initially funded. When a sufficient volume of loans is accumulated, the loans are securitized through the issuance of collateralized bonds. As a result of the reduction in the availability of mortgage pool insurance, and the Company's desire to reduce both its recourse borrowings as a percentage of its overall borrowings and the variability of its earnings, the Company has utilized the collateralized bond structure for securitizing substantially
all of its loan production   since  the  beginning  of  1995.   Prior  to 1995,
the  Company   issued   pass-through   securities,   in  a senior-subordinated
structure or with pool insurance.

      The Company believes that securitization is an efficient and cost effective way to (i) reduce capital otherwise required to own the loans in whole loan form; (ii) limit the Company's credit exposure on the loans;
(iii)lower the overall cost of financing the loans and (iv) limit the Company's exposure to interest rate and/or valuation risk, depending on the securitization structure. The length of time between when the Company funds the loan and when it securitizes such loan varies depending on certain factors including the loan volume, fluctuations in the prices of securities and variations in the securitization process.

     The securities are structured by the Company'so that a substantial portion of the securities are rated in one of the two highest rating categories (i.e., AAA or AA) by at least one of the nationally recognized rating agencies. In contrast to mortgage-backed securities in which the principal and interest payments are guaranteed by the U. S. government or an agency thereof, securities created by the Company do not benefit from any such guarantee.
The ratings for the Company's collateralized bonds are based on the perceived credit risk by the applicable rating agency of the underlying mortgage loans, the structure of the securities and the associated level of credit enhancement. Credit enhancement is designed to provide protection to one or more classes of security holders in the event of a borrower default and to protect against other losses, including those associated with fraud or reductions in the principal balances or interest rates on mortgage loans as required by law or a bankruptcy court. Credit enhancement for these securities may
take  the  form  of over-collateralization,   subordination,  reserve  funds,
mortgage pool insurance, bond insurance, third-party limited guaranties or any combination of the foregoing. The Company'strives to use the most cost effective security structure and form of credit enhancement available at the time of securitization. Each series of securities is expected to be fully payable from the collateral pledged to secure the series.

Master Servicing

     The Company performs the function of master servicer for certain of the securities it has issued, including all of the securities it has issued since 1995. The master servicer's function typically includes monitoring and reconciling the loan payments remitted by the servicers of the loans, determining the payments due on the securities and determining that the funds are correctly sent to a trustee or investors for each series of securities. Master servicing responsibilities also include monitoring the servicers' compliance with its servicing guidelines. As master servicer, the Company is paid a monthly fee based on the outstanding principal balance of each such loan master serviced or serviced by the Company as of the last day of each month. As of December 31, 1997, the Company master serviced $4.0 billion in securities.



Investment Portfolio

     The core of the Company's earnings is derived from its investment portfolio. The Company's strategy for its investment portfolio is to create a diversified portfolio of high quality assets that in the aggregate generates stable income in a variety of interest rate and prepayment environments and preserves the Company's capital base. In many instances, the investment strategy involves not only the creation of the asset, but also structuring the related securitization or borrowing to create a stable yield profile and reduce interest rate and credit risk.

     The Company continuously monitors the aggregate cash flow, projected net yield and market value of its investment portfolio under various interest rate and prepayment environments. While certain investments may perform poorly in an increasing or decreasing interest rate environment, certain investments may perform well, and others may not be impacted at all. Generally, the Company adds investments to its portfolio which are designed to increase the diversification and reduce the variability of the yield produced by the portfolio in different interest rate environments.

     Credit Quality. The investment portfolio is of very high credit quality. Excluding certain securities where the risk is primarily the rate of prepayments and not credit, 98% of the Company's investments relate to securities rated AA or AAA by at least one rating agency. These ratings are based on AAA rated bond insurance, mortgage pool insurance or subordination. On securities where the Company has retained a portion of the credit risk below the investment grade level (BBB), the Company's maximum exposure to credit losses (net of discounts, reserves and third party guarantees) was $87 million as of December 31, 1997.

     Composition. The following table presents the balance sheet composition of the investment portfolio by investment type and the percentage of the total investments as of December 31, 1997 and 1996.



----------------------------------------------------------------------------------------------------
                                                           As of December 31,
                                        ------------------------------------------------------------
                                                   1997                            1996
----------------------------------------------------------------------------------------------------
(amounts in thousands)                     Balance       % of             Balance       % of
                                                           Total                          Total
bonds
      Mortgage securities:
         Adjustable-rate mortgage             386,159          7              758,746         19
securities
         Fixed-rate mortgage                   23,065          1               32,535          1
securities
         Derivative and residual              104,526          2               98,931          3
securities
      Other investments                       214,120          4               98,943          3
   Loans held for securitization              235,023          4              265,537          6
                                        ---------------- ------------    -------------  ------------

          Total investments              $  5,338,454        100%        $  3,953,034       100 %
                                        ================ ============    =============  ============

----------------------------------------------------------------------------------------------------

     Collateral for collateralized bonds. Collateral for collateralized bonds represents the single largest investment in the Company's portfolio. Interest margin on the net investment in collateralized bonds (defined as the principal balance of collateral for collateralized bonds less the principal balance of the collateralized bonds outstanding) is derived primarily from the difference between (i) the cash flow generated from the collateral pledged to secure the collateralized bonds and (ii) the amounts required for payment on the collateralized bonds and related insurance and administrative expenses. Collateralized bonds are generally non-recourse to the Company. The Company's yield on its net investment in collateralized bonds is affected primarily by changes in interest rates and prepayment rates and, to a lesser extent, credit losses on the underlying loans. The Company may retain for its investment portfolio certain classes of the collateralized bonds issued and pledge such classes as collateral for repurchase agreements. Collateral for collateralized bonds is composed primarily of ARM securities with indices based on six-month LIBOR and one-year CMT. The Company's current lending production is predominantly fixed-rate loans, and accordingly the mix of adjustable-rate versus fixed-rate loans may change in future periods.

     ARM securities. Another segment of the Company's portfolio is the investments in ARM securities. The interest rates on the majority of the Company's ARM securities reset every six months and the rates are subject to both periodic and lifetime limitations. Generally, the Company finances a portion of its ARM securities with repurchase agreements, which have a fixed rate of interest over a term that ranges from 30 to 90 days and, therefore, are not subject to repricing limitations. As a result, the net interest margin on the ARM securities could decline if the spread between the yield on the ARM security versus the interest rate on the repurchase agreement was to be reduced.

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

     Derivative and residual securities. Derivative and residual securities consist primarily of interest-only securities ("I/Os"), principal-only securities ("P/Os") and residual interests which were either purchased or were created through the Company's production operations. An I/O is a class of a collateralized bond or a mortgage pass-through security that pays to the holder substantially all interest. A P/O is a class of a collateralized bond or a mortgage pass-through security that pays to the holder substantially all principal. Residual interests represent the excess cash flows on a pool of mortgage collateral after payment of principal, interest and expenses of the related mortgage-backed security or repurchase arrangement. Residual interests may have little or no principal amount and may not receive scheduled interest payments. Included in the residual interests at December 31, 1997 was $81 million of equity ownership in residual trusts which own collateral financed with repurchase agreements. The collateral consists primarily of agency ARM securities. The Company's borrowings against its derivative and residual securities is limited by certain loan covenants to 3% of shareholders' equity. The yields on these securities are affected primarily by changes in prepayment rates and by changes in short-term interest rates.

     Other investments. Other investments consists primarily of single family homes purchased and simultaneously leased back to home builders.
At the end of each lease, generally after a twelve to eighteen month lease term, the Company will sell the home. Also included in other investments are property tax receivables and an installment note received as part of the consideration for the sale of the single family mortgage operations in 1996.

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

     Approximately $4.1 billion of the Company's investment portfolio as of December 31, 1997 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the ARM securities and collateral for collateralized bonds relative to the rate resets on the associated borrowings and (ii) rate resets on the ARM loans which are generally limited to 1% every six months and subject to lifetime caps, while the associated borrowings have no such limitation. As short-term interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the cost or proceeds of interest rate swap, cap or floor agreements.

     Because of the 1% periodic cap nature of the ARM loans underlying the ARM securities, these securities may decline in market value in a rising interest rate environment. In a rapidly increasing rate environment, as was experienced in 1994, a decline in value may be significant enough to impact the amount of funds available under repurchase agreements to borrow against these securities. In order to maintain liquidity, the Company may be required to sell certain securities. To mitigate this potential liquidity risk, the Company strives to maintain excess liquidity to cover any additional margin required in a rapidly increasing interest rate environment, defined as a 3% increase in short-term interest rates over a twelve-month time period. The Company has also entered into an interest rate swap transaction aggregating $1.02 billion notional amount, which is designed to protect the Company's cash flow and earnings on the ARM securities and certain collateral on collateralized bonds in a rapidly rising interest rate environment. Under the terms of this interest rate swap agreement, the Company receives payment if one-month LIBOR increases by 1% or more in any six-month period. Finally, the Company has purchased $1.5 billion notional amount of interest rate cap agreements to reduce the risk of the lifetime interest rate limitation on the ARM securities and on certain collateralized bonds owned by the Company. Liquidity risk also exists with all other investments pledged as collateral for repurchase agreements, but to a lesser extent.

     The remaining portion of the Company's investments portfolio as of December 31, 1997, approximately $1.2 billion, is comprised of loans or securities that have coupon rates that are either fixed or do not reset within the next 15 months. The Company has limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds and notes payable, (ii) interest rate swap agreements (Company receives floating, pays fixed) and (iii) equity, which in the aggregate totals approximately $1.2 billion as of the same date. Overall, the Company's interest rate risk is primarily related to the rate of change in short term interest rates, not the level of short term interest rates.

Risks

     The Company is exposed to three types of risks inherent in its investment portfolio. These risks include credit risk (inherent in the loans before securitization and the security structure after securitization), prepayment/ interest rate risk (inherent in the underlying loan) and margin call risk (inherent in the security if it is used as collateral for borrowings).
In general, the Company has developed analytical tools and risk management strategies to monitor and address these risks, including (i) weekly mark-to-market of a representative basket of securities within the portfolio, (ii) monthly analysis using advanced option-adjusted spread ("OAS") methodology to calculate the expected change in the market value of various assets within the portfolio under various extreme scenarios; (iii) a monthly static cash flow and yield projection under 49 different scenarios, and (iv) a monthly "Portfolio Committee" meeting to review the status of the portfolio, changes in the portfolio and any issues and recommendations. Additionally, the portfolio status is reviewed with the Board of Directors on a quarterly basis. Such tools allow the Company to continually monitor and evaluate its exposure to these risks and to manage the risk profile of the investment portfolio in response to changes in the risk profile. While the Company may use such tools, there can be no assurance the Company will accomplish the goal of adequately managing the risk profile of the investment portfolio.

     Credit Risk. When a loan is funded and becomes part of the Company's investment portfolio, the Company has all of the credit risk on the loan should it default. Upon securitization of the pool of loans, the credit risk retained by the Company is generally limited to the net investment in collateralized bonds and subordinated securities. The Company began to retain a portion of the credit risk on securitized mortgage loans in 1994 as mortgage pool insurance became less available in the market and as the Company diversified into other products. To the extent the Company has credit exposure on a pool of loans after securitization, the Company will generally utilize its servicing capabilities in an effort to better manage its credit exposure. The Company evaluates and monitors its exposure to credit losses and has established reserves and discounts for anticipated credit losses based upon estimated future losses on the loans, general economic conditions and trends in the portfolio. As of December 31, 1997, the Company's maximum credit exposure (net of discounts, reserves and guarantees from a third party) on its investment portfolio (excluding loans held for securitization) is $87 million or less than 16% of total equity.
The reserve relating to loans held for securitization was $2 million or 0.76% of total loans held for securitization at December 31, 1997.

     Prepayment/Interest Rate Risk. The Company strives to structure its portfolio of investments to provide stable spread income in a variety of prepayment and interest rate scenarios. To manage prepayment risk (i.e. from a decline in long-term rates on fixed rate assets, or a flattening or inverse yield curve as to ARM assets), the Company minimizes the amount of "interest-only" investments or premium on assets. Thus, in a period of low interest rates or a flat yield curve, the Company should not have a material earnings exposure to rapid amortization or write-down of assets due to faster prepayments. The Company has, in aggregate, less than $69 million of asset premium and "interest-only" investments. In addition, future earnings may be lowered as a result of the reduction in the interest earning assets from the increased prepayment speeds.

     The Company also views its hedging activities as a tool to manage interest rate risk. To manage interest rate spread risk as a result of a rapid increase in short term rates, the Company has entered into a $1.02 million interest rate swap agreement which essentially removes the 1% periodic cap on certain six-month ARM assets. Additionally, if short term rates were to rise significantly, the Company has over $1 billion in interest rate cap agreements (with strike prices between 9% and 11%) which would limit the Company's borrowing cost on its $1.0 billion of short term debt.

     Margin Call Risk. The Company uses repurchase agreements to finance a portion of its investment portfolio. This financing structure exposes the Company to "margin calls" if the market value of the assets pledged as collateral for the repurchase agreements declines. The Company has established a target equity requirement for each type of investment to take into account the price volatility and liquidity of each such investment. The Company models and plans for the margin call risk related to its repurchase borrowings through the use of its OAS model to calculate the projected change in market value of its investments that are pledged as collateral for repurchase borrowings under various adverse scenarios. The Company generally maintains enough immediate or available liquidity to meet margin call requirements if short-term interest rates increased up to 300 basis points over a one-year period. As of December 31, 1997, the Company had total repurchase agreements outstanding of $889 million, secured by collateralized bonds retained, ARM securities, fixed-rate mortgage securities and derivative and residual securities at their market values of $524 million, $389 million, $21 million and $9 million, respectively.

     The Company also has liquidity risk inherent to its investment in certain residual trusts. These trusts are subject to margin calls and the Company, at its option, may provide additional equity to the trust to meet the margin call. Should the Company not provide the additional equity, the assets of the trust could be sold to meet the trusts' obligations, resulting in a potential loss to the Company.

     Since 1996, the Company has structured all of its ARM loan securitizations as collateralized bonds, with the financing, in effect, incorporated into the bond structure. This structure eliminates the need for repurchase agreements on such collateral, and consequently eliminates the margin call risk and to a lesser degree the interest rate risk. During 1997 and 1996, the Company issued approximately $2.4 billion and $1.8 billion, respectively in collateralized bonds. The Company plans to continue to use collateralized bonds as its primary securitization vehicle.


                               FEDERAL INCOME TAX CONSIDERATIONS

General

     The Company and its qualified REIT subsidiaries (collectively "Dynex REIT") believes it has complied and, intends to comply in the future, with the requirements for qualification as a REIT under the Internal Revenue Code (the
Code). To the extent that Dynex REIT qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed to shareholders. However, various affiliated companies, which conduct the production operations and are included in the Company's consolidated financial statements prepared in accordance with generally accepted accounting principles ("GAAP"), are not qualified REIT subsidiaries. Consequently, all of the nonqualified REIT subsidiaries' taxable income is subject to federal and state income taxes.

     The REIT rules generally require that a REIT invest primarily in real estate-related assets, that its activities be passive rather than active and that it distribute annually to its shareholders substantially all of its taxable income. The Company could be subject to income tax if it failed to satisfy those requirements or if it acquired certain types of income-producing real property. Although no complete assurances can be given, Dynex REIT does not expect that it will be subject to material amounts of such taxes.

     Dynex REIT's failure to satisfy certain Code requirements could cause the Company to lose its status as a REIT. If Dynex REIT failed to qualify as a REIT for any taxable year, it would be subject to federal income tax (including any applicable minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders. As a result, the amount of after-tax earnings available for distribution to shareholders would decrease substantially. While the Board of Directors intends to cause Dynex REIT to operate in a manner that will enable it to qualify as a REIT in future taxable years, there can be no certainty that such intention will be realized.

Qualification of the Company as a REIT

     Qualification as a REIT requires that Dynex REIT satisfy a variety of tests relating to its income, assets, distributions and ownership. The significant tests are summarized below.

     Sources of Income. To continue qualifying as a REIT in any taxable year beginning 1998, Dynex REIT must satisfy two distinct tests with respect to the sources of its income: the "75% income test" and the "95% income test". The 75% income test requires that Dynex REIT derive at least 75% of its gross income (excluding gross income from prohibited transactions) from certain real estate-related sources.

     In order to satisfy the 95% income test, 95% Dynex REIT's gross income for the taxable year must consist either of income that qualifies under the 75% income test or certain other types of passive income.

     If Dynex REIT fails to meet either the 75% income test or the 95% income test, or both, in a taxable year, it might nonetheless continue to qualify as a REIT, if its failure was due to reasonable cause and not willful neglect and the nature and amounts of its items of gross income were properly disclosed to the Internal Revenue Service. However, in such a case Dynex REIT would be required to pay a tax equal to 100% of any excess non-qualifying income.

     Nature and Diversification of Assets. At the end of each calendar quarter, three asset tests must be met by Dynex REIT. Under the 75% asset test, at least 75% of the value of Dynex REIT's total assets must represent cash or cash items (including receivables), government securities or real estate assets. Under the "10% asset test", Dynex REIT may not own more than 10% of the outstanding voting securities of any single non-governmental issuer, if such securities do not qualify under the 75% asset test. Under the "5% asset test," ownership of any stocks or securities that do not qualify under the 75% asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5% of the value of the total assets of Dynex REIT.

     If Dynex REIT inadvertently fails to satisfy one or more of the asset tests at the end of a calendar quarter, such failure would not cause it to lose its REIT status, provided that (i) it satisfied all of the asset tests at the close of a preceding calendar quarter and (ii) the discrepancy between the values of Dynex REIT's assets and the standards imposed by the asset tests either did not exist immediately after the acquisition of any particular asset or was not wholly or partially caused by such an acquisition. If the condition described in clause (ii) of the preceding sentence was not satisfied, Dynex REIT still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.

     Distributions. With respect to each taxable year, in order to maintain its REIT status, Dynex REIT generally must distribute to its shareholders an amount at least equal to 95% of the sum of its "REIT taxable income" (determined without regard to the deduction for dividends paid and by excluding any net capital gain) and any after-tax net income from certain types of foreclosure property minus any "excess noncash income." The Code provides that distributions relating to a particular year may be made in the following year, in certain circumstances. The Company will balance the benefit to the shareholders of making these distributions and maintaining REIT status against their impact on the liquidity of the Company. In an unlikely situation, it may benefit the shareholders if the Company retained cash to preserve liquidity and thereby lose REIT status.

     For federal income tax purposes, Dynex REIT is required to recognize income on an accrual basis and to make distributions to its shareholders when income is recognized. Accordingly, it is possible that income could be recognized and distributions required to be made in advance of the actual receipt of such funds by Dynex REIT. The nature of Dynex REIT's investments is such that it expects to have sufficient cash to meet any federal income tax distribution requirements.

Taxation of Distributions by the Company

     Assuming that Dynex REIT maintains its status as a REIT, any distributions that are properly designated as "capital gain dividends" will generally be taxed to shareholders as long-term or mid-term capital gains, regardless of how long a shareholder has owned his shares. Any other distributions out of Dynex REIT's current or accumulated earnings and profits will be dividends taxable as ordinary income. Distributions in excess of Dynex REIT's current or accumulated earnings and profits will be treated as tax-free returns of capital, to the extent of the shareholder's basis in his shares and, as gain from the disposition of shares, to the extent they exceed such basis. Shareholders may not include on their own tax returns any of Dynex REIT ordinary or capital losses. Distributions to shareholders attributable to "excess inclusion income"' of Dynex REIT will be characterized as excess inclusion income in the hands of the shareholders. Excess inclusion income can arise from Dynex REIT's holdings of residual interests in real estate mortgage investment conduits and in certain other types of mortgage-backed security structures created after 1991. Excess inclusion income constitutes unrelated business taxable income ("UBTI") for tax-exempt entities (including employee benefit plans and individual retirement accounts) and it may not be offset by current deductions or net operating loss carryovers. In the unlikely event that the Company's excess inclusion income is greater than its taxable income, the Company's distribution would be based on the Company's excess inclusion income.

     Dividends paid by Dynex REIT to organizations that generally are exempt from federal income tax under Section 501(a) of the Code should not be taxable to them as UBTI except to the extent that (i) purchase of shares of Dynex REIT was financed by "acquisition indebtedness" or (ii) such dividends constitute excess inclusion income. In 1997, Dynex REIT's excess inclusion income was de minimus.

Taxable Income

     Dynex REIT uses the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with GAAP. These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. Additionally, Dynex REIT's taxable income does not include the taxable income of its taxable affiliate, although the affiliates are included in the Company's GAAP consolidated financial statements. For the year ended December 31, 1997, Dynex REIT's estimated taxable income was approximately $71.3 million.

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

     Additionally, there are various state and local laws and regulations affecting the production operations. The production operations are licensed in those states requiring such a license. Production operations may also be subject to applicable state usury statutes. The Company believes that it is in material compliance with all material rules and regulations to which it is subject. COMPETITION The Company competes with a number of institutions with greater financial resources in originating and purchasing loans through their production operations. In addition, in purchasing portfolio investments and in issuing securities, the Company competes with investment banking firms, savings and loan associations, commercial banks, mortgage bankers, insurance companies and federal agencies and other entities purchasing mortgage assets, many of which have greater financial resources than the Company. Additionally, securities issued relative to its production operations will face competition from other investment opportunities available to prospective purchasers.
                                                          EMPLOYEES

     As of December 31, 1997, the Company had 231 employees.


Item 2.    PROPERTIES

     The Company's executive and administrative offices and operations offices are both located in Glen Allen, Virginia, on properties leased by the Company. The address is 10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia 23060.

Item 3.    LEGAL PROCEEDINGS

     On March 20, 1997, American Model Homes ("Plaintiff") filed a complaint against the Company in Federal District Court in the Central District of California alleging that the Company, among other things, misappropriated Plaintiff's trade secrets and confidential information in connection with the Company's establishment of its model home lending business. The US District Court for the Eastern District of Virginia dismissed this complaint with prejudice on February 20, 1998. The plaintiffs have appealed the Court's decision to the Fourth Circuit Court of Appeals. The Company is subject to various lawsuits as result of its lending activities. The Company does not anticipate that the resolution of such lawsuits will have a material impact on the Company's financial condition. Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

     PART II Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company's common stock is traded on the New York Stock Exchange under the trading symbol DX. The Company's common stock was held by approximately 4,422 holders of record as of February 28, 1998. During the last two years, the high and low closing stock prices and cash dividends declared on common stock, adjusted for the two-for-one stock split effective May 5, 1997, were as follows:cash dividends declared on common stock, adjusted for the two-for-one stock split effective May 5, 1997, were as follows:

                                                              Cash Dividends
                               High             Low            Declared

1997

First quarter               $  15 11/16       $ 12 3/4         $  0.325
Second quarter                 15 1/2           12 13/16          0.335
Third quarter                  15 5/16          13 1/8            0.345
Fourth quarter                 14 13/16         13 1/16           0.350


1996

First quarter              $   11             $  9 3/8         $  0.255
Second quarter                 12 9/16           9 3/4            0.275
Third quarter                  12 3/4           10 5/8            0.293
Fourth quarter                 14 13/16         11 15/16          0.310


Item 6.    SELECTED FINANCIAL DATA
(amounts in thousands except share data)



Years ended December 31,                        1997           1996            1995            1994            1993
-------------------------------------------------------------------------------------------------------------------------
Net interest margin                         $     84,737    $    75,141     $    43,791     $    44,978          45,019
Gain on sale of single family mortgage                 -         17,285               -               -               -
operations
Gain on sale of assets, net                       10,254            503           9,651          27,723          23,585
Other income                                       3,604            882           1,591             840             734
General and administrative expenses               24,597         20,763          18,123          21,284          15,211
                                                  ------         ------          ------          ------          ------
Net income                                  $     73,998    $    73,048     $    36,910     $    52,257          54,127
                                            ==============  =============   =============   =============   =============
Total revenue                               $    350,762    $   330,971     $   266,496     $   256,483         196,575
                                            ==============  =============   =============   =============   =============
Total expenses                              $    276,764    $   257,923     $   229,586     $   204,226         142,448
                                            ==============  =============   =============   =============   =============

Net income per common share
    Basic(1)                                $       1.38    $      1.54     $      0.85     $      1.32            1.56
    Diluted (1)                                     1.37           1.49            0.85            1.32            1.56
Dividends declared per share:
      Common (1)                            $      1.355    $     1.133     $      0.84     $      1.38            1.53
      Series A Preferred                           2.710          2.375            1.17               -               -
      Series B Preferred                           2.710          2.375            0.42               -               -
      Series C Preferred                           2.920          0.600                               - $             -
                                                                                      -
Return on average common shareholders' equity      17.9%          21.6%           12.5%           19.2%           25.8%
(2)
 Total fundings                             $  2,490,490    $ 1,508,780     $   916,570     $ 2,861,443       4,093,714
As of December 31,                              1997            1996            1995            1994            1993
-------------------------------------------------------------------------------------------------------------------------

Investments (3)                             $  5,338,454    $  3,953,034    $ 3,426,413     $ 3,539,778     $ 3,513,416
Total assets                                   5,378,172       3,983,122      3,486,288       3,590,383       3,724,554
Non-recourse debt                              3,632,079       2,147,384        843,856         351,406         430,470
Recourse debt                                  1,145,695       1,299,876      2,238,931       3,010,372       2,990,289
Total liabilities                              4,817,263       3,479,505      3,131,465       3,400,350       3,471,522
Shareholders' equity                             560,909         503,617        354,823         190,033         253,032
Number of common shares outstanding           45,146,242      20,653,593      20,198,654      20,078,013      19,331,932
Average number of common shares               43,031,381      20,444,790      20,122,722      19,829,609      17,364,309
Book value per common share (1)             $       9.53    $       8.81    $      6.63     $      4.73     $      6.54

--------------------------------------------------------------------------------

(2)   Excludes unrealized gain/loss on investments available-for-sale.
(3) Investments classified as available-for-sale are shown at fair value as of December 31, 1997, 1996, 1995, and 1994 and at amortized cost as of December 31, 1993


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   FINANCIAL CONDITION

-------------------------------------------------- -----------------------------
                                                 December 31,
                                       ---------------------------
(amounts in thousands
except per share data)                  1997                   1996
-------------------------------------------------- ---------------------
Investments:
   Collateral for collateralized bonds  $4,375,561          $2,698,342
   Mortgage securities                     513,750             890,212
   Other investments                       214,120              98,943
   Loans held for securitization           235,023             265,537

Non-recourse debt - collateralized bonds 3,632,079           2,147,384
Recourse debt                            1,145,695           1,299,876

Shareholders' equity                       560,909             503,617

Book value per common share                      9.53                8.81

-------------------------------------------------- -- ------------------ --- --

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

     Collateral  for  collateralized  bonds As of December 31, 1997, the Company had 33 series of collateralized bonds outstanding. The collateral for collateralized bonds increased to $4.4 billion at December 31, 1997 compared to $2.7 billion at December 31, 1996. This increase of $1.7 billion is primarily the result of the addition of $2.7 billion of collateral related to the issuance of three series of collateralized bonds in 1997, net of $0.9 billion in paydowns on collateral.

Mortgage securities
     Mortgage securities decreased to $513.8 million at December 31, 1997 compared to $890.2 million at December 31, 1996. The decrease was primarily the result of the Company pledging $311.1 million of mortgage securities as part of the collateral for two series of collateralized bonds issued during 1997. Additionally, the Company purchased $848.7 million of primarily fixed-rate mortgage securities and sold $847.3 million of primarily fixed-rate mortgage securities during 1997.

Other investments
     Other investments increased from $98.9 million at December 31, 1996 to $214.1 million at December 31, 1997. The increase is primarily the result of additional purchases or financing of $116.0 million of model homes and the purchase of $38.7 million of property tax receivables in 1997. These increases were partially offset by the sale of $15.3 million in model homes and the receipt of the $9.5 million annual principal payment on the note receivable from the 1996 sale of the single family mortgage operations.

Loans held for securitization
     Loans held for securitization decreased from $265.5 million at December 31, 1996 to $235.0 million at December 31, 1997. The decrease resulted from the securitization of $1.8 billion of loans as collateral for collateralized bonds during 1997. This decrease was principally offset with new loan fundings from the Company's production operations, totaling $565.1 million and bulk purchases of single family loans, totaling $1.3 billion.

Non-recourse debt
     Collateralized bonds increased to $3.6 billion at December 31, 1997 from $2.1 billion at December 31, 1996 as a result of the issuance of $2.6 billion of collateralized bonds during 1997. Two series of collateralized bonds, totaling $2.3 billion, were collateralized by securities secured by single family mortgage loans and manufactured housing loans. One series, totaling $313.5 million was collateralized by securities secured by commercial and multifamily mortgage loans.

Recourse debt
     Recourse debt decreased to $1.1 billion at December 31, 1997 from $1.3 billion at December 31, 1996. This decrease was primarily due to securitizing $311.1 of mortgage securities as collateral for collateralized bonds, offset by the addition of $144.9 million of repurchase agreements secured by collateralized bonds retained by the Company as a result of securitizations during 1997 and the issuance of $100 million of senior unsecured notes during 1997.

Shareholders' Equity
     Shareholders' equity increased to $560.9 million at December 31, 1997 from $503.6 million at December 31, 1996. This increase was primarily the result of $42 million of common stock proceeds received, principally through the dividend reinvestment program. In addition, the net unrealized gain on investments available-for-sale increased $15.0 million from $64.4 million at December 31, 1996 to $79.4 million at December 31, 1997 primarily due to the issuance of the three series of collateralized bonds during 1997.
                                                    RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


                                                                          For the Year Ended December 31,
                                                              ----------------------------------------------------------
(amounts in thousands except per share information)                1997               1996                1995
------------------------------------------------------------------------------------------------------------------------
Net interest margin                                            $       84,737      $      75,141      $      43,791
Gain on sale of single family mortgage operations                           -             17,285                  -
Gain on sale of assets, net                                            10,254                503              9,651
General and administrative expenses                                    24,597             20,763             18,123
Net income                                                             73,998             73,048             36,910
Basic net income per common share(1)                                     1.38               1.54               0.85
Diluted net income per common share(1)                                   1.37               1.49               0.85

Total fundings                                                      2,490,490          1,508,780            916,570

Dividends declared per share:
   Common(1)                                                   $        1.355      $      1.1325              0.840
   Series A Preferred                                                   2.710             2.3750              1.170
   Series B Preferred                                                   2.710             2.3750              0.423
   Series C Preferred                                                   2.920             0.6000                  -

--------------------------------------------------------------------------------
(1) 1996 and 1995 have been adjusted for two-for-one common stock split effective May 5, 1997.

     1997 Compared to 1996. The increase in the Company's net income during 1997 as compared to 1996 is primarily the result of an increase in both net interest margin and gain on sale of assets. These increases were offset partially by an increase in general and administrative expenses and no comparable gain to the gain on sale of the single family mortgage operations in 1996. The decrease in the Company's net income per common share during 1997 as compared to 1996 is primarily the result of an increase in the average number of common shares outstanding due to the issuance of new common stock and the partial conversion of outstanding preferred stock.

     Net interest margin for the year ended December 31, 1997 increased to $84.7 million, or 12.8%, over net interest margin of $75.1 million for the same period in 1996. This increase in net interest margin was a result of an overall growth in average interest-earning assets which increased to $4.5 billion during 1997 as compared to $4.1 billion for 1996. Additionally, the increase in net interest margin was due to the additional common stock issued during 1997, the proceeds from which was initially used to pay short-term borrowings.

     The gain on the sale of the single family mortgage operations in 1996 was a one-time gain related to the sale of the Company's single family correspondent, wholesale and servicing business on May 13, 1996. The gain on sale of assets, net for 1997 increased to $10.3 million, as compared to a $0.5 million gain for 1996. The gain on sale of assets during 1997 is primarily the result of premiums received of $9.9 million on covered call options and put options written during 1997 and gains generated of $0.6 million on the sale of certain investments. During 1996, the Company sold certain investments in its portfolio which resulted in a $2.0 million net gain. The Company also wrote down, by $1.5 million, the carrying value of certain mortgage derivative securities as anticipated future prepayment rates were expected to result in the Company receiving less cash than its remaining basis in those investments.

     General and administrative expenses increased $3.8 million, or 18.5%, to $24.6 million in 1997. This increase is primarily a result of the growth in the Company's current production operations offset partially by the expense reductions resulting from the sale of the single family mortgage operations in May 1996. In 1997, the Company opened one regional office and three district offices to support its manufactured housing lending operations. General and administrative expenses should continue increasing during 1998 as the Company continues to build its production infrastructure, including a retail manufactured housing loan origination effort.

     1996 Compared to 1995. The increase in the Company's net income and net income per common share during 1996 as compared to 1995 was primarily the result of the increase in net interest margin and the gain on the sale of the single family mortgage operations. These increases were offset partially by a decline in the gain on sale of assets and an increase in general and administrative expenses.

     Net interest margin for 1996 increased to $75.1 million, or 71.5%, over net interest margin of $43.8 million for 1995. This increase was a result of an overall increase in the net interest spread on all interest-earning assets, which increased to 1.52% for 1996 versus 1.04% for 1995, as well as the increased contribution from the net investment in collateralized bonds. The increase in the net interest spread was attributable to the ARM securities being fully-indexed during 1996, and to the more favorable interest rate environment on both collateralized bonds and recourse borrowings related to the ARM securities. During 1995, as a result of rising short-term rates during both 1994 and early 1995, the Company's ARM securities were generally not fully-indexed throughout the year.

     Prior to the sale of the Company's single family mortgage operations on May 13, 1996, the single family mortgage operations had contributed to the Company's earnings through the securitization and sale of loans funded through its production activities, recorded as gain on sale of assets. During 1995, the Company recorded a $4.7 million net gain on sale of assets related to the securitization and sale of loans. No gain on securitization or sale of loans was recorded during 1996. During 1996, the Company'sold certain investments in its portfolio which resulted in a $2.0 million gain. The Company also wrote down by $1.5 million the carrying value of certain mortgage derivative securities as anticipated future prepayment rates were expected to result in the Company receiving less cash than its remaining basis in those investments. In comparison, during 1995, the Company'sold investments for a net gain of $3.8 million and recorded no write-downs. The Company also sold previously purchased mortgage servicing rights in 1995 for a gain of $1.2 million.

     General and administrative expenses increased $2.6 million, or 14.6%, to $20.8 million in 1996, as the Company continued to build its infrastructure for its manufactured housing lending operations. General and administrative expenses also increased from 1995 as a result of the Company's continued expansion of its wholesale origination capabilities for its single family mortgage operations prior to their sale. The Company continued to expand its manufactured housing lending operations, and in August 1996, acquired Multi-Family Capital Markets, Inc. to expand its multifamily and commercial real estate lending businesses.

     The following table summarizes the average balances of the Company's interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                                  Average Balances and Effective Interest Rates


------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                             Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------
                                                 1997                         1996                       1995
                                       -------------------------   ---------------------------  ------------------------
                                          Average       Effective     Average      Effective      Average     Effective
                                          Balance        Rate         Balance         Rate        Balance       Rate
                                       --------------   --------   --------------  -----------  ------------  ----------
Interest-earning assets:  (1)
   Collateral for collateralized       $  2,775,494     7.53 %        1,832,141      8.11 %     $  711,316      8.58 %
bonds(2) (3)
   Mortgage securities                    1,110,646     8.36          1,831,621      7.01         2,277,906     7.05
   Other investments                        136,932     10.00            62,484      9.18           35,413     14.97
   Loans held for securitization            502,677     7.98            355,326      8.29          331,995      8.54
                                            -------     ----            -------      ----          -------      ----
   Total interest-earning assets       $  4,525,749     7.86 %        4,081,572      7.65 %     $ 3,356,630     7.60 %
                                       ==============   ======     ==============  ========     ============  ========

Interest-bearing liabilities:
   Non-recourse debt - collateralized  $  2,226,894     6.67 %        1,493,397      6.63 %        530,616      7.52 %
bonds (3)
   Recourse debt - collateralized           419,621     5.74            248,657      5.60          148,935       6.01
bonds retained
                                       --------------   ------     --------------  --------     ------------  --------
                                          2,646,515     6.53          1,742,054      6.50          679,551      7.21
     Recourse debt secured by
investments:
       Mortgage securities                  931,334     5.74          1,691,629      5.55         2,071,750     6.07
       Other investments                     31,372     7.74              1,241      9.59           11,329      8.64
       Loans held for securitization        354,116     5.83            229,494      5.90          274,686      7.05
     Recourse debt - unsecured               88,059     9.01             46,375     10.01           49,375      9.97
                                             ------     ----             ------     -----           ------      ----
          Total interest-bearing       $  4,051,396     6.38 %        3,710,793      6.13 %     $ 3,086,691     6.56 %
liabilities
                                       ==============   ======     ==============  ========     ============  ========
Net interest spread on all investments                  1.48 %                       1.52 %                     1.04 %
(3)
                                                        ======                     ========                   ========
Net yield on average interest-earning                   2.15 %                       2.08 %                     1.57 %
assets
                                                        ======                     ========                   ========

--------------------------------------------------------------------------------------------------------------------------

___________________________
(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", to record available for sale securities at fair value.
(2) Average balances exclude funds held by trustees of $2,481, $2,839 and $3,815 for the years ended December 31, 1997, 1996 and 1995, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses.

     1997 compared to 1996 The net interest spread decreased to 1.48% for the year ended December 31, 1997 from 1.52% for the same period in 1996. This decrease was primarily the result of the decline in the spread on the collateralized bonds, which for 1997 constituted the largest portion of the Company's investment portfolio on a weighted-average basis. In addition, short-term interest rates increased 0.25% during March 1997, which raised the Company's weighted-average borrowing costs to 6.38% for the year ended December 31, 1997, from 6.13% for the year ended December 31, 1996. The overall yield on interest-earning assets increased to 7.86% for year ended December 31, 1997, from 7.65% for the same period in 1996. This increase is primarily due to the ARM assets in the Company's portfolio resetting upwards during 1997 and the purchase of higher yielding ARM residual trusts during the latter part of 1996 and during the first three quarters of 1997.

     Individually, the net interest spread on collateralized bonds decreased 61 basis points, from 161 basis points for the year ended December 31, 1996 to 100 basis points for the same period in 1997. This decline was primarily due to the securitization of lower coupon collateral, principally A+ quality single family ARM loans during 1997 coupled with the prepayments of seasoned, higher coupon single family collateral during 1997. In addition, the spread on the net investment in collateralized bonds decreased due to higher premium amortization caused by increased prepayments during the latter part of 1997. The net interest spread on mortgage securities increased 116 basis points, from 146 basis points for the year ended December 31, 1996 to 262 basis points for the year ended December 31, 1997. This increase is primarily attributed to the ARM securities in the Company's portfolio during 1997 having a higher margin than those ARM securities in the Company's portfolio in 1996. In addition, the Company purchased higher yielding ARM residual trusts during the latter part of 1996 and during the first three quarters of 1997. The net interest spread on other investments increased 267 basis points, from a negative 41 basis points for the year ended December 31, 1996, to 226 basis points for the year ended December 31, 1997, due primarily to lower borrowing costs associated with the Company's single family model home purchase and leaseback business during 1997. The net interest spread on loans held for securitization decreased 24 basis points, from 239 basis points from the year ended December 31, 1996, to 215 basis points for the same period in 1997. This decrease is primarily attributable to the purchase of lower coupon loans, principally A+ quality single family ARM loans during 1997.

     1996 compared to 1995. The increase in net interest spread for 1996 relative to 1995 is primarily the result of the increase in the spread on ARM securities and an increase in the average balance and spread on the net investment in collateralized bonds, which for 1996, constituted the largest portion of the Company's investment portfolio on a weighted-average basis. The net interest spread benefited as a result of the declining short-term interest rate environment during the first part of 1996, which had the impact of reducing the Company's borrowing costs faster than reducing the yields on the Company's interest-earning assets. The Company's overall weighted-average borrowing costs decreased to 6.13% for 1996 from 6.56% for 1995. The overall yield on interest-earning assets increased to 7.65% from 7.60% as the Company's portfolio became more heavily weighted in collateral for collateralized bonds which have higher effective rates than ARM securities. Collateral for collateralized bonds increased to an average $1.8 billion for the year ended December 31, 1996, or 158%, from an average $711.3 million for the year ended December 31, 1995.

     Individually, the net interest spread on the net investment in collateralized bonds increased 24 basis points, from 137 basis points for the year ended December 31, 1995, to 161 basis points for the same period in 1996. This increase is partially attributable to the declining short-term interest rate environment, which had the impact of reducing the collateralized bonds borrowing costs faster than reducing the yield on the collateral for collateralized bonds. The net interest spread on mortgage securities increased 48 basis points, from 98 basis points for the year ended December 31, 1995 to 146 basis points for the year ended December 31, 1996. During 1995, the ARM securities were "teased" during the first nine months of 1995. Subsequently, the ARM securities became fully-indexed as short-term rates stabilized and then declined during the latter half of 1995 and through the first quarter of 1996. In addition, the Company purchased higher yielding fixed-rate securities during 1996. The net interest spread on other investments decreased 674 basis points, from 633 basis points from the year ended December 31, 1995, to negative 41 basis points for the year ended December 31, 1996, due primarily to higher borrowing costs associated with the Company's single family model home purchase and leaseback business during 1996. The net interest spread on loans held for securitization increased 90 basis points, from 149 basis points for the year ended December 31, 1995, to 239 basis points for the same period in 1996. This increase is primarily attributed to the reduced borrowing costs associated with the decline in short-term interest rates during the first part of 1996.

     The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

---------------------------------------------------------------------------------------------------------------
                                                 1997 to 1996                         1996 to 1995
                                     ------------------------------------- ------------------------------------
(amounts in thousands)                  Rate        Volume       Total        Rate        Volume      Total
                                     ------------ ----------- ------------ ------------ ----------- -----------

Collateral for collateralized bonds   $  (11,428)  $  71,699   $   60,271  $   (3,456 )  $ 91,124    $  87,668
Mortgage securities                       21,435      (57,076)    (35,641)       (844 )   (31,302 )    (32,146)
Other investments                            556        7,405       7,961      (2,577 )     3,012          435
Loans held for securitization             (1,122)      11,795      10,673        (861 )     1,951        1,090
                                     ------------ ------------------------ ------------ ----------- -----------

Total interest income                      9,441       33,823      43,264      (7,738 )    64,785       57,047
                                     ------------ ------------------------ ------------ ----------- -----------

Non-recourse debt - collateralized           472       48,887      49,359      (5,200 )    64,385       59,185
bonds
Recourse debt - collateralized bonds         329        9,939      10,268        (668 )     5,712        5,044
retained
                                     ------------ ------------------------ ------------ ----------- -----------
   Total collateralized bonds                801       58,826      59,627      (5,868 )    70,097       64,229
Recourse debt secured by investments:
    Mortgage securities                    2,845      (44,158)    (41,313)    (10,296 )   (22,099 )    (32,395)
    Other investments                        (28)       2,369       2,341          99        (973 )       (874)
    Loans held for securitization           (169)       7,370       7,201      (2,940 )    (2,967 )     (5,907)
Recourse debt - unsecured                   (529)       3,852       3,323          20        (305 )       (285)
                                     ------------ ------------------------ ------------ ----------- -----------

Total interest expense                     2,920       28,259      31,179     (18,985 )    43,753       24,768
                                     ------------ ------------  ----------  -----------   ---------   ---------

Net interest on mortgage assets       $    6,521  $     5,564  $   12,085  $   11,247    $ 21,032    $  32,279
                                     ============ ======================== ============ =========== ===========

-----------------------------------------------------------------------------------------------------------------

Note: The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table excludes other interest expense and provision for credit losses.

Interest Income and Interest-Earning Assets

     The Company's average interest-earning assets grew to $4.5 billion during 1997, an increase of 11% from $4.1 billion of average interest-earning assets during 1996. This increase in average interest-earnings assets was primarily the result of the addition of $2.7 billion of collateral for collateralized bonds during 1997. Of this amount, $0.3 billion resulted from the pledge of ARM securities already owned by the Company as collateral for collateralized bonds. This was offset by $1.1 billion of principal paydowns on securities and loans during 1997. Average interest-earning assets increased to $4.1 billion during 1996, from $3.4 billion during 1995. This increase in interest-earnings assets from 1995 to 1996 was primarily a result of the addition of $2.1 billion of collateral for collateralized bonds during 1996, net of $0.8 billion of principal paydowns on securities and loans during 1996. Total interest income rose 14% during 1997, from $312.3 million for the year ended December 31, 1996, to $355.6 million for the same period of 1997. This increase in total interest income was due to the growth in average interest-earning assets during 1997. Total interest income also rose 22% during 1996 from $255.3 million for the year ended December 31, 1995 to $312.3 million for the same period in 1996. Overall, the yield on average interest-earning assets rose to 7.86% for the year ended December 31, 1997, from 7.65% and 7.60% for the years ended December 31, 1996 and 1995, respectively. These increases resulted from increased yields on ARM loans included in the Company's investment portfolio for collateral for collateralized bonds, ARM securities and ARM residual trusts. As indicated in the table below, the average yields were 2.02%, 2.06% and 1.50% higher than the average daily six-month LIBOR interest rate during 1997, 1996 and 1995, respectively. While a majority of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of the London InterBank Offered Rate (LIBOR) for six-month deposits (six-month LIBOR), approximately one-third are indexed to and reset based upon the level of the Constant Maturity Treasury Index (CMT).

                                                     Earning Asset Yield
                                                       ($ in millions)


-------------- --------------- -- ------------- --- -------------- ---- ------------------ ---------------
                  Average                                                                      Asset
               Interest-Earning                                           Daily Average     Yield versus
                   Assets           Interest           Average           Six Month LIBOR     Six Month
                                   Income(1)         Asset Yield                               LIBOR
-------------- --------------- -- ------------- --- -------------- ---- ------------------ ---------------

1995           $    3,356.6    $      255.3             7.60%                 6.10%            1.50%
1996                4,081.6           312.3             7.65%                 5.59%            2.06%
1997                4,525.7           355.6             7.86%                 5.84%            2.02%
-------------- -- ------------ --- ------------ --- -------------- ---- ------------------ ---------------

     (1) Interest income includes amounts related to the gross interest income on securities which are accounted for on a net basis.

     The average asset yield is reduced for the amortization of premiums, net of discounts on the Company's investment portfolio. By creating its investments through its production operations, the Company believes that premium amounts are less than if the investments were acquired in the market. As indicated in the table below, premiums on the Company's collateral for collateralized bonds, ARM securities and fixed-rate securities at December 31, 1997 were $56.9 million, or approximately 1.23% of the aggregate investment portfolio balance. The principal repayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was 37% for the year ended December 31, 1997. CPR or "constant prepayment rate" and is a measure of the annual prepayment rate on a pool of loans.

                                               Premium Basis and Amortization
                                                       ($ in millions)


---------------------------------------------------------------------------------------------------------------------
                                                                                                      Amortization
                                                                    CPR                              Expense as a %
                            Net             Amortization        Annualized           Principal        of Principal
                          Premium             Expense              Rate               Paydowns          Paydowns
---------------------------------------------------------------------------------------------------------------------

1995                  $      46.6        $       7.9                (1)         $      462.3             1.71%
1996                         54.1                13.8               24%                752.5             1.84%
1997                         56.9                18.4               37%                993.2             1.85%
---------------------------------------------------------------------------------------------------------------------

(1)   CPR rate was not available for the period.

Interest Expense and Cost of Funds

     The Company's largest expense is the interest cost on borrowed funds. Funds to finance the investment portfolio are borrowed primarily in the form of collateralized bonds and repurchase agreements, both of which are primarily indexed to LIBOR, principally one-month LIBOR. The Company may use interest rate swaps, caps and financial futures to manage its interest rate risk. The net cost of these instruments is included in the cost of funds table below as a component of interest expense for the period to which it relates. The Company's average borrowed funds increased from $3.7 billion during 1996 to $4.1 billion during 1997. The increase resulted primarily from the issuance of $2.6 billion of collateralized bonds during 1997. This increase was partially offset by a reduction of repurchase agreements primarily as a result of the Company securitizing $311.1 million of ARM securities previously financed with repurchase agreements as collateral for collateralized bonds. For the year ended December 31, 1997, interest expense also increased to $258.5 million from $227.3 million for the year ended 1996, while the average cost of funds increased to 6.38% for 1997 compared to 6.13% for 1996. The increase in the cost of funds was a result of an increase in the one-month LIBOR rates during the first quarter of 1997. The cost of funds for the year ended December 31, 1996, compared to December 31, 1995, decreased to 6.13% from 6.56 %, respectively as a result of the decline of the one-month LIBOR rate during 1996.

                                                        Cost of Funds
                                                       ($ in millions)



-----------------------------------------------------------------------------------------------------------
                                                                           Average       Cost of Funds
                        Average Borrowed       Interest        Cost       One-month          versus
                             Funds          Expense (1)(2)   of Funds       LIBOR       One-month LIBOR
-----------------------------------------------------------------------------------------------------------

1995                  $      3,086.7      $      202.5         6.56%         5.97%            0.59%
1996                         3,710.8             227.3         6.13%         5.45%            0.68%
1997                         4,051.4             258.5         6.38%         5.64%            0.74%
-----------------------------------------------------------------------------------------------------------

(1)  Excludes non-interest related expenses.
(2) Includes the net amortization expense of bond discounts and bond premiums of $2.4 million, ($0.2) million and ($0.3) million for the years ended December 31, 1997, 1996 and 1995, respectively.


Interest Rate Agreements

     As part of the Company's asset/liability management process for its investment portfolio, the Company enters into interest rate agreements such as interest rate caps, swaps and financial futures contracts. These agreements are used to reduce interest rate risk which arises from the lifetime yield caps on the ARM securities, the mismatched repricing of portfolio investments versus borrowed funds, and finally, assets repricing on indices such as the prime rate which differ from the related borrowing indices. The agreements are designed to protect the portfolio's cash flow and to provide income and capital appreciation to the Company in the event that short-term interest rates rise quickly.

     The following table includes all interest rate agreements in effect as of each year end for asset/liability management of the investment portfolio. Interest rate agreements used by the Company for asset/liability management include interest rate swap, cap, futures and forward agreements and options on interest rate futures. This table excludes all interest rate agreements in effect for the Company's loan production operations. Generally, interest rate swaps and caps are used to manage the interest rate risk associated with assets that have periodic and annual interest rate reset limitations financed with borrowings that have no such limitations. Financial futures contracts and options on futures may be used to lengthen the terms of repurchase agreement financing, generally from one month to three and six months. Amounts presented are aggregate notional amounts. To the extent any of these agreements are terminated, gains and losses are generally amortized over the remaining period of the original agreement. Interest rate caps included $425 million of forward start caps beginning in 2001.


                 Instruments Used for Interest Rate Risk Management Purposes(1)
                                   (Notional amounts in millions)

--------------------------------------------------------------------------------
                 Interest Rate    Interest Rate     Financial       Options on
December 31,         Caps            Swaps           Futures         Futures
--------------------------------------------------------------------------------

1995             $    1,575      $      1,227      $     1,000    $      2,130
1996                  1,499             1,453              -               -
1997                  1,499             1,354              -               -
--------------------------------------------------------------------------------

(1) Excludes all hedge agreements in effect for the Company's production operations.

Net Interest Rate Agreement Expense

     The net interest rate agreement expense, or hedging expense, equals the expenses, net of any benefits received, from these agreements. For the year ended December 31, 1997, net hedging expense amounted to $6.61 million versus $6.62 million and $3.70 million for the years ended December 31, 1996 and 1995, respectively. Such amounts exclude the hedging costs and benefits associated with the Company's production activities as these amounts are deferred as additional premium or discount on the loan funded and amortized over the life of the loan as an adjustment to its yield. The net interest rate agreement expense declined slightly for the year ended December 31, 1997 compared to the same period in 1996. This slight decrease was the result of the amortization of existing interest rate agreements and no new interest rate agreements being entered into during 1997. The increase in the net interest rate agreement expense for 1996 compared to 1995 is primarily the result of the addition of an interest rate swap agreements to reduce the Company's exposure to basis risk for certain collateral for collateralized bonds and to cap the borrowing costs during any six-month period for a portion of the short-term borrowings.

                                           Net Interest Rate Agreement Expense
                                                     ($ in millions)
--------------------------------------------------------------------------------

                                       Net Expense      Net Expense as
            Net Interest             as Percentage   Percentage of Average
            Rate Agreement             of Average        Borrowings
              Expense            Assets (annualized)    (annualized)
--------------------------------------------------------------------------------

1995           $ 3.70                      0.11%           0.12%
1996             6.62                      0.16%           0.18%
1997             6.61                      0.15%           0.16%
--------------------------------------------------------------------------------

Fair value

     The fair value of the available-for-sale portion of the Company's investment portfolio as of December 31, 1997, as measured by the net unrealized gain on investments available-for-sale, was $79.4 million above its amortized cost basis, which represents a $15.0 million increase from December 31, 1996. At December 31, 1996, the fair value of the Company's investment portfolio was $64.4 million above its amortized cost basis. This increase in the portfolio's value is primarily attributable to the increase in the value of the collateral for collateralized bonds relative to the collateralized bonds issued during 1997.

     All of the collateral pledged to secure collateralized bonds has been securitized, and, therefore, is considered to be debt securities according to Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities". As such, the collateral pledged is considered available-for-sale subject to the lien of the collateralized bond indenture. The unrealized gains and losses for these investments are included in the Company's net unrealized gain on investments available-for-sale.

Credit Exposures

     The Company securitizes its loan production into collateralized bonds or pass-through securitization structures. With either structure, the Company may use overcollateralization, subordination, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing as a form of credit enhancement. With all forms of credit enhancement, the Company may retain a limited portion of the direct credit risk after securitization.

     The following table summarizes the aggregate principal amount of collateral for collateralized bonds and pass-through securities outstanding; the maximum direct credit exposure retained by the Company (represented by the amount of overcollateralization pledged and subordinated securities rated below BBB owned by the Company), net of the credit reserves maintained by the Company for such exposure; and the actual credit losses incurred for each year. The table excludes any risks related to representations and warranties made on loans funded by the Company and securitized in mortgage pass-through securities generally funded through 1994. The increase during 1997 is related to the credit exposure retained by the Company on its $2.7 billion in securitizations during 1997. The net credit exposure in the table below includes $22 million of credit exposure from the Company's commercial loan securitization in October 1997.The Company anticipates that such exposure will be substantially eliminated during the first six months of 1998 through the sale of currently retained classes from that securitization though no assurance can be given that these retained classes will be sold. There were no delinquencies for loans included in this securities at December 31, 1997.

                                       Credit Reserves and Actual Credit Losses
                                                    ($ in millions)

-----------------------------------------------------------------------------------------------
                                        Maximum
                                        Credit                    Maximum Credit Exposure, Net
                                     Exposure, net     Actual         of Credit Reserves to
                      Outstanding      of Credit    Credit Losses   Outstanding Loan Balance
December 31,         Loan Balance      Reserves
------------------------------------------------------------------------------------------------

1995                 $    2,405.0   $      47.4     $      -                   1.97%
1996                      3,848.1          30.0           5.2                  0.78%
1997                      5,153.1          86.6          19.9                  1.68%
------------------------------------------------------------------------------------------------


     The following table summarizes single family mortgage loan, manufactured housing loan and multifamily mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities mentioned above in which the Company has retained a portion of the direct credit risk. Multifamily and commercial loan collateral related to the Company's two commercial securitizations are not included as there were no delinquencies as of December 31, 1997. As of December 31, 1997, the Company believes that its credit reserves are sufficient to cover any losses which may occur as a result of current delinquencies presented in the table below.

                                                   Delinquency Statistics

--------------------------------------------------------------------------------
         60 to 90 days delinquent      90 days and over delinquent
                                       (includes REO and foreclosures)    Total
--------------------------------------------------------------------------------

1995        2.50%                      3.23%                             5.73%
1996        0.88%                      3.40%                             4.28%
1997        0.52%                      2.78%                             3.30%
--------------------------------------------------------------------------------

     The following table summarizes the credit rating for securities held in the Company's investment portfolio. This table excludes the Company's mortgage derivatives and residual securities (as the risk on such securities is primarily prepayment-related, not credit-related), other investments and loans held for securitization. The carrying balances of the investments rated below A are net of credit reserves and discounts. The average credit rating of the Company's investments at the end 1997 was AAA. At December 31, 1997, securities with a credit rating of AA or better were $4.7 billion, or 98.3% of the Company's total investments compared to 99.1% and 97.7% at December 31, 1996 and December 31, 1995, respectively. At the end of 1997, $352.0 million of investments were split-rated between rating agencies. Where investments were split-rated, for purposes of this table, the Company classified such investments based on the higher credit rating.

                                              Investments by Credit Rating (1)
                                                       ($ in millions)



---------- --- ----------- -- ----------- -- ----------- --- ----------- ---------- ------------ ---------- ----------
               AAA            AA             A               Below A     AAA        AA Percent   A          Below A
                Carrying      Carrying       Carrying        Carrying    Percent     of Total    Percent    Percent
                 Value          Value          Value           Value     of Total                of Total   of Total
---------- --- ----------- -- ----------- -- ----------- --- ----------- ---------- ------------ ---------- ----------

1995       $    2,039.9    $   1,010.3    $     23.7      $     46.8       65.3%       32.4%       0.8%       1.5%
1996            2,708.4         752.8            -              29.9       77.5%       21.6%         -        0.9%
1997            4,346.3         358.8            -              82.9       90.8%       7.5%          -        1.7%
---------- --- ----------- -- ----------- -- ----------- --- ----------- ---------- ------------ ---------- ----------

(1) Carrying value does not include mortgage derivatives and residual securities, other investments and loans held for securitization.

General and Administrative Expenses

     General and administrative expenses ("G&A expense") consist of expenses incurred in conducting the Company's production activities and managing the investment portfolio, as well as various other corporate expenses. G&A expense increased for 1997 as compared to 1996, primarily as a result of continued costs in connection with the building of the production infrastructure for the manufacturing housing, commercial lending, and specialty finance businesses. G&A expense related to the production operations is likely to increase over time as the Company expands its production activities with current and new product types. G&A expense increased for the year ended December 31, 1996 as compared to the same period in 1995 primarily due to the expansion of the single family wholesale operations and the start up costs related to the manufactured housing lending operations.

         The following table summarizes the Company's efficiency, the ratio of G&A expense to average interest- earning assets, and the ratio of G&A expense to average total equity.


                         Operating Expense Ratios

--------------------------------------------------------------------------------
             G&A                G&A Expense/Average        G&A Expense/Average
           Efficiency             Interest-earning            Total Equity (2)
           Ratio (1)                   Assets
--------------------------------------------------------------------------------

1995       7.10%                      0.54%                      5.92%
1996       6.65%                      0.51%                      5.28%
1997       6.92%                      0.54%                      5.29%
--------------------------------------------------------------------------------

(1)  G&A expense as a percentage of interest income.
(2) Average total equity excludes net unrealized gain (loss) on investments available-for-sale.

Net Income and Return on Equity

     Net income increased from $73.0 million for the year ended December 31, 1996 to $74.0 million for the same period in 1997. Net income available to common shareholders decreased from $63.0 million to $59.2 million for the same periods, respectively. Return on common equity (equity excludes net unrealized gain on investments available-for-sale) decreased from 21.6% for 1996 to 17.9% 1997. The decrease in the return on common equity is a result of the decline in net income available to common shareholders from 1996 to 1997 and the issuance of new common shares.

                          Components of Return on Common Equity

--------------------------------------------------------------------------------------------------------------------------
                                                  Gains and
                  Net Interest     Provision        Other          G&A          Preferred
                     Margin/      for Losses       Income        Expense/       Dividend/      Return on     Net Income
                     Average    /Average Common   /Average       Average     Average Common     Average     Available to
                  Common Equity     Equity      Common Equity     Common         Equity         Common         Common
                                                                  Equity                        Equity      Shareholders
--------------------------------------------------------------------------------------------------------------------------
1995                  17.1%          1.1%           4.1%           6.6%           1.0%           12.5%        $ 34,164
1996                  26.8%          1.1%           6.4%           7.1%           3.4%           21.6%           63,039
1997                  27.4%          1.8%           4.2%           7.4%           4.5%           17.9%           59,178
--------------------------------------------------------------------------------------------------------------------------

Dividends and Taxable Income

     The Company and its qualified REIT subsidiaries (collectively "Dynex REIT") have elected to be treated as a real estate investment trust for federal income tax purposes. The REIT provisions of the Internal Revenue Code require Dynex REIT to distribute to shareholders substantially all of its taxable income, thereby restricting its ability to retain earnings. The Company may issue additional common stock, preferred stock or other securities in the future in order to fund growth in its operations, growth in its investment portfolio or for other purposes.

     The Company intends to declare and pay out as dividends 100% of its taxable income over time. The Company's current practice is to declare quarterly dividends. Generally, the Company'strives to declare a quarterly dividend which will result in the distribution of most or all of the taxable income earned during the quarter. At the time of the dividend announcement, however, the total level of taxable income for the quarter is unknown. Additionally, the Company has considerations other than the desire to pay out most of the taxable earnings for the quarter, which may take precedence when determining the level of dividends.

                                    Dividend Summary
                    ($ in thousands, except per share amounts)

--------------------------------------------------------------------------------
      Taxable Net    Taxable Net    Dividend
        Income       Income Per     Declared
      Available to  Common Share   Per Common     Dividend        Cumulative
       Common                       Share         Pay-out       Undistributed
     Shareholders                                 Ratio         Taxable Income
--------------------------------------------------------------------------------

1995  $    32,438     $   0.805    $  0.8400       104%     $     3,204
1996       51,419         1.260       1.1325        90%           8,210
1997       56,528         1.331       1.3550       102%           3,949
--------------------------------------------------------------------------------

     Taxable income for 1997 is estimated as the Company has not filed its 1997 federal income tax returns. Taxable income differs from the financial statement net income, which is determined in accordance with generally accepted accounting principles (GAAP). For the year ended December 31, 1997, GAAP net income per common share exceeded taxable income per common share principally due to differences related to the sale of the single family mortgage operations during 1996. For tax purposes, the sale is being accounted for on an installment sale basis with annual taxable income of approximately $10 million through the year 2001. Cumulative undistributed taxable income represents timing differences in the amounts earned for tax purposes versus the amounts distributed. Such amounts can be distributed for tax purposes in the subsequent year as a portion of the normal quarterly dividend.

Recent Accounting Pronouncements

     In January 1997, the Company adopted the Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125"). FAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a financial components approach that focuses on control of the respective assets and liabilities. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The impact of adopting FAS No. 125 did not result in a material change to the Company's financial position and results of operations.

     The Company also adopted Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS No. 128") in 1997. FAS No. 128 replaced Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure" ("FAS No. 129"). FAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinions No. 10 and 15, as well as Statement of Financial Accounting Standard No. 47, "Disclosure of Long-Term Obligations". This statement is effective for financial statements for periods ending after December 15, 1997. There are no significant changes to the Company's disclosures pursuant to the adoption of FAS No. 129.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("FAS No. 130"). FAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. There will be no significant changes to the Company's financial statements pursuant to the adoption of FAS No. 130.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS No. 131"). FAS No. 131 establishes standard for reporting information about operating segments and is effective for financial statements issued for fiscal years beginning after December 15, 1997. There will be no significant changes to the Company's disclosures pursuant to the adoption of FAS No. 131.

     In January 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("FAS No. 132"). FAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans and is effective for financial statements issued for fiscal years beginning after December 15, 1997. There will be no significant changes to the Company's disclosures pursuant to the adoption of FAS No. 132.

Year 2000

     The Year 2000 issue affects virtually all companies and organizations. Many companies have existing computer applications which use only two digits to identify a year in the date field. These applications were designed and developed without considering the impact of the change of the century. If not corrected these computer applications may fail or create erroneous results by the year 2000.

     The majority of the Company's information critical systems have been developed internally since 1992. The development of these systems was undertaken with full awareness of issues involving the Year 2000, and consequently the Company does not expect to encounter any significant Year 2000 problems with these systems.

     The Company relies upon a small number of third party software vendors for certain information systems. Testing of these vendors' systems is expected to be completed by the end of 1998, and the Company does not expect to see any significant impact to the operations supported by these vendors as a result of Year 2000 problems.

     The Company does not expect that any expenses incurred as a result of any necessary modifications will be material to the results if operations.

                                               LIQUIDITY AND CAPITAL RESOURCES

     The Company has various sources of cash flow upon which it relies for its working capital needs. Sources of cash flow from operations include primarily net interest margin and the return of principal on the portfolio of investments. The Company's primary source of borrowings is through the issuance of collateralized bonds. Other borrowings such as repurchase agreements and warehouse lines of credit provide the Company with additional cash flow in the event that it is necessary. Historically, these sources have provided sufficient liquidity for the conduct of the Company's operations. However, if a significant decline in the market value of the Company's investment portfolio that is funded with recourse debt should occur, the Company's available liquidity from these other borrowings may be reduced. As a result of such a reduction in liquidity, the Company may be forced to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

     In order to grow its equity base, the Company may issue additional capital stock. Management strives to issue such additional shares when it believes existing shareholders are likely to benefit from such offerings through higher earnings and dividends per share than as compared to the level of earnings and dividends the Company would likely generate without such offerings. During 1997, the Company issued 826,900 shares of its common stock pursuant to a registration statement filed with the Securities and Exchange Commission for net proceeds of $11.4 million. The Company also issued 2,224,530 shares of its common stock during 1997 pursuant to its dividend reinvestment program for net proceeds of $30.6 million.

     The Company borrows funds on a short-term basis to support the accumulation of loans prior to the issuance of collateralized bonds. These borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of the existing collateral declines, and may be due on demand or upon the occurrence of certain events. If borrowing costs are higher than the yields on the assets financed with such funds, the Company's ability to acquire or fund additional assets may be substantially reduced and it may experience losses. These short-term borrowings consist of the Company's lines of credit and repurchase agreements. These borrowings are paid down as the Company securitizes or sells loans.

     A substantial portion of the assets of the Company are pledged to secure indebtedness incurred by the Company. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of the Company in the event of the Company's liquidation, except to the extent that the value of such assets exceeds the amount of the indebtedness they secure.

Non-recourse Debt

     The Company, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund its investment growth. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to the Company. Collateral for collateralized bonds are not subject to margin calls. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At December 31, 1997, the Company has $3.6 billion of collateralized bonds outstanding as compared to $2.1 billion at December 31, 1996.

Recourse Debt

     Secured. At December 31, 1997, the Company had three credit facilities aggregating $600 million to finance loan fundings of which $300 million expires in 1998 and $300 million expires in 1999. One of these facilities includes several sublines aggregating $200 million to serve various purposes, such as multifamily loan fundings, working capital, and manufactured housing loan fundings. Unsecured working capital borrowings under this facility are limited to $30 million. The Company expects these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal. The lines of credit contain certain financial covenants which the Company met as of December 31, 1997. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future. At December 31, 1997, the Company had $102.0 million outstanding under its credit facilities.

     The Company finances a portion of its investments through repurchase agreements. Repurchase agreements allow the Company to sell investments for cash together with a simultaneous agreement to repurchase the same investments on a specified date for a price which is equal to the original sales price plus an interest component. At December 31, 1997, the Company had outstanding obligations of $889.0 million under such repurchase agreements compared to $1,123.1 million at December 31, 1996.

     Increases in either short-term interest rates or long-term interest rates could negatively impact the valuation of mortgage securities and may limit the Company's borrowing ability or cause various lenders to initiate margin calls for mortgage securities financed using repurchase agreements. Additionally, certain of the Company's ARM securities are AAA or AA rated classes that are subordinate to related AAA rated classes from the same series of securities. Such AAA or AA rated classes may have less liquidity than securities that are not subordinated and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying mortgage loans. In instances of a downgrade of an insurer or the deterioration of the credit quality of the underlying mortgage collateral, the Company may be required to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses.

     To reduce the Company's exposure to changes in short-term interest rates on its repurchase agreements, the Company may lengthen the duration of its repurchase agreements secured by investments by entering into certain interest rate futures and/or option contracts. As of December 31, 1997, the Company had no such financial futures or option contracts outstanding.

         Unsecured

     Since 1994, the Company has issued three series of unsecured notes payable totaling $150 million. The proceeds from these issuances have been used to reduce short-term debt related to financing loans held for securitization during the accumulation period as well as for general corporate purposes. These notes payable have an outstanding balance at December 31, 1997 of $141 million. The Company also has various acquisition notes payable totaling $1.6 million at December 31, 1997. The above note agreements contain certain financial covenants which the Company met as of December 31, 1997. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

     Total recourse debt decreased from $1.3 billion for December 31, 1996 to $1.1 billion for December 31, 1997. This decrease is primarily a result of the securitization of $311.1 million of mortgage securities, which previously were financed through repurchase agreement and notes payable, as collateral for collateralized bonds. Total recourse debt should continue to decline during 1998 as the Company continues to finance on a long-term basis the loans held for securitization and mortgage securities through the issuance of collateralized bonds.

                                                     Total Recourse Debt
                                                       ($ in millions)

----------------------------------------------------------------------------------------------------------
                                                        Total Recourse Debt to      Recourse Interest
December 31,                   Total Recourse Debt              Equity                Coverage Ratio
----------------------------------------------------------------------------------------------------------

1996                          $         1,299.9                 3.04                       1.55
1997                                    1,145.7                 2.15                       1.72
-----------------------------------------------------------------------------------------------------------

     Potential immediate sources of liquidity for the Company include cash balances and unused availability on the credit facilities described above. The potential immediate sources of liquidity increased 21% at December 31, 1997 in comparison to December 31, 1996. This increase in potential immediate sources of liquidity was due primarily to the issuance of $2.6 billion of collateralized bonds during 1997 and the issuance of $100 million of senior notes during July 1997, which were used to pay down short-term borrowings related to financing loans held for securitization during the accumulation period.

                                Potential Immediate Sources of Liquidity
                                           ($ in millions)


--------------------------------------------------------------------------------------------------------------------
                                                                    Potential          Potential Immediate Sources
                     Cash Balance(1)    Estimated Unused      Immediate Sources of       of Liquidity as a % of
December 31,                           Borrowing Capacity           Liquidity              Total Recourse Debt
--------------------------------------------------------------------------------------------------------------------

1996                 $      4.8      $        131.8         $          136.6                     10.53%
1997                        5.8               154.8                    160.6                     14.02%
--------------------------------------------------------------------------------------------------------------------

(1) Cash balance excludes restricted cash in the amount of $12.5 million and $6.6 million at December 31, 1997 and 1996, respectively.

                                                    FOURTH QUARTER REVIEW

     The Company reported net income of $17.8 million for the fourth quarter of 1997 and earnings per common share of $0.32. These results were a slight decrease from the fourth quarter of 1996 net income of $17.9 million and earnings per common share of $0.35. Compared with the fourth quarter of 1996, the Company's fourth quarter 1997 results reflect mainly an increase in the general and administrative expenses, offset partially by an increase in net interest margin.

     Net interest margin totaled $21.9 million for the fourth quarter of 1997 compared with $19.8 million for the fourth quarter of 1996. The increase resulted primarily from an increase in average interest-earning assets to $5.1 billion for the fourth quarter of 1997 compared to $4.3 billion for the fourth quarter of 1996. The increase in the average interest-earning assets was primarily due to the addition of $2.7 billion in collateral for collateralized bonds during 1997, net of $0.9 billion of paydowns. This increase in interest-earnings assets was offset by the decline in the net interest spread on collateralized bonds which decreased from 1.51% for the fourth quarter of 1996 to 0.80% for the fourth quarter of 1997. This decline was primarily due to the securitization of lower coupon collateral, principally A+ quality single family ARM loans during 1997 coupled with the prepayments of higher coupon collateral during the fourth quarter 1997. The spread on the net investment in collateralized bonds was also effected by higher premium amortization caused by the increased prepayments during the fourth quarter of 1997. These factors were the major contributors to the overall decrease in the net interest spread on all interest-earning assets from 1.51% in the fourth quarter of 1996 to 1.29% for the fourth quarter of 1997.

     Annualized return on common shareholders' equity was 15.96% in the fourth quarter of 1997 compared to 19.31% for the fourth quarter of 1995.

     The average borrowed funds increased $0.7 billion to $4.6 billion for the fourth quarter of 1997 compared to $3.9 billion for the fourth quarter of 1996. This increase was directly related to the increase in the average interest-earning assets, primarily collateral for collateralized bonds. The average cost of funds also increased from 6.21% for the fourth quarter of 1996 to 6.49% for the fourth quarter of 1997. The increase in the cost of funds was due primarily to the increase in the average one-month LIBOR rate in the fourth quarter of 1997 in comparison to the fourth quarter of 1996.

     Loan production from all sources for the fourth quarter of 1997 increased to $465.3 million from $125.0 million for the fourth quarter of 1996 primarily as a result of an increase in purchases of A+ quality single family loans as well as an increase in multifamily and manufactured housing fundings during the fourth quarter of 1997. In addition, the Company'started funding commercial and multifamily construction/permanent loans during 1997.

Summary of Selected Quarterly Results (unaudited)
(amounts in thousands except share data)

------------------------------------------------------------------------------------------------------------------------
                                                        First             Second            Third            Fourth
Year ended December 31, 1997                           Quarter           Quarter           Quarter           Quarter
------------------------------------------------------------------------------------------------------------------------

Operating results:
       Total revenues                                 $   79,960        $   83,805       $   92,606        $    94,391
       Net interest margin                                20,591            21,463           20,822             21,861
       Net income                                         18,310            18,384           19,512             17,792
       Basic net income per common share (2)                0.35              0.35             0.36               0.32
       Diluted net income per common share (2)              0.35              0.34             0.36               0.32
       Cash dividends declared per common share (2)        0.325             0.335            0.345               0.35
                         Annualized return on
    common                                                18.83%            18.23%           18.83%             15.96%
          shareholders' equity
------------------------------------------------------------------------------------------------------------------------

Average interest-earning assets                        3,822,478         4,326,438        4,806,525          5,147,551
Average borrowed funds                                 3,384,627         3,876,080        4,365,282          4,579,595
------------------------------------------------------------------------------------------------------------------------

Net interest spread on interest-earning assets             1.71%             1.59%            1.39%              1.29%
Average asset yield                                        8.06%             7.93%            7.71%              7.78%
Net yield on average interest-earning assets               2.44%             2.25%            1.97%              2.00%
(1)
Cost of funds                                              6.35%             6.34%            6.32%              6.49%
------------------------------------------------------------------------------------------------------------------------

Loans funded                                             182,976           873,637          528,244            905,633
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                                        First             Second           Third             Fourth
Year ended December 31, 1996                           Quarter           Quarter          Quarter           Quarter
------------------------------------------------------------------------------------------------------------------------

Operating results:
       Total revenues                               $     72,982      $     91,236      $     80,414      $     86,339
       Net interest margin                                18,127            18,278            18,965            19,771
       Net income                                         12,685            25,897            16,558            17,908
       Basic net income per common share (2)                0.26              0.58              0.35              0.35
       Diluted net income per common share (2)              0.26              0.54              0.34              0.34
       Cash dividends declared per common share (2)        0.255             0.275            0.2925              0.31
                Annualized return on common
          shareholders' equity                            15.12%            32.45%            19.17%            19.31%
------------------------------------------------------------------------------------------------------------------------

Average interest-earning assets                        3,746,349         4,164,848         4,106,537         4,308,551
Average borrowed funds                                 3,472,800         3,782,776         3,717,976         3,869,616
------------------------------------------------------------------------------------------------------------------------

Net interest spread on interest-earning assets             1.70%             1.43%             1.48%             1.51%
Average asset yield                                        7.74%             7.52%             7.63%             7.72%
Net yield on average interest-earning assets (1)           2.14%             1.99%             2.07%             2.14%
Cost of funds                                              6.04%             6.09%             6.15%             6.21%
------------------------------------------------------------------------------------------------------------------------

Loans funded                                             767,630           337,230           278,926           124,994
------------------------------------------------------------------------------------------------------------------------

(1) Computed as net interest margin excluding non-interest collateralized bond expenses.
(2)  Adjusted for two-for-one common stock split effective May 5, 1997.


                                                 FORWARD-LOOKING STATEMENTS

     Certain written statements in this Form 10-K made by the Company, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. The Company does not undertake, and the Securities Litigation Reform Act specifically relieves the Company from, any obligation to update any forward-looking statements.

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

     Interest Rate Fluctuations. The Company's income depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently originated by the Company are fixed-rate. The profitability of a particular securitization may be reduced if interest rates increase substantially before these loans are securitized. In addition, the majority of the investments held by the Company are variable rate collateral for collateralized bonds and adjustable-rate investments. These investments are financed through non-recourse long-term collateralized bonds and recourse short-term repurchase agreements. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have periodic interest rate caps and the related borrowing have no such interest rate caps.

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

     Prepayments. Prepayments by borrowers on loans securitized by the Company may have an adverse impact on the Company's financial performance. Prepayments are expected to increase during a declining interest rate or flat yield curve environment. The Company's exposure to rapid prepayments is primarily (i) the faster amortization of premium on the investments and, to the extent applicable, amortization of bond discount, and (ii) the replacement of investments in its portfolio with lower yield securities. At December 31, 1997, the yield curve was considered flat relative to its normal shape, and as a result, the Company expects some prepayment acceleration during the first six months in 1998.

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


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon are set forth on pages F-1 through F-23 of this Form 10-K.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                                          PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 as to directors and executive officers of the Company is included in the Company's proxy statement for its 1998 Annual Meeting of Stockholders (the 1998 Proxy Statement) in the Election of Directors and Management of the Company sections on pages 4 and 6 and is incorporated herein by reference.


Item 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 is included in the 1998 Proxy Statement in the Management of the Company section on pages 6 through 10 and is incorporated herein by reference.


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is included in the 1998 Proxy Statement in the Ownership of Common Stock section on page 5 and is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is included in the 1998 Proxy Statement in the Compensation Committee Interlocks and Insider Participation section on page 10 and is incorporated herein by reference.

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

     3.4 Amendment to Articles of Incorporation, effective June 27, 1995 (Incorporated herein by reference to the Company's Current Report on Form 8-K (File No. 1-9819), dated June 26,1995.)

     3.5 Amendment to Articles of Incorporation, effective October 23,
1995 (Incorporated herein by reference to the Company's Current Report on Form 8-K (File No. 1-9819), dated October 19, 1995.)

     3.6 Amendment to the Articles of Incorporation, effective October 9, 1996
(Incorporated herein by reference to the   Registrant's Current Report on Form
8-K, filed October 15, 1996.)

     3.7 Amendment to the Articles of Incorporation, effective October 10, 1996
(Incorporated herein by reference to the   Registrant's Current Report on Form
8-K, filed October 15, 1996.)

     3.8 Amendment to the Articles of Incorporation, effective October 19, 1992. (Incorporated herein by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-3 (No. 333- 10783) filed March 21, 1997.)

     3.9 Amendment to the Articles of Incorporation, effective August 17, 1992. (Incorporated herein by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-3 (No. 333- 10783) filed March 21, 1997.)

     3.10 Amendment to Articles of Incorporation, effective April 25, 1997. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

     3.11 Amendment to Articles of Incorporation, effective May 5, 1997. (Incorporated herein by reference to the
 Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

     10.1 Dividend Reinvestment and Stock Purchase Plan (Incorporated herein by reference to the Company's Registration Statement on Form S-3 (No. 33-52071).)

     10.2 Executive Deferred Compensation Plan (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 1-9819) dated March 21, 1994.)

     10.3 Employment Agreement: Thomas H. Potts (Incorporated by reference to Exhibits to the Company's Annual Report filed on Form 10-K for the year ended December 31, 1994 (File No. 1-9819) dated March 31, 1995.)

     10.4 Promissory Note, dated as of May 13, 1996, between the Registrant (as Lender) and Dominion Mortgage Services, Inc. (as Borrower) (Incorporated herein by reference to Exhibits to the Company's Form 10-Q for the quarter ended June 30, 1996 (File No. 1-9819) dated August 14, 1996.)

     10.5 Employment Agreement: William J. Moore dated August 31, 1996 (Incorporated by reference to Exhibits to the Company's Annual Report filed on Form 10-K for the year ended December 31, 1996 (File No. 1-9819) dated March 31, 1997.)

     10.6 The Registrant's. Bonus Plan (Incorporated by reference to Exhibits to the Company's Annual Report filed on Form 10-K for the year ended December 31, 1996 (File No. 1-9819) dated March 31, 1997.)

     10.7 The Directors Stock Appreciation Rights Plan (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

     10.8 1992 Stock Incentive Plan as amended (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

     21.1 List of consolidated entities of the Company (filed herewith)

     23.1 Consent of KPMG Peat Marwick LLP  (filed herewith)

(b) Reports on Form 8-K

None.

                                                         SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  DYNEX CAPITAL, INC.
                                                  (Registrant)



March 25, 1998                                     /s/ Thomas H. Potts
--------------                                     -------------------
                                                   Thomas H. Potts
                                                   President
                                                   (Principal Executive Officer)


March 25, 1998                                     /s/ Lynn K. Geurin
--------------                                     ------------------
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

     Signature                      Capacity                   Date


/s/ Thomas H. Potts                 Director                   March 25, 1998
-------------------
Thomas H. Potts



/s/ J. Sidney Davenport, IV         Director                   March 25, 1998
---------------------------
J. Sidney Davenport, IV


/s/ Richard C. Leone                Director                   March 25, 1998
--------------------
Richard C. Leone


/s/ Paul S. Reid                    Director                   March 25, 1998
----------------
Paul S. Reid


/s/ Donald B. Vaden                 Director                   March 25, 1998
-------------------
Donald B. Vaden

                                                  DYNEX CAPITAL, INC.


                                         CONSOLIDATED FINANCIAL STATEMENTS AND

                                             INDEPENDENT AUDITORS' REPORT

                                              For Inclusion in Form 10-K

                                               Annual Report Filed with

                                          Securities and Exchange Commission

                                                   December 31, 1997

DYNEX  CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Financial Statements:                                                  Page

         Independent Auditors' Report                                  F-3
         Consolidated Balance Sheets -- December 31, 1997 and 1996     F-4
         Consolidated Statements of Operations -- For the years ended
             December 31, 1997, 1996 and 1995                          F-5
         Consolidated Statements of Shareholders' Equity -- For the
             years ended December 31, 1997, 1996 and 1995              F-6
         Consolidated Statements of Cash Flows -- For the years ended
             December 31, 1997, 1996 and 1995                          F-7
         Notes to Consolidated Financial Statements --
             December 31, 1997, 1996 and 1995                          F-8


Schedule IV - Mortgage Loans on Real Estate                            F-21

All other schedules are omitted because they are not applicable or not required.


                                             INDEPENDENT AUDITORS' REPORT




The Board of Directors
Dynex Capital, Inc.:


     We have audited the consolidated financial statements of Dynex Capital, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynex Capital, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.




                            KPMG PEAT MARWICK LLP


Richmond, Virginia
February 4, 1998

CONSOLIDATED BALANCE SHEETS
DYNEX CAPITAL, INC.

December 31, 1997 and 1996
(amounts in thousands except share data)

ASSETS                                                                                  1997                1996
                                                                                      ----------          ----------

Investments:
    Collateral for collateralized bonds                                              $   4,375,561      $    2,698,342
    Mortgage securities                                                                    513,750             890,212
    Other investments                                                                      214,120              98,943
    Loans held for securitization                                                          235,023             265,537
                                                                                     -----------------    ----------------
                                                                                         5,338,454           3,953,034

Cash                                                                                        18,329              11,396
Accrued interest receivable                                                                  5,628               8,078
Other assets                                                                                15,761              10,614
                                                                                            ------              ------
                                                                                     $   5,378,172      $    3,983,122
                                                                                     =================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Non-recourse debt - collateralized bonds                                             $  3,632,079      $    2,147,384
Recourse debt:
     Secured by collateralized bonds retained                                             494,493             366,688
     Secured by investments                                                               510,491             887,530
     Unsecured                                                                            140,711              45,658

Accrued interest payable                                                                    7,240               4,401
Accrued expenses and other liabilities                                                     12,756              11,610
Dividends payable                                                                          19,493              16,234
                                                                                      -------------       -------------

                                                                                        4,817,263           3,479,505
                                                                                     -----------------    ----------------

SHAREHOLDERS' EQUITY

Preferred stock, par value $.01 per share,
   50,000,000 shares authorized:
      9.75% Cumulative Convertible Series A,
        1,397,511 and 1,552,500 issued and outstanding, respectively                    31,920              35,460
      9.55% Cumulative Convertible Series B,
        1,957,490 and 2,196,824 issued and outstanding, respectively                    45,822              51,425
      9.73% Cumulative Convertible Series C,
        1,840,000 and 1,840,000 issued and outstanding, respectively                    52,740              52,740
Common stock,  par value $.01 per share,
  100,000,000 and 50,000,000 shares authorized, respectively,
  45,146,242 and 20,653,593 issued and outstanding, respectively                           451                 207
Additional paid-in capital                                                             342,570             291,637
Net unrealized gain on investments available-for-sale                                   79,441              64,402
Retained earnings                                                                        7,965               7,746
                                                                                                       -------------
                                                                               -----------------
                                                                                       560,909             503,617
                                                                                   -------------       -------------

                                                                                $    5,378,172      $    3,983,122
                                                                               =================    ================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
DYNEX CAPITAL, INC.

Years ended December 31, 1997, 1996 and 1995
(amounts in thousands except share data)
                                                         1997                 1996                 1995
                                                   -------------------  ------------------   -------------------

Interest income:
     Collateral for collateralized bonds            $        208,946     $       148,675      $         61,007
     Mortgage securities                                      79,714             128,450               160,597
     Other investments                                        13,730               5,737                 5,301
     Loans held for securitization                            34,514              29,439                28,349
                                                   -------------------  ------------------   -------------------
                                                             336,904             312,301               255,254
                                                   -------------------  ------------------   -------------------

Interest and related expense:
     Non-recourse debt                                       152,678             102,925                41,883
     Recourse debt                                            91,674             128,310               162,761
     Other                                                     1,982               2,819                 3,931
                                                   -------------------  ------------------   -------------------
                                                             246,334             234,054               208,575
                                                   -------------------  ------------------   -------------------

Net interest margin before provision for losses               90,570              78,247                46,679
Provision for losses                                          (5,833 )            (3,106 )              (2,888 )
                                                   -------------------  ------------------   -------------------
Net interest margin                                           84,737              75,141                43,791

Gain on sale of single family mortgage operations                  -              17,285                     -
Gain on sale of assets, net                                   10,254                 503                 9,651
Other income                                                   3,604                 882                 1,591
General and administrative expenses                          (24,597 )           (20,763 )             (18,123 )
                                                      ----------------     ---------------      ----------------

Net income                                          $         73,998     $        73,048      $         36,910
                                                   ===================  ==================   ===================

Net income                                          $         73,998     $        73,048      $         36,910
Dividends on preferred stock                                 (14,820 )           (10,009 )              (2,746 )
                                                             -------             -------                ------

Net income available to common shareholders         $         59,178     $        63,039      $         34,164
                                                   ===================  ==================   ===================

Per common share:
     Basic                                          $           1.38     $          1.54      $           0.85
                                                   ===================  ==================   ===================
     Diluted                                        $           1.37     $          1.49      $           0.85
                                                   ===================  ==================   ===================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
DYNEX  CAPITAL, INC.

Years ended December 31, 1997, 1996 and 1995
(amounts in thousands except share data)

                                                                                            Net Unrealized
                                                                 Additional          Gain (Loss)          Retained
                                        Preferred     Common       Paid-in         on Investments         Earnings
                                          Stock        Stock       Capital        Available-for-Sale     (Deficit)       Total
                                       ---------------------------------------------------------------------------------------------


 Balance at December 31, 1994        $         -  $         201        279,296 $             (72,678 )  $    (9,348) $    $197,471

 Issuance of common stock                                     1          2,212                     -             -           2,213
                                       -
 Series A preferred stock issued,
     net of issuance costs                  35,460            -             -                      -             -          35,460
 Series B preferred stock issued,
     net of issuance costs                  51,425            -             -                      -             -          51,425
 Net income - 1995                                            -             -                      -         36,910         36,910
                                       -
 Change in net unrealized loss
     on                   investments                         -             -                 67,919             -          67,919
available-for-sale                     -
 Dividends on common stock
     at $0.84 per share                                       -             -                      -        (33,829)       (33,829)
                                       -
 Dividends on preferred stock                                 -             -                      -         (2,746)        (2,746)
                                       -
                                       ---------------------------------------------------------------------------------------------
 Balance at December 31, 1995               86,885          202        281,508                (4,759)        (9,013)       354,823

 Issuance of common stock                                     5         10,129                     -             -          10,134
                                       -
 Series C preferred stock issued,
     net of issuance costs                  52,740            -             -                      -             -          52,740
 Net income - 1996                                            -             -                      -         73,048         73,048
                                       -
 Change in net unrealized loss
     on                   investments                         -             -                 69,161             -          69,161
available-for-sale                     -
 Dividends on common stock
     at $1.1325 per share                                     -             -                      -        (46,280)       (46,280)
                                       -
 Dividends on preferred stock                                 -             -                      -        (10,009)       (10,009)
                                       -
                                       ---------------------------------------------------------------------------------------------
 Balance at December 31, 1996              139,625          207        291,637                64,402          7,746        503,617

 Issuance of common stock                                    25         42,009                     -                        42,034
                                                 -                                                                -
 Conversion of preferred stock              (9,143)           6          9,137                     -
                                                                                                                  -              -
 Two-for-one common stock split                             213           (213)                    -
                                                 -                                                                -              -
 Net income - 1997                                                           -                     -         73,998         73,998
                                                 -            -
 Change in net unrealized gain
     on                   investments                                        -                15,039                        15,039
available-for-sale                               -            -                                                   -
 Dividends on common stock
     at $1.355 per share                                                     -                     -        (58,959)       (58,959)
                                                 -            -
 Dividends on preferred stock                                                -                     -        (14,820)       (14,820)
                                                 -            -
                                     -----------------------------------------------------------------------------------------------
 Balance at December 31, 1997        $     130,482 $        451        342,570  $             79,441    $     7,965   $    560,909
                                     ===============================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DYNEX  CAPITAL, INC.


Years ended December 31, 1997, 1996 and 1995
(amounts in thousands)
                                                                      1997                1996                 1995


                                                                  -----------------   ------------------   -----------------

Operating activities:
   Net income                                                  $         73,998    $          73,048    $         36,910
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for losses                                              5,833                3,106               2,888
       Net gain from sale of investments                               (10,254 )               (503 )            (2,276 )
       Gain on sale of single family operations                              -              (17,285 )                 -
       Amortization and depreciation                                    26,670               23,068              14,091
       Net increase (decrease) in accrued interest, other
        assets and other liabilities                                    14,385              (12,583 )            (4,931 )
       Other                                                                 -                    -              (2,639 )
                                                                 ---------------     ----------------     ---------------

          Net cash provided by operating activities                    110,632               68,851              44,043
                                                               -----------------   ------------------   -----------------

Investing activities:
   Collateral for collateralized bonds:
       Fundings of loans subsequently securitized                   (2,302,831 )         (1,571,955 )          (708,954 )
       Principal payments on collateral                                940,613              464,478             205,150
       Increase in accrued interest receivable                         (10,316 )            (10,775 )            (4,562 )
       Net change in funds held by trustees                                544                  419                 952
   Net decrease (increase) in loans held for securitization             28,542              (48,166 )           307,019
   Purchase of other investments                                      (160,800 )            (35,570 )           (15,665 )
   Payments on other investments                                        18,547               12,655               4,939
   Proceeds from sale of other investments                              15,544                    -                   -
   Purchase of mortgage securities                                    (848,663 )           (113,196 )          (432,885 )
   Payments on mortgage securities                                      62,184              304,551             260,850
   Proceeds from sales of mortgage securities                          847,339              505,708             634,364
   Proceeds from sale of single family operations                        9,500               20,413                   -
   Capital expenditures                                                 (2,921 )             (3,162 )              (911 )
                                                                 ---------------     ----------------     ---------------

          Net cash (used for) provided by investing activities      (1,402,718 )           (474,600 )           250,297

                                                                 ---------------     ----------------     ---------------

Financing activities:
   Collateralized bonds:
       Proceeds from issuance of securities                          2,400,191            1,770,965             602,049
       Principal payments on securities                               (919,885 )           (448,238 )          (174,150 )
       Increase (decrease) in accrued interest payable                   2,945                   91                (427 )
   Proceeds from issuance of senior notes                               98,223                    -                   -
   Repayments on senior unsecured notes                                 (3,000 )             (3,000 )            (3,000 )
   Repayments on borrowings, net                                      (250,969 )           (936,055 )          (768,552 )
   Proceeds from stock offerings, net                                   42,034               62,874              89,097
   Dividends paid                                                      (70,520 )            (51,721 )           (25,042 )
                                                               -----------------   ------------------   -----------------
          Net cash provided by (used for) financing activities       1,299,019              394,916            (280,025 )
                                                               -----------------   ------------------   -----------------

Net increase (decrease) in cash                                          6,933              (10,833 )            14,315
Cash at beginning of year                                               11,396               22,229               7,914
                                                                        ------               ------               -----

Cash at end of year                                            $        18,329     $         11,396     $        22,229
                                                               =================   ==================   =================

 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

December 31, 1997, 1996 and 1995
(amounts in thousands except share data)


NOTE 1 - THE COMPANY

     The Company originates and purchases mortgage loans and consumer installment loans throughout the United States. Currently, the Company's primary production operations include the origination of mortgage loans secured by multifamily and commercial properties and the origination of loans secured by manufactured homes. The Company will securitize the loans funded principally as collateral for collateralized bonds, limiting its credit risk and providing long-term financing for those loans securitized.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation The consolidated financial statements include the accounts of Dynex Capital, Inc., (formerly, Resource Mortgage Capital, Inc.) its wholly-owned subsidiaries (together, "Dynex") and certain other affiliated entities (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation. Substantially all of the collateral for collateralized bonds is pledged to secure non-recourse debt in the form of collateralized bonds issued by limited-purpose finance subsidiaries and is not available for the satisfaction of general claims of the Company. As the collateralized bonds are non-recourse to the Company, the Company's exposure to loss on the assets pledged as collateral for collateralized bonds is generally limited to the amount of collateral pledged to the collateralized bonds in excess of the amount of the collateralized bonds issued.

     Reclassification and Stock Split Certain amounts for prior years have been reclassified to conform to the presentation for 1997. On May 5, 1997, the Company completed a two-for-one common stock split. All references to the per share amounts in the accompanying consolidated financial statements and related notes have been restated to reflect the stock split.

     Federal Income Taxes Dynex has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. As a result, Dynex generally will not be subject to federal income taxation at the corporate level to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. No provision has been made for income taxes for Dynex and its qualified REIT subsidiaries in the accompanying consolidated financial statements, as Dynex believes it has met the prescribed requirements.

     Investments Pursuant to the requirements of Statement of Financial Accounting Standards No. 115 ("FAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities", the Company is required to classify certain of its investments as either trading, available-for-sale or held-to-maturity. The Company has classified collateral for collateralized bonds and mortgage securities as available-for-sale. These investments are therefore reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. The basis of any securities sold is computed using the specific identification method. Collateral for collateralized bonds can be sold only subject to the lien of the respective collateralized bond indenture so long as the related bonds have not been redeemed.

     Collateral for Collateralized Bonds. Collateral for collateralized bonds consists of securities which have been pledged to secure collateralized bonds. These securities are backed by single family, multifamily and commercial mortgage loans, as well as manufactured housing installment loans.

     Mortgage   Securities.   Mortgage  securities  consist  of  adjustable-rate
mortgage ("ARM") securities, fixed-rate mortgage securities, mortgage derivative securities and mortgage residual interests.

     Other Investments. Other investments consists primarily of single family homes leased to home builders, property tax receivables and a note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996 (see Note 9). Other investments are not considered securities pursuant to FAS No. 115, and therefore are reported at their amortized cost basis.

     Loans Held for Securitization Loans held for securitization primarily include mortgage loans secured by commercial, multifamily and single family residential properties and installment loans secured by manufactured homes. These loans will generally be securitized as collateral for collateralized bonds. These loans are carried at the lower of cost or market. Premiums paid or discounts obtained on these loans are deferred as an adjustment to the carrying value of the loans. Deferred hedging gains or losses, if any, are netted against the outstanding loan balances.

     Price Premiums and Discounts Price premiums and discounts on investments and obligations are amortized into interest income or expense, respectively, over the life of the related investment or obligation using a method that approximates the effective yield method.

     Deferred Issuance Costs Costs incurred in connection with the issuance of collateralized bonds and unsecured notes are deferred and amortized over the estimated lives of their respective debt obligations using a method that approximates the effective yield method.

     Derivative Financial Instruments The Company enters into interest rate swap agreements, interest rate cap agreements, financial forwards, financial futures and options on financial futures ("Interest Rate Agreements") to manage its sensitivity to changes in interest rates. These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. At trade date, these instruments are designated as either hedge positions or trade positions.

     For Interest Rate Agreements designated as hedge instruments, the Company evaluates the effectiveness of these hedges periodically against the financial instrument being hedged under various interest rate scenarios. The revenues and costs associated with interest rate swap agreements are recorded as adjustments to interest income or expense on the asset or liability being hedged. For interest rate cap agreements, the amortization of the cost of the agreements is recorded as a reduction in the net interest margin on the related investment. The unamortized cost is included in the carrying amount of the related investment. Revenues or cost associated with futures and option contracts are recognized in income or expense in a manner consistent with the accounting for the asset or liability being hedged. Amounts payable to or receivable from counterparties are included in the financial statement line of the item being hedged. Interest Rate Agreements that are hedge instruments are also carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

     The Company may also enter into forward delivery contracts and interest rate futures and options contracts for hedging interest rate risk associated with commitments made to fund loans. Gains and losses on such contracts are either (i) deferred as an adjustment to the carrying value of the related loans until the loan has been funded and securitized, after which the gains or losses will be amortized into income over the remaining life of the loan using a method that approximates the effective yield method, or (ii) deferred until such time as the related loans are funded and sold.

     If a hedged instrument is sold or matures, or the criteria that was executed at the time the hedge instrument was entered into no longer exists, the Interest Rate Agreement is no longer accounted for as a hedge. Under these circumstances, the accumulated change in the market value of the hedge is recognized in current income to the extent that the effects of interest rate or price changes of the hedged item have not offset the hedge results.

     For Interest Rate Agreements entered into for trading purposes, realized and unrealized changes in fair value of these instruments are recognized in the consolidated statements of operations in gain on sale of assets in the period in which the changes occur or when such trade instruments are settled. Amounts payable to or receivable from counterparties, if any, are included on the consolidated balance sheets in accrued expenses and other liabilities.

     Cash Approximately $12,500 and $6,600 of cash at December 31, 1997 and 1996, respectively, is restricted for the payment of premiums on various insurance policies related to certain mortgage securities, or is held in trust to cover losses not otherwise covered by insurance.

     Net Income Per Common Share Net income per common share is presented on both a basic net income per common share and diluted net income per common share basis. Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights, using the treasury stock method. As a result of the two-for-one split of the Company's common stock in May 1997, the preferred stock is convertible into two shares of common stock for one share of preferred stock.

     Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The primary estimates inherent in the accompanying consolidated financial statements are discussed below.

     Fair Value. The Company uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. The discount rates used are based on management's estimates of market rates, and the cash flows are projected utilizing the current interest rate environment and forecasted prepayment rates. Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of the Company's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements. The fair value of all on- and off-balance sheet financial instruments is presented in Note 8.

     Allowance for Losses. As discussed in Note 5, the Company has credit risk on certain investments. An allowance for losses has been estimated and established for that credit risk based on management's judgment. The allowance for losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of potential credit losses, as well as industry loss experience. Provisions made to increase the allowance related to credit risk are presented as provision for losses in the accompanying consolidated statements of operations. The Company's actual credit losses may differ from those estimates used to establish the allowance.

     Derivative and Residual Securities. Income on certain derivative and residual securities is accrued using the effective yield method based upon estimates of future cash flows to be received over the estimated remaining lives of the related mortgage securities. Reductions in carrying value are made when the total projected cash flow is less than the Company's basis, based on either the dealers' prepayment assumptions or, if it would accelerate such adjustments, management's expectations of interest rates and future prepayment rates.

     Recent Accounting Pronouncements In January 1997, the Company adopted the Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No.125"). FAS No. 125 provides accounting and reporting standards for transfers andservicing of financial assets and extinguishments of liabilities based on a financial components approach that focuses on control of the respective assets and liabilities. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. The impact of adopting FAS No. 125 did not result in a material change to the Company's financial position and results of operations.

     The Company also adopted the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("FAS No. 128") in 1997. FAS No. 128 replaced Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure" ("FAS No. 129"). FAS No. 129 summarizes previously issued disclosure guidance contained within APB Opinions No. 10 and 15, as well as Statement of Financial Accounting Standard No. 47, "Disclosure of Long-Term Obligations". This statement is effective for financial statements for periods ending after December 15, 1997. There are no significant changes to the Company's disclosures pursuant to the adoption of FAS No. 129.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("FAS No. 130"). FAS No. 130 requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately, either in a separate statement of comprehensive income, in the statement of shareholders' equity, or in the statement of operations. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS No. 131"). FAS No. 131 establishes standards for reporting information about operating segments and is effective for financial statements issued for fiscal years beginning after December 15, 1997. There will be no significant changes to the Company's disclosures pursuant to the adoption of FAS No. 131.

     In January 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("FAS No. 132"). FAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans and is effective for financial statements issued for fiscal years beginning after December 15, 1997. There will be no significant changes to the Company's disclosures pursuant to the adoption of FAS No. 132.


NOTE 3 - COLLATERAL FOR COLLATERALIZED BONDS, MORTGAGE SECURITIES AND OTHER INVESTMENTS

     The following table summarizes the Company's amortized cost basis and fair value of investments, as of December 31, 1997 and 1996, classified as available-for-sale and the related average effective interest rates:



------------------------------------------ --------------------------------- ------ ------------------------------------
                                                         1997                                      1996
------------------------------------------ --------------------------------- ------ ------------------------------------
                                                                Effective                                   Effective
                                                                 Interest                                    Interest
                                             Fair Value            Rate                Fair Value              Rate
------------------------------------------ ---------------- -- ------------- ------ ----------------- ---- -------------

Collateral for collateralized bonds:
      Amortized cost                         $     4,317,945       7.5%               $     2,664,681         7.9%
   Allowance for losses                              (24,811  )                               (31,732 )
------------------------------------------ -- ------------- -- ------------- ------ -- -------------- --- --------------
     Amortized cost, net                           4,293,134                                2,632,949
   Gross unrealized gains                             94,825                                   73,696
   Gross unrealized losses                           (12,398  )                                (8,303 )
------------------------------------------ -- ------------- -- ------------- ------ -- -------------- --- --------------
                                             $     4,375,561                          $     2,698,342
------------------------------------------ -- ------------- -- ------------- ------ -- -------------- --- --------------

Mortgage securities:
   Adjustable-rate mortgage securities       $       403,117       7.7%               $       780,315         6.9%
   Fixed-rate mortgage securities                     21,463       9.1%                        30,703         10.9%
   Derivative and residual securities                 97,848      16.3%                        87,479         16.4%
------------------------------------------ -- ------------- -- ------------- ------ -- -------------- --- --------------
                                                     522,428                                  898,497
   Allowance for losses                               (5,692  )                                (7,294 )
   --------------------------------------- -- ------------- -- ------------- ------ -- -------------- --- --------------
        Amortized cost, net                          516,736                                  891,203
   Gross unrealized gains                             18,144                                   23,591
   Gross unrealized losses                           (21,130  )                               (24,582 )
------------------------------------------ -- ------------- -- ------------- ------ -- -------------- --- --------------
                                             $       513,750                          $       890,212
------------------------------------------ -- ------------- -- ------------- ------ -- -------------- --- --------------

     Collateral for collateralized bonds. Collateral for collateralized bonds consists of securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family and multifamily residential housing, commercial properties and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds. The Company's exposure to loss on collateral for collateralized bonds is generally limited to the amount of collateral pledged in excess of the related collateralized bonds issued, as the collateralized bonds issued by the limited-purpose finance subsidiaries are non-recourse to the Company.

The components of collateral for collateralized bonds at December 31, 1997 and 1996 are as follows:

--------------------------------------------------------------------------------
                                                    1997                 1996
--------------------------------------------------------------------------------

Collateral, net of allowance                 $  4,199,777         $   2,555,903
Funds held by trustees                              2,092                 2,637
Accrued interest receivable                        28,891                18,575
Unamortized premiums and discounts, net            62,374                55,834
Unrealized gain, net                               82,427                65,393
             -------------------------------------------- -- --------------- ---
                                             $  4,375,561         $   2,698,342
             -------------------------------------------- -- --------------- ---


     Mortgage securities. ARM securities consist of mortgage certificates secured by ARM loans. Fixed-rate mortgage securities consist of mortgage certificates secured by mortgage loans that have a fixed rate of interest for at least one year from the balance sheet date. Derivative securities are classes of collateralized bonds, mortgage pass-through certificates or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses.

     Other investments. Other investments consist primarily of model homes purchased from home builders which were simultaneously leased back to the builders, principally through operating leases. At the end of each lease, generally after a twelve to eighteen month lease term, the Company will sell the home. Model homes included in other investments amounted to $121,834 and $33,268 at December 31, 1997 and 1996, respectively. The expected future lease receipts based on the outstanding leases at December 31, 1997 totaled $8,915--1998, $1,022--1999, $639--2000. $373--2001 and none--2002. In addition, other investments include a note receivable in connection with the sale of the Company's single family mortgage operations in May 1996 (see Note 9) and property tax receivables purchased by the Company. The balance of the note receivable was $38,000 and $47,500 at December 31, 1997 and 1996, respectively.

     Sale of investments. Proceeds from sales of mortgage securities totaled $847,339, $505,708 and $634,364 in 1997, 1996 and 1995, respectively. Gross gains of  $2,743,  $4,489 and  $15,513  and gross  losses of $2,163,  $6,887 and
$13,237 were realized on those sales in 1997, 1996 and 1995, respectively. Gross realized losses in 1996 includes writedowns for permanent impairment of certain mortgage derivative securities of $1,460.


NOTE 4 - LOANS HELD FOR SECURITIZATION

     The following table summarizes the Company's loans held for securitization at December 31, 1997 and 1996, respectively.

    ----------------------------------------------------------------------------------------------------------
                                                                          1997                    1996
    ----------------------------------------------------------------------------------------------------------

    Secured by multifamily and commercial properties              $          125,338       $         208,230
    Secured by manufactured homes                                             56,497                  40,745
    Secured by single family residential properties                           35,209                  24,076
                                                                    -----------------        -----------------
                                                                             217,044                 273,051
    Deferred hedging positions                                                27,677                     190
    Net discount                                                              (7,968 )                (5,363
         Total loans held for securitization                      $         $235,023       $         265,537
    ----------------------------------------------------------------------------------------------------------


     The Company originates fixed-rate loans secured by first mortgages or deeds of trust on multifamily properties, commercial properties and land home financing on manufactured homes. The Company also originates fixed-rate and adjustable-rate installment loans on manufactured homes which are secured by either a UCC filing or a motor vehicle title. While the Company originates these loans throughout the United States, over 50% of the multifamily and commercial loans are located in California, South Carolina and Texas. Over 50% of the manufactured housing loans are located in Texas, Michigan, South Carolina and North Carolina.

     Net discount on loans held for securitization includes premiums paid and discounts obtained on loans held for securitization. Deferred hedging positions includes the gains and losses generated from corresponding hedging transactions, primarily used to hedge the pipeline of commitments to fund multifamily and commercial loans. Deferred hedging positions are deferred as an adjustment to the carrying value of the loans until the loans are funded and either securitized or sold.

     The Company funded loans with an aggregate principal balance of $565,058, $744,001 and $893,953 during 1997, 1996 and 1995, respectively. Additionally, the Company purchased bulk loans, principally single family ARM loans, totaling $1,271,479, $731,460 and $22,433 in 1997, 1996 and 1995, respectively.

NOTE 5 - ALLOWANCE FOR LOSSES

The following table summarizes the activity for the allowance for losses on investments for the years ended December 31, 1997 and 1996:

     ----------------------------------------- --- -------------- --- -- --------------- --
                                                       1997                   1996
     ----------------------------------------- --- -------------- --- -- --------------- --

     Allowance at beginning of year             $           41,423     $           12,534
     Provision for losses                                    5,833                  3,106
     Provision recorded due to  sale of
       single family  operations (see Note 9)                    -                 33,670
     Credit losses, net of recoveries                      (14,144)
                                                                                   (7,887)
     ----------------------------------------- --- -------------- --- -- --------------- --
     Allowance at end of year                  $            33,112    $            41,423
     ----------------------------------------- --- -------------- --- -- --------------- --

     Collateral for collateralized bonds. The Company has limited exposure to credit risk retained on loans that it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the amount of collateral in excess of the related collateralized bonds issued, excluding price premiums and discounts and hedge gains and losses. The allowance for losses for collateral for collateralized bonds totaled $24,811 and $31,732 at December 31, 1997 and 1996 respectively, and is included in collateral for collateralized bonds in the accompanying consolidated balance sheets.

     Mortgage securities. On certain mortgage securities collateralized by mortgage loans purchased by the Company for which mortgage pool insurance is used as the primary source of credit enhancement, the Company has limited exposure to certain credit risks such as fraud in the origination and special hazards not covered by such insurance. An allowance was established based on the estimate of losses at the time of securitization. The allowance for losses for mortgage securities is $5,692 and $7,294 at December 31, 1997 and 1996, respectively, and is included in mortgage securities in the accompanying consolidated balance sheets.

     Other Investments. The Company is exposed to potential losses if the builder defaults on the lease payments or, if at the sale of the model, there has been a decline in the value of the model. The Company's potential loss is equal to the difference in the cash proceeds from the sale of the model and the net purchase price of the model less reserves. The Company evaluates the financial condition of the homebuilders as well as the market conditions where the homes are located to determine the amount of reserves necessary. The Company has established reserves for potential losses on other investments of $879 and $56 at December 31, 1997 and 1996, respectively.

     Loans held for securitization. The Company has exposure to credit losses on loans held for securitization until those loans are securitized. Upon securitization, the Company's exposure is generally limited to its net investment in those loans as discussed above. The Company has established reserves for potential losses for the loans held for securitization totaling $1,730 and $2,341 at December 31, 1997 and 1996, respectively.

NOTE 6 - NON-RECOURSE DEBT

     The  Company,  through  limited-purpose  finance  subsidiaries,  has issued non-recourse debt in the form of collateralized bonds. Each series of collateralized bonds may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on the collateral for collateralized bonds and any reinvestment income thereon are used to make payments on the collateralized bonds (see Note 3). The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to the Company. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. As a result, the actual maturity of any class of a collateralized bonds series is likely to occur earlier than its stated maturity.

     The components of collateralized bonds along with certain other information at December 31, 1997 and 1996 are summarized as follows:


----------------------------------- ---------------------------------- -- -----------------------------------
                                                  1997                                   1996
----------------------------------- ---------------------------------- -- -----------------------------------
                                    Bonds Outstanding     Range of        Bonds Outstanding      Range of
                                                       Interest Rates                         Interest Rates
----------------------------------- ------------------ --------------- -- ------------------- ---------------

Variable-rate classes               $      3,192,049     5.9% - 7.4%      $       1,922,021     5.6% - 6.0%
Fixed-rate classes                           433,028     6.5% - 11.5%               220,185     6.5% - 11.5%
Accrued interest payable                       5,949                                  3,004
Deferred bond issuance costs                  (4,875)                                (3,952)
Unamortized net premium                        5,928                                  6,126
----------------------------------- -- ------------ -- --------------- -- --- ------------ -- ---------------
                                    $      3,632,079                       $      2,147,384
----------------------------------- -- ------------ -- --------------- -- --- ------------ -- ---------------

Range of stated maturities               1998 - 2031                              1998-2030

Number of series                                  33                                     31
----------------------------------- -- ------------ -- --------------- -- --- ------------ -- ---------------

     The variable rate classes are based on one-month London InterBank Offered Rate (LIBOR). The average effective rate of interest expense for non-recourse debt was 6.5%, 6.5% and 7.2% for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 7 - RECOURSE DEBT

     The Company utilizes repurchase agreements, notes payable and warehouse credit facilities (together, "Recourse Debt") to finance certain of its investments. The following table summarizes the Company's recourse debt outstanding and the weighted-average annual rates at December 31, 1997 and 1996:

----------------------------------- ---------------------------------------- -- ----------------------------------------
                                                     1997                                        1996
----------------------------------- ---------------------------------------- -- ----------------------------------------
                                                      Weighted-                                  Weighted-
                                                       Average     Market                         Average        Market
                                        Amount       Annual Rate   Value of        Amount       Annual Rate    Value of
                                     Outstanding                   Collateral    Outstanding                   Collateral
----------------------------------- ------------- -- ---------- -- --------- -- ------------ -- ----------- -- ---------

Recourse debt secured by:
  Collateralized bonds              $      494,493     6.18%          523,907     $   366,688      5.69%     $    381,417
  Mortgage securities                      394,551     6.23%          418,611         756,448      5.82%          806,025
  Other investments                         60,983     7.93%          128,248          11,582      7.87%           33,319
  Loans held for securitization             51,423     6.95%           64,043         119,500      6.98%          235,845
 Other assets                                3,534     7.25%            3,619               -                           -
                                         ----------                 ----------       ---------                 ----------
                                         1,004,984                  1,138,428       1,254,218                   1,456,606
 Unsecured debt:
    7.875% senior notes                     98,380    7.883%                -               -                           -
    Series B 10.03% senior notes            34,795    10.03%                -          34,722      10.03%               -
    Series A 9.56% senior notes              5,932    9.56 %                -           8,895      9.56%                -
    Acquisition notes due 1999-2001          1,604     8.41%                -           2,041      8.43%                -
----------------------------------- -- ---------- -- ---------- - ---------- -- -- --------- -- ----------- - ----------
                                    $    1,145,695                  1,138,428     $ 1,299,876                $  1,456,606
----------------------------------- -- ---------- -- ---------- - ---------- -- -- --------- -- ----------- - ----------

     Secured Debt. At December 31, 1997 and 1996, recourse debt consisted of $889,044 and $1,123,136, respectively, of repurchase agreements secured by investments, and $101,971 and $128,220, respectively, outstanding under warehouse credit facilities. At December 31, 1997, substantially all recourse debt in the form of repurchase agreements had maturities within thirty days and bear interest at rates indexed to LIBOR. If the counterparty to the repurchase agreement fails to return the collateral, the ultimate realization of the security by the Company may be delayed or limited. The excess market value of the assets securing the Company's repurchase obligations at December 31, 1997 did not exceed 10% of shareholders' equity for any of the individual counterparties with whom the Company had contracted these agreements.

     At December 31, 1997, the Company had three credit facilities aggregating $600,000 to finance the funding of loans, $300,000 expiring in 1998 and $300,000 expiring in 1999. The interest rates on these facilities range from one-month LIBOR plus 0.875% to one-month LIBOR plus 1.375%. The contractual rates paid on these facilities may be reduced by credits for compensating cash balances. One of these facilities includes a sub-agreement that allows the Company to borrow up to $30,000 unsecured for working capital purposes. The Company expects that these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal.

     During 1997, the Company entered into capital leases for financing its furniture and computer equipment. Interest expense on these capital leases was $52 for the year ended December 31, 1997. The aggregate payments due under the capital leases for five years after December 31, 1997 are $627, $900, $970, $598 and $439.

     Unsecured Debt. In July 1997, the Company issued $100,000 unsecured 7.875% senior notes due 2002. Interest is payable semi-annually in arrears. The Company's Series A 9.56% senior notes are payable in annual installments through 1999. The Company's Series B 10.03% senior notes are payable in annual installments through 2001. The Company also has various acquisition notes payable totaling $1.6 million at December 31, 1997. The aggregate principal payments due under the unsecured notes for five years after December 31, 1997 are $12,154, $12,662, $8,894, $8,894 and $100,000.

NOTE 8 - FAIR VALUE AND ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS No. 107") requires the disclosure of the estimated fair value of on-and off-balance-sheet financial instruments. The following table presents the carrying values and estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996:

----------------------------------------- --------------------------------------- -- -------------------------------------
                                                           1997                                      1996
----------------------------------------- --------------------------------------- -- -------------------------------------
                                          Notional     Amortized                     Notional    Amortized Cost  Fair
                                            Amount        Cost       Fair Value        Amount                     Value
----------------------------------------- ----------- ------------- ------------- -- ----------- --------------- ---------

Recorded financial instruments:

Assets:
 Collateral for collateralized bonds      $          -$   4,285,079 $    4,375,626     $        -$   2,624,337$   2,695,735
 Mortgage securities                                 -      510,456        512,220              -      880,790      887,717
 Interest rate cap agreements                 1,499,000      14,335          1,465      1,499,000       19,025        5,102
 Loans held for securitization                       -      213,477        233,037              -      262,960      277,710
 Other investments                                   -      214,120        224,360              -       96,236       98,378
 Cash                                                -       18,329         18,329              -       11,396       11,396
Liabilities:
 Non-recourse debt                                   -    3,632,079      3,632,079              -    2,147,384    2,147,384
 Recourse debt:
    Secured by collateralized bonds                  -      494,493        494,493              -      366,688      366,688
   retained
    Secured by investments                           -      510,491        510,491              -      887,530      887,530
    Unsecured                                        -      140,711        147,477              -       45,658       45,658

Off-balance sheet financial
instruments:

   Financial futures contracts                  538,500        5,179        (4,904)       274,000            -       (1,804)
   Options on futures contracts                  50,000         (195)           90        100,000            -          (55)
   Interest rate swap agreements              1,378,778            -        (3,940)     1,452,801            -         (843)
   Forward delivery contracts                    74,200       (8,270)       (8,270)        267,400      (1,026)      (1,026)
   Commitments to fund loans                    697,840       11,750       758,542        536,931       (2,452)     552,560
   -------------------------------------- -- --------- -- --------- --- --------- -- -- -------- -- --------- -- ---------

     The fair value of collateral for collateralized bonds, mortgage securities, interest rate cap agreements, loans held for securitization and other investments is based on actual market price quotes, or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions. The carrying amount of cash is a reasonable estimate of fair value. Non-recourse debt and secured recourse debt are short-term borrowings that reprice frequently. Therefore, the carrying value approximates the fair value. The fair value of the unsecured debt was determined by calculating the present value of the projected cash flows using appropriate discount rates. The fair value of the off-balance sheet financial instruments was determined from actual market quotes.

     Derivative Financial Instruments Used for Interest Rate Risk Management The Company may engage in derivative financial instrument activities for the purpose of interest rate risk management and yield enhancement. As of December 31, 1997, all of the Company's outstanding derivative financial positions were for interest rate risk management. For all derivative financial instruments, the Company has credit risk to the extent that the counterparties do not perform their obligation under the agreements. If one of the counterparties does not perform, the Company would not receive the cash to which it would otherwise be entitled under the conditions of the agreement.

     Interest rate cap agreements. The Company has LIBOR and one-year Constant Maturity Treasury Index (CMT) based interest rate cap agreements to limit its exposure to the lifetime interest rate caps on certain of its ARM securities and collateral for collateralized bonds. Under these agreements, the Company will receive additional cash flow should the related index increase above the contracted rates. Contract rates on these cap agreements range from 8.0% to 11.5%, with expiration dates ranging from 1999 to 2004.

     Financial futures, forwards and options contracts. The Company may utilize financial futures and forward contracts to moderate the risks inherent in the financing of its mortgage securities with floating rate repurchase agreements. The Company utilizes these instruments to synthetically lengthen the terms of the repurchase agreement financing, generally from one month to three and six months. Under these contracts, the Company will receive additional cash flow if the related index increases above the contracted rates. The Company will pay additional cash flow if the related index decreases below the contracted rates. As of December 31, 1997, the Company had no such financial futures and forward contracts outstanding.

     The Company will also use financial futures, forward and option contracts to reduce exposure to the effect of changes in interest rates on funded loans, as well as those loans that the Company has committed to fund. As of December 31, 1997, the Company had entered into commitments to fund multifamily and commercial loans of $641,903 at fixed interest rates ranging from 7.65% to 8.80% and manufactured housing loans of $55,937 primarily at fixed interest rates ranging from 7.50% to 11.25%. The multifamily and commercial commitments had original terms of not more than 27 months. The manufactured housing commitments generally had original terms of not more than 90 days. The Company has deferred net hedging losses of $15,088 at December 31, 1997 and deferred net hedging gains of $2,022 at December 31, 1996 related to these positions.

     Interest rate swap agreements. The Company may enter into various interest rate swap agreements to limit its exposure to changes in financing rates of collateral for collateralized bonds and certain mortgage securities. The Company has entered into a series of interest rate swap agreements which caps the increase in borrowing costs in any six-month period to 1% for $1,020,000 notional amount of short-term borrowings. Pursuant to the terms of this agreement, the Company pays the lesser of current six-month LIBOR, or six-month LIBOR in effect 180-days prior plus 1%, and receives current 6-month LIBOR. These agreements expire in 2001. The Company has also entered into a an amortizing interest rate swap agreement related to variable-rate collateralized bond classes with a remaining notional balance of $148,513. Under the terms of this agreement, the Company receives one-month LIBOR and pays 6.15%. This agreement expires in 2000. The Company entered into an amortizing interest rate swap agreement with remaining notional balance of $185,131 related to prime-based ARM loans financed with LIBOR-based variable-rate collateralized bonds. Under the terms of the agreement, the Company receives one-month LIBOR plus 2.65% and pays one-month average prime in effect three months prior.

     The Company has also entered into interest rate swap agreements with a total notional balance of $25,134 related to tax-exempt bonds for which the Company facilitates the issuance. As the facilitator of the issuance of the bonds, the Company is required to pay interest due to the bond holders in excess of a fixed rate. The bonds are floating rate based on the current weekly Public Securities Association index ("PSA"). The Company, simultaneous to the issuance of the bonds, entered into an interest rate swap agreement to pay fixed and receive weekly PSA.

     Derivative Financial Instruments Used for Other Than Risk Rate Management Purposes The Company may enter into financial futures, forwards and options contracts to enhance the overall yield on its investment portfolio. Such derivative contracts are considered trading positions, and generally are for terms of less than three months. The Company realized gross gains of $9,862 and $360 from these contracts in 1997 and 1996, respectively, primarily from premium income received on options contracts written. The Company realized gross losses of $281 and $3,687 from these contracts in 1997 and 1996, respectively. There were no open trading positions at December 31, 1997 and 1996.


NOTE 9 - SALE OF SINGLE-FAMILY MORTGAGE OPERATIONS

     On May 13, 1996, the Company sold its single family correspondent, wholesale and servicing operations (collectively, the "single family mortgage operations") to a subsidiary of Dominion Resources, Inc. for $67,958. The terms of the purchase included an initial cash payment of $20,458, with the remainder of the purchase price paid in five annual installments of $9,500 beginning January 2, 1997, pursuant to a note agreement. The note bears interest at a rate of 6.50% and is classified as other investments in the consolidated balance sheet. As a result of the sale, the Company recorded a net gain of $17,285. Such amount included a provision of $33,670 for possible losses on securitized single family loans where the Company, which performed the servicing of such loans prior to the sale, has retained a portion of the credit risk on these loans.

NOTE 10 - EARNINGS PER SHARE

     The following table reconciles the numerator and denominator for both the basic and diluted EPS for the years ended December 31, 1997, 1996 and 1995.

-------------------------------------------------------------------------------------------------------------------------------
                                                 1997                            1996                          1995
                                       --------------------------     ---------------------------   ---------------------------

                                                    Weighted-Average              Weighted-Average              Weighted-Average
                                                      Number of                     Number of                     Number of
                                                       Shares                         Shares                       Shares
                                         Income                        Income                         Income
                                       -----------  --------------------------------------------------------------------------

Net Income                                $ 73,998                    $  73,048                      $  36,910
Less: Dividends paid to preferred          (14,820)                     (10,009 )                       (2,746  )
stock
                                       -----------  --------------   -----------  ---------------   ----------- --------------
                                            59,178     43,031,381        63,039       40,889,581        34,164     40,245,545

Effect of dividends and additional shares of preferred stock:
    Series A                                 3,948      2,953,413         3,687        3,105,000             -              -
    Series B                                 5,500      4,138,945         5,218        4,393,648             -              -
    Series C                                     -              -         1,104          771,585             -              -
                                       -----------   -------------    ----------  ---------------   -----------  -------------

                                         $  68,626     50,123,739        73,048       49,159,814     $  34,164     40,245,545
                                       ===========  ==============   ===========  ===============   =========== ==============

Basic EPS                                                   $1.38                          $1.54                        $0.85
                                                    ==============                ===============               ==============

Diluted EPS                                                 $1.37                          $1.49                        $0.85
                                                            =====                          =====                        =====


Reconciliation     of    anti-dilutive
shares:

Dividends and additional shares of preferred stock:
    Series A                                     $              -    $                         -    $    1,817      1,552,685
                                                 -                            -
    Series B                                     -              -             -                -           929        811,646
    Series C                                 5,372      3,679,474             -                -             -              -
Expense  and  incremental   shares  of
stock
  appreciation rights                        2,019        207,395         1,827          165,542             -              -
                                             -----        -------         -----          -------         -------    ---------


                                          $  7,391      3,886,869      $  1,827          165,542     $   2,746      2,364,331
                                       ===========  ==============   ===========  ===============   =========== ==============

------------------------------------------------------------------------------------------------------------------------------


NOTE 11 - PREFERRED STOCK

The following table presents a summary of the Company's issued and outstanding preferred stock:



----------------------------------------------------------- -------------- ----------------------------------
                                                             Liquidation                Dividends
                                                             Preference                 Per Share
                                                                           ----------------------------------
                                                              Per Share        1997        1996       1995
----------------------------------------------------------- -------------- ------------ ---------- ----------

Series A 9.75% Cumulative Convertible Preferred Stock              $24.00       $2.710     $2.375     $1.170
Series B 9.55% Cumulative Convertible Preferred Stock               24.50        2.710      2.375      0.423
Series C 9.73% Cumulative Convertible Preferred Stock               30.00        2.920      0.600          -
----------------------------------------------------------- -------------- ------------ ---------- ----------

     The Company is authorized to issue up to 50,000,000 shares of preferred stock. For all series issued, dividends are cumulative from the date of issue and are payable quarterly in arrears. The dividends are equal, per share, to the greater of (i) the per quarter base rate of $0.585 for Series A and Series B, and $0.73 for Series C, or (ii) two times the quarterly dividend declared on the Company's common stock. Each share of Series A, Series B and Series C is convertible at any time at the option of the holder into two shares of common stock. Each series is redeemable by the Company, in whole or in part, (i) for two shares of common stock, plus accrued and unpaid dividends, provided that for 20 trading days within any period of 30 consecutive trading days, the closing price of the common stock equals or exceeds the issue price, or (ii) for cash at the issue price, plus any accrued and unpaid dividends beginning after June 30, 1998, October 31, 1998 and September 30, 1999 for Series A, B and C, respectively.

     In the event of liquidation, the holders of all series of preferred stock will be entitled to receive out of the assets of the Company, prior to any such distribution to the common shareholders, the issue price per share in cash, plus any accrued and unpaid dividends.

     During 1997, the Company issued 620,425 shares of common stock due to the conversion of Series A and Series B preferred stock.


NOTE 12 - EMPLOYEE BENEFITS

     Stock Incentive Plan Pursuant to the Company's 1992 Stock Incentive Plan, as amended on April 24, 1997 (the "Employee Incentive Plan"), the Company may grant to eligible employees stock options, stock appreciation rights ("SARs") and restricted stock awards. An aggregate of 2,400,000 shares of common stock is available for distribution pursuant the Employee Incentive Plan. The Company may also grant dividend equivalent rights ("DERs") in connection with the grant of options or SARs. These SARs and related DERs generally become exercisable as to 20 percent of the granted amounts each year after the date of the grant. The
Company expensed $1,830, $1,664 and none for SARs and DERs related to the Employee Incentive Plan during 1997, 1996 and 1995, respectively. There were no stock options outstanding as of December 31, 1997 and 1996.

     Stock Incentive Plan for Outside Directors In 1995, the Company adopted a Stock Incentive Plan for its Board of Directors (the "Board Incentive Plan") with terms similar to the Employee Incentive Plan. On May 1, 1995, the date of the initial date of grant under the Board Incentive Plan, each member of the Board of Directors was granted 7,000 SARs. Each Board member has subsequently received a grant of 1,000 SARs on both May 1, 1996 and 1997 and will receive an additional grant of 1,000 SARs on May 1, 1998. The SARs granted on May 1, 1995 will become fully vested on May 1, 1998. Each successive award will become exercisable as to 20% of the granted amounts each year after the date of grant. The maximum period in which any SAR may be exercised is 73 months from the date of grant. The maximum number of shares of common stock encompassed by the SARs granted under the Board Incentive Plan is 200,000. The Company expensed $189 and $163 for SARs and DERs related to the Board Incentive Plan during 1997 and 1996, respectively. There was no such expense recorded in 1995.

     The following table presents a summary of the SARs activity for both the Employee Incentive Plan and the Board Incentive Plan.

    ------------------------------ ---------------------------------------------------------------------------------------------
                                                                     Years ended December 31,
    ------------------------------ ---------------------------------------------------------------------------------------------
                                               1997                               1996                           1995
    ------------------------------ ----------------------------- ----- --------------------------- ---- ------------------------
    ------------------------------ -------------- -- ----------- ----- ------------ -- ----------- ---- --------- -- -----------
                                                     Weighted-Average                  Weighted-Average             Weighted-Average
                                                     Exercise                          Exercise                      Exercise
                                     Number of         Price            Number of        Price          Number         Price
                                      Shares                             Shares                         of
                                                                                                         Shares
    ------------------------------ -------------- -- ----------- ----- ------------ -- ----------- ---- --------- -- -----------

    SARs outstanding at
      beginning of year                   631,818    $                      669,020    $                   423,920   $
                                                           8.98                              8.38                          8.97
    SARs granted                          208,300         13.75             152,130         10.43          301,170        11.81
    SARs forfeited                              -             -             (23,034 )        9.48          (49,946)       11.01
    SARs exercised                       (145,228 )        6.82             (32,228 )        5.25           (6,124)       10.14
    SARs terminated at sale of
      single- family mortgage                   -             -            (134,070 )        8.43                -            -
      operations
                                   --------------                         ------------                     ---------
    SARs outstanding at end of            694,890    $    10.87                 631,818    $ 8.98           669,020   $    8.38
    year
    ------------------------------ -------------- -- ----------- ----- ------------ -- ----------- ---- --------- -- -----------

    SARs vested and exercisable           223,638    $     9.71                 234,094    $ 8.37            188,056  $    7.66

    ------------------------------ -------------- -- ----------- ----- ------------ -- ----------- ---- --------- -- -----------

     The Corporation adopted the disclosure-only option under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"). If the fair value accounting provisions of FAS No. 123 had been adopted as of January 1, 1996 the pro forma effect on the 1997 and 1996 results would have been immaterial. The exercise price range for the SARs outstanding at December 31, 1997 was $6.38 - $14.50 with a weighted-average exercise price of $10.87 and a weighted-average contractual remaining life of 5 years.

     Employee  Savings Plan The Company  provides an Employee Savings Plan under
Section 401(k) of the Internal Revenue Code. The Employee Savings Plan allows eligible employees to defer up to 12% of their income on a pretax basis. The Company matches the employees' contribution, up to 6% of the employees' eligible compensation. The Company may also make discretionary contributions based on the profitability of the Company. The total expense related to the Company's matching and discretionary contributions in 1997, 1996 and 1995 was $424, $248 and $136, respectively. The Company does not provide post employment or post retirement benefits to its employees.

     401(k) Overflow Plan During 1997, the Company adopted a non-qualifying overflow plan which covers employees who have contributed to the Employee Savings Plan the maximum amount allowed under the Internal Revenue Code, but less than the Company's limit of 12% of eligible compensation. The excess contributions are made to the overflow plan on an after-tax basis. However, the Company partially reimburses employees for the effect of the contributions being made on an after-tax basis. The Company matches the employee's contribution up to 6% of the employee's eligible compensation. The total expense related to the Company's reimbursements in 1997 was $17.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

     The Company makes various representations and warranties relating to the sale or securitization of loans. To the extent the Company were to breach any of these representations or warranties, and such breach could not be cured within the allowable time period, the Company would be required to repurchase such mortgage loans, and could incur losses. In the opinion of management, no material losses are expected to result from any such representations and warranties.

     The Company facilitates the issuance of tax-exempt multifamily housing bonds, the proceeds of which are used to fund mortgage loans on multifamily properties. The Company enters into standby commitment agreements whereby the Company is required to pay principal and interest to the bondholders in the event there is a payment shortfall from the construction proceeds. In addition, the Company is required to purchase the bonds if such bonds are not able to be remarketed by the remarketing agent. The Company has provided letters of credit to support its obligations in amounts equal $25,878 at December 31, 1997. There were no outstanding letters of credit at December 31, 1996.

     As of December 31, 1997, the Company is obligated under noncancelable operating leases with expiration dates through 2004. Rent expense under those leases was $975, $823 and $854, respectively in 1997, 1996 and 1995. The future minimum lease payments under these noncancelable leases are as follows:
1998--$1,116;    1999--$1,068;    2000--$798;    2001--$736;   2002--$730;   and
thereafter--$645.


NOTE 14 - SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION


--------------------------------------------------- -----------------------------------------------------
                                                                  Years ended December 31,
--------------------------------------------------- -----------------------------------------------------
                                                         1997              1996               1995
                                                    ---------------    --------------    ----------------

Cash paid for interest                                $    231,752       $   228,969         $   210,638
                                                    ===============    ==============    ================

Supplemental disclosure of non-cash activities:
     Securities owned subsequently securitized        $    311,117       $   562,757         $      -
                                                      ============       ===========     ================

--------------------------------------------------- --------------- -- -------------- -- ----------------


DYNEX CAPITAL, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 1997
(amounts in thousands except number of loans)

--------------------------------------------------------------------------------

                                                                                                               Principal
                                                                                                                Amount of
                                                                                                 Carrying         Loans
                                           Final       Periodic                   Face          Amount of      Subject to
                                Interest   Maturity    Payment      Prior       Amount of        Mortgage      Delinquent
         Description              Rate        Date       Terms       Liens      Mortgages         Loans       Principal or
                                                                                                                Interest
--------------------------------------------------------------------------------

First mortgage loans:
Single family residential
   358 mortgages, original      4.75% -    Varies                                              $ 38,440        $ 22,169 (1)
   loan amounts ranging from     16.19%
   $4  to $600

Commercial
Retail Space
   Denver, Colorado              8.30%     October       Interest          -       13,500             13,473              -
                                           1, 2012       and
                                                         principal
                                                         monthly

   Cathedral City, California    9.00%     September     Interest          -       10,500             10,500              -
                                           1, 2000       monthly


Office Building
         Austin, Texas           7.70%     November      Interest          -       12,975             12,975              -
                                           14, 2007      and
                                                         principal
                                                         monthly

Multifamily Residential
         Columbia, South         9.25%     October,      Interest          -        7,600              7,542              -
Carolina                                   1 2014        and
                                                         principal
                                                         monthly


         Columbia, South         7.95%     June, 1       Interest          -        6,300              6,274              -
Carolina                                   2015          and
                                                         principal
                                                         monthly

         Nashville, Tennessee    8.05%     August, 1     Interest          -        8,000              7,979              -
                                           2015          and
                                                         principal
                                                         monthly

   Austin, Texas                 7.90%     September     Interest          -        8,250              8,233              -
                                           1, 2015       and
                                                         principal
                                                         monthly

24 mortgages, original loan     7.85%-     Varies              -           -            -             49,402              -
amounts ranging from $70 to      10.00%
$6,200
----------------------------------------------------------------------------------------------------------------------------


DYNEX CAPITAL, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)

December 31, 1997
(amounts in thousands except number of loans)


--------------------------------------------------------------------------------------------------------------------------
                                                                                                              Principal
                                                                                                              Amount of
                                                                                               Carrying         Loans
                                           Final       Periodic                   Face        Amount of      Subject to
                                Interest   Maturity    Payment      Prior       Amount of      Mortgage      Delinquent
         Description              Rate        Date       Terms       Liens      Mortgages       Loans       Principal or
                                                                                                              Interest
--------------------------------------------------------------------------------------------------------------------------

Second Mortgage Loans
Commercial
    4 mortgages, original        9.00%       Varies      Balloon           -            -            8,962             -
     loan amounts ranging                                payments
     from $1,300 to $3,500                               at
                                                         maturity
-------------------------------------------------------------------------------------------------------------------------
                                                                                                   163,780
     Net premium/discount                                                                           (4,490)
     Allowance for loan losses                                                                        (665)
-------------------------------------------------------------------------------------------------------------------------
Total mortgage loans on real                                                                             $
   estate                                                                                          158,625
-------------------------------------------------------------------------------------------------------------------------

     (1) Delinquent loans with a principal balance of $16.4 million were subject to mortgage pool insurance at December 31, 1997.

     The loans in the table above are conventional mortgage loans secured by either single family, multifamily, or commercial properties with initial maturities ranging from 3 to 30 years. Of the carrying amount, $149 million or 91% are fixed-rate and $15 million or 9% are adjustable-rate loans. The Company believes that its mortgage pool insurance and allowance of $665 are adequate to cover any exposure on delinquent mortgage loans. A summary of activity of the single family and multifamily mortgage loans for the years ended December 31, 1997, 1996 and 1995 is as follows:

-------------------------------------- -------------- ------------ -------------

Balance at December 31, 1994                           $    518,131
Mortgage loans funded                                       893,953
Collection of principal                                    (771,743)
 Mortgage loans sold                                        (392,708)
-------------------------------------- -------------- ------------ -------------

Balance at December 31, 1995                                247,633
Mortgage loans funded                                     1,411,161
Collection of principal                                     (58,397)
Mortgage loans sold or securitized                       (1,361,969)
-------------------------------------- -------------- ------------ -------------

Balance at December 31, 1996                             $  238,428

Mortgage loans funded or purchased                        1,526,229
Collection of principal                                     (61,188)
Mortgage loans securitized                               (1,544,844)
-------------------------------------- -------------- ------------ -------------
Balance at December 31, 1997                             $  158,625

-------------------------------------- -------------- ------------ -------------

DYNEX CAPITAL, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)

December 31, 1997
(amounts in thousands except number of loans)

     The geographic distribution of the Company's single- and multifamily loans held for securitization at December 31, 1997 is as follows:


     ------------------- ------ ------------------ --------- -------------------
                                 Number of Loans                     Principal
     State                                                             Amount
     ------------------- ------ ------------------ ------------ ----------------

     Arizona                                29                     $       7,029
     Alabama                                 4                               257
     Arkansas                                2                               162
     California                            141                            43,431
     Colorado                                2                            17,473
     Florida                                13                             3,733
     Georgia                                20                             1,770
     Hawaii                                  1                               254
     Illinois                                2                             1,432
     Kentucky                                1                             3,536
     Louisiana                               1                                86
     Massachusetts                           1                               109
     Maryland                                7                             5,584
     Maine                                   1                                74
     Mississippi                             6                               408
     Montana                                 1                             1,197
     Nevada                                  2                              127
     New Jersey                              2                               217
     New Mexico                              1                             1,339
     New York                                1                               146
     North Carolina                         25                             8,359
     Ohio                                    2                             3,549
     Oklahoma                                2                             3,149
     Oregon                                  1                                50
     Pennsylvania                            8                               723
     South Carolina                         27                            20,474
     Tennessee                              10                            12,285
     Texas                                   6                            22,550
     Utah                                    1                             1,080
     Virginia                                7                             2,694
     Washington                              3                               315
     West Virginia                           3                               188
     ---------------------------- --- -------- ----------------- ---------------
     Total                                 333                            63,780
     Net premium/discount                                                (4,490)
     Allowance for loan losses                                            ( 665)
     ---------------------------- --- -------- ----------------- ---------------
                                                                     $   158,625
     ---------------------------- --- -------- ----------------- ---------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                  EXHIBIT INDEX



                                                                   Sequentially
Exhibit                                                            Numbered Page
21.1              List of consolidated entities                          I

23.1              Consent of KPMG Peat Marwick LLP                       II
