Form 10-Q
period 1998-03-31
DYNEX CAPITAL INC
filed 1998-05-15
CIK 826675

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-Q

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarter ended March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

On April 30, 1998, the registrant had 45,714,407 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.

                        DYNEX CAPITAL, INC.
                           FORM 10-Q

                            INDEX



                                                                                         PAGE

PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at March 31, 1998 and
                  December 31, 1997...................................................    3

                  Consolidated Statements of Operations for the three months
                  ended March 31, 1998 and 1997.......................................    4

                  Consolidated Statement of Shareholders' Equity for
                  the three months ended March 31, 1998...............................    5

                  Consolidated Statements of Cash Flows for
                  the three months ended March 31, 1998 and 1997......................    6

                  Notes to Unaudited Consolidated Financial
                  Statements..........................................................    7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......................    12


PART II.          OTHER INFORMATION

         Item 1.  Legal
         Proceedings..................................................................    29

         Item 2.  Changes in Securities...............................................    29

         Item 3.  Defaults Upon SenioR Securities.....................................    29

         Item 4.  Submission of Matters to a Vote of Security Holders.................    29

         Item 5.  Other Information...................................................    29

         Item 6.  Exhibits and Reports on Form 8-K....................................    29



         SIGNATURES...................................................................    30

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

                                                                             March 31,             December 31,
ASSETS                                                                          1998                   1997
                                                                          ------------------     ------------------

Investments:
    Collateral for collateralized bonds                                    $     3,810,259        $     4,375,561
    Mortgage securities                                                            938,153                513,750
    Other investments                                                              245,661                214,120
    Loans held for securitization                                                1,077,145                235,023
                                                                          ------------------     ------------------
                                                                                 6,071,218              5,338,454

Cash                                                                                16,273                 18,329
Accrued interest receivable                                                         12,505                  5,628
Other assets                                                                        16,411                 15,761
                                                                          ==================     ==================
                                                                           $     6,116,407        $     5,378,172
                                                                          ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Non-recourse debt - collateralized bonds                                   $     3,090,979        $     3,632,079
Recourse debt:
     Secured by collateralized bonds retained                                      502,884                494,493
     Secured by investments                                                      1,795,058                510,491
     Unsecured                                                                     140,485                140,711

Accrued interest payable                                                             7,274                  7,240
Accrued expenses and other liabilities                                              13,314                 12,756
Dividends payable                                                                   16,966                 19,493
                                                                             ---------------        ---------------
                                                                          ----                   ----
                                                                                 5,566,960              4,817,263
                                                                          ------------------     ------------------

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share,
   50,000,000 shares authorized:
      9.75% Cumulative Convertible Series A,
        1,323,061 and 1,397,511 issued and outstanding, respectively                30,220                 31,920
      9.55% Cumulative Convertible Series B,
        1,917,234 and 1,957,490 issued and outstanding, respectively                44,880                 45,822
      9.73% Cumulative Convertible Series C,
        1,840,000 and 1,840,000 issued and outstanding, respectively                52,740                 52,740
Common stock,  par value $.01 per share,
  100,000,000 shares authorized,
  45,584,622 and 45,146,242 issued and outstanding, respectively                       456                    451
Additional paid-in capital                                                         347,849                342,570
Accumulated other comprehensive income                                              67,895                 79,441
Retained earnings                                                                    5,407                  7,965
                                                                          ------------------     ------------------
                                                                                   549,447                560,909
                                                                          ------------------     ------------------

                                                                           $     6,116,407        $     5,378,172
                                                                          ==================     ==================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)

                                                               Three Months Ended
                                                                    March 31,
                                                           1998                 1997
                                                     -------------------  -------------------

Interest income:
     Collateral for collateralized bonds               $        71,580      $        48,462
     Mortgage securities                                        14,930               19,629
     Other investments                                           4,993                2,375
     Loans held for securitization                               6,829                6,556
                                                     -------------------  -------------------
                                                                98,332               77,022
                                                     -------------------  -------------------

Interest and related expense:
     Non-recourse debt                                          57,915               34,209
     Recourse debt                                              20,374               20,671
     Other                                                         415                  556
                                                     -------------------  -------------------
                                                                78,704               55,436
                                                     -------------------  -------------------

Net interest margin before provision for losses                 19,628               21,586
Provision for losses                                            (1,954 )               (995 )
                                                     -------------------  -------------------
Net interest margin                                             17,674               20,591

Gain on sale of investments and trading revenue                  4,657                2,487
Other income                                                       628                  451
General and administrative expenses                             (8,527 )             (5,219 )
                                                     -------------------  -------------------
Net income                                                      14,432               18,310
Dividends on preferred stock                                    (3,287 )             (3,687 )
                                                     ===================  ===================
Net income available to common shareholders            $        11,145      $        14,623
                                                     ===================  ===================

Net income per common share:
     Basic                                             $          0.25      $          0.35
                                                     ===================  ===================
     Diluted                                           $          0.25      $          0.35
                                                     ===================  ===================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(amounts in thousands except share data)


                                                                                         Accumulated
                                                                          Additional        Other
                                                 Preferred     Common      Paid-in      Comprehensive    Retained
                                                   Stock       Stock       Capital         Income        Earnings      Total
                                                 ----------- -----------  -----------  ----------------  ----------  -----------

Balance at December 31, 1997                     $  130,482   $   451     $   342,570    $     79,441    $    7,965  $  560,909

Comprehensive income:
   Net income - three months ended
     March 31, 1998                                       -           -             -                -       14,432      14,432
   Change in net unrealized gain on investments
     classified as available-for-sale during              -           -             -         (11,546 )           -     (11,546)
     the period
                                                ------------ ----------- ------------- ---------------- ------------ -----------
Total comprehensive income                                -         -               -         (11,546 )      14,432       2,886

Issuance of common stock                                  -         3           2,757               -             -       2,760
Conversion of preferred stock                        (2,642)        2           2,640               -             -           -
Repurchase of common stock                                -         -            (118)              -             -        (118)
Dividends on common stock
    at $0.30 per share                                    -           -             -                -      (13,703)    (13,703)
Dividends on preferred stock                              -           -             -                -       (3,287)     (3,287)
                                                ------------ ----------- ------------- ---------------- ------------ -----------

Balance at March 31, 1998                        $  127,840   $   456     $   347,849    $     67,895    $    5,407  $  549,447
                                                ============ =========== ============= ================ ============ ===========

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended
(amounts in thousands)                                                                  March 31,
                                                                             1998                   1997
                                                                       ------------------     ------------------
Operating activities:
   Net income                                                           $         14,432       $         18,310
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Provision for losses                                                       1,954                    995
       Net gain from sale of investments                                         (4,657 )               (2,487 )
       Amortization and depreciation                                             13,291                  6,027
       Net (increase) decrease in accrued interest, other
        assets and other liabilities                                             (4,501 )                2,345
                                                                       ------------------     ------------------
          Net cash provided by operating activities                              20,519                 25,190
                                                                       ------------------     ------------------

Investing activities:
   Collateral for collateralized bonds:
       Principal payments on collateral                                         533,702                193,514
       Decrease in accrued interest receivable                                    3,636                  1,269
       Net (increase) decrease in funds held by trustees                            (56 )                  751
   Net increase in loans held for securitization                               (842,536 )             (122,824 )
   Purchase of other investments                                                (57,714 )              (34,943 )
   Payments on other investments                                                  5,339                  2,814
   Proceeds from sale of other investments                                       11,784                    157
   Purchase of mortgage securities                                             (437,083 )              (47,218 )
   Payments on mortgage securities                                               19,752                 19,860
   Proceeds from sales of mortgage securities                                         -                  3,454
   Proceeds from sale of single family operations                                 9,500                  9,500
   Capital expenditures                                                          (1,038 )               (1,566 )
                                                                          ---------------        ---------------
          Net cash (used for) provided by investing activities                 (754,714 )               24,768
                                                                          ---------------        ---------------

Financing activities:
   Collateralized bonds:
       Principal payments on securities                                        (541,962 )             (193,290 )
       Decrease in accrued interest payable                                      (1,642 )                 (245 )
   Proceeds from borrowings, net                                              1,292,619                150,532
   Net proceeds from issuance of common stock                                     2,760                  6,298
   Repurchase of common stock                                                      (118 )                    -
   Dividends paid                                                               (19,518 )              (16,234 )
                                                                       ------------------     ------------------
          Net cash provided by (used for) financing activities                  732,139                (52,939 )
                                                                       ------------------     ------------------

Net decrease in cash                                                             (2,056 )               (2,981 )
Cash at beginning of year                                                        18,329                 11,396
                                                                       ==================     ==================
Cash at end of year                                                     $        16,273        $         8,415
                                                                       ==================     ==================

Cash paid for interest                                                  $        76,650        $        53,329
                                                                       ==================     ==================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998
(amounts in thousands except share data)

NOTE 1--BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Dynex Capital, Inc., its wholly-owned subsidiaries, and certain other entities. As used herein, the "Company" refers to Dynex Capital, Inc. ("Dynex") and each of the entities that is consolidated with Dynex for financial reporting purposes. A portion of the Company's operations are operated by taxable corporations that are consolidated with Dynex for financial reporting purposes, but are not consolidated for income tax purposes. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The Consolidated
Balance Sheets at March 31, 1998 and December 31, 1997, the Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997, the Consolidated Statement of Shareholders' Equity for the three months ended March 31, 1998, the Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 and related notes to consolidated financial statements are unaudited. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1997.

     Certain amounts for 1997 have been reclassified to conform with the presentation for 1998.


NOTE 2--EARNINGS PET SHARE

     Earnings per share ("EPS") as shown on the consolidated statements of operations for the three months ended March 31, 1998 and 1997 is presented on both a basic and diluted EPS basis. Diluted EPS assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights ("SARs"), using the treasury stock method but only if these items are dilutive. As a result of the two-for-one split of the Company's common stock in May 1997, the preferred stock is convertible into two shares of common stock for one share of preferred stock.

     The following table reconciles the numerator and denominator for both the basic and diluted EPS for the three months ended March 31, 1998 and 1997.

                                                            Three Months Ended March 31,
                                                     1998                                  1997
                                       ---------------------------------     ----------------------------------

                                                       Weighted-Average                      Weighted-Average
                                                       Number of Shares                      Number of Shares
                                          Income                                Income
                                       --------------  -----------------    ---------------  ------------------

Net Income                              $      14,432                          $    18,310
Less: Dividends paid on preferred              (3,287)                              (3,687 )
stock
                                       --------------  -----------------     --------------  ------------------
   Basic                                       11,145        45,421,134             14,623          41,666,720

Effect of dividends and additional
  shares of preferred stock:
    Series A                                        -                 -                975           3,058,576
    Series B                                        -                 -              1,369           4,345,343
    Series C                                        -                 -                  -                   -
                                       ==============  =================     ==============  ==================
   Diluted                              $      11,145        45,421,134        $    16,967          49,070,639
                                       ==============  =================     ==============  ==================

Basic EPS                                                    $     0.25                             $     0.35
                                                       =================                     ==================

Diluted EPS                                                  $     0.25                             $     0.35
                                                       =================                     ==================

Reconciliation     of    anti-dilutive
shares:
Dividends and additional shares of
  preferred stock:
    Series A                            $         794         2,707,591        $         -                   -
    Series B                                    1,150         3,872,464                  -                   -
    Series C                                    1,343         3,680,000              1,343           3,680,000
Expense  and  incremental   shares  of
stock
  appreciation rights                             500           170,812                507             172,640
                                       ==============  =================     ==============  ==================
                                        $       3,787        10,430,867        $     1,850           3,852,640
                                       ==============  =================     ==============  ==================


NOTE 3--COLLATERAL FOR COLLATERALIZED BONDS, MORTGAGE SECURITIES AND OTHER INVESTMENTS

     The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds, mortgage securities and other investments classified as available-for-sale at March 31, 1998 and December 31, 1997, and the related average effective interest rates (calculated excluding unrealized gains and losses) for the month ended March 31, 1998 and December 31, 1997:

---------------------------------------------------------------------------------------------------------------------
                                                    March 31, 1998                           December 31, 1997
---------------------------------------------------------------------------------------------------------------------
                                                                Effective                                   Effective
                                                                 Interest                                    Interest
                                             Fair Value            Rate                Fair Value              Rate
---------------------------------------------------------------------------------------------------------------------

 Collateral for collateralized bonds:
      Amortized cost                         $     3,767,953       7.1%               $     4,317,945          7.5%
   Allowance for losses                              (22,676)                                 (24,811)
---------------------------------------------------------------------------------------------------------------------
     Amortized cost, net                           3,745,277                                4,293,134
   Gross unrealized gains                             75,939                                   94,825
   Gross unrealized losses                           (10,957)                                 (12,398)
---------------------------------------------------------------------------------------------------------------------
                                             $     3,810,259                          $     4,375,561
---------------------------------------------------------------------------------------------------------------------

Mortgage securities:
   Adjustable-rate mortgage securities       $       679,850       7.4%               $       403,117          7.7%
   Fixed-rate mortgage securities                    168,083       7.6%                        21,463          9.1%
   Derivative and residual securities                 91,115      15.0%                        97,848         16.3%
---------------------------------------------------------------------------------------------------------------------
                                                     939,048                                  522,428
   Allowance for losses                               (3,857)                                  (5,692)
---------------------------------------------------------------------------------------------------------------------
        Amortized cost, net                          935,191                                   516,736
   Gross unrealized gains                             24,612                                    18,144
   Gross unrealized losses                           (21,650)                                  (21,130)
---------------------------------------------------------------------------------------------------------------------
                                             $       938,153                          $        513,750
---------------------------------------------------------------------------------------------------------------------

Other investments: (1)
      Amortized cost                         $        54,232       7.2%               $         38,000          6.5%
   Gross unrealized gains                                  -                                         -
   Gross unrealized losses                               (49)                                        -
---------------------------------------------------------------------------------------------------------------------
                                             $        54,183                          $         38,000
---------------------------------------------------------------------------------------------------------------------

(1) Excludes$191,478 and $176,120 at amortized cost of other investments not classified as available-for-sale at March 31, 1998 and December 31, 1997, respectively.

     Collateral for collateralized bonds consists of debt securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family and multifamily residential housing, commercial properties and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds. The Company's exposure to loss on collateral for collateralized bonds is generally limited to the amount of collateral pledged in excess of the related collateralized bonds issued, as the collateralized bonds issued by the limited-purpose finance subsidiaries are non-recourse to the Company.

     No mortgage securities were sold during the three months ended March 31, 1998. The specific identification method is used to calculate the basis of mortgage securities sold. Gain on sale of investments and trading revenue includes gains of $4,550 on various trading positions entered into during the three months ended March 31, 1998. At March 31, 1998, the Company had an outstanding position with a notional value of $1.3 billion remaining and a mark-to-market gain of $1,484.


NOTE 4--ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

     In January 1998, the Company adopted the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("FAS No. 130"). FAS No. 130 requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The impact of adopting FAS No. 130 did not result in a material change to the Company's financial position and results of operations.

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

     In January 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" ("FAS No. 132"). FAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans and is effective for financial statements issued for fiscal years beginning after December 15, 1998. There will be no significant changes to the Company's disclosures pursuant to the adoption of FAS No. 132.


NOTE 5--DERIVATIVE FINANCIAL INSTRUMENTS

     The Company enters into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures ("Interest Rate Agreements") to manage its sensitivity to changes in interest rates. These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. At trade date, these instruments are designated as either hedge positions or trade positions.

     For Interest Rate Agreements designated as hedge instruments, the Company evaluates the effectiveness of these hedges periodically against the financial instrument being hedged under various interest rate scenarios. The revenues and costs associated with interest rate swap agreements are recorded as adjustments to interest income or expense on the asset or liability being hedged. For interest rate cap agreements, the amortization of the cost of the agreements is recorded as a reduction in the net interest income on the related investment. The unamortized cost is included in the carrying amount of the related investment. Revenues or cost associated with futures and option contracts are recognized in income or expense in a manner consistent with the accounting for the asset or liability being hedged. Amounts payable to or receivable from counterparties are included in the financial statement line of the item being hedged. Interest Rate Agreements that are hedge instruments and hedge an asset which is carried at its fair value are also carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.

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


NOTE 6 - EMPLOYEE BENEFITS

     During the three months ended March 31, 1998, 24,000 SARs were exercised for a total value of $322. The total SARs remaining to be exercised was 663,640 at March 31, 1998. The Company expensed $500 related to the Employee and Board Incentive Plans during the first quarter 1998.


NOTE 7 -- OTHER MATTERS

     During the three months ended March 31, 1998, the Company issued 218,968 shares of its common stock pursuant to its dividend reinvestment program for net proceeds of $2,760 during the three months ended March 31, 1998.

     The Company repurchased 10,000 of its common stock outstanding at an aggregate purchase price of $118, or $11.75 per share, during the three months ended March 31, 1998. The Company is authorized to repurchase up to one million shares of its common stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                                    FINANCIAL CONDITION

-------------------------------------------------- ------------------------ ----------------------
                                                        March 31,                December 31,
(amounts in thousands except per share data)               1998                      1997
-------------------------------------------------- ------------------------ ----------------------

Investments:
   Collateral for collateralized bonds             $         3,810,259       $          4,375,561
   Mortgage securities                                         938,153                    513,750
   Other investments                                           245,661                    214,120
   Loans held for securitization                             1,077,145                    235,023

Non-recourse debt - collateralized bonds                     3,090,979                  3,632,079
Recourse debt                                                2,438,427                  1,145,695

Shareholders' equity                                            549,447                   560,909

Book value per common share                                        9.25                      9.53

---------------------------------------------------- ----------------------- ----------------------

     Dynex Capital, Inc. (the "Company") is a mortgage and consumer finance company which uses its loan production operations to create investments for its portfolio. Currently, the Company's primary loan production operations include the origination of mortgage loans secured by multifamily and commercial properties and the origination of loans secured by manufactured homes. The Company will generally securitize the loans funded as collateral for collateralized bonds, thereby limiting its credit risk and providing long-term financing for its portfolio.

     Collateral for collateralized bonds As of March 31, 1998, the Company had 33 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $3.8 billion at March 31, 1998 compared to $4.4 billion at December 31, 1997. This decrease of $0.6 billion is primarily the result of prepayments on the collateral during the three months ended March 31, 1998.

     Mortgage  securities

     Mortgage securities increased to $938.2 million at March 31, 1998 compared to $513.8 million at December 31, 1997. The increase was primarily the result of the Company purchasing $148.1 million of fixed-rate securities during the three months ended March 31, 1998. In addition, the Company exercised its call right on $288.9 million of adjustable-rate mortgage ("ARM") securities during the same period. The Company intends to securitize approximately $752.0 million of ARM securities during the second quarter of 1998.

     Other  investments

     Other investments consists primarily of single family homes leased to home builders, property tax receivables and a note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996. Other investments increased from $214.1 million at December 31, 1997 to $245.7 million at March 31, 1998. The increase is primarily the result of additional purchases or financing of $30.4 million of model homes during the three months ended March 31, 1998. In addition, the Company purchased $25.0 million of corporate bonds during the three months ended March 31, 1998. These increases were partially offset during the same period by the sale of $11.6 million in model homes and the receipt of the $9.5 million annual principal payment on the note receivable from the 1996 sale of the single family mortgage operations.


     Loans held for securitization

     Loans held for securitization increased from $235.0 million at December 31, 1997 to $1.1 billion at March 31, 1998. The increase was a result from new loan fundings from the Company's production operations during the three months ended March 31, 1998, totaling $256.0 million and bulk purchases of single family loans, totaling $562.0 million. The Company intends to securitize approximately $810 million of the loans held for securitization during the second quarter of 1998.

     Non-recourse debt - collateralized  bonds

     Collateralized bonds decreased to $3.1 billion at March 31, 1998 from $3.6 billion at December 31, 1997 primarily as a result of paydowns on the collateralized bonds during the three months ended March 31, 1998.

     Recourse  debt

     Recourse debt increased to $2.4 billion at March 31, 1998 from $1.1 billion at December 31, 1997. This increase was primarily due to the addition of $1.0 billion of repurchase agreements and $0.3 billion of notes payable as a result of $1.3 billion of additional assets purchased or funded during the three months ended March 31, 1998.

     Shareholder' equity

     Shareholders' equity decreased to $549.4 million at March 31, 1998 from $560.9 million at December 31, 1997. This decrease was primarily the result of a $11.5 million decrease in the net unrealized gain on investments available-for-sale from $79.4 million at December 31, 1997 to $67.9 million at March 31, 1998. Also, the Company repurchased 10,000 of its common shares at an aggregate purchase price of $0.1 million, or $11.75 per share, during the three months ended March 31, 1998. These decreases were partially offset by $2.8 million of common stock proceeds received through the dividend reinvestment plan during the quarter.

                               Loan Production Activity
                                  ($ in thousands)

                                                                       Three Months Ended
                                                                            March 31,
                                                               ------------------------------------
                                                                     1998                 1997
                                                               ---------------      ---------------

Commercial                                                      $      203,339 (1)  $        12,676
Manufactured housing                                                    83,948               29,077
Specialty finance                                                       33,403               35,242
                                                                --------------      ---------------
   Total fundings through direct production                            320,690               76,995
Securities acquired through bond calls                                 288,930                7,836
Single family fundings through bulk purchases                          562,045               98,144
                                                                ==============      ===============
   Total fundings                                               $    1,171,665      $       182,975
                                                                ==============      ===============

(1) Included in commercial fundings were $32.7 million of construction loans closed during the three months ended March 31, 1998. Only the draw amount for these is included in the balance of the loans held for securitization.

                                    RESULTS OF OPERATIONS


                                                                       Three Months Ended
                                                                           March 31,
                                                                 ----------------------------------
(amounts in thousands except per share information)                   1998            1997
                                                                 ----------------------------------

Net interest margin                                               $     17,674     $   20,591
Gain on sale of assets, net                                              4,657          2,487
General and administrative expenses                                      8,527          5,219
Net income                                                              14,432         18,310
Basic net income per common share (1)                                     0.25           0.35
Diluted net income per common share (1)                                   0.25           0.35

Total fundings                                                       1,171,665        182,975

    Dividends declared per share:
       Common (1)                                                 $       0.30     $    0.325
       Series A and B Preferred                                           0.60          0.650
       Series C Preferred                                                 0.73          0.730

(1)  Adjusted for two-for-one common stock split effective May 5, 1997.

     Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997. The decrease in the Company's earnings during the three months ended March 31, 1998 as compared to the same period in 1997 is primarily the result of the decrease in the net interest margin and increase in general and administrative expenses.

     Net interest margin for the three months ended March 31, 1998 decreased to $17.7 million, or 14%, below the $20.6 million for the same period for 1997. This decrease was primarily the result of a $4.7 million increase in premium amortization expense, which resulted from a higher rate of prepayments in the investment portfolio during the first quarter 1998. Amortization expense arises from the amortization of premiums on assets in the Company's investment portfolio due to scheduled payments and prepayments received. The net interest spread on the Company's investment portfolio decreased to 1.24% for the three months ended March 30, 1998 from 1.71% for the same period in 1997. The decrease in net interest spread for the three months ended March 31, 1998 relative to the same period in 1997 is also primarily the result of the higher premium amortization as a result of the increase in principal prepayments.

     The gain on sale of assets, net, for the three months ended March 31, 1998 increased to $4.7 million, as compared to $2.5 million for the three months ended March 31, 1997. The increase in the net gain is primarily the result of gains recognized of $4.6 million on trading positions entered into during the three months ended March 31, 1998.

     General and administrative expenses increased $3.3 million, or 63%, to $8.5 million for the three months ended March 31, 1998 as compared to the same period for 1997. The increase is a result of the growth in the Company's production operations.

     The following table summarizes the average balances of the Company's interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                    Average Balances and Effective Interest Rates

                                                             Three Months Ended March 31,
                                                ------------------------------------------------------
(amounts in thousands)                                    1998                          1997
                                                -------------------------    ------------------------
                                                  Average    Effective         Average     Effective
                                                  Balance        Rate           Balance       Rate
                                                -------------------------    ------------------------

Interest-earning assets : (1)
   Collateral for collateralized bonds (2) (3)  $ 3,917,023     7.31 %        $ 2,500,179     7.75 %
   Mortgage securities                              700,872     8.52              911,107     8.62
   Other investments                                204,687     9.78              100,769     9.58
   Loans held for securitization                    317,706     8.60              310,424     8.45
                                                ----------- ------------      -----------   ----------
          Total interest-earning assets         $ 5,140,288     7.65 %        $ 3,822,479     8.06 %
                                                =========== ============      ============= ==========

Interest-bearing liabilities:
     Non-recourse debt-collateralized bonds(3)  $ 3,424,160     6.62 %        $ 2,017,545     6.58 %
     Recourse debt - collateralized bonds
       retained                                     501,937     5.88              365,439     5.63
                                                ------------- ------------    ------------- ------------
                                                  3,926,097     6.52            2,382,984     6.43
      Recourse debt secured by investments:
         Mortgage securities                        501,512     5.61              755,564     6.13
         Other investments                           93,787     7.36               13,776     7.93
         Loans held for securitization              141,047     2.93              188,301     5.18
      Recourse debt - unsecured                     139,541     8.87               43,631    10.02
                                                ============= ============    ============= ============
           Total interest-bearing liabilities   $ 4,801,984     6.41 %        $ 3,384,256     6.35 %
                                                ============= ============    ============= ============
Net interest spread on all investments (3)                      1.24 %                        1.71 %
                                                              ========                      ============
Net yield on average interest-earning assets (3)                1.67 %                        2.44 %
                                                              ========                      ============


(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $2,190 and $2,285 for the three months ended March 31, 1998 and March 31, 1997, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses.


     The net interest spread decreased to 1.24% for the three months ended March 31, 1998 from 1.71% for the same period in 1997. This decrease was primarily the result of the decline in the spread on collateral for collateralized bonds, which constituted the largest portion of the Company's investment portfolio on a weighted-average basis. The overall yield on interest-earning assets decreased to 7.65% for three months ended March 31, 1998, from 8.06% for the same period in 1997. This decrease of 0.41% is primarily due to an increase in amortization expense, which resulted from a higher rate of prepayments in the investment portfolio during the first quarter of 1998.

     Individually, the net interest spread on collateral for collateralized bonds decreased 53 basis points, from 132 basis points for the three months ended March 31, 1997 to 79 basis points for the same period in 1998. This decline was primarily due to the securitization of lower coupon collateral, principally A+ quality single family ARM loans during 1997 coupled with higher premium amortization caused by increased prepayments during the first quarter of 1998 and the decline in spread between six-month LIBOR and one-month LIBOR. The net interest spread on mortgage securities increased 42 basis points, from 249 basis points for the three months ended March 31, 1997 to 291 basis points for the three months ended March 31, 1998.This increase is partially attributed to the higher yielding ARM residual trusts the Company purchased during the first three quarters of 1997. The net interest spread on other investments increased 77 basis points, from 165 basis points for the three months ended March 31, 1997, to 242 basis points for the same period in 1998, due primarily to lower borrowing costs associated with the Company's single family model home purchase and leaseback business during 1998 than during the same period in 1997. The net interest spread on loans held for securitization increased 240 basis points, from 327 basis points from the three months ended March 31, 1997, to 567 basis points for the same period in 1998. This increase is primarily attributable to lower borrowing costs as a result of compensating balances during the first quarter 1998 than during the same period in 1997.


Interest Income and Interest-Earning Assets

     The Company's average interest-earning assets were $5.1 billion for the three months ended March 31, 1998, an increase of approximately 34% from $3.8 billion of average interest-earning assets during the same period of 1997. This increase in average interest-earning assets was primarily the result of the addition of $2.7 billion of collateral for collateralized bonds during 1997. Of this amount, $0.3 billion resulted from the pledge of ARM securities already owned by the Company as collateral for collateralized bonds. In addition, the Company acquired $1.3 billion of investments during the first quarter 1998. These were partially offset by $1.4 billion of principal paydowns on investments during the twelve months ended March 31, 1998. Total interest income rose approximately 28%, from $77.0 million for the three months ended March 31, 1997 to $98.3 million for the same period of 1998. This increase in total interest income was due to the growth in average interest-earnings assets. Overall, the yield on interest-earning assets declined to 7.65% for the three months ended March 31, 1998 from 8.06% for the three months ended March 31, 1997, as the premium amortization expense grew due to an increase in principal prepayments on investments. Premium amortization expense reduced the average interest-earning asset yield 0.66% for the first quarter of 1998 versus 0.40% for the first quarter of 1997. As indicated in the table below, average asset yields were 1.98% and 2.37% higher than the average daily London InterBank Offered Rate ("LIBOR") for six-month deposits ("six-month LIBOR") during the three months ended March 31, 1998 and 1997, respectively. While a majority of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR, approximately 21% are indexed to and reset based upon the level of the One Year Constant Maturity Treasury Index (CMT).

                                                     Earning Asset Yield
                                                       ($ in millions)

                                                           Average
                         Average                          Interest-       Daily Average        Asset
                        Interest-                          Earnings      Six Month LIBOR   Yield versus
                      Earning Assets     Interest        Asset Yield                      Six Month LIBOR
                                          Income
--------------------- ---------------- --------------- ---------------- ---------------- ----------------

1996, Quarter 2       $    4,164.8    $     78.3            7.52%               5.64%            1.88%
1996, Quarter 3            4,106.5          78.4            7.63%               5.80%            1.83%
1996, Quarter 4            4,308.6          83.1            7.72%               5.60%            2.12%
1997, Quarter 1            3,822.5          77.1            8.06%               5.69%            2.37%
1997, Quarter 2            4,326.4          85.7            7.93%               5.97%            1.96%
                                                     (1)
1997, Quarter 3            4,806.5          92.7            7.71%               5.84%            1.87%
                                                     (1)
1997, Quarter 4            5,147.6         100.1            7.78%               5.88%            1.90%
                                                     (1)
1998, Quarter 1            5,140.3          98.3            7.65%               5.67%            1.98%

(1) Interest income includes the gross interest income on certain securities which are accounted for net of their relate debt in the financial statements.


     The average asset yield is reduced for the amortization of premiums, net of discounts on the Company's investment portfolio. By creating its investments through its production operations, the Company believes that premium amounts are less than if the investments were acquired in the market. As indicated in the table below, net premiums on the Company's collateral for collateralized bonds, ARM securities and fixed-rate securities at March 31, 1998 were $49.5 million, or approximately 1.09% of the aggregate investment portfolio balance as compared to $50.2 million and 1.58% at March 31, 1997. The principal repayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 47% for the three months ended March 31, 1998. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans.

                                               Premium Basis and Amortization
                                                       ($ in millions)

                                                                                                        Amortization
                                                                    CPR                              Expense as a % of
                        Net Premium         Amortization        Annualized           Principal       Principal Paydowns
                        (Discount)            Expense              Rate               Paydowns
-------------------------------------------------------------------------------------------------------------------------

1996, Quarter 2       $      56.0        $       4.0                28%        $       226.3               1.75%
1996, Quarter 3              60.8                2.8                19%                156.8               1.80%
1996, Quarter 4              54.1                3.7                24%                196.9               1.89%
1997, Quarter 1              50.2                3.8                29%                209.7               1.84%
1997, Quarter 2              62.7                4.0                30%                205.1               1.94%
1997, Quarter 3              57.9                4.8                29%                258.8               1.85%
1997, Quarter 4              56.9                5.8                37%                319.6               1.80%
1998, Quarter 1              49.5                8.5                47%                546.7               1.56%
-------------------------------------------------------------------------------------------------------------------------


Interest Expense and Cost of Funds

     The Company's largest expense is the interest cost on borrowed funds. Funds to finance the investment portfolio are generally borrowed in the form of repurchase agreements or non-recourse collateralized bonds, both of which are primarily indexed to LIBOR, principally one-month LIBOR. The Company may use interest rate swaps, caps and financial futures to manage its interest rate risk. The net cost of these instruments is included in the cost of funds table below as a component of interest expense for the period to which it relates. The Company's average borrowed funds increased from $3.4 billion for the three months ended March 31, 1997 to $4.8 billion for the same period in 1998. This increase resulted primarily from the issuance of $2.6 billion of collateralized bonds during 1997. In addition, the Company financed $1.3 billion of investments acquired during the first quarter 1998 with $1.0 billion of repurchase agreements and $0.3 billion of notes payable. These increases were partially offset by a reduction of repurchase agreements during 1997 primarily as a result of the Company securitizing $311.1 million of ARM securities previously financed with repurchase agreements as collateral for collateralized bonds. For the three months ended March 31, 1998, interest expense increased to $76.9 million from $53.7 million for the three months ended March 31, 1997, while the average cost of funds increased to 6.41% for the three months ended March 31, 1998 compared to 6.35% for the same period in 1997. The increased average cost of funds for the first quarter of 1998 compared to the first quarter of 1997 was due mainly to the increase in one-month LIBOR from 5.46% at March 31, 1997 to 5.65% at March 31, 1998.

                                                       Cost of Funds
                                                      ($ in millions)

                            Average Borrowed         Interest           Cost             Average
                                 Funds           Expense (1)(2)       of Funds       One-month LIBOR
--------------------------------------------------------------------------------------------------------

1996, Quarter 2           $      3,782.8        $      57.6            6.09%              5.45%
1996, Quarter 3                  3,718.0               57.1            6.14%              5.46%
1996, Quarter 4                  3,869.6               60.1            6.21%              5.46%
1997, Quarter 1                  3,384.6               53.7            6.35%              5.46%
1997, Quarter 2                  3,876.1               61.4            6.34%              5.69%
1997, Quarter 3                  4,365.3               69.0            6.32%              5.65%
1997, Quarter 4                  4,579.6               74.4            6.50%              5.76%
1998, Quarter 1                  4,802.0               76.9            6.41%              5.65%

(1)   Excludes non-interest collateralized bond-related expenses.
(2)   Includes the net amortization expense of bond discounts and bond premiums.

Interest Rate Agreements

     As part of the Company's asset/liability management process for its investment portfolio, the Company enters into interest rate agreements such as interest rate caps and swaps and financial futures contracts. These agreements are used to reduce interest rate risk which arises from the lifetime yield caps on the ARM securities, the mismatched repricing of portfolio investments versus borrowed funds, the mismatching of the fixed interest rates on certain portfolio investments versus the floating rate on the related borrowed funds and finally, assets repricing on indices such as the prime rate which differ from the related borrowing indices. The agreements are designed to protect the portfolio's income and cash flow, and to provide income and capital appreciation to the Company in the event that short-term interest rates rise quickly.

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

           Instruments Used for Interest Rate Risk Management Purposes (1)
                                   ($ in millions)

                                      Interest             Interest             Financial             Options
Notional Amounts                      Rate Caps           Rate Swaps             Futures            on Futures
--------------------------------------------------------------------------------------------------------------------

1996, Quarter 2                 $       1,575        $        1,559       $        400         $         880
1996, Quarter 3                         1,499                 1,480               1,550                  -
1996, Quarter 4                         1,499                 1,453                 -                    -
1997, Quarter 1                         1,499                 1,427                 -                    -
1997, Quarter 2                         1,499                 1,442                 -                    -
1997, Quarter 3                         1,499                 1,381                 -                    -
1997, Quarter 4                         1,499                 1,354                 -                    -
1998, Quarter 1                         1,499                 1,559                 -                    -

(1) Excludes all interest rate agreements in effect for the Company's loan production operations.


Net Interest Rate Agreement Expense

     The net interest rate agreement expense, or hedging expense, equals the cost of the agreements, net of any benefits received from these agreements. For the quarter ended March 31, 1998, net hedging expense amounted to $1.23 million compared to $1.39 million and $2.65 million for the quarters ended December 31, 1997 and March 31, 1997, respectively. Such amounts exclude the hedging costs and benefits associated with the Company's production activities as these amounts are deferred as additional premium or discount on the loans funded and amortized over the life of the loans as an adjustment to their yield. The decrease in the net interest rate agreement expense for the three months ended March 31, 1998 compared to the same period in 1997 is primarily related to costs on financial futures used to lengthen repurchase agreement maturities during the first quarter of 1997.

                          Net Interest Rate Agreement Expense
                                   ($ in millions)

                                                                 Net Expense               Net Expense as
                                     Net Interest               as Percentage           Percentage of Average
                                Rate Agreement Expense           of Average            Borrowings (annualized)
                                                             Assets (annualized)
----------------------------------------------------------------------------------------------------------------

1996, Quarter 2                    $    1.02                       0.10%                       0.11%
1996, Quarter 3                         1.29                       0.13%                       0.14%
1996, Quarter 4                         2.67                       0.25%                       0.28%
1997, Quarter 1                         2.65                       0.28%                       0.31%
1997, Quarter 2                         1.23                       0.11%                       0.13%
1997, Quarter 3                         1.35                       0.11%                       0.12%
1997, Quarter 4                         1.39                       0.11%                       0.12%
1998, Quarter 1                         1.23                       0.10%                       0.10%

Fair Value

     The fair value of the available-for-sale portion of the Company's investment portfolio as of March 31, 1998, as measured by the net unrealized gain on investments available-for-sale, was $67.9 million above its cost basis, which represents a $11.5 million decrease from $79.4 million at December 31, 1997. This decrease in the portfolio's value is primarily attributable to the accelerated prepayment activity for the quarter ended March 31, 1998.

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

     The following table summarizes the aggregate principal amount of collateral for collateralized bonds and pass-through securities outstanding; the maximum direct credit exposure retained by the Company (represented by the amount of overcollateralization pledged and subordinated securities rated below BBB owned by the Company), net of the credit reserves maintained by the Company for such exposure; and the actual credit losses incurred for each year. The table excludes any risks related to representations and warranties made on loans funded by the Company and securitized in mortgage pass-through securities generally funded prior to 1995. This table also excludes any credit exposure on loans held for securitization and other investments. The increase from 0.83% at March 31, 1997 to 2.22% at March 31, 1998 is related primarily to the credit exposure retained by the Company on its $2.7 billion in securitizations during 1997. The increase from 1.68% at December 31, 1997 to 2.22% at March 31, 1998 is principally due to the principal balance of certain subordinated securities owned by the Company being reduced to $0 during the first quarter 1998, which as a result, eliminated that credit risk and are excluded from this table at March 31, 1998. The net credit exposure in the table below includes $22 million of credit exposure from the Company's commercial loan securitization in October 1997. The Company anticipates that such exposure will be substantially
eliminated   during  the   second   half   of  1998   through   the  sale  or
resecuritization of currently retained classes from that securitization, though no assurance can be given that these retained classes will be sold or resecuritized. There were no delinquencies on loans included in this security at March 31, 1998.

                     Credit Reserves and Actual Credit Losses
                                 ($ in millions)

                                                                                  Maximum Credit Exposure, Net
                                             Maximum Credit       Actual Credit       of Credit Reserves to
                      Outstanding Loan        Exposure, Net          Losses         Outstanding Loan Balance
                          Balance          of Credit Reserves
-----------------------------------------------------------------------------------------------------------------

1996, Quarter 2      $      3,130.9      $          27.7         $      1.1                    0.88%
1996, Quarter 3             3,995.6                 29.5                2.0                    0.74%
1996, Quarter 4             3,848.1                 30.0                2.1                    0.78%
1997, Quarter 1             3,583.2                 29.6                2.6                    0.83%
1997, Quarter 2             4,305.5                 50.3                4.9                    1.17%
1997, Quarter 3             3,975.7                 50.2                5.8                    1.26%
1997, Quarter 4             5,153.1                 86.6                6.5                    1.68%
1998, Quarter 1             4,209.5                 93.6                6.3                    2.22%


     The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities mentioned above in which the Company has retained a portion of the direct credit risk. As of March 31, 1998, the Company believes that its credit reserves are sufficient to cover any losses which may occur as a result of current delinquencies presented in the table below.

                                 Delinquency Statistics

                                                              90 days and over delinquent
                                                                   (includes REO and
                                 60 to 90 days delinquent            foreclosures)                     Total

1996, Quarter 2                            1.91%                         3.47%                         5.38%
1996, Quarter 3                            0.73%                         3.01%                         3.74%
1996, Quarter 4                            0.88%                         3.40%                         4.28%
1997, Quarter 1                            0.95%                         4.16%                         5.11%
1997, Quarter 2                            0.59%                         3.25%                         3.84%
1997, Quarter 3                            0.86%                         3.31%                         4.17%
1997, Quarter 4                            0.48%                         2.56%                         3.04%
1998, Quarter 1                            0.38%                         2.36%                         2.74%



     The following table summarizes the credit rating for securities held in the Company's investment portfolio. This table excludes the Company's other residual and derivative securities (as the risk on such securities is primarily prepayment-related, not credit-related), certain other investments which are not debt securities and loans held for securitization. The carrying balances of the investments rated below A are net of credit reserves and discounts. The average credit rating of the Company's investments at the end of the first quarter of 1998 was AAA. At March 31, 1998, securities with a credit rating of AA or better were $4.6 billion, or 97.6% of the Company's total investments compared to 98.3% and 99.1% at December 31, 1997 and March 31, 1997, respectively. At the end of the first quarter 1998, $738.4 million of investments were split rated between rating agencies. Where investments were split-rated, for purposes of this table, the Company classified such investments based on the higher credit rating.

                                              Investments by Credit Rating (1)
                                                       ($ in millions)


                           AAA           AA        A Carrying     Below A   AAA Percent  AA Percent    A         Below A
                        Carrying      Carrying        Value       Carrying    of Total    of Total  Percent    Percent of
                          Value         Value                       Value                           of Total      Total
-------------------- ------------ --------------- ------------- ---------- ----------- ----------- ---------- ------------

1996, Quarter 2      $   2,935.2    $    914.0    $    63.6      $    28.7       74.5%       23.2%      1.6%       0.7%
1996, Quarter 3          3,333.3         766.4         17.1           31.1       80.3%       18.5%      0.4%       0.8%
1996, Quarter 4          2,708.4         752.8           -            29.9       77.5%       21.6%        -        0.9%
1997, Quarter 1          2,504.1         739.4           -            29.4       76.5%       22.6%        -        0.9%
1997, Quarter 2          3,372.2         588.4          2.5           57.0       83.9%       14.6%      0.1%       1.4%
1997, Quarter 3          2,867.6         601.0          6.7           56.4       81.2%       17.0%      0.2%       1.6%
1997, Quarter 4          4,346.3         358.8           -            82.9       90.8%        7.5%        -        1.7%
1998, Quarter 1          4,067.4         501.9         25.7           87.4       86.9%       10.7%      0.5%       1.9%


(1) Carrying value does not include derivative and residual securities, certain other investments which are not debt securities and loans held for securitization.

General and Administrative Expenses

     General and administrative expenses ("G&A expense") consist of expenses incurred in conducting the Company's production activities and managing the investment portfolio, as well as various other corporate expenses. G&A expense increased for the three month period ended March 31, 1998 as compared to the same period in 1997, primarily as a result of continued costs in connection with the build-up of the production infrastructure for the manufacturing housing, commercial lending, and specialty finance businesses.

     The following table summarizes the Company's efficiency and the ratio of G&A expense to average interest-earning assets.

                              Operating Expense Ratios

-------------------------------------------------------------------------------------------
                            G&A Efficiency         G&A Expense/Average Interest-Earning
                               Ratio (1)                    Assets (Annualized)
-------------------------------------------------------------------------------------------

1996, Quarter 2                  6.77%                             0.51%
1996, Quarter 3                  5.67%                             0.43%
1996, Quarter 4                  6.09%                             0.47%
1997, Quarter 1                  6.78%                             0.55%
1997, Quarter 2                  7.11%                             0.53%
1997, Quarter 3                  7.35%                             0.54%
1997, Quarter 4                  7.86%                             0.56%
1998, Quarter 1                  8.67%                             0.66%
-------------------------------------------------------------------------------------------

(1)   G&A expense as a percentage of interest income.
(2)  Average total equity excludes net unrealized gain (loss) on investments available-for-sale.

Net Income and Return on Equity

     Net income decreased from $18.3 million for the three months ended March 31, 1997 to $14.4 million for the three months ended March 31, 1998. Net income available to common shareholders decreased from $14.6 million to $11.1 million for the same periods, respectively. Return on common equity (excluding the impact of the net unrealized gain on investments available-for-sale) decreased from 18.8% for the three months ended March 31, 1997 to 12.5% for the three months ended March 31, 1998. The decrease in the return on common equity is a combined result of the issuance of new common shares through the continuous offering program and the dividend reinvestment program and a decrease in net income available to common shareholders due to an increase in amortization expense and G&A.

                       Components of Return on Equity
                               ($ in thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                  Gains and
                  Net Interest     Provision        Other          G&A          Preferred
                     Margin/      for Losses       Income        Expense/       Dividend/      Return on
                     Average    /Average Common   /Average       Average     Average Common     Average      Net Income
                  Common Equity     Equity      Common Equity     Common         Equity         Common      Available to
                  (annualized)   (annualized)   (annualized)      Equity      (annualized)      Equity         Common
                                                               (annualized)                  (annualized)   Shareholders
--------------------------------------------------------------------------------------------------------------------------

1996, Quarter 2       25.6%          0.5%           17.7%          7.3%           3.0%           32.5%     $    23,704
1996, Quarter 3       26.5%          1.2%           2.7%           5.9%           2.9%           19.2%          14,363
1996, Quarter 4       28.2%          1.9%           4.3%           6.7%           4.6%           19.3%          14,480
1997, Quarter 1       27.8%          1.3%           3.8%           6.7%           4.8%           18.8%          14,623
1997, Quarter 2       28.3%          1.8%           3.5%           7.1%           4.6%           18.3%          14,668
1997, Quarter 3       26.4%          1.6%           6.2%           7.7%           4.5%           18.8%          15,784
1997, Quarter 4       27.1%          2.3%           3.5%           8.1%           4.2%           16.0%          14,103
1998, Quarter 1       22.0%          2.2%           5.9%           9.5%           3.7%           12.5%          11,145
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

                                        Dividend Summary
                              ($ in thousands, except per share amounts)

                     Estimated Taxable Net                                                                Estimated
                      Income Available to     Estimated Taxable                                           Cumulative
                      Common Shareholders      Net Income Per       Dividend Declared     Dividend      Undistributed
                                              Common Share (1)    Per Common Share (1)  Pay-out Ratio   Taxable Income
                                                                                                            (Loss)
-------------------------------------------------------------------------------------------------------------------------

1996, Quarter 2      $        13,359        $        0.328         $        0.275            84%       $       9,376
1996, Quarter 3               13,973                 0.341                  0.293            86%              11,194
1996, Quarter 4                8,831                 0.214                  0.310           145%               5,672
1997, Quarter 1               23,849                 0.572                  0.325            57%              15,854
1997, Quarter 2               12,016                 0.283                  0.335           118%              13,524
1997, Quarter 3               10,531                 0.248                  0.345           139%               9,392
1997, Quarter 4               10,132                 0.228                  0.350           154%               3,949
1998, Quarter 1               21,970                 0.484                  0.300            62%              12,293
-------------------------------------------------------------------------------------------------------------------------

(1)   Adjusted for two-for-one common stock split.

     Taxable income differs from the financial statement net income which is determined in accordance with generally accepted accounting principles ("GAAP"). For the three months ended March 31 , 1998, the Company's taxable income per share of $0.484 was higher than the Company's declared dividend per share of $0.300. The majority of the difference was caused by GAAP and tax differences related to the sale of the single-family operations in May 1996. For tax purposes, the sale of the single-family operations is accounted for on an installment sale basis with annual taxable income of approximately $10 million from 1996 through 2001. Cumulative undistributed taxable income represents timing differences in the amounts earned for tax purposes versus the amounts distributed. Such amounts can be distributed for tax purposes in the subsequent year as a portion of the normal quarterly dividend. Such amounts also include certain estimates of taxable income until such time that the Company files its federal income tax returns for each year.


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

     The Company also relies upon a small number of third party software vendors for certain information systems. Testing of these vendors' systems is expected to be completed by the end of 1998, and the Company does not expect to see any significant impact to the operations supported by these vendors as a result of Year 2000 problems. Additionally, the Company does not expect that any expenses incurred as a result of any necessary modifications will be material to the results of operations.


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

     In order to grow its equity base, the Company may issue additional capital stock. Management strives to issue such additional shares when it believes existing shareholders are likely to benefit from such offerings through higher earnings and dividends per share than as compared to the level of earnings and dividends the Company would likely generate without such offerings. During the three months ended March 31, 1998, the Company issued 218,968 shares of its common stock pursuant to its dividend reinvestment program for net proceeds of $2.8 million.

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

Non-recourse Debt

     The Company, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund its investment growth. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to the Company. Collateral for collateralized bonds are not subject to margin calls. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At March 31, 1998, the Company has $3.1 billion of collateralized bonds outstanding as compared to $3.6 billion at December 31, 1997.

Recourse Debt

     Secured. At March 31, 1998, the Company had three credit facilities aggregating $600 million to finance loan fundings of which $300 million expires in 1998 and $300 million expires in 1999. One of these facilities includes several sublines aggregating $200 million to serve various purposes, such as multifamily loan fundings, working capital, and manufactured housing loan fundings. Unsecured working capital borrowings under this facility are limited to $30 million. The Company expects these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal. The lines of credit contain certain financial covenants which the Company met as of March 31, 1998. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future. At March 31, 1998, the Company had $364.2 million outstanding under its credit facilities.

     The Company finances a portion of its investments through repurchase agreements. Repurchase agreements allow the Company to sell investments for cash together with a simultaneous agreement to repurchase the same investments on a specified date for a price which is equal to the original sales price plus an interest component. At March 31, 1998, the Company had outstanding obligations of $1,861.3 million under such repurchase agreements compared to $889.0 million at December 31, 1997.

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

     To reduce the Company's exposure to changes in short-term interest rates on its repurchase agreements, the Company may lengthen the duration of its repurchase agreements secured by investments by entering into certain interest rate futures and/or purchased option contracts. As of March 31, 1998, the Company had no such financial futures or option contracts outstanding.

     Unsecured. Since 1994, the Company has issued three series of unsecured notes payable totaling $150 million. The proceeds from these issuances have been used to reduce short-term debt related to financing loans held for securitization during the accumulation period as well as for general corporate purposes. These notes payable have an outstanding balance at March 31, 1998 of $141 million. The Company also has various acquisition notes payable totaling $1.3 million at March 31, 1998. The above note agreements contain certain financial covenants which the Company met as of March 31, 1998. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future. On May 11, 1998, the Company filed with the Securities and Exchange Commission a preliminary prospectus supplement to issue $60 million of unsecured senior notes due July 1, 2008.

     Total recourse debt increased from $1.1 billion for December 31, 1997 to $2.4 billion for March 31, 1998. This increase is primarily a result of the $1.3 billion of loans and investments acquired during the first quarter. Total recourse debt should decline during the second quarter of 1998 as the Company anticipates it will finance on a long-term basis a portion of the loans held for securitization and a portion of the mortgage securities through the issuance of collateralized bonds.

                                  Total Recourse Debt
                                    ($ in millions)

----------------------------------------------------------------------------------------------------------
                                                        Total Recourse Debt to    Fixed Charge Coverage
                               Total Recourse Debt              Equity                    Ratio
----------------------------------------------------------------------------------------------------------

1996, Quarter 2               $         2,314.0                 6.08                       1.73
1996, Quarter 3                         1,750.0                 4.01                       1.53
1996, Quarter 4                         1,299.9                 2.56                       1.72
1997, Quarter 1                         1,450.8                 2.84                       1.89
1997, Quarter 2                         1,802.2                 3.47                       1.73
1997, Quarter 3                         1,862.6                 3.43                       1.86
1997, Quarter 4                         1,145.7                 2.05                       1.76
1998, Quarter 1                         2,438.4                 4.35                       1.71
-----------------------------------------------------------------------------------------------------------

     Potential immediate sources of liquidity for the Company include cash balances and unused availability on the credit facilities described above. The potential immediate sources of liquidity decreased 45% at March 31, 1998 in comparison to December 31, 1997. This decrease in potential immediate sources of liquidity was due primarily to the significant increase in fundings during the three months ended March 31, 1998. The Company anticipates that the potential immediate sources of liquidity will return to fourth quarter 1997 levels as a result of the securitization planned for the end of May which is expected to reduce recourse borrowings by approximately $1.5 billion.

                   Potential Immediate Sources of Liquidity
                               ($ in millions)

--------------------------------------------------------------------------------------------------------------------
                                                                                       Potential Immediate Sources
                                         Estimated Unused           Potential            of Liquidity as a % of
                       Unrestricted     Borrowing Capacity     Immediate Sources of        Total Recourse Debt
                       Cash Balance                                 Liquidity
--------------------------------------------------------------------------------------------------------------------

1996, Quarter 2      $      15.2      $        102.8         $         118.0                       6.26%
1996, Quarter 3              9.7               118.7                   128.4                      9.82%
1996, Quarter 4              7.6               131.8                   139.4                     10.74%
1997, Quarter 1              4.4               139.9                   144.3                      9.99%
1997, Quarter 2              2.7                59.7                    62.4                      4.60%
1997, Quarter 3              4.8               164.6                   169.4                      9.14%
1997, Quarter 4              8.1               154.8                   162.9                     14.22%
1998, Quarter 1              7.1                82.5                    89.6                      3.68%
--------------------------------------------------------------------------------------------------------------------



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

     Prepayments. Prepayments by borrowers on loans securitized by the Company may have an adverse impact on the Company's financial performance. Prepayments are expected to increase during a declining interest rate or flat yield curve environment. The Company's exposure to rapid prepayments is primarily (i) the faster amortization of premium on the investments and, to the extent applicable, amortization of bond discount, and (ii) the replacement of investments in its portfolio with lower yield securities. At March 31, 1998, the yield curve was still considered flat relative to its normal shape, and as a result, the Company expects continued high levels of prepayment through the second quarter of 1998.

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

Dated:  May 15, 1998