Form 10-Q
period 1998-06-30
DYNEX CAPITAL INC
filed 1998-08-14
CIK 826675

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                      FORM 10-Q



     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarter ended June 30, 1998


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

     On July 31, 1998, the registrant had 45,981,020 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.

                               DYNEX CAPITAL, INC.
                                    FORM 10-Q

                                      INDEX



                                                                                             PAGE



PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at June 30, 1998 and
                  December 31, 1997.........................................................   3

                  Consolidated Statements of Operations for the three and six months
                  ended June 30, 1998 and 1997..............................................   4

                  Consolidated Statement of Shareholders' Equity for
                  the six months ended June 30, 1998........................................   5

                  Consolidated Statements of Cash Flows for
                  the six months ended June 30, 1998 and 1997...............................   6

                  Notes to Unaudited Consolidated Financial Statements......................   7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............................  13


PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings ........................................................   30

         Item 2.  Changes in Securities.....................................................   30

         Item 3.  Defaults Upon Senior Securities...........................................   30

         Item 4.  Submission of Matters to a Vote of Security Holders.......................   30

         Item 5.  Other Information.........................................................   30

         Item 6.  Exhibits and Reports on Form 8-K..........................................   31


         SIGNATURES.........................................................................   32


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

                                                                              June 30,             December 31,
ASSETS                                                                          1998                   1997
                                                                          ------------------     ------------------

Investments:
    Collateral for collateralized bonds                                    $     4,968,405        $     4,375,561
    Mortgage securities                                                            264,054                513,750
    Other investments                                                              229,058                214,120
    Assets held for securitization                                                 524,859                235,023
                                                                          ------------------     ------------------
                                                                                 5,986,376              5,338,454

Cash                                                                                20,357                 18,329
Accrued interest receivable                                                          5,157                  5,628
Other assets                                                                        58,692                 15,761
                                                                          ==================     ==================
                                                                           $     6,070,582        $     5,378,172
                                                                          ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Non-recourse debt - collateralized bonds                                   $     4,070,203        $     3,632,079
Recourse debt:
    Secured by collateralized bonds retained                                       602,110                494,493
    Secured by assets                                                              661,373                510,491
    Unsecured                                                                      140,563                140,711
                                                                          ------------------     ------------------
                                                                                 5,474,249              4,777,774

Accrued interest payable                                                             7,446                  7,240
Accrued expenses and other liabilities                                              28,864                 12,756
Dividends payable                                                                   16,990                 19,493
                                                                          ------------------     ------------------
                                                                                 5,527,549              4,817,263
                                                                          ------------------     ------------------

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share,
   50,000,000 shares authorized:
      9.75% Cumulative Convertible Series A,
        1,309,061 and 1,397,511 issued and outstanding, respectively                29,900                 31,920
      9.55% Cumulative Convertible Series B,
        1,912,434 and 1,957,490 issued and outstanding, respectively                44,767                 45,822
      9.73% Cumulative Convertible Series C,
        1,840,000 and 1,840,000 issued and outstanding, respectively                52,740                 52,740
Common stock,  par value $.01 per share,
  100,000,000 shares authorized,
  45,712,366 and 45,146,242 issued and outstanding, respectively                       457                    451
Additional paid-in capital                                                         349,070                342,570
Accumulated other comprehensive income                                              62,054                 79,441
Retained earnings                                                                    4,045                  7,965
                                                                          ------------------     ------------------
                                                                                   543,033                560,909
                                                                          ------------------     ------------------

                                                                           $     6,070,582        $     5,378,172
                                                                          ==================     ==================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)


                                                          Three Months Ended                       Six Months Ended
                                                               June 30,                                June 30,
                                                  -----------------------------------     -----------------------------------
                                                       1998                1997                1998                1997
                                                  ---------------     ---------------     ---------------     ---------------

Interest income:
   Collateral for collateralized bonds              $    74,130        $    45,433         $   145,710         $    93,895
   Mortgage securities                                   15,017             21,420              29,947              41,050
   Other investments                                      5,543              3,150              10,536               5,525
   Assets held for securitization                        16,323             11,113              23,152              17,669
                                                  ---------------     ---------------     ---------------     ---------------
                                                        111,013             81,116             209,345             158,139

Interest and related expense:
   Non-recourse debt                                     57,449             32,737             115,364              66,946
   Recourse debt                                         32,891             25,082              53,265              45,753
   Other                                                    651                414               1,066                 971
                                                  ---------------     ---------------     ---------------     ---------------
                                                         90,991             58,233             169,695             113,670

Net interest margin before provision for losses          20,022             22,883              39,650              44,469
Provision for losses                                     (1,727)            (1,420)             (3,681)             (2,415)
                                                  ---------------     ---------------     ---------------     ---------------
Net interest margin                                      18,295             21,463              35,969              42,054

Gain on sale of investments and trading revenue
                                                          3,573              2,201               8,230               4,688
Other income                                              1,164                490               1,792                 941
General and administrative expenses                      (7,433)            (5,770)            (15,960)            (10,989)
                                                  ---------------     ---------------     ---------------     ---------------
Net income                                               15,599             18,384              30,031              36,694
Dividends on preferred stock                             (3,276)            (3,716)             (6,563)             (7,403)
                                                  ===============     ===============     ===============     ===============

Net income available to common shareholders         $    12,323        $    14,668         $    23,468         $    29,291
                                                  ===============     ===============     ===============     ===============

Net income per common share:
   Basic                                            $     0.27         $      0.35         $      0.52         $      0.70
                                                  ===============     ===============     ===============     ===============
   Diluted                                          $     0.27         $      0.34         $      0.52         $      0.69
                                                  ===============     ===============     ===============     ===============

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(amounts in thousands except share data)




                                                                                        Accumulated
                                                                         Additional        Other
                                                Preferred     Common       Paid-in     Comprehensive     Retained
                                                  Stock        Stock       Capital         Income        Earnings      Total
                                                ------------ ----------- ------------- ---------------- ------------ -----------


Balance at December 31, 1997                     $ 130,482     $   451    $  342,570      $  79,441      $   7,965    $ 560,909

Comprehensive income:
   Net income - six months ended
     June 30, 1998                                       -           -             -              -         30,031       30,031
   Change in net unrealized gain on
     investments classified as
     available-for-sale during the period                -            -           -         (17,387)             -      (17,387)
                                                ------------ ----------- ------------- ---------------- ------------ -----------
Total comprehensive income                               -           -             -        (17,387)        30,031       12,644

Issuance of common stock                                 -           3         4,037              -              -        4,040
Conversion of preferred stock                       (3,075)          3         3,072              -              -            -
Repurchase of common stock                               -           -          (609)             -              -         (609)
Dividends on common stock
   at $0.30 per share                                    -           -             -              -        (27,388)     (27,388)
Dividends on preferred stock                             -           -             -              -         (6,563)      (6,563)
                                                ------------ ----------- ------------- ---------------- ------------ -----------

Balance at June 30, 1998                         $ 127,407     $   457    $  349,070      $  62,054       $ 4,045     $ 543,033
                                                ============ =========== ============= ================ ============ ===========


See notes to unaudited consolidated financial statements.

 DYNEX CAPITAL, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                   Six Months Ended
                                                                       -----------------------------------------
 (amounts in thousands)                                                                 June 30,
                                                                             1998                   1997
                                                                       ------------------     ------------------

Operating activities:
   Net income                                                             $    30,031           $    36,694
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for losses                                                       3,681                 2,415
     Gain on sale of investments and trading revenue                           (8,230)               (4,688)
     Amortization and depreciation                                             24,746                11,693
     Net increase in accrued interest, other assets and other                 (12,823)              (39,984)
        liabilities
                                                                       ------------------     ------------------
          Net cash provided by operating activities                            37,405                 6,130
                                                                       ------------------     ------------------

 Investing activities:
   Collateral for collateralized bonds:
     Fundings of investments subsequently securitized                      (1,378,951)             (931,582)
     Principal payments on collateral                                       1,033,445               387,040
     Increase in accrued interest receivable                                   (2,293)               (3,315)
     Net increase in funds held by trustees                                    (4,206)                 (432)
   Net increase in assets held for securitization                            (290,293)              (42,560)
   Purchase of other investments                                              (96,755)              (62,586)
   Payments on other investments                                               11,933                 7,338
   Proceeds from sale of other investments                                     26,647                 1,727
   Purchase of mortgage securities                                           (219,911)             (839,344)
   Payments on mortgage securities                                             86,552                36,374
   Proceeds from sales of mortgage securities                                  78,569               432,011
   Proceeds from sale of single family operations                               9,500                 9,500
   Capital expenditures                                                        (1,704)               (2,037)
                                                                       ------------------     ------------------
        Net cash used for investing activities                               (747,467)           (1,007,866)
                                                                       ------------------     ------------------

 Financing activities:
   Collateralized bonds:
     Proceeds from issuance of bonds                                        1,515,241               897,649
     Principal payments on bonds                                           (1,013,553)             (383,655)
     (Decrease) increase in accrued interest payable                             (361)                  670
   Proceeds from recourse debt borrowings, net                                243,816               502,342
   Net proceeds from issuance of common stock                                   4,040                14,832
   Repurchase of common stock                                                    (609)                    -
   Dividends paid                                                             (36,484)              (33,588)
                                                                       ------------------     ------------------
        Net cash provided by financing activities                             712,090               998,250
                                                                       ------------------     ------------------

 Net increase (decrease) in cash                                                2,028                (3,486)
 Cash at beginning of year                                                     18,329                11,396
                                                                       ==================     ==================
 Cash at end of year                                                      $    20,357           $     7,910
                                                                       ==================     ==================

 Cash paid for interest                                                   $   162,533           $   107,622
                                                                       ==================     ==================

 Supplemental disclosure of non-cash activities:
      Mortgage securities owned subsequently securitized                  $   257,959           $    92,775
                                                                       ==================     ==================

      Other investments owned subsequently securitized                    $    37,211           $         -
                                                                       ==================     ==================


See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1998
(amounts in thousands except share data)

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

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The Consolidated
Balance Sheets at June 30, 1998 and December 31, 1997, the Consolidated Statements of Operations for the three and six months ended June 30, 1998 and 1997, the Consolidated Statement of Shareholders' Equity for the six months ended June 30, 1998, the Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 and related notes to consolidated financial statements are unaudited. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1997.

     Certain amounts for 1997 have been reclassified to conform with the presentation for 1998.


NOTE 2--EARNINGS PER SHARE

     Earnings per share ("EPS") as shown on the consolidated statements of operations for the three and six months ended June 30, 1998 and 1997 is presented on both a basic and diluted EPS basis. Diluted EPS assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights ("SARs"), using the treasury stock method but only if these items are dilutive. As a result of the two-for-one split of the Company's common stock in May 1997, the preferred stock is convertible into two shares of common stock for one share of preferred stock.

     The following tables reconcile the numerator and denominator for both the basic and diluted EPS for the three and six months ended June 30, 1998 and 1997.


                                             Three Months Ended June 30,                          Six Months Ended June 30,
                                           1998                      1997                      1998                      1997
                                   ----------------------    ----------------------  ----------------------  ----------------------
                                               Weighted-                 Weighted-                Weighted-               Weighted-
                                                Average                   Average                  Average                 Average
                                                Number                    Number                   Number                  Number
                                   Income      of Shares     Income      of Shares    Income      of shares    Income     of Shares
                                   --------   ----------    --------    ----------   --------    ----------   --------   ----------

Net income                         $15,599                  $18,384                  $30,031                  $36,694
Less:  Dividends paid on
   preferred stock                  (3,276)                  (3,716)                  (6,563)                  (7,403)
                                   --------   ----------    --------    ----------   --------    ----------   --------   ----------
       Basic                        12,323    45,673,946     14,668     42,430,631    23,468     45,548,238    29,291    42,050,789

Effect of dividends and additional
  shares of preferreD stock:
     Series A                           -              -      1,381      2,983,048          -            -       1,967    3,020,603
     Series B                           -              -        993      4,180,308          -            -       2,750    4,262,370
                                   =======    ==========    =======     ==========   ========    ==========    ========  ==========
       Diluted                     $12,323    45,673,946    $17,042     49,593,987   $23,468     45,548,238     34,008   49,333,762
                                   =======    ==========    =======     ==========   ========    ==========    ========  ==========

Basic EPS                                          $0.27                     $0.35                    $0.52                   $0.70
                                               ==========                =========                =========              ==========

Diluted EPS                                        $0.27                     $0.34                    $0.52                   $0.69
                                               ==========                =========                =========              ==========


Reconciliation of anti-dilutive
   shares:
   Dividends and additional shares
     of preferred stock:
       Series A                       785      2,630,418           -             -      1,579     2,668,792          -            -
       Series B                     1,148      3,826,966           -             -      2,298     3,849,590          -            -
       Series C                     1,343      3,680,000       1,342     3,679,099      2,686     3,680,000      2,686    3,680,000
   Expense and incremental
     shares of stock                  100        162,287         505       172,640        600       162,287      1,012      172,640
     appreciation rights
                                   --------   ----------     -------     ----_----    --------   ----------    --------  ----------
                                   $ 3,376    10,299,671     $ 1,847     3,851,739    $ 7,163    10,360,669    $ 3,698    3,852,640
                                   =======    ==========     =======     =========    ========   ==========    ========  ==========



NOTE 3--COLLATERAL FOR COLLATERALIZED BONDS, MORTGAGE SECURITIES AND OTHER INVESTMENTS

     The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds, mortgage securities and other investments classified as available-for-sale at June 30, 1998 and December 31, 1997, and the related average effective interest rates (calculated excluding unrealized gains and losses) for the month ended June 30, 1998 and December 31, 1997:


---------------------------------------------------------------------------------------------------------------------
                                                    June 30, 1998                            December 31, 1997
---------------------------------------------------------------------------------------------------------------------
                                                                Effective                                   Effective
                                                                 Interest                                    Interest
                                             Fair Value            Rate                Fair Value              Rate
---------------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds:
     Amortized cost                        $   4,918,708             7.6%           $   4,317,945              7.5%
  Allowance for losses                           (21,861)                                 (24,811)
---------------------------------------------------------------------------------------------------------------------
     Amortized cost, net                       4,896,847                                4,293,134
  Gross unrealized gains                          91,100                                   94,825
  Gross unrealized losses                        (19,542)                                 (12,398)
---------------------------------------------------------------------------------------------------------------------
                                             $ 4,968,405                            $   4,375,561
---------------------------------------------------------------------------------------------------------------------

Mortgage securities:
  Adjustable-rate mortgage securities      $      77,733             6.7%           $     403,117              7.7%
  Fixed-rate mortgage securities                 109,368             7.1%                  21,463              9.1%
  Derivative and residual securities              90,330            13.5%                  97,848             16.3%
---------------------------------------------------------------------------------------------------------------------
                                                 277,431                                  522,428
  Allowance for losses                            (3,281)                                  (5,692)
   ------------------------------------------------------------------------------------------------------------------
        Amortized cost, net                      274,150                                  516,736
   Gross unrealized gains                         12,643                                   18,144
   Gross unrealized losses                       (22,739)                                 (21,130)
---------------------------------------------------------------------------------------------------------------------
                                                 264,054                            $      513,750
---------------------------------------------------------------------------------------------------------------------

Other investments: (1)
      Amortized cost                       $      26,019             7.5%           $           -
   Gross unrealized gains                            592                                        -
   Gross unrealized losses                             -                                        -
---------------------------------------------------------------------------------------------------------------------
                                           $      26,611                            $           -
---------------------------------------------------------------------------------------------------------------------

     (1) Excludes $202,447 and $214,120 of other investments at amortized cost at June 30, 1998 and December 31, 1997, respectively, which are not classified as debt securities according to Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and as such are not considered available-for-sale.


     Collateral for collateralized bonds consists of debt securities backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family and multifamily residential housing properties and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title, and property tax receivables. All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds. The Company's exposure to credit losses on collateral for collateralized bonds is generally limited to the principal amount of collateral pledged in excess of the related collateralized bonds issued, as the collateralized bonds issued by the limited-purpose finance subsidiaries are non-recourse to the Company.

     Mortgage securities with an aggregate principal balance of $84,537 were sold during the six months ended June 30, 1998 for an aggregate gain of $1,897. The specific identification method is used to calculate the basis of mortgage securities sold. Gain on sale of investments and trading revenue also includes realized gains of $4,873 on various trading positions closed during the six months ended June 30, 1998. At June 30, 1998, the Company had outstanding open treasury future positions with a notional value of $855 million remaining. Such positions had a mark-to-market gain of $1,038 based upon quotes obtained from third party dealers, which was included in the gain on sale of investments and trading revenue.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The impact of adopting FAS No. 133 has not yet been determined.


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

     If the underlying asset, liability or commitment is sold or matures, or the criteria that was executed at the time the hedge instrument was entered into no longer exists, the Interest Rate Agreement is no longer accounted for as a hedge. Under these circumstances, the accumulated change in the market value of the hedge is recognized in current income to the extent that the effects of interest rate or price changes of the hedged item have not offset the hedge results.

     For Interest Rate Agreements entered into for trading purposes, realized and unrealized changes in fair value of these instruments are recognized in the consolidated statements of operations as trading revenue in the period in which the changes occur or when such trade instruments are settled. Amounts payable to or receivable from counterparties, if any, are included on the consolidated balance sheets in accrued expenses and other liabilities.


NOTE 6 - EMPLOYEE BENEFITS

     During the six months ended June 30, 1998, 24,000 SARs were exercised for a total value of $322. During the same period, 220,795 additional SARs were granted. The total SARs remaining to be exercised was 884,435 at June 30, 1998. The Company expensed $600 related to the Employee and Board Incentive Plans during the six months ended June 30, 1998.


NOTE 7 -- COMMITTMENTS

     On June 10, 1998, the Company entered into an agreement with AutoBond Acceptance Corporation ("AutoBond"). AutoBond is a specialty consumer finance company that underwrites, acquires, services and securitizes retail installment contracts originated by automobile dealers to borrowers that are credit impaired. The common stock of AutoBond trades on the American Stock Exchange under the symbol "ABD". Through a funding note structure, the Company will provide AutoBond with limited funding over a one year period to finance its retail installment contracts up to $25 million per month. The Company also purchased from AutoBond a $3.0 million senior note convertible into 500,000 shares of AutoBond's common stock. In exchange, the Company, through a taxable affiliate, received an option to purchase 5.5 million shares of common stock of AutoBond held by the three principal shareholders of AutoBond, for a price of $6.00 per share.

NOTE 8 -- OTHER MATTERS

     During the six months ended June 30, 1998, the Company issued 329,112 shares of its common stock pursuant to its dividend reinvestment program for net proceeds of $4,040.

     The Company repurchased 55,000 shares of its common stock outstanding at an aggregate purchase price of $609, or $11.03 per share, during the six months ended June 30, 1998. The Company is authorized to repurchase up to one million shares of its common stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Dynex Capital, Inc. (the "Company") is a financial services company electing to be treated as a real estate investment trust. The Company originates mortgage loans secured by multifamily and commercial properties and loans secured by manufactured homes. The Company will generally securitize the loans funded as collateral for collateralized bonds, thereby limiting its credit and liquidity risk and providing long-term financing for its investment portfolio.

                                FINANCIAL CONDITION

                                                       June 30,              December 31,
(amounts in thousands except per share data)             1998                    1997
-------------------------------------------------- --------------------- --------------------

Investments:
   Collateral for collateralized bonds             $    4,968,405         $     4,375,561
   Mortgage securities                                    264,054                 513,750
   Other investments                                      229,058                 214,120
   Assets held for securitization                         524,859                 235,023

Non-recourse debt - collateralized bonds                4,070,203               3,632,079
Recourse debt                                           1,404,046               1,145,695

Shareholders' equity                                      543,033                 560,909

Book value per common share                                  9.09                    9.53


Collateral for collateralized bonds

     As of June 30, 1998, the Company had 33 series of collateralized bonds outstanding. The collateral for collateralized bonds increased to $5.0 billion at June 30, 1998 compared to $4.4 billion at December 31, 1997. This increase of $0.6 billion is primarily the result of the addition of $1.7 billion of collateral related to the issuance of one series of collateralized bonds during the six months ended June 30, 1998, net of $1.0 billion in paydowns on such collateral.

Mortgage securities

     Mortgage securities decreased to $264.1 million at June 30, 1998 compared to $513.8 million at December 31, 1997. This decrease of $249.7 million was primarily the result of the Company pledging $710.1 million of mortgage securities as part of the collateral for collateralized bonds issued during the six months ended June 30, 1998. In addition, the Company sold $54.3 million of mortgage securities and received $86.6 million in paydowns during the six months ended June 30, 1998. These decreases were partially offset by the Company exercising its bond call rights on $452.1 million of mortgage securities and purchasing $155.3 million of mortgage securities during the same period.

     Other  investments

     Other investments consists primarily of single family homes leased to home builders, corporate bonds, a note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996 and property tax receivables. Other investments increased from $214.1 million at December 31, 1997 to $229.1 million at June 30, 1998. This increase of $15.0 million is primarily the result of additional purchases or financing of $63.8 million of model homes during the six months ended June 30, 1998. In addition, the Company purchased $25.0 million of corporate bonds during the six months ended June 30, 1998. These increases were partially offset during the same period by the sale of $26.1 million in model homes and the receipt of the $9.5 million annual principal payment on the note receivable from the 1996 sale of the single family mortgage operations. In addition, the Company securitized $37.2 million of property tax receivables to secure collateralized bonds issued during the six months ended June 30, 1998.

Assets held for  securitization

     Assets held for securitization increased from $235.0 million at December 31, 1997 to $524.9 million at June 30, 1998. This increase was due to new loan fundings from the Company's production operations totaling $478.9 million and bulk purchases of single family loans totaling $562.0 million, during the six months ended June 30, 1998. In addition, as part of its agreement with AutoBond Acceptance Corporation the Company funded $38.3 million of funding notes secured by automobile installment contracts during the six months ended June 30, 1998. These increases were partially offset by the securitization of $827.3 million of assets as collateral for collateralized bonds in May.

Non-recourse debt - collateralized  bonds

     Collateralized bonds increased to $4.1 billion at June 30, 1998 from $3.6 billion at December 31, 1997 primarily as a result of the issuance of $1.6 billion of collateralized bonds during the six months ended June 30, 1998. The series of collateralized bonds issued during the first half of 1998 was collateralized by securities secured by single family mortgage loans, manufactured housing loans and property tax receivables. This increase was partially offset by $1.0 billion in paydowns on collateralized bonds.

Recourse debt

     Recourse debt increased to $1.4 billion at June 30, 1998 from $1.1 billion at December 31, 1997. This increase was primarily due to the addition of $115.2 million of repurchase agreements secured by collateralized bonds retained by the Company from the $1.7 billion securitization in May 1998 and the addition of $349.1 million of notes payable as a result of additional assets funded during the six months ended June 30, 1998. These increases were partially offset by a $198.3 million reduction in repurchase agreements due to the securitization of $258.0 million mortgage securities as collateral for collateralized bonds during the six months ended June 30, 1998 which were previously financed by repurchase agreements.

Shareholders' equity

     Shareholders' equity decreased to $543.0 million at June 30, 1998 from $560.9 million at December 31, 1997. This decrease was primarily the result of a $17.3 million decrease in the net unrealized gain on investments available-for-sale from $79.4 million at December 31, 1997 to $62.1 at June 30, 1998. Also, the Company repurchased 55,000 of its common shares at an aggregate purchase price of $0.6 million, or $11.03 per share, during the six months ended June 30, 1998. These decreases were partially offset by $4.0 million of common stock proceeds received through the dividend reinvestment plan during the same period.

                               Production Activity
                                ($ in thousands)

                                                              Three Months Ended                      Six Months Ended
                                                                  June 30,                               June 30,
                                                     ------------------------------------  ------------------------------------
                                                           1998              1997                1998               1997
                                                     ------------------------------------  ------------------------------------

Commercial (1)                                       $  164,956       $    38,344           $   368,295        $   51,020
 Manufactured housing                                    136,284            68,863               220,232            97,940
 Specialty finance                                        35,887            23,417                69,290            58,659
                                                     ------------------------------------  ------------------------------------
   Total fundings through direct production              337,127           130,624               657,817           207,619
 Secured funding notes (2)                                38,266                 -                38,266                 -
 Mortgage securities acquired through bond calls         208,347            40,164               497,276            48,000
 Single family fundings through bulk purchases                 -           702,850               562,045           800,994
                                                     ====================================  ====================================
   Total fundings                                     $  583,740       $   873,638           $ 1,755,404        $1,056,613
                                                     ====================================  ====================================


(1)  Included in commercial  fundings were $32.7 million and $110.0  million of  construction  loans  closed  during the three and six months  ended June 30,
     1998.  Only the draw amount for these loans of $21.8  million is included in the balance of the assets held for  securitization  at June 30, 1998.
(2)  Secured by automobile installment contracts.

                              RESULTS OF OPERATIONS


                                                              Three Months Ended                  Six Months Ended
                                                                   June 30,                           June 30,
(amounts in thousands except per share information)         1998               1997            1998                1997
                                                      ----------------------------------------------------------------------

Net interest margin                                     $     18,295       $     21,463    $     35,969        $     42,054
Gain on sale of investments and trading revenue                3,573              2,201           8,230               4,688
General and administrative expenses                            7,433              5,770          15,960              10,989
Net income                                                    15,599             18,384          30,031              36,694
Basic net income per common share (1)                           0.27               0.35            0.52                0.70
Diluted net income per common share (1)                         0.27               0.34            0.52                0.69

  Dividends declared per share:
     Common (1)                                        $        0.30       $      0.335    $       0.60        $       0.66
     Series A and B Preferred                                   0.60              0.670            1.20                1.32
     Series C Preferred                                         0.73              0.730            1.46                1.46

(1)  Adjusted for two-for-one common stock split effective May 5, 1997.

     Three and Six Months Ended June 30, 1998 Compared to Three and Six Months Ended June 30, 1997. The decrease in the Company's earnings during the three and six months ended June 30, 1998 as compared to the same period in 1997 is primarily the result of the decrease in the net interest margin and the increase in general and administrative expenses.

     Net interest margin for the six months ended June 30, 1998 decreased to $36.0 million, or 14%, below the $42.1 million for the same period for 1997. Net interest margin for the three months ended June 30, 1998 decreased to $18.3 million, or 15%, below the $21.5 million for the same period for 1997. These decreases were primarily the result of a $3.0 million and $7.7 million increase in premium amortization expense during the three and six months ended June 30, 1998, respectively, compared to the same period in 1997. These increases in premium amortization resulted from a higher rate of prepayments in the investment portfolio during the first half of 1998. Amortization expense arises from the amortization of premiums on assets in the Company's investment portfolio due to scheduled payments and unscheduled principal payments received. In addition, the net interest spread on the Company's investment portfolio decreased to 1.23% for the six months ended June 30, 1998 from 1.65% for the same period in 1997. The net interest spread on the Company's investment portfolio decreased to 1.22% for the three months ended June 30, 1998 from 1.59% for the same period in 1997. These decreases in net interest spread for the three and six months ended June 30, 1998 relative to the same period in 1997 are also primarily the result of higher premium amortization as a result of the increase in principal prepayments as well as the decrease in spreads between the indices on which the Company's interest-earning assets and interest-bearing liabilities are based.

     The gain on sale of investments and trading revenue for the six months ended June 30, 1998 increased to $8.2 million, as compared to $4.7 million for the six months ended June 30, 1997. The increase in the net gain is primarily the result of gains recognized of $5.9 million on trading positions entered into during the six months ended March 31, 1998. In addition, mortgage securities with an aggregate principal balance of $84.5 million were sold during the six months ended June 30, 1998, for an aggregate net gain of $1.9 million.

     General and administrative expenses increased $5.0 million, or 45%, to $16.0 million for the six months ended June 30, 1998 as compared to the same period for 1997. The increase in general and administrative expenses is a result of the continued growth in the Company's production operations, both in the Company's manufactured housing and commercial lending business. Management would expect general and administrative expenses in the third quarter of 1998 to approximate first quarter 1998 totals, with further material increases only if loan fundings materially increase quarter-to-quarter. The following table summarizes the average balances of the Company's interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                  Average Balances and Effective Interest Rates



                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                    -------------------------------------------- -------------------------------------------
                                           1998                   1997                  1998                  1997
                                    --------------------- ---------------------- --------------------- ---------------------
                                     Average    Effective  Average     Effective  Average     Effective Average     Effective
                                     Balance     Rate      Balance      Rate      Balance      Rate     Balance      Rate
                                    ----------- --------- ------------ --------- ------------ -------- ------------ --------

Interest-earning assets: (1)
   Collateral for collateralized    $4,001,881     7.41%  $2,372,929      7.66%   $3,959,452     7.36% $ 2,436,554    7.71%
   bonds (2) (3)
   Mortgage securities                 750,998     8.00    1,257,243      8.31       725,935      8.25   1,084,175    8.44
   Other investments                   223,087    10.00      122,994      9.97       213,887      9.90     111,881    9.79
   Assets held for securitization      823,804     7.93      573,273      7.75       570,755      8.11     441,848    8.00
                                    ----------- --------- -----------  --------- ------------ -------- ------------ --------
     Total interest-earning assets  $5,799,770     7.66%  $4,326,439      7.93%   $5,470,029     7.66% $ 4,074,458    7.99%
                                    =========== ========= ===========  ========= ============ ======== ============ ========

Interest-bearing liabilities:
   Non-recourse debt -              $3,444,696     6.54%  $1,889,815      6.71%   $3,434,428     6.58% $ 1,953,680    6.64%
   collateralized bonds (3)
   Recourse debt - collateralized      542,222     5.88      368,953      5.99       522,080     5.88      367,196    5.81
   bonds retained
                                    ----------- --------- -----------  --------- ------------ -------- -----------  --------
                                     3,986,918     6.46    2,258,768      6.60     3,956,508     6.49    2,320,876    6.51
   Recourse debt secured by
   investments:
     Mortgage securities               603,074     5.99    1,088,827      5.69       552,293     5.82      922,195    5.87
     Other investments                 128,771     7.20       41,664      7.64       111,279     7.27       27,720    7.71
     Assets held for securitization    668,803     5.94      442,469      6.06       404,925     5.44      315,385    5.79
   Recourse debt - unsecured           145,242     8.83       44,011      9.99       142,392     8.80       43,821   10.01
                                    ----------- --------- -----------  --------- ------------ -------- -----------  --------
     Total interest-bearing         $5,532,808     6.44%  $3,875,739      6.34%   $5,167,397     6.43% $ 3,629,997    6.34%
     liabilities
                                    =========== ========= ============ ========= ============ ======== ===========  ========
Net interest spread on all
investments (3)                                    1.22%                  1.59%                  1.23%                 1.65%
                                                =========              =========              ========              ========
Net yield on average
interest-earning assets (3)                        1.51%                  2.25%                  1.59%                 2.34%
                                                =========              =========              ========              ========


(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115,
     "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $5,492 and $2,943 for the three months ended June 30, 1998 and June
     30, 1997, respectively, and $3,841 and $2,614 for the six months ended June 30, 1998 and June 30, 1997, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses.

     The net interest spread decreased to 1.23% for the six months ended June 30, 1998 from 1.65% for the same period in 1997. This decrease was primarily the result of the decline in the spread on collateral for collateralized bonds due to an increase in premium amortization. The overall yield on interest-earning assets decreased to 7.66% for the three and six months ended June 30, 1998, from 7.93% and 7.99% for three and six months ended June 30, 1997, respectively. These decreases of 0.27% and 0.33%, respectively, are primarily due to the previously discussed increase in premium amortization expense. In addition, the net interest spread was adversely impacted by the origination or purchase of lower coupon collateral, principally A+ quality single family adjustable-rate mortgage ("ARM") loans during the second half of 1997.

     Individually, the net interest spread on collateral for collateralized bonds decreased 33 basis points, from 120 basis points for the six months ended June 30, 1997 to 87 basis points for the same period in 1998. This decline was primarily due to (i) the securitization of lower coupon collateral, principally A+ quality single family ARM loans during the second half of 1997, (ii) higher premium amortization caused by increased prepayments during the first half of 1998 and (iii) the decline in spread between six-month LIBOR and one-month LIBOR. Approximately 56% of the Company's collateral for collateralized bonds is indexed to six-month LIBOR, and substantially all of the collateralized bond obligations are indexed to one-month LIBOR. The net interest spread on mortgage securities decreased 14 basis points, from 257 basis points for the six months ended June 30, 1997 to 243 basis points for the six months ended June 30, 1998. This decrease was a result of the purchase of lower coupon fixed-rate mortgage securities during the first quarter of 1998. The net interest spread on other investments increased 55 basis points, from 208 basis points for the six months ended June 30, 1997, to 263 basis points for the same period in 1998, due primarily to lower borrowing costs associated with the Company's single family model home purchase and leaseback business during 1998 than during the same period in 1997. The net interest spread on assets held for securitization increased 46 basis points, from 221 basis points from the six months ended June 30, 1997, to 267 basis points for the same period in 1998. This increase is primarily attributable to lower borrowing costs as a result of a higher level of compensating cash balances during the first half of 1998 than during the same period in 1997. Credits earned from these compensating cash balances are used by the Company to offset interest expense.


Interest Income and Interest-Earning Assets

     The Company's average interest-earning assets were $5.5 billion for the six months ended June 30, 1998, an increase of approximately 34% from $4.1 billion of average interest-earning assets during the same period of 1997. This increase in average interest-earning assets was primarily the result of new loan fundings of $1.9 billion for the twelve months ended June 30, 1998. In addition, the Company purchased $149.5 million of mortgage securities and exercised bond call rights on $945.2 million of mortgage securities during the twelve months ended June 30, 1998. These were partially offset by $1.8 billion of principal paydowns on investments during the same period. Total interest income rose approximately 29%, from $162.8 million for the six months ended June 30, 1997 to $209.4 million for the same period of 1998. This increase in total interest income was due to the growth in average interest-earnings assets. Overall, the yield on interest-earning assets declined to 7.66% for the six months ended June 30, 1998 from 7.99% for the six months ended June 30, 1997, as the premium amortization expense grew due to an increase in principal prepayments on investments. Premium amortization expense reduced the average interest-earning asset yield 0.57% for the first half of 1998 versus 0.38% for the first half of 1997.

     On a quarter to quarter basis, average interest-earning assets for the quarter ended June 30, 1998 were $5.8 billion versus $5.1 billion for the quarter ended March 31, 1998. This increase in average interest-earning assets was primarily the result of $337.1 million of loans funded through the production operations during the quarter ended June 30, 1998. In addition, the Company exercised its bond call rights on $208.3 million of mortgage securities during the same period. Total interest income for the quarter ended June 30, 1998 was $111.1 million versus $98.3 million for the quarter ended March 31, 1998. This increase in total interest income was due to the growth in interest-earning assets. Approximately $4.0 billion of the Company's investment portfolio as of June 30, 1998 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 57% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 33% are indexed to and reset based upon the level of the One Year Constant Maturity Treasury Index (CMT).

                               Earning Asset Yield
                                 ($ in millions)

---------------------------- ---------------------- ------------------- ------------------------------
                                                                                Average Interest-
                             Average Interest-         Interest Income        Earnings Asset Yield
                             Earning Assets                  (1)
---------------------------- ---------------------- ------------------- ------------------------------

1996, Quarter 3              $        4,106.5       $        78.4                     7.63%
1996, Quarter 4                       4,308.6                83.1                     7.72%
1997, Quarter 1                       3,822.5                77.1                     8.06%
1997, Quarter 2                       4,326.4                85.7                     7.93%
1997, Quarter 3                       4,806.5                92.7                     7.71%
1997, Quarter 4                       5,147.6               100.1                     7.78%
1998, Quarter 1                       5,140.3                98.3                     7.65%
1998, Quarter 2                       5,799.8               111.1                     7.66%
---------------------------- --------------------- ------------------- ------------------------------

(1) Interest income includes the gross interest income on certain securities which are accounted for net of their related debt in the financial statements.

     The average asset yield is reduced for the amortization of premiums, net of discounts on the Company's investment portfolio. By creating its investments through its production operations, the Company believes that premium amounts are less than if the investments were acquired in the market. As indicated in the table below, net premiums on the Company's collateral for collateralized bonds, ARM securities and fixed-rate securities at June 30, 1998 were $45.7 million, or approximately 0.93% of the aggregate investment portfolio balance as compared to $62.7 million and 1.46% at June 30, 1997. Amortization expense as a percentage of principal paydowns has declined to 1.24% for the three months ended June 30, 1998, from 1.94% for the same period in 1997 and 1.56% for the three months ended March 31, 1998, as the Company's investment portfolio mix changes to assets funded primarily at par or at a discount. The principal repayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 36% for the three months ended June 30, 1998. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loan. Excluded from this table are the Company's assets held for securitization, which are carried are a net discount at June 30, 1998.

                         Premium Basis and Amortization
                                 ($ in millions)

                                                                                                        Amortization
                                                                    CPR                              Expense as a % of
                        Net Premium         Amortization        Annualized           Principal       Principal Paydowns
                        (Discount)            Expense              Rate               Paydowns
-------------------------------------------------------------------------------------------------------------------------

1996, Quarter 3       $      60.8        $       2.8                19%        $       156.8               1.80%
1996, Quarter 4              54.1                3.7                24%                196.9               1.89%
1997, Quarter 1              50.2                3.8                29%                209.7               1.84%
1997, Quarter 2              62.7                4.0                30%                205.1               1.94%
1997, Quarter 3              57.9                4.8                29%                258.8               1.85%
1997, Quarter 4              56.9                5.8                37%                319.6               1.80%
1998, Quarter 1              49.5                8.5                47%                546.7               1.56%
1998, Quarter 2              45.7                7.0                36%                563.0               1.24%
-------------------------------------------------------------------------------------------------------------------------


Interest Expense and Cost of Funds

     The Company's largest expense is the interest cost on borrowed funds. Funds to finance the investment portfolio are generally borrowed in the form of non-recourse collateralized bonds or repurchase agreements. The interest rates paid on collateralized bonds are either fixed or floating rates; the interest rates on the repurchase agreements are floating rates. The Company may use interest rate swaps, caps and financial futures to manage its interest rate risk. The net cost of these instruments is included in the cost of funds table below as a component of interest expense for the period to which it relates. The Company's average borrowed funds increased from $3.9 billion for the three months ended June 30, 1997 to $5.5 billion for the same period in 1998. This increase resulted primarily from the issuance of $3.0 billion of collateralized bonds during the twelve months ended June 30, 1998. This increase was partially offset by a reduction of repurchase agreements during 1997 and the first half of 1998 primarily as a result of the Company securitizing $513.5 million of ARM securities previously financed with repurchase agreements as collateral for collateralized bonds. For the three months ended June 30, 1998, interest expense increased to $89.1 million from $61.4 million for the three months ended June 30, 1997, while the average cost of funds increased to 6.44% for the three months ended June 30, 1998 compared to 6.34% for the same period in 1997. The increased average cost of funds for the second quarter of 1998 compared to the second quarter of 1997 was due mainly to the increase in amortization of bond premium due to an increase in payments on the collateralized bonds as a result of the increase in prepayments on the collateral for collateralized bonds.

                                  Cost of Funds
                                 ($ in millions)

                                Average Borrowed Funds   Interest Expense          Cost
                                                              (1)(2)             of Funds
--------------------------------------------------------------------------------------------------

1996, Quarter 3                 $        3,718.0         $       57.1             6.14%
1996, Quarter 4                          3,869.6                 60.1             6.21%
1997, Quarter 1                          3,384.6                 53.7             6.35%
1997, Quarter 2                          3,875.7                 61.4             6.34%
1997, Quarter 3                          4,365.3                 69.0             6.32%
1997, Quarter 4                          4,579.6                 74.4             6.50%
1998, Quarter 1                          4,802.0                 76.9             6.41%
1998, Quarter 2                          5,532.8                 89.1             6.44%


(1)   Excludes non-interest collateralized bond-related expenses.
(2)   Includes the net amortization expense of bond discounts and bond premiums.

Interest Rate Agreements

     As part of the Company's asset/liability management process for its investment portfolio, the Company enters into interest rate agreements such as interest rate caps and swaps and financial futures contracts. These agreements are used to reduce interest rate risk which arises from the lifetime yield caps on the ARM securities, the mismatched repricing of portfolio investments versus borrowed funds, the funding of fixed interest rates on certain portfolio investments with the floating rate borrowings and finally, assets repricing on indices such as the prime rate which differ from the related borrowing indices. The agreements are designed to protect the portfolio's income and cash flow, and to provide income and capital appreciation to the Company in the event that short-term interest rates rise quickly.

     The following table includes all interest rate agreements in effect as of the various quarter ends for asset/liability management of the investment portfolio. This table excludes all interest rate agreements in effect for the Company's loan production operations as generally these agreements are used to hedge interest rate risk associated with forward commitments to fund loans. Generally, interest rate swaps and caps are used to manage the interest rate risk associated with assets that have periodic and annual interest rate reset limitations financed with borrowings that have no such limitations. Financial futures contracts and options on futures are used to lengthen the terms of repurchase agreement financing, generally from one month to three and six months. Amounts presented are aggregate notional amounts. To the extent any of these agreements are terminated, gains and losses are generally amortized over the remaining period of the original agreement.

         Instruments Used for Interest Rate Risk Management Purposes (1)
                                 ($ in millions)

                                         Interest             Interest            Financial
Notional Amounts                        Rate Caps            Rate Swaps            Futures
-------------------------------------------------------------------------------------------------

1996, Quarter 3                   $        1,499        $        1,480       $       1,550
1996, Quarter 4                            1,499                 1,453                 -
1997, Quarter 1                            1,499                 1,427                 -
1997, Quarter 2                            1,499                 1,442                 -
1997, Quarter 3                            1,499                 1,381                 -
1997, Quarter 4                            1,499                 1,354                 -
1998, Quarter 1                            1,499                 1,559                 -
1998, Quarter 2                            1,499                 1,726                 -

(1) Excludes all interest rate agreements in effect for the Company's loan production operations.


Net Interest Rate Agreement Expense

     The net interest rate agreement expense, or hedging expense, equals the cost of the agreements presented in the previous table, net of any benefits received from these agreements. For the quarter ended June 30, 1998, net hedging expense amounted to $1.83 million compared to $1.23 million and $1.23 million for the quarters ended March 31, 1998 and June 30, 1997, respectively. Such amounts exclude the hedging costs and benefits associated with the Company's production activities as these amounts are deferred as additional premium or discount on the loans funded and amortized over the life of the loans as an adjustment to their yield. The increase in the net interest rate agreement expense for the three months ended June 30, 1998 compared to the same period in 1997 is primarily related to benefits received on financial futures used to lengthen repurchase agreement maturities during the second quarter of 1997 and the additional notional amounts of interest rate swap agreements entered into during 1998 used to hedge the interest rate risk on fixed-rate manufactured housing loans which were securitized during 1997 and the first half of 1998.

                       Net Interest Rate Agreement Expense
                                 ($ in millions)


                                                                 Net Expense               Net Expense as
                                     Net Interest               as Percentage           Percentage of Average
                                Rate Agreement Expense           of Average            Borrowings (annualized)
                                                             Assets (annualized)
----------------------------------------------------------------------------------------------------------------

1996, Quarter 3                    $    1.29                       0.13%                       0.14%
1996, Quarter 4                         2.67                       0.25%                       0.28%
1997, Quarter 1                         2.65                       0.28%                       0.31%
1997, Quarter 2                         1.23                       0.11%                       0.13%
1997, Quarter 3                         1.35                       0.11%                       0.12%
1997, Quarter 4                         1.39                       0.11%                       0.12%
1998, Quarter 1                         1.23                       0.10%                       0.10%
1998, Quarter 2                         1.83                       0.13%                       0.13%



Fair Value

     The fair value of the available-for-sale portion of the Company's investment portfolio as of June 30, 1998, as measured by the net unrealized gain on investments available-for-sale, was $62.1 million above its cost basis, which represents a $17.3 million decrease from $79.4 million at December 31, 1997. This decrease in the portfolio's value is primarily attributable to the accelerated prepayment activity for the quarter ended June 30, 1998. This was partially offset by the increase in the value of the collateral for collateralized bonds relative to the collateralized bonds issued during 1998.


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

     The following table summarizes the aggregate principal amount of collateral for collateralized bonds and pass-through securities outstanding; the maximum direct credit exposure retained by the Company (represented by the amount of overcollateralization pledged and subordinated securities rated below BBB owned by the Company), net of the credit reserves maintained by the Company for such exposure; and the actual credit losses incurred for each year. The table excludes any risks related to representations and warranties made on loans funded by the Company and securitized in mortgage pass-through securities generally funded prior to 1995. This table also excludes any credit exposure on assets held for securitization (which will be included as the assets are securitized) and other investments. The increase in net credit exposure as a percentage of the outstanding loan principal balance from 1.17% at June 30, 1997 to 2.71% at June 30, 1998 is related primarily to the credit exposure retained by the Company on its $3.2 billion in securitizations during the twelve months ended June 30, 1998. The increase from 2.22% at March 31, 1998 to 2.71% at June 30, 1998 is principally due to the credit exposure retained by the Company on its $1.7 billion in securitizations during the three months ended June 30, 1998. The net credit exposure in the table below includes $22 million of credit exposure from the Company's commercial loan securitization in October 1997. The Company anticipates that such exposure will be substantially eliminated during the second half of 1998 through the sale or resecuritization of currently retained classes from that securitization, though no assurance can be given that these retained classes will be sold or resecuritized. There were no delinquencies on loans included in this security at June 30, 1998.

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)


                                                                                  Maximum Credit Exposure, Net
                      Outstanding Loan       Maximum Credit       Actual Credit       of Credit Reserves to
                     Principal Balance        Exposure, Net          Losses         Outstanding Loan Balance
                                           of Credit Reserves
-----------------------------------------------------------------------------------------------------------------

1996, Quarter 3      $      3,995.6      $          29.5         $      2.0                    0.74%
1996, Quarter 4             3,848.1                 30.0                2.1                    0.78%
1997, Quarter 1             3,583.2                 29.6                2.6                    0.83%
1997, Quarter 2             4,305.5                 50.3                4.9                    1.17%
1997, Quarter 3             3,975.7                 50.2                5.8                    1.26%
1997, Quarter 4             5,153.1                 86.6                6.5                    1.68%
1998, Quarter 1             4,209.5                 93.6                6.3                    2.22%
1998, Quarter 2             5,098.8                138.4                3.8                    2.71%


     The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities mentioned above in which the Company has retained a portion of the direct credit risk. The decrease in delinquencies as a percentage of the outstanding collateral balance from 2.74% at March 31, 1998 to 1.75% at June 30, 1998 is primarily related to the Company's basis in certain subordinated securities being reduced to $0 during the second quarter of 1998, which as a result, eliminated any remaining credit exposure to the Company. Delinquencies from these subordinated securities are excluded from the table at June 30, 1998. As of June 30, 1998, the Company believes that its credit reserves are sufficient to cover any losses which may occur as a result of current delinquencies presented in the table below.

                             Delinquency Statistics


                                                              90 days and over delinquent
                                                                   (includes REO and
                                 60 to 90 days delinquent            foreclosures)                     Total
-------------------------------------------------------------------------------------------------------------------------

1996, Quarter 3                            0.73%                         3.01%                         3.74%
1996, Quarter 4                            0.88%                         3.40%                         4.28%
1997, Quarter 1                            0.95%                         4.16%                         5.11%
1997, Quarter 2                            0.59%                         3.25%                         3.84%
1997, Quarter 3                            0.86%                         3.31%                         4.17%
1997, Quarter 4                            0.48%                         2.56%                         3.04%
1998, Quarter 1                            0.38%                         2.36%                         2.74%
1998, Quarter 2                            0.18%                         1.57%                         1.75%


     The following table summarizes the credit rating for securities held in the Company's investment portfolio. This table excludes the Company's other residual and derivative securities (as the risk on such securities is primarily prepayment-related, not credit-related), certain other investments which are not debt securities and assets held for securitization. The carrying balances of the investments rated below A are net of credit reserves and discounts. The average credit rating of the Company's investments at the end of the second quarter of 1998 was AAA. At June 30, 1998, securities with a credit rating of AA or better were $5.0 billion, or 96.9% of the Company's total investments compared to 97.6% and 98.5% at March 31, 1998 and June 30, 1997, respectively. At the end of the second quarter 1998, $37.4 million of investments were AA rated by one rating agency and lower rated by another rating agency. Where investments were split-rated, for purposes of this table, the Company classified such investments based on the higher credit rating.

                        Investments by Credit Rating (1)
                                 ($ in millions)


                            AAA          AA       A Carrying     Below A     AAA Percent  AA Percent    A       Below A
                         Carrying     Carrying       Value       Carrying     of Total     of Total  Percent  Percent of
                           Value        Value                      Value                             of Total    Total
-------------------- ------------  ------------- ------------  ------------- ----------- ----------- -------- ------------

1996, Quarter 3      $   3,333.3    $    766.4    $    17.1      $    31.1       80.3%       18.5%      0.4%       0.8%
1996, Quarter 4          2,708.4         752.8           -            29.9       77.5%       21.6%        -        0.9%
1997, Quarter 1          2,504.1         739.4           -            29.4       76.5%       22.6%        -        0.9%
1997, Quarter 2          3,372.2         588.4          2.5           57.0       83.9%       14.6%      0.1%       1.4%
1997, Quarter 3          2,867.6         601.0          6.7           56.4       81.2%       17.0%      0.2%       1.6%
1997, Quarter 4          4,346.3         358.8           -            82.9       90.8%        7.5%        -        1.7%
1998, Quarter 1          4,067.4         501.9         25.7           87.4       86.9%       10.7%      0.5%       1.9%
1998, Quarter 2          4,950.8         46.7          26.3           132.7      96.0%        0.9%      0.5%       2.6%


(1) Carrying value does not include derivative and residual securities, certain other investments which are not debt securities and assets held for securitization.


General and Administrative Expenses

     General and administrative expenses ("G&A expense") consist of expenses incurred in conducting the Company's production activities and managing the investment portfolio, as well as various other corporate expenses. G&A expense increased for the three month period ended June 30, 1998 as compared to the same period in 1997, primarily as a result of continued costs in connection with the build-up of the production infrastructure for the manufacturing housing, commercial lending, and specialty finance businesses.

     The following table summarizes the Company's efficiency and the ratio of G&A expense to average interest- earning assets.

                            Operating Expense Ratios



                            G&A Efficiency         G&A Expense/Average Interest-Earning
                               Ratio (1)                    Assets (Annualized)
-------------------------------------------------------------------------------------------

1996, Quarter 3                  5.67%                             0.43%
1996, Quarter 4                  6.09%                             0.47%
1997, Quarter 1                  6.78%                             0.55%
1997, Quarter 2                  7.11%                             0.53%
1997, Quarter 3                  7.35%                             0.54%
1997, Quarter 4                  7.86%                             0.56%
1998, Quarter 1                  8.67%                             0.66%
1998, Quarter 2                  6.70%                             0.51%

(1)   G&A expense as a percentage of interest income.

Net Income and Return on Equity

     Net income decreased from $18.4 million for the three months ended June 30, 1997 to $15.6 million for the three months ended June 30, 1998. Net income available to common shareholders decreased from $14.7 million to $12.3 million for the same periods, respectively. Return on common equity (excluding the impact of the net unrealized gain on investments available-for-sale) decreased from 18.3% for the three months ended June 30, 1997 to 13.8% for the three months ended June 30, 1998. The decrease in the return on common equity is primarily the result of a decrease in net income available to common shareholders due to an increase in amortization expense (which reduced net interest income) and G&A expense and the issuance of new common shares through the dividend reinvestment program.

                                                 Components of Return on Equity
                                                        ($ in thousands)


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
                  (annualized)   (annualized)   (annualized)      Equity      (annualized)      Equity         Common
                                                               (annualized)                  (annualized)   Shareholders
--------------------------------------------------------------------------------------------------------------------------

1996, Quarter 3       26.5%          1.2%           2.7%           5.9%           2.9%           19.2%     $    14,363
1996, Quarter 4       28.2%          1.9%           4.3%           6.7%           4.6%           19.3%          14,480
1997, Quarter 1       27.8%          1.3%           3.8%           6.7%           4.8%           18.8%          14,623
1997, Quarter 2       28.3%          1.8%           3.5%           7.1%           4.6%           18.3%          14,668
1997, Quarter 3       26.4%          1.6%           6.2%           7.7%           4.5%           18.8%          15,784
1997, Quarter 4       27.1%          2.3%           3.5%           8.1%           4.2%           16.0%          14,103
1998, Quarter 1       22.0%          2.2%           5.9%           9.5%           3.7%           12.5%          11,145
1998, Quarter 2       22.4%          1.9%           5.3%           8.3%           3.7%           13.8%          12,323


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

                                Dividend Summary
                   ($ in thousands, except per share amounts)


                     Estimated Taxable Net                                                                Estimated
                      Income Available to     Estimated Taxable                                           Cumulative
                      Common Shareholders      Net Income Per       Dividend Declared     Dividend      Undistributed
                                                Common Share        Per Common Share    Pay-out Ratio   Taxable Income
-------------------------------------------------------------------------------------------------------------------------

1996, Quarter 3      $        13,973        $        0.341 (1)    $        0.293(1)          86%      $      11,194
1996, Quarter 4               8,831                  0.214 (1)             0.310(1)         145%             5,672
1997, Quarter 1               23,849                 0.572 (1)             0.325(1)          57%             15,854
1997, Quarter 2               12,016                 0.283                 0.335            118%             13,524
1997, Quarter 3               10,531                 0.248                 0.345            139%             9,392
1997, Quarter 4               10,132                 0.228                 0.350            154%             3,949
1998, Quarter 1               21,970                 0.484                 0.300             62%             12,293
1998, Quarter 2               11,339                 0.245                 0.300            122%             9,746

(1)   Adjusted for two-for-one common stock split.

     Taxable income differs from the financial statement net income which is determined in accordance with generally accepted accounting principles ("GAAP"). For the six months ended June 30, 1998, the Company's taxable income per share of $0.73 was higher than the Company's declared dividend per share of $0.60. The majority of the difference was caused by GAAP and tax differences related to the sale of the single family operations in May 1996. For tax purposes, the sale of the single family operations is accounted for on an installment sale basis with annual taxable income of approximately $10 million from 1996 through 2001. Cumulative undistributed taxable income represents timing differences in the amounts earned for tax purposes versus the amounts distributed. Such amounts can be distributed for tax purposes in the subsequent year as a portion of the normal quarterly dividend. Such amounts also include certain estimates of taxable income until such time that the Company files its federal income tax returns for each year.


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


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company has various sources of cash flow upon which it relies for its working capital needs. Sources of cash flow from operations include primarily net interest margin and the return of principal on the investment portfolio. The Company's primary source of borrowings is through the issuance of collateralized bonds. Other borrowings such as repurchase agreements and lines of credit to finance assets held for securitization provide the Company with additional cash flow in the event that it is necessary. Historically, these sources have provided sufficient liquidity for the conduct of the Company's operations.
However, if a significant decline in the market value of the Company's investment portfolio that is funded with recourse debt should occur, or if there is a dislocation in the secondary market such that the Company is unable to securitize assets held for securitization, the Company's available liquidity from these other borrowings may be reduced. As a result of such a reduction in liquidity, the Company may be forced to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

     In order to grow its equity base, the Company may issue additional capital stock. Management strives to issue such additional shares when it believes existing shareholders are likely to benefit from such offerings through higher earnings and dividends per share than as compared to the level of earnings and dividends the Company would likely generate without such offerings. During the six months ended June 30, 1998, the Company issued 329,112 shares of its common stock pursuant to its dividend reinvestment program for net proceeds of $4.0 million.

     The Company borrows funds on a short-term basis to support the accumulation of assets prior to the issuance of collateralized bonds. These borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of the existing collateral declines, and may be due on demand or upon the occurrence of certain events. If borrowing costs are higher than the yields on the assets financed with such funds, the Company's ability to acquire or fund additional assets may be substantially reduced and it may experience losses. These short-term borrowings consist of the Company's lines of credit and repurchase agreements. These borrowings are paid down as the Company securitizes or sells assets.

     A substantial portion of the assets of the Company are pledged to secure indebtedness incurred by the Company. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of the Company in the event of the Company's liquidation, except to the extent that the value of such assets exceeds the amount of the indebtedness they secure.

Non-recourse Debt

     The Company, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund its investment growth. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to the Company. Collateral for collateralized bonds are not subject to margin calls. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At June 30, 1998, the Company has $4.1 billion of collateralized bonds outstanding as compared to $3.6 billion at December 31, 1997.

Recourse Debt

     Secured. At June 30, 1998, the Company had four credit facilities aggregating $800 million to finance loan fundings of which $550 million expires in 1999 and $250 million expires in 2000. One of these facilities includes several sublines aggregating $250 million to serve various purposes, such as commercial loan fundings, working capital, and manufactured housing loan fundings. Unsecured working capital borrowings under this facility are limited to 10% of the aggregate committed amount of the facility. The Company expects these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal. The lines of credit contain certain financial covenants which the Company met as of June 30, 1998. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future. At June 30, 1998, the Company had $450.2 million outstanding under its credit facilities.

     The Company finances a portion of its investments through repurchase agreements generally with thirty day maturities. Repurchase agreements allow the Company to sell investments for cash together with a simultaneous agreement to repurchase the same investments on a specified date for a price which is equal to the original sales price plus an interest component. At June 30, 1998, the Company had outstanding obligations of $798.4 million under such repurchase agreements compared to $889.0 million at December 31, 1997.

     Increases in either short-term interest rates or long-term interest rates could negatively impact the valuation of mortgage securities and may limit the Company's borrowing ability or cause various lenders to initiate margin calls for mortgage securities financed using repurchase agreements. Additionally, certain of the Company's investments are classes of securities rated AA, A, or BBB that are subordinate to other classes from the same series of securities. Such subordinated classes may have less liquidity than securities that are not subordinated and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying mortgage loans. In instances of a downgrade of an insurer or the deterioration of the credit quality of the underlying mortgage collateral, the Company may be required to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses.

     To reduce the Company's exposure to changes in short-term interest rates on its repurchase agreements, the Company may lengthen the duration of its repurchase agreements secured by investments by entering into certain interest rate futures and/or purchased option contracts. As of June 30, 1998, the Company had no such financial futures or option contracts outstanding.

     Unsecured. Since 1994, the Company has issued three series of unsecured notes payable totaling $150 million. The proceeds from these issuances have been used to reduce short-term debt related to financing assets held for securitization during the accumulation period as well as for general corporate purposes. These notes payable have an outstanding balance at June 30, 1998 of $141 million. The Company also has various acquisition notes payable totaling $1.2 million at June 30, 1998. The above note agreements contain certain financial covenants which the Company met as of June 30, 1998. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

     Total recourse debt increased from $1.1 billion for December 31, 1997 to $1.4 billion for June 30, 1998. This increase is primarily a result of the purchase or production of $1.9 billion of loans and investments during the first half of 1998, net of the securitization of $1.7 billion of those investments, which previously were financed through repurchase agreement and notes payable, as collateral for collateralized bonds. Total recourse debt decrease $1.0 billion from $2.4 billion at March 31, 1998 to $1.4 billion at June 30, 1998 as a result of the securitization during May 1998. Total recourse debt should continue to increase during the third quarter of 1998 as the Company anticipates it will finance its third quarter production and purchases through repurchase agreements and notes payable. Recourse debt in the fourth quarter of 1998 should decrease as a result of anticipated securitizations.

                               Total Recourse Debt
                                 ($ in millions)

                                                        Total Recourse Debt to    Fixed Charge Coverage
                               Total Recourse Debt              Equity                    Ratio
----------------------------------------------------------------------------------------------------------

1996, Quarter 3               $         1,750.0                 4.01                       1.53
1996, Quarter 4                         1,299.9                 2.56                       1.72
1997, Quarter 1                         1,450.8                 2.84                       1.89
1997, Quarter 2                         1,802.2                 3.47                       1.73
1997, Quarter 3                         1,862.6                 3.43                       1.86
1997, Quarter 4                         1,145.7                 2.05                       1.76
1998, Quarter 1                         2,438.4                 4.35                       1.71
1998, Quarter 2                         1,404.0                 2.55                       1.47

     Potential immediate sources of liquidity for the Company include cash balances and unused availability on the credit facilities described above. The potential immediate sources of liquidity increased 7% at June 30, 1998 in comparison to March 31, 1998. This increase in potential immediate sources of liquidity was due primarily to the securitization during the second quarter of 1998 which reduced recourse borrowings by approximately $1.0 billion. The Company anticipates that the potential immediate sources of liquidity will decrease during the third quarter as the Company continues to finance its production in the short-term through its credit facilities and repurchase agreements until securitization.

                    Potential Immediate Sources of Liquidity
                                 ($ in millions)

                                                                                       Potential Immediate Sources
                                         Estimated Unused           Potential            of Liquidity as a % of
                       Unrestricted     Borrowing Capacity     Immediate Sources of        Total Recourse Debt
                       Cash Balance                                 Liquidity
--------------------------------------------------------------------------------------------------------------------

1996, Quarter 3      $       9.7      $        118.7         $         128.4                      9.82%
1996, Quarter 4              7.6               131.8                   139.4                     10.74%
1997, Quarter 1              4.4               139.9                   144.3                      9.99%
1997, Quarter 2              2.7                59.7                    62.4                      4.60%
1997, Quarter 3              4.8               164.6                   169.4                      9.14%
1997, Quarter 4              8.1               154.8                   162.9                     14.22%
1998, Quarter 1              7.1                82.5                    89.6                      3.68%
1998, Quarter 2              7.7                88.4                    96.1                      6.84%


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

     Prepayments. Prepayments by borrowers on loans securitized by the Company may have an adverse impact on the Company's financial performance. Prepayments are expected to increase during a declining interest rate or flat yield curve environment. The Company's exposure to rapid prepayments is primarily (i) the faster amortization of premium on the investments and, to the extent applicable, amortization of bond discount, and (ii) the replacement of investments in its portfolio with lower yield securities. At June 30, 1998, the yield curve was still considered flat relative to its normal shape, and as a result, the Company expects continued high levels of prepayment through the third quarter of 1998.

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

                 Not Applicable

Item 3.  Defaults Upon Senior Securities

                 Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of shareholders held on May 19, 1998, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, the following matters were voted upon by shareholders.

     1. The election of five directors for a term expiring in 1999:

                      J. Sidney Davenport
                      Richard C. Leone
                      Thomas H. Potts
                      Paul S. Reid
                      Donald B. Vaden

     2. Approval of an amendment to the Company's Articles of Incorporation to delete paragraph (7) of Article VI in its entirety and substituting therefor:
"(7) Application of Article. Nothing contained in this Article or in any other provision hereof shall limit the authority of the Board of Directors to take any and all other action as it in its sole discretion deems necessary or advisable to protect the Corporation and the interests of its shareholders by maintaining the Corporation's eligibility to be, and preserving the Corporation's status as, a qualified real estate investment trust under the Code; provided, however, that nothing in this Article VI or elsewhere in these Articles shall preclude settlement of any transaction entered into or through the facilities of the New York Stock Exchange or any other exchange on which the Corporation's common shares may be listed from time to time."

Item 5.  Other Information

     On June 30, 1998, the Company elected Barry S. Shein to the Board of Directors. The election of Mr. Shein increases the number of board members from five to six, five of whom are outside directors.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

     None

         (b)  Reports on Form 8-K

     Current Report on Form 8-K as filed with the Commission on July 29, 1998, relating to the change in the Registrant's Accountant.

     Current Report on Form 8-K/A as filed with the Commission on August 11, 1998, relating to the change in the Registrant's Accountant.






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

      Dated:  August 14, 1998