Form 10-Q
period 1998-09-30
DYNEX CAPITAL INC
filed 1998-11-16
CIK 826675

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange  Act  of 1934

                    For the quarter ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No


On October 31, 1998, the registrant had 45,953,565 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.

                               DYNEX CAPITAL, INC.
                                    FORM 10-Q

                                      INDEX



                                                                                              PAGE

PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at September 30, 1998 and
                  December 31, 1997..............................................................3

                  Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997..............................................4

                  Consolidated Statement of Shareholders' Equity for
                  the nine months ended September 30, 1998.......................................5

                  Consolidated Statements of Cash Flows for
                  the nine months ended September 30, 1998 and 1997..............................6

                  Notes to Unaudited Consolidated Financial Statements...........................7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................................14


PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings ............................................................38

         Item 2.  Changes in Securities and Use of Proceeds.....................................38

         Item 3.  Defaults Upon Senior Securities...............................................38

         Item 4.  Submission of Matters to a Vote of Security Holders...........................38

         Item 5.  Other Information.............................................................38

         Item 6.  Exhibits and Reports on Form 8-K..............................................38


         SIGNATURES.............................................................................39

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)


                                                                           September 30,           December 31,
  ASSETS                                                                        1998                   1997
                                                                          ------------------     ----------------

  Investments:
    Collateral for collateralized bonds                                    $     4,351,122        $     4,375,561
    Mortgage securities                                                            215,165                513,750
    Other investments                                                              252,813                214,120
    Assets held for securitization                                                 786,873                235,023
                                                                          ------------------     ----------------
                                                                                 5,605,973              5,338,454

  Cash                                                                              17,545                 18,329
  Accrued interest receivable                                                        7,205                  5,628
  Other assets                                                                      39,166                 15,761
                                                                          ------------------     ----------------
                                                                           $     5,669,889        $     5,378,172
                                                                          ==================     ================

  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
  Non-recourse debt                                                        $     3,500,057        $     3,632,079
  Recourse debt:
    Secured by collateralized bonds retained                                       579,204                494,493
    Secured by investments                                                         910,850                510,491
    Unsecured                                                                      140,499                140,711
                                                                          ------------------     ------------------
                                                                                 5,130,610              4,777,774

  Accrued interest payable                                                           6,680                  7,240
  Accrued expenses and other liabilities                                            14,374                 12,756
  Dividends payable                                                                 14,716                 19,493
                                                                          ------------------     ------------------

                                                                                 5,166,380              4,817,263
                                                                          ------------------     ------------------

  SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share,
     50,000,000 shares authorized:
        9.75% Cumulative Convertible Series A,
          1,309,061 and 1,397,511 issued and outstanding, respectively              29,900                 31,920
        9.55% Cumulative Convertible Series B,
          1,912,434 and 1,957,490 issued and outstanding, respectively              44,767                 45,822
        9.73% Cumulative Convertible Series C,
          1,840,000 and 1,840,000 issued and outstanding, respectively              52,740                 52,740
  Common stock,  par value $.01 per share,
    100,000,000 shares authorized,
    45,953,565 and 45,146,242 issued and outstanding, respectively                     460                    451
  Additional paid-in capital                                                       351,850                342,570
  Accumulated other comprehensive income                                            27,974                 79,441
  (Accumulated deficit) retained earnings                                          (4,182)                  7,965
                                                                          ------------------     ------------------
                                                                                   503,509                560,909
                                                                          ------------------     ------------------

                                                                           $     5,669,889        $     5,378,172
                                                                          ==================     ==================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)


                                                          Three Months Ended                      Nine Months Ended
                                                            September 30,                           September 30,
                                                  -----------------------------------     -----------------------------------
                                                       1998                1997                1998                1997
                                                  ---------------     ---------------     ---------------     ---------------

Interest income:
   Collateral for collateralized bonds              $    83,342        $    56,817         $   229,052         $   150,712
   Mortgage securities                                    4,237             18,559              34,184              59,609
   Other investments                                      5,596              3,626              16,132               9,151
   Assets held for securitization                        11,333              8,479              34,485              26,148
                                                  ---------------     ---------------     ---------------     ---------------
                                                        104,508             87,481             313,853             245,620

Interest and related expense:
   Non-recourse debt                                     62,444             42,156             177,808             109,102
   Recourse debt                                         23,605             22,606              76,870              68,359
   Other                                                    633                519               1,699               1,490
                                                  ---------------     ---------------     ---------------     ---------------
                                                         86,682             65,281             256,377             178,951

Net interest margin before provision for losses          17,826             22,200              57,476              66,669
Provision for losses                                     (2,318)            (1,378)             (5,999)             (3,793)
                                                  ---------------     ---------------     ---------------     ---------------
Net interest margin                                      15,508             20,822              51,477              62,876

(Loss) gain on sale of investments and trading
   activities                                            (1,712)             3,590               6,518               8,278
Other income                                                958              1,532               2,750               2,473
General and administrative expenses                      (8,269)            (6,432)            (24,229)            (17,421)
                                                  ---------------     ---------------     ---------------     ---------------
Net income                                                6,485             19,512              36,516              56,206
Dividends on preferred stock                             (3,228)            (3,728)             (9,791)            (11,131)
                                                  ===============     ===============     ===============     ===============

Net income available to common shareholders         $     3,257        $    15,784         $    26,725         $    45,075
                                                  ===============     ===============     ===============     ===============

Net income per common share:
   Basic                                            $     0.07         $      0.36         $      0.59         $      1.06
                                                  ===============     ===============     ===============     ===============
   Diluted                                          $     0.07         $      0.36         $      0.59         $      1.05
                                                  ===============     ===============     ===============     ===============

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the nine months ended September 30, 1998
(amounts in thousands except share data)




                                                                                       Accumulated       Retained
                                                                       Additional         Other          Earnings
                                              Preferred      Common      Paid-in      Comprehensive    (Accumulated
                                                Stock        Stock       Capital         Income           Deficit)       Total
                                              ----------- ----------- ------------- ----------------- --------------- ------------


Balance at December 31, 1997                   $ 130,482     $   451    $  342,570      $  79,441      $   7,965       $ 560,909

Comprehensive income:
   Net income - nine months ended
     September 30, 1998                                -           -             -              -         36,516          36,516
   Change in net unrealized gain on
     investments classified as
     available-for-sale during the period              -            -           -         (51,467)             -         (51,467)
                                              ------------ ----------- ------------- ---------------- --------------- ------------
Total comprehensive income                             -           -             -        (51,467)        36,516         (14,951)

Issuance of common stock                               -           7         7,120              -              -           7,127
Conversion of preferred stock                     (3,075)          3         3,072              -              -               -
Repurchase of common stock                             -          (1)         (912)             -              -            (913)
Dividends on common stock
   at $0.85 per share                                  -           -             -              -        (38,872)        (38,872)
Dividends on preferred stock                           -           -             -              -         (9,791)         (9,791)
                                              ------------ ----------- ------------- ---------------- --------------- ------------

Balance at September 30, 1998                  $ 127,407     $   460    $  351,850      $  27,974       $ (4,182)     $ 503,509
                                              ============ =========== ============= ================ =============== ============

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended
                                                                       ----------------------------------------
(amounts in thousands)                                                                September 30,
                                                                             1998                   1997
                                                                       ------------------     -----------------

Operating activities:
   Net income                                                             $    36,516           $    56,206
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for losses                                                     5,999                 3,793
       Gain on sale of investments and trading activities                      (6,518)               (8,278)
       Amortization and depreciation                                           34,845                17,956
       Net increase in accrued interest, other assets and other               (19,942)               22,259
         liabilities
                                                                       ------------------     ------------------
          Net cash provided by operating activities                            50,900                91,936
                                                                       ------------------     ------------------

 Investing activities:
   Collateral for collateralized bonds:
     Fundings of investments subsequently securitized                      (1,377,279)             (931,666)
     Principal payments on collateral                                       1,619,048               635,606
     Increase (decrease) in accrued interest receivable                           727                (1,753)
     Net (increase) decrease in funds held by trustee                          (1,031)                  782
   Net increase in assets held for securitization                            (552,845)             (555,605)
   Purchase of other investments                                             (164,013)              (89,934)
   Payments on other investments                                               16,697                11,908
   Proceeds from sale of other investments                                     49,063                 7,106
   Purchase of mortgage securities                                           (425,236)             (886,265)
   Payments on mortgage securities                                            103,755                48,134
   Proceeds from sales of mortgage securities                                 319,000               847,339
   Proceeds from sale of single family operations                               9,500                 9,500
   Capital expenditures                                                        (2,156)               (2,614)
                                                                       ------------------     ------------------
        Net cash used for investing activities                               (404,770)             (907,462)
                                                                       ------------------     ------------------

 Financing activities:
   Collateralized bonds:
     Proceeds from issuance of bonds                                        1,501,573               907,688
     Principal payments on bonds                                           (1,584,491)             (631,010)
     Decrease in accrued interest payable                                        (971)                 (399)
   Proceeds from issuance of senior notes                                           -                98,334
   Proceeds from recourse debt borrowings, net                                484,234               461,526
   Net proceeds from issuance of common stock                                   7,127                27,958
   Repurchase of common stock                                                    (913)                    -
   Dividends paid                                                             (53,473)              (51,640)
                                                                       ------------------     ------------------
        Net cash provided by financing activities                             353,086               812,457
                                                                       ------------------     ------------------

 Net decrease in cash                                                            (784)               (3,069)
 Cash at beginning of year                                                     18,329                11,396
                                                                       ==================     ==================
 Cash at end of year                                                      $    17,545           $     8,327
                                                                       ==================     ==================

 Cash paid for interest                                                   $   248,062           $   161,917
                                                                       ==================     ==================

 Supplemental disclosure of non-cash activities:
      Mortgage securities owned subsequently securitized                  $   257,959           $    92,775
                                                                       ==================     ==================
                                                                       ==================     ==================

      Other investments owned subsequently securitized                    $    37,221           $         -
                                                                       ==================     ==================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998
(amounts in thousands except share data)

NOTE 1--BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Dynex Capital, Inc., its wholly-owned subsidiaries, and certain other entities. As used herein, the "Company" refers to Dynex Capital, Inc. ("Dynex") and each of the entities that is consolidated with Dynex for financial reporting purposes. A portion of the Company's operations are operated by taxable corporations that are consolidated with Dynex for financial reporting purposes, but are not consolidated for income tax purposes. For these taxable corporations, Dynex owns all of the outstanding preferred stock representing 99% of the economic interest in the companies. The common stock is owned by certain members of management. All significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The Consolidated
Balance Sheets at September 30, 1998 and December 31, 1997, the Consolidated Statements of Operations for the three and nine months ended September 30, 1998 and 1997, the Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 1998, the Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 and related notes to consolidated financial statements are unaudited. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1997.

     Certain amounts for 1997 have been reclassified to conform with the presentation for 1998.

NOTE 2--EARNINGS PER SHARE

     Earnings per share ("EPS") as shown on the consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997 is presented on both a basic and diluted EPS basis. Diluted EPS assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights ("SARs"), using the treasury stock method but only if these items are dilutive. As a result of the two-for-one split of the Company's common stock in May 1997, the preferred stock is convertible into two shares of common stock for one share of preferred stock.

     The following table reconciles the numerator and denominator for both the basic and diluted EPS for the three and nine months ended September 30, 1998 and 1997.

                                          Three Months Ended September 30,                     Nine Months Ended September 30,
                                   ------------------------------------------------  ----------------------------------------------
                                           1998                      1997                      1998                      1997
                                   ----------------------    ----------------------  --------------------- -- ---------------------
                                                Weighted                  Weighted               Weighted                Weighted
                                                 Average                   Average                Average                 Average
                                                Number of                 Number of              Number of               Number of
                                    Income       Shares       Income       Shares     Income      Shares       Income     Shares
                                   -------     ----------    --------    ----------  --------    ---------    --------  ----------

Net income                         $ 6,485                    $19,512                 $36,516                  $56,206
Less: Dividends paid on
  preferred stock                   (3,228)                    (3,728)                 (9,791)                 (11,131)
                                   --------    ----------    --------    ----------  --------    ----------   --------  ----------
       Basic                         3,257     45,881,571      15,784    43,384,088    26,725    45,660,570     45,075  42,500,106

Effect of dividends and additional
   shares of preferred stock:
     Series A                           -              -        1,006     2,935,041         -            -       2,973   2,991,768
     Series B                           -              -        1,379     4,073,065         -            -       4,130   4,198,574
                                   =======     ==========    ========    ==========  ========    ==========   ========  ==========
       Diluted                     $ 3,257     45,881,571     $18,169    50,392,194  $ 26,725    45,660,570    $52,178  49,690,448
                                   =======     ==========    ========    ==========  ========    ==========   ========  ==========

Basic EPS                                      $     0.07                $     0.36              $     0.59             $     1.06
                                               ==========                ==========              ==========             ==========

Diluted EPS                                    $     0.07                $     0.36              $     0.59             $     1.05
                                               ==========                ==========              ==========             ==========

Reconciliation of anti-dilutive
   shares:
   Dividends and additional shares
     of preferred stock:
       Series A                    $   766      2,618,122     $     -             -   $ 2,345     2,651,716    $     -           -
       Series B                      1,119      3,824,868           -             -     3,417     3,841,258          -           -
       Series C                      1,343      3,680,000       1,343     3,678,804     4,030     3,680,000      4,029   3,680,000
   Expense and incremental
     shares of stock
     appreciation rights               117        140,936         504       195,293       717       140,936      1,516     195,293
                                   -------    -----------    --------    ----------   --------   ----------    -------- ----------
                                   $ 3,345     10,263,926    $  1,847     3,874,097   $ 10,509   10,313,910    $ 5,545   3,875,293
                                   =======    ===========    ========    ==========   ========   ==========    ======== ==========


NOTE 3--COLLATERAL FOR COLLATERALIZED BONDS, MORTGAGE SECURITIES AND OTHER INVESTMENTS

     The following table summarizes the Company's amortized cost basis and fair value of collateral for collateralized bonds, mortgage securities and other investments classified as available-for-sale at September 30, 1998 and December 31, 1997, and the related average effective interest rates (calculated excluding unrealized gains and losses) for the month ended September 30, 1998 and December 31, 1997:


                                                  September 30, 1998                         December 31, 1997
------------------------------------------ ---------------------------------------   ----------------------------------
                                                                Effective                                   Effective
                                                                 Interest                                    Interest
                                             Fair Value            Rate                Fair Value              Rate
------------------------------------------ ------------------ -------------------    ------------------   -------------
Collateral for collateralized bonds:
  Amortized cost                            $  4,315,522             7.6%            $  4,317,945              7.5%
  Allowance for losses                           (18,488)                                 (24,811)
                                           ------------------ -------------------    ------------------   -------------
  Amortized cost, net                          4,297,034                                4,293,134
  Gross unrealized gains                          74,999                                   94,825
  Gross unrealized losses                        (20,911)                                 (12,398)
                                           ------------------ -------------------    ------------------   --------------
                                            $  4,351,122                             $  4,375,561
                                           ------------------ -------------------    ------------------   --------------

Mortgage securities:
  Adjustable-rate mortgage securities       $     66,306             6.0%            $    403,117              7.7%
  Fixed-rate mortgage securities                 105,017             6.9%                  21,463              9.1%
  Derivative and residual securities              73,019             1.0%                  97,848             16.3%
                                           ------------------ -------------------    ------------------   --------------
                                                 244,342                                  522,428
  Allowance for losses                            (2,717)                                  (5,692)
                                           ------------------ -------------------    ------------------   --------------
        Amortized cost, net                      241,625                                  516,736
   Gross unrealized gains                          2,084                                   18,144
   Gross unrealized losses                       (28,544)                                 (21,130)
                                           ------------------ -------------------    ------------------   --------------
                                            $    215,165                               $  513,750
                                           ------------------ -------------------    ------------------   --------------

Other investments: (1)
      Amortized cost                        $     28,389             7.2%            $          -
   Gross unrealized gains                            346                                        -
   Gross unrealized losses                             -                                        -
                                           ------------------ -------------------    ------------------   --------------
                                            $     28,735                             $          -
                                           ------------------ -------------------    ------------------   --------------

(1)  Excludes $224,077 and $214,120 of other investments at amortized cost at September 30, 1998 and December 31, 1997, respectively, which are not classified as debt securities according to Statement of Financial Accounting Standard No. 115
"Accounting for Certain Investments in Debt and Equity Securities" and as such are not included in this table.


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

     During the nine months ended September 30, 1998, the Company securitized $1.7 billion of collateral, through the issuance of one series of collateralized bonds. The collateral securitized was primarily single-family mortgage loans and manufactured housing loans. The securitization was accounted for as part financing and part sale of the underlying collateral pursuant to Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125"). Under FAS No. 125, if an entity retains a call provision on the bonds in excess of a "clean-up" call, usually defined as 10% of the initial principal amount of the bond, the entity is precluded from accounting for the securitization of the collateral and the issuance of the bonds as a sale. The call provision is considered individually for each bond issued. On all but one class of bonds issued in this securitzation, the Company retained call rights which are substantially in excess of a clean-up call. For the one class of bonds with an original principal amount totaling $55,007, the Company retained only a clean-up call provision of 10%. The Company therefore treated the issuance of this class as a sale and recognized a gain of $7,534 in connection with the sale of that class of bonds. The issuance of the remaining classes of bonds was considered a financing transaction.

     Mortgage securities with an aggregate principal balance of $274,169 were sold during the nine months ended September 30, 1998 for an aggregate gain of $1,020. The specific identification method is used to calculate the basis of mortgage securities sold. Gain on sale of investments and trading activities also includes realized net gains of $4,705 on various trading positions closed during the nine months ended September 30, 1998. At September 30, 1998, the Company had a covered written option for treasury futures with a notional value of $800 million. Such position had a net mark-to-market loss of $6,681 based upon quotes obtained from third party dealers, which was included in the statement of operations for the three and nine months ended September 30, 1998 in the financial statement line item (loss)gain on sale of investments and trading activities.

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

NOTE 4 - RECOURSE DEBT

     The Company utilizes repurchase agreements, notes payable and warehouse credit facilities (together, "Recourse Debt") to finance certain of its investments. The following table summarizes the Company's recourse debt outstanding at September 30, 1998 and December 31, 1997:


-------------------------------------------------------------------------------------------
                                                        September 30,         December 30,
                                                            1998                  1997
-------------------------------------------------------------------------------------------

Recourse debt secured by:
  Collateralized bonds                                 $    579,204          $    494,493
  Mortgage securities                                       159,241               394,551
  Other investments                                         178,156                60,983
  Assets held for securitization                            547,217                51,423
  Other assets                                               26,236                 3,534
                                                      ----------------      ---------------
                                                          1,490,054             1,004,984
Unsecured debt:
  7.875% senior notes                                        98,627                98,380
  Series B 10.03% senior notes                               34,848                34,795
  Series A 9.56% senior notes                                 5,960                 5,932
  Acquisition notes due 1999-2001                             1,064                 1,604
-------------------------------------------------------------------------------------------
                                                       $  1,630,553          $  1,145,695
-------------------------------------------------------------------------------------------


     Of the  $1,490,054 of secured  recourse debt  outstanding  at September 30,
1998,  $791,626  was  outstanding  under  repurchase   agreements  and  $698,428
represented amounts outstanding under committed credit facilities.

NOTE 5 - ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The impact of adopting FAS No. 133 has not yet been determined.

     In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("FAS No. 134"). FAS No. 134 requires that after the securitization of mortgage loans held for sale that meets all of the criteria of FAS No. 125 and is accounted for as a sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. FAS No. 134 is effective for fiscal quarters beginning after December 15, 1998. The Company does not expect FAS No. 134 to have a material impact on the financial statements as the Company typically accounts for securitization of assets as secured financing transactions.

NOTE 6--DERIVATIVE FINANCIAL INSTRUMENTS

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

     For Interest Rate Agreements designated as hedge instruments, the Company evaluates the effectiveness of these hedges periodically against the financial instrument being hedged under various interest rate scenarios. The revenues and costs associated with interest rate swap agreements are recorded as adjustments to interest income or expense on the asset or liability being hedged. For interest rate cap agreements, the amortization of the cost of the agreements is recorded as a reduction in the net interest income on the related investment. The unamortized cost is included in the carrying amount of the related investment. Revenues or cost associated with futures and option contracts are recognized in income or expense in a manner consistent with the accounting for the asset or liability being hedged. Amounts payable to or receivable from counterparties are included in the financial statement line of the item being hedged. Interest Rate Agreements that are hedge instruments and hedge an asset which is carried at its fair value are also carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. Interest Rate Agreements that are hedge instruments and hedge an available for sale investment which is carried at its fair value are also carried at fair value, with the unrealized gains and losses reported as a separate component of shareholders' equity.

     As a part of the Company's interest rate risk management process, the Company may be required periodically to terminate hedge instruments. Any realized gain or loss resulting from the termination of a hedge is amortized into income or expense of the corresponding hedged instrument over the remaining period of the original hedge or hedged instrument as a yield adjustment.

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

     For Interest Rate Agreements entered into for trading purposes, realized and unrealized changes in fair value of these instruments are recognized in the consolidated statements of operations as trading activities in the period in which the changes occur or when such trade instruments are settled. Amounts payable to or receivable from counterparties, if any, are included on the consolidated balance sheets in accrued expenses and other liabilities.


NOTE 7 - EMPLOYEE BENEFITS

     During the nine months ended September 30, 1998, 24,000 SARs under the Employee Incentive Plan were exercised for a total value of $322. During the same period, an aggregate 220,795 additional SARs under the Employee and Board Incentive Plans were granted at a strike price of $11.75. The total SARs remaining to be exercised was 884,435 at September 30, 1998. The Company expensed $717 related to the Employee and Board Incentive Plans during the nine months ended September 30, 1998.


NOTE 8 -- COMMITTMENTS

     On June 10, 1998, the Company entered into a funding agreement with AutoBond Acceptance Corporation ("AutoBond") whereby the Company will provide AutoBond with limited funding over a one year period to finance its retail installment contracts up to $25 million per month. AutoBond is a specialty consumer finance company that underwrites, acquires, services and securitizes retail installment contracts originated by automobile dealers to borrowers that are credit impaired. The common stock of AutoBond trades on the American Stock Exchange under the symbol "ABD". In exchange, the Company, through a taxable affiliate, received an option to purchase 5.5 million shares of common stock of AutoBond held by the three principal shareholders of AutoBond, for a price of $6.00 per share. The Company also purchased from AutoBond a $3.0 million senior note convertible into 500,000 shares of AutoBond's common stock.

NOTE 9 -- OTHER MATTERS

     During the nine months ended September 30, 1998, the Company issued 622,768 shares of its common stock pursuant to its dividend reinvestment program for net proceeds of $7,127.

     The Company repurchased 88,458 shares of its common stock outstanding at an aggregate purchase price of $912, or $10.27 per share, during the nine months ended September 30, 1998. The Company is authorized to repurchase up to one million shares of its common stock.

     During the nine months ended September 30, 1998, 88,450 shares of Series A, 45,056 shares of Series B and no shares of Series C Preferred Stock converted into 267,012 shares of common stock.

NOTE 10 - SUBSEQUENT EVENTS

     During October, the Company sold various mortgage securities for an aggregate loss of $5,008.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Dynex Capital, Inc. (the "Company") is a financial services company electing to be treated as a real estate investment trust. The Company originates primarily mortgage loans secured by multifamily and commercial properties and loans secured by manufactured homes. The Company will generally securitize the loans funded as collateral for collateralized bonds, thereby limiting its credit and liquidity risk and providing long-term financing for its investment portfolio.

                               FINANCIAL CONDITION

                                                     September 30,           December 31,
(amounts in thousands except per share data)             1998                    1997
-------------------------------------------------------------------------------------------

Investments:
   Collateral for collateralized bonds              $   4,351,122           $   4,375,561
   Mortgage securities                                    215,165                 513,750
   Other investments                                      252,813                 214,120
   Assets held for securitization                         786,873                 235,023

Non-recourse debt - collateralized bonds                3,500,057               3,632,079
Recourse debt                                           1,630,553               1,145,695

Shareholders' equity                                      503,509                 560,909

Book value per common share                                  8.18                   9.53


     Collateral for collateralized bonds Collateral for collateralized bonds consists primarily of securities backed by single-family adjustable-rate and fixed-rate mortgage loans, manufactured housing loans and commercial mortgage loans. As of September 30, 1998, the Company had 33 series of collateralized bonds outstanding. Compared to December 31, 1997, the collateral for collateralized bonds remained essentially unchanged at $4.4 billion at September 30, 1998. During the first nine months of 1998, the Company added $1.7 billion of collateral, primarily securities backed by single-family mortgage loans, related to the issuance of one series of collateralized bonds which was offset by the pay downs on all collateral of $1.6 million.

     Mortgage securities Mortgage securities consist primarily of adjustable-rate and fixed-rate mortgage-backed securities. Mortgage securities also include derivative and residual securities. Derivative securities are classes of collateralized bonds, mortgage pass-through certificates or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses. Mortgage securities at September 30, 1998 decreased to $215.2 million compared to $513.8 million at December 31, 1997. This decrease of $298.6 million was primarily the result of the Company pledging $710.1 million of mortgage securities as part of the $1.7 billion collateral for collateralized bonds issued during the second quarter of 1998. In addition, the Company sold $71.4 million of mortgage securities and received $103.8 million in pay downs during the nine months ended September 30, 1998. These decreases were partially offset by new securities acquired in the amount of $877.3 million resulting from the Company's exercise of its call rights on $452.1 million of mortgage securities and purchasing $425.2 million of mortgage securities in the open market during the same period.

     Other investments Other investments consists primarily of single family model homes leased to home builders, corporate bonds, a note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996 and property tax receivables. Other investments increased from $214.1 million at December 31, 1997 to $252.8 million at September 30, 1998. This increase of $38.7 million is primarily the result of additional purchases or financing of $105.3 million of model homes during the nine months ended September 30, 1998. In addition, the Company purchased $25.0 million of corporate bonds and $33.1 million of property tax receivables during the nine months ended September 30, 1998. These increases were partially offset during the same period by the sale of $48.5 million in model homes and the receipt of the $9.5 million annual principal payment on the note receivable from the 1996 sale of the single family mortgage operations. In addition, the Company securitized $52.7 million of property tax receivables through collateralized bonds issued during the nine months ended September 30, 1998.

     Assets held for securitization Assets held for securitization increased from $235.0 million at December 31, 1997 to $786.9 million at September 30, 1998. This increase was due to new loan fundings from the Company's production operations totaling $728.5 million and bulk purchases of single family loans totaling $562.0 million during the nine months ended September 30, 1998. In addition, as part of its agreement with AutoBond Acceptance Corporation the Company funded $100.3 million of funding notes secured by automobile installment contracts during the nine months ended September 30, 1998. These increases were partially offset by the securitization of $922.1 million of assets held for securitization as collateral for collateralized bonds in the second quarter.

     Non-recourse debt Collateralized bonds issued by the Company are recourse only to the assets pledged as collateral, and are otherwise non-recourse to the Company. Collateralized bonds decreased to $3.5 billion at September 30, 1998 from $3.6 billion at December 31, 1997 primarily as a result of the issuance of $1.6 billion of collateralized bonds during the second quarter of 1998 offset by the pay downs on the bonds totaling $1.6 billion. The series of collateralized bonds issued during the second quarter of 1998 was collateralized by securities secured primarily by single family mortgage loans, manufactured housing loans and property tax receivables.

     Recourse debt Recourse debt increased to $1.6 billion at September 30, 1998 from $1.1 billion at December 31, 1997. This increase was primarily due to the addition of $115.2 million of repurchase agreements secured by collateralized bonds retained by the Company from the $1.7 billion securitization in May 1998 and the addition of $582.5 million of notes payable as a result of additional assets funded during the nine months ended September 30, 1998. These increases were partially offset by a $182.1 million reduction in repurchase agreements due to the securitization of $258.0 million mortgage securities as collateral for collateralized bonds during the second quarter of 1998 which were previously financed by repurchase agreements.

     Shareholders' equity Shareholders' equity decreased to $503.5 million at September 30, 1998 from $560.9 million at December 31, 1997. This decrease was primarily the result of a $51.4 million decrease in the net unrealized gain on investments available-for-sale from $79.4 million at December 31, 1997 to $28.0 at September 30, 1998. Also, the Company repurchased 88,458 of its common shares at an aggregate purchase price of $0.9 million during the nine months ended September 30, 1998. These decreases were partially offset by $7.1 million of common stock proceeds received through the dividend reinvestment plan during the same period.

                               Production Activity
                                ($ in thousands)


                                                              Three Months Ended                     Nine Months Ended
                                                                September 30,                         September 30,
                                                     ------------------------------------  ------------------------------------
                                                           1998              1997                1998               1997
                                                     ------------------------------------  ------------------------------------

Commercial (1)                                       $  152,996         $    96,356          $   521,291       $   147,376
 Manufactured housing                                   146,693              97,067              366,925           195,007
 Specialty finance                                       73,537              35,690              142,827            94,349
                                                     ------------------------------------  ------------------------------------
   Total fundings through direct production             373,226             229,113            1,031,043           436,732
 Secured funding notes (2)                               62,044                   -              100,310                 -
 Mortgage securities acquired through calls                   -               4,799              497,276            52,798
 Single family fundings through bulk purchases                -             294,332              562,045         1,095,327
                                                     ------------------------------------  ------------------------------------
   Total fundings                                    $  435,270         $   528,244          $ 2,190,674       $ 1,584,857
                                                     ------------------------------------  ------------------------------------

(1) Included in commercial fundings were $45.8 million and $155.8 million of construction loans closed during the three and nine months ended September 30, 1998. Only the draw amount for these loans of $31.9 million is included in the balance of the assets held for securitization at September 30, 1998.
(2)  Secured by automobile installment contracts.

     Total loan production for the first nine months of 1998 totaled $2.3 billion compared to $1.6 billion for the same period in 1997. The increase in loan production was due primarily to the increased origination volume of both commercial and manufactured housing loans during 1998 as well as the addition of fundings as part of the Company's agreement with AutoBond Acceptance
Corporation. These increased volumes were partially offset by fewer bulk purchases during the first nine months of 1998 compared to the same period in 1997.

     The Company issues commitments to fund commercial loans up to 24 months forward. As of September 30, 1998, the Company had $817.4 million of such commitments outstanding.



                              RESULTS OF OPERATIONS

                                                              Three Months Ended                 Nine Months Ended
                                                                September 30,                      September 30,
                                                      ----------------------------------------------------------------------
(amounts in thousands except per share information)        1998               1997            1998                1997
                                                      ----------------------------------------------------------------------

Net interest margin                                     $    15,508       $     20,822    $    51,477        $    62,876
Gain (loss) on sale of investments and trading
   activities                                                (1,712)             3,590          6,518              8,278
General and administrative expenses                           8,269              6,432         24,229             17,421
Net income                                                    6,485             19,512         36,516             56,206
Basic net income per common share (1)                          0.07               0.36           0.59               1.06
Diluted net income per common share (1)                        0.07               0.36           0.59               1.05

  Dividends declared per share:
     Common (1)                                         $     0.250      $       0.345   $      0.850       $      1.005
     Series A and B Preferred                                 0.600              0.690          1.800              2.010
     Series C Preferred                                       0.730              0.730          2.190              2.190

(1)  Adjusted for two-for-one common stock split effective May 5, 1997.


     Three and Nine Months Ended September 30, 1998 Compared to Three and Nine Months Ended September 30, 1997. Net income for the three and nine months ended September 30, 1998 was $6.5 million and $36.5 million, respectively compared to $19.5 million and $56.2 million, respectively for the three and nine months ended September 30, 1997. The decrease in the Company's earnings during the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997 was primarily the result of a decrease in the net interest margin and an increase in general and administrative expenses.

     Net interest margin for the nine months ended September 30, 1998 decreased to $51.5 million, or 18% below the $62.9 million for the same period for 1997. Net interest margin for the three months ended September 30, 1998 decreased to $15.5 million, or 26% below the $20.8 million for the same period in 1997. These decreases were primarily the result of a $1.5 million and $9.2 million increase in premium amortization expense during the three and nine months ended September 30, 1998, respectively compared to the same periods in 1997. The increase in premium amortization resulted from a higher rate of prepayments in the investment portfolio during the first nine months of 1998 than during the same period in 1997. In addition, the net interest spread on the Company's investment portfolio decreased to 1.21% for the nine months ended September 30, 1998 from 1.55% for the same period in 1997. The net interest spread for the three months ended September 30, 1998 was 1.18% compared to 1.39% for the same period in 1997. The decrease in net interest spread for both the three and nine months ended September 30, 1998 relative to the same periods in 1997 is also primarily the result of higher premium amortization as a result of the increase in principal prepayments as well as the decrease in spreads between the indices on which the Company's interest-earning assets (primarily six month LIBOR and constant-maturity treasuries) and interest-bearing liabilities (primarily one month LIBOR) are based.

     The gain on sale of investments and trading activities for the nine months ended September 30, 1998 decreased to $6.5 million, as compared to $8.3 million for the nine months ended September 30, 1997. The decrease is primarily the result of net losses recognized of $2.2 million on trading positions entered into during the nine months ended September 30, 1998. These net losses were offset by sales of mortgage securities and collateralized bonds with an aggregate principal balance of $274.2 million during the nine months ended September 30, 1998, for an aggregate net gain of $8.6 million.

     General and administrative expenses were $8.3 million for the three months ended September 30, 1998 compared to $6.4 million for the same period in 1997. This represents an increase of 29% in 1998. General and administrative expenses also increased $6.8 million, or 39%, to $24.2 million for the nine months ended September 30, 1998 as compared to the same period for 1997. The increase in general and administrative expenses is the result of the continued growth in the Company's production operations, both in the Company's manufactured housing and commercial lending business.

     The following table summarizes the average balances of the Company's interest-earning assets and their average effective yields, along with the Company's average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                  Average Balances and Effective Interest Rates

                                         Three Months Ended September 30,             Nine Months Ended September 30,
                                    -------------------------------------------- --------------------------------------------
                                           1998                   1997                  1998                  1997
                                    -------------------------------------------- --------------------------------------------
                                     Average    Effective   Average   Effective   Average    Effective   Average   Effective
                                     Balance      Rate      Balance     Rate      Balance       Rate     Balance     Rate
                                    ---------- ---------- ----------  ---------  ----------  --------- ----------  ---------

Interest-earning assets: (1)
   Collateral for collateralized    $4,451,878   7.49%    $3,095,660     7.34%   $4,123,594     7.41%  $2,656,256      7.57%
   bonds (2) (3)
   Mortgage securities                 346,541     6.23    1,173,634     8.05      599,470      7.86    1,113,995      8.30
   Other investments                   221,350    10.15      138,725    10.41      216,375      9.98      120,829     10.03
   Assets held for securitization      558,557     8.12      398,507     8.66      566,689      8.11      427,401      8.20
                                    ----------- --------- ----------  ---------  -----------  -------- ----------   --------

     Total interest-earning assets  $5,578,326     7.58%   $4,806,526    7.71%   $5,506,128     7.63%  $4,318,481      7.89%
                                    =========== ========= ============ ========  ===========  ======== ===========  ========

Interest-bearing liabilities:
   Non-recourse debt -              $3,824,633     6.43%   $2,513,151    6.56%   $3,564,497     6.53%  $2,140,170      6.61%
   collateralized bonds (3)
   Recourse debt - collateralized      593,252     5.85       434,551    5.93       545,804     5.88      389,648      5.85
   bonds retained
                                    ----------- --------- ------------ --------  -----------  -------- -----------  ---------
                                     4,417,885     6.37     2,947,702    6.46     4,110,301      6.45   2,529,818      6.49
   Recourse debt secured by
   investments:
     Mortgage securities               246,536     5.80     1,043,203    5.63       450,374      5.80     962,531      5.78
     Other investments                 157,750     6.92        20,108    8.20       126,769      7.13      25,183      7.80
     Assets held for securitization    427,151     5.71       231,072    5.96       412,334      5.54     287,281      5.84
   Recourse debt - unsecured           141,598     8.89       123,197    8.86       142,127      8.86      70,280      9.34
                                    ----------- --------- ------------ -------- ------------  -------- -----------  --------
     Total interest-bearing         $5,390,920     6.40%   $4,365,282    6.32%   $5,241,905     6.42%  $3,875,093      6.34%
     liabilities                    =========== ========= ============ ======== ============  ======== ===========  ========

Net interest spread on all                         1.18%                 1.39%                  1.21%                 1.55%
investments (3)                                 =========              ========               ========              ========

Net yield on average                               1.40%                 1.97%                  1.52%                 2.20%
interest-earning assets (3)                     =========              ========               ========              ========


(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115,
     "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $3,064 and $2,328 for the three months ended September 30, 1998 and September 30, 1997, respectively, and $3,582 and $2,519 for the nine months ended September 30, 1998 and September 30, 1997, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses.

     The net interest spread declined to 1.18% and 1.21% for the three and nine months ended September 30, 1998 from 1.39% and 1.55% for the same periods in 1997. The overall yield on interest-earning assets also decreased to 7.58% and 7.63% for the three and nine months ended September 30, 1998, respectively, from 7.71% and 7.89% for three and nine months ended September 30, 1997, respectively. These decreases of 0.13% and 0.26%, respectively, are due to the reduction in interest-earning asset yields from increased premium amortization expense and the addition of lower yielding assets to the investment portfolio. The cost of interest-bearing liabilities also increased for the three and nine months ended September 30, 1998 as a result of the shift to predominantly non-recourse collateralized bond fundings.

     Individually, the net interest spread on collateral for collateralized bonds decreased 12 basis points, from 108 basis points for the nine months ended September 30, 1997 to 96 basis points for the same period in 1998. This decline was primarily due to (i) the securitization of lower coupon collateral, principally A+ quality single family ARM loans during the second half of 1997,
(ii) higher premium amortization caused by increased prepayments during the first nine months of 1998 and (iii) the decline in spread between six-month LIBOR and one-month LIBOR. Approximately 59% of the Company's collateral for collateralized bonds is indexed to six-month LIBOR, and substantially all of the collateralized bond obligations are indexed to one-month LIBOR. The net interest spread on mortgage securities decreased 46 basis points, from 252 basis points for the nine months ended September 30, 1997 to 206 basis points for the nine months ended September 30, 1998. This decrease was primarily the result of the sale of some higher coupon collateral during the third quarter of 1998 along with the purchase of lower coupon fixed-rate mortgage securities during the first quarter of 1998. The net interest spread on other investments increased 62 basis points, from 223 basis points for the nine months ended September 30, 1997, to 285 basis points for the same period in 1998, due primarily to lower borrowing costs associated with the Company's single family model home purchase and leaseback business during 1998 than during the same period in 1997. The net interest spread on assets held for securitization increased 21 basis points, from 236 basis points from the nine months ended September 30, 1997, to 257
basis  points  for  the  same  period  in  1998.   This  increase  is  primarily
attributable to lower borrowing costs as a result of a higher level of compensating cash balances during the first nine months of 1998 compared to the same period in 1997. Credits earned from these compensating cash balances are used by the Company to offset interest expense.

Interest Income and Interest-Earning Assets

     The Company's average interest-earning assets were $5.5 billion for the nine months ended September 30, 1998, an increase of approximately 28% from $4.3 billion of average interest-earning assets during the same period of 1997. This increase in average interest-earning assets was primarily the result of new loan fundings of $2.2 billion for the twelve months ended September 30, 1998. In addition, the Company purchased $425.2 million of mortgage securities and exercised call rights on $937.6 million of mortgage securities during the twelve months ended September 30, 1998. These were partially offset by $2.0 billion of principal paydowns on investments during the same period. Total interest income rose approximately 23%, from $255.5 million for the nine months ended September 30, 1997 to $315.1 million for the same period of 1998. This increase in total interest income was due to the growth in average interest-earnings assets. Overall, the yield on interest-earning assets declined to 7.63% for the nine months ended September 30, 1998 from 7.89% for the nine months ended September 30, 1997, as premium amortization expense grew due to an increase in principal prepayments on investments. Premium amortization expense reduced the average interest-earning asset yield 0.79% for the first nine months of 1998 versus 0.29% for the first nine months of 1997.

     On a quarter to quarter basis, average interest-earning assets for the quarter ended September 30, 1998 were $5.6 billion versus $5.8 billion for the quarter ended June 30, 1998. This decrease in average interest-earning assets was primarily the result of $603 million of principal payments during the quarter ended September 30, 1998. This decrease was partially offset by $373.2 million of loans funded through the production operations. In addition, the Company exercised its bond call rights on $139.4 million of mortgage securities during the same period. Total interest income for the quarter ended September 30, 1998 was $105.7 million versus $111.1 million for the quarter ended June 30, 1998. This decrease in total interest income was due primarily to the decrease in interest-earning assets.

                               Earning Asset Yield
                                 ($ in millions)

                                                                                Average Interest-
                             Average Interest-         Interest Income        Earnings Asset Yield
                             Earning Assets                  (1)
---------------------------- --------------------- ---------------------   ------------------------

1996, Quarter 4                   $   4,308.6            $   83.1                      7.72%
1997, Quarter 1                       3,822.5                77.1                      8.06%
1997, Quarter 2                       4,326.4                85.7                      7.93%
1997, Quarter 3                       4,806.5                92.7                      7.71%
1997, Quarter 4                       5,147.6               100.1                      7.78%
1998, Quarter 1                       5,140.3                98.3                      7.65%
1998, Quarter 2                       5,799.8               111.1                      7.66%
1998, Quarter 3                       5,578.3               105.7                      7.58%


(1) Interest income includes the gross interest income on certain securities which are accounted for net of their related debt in the financial statements.


     Approximately $3.6 billion of the Company's investment portfolio as of September 30, 1998 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 57% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 32% are indexed to and reset based upon the level of the One Year Constant Maturity Treasury Index (CMT). The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and fixed and ARM mortgage securities by type of underlying loan.

                        Investment Portfolio Composition
                                 ($ in millions)

                                                                            Other Indicies
                                  LIBOR Based ARM    CMT Based ARM Loans    Based Arm Loans     Fixed Rate Loans
                                       Loans
---------------------------------------------------------------------------------------------------------------

1998, Quarter 1                   $    2,128.3         $      656.1         $     283.3          $    1,564.2
1998, Quarter 2                        2,153.5              1,159.8               240.2               1,467.0
1998, Quarter 3                        1,873.7                978.3               208.0               1,351.0


     The average asset yield is reduced for the amortization of premiums, net of discounts on the Company's investment portfolio. By creating its investments through its production operations, the Company believes that premium amounts are less than if the investments were acquired in the market. As indicated in the table below, net premiums on the Company's collateral for collateralized bonds, ARM securities and fixed-rate securities at September 30, 1998 were $39.0 million, or approximately 0.89% of the aggregate investment portfolio balance as compared to $57.9 million and 1.59% at September 30, 1997. Amortization expense as a percentage of principal paydowns has declined to 1.05% for the three months ended September 30, 1998, from 1.85% for the same period in 1997 as the Company's investment portfolio mix changes to assets funded primarily at par or at a discount. The principal repayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 40% for the three months ended September 30, 1998. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans. Excluded from this table are the Company's assets held for securitization, which are carried at a net discount of $7.6 million at September 30, 1998.

                         Premium Basis and Amortization
                                 ($ in millions)

                                                                                                        Amortization
                                                                    CPR                              Expense as a % of
                                            Amortization        Annualized           Principal       Principal Paydowns
                        Net Premium           Expense              Rate               Paydowns
-------------------------------------------------------------------------------------------------------------------------

1996, Quarter 4            $   54.1             $  3.7              24%               $  196.9             1.89%
1997, Quarter 1                50.2                3.8              29%                  209.7             1.84%
1997, Quarter 2                62.7                4.0              30%                  205.1             1.94%
1997, Quarter 3                57.9                4.8              29%                  258.8             1.85%
1997, Quarter 4                56.9                5.8              37%                  319.6             1.80%
1998, Quarter 1                49.5                8.5              47%                  546.7             1.56%
1998, Quarter 2                45.7                7.0              36%                  563.0             1.24%
1998, Quarter 3                39.0                6.3              40%                  603.0             1.05%



Interest Expense and Cost of Funds

     The Company's largest expense is the interest cost on borrowed funds. Funds to finance the investment portfolio are generally borrowed in the form of non-recourse collateralized bonds or repurchase agreements. The interest rates paid on collateralized bonds are either fixed or floating rates; the interest rates on the repurchase agreements are floating rates. The Company may use interest rate swaps, caps and financial futures to manage its interest rate risk. The net cost of these instruments is included in the cost of funds table below as a component of interest expense for the period to which it relates. The Company's average borrowed funds increased from $4.4 billion for the three months ended September 30, 1997 to $5.4 billion for the same period in 1998. This increase resulted primarily from the issuance of $3.0 billion of collateralized bonds during the twelve months ended September 30, 1998. This increase was partially offset by paydowns on the collateralized bonds of $1.9 billion. For the three months ended September 30, 1998, interest expense increased to $86.2 million from $69.0 million for the three months ended September, 1997, while the average cost of funds increased to 6.40% for the three months ended September 30, 1998 compared to 6.32% for the same period in 1997. The increased average cost of funds for the third quarter of 1998 compared to the third quarter of 1997 was mainly a result of a larger portion of the assets being financed through collateralized bonds at September 30, 1998 which have a higher cost of funds than do other sources of financing such as notes payable and repurchase agreements.

                                  Cost of Funds
                                 ($ in millions)

----------------------------------------------------------------------------------------------
                                     Average                Interest                Cost
                                  Borrowed Funds         Expense (1)(2)           of Funds
----------------------------------------------------------------------------------------------

1996, Quarter 4                     $ 3,869.6               $  60.1                  6.21%
1997, Quarter 1                       3,384.6                  53.7                  6.35%
1997, Quarter 2                       3,875.7                  61.4                  6.34%
1997, Quarter 3                       4,365.3                  69.0                  6.32%
1997, Quarter 4                       4,579.6                  74.4                  6.50%
1998, Quarter 1                       4,802.0                  76.9                  6.41%
1998, Quarter 2                       5,532.8                  89.1                  6.44%
1998, Quarter 3                       5,390.9                  86.2                  6.40%


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

         Instruments Used for Interest Rate Risk Management Purposes (1)
                                 ($ in millions)


                                         Interest             Interest            Financial
Notional Amounts                        Rate Caps            Rate Swaps            Futures
-------------------------------------------------------------------------------------------------

1996, Quarter 4                         $   1,499             $   1,453                -
1997, Quarter 1                             1,499                 1,427                -
1997, Quarter 2                             1,499                 1,442                -
1997, Quarter 3                             1,499                 1,381                -
1997, Quarter 4                             1,499                 1,354                -
1998, Quarter 1                             1,499                 1,559                -
1998, Quarter 2                             1,499                 1,726                -
1998, Quarter 3                             1,499                 1,561                -


(1) Excludes all interest rate agreements in effect for the Company's loan production operations.


Net Interest Rate Agreement Expense

     The net interest rate agreement expense, or hedging expense, equals the cost of the agreements presented in the previous table, net of any benefits received from these agreements. For the quarter ended September 30, 1998, net hedging expense amounted to $1.90 million compared to $1.83 million and $1.35 million for the quarters ended June 30, 1998 and September 30, 1997, respectively. Such amounts exclude the hedging costs and benefits associated with the Company's production activities as these amounts are deferred as additional premium or discount on the loans funded and amortized over the life of the loans as an adjustment to their yield.

                       Net Interest Rate Agreement Expense
                                 ($ in millions)

                                                                 Net Expense               Net Expense as
                                     Net Interest               as Percentage           Percentage of Average
                                Rate Agreement Expense           of Average            Borrowings (annualized)
                                                             Assets (annualized)
----------------------------------------------------------------------------------------------------------------

1996, Quarter 4                       $   2.67                     0.25%                        0.28%
1997, Quarter 1                           2.65                     0.28%                        0.31%
1997, Quarter 2                           1.23                     0.11%                        0.13%
1997, Quarter 3                           1.35                     0.11%                        0.12%
1997, Quarter 4                           1.39                     0.11%                        0.12%
1998, Quarter 1                           1.23                     0.10%                        0.10%
1998, Quarter 2                           1.83                     0.13%                        0.13%
1998, Quarter 3                           1.90                     0.14%                        0.14%



Fair Value

     The fair value of the available-for-sale portion of the Company's investment portfolio as of September 30, 1998, as measured by the net unrealized gain on investments available-for-sale, was $28.0 million above its cost basis, which represents a $51.4 million decrease from $79.4 million at December 31, 1997. This decrease in the portfolio's value is primarily attributable to the widening of interest spreads during the last quarter along with the accelerated prepayment activity on the investment portfolio during the nine month period.


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

     The following table summarizes the aggregate principal amount of collateral for collateralized bonds and pass-through securities outstanding; the maximum direct credit exposure retained by the Company (represented by the amount of overcollateralization pledged and subordinated securities rated below BBB owned by the Company), net of the credit reserves maintained by the Company for such exposure; and the actual credit losses incurred for each year. The table excludes any risks related to representations and warranties made on loans funded by the Company and securitized in mortgage pass-through securities generally funded prior to 1995. This table also excludes any credit exposure on assets held for securitization (which will be included as the assets are securitized) and other investments. The increase in net credit exposure as a percentage of the outstanding loan principal balance from 1.26% at September 30, 1997 to 3.29% at September 30, 1998 is related primarily to the credit exposure retained by the Company on its $3.2 billion in securitizations during the twelve months ended September 30, 1998.

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)

-----------------------------------------------------------------------------------------------------------------
                                                                                  Maximum Credit Exposure, Net
                      Outstanding Loan       Maximum Credit       Actual Credit       of Credit Reserves to
                     Principal Balance        Exposure, Net          Losses         Outstanding Loan Balance
                                           of Credit Reserves
-----------------------------------------------------------------------------------------------------------------

1996, Quarter 4         $    3,848.1             $  30.0           $   2.1                    0.78%
1997, Quarter 1              3,583.2                29.6               2.6                    0.83%
1997, Quarter 2              4,305.5                50.3               4.9                    1.17%
1997, Quarter 3              3,975.7                50.2               5.8                    1.26%
1997, Quarter 4              5,153.1                86.6               6.5                    1.68%
1998, Quarter 1              4,209.5                93.6               6.3                    2.22%
1998, Quarter 2              5,098.8               158.3               3.8                    3.10%
1998, Quarter 3              4,440.2               146.3               5.9                    3.29%


     The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities mentioned above in which the Company has retained a portion of the direct credit risk. The decrease in delinquencies as a percentage of the outstanding collateral balance from 4.17% at September 30, 1997 to 1.72% at September 30, 1998 is primarily related to the Company's basis in certain subordinated securities being reduced to $0 during 1998, which as a result, eliminated any remaining credit exposure to the Company. Delinquencies from these subordinated securities are excluded from the table at September 30, 1998. As of September 30, 1998, the Company believes that its credit reserves are sufficient to cover any losses which may occur as a result of current delinquencies presented in the table below.

                             Delinquency Statistics


                                                              90 days and over delinquent
                                                                   (includes REO and
                                 60 to 90 days delinquent            foreclosures)                     Total
-------------------------------------------------------------------------------------------------------------------------

1996, Quarter 4                            0.88%                         3.40%                         4.28%
1997, Quarter 1                            0.95%                         4.16%                         5.11%
1997, Quarter 2                            0.59%                         3.25%                         3.84%
1997, Quarter 3                            0.86%                         3.31%                         4.17%
1997, Quarter 4                            0.48%                         2.56%                         3.04%
1998, Quarter 1                            0.38%                         2.36%                         2.74%
1998, Quarter 2                            0.18%                         1.57%                         1.75%
1998, Quarter 3                            0.29%                         1.43%                         1.72%


     The following table summarizes the credit ratings for collateral for collateralized bonds, mortgage securities and certain other investments held in the Company's investment portfolio. This table excludes the Company's other derivative and residual securities (as the risk on such securities is primarily prepayment-related, not credit-related), certain other investments which are not debt securities and assets held for securitization. The balances of the investments rated below A are net of credit reserves and discounts. All balances exclude the related mark-to-market adjustment on such assets. At September 30, 1998, securities with a credit rating of AA or better were $4.1 billion, or 92.0% of the Company's total investments compared to 92.7% and at June 30, 1998. At the end of the third quarter 1998, $37.5 million of investments were AA-rated by one rating agency and lower rated by another rating agency. Where investments were split-rated, for purposes of this table, the Company classified such investments based on the higher credit rating.

                        Investments by Credit Rating (1)
                                 ($ in millions)

                                                                                                                         Below BBB
                                                                              AAA        AA          A          BBB        Percent
                                                                 Below       Percent    Percent    Percent    Percent     of Total
                      AAA         AA          A         BBB       BBB       of Total   of Total   of Total   of Total
----------------------------------------------------------------------------------------------------------------------------------
1998, Quarter 1     $3,759.8  $   610.1   $   72.0   $   50.0   $  88.2        82.1%     13.3%        1.6%       1.1%      1.9%
1998, Quarter 2      4,498.7      230.4      138.5       72.7     157.9        88.2%      4.5%        2.7%       1.4%      3.2%
1998, Quarter 3      3,905.2      221.4      139.3       73.3     143.8        87.2%      4.9%        3.1%       1.6%      3.2%

(1) Balances do not include derivative and residual securities, certain other investments which are not debt securities and assets held for securitization. Balances also excluded the mark-to-market adjustment.

General and Administrative Expenses

     General and administrative expenses ("G&A expense") consist of expenses incurred in conducting the Company's production activities and managing the investment portfolio, as well as various other corporate expenses. G&A expense increased for the three month period ended September 30, 1998 as compared to the same period in 1997, as did the G&A efficiency ratio for the same period, primarily as a result of continued costs in connection with the build-up of the production infrastructure for the manufacturing housing, commercial lending, and specialty finance businesses. The Company expects overall G&A expense levels to remain relatively constant for the remainder of 1998.

     The following table summarizes the Company's efficiency and the ratio of G&A expense to average interest- earning assets.

                            Operating Expense Ratios

                            G&A Efficiency         G&A Expense/Average Interest-Earning
                               Ratio (1)                    Assets (Annualized)
-------------------------------------------------------------------------------------------

1996, Quarter 4                  6.09%                             0.47%
1997, Quarter 1                  6.78%                             0.55%
1997, Quarter 2                  7.11%                             0.53%
1997, Quarter 3                  7.35%                             0.54%
1997, Quarter 4                  7.86%                             0.56%
1998, Quarter 1                  8.67%                             0.66%
1998, Quarter 2                  6.70%                             0.51%
1998, Quarter 3                  7.91%                             0.59%

(1)   G&A expense as a percentage of interest income.

Net Income and Return on Equity

     Net income decreased from $19.5 million for the three months ended September 30, 1997 to $6.5 million for the three months ended September 30, 1998. Net income available to common shareholders decreased from $15.8 million to $3.3 million for the same periods, respectively. Return on common equity (excluding the impact of the net unrealized gain on investments available-for-sale) decreased from 18.8% for the three months ended September 30, 1997 to 3.7% for the three months ended September 30, 1998. The decrease in the return on common equity is primarily the result of a decrease in net income available to common shareholders due to the previously discussed increases in amortization expense (which reduced net interest income) and G&A expenses, reduction in gain on sale income, and the issuance of new common shares through the dividend reinvestment program.

                         Components of Return on Equity
                                ($ in thousands)

                                                Gains/(Losses)
                  Net Interest     Provision       and Other         G&A        Preferred
                     Margin/      for Losses        Income        Expense/      Dividend/      Return on
                     Average    /Average Common    /Average        Average       Average        Average      Net Income
                  Common Equity     Equity       Common Equity     Common     Common Equity     Common      Available to
                  (annualized)   (annualized)    (annualized)      Equity      (annualized)     Equity         Common
                                                                (annualized)                 (annualized)   Shareholders
--------------------------------------------------------------------------------------------------------------------------

1996, Quarter 4        28.2%          1.9%            4.3%           6.7%           4.6%          19.3%    $     14,480
1997, Quarter 1        27.8%          1.3%            3.8%           6.7%           4.8%          18.8%          14,623
1997, Quarter 2        28.3%          1.8%            3.5%           7.1%           4.6%          18.3%          14,668
1997, Quarter 3        26.4%          1.6%            6.2%           7.7%           4.5%          18.8%          15,784
1997, Quarter 4        27.1%          2.3%            3.5%           8.1%           4.2%          16.0%          14,103
1998, Quarter 1        22.0%          2.2%            5.9%           9.5%           3.7%          12.5%          11,145
1998, Quarter 2        22.4%          1.9%            5.3%           8.3%           3.7%          13.8%          12,323
1998, Quarter 3        20.1%          2.6%           (0.8%)          9.3%           3.7%           3.7%           3,257

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

                                Dividend Summary
                   ($ in thousands, except per share amounts)


                     Estimated Taxable Net                                                                Estimated
                      Income Available to     Estimated Taxable                                           Cumulative
                      Common Shareholders      Net Income Per       Dividend Declared     Dividend      Undistributed
                                                Common Share        Per Common Share    Pay-out Ratio   Taxable Income
-------------------------------------------------------------------------------------------------------------------------

1996, Quarter 4          $     8,831             $   0.214 (1)          $  0.310(1)         145%          $   5,672
1997, Quarter 1               23,849                 0.572 (1)             0.325(1)          57%             15,854
1997, Quarter 2               12,016                 0.283                 0.335            118%             13,524
1997, Quarter 3               10,531                 0.248                 0.345            139%              9,392
1997, Quarter 4               10,132                 0.228                 0.350            154%              3,949
1998, Quarter 1               21,970                 0.484                 0.300             62%             12,293
1998, Quarter 2               11,339                 0.245                 0.300            122%              9,746
1998, Quarter 3                3,852                 0.083                 0.250            301%              2,045

(1)   Adjusted for two-for-one common stock split.

     Taxable income differs from the financial statement net income which is determined in accordance with generally accepted accounting principles ("GAAP"). For the nine months ended September 30, 1998, the Company's taxable income per share of $0.81 was less than the Company's declared dividend per share of $0.85. The majority of the difference was caused by GAAP and tax differences related to the sale of the single family operations in May 1996. For tax purposes, the sale of the single family operations is accounted for on an installment sale basis with annual taxable income of approximately $10 million from 1996 through 2001. The Company may reduce its dividend level in the fourth quarter of 1998 or move the record date into 1999 in order to reduce the possibility that any portion of the dividend being a return of capital for tax purposes. Cumulative undistributed taxable income represents timing differences in the amounts earned for tax purposes versus the amounts distributed. Such amounts can be distributed for tax purposes in the subsequent year as a portion of the normal quarterly dividend. Such amounts also include certain estimates of taxable income until such time that the Company files its federal income tax returns for each year.

Year 2000

     The Company is dependent upon purchased, leased, and internally-developed software to conduct certain operations. In addition, the Company relies upon certain counter-parties such as banks and loan servicers who are also highly dependent upon computer systems. The Company recognizes that some computer software may incorrectly recognize dates beyond December 31, 1999. The ability of the Company and its counter-parties to correctly operate computer software in the Year 2000 is critical to the Company's viability.

     The Company uses several major and minor computer systems to conduct its business operations. The computer systems deemed most important to the Company's ability to continue operations are as follows:

     - The internally-developed loan origination system for manufactured housing operations

     - The internally-developed loan origination and asset management system for commercial loans

     - The internally-developed investment portfolio analytics, securitization, and securities administration software

     -    The purchased servicing system for commercial loans

     - The purchased servicing system for single family and manufactured housing loans

     -    The purchased general ledger accounting system

     In addition, the Company is involved in data interchange with a number of counter-parties in the normal course of business. Each system or interface that the Company relies on is being tested and evaluated for Year 2000 compliance.

     Dynex has contacted all of its key software vendors to determine their Year 2000 readiness. We have received documentation from each of the vendors providing assurances of Year 2000 compliance:

     - Baan/CODA, vendor of the general ledger accounting system, has provided confirmation that their current software release is fully Year 2000 compliant. Dynex plans to apply this release in the first half of 1999.

     - Synergy Software, vendor of the commercial loan servicing system, has provided confirmation that an available release of their software is fully Year 2000 compliant. Dynex plans to apply this release in the first quarter of 1999.

     - Interlinq Software, vendor of the single-family and manufactured housing loan servicing software, has provided assurance that their software is Year 2000 compliant.

     All software developed internally by the Company was designed to be Year 2000 compliant. Nevertheless the Company has established a Year 2000 test-bed to ensure that there were no design or development oversights that could lead to a Year 2000 problem. Initial testing of key applications will take place in the fourth quarter of 1998, with any necessary remediation complete by the end of the second quarter of 1999.

     Dynex has reviewed or is reviewing the Year 2000 progress of its primary financial counter-parties. Based on initial reviews, these counterparties are expected to be in compliance. The Company, as master servicer of certain securities, is in the process of assessing the Year 2000 readiness of its external servicers, to ensure that these parties will be able to correctly remit loan information and payments after December 31, 1999.

     The Company believes that, other than its exposure to financial counterparties, its most significant risk with respect to internal or purchased software is the software systems used to service single family loans. The Company will not be able to service these loans without the automated system. Should these loans go unattended for a period greater than three months, the result could have a material adverse impact on the Company.

     The Company is also at significant risk if the systems of the financial institutions that provide the Company financing and software for cash management services should fail. In a worst case scenario, Dynex would be unable to fund its operations or pay on its obligations for an unknown period of failure. This would have a material adverse impact on the Company.

     The Company uses many other systems, both purchased and developed internally, that could fail to perform accurately after December 31, 1999. Management believes that the functions performed by these systems are either non-critical or could be performed manually in the event of failure.

     The Company will complete its Year 2000 test plan and remediation efforts in the second quarter of 1999. Management believes that there is little possibility of a significant disruption in business. The major risks are those related to the ability of vendors and business partners to complete Year 2000 plans. The Company expects that those vendors and counter-parties will complete their Year 2000 compliance programs before January 1, 2000.

     The Company has incurred less than $50,000 in costs to date in carrying out its Year 2000 compliance program. The Company estimates that it will spend less than $100,000 to complete the plan. Costs could increase in the event that the Company determines that a counter-party will not be Year 2000 compliant.

     The Company is still developing contingency plans in the event that a system or counter-party is not Year 2000 compliant. These plans will be developed prior to June 30, 1999.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company has various sources of cash flow upon which it relies for its working capital needs. Sources of cash flow from operations include primarily net interest margin and the return of principal from paydowns on the investment portfolio. The Company's primary source of long-term funding for its investment portfolio is through the issuance of collateralized bonds. These bonds, included in non-recourse debt, represent debt securities issued by a bankruptcy remote special purpose entity into the secondary markets, and are primarily backed by the pledge of various assets, insurance policies, and over-collateralization, as applicable. As more fully discussed below, the Company also finances its investment portfolio using repurchase agreements which mature generally every thirty days. In addition, the Company has various committed and uncommitted lines of credit to finance assets held for securitization until such assets are securitized. Historically, cash flow from operations and the Company's funding sources have provided sufficient liquidity for the conduct of the Company's operations. However, if a significant decline in the market value of the Company's investment portfolio that is funded with recourse debt should occur, or if there is a dislocation or disruption in the capital markets such that the Company is unable to securitize assets held for securitization, the Company's available liquidity may be reduced. As a result of such a reduction in liquidity, the Company may be forced to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

     As a result of current market conditions, the Company recognized a loss of $5.0 million related to the sale of certain assets during October and the Company may sell additional assets that could generate losses should market conditions warrant. Also, the Company plans to securitize approximately $450 million of commercial mortgage loans in the fourth quarter, which could result in additional losses given the current market environment.

     In order to grow its equity base, the Company may issue additional capital stock. Management strives to issue such additional shares when it believes existing shareholders are likely to benefit from such offerings through higher earnings and dividends per share than as compared to the level of earnings and dividends the Company would likely generate without such offerings, or to enhance liquidity. During the nine months ended September 30, 1998, the Company issued 622,768 shares of its common stock pursuant to its dividend reinvestment program for net proceeds of $7.1 million.

     The Company borrows funds on a short-term basis to support the accumulation of assets prior to the issuance of collateralized bonds. These borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of the existing collateral declines, and may be due on demand or upon the occurrence of certain events. If borrowing costs are higher than the yields on the assets financed with such funds, the Company's ability to acquire or fund additional assets may be substantially reduced and it may experience losses. These short-term borrowings consist of the committed lines of credit and uncommitted repurchase agreements. The Company currently has $650 million of committed lines of credit and $700 million of uncommitted repurchase agreement lines of credit to finance assets held for securitization. These borrowings are paid down as the Company securitizes or sells assets.

     A substantial portion of the assets of the Company are pledged to secure indebtedness incurred by the Company. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of the Company in the event of the Company's liquidation, except to the extent that the value of such assets exceeds the amount of the indebtedness they secure.

Non-recourse Debt

     The Company, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund its investment growth. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to the Company. Collateral for collateralized bonds are not subject to margin calls. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures. At September 30, 1998, the Company has $3.5 billion of collateralized bonds outstanding as compared to $3.6 billion at December 31, 1997.

Recourse Debt

     Secured. At September 30, 1998, the Company had three committed credit facilities aggregating $650 million and two uncommitted credit facilities aggregating $700 million to finance assets held for securitization. The Company also had one committed credit facility totaling $150 million to finance model home purchases as of September 30, 1998. Of the $1.50 billion available, $1.25 billion expires in 1999 and $250 million expires in 2000. One of the committed facilities includes several sublines aggregating $250 million to serve various purposes, such as commercial loan fundings, working capital, and manufactured housing loan fundings. Unsecured working capital borrowings under this facility are limited to 10% of the aggregate committed amount of the facility. The Company expects these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal. The lines of credit contain certain financial covenants which the Company met as of September 30, 1998. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future. At September 30, 1998, the Company had $709.6 million outstanding under its credit facilities.

     The Company finances a portion of its investments through repurchase agreements which generally have thirty day maturities. Repurchase agreements allow the Company to sell investments for cash together with a simultaneous agreement to repurchase the same investments on a specified date for a price which is equal to the original sales price plus an interest component. At September 30, 1998, the Company had outstanding obligations of $791.6 million under such repurchase agreements compared to $889.0 million at December 31, 1997. The following table summarizes the outstanding balances of repurchase agreements by credit rating of the related assets pledged as collateral to support such repurchase agreements as of September 30, 1998. The table excludes repurchase agreements used to finance assets held for securitization, which totaled $29.0 million at September 30, 1998.


             Repurchase Agreements by Rating of Investments Financed
                                 ($ in millions)

                                          AAA               AA                A                BBB              Total
----------------------------------- ----------------- ---------------- ----------------- ----------------- ----------------

1998, Quarter 3                          560.8              91.2             58.7              51.9              762.6


     Increases in short-term interest rates, long-term interest rates, or market risk could negatively impact the valuation of mortgage securities and may limit the Company's borrowing ability or cause various lenders to initiate margin calls for mortgage securities financed using repurchase agreements. Additionally, certain of the Company's investments are classes of securities rated AA, A, or BBB that are subordinate to other classes from the same series of securities. Such subordinated classes may have less liquidity than securities that are not subordinated and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying mortgage loans. In instances of a downgrade of an insurer or the deterioration of the credit quality of the underlying mortgage collateral, the Company may be required to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses.

     To reduce the Company's exposure to changes in short-term interest rates on its repurchase agreements, the Company may lengthen the duration of its repurchase agreements secured by investments by entering into certain interest rate futures and/or purchased option contracts. As of September 30, 1998, the Company had no such financial futures or option contracts outstanding.

     Unsecured. Since 1994, the Company has issued three series of unsecured notes payable totaling $150 million. The proceeds from these issuances have been used to reduce short-term debt related to financing assets held for securitization during the accumulation period as well as for general corporate purposes. These notes payable have an outstanding balance at September 30, 1998 of $141 million. The Company also has various acquisition notes payable totaling $1.1 million at September 30, 1998. The above note agreements contain certain financial covenants which the Company met as of September 30, 1998. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

     Total recourse debt increased from $1.1 billion for December 31, 1997 to $1.6 billion for September 30, 1998. This increase is primarily a result of the funding of $2.3 billion of loans and investments during the first nine months of 1998, net of the securitization of $1.7 billion of those investments, which previously were financed through repurchase agreement and notes payable, as collateral for collateralized bonds. Total recourse debt increased $0.2 billion from $1.4 billion at June 30, 1998 to $1.6 billion at September 30, 1998 as a result of the increased production during the third quarter. Recourse debt in the fourth quarter of 1998 should decrease as a result of anticipated securitizations during the fourth quarter.

                               Total Recourse Debt
                                 ($ in millions)

                                                        Total Recourse Debt to    Fixed Charge Coverage
                               Total Recourse Debt              Equity                    Ratio
----------------------------------------------------------------------------------------------------------
1996, Quarter 4                    $    1,299.9                 2.56%                      1.72%
1997, Quarter 1                         1,450.8                 2.84%                      1.89%
1997, Quarter 2                         1,802.2                 3.47%                      1.73%
1997, Quarter 3                         1,862.6                 3.43%                      1.86%
1997, Quarter 4                         1,145.7                 2.05%                      1.76%
1998, Quarter 1                         2,438.4                 4.35%                      1.71%
1998, Quarter 2                         1,404.0                 2.55%                      1.47%
1998, Quarter 3                         1,630.6                 3.11%                      1.27%



     Potential immediate sources of liquidity for the Company include cash balances and unused availability on the credit facilities described above. The potential immediate sources of liquidity decreased 69% at September 30, 1998 in comparison to June 30, 1998. This decrease in potential immediate sources of liquidity was due primarily to an increase in assets held for securitization, an increase in required collateral for the Company's hedge positions related to assets held for securitization, and an increase in collateral for certain of the Company's assets that are subject to recourse financing.

                    Potential Immediate Sources of Liquidity
                                 ($ in millions)

                                                                                       Potential Immediate Sources
                                         Estimated Unused           Potential            of Liquidity as a % of
                       Unrestricted     Borrowing Capacity     Immediate Sources of        Total Recourse Debt
                       Cash Balance                                 Liquidity
--------------------------------------------------------------------------------------------------------------------

1996, Quarter 4          $   7.6           $   131.8               $   139.4                     10.74%
1997, Quarter 1              4.4               139.9                   144.3                      9.99%
1997, Quarter 2              2.7                59.7                    62.4                      4.60%
1997, Quarter 3              4.8               164.6                   169.4                      9.14%
1997, Quarter 4              8.1               154.8                   162.9                     14.22%
1998, Quarter 1              7.1                82.5                    89.6                      3.68%
1998, Quarter 2              7.7                88.4                    96.1                      6.84%
1998, Quarter 3              -                  29.9                    29.9                      1.83%

                            Supplemental Information



                                     Table 1
                Components of Collateral for Collateralized Bonds
                                ($ in thousands)

                                                                     September 30,
                                                                         1998
------------------------------------------------------------------ ------------------

Principal balance of collateral for collateralized bonds           $      4,240,922
Allowance for loan losses                                                   (18,488)
Funds held by trustees                                                        3,024
Accrued interest receivable                                                  28,165
Unamortized premiums and discounts, net                                      43,411
Unrealized gain, net                                                         54,088
------------------------------------------------------------------ ------------------
     Collateral for collateralized bonds                             $    4,351,122
------------------------------------------------------------------ ------------------


                                     Table 2
      Principal Balance of Collateral for Collateralized Bonds by Loan Type
                                ($ in thousands)

                                                                   September 30, 1998
------------------------------------------------------------------ -------------------

Single-family mortgage loans
  Adjustable-rate (ARM) loans by index
     1 month LIBOR                                                   $       11,077
     3 month LIBOR                                                          106,317
     6 month LIBOR                                                        1,709,813
     Prime                                                                  131,648
     6 month CD                                                              76,139
     6 month CMT                                                                887
     1 year CMT                                                             977,253
     5 year CMT                                                                 190
------------------------------------------------------------------ --------------------
  Total adjustable-rate mortgage loans                                    3,013,324
  Fixed-rate mortgage loans                                                 286,828
------------------------------------------------------------------ --------------------
Total single-family mortgage loans                                        3,300,152

Manufactured housing loans
  Adjustable-rate                                                            14,536
  Fixed-rate                                                                517,885
------------------------------------------------------------------ --------------------
Total Manufactured housing loans                                            532,421

Fixed-rate commercial loans                                                 408,349
------------------------------------------------------------------ --------------------
Total collateral                                                     $    4,240,922
------------------------------------------------------------------ --------------------



                                     Table 3
             Collateral for Collateralized Bonds by Collateral Type
                                ($ in thousands)

                                                                   September 30, 1998
------------------------------------------------------------------ -------------------

Single-family mortgage loans
  Single-family detached                                             $    2,637,586
  Condominium                                                               204,837
  Single-family attached                                                    207,731
  Planned unit development                                                  176,262
  Cooperative                                                                50,144
  Other                                                                      23,592
------------------------------------------------------------------ --------------------
Total single-family mortgage loans                                        3,300,152

Manufactured housing loans:
  Single wide                                                               195,932
  Multi-sectional                                                           336,489
------------------------------------------------------------------ --------------------
Total manufactured housing loans                                            532,421

Commercial loans:
  Multifamily                                                               347,102
  Industrial                                                                 17,540
  Motel/hotel                                                                26,915
  Mixed use                                                                  11,356
  Other                                                                       5,436
------------------------------------------------------------------ --------------------
Total commercial loans                                                      408,349
------------------------------------------------------------------ --------------------
Total                                                                $    4,240,922
------------------------------------------------------------------ --------------------


                                     Table 4
   Next Repricing Period for ARM Single-Family and Manufactured Housing Loans
                                ($ in thousands)

                                                   Single-           Manufactured
                                                   Family               Housing               Total
-------------------------------------------- -------------------- -------------------- --------------------

4th Quarter 1998                               $    1,242,713       $            -       $    1,242,713
1st Quarter 1999                                      962,581                    -              962,581
2nd Quarter 1999                                       92,498                   95               92,593
3rd Quarter 1999                                      155,788                  578              156,366
Beyond 3rd Quarter 1999                               559,744               13,863              573,607
-------------------------------------------- -------------------- -------------------- --------------------
                                               $    3,013,324       $       14,536       $    3,027,860
-------------------------------------------- -------------------- -------------------- --------------------


                                     Table 5
                Commercial Loan Prepayment Protection Periods (1)
                                ($ in thousands)


                                                        Number of Loans     Principal Balance
----------------------------------------------------- -------------------- --------------------

8-10 years                                                      43           $      116,699
11-13 years                                                     33                  117,090
14 years plus                                                   52                  174,560
----------------------------------------------------- -------------------- --------------------
                                                               128           $      408,349
----------------------------------------------------- -------------------- --------------------

(1) The later of the lockout period or the yield maintenance period.


                                     Table 6
                          Weighted Average Gross Margin


                                                                   September 30, 1998
------------------------------------------------------------------ -------------------

Single-family ARM loans
     1 month LIBOR                                                         2.97%
     3 month LIBOR                                                         2.80
     6 month LIBOR                                                         2.81
     Prime (1)                                                             0.02
     6 month CD                                                            2.75
     6 month CMT                                                           2.25
     1 year CMT                                                            2.78
     5 year CMT                                                            2.75
------------------------------------------------------------------ --------------------
  Total single-family ARM loans (weighted-average)                         2.67

  Manufactured housing loans (6 month LIBOR)                               3.00
------------------------------------------------------------------ --------------------
  Weighted average gross margin                                            2.67%
------------------------------------------------------------------ --------------------

(1) The Company has entered into a swap relating to these loans where the Company receives 1 month LIBOR plus 2.65% and pays Prime.

                                     Table 7
                              Net Balance Sheet (1)
                                ($ in thousands)


                                                                                     September 30, 1998
                                                                                     --------------------

ASSETS
Investments:
   Collateral for collateralized bonds                                                  $   4,351,122
   Less:  Collateralized bonds issued                                                      (4,132,866)
                                                                                     --------------------
     Net investment in collateralized bonds                                                   218,256
   Collateralized bonds retained                                                              763,228
   Mortgage securities                                                                        215,165
   Other investments                                                                          252,813
   Assets held for securitization                                                             786,873
                                                                                     --------------------
                                                                                            2,236,335
   Cash                                                                                        17,545
   Accrued interest receivable                                                                 11,644
   Other assets                                                                                39,166
                                                                                     ====================
                                                                                        $   2,304,690
                                                                                     ====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Repurchase agreements                                                                $     791,626
   Notes payable                                                                              973,785
   Payable for investments purchased                                                                -
   Accrued interest payable                                                                     6,680
   Other liabilities                                                                           14,374
   Dividends payable                                                                           14,716
                                                                                     --------------------
                                                                                            1,801,181
                                                                                     --------------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share,
     50,000,000 shares authorized:
       9.75% Cumulative Convertible Series A
         1,309,061 and 1,309,061 issued and outstanding, respectively                          29,900
       9.55% Cumulative Convertible Series B
         1,912,434 and 1,912,434 issued and outstanding, respectively                          44,767
       9.73% Cumulative Convertible Series C
         1,840,000 and 1,840,000 issued and outstanding, respectively                          52,740
   Common stock, par value $.01 per share,
     100,000,000 shares authorized,
       45,953,565 and 45,977,022 issued and outstanding, respectively                             460
   Additional paid-in capital                                                                 351,850
   Accumulated other comprehensive income                                                      27,974
   Retained earnings                                                                           (4,182)
                                                                                     --------------------
                                                                                              503,509
                                                                                     ====================
                                                                                        $   2,304,590
                                                                                     ====================

(1) This presents the balance sheet where the collateralized bonds are "netted" against the collateral for collateralized bonds. This presentation better illustrates the Company's net investment in the collateralized bonds and the collateralized bonds retained.


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

     Disruption in Capital Markets. The Company relies significantly on the capital markets for both short-term and long-term funding. Any disruption to these markets could have a materially adverse impact on the Company.

     Interest Rate Fluctuations. The Company's income depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently originated by the Company are fixed-rate. The profitability of a particular securitization may be reduced if interest rates increase substantially before these loans are securitized. In addition, the majority of the investments held by the Company is variable rate collateral for collateralized bonds and adjustable-rate investments. These investments are financed through non-recourse long-term collateralized bonds and recourse short-term repurchase agreements. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have periodic interest rate caps and the related borrowing have no such interest rate caps.

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

     Prepayments. Prepayments by borrowers on loans securitized by the Company may have an adverse impact on the Company's financial performance. Prepayments are expected to increase during a declining interest rate or flat yield curve environment. The Company's exposure to rapid prepayments is primarily (i) the faster amortization of premium on the investments and, to the extent applicable, amortization of bond discount, and (ii) the replacement of investments in its portfolio with lower yield securities. At September 30, 1998, the yield curve was still considered flat relative to its normal shape, and as a result, the Company expects continued high levels of prepayment through year end.

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




      Dated:  November 16, 1998