Form 10-K
period 1998-12-31
DYNEX CAPITAL INC
filed 1999-04-01
CIK 826675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K


(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission file number 1-9819

                               DYNEX CAPITAL, INC.
             (Exact name of registrant as specified in its charter)


           Virginia                                 52-1549373
(State or other jurisdiction of             (I.R.S. Employer I.D. No.)
 incorporation or organization)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of February 28, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $146,723,220 (46,030,814 shares at a closing price on The New York Stock Exchange of $3.1875). Common stock outstanding as of February 28, 1998 was 46,030,814 shares.

Item 8. Financial Statements and Supplemental Data and Exhibits 23.1 and 23.2 of this Form 10-K have been omitted and the Company will be filing such items by amendment pursuant to SEC Rule 12b-25 within the required 15 days.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 1998, are incorporated by reference into
Part III.

                               DYNEX CAPITAL, INC.
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                                        PAGE

                                                           PART I

Item 1.           BUSINESS.........................................................................       3

Item 2.           PROPERTIES.......................................................................       16

Item 3.           LEGAL PROCEEDINGS................................................................       16

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................       17

                                                           PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS..................................................       17

Item 6.           SELECTED FINANCIAL DATA..........................................................       18

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................       19

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK......................................................................       46

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................       48

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................................       48

                                                          PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................       49

Item 11.          EXECUTIVE COMPENSATION...........................................................       49

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT............................................................       49

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................       49

                                                           PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K..........................................................       49

SIGNATURES        .................................................................................       51

Item 1.    BUSINESS

                                     GENERAL

Dynex Capital, Inc. (the "Company") was incorporated in the Commonwealth of Virginia in 1987. The Company is a financial services company which uses its production operations to create investments for its portfolio. The primary production operations include commercial mortgage lending and manufactured housing lending. The commercial mortgage loans are secured by multifamily and commercial real estate properties (hereinafter referred to as "commercial loans") and the manufactured housing loans are secured by manufactured homes and often the land on which the home resides. Through its specialty finance businesses, the Company also provides for the purchase and leaseback of single family model homes to builders and for the purchase and management of property tax receivables. With the exception of the purchase and leaseback of single family model homes, the Company will securitize the assets funded as collateral for collateralized bonds, providing long-term financing for the investment portfolio while limiting credit, interest rate and liquidity risk.

The Company's principal source of earnings is net interest income from its investment portfolio. The Company's investment portfolio consists primarily of collateral for collateralized bonds, asset-backed securities and loans held for securitization. The Company funds its investment portfolio with both borrowings and funds raised from the issuance of equity. For the portion of the investment portfolio funded with borrowings, the Company generates net interest income to the extent that there is a positive spread between the yield on the interest-earning assets and the cost of borrowed funds. The cost of the Company's borrowings may be increased or decreased by interest rate swap, cap or floor agreements. For the other portion of investment portfolio funded with equity, net interest income is primarily a function of the yield generated from the interest-earning asset.

References to "Dynex REIT" mean the parent company and its wholly-owned subsidiaries, consolidated for financial reporting purposes, while references to the "Company" mean the parent company, its wholly-owned subsidiaries and Dynex Holding, Inc. ("DHI") and its subsidiaries, which are not consolidated for financial reporting or tax purposes. All of the outstanding non-voting preferred stock (which represents a 99% economic interest in DHI) is owned by Dynex REIT. All of the outstanding voting common stock (which represents a 1% economic interest in DHI) is owned by certain senior officers of Dynex REIT. In light of these factors, DHI is accounted for under a method similar to the equity method. Dynex REIT has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes under the Internal Revenue Code of 1986, as amended, and, as such, must distribute substantially all of its taxable income to shareholders and will generally not be subject to federal income tax.

Business Focus and Strategy

The Company strives to create a diversified investment portfolio that in the aggregate generates stable income for the Company in a variety of interest rate environments and preserves the capital base of the Company. The Company seeks to generate growth in earnings and dividends per share in a variety of ways, including (i) adding investments to its portfolio when opportunities in the market are favorable; (ii) developing production capabilities to originate and acquire financial assets in order to create attractively priced investments for its portfolio, as well as control the underwriting and servicing of such financial assets; and (iii) increasing the efficiency with which the Company utilizes its equity capital over time. To increase potential returns to shareholders, the Company also employs leverage through the use of secured borrowings and repurchase agreements to fund a portion of its investment portfolio. The Company's specific strategies for its lending operations and investment portfolio are discussed below.

Lending Strategies

The Company strives to be a vertically integrated lender by performing the sourcing, underwriting, funding and servicing of loans to maximize efficiency and provide superior customer service. The Company generally employs the following business strategies in its lending operations:

     - develop production capabilities to originate and acquire financial assets in order to create attractively priced investments for its portfolio, generally at a lower cost than if investments with comparable risk profiles were purchased in the secondary market;

     - focus on products that maximize the advantages of the REIT tax election;

     - emphasize direct relationships with the borrower and minimize, to the extent practical, the use of origination intermediaries;

     - use internally generated guidelines to underwrite loans for all product types and maintain centralized loan pricing; and

     - perform the servicing function for loans on which the Company has credit exposure; emphasizing the use of early intervention, focused collection and loss mitigation techniques in the servicing process to manage delinquencies with the goal of reducing delinquencies and minimizing losses in its securitized loan pools.

During 1998, with the goal of potentially diversifying its lending operations, the Company entered into a series of agreements with AutoBond Acceptance Corporation ("AutoBond"), a specialty finance company engaged in underwriting, acquiring and servicing automobile installment contracts to borrowers with limited access to traditional sources of credit. In exchange for the Company agreeing to purchase a limited amount of "funding notes" issued by a subsidiary of AutoBond and secured by such automobile installment contracts, the Company received an option to purchase approximately 85% of the common stock of AutoBond from its three principal shareholders. However, due to the adverse results of a compliance review conducted in January 1999, the Company ceased the purchase of additional funding notes on February 3, 1999 and took a charge against its 1998 earnings of $17.6 million relating primarily to the funding notes and to a lesser extent a convertible senior note, common stock, and preferred stock of AutoBond that the Company had acquired. As a result of such adverse compliance review, it is unlikely that the Company will exercise its option. The Company, AutoBond, and the three principal shareholders of AutoBond are now in litigation (see Item 3. Legal Proceedings).

Investment Portfolio Strategies

The Company generally employs the following business strategies in managing its investment portfolio:

    - use its loan origination capabilities to provide assets for its investment portfolio, generally at a lower effective cost than if investments of comparable risk profiles were purchased in the secondary market;

    - securitize its loan production to provide long-term financing for its investment portfolio and to reduce the Company's liquidity, interest rate and credit risk;

    - utilize leverage to finance purchases of loans and investments in line with prudent capital allocation guidelines which are designed to balance the risk in certain assets, thereby increasing potential returns to shareholders while seeking to protect the Company's equity base; and

    - structure borrowings to have interest rate adjustment indices and interest rate adjustment periods that, on an aggregate basis, generally correspond (within a range of one to six months) to the interest rate adjustment indices and interest rate adjustment periods of the related asset.



                               Lending Operations

The Company's primary lending activities include commercial mortgage lending and manufactured housing lending. These lending activities are conducted through DHI and its subsidiaries. Through DHI, the Company provides commercial mortgage financing for apartment properties, assisted living and retirement housing, limited service hotels/motels, urban and suburban office buildings, retail shopping strips and centers and light industrial buildings. The Company's manufactured housing production includes installment loans, land/home loans and inventory financing to manufactured housing dealers. In addition to these primary sources of loan production, the Company purchases model homes from single family builders and simultaneously leases such homes back to the applicable builder and purchases and manages real estate property tax portfolios. Additionally, the Company has purchased and may continue to purchase single family mortgage loans on a "bulk" basis, i.e. in pools aggregating $25 million or more, from time to time.

The main purposes of the Company's production operations are to enhance the return on shareholders' equity ("ROE") by earning a favorable net interest spread while assets are being accumulated for securitization and to create investments for the Company's portfolio at a lower cost than if such investments were purchased from third parties. The creation of such investments generally involves the issuance of collateralized bonds or pass-through securities collateralized by the loans generated from the Company's production activities, and the retention of one or more classes of the collateralized bonds or securities relating to such issuance. The securitization of loans as collateralized bonds and pass-through securities generally limits the Company's credit and interest rate risk in contrast to retaining loans in the portfolio in whole-loan form.

The following table summarizes the production activity for the three years ended December 31, 1998, 1997 and 1996.

                            Loan Production Activity
                                ($ in thousands)

   ------------------------------------------------------------------------------------------------------------
                                                                  For the Years Ended December 31
                                                   ------------------------------------------------------------
                                                           1998                1997                1996
   ------------------------------------------------------------------------------------------------------------

   Commercial (1)                                     $     674,086       $     290,988       $      201,496
   Manufactured housing                                     482,979             265,906               41,031
   Single family                                                  -                   -              499,288
   Specialty finance                                        196,224             168,965               35,505
   ------------------------------------------------------------------------------------------------------------
      Total fundings through direct production            1,353,289             725,859              777,320
   Secured funding notes (2)                                149,189                   -                    -
   Securities acquired through bond calls                   455,714             493,152                    -
   Single family fundings through bulk purchases            562,045           1,271,479              731,460
   ------------------------------------------------------------------------------------------------------------
     Total fundings                                   $   2,520,237       $   2,490,490      $     1,508,780
   ------------------------------------------------------------------------------------------------------------

   Principal amount of loans and securities
     securitized or sold                              $   1,891,075       $   2,278,633      $     1,357,564
   ------------------------------------------------------------------------------------------------------------

(1) Included in commercial fundings were $228.6 million, $49.2 million and none of multifamily construction loans closed during years ended December 31, 1998, 1997 and 1996, respectively. Only the amount drawn for these loans of $46.1 million is included in the balance of the loans held for securitization at December 31, 1998.
(2) Secured by automobile installment contracts.


During 1998, the Company funded $674.1 million of commercial loans consisting of $415.0 million of multifamily loans (of which $228.6 million were construction/permanent loans), and $259.1 million in other types of commercial loans. The majority of the multifamily loans funded in 1998 consist of mortgage loans on properties that have been allocated low income housing tax credits. The Company initiated a construction/permanent lending program on multifamily properties in the fourth quarter of 1997. The majority of such construction/permanent loans is related to mortgage loans securing tax-exempt bonds. Other types of commercial loans consist primarily of loans on office buildings, retail centers, limited service hotels/motels, healthcare facilities and light industrial space. As of December 31, 1998, commitments to fund commercial loans were approximately $751.9 million. Additionally, the Company securitized $433.7 million of its commercial loan production through a collateralized bond issuance in December 1998.

During 1998, the Company funded $483.0 million of manufactured housing loans and as of December 31, 1998, had commitments outstanding to fund $71.1 million of such loans. The Company securitized a total of $323.3 million of its manufactured housing production through the issuance of collateralized bonds during 1998.

The Company's specialty finance businesses funded $196.2 million during 1998. Such fundings principally included the purchase and leaseback of $129.1 million of model homes and the acquisition of $62.7 million of property tax receivables. The Company securitized a total of $86.0 million of its property tax receivables through the issuance of collateralized bonds during 1998.

During 1998, the Company purchased $149.2 million of funding notes secured by automobile installment contracts pursuant to its agreement with AutoBond.

At December 31, 1998, the Company owned the right to call $0.8 billion of securities previously issued by the Company once the outstanding balance of such securities reaches 10% or less of the original amount issued. During 1998, the Company exercised its call rights on $455.7 million of such securities, of which $452.1 million were included in new securitizations during 1998.

Additionally, during 1998, the Company purchased $562.0 million of single family adjustable-rate ("ARM") loans through bulk purchases. The Company may continue to purchase single family loans on a bulk basis to the extent, that upon securitization, such purchases would generate a favorable return to the Company on a proforma basis. All of the single family ARM loans purchased were securitized through the issuance of collateralized bonds in 1998.

Commercial Mortgage Lending Operations

The Company originally entered the commercial market in 1992 as a multifamily lender focused on multifamily mortgage loans secured by apartment properties that qualified for low-income housing tax credits ("LIHTCs") under Section 42 of the Internal Revenue Code. Since 1992, the Company has funded or provided loan commitments for approximately $1.8 billion of LIHTC communities nationwide. The Company believes that it is one of the country's leading LIHTC lenders, with an estimated market share of 15%. In 1997, the Company broadened its commercial mortgage lending beyond LIHTC apartment properties to include apartment properties that have not received LIHTCs, assisted living and retirement housing, limited service hotels/motels, office buildings, retail shopping strips and centers and light industrial buildings. The Company's expansion into non-multifamily commercial lending during 1997 was due to several factors: (i) to increase volume to expedite securitizations, (ii) to capitalize on the underwriting, closing and servicing infrastructure that the Company already had in place, and (iii) to benefit in the securitization rating levels from a more diversified pool of loans. Historically, the commercial loans have been combined with the multifamily loans and securitized through the issuance of collateralized bonds.

LIHTC Lending
For property owners to comply with the LIHTC regulations, owners must "set aside" at least 20% of the units for rental to families with income of 50% or less of the median income for the locality as determined by the Department of Housing and Urban Development ("HUD"), or at least 40% of the units to families with income of 60% or less of the HUD median income. Most owners elect the "40-60 set-aside" and designate 100% of the units in the project as LIHTC units. Additionally, rents cannot exceed 30% of the annual HUD median income adjusted for the unit's designated "family size."

Generally, the LIHTCs are sold by the developers to investors prior to construction in order to provide equity for the project. The sale of the LIHTCs typically provides funds equal to approximately 50% of the construction costs of the project. The multifamily loans made by the Company normally fund the difference between the project cost (including a fee to the developer) and the funds generated from the sale of the LIHTCs. The average principal balance of LIHTC loans originated in 1998 was $3.6 million, ranging in size from $1.0 million to $8.0 million. The multifamily mortgage loans originated by the Company are sourced through direct relationships with the developers and syndicators of LIHTCs.

Multifamily  Construction/Permanent  Lending
As a part of its product expansion efforts during 1997, the Company began offering a multifamily construction/permanent loan program for LIHTC properties. The construction loans range in size from $1.0 million to $15.0 million with a loan-to-value of 80% (85% in the case of a tax-exempt bond) or less of the appraised property value. The Company underwrites each property to its required debt service coverage and loan-to-value levels, and serves as the construction loan administrator on each property.

Tax-exempt Bonds
The Company facilitates the issuance of tax-exempt multifamily housing bonds, the proceeds of which are used to fund mortgage loans on multifamily properties. The Company enters into standby commitment agreements whereby the Company is required to pay principal and interest to the bondholders in the event there is a payment shortfall on the underlying mortgage loans. In addition, the Company is required to purchase the bonds if such bonds are not able to be remarketed by the remarketing agent. The bonds are remarketed in the tax-exempt market generally every seven days. The Company has obtained letters of credit to support its obligations in amounts equal $144.2 million at December 31, 1998.

Other Commercial Lending
The Company sources commercial loans through direct relationships with developers, property owners and on a selected basis from commercial mortgage bankers. The Company's underwriting guidelines for other commercial mortgage loans are generally consistent with rating agency and investor requirements. The other commercial mortgages primarily have fixed interest rates with loan sizes that generally vary from $2.0 million to $20 million. The product types include mainly office buildings, limited service hotels/motels, industrial warehouse, distribution centers, retirement homes and retail properties.

Underwriting Guidelines
The Company underwrites all commercial mortgage loans it originates. Among other criteria, the Company underwrites each loan to a specific minimum debt service coverage ratio relative to the property's net cash flow, with a maximum loan to value of 80% of appraised value, except for multifamily properties relating to tax-exempt bonds, which have a maximum loan-to-value of 85%. The Company's underwriting criteria are designed to assess the particular property's current and future capacity to make all debt service payments on a current basis and to ensure that adequate collateral value exists to support the loan. With the exception of LIHTC properties, an internal loan committee approves all loans, with a majority of its members not directly related to the commercial loan production function.

New Commitments

Due to the disruption in the commercial mortgage-backed securities market during the fourth quarter of 1998, the Company has decided not to issue new commitments for commercial loans for the foreseeable future unless such loan can be sold or placed with an investor upon funding, with the Company retaining the servicing rights. The Company still plans to securitize the majority of its commercial loans held for securitization and those for which commitments have already been issued.

Manufactured Housing Lending Operations

The Company has been funding manufactured housing loans since 1996. The Company believes the manufactured housing lending market is growing as a result of strong customer demand. The market for loans on new manufactured homes is approximately $14 billion annually, and is expected to continue growing as shipments of multi-section homes relative to single-section homes increases and average loan size increases. The manufactured home is gaining greater market acceptance as the product's quality improves and its affordability remains attractive versus site built housing.

A manufactured home is distinguished from a traditional single family home in that the housing unit is constructed in a plant, transported to the site and secured to a pier or a foundation, whereas a single family home is built on the site. The majority of the manufactured housing loans are in the form of a consumer installment loan (i.e., a personal property loan) in which the borrower rents or owns the land underlying the manufactured home. However, an increasing percentage of these loans are in the form of a "land/home" loan, (i.e., a first lien mortgage loan) in which the loan is secured by both the land and the manufactured home. The Company offers both fixed and adjustable rate loans with terms ranging from 7 to 30 years. As of December 31, 1998, the Company had $197.1 million in principal balance of manufactured housing loans in inventory and had commitments outstanding of approximately $71.1 million. During 1998, the average funded amount per loan was approximately $45,100. To date, approximately 97% of the Company's loan fundings have been fixed interest rate loans.

The Company has two primary distribution channels -- its dealer network and direct lending. Substantially all new manufactured homes are sold through manufactured housing dealers. Approximately 90% of these homes are financed. There are over 7,000 manufactured housing dealers operating in the United States, many with multiple sales locations. As of December 31, 1998, the Company had 1,460 approved dealers with 3,167 sales locations.

The Company services its dealer network through its home office in Virginia and its five regional offices located in North Carolina, Georgia, Texas, Ohio and Washington. The Company also has four district sales offices. Each regional office supports three to four district sales managers who establish and maintain relationships with manufactured housing dealers. By using the home/regional/district office structure, the Company has created a decentralized customer service and loan origination organization with centralized controls and support functions. The Company believes that this approach also provides the Company with a greater ability to maintain customer service, to respond to market conditions, to enter and exit local markets and to test new products.

The Company established its direct lending operations in Glen Allen, Virginia during 1998. Through this facility, the Company offers to owners of manufactured homes the opportunity to refinance their existing manufactured home loan.
Potential borrowers are sourced in a variety of ways including direct mail, telemarketing, advertising and relationships with park owners, developers of manufactured housing communities, manufacturers of manufactured homes, brokers and correspondents.

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

Underwriting Guidelines The Company underwrites 100% of the manufactured housing loans it originates. The loans are underwritten at the regional offices based on guidelines established by the home office. Home office approvals are required when loan amounts exceed specified lines of credit authority. Turnaround for approvals to the dealer is generally within four to twenty-four hours, with fundings usually within twenty-four to forty eight hours of receipt of complete documentation.

As the majority of the Company's manufactured housing loan production comes from its dealer base, the Company has a dealer approval process that must be completed before the Company can accept loan applications from a dealer. The Company's dealer qualification criteria includes minimum equity requirements, minimum years of experience for principal officers, acceptable historical financial performance and various business references. The dealer application package is submitted by the dealer to the regional office manager for review and approval.

Because of the decentralized nature of the Company's manufactured housing business, in addition to the Company's underwriting process and dealer approval program, the Company also performs regional and district office reviews on a frequent basis to ensure that required procedures are being followed. These reviews include the collections area, the remarketing of foreclosed or repossessed homes, underwriting, dealer performance and quality control. The periodic regional quality control reviews are performed to ensure that the underwriting guidelines are consistently applied. The Company also performs audits on a sample of customers both before and after funding of the loan.

Specialty Finance

Model Home Sales/Leaseback.
The Company provides financing to single family home builders through a sale/leaseback program in which the Company purchases single family homes from builders and the builders simultaneously lease back the homes for use as models. The Company has an appraisal performed on each home and limits the amount of the loan or purchase price for the homes to a predetermined percentage of each home's appraised value. Upon expiration of the lease period, the Company sells the home to a third-party buyer. The lease terms are generally 12-24 months and can be extended at the option of the builder upon approval of the Company. During 1998, through a subsidiary of DHI, the Company purchased and simultaneously leased to builders $129.1 million of model homes. At December 31, 1998, the Company had $183.0 million of model homes on lease to 28 builders throughout the United States and Mexico.

Property Tax  Receivables.
Since 1993, the Company has been involved in the purchase and management of property tax receivables from various state and local jurisdictions. A property tax receivable is a delinquent tax on real property that has a lien status superior to any mortgage (and most other liens) on the property. As a result, the property tax receivables generally have a very low "lien-to-value". Various jurisdictions sell these property tax receivables to investors, as the private sector is more efficient and better equipped to collect the taxes and to get the properties back on the tax rolls. The Company offers payment plans to taxpayers in order to assist them in bringing their property taxes current. In the event the taxpayer does not pay the property tax receivable, the Company has the right to foreclose on the property to recover the amount of the tax and associated costs. Over 80% of the property tax receivables are on single family residential properties. The Company has established local offices responsible for collecting the property tax receivables, and if necessary, foreclosing on the properties in the event that the collection efforts fail. During 1998, the Company purchased $62.7 million of property tax receivables. At December 31, 1998, the Company had $7.1 million of property tax receivables held for securitization.

Single Family Lending

Pursuant to the terms of the sale of the Company's single family mortgage operations to a subsidiary of Dominion Resources, Inc. during the second quarter of 1996, the Company is precluded from originating or purchasing certain types of single family loans through a wholesale or correspondent network through April, 2001. However, the Company may purchase any type of single family loans on a bulk basis, i.e., in blocks of $25 million or more, and may originate loans on a retail basis. During 1998, the Company purchased $562.0 million of single family, "A" quality loans through such bulk loan purchases and securitized the entire amount.

Asset Servicing

During 1996, the Company established the capability to service both commercial and manufactured housing loans funded through its production operations. The purpose of servicing the loans funded through the production operations is to manage the Company's credit exposure more effectively while the loans are held for securitization, as well as to limit the credit exposure that is usually retained when the Company securitizes the pool of loans. The commercial servicing function is located in Glen Allen, Virginia and includes collection and remittance of principal and interest payments, administration of tax and insurance accounts, management of the replacement reserve funds, collection of certain insurance claims and, in the event of default, the workout of such situations through either a modification of the loan or the foreclosure and sale of the property. As of December 31, 1998, the Company had a commercial servicing portfolio totaling $1.1 billion. There were no delinquencies in the commercial loan servicing portfolio as of December 31, 1998.

The manufactured housing servicing function is operated in Fort Worth, Texas. As the servicer of manufactured housing loans, the Company is responsible for the collection and remittance of monthly principal and interest payments, administration of taxes and insurance for land/home loans, and if the loan defaults, the resolution of the defaulted loan through either a modification of the loan or the repossession/foreclosure and sale of the related property. With manufactured housing loans, minimizing the time between the date the loan goes in default and the time that the manufactured home is repossessed/foreclosed and sold is critical to mitigating losses on these loans. The Company's servicing portfolio of manufactured housing loans totaled $714.0 million at December 31, 1998. On such date, 60 day and over delinquencies, including repossessions/foreclosures, were 1.3%.

The Company services the model homes it purchases and leases back to the applicable builder. At December 31, 1998, 3.0% of the model homes had been off lease for greater than 60 days.

During  1997,  the  Company  established  a servicing  function  in  Pittsburgh,
Pennsylvania, to manage the collection of the Company's property tax receivables. The Company's responsibilities as servicer include contacting property owners, collecting voluntary payments, and foreclosing, rehabilitating and selling remaining properties if collection efforts fail. As of December 31, 1998, the Company had a servicing portfolio of $77.3 million of property tax receivables in seven states.

The Company has acquired pools of mortgage loans from other companies who have retained the rights to service those loans purchased by the Company. As servicer, these companies are required to collect and remit loan payments, make required advances, account for principal and interest, hold escrows, make required inspections of properties, contact delinquent borrowers and supervise the foreclosures and property dispositions. If a servicer breaches certain of its representations or warranties to the Company, the Company has the right to terminate the servicing rights of such servicer and assign those rights to another servicer.

Securitization Strategy

The Company primarily uses funds provided by its senior notes, bank borrowings, repurchase agreements and equity to finance loan production when loans are initially funded. When a sufficient volume of loans is accumulated, generally between $300 million and $1 billion in principal amount, the loans are securitized through the issuance of mortgage or asset-backed securities in the form of collateralized bonds. The length of time between when the Company commits to fund the loan and when it securitizes the loan varies depending on certain factors, including the length of the loan commitment (the Company has committed to fund various commercial and multifamily loans on a forward-basis), the loan volume by product type, market forces (e.g., whether there exists in the market place sufficient purchasers of these types of mortgage or asset-backed securities), and variations in the securitization process. In a worst case scenario, the Company may be unable to securitize the loans as a result of adverse market conditions. Though the Company utilizes primarily committed facilities to finance its loan production prior to securitization, in such a scenario, the Company may have to sell loans at losses in order to repay these facilities.

The Company is also subject to various risks due to potential interest rate fluctuations during the period of time after the Company commits to fund a loan at a pre-determined interest rate until such loan is ultimately securitized. Relative to its current loan fundings which are predominantly fixed-rate, the Company is exposed to an increase in absolute rates, as well as a change in the market spread to the index on which such loans were priced at origination ("spread risk"). Generally, the Company attempts to mitigate the risk of an increase in absolute rates through the use of hedging strategies. The Company does not attempt to hedge spread risk. The Company seeks to utilize interest rate agreements whose price sensitivity has very close inverse correlation to the price sensitivity of the related loans resulting from changes in interest rates. For manufactured housing loans and the commercial loans, the instrument which has historically demonstrated close inverse correlation is forward sales of similar duration Treasury securities and futures on Treasury securities (collectively, "Treasury securities"). Although, Treasury securities may protect the Company's portfolio of manufactured housing and commercial loans against fluctuation of short-term interest rates, such hedging activities may not always result in precise inverse correlation to changes in values of the underlying loans. The lack of exact inverse correlation is due to such factors as changes in the relative pricing discount between mortgage or asset backed securities and Treasury securities, and perceived credit risks between the instruments. To the extent any changes in the value of the instruments used to hedge the risk of interest rate fluctuations do not inversely correlate precisely to the risks affecting the value of the Company's loan portfolio, the financial performance of the Company could be positively or negatively impacted.

Since late 1995, the Company's predominate securitization structure has been collateralized bonds. Generally, for accounting and tax purposes, the loans and securities financed through the issuance of collateralized bonds are treated as assets of the Company, and the collateralized bonds are treated as debt of the Company. The Company earns the net interest spread between the interest income on the securities and the interest and other expenses associated with the collateralized bond financing. The net interest spread is directly impacted by the levels of prepayments of the underlying mortgage loans and, to the extent collateralized bond classes are variable-rate, may be affected by changes in short-term rates. The Company retains an investment in the collateralized bonds, typically referred to as the overcollateralization.

Master Servicing

The Company performs the function of master servicer for certain of the securities it has issued, including all of the securities it has issued since 1995. The master servicer's function typically includes monitoring and reconciling the loan payments remitted by the servicers of the loans, determining the payments due on the securities and determining that the funds are correctly sent to a trustee or investors for each series of securities. Master servicing responsibilities also include monitoring the servicers' compliance with its servicing guidelines. As master servicer, the Company is paid a monthly fee based on the outstanding principal balance of each such loan master serviced or serviced by the Company as of the last day of each month. As of December 31, 1998, the Company master serviced $4.0 billion in securities.



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

Credit Quality. Excluding certain securities where the risk is primarily the rate of prepayments and not credit, 92% of the Company's investments relate to securities rated AA or AAA by at least one rating agency. These ratings are based on AAA rated bond insurance, mortgage pool insurance or subordination. On securities where the Company has retained a portion of the credit risk below the investment grade level (BBB), the Company's exposure to credit losses (net of discounts, reserves and third party guarantees) million below investment grade level was $159.7 as of December 31, 1998.

Composition. The following table presents the balance sheet composition of the investment portfolio by investment type and the percentage of the total investments as of December 31, 1998 and 1997.

----------------------------------------------------------------------------------------------------------
                                                                   As of December 31
                                                          1998                           1997
                                             -------------------------------------------------------------
(amounts in thousands)                           Balance        % of Total       Balance       % of Total
----------------------------------------------------------------------------------------------------------

Investments:
   Collateral for collateralized bonds        $  4,293,528          86%        $  4,375,561        84%
   Securities:
     Funding notes                                 122,009           3                    -         -
     Adjustable-rate mortgage securities            47,728           1              387,910         7
     Fixed-rate mortgage securities                 28,981           1               23,065         -
     Derivative and residual securities             18,894           -              104,526         2
   Other investments                                56,743           1               85,989         2
Loans held for securitization                      388,782           8              233,958         5
---------------------------------------------------------------------------------------------------------

       Total investments                      $  4,956,665         100%        $  5,211,009       100%
---------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds. Collateral for collateralized bonds represents the single largest investment in the Company's portfolio. Collateral for collateralized bonds is composed primarily of debt securities backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family homes, fixed-rate mortgage loans secured by multifamily residential housing properties and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title, and property tax receivables. Interest margin on the net investment in collateralized bonds (defined as the principal balance of collateral for collateralized bonds less the principal balance of the collateralized bonds outstanding) is derived primarily from the difference between (i) the cash flow generated from the collateral pledged to secure the collateralized bonds and
(ii) the amounts required for payment on the collateralized bonds and related insurance and administrative expenses. Collateralized bonds are generally non-recourse to the Company. The Company's yield on its net investment in collateralized bonds is affected primarily by changes in interest rates and prepayment rates and, to a lesser extent, credit losses on the underlying loans. The Company may retain for its investment portfolio certain classes of the collateralized bonds issued and pledge such classes as collateral for repurchase agreements.

Funding notes. Funding notes consist of fixed-rate securities secured by fixed rate automobile installment contracts made to borrowers with limited access to traditional sources of credit. Such funding notes were purchased from a limited purpose subsidiary of AutoBond . The Company finances a portion of the funding notes through the use of a committed credit facility. The Company may securitize the funding notes in the future.

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

Derivative and residual securities. Derivative and residual securities consist primarily of interest-only securities ("I/Os"), principal-only securities ("P/Os") and residual interests which were either purchased or were created through the Company's production operations. An I/O is a class of a collateralized bond or a mortgage pass-through security that pays to the holder substantially all interest. A P/O is a class of a collateralized bond or a mortgage pass-through security that pays to the holder substantially all principal. Residual interests represent the excess cash flows on a pool of mortgage collateral after payment of principal, interest and expenses of the related mortgage-backed security or repurchase arrangement. Residual interests may have little or no principal amount and may not receive scheduled interest payments. Included in the residual interests at December 31, 1998 was $21.9 million of equity ownership in residual trusts which own collateral financed with repurchase agreements, which had a fair value of $8.3 million. The Company's borrowings against its derivative and residual securities is limited by certain loan covenants to 3% of shareholders' equity. The yields on these securities are affected primarily by changes in prepayment rates and by changes in short-term interest rates.

Other investments. Other investments consists primarily of corporate bonds, an installment note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996, property tax receivables, and manufactured housing inventory lines of credit.

Loans held for securitization. Loans held for securitization consist primarily of loans originated or purchased through the Company's production operations. During the accumulation period, the Company is exposed to risks of interest rate fluctuations and may enter into hedging transactions to reduce the change in value of such loans caused by changes in interest rates. The Company is also at risk for credit losses on these loans during accumulation. This risk is managed through the application of loan underwriting and risk management standards and procedures and the establishment of reserves.

Risks

The Company is exposed to several types of risks inherent in its investment portfolio. These risks include credit risk (inherent in the loans before securitization and the security structure after securitization), prepayment/interest rate risk (inherent in the underlying loan) and margin call risk (inherent in the security if it is used as collateral for recourse borrowings).

Credit Risk. Credit risk is the risk of loss to the Company from the failure by a borrower (or the proceeds from the liquidation of the underlying collateral) to fully repay the principal balance and interest due on a loan. A borrower's ability to repay, or the value of the underlying collateral, could be negatively influenced by economic and market conditions. Such conditions could be global, national, regional or local in nature. When a loan is funded and becomes part of the Company's investment portfolio, the Company has all of the credit risk on the loan should it default. Upon securitization of the pool of loans, the credit risk retained by the Company is generally limited to the net investment in collateralized bonds and subordinated securities; however, if losses are experienced more rapidly due to market conditions than the Company has provided for in its reserves, the Company may be required to provide for additional amounts of reserves for such losses.

The Company began to retain a portion of the credit risk on securitized mortgage loans in 1994 as mortgage pool insurance became less available in the market and as the Company diversified into other products. To the extent the Company has credit exposure on a pool of loans after securitization, the Company will generally utilize its servicing capabilities in an effort to better manage its credit exposure. The Company evaluates and monitors its exposure to credit losses and has established reserves and discounts for probable credit losses based upon anticipated future losses on the loans, general economic conditions and historical trends in the portfolio. As of December 31, 1998, the Company's credit exposure (net of discounts, reserves and guarantees from a third party) on securities rated below investment grade or as to overcollateralization (excluding funding notes, other investments and loans held for securitization) was $159.7 million or 35% of total equity. The reserve relating to loans held for securitization was $0.4 million or 0.11% of total loans held for securitization at December 31, 1998.

Prepayment/Interest Rate Risk. The interest rate environment may also impact the Company. For example, in a rapidly rising rate environment, the Company's net interest margin may be reduced, as the interest cost for its funding sources (collateralized bonds, repurchase agreements, and committed lines of credit) could increase more rapidly than the interest earned on the associated asset financed. The Company's funding sources are substantially based on one-month LIBOR and reprice monthly, while the associated assets are principally six-month LIBOR or one-year Constant Maturity Treasury ("CMT") based and generally reprice every six-to-twelve months. In a declining rate environment, net interest margin may be enhanced for the opposite reasons. However, in a period of declining interest rates, loans in the investment portfolio will generally prepay more rapidly (to the extent that such loans are not prohibited from prepayment), which may result in additional amortization expense of asset premium. In a flat yield curve environment (i.e., when the spread between the yield on the one-year Treasury and the yield on the ten-year Treasury is less than 1.0%), single-family ARM loans tend to rapidly prepay, causing additional amortization of asset premium. In addition, the spread between the Company's funding costs and asset yields would most likely compress, causing a further reduction in the Company's net interest margin. Lastly, the Company's investment portfolio may shrink, or proceeds returned from prepaid assets may be invested in lower yielding assets. The severity of the impact of a flat yield curve to the Company would depend on the length of time the yield curve remained flat.

The Company strives to structure its investment portfolio to provide stable spread income in a variety of prepayment and interest rate scenarios. To manage prepayment risk (i.e. from a decline in long-term rates on fixed rate assets, or a flattening or inverse yield curve as to ARM assets), the Company minimizes the amount of "interest-only" investments or premium on assets. The Company has, in aggregate, $33.2 million of asset premium relating to assets with prepayment lockouts or yield maintenance provision for at least seven years, and $33.0 million of asset premium on its remaining assets. In addition, future earnings may be lower as a result of the reduction in the interest earning assets from increased prepayment speeds.

The Company also views its hedging activities as a tool to manage interest rate risk. As mentioned previously, the Company finances its adjustable-rate assets, which primarily reprice typically every six months based on six-month LIBOR and one-year CMT and typically are limited to an interest rate adjustment of 1% increase every six months or a 2% increase every twelve months, with borrowings that reprice monthly indexed to one-month LIBOR and have no periodic caps. To manage the periodic interest rate risk associated with the Company's borrowings to the extent that interest rates rise more than 1% in a six-month period, the Company has entered into an interest rate swap agreement that has effectively capped the increase in the borrowing costs on $1.02 billion of borrowings to 1% during any six-month period. The terms of the swap are such that the Company pays the lesser of current six-month LIBOR, or six-month LIBOR, in effect 180 days prior plus 1%, and receives current six-month LIBOR. As this is an interest rate swap agreement, the Company recognizes the net additional interest income or expense from the interest rate swap as an adjustment to interest expense recognized on the borrowings. As the adjustable-rate assets also have lifetime interest rate caps, the Company has also purchased $1.6 billion in interest rate cap agreements (with contracted rates between 8% and 11.5% based on one-month LIBOR, six-month LIBOR and one-year CMT) to provide the Company with additional cash flow should short-term rates rise significantly.

Margin Call Risk. The Company uses repurchase agreements to finance a portion of its investment portfolio. Margin call risk is the risk that the Company will be required to provide additional collateral to the counterparties of its secured recourse borrowings should the value of the asset pledged as collateral for the recourse borrowings decline. Generally, the Company pledges only investment grade rated securities or whole loans as collateral for recourse borrowings. The value of the pledged security or loan is impacted by a variety of factors, including the perceived credit risk of the security or loan, the type and performance of the underlying loans in the security, current market volatility, and the general amount of liquidity in the market place for the asset financed. In instances where market volatility is high, there are credit issues on the collateral, or where overall liquidity in the market has been reduced, the Company may experience margin calls from its lenders. Depending on the Company's current liquidity position, the Company may be forced to sell assets to meet margin calls, which may result in losses. The Company attempts to manage its margin call risk, and thereby limit is liquidity risk, by limiting the amount of its recourse borrowings to less than 2.5 times equity, and maintaining what it believes historically to be sufficient liquidity. Occasionally recourse borrowings will exceed 2.5 times equity based on loan production and the Company's timing relating to a loan securitization.

The Company has established a target equity requirement for each type of investment to take into account the price volatility and liquidity of each such investment. The Company models and plans for the margin call risk related to its repurchase borrowings through the use of an option-adjusted spread model to calculate the projected change in market value of its investments that are pledged as collateral for repurchase borrowings under various adverse scenarios. The Company generally strives to maintain enough immediate or available liquidity to meet margin call requirements if short-term interest rates increased up to 300 basis points over a one-year period. As of December 31, 1998, the Company had total repurchase agreements outstanding of $528.3 million, secured by collateralized bonds retained, ARM securities, fixed-rate mortgage securities, derivative and residual securities, other investments and loans held for securitization at their market values of $348.5 million, $49.5 million, $26.8 million, $6.1 million, $25.0 million and $157.9 million, respectively.

The Company also has liquidity risk inherent to its investment in certain residual trusts. These trusts are subject to margin calls and the Company, at its option, may provide additional equity to the trust to meet the margin call. Should the Company not provide the additional equity, the assets of the trust could be sold to meet the trusts' obligations, resulting in a potential loss to the Company. At December 31, 1998, the total amount of such investments was $21.9 million.

Since 1996, the Company has structured all of its securitizations as non-recourse collateralized bonds, with the financing, in effect, incorporated into the bond structure. This structure eliminates the need for repurchase agreements on such collateral, and consequently eliminates the margin call risk and to a lesser degree the interest rate risk. During 1998 and 1997, the Company issued approximately $2.0 billion and $2.6 billion, respectively, in collateralized bonds. The Company plans to continue to use collateralized bonds as its primary securitization vehicle.


                        FEDERAL INCOME TAX CONSIDERATIONS

General

Dynex REIT believes it has complied and, intends to comply in the future, with the requirements for qualification as a REIT under the Internal Revenue Code (the Code). To the extent that Dynex REIT qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed to shareholders. DHI and its subsidiaries, which conduct the production operations, are not qualified REIT subsidiaries and are not consolidated with Dynex REIT for either tax or financial reporting purposes. Consequently, DHI and subsidiaries' taxable income is subject to federal and state income taxes. Dynex REIT will include in taxable income amounts earned by DHI only when DHI remits its after-tax earnings in the form of a dividend to Dynex REIT.

The REIT rules generally require that a REIT invest primarily in real estate-related assets, that its activities be passive rather than active and that it distribute annually to its shareholders substantially all of its taxable income. Dynex REIT could be subject to income tax if it failed to satisfy those requirements or if it acquired certain types of income-producing real property. Although no complete assurances can be given, Dynex REIT does not expect that it will be subject to material amounts of such taxes.

Failure to satisfy certain Code requirements could cause Dynex REIT to lose its status as a REIT. If Dynex REIT failed to qualify as a REIT for any taxable year, it would be subject to federal income tax (including any applicable alternative minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders. As a result, the amount of after-tax earnings available for distribution to shareholders would decrease substantially. While the Board of Directors intends to cause Dynex REIT to operate in a manner that will enable it to qualify as a REIT in future taxable years, there can be no certainty that such intention will be realized.

Qualification of the Company as a REIT

Qualification as a REIT requires that Dynex REIT satisfy a variety of tests relating to its income, assets, distributions and ownership. The significant tests are summarized below.

Sources of Income. To continue qualifying as a REIT, Dynex REIT must satisfy two distinct tests with respect to the sources of its income: the "75% income test" and the "95% income test". The 75% income test requires that Dynex REIT derive at least 75% of its gross income (excluding gross income from prohibited transactions) from certain real estate-related sources. In order to satisfy the 95% income test, 95% Dynex REIT's gross income for the taxable year must consist either of income that qualifies under the 75% income test or certain other types of passive income.

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

Distributions. With respect to each taxable year, in order to maintain its REIT status, Dynex REIT generally must distribute to its shareholders an amount at least equal to 95% of the sum of its "REIT taxable income" (determined without regard to the deduction for dividends paid and by excluding any net capital gain) and any after-tax net income from certain types of foreclosure property minus any "excess noncash income." The Code provides that distributions relating to a particular year may be made in the following year, in certain circumstances. Dynex REIT will balance the benefit to the shareholders of making these distributions and maintaining REIT status against their impact on the liquidity of Dynex REIT. In an unlikely situation, it may benefit the shareholders if Dynex REIT retained cash to preserve liquidity and thereby lose REIT status.

Ownership. In order to maintain its REIT status, Dynex REIT must not be deemed to be closely held and must have more than 100 shareholders. The closely held prohibition requires that not more than 50% of the value of Dynex REIT's outstanding shares be owned by five or fewer persons at anytime during the last half of Dynex REIT's taxable year, The more than 100 shareholder rule requires that Dynex REIT have at least 100 shareholders for 335 days of a twelve-month taxable year. In the event that Dynex REIT failed to satisfy the ownership requirements Dynex REIT would be subject to fines and required to take curative action to meet the ownership requirements in order to maintain its REIT status.

For federal income tax purposes, Dynex REIT is required to recognize income on an accrual basis and to make distributions to its shareholders when income is recognized. Accordingly, it is possible that income could be recognized and distributions required to be made in advance of the actual receipt of such funds by Dynex REIT. The nature of Dynex REIT's investments is such that it expects to have sufficient assets to meet any federal income tax distribution requirements.

Taxation of Distributions by Dynex REIT

Assuming that Dynex REIT maintains its status as a REIT, any distributions that are properly designated as "capital gain dividends" will generally be taxed to shareholders as long-term or mid-term capital gains, regardless of how long a shareholder has owned his shares. Any other distributions out of Dynex REIT's current or accumulated earnings and profits will be dividends taxable as ordinary income. Distributions in excess of Dynex REIT's current or accumulated earnings and profits will be treated as tax-free returns of capital, to the extent of the shareholder's basis in his shares and, as gain from the disposition of shares, to the extent they exceed such basis. Shareholders may not include on their own tax returns any of Dynex REIT ordinary or capital losses. Distributions to shareholders attributable to "excess inclusion income"' of Dynex REIT will be characterized as excess inclusion income in the hands of the shareholders. Excess inclusion income can arise from Dynex REIT's holdings of residual interests in real estate mortgage investment conduits and in certain other types of mortgage-backed security structures created after 1991. Excess inclusion income constitutes unrelated business taxable income ("UBTI") for tax-exempt entities (including employee benefit plans and individual retirement accounts) and it may not be offset by current deductions or net operating loss carryovers. In the unlikely event that Dynex REIT's excess inclusion income is greater than its taxable income, Dynex REIT's distribution would be based on Dynex REIT's excess inclusion income. Dividends paid by Dynex REIT to organizations that generally are exempt from federal income tax under Section 501(a) of the Code should not be taxable to them as UBTI except to the extent that (i) purchase of shares of Dynex REIT was financed by "acquisition indebtedness" or (ii) such dividends constitute excess inclusion income. In 1998, Dynex REIT's excess inclusion income was de minimus.

Taxable Income

Dynex REIT uses the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with GAAP. These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. For the year ended December 31, 1998, Dynex REIT's estimated taxable income was approximately $44.2 million.

                                   REGULATION

As an approved mortgage and consumer loan originator and servicer, the Company is subject to various federal and state regulations. A violation of such regulations may result in the Company losing its ability to originate mortgage and consumer loans in the respective jurisdiction.

The rules and regulations applicable to the production operations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Certain of the Company's funding activities are subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company's servicing activities are also subject to, among other laws, the Fair Credit Reporting Act and the Fair Debt Collections Practices Act.

Additionally, there are various state and local laws and regulations affecting the production and servicing operations. The production operations are licensed in those states requiring such a license. Production operations may also be subject to applicable state usury statutes. The Company believes that it is in material compliance with all material rules and regulations to which it is subject.

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

                                    EMPLOYEES

As of December 31, 1998, the Dynex REIT had 54 employees and DHI had 299 employees.

Item 2.    PROPERTIES

The Company's executive and administrative offices and operations offices are both located in Glen Allen, Virginia, on properties leased by the Company which consist of approximately 32,000 square feet. The address is 10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia 23060. The lease expires in 2003. DHI and subsidiaries also occupy space located in Glen Allen, Virginia; Vancouver, Washington; Cincinnati, Ohio; Houston, Texas; Atlanta, Georgia; Fort Worth, Texas; Charlotte, North Carolina; Columbia, South Carolina; Troy, Michigan; and Pittsburgh, Pennsylvania. These locations consist of approximately 66,000 square feet, and the leases associated with these properties expire in 1999 through 2003.

Item 3.    LEGAL PROCEEDINGS

On March 20, 1997, American Model Homes ("Plaintiff") filed a complaint against the Company in Federal District Court in the Central District of California alleging that the Company, among other things, misappropriated Plaintiff's trade secrets and confidential information in connection with the Company's establishment of its model home lending business. The case was transferred to the US District Court for the Eastern District of Virginia, which dismissed this complaint with prejudice on February 20, 1998. The plaintiffs had appealed the Court's decision to the Fourth Circuit Court of Appeals. The Fourth Circuit Court of Appeals denied this appeal on February 24, 1999.

     On February 8, 1999, AutoBond, AutoBond Master Funding Corporation V ("Funding"), and its three principal common shareholders (collectively, the "Plaintiffs") commenced an action in the District Court of Travis County, Texas (250th Judicial District) against the Company and James Dolph (collectively, the "Defendants") alleging that the Company breached the terms of the Credit Agreement, dated June 9, 1998, by and among AutoBond, Funding and the Company. The Plaintiffs also allege that the Company and Mr. Dolph conspired to misrepresent and mischaracterize AutoBond's credit underwriting criteria and its compliance with such criteria with the intention of interfering and causing actual damage to AutoBond's business, prospective business and contracts. In addition to actual, punitive and exemplary damages, the Plaintiffs also seek injunctive relief compelling the Company to fund immediately all advances due AutoBond under the Credit Agreement. The Company believes AutoBond's claims are without merit and intends to defend against them vigorously. The Company filed a complaint against the Plaintiffs in the United States District Court for the Eastern District of Virginia (Richmond District) seeking declaratory relief and damages.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

Dynex Capital, Inc.'s common stock is traded on the New York Stock Exchange under the trading symbol DX. The common stock was held by approximately 3,950 holders of record as of February 28, 1998. During the last two years, the high and low closing stock prices and cash dividends declared on common stock, adjusted for the two-for-one stock split effective May 5, 1997, were as follows:


-------------------------------------------- -------------- ------------- ---------------
                                                                               Cash
                                                                             Dividends
                                                 High           Low          Declared
-------------------------------------------- -------------- ------------- ---------------

1998:
   First quarter                             $  13 5/8      $  11 3/16        $0.30
   Second quarter                               12 1/2          9 1/2          0.30
   Third quarter                                11 1/2          7 5/8          0.25
   Fourth quarter                                8 5/16         4 1/16            -

1997:
   First quarter                             $  15 11/16    $  12 3/4         $0.325
   Second quarter                               15 1/2         12 13/16        0.335
   Third quarter                                15 5/16        13 1/8          0.345
   Fourth quarter                               14 13/16       13 1/16         0.350
-------------------------------------------- -------------- ------------- ---------------

Item 6.    SELECTED FINANCIAL DATA
(amounts in thousands except share data)

----------------------------------------------------------------------------------------------------------------------------
  Years ended December 31,                                   1998         1997         1996         1995         1994
----------------------------------------------------------------------------------------------------------------------------

  Net interest margin                                    $  66,538    $  83,454    $  73,750    $  41,778    $   40,225
  Permanent impairment on AutoBond assets                  (17,632)           -            -            -             -
  Equity in earnings (loss) of Dynex Holding, Inc.           2,456       (1,109)      (4,309)      11,600         2,235
  Gain on sale of single family mortgage operations              -            -       21,512            -             -
  (Loss) gain on sale of investments and trading            (2,714)      11,584         (385)      (7,060)        6,459
  activities
  Other income                                               2,852        1,716          606          294           131
  General and administrative expenses                       (8,973)      (9,531)      (8,365)      (5,036)       (5,676)
  Net administrative fees and expenses (to) from Dynex     (22,379)     (12,116)      (9,761)      (4,666)        8,883
  Holding, Inc.
  Extraordinary loss - loss on extinguishment of debt         (571)           -            -            -             -
----------------------------------------------------------------------------------------------------------------------------
  Net income                                             $  19,577    $  73,998    $  73,048    $  36,910    $   52,257
----------------------------------------------------------------------------------------------------------------------------
  Total revenue                                          $ 410,821    $ 346,859    $ 333,029    $ 250,830    $  218,115
----------------------------------------------------------------------------------------------------------------------------
  Total expenses                                         $ 391,244    $ 272,861    $ 259,981    $ 213,920    $  165,858
----------------------------------------------------------------------------------------------------------------------------

  Income per common share before extraordinary item:
      Basic(1)                                           $    0.16    $    1.38    $    1.54    $    0.85    $     1.32
      Diluted (1)                                             0.16         1.37         1.49         0.85          1.32
  Net income per common share after extraordinary item:
      Basic(1)                                           $    0.14    $    1.38    $    1.54    $    0.85    $     1.32
      Diluted (1)                                             0.14         1.37         1.49         0.85          1.32
  Dividends declared per share:
    Common (1)                                           $    0.85    $    1.355   $    1.133   $    0.84    $     1.38
      Series A Preferred                                      2.37         2.710        2.375        1.17             -
      Series B Preferred                                      2.37         2.710        2.375        0.42             -
      Series C Preferred                                      2.92         2.920        0.600           -             -
  Return on average common shareholders' equity (2)           2.0%         17.9%        21.6%        12.5%        19.2%
  Total fundings                                         $2,520,237   $2,490,490   $1,508,780   $ 916,570    $2,861,443
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
  Years ended December 31,                                    1998         1997         1996         1995         1994
----------------------------------------------------------------------------------------------------------------------------

 Investments (3)                                         $4,956,665   $5,211,009   $3,918,989   $3,421,470   $3,282,188
  Total assets                                            5,178,802    5,367,358    3,980,827    3,482,669    3,324,467
  Non-recourse debt                                       3,665,316    3,632,079    2,149,068      843,856      351,406
  Recourse debt                                           1,032,733    1,133,536    1,294,972    2,237,571    2,766,630
  Total liabilities                                       4,725,998    4,806,449    3,477,210    3,127,846    3,134,434
  Shareholders' equity                                      452,804      560,909      503,617      354,823      190,033
  Number of common shares outstanding                    46,027,426   45,146,242   20,653,593   20,198,654   20,078,013
  Average number of common shares                        45,746,394   43,031,381   20,444,790   20,122,772   19,829,609
  Book value per common share (1)                        $     6.94   $     9.40   $     8.65   $     6.53   $     4.73
----------------------------------------------------------------------------------------------------------------------------

(1)   Adjusted for two-for-one common stock split effective May 5, 1997.
(2)   Excludes unrealized gain/loss on investments available-for-sale.
(3) Investments classified as available-for-sale are shown at fair value as of December 31, 1998, 1997, 1996, 1995 and 1994.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company is a financial services company that originates primarily mortgage loans secured by multifamily and commercial properties and loans secured by manufactured homes. The Company will generally securitize the loans funded as collateral for collateralized bonds, thereby limiting its credit and liquidity risk and providing long-term financing for its investment portfolio.

                               FINANCIAL CONDITION

----------------------------------------------------------------------------------------------
                                                                    December 31,
(amounts in thousands except per share data)                 1998                 1997
----------------------------------------------------------------------------------------------

Investments:
   Collateral for collateralized bonds                  $    4,293,528       $    4,375,561
   Securities                                                  217,612              515,501
   Other investments                                            56,743               85,989
   Loans held for securitization                               388,782              233,958

Non-recourse debt                                            3,665,316            3,632,079
Recourse debt                                                1,032,733            1,133,536

Shareholders' equity                                           452,804              560,909

Book value per common share                                       6.94                 9.40
---------------------------------------------------------------------------------------------

Collateral for Collateralized Bond
     Collateral for collateralized bonds consists primarily of securities backed by adjustable-rate and fixed rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title and property tax receivables. As of December 31, 1998, Dynex REIT had 33 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $4.3 billion at December 31, 1998 compared to $4.4 billion at December 31, 1997. This decrease of $0.1 billion is principally the combined result of $2.1 billion in paydowns on collateral and $0.1 billion decrease in unrealized gain on investments available-for-sale. This decrease was primarily offset by the addition of $2.2 billion of collateral related to the issuance of two series of collateralized bonds in 1998.

Securities
     Securities  consist  primarily of  fixed-rate  "funding  notes"  secured by automobile installment contracts and adjustable-rate and fixed-rate mortgage-backed securities. Securities also include derivative and residual securities. Derivative securities are classes of collateralized bonds, mortgage pass-through certificates or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses. Securities decreased to $217.6 million at December 31, 1998 compared to $515.5 million at December 31, 1997. The decrease was primarily the result of Dynex REIT pledging $710.1 million of securities as part of the $1.7 billion collateral for collateralized bonds issued during the second quarter of 1998. In addition, Dynex REIT sold $388.5 million of securities and received $122.7 million in paydowns during 1998. These decreases were partially offset by new securities acquired during 1998 of $1.0 billion resulting from Dynex REIT's exercise of its call rights on $455.7 million of securities and purchasing $568.6 million of securities in the open market during the same period.

Other Investments
     Other investments consist primarily of corporate bonds, a note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996 and property tax receivables. Other investments decreased from $86.0 million at December 31, 1997 to $56.7 million at December 31, 1998. This decrease of $29.3 million is primarily the result of the securitization of $86.0 million of property tax receivables as collateral for collateralized bonds during 1998 and the receipt of $19.0 million in principal payments on the note receivable from the 1996 sale of the single family mortgage operations. These decreases were partially offset by the purchase $25.0 million of corporate bonds and $62.7 million of property tax receivables during 1998.

Loans Held for Securitization
     Loans held for securitization increased from $234.0 million at December 31, 1997 to $388.8 million at December 31, 1998. This increase was due to new loan fundings from the Company's production operations totaling $1.2 billion and bulk purchases of single family loans totaling $562.0 million during 1998. These increases were partially offset by the securitization of $1.4 billion of loans held for securitization as collateral for collateralized bonds issued during 1998.

Non-recourse Debt
     Collateralized bonds issued by Dynex REIT are recourse only to the assets pledged as collateral, and are otherwise non-recourse to Dynex REIT. Collateralized bonds increased to $3.7 billion at December 31, 1998 from $3.6 billion at December 31, 1997 primarily as a result of the issuance of $2.0 billion of collateralized bonds during the 1998, of which $0.2 million was retained and financed through repurchase agreements. These increases were partially offset by $2.1 billion of paydowns.

Recourse Debt
     Recourse debt decreased to $1.0 billion at December 31, 1998 from $1.1 billion at December 31, 1997. This decrease was primarily due to the $182.1 million reduction in repurchase agreements due to the securitization during 1998 of $258.0 million of securities, which were previously financed by repurchase agreements, as collateral for collateralized bonds. Also, Dynex REIT sold $342.6 million of previously retained collateralized bonds which had been financed by $341.7 million of repurchase agreements. In addition, Dynex REIT pledged $433.7 million of commercial loans as collateral for collateralized bonds during 1998 which were previously financed by $384.9 million of notes payable. These decreases were offset by the addition of $656.2 million of notes payable as a result of additional loan fundings.

Shareholders' Equity
     Shareholders' equity decreased to $452.8 million at December 31, 1998 from $560.9 million at December 31, 1997. This decrease was primarily the result of a $82.5 million reduction in the net unrealized gain on investments available-for-sale from a positive $79.4 million at December 31, 1997 to a negative $3.1 million at December 31, 1998. During 1998, the dividends declared by the Dynex REIT exceeded its earnings (based on generally accepted accounting principles) by $32.3 million, resulting in a decline in shareholders' equity of such amount. Also, Dynex REIT repurchased 88,533 of its common shares at an aggregate purchase price of $0.9 million during 1998. These decreases were partially offset by $7.7 million of common stock proceeds received through the dividend reinvestment plan during the same period.

                              RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------
                                                                         For the Year Ended December 31,
(amounts in thousands except per share information)                   1998             1997            1996
-----------------------------------------------------------------------------------------------------------------

Net interest margin                                                $     66,538     $     83,454    $     73,750
Impairment on AutoBond related assets                                   (17,632)               -               -
Equity in earnings (losses) of DHI                                        2,456           (1,109)         (4,309)
Gain on sale of single family mortgage operations                             -                -          21,512
(Loss) gain on sale of investments and trading activities                (2,714)          11,584            (385)
General and administrative expenses                                       8,973            9,531           8,365
Net administrative fees and expenses to DHI                              22,379           12,116           9,761
Net income                                                               19,577           73,998          73,048

Basic net income per common share(1)                                      0.14             1.38            1.54
Diluted net income per common share(1)                                    0.14             1.37            1.49

Dividends declared per share:
   Common(1)                                                              0.85            1.355           1.1325
   Series A Preferred                                                     2.37            2.710           2.3750
   Series B Preferred                                                     2.37            2.710           2.3750
   Series C Preferred                                                     2.92            2.920           0.6000
-----------------------------------------------------------------------------------------------------------------

      (1  Adjusted  for two-for-one common stock split effective May 5, 1997.

     1998 Compared to 1997. The decrease in net income during 1998 as compared to 1997 is primarily the result of (i) a decrease in net interest margin, (ii) a decrease in the gain on sale of investments and trading activities, (iii) an impairment charge on AutoBond related assets, and (iv) an increase in net administrative fees and expenses to DHI. The decrease in net income per common share during 1998 as compared to 1997 is the combined result of the decrease in net income and an increase in the average number of common shares outstanding due to the issuance of new common stock and the partial conversion of outstanding preferred stock.

     Net interest margin for the year ended December 31, 1998 decreased to $66.5 million, or 20.3%, over net interest margin of $83.5 million for the same period in 1997. This decrease in net interest margin was primarily the result of a $9.1 million increase in premium amortization expense during the year ended December 31, 1998 compared to the year ended December 31, 1997. The increase in premium amortization resulted from a higher rate of prepayments in the investment portfolio during the year ended December 31, 1998 than during the same period in 1997. In addition, the net interest spread on the investment portfolio decreased to 1.20% for the year ended December 31, 1998 from 1.42% for the same period in 1997. The decrease in the net interest spread is also primarily the result of higher premium amortization as a result of the increase in principal prepayments as well as the decrease in spreads between the indices on which the interest-earning assets (primarily six-month LIBOR and the one-year Constant Maturity Treasury) and interest-bearing liabilities (primarily one-month LIBOR) are based.

     The Company recorded charges to earnings totaling $17.6 million in regard to AutoBond related assets. This charge included an impairment charge on the funding notes of $14.0 million. It also included a $0.6 million charge to the Company's investment in AutoBond common and preferred stock to its quoted market value at December 31, 1998. The Company also fully reserved for the $3.0 million senior convertible note it acquired from AutoBond.

     The (loss) gain on sale of investments and trading activities for 1998 decreased to a $2.7 million loss, as compared to a $11.6 million gain for 1997. This decrease is primarily the result of net losses recognized of $1.4 million on trading positions entered into during the twelve months ended December 31, 1998. The gain on sale of assets during 1997 is primarily the result of premiums received of $9.9 million on covered call options and put options written during 1997 and gains generated of $0.6 million on the sale of certain investments.

     Net administrative fees and expenses to DHI increased $10.3 million, or 84.7%, to $22.4 million in 1998. This increase is primarily a result of the continued growth in the Company's production operations, primarily in the manufactured housing and commercial lending business.

     1997 Compared to 1996. The increase in net income during 1997 as compared to 1996 is primarily the result of an increase in both net interest margin and gain on sale of investments and trading activities. These increases were offset partially by an increase in both general and administrative expenses and net administrative expenses and fees to DHI and no comparable gain to the gain on sale of the single family mortgage operations in 1996. The decrease in net income per common share during 1997 as compared to 1996 is primarily the result of an increase in the average number of common shares outstanding due to the issuance of new common stock and the partial conversion of outstanding preferred stock during 1997.

     Net interest margin for the year ended December 31, 1997 increased to $83.5 million, or 13.2%, over net interest margin of $73.8 million for the same period in 1996. This increase in net interest margin was a result of an overall growth in average interest-earning assets which increased to $4.5 billion during 1997 as compared to $4.1 billion for 1996. Additionally, the increase in net interest margin was due to the additional common stock issued during 1997, the proceeds from which was initially used to pay short-term borrowings.

     The gain on the sale of the single family mortgage operations in 1996 was a one-time gain related to the sale of the Company's single family correspondent, wholesale and servicing business on May 13, 1996. The (loss) gain on sale of investments and trading activities for 1997 increased to a $11.6 million gain, as compared to a $0.4 million loss for 1996. This increase is primarily the result of premiums received of $9.9 million on covered call options and put options written during 1997 and gains generated of $0.6 million on the sale of certain investments. During 1996, Dynex REIT sold certain investments in its portfolio which resulted in a $2.0 million net gain. Dynex REIT also wrote down, by $1.5 million, the carrying value of certain mortgage derivative securities as anticipated future prepayment rates were expected to result in less cash receipts than the remaining basis in those investments.

     Net administrative fees and expenses to DHI increased $2.4 million, or 24.1%, to $12.1 million in 1997. This increase is primarily a result of the growth in the Company's production operations offset partially by the expense reductions resulting from the sale of the single family mortgage operations in May 1996. In 1997, the Company opened one regional office and three district offices to support its manufactured housing lending operations

     The following  table  summarizes the average  balances of  interest-earning
assets  and  their   average   effective   yields,   along   with  the  average
interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                  Average Balances and Effective Interest Rates

--------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                Year ended December 31,
--------------------------------------------------------------------------------------------------------------------------
                                                     1998                       1997                       1996
                                             Average      Effective      Average     Effective      Average     Effective
                                             Balance        Rate         Balance        Rate        Balance        Rate
--------------------------------------------------------------------------------------------------------------------------

Interest-earning assets (1):
   Collateral for collateralized bonds     $ 4,094,030        7.43%    $ 2,775,494       7.53%    $1,832,141        8.11%
   (2) (3)
   Securities                                  544,660        7.63       1,110,646       8.36      1,831,621        7.00
   Other investments                           217,724        8.08         136,189       8.27         62,692        8.19
   Loans held for securitization               546,272        8.14         499,115       7.95        351,487        8.36
                                          -------------- ------------ -------------- ----------- -------------- -----------
     Total interest-earning assets         $ 5,402,686        7.54%    $ 4,521,444       7.80%    $4,077,941        7.63%
                                          ============== ============ ============== =========== ============== ===========

Interest-bearing liabilities:
   Non-recourse debt (3)                   $ 3,544,898        6.41%    $ 2,226,894       6.67%    $1,493,397        6.63%
   Recourse debt - collateralized bonds        523,208        5.90         419,621       5.82        248,657        5.63
   retained
                                          -------------- ------------ -------------- ----------- -------------- -----------
                                             4,068,106        6.34       2,646,515       6.53      1,742,054        6.49
   Recourse debt secured by investments:
     Securities                                403,732        5.91         931,334       5.74      1,691,629        5.57
     Other investments                         126,793        6.71          24,611       7.05            764       10.33
     Loans held for securitization             415,778        5.57         354,116       5.83        229,494        5.84
   Recourse debt - unsecured                   143,378        8.97          87,881       9.23         46,375       10.18
                                          ============== ============ ============== =========== ============== ===========
       Total interest-bearing              $ 5,157,788        6.34%    $ 4,044,457       6.38%    $3,710,316        6.12%
       liabilities
                                          ============== ============ ============== =========== ============== ===========

Net interest spread on all investments (3)                    1.20%                      1.42%                      1.51%
                                                         ============                ===========                ===========

Net yield on average interest-earning                         1.49%                      2.10%                      2.07%
assets                                                   ============                ===========                ===========

---------------------------------------------------------------------------------------------------------- -----------

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to record available for sale securities at fair value.
(2) Average balances exclude funds held by trustees of $3,189, $2,481 and $2,839 for the years ended December 31, 1998, 1997 and 1996, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses.

     1998 compared to 1997 The net interest spread decreased to 1.20% for the year ended December 31, 1998 from 1.42% for the same period in 1997. This decrease was due to the reduction in interest-earning asset yields from increased premium amortization expense and the addition of lower yielding assets to the investment portfolio. The overall yield on interest-earning assets decreased to 7.54% for year ended December 31, 1998, from 7.80% for the same period in 1997 while the cost of interest-bearing liabilities remained relatively flat for the year ended December 31, 1998 compared to the same period in 1997.

     Individually, the net interest spread on collateralized bonds increased 9 basis points, from 100 basis points for the year ended December 31, 1997 to 109 basis points for the same period in 1998. This slight increase was primarily due to the securitization of collateral which has a lower premium as a percentage of principal, during the second quarter of 1998. In addition, one-month LIBOR decreased 27 basis points during the fourth quarter of 1998 which increased the net interest spread on collateralized bonds since the ARM loans underlying the collateralized bonds take on average three to six months to adjust to lower interest rates. The net interest spread on securities decreased 90 basis points, from 262 basis points for the year ended December 31, 1997 to 172 basis points for the year ended December 31, 1998. This decrease was primarily the result of the sale of certain higher coupon collateral during the third quarter of 1998 along with the purchase of lower coupon fixed-rate mortgage securities during the first quarter of 1998. In addition, certain assets were placed on non-accrual status during 1998. The net interest spread on other investments increased 15 basis points, from 122 basis points for the year ended December 31, 1997, to 137 basis points for the year ended December 31, 1998, due primarily to lower borrowing costs associated with the Company's single family model home purchase and leaseback business during 1998. The net interest spread on loans held for securitization increased 45 basis points, from 212 basis points from the year ended December 31, 1997, to 257 basis points for the same period in 1998. This increase is primarily attributable to lower borrowing costs as a result of higher level of compensating cash balances during the year ended December 31, 1998 compared to the same period in 1997. Credits earned from these compensating cash balances are used by the Company to offset interest expense.

     1997 compared to 1996 The net interest spread decreased to 1.42% for the year ended December 31, 1997 from 1.51% for the same period in 1996. This decrease was primarily the result of the decline in the spread on the collateralized bonds, which for 1997 constituted the largest portion of the investment portfolio on a weighted-average basis. In addition, short-term interest rates increased 0.25% during March 1997, which raised the Company's weighted-average borrowing costs to 6.38% for the year ended December 31, 1997, from 6.12% for the year ended December 31, 1996. The overall yield on interest-earning assets increased to 7.80% for year ended December 31, 1997, from 7.63% for the same period in 1996. This increase is primarily due to the ARM assets in the portfolio resetting upwards during 1997 and the purchase of higher yielding ARM residual trusts during the latter part of 1996 and during the first three quarters of 1997.

     Individually, the net interest spread on collateralized bonds decreased 62 basis points, from 162 basis points for the year ended December 31, 1996 to 100 basis points for the same period in 1997. This decline was primarily due to the securitization of lower coupon collateral, principally A+ quality single family ARM loans during 1997 coupled with the prepayments of seasoned, higher coupon single family collateral during 1997. In addition, the spread on the net investment in collateralized bonds decreased due to higher premium amortization caused by increased prepayments during the latter part of 1997. The net interest spread on securities increased 119 basis points, from 143 basis points for the year ended December 31, 1996 to 262 basis points for the year ended December 31, 1997. This increase is primarily attributed to the ARM securities in the portfolio during 1997 having a higher margin than those ARM securities in the portfolio in 1996. In addition, Dynex REIT purchased higher yielding ARM residual trusts during the latter part of 1996 and during the first three quarters of 1997. The net interest spread on other investments increased 336 basis points, from a negative 214 basis points for the year ended December 31, 1996, to a positive 122 basis points for the year ended December 31, 1997, due primarily to lower borrowing costs associated with the Company's single family model home purchase and leaseback business during 1997. The net interest spread on loans held for securitization decreased 40 basis points, from 252 basis points from the year ended December 31, 1996, to 212 basis points for the same period in 1997. This decrease is primarily attributable to the purchase of lower coupon loans, principally A+ quality single family ARM loans during 1997.

     The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:


--------------------------------------------------------------------------------------------------------------------
                                                     1998 to 1997                         1997 to 1996
--------------------------------------------------------------------------------------------------------------------
                                             Rate       Volume       Total        Rate       Volume       Total
--------------------------------------------------------------------------------------------------------------------

  Collateral for collateralized bonds      $  (2,895)  $  97,943   $  95,048     $(11,428)  $  71,699   $  60,271
  Securities                                  (7,437)    (43,797)    (51,234)      21,668     (57,006)    (35,338)
  Other investments                             (268)      6,592       6,324           52       6,077       6,129
  Loans held for securitization                  933       3,820       4,753       (1,494)     11,804      10,310
--------------------------------------------------------------------------------------------------------------------

  Total interest income                       (9,667)     64,558      54,891        8,798      32,574      41,372
--------------------------------------------------------------------------------------------------------------------

  Non-recourse debt                           (5,991)     84,638      78,647          472      48,887      49,359
  Recourse debt - collateralized bonds           342       6,106       6,448          470       9,932      10,402
  retained
--------------------------------------------------------------------------------------------------------------------
    Total collateralized bonds                (5,649)     90,744      85,095          942      58,819      59,761
  Recourse debt secured by investments:
    Securities                                 1,581     (31,577)    (29,996)       2,845     (44,158)    (41,313)
    Other investments                            (88)      6,952       6,864          (33)      1,711       1,678
    Loans held for securitization               (990)      3,514       2,524          (16)      7,368       7,352
  Recourse debt - unsecured                     (235)      4,986       4,751         (476)      3,870       3,394
--------------------------------------------------------------------------------------------------------------------

  Total interest expense                      (5,381)     74,619      69,238        3,262      27,610      30,872
--------------------------------------------------------------------------------------------------------------------

  Net margin on portfolio                  $  (4,286)  $ (10,061)  $ (14,347)   $   5,536   $   4,964   $  10,500
--------------------------------------------------------------------------------------------------------------------

     Note: The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table excludes net interest income on advances to DHI, other interest expense and provision for credit losses.

Interest Income and Interest-Earning Assets

     Average interest-earning assets grew to $5.4 billion during 1998, an increase of 19% from $4.5 billion of average interest-earning assets during 1997. This increase in average interest-earnings assets was primarily the result of loan originations of $1.2 billion and loan purchases of $562.0 million for the year ended December 31, 1998. In addition, Dynex REIT purchased $568.6 million of securities and $62.1 million of other investments during the year ended December 31, 1998. Dynex REIT also exercised call rights on $455.7 million of securities during the same period. These increases were partially offset by $2.3 billion of paydowns on investments and $388.5 million of securities sold during the year ended December 31, 1998. Average interest-earning assets increased to $4.5 billion during 1997, from $4.1 billion during 1996. This increase in average interest-earning assets was primarily the result of the addition of $2.7 billion of collateral for collateralized bonds during 1997. Of this amount, $0.3 billion resulted from the pledge of ARM securities already owned by Dynex REIT as collateral for collateralized bonds. This was offset by $1.1 billion of principal paydowns on investments during 1997. Total interest income rose 16% during 1998, from $352.7 million for the year ended December 31, 1997, to $407.6 million for the same period of 1998. This increase in total interest income was due to the growth in average interest-earning assets during 1998. Total interest income also rose 13% during 1997 from $311.3 million for the year ended December 31, 1996 to $352.7 million for the same period in 1997, due to the increase in average interest-earning assets. Overall, the yield on average interest-earning assets fell to 7.54% for the year ended December 31, 1998, from 7.80% and 7.63% for the years ended December 31, 1997 and 1996, respectively. These decreases resulted from increased premium amortization expense due to an increase in principal prepayments on investments and an overall decrease in interest rates during 1998. Premium amortization expense reduced the average interest-earning assets yield 0.51% for the year ended December 31, 1998 versus 0.41% and 0.34% for the year ended December 31, 1997 and 1996, respectively.

                               Earning Asset Yield
                                 ($ in millions)

------------------- ------------------------ ----------------------- ------------------------
                       Average Interest
                        Earning Assets       Interest Income (1)     Average Asset Yield
------------------- ------------------------ ----------------------- ------------------------

1996                  $ 4,077.9                $  311.3                    7.63%
1997                    4,521.4                   352.7                    7.80%
1998                    5,402.7                   407.6                    7.54%
------------------- ------------------------ ----------------------- ------------------------

 (1) Interest income includes amounts related to the gross interest income on certain securities which are accounted for net of the related interest expense. Interest income excludes amounts related to the net interest income on advances to DHI.

     Approximately $2.8 billion of the investment portfolio as of December 31, 1998 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 60% of the ARM loans underlying the ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 28% are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index.

                      Investment Portfolio Composition (1)
                                 ($ in millions)

------------------------------- ------------------ ------------------- --------------------- --------------- ---------------
                                                                       Other Indices Based
                                 LIBOR Based ARM     CMT Based ARM          ARM Loans          Fixed-Rate
December 31,                          Loans              Loans                                   Loans           Total
------------------------------- ------------------ ------------------- --------------------- --------------- ---------------

1998                              $    1,644.0       $      720.4        $     195.4           $    1,704.0    $    4,263.8
------------------------------- ------------------ ------------------- --------------------- --------------- ---------------

     (1) Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed securities.

     The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. By creating its investments through its production operations, the Company believes that premium amounts are less than if the investments were acquired in the market. As indicated in the table below, premiums on the collateral for collateralized bonds, ARM securities and fixed-rate securities at December 31, 1998 were $77.8 million, or approximately 1.83% of the aggregate balance of collateral for collateralized bonds, ARM securities and fixed-rate securities. Of this $77.8 million, $38.5 million relates to the premium on multifamily and commercial mortgage loans that have prepayment lockouts or yield maintenance for at least seven years. Amortization expense as a percentage of principal paydowns has declined to 1.24% for the year ended December 31, 1998 from 1.85% and 1.84% for the same periods in 1997 and 1996 as the investment portfolio mix changed to assets funded primarily at par or at a discount. The principal repayment rate (indicated in the table below as "CPR Annualized Rate") was 41% for the year ended December 31, 1998. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans. Excluded from this table are loans held for securitization, which are carried at a net discount of $11.6 million at December 31, 1998.

                         Premium Basis and Amortization
                                 ($ in millions)

-----------------------------------------------------------------------------------------------------
                                                                                      Amortization
                                                   CPR Annualized                    Expense as a %
                     Net Premium    Amortization        Rate          Principal       of Principal
                                      Expense                          Paydowns         Paydowns
-----------------------------------------------------------------------------------------------------

1996                   $  54.1        $   13.8           24%         $    752.5           1.84%
1997                      56.9            18.4           37%              993.2           1.85%
1998                      77.8           27.5            41%            2,215.2           1.24%
-----------------------------------------------------------------------------------------------------

Interest Expense and Cost of Funds

     Dynex REIT's largest expense is the interest cost on borrowed funds. Funds to finance the investment portfolio are borrowed primarily in the form of non-recourse collateralized bonds or repurchase agreements. The interest rates paid on collateralized bonds are either fixed or floating rates; the interest rates on the repurchase agreements are floating rates. Dynex REIT may use interest rate swaps, caps and financial futures to manage its interest rate risk. The net cost of these instruments is included in the cost of funds table below as a component of interest expense for the period to which they relates. Average borrowed funds increased from $4.0 billion during 1997 to $5.2 billion during 1998. The increase resulted primarily from the issuance of $2.0 billion of collateralized bonds during 1998 and the addition of $271.3 million of notes payable as a result of additional assets. This increase was partially offset by paydowns on the collateralized bonds of $2.1 billion. For the year ended December 31, 1998, interest expense also increased to $327.1 million from $257.8 million for the year ended 1997, while the average cost of funds decreased to 6.34% for 1998 compared to 6.38% for 1997. The decrease in the cost of funds was a result of a decrease in the one-month LIBOR rates during the fourth quarter of 1998. The cost of funds for the year ended December 31, 1997, compared to December 31, 1996, increased to 6.38% from 6.12 %, respectively as a result of the increase of the one-month LIBOR rate during the first quarter of 1997.

                                  Cost of Funds
                                 ($ in millions)

--------------------------------------------------------------------------------------
                        Average Borrowed     Interest Expense          Cost of
                             Funds                (1)(2)                Funds
--------------------------------------------------------------------------------------

1996                    $     3,710.3        $     227.0                6.12%
1997                          4,044.5              257.8                6.38%
1998                          5,157.8              327.1                6.34%
--------------------------------------------------------------------------------------

 (1) Excludes non-interest collateralized bond-related expenses.
 (2) Includes the net amortization expense of bond discounts and bond premiums.

Interest Rate Agreements

     As part of the asset/liability management process for its investment portfolio, Dynex REIT may enter into interest rate agreements such as interest rate caps, swaps and financial futures contracts. These agreements are used to reduce interest rate risk which arises from the lifetime yield caps on the ARM securities, the mismatched repricing of portfolio investments versus borrowed funds, the funding of fixed interest rates on certain portfolio investments with floating rate borrowings and finally, assets repricing on indices such as the prime rate which differ from the related borrowing indices. The agreements are designed to protect the portfolio's cash flow and to provide income and capital appreciation to Dynex REIT in the event that short-term interest rates rise quickly.

     The following table includes all interest rate agreements in effect as of each year end for asset/liability management of the investment portfolio. This table excludes all interest rate agreements in effect for the loan production operations as generally these agreements are used to hedge interest rate risk relating to forward commitments to fund loans. Generally, interest rate swaps and caps are used to manage the interest rate risk associated with assets that have periodic and annual interest rate reset limitations financed with borrowings that have no such limitations. Amounts presented are aggregate notional amounts. To the extent any of these agreements are terminated, gains and losses are generally amortized over the remaining period of the original agreement.

         Instruments Used for Interest Rate Risk Management Purposes(1)
                         (Notional amounts in millions)

----------------------------------------------------------
                         Interest Rate    Interest Rate
December 31                  Caps             Swaps
----------------------------------------------------------
1996                      $     1,599       $     1,453
1997                            1,599             1,354
1998                            1,599             1,140
----------------------------------------------------------

    (1) Excludes all interest rate agreements in effect for the Company's loan production operations.

Net Interest Rate Agreement Expense

     The net interest rate agreement expense, or hedging expense, equals the cost of the agreements presented in the previous table, net of any benefits received from these agreements. For the year ended December 31, 1998, net hedging expense amounted to $6.70 million versus $6.61 million and $6.62 million for the years ended December 31, 1997 and 1996, respectively. Such amounts exclude the hedging costs and benefits associated with the Company's production activities as these amounts are deferred as additional premium or discount on the loans funded and amortized over the life of the loans as an adjustment to their yield. The net interest rate agreement expense increased for the year ended December 31, 1998 compared to the same period in 1997, primarily due to the Company entering into $1.1 billion of new interest rate agreements during 1998. Due to a decline in Treasury yields during the fourth quarter of 1998, the Company terminated $1.2 billion of interest rate agreements for a total loss of $10.1 million. This loss is being amortized into income or expense of the corresponding hedged instrument over the remaining period of the original hedge or hedged instrument as a yield adjustment. The net interest rate agreement expense was essentially unchanged for the year ended December 31, 1997 compared to the same period in 1996.

                       Net Interest Rate Agreement Expense
                                 ($ in millions)

-------------------------------------------------------------------------------------------
                                                 Net Expense as         Net Expense as
                           Net Interest      Percentage of Average  Percentage of Average
                      Rate Agreement Expense  Assets (annualized)         Borrowings
                                                                         (annualized)
-------------------------------------------------------------------------------------------

1996                         $   6.62                 0.16%                  0.18%
1997                             6.61                 0.15%                  0.16%
1998                             6.70                 0.12%                  0.13%
-------------------------------------------------------------------------------------------

Fair value

     The fair value of the available-for-sale portion of the investment portfolio as of December 31, 1998, as measured by the net unrealized gain on investments available-for-sale, was $3.1 million below its amortized cost basis, which represents a $82.5 million decrease from December 31, 1997. At December 31, 1997, the fair value of the investment portfolio was $79.4 million above its amortized cost basis. This decrease in the portfolio's value is primarily attributable to the accelerated prepayment activity on in the investment portfolio during 1998 and the securitization of $433.7 million of commercial loans during the fourth quarter of 1998.

Credit Exposures

     The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which Dynex REIT has retained a portion of the direct credit risk. The decrease in delinquencies as a percentage of the outstanding collateral balance from 3.30% at December 31, 1997 to 1.61% at December 31, 1998 is primarily related to the fact that the single family loans related to the Company's single family operations that were sold in 1996 are a smaller portion of such securities, and that the aggregate delinquency rate on the other single family loans, the manufactured housing loans and the commercial mortgage loans are 1.2%. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of December 31, 1998, management believes the credit reserves are sufficient to cover any losses which may occur as a result of current delinquencies presented in the table below.

                           Delinquency Statistics (1)

-----------------------------------------------------------------------------------------------------
                       60 to 89 days delinquent      90 days and over
December 31,                                          delinquent (2)                 Total
-----------------------------------------------------------------------------------------------------

1996                            0.88%                     3.40%                      4.28%
1997                            0.52%                     2.78%                      3.30%
1998                            0.18%                     1.43%                      1.61%
-----------------------------------------------------------------------------------------------------

        (1)  Excludes funding notes.
        (2)  Includes foreclosures, repossessions and REO.

     The following table summarizes the credit rating for collateral for collateralized bonds, securities and certain other investments held in the investment portfolio. This table excludes $18.9 million other derivative and
residual   securities   (as   the   risk  on  such   securities   is   primarily
prepayment-related, not credit-related), $30.4 million of certain other investments which are not debt securities and $388.8 million of loans held for securitization. The table also excludes the funding notes, aggregating $122.0 million which are not rated. The balance of the investments rated below A are net of credit reserves and discounts. All balances exclude the related mark-to-market adjustment on such assets. At December 31, 1998, securities with a credit rating of AA or better were $3.8 billion, or 92.3% of the total. At the end of 1998, $27.2 million of investments were AA-rated by one rating agency and lower rated by another rating agency. For purposes of this table, split-rated investments were classified based on the higher credit rating.

                        Investments by Credit Rating (1)
                                 ($ in millions)

----------------- ------------- ------------- ------------- ------------- -------------- ------------- ------------- -------------
                                                             Below BBB
                     AAA/AA                       BBB         Carrying       AAA/AA                    BBB Percent    Below BBB
                    Carrying     A Carrying     Carrying       Value       Percent of     A Percent      of Total     Percent of
December 31,         Value         Value         Value                        Total        of Total                     Total
----------------- ------------- ------------- ------------- ------------- -------------- ------------- ------------- -------------

1998              $  3,815.6      $  206.2      $   97.6      $   14.4        92.3%           5.0%         2.4%          0.3%
----------------- ------------- ------------- ------------- ------------- -------------- ------------- ------------- -------------

(1) Carrying value does not include funding notes, derivative and residual securities, certain other investments which are not debt securities and loans held for securitization. Balances also exclude the mark-to-market adjustment. Carrying value also excludes $206.8 million of overcollateralization, net of $54.5 million of reserves.

General and Administrative Expenses

     General and administrative expenses and net administrative fees and expenses to DHI (collectively, "G&A expense") consist of expenses incurred in conducting the production activities and managing the investment portfolio, as well as various corporate expenses. G&A expense increased for 1998 as compared to 1997, primarily as a result of continued costs in connection with the building of the production infrastructure for the manufacturing housing, commercial lending and specialty finance businesses. The Company expects overall 1999 G&A expense levels to be consistent with 1998.

     The following table summarizes the ratio of G&A expense to average interest-earning assets, and the ratio of G&A expense to average total equity.


                            Operating Expense Ratios

-------------------------------------------------------------------------------------
                                    G&A Expense/Average        G&A Expense/Average
                                      Interest-earning          Total Equity (1)
                                           Assets
-------------------------------------------------------------------------------------

1996                                        0.44%                     4.61%
1997                                        0.48%                     4.66%
1998                                        0.58%                     6.54%
-------------------------------------------------------------------------------------

  (1) Average total equity excludes net unrealized gain (loss) on investments available-for-sale.

Net Income and Return on Equity

     Net income decreased from $74.0 million for the year ended December 31, 1997 to $19.6 million for the same period in 1998. Net income available to common shareholders decreased from $59.2 million to $6.6 million for the same periods, respectively. Return on common equity (equity excludes net unrealized gain on investments available-for-sale) decreased from 17.9% for 1997 to 2.0% 1998. The decrease in the return on common equity is a result of the decline in net income available to common shareholders from 1997 to 1998 and the issuance of new common shares.


                      Components of Return on Common Equity

---------------------------------------------------------------------------------------------------------------------------
                Net                                     Equity in
             Interest      Provision     Permanent    Earnings, Gains       G&A       Preferred
            Margin/Average for Losses    Impairment       and Other        Expense/    Dividend/   Return on    Net Income
              Common        /Average    on AutoBond        Income         Average      Average     Average    Available to
              Equity        Common        Assets      /Average Common      Common      Common      Common        Common
                            Equity                         Equity          Equity      Equity      Equity     Shareholders
---------------------------------------------------------------------------------------------------------------------------

1996             26.3%        1.0%             -             5.9%            6.2%         3.4%       21.6%        63,039
1997             26.8%        1.5%             -             3.7%            6.6%         4.5%       17.9%        59,178
1998             20.8%        1.8%          5.0%             0.6%            8.9%         3.7%        2.0%         6,558
---------------------------------------------------------------------------------------------------------------------------


Dividends and Taxable Income

     Dynex REIT has elected to be treated as a real estate investment trust for federal income tax purposes. The REIT provisions of the Internal Revenue Code require Dynex REIT to distribute to shareholders substantially all of its taxable income, thereby restricting its ability to retain earnings. The Dynex REIT may issue additional common stock, preferred stock or other securities in the future in order to fund growth in its operations, growth in its investment portfolio or for other purposes.

     Dynex REIT intends to declare and pay out as dividends 100% of its taxable income over time. Dynex REIT's current practice is to declare quarterly dividends. Generally, Dynex REIT strives to declare a quarterly dividend which will result in the distribution of most or all of the taxable income earned during the applicable year. At the time of the dividend announcement, however, the total level of taxable income for the quarter is unknown. Additionally, Dynex REIT has considerations other than the desire to pay out most of the taxable earnings for the year, which may take precedence when determining the level of dividends.


                                Dividend Summary
                   ($ in thousands, except per share amounts)

------------------------------------------------------------------------------------------------------
                        Taxable Net
                          Income        Taxable Net      Dividend                       Cumulative
                       Available to     Income Per     Declared Per      Dividend     Undistributed
                          Common       Common Share    Common Share      Pay-out      Taxable Income
                       Shareholders                                       Ratio           (Loss)
------------------------------------------------------------------------------------------------------

1996                     $  51,419      $    1.260       $  1.1325           90%       $    8,210
1997                        56,528           1.331          1.3550          102%            3,949
1998                        44,243 (1)       0.753 (1)      0.8500          113% (1)         (653) (1)
------------------------------------------------------------------------------------------------------

             (1)       Estimated.

     Taxable income for 1998 is estimated as Dynex REIT has not filed its 1998 federal income tax returns. Taxable income differs from the financial statement net income, which is determined in accordance with generally accepted accounting principles (GAAP). For the year ended December 31, 1998, taxable net income per common share exceeded GAAP income per common share principally due to the permanent impairment on AutoBond related assets and the installment sale gain relating to the sale of the single family mortgage operations during 1996. These were partially offset by a loss for tax purposes on the securitization of $433.7 million in commercial mortgage loans. Cumulative undistributed taxable income represents timing differences in the amounts earned for tax purposes versus the amounts distributed. Such amounts can be distributed for tax purposes in the subsequent year as a portion of the normal quarterly dividend.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The impact of adopting FAS No. 133 has not yet been determined.

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

Year 2000

     The Company is dependent upon purchased, leased, and internally-developed software to conduct certain operations. In addition, the Company relies upon certain counterparties such as banks and loan servicers who are also highly dependent upon computer systems. The Company recognizes that some computer software may incorrectly recognize dates beyond December 31, 1999. The ability of the Company and its counterparties to correctly operate computer software in the Year 2000 is critical to the Company;s operations.

     The Company uses several major and minor computer systems to conduct its business operations. The computer systems deemed most important to the Company's ability to continue operations are as follows:

          The internally-developed loan origination system for manufactured housing operations

          The internally-developed loan origination and asset management system for commercial loans

          The internally-developed investment portfolio analytics, securitization, and securities administration software

          The purchased servicing system for commercial loans

          The purchased servicing system for single family and manufactured housing loans

          The purchased general ledger accounting system

     In addition, the Company is involved in data interchange with a number of counterparties in the normal course of business. Each system or interface that the Company relies on is being tested and evaluated for Year 2000 compliance.

     The Company has contacted all of its key software vendors to determine their Year 2000 readiness. The Company has received documentation from each of the vendors providing assurances of Year 2000 compliance:

          Baan/CODA, vendor of the general ledger accounting system, has provided confirmation that their current software release is fully Year 2000 compliant. The Company plans to apply this release in the first half of 1999.

          Synergy Software, vendor of the commercial loan servicing system, has provided confirmation that the current release of their software is fully Year 2000 compliant. The Company has installed and performed initial testing on this version with no issues discovered.

          Interlinq Software, vendor of the single-family and manufactured housing loan servicing software, has provided assurance that their software is Year 2000 compliant.

     All software developed internally by the Company was designed to be Year 2000 compliant. Nevertheless, the Company has established a Year 2000 test-bed to ensure that there were no design or development oversights that could lead to a Year 2000 problem. Initial testing of all key applications was completed in January of 1999, with only minor issues discovered and subsequently remedied. Continued testing of certain applications will continue through June of 1999.

     The Company has reviewed or is reviewing the Year 2000 progress of its primary financial counterparties. Based on initial reviews, these counterparties are expected to be in compliance. The Company, as master servicer of certain securities, is in the process of assessing the Year 2000 readiness of its external servicers, to ensure that these parties will be able to correctly remit loan information and payments after December 31, 1999.

     The Company believes that, other than its exposure to financial counterparties, its most significant risk with respect to internal or purchased software is the software systems used to service manufactured housing loans. The Company will not be able to service these loans without the automated system. Should these loans go unattended for a period greater than three months, the result could have a material adverse impact on the Company.

     The Company is also at significant risk if the systems of the financial institutions that provide the Company financing and software for cash management services should fail. In a worst case scenario, the Company would be unable to fund its operations or pay on its obligations for an unknown period of failure. This would have material adverse impact on the Company.

     The Company is also at significant risk if the voice and data communications network supplied by its provider should fail. In such an instance the Company would be unable to originate or efficiently service its manufactured housing loans until the problem is remedied. The Company is closely monitoring the Year 2000 efforts of its telecommunications provider and is developing contingency plans in the event that the provider does not give sufficient assurance of compliance by June 30, 1999.

     The Company is also at significant risk should the electric utility company for the Company's offices in Glen Allen, Virginia, fail to provide power for several business days. In such an instance, the Company would be unable (i) to communicate over its telecommunication systems, (ii) would be unable to process data, and (iii) would be unable to originate or service loans until the problem is remedied. Dynex continues to monitor the Year 2000 status of its utility provider, whose plan is scheduled to be completed in the fall of 1999.

     The Company uses many other systems (including systems that are not information technology oriented), both purchased and developed internally, that could fail to perform accurately after December 31, 1999. Management believes that the functions performed by these systems are either non-critical or could be performed manually in the event of failure.

     The Company will complete its Year 2000 test plan and remediation efforts in the second quarter of 1999. Management believes that there is little possibility of a significant disruption in business. The major risks are those related to the ability of vendors and business partners to complete Year 2000 plans. The Company expects that those vendors and counterparties will complete their Year 2000 compliance programs before January 1, 2000.

     The Company has incurred less than $50,000 in costs to date in carrying out its Year 2000 compliance program. The Company estimates that it will spend less than $100,000 to complete the plan. Costs could increase in the event that the Company determines that a counterparty will not be Year 2000 compliant.

     The Company is still developing contingency plans in the event that a system or counterparty is not Year 2000 compliant. These plans will be developed prior to June 30, 1999.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations from a variety of sources. These sources include cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments, common stock offerings through the dividend reinvestment plan, short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of collateralized bonds). Historically, cash flow generated from the investment portfolio has satisfied its working capital needs, and the Company has had sufficient access to capital to fund its loan production operations, on both a short-term (prior to securitization) and long-term (after securitization) basis. However, if a significant decline in the market value of the investment portfolio that is funded with recourse debt should occur, the available liquidity from these other borrowings may be reduced. As a result of such a reduction in liquidity, the Company may be forced to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of such assets, which could result in losses.

     In order to grow its equity base, Dynex REIT may issue additional capital stock. Management strives to issue such additional shares when it believes existing shareholders are likely to benefit from such offerings through higher earnings and dividends per share than as compared to the level of earnings and dividends Dynex REIT would likely generate without such offerings. During 1998, Dynex REIT issued 622,768 shares of its common stock during 1998 pursuant to its dividend reinvestment program for net proceeds of $7.7 million.

     Certain aspects of Dynex REIT's funding strategies subject it to liquidity risk. Liquidity risk stems from Dynex REIT's use of repurchase agreements, its use of committed lines of credit with mark-to-market provisions and the reliance on the asset-backed securitization markets for its long-term funding needs. Liquidity risk also stems from hedge positions the Company may take to hedge its commercial and manufactured housing loan production. Repurchase agreements are generally provided by investment banks, and subject Dynex REIT to margin call risk if the market value of assets pledged as collateral for the repurchase agreements declines. Dynex REIT has established 'target equity' requirements for each type of investment pledged as collateral, taking into account the price volatility and liquidity of each such investment. Dynex REIT strives to maintain enough liquidity to meet anticipated margin calls if short-term interest rates increased 300 basis points in a twelve-month period. Due to dislocations in the fixed-income markets in the third and fourth quarters of 1998, Dynex REIT experienced declines in the market value of collateral pledged to repurchase agreements and its loan hedge positions and experienced margin calls, even though interest rates were generally decreasing. Dynex REIT was able to meet these margin calls from its available liquidity, but sold assets in October and November 1998 in order to increase its liquidity. The total book value for all the assets sold during the fourth quarter of 1998 was $42.3 million and resulted in losses totaling $8.4 million.

     Dynex REIT has committed lines of credit and uncommitted repurchase facilities to finance the accumulation of assets for securitization. Dynex REIT borrows on these lines of credit on a short-term basis to support the accumulation of assets prior to the issuance of collateralized bonds. These borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of the existing collateral declines, and may be due on demand or upon the occurrence of certain events. If borrowing costs are higher than the yields on the assets financed with such funds, Dynex REIT's ability to acquire or fund additional assets may be substantially reduced and it may experience losses. Dynex REIT currently has a total of $925 million of committed lines of credit and $700 million of uncommitted repurchase facilities to finance loans held for securitization and other investments. These borrowings are paid down as Dynex REIT securitizes or sells assets. Generally these borrowings allow for the warehousing of assets for a period of 180-365 days. Dynex REIT generally intends to securitize assets by product type every 120-365 days. If there exists a dislocation or disruption in the asset-backed market, Dynex REIT may be unable to securitize the assets, or may only be able to securitize the assets on unfavorable terms. In such a case, Dynex REIT would be required to repay the lines of credit with either available liquidity or would be required to liquidate the assets or other assets to generate liquidity. In addition, lines of credit with commercial and investment banks may include provisions by such banks to mark the collateral to market on a daily basis. To the extent the market value of the associated asset has declined due to market conditions, Dynex REIT may be required to provide additional collateral or sell the associated asset which may result in losses.

     As a part of its strategy to hedge exposure to changes in interest rates on commercial mortgage loans funded and commitments to fund commercial mortgage loans, Dynex REIT may enter into forward sales of Treasury futures. Such sales are executed through third parties, which require cash collateral in the event that movements in interest rates adversely impact the value of the futures position. The value of the related loans or loan commitments will generally increase in value as the futures position decreases; however, such value is generally not recognized until the loans are securitized. In order to maintain its hedge positions, Dynex REIT may therefore be exposed to additional cash collateral requirements in adverse interest rate environments.

     A substantial portion of the assets are pledged to secure indebtedness incurred by Dynex REIT. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of Dynex REIT in the event of the liquidation, except to the extent that the value of such assets exceeds the amount of the indebtedness they secure.

Non-recourse Debt

     Dynex REIT, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex REIT. Collateral for collateralized bonds are not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At December 31, 1998, Dynex REIT had $3.7 billion of collateralized bonds outstanding as compared to $3.6 billion at December 31, 1997.

Recourse Debt

     Secured. At December 31, 1998, Dynex REIT had four committed credit facilities aggregating $925 million, comprised of (i) a $250 million credit line, expiring in April 2000, from a consortium of commercial banks primarily for the warehousing of multifamily construction and permanent loans (including providing the letters of credit for tax-exempt bonds) and manufactured housing loans, (ii) a $400 million credit line, expiring in November 1999, from an investment bank primarily for the warehousing of permanent loans on multifamily and commercial properties, (iii) a $175 million credit line, expiring in April 1999, from a consortium of commercial banks and finance companies to fund the purchase of model homes, and (iv) a $100 million credit line, expiring in September 1999, from an investment bank for the warehousing of the funding notes. Dynex REIT expects these credit facilities will be renewed or replaced, if necessary, at their respective expiration dates, although there can be no assurance of such renewal or replacement. The lines of credit contain certain financial covenants which Dynex REIT met as of December 31, 1998. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future. At December 31, 1998, Dynex REIT had $374.6 million outstanding under its committed credit facilities.

     Dynex REIT also uses repurchase agreements to finance a portion of its investments, which generally have thirty day maturities. Repurchase agreements allow Dynex REIT to sell investments for cash together with a simultaneous agreement to repurchase the same investments on a specified date for a price which is equal to the original sales price plus an interest component. Dynex REIT has two uncommitted master repurchase facilities aggregating $700 million for the accumulation of assets for securitization. These agreements expire in 1999. Dynex REIT expects these repurchase facilities will be renewed, if necessary, at their expiration dates, although there can be no assurance of such renewal. At December 31, 1998, outstanding obligations under all repurchase agreements totaled $528.3 million compared to $889.0 million at December 31, 1997. The following table summarizes the outstanding balances of repurchase agreements by credit rating of the related assets pledged as collateral to support such repurchase agreements as of December 31, 1998. The table excludes repurchase agreements used to finance loans held for securitization, which totaled $137.6 million at December 31, 1998.

             Repurchase Agreements by Rating of Investments Financed
                                 ($ in millions)

--------------------------- -------------- --------------- --------------- --------------- --------------- --------------
December 31,                     AAA             AA              A              BBB          Below BBB         Total
--------------------------- -------------- --------------- --------------- --------------- --------------- --------------
1998                         $   124.5      $   109.5        $   91.4        $   65.6         $   -          $   391.0
--------------------------- -------------- --------------- --------------- --------------- --------------- --------------

     Increases in short-term interest rates, long-term interest rates or market risk could negatively impact the valuation of securities and may limit Dynex REIT's borrowing ability or cause various lenders to initiate margin calls for securities financed using repurchase agreements. Additionally, certain investments are classes of securities rated AA, A or BBB that are subordinated to other classes from the same series of securities. Such subordinated classes may have less liquidity than securities that are not subordinated and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying loans. In instances of a downgrade of an insurer or the deterioration of the credit quality of the underlying collateral, Dynex REIT may be required to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses.

     To reduce exposure to changes in short-term interest rates on its repurchase agreements, Dynex REIT may lengthen the duration of its repurchase agreements secured by investments by entering into certain interest rate futures and/or option contracts. As of December 31, 1998, no such financial futures or option contracts were outstanding.

     Unsecured. Since 1994, Dynex REIT has issued three series of unsecured notes payable totaling $150 million. The proceeds from these issuances have been used to reduce short-term debt related to financing loans held for securitization during the accumulation period as well as for general corporate purposes. These notes payable have an outstanding balance at December 31, 1998 of $129.3 million. The above note agreements contain certain financial covenants which Dynex REIT met as of December 31, 1998. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

     Total recourse debt decreased from $1.1 billion for December 31, 1997 to $1.0 billion for December 31, 1998. This decrease is primarily due to the $182.1 million reduction in repurchase agreements due to the securitization of $258.0 million securities as collateral for collateralized bonds during 1998 which were previously financed by repurchase agreements. Also, Dynex REIT sold $342.6 million of retained collateralized bonds, which were previously financed by $341.7 million of repurchase agreements. In addition, Dynex REIT pledged $433.7 million of commercial loans as collateral for collateralized bonds during 1998 which were previously financed by $384.9 million of notes payable. These decreases were offset by the addition of $656.2 million of notes payable as a result of the purchase or origination of additional assets. Total recourse debt should continue to decline during 1999 as Dynex REIT continues to finance on a long-term basis the loans held for securitization and securities through the issuance of collateralized bonds.

                               Total Recourse Debt
                                 ($ in millions)

----------------------------------------------------------------------------------------------------------
                                                        Total Recourse Debt to      Recourse Interest
December 31,                   Total Recourse Debt              Equity                Coverage Ratio
----------------------------------------------------------------------------------------------------------

1996                             $      1,295.4                  3.03%                     1.57%
1997                                    1,133.5                  2.12%                     1.82%
1998                                    1,032.7                  1.94%                     1.20%
-----------------------------------------------------------------------------------------------------------

                                     Table 1

                Components of Collateral for Collateralized Bonds
                             As of December 31, 1998


---------------------------------------------------------------- --------------------

Collateral for collateralized bonds                                 $    4,177,592
Allowance for loan losses                                                  (16,593)
Funds held by trustees                                                       1,104
Accrued interest receivable                                                 27,834
Unamortized premiums and discounts, net                                     81,990
Unrealized gain, net                                                        21,601
---------------------------------------------------------------- --------------------
   Total                                                            $    4,293,528
---------------------------------------------------------------- --------------------

                                     Table 2
               Collateral for Collateralized Bonds by Loan Product
                             As of December 31, 1998


---------------------------------------------------------------- --------------------

Single-Family Loans:
  ARMs:
    1 month LIBOR                                                   $        9,905
    3 month LIBOR                                                           86,644
    6 month LIBOR                                                        1,505,538
    Prime                                                                  119,833
    6 month CD                                                              63,649
    6 month CMT                                                                892
    1 year CMT                                                             625,397
    5 year CMT                                                                 192
---------------------------------------------------------------- --------------------
       Total ARMs                                                        2,512,050

  Fixed                                                                    310,827
---------------------------------------------------------------- --------------------
Total single family                                                      2,822,877

Manufactured housing:
  ARM                                                                       13,288
  Fixed                                                                    500,677
---------------------------------------------------------------- --------------------
    Total manufactured housing                                             513,965

Commercial loans                                                           840,750
---------------------------------------------------------------- --------------------

Total                                                               $    4,177,592
---------------------------------------------------------------- --------------------

                                     Table 3
              Collateral for Collateralized Bonds by Property Type
                             As of December 31, 1998


---------------------------------------------------------------- --------------------

Single-family loans:
  Single-family detached                                            $    2,194,304
  Condominium                                                              175,458
  Single family attached                                                   198,089
  Planned unit development                                                 143,293
  Cooperative                                                               41,633
  Other                                                                     70,100
---------------------------------------------------------------- --------------------
    Total single family                                                  2,822,877

Manufactured housing:
  Single wide                                                              157,787
  Multi-sectional                                                          356,177
---------------------------------------------------------------- --------------------
    Total manufactured housing                                             513,964

Commercial loans:
  Multifamily (LIHTC)                                                      531,233
  Office                                                                   136,531
  Hotel/motel                                                               59,414
  Industrial                                                                34,217
  Healthcare                                                                30,342
  Mixed use                                                                 28,600
  Retail                                                                    16,744
  Other                                                                      3,669
---------------------------------------------------------------- --------------------
    Total commercial                                                       840,750
---------------------------------------------------------------- --------------------

Total                                                               $    4,177,592
---------------------------------------------------------------- --------------------

                                     Table 4
             Repricing Periods for Adjustable-Rate Single Family and
                        Manufactured Housing Collateral
                             As of December 31, 1998



----------------------------------------------------- ------------------ ------------------ -------------------
                                                           Single          Manufactured
                                                           Family             Housing             Total
----------------------------------------------------- ------------------ ------------------ -------------------

1st Quarter 1999                                         $   896,908        $         -        $   896,908
2nd Quarter 1999                                             956,751                 95            956,846
3rd Quarter 1999                                              86,113                510             86,623
4th Quarter 1999                                              84,674              1,032             85,706
1st Quarter 2000 and beyond                                  487,606             11,651            499,256
----------------------------------------------------- ------------------ ------------------ -------------------

                                                         $ 2,512,052        $    13,288        $ 2,525,339
----------------------------------------------------- ------------------ ------------------ -------------------

                                     Table 5
                Commercial Loan Prepayment Protection Period (1)
                             As of December 31, 1998


----------------------------------------------------- ---------------- -----------------
                                                      Number of Loans     Principal
                                                                           Balance
----------------------------------------------------- ---------------- -----------------

0 - 4 years                                                    1         $    12,797
5 - 10 years                                                  27             113,050
11 - 16 years                                                200             660,823
Over 16 years                                                  9              54,080
----------------------------------------------------- ---------------- -----------------

                                                             237         $   840,750
----------------------------------------------------- ---------------- -----------------

       (1) The greater of prepayment lockout or the yield maintenance period

                                     Table 6
                   Margin of Single Family Loans over Indices
                             As of December 31, 1998


---------------------------------------------------------------- --------------------

Single-family loans:
  ARM:
    1 month LIBOR                                                         3.24%
    3 month LIBOR                                                         2.87
    6 month LIBOR                                                         3.06
    Prime (1)                                                             2.48
    6 month CD                                                            2.50
    6 month CMT                                                           2.88
    1 year CMT                                                            2.85
    5 year CMT                                                            2.88
---------------------------------------------------------------- --------------------
       Total ARM                                                          2.82

Manufactured housing (6 month LIBOR)                                      5.80
---------------------------------------------------------------- --------------------

Weighted average margin                                                   2.83%
---------------------------------------------------------------- --------------------

(1) Relative to 1-month LIBOR, after giving effect to the Prime/LIBOR swap owned by the Company.

                                     Table 7
                     Weighted Average Coupon for Collateral
                             As of December 31, 1998


---------------------------------------------------------------- --------------------

Single-family loans:
  ARM loans                                                               8.38%
  Fixed                                                                   9.82
---------------------------------------------------------------- --------------------
    Total                                                                 8.54

Manufactured housing loans:
  ARM loans                                                               9.48
  Fixed                                                                   9.07
---------------------------------------------------------------- --------------------
    Total                                                                 9.08

Commercial loans                                                          8.01
---------------------------------------------------------------- --------------------

Aggregate weighted average coupon                                         8.50%
---------------------------------------------------------------- --------------------

                              FOURTH QUARTER REVIEW


     The Company reported a net loss of $16.9 million for the fourth quarter of 1998 and earnings per common share of a negative $0.44. These results were a decrease from the fourth quarter of 1997 net income of $17.8 million and earnings per common share of $0.32. The decrease in the fourth quarter of 1998 compared to the same period in 1997 is primarily due to a decrease in net interest margin, a loss in the sale of investments and trading activities and an impairment charge related to certain assets of the Company.

     Net interest margin for the fourth quarter of 1998 totaled $17.6 million compared with $21.5 million for the fourth quarter of 1997. The decrease in the net interest margin for the fourth quarter of 1998 was primarily due an increase in the average interest-bearing liabilities the fourth quarter of 1998 compared to the same period in 1997 and no corresponding increase in average interest-bearing assets.

     The average interest-earning assets were $5.1 billion for both the fourth quarter of 1998 and 1997. However, the average asset yield for the quarter ended December 31, 1998 decreased to 7.46% compared to 7.72% for the fourth quarter of 1997. The decrease in the yield during the fourth quarter was primarily due to the prepayment of higher-yielding assets during 1998 being replaced with lower-yielding assets. Additionally, the average interest-bearing liabilities increased $0.3 billion to $4.9 billion for the fourth quarter of 1998 compared to $4.6 billion for the fourth quarter of 1997. The average cost of funds decreased from 6.49% for the fourth quarter of 1997 to 6.13% for the fourth quarter of 1998. The decrease in the average cost of funds was due primarily to a decrease in the average one-month LIBOR for the fourth quarter of 1998 compared to the fourth quarter of 1997.

     For the fourth quarter of 1998, the Company recognized a $9.0 million net loss on the sale of investments and trading activities compared to a gain of $3.2 million in the fourth quarter of 1997. The loss in the fourth quarter of 1998 was primarily due to $8.6 million of net losses on $113.9 million of securities sold during the fourth quarter of 1998, while the gain of $3.2 million in the fourth quarter of 1997 was the primarily the result of $1.9 million of net gains on trading position entered into during 1997.

     Production from all sources for the fourth quarter of 1998 decreased to $371.1 million from $465.3 million for the fourth quarter of 1997 primarily due to a purchase in the fourth quarter of 1997 of $176.2 million of A+ quality single family loans. This was offset by an increase in both commercial and manufactured home loan fundings during the fourth quarter of 1998 as well as the purchase of $48.9 million of funding notes secured by automobile installment contracts.

     In June 1998, the Company entered into a series of agreements with AutoBond relating to the purchase on a flow basis of funding notes secured by automobile contracts. In January 1999, the Company, in conjunction with third-party specialists experienced in subprime auto lending, performed certain compliance procedures in regard to AutoBond's compliance with the underwriting criteria as set forth under the agreements. The results from the underwriting compliance tests indicated that a significant number of loans contained material deviations from the underwriting criteria. The specialists also performed various tests and procedures related to AutoBond's compliance with the agreed upon servicing procedures and guidelines. The results of those tests highlighted certain irregularities which resulted in the Company's determination that the delinquency ratio previously reported by AutoBond was understated. Based on the findings from the compliance testing and subsequent analysis performed by the Company as a result of these findings, the Company has determined that the automobile contracts which secure the Company's funding notes are of a lower credit quality than previously represented to the Company. As such, the Company recorded a charge to earnings as of December 31, 1998 totaling $17.6 million. This charge included an impairment charge on the funding notes of $14.0 million. It also included a $0.6 million charge to the Company's investment in AutoBond common and preferred stock to its quoted market value at December 31, 1998. The Company also fully reserved for the $3.0 million unsecured senior convertible note it acquired from AutoBond.

     In March 1999, Dynex issued approximately $1.4 billion of collateralized bonds secured by single family loans, ARM securities and manufactured housing loans. Of the total, $323.3 million was issued through a public transaction and $1.0 billion was issued through a private (144-A) transaction.

Summary of Selected Quarterly Results (unaudited)
(amounts in thousands except share data)

----------------------------------------------------- ---------------- --------------- ---------------- ----------------
                                                          First           Second       Third Quarter    Fourth Quarter
Year ended December 31, 1998                             Quarter          Quarter
----------------------------------------------------- ---------------- --------------- ---------------- ----------------
Operating results:
   Total revenues                                       $     97,842     $    111,813    $    104,434     $     96,732
   Net interest margin                                        17,146           17,187          14,639           17,566
   Net income (loss)                                          14,432           15,599           6,485          (16,939)
   Basic net income per common share                           0.25             0.27            0.07             (0.44)
   Diluted net income per common share                         0.25             0.27            0.07             (0.44)
   Cash dividends declared per common share                    0.30             0.30            0.25                 -
   Annualized return on common shareholders'
     equity                                                  12.50%          13.77%            3.68%         (23.79%)
----------------------------------------------------- ---------------- --------------- ---------------- ----------------

Average interest-earning assets                            5,120,191        5,780,504       5,571,742        5,138,306
Average borrowed funds                                     4,791,147        5,520,722       5,377,659        4,941,623
----------------------------------------------------- ---------------- --------------- ---------------- ----------------

Net interest spread on interest-earning assets                 1.19%           1.17%            1.11%            1.33%
Average asset yield                                            7.59%           7.61%            7.50%            7.46%
Net yield on average interest-earning assets (1)               1.60%           1.47%            1.33%            1.57%
Cost of funds                                                  6.40%           6.44%            6.39%            6.13%
----------------------------------------------------- ---------------- --------------- ---------------- ----------------

Loans funded                                               1,171,665          542,176         435,270          371,126
----------------------------------------------------- ---------------- --------------- ---------------- ----------------


----------------------------------------------------- ---------------- --------------- ---------------- ----------------
                                                          First           Second       Third Quarter    Fourth Quarter
Year ended December 31, 1997                             Quarter          Quarter
----------------------------------------------------- ---------------- --------------- ---------------- ----------------

Operating results:
   Total revenues                                        $   79,249       $  82,521        $  91,417         $  93,673
   Net interest margin                                       20,290          21,099           20,600            21,465
   Net income                                                18,310          18,384           19,512            17,792
   Basic net income per common share                           0.35                             0.36              0.32
                                                                               0.35
   Diluted net income per common share                         0.35                             0.36              0.32
                                                                               0.34
   Cash dividends declared per common share                                                                       0.35
                                                              0.325           0.335            0.345
   Annualized return on common shareholders'
     equity                                                  18.83%          18.23%           18.83%            15.96%
----------------------------------------------------- ---------------- --------------- ---------------- ----------------

Average interest-earning assets                           3,820,511       4,321,111        4,801,190         5,142,960
Average borrowed funds                                    3,379,959       3,869,713        4,357,869         4,570,289
----------------------------------------------------- ---------------- --------------- ---------------- ----------------

Net interest spread on interest-earning assets                1.69%           1.52%            1.34%             1.23%
Average asset yield                                           8.04%           7.86%            7.65%             7.72%
Net yield on average interest-earning assets (1)              2.42%           2.19%            1.92%             1.95%
Cost of funds                                                 6.35%           6.34%            6.31%             6.49%
----------------------------------------------------- ---------------- --------------- ---------------- ----------------

Loans funded                                                182,976         873,637          528,244           905,633
----------------------------------------------------- ---------------- --------------- ---------------- ----------------

 (1)     Computed as net interest margin excluding non-interest collateralized bond expenses.

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

     Capital Resources. The Company relies on various credit facilities and repurchase agreements with certain commercial and investment banking firms to help meet the Company's short-term funding needs. The Company believes that as these agreements expire, they will continue to be available or will be able to be replaced; however no assurance can be given as to such availability or the prospective terms and conditions of such agreements or replacements.

     Capital Markets. The Company relies on the capital markets for the sale upon securitization of its collateralized bonds or other types of securities. While the Company has historically been able to sell such collateralized bonds and securities into the capital markets, there can be no assurances that circumstances relating either to the Company or the capital markets may limit or preclude the ability of the Company to sell such collateralized bonds or securities in the future.

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

     Prepayments. Prepayments by borrowers on loans securitized by the Company may have an adverse impact on the Company's financial performance. Prepayments are expected to increase during a declining interest rate or flat yield curve environment. The Company's exposure to rapid prepayments is primarily (i) the faster amortization of premium on the investments and, to the extent applicable, amortization of bond discount, and (ii) the replacement of investments in its portfolio with lower yield securities. At December 31, 1998, the yield curve was considered flat relative to its normal shape, and as a result, the Company expects a continuation of relatively high prepayment rates during the first six months in 1999.

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


Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management extends beyond derivatives to include all market risk sensitive financial instruments. As a financial services company, net interest income comprises the primary component of the Company's earnings. As a result, the Company is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or reprice within specified periods. The Company's strategy is to mitigate interest rate risk through the creation of a diversified investment portfolio of high quality assets that, in the aggregate, preserves the Company's capital base while generating stable income in a variety of interest rate and prepayment environments. In many instances, the investment strategy involves not only the creation of the asset, but also structuring the related securitization or borrowing to create a stable yield profile and reduce interest rate risk.

     The Company continuously monitors the aggregate cash flow, projected net yield and market value of its investment portfolio under various interest rate and prepayment assumptions. While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all. Generally, the Company adds investments to its portfolio that are designed to increase the diversification and reduce the variability of the yield produced by the portfolio in different interest rate environments.

     The Company's Portfolio Executive Committee ("PEC"), which includes executive management representatives, monitors and manages the interest rate sensitivity and repricing characteristics of the balance sheet components consistent with maintaining acceptable levels of change in both the net portfolio value and net interest income. The Company's exposure to interest rate risk is reviewed on a monthly basis by the PEC and quarterly by the Board of Directors.

     The Company utilizes several tools and risk management strategies to monitor and address interest rate risk, including (i) a quarterly sensitivity analysis using option-adjusted spread ("OAS") methodology to calculate the expected change in net interest margin as well as the change in the market value of various assets within the portfolio under various extreme scenarios; and (ii) a monthly static cash flow and yield projection under 49 different scenarios. Such tools allow the Company to continually monitor and evaluate its exposure to these risks and to manage the risk profile of the investment portfolio in response to changes in the market risk. While the Company may use such tools, there can be no assurance the Company will accomplish the goal of adequately managing the risk profile of the investment portfolio.

     The Company measures the sensitivity of its net interest income to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its interest income for the next twelve months assuming no changes in interest rates from those at period end. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to net interest income.

     The  following   table   summarizes  the  Company's  net  interest   margin
sensitivity   analysis  as  of  December  31,  1998.  This  analysis  represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of December 31, 1998. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates , the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model uses a dynamic prepayment model that applies a Constant Prepayment Rate ranging from 5.5% to 70.1% based on the projected incentive to refinance for each loan type in any given period. While the Company's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future.

                        Basis Point               % Change in Net
                    Increase (Decrease)         Interest Margin from
                     in Interest Rates               Base Case
                   -----------------------     -----------------------

                            +200                       (11.69)%
                            +100                        (9.30)%
                            Base                         -
                            -100                         9.65%
                            -200                        21.29%

     The Company's investment policy sets forth guidelines for assuming interest rate risk. The investment policy stipulates that given a 200 basis point increase or decrease in interest rates over a twelve month period, the estimated net interest margin may not change by more than 25% of current net interest margin during the subsequent one year period. Based on the projections above, the Company is in compliance with its stated policy regarding the interest rate sensitivity of net interest margin.

     Approximately $2.8 billion of the Company's investment portfolio as of December 31, 1998 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 60% and 28% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

     Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the ARM securities and collateral for collateralized bonds relative to the rate resets on the associated borrowings and (ii) rate resets on the ARM loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As short-term interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap, cap or floor agreements.

     Because of the 1% or 2% periodic cap nature of the ARM loans underlying the ARM securities, these securities may decline in market value in a rising interest rate environment. In a rapidly increasing rate environment, as was experienced in 1994, a decline in value may be significant enough to impact the amount of funds available under repurchase agreements to borrow against these securities. In order to maintain liquidity, the Company may be required to sell certain securities. To mitigate this potential liquidity risk, the Company strives to maintain excess liquidity to cover any additional margin required in a rapidly increasing interest rate environment, defined as a 3% increase in short-term interest rates over a twelve-month time period. Liquidity risk also exists with all other investments pledged as collateral for repurchase agreements, but to a lesser extent.

     As part of its asset/liability management process, the Company enters into interest rate agreements such as interest rate caps and swaps and financial futures contracts ("hedges"). These interest rate agreements are used by the Company to help mitigate the risk to the investment portfolio of fluctuations in interest rates that would ultimately impact net interest income. To help protect the Company's net interest income in a rising interest rate environment, the Company has purchased interest rate caps with a notional amount of $1.6 billion, which help reduce the Company's exposure to interest rate risk rising above the lifetime interest rate caps on ARM securities and loans. These interest rate caps provide the Company with additional cash flow should the related index increase above the contracted rates. The contracted rates on these interest rate caps are based on one-month LIBOR, six-month LIBOR or one-year CMT. The Company will also utilize interest rate swaps to manage its exposure to changes in financing rates of assets and to convert floating rate borrowings to fixed rate where the associated asset financed is fixed rate. Interest rate caps and interest rate swaps that the Company uses to manage certain interest rate risks represent protection for the earnings and cash flow of the investment portfolio in adverse markets. To date, short term interest rates have not risen at the speed or to the extent such that the protective cashflows provided by the caps and swaps have been realized.

     The Company may also utilizes futures and options on futures to moderate the risks inherent in the financing of a portion of its investment portfolio with floating-rate repurchase agreements. The Company uses these instruments to synthetically lengthen the terms of repurchase agreement financing, generally from one to three or six months. Interest rate futures and option agreements have historically provided the Company a means of essentially locking-in borrowing costs at specified rates for specified period of time. Under these contracts, the Company will receive additional cash flow if the underlying index increases above contracted rates, mitigating the net interest income loss that results from the higher repurchase agreement rates The Company will pay additional cash flow if the underlying index decreases below contracted rates. The Company has not utilized futures or options on futures since 1997, as they primarily benefit the Company when expected rates as measured by the forward yield-curve are less than current cash market rates.

     Interest rate caps and interest rate swaps that the Company utilizes to manage certain interest rate risks represent protection for the earnings and cashflow of the investment portfolio in adverse markets. To date, market conditions have not been adverse such that the caps and swaps have been utilized.

     The remaining portion of the Company's investments portfolio as of December 31, 1998, approximately $2.1 billion, is comprised of loans or securities that have coupon rates that are either fixed or do not reset within the next 15 months. The Company has limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds and notes payable, and (ii) equity, which in the aggregate totals approximately $1.3 billion as of the same date. Overall, the Company's interest rate risk is primarily related to the rate of change in short term interest rates, not the level of short term interest rates.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements and Supplemental Data and Exhibits 23.1 and 23.2 of this Form 10-K have been omitted and the Company will be filing such items by amendment pursuant to SEC Rule 12b-25 within the required 15 days.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 21, 1998, the Audit Committee of Dynex Capital, Inc. approved the appointment of the accounting firm of Deloitte & Touche LLP ("D&T") as the independent auditors for the year ending December 31, 1998 to replace KPMG Peat Marwick LLP ("KPMG"), who were dismissed as the independent accountants effective with such appointment.

     The reports of KPMG on the Company's consolidated financial statements for each of the two years ended December 31, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of the Company's consolidated financial statements for the two years ended December 31, 1997 and 1996, and through July 21, 1998, there have been no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG, would have caused them to make reference thereto in their report on the financial statements for such years.

     During the two fiscal years ended December 31, 1997 and 1996, and through July 21, 1998, the Company has not consulted with D&T regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that D&T concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (v) of Regulation S-K.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 as to directors and executive officers of the Company is included in the Company's proxy statement for its 1998 Annual Meeting of Stockholders (the 1998 Proxy Statement) in the Election of Directors and Management of the Company sections and is incorporated herein by reference.

Item 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 is included in the 1998 Proxy Statement in the Management of the Company section on and is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is included in the 1998 Proxy Statement in the Ownership of Common Stock section and is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is included in the 1998 Proxy Statement in the Compensation Committee Interlocks and Insider Participation section and is incorporated herein by reference.

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

3.  Exhibits

Exhibit
Number    Exhibit

3.1 Articles of Incorporation of the Registrant, as amended, effective as of February 4, 1988. (Incorporated herein by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-10783)filed March 21, 1997.)

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

3.8 Amendment to the Articles of Incorporation, effective October 19, 1992. (Incorporated herein by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-10783)filed March 21, 1997.)

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

3.11 Amendment to Articles of Incorporation, effective May 5, 1997. ( Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

10.1 Dividend Reinvestment and Stock Purchase Plan (Incorporated herein by reference to the Company's Registration Statement on Form S-3
          (No. 333-35769).)

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


10.4 Promissory Note, dated as of May 13, 1996, between the Registrant (as Lender) and Dominion Mortgage Services, Inc.(as Borrower) (Incorporated herein by reference to Exhibits to the Company's
          Form 10-Q for the quarter ended June 30, 1996 (File No. 1-9819) dated August 14, 1996.)

10.5 The Registrant's Bonus Plan (Incorporated by reference to Exhibits to the Company's Annual Report filed on Form 10-K for the year ended December 31, 1996 (File No. 1-9819) dated March 31, 1997.)

10.6 The Directors Stock Appreciation Rights Plan (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

10.7 1992 Stock Incentive Plan as amended (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

21.1      List of consolidated entities of the Company (filed herewith)

23.1      Consent of Deloitte & Touche LLP  (filed herewith)

23.2      Consent of KPMG LLP (filed herewith)

(b) Reports on Form 8-K

     Current Report on Form 8-K as filed with the Commission on February 26, 1999, relating to certain recent developments.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DYNEX CAPITAL, INC.
                                   (Registrant)



March 31, 1999                     /s/ Thomas H. Potts
                                   Thomas H. Potts
                                   President
                                   (Principal Executive Officer)


March 31, 1999                     /s/ Lynn K. Geurin
                                   Lynn K. Geurin
                                   Executive Vice President and
                                      Chief Financial Officer
                                   (Principal Accounting and Financial Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                      Capacity                                Date


/s/ Thomas H. Potts                 Director                           March 31, 1999
Thomas H. Potts


/s/ J. Sidney Davenport, IV         Director                           March 31, 1999
J. Sidney Davenport, IV


/s/ Richard C. Leone                Director                           March 31, 1999
Richard C. Leone


/s/ Barry Shein                     Director                           March 31, 1999
Barry  Shein


/s/ Donald B. Vaden                 Director                           March 31, 1999
Donald B. Vaden


                                  EXHIBIT INDEX



                                                                                            Sequentially
Exhibit                                                                                     Numbered Page

21.1              List of consolidated entities                                                   I

23.1              Consent of Deloitte & Touche LLP (the  Company  will be
                  filing such item by amendment pursuant to SEC Rule 12b-25
                  within the required 15 days)                                                   II

23.2              Consent of KPMG LLP  (the Company will be filing such item by amendment pursuant to SEC Rule 12b-25 within the required
                  15 days)                                                                      III
