Form 10-K/A
period 1998-12-31
DYNEX CAPITAL INC
filed 1999-04-15
CIK 826675

The following items were the subject
                                            of a Form 12b-25 and are included
                                            herein: Item 8. Financial statements
                                            and supplementary data; Exhibit 23.1
                                            and Exhibit 23.2.




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A


(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission file number 1-9819

                               DYNEX CAPITAL, INC.
             (Exact name of registrant as specified in its charter)


                  Virginia                                 52-1549373
       (State or other jurisdiction of             (I.R.S. Employer I.D. No.)
         incorporation or organization)
10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia          23060
    (Address of principal executive offices)                Zip Code)

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

                               DYNEX CAPITAL, INC.
                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                                                        PAGE

                                                           PART II

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................       3

                                                           PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K..........................................................       3

SIGNATURES        .................................................................................       4

                                    Part II

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon are set forth on pages F-1 through F-30 of this Form 10-K/A.


                                     Part IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

1. and 2. Financial Statements and Financial Statement Schedule

     The information required by this section of Item 14 is set forth in the Consolidated Financial Statements and Independent Auditors' Report beginning at page F-1 of this Form 10-K/A. The index to the Financial Statements and Schedule is set forth at page F-2 of this Form 10-K/A.

3.  Exhibits

Exhibit
Number    Exhibit

23.1      Consent of Deloitte & Touche LLP  (filed herewith)

23.2      Consent of KPMG LLP (filed herewith)

(b) Reports on Form 8-K

     Current Report on Form 8-K as filed with the Commission on April 2, 1999, including the 1998 financial statements.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DYNEX CAPITAL, INC.
                                   (Registrant)



April 15, 1999                     /s/ Thomas H. Potts
                                   Thomas H. Potts
                                   President
                                   (Principal Executive Officer)


April 15, 1999                     /s/ Lynn K. Geurin
                                   Lynn K. Geurin
                                   Executive Vice President and
                                      Chief Financial Officer
                                   (Principal Accounting and Financial Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                      Capacity                                Date


/s/ Thomas H. Potts                 Director                           April 15, 1999
Thomas H. Potts


/s/ J. Sidney Davenport, IV         Director                           April 15, 1999
J. Sidney Davenport, IV


/s/ Richard C. Leone                Director                           April 15, 1999
Richard C. Leone


/s/ Barry Shein                     Director                           April 15, 1999
Barry  Shein


/s/ Donald B. Vaden                 Director                           April 15, 1999
Donald B. Vaden


                               DYNEX CAPITAL, INC.


                      CONSOLIDATED FINANCIAL STATEMENTS AND

                          INDEPENDENT AUDITORS' REPORT

                          For Inclusion in Form 10-K/A

                            Annual Report Filed with

                       Securities and Exchange Commission

                                December 31, 1998

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE





Financial Statements:                                                                  Page

Independent Auditors' Report for the Year Ended
  December 31, 1998                                                                    F-3
Independent Auditors' Report for the Years Ended
  December 31, 1997 and 1996                                                           F-4
Consolidated Balance Sheets -- December 31, 1998 and 1997                              F-5
Consolidated Statements of Operations -- Years ended
  December 31, 1998, 1997 and 1996                                                     F-6
Consolidated Statements of Shareholders' Equity -- Years ended
  December 31, 1998, 1997 and 1996                                                     F-7
Consolidated Statements of Cash Flows -- Years ended
  December 31, 1998, 1997 and 1996                                                     F-8
Notes to Consolidated Financial Statements --
  December 31, 1998, 1997 and 1996                                                     F-9
Schedule IV - Mortgage Loans on Real Estate                                            F-28



                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Dynex Capital, Inc.


     We have audited the accompanying consolidated balance sheet of Dynex Capital, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such 1998 consolidated financial statements present fairly, in all material respects, the financial position of Dynex Capital, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP


Richmond, Virginia
March 26, 1999

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Dynex Capital, Inc.



     We have audited the accompanying consolidated balance sheet of Dynex Capital, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynex Capital, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1997 in conformity with generally accepted accounting principles.


KPMG LLP


Richmond, Virginia
February 4, 1998, except as to the 1997
   and 1996 information contained in note 16, which is as of April 14, 1999

CONSOLIDATED BALANCE SHEETS
DYNEX CAPITAL, INC.

December 31, 1998 and 1997
(amounts in thousands except share data)


ASSETS                                                                                1998                  1997
                                                                               -----------------     -----------------

Investments:
   Collateral for collateralized bonds                                         $      4,293,528      $     4,375,561
   Securities                                                                           217,612              515,501
   Other investments                                                                     56,743               85,989
   Loans held for securitization                                                        388,782              233,958
                                                                               -----------------     -----------------
                                                                                      4,956,665            5,211,009

Investments in and advances to Dynex Holding, Inc.                                      169,384              119,356
Cash                                                                                     30,103               18,502
Accrued interest receivable                                                               4,162                5,572
Other assets                                                                             18,488               12,919
                                                                               =================     =================
                                                                               $      5,178,802      $     5,367,358
                                                                               =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Non-recourse debt                                                              $      3,665,316      $     3,632,079
Recourse debt:
   Secured by collateralized bonds retained                                             298,695              494,493
   Secured by investments                                                               588,735              499,935
   Unsecured                                                                            145,303              139,108
                                                                               -----------------     -----------------
                                                                                      4,698,049            4,765,615

Accrued interest payable                                                                  8,403                7,214
Accrued expenses and other liabilities                                                   16,318               14,127
Dividends payable                                                                         3,228               19,493
                                                                               -----------------     -----------------
                                                                                      4,725,998            4,806,449
                                                                               -----------------     -----------------

SHAREHOLDERS' EQUITY

Preferred stock, par value $.01 per share,
   50,000,000 shares authorized:
     9.75% Cumulative Convertible Series A,
       1,309,061 and 1,397,511 issued and outstanding, respectively                      29,900               31,920
     9.55% Cumulative Convertible Series B,
       1,912,434 and 1,957,490 issued and outstanding, respectively                      44,767               45,822
     9.73% Cumulative Convertible Series C,
       1,840,000 issued and outstanding,                                                 52,740               52,740
Common stock,  par value $.01 per share,
   100,000,000 shares authorized,
   46,027,426 and 45,146,242 issued and outstanding, respectively                           460                  451
Additional paid-in capital                                                              352,382              342,570
Accumulated other comprehensive (loss) income                                            (3,097)              79,441
(Accumulated deficit) retained earnings                                                 (24,348)               7,965
                                                                               -----------------     -----------------
                                                                                        452,804              560,909
                                                                               -----------------     -----------------
                                                                               $      5,178,802      $     5,367,358
                                                                               =================     =================



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
DYNEX CAPITAL, INC.

Years ended December 31, 1998, 1997 and 1996
(amounts in thousands except share data)



                                                                    1998                 1997                 1996
                                                              -------------------  ------------------   ------------------

Interest income:
   Collateral for collateralized bonds                         $      303,994       $       208,946      $       148,675
   Securities                                                          40,411                79,714              128,147
   Other investments                                                    5,679                 4,909                4,702
   Loans held for securitization                                       44,450                34,099               29,387
   Net advances to Dynex Holding, Inc.                                 10,979                 5,891                    -
                                                              -------------------  ------------------   -------------------
                                                                      405,513               333,559              310,911
                                                              -------------------  ------------------   -------------------

Interest and related expense:
   Non-recourse debt                                                  231,242               152,678              102,925
   Recourse debt                                                       99,119                90,777              127,981
   Other                                                                2,193                 1,717                2,539
   Net advances from Dynex Holding, Inc.                                    -                     -                  665
                                                              -------------------  ------------------   -------------------
                                                                      332,554               245,172              234,110
                                                              -------------------  ------------------   -------------------

Net interest margin before provision for losses                        72,959                88,387               76,801
Provision for losses                                                   (6,421)               (4,933)              (3,051)
                                                              -------------------  ------------------   -------------------
Net interest margin                                                    66,538                83,454               73,750

Impairment on AutoBond related assets                                 (17,632)                    -                    -
Equity in net earnings (loss) of Dynex Holding, Inc.                    2,456                (1,109)              (4,309)
Gain on sale of single family operations                                    -                     -               21,512
(Loss) gain on sale of investments and trading activities              (2,714)               11,584                 (385)
Other income                                                            2,852                 1,716                  606
                                                              -------------------  ------------------   -------------------
Net revenue                                                            51,500                95,645               91,174

General and administrative expenses                                    (8,973)               (9,531)              (8,365)
Net administrative fees and expenses to Dynex Holding, Inc.           (22,379)              (12,116)              (9,761)
                                                              -------------------  ------------------   -------------------
Income before extraordinary item                                       20,148                73,998               73,048

Extraordinary item - loss on extinguishment of debt                      (571)                    -                    -
                                                              -------------------  ------------------   -------------------
Net income after extraordinary item                                    19,577                73,998               73,048
Dividends on preferred stock                                          (13,019)              (14,820)             (10,009)
                                                              ===================  ==================   ===================
Net income available to common shareholders                    $        6,558       $        59,178      $        63,039
                                                              ===================  ==================   ===================

Per common share before extraordinary item:
   Basic                                                       $          0.16      $          1.38      $          1.54
                                                              ===================  ==================   ===================
   Diluted                                                     $          0.16      $          1.37      $          1.49
                                                              ===================  ==================   ===================

Per common share after extraordinary item:
   Basic                                                       $          0.14      $          1.38      $          1.54
                                                              ===================  ==================   ===================
   Diluted                                                     $          0.14      $          1.37      $          1.49
                                                              ===================  ==================   ===================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
DYNEX CAPITAL, INC.

Years ended December 31, 1998, 1997 and 1996
(amounts in thousands except share data)

                                                                                   Accumulated        Retained
                                                                  Additional          Other           Earnings
                                         Preferred     Common      Paid-in        Comprehensive     (Accumulated
                                           Stock        Stock      Capital        (Loss) Income       Deficit)       Total
                                       ----------------------------------------------------------------------------------------

 Balance at January 1, 1996             $   86,885   $      202   $  281,508      $     (4,759)    $   (9,013)     $  354,823

Comprehensive income:
   Net income - 1996                             -            -            -                 -         73,048          73,048
   Change in net unrealized loss on
   investments classified as
   available-for-sale during the                 -            -            -            69,161              -          69,161
   period
                                       ----------------------------------------------------------------------------------------
Total comprehensive income                       -            -            -            69,161         73,048         142,209

 Issuance of common stock                        -            5       10,129                 -              -          10,134
 Series C preferred stock issued,
   net of issuance costs                    52,740            -            -                 -              -          52,740
 Dividends on common stock at
   $1.1325 per share                             -            -            -                 -        (46,280)        (46,280)
 Dividends on preferred stock                    -            -            -                 -        (10,009)        (10,009)
                                       ----------------------------------------------------------------------------------------
 Balance at December 31, 1996              139,625          207      291,637            64,402          7,746         503,617

 Comprehensive income:
   Net income - 1997                             -            -            -                 -         73,998          73,998
   Change in net unrealized gain on
   investments classified as
   available-for-sale during the                 -            -            -            15,039              -          15,039
   period
                                       ----------------------------------------------------------------------------------------
 Total comprehensive income                      -            -            -            15,039         73,998          89,037

 Issuance of common stock                        -           25       42,009                 -              -          42,034
 Conversion of preferred stock              (9,143)           6        9,137                 -              -               -
 Two-for-one common stock split                  -          213         (213)                -              -               -
 Dividends on common stock at
   $1.355 per share                              -            -            -                 -        (58,959)        (58,959)
 Dividends on preferred stock                    -            -            -                 -        (14,820)        (14,820)
                                       ----------------------------------------------------------------------------------------
 Balance at December 31, 1997              130,482          451      342,570            79,441          7,965         560,909

Comprehensive income:
   Net income - 1998                             -            -            -                 -         19,577          19,577
   Change in net unrealized gain on
   investments classified as
   available-for-sale during the                 -            -            -           (82,538)             -         (82,538)
   period
                                       ----------------------------------------------------------------------------------------
 Total comprehensive income                      -            -            -           (82,538)        19,577         (62,961)

 Issuance of common stock                        -            7        7,652                 -              -           7,659
 Conversion of preferred stock              (3,075)           3        3,072                 -              -               -
 Retirement of common stock                      -           (1)        (912)                -              -            (913)
 Dividends on common stock at $0.85
   per share                                     -            -            -                 -        (38,871)        (38,871)
 Dividends on preferred stock                    -            -            -                 -        (13,019)        (13,019)
                                       ========================================================================================
 Balance at December 31, 1998           $  127,407   $      460   $  352,382      $     (3,097)    $  (24,348)     $  452,804
                                       ========================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DYNEX CAPITAL, INC.

Years ended December 31, 1998, 1997 and 1996
(amounts in thousands except share data)

                                                                        1998             1997              1996
                                                                  ----------------- ---------------- -----------------

Operating activities:
   Net income                                                      $      19,577     $      73,998    $      73,048
   Adjustments to reconcile net income to cash provided by
     operating activities:
       Provision for losses                                                6,421             4,933             3,051
       Impairment charge on AutoBond related assets                       17,632
       Net loss (gain) from sale of investments and trading
         activities                                                        2,714           (11,584)             385
       Gain on sale of single family operations                                -                 -          (21,512)
       Equity in net (earnings) loss of Dynex Holding, Inc.               (2,456)            1,109            4,309
       Amortization and depreciation                                      43,938            26,389           22,131
       Net (increase) decrease in accrued interest, other
         assets and other liabilities                                     (4,471)           10,835           (5,698)
                                                                  ----------------- ---------------- -----------------
           Net cash provided by operating activities                      83,355           105,680           75,714
                                                                  ----------------- ---------------- -----------------

Investing activities:
   Collateral for collateralized bonds:
     Fundings of investments subsequently securitized                 (1,857,617)       (2,302,831)      (1,571,955)
     Principal payments on collateral                                  2,112,473           940,613          464,478
     Decrease (increase) in accrued interest receivable                    1,057           (10,316)         (10,775)
     Net decrease in funds held by trustee                                   889               544              419
   Net (increase) decrease in loans held for securitization             (155,497)           29,767          (50,456)
   Purchase of other investments                                         (65,836)          (50,525)          (2,251)
   Payments received on other investments                                 16,977            18,547           12,655
   Purchase of securities                                               (572,225)         (848,663)        (111,596)
   Payments received on securities                                       122,693            62,184          304,551
   Proceeds from sales of securities                                     424,338           847,339          505,708
   Investment in and advances to Dynex Holding, Inc.                     (47,572)          (82,086)         (39,616)
   Proceeds from sale of single family operations                         19,000             9,500           20,413
   Capital expenditures                                                     (402)           (2,094)          (1,445)
                                                                  ----------------- ---------------- -----------------
       Net cash used for investing activities                             (1,722)       (1,388,021)        (479,870)
                                                                  ----------------- ---------------- -----------------

Financing activities:
   Collateralized bonds:
     Proceeds from issuance of bonds                                   1,817,179         2,400,191        1,770,965
     Principal payments on bonds                                      (2,066,344)         (919,885)        (448,238)
     (Decrease) increase in accrued interest payable                        (262)            2,945               91
   Proceeds from issuance of senior notes                                      -            98,223                -
   Repayment of senior notes                                             (11,750)           (3,000)          (3,000)
   Proceeds from (repayment of) recourse debt borrowings, net            252,554          (256,660)        (939,599)
   Net proceeds from issuance of stock                                     7,659            42,034           62,874
   Retirement of common stock                                               (913)                -                -
   Dividends paid                                                        (68,155)          (70,520)         (51,721)
                                                                  ----------------- ---------------- -----------------
       Net cash (used for) provided by financing activities              (70,032)        1,293,328          391,372
                                                                  ----------------- ---------------- -----------------

Net increase (decrease) in cash                                           11,601            10,987          (12,784)
Cash at beginning of period                                               18,502             7,515           20,299
                                                                  ----------------- ---------------- -----------------

Cash at end of period                                               $     30,103      $     18,502     $      7,515
                                                                  ================= ================ =================


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

December 31, 1998, 1997 and 1996
(amounts in thousands except share data)


NOTE 1 - BASIS 0F PRESENTATION

Basis of Presentation
     The consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified REIT subsidiaries (together, "Dynex REIT"). The loan production operations are primarily conducted through Dynex Holding, Inc. ("DHI"), a taxable affiliate of Dynex REIT. Dynex REIT owns all the preferred stock which represents a 99% economic ownership interest in DHI. Prior to 1998, Dynex REIT had consolidated DHI for financial reporting purposes. In 1998, Dynex REIT changed its method of accounting for its investment in DHI to a method similar to the equity method. This method was used because management believes that Dynex REIT has the ability to exercise significant influence over the financial and operating policies of DHI through its ownership of the preferred stock and other agreements. Dynex REIT has revised the 1997 and 1996 accompanying financial statements to give retroactive effect to the change in accounting method during 1998. The accounting change had no impact on net income. Under the equity method, Dynex REIT's original investment in DHI is recorded at cost and adjusted by Dynex REIT's share of earnings or losses and decreased by dividends received. The common stock of DHI represents a 1% economic ownership of DHI and is owned by certain officers of Dynex REIT. References to the "Company" mean Dynex Capital, Inc., its consolidated subsidiaries, and DHI and its consolidated subsidiaries. All significant intercompany balances and transactions with Dynex REIT's consolidated subsidiaries have been eliminated in consolidation of Dynex REIT.

Reclassifications
     Certain reclassifications have been made to the financial statements for the periods ended December 31, 1997 and 1996 to conform to the December 31, 1998 presentation.

Stock Split
     On May 5, 1997, Dynex REIT completed a two-for-one common stock split. All references to the per share amounts in the accompanying consolidated financial statements and related notes have been restated to reflect the stock split.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Federal Income Taxes
     Dynex REIT has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. As a result, Dynex REIT generally will not be subject to federal income taxation at the corporate level to the extent that it distributes at least 95 percent of its taxable income to its shareholders and complies with certain other requirements. No provision has been made for income taxes for Dynex Capital, Inc. and its qualified REIT subsidiaries in the accompanying consolidated financial statements, as Dynex REIT believes it has met the prescribed requirements.

Investments
     Pursuant to the requirements of Statement of Financial Accounting Standards No. 115 ("FAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities," Dynex REIT is required to classify certain of its investments as either trading, available-for-sale or held-to-maturity. Dynex REIT has classified collateral for collateralized bonds and securities as available-for-sale. These investments are therefore reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income. The basis of any securities sold is computed using the specific identification method. Collateral for collateralized bonds can be sold only subject to the lien of the respective collateralized bond indenture, unless the related bonds have been redeemed.

     Collateral for Collateralized Bonds. Collateral for collateralized bonds consists of securities which have been pledged to secure collateralized bonds. These securities are primarily backed by single family, multifamily and commercial properties and installment loans on manufactured housing. Substantially all of the collateral for collateralized bonds is pledged to secure non-recourse debt in the form of collateralized bonds issued by limited-purpose finance subsidiaries and is not available for the satisfaction of general claims of Dynex REIT. As the collateralized bonds are non-recourse to Dynex REIT, Dynex REIT's exposure to loss on the assets pledged as collateral for collateralized bonds is generally limited to the amount of collateral pledged to the collateralized bonds in excess of the amount of the collateralized bonds issued.

     Securities. Securities consist of fixed-rate funding notes secured by fixed-rate automobile installment contracts ("funding notes"), adjustable-rate mortgage ("ARM") securities, fixed-rate mortgage securities, mortgage derivative securities and mortgage residual interests.

     Other Investments. Other investments consist primarily of corporate bonds, an installment note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996 (see Note 9), property tax receivables and manufactured housing inventory lines of credit. Only the corporate bonds are considered securities pursuant to FAS No. 115, and therefore are reported at fair value as they are classified as available for sale. All other investments are carried at their amortized cost basis.

Loans  Held for  Securitization
     Loans held for securitization primarily include mortgage loans secured by multifamily and commercial properties and installment loans secured by manufactured homes. These assets will generally be securitized as collateral for collateralized bonds and are carried at amortized cost. Premiums paid or discounts obtained on these loans are deferred as an adjustment to the carrying value of the loans. Deferred hedging gains or losses, if any, are netted against the outstanding asset balances.

     Construction loans on multifamily properties are also included in loans held for securitization. Such loans are carried at the balance funded to date. Interest earned on these loans is capitalized and included as a component of the amount funded until construction is completed and the property is stabilized.

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

Derivative Financial Instruments
     Dynex REIT may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures ("Interest Rate Agreements") to manage its sensitivity to changes in interest rates. These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. At trade date, these instruments are designated as either hedging positions or trading positions.

     For Interest Rate Agreements designated as hedge instruments, Dynex REIT evaluates the effectiveness of these hedges periodically against the financial instrument being hedged under various interest rate scenarios. The revenues and costs associated with interest rate swap agreements are recorded as adjustments to interest income or expense on the asset or liability being hedged. For interest rate cap agreements, the amortization of the cost of the agreements is recorded as a reduction in the net interest income on the related investment. The unamortized cost is included in the carrying amount of the related investment. Revenues or cost associated with futures and option contracts are recognized in income or expense in a manner consistent with the accounting for the asset or liability being hedged. Amounts payable to or receivable from counterparties are included in the financial statement line of the item being hedged. Interest Rate Agreements that are hedge instruments and hedge an available for sale investment which is carried at its fair value are also carried at fair value, with the unrealized gains and losses reported as accumulated other comprehensive income.

     As a part of Dynex REIT's interest rate risk management process, Dynex REIT may be required periodically to terminate hedge instruments. Any realized gain or loss resulting from the termination of a hedge is amortized into income or expense of the corresponding hedged instrument over the remaining period of the original hedge or hedged instrument as a yield adjustment.

     Dynex REIT may also enter into forward delivery contracts and interest rate futures and options contracts for hedging interest rate risk associated with commitments made to fund loans. Gains and losses on such contracts are either
(i) deferred as an adjustment to the carrying value of the related loans until the loan has been funded and securitized in a collateralized bond structure, after which the gains or losses will be amortized into income over the remaining life of the loan using a method that approximates the effective yield method, or
(ii) deferred until such time as the related loans are funded and sold.

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

Cash
     Approximately $24,437 and $12,489 of cash at December 31, 1998 and 1997, respectively, is held as collateral for outstanding letters of credit; is held in trust to cover losses not otherwise covered by insurance; or is restricted for the payment of premiums on various insurance policies related to certain securities.

Net Income Per Common Share
     Net income per common share is presented on both a basic net income per common share and diluted net income per common share basis. Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights, using the treasury stock method, but only if these items are dilutive. As a result of the two-for-one split of the Dynex REIT's common stock in May 1997, the preferred stock is convertible into two shares of common stock for each share of preferred stock.

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

     Fair Value. Dynex REIT uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. The discount rates used are based on management's estimates of market rates. Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of Dynex REIT's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements. The fair value of all on- and off-balance sheet financial instruments is presented in Note 8.

     Allowance for Losses. As discussed in Note 5, Dynex REIT has credit risk on certain investments. An allowance for losses has been estimated and established for such credit risk based on management's judgment. The allowance for losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of probable credit losses, as well as industry loss experience. Provisions made to increase the allowance related to credit risk are presented as provision for losses in the accompanying consolidated statements of operations. Dynex REIT's actual credit losses may differ from those estimates used to establish the allowance.

     Derivative and Residual Securities. Income on certain derivative and residual securities is accrued using the effective yield method based upon estimates of future cash flows to be received over the estimated remaining lives of the related securities. Reductions in carrying value are made when the total projected cash flow is less than the Company's basis, based on either the dealers' prepayment assumptions or, if it would accelerate such adjustments, management's expectations of interest rates and future prepayment rates.

Recent Accounting Pronouncements

     In January 1998, the Company adopted the Statement of Financial Accounting Standard No.130, "Reporting Comprehensive Income" ("FAS No. 130"). FAS No.130 requires companies to classify items of other comprehensive income separately, either in a separate statement of comprehensive income, in the statement of shareholders' equity, or in the statement of operations.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards and disclosure requirements for the way companies report information about operating segments, including related product information, both in annual and interim reports issued to shareholders. This standard is effective for financial statements issued for periods beginning after December 15, 1997, including interim periods. Management has determined that for the purpose of this disclosure Dynex REIT has only one segment.

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

     In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("FAS No. 134"). FAS No. 134 requires that after the securitization of mortgage loans held for sale that meets all of the criteria of FAS No. 125 and is accounted for as a sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. FAS No. 134 is effective for fiscal quarters beginning after December 15, 1998. FAS No. 134 did not have a material impact on the financial statements as Dynex REIT typically accounts for securitization of assets as secured financing transactions.


NOTE 3 - COLLATERAL FOR COLLATERALIZED BONDS, SECURITIES AND OTHER INVESTMENTS

     The following table summarizes Dynex REIT's amortized cost basis and fair value of investments, as of December 31, 1998 and 1997, classified as available-for-sale and the related average effective interest rates:

----------------------------------------- ----------------------------------- -------------------------------
                                                       1998                                 1997
                                                            Effective                            Effective
                                            Fair Value    Interest Rate          Fair Value    Interest Rate
----------------------------------------- --------------- ------------------- --------------- ---------------

Collateral for collateralized bonds:
   Amortized cost                          $  4,288,520          7.5%           $  4,317,945         7.5%
   Allowance for losses                         (16,593)                             (24,811)
----------------------------------------- --------------- ------------------- --------------- ---------------
     Amortized cost, net                      4,271,927                            4,293,134
   Gross unrealized gains                        67,236                               94,825
   Gross unrealized losses                      (45,635)                             (12,398)
----------------------------------------- --------------- ------------------- --------------- ---------------
                                           $  4,293,528                         $  4,375,561
----------------------------------------- --------------- ------------------- --------------- ---------------

Securities:
   Funding notes                           $    122,009          8.0%           $          -         -
   Adjustable-rate mortgage securities           58,935          6.2%                403,117         5.4%
   Fixed-rate mortgage securities                28,851          8.3%                 21,463         9.1%
   Derivative and residual securities            33,480          2.9%                 97,848        16.2%
----------------------------------------- --------------- ------------------- --------------- ---------------
                                                243,275                              522,428
   Allowance for losses                          (2,746)                              (3,941)
----------------------------------------- --------------- ------------------- --------------- ---------------
     Amortized cost, net                        240,529                              518,487
   Gross unrealized gains                         1,479                               18,144
   Gross unrealized losses                      (24,396)                             (21,130)
----------------------------------------- --------------- ------------------- --------------- ---------------
                                           $    217,612                        $     515,501
----------------------------------------- --------------- ------------------- --------------- ---------------

   Other investments (1):
     Amortized cost                        $     28,153          7.5%          $           -
     Gross unrealized gains                          87                                    -
     Gross unrealized losses                     (1,868)                                   -
----------------------------------------- --------------- ------------------- --------------- ---------------
                                           $     26,372                        $           -
----------------------------------------- --------------- ------------------- --------------- ---------------

(1) Excludes  $30,371  and  $85,989  of other  investments  at  amortized  cost at  December  31,  1998  and  1997, respectively,  which are not  classified  as debt  securities  according to  Statement of Financial  Accounting
    Standard  No. 115 "Accounting  for  Certain  Investments  in Debt and Equity  Securities"  and as such are not included in this table.

     Collateral for collateralized bonds. Collateral for collateralized bonds consists of securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family housing, fixed-rate loans on multifamily and commercial properties and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds. Dynex REIT's exposure to loss on collateral for collateralized bonds is generally limited to the amount of collateral pledged in excess of the related collateralized bonds issued, as the collateralized bonds issued by the limited-purpose finance subsidiaries are non-recourse to Dynex REIT.

     During 1998, Dynex REIT securitized $2.2 billion of collateral, through the issuance of two series of collateralized bonds. The collateral securitized primarily included single-family mortgage loans, manufactured housing loans, commercial real estate and multifamily mortgage loans. One of the securitizations was accounted for as part financing and part sale of the underlying collateral pursuant to Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125"). Under FAS No. 125, if an entity retains a call provision on the bonds in excess of a "clean-up" call, usually defined as 10% of the initial principal amount of the bond, the entity is precluded from accounting for the securitization of the collateral and the issuance of the bonds as a sale. The call provision is considered individually for each bond issued. On all but one class of bonds issued in this securitization, Dynex REIT retained call rights which are substantially in excess of a clean-up call. For the one class of bonds with an original principal amount totaling $55,007, Dynex REIT retained only a clean-up call provision of 10%. Dynex REIT therefore treated the issuance of this class as a sale and recognized a gain of $7,500 in connection with the sale of that class of bonds. The issuance of the remaining classes of bonds was considered a financing transaction.

     The components of collateral for collateralized bonds at December 31, 1998 and 1997 are as follows:

             -------------------------------------------- --------------------- ----------------
                                                               1998                   1997
             -------------------------------------------- --------------------- ----------------

             Collateral, net of allowance                  $  4,161,000           $  4,199,777
             Funds held by trustees                               1,104                  2,092
             Accrued interest receivable                         27,834                 28,891
             Unamortized premiums and discounts, net             81,989                 62,374
             Unrealized gain, net                                21,601                 82,427
             -------------------------------------------- --------------------- ----------------
                                                           $  4,293,528           $  4,375,561
             -------------------------------------------- --------------------- ----------------

     Securities. Funding notes consist of fixed-rate funding notes secured by fixed-rate automobile installment contracts. ARM securities consist of mortgage certificates secured by ARM loans. Fixed-rate mortgage securities consist of mortgage certificates secured by mortgage loans that have a fixed rate of interest for at least one year from the balance sheet date. Derivative securities are classes of collateralized bonds, mortgage pass-through certificates or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses.

     Other investments. Other investments primarily include an installment note receivable in connection with the sale of the Company's single family mortgage operations in May 1996 (see Note 9), corporate bond obligations purchased by Dynex REIT and property tax receivables.

     Sale of investments. Proceeds from sales of securities totaled $424,338, $847,339, and $505,708 in 1998, 1997 and 1996, respectively. Gross gains of $8,481, $2,743, and $4,489 and gross losses of $8,532, $2,163, and $6,887 were realized on those sales in 1998, 1997 and 1996, respectively. Gross realized losses in 1996 included writedowns for permanent impairment of certain mortgage derivative securities of $1,460.

     In 1998, Dynex REIT recorded an impairment charge of $17.6 million relating to the funding notes, the senior unsecured convertible note acquired from AutoBond in June 1998 and certain equity securities of AutoBond held by the Company at December 31, 1998.


NOTE 4 - LOANS HELD FOR SECURITIZATION

     The following table summarizes Dynex REIT's loans held for securitization at December 31, 1998 and 1997, respectively.


    ---------------------------------------------------------------------------------------------------
                                                                       1998                 1997
    ---------------------------------------------------------------------------------------------------

    Secured by multifamily and commercial properties               $   160,101            $   125,338
    Secured by manufactured homes                                      197,076                 56,497
    Secured by single family residential properties                      1,243                 33,951
                                                                 -----------------     ----------------
                                                                       358,420                215,786
    Deferred hedging positions                                          52,355                 27,677
    Net discount                                                       (21,014)                (8,046)
    Allowance for losses                                                  (979)                (1,459)
    ---------------------------------------------------------------------------------------------------
      Total loans held for securitization                          $   388,782            $   233,958
    ---------------------------------------------------------------------------------------------------

     The Company originates fixed-rate loans secured by first mortgages or deeds of trust on multifamily properties, commercial properties and manufactured homes, when the underlying land is also pledged. The Company also originates fixed-rate and adjustable-rate installment loans on manufactured homes which are secured by either a UCC filing or a motor vehicle title. While the Company originates these assets throughout the United States, as of December 31, 1998 approximately 60% of the multifamily and commercial loans held for securitization are located in Louisiana, Minnesota and Maryland and approximately 50% of the manufactured housing loans held for securitization are located in Texas, North Carolina, Michigan and South Carolina.

     Net discount on loans held for securitization includes premiums paid and discounts obtained on loans held for securitization. The deferred hedging position includes the gains and losses generated from corresponding hedging transactions, primarily used to hedge the pipeline of commitments to fund multifamily and commercial loans, which totaled $751.9 million at December 31, 1998. Deferred hedging positions are deferred as an adjustment to the carrying value of the loans until the loans are funded and either securitized or sold.

     The Company funded loans with an aggregate principal balance of $1,150,271, $565,058, and $744,001 during 1998, 1997 and 1996, respectively. Included in these amounts are $228,613 and $49,191 of multifamily construction loans and tax exempt bonds closed during the years ended December 31, 1998 and 1997, respectively. Only the amount drawn on the construction loans of $46,146 is included in the balance of the loans held for securitization at December 31, 1998. Additionally, Dynex REIT purchased loans on a bulk basis, principally single family ARM loans, totaling $562,045, $1,271,479, and $731,460 in 1998,
1997 and 1996, respectively.


NOTE 5 - ALLOWANCE FOR LOSSES

     The following table summarizes the activity for the allowance for losses on investments for the years ended December 31, 1998, 1997 and 1996:


---------------------------------------------- --------------- --------------- ---------------
                                                    1998            1997            1996
---------------------------------------------- --------------- --------------- ---------------
Allowance at beginning of year                  $   30,270      $   39,781      $   11,498
Provision for losses                                 6,421           4,933           3,051
Provision recorded due to sale of single
family operations (See Note 9)                           -               -          30,084
Credit losses, net of recoveries                   (16,321)        (14,444)         (4,852)
---------------------------------------------- --------------- --------------- ---------------
Allowance at end of year                        $   20,370      $   30,270     $    39,781
---------------------------------------------- --------------- --------------- ---------------

     Collateral for collateralized bonds. Dynex REIT has limited exposure to credit risk retained on loans that it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the amount of collateral in excess of the related investment-grade collateralized bonds issued (commonly referred to as "overcollateralization"), excluding price premiums and discounts and hedge gains and losses. The allowance for losses on the overcollateralization totaled $16,593 and $24,811 at December 31, 1998 and 1997 respectively, and is included in collateral for collateralized bonds in the accompanying consolidated balance sheets. Overcollateralization (net of discounts, reserves and third party guarantees) at December 31, 1998 and 1997 totaled $152,248 and $79,837, respectively.

     Securities. On certain securities collateralized by mortgage loans purchased by Dynex REIT for which mortgage pool insurance is used as the primary source of credit enhancement, Dynex REIT has limited exposure to certain credit risks such as fraud in the origination and special hazards not covered by such insurance. An allowance was established based on the estimate of losses at the time of securitization. The allowance for losses for securities is $2,746 and $3,941 at December 31, 1998 and 1997, respectively, and is included in securities in the accompanying consolidated balance sheets.

     Other investments. Dynex REIT has established reserves for potential losses for property tax receivables totaling $53 and $59 at December 31, 1998 and 1997, respectively.

     Loans held for securitization. Dynex REIT has exposure to credit losses on loans held for securitization until those loans are securitized. Upon securitization, Dynex REIT's exposure is generally limited to the overcollateralization as discussed above. Dynex REIT has established reserves for potential losses for the loans held for securitization totaling $978 and $1,459 at December 31, 1998 and 1997, respectively.


NOTE 6 - NON-RECOURSE DEBT

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

     During  1998,   Dynex  REIT  redeemed  six  series  of  previously   issued
collateralized bonds, which resulted in $571 of additional costs related to such redemptions. Total retained bonds at December 31, 1998 were $375,108.

     The components of collateralized bonds along with certain other information at December 31, 1998 and 1997 are summarized as follows:


------------------------------ ------------------------------------ --- ----------------------------------
                                              1998                                    1997
------------------------------ ------------------------------------ --- ----------------------------------
                               Bonds Outstanding      Range of               Bonds           Range of
                                                   Interest Rates         Outstanding     Interest Rates
------------------------------ ------------------- ---------------- --- ----------------- ----------------

Variable-rate classes             $  3,028,108       5.1% - 7.0%         $  3,192,049       5.9% - 7.4%
Fixed-rate classes                     630,074      6.3% - 11.5%              433,028      6.5% - 11.5%
Accrued interest payable                 5,687                                  5,949
Deferred bond issuance costs            (6,880)                                (4,875)
Unamortized net premium                  8,327                                  5,928
------------------------------ ------------------- ---------------- --- ----------------- ----------------
                                  $  3,665,316                           $  3,632,079
------------------------------ ------------------- ---------------- --- ----------------- ----------------

Range of stated maturities         2009-2032                               1998-2031

Number of series                          33                                       33
------------------------------ ------------------- ---------------- --- ----------------- ----------------

     The variable rate classes are based on one-month London InterBank Offered Rate (LIBOR). The average effective rate of interest expense for non-recourse debt was 6.4%, 6.7%, and 6.6% for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE 7 - RECOURSE DEBT

     Dynex REIT utilizes repurchase agreements, notes payable and warehouse credit facilities (together, "recourse debt") to finance certain of its investments. The following table summarizes Dynex REIT's recourse debt outstanding and the weighted-average annual rates at December 31, 1998 and 1997:

------------------------------------- ----------------------------------------- -- -----------------------------------------
                                                        1998                                        1997
------------------------------------- ----------------------------------------- -- -----------------------------------------
                                                     Weighted-Average                            Weighted-Average
                                                     Annual Rate  Market Value                   Annual Rate     Market
                                         Amount                   of Collateral       Amount                    Value of
                                       Outstanding                                 Outstanding                 Collateral
------------------------------------- -------------- ------------ ------------- -- ------------- ------------- -------------

Recourse debt secured by:
   Collateralized bonds                $   298,695      6.01%      $    348,494     $   494,493     6.18%       $   523,907
   Securities                              170,519      6.56%           219,003         394,551     6.23%           418,611
   Other investments                       165,070      6.22%           185,749          50,525     7.33%           119,416
   Loans held for securitization           250,589      7.19%           334,855          51,423     6.95%            64,043
   Other assets                              2,557      7.46%             4,520           3,436     7.25%             3,619
                                      --------------              -------------    -------------               -------------
                                           887,430                    1,092,621         994,428                   1,129,596
Unsecured debt:
   7.875% senior notes                      98,718      7.88%                 -          98,380     7.88%                 -
   Series B 10.03% senior notes             26,116     10.03%                 -          34,795     10.03%                -
   Series A 9.56% senior notes               2,969      9.56%                 -           5,933     9.56%                 -
   Bank credit facility                     17,500      8.03%                 -               -       -                   -
------------------------------------- -------------- ------------ ------------- -- ------------- ------------- -------------
                                       $ 1,032,733                 $  1,092,621     $ 1,133,536                 $ 1,129,596
------------------------------------- -------------- ------------ ------------- -- ------------- ------------- -------------

     Secured Debt. At December 31, 1998 and 1997, recourse debt consisted of $528,283 and $889,044, respectively, of repurchase agreements secured by investments, and $357,111 and $101,971, respectively, outstanding under warehouse credit facilities which are secured by loans held for securitization, securities and other investments. At December 31, 1998, substantially all recourse debt in the form of repurchase agreements had maturities within thirty days and bear interest at rates indexed to LIBOR. If the counterparty to the repurchase agreement fails to return the collateral, the ultimate realization of the security by Dynex REIT may be delayed or limited. The excess market value of the assets securing Dynex REIT's repurchase obligations at December 31, 1998 did not exceed 10% of shareholders' equity for any of the individual counterparties with whom Dynex REIT had contracted these agreements.

     At December 31, 1998, Dynex REIT had four committed credit facilities aggregating $925,000 to finance the funding of loans and securities, three of which expire in 1999 and one that expires in 2000. The interest rates on $750,000 of these facilities range from one-month LIBOR plus 0.75% to one-month LIBOR plus 2.5%. The interest rate on $175,000 of these facilities is the federal funds rate plus 1.5%. The contractual rates paid on these facilities may be reduced by credits for compensating cash balances. In addition to the $925,000 of committed facilities, Dynex REIT also has $700,000 available on an uncommitted basis. Dynex REIT expects that these credit facilities will be renewed, if necessary, at their respective expiration dates, although there can be no assurance of such renewal.

     In 1997, Dynex REIT entered into capital leases for financing its furniture and computer equipment. Interest expense on these capital leases was $274 and $52 for the years ended December 31, 1998 and 1997, respectively. The aggregate payments due under the capital leases for five years after December 31, 1998 are $904, $975, $541, $439, and none, respectively.

     Unsecured Debt. Dynex REIT's $100,000 unsecured 7.875% senior notes are due 2002. Interest is payable semi-annually in arrears. Dynex REIT's Series A 9.56% senior notes are payable in annual installments through 1999. Dynex REIT's Series B 10.03% senior notes are payable in annual installments through 2001. The aggregate principal payments due under the unsecured notes for the five years after December 31, 1998 are $11,750, $8,750, $8,750, $100,000, and none, respectively.


NOTE 8 - FAIR VALUE AND ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS No. 107") requires the disclosure of the estimated fair value of on-and off-balance-sheet financial instruments. The following table presents the amortized cost and estimated fair values of Dynex REIT's financial instruments as of December 31, 1998 and 1997:

---------------------------------------- ---------------------------------------- ----------------------------------------
                                                          1998                                     1997
                                         ---------------------------------------- ----------------------------------------
                                          Notional     Amortized        Fair       Notional     Amortized        Fair
Recorded financial instruments:            Amount         Cost         Value        Amount         Cost         Value
---------------------------------------- ------------ ------------- ------------- ------------ ------------- -------------

Assets:
  Collateral for collateralized bonds     $        -   $4,267,268   $4,293,159     $        -   $4,285,079    $4,375,626
  Securities                                       -      235,555       217,217             -      512,207       513,971
  Other investments                                -       58,524        55,621             -       85,989        96,229
  Loans held for securitization                    -      356,895       354,102             -      212,490       227,968
  Interest rate cap agreements             1,599,000        9,634           764     1,599,000       14,335         1,465
Liabilities:
   Non-recourse debt                               -    3,665,316     3,665,316             -    3,632,079     3,632,079
   Recourse debt:
     Secured by collateralized bonds
      retained                                     -      298,695       298,695             -      494,493       494,493
     Secured by investments                        -      588,735       588,735             -      499,935       499,935
     Unsecured                                     -      145,303       105,205             -      139,108       147,477

Off-balance sheet financial
instruments:
---------------------------------------- ------------ ------------- ------------- ------------ ------------- -------------

Financial futures contracts                        -            -             -       538,500        5,179        (4,904)
Options on futures contracts                 700,000        4,589         2,441        50,000         (195)           90
Interest rate swap agreements              1,139,863            -        (3,699)    1,378,778            -        (3,940)
Forward delivery contracts                         -            -             -        74,200       (8,270)       (8,270)
Commitments to fund loans                    823,030       27,908       849,713       697,840       11,750       758,542
---------------------------------------- ------------ ------------- ------------- ------------ ------------- -------------

     The fair value of collateral for collateralized bonds, securities, other investments, loans held for securitization and interest rate cap agreements is based on actual market price quotes, or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions. Non-recourse debt and secured recourse debt are short-term borrowings that reprice frequently. Therefore, the carrying value approximates the fair value. For unsecured debt maturing in less than one year, carrying value approximates fair value. For unsecured debt with a maturity of greater than one year, the fair value was determined by calculating the present value of the projected cash flows using appropriate discount rates. The fair value of the off-balance sheet financial instruments excluding the commitments to fund loans was determined from actual market quotes. The fair value of the commitments to fund loans was estimated assuming the loans were securitized at current market rates.

Derivative Financial Instruments Used for Interest Rate Risk Management
     Dynex REIT may engage in derivative financial instrument activities for the purpose of interest rate risk management and yield enhancement. As of December 31, 1998, all of Dynex REIT's outstanding derivative financial positions were for interest rate risk management. For all derivative financial instruments, Dynex REIT has credit risk to the extent that the counterparties do not perform their obligation under the agreements. If one of the counterparties does not perform, Dynex REIT would not receive the cash to which it would otherwise be entitled under the conditions of the agreement.

     Interest rate cap agreements. Dynex REIT has LIBOR and one-year Constant Maturity Treasury (CMT) index based interest rate cap agreements to limit its exposure to the lifetime interest rate caps on certain of its ARM securities and collateral for collateralized bonds. Under these agreements, the Company will receive additional cash flow should the related index increase above the contracted rates. Contract rates on these cap agreements range from 8.0% to 11.5%, with expiration dates ranging from 1999 to 2004.

     Financial futures, forwards and options contracts. Dynex REIT may use financial futures, forward and option contracts to reduce exposure to the effect of changes in interest rates on funded loans, as well as those loans that Dynex REIT has committed to fund. As of December 31, 1998, Dynex REIT had entered into commitments to fund multifamily and commercial loans of $751,943 at fixed interest rates ranging from 5.90% to 9.45% and manufactured housing loans of $71,087 primarily at fixed interest rates ranging from 7.99% to 11.75%. The multifamily and commercial commitments had original terms of not more than 18 months. The manufactured housing commitments generally had original terms of not more than 90 days. Dynex REIT has deferred net hedging losses of $39,697 at December 31, 1998 and $15,088 at December 31, 1997 related to these positions. At December 31, 1998, Dynex REIT had purchased $400,000 notional amount of put options to hedge these positions and had sold $300,000 notional amount of put options to offset part of the cost of the purchase of options. The purpose of these positions was to reduce exposure to the effect of changes in interest rate on loans that Dynex REIT has committed to fund.

     Interest rate swap agreements. Dynex REIT may enter into various interest rate swap agreements to limit its exposure to changes in financing rates of collateral for collateralized bonds and certain securities. Dynex REIT has entered into a series of interest rate swap agreements which limits the increase in borrowing costs in any six-month period to 1% for $1,020,000 notional amount of short-term borrowings. Pursuant to the terms of this agreement, Dynex REIT pays the lesser of current six-month LIBOR, or six-month LIBOR in effect 180-days prior plus 1%, and receives current 6-month LIBOR. These agreements expire in 2001. Dynex REIT also has an amortizing interest rate swap agreement with a remaining notional balance of $119,863 related to Prime rate-based ARM loans financed with LIBOR-based variable-rate collateralized bonds. Under the terms of the agreement, the Company receives one-month LIBOR plus 2.65% and pays one-month average Prime rate in effect three months prior. This agreement expires in 2003.

     During 1998, Dynex REIT terminated interest rate swap agreements with a notional value of $1,240,848. These interest rate swap agreements related primarily to Dynex REIT's fixed-rate manufactured housing collateral, which was being financed with variable-rate debt in the form of collateralized bonds, repurchase agreements or warehouse lines. The Company paid a fixed rate ranging from 5.40% to 6.15% and received one-month LIBOR. The cost of terminating these agreements was $10,071, which was deferred and is being recognized as a yield adjustment over the remaining life of the underlying loans.

     During 1997 and 1998, Dynex REIT entered into interest rate swap agreements with a notional balance of $73,000 and $25,134, respectively, related to tax-exempt bonds for which Dynex REIT facilitates the issuance. As the facilitator of the issuance of the bonds, Dynex REIT is required to pay interest due to the bondholders in excess of a fixed rate. The bonds are floating rate based on the current weekly Bond Market Association ("BMA") index. Dynex REIT, simultaneous to the issuance of the bonds, may enter into interest rate swap agreements to pay fixed and receive weekly BMA. During the fourth quarter of 1998, Dynex REIT terminated all of these agreements. The cost of terminating these agreements was $3,419. The cost was deferred and is being amortized over the remaining life of the tax-exempt bonds.

Derivative Financial Instruments Used for Other Than Risk Rate Management
Purposes
     The Company may enter into financial futures, forwards and options contracts to enhance the overall yield on its investment portfolio. Such derivative contracts are accounted for as trading positions, and generally are for terms of less than three months. The Company realized gross gains of $4,136 and $9,862 from these contracts in 1998 and 1997, respectively, primarily from premium income received on options contracts written. The Company realized gross losses of $5,565 and $281 from these contracts in 1998 and 1997, respectively. There were no open trading positions at December 31, 1998 and 1997.


NOTE 9 - SALE OF SINGLE-FAMILY MORTGAGE OPERATIONS

     On May 13, 1996, the Company sold its single family correspondent, wholesale and servicing operations (collectively, the "single family mortgage operations") to a subsidiary of Dominion Resources, Inc. for $67,958. The terms of the purchase included an initial cash payment of $20,458, with the remainder of the purchase price paid in five annual installments of $9,500 beginning January 2, 1997, pursuant to a note agreement. The note bears interest at a rate of 6.50% and is classified as other investments in the consolidated balance sheet. As a result of the sale, the Company recorded a net gain of $21,512. Such amount included a provision of $30,084 for possible losses on securitized single family loans where the Company, which performed the servicing of such loans prior to the sale, has retained a portion of the credit risk on these loans, of which $10,593 is remaining as of December 31, 1998


NOTE 10 - EARNINGS PER SHARE

     The following table reconciles the numerator and denominator for both the basic and diluted EPS for the years ended December 31, 1998, 1997 and 1996.

----------------------------------- ----------------------------- ------------------------------ ----------------------------
                                               1998                           1997                            1996
                                    ----------------------------- ------------------------------ ----------------------------

                                                Weighted-Average               Weighted-Average                Weighted-Average
                                                    Number of                      Number of                       Number of
                                                     Shares                          Shares                         Shares
                                     Income                          Income                          Income
----------------------------------- ---------- -----------------  ------------ ---------------   ------------- ---------------

Income before extraordinary item     $ 20,148                        $ 73,998                       $  73,048
Extraordinary item - loss on
   extinguishment of debt                (571)                              -                               -
                                    ----------                     -----------                     -----------
Net income after extraordinary         19,577                          73,998                          73,048
item
Less: Dividends paid to preferred     (13,019)                        (14,820)               -        (10,009)
   stock
                                    ----------     ------------    -----------    -------------    -----------    ------------
                                                   ------------                   -------------                   ------------
        Basic                           6,558       45,746,394         59,178       43,031,381         63,039       40,889,581

Effect of dividends and additional shares
   of preferred stock:
     Series A                               -                -          3,948         2,953,413         3,687        3,105,000
     Series B                               -                -          5,500         4,138,945         5,218        4,393,648
     Series C                               -                -              -                 -         1,104          771,585
                                    ==========      ===========    ===========     ============    ===========    ============
       Diluted                       $  6,558       45,746,394      $  68,626        50,123,739     $  73,048       49,159,814
                                    ==========      ===========    ===========     ============    ===========    ============

Earnings per share before extraordinary
item:
     Basic EPS                                            $0.16                           $1.38                         $1.54
                                                    ===========                    ============                   ============
     Diluted EPS                                          $0.16                           $1.37                         $1.49
                                                    ===========                    ============                   ============

Earnings per share after extraordinary
item:
     Basic EPS                                            $0.14                           $1.38                         $1.54
                                                    ===========                    ============                   ============
     Diluted EPS                                          $0.14                           $1.37                         $1.49
                                                    ===========                    ============                   ============

Reconciliation of anti-dilutive
shares:
   Dividends and additional shares
      of preferred stock:
       Series A                      $  3,111        2,643,248      $       -                 -     $       -                -
       Series B                         4,535        3,837,128              -                 -             -                -
       Series C                         5,373        3,680,000          5,372         3,679,474             -                -
   Expense and incremental shares
     of stock appreciation rights         929           60,904          2,019           207,395         1,827          165,542
                                    ==========      ===========    ===========     ============    ===========    ============
                                     $ 13,948       10,221,280      $   7,391         3,886,869     $   1,827          165,542
                                    ==========      ===========    ===========     ============    ===========    ============


     During 1998, Dynex REIT recognized an extraordinary loss of $571 on the redemption of six series of previously issued collateralized bonds. During 1998, both the basic and diluted earnings per share was reduced by $0.01 due to these early redemptions.


NOTE 11 - PREFERRED STOCK

     The following table presents a summary of Dynex REIT's issued and outstanding preferred stock:

--------------------------------------------------------------------------------------------------------------
                                                             Liquidation                Dividends
                                                             Preference                 Per Share
                                                                          ------------------------------------
                                                              Per Share        1998        1997       1996
--------------------------------------------------------------------------------------------------------------

  Series A 9.75% Cumulative Convertible Preferred Stock        $24.00        $2.370      $2.710     $2.375
  Series B 9.55% Cumulative Convertible Preferred Stock         24.50         2.370       2.710      2.375
  Series C 9.73% Cumulative Convertible Preferred Stock         30.00         2.920       2.920      0.600
--------------------------------------------------------------------------------------------------------------

     The Company is authorized to issue up to 50,000,000 shares of preferred stock. For all series issued, dividends are cumulative from the date of issue and are payable quarterly in arrears. The dividends are equal, per share, to the greater of (i) the per quarter base rate of $0.585 for Series A and Series B, and $0.73 for Series C, or (ii) two times the quarterly dividend declared on the Company's common stock. Each share of Series A, Series B and Series C is convertible at any time at the option of the holder into two shares of common stock. Each series is redeemable by the Company, in whole or in part, (i) for two shares of common stock, plus accrued and unpaid dividends, provided that for 20 trading days within any period of 30 consecutive trading days, the closing price of the common stock equals or exceeds one-half of the issue price, or (ii) for cash at the issue price, plus any accrued and unpaid dividends beginning after June 30, 1998, October 31, 1998 and September 30, 1999 for Series A, B and C, respectively.

     In the event of liquidation, the holders of all series of preferred stock will be entitled to receive out of the assets of the Company, prior to any such distribution to the common shareholders, the issue price per share in cash, plus any accrued and unpaid dividends.

     During 1998, the Company issued 267,012 shares of common stock due to the conversion of Series A and Series B preferred stock. No shares of Series C preferred stock were converted during 1998.


NOTE 12 - EMPLOYEE BENEFITS

     Stock Incentive Plan Pursuant to the Company's 1992 Stock Incentive Plan, as amended on April 24, 1997 (the "Employee Incentive Plan"), the Company may grant to eligible employees stock options, stock appreciation rights ("SARs") and restricted stock awards. An aggregate of 2,400,000 shares of common stock is available for distribution pursuant to the Employee Incentive Plan. The Company may also grant dividend equivalent rights ("DERs") in connection with the grant of options or SARs. These SARs and related DERs generally become exercisable as to 20 percent of the granted amounts each year after the date of the grant. The Company expensed $1,830, and $1,664 for SARs and DERs related to the Employee Incentive Plan during 1997 and 1996, respectively, and there was no expense during 1998. There were no stock options outstanding as of December 31, 1998, 1997 and 1996.

Stock Incentive Plan for Outside Directors

     In 1995, Dynex REIT adopted a Stock Incentive Plan for its Board of Directors (the "Board Incentive Plan") with terms similar to the Employee Incentive Plan. On May 1, 1995, the date of the initial date of grant under the Board Incentive Plan, each member of the Board of Directors was granted 14,000 SARs. Each Board member has subsequently received a grant of 2,000 SARs on May 1, 1996, 1997 and 1998 and will receive an additional grant of 2,000 SARs on May 1, 1999. The SARs granted on May 1, 1995 were fully vested on May 1, 1998. Each successive award will become exercisable as to 20% of the granted amounts each year after the date of grant. The maximum period in which any SAR may be exercised is 73 months from the date of grant. The maximum number of shares of common stock encompassed by the SARs granted under the Board Incentive Plan is 200,000. Dynex REIT expensed $189 and $163 for SARs and DERs related to the Board Incentive Plan during 1997 and 1996, respectively and there was no expense during 1998.

     The following table presents a summary of the SARs activity for both the Employee Incentive Plan and the Board Incentive Plan.

    ------------------------------ --------------------------------------------------------------------------------------
                                                                 Years ended December 31,
                                   --------------------------------------------------------------------------------------

                                             1998                          1997                           1996
    ------------------------------ ---------------------------- ------------- ---------------  ------------- ----------
                                                 Weighted-Average              Weighted-Average               Weighted-Average
                                                    Exercise                       Exercise                       Exercise
                                    Number of        Price           Number of      Price           Number of      Price
                                      Shares                         Shares                         Shares
    ------------------------------ ------------- --------------- ------------- --------------- ------------- ----------

    SARs outstanding at
      beginning of year               694,890      $10.87            631,818       $8.98            669,020       $8.38
    SARs granted                      259,101       11.75            208,300       13.75            152,130       10.43
    SARs forfeited                    (21,211)      12.12                  -        -               (23,034)       9.48
    SARs exercised                    (54,000)       7.04           (145,228)       6.82            (32,228)       5.25
    SARs terminated at sale of
      single- family mortgage               -        -                     -        -              (134,070)       8.43
      operations
    ------------------------------ ------------- ----------- ---- ------------- ---------- ----- ------------- ----------
    SARs outstanding at end of        878,780       11.18            694,890      $10.87            631,818       $8.98
    year
    ------------------------------ ------------- ----------- ---- ------------- ---------- ----- ------------- ----------
    SARs vested and exercisable       340,481      $10.38            223,638       $9.71            234,094       $8.37
    ------------------------------ ------------- ----------- ---- ------------- ---------- ----- ------------- ----------

     The Company adopted the disclosure-only option under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"). If the fair value accounting provisions of FAS No. 123 had been adopted as of January 1, 1996 the pro forma effect on the 1998, 1997 and 1996 results would have been immaterial. The exercise price range for the SARs outstanding at December 31, 1998 was $6.38 - $14.50 with a weighted-average exercise price of $11.18 and a weighted-average contractual remaining life of 4 years.

     Employee  Savings Plan The Company  provides an Employee Savings Plan under
Section 401(k) of the Internal Revenue Code. The Employee Savings Plan allows eligible employees to defer up to 12% of their income on a pretax basis. The Company matches the employees' contribution, up to 6% of the employees' eligible compensation. The Company may also make discretionary contributions based on the profitability of the Company. The total expense related to the Company's matching and discretionary contributions in 1998, 1997 and 1996 was $497, $424, and $248, respectively. The Company does not provide post employment or post retirement benefits to its employees.

     401(k) Overflow Plan During 1997, the Company adopted a non-qualifying overflow plan which covers employees who have contributed to the Employee Savings Plan the maximum amount allowed under the Internal Revenue Code. The excess contributions are made to the overflow plan on an after-tax basis. However, the Company partially reimburses employees for the effect of the contributions being made on an after-tax basis. The Company matches the employee's contribution up to 6% of the employee's eligible compensation. The total expense related to the Company's reimbursements in 1998 and 1997 was $56 and $17, respectively.


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

     Dynex REIT facilitates the issuance of tax-exempt multifamily housing bonds, the proceeds of which are used to fund mortgage loans on multifamily properties. Dynex REIT enters into standby commitment agreements. Dynex REIT is required to pay principal and interest to the bondholders in the event there is a payment shortfall from the construction proceeds. In addition, Dynex REIT is required to purchase the bonds if such bonds are not able to be remarketed by the remarketing agent. Dynex REIT provided letters of credit to support its obligations in amounts equal $144,216 and $25,878 at December 31, 1998 and 1997, respectively.

     On June 10, 1998, Dynex REIT entered into a credit agreement with AutoBond Acceptance Corporation ("AutoBond") and AutoBond Master Funding Corporation V ("Funding"), whereby Dynex REIT would provide Funding with limited funding over a one-year period to finance its purchase of automobile installment contracts from AutoBond up to $20 million per month. This agreement was subsequently amended to increase the funding amount to $25 million per month and to extend the term through November 30, 1999. AutoBond is a specialty consumer finance company that underwrites, acquires, services and securitizes retail installment contracts originated by automobile dealers to borrowers that are credit impaired. The common stock of AutoBond trades on the American Stock Exchange under the symbol "ABD" In addition, DHI received an option to purchase 5.5 million shares of common stock of AutoBond held by the three principal shareholders of AutoBond, for a price of $6.00 per share. Dynex REIT also purchased from AutoBond a $3.0 million senior note convertible into 500,000 shares of AutoBond's common stock. As of December 31, 1998, Dynex REIT had funded $149,189 million in funding notes related to the auto contracts. Based upon results of a compliance review conducted by third party consultants during January 1999, the Company ceased funding additional contracts effective February 3, 1999 (see Note 16).

     As of December 31, 1998, Dynex REIT is obligated under noncancelable operating leases with expiration dates through 2004. Rent expense under those leases was $336, $295, and $204, respectively in 1998, 1997 and 1996. The future minimum lease payments under these noncancelable leases are as follows:
1999--$566; 2000--$582; 2001--$600; 2002--$618; 2003--$636, and thereafter--$8.


NOTE 14 - SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

------------------------------------------------------ -----------------------------------------------------
                                                                     Years ended December 31,
------------------------------------------------------ -----------------------------------------------------
                                                               1998               1997               1996
                                                           --------------    ---------------    ---------------

Cash paid for interest                                      $  319,626        $  232,598         $   228,027

Supplemental disclosure of non-cash activities:

         Securities owned subsequently securitized          $  257,959        $  311,117         $   562,757

         Other investments owned subsequently securitized   $   37,221        $        -         $         -
---------------------------------------------------------- -------------- -- --------------- -- ---------------


NOTE 15 - RELATED PARTY TRANSACTIONS

     Dynex REIT has a credit arrangement with DHI whereby DHI and any of DHI's subsidiaries can borrow funds from Dynex REIT to finance its production operations. Under this arrangement, Dynex REIT can also borrow funds from DHI. The terms of the agreement allows DHI and its subsidiaries to borrow up to $50 million from Dynex REIT at a rate of Prime plus 1.0%. Dynex REIT can borrow up to $50 million from DHI at a rate of one-month LIBOR plus 1.0%. This agreement has a one-year maturity which is extended automatically unless notice is received from one of the parties to the agreement within 30 days of the anticipated termination of the agreement. As of December 31, 1998 and 1997, net borrowings due to DHI under this agreement totaled $8,583 and $14,010, respectively. Net interest expense under this agreement was $992, $462 and $1,096 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Dynex REIT also has a loan funding agreement with Dynex Financial, Inc. ("DFI"), an operating subsidiary of DHI, whereby Dynex REIT pays DFI on a fee plus cost basis for the origination of manufactured housing loans on behalf of Dynex REIT. During 1998, 1997 and 1996, Dynex REIT paid DFI $15,771, $9,722 and $5,172, respectively under such agreement.

     Dynex REIT has a funding agreement with Dynex Commercial, Inc. ("DCI"), an operating subsidiary of DHI, whereby Dynex REIT pays DCI a fee per loan originated on behalf of Dynex REIT. Dynex REIT paid DCI $4,753, $1,694 and none, respectively under this agreement for the years ended December 31, 1998, 1997 and 1996.

     Dynex REIT has note agreements with Dynex Residential, Inc. ("DRI"), an operating subsidiary of DHI, whereby DRI and its subsidiaries can borrow up to $287,000 from Dynex REIT on a secured basis to finance the acquisition of model homes from single-family home builders. The interest rate on the note is adjustable and is based on 30-day LIBOR plus 2.5%-2.875%. The outstanding balance of the note as of December 31, 1998 and 1997 was $159,377 and $115,905, respectively. Interest income recorded by Dynex REIT for the years ended December 31, 1998 1997 and 1996 was $11,971, $6,354 and $431, respectively.

     Dynex REIT has entered into subservicing agreements with DCI and DFI to service single family, consumer and manufactured housing loans. For servicing the commercial loans, DCI receives an annual servicing fee of 0.02% of the aggregate unpaid principal balance of the loans plus credit for compensating balances. For servicing the single family mortgage, consumer and manufactured housing loans, DFI receives annual fees of $10, $8 and $5 per loan, respectively, and certain incentive fees. Servicing fees paid by Dynex REIT under such agreements were $1,061, $321 and $none in 1998, 1997 and 1996, respectively.


NOTE 16 - INVESTMENT IN AND ADVANCES TO DYNEX HOLDING, INC.

     In 1998, Dynex REIT changed its method of accounting for its investment in DHI from the full consolidation method to a method that approximates the equity method. The accounting change had no impact on net income. For consistency purposes, Dynex REIT has revised the 1997 and 1996 financial statements to give retroactive effective to the change in accounting method.

     Investments in and advances to DHI accounted for under a method similar to the equity method amounted to $169,384 and $119,356 at December 31, 1998 and 1997, respectively. The results of operations and financial position of DHI are summarized below:


------------------------------------------------------ ------------------------------------------------------
Condensed Income Statement Information                               Years ended December 31,
------------------------------------------------------ ------------------------------------------------------
                                                               1998               1997               1996
---------------------------------------------------------- ---------------- ----------------- ----------------

Total revenues                                              $   30,126        $   17,338         $    13,365
Total expenses                                                  27,645            18,458              17,718
Net income (loss)                                                2,481             1,120              (4,353)

---------------------------------------------- -------------------------------------------
Condensed Balance Sheet Information                           December 31,
---------------------------------------------- -------------------------------------------
                                                       1998               1997
------------------------------------------------------------------ -----------------

Total assets                                        $  196,324        $  144,606
Total liabilities                                      177,050           126,720
Total equity                                            19,274            17,886
------------------------------------------------------------------ -----------------


NOTE 17 - SUBSEQUENT EVENTS

     In anticipation of exercising the stock option (discussed previously in Note 13), the Company notified AutoBond in late December that the Company would be performing due diligence and compliance procedures beginning January, 1999. The Company hired outside consultants, experienced in subprime auto lending, to assist in designing and performing the various tests and procedures. These tests and procedures included, among others, the testing of compliance with AutoBond's underwriting criteria using a statistically significant sample of loans. In late January, the Company received the results from the underwriting compliance tests which showed that a significant number of loans contained material deviations from AutoBond's underwriting criteria. Also during the due diligence process, AutoBond failed to provide the Company and its consultants with a significant amount of requested information. Based on these findings and results, the Company notified AutoBond of these breaches to the agreements, and discontinued funding.

     As a consequence of the breaches by AutoBond, on February 9, 1999, the Company filed suit against AutoBond in the Federal district court of the Eastern District of Virginia seeking declaratory relief with respect to its rights and obligations under the Agreements. The Company subsequently amended its compliant and is seeking unspecified damages from AutoBond.

     The outside consultants also performed various tests and procedures to determine AutoBond's compliance with its servicing procedures and guidelines. In early February, Dynex received the results from the servicing compliance tests, which highlighted certain irregularities. Based upon such report, Dynex analyzed the loan data information that it has received monthly from AutoBond. Based upon such analysis, Dynex determined that the delinquency ratio reported and certified by AutoBond was understated, and that the delinquency ratio was such that a "Triggering Event" had occurred as specified in the Agreements. Such Triggering Event allowed Dynex to immediately terminate AutoBond as servicer. On February 22, 1999, Dynex notified AutoBond that it was terminating its servicing arrangement due to the Triggering Event, and named a third-party as successor servicer. As of this date, AutoBond has not cooperated in the transfer of servicing.

     On February 8, 1999, AutoBond, along with three principal shareholders of AutoBond, ("Plaintiffs") commenced an action in the District Court of Travis County, Texas (250th Judicial District) against the Company. The Plaintiffs allege that the Company breached the terms of the Agreements. The Plaintiffs also allege that the Company conspired to misrepresent and mischaracterize AutoBond's credit underwriting criteria and its compliance with such criteria with the intention of interfering and causing actual damage to AutoBond's business, prospective business and contracts. In addition to actual, punitive and exemplary damages, the Plaintiffs also seek injunctive relief compelling the Company to fund immediately all advances due AutoBond under the credit agreement. The Company believes AutoBond's claims are without merit and intends to defend against them vigorously.

DYNEX CAPITAL, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

December 31, 1998
(amounts in thousands except number of loans)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                                Principal
                                                                                                                Amount of
                                                                                                 Carrying         Loans
                                           Final       Periodic                   Face          Amount of      Subject to
                                Interest   Maturity    Payment      Prior       Amount of        Mortgage      Delinquent
         Description              Rate        Date       Terms       Liens      Mortgages         Loans       Principal or
                                                                                                                Interest
----------------------------------------------------------------------------------------------------------------------------

First mortgage loans:
Single family residential
   417 mortgages, original      5.75% -    Varies               -   $          $                    $ 34,142           $ 468
   loan amounts ranging from     10.25%                                    -            -
   $28  to $219

Commercial
Office Building
         St. Paul, Minnesota     6.96%     October       Interest          -       41,500             14,962              -
(1)                                        1, 2008       and
                                                         principal
                                                         monthly

         New Orleans,Louisiana    9.70%    April 1,      Interest          -        8,200              8,200              -
                                           2001          monthly


         New Orleans,Louisiana    9.70%    April 1,      Interest          -        7,400              7,400              -
                                           2001          monthly


         New Orleans, Louisiana   9.70%    April 1,      Interest          -       15,000             15,000              -
                                           2001          monthly


Multifamily Residential
         Baron Rouge, Louisiana   7.75%    March, 1      Interest          -        8,075              8,0225              -
                                           2016          and
                                                         principal
                                                         monthly


         Baron Rouge,Louisiana    7.75%    March, 1      Interest          -        8,075              8,022              -
                                           2016          and
                                                         principal
                                                         monthly

         Nashville, Tennessee    8.05%     August, 1     Interest          -        8,000              7,911              -
                                           2015          and
                                                         principal
                                                         monthly

15 mortgages, original loan     7.15%-     Varies              -           -            -             17,160              -
amounts ranging from $58 to      10.00%
$3,900
----------------------------------------------------------------------------------------------------------------------------


DYNEX CAPITAL, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)

December 31, 1998
(amounts in thousands except number of loans)

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
--------------------------------------------------------------------------------------------------------------------------

Second Mortgage Loans
Commercial
         St. Paul, Minnesota     9.00%     November      Interest          -       10,157        10,157             -
                                           1, 2020       and
                                                         principal
                                                         monthly

 4 mortgages, original loan      9.00%       Varies      Balloon           -            -        10,017             -
amounts ranging from $1,300                              payments
to $3,500                                                at
                                                         maturity
-------------------------------------------------------------------------------------------------------------------------
                                                                                                140,993
     Net premium/discount                                                                        (6,454)
     Allowance for loan losses                                                                     (171)
-------------------------------------------------------------------------------------------------------------------------
Total mortgage loans on real                                                                  $ 134,368
   estate
-------------------------------------------------------------------------------------------------------------------------

(1) The Company owns a participation in this loan. The remaining amount of the loan, $26.4 million is securitized in a commercial securitization completed by the Company in December 1998.

     The loans in the table above are conventional mortgage loans secured by either single family and/or commercial properties with initial maturities ranging from 3 to 30 years. Of the carrying amount, $135 million or 96% are fixed-rate and $6 million or 4% are adjustable-rate loans. The Company believes that its mortgage pool insurance and allowance of $171 are adequate to cover any exposure on delinquent mortgage loans. A summary of activity of the single family and commercial mortgage loans for the years ended December 31, 1998, 1997 and 1996 is as follows:

--------------------------------------------------------------------

Balance at December 31, 1995                           $    247,633
Mortgage loans funded                                     1,411,161
Collection of principal                                     (58,397)
Mortgage loans sold or securitized                       (1,361,969)
--------------------------------------------------------------------

Balance at December 31, 1996                                238,428
Mortgage loans funded                                     1,526,229
Collection of principal                                     (61,188)
Mortgage loans sold or securitized                       (1,544,844)
--------------------------------------------------------------------

Balance at December 31, 1997                                158,625
Mortgage loans funded or purchased                        1,164,512
Collection of principal                                    (118,583)
Mortgage loans securitized                               (1,070,186)
--------------------------------------------------------------------
Balance at December 31, 1998                                134,368
--------------------------------------------------------------------

DYNEX CAPITAL, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)

December 31, 1998
(amounts in thousands except number of loans)

     The geographic distribution of the Company's single family and commercial loans held for securitization at December 31, 1998 is as follows:


     ------------------------- --------------------------- ---------------------
                                 Number of Loans                     Principal
     State                                                             Amount
     ------------------------- --------------------------- ---------------------

     Arizona                                 2                                149
     Alabama                                 1                                 85
     California                              5                              6,967
     Colorado                                2                              2,079
     Florida                                14                              3,607
     Georgia                                27                              2,071
     Idaho                                   4                                289
     Kentucky                                8                              4,181
     Louisiana                               5                             46,645
     Maryland                                2                                155
     Michigan                                2                              3,191
     Minnesota                               2                             25,120
     Mississippi                             3                                210
     New Mexico                              1                              1,541
     North Carolina                        143                             14,124
     Ohio                                    1                                 57
     Oregon                                 21                              1,838
     South Carolina                         60                              5,430
     Tennessee                              46                             10,939
     Texas                                   2                              4,745
     Virginia                               34                              2,603
     Washington                             29                              3,057
     West Virginia                          26                              1,910
     ---------------------------- ----------------------------  ------------------
     Total                                                                140,993
     Net premium/discount                                                  (6,454)
     Allowance for loan losses                                               (171)
     ---------------------------- ----------------------------  ------------------
                                                                          134,368
     ---------------------------- ----------------------------  ------------------

                                  EXHIBIT INDEX



                                                                                            Sequentially
Exhibit                                                                                     Numbered Page

23.1              Consent of Deloitte & Touche LLP                                                I

23.2              Consent of KPMG LLP                                                            II
