Form 10-Q
period 1999-03-31
DYNEX CAPITAL INC
filed 1999-05-17
CIK 826675

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

     On April 30, 1999, the registrant had 46,032,949 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.

                               DYNEX CAPITAL, INC.
                                    FORM 10-Q

                                      INDEX



                                                                                         PAGE


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at March 31, 1999 and
                  December 31, 1998........................................................3

                  Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998............................................4

                  Consolidated Statement of Shareholders' Equity for
                  the three months ended March 31, 1999....................................5

                  Consolidated Statements of Cash Flows for
                  the three months ended March 31, 1999 and 1998...........................6

                  Notes to Unaudited Consolidated Financial
                  Statements...............................................................7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..............................................................14

         Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk....................................................................38


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings
         ................................................................................41

         Item 2.  Changes in Securities and Use of
                  Proceeds...............................................................41

         Item 3.  Defaults Upon Senior
                  Securities.............................................................41

         Item 4.  Submission of Matters to a Vote of Security
                  Holders................................................................41

         Item 5.  Other
                  Information............................................................41

         Item 6.  Exhibits and Reports on Form 8-K.......................................41



         SIGNATURES......................................................................42



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

                                                                              March 31,             December 31,
  ASSETS                                                                        1999                   1998
                                                                          ------------------     ------------------

  Investments:
    Collateral for collateralized bonds                                    $     4,160,921        $     4,293,528
    Securities                                                                     238,932                243,984
    Other investments                                                               34,653                 30,371
    Loans held for securitization                                                  238,550                388,782
                                                                          ------------------     ------------------
                                                                                 4,673,056              4,956,665

  Investments in and advances to Dynex Holding, Inc.                               184,118                169,384
  Cash                                                                              28,716                 30,103
  Accrued interest receivable                                                        3,293                  4,162
  Other assets                                                                      16,812                 18,488
                                                                          ==================     ==================
                                                                           $     4,905,995        $     5,178,802
                                                                          ==================     ==================

  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
  Non-recourse debt                                                        $     3,653,751        $     3,665,316
  Recourse debt:
    Secured by collateralized bonds retained                                       197,698                298,695
    Secured by investments                                                         455,801                588,735
    Unsecured                                                                      127,922                145,303
                                                                          ------------------     ------------------
                                                                          ------------------     ------------------
                                                                                 4,435,172              4,698,049

  Accrued interest payable                                                           4,732                  8,403
  Accrued expenses and other liabilities                                            11,935                 16,318
  Dividends payable                                                                  3,228                  3,228
                                                                          ------------------     -----------------
                                                                                 4,455,067              4,725,998
                                                                          ------------------     ------------------

  SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share,
     50,000,000 shares authorized:
        9.75% Cumulative Convertible Series A,
          1,309,061 and 1,309,061 issued and outstanding, respectively              29,900                 29,900
        9.55% Cumulative Convertible Series B,
          1,912,434 and 1,912,434 issued and outstanding, respectively              44,767                 44,767
        9.73% Cumulative Convertible Series C,
          1,840,000 and 1,840,000 issued and outstanding, respectively              52,740                 52,740
  Common stock,  par value $.01 per share,
    100,000,000 shares authorized,
    46,030,814 and 46,027,426 issued and outstanding, respectively                     460                    460
  Additional paid-in capital                                                       352,331                352,382
  Accumulated other comprehensive loss                                              (3,953)                (3,097)
  Accumulated deficit                                                              (25,317)               (24,348)
                                                                          ------------------     ------------------
                                                                                   450,928                452,804
                                                                          ------------------     ------------------
                                                                           $     4,905,995        $     5,178,802
                                                                          ==================     ==================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)



                                                                        Three Months Ended
                                                                            March 31,
                                                                -----------------------------------
                                                                     1999                1998
                                                                ---------------     ---------------

Interest income:
   Collateral for collateralized bonds                            $    71,238        $    71,580
   Securities                                                           4,590             15,029
   Other investments                                                      584              1,317
   Loans held for securitization                                        7,373              6,754
   Net advances to Dynex Holding, Inc.                                  3,333              2,352
                                                                ---------------     ---------------
                                                                       87,118             97,032
                                                                ---------------     ---------------

Interest and related expense:
   Non-recourse debt                                                   55,207             57,915
   Recourse debt                                                       16,175             20,065
   Other                                                                  730                426
                                                                ---------------     ---------------
                                                                       72,112             78,406
                                                                ---------------     ---------------

Net interest margin before provision for losses                        15,006             18,626
Provision for losses                                                   (3,793)            (1,480)
                                                                ---------------     ---------------
Net interest margin                                                    11,213             17,146

Equity in net (loss) earnings of Dynex Holding, Inc.                     (369)               391
(Loss) gain on sale of investments and trading activities                (926)             4,464
Other income                                                            1,359                419
                                                                ---------------     ---------------
Net revenue                                                            11,277             22,420

General and administrative expenses                                    (2,008)            (2,375)
Net administrative fees and expenses to Dynex Holding, Inc.            (5,924)            (5,613)
                                                                ---------------     ---------------
Income before extraordinary item                                        3,345             14,432

Extraordinary item - loss on extinguishment of debt                    (1,086)                 -
                                                                ---------------     ---------------
Net income after extraordinary item                                     2,259             14,432
Dividends on preferred stock                                           (3,228)            (3,287)
                                                                ===============     ===============
Net (loss) income available to common shareholders                $      (969)        $    11,145
                                                                ===============     ===============

Per common share before extraordinary item:
   Basic                                                          $     -            $      0.25
                                                                ===============     ===============
   Diluted                                                        $     -            $      0.25
                                                                ===============     ===============

Per share after extraordinary item:
   Basic                                                          $    (0.02)        $      0.25
                                                                ===============     ===============
   Diluted                                                        $    (0.02)        $      0.25
                                                                ===============     ===============

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the three months ended March 31, 1999
(amounts in thousands)



                                                                                       Accumulated
                                                                       Additional         Other
                                              Preferred      Common      Paid-in      Comprehensive    Accumulated
                                                Stock        Stock       Capital           Loss          Deficit        Total
                                              ----------------------------------------------------------------------------------


Balance at December 31, 1998                  $   127,407    $   460    $  352,382      $  (3,097)     $ (24,348)      $ 452,804

Comprehensive income:
   Net income - three months ended
     March 31, 1999                                    -           -             -              -              2,259       2,259
   Change in net unrealized loss on
     investments classified as
     available-for-sale during the period              -            -           -            (856)             -            (856)
                                              ----------------------------------------------------------------------------------
Total comprehensive income                             -           -             -           (856)             2,259       1,403

Issuance of common stock                               -           -            18              -              -              18
Forfeitures of restricted stock awards                 -           -           (69)             -              -             (69)
Dividends on preferred stock                           -           -             -              -                         (3,228)
                                                                                                          (3,228)
                                              ----------------------------------------------------------------------------------

Balance at March 31, 1999                      $ 127,407     $   460    $  352,331      $  (3,953)      $ (25,317)    $  450,928
                                              ==================================================================================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Three Months Ended
                                                                        ----------------------------------------
(amounts in thousands)                                                                  March 31,
                                                                             1999                   1998
                                                                       ------------------     ------------------

 Operating activities:
   Net (loss) income                                                      $      (969)          $    11,145
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Provision for losses                                                     3,793                 1,480
       Net loss (gain) on sale of investments and trading activities              926                (4,464)
       Equity in loss (earnings) of Dynex Holding, Inc.                           369                  (391)
       Amortization and depreciation                                            9,868                13,225
       Net increase in accrued interest, other assets and other                (6,430)               (1,212)
         liabilities
                                                                       ------------------     ------------------
          Net cash provided by operating activities                             7,557                19,783
                                                                       ------------------     ------------------

 Investing activities:
   Collateral for collateralized bonds:
     Fundings of investments subsequently securitized                        (280,783)                    -
     Principal payments on collateral                                         396,198               533,702
     Decrease in accrued interest receivable                                    2,987                 3,636
     Net increase in funds held by trustee                                     (1,090)                  (56)
   Net decrease (increase) in loans held for securitization                   149,210              (836,603)
   Purchase of other investments                                               (7,237)               (1,627)
   Payments received on other investments                                       2,997                 5,339
   Purchase of securities                                                     (23,513)             (462,083)
   Payments received on securities                                             20,045                19,752
   Proceeds from sales of securities                                           16,181                     -
   Investment in and advances to Dynex Holding, Inc.                          (15,103)              (15,119)
   Proceeds from sale of single family operations                                   -                 9,500
   Capital expenditures                                                            (6)                 (110)
                                                                       ------------------     ------------------
        Net cash provided by (used for) investing activities                  259,886              (743,669)
                                                                       ------------------     ------------------

 Financing activities:
   Collateralized bonds:
     Proceeds from issuance of bonds                                          372,189                     -
     Principal payments on bonds                                             (388,763)             (541,962)
     Increase (decrease) in accrued interest payable                            2,858                (1,642)
   (Repayments of) proceeds from recourse debt borrowings, net               (251,904)            1,291,503
   Net proceeds from issuance of common stock                                      18                 2,760
   Retirement of common stock                                                       -                  (118)
   Dividends paid                                                              (3,228)              (19,493)
                                                                       ------------------     ------------------
        Net cash (used for) provided by financing activities                 (268,830)              731,048
                                                                       ------------------     ------------------

 Net (decrease) increase in cash                                               (1,387)                7,162
 Cash at beginning of year                                                     30,103                18,502
                                                                       ==================     ==================
 Cash at end of year                                                      $    28,716           $    25,664
                                                                       ==================     ==================

 Cash paid for interest                                                   $    70,691           $    76,378
                                                                       ==================     ==================

 Supplemental disclosure of non-cash activities:

      Collateral for collateralized bonds subsequently securitized        $ 1,161,475           $         -
                                                                       ==================     ==================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999
(amounts in thousands except share data)

NOTE 1--BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified REIT subsidiaries (together, "Dynex REIT"). The loan production operations are primarily conducted through Dynex Holding, Inc. ("DHI"), a taxable affiliate of Dynex REIT. Dynex REIT owns all the outstanding non-voting preferred stock of DHI which represents a 99% economic ownership interest in DHI. Prior to December 1998, Dynex REIT had consolidated DHI for financial reporting purposes. The common stock of DHI represents a 1% economic ownership of DHI and is owned by certain officers of Dynex REIT. In light of these factors, DHI is accounted for under a method similar to the equity method. Dynex REIT has revised the 1998 accompanying financial statements to give retroactive effect to the change in accounting method during 1998. The accounting change had no impact on net income. Under the equity method, Dynex REIT's original investment in DHI is recorded at cost and adjusted by Dynex REIT's share of earnings or losses and decreased by dividends received. References to the "Company" mean Dynex Capital, Inc., its consolidated subsidiaries, and DHI and its consolidated subsidiaries. All significant intercompany balances and transactions with Dynex REIT's consolidated subsidiaries have been eliminated in consolidation of Dynex REIT.

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The Consolidated
Balance Sheets at March 31, 1999 and December 31, 1998, the Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998, the Consolidated Statement of Shareholders' Equity for the three months ended March 31, 1999, the Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 and related notes to consolidated financial statements are unaudited. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1998.

     Certain reclassifications have been made to the financial statements for 1998 to conform to presentation for 1999.


NOTE 2--EARNINGS PER SHARE

     Earnings per share ("EPS") as shown on the consolidated statements of operations for the three months ended March 31, 1999 and 1998 is presented on both a basic and diluted EPS basis. Diluted EPS assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights ("SARs"), using the treasury stock method but only if these items are dilutive. As a result of the two-for-one split of the Company's common stock in May 1997, the preferred stock is convertible into two shares of common stock for one share of preferred stock.

     The following table reconciles the numerator and denominator for both the basic and diluted EPS for the three months ended March 31, 1999 and 1998.


------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended March 31,
                                                      ------------------------------------------------------------------
                                                                   1999                              1998
------------------------------------------------------------------------------------------------------------------------
                                                                       Weighted-Average                 Weighted-Average
                                                                         Number of                         Number of
                                                                           Shares                            Shares
                                                          Income                             Income
                                                      -------------    -------------     -------------  ----------------

Income before extraordinary item                      $      3,345                       $      14,432
Extraordinary item - loss on extinguishment of debt        (1,086)                                   -
                                                      -------------                      -------------
Net income after extraordinary item                         2,259                               14,432
Less:  Dividends paid to preferred stock                   (3,228)                              (3,287)
                                                      -------------    -------------     -------------    -------------
       Basic and diluted                              $      (969)        46,029,722     $      11,145      45,421,134
                                                      =============    =============     =============    =============

Earnings per share before extraordinary item:
     Basic EPS                                                         $         -                        $     0.25
                                                                       =============                      =============
     Diluted EPS                                                       $         -                        $     0.25
                                                                       =============                      =============

Earnings per share after extraordinary item:
     Basic EPS                                                         $     (0.02)                       $     0.25
                                                                       =============                      =============
     Diluted EPS                                                       $     (0.02)                       $     0.25
                                                                       =============                      =============

Reconciliation of anti-dilutive shares:
   Dividends and additional shares of
     preferred stock:
       Series A                                       $        766        2,618,122     $        794         2,707,591
       Series B                                              1,119        3,824,868            1,150         3,872,464
       Series C                                              1,343        3,680,000            1,343         3,680,000
   Expense and incremental shares of stock
     appreciation rights                                         2          115,056              500           170,812
                                                      -------------    -------------    -------------     -------------
                                                      $      3,230       10,238,046     $      3,787        10,430,867
                                                      =============    =============    =============     =============

-------------------------------------------------------------------------------------------------------------------------

NOTE 3--COLLATERAL FOR COLLATERALIZED BONDS AND SECURITIES

     The following table summarizes Dynex REIT's amortized cost basis and fair value of investments, as of March 31, 1999 and December 31, 1998, classified as available-for-sale and the related average effective interest rates:

---------------------------------------------------------------------------------------------------------------------
                                                    March 31, 1999                           December 31, 1998
---------------------------------------------------------------------------------------------------------------------
                                                                Effective                                   Effective
                                                                 Interest                                    Interest
                                             Fair Value            Rate                Fair Value              Rate
---------------------------------------------------------------------------------------------------------------------

Collateral for collateralized bonds:
     Amortized cost                         $  4,157,223             7.1%            $  4,288,520              7.5%
  Allowance for losses                           (15,970)                                 (16,593)
------------------------------------------ ----------------   -------------       -----------------   ----------------
     Amortized cost, net                       4,141,253                                4,271,927
  Gross unrealized gains                          62,454                                   67,236
  Gross unrealized losses                        (42,786)                                 (45,635)
------------------------------------------ ----------------   -------------       -----------------   ----------------
                                            $  4,160,921                             $  4,293,528
------------------------------------------ ----------------   -------------       -----------------   ----------------

Securities:
  Funding notes                             $    131,801             7.8%            $    122,009              8.0%
  Adjustable-rate mortgage securities             52,753             6.0%                  58,935              6.2%
  Fixed-rate mortgage securities                  13,813             8.4%                  28,851              8.3%
  Derivative and residual securities              29,296             1.9%                  33,480              2.9%
  Other securities                                37,537             6.5%                  28,153              7.5%
------------------------------------------ ----------------  -------------        -----------------   ----------------
                                                 265,200                                  271,428
  Allowance for losses                            (2,647)                                  (2,746)
   --------------------------------------- ----------------  -------------        -----------------   ----------------
        Amortized cost, net                      262,553                                  268,682
   Gross unrealized gains                          1,675                                    1,566
   Gross unrealized losses                       (25,296)                                 (26,264)
------------------------------------------ ----------------  -------------        -----------------   ----------------
                                            $    238,932                             $    243,984
------------------------------------------ ----------------  -------------        -----------------   ----------------

Collateral for collateralized bonds. Collateral for collateralized bonds consists primarily of securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family housing, fixed-rate loans on multifamily and commercial properties and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds. Dynex REIT's exposure to loss on collateral for collateralized bonds is generally limited to the principal amount of collateral pledged in excess of the related collateralized bonds issued, as the collateralized bonds issued by the limited-purpose finance subsidiaries are non-recourse to Dynex REIT.

During the three months ended March 31, 1999, Dynex REIT securitized $1.4 billion of collateral, through the issuance of one series of collateralized bonds. The collateral securitized was primarily single-family mortgage loans and manufactured housing loans. The securitization was accounted for as financing of the underlying collateral pursuant to Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125") as Dynex REIT retained call rights which were substantially in excess of a clean-up call.

Securities. Funding notes consist of fixed-rate funding notes secured by fixed-rate automobile installment contracts. Adjustable-rate mortgage securities ("ARM") consist of mortgage certificates secured by ARM loans. Fixed-rate mortgage securities consist of mortgage certificates secured by mortgage loans that have a fixed rate of interest for at least one year from the balance sheet date. Derivative securities are classes of collateralized bonds, mortgage pass-through certificates or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses. Other securities consists primarily of a corporate bond purchased by Dynex REIT.

Sale of Investments. Securities with an aggregate principal balance of $15,971 were sold during the three months ended March 31, 1999 for an aggregate gain of $210. The specific identification method is used to calculate the basis of securities sold. Gain on sale of investments and trading activities also includes realized losses of $2,051 related to the sale or writedown of $10,764 of commercial loans during the three months ended March 31, 1999 and realized gains of $431 on various trading positions entered into during the three months ended March 31, 1999. There were no open trading positions at March 31, 1999.

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

NOTE 4 -- RECOURSE DEBT

Dynex REIT utilizes repurchase agreements, notes payable and warehouse credit facilities (together, "recourse debt") to finance certain of its investments. The following table summarizes Dynex REIT's recourse debt outstanding at March 31, 1999 and December 31, 1998:


----------------------------------------------------- -------------------  -----------------
                                                       March 31, 1999      December 30, 1998
----------------------------------------------------- -------------------  -----------------

Recourse debt secured by:
  Collateralized bonds                                 $    197,698         $    298,695
  Securities                                                178,723              192,706
  Other investments                                         165,353              142,883
  Loans held for securitization                             109,160              250,589
  Other assets                                                2,565                2,557
                                                      ----------------     ----------------
                                                            653,499              887,430
Unsecured debt:
  7.875% senior notes                                        98,808               98,718
  Series B 10.03% senior notes                               26,135               26,116
  Series A 9.56% senior notes                                 2,979                2,969
  Bank credit facility                                            -               17,500
----------------------------------------------------- ----------------     ----------------
                                                       $    781,421        $   1,032,733
----------------------------------------------------- ----------------     ----------------

Of the $653,499 of secured recourse debt outstanding at March 31, 1999, $271,704 was outstanding under repurchase agreements, $379,230 represented amounts outstanding under committed credit facilities and $2,565 represented amounts outstanding under a capital lease.

NOTE 5 -- ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is in the process of determining the impact of adopting FAS No. 133.

NOTE 6 -- DERIVATIVE FINANCIAL INSTRUMENTS

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

For Interest Rate Agreements designated as hedge instruments, Dynex REIT evaluates the effectiveness of these hedges periodically against the financial instrument being hedged under various interest rate scenarios. The revenues and costs associated with interest rate swap agreements are recorded as adjustments to interest income or expense on the asset or liability being hedged. For interest rate cap agreements, the amortization of the cost of the agreements is recorded as a reduction in the net interest income on the related investment. The unamortized cost is included in the carrying amount of the related investment. Revenues or cost associated with futures and option contracts are recognized in income or expense in a manner consistent with the accounting for the asset or liability being hedged. Amounts payable to or receivable from counterparties are included in the financial statement line of the item being hedged. Interest Rate Agreements that are hedge instruments and hedge an available for sale investment which is carried at its fair value are also carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive income.

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

NOTE 7 - EMPLOYEE BENEFITS

During the three months ended March 31, 1999, 14,215 Stock Appreciation Rights ("SARs") under the Employee Incentive Plan were forfeited. No SARs were awarded or exercised during the first quarter of 1999. The total SARs remaining to be exercised were 864,565 at March 31, 1999. The Company expensed $2 related to the Employee and Board Incentive Plans during the three months ended March 31, 1999.

NOTE 8 -- COMMITMENTS

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

Dynex REIT facilitates the issuance of tax-exempt multifamily housing bonds, the proceeds of which are used to fund mortgage loans on multifamily properties. Dynex REIT is required to pay principal and interest to the bondholders in the event there is a payment shortfall from the construction proceeds. In addition, Dynex REIT is required to purchase the bonds if such bonds are not able to be remarketed by the remarketing agent. Therefore, Dynex REIT enters into standby letter of credit agreements to cover such commitments. At March 31, 1999, Dynex REIT provided letters of credit to support its obligations in amounts equal $147,451.

NOTE 9 -- RELATED PARTY TRANSACTIONS

Dynex REIT has a credit arrangement with DHI whereby DHI and any of DHI's subsidiaries can borrow funds from Dynex REIT to finance its production operations. Under this arrangement, Dynex REIT can also borrow funds from DHI. The terms of the agreement allow DHI and its subsidiaries to borrow up to $50 million from Dynex REIT at a rate of Prime plus 1.0%. Dynex REIT can borrow up to $50 million from DHI at a rate of one-month LIBOR plus 1.0%. This agreement has a one-year maturity which is extended automatically unless notice is received from one of the parties to the agreement within 30 days of the anticipated termination of the agreement. As of March 31, 1999 and December 31, 1998 , net borrowings due to DHI under this agreement totaled $10,635 and $8,583, respectively. Net interest expense under this agreement was $26 and $142 for the three months ended March 31, 1999 and 1998, respectively.

Dynex REIT also has a loan origination agreement with Dynex Financial, Inc. ("DFI"), an operating subsidiary of DHI, whereby Dynex REIT pays DFI on a fee plus cost basis for the origination of manufactured housing loans on behalf of Dynex REIT. During the three months ended March 31, 1999 and 1998, Dynex REIT paid DFI $4,439 and $3,713, respectively under such agreement.

Dynex REIT has a funding agreement with Dynex Commercial, Inc. ("DCI"), an operating subsidiary of DHI, whereby Dynex REIT pays DCI a fee per commercial loan originated on behalf of Dynex REIT. Dynex REIT paid DCI $844 and $1,632, respectively under this agreement for the three months ended March 31, 1999 and 1998.

Dynex REIT has various note agreements with Dynex Residential, Inc. ("DRI"), an operating subsidiary of DHI, and DRI's subsidiaries whereby DRI and its subsidiaries can borrow up to $287,000 from Dynex REIT on a secured basis to finance the acquisition of model homes from single-family home builders. The interest rate on the notes is adjustable and is based on 30-day LIBOR plus 2.875%. The outstanding balance of the note as of March 31, 1999 and December 31, 1998 was $177,498 and $159,377, respectively. Interest income recorded by Dynex REIT for the three months ended March 31, 1999 and 1998 was $3,360 and $2,493, respectively.

Dynex REIT has entered into subservicing agreements with DCI and DFI to service commercial, single family, consumer and manufactured housing loans. For servicing the commercial loans, DCI receives an annual servicing fee of 0.02% of the aggregate unpaid principal balance of the loans. For servicing the single family mortgage, consumer and manufactured housing loans, DFI receives annual fees of ranging from sixty dollars ($60) to one hundred forty-four dollars ($144) per loan and certain incentive fees. Servicing fees paid by Dynex REIT under such agreements were $550 and $141 during the three months ended March 31, 1999 and 1998, respectively.

Dynex REIT through its ownership of preferred stock, has a 99% economic ownership interest in DHI.

NOTE 10 -- INVESTMENT IN AND ADVANCES TO DYNEX HOLDING, INC.

In December 1998, Dynex REIT changed its method of accounting for its investment in DHI from the full consolidation method to a method that approximates the equity method. The accounting change had no impact on net income. For consistency purposes, Dynex REIT has revised the March 1998 financial statements to give retroactive effect to the change in accounting method.

Investments in and advances to DHI accounted for under a method similar to the equity method amounted to $184,118 and $169,384 at March 31, 1999 and December 31, 1998, respectively. The results of operations and financial position of DHI are summarized below:


---------------------------------------------------------------------------------------------
                                                           Three Months ended March 31,
Condensed Income Statement Information                        1999                 1998
---------------------------------------------------------------------------------------------

Total revenues                                            $     11,049        $    9,671
Total expenses                                                  11,421             9,276
Net (loss) income                                                 (372)              395

---------------------------------------------------------------------------------------------
                                                           March 31,          December 31,
Condensed Balance Sheet Information                           1999                1998
---------------------------------------------------------------------------------------------

Total assets                                              $    225,737      $    203,541
Total liabilities                                              207,753           184,267
Total equity                                                    17,984            19,274
---------------------------------------------------------------------------------------------

NOTE 11 -- OTHER MATTERS

During the three months ended March 31, 1999, the Company issued 3,388 shares of its common stock pursuant to its dividend reinvestment program for net proceeds of $18.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Dynex Capital, Inc. (the "Company") is a financial services company that originates primarily mortgage loans secured by multifamily and commercial properties and loans secured by manufactured homes. The Company will generally securitize the loans funded as collateral for collateralized bonds, thereby limiting its credit and liquidity risk and providing long-term financing for its investment portfolio.

                               FINANCIAL CONDITION

-------------------------------------------------------------------------------------------
                                                       March 31,             December 31,
(amounts in thousands except per share data)             1999                    1998
-------------------------------------------------------------------------------------------

Investments:
   Collateral for collateralized bonds              $   4,160,921           $   4,293,528
   Securities                                             238,932                 243,984
   Other investments                                       34,653                  30,371
   Loans held for securitization                          238,550                 388,782

Non-recourse debt - collateralized bonds                3,653,751               3,665,316
Recourse debt                                             781,421               1,032,733

Shareholders' equity                                      450,928                 452,804

Book value per common share                                  6.90                   6.94

-------------------------------------------------------------------------------------------

Collateral for collateralized bonds
     Collateral for collateralized bonds consists primarily of securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title and property tax receivables. As of March 31, 1999, the Company had 28 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $4.2 billion at March 31, 1999 compared to $4.3 billion at December 31, 1998. This decrease of $0.1 billion is primarily the result of $396.2 million in paydowns on collateral, which was principally offset by the net addition of $0.3 million of collateral as a result of a $1.4 billion issuance of collateralized bonds in March 1999, of which $1.2 billion related to the collapse and re-securitization of seven series of previously issued collateralized bonds.

Securities
     Securities consist primarily of fixed-rate "funding notes" secured by automobile installment contracts, adjustable-rate and fixed-rate mortgage-backed securities, and corporate bonds. Securities also include derivative and residual securities. Derivative securities are classes of collateralized bonds, mortgage pass-through certificates or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses. Securities decreased to $238.9 million at March 31, 1999 compared to $244.0 million at December 31, 1998. This decrease was primarily the result of $20.0 million of paydowns and the sale of $16.0 million of securities during the three months ended March 31, 1999. These decreases were partially offset by the purchase of $23.5 million of securities during the three months ended March 31, 1999.

Other investments
     Other investments consists primarily of a note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996 and property tax receivables. Other investments increased from $30.4 million at December 31, 1998 to $34.7 million at March 31, 1999. This increase of $4.3 million is primarily the result of the purchase of $4.7 million of property tax receivables during the three months ended March 31, 1999.

Loans held for securitization
     Loans held for securitization decreased from $388.8 million at December 31, 1998 to $238.6 million at March 31, 1999. This decrease was due to the securitization of $277.7 million of loans held for securitization as collateral for collateralized bonds issued during March 1999. This decrease was partially offset by new loan fundings from the Company's production operations totaling $155.1 million during the three months ended March 31, 1999.

Non-recourse debt
     Collateralized bonds issued by Dynex REIT are recourse only to the assets pledged as collateral, and are otherwise non-recourse to Dynex REIT. Compared to December 31, 1998, the collateralized bonds remained essentially unchanged at $3.7 billion at March 31, 1999. During the first three months of 1999, Dynex REIT added $1.4 billion of collateralized bonds, of which $1.0 billion related to the collapse and re-securitization of seven series of collateralized bonds. This increase was offset by the paydowns on all collateralized bonds of $388.8 million during the three months ended March 31, 1999.

Recourse debt

     Recourse debt decreased to $0.8 billion at March 31, 1999 from $1.0 billion at December 31, 1998. This decrease was primarily due to the securitization of $277.7 million of manufactured housing loans. These loans were previously financed by $190.7 million of repurchase agreements and $57.5 million of notes payable, as collateral for collateralized bonds during the three months ended March 31, 1999. This decrease was partially offset by the net addition of $62.6 million of notes payable resulting from additional loan fundings during the first quarter.

Shareholders' equity

     Shareholders' equity decreased to $450.9 million at March 31, 1999 from $452.8 million at December 31, 1998. This decrease was primarily the result of a $0.9 million increase in the net unrealized loss on investments available-for-sale from $3.1 million at December 31, 1998 to $4.0 at March 31, 1999. Additionally, during the three months ended March 31, 1999, the dividends declared by Dynex REIT exceeded its earnings (based on generally accepted accounting principles) by $1.0 million, resulting in a decline in shareholders' equity of such amount.

                            Loan Production Activity
                                ($ in thousands)

 ---------------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                   March 31,
                                                       ---------------------------------
                                                           1999              1998
 ---------------------------------------------------------------------------------------

 Commercial (1)                                         $   48,658       $    203,339
 Manufactured housing                                      108,972             83,948
 Specialty finance                                          48,363             33,403
                                                       ---------------------------------
   Total fundings through direct production                205,993            320,690
 Secured funding notes (2)                                  13,654                  -
 Securities acquired through bond calls                          -            288,930
 Single family fundings through bulk purchases                   -            562,045
 ---------------------------------------------------------------------------------------
   Total fundings                                       $  219,647       $  1,171,665
 ---------------------------------------------------------------------------------------

 (1) Included in commercial fundings were $25.2 million and $32.7 million of multifamily construction loans which closed during the three months ended March 31, 1999 and 1998, respectively. As of March 31, 1999, $303.0 million of multifamily construction loans have closed, of which only the amount drawn for these loans of $66.0 million is included in the balance of the loans held for securitization at March 31, 1999.
 (2) Secured by automobile installment contracts.

     Direct loan production for the first three months of 1999 totaled $206.0 million compared to $320.7 million for the same period in 1998. This decrease in loan production was due to decreased origination volume of commercial loans during 1999. This decreased volume was partially offset by increased origination volume of both manufactured housing loans and specialty finance loans during 1999. Additionally, the Company funded $13.7 million of funding notes during the three months ended March 31, 1999. There were no bulk purchases or bond calls during the first three months of 1999 compared to $562.0 million of bulk purchases and $288.9 million of bond calls during the same period in 1998.

                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                           March 31,
                                                               -----------------------------------
(amounts in thousands except per share information)                 1999               1998
--------------------------------------------------------------------------------------------------

Net interest margin                                              $     11,213       $     17,146
Equity in net (loss) earnings of Dynex Holding, Inc.                     (369)               391
(Loss) gain on sale of investments and trading activities                (926)             4,464
General and administrative expenses                                     2,008              2,375
Net administrative fees and expenses to Dynex Holding, Inc.             5,924              5,613
Net income                                                              2,259             14,432

Basic net income per common share                                       (0.02)              0.25
Diluted net income per common share                                     (0.02)              0.25

  Dividends declared per share:
     Common                                                      $          -       $       0.30
     Series A and B Preferred                                           0.585               0.60
     Series C Preferred                                                 0.730               0.73

--------------------------------------------------------------------------------------------------

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998. The decrease in net income during the three months ended March 31, 1999 as compared to the same period in 1998 is primarily the result of a decrease in net interest margin and a decrease in the gain on sale of investments and trading activities. The decrease in net income per common share during the three months ended March 31, 1999 as compared to the same period in 1998 is primarily the result of the decrease in net income for the first quarter of 1999.

     Net interest margin for the three months ended March 31, 1999 decreased to $11.2 million, or 35% below the $17.1 million for the same period for 1998. This decrease was primarily the result of the net interest spread on the investment portfolio decreasing to 1.07% for the three months ended March 31, 1999 from 1.19% for the three months ended March 31, 1998. The decrease in the net interest spread for the three months ended March 31, 1999 relative to the same period in 1998 is primarily the result of the amortization of premium from the commercial securitization in December 1998 and the decline in yield on the loans underlying the collateral for collateralized bonds, which have reset to lower rates due to the 0.75% reduction in short-term interest rates in the latter half of 1998. Also, the investment portfolio continues to be impacted by prepayments, as average interest-earning assets declined from $5.1 billion in the first quarter of 1998 to $4.8 billion in the first quarter of 1999. In addition, provision for losses increased to $3.8 million or 0.31% on an annualized basis of average interest-earning assets during the three months ended March 31, 1999 compared to $1.5 million and 0.12% during the three months ended March 31, 1998. This increase in provision for losses was a result of increasing the provision for potential losses on the commercial loans that collateralize the securitization issued in December 1998 and increasing the reserves for potential losses on single family and manufactured housing loans.

     The (loss) gain on sale of investments and trading activities for the first quarter of 1998 decreased to a $0.9 million loss, as compared to a $4.5 million gain for the first quarter of 1998. This decrease is primarily the result of a $2.1 million loss related to the sale or writedown of $10.8 million of commercial loans during the three months ended March 31, 1999. This decrease was partially offset by a $0.2 million gain related to the sale of $16.0 million of securities and a $0.4 million gain on various trading positions closed during the three months ended March 31, 1999. The gain on sale of investments and trading activities for the first quarter of 1998 is primarily the result of gains recognized of $4.6 million on trading positions entered into during the first quarter of 1998.

     Net administrative fees and expenses to DHI increased $0.3 million, or 6%, to $5.9 million in the first quarter 1999. This increase is primarily the result of the continued growth in the Company's production operations, primarily in the manufactured housing business.

     The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                  Average Balances and Effective Interest Rates

----------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended March 31,
                                                     -----------------------------------------------------------
                                                                1999                           1998
----------------------------------------------------------------------------------------------------------------
                                                         Average       Effective        Average      Effective
                                                         Balance         Rate           Balance         Rate
                                                     ----------------------------  -----------------------------

Interest-earning assets: (1)
   Collateral for collateralized bonds (2) (3)         $  3,974,145       7.17%      $   3,917,023      7.31%
   Securities                                               265,579       6.91             705,872      8.52
   Other investments                                        205,000       7.69             197,749      7.71
   Loans held for securitization                            372,759       7.91             299,547      9.02
                                                     ----------------------------  -----------------------------
     Total interest-earning assets                     $  4,817,483       7.24%      $   5,120,191      7.59%
                                                     ============================  =============================

Interest-bearing liabilities:
   Non-recourse debt (3)                               $  3,512,582       6.20%      $   3,424,160      6.62%
   Recourse debt - collateralized bonds retained            285,406       5.49             501,937      5.88
                                                     ----------------------------  -----------------------------
                                                          3,797,988       6.15           3,926,097      6.52
   Recourse debt secured by investments:
     Securities                                             179,341       5.93             506,244      5.61
     Other investments                                      152,081       5.98              78,218      7.01
     Loans held for securitization                          293,986       5.60             141,047      2.93
   Recourse debt - unsecured                                153,318       8.25             139,541      8.87
                                                     ================= ===========  =============================
     Total interest-bearing liabilities                $  4,576,714       6.17%      $   4,791,147      6.40%
                                                     ================= ===========  =============================
Net interest spread on all investments (3)                                1.07%                         1.19%
                                                                       ===========                   ============
Net yield on average interest-earning assets (3)                          1.38%                         1.60%
                                                                       ===========                   ============

--------------------------------------------------------------------------------------------------------------------

(1)  Average balances exclude  adjustments made in accordance with Statement
     of  Financial   Accounting  Standards  No.  115,  "Accounting  for  Certain
     Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.

(2) Average balances exclude funds held by trustees of $1,898 and $2,190 for the three months ended March 31, 1999 and March 31, 1998, respectively.

(3) Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses.

     The net interest spread declined to 1.07% for the three months ended March 31, 1999 from 1.19% for the same period in 1998. This decrease was primarily due to the amortization of premium from the commercial securitization in December 1998 and the decline in yield on ARM loans, which have reset to lower rates due to the 0.75% reduction in the target Federal Funds rate in the latter half of 1998. The overall yield on interest-earning assets also decreased to 7.24% for the three months ended March 31, 1999 from 7.59% for three months ended March 31, 1998 while the cost of interest-bearing liabilities decreased to 6.17% from 6.40% for the three months ended March 31, 1999 and 1998, respectively.

     Individually, the net interest spread on collateral for collateralized bonds increased 23 basis points, from 79 basis points for the three months ended March 31, 1998 to 102 basis points for the same period in 1999. This increase was primarily due to a 58 basis point decrease in the effective average one-month LIBOR from 5.74% for the quarter ended March 31, 1998 to 5.16% for the quarter ended March 31, 1999 since the ARM loans underlying the collateralized bonds take on average three to six months to adjust to lower interest rates. The net interest spread on securities decreased 193 basis points, from 291 basis points for the three months ended March 31, 1998 to 98 basis points for the three months ended March 31, 1999. This decrease was primarily the result of the sale of certain higher coupon collateral during the third quarter of 1998. In addition, certain assets were placed on non-accrual status subsequent to the first quarter of 1998. The net interest spread on other investments increased 101 basis points, from 70 basis points for the three months ended March 31, 1998, to 171 basis points for the same period in 1999, due to a higher interest rate paid by Dynex Residential, Inc. ("DRI"), an operating subsidiary of DHI, to Dynex REIT in conjunction with the Company's single family model home purchase and leaseback business, effective as of January 1, 1999. The net interest spread on loans held for securitization decreased 378 basis points, from 609 basis points from the three months ended March 31, 1998, to 231 basis points for the same period in 1999. This decrease is primarily attributable to higher borrowing costs under certain credit facilities, and the reduced benefit of compensating balance credits relative to the larger amount of recourse debt on loans held for securitization.

Interest Income and Interest-Earning Assets

     Average interest-earning assets declined to $4.8 billion for the three months ended March 31, 1999, a decrease of approximately 6% from $5.1 billion of average interest-earning assets during the same period of 1998. This decrease in average interest-earning assets was primarily the result of $2.2 billion of principal payments during the twelve months ended March 31, 1999. In addition, $246.2 million of investments were sold during the same period. These decreases were partially offset by loans originations of $1.2 billion for the twelve months ended March 31, 1999. In addition, Dynex REIT purchased $176.3 million of securities and $79.4 million of other investments during the twelve months ended March 31, 1999. Dynex REIT also exercised call rights on $166.8 million of securities during the same period. Also, Dynex REIT purchased $562.0 million of single family loans through bulk purchases during the latter part of March 1998. Total interest income decreased approximately 10%, from $97.2 million for the three months ended March 31, 1998 to $87.1 million for the same period of 1999. This decrease in total interest income was due to both the decline in average interest-earnings assets and to a decline in the yield on interest-earning assets. Overall, the yield on interest-earning assets declined to 7.24% for the three months ended March 31, 1999 from 7.59% for the three months ended March 31, 1998, due primarily to an overall decrease in interest rates during the latter half of 1998 and the first quarter of 1999.

                               Earning Asset Yield
                                 ($ in millions)

---------------------------- ----------------------------------------------------------------------
                                                                                Average Interest-
                             Average Interest-         Interest Income        Earnings Asset Yield
                             Earning Assets                  (2)
---------------------------- ----------------------------------------------------------------------

1997, Quarter 2                   $   4,321.1           $    84.9 (1)                  7.86%
1997, Quarter 3                       4,801.2                91.8 (1)                  7.65%
1997, Quarter 4                       5,143.0                99.2 (1)                  7.72%
1998, Quarter 1                       5,120.2                97.2                      7.59%
1998, Quarter 2                       5,780.5               110.0                      7.61%
1998, Quarter 3                       5,571.7               104.5 (1)                  7.50%
1998, Quarter 4                       5,138.3                95.9                      7.46%
1999, Quarter 1                       4,817.5                87.1                      7.24%
---------------------------- ----------------------------------------------------------------------

   (1) Interest income includes amounts related to the gross interest income on certain securities which are accounted for net of the related interest expense.
   (2) Interest income excludes amounts related to the net interest income on advances to DHI.

     Approximately $2.4 billion of the investment portfolio as of March 31, 1999 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 63% of the ARM loans underlying the ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 29% are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and fixed and ARM mortgage securities by type of underlying loan. This table excludes other derivative and residual securities, other securities, other investments and loans held for securitization.

                      Investment Portfolio Composition (1)
                                 ($ in millions)

--------------------------- -------------------------------------------------------------------------------------------
                                                                   Other Indicies
                             LIBOR Based ARM     CMT Based ARM     Based Arm Loans    Fixed-Rate Loans
                                  Loans              Loans                                                     Total
--------------------------- -------------------------------------------------------------------------------------------

1998, Quarter 1               $    2,128.3       $      656.1       $     283.3        $    1,564.2        $    4,631.9
1998, Quarter 2                    2,153.5            1,159.8             240.2             1,467.0             5,020.5
1998, Quarter 3                    1,873.7              978.3             208.0             1,351.0             4,411.0
1998, Quarter 4                    1,644.0              720.4             195.4             1,704.0             4,263.8
1999, Quarter 1                    1,411.6              629.8             159.4             1,927.6             4,128.4
--------------------------- -------------------------------------------------------------------------------------------

(1) Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed-rate mortgage securities.

     The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, premiums on the collateral for collateralized bonds, ARM securities and fixed-rate mortgage securities at March 31, 1999 were $65.4 million, or approximately 1.57% of the aggregate investment portfolio. Of this $65.4 million, $37.4 million relates to the premium on multifamily and commercial mortgage loans that have prepayment lockouts or yield maintenance for at least seven years. Amortization expense as a percentage of principal paydowns has declined to 1.46% for the three months ended March 31, 1999, from 1.56% for the same period in 1998 as the investment portfolio mix changed to assets funded at lower premiums, at par, or at a discount. The increase in the amortization expense as a percentage of principal paydowns from the fourth quarter 1998 is due to the multifamily and commercial securitization during the fourth quarter of 1998. The principal repayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 38% for the three months ended March 31, 1999, which was a decrease from 47% one year ago. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans. Excluded from this table are the Company's loans held for securitization, which are carried at a net discount of $3.9 million at March 31, 1999.

                         Premium Basis and Amortization
                                 ($ in millions)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                        Amortization
                                                                    CPR                              Expense as a % of
                                            Amortization        Annualized           Principal       Principal Paydowns
                        Net Premium           Expense              Rate               Paydowns
-------------------------------------------------------------------------------------------------------------------------

1997, Quarter 2            $   62.7            $   4.0              30%              $   205.1             1.94%
1997, Quarter 3                57.9                4.8              29%                  258.8             1.85%
1997, Quarter 4                56.9                5.8              37%                  319.6             1.80%
1998, Quarter 1                49.5                8.5              47%                  546.7             1.56%
1998, Quarter 2                45.7                7.0              36%                  563.0             1.24%
1998, Quarter 3                39.0                6.3              40%                  603.0             1.05%
1998, Quarter 4                77.8                5.7              41%                  502.5             1.12%
1999, Quarter 1                65.4                5.9              38%                  402.8             1.46%
-------------------------------------------------------------------------------------------------------------------------

Interest Expense and Cost of Funds

     Dynex REIT's largest expense is the interest cost on borrowed funds. Funds to finance the investment portfolio are borrowed primarily in the form of non-recourse collateralized bonds or repurchase agreements. The interest rates paid on collateralized bonds are either fixed or floating rates; the interest rates on the repurchase agreements are floating rates. Dynex REIT may use interest rate swaps, caps and financial futures to manage its interest rate risk. The net cost of these instruments is included in the cost of funds table below as a component of interest expense for the period to which they relate. Average borrowed funds decreased from $4.8 billion for the three months ended March 31, 1998 to $4.6 billion for the same period in 1999. This decrease resulted primarily from the decline in interest-earning assets of $0.3 billion during the twelve months ended March 31, 1999 and the paydown of the related borrowings. For the three months ended March 31, 1999, interest expense decreased to $70.6 million from $76.6 million for the three months ended March 31, 1998, while the average cost of funds decreased to 6.17% for the three months ended March 31, 1999 compared to 6.40% for the same period in 1998. The decreased average cost of funds for the first quarter of 1999 compared to the first quarter of 1998 was mainly a result of a decrease in the one-month LIBOR rate during the latter half of 1998.

                                  Cost of Funds
                                 ($ in millions)

----------------------------------------------------------------------------------------------
                                     Average                Interest               Cost
                                  Borrowed Funds         Expense (1)(2)          of Funds
----------------------------------------------------------------------------------------------

1997, Quarter 2                     $ 3,869.7               $  61.3                  6.34%
1997, Quarter 3                       4,357.9                  68.8                  6.31%
1997, Quarter 4                       4,570.3                  74.1                  6.49%
1998, Quarter 1                       4,791.1                  76.6                  6.40%
1998, Quarter 2                       5,520.7                  88.8                  6.44%
1998, Quarter 3                       5,377.7                  86.0                  6.39%
1998, Quarter 4                       4,941.6                  75.7                  6.13%
1999, Quarter 1                       4,576.7                  70.6                  6.17%
----------------------------------------------------------------------------------------------

  1)  Excludes non-interest collateralized bond-related expenses.
 (2)  Includes the net amortization expense of bond discounts and bond premiums.

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

     The following table includes all interest rate agreements in effect as of the various quarter ends for asset/liability management of the investment portfolio. This table excludes all interest rate agreements in effect for the loan production operations as generally these agreements are used to hedge interest rate risk related to forward commitments to fund loans. Generally, interest rate swaps and caps are used to manage the interest rate risk associated with assets that have periodic and annual interest rate reset limitations financed with borrowings that have no such limitations. Amounts presented are aggregate notional amounts. To the extent any of these agreements are terminated, gains and losses are generally amortized over the remaining period of the original agreement.

         Instruments Used for Interest Rate Risk Management Purposes (1)
                                 ($ in millions)

-----------------------------------------------------------------------------
                                         Interest             Interest
Notional Amounts                        Rate Caps            Rate Swaps
-----------------------------------------------------------------------------

1997, Quarter 2                         $   1,599             $   1,442
1997, Quarter 3                             1,599                 1,381
1997, Quarter 4                             1,599                 1,354
1998, Quarter 1                             1,599                 1,559
1998, Quarter 2                             1,599                 1,726
1998, Quarter 3                             1,599                 1,561
1998, Quarter 4                             1,599                 1,140
1999, Quarter 1                             1,364                 1,122
-----------------------------------------------------------------------------

 (1) Excludes all interest rate agreements in effect for the Company's loan production operations.


Net Interest Rate Agreement Expense

     The net interest rate agreement expense, or hedging expense, equals the cost of the agreements presented in the previous table, net of any benefits received from these agreements. For the quarter ended March 31, 1999, net hedging expense amounted to $1.12 million compared to $1.72 million and $1.23 million for the quarters ended December 31, 1998 and March 31 1998, respectively. Such amounts exclude the hedging costs and benefits associated with the Company's production activities as these amounts are deferred as additional premium or discount on the loans funded and amortized over the life of the loans as an adjustment to their yield. The net interest rate agreement expense decreased for the three months ended March 31, 1999 compared to the same period in 1998, primarily due to the expiration of $235 million of interest rate caps during January 1999. In addition, the Company terminated $34.2 million of interest rate swap agreements for a total loss of $0.1 million during the first quarter of 1999 as the collateral which the interest rate swap was hedging was amortizing at a faster rate than the original swap. This loss is being amortized into interest income over the estimated remaining life of the collateral as a yield adjustment.

                       Net Interest Rate Agreement Expense
                                 ($ in millions)

----------------------------------------------------------------------------------------------------------------
                                                                 Net Expense               Net Expense as
                                     Net Interest               as Percentage           Percentage of Average
                                Rate Agreement Expense           of Average            Borrowings (annualized)
                                                             Assets (annualized)
----------------------------------------------------------------------------------------------------------------

1997, Quarter 2                     $     1.23                     0.09%                        0.13%
1997, Quarter 3                           1.35                     0.11%                        0.12%
1997, Quarter 4                           1.39                     0.11%                        0.12%
1998, Quarter 1                           1.23                     0.10%                        0.10%
1998, Quarter 2                           1.83                     0.13%                        0.13%
1998, Quarter 3                           1.92                     0.14%                        0.14%
1998, Quarter 4                           1.72                     0.13%                        0.14%
1999, Quarter 1                           1.12                     0.09%                        0.10%
----------------------------------------------------------------------------------------------------------------


Fair Value

     The fair value of the available-for-sale portion of the investment portfolio as of March 31, 1999, as measured by the net unrealized loss on investments available-for-sale, was $4.0 million below its cost basis, which represents a $0.9 million decrease from December 31, 1998. At December 31, 1998, the fair value of the investment portfolio was $3.1 million below its amortized cost basis. This decrease in the portfolio's value is primarily attributable to the prepayment activity in the investment portfolio during the first quarter of 1999.

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

     The following table summarizes the aggregate principal amount of collateral for collateralized bonds and pass-through securities outstanding; the maximum direct credit exposure retained by the Company (represented by the amount of overcollateralization pledged and subordinated securities rated below BBB owned by the Company), net of the credit reserves maintained by the Company for such exposure; and the actual credit losses incurred for each quarter. The table excludes any risks related to representations and warranties made on loans funded by the Company and securitized in mortgage pass-through securities generally funded prior to 1995. This table also excludes any credit exposure on loans held for securitization (which will be included as the loans are securitized), funding notes and other investments. The increase in net credit exposure as a percentage of the outstanding loan principal balance from 2.22% at March 31, 1998 to 3.72% at March 31, 1999 is related primarily to the credit exposure retained by the Company on its commercial securitization issued during December 1998 and its single family and manufactured housing securitizations issued during May 1998 and March 1999.

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
-----------------------------------------------------------------------------------------------------------------

1997, Quarter 2       $      4,305.5            $   50.3           $   4.9                    1.17%
1997, Quarter 3              3,975.7                50.2               5.8                    1.26%
1997, Quarter 4              5,153.1                86.6               6.5                    1.68%
1998, Quarter 1              4,209.5                93.6               6.3                    2.22%
1998, Quarter 2              5,098.8               120.1               3.8                    2.36%
1998, Quarter 3              4,440.2               132.4               6.4                    2.98%
1998, Quarter 4              4,389.7               159.7               3.8                    3.64%
1999, Quarter 1              4,340.8               161.6               4.3                    3.72%
-----------------------------------------------------------------------------------------------------------------

     The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which Dynex REIT has retained a portion of the direct credit risk. The decrease in delinquencies as a percentage of the outstanding collateral balance from 3.09% at March 31, 1998 to 2.69% at March 31, 1999 is primarily related to the fact that the single family loans related to the Company's single family operations that were sold in 1996 are a smaller portion of the outstanding collateral at March 31, 1999, and that the aggregate delinquency rate on the other single family loans, the manufactured housing loans and the commercial mortgage loans were only 0.9%. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of March 31, 1999, management believes the credit reserves are sufficient to cover any losses which may occur as a result of current delinquencies presented in the table below.

                           Delinquency Statistics (1)

-------------------------------------------------------------------------------------------------------------------------
                                                              90 days and over delinquent
                                 60 to 90 days delinquent                 (2)                          Total
-------------------------------------------------------------------------------------------------------------------------

1997, Quarter 2                            0.60%                         3.25%                         3.85%
1997, Quarter 3                            0.89%                         3.39%                         4.28%
1997, Quarter 4                            0.51%                         2.82%                         3.33%
1998, Quarter 1                            0.44%                         2.65%                         3.09%
1998, Quarter 2                            0.24%                         1.82%                         2.06%
1998, Quarter 3                            0.39%                         1.73%                         2.12%
1998, Quarter 4                            0.25%                         2.11%                         2.36%
1999, Quarter 1                            0.45%                         2.24%                         2.69%
-------------------------------------------------------------------------------------------------------------------------

(1)   Excludes funding notes.
(2)   Includes foreclosures, repossessions and REO.

     The following table summarizes the credit ratings for collateral for collateralized bonds and securities held in the investment portfolio. This table excludes $15.5 million of other derivative and residual securities (as the risk on such securities is primarily prepayment-related, not credit-related), other investments and loans held for securitization. This table also excludes the funding notes, aggregating $131.8 million which are not rated. The balance of the investments rated below A are net of credit reserves and discounts. All balances exclude the related mark-to-market adjustment on such assets. At March 31, 1999, securities with a credit rating of AA or better were $3.6 billion, or 90.9% of the total.

                        Investments by Credit Rating (1)
                                 ($ in millions)

-------------------------------------------------------------------------------------------------------------
                                                       Below                                          Below
                    AAA/AA        A          BBB        BBB       AAA /AA       A          BBB         BBB
                   Carrying   Carrying    Carrying   Carrying   Percent of    Percent    Percent     Percent
                     Value      Value       Value      Value       Total     of Total    of Total   of Total
-------------------------------------------------------------------------------------------------------------

 1998, Quarter 1   $4,369.9  $    72.0   $     50.0  $     3.6    97.2%       1.6%        1.1%       0.1%
 1998, Quarter 2    4,729.1      138.5         72.7        7.7    95.6%       2.8%        1.5%       0.1%
 1998, Quarter 3    4,126.6      139.3         73.3        5.4    95.0%       3.2%        1.7%       0.1%
 1998, Quarter 4    3,815.6      206.2         97.6       14.4    92.3%       5.0%        2.4%       0.3%
 1999, Quarter 1    3,614.8      219.2        118.8       24.0    90.9%       5.5%        3.0%       0.6%
-------------------------------------------------------------------------------------------------------------

(1) Carrying value does not include funding notes, derivative and residual securities, other investments and loans held for securitization. Balances also exclude the mark-to-market adjustment. Carrying value also excludes $231.1 million of overcollateralization at March 31, 1999.

General and Administrative Expenses

     General and administrative expenses and net administrative fees and expenses to DHI ("collectively, G&A expense") consist of expenses incurred in conducting the production activities and managing the investment portfolio, as well as various other corporate expenses. G&A expense remained relatively flat for the three month period ended March 31, 1999 as compared to the same period in 1998. The Company expects overall G&A expense levels to remain relatively constant for the remainder of 1999.

     The following table summarizes the ratio of G&A expense to average interest-earning assets and the ratios of G&A expense to average total equity.

                            Operating Expense Ratios

-----------------------------------------------------------------------------------
                             G&A Expense/Average          G&A Expense/Average
                           Interest-Earning Assets           Total Equity
                                 (Annualized)              (Annualized) (1)
-----------------------------------------------------------------------------------

1997, Quarter 2                     0.39%                        3.73%
1997, Quarter 3                     0.43%                        4.37%
1997, Quarter 4                     0.62%                        6.61%
1998, Quarter 1                     0.62%                        6.59%
1998, Quarter 2                     0.50%                        5.93%
1998, Quarter 3                     0.56%                        6.43%
1998, Quarter 4                     0.66%                        7.23%
1999, Quarter 1                     0.66%                        6.96%
-----------------------------------------------------------------------------------

 (1) Average total equity excludes net unrealized gain (loss) on investments available-for-sale.

Net Income and Return on Equity

     Net income decreased from $14.4 million for the three months ended March 31, 1998 to $2.3 million for the three months ended March 31, 1999. Net income available to common shareholders decreased from $11.1 million to a $1.0 million loss for the same periods, respectively. Return on common equity (excluding the impact of the net unrealized gain on investments available-for-sale) decreased from 12.5% for the three months ended March 31, 1998 to a negative 1.2% for the three months ended March 31, 1999. The decrease in the return on common equity is a result primarily of the decline in net income available to common shareholders from the quarter ended March 31, 1998 to the same period in 1999 and the issuance of new common shares during 1998.

                         Components of Return on Equity
                                ($ in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                Equity in
                                                            Earnings (Loss),
                  Net Interest    Provision     Permanent    Gains (Losses)        G&A        Preferred
                     Margin/     for Losses   Impairment /      and Other       Expense/      Dividend/     Return on
                     Average       /Average      Average         Income          Average       Average       Average     Net Income
                  Common Equity    Common        Common      /Average Common     Common     Common Equity    Common     Available to
                  (annualized)     Equity        Equity          Equity          Equity     (annualized)     Equity        Common
                                (annualized)  (annualized)    (annualized)    (annualized)                (annualized)  Shareholders
------------------------------------------------------------------------------------------------------------------------------------

1997, Quarter 2        27.7%          1.5%            -           2.0%              5.3%          4.6%         18.3%    $    14,668
1997, Quarter 3        25.9%          1.3%            -           4.8%              6.1%          4.5%         18.8%         15,784
1997, Quarter 4        26.2%          1.9%            -           4.9%              9.0%          4.2%         16.0%         14,103
1998, Quarter 1        20.9%          1.6%            -           5.9%              9.0%          3.7%         12.5%         11,145
1998, Quarter 2        21.1%          1.9%            -           6.3%              8.0%          3.7%         13.8%         12,323
1998, Quarter 3        19.0%          2.4%            -          (0.5%)             8.7%          3.7%          3.7%          3,257
1998, Quarter 4        21.9%          1.2%          (20.8%)     (10.0%)             9.9%          3.8%        (23.8%)       (20,167)
1999, Quarter 1        18.3%          4.6%            -          (1.3%)             9.7%          3.9%         (1.2%)          (969)
------------------------------------------------------------------------------------------------------------------------------------

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

     Dynex REIT intends to declare and pay out as dividends 100% of its taxable income over time. Dynex REIT's current practice is to declare quarterly dividends; however, no dividends on its common stock had been declared since September 1998. Generally, Dynex REIT strives to declare a quarterly dividend which will result in the distribution of most or all of the taxable income earned during the applicable year. At the time of the dividend announcement, however, the total level of taxable income for the quarter is unknown.
Additionally, Dynex REIT has considerations other than the desire to pay out most of its taxable earnings, which may take precedence when determining the level of dividends.

                                Dividend Summary
                   ($ in thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------------------------
                     Estimated Taxable Net                                                                Estimated
                         Income (Loss)        Estimated Taxable                                           Cumulative
                      Available to Common     Net Income (Loss)     Dividend Declared     Dividend      Undistributed
                          Shareholders        Per Common Share      Per Common Share    Pay-out Ratio   Taxable Income
                                                                                                            (Loss)
-------------------------------------------------------------------------------------------------------------------------

1997, Quarter 2        $      12,016           $     0.283            $    0.335            118%         $   13,524
1997, Quarter 3               10,531                 0.248                 0.345            139%              9,392
1997, Quarter 4               10,132                 0.228                 0.350            154%              3,949
1998, Quarter 1               21,970                 0.484                 0.300             62%             12,293
1998, Quarter 2               11,339                 0.245                 0.300            122%              9,746
1998, Quarter 3                3,852                 0.083                 0.250            301%              2,045
1998, Quarter 4               (2,698)               (0.059)                -                  -                (653)
1999, Quarter 1               (6,618)               (0.144)                -                  -              (7,271)
-------------------------------------------------------------------------------------------------------------------------


     Taxable income differs from the financial statement net income which is determined in accordance with generally accepted accounting principles ("GAAP"). For the three months ended March 31, 1999, taxable net loss per common share exceeded GAAP loss per common share principally due to the preferred dividend paid in January 1999. The fourth quarter 1998 dividends were included in the first quarter 1999 taxable income as a result of a January 1, 1999 record date. Cumulative undistributed taxable income represents timing differences in the amounts earned for tax purposes versus the amounts distributed. Such amounts can be distributed for tax purposes in the subsequent year as a portion of the normal quarterly dividend. Such amounts also include certain estimates of taxable income until such time that Dynex REIT files its federal income tax returns for each year.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is in the process of determining the impact of adopting FAS No. 133.

Year 2000

     The Company is dependent upon purchased, leased, and internally-developed software to conduct certain operations. In addition, the Company relies upon certain counterparties such as banks and loan servicers who are also highly dependent upon computer systems. The Company recognizes that some computer software may incorrectly recognize dates beyond December 31, 1999. The ability of the Company and its counterparties to correctly operate computer software in the Year 2000 is critical to the Company's operations.

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

     The Company has contacted all of its key software vendors to determine their Year 2000 readiness. The Company has received documentation from each of the vendors providing assurances of Year 2000 compliance:

   - Baan/CODA, vendor of the general ledger accounting system, has provided confirmation that their current software release is fully Year 2000 compliant. The Company plans to apply this release by June 30, 1999.

   - Synergy Software, vendor of the commercial loan servicing system, has provided confirmation that the current release of their software is fully Year 2000 compliant. The Company has installed and performed initial testing on this version with no issues discovered.

   - Interlinq Software, vendor of the single-family and manufactured housing loan servicing software, has provided assurance that their software is Year 2000 compliant. The Company has begun Year 2000 assurance testing on this product with no issues discovered to date.

     All software developed internally by the Company was designed to be Year 2000 compliant. Nevertheless, the Company established a Year 2000 test-bed to ensure that there were no design or development oversights that could lead to a Year 2000 problem. Initial testing of all key applications was completed in January of 1999, with only minor issues discovered and subsequently remedied. Continued testing of certain applications will continue through June of 1999.

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

     The Company is also at significant risk should the electric utility company for the Company's offices in Glen Allen, Virginia, fail to provide power for several business days. In such an instance, the Company would be unable (i) to communicate over its telecommunication systems, (ii) would be unable to process data, and (iii) would be unable to originate or service loans until the problem is remedied. The Company continues to monitor the Year 2000 status of its utility provider, whose plan is scheduled to be completed in the fall of 1999.

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

     The Company is still developing contingency plans in the event that a system or counterparty is not Year 2000 compliant. These plans will be developed by June 30, 1999.


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

     In order to grow its equity base, Dynex REIT may issue additional capital stock. Management strives to issue such additional shares when it believes existing shareholders are likely to benefit from such offerings through higher earnings and dividends per share than as compared to the level of earnings and dividends Dynex REIT would likely generate without such offerings. During the first quarter 1999, Dynex REIT issued 3,388 shares of its common stock pursuant to its dividend reinvestment program for preferred stockholders for net proceeds of $18 thousand.

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

Non-recourse Debt

     Dynex REIT, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex REIT. Collateral for collateralized bonds are not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At March 31, 1999, Dynex REIT had $3.7 billion of collateralized bonds outstanding as compared to $3.7 billion at December 31, 1998.

Recourse Debt

     Secured. At March 31, 1999, Dynex REIT had four committed credit facilities aggregating $925 million, comprised of (i) a $250 million credit line, expiring in April 2000, from a consortium of commercial banks primarily for the warehousing of multifamily construction and permanent loans (including providing the letters of credit for tax-exempt bonds) and manufactured housing loans, (ii) a $400 million credit line, expiring in November 1999, from an investment bank primarily for the warehousing of permanent loans on multifamily and commercial properties, (iii) a $175 million credit line, expiring in June 1999, from a consortium of commercial banks and finance companies to fund the purchase of model homes, and (iv) a $100 million credit line, expiring in September 1999, from an investment bank for the warehousing of the funding notes. Dynex REIT expects these credit facilities will be renewed or replaced, if necessary, at their respective expiration dates, although there can be no assurance of such renewal or replacement. The lines of credit contain certain financial covenants which Dynex REIT met as of March 31, 1999. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future. At March 31, 1999, Dynex REIT had $379.2 million outstanding under its committed credit facilities.

     Dynex REIT also uses repurchase agreements to finance a portion of its investments, which generally have thirty day maturities. Repurchase agreements allow Dynex REIT to sell investments for cash together with a simultaneous agreement to repurchase the same investments on a specified date for a price which is equal to the original sales price plus an interest component. Dynex REIT has two uncommitted master repurchase facilities aggregating $700 million for the accumulation of assets for securitization. These agreements expired in April 1999 and are in the process of being renewed. Dynex REIT expects these repurchase facilities will be renewed, although there can be no assurance of such renewal. At March 31, 1999, outstanding obligations under all repurchase agreements totaled $271.7 million compared to $528.3 million at December 31, 1998. The following table summarizes the outstanding balances of repurchase agreements by credit rating of the related assets pledged as collateral to support such repurchase agreements. The table excludes repurchase agreements used to finance loans held for securitization.

             Repurchase Agreements by Rating of Investments Financed
                                 ($ in millions)

--------------------------- -------------- --------------- --------------- --------------- --------------- --------------
                                 AAA             AA              A              BBB          Below BBB         Total
--------------------------- -------------- --------------- --------------- --------------- --------------- --------------

1998, Quarter 3             $    560.8     $     91.2      $     58.7      $     51.9      $        -      $     762.6
1998, Quarter 4                  124.5          109.5            91.4            65.6               -            391.0
1999, Quarter 1                   86.3           63.2            64.2            57.9               -            271.7
--------------------------- -------------- --------------- --------------- --------------- --------------- --------------


     Increases in short-term interest rates, long-term interest rates, or market risk could negatively impact the valuation of securities and may limit Dynex REIT's borrowing ability or cause various lenders to initiate margin calls for securities financed using repurchase agreements. Additionally, certain investments are classes of securities rated AA, A, or BBB that are subordinated to other classes from the same series of securities. Such subordinated classes may have less liquidity than securities that are not subordinated and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying loans. In instances of a downgrade of an insurer or the deterioration of the credit quality of the underlying collateral, Dynex REIT may be required to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses.

     Unsecured. Since 1994, Dynex REIT has issued three series of unsecured notes payable totaling $150 million. The proceeds from these issuances have been used to reduce short-term debt related to financing loans held for securitization during the accumulation period as well as for general corporate purposes. These notes payable have an outstanding balance at March 31, 1999 of $129.3 million.

     Total recourse debt decreased from $1.0 billion for December 31, 1998 to $0.8 billion for March 31, 1999. This decrease is primarily due to the $190.7 million and $57.5 million reduction on repurchase agreements and notes payable due to the securitization of $277.7 million securities and loans as collateral for collateralized bonds during March 1999. The decrease was partially offset by the addition of $62.6 million of notes payable as a result of the purchase or origination of additional assets.

                               Total Recourse Debt
                                 ($ in millions)

----------------------------------------------------------------------------------------------------------
                                                        Total Recourse Debt to    Fixed Charge Coverage
                               Total Recourse Debt              Equity                    Ratio
----------------------------------------------------------------------------------------------------------

1997, Quarter 2                   $     1,793.8                 3.37%                      1.74%
1997, Quarter 3                         1,852.4                 3.43%                      1.87%
1997, Quarter 4                         1,133.5                 2.02%                      1.77%
1998, Quarter 1                         2,425.2                 4.41%                      1.72%
1998, Quarter 2                         1,390.3                 2.56%                      1.48%
1998, Quarter 3                         1,614.5                 3.21%                      1.28%
1998, Quarter 4                         1,032.7                 2.28%                      0.27%
1999, Quarter 1                           781.4                 1.73%                      1.14%
-----------------------------------------------------------------------------------------------------------

                                     Table 1
                Components of Collateral for Collateralized Bonds
                                ($ in thousands)

------------------------------------------------------------------ ------------------ ------------------
                                                                    March 31, 1999    December 31, 1998
------------------------------------------------------------------ ------------------ ------------------

Collateral for collateralized bonds                                $      4,062,722   $      4,177,592
Allowance for loan losses                                                   (15,970)           (16,593)
Funds held by trustees                                                        2,193              1,104
Accrued interest receivable                                                  24,848             27,834
Unamortized premiums and discounts, net                                      67,460             81,990
Unrealized gain, net                                                         19,668             21,601
------------------------------------------------------------------ ------------------ ------------------
     Collateral for collateralized bonds                             $    4,160,921     $    4,293,528
------------------------------------------------------------------ ------------------ ------------------


                                     Table 2
      Principal Balance of Collateral for Collateralized Bonds by Loan Type
                                ($ in thousands)

---------------------------------------------------------------- ------------------- ---------------------
                                                                   March 31, 1999     December 31, 1998
---------------------------------------------------------------- ------------------- ---------------------

Single family loans
  ARMS:
     1 month LIBOR                                                   $        9,051     $        9,905
     3 month LIBOR                                                           27,055             32,081
     6 month LIBOR                                                        1,339,141          1,506,431
     Prime                                                                   99,110            119,833
     6 month CD                                                              50,420             63,649
     1 year CMT                                                             636,728            779,960
     5 year CMT                                                                   -                191
------------------------------------------------------------------ ------------------ --------------------
       Total ARMs                                                         2,161,505          2,512,050
  Fixed                                                                     290,820            310,827
------------------------------------------------------------------ ------------------ --------------------
Total single-family                                                       2,452,325          2,822,877

Manufactured housing loans:
  ARM                                                                        14,557             13,288
  Fixed                                                                     757,771            500,677
------------------------------------------------------------------ ------------------ --------------------
     Total manufactured housing                                             772,328            513,965

Commercial loans                                                            838,069            840,750
------------------------------------------------------------------ ------------------ --------------------
Total                                                                $    4,062,722     $    4,177,592
------------------------------------------------------------------ ------------------ --------------------



                                     Table 3
             Collateral for Collateralized Bonds by Collateral Type
                                ($ in thousands)

------------------------------------------------------------------ ------------------ --------------------
                                                                    March 31, 1999     December 31, 1998
------------------------------------------------------------------ ------------------ --------------------

Single-family loans:
  Single family detached                                             $    1,935,132      $    2,194,304
  Condominium                                                               151,085             175,458
  Single family attached                                                    174,981             198,089
  Planned unit development                                                  117,274             143,293
  Cooperative                                                                36,307              41,633
  Other                                                                      37,546              70,100
------------------------------------------------------------------ ------------------- ---------------------
Total single family                                                       2,452,325           2,822,877

Manufactured housing loans:
  Single wide                                                               264,909             157,787
  Multi-sectional                                                           507,419             356,178
------------------------------------------------------------------ ------------------- ---------------------
Total manufactured housing                                                  772,328             513,965

Commercial loans:
  Multifamily (LIHTC)                                                       530,276             531,233
  Office                                                                    135,987             136,531
  Motel/hotel                                                                59,201              59,414
  Industrial                                                                 34,072              34,217
  Healthcare                                                                 30,234              30,342
  Mixed use                                                                  27,964              28,600
  Retail                                                                     16,681              16,744
  Other                                                                       3,654               3,669
------------------------------------------------------------------ ------------------- ---------------------
Total commercial                                                            838,069             840,750
------------------------------------------------------------------ ------------------- ---------------------
Total                                                                $    4,062,722      $    4,177,592
------------------------------------------------------------------ ------------------- ---------------------


                                     Table 4
             Repricing Period for Adjustable-Rate Single-Family and
                        Manufactured Housing Collateral
                              As of March 31, 1999
                                ($ in thousands)

-------------------------------------------- -------------------- -------------------- --------------------
                                                   Single-           Manufactured
                                                   Family               Housing               Total
-------------------------------------------- -------------------- -------------------- --------------------

2nd Quarter 1999                               $      865,028       $            -       $      865,028
3rd Quarter 1999                                      751,474                    -              751,474
4th Quarter 1999                                       70,364                    -               70,364
1st Quarter 2000                                       61,448                    -               61,448
2nd Quarter 2000 and beyond                           413,191               14,557              427,748
-------------------------------------------- -------------------- -------------------- --------------------
                                               $    2,161,505       $       14,557       $    2,176,062
-------------------------------------------- -------------------- -------------------- --------------------


                                     Table 5
                Commercial Loan Prepayment Protection Periods (1)
                              As of March 31, 1999
                                ($ in thousands)

----------------------------------------------------- -------------------- --------------------
                                                        Number of Loans     Principal Balance
----------------------------------------------------- -------------------- --------------------

0 - 4 years                                                      1           $       12,750
5 - 10 years                                                    27                  112,623
11 - 16 years                                                  200                  658,822
Over 16 years                                                    9                   53,874
----------------------------------------------------- -------------------- --------------------
                                                               237           $      838,069
----------------------------------------------------- -------------------- --------------------

 (1) The greater of prepayment lockout period or the yield maintenance period.


                                     Table 6
                   Margin of Single Family Loans over Indices

------------------------------------------------------------------ ------------------ --------------------
                                                                    March 31, 1999     December 31, 1998
------------------------------------------------------------------ ------------------ --------------------

Single-family ARM loans
     1 month LIBOR                                                         3.27%               3.24%
     3 month LIBOR                                                         3.08                2.87
     6 month LIBOR                                                         3.07                3.06
     Prime (1)                                                             2.47                2.48
     6 month CD                                                            2.50                2.50
     1 year CMT                                                            2.85                2.85
     5 year CMT                                                            -                   2.88
------------------------------------------------------------------ ------------------- ---------------------
  Total single-family ARM loans (weighted-average)                         2.84                2.82

  Manufactured housing loans (6-month LIBOR)                               5.80                5.80
------------------------------------------------------------------ ------------------- ---------------------
  Weighted average gross margin                                            2.85%               2.83%
------------------------------------------------------------------ ------------------- ---------------------

   (1) Relative to 1-month LIBOR, after giving effect to the Prime/LIBOR swap owned by the Company.


                                     Table 7
         Weighted Average Coupon for Collateral for Collateralized Bonds

------------------------------------------------------------------ ------------------ --------------------
                                                                    March 31, 1999     December 31, 1998
------------------------------------------------------------------ ------------------ --------------------

Single-family loans:
     ARM loans                                                             8.16%               8.38%
     Fixed                                                                 9.77                9.82
------------------------------------------------------------------ ------------------- ---------------------
       Total                                                               8.35                8.54

Manufactured housing loans:
     ARM loans                                                             9.33                9.48
     Fixed                                                                 8.72                9.07
------------------------------------------------------------------ ------------------- ---------------------
       Total                                                               8.73                9.08

Commercial loans                                                           8.01                8.01
------------------------------------------------------------------ ------------------- ---------------------

Aggregate weighted average coupon                                          8.35%               8.50%
------------------------------------------------------------------ ------------------- ---------------------

                                     Table 8
                              Net Balance Sheet (1)
                                ($ in thousands)


                                                                                March 31,          December 31,
                                                                                  1999                 1998
                                                                           ----------------     -----------------

ASSETS
Investments:
   Collateral for collateralized bonds                                        $  4,160,921         $  4,293,528
   Less:  Collateralized bonds issued                                           (3,909,874)          (4,062,089)
                                                                           ----------------     -----------------
     Net investment in collateralized bonds                                        251,047              231,439
   Collateralized bonds retained                                                   254,555              389,842
   Securities                                                                      238,932              243,984
   Other investments                                                                34,653               30,371
   Loans held for securitization                                                   238,550              388,782
                                                                           ----------------     -----------------
                                                                                 1,017,737            1,284,418
   Investment in and advances to Dynex Holding, Inc.                               184,118              169,384
   Cash                                                                             28,716               30,103
   Accrued interest receivable                                                       4,861                9,093
   Other assets                                                                     16,812               18,488
                                                                           ----------------     -----------------
                                                                              $  1,252,244         $  1,511,486
                                                                           ================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Repurchase agreements                                                      $    271,704         $    528,283
   Notes payable                                                                   509,717              502,450
   Accrued interest payable                                                          4,732                8,403
   Other liabilities                                                                11,935               16,318
   Dividends payable                                                                 3,228                3,228
                                                                           ----------------     -----------------
                                                                                   801,316            1,058,682
                                                                           ----------------     -----------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share,
     50,000,000 shares authorized:
       9.75% Cumulative Convertible Series A
         1,309,061 and 1,309,061 issued and outstanding, respectively               29,900               29,900
       9.55% Cumulative Convertible Series B
         1,912,434 and 1,912,434 issued and outstanding, respectively               44,767               44,767
       9.73% Cumulative Convertible Series C
         1,840,000 and 1,840,000 issued and outstanding, respectively               52,740               52,740
   Common stock, par value $.01 per share,
     100,000,000 shares authorized,
       46,030,814 and 46,027,426 issued and outstanding, respectively                  460                  460
   Additional paid-in capital                                                      352,331              352,382
   Accumulated other comprehensive loss                                             (3,953)              (3,097)
   Accumulated deficit                                                             (25,317)             (24,348)
                                                                           ----------------     -----------------
                                                                                   450,928              452,804
                                                                           ----------------     -----------------
                                                                              $  1,252,244         $  1,511,486
                                                                           ================     =================

 (1) This presents the balance sheet where the collateralized bonds are "netted" against the collateral for collateralized bonds. This presentation better illustrates the Company's net investment in the collateralized bonds and the collateralized bonds retained for its investment portfolio.

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

     Prepayments. Prepayments by borrowers on loans securitized by the Company may have an adverse impact on the Company's financial performance. Prepayments are expected to increase during a declining interest rate or flat yield curve environment. The Company's exposure to rapid prepayments is primarily (i) the faster amortization of premium on the investments and, to the extent applicable, amortization of bond discount, and (ii) the replacement of investments in its portfolio with lower yield securities. At March 31, 1999, the yield curve was considered flat relative to its normal shape, and as a result, the Company expects a continuation of relatively high prepayment rates during the second quarter in 1999.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


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

     The following table summarizes the Company's net interest margin sensitivity analysis as of March 31, 1999 and December 31, 1998. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of March 31, 1999 and December 31, 1998. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model uses a dynamic prepayment model that applies a Constant Prepayment Rate (CPR) ranging from 6.0% for fixed-rate manufactured housing loans to 69.1% for single family ARM loans indexed to the six month certificate of deposit rate. The model varies the CPR based on the projected incentive to refinance for each loan type in any given period. While the Company's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future. Therefore, the following estimates should not be viewed as a forecast and no assurance can be given that actual results will not vary significantly from the analysis below.


            -------------------- ------------------------------------------------
                Basis Point
                 Increase
               (Decrease) in
              Interest Rates
              Over 12 Months     % Change in Net Interest Margin from Base Case
            -------------------- ------------------------------------------------
                                   March 31, 1999           December 31, 1998
                                 --------------------     -----------------------

                   +200                  (13.59)%                 (11.69)%
                   +100                   (6.77)%                  (9.30)%
                   Base                    -                        -
                   -100                    6.97%                    9.65%
                   -200                   14.57%                   21.29%
            -------------------- -------------------- --- -----------------------

     The March 31, 1999 analysis illustrates that net interest margin is less sensitive to interest rate changes than it was at December 31, 1998. This change is primarily the result of the securitization of $360.9 million of manufactured housing loans which support $323.3 million of fixed-rate collateralized bonds at March 31, 1999. This fixed rate financing replaced variable rate collateralized bonds, repurchase agreements and bank borrowings and therefore reduced the Company's interest rate risk on this portion of the Company's interest-bearing liabilities.

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

     Approximately $2.4 billion of the Company's investment portfolio as of March 31, 1999 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 63% and 29% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

     As part of its asset/liability management process, the Company enters into interest rate agreements such as interest rate caps and swaps and financial futures contracts ("hedges"). These interest rate agreements are used by the Company to help mitigate the risk to the investment portfolio of fluctuations in interest rates that would ultimately impact net interest income. To help protect the Company's net interest income in a rising interest rate environment, the Company has purchased interest rate caps with a notional amount of $1.4 billion, which help reduce the Company's exposure to interest rate risk rising above the lifetime interest rate caps on ARM securities and loans. These interest rate caps provide the Company with additional cash flow should the related index increase above the contracted rates. The contracted rates on these interest rate caps are based on one-month LIBOR, six-month LIBOR or one-year CMT. The Company will also utilize interest rate swaps to manage its exposure to changes in financing rates of assets and to convert floating rate borrowings to fixed rate where the associated asset financed is fixed rate. Interest rate caps and interest rate swaps that the Company uses to manage certain interest rate risks represent protection for the earnings and cash flow of the investment portfolio in adverse markets. To date, short term interest rates have not risen at the speed or to the extent such that the protective cashflows provided by the caps and swaps have been realized.

     The Company may also utilize futures and options on futures to moderate the risks inherent in the financing of a portion of its investment portfolio with floating-rate repurchase agreements. The Company uses these instruments to synthetically lengthen the terms of repurchase agreement financing, generally from one to three or six months. Interest rate futures and option agreements have historically provided the Company a means of essentially locking-in borrowing costs at specified rates for specified period of time. Under these contracts, the Company will receive additional cash flow if the underlying index increases above contracted rates, mitigating the net interest income loss that results from the higher repurchase agreement rates The Company will pay additional cash flow if the underlying index decreases below contracted rates. The Company has not utilized futures or options on futures for this purpose since 1997, as they primarily benefit the Company when expected rates as measured by the forward yield-curve are less than current cash market rates.

     The remaining portion of the Company's investments portfolio as of March 31, 1999, approximately $2.3 billion, is comprised of loans or securities that have coupon rates that are either fixed or do not reset within the next 15 months. The Company has limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds and notes payable, and (ii) equity, which in the aggregate totals approximately $1.6 billion as of the same date. The Company's interest rate risk is primarily related to the rate of change in short term interest rates, not the level of short term interest rates.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          On February 8, 1999, AutoBond Acceptance Corporation ("AutoBond"), AutoBond Master Funding Corporation V ("Funding"), and its three principal common shareholders (collectively, the "Plaintiffs") commenced an action in the District Court of Travis County, Texas
          (250th Judicial District) against the Company and James Dolph (collectively, the "Defendants") alleging that the Company breached the terms of a Credit Agreement, dated June 9, 1998, by and among AutoBond, Funding and the Company. The Plaintiffs also allege that the Defendants conspired to misrepresent and mischaracterize AutoBond's credit underwriting criteria and its compliance with such criteria with the intention of interfering and causing actual damage to AutoBond's business, prospective business and contracts. In addition to actual, punitive and exemplary damages, the Plaintiffs also seek injunctive relief compelling the Company to fund immediately all advances due AutoBond under the Credit Agreement. The Company believes AutoBond's claims are without merit and intends to defend against them vigorously. The Company filed a complaint against the Plaintiffs in the United States District Court for the Eastern District of Virginia (Richmond District) seeking declaratory relief and damages.

          The Company is subject to various lawsuits as result of its lending activities. The Company does not anticipate that the resolution of such lawsuits will have a material impact on the Company's financial condition.

Item 2.  Changes in Securities and Use of Proceeds

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




Dated:  May 17, 1999