Form 10-Q
period 1999-06-30
DYNEX CAPITAL INC
filed 1999-08-03
CIK 826675

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

===============================================================================
|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1999

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


===============================================================================
                          Commission file number 1-9819
===============================================================================



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

     On July 31, 1999, the registrant had 46,033,978 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock. The Company effected a one-for-four reverse common stock split on August 2, 1999.

                               DYNEX CAPITAL, INC.
                                    FORM 10-Q

                                      INDEX



                                                                                 PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at June 30, 1999 and
                  December 31, 1998................................................3

                  Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998..............................4

                  Consolidated Statement of Shareholders' Equity for
                  the six months ended June 30, 1999...............................5

                  Consolidated Statements of Cash Flows for
                  the six months ended June 30, 1999 and 1998......................6

                  Notes to Unaudited Consolidated Financial Statements.............7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations......................................................15

         Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk............................................................42


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...............................................45

         Item 2.  Changes in Securities and Use of Proceeds.......................45

         Item 3.  Defaults Upon Senior Securities.................................45

         Item 4.  Submission of Matters to a Vote of Security Holders.............46

         Item 5.  Other Information...............................................46

         Item 6.  Exhibits and Reports on Form 8-K................................46



         SIGNATURES...............................................................47

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

                                                                              June 30,             December 31,
  ASSETS                                                                        1999                   1998
                                                                          ------------------     -----------------

  Investments:
    Collateral for collateralized bonds                                    $     3,811,836        $     4,293,528
    Securities                                                                     209,889                243,984
    Other investments                                                               41,972                 30,371
    Loans held for securitization                                                  405,479                388,782
                                                                          ------------------     -----------------
                                                                                 4,469,176              4,956,665

  Investment in and net advances to Dynex Holding, Inc.                            183,083                169,384
  Cash                                                                              34,908                 30,103
  Accrued interest receivable                                                        2,835                  4,162
  Other assets                                                                      19,461                 18,488
                                                                          ==================     =================
                                                                           $     4,709,463        $     5,178,802
                                                                          ==================     =================

  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
  Non-recourse debt                                                        $     3,373,186        $     3,665,316
  Recourse debt:
    Secured by collateralized bonds retained                                       150,951                298,695
    Secured by investments                                                         607,195                588,735
    Unsecured                                                                      121,870                145,303
                                                                          ------------------     ------------------
                                                                                  4,253,202              4,698,049

  Accrued interest payable                                                           6,154                  8,403
  Accrued expenses and other liabilities                                             8,958                 16,318
  Dividends payable                                                                  3,228                  3,228
                                                                          ------------------     ---------------
                                                                                  4,271,542              4,725,998
                                                                          ------------------     ------------------

  SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share,
     50,000,000 shares authorized:
        9.75% Cumulative Convertible Series A,
          1,309,061 and 1,309,061 issued and outstanding, respectively              29,900                 29,900
        9.55% Cumulative Convertible Series B,
          1,912,434 and 1,912,434 issued and outstanding, respectively              44,767                 44,767
        9.73% Cumulative Convertible Series C,
          1,840,000 and 1,840,000 issued and outstanding, respectively              52,740                 52,740
  Common stock,  par value $.01 per share,
    100,000,000 shares authorized,
    11,508,237 (1) and 46,027,426 issued and outstanding, respectively                 115                    460
  Additional paid-in capital                                                       352,684                352,382
  Accumulated other comprehensive loss                                             (17,316)                (3,097)
  Accumulated deficit                                                              (24,969)               (24,348)
                                                                          ------------------     ------------------
                                                                                   437,921                452,804
                                                                          ------------------     ------------------

                                                                           $     4,709,463        $     5,178,802
                                                                          ==================     ==================


(1)  Reflects the one-for-four reverse common stock split which became effective on August 2, 1999.

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)


                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30,                          June 30,
                                                                -----------------------------     -----------------------------
                                                                    1999            1998             1999             1998
                                                                -------------    ------------     ------------    -------------

Interest income:
   Collateral for collateralized bonds                           $   71,300        $ 74,130        $ 142,538      $   145,710
   Securities                                                         3,006           15,574            7,596          30,603
   Other investments                                                    786            1,160            1,370           2,477
   Loans held for securitization                                      5,316           16,101           12,689          22,855
   Net advances to Dynex Holding, Inc.                                3,556            2,505            6,889           4,857
                                                                -------------    ------------     ------------    -------------
                                                                     83,964          109,470          171,082         206,502
                                                                -------------    ------------     ------------    -------------

Interest and related expense:
   Non-recourse debt                                                 51,956           57,498          107,163         115,413
   Recourse debt                                                     12,850           32,533           29,025          52,598
   Other                                                                791              527            1,521             953
                                                                 -------------    ------------     ------------    -------------
                                                                     65,597           90,558          137,709         168,964
                                                                -------------    ------------     ------------    -------------

Net interest margin before provision for losses                      18,367           18,912           33,373          37,538
Provision for losses                                                 (3,773)          (1,726)          (7,566)         (3,206)
                                                                -------------    ------------     ------------    -------------
Net interest margin                                                  14,594           17,186           25,807          34,332

Equity in net earnings (loss) of Dynex Holding, Inc.                    290            1,616              (79)          2,007
Net (loss) gain on sale of investments and trading activities        (5,541)           3,264           (6,467)          7,728
Other income                                                            961              726            2,320           1,145
                                                                -------------    ------------     ------------    -------------
Net revenue                                                          10,304           22,792           21,581          45,212

General and administrative expenses                                  (1,961)          (1,746)          (3,969)         (4,121)
Net administrative fees and expenses to Dynex Holding, Inc.          (5,366)          (5,447)         (11,290)        (11,060)
                                                                -------------    ------------     ------------    -------------
Income before extraordinary item                                      2,977           15,599            6,322          30,031

Extraordinary item - extinguishment of debt                             597                -             (489)              -
                                                                -------------    ------------     ------------    -------------
Net income after extraordinary item                                   3,574           15,599            5,833          30,031
Dividends on preferred stock                                         (3,226)          (3,276)          (6,454)         (6,563)
                                                                =============    ============     ============    =============
Net income (loss) available to common shareholders                $     348        $ 12,323        $    (621)     $    23,468
                                                                =============    ============     ============    =============

Per common share before extraordinary item (1):
   Basic                                                          $   (0.02)       $   1.08        $   (0.01)     $     2.06
                                                                =============    ============     ============    =============
   Diluted                                                        $   (0.02)       $   1.08        $   (0.01)     $     2.06
                                                                =============    ============     ============    =============

Per common share after extraordinary item (1):
   Basic                                                          $    0.03        $   1.08        $   (0.05)     $     2.06
                                                                =============    ============     ============    =============
   Diluted                                                        $    0.03        $   1.08        $   (0.05)     $     2.06
                                                                =============    ============     ============    =============

(1)  Reflects the one-for-four reverse common stock split which became effective on August 2, 1999.

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the six months ended June 30, 1999
(amounts in thousands)




                                                                                       Accumulated
                                                                       Additional         Other
                                              Preferred      Common      Paid-in      Comprehensive    Accumulated
                                                Stock        Stock       Capital           Loss          Deficit        Total
                                              -----------------------------------------------------------------------------------


Balance at December 31, 1998                  $   127,407    $   460    $  352,382      $  (3,097)     $ (24,348)      $ 452,804

Comprehensive income:
   Net income - six months ended
     June 30, 1999                                     -           -             -              -          5,833           5,833
   Change in net unrealized loss on
     investments classified as
     available-for-sale during the period              -            -           -         (14,219)             -         (14,219)
                                              ------------------------------------------------------------------------------------
Total comprehensive income                             -           -             -        (14,219)         5,833          (8,386)

Issuance of common stock                               -           -            26              -              -              26
One-for-four reverse common stock split                -        (345)          345              -              -               -
Forfeitures of restricted stock awards                 -           -           (69)             -              -             (69)
Dividends on preferred stock                           -           -             -              -         (6,454)         (6,454)
                                              ------------------------------------------------------------------------------------

Balance at June 30, 1999                       $ 127,407     $   115    $  352,684      $ (17,316)      $ (24,969)    $  437,921
                                              ====================================================================================


See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended
                                                                       ----------------------------------------
(amounts in thousands)                                                                  June 30,
                                                                             1999                   1998
                                                                       ------------------     ------------------

Operating activities:
   Net (loss) income                                                      $        (621)        $      23,468
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Provision for losses                                                       7,566                 3,206
       Net loss (gain) on sale of investments and trading activities              6,467                (7,728)
       Equity in net loss (earnings) of Dynex Holding, Inc.                          79                (2,007)
       Extraordinary item - extinguishment of debt                                  489                     -
       Amortization and depreciation                                             17,290                24,510
       Net increase in accrued interest, other assets and other                 (15,324)               (8,169)
         liabilities
                                                                       ------------------     ------------------
          Net cash provided by operating activities                              15,946                33,280
                                                                       ------------------     ------------------

 Investing activities:
   Collateral for collateralized bonds:
     Fundings of investments subsequently securitized                          (280,907)           (1,378,951)
     Principal payments on collateral                                           723,895             1,033,445
     Decrease (increase) in accrued interest receivable                           5,760                (2,293)
     Net increase in funds held by trustee                                         (894)               (4,206)
   Net increase in loans held for securitization                                (18,031)             (249,978)
   Purchase of other investments                                                (17,740)               (7,210)
   Payments received on other investments                                         6,493                 9,144
   Purchase of securities                                                       (23,513)             (283,177)
   Payments received on securities                                               47,572                86,552
   Proceeds from sales of securities                                             15,905                78,569
   Investment in and net advances to Dynex Holding, Inc.                        (13,778)              (27,942)
   Proceeds from sale of single family operations                                     -                 9,500
   Capital expenditures                                                             (34)                 (216)
                                                                       ------------------     ------------------
        Net cash provided by (used for) investing activities                    444,728              (736,763)
                                                                       ------------------     ------------------

 Financing activities:
   Collateralized bonds:
     Proceeds from issuance of bonds                                            418,162             1,515,241
     Principal payments on bonds                                               (715,682)           (1,013,553)
     Increase (decrease) in accrued interest payable                              1,392                  (361)
   Repayment of senior notes                                                     (5,605)                    -
   (Repayments of) proceeds from recourse debt borrowings, net                 (147,708)              242,193
   Net proceeds from issuance of common stock                                        26                 4,040
   Retirement of common stock                                                         -                  (609)
   Dividends paid                                                                (6,454)              (36,459)
                                                                       ------------------     ------------------
        Net cash (used for) provided by financing activities                   (455,869)              710,492
                                                                       ------------------     ------------------

 Net increase in cash                                                             4,805                 7,009
 Cash at beginning of period                                                     30,103                18,502
                                                                       ==================     ==================
 Cash at end of period                                                    $      34,908         $      25,511
                                                                       ==================     ==================

 Cash paid for interest                                                   $     134,479         $     161,944
                                                                       ==================     ==================

 Supplemental disclosure of non-cash activities:

      Collateral for collateralized bonds subsequently securitized        $   1,161,475         $           -
                                                                        ==================     ==================

      Securities owned subsequently securitized                           $           -         $     257,959
                                                                       ==================     ==================

      Other investments owned subsequently securitized                    $           -         $      37,221
                                                                        ==================     ==================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1999
(amounts in thousands except share data)

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

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The Consolidated
Balance Sheets at June 30, 1999 and December 31, 1998, the Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998, the Consolidated Statement of Shareholders' Equity for the six months ended June 30, 1999, the Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998 and related notes to consolidated financial statements are unaudited. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1998.

     Certain reclassifications have been made to the financial statements for 1998 to conform to presentation for 1999.


NOTE 2--EARNINGS PER SHARE

     Earnings per share ("EPS") as shown on the Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 1998 is presented on both a basic and diluted EPS basis. Any reference herein to EPS or the number of shares of common stock, except the number of shares authorized at December 31, 1998, are after the effect of the one-for-four reverse split of the Company's common stock discussed in Note 12. Diluted EPS assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights ("SARs"), using the treasury stock method but only if these items are dilutive. The preferred stock is convertible into one share of common stock for two shares of preferred stock.

     The following table reconciles the numerator and denominator for both the basic and diluted EPS for the three and six months ended June 30, 1999 and 1998.


                                         Three Months Ended June 30,                         Six Months Ended June 30,
                                  ----------------------------------------------------------------------------------------------
                                          1999                      1998                      1999                     1998
--------------------------------------------------------------------------------------------------------------------------------
                                        Weighted-Average          Weighted-Average          Weighted-Average        Weighted-Average
                                           Number of                 Number of                Number of                Number of
                               Income       Shares       Income       Shares       Income       Shares      Income       Shares
                              --------    ----------    --------    ----------    --------    ---------    --------    ----------

Income before extraordinary
  item                        $  2,977                  $15,599                   $ 6,322                  $30,031
Extraordinary item - gain
  (loss)on extinguishment of
  debt                             597                        -                      (489)                       -
                              --------                  --------                  --------                 --------
Net income after extra-
  ordinary item                  3,574                    15,599                     5,833                  30,031
Less:  Dividends paid on
  preferred stock               (3,226)                   (3,276)                   (6,454)                 (6,563)
                              --------    ----------    --------    ----------    --------    ----------   --------    ----------
  Basic and diluted           $    348    11,508,067    $ 12,323    11,418,487    $   (621)   11,507,751   $23,468     11,387,060
                              ========    ==========    ========    ==========    ========    ==========   ========    ==========

Earnings per share before
  extraordinary item (1):
     Basic EPS                            $    (0.02)               $     1.08                $   (0.01)               $     2.06
                                          ==========                ==========                =========                ==========
     Diluted EPS                          $    (0.02)               $     1.08                $   (0.01)               $     2.06
                                          ==========                ==========                =========                ==========

Earnings per share after extraordinary
         item (1):
     Basic EPS                            $     0.03                $     1.08                $   (0.05)               $     2.06
                                          ==========                ==========                =========                ==========
     Diluted EPS                          $     0.03                $     1.08                $   (0.05)               $     2.06
                                          ==========                ==========                =========                ==========

Reconciliation of anti-dilutive shares:
   Dividends and additional shares of
     preferred stock:
       Series A               $    766       654,531    $   785        657,605   $   1,531      654,531    $  1,579       667,198
       Series B                  1,118       956,217      1,148        956,742       2,237      956,217       2,298       962,398
       Series C                  1,342       920,000      1,343        920,000       2,686      920,000       2,686       920,000
   Expense and incremental
     shares of stock
     appreciation rights             -        22,350        100         40,572           2       22,350         600        40,572
                             ----------   -----------  ----------    ---------   ---------    ---------    --------    ----------
                              $   3,226     2,553,098   $ 3,376      2,574,919   $   6,456    2,553,098    $  7,163     2,590,168
                             ==========   ===========  ==========    ==========  =========    =========    ========    ==========

(1) Reflects the one-for-four reverse common stock split which became effective on August 2, 1999.

NOTE 3 -- COLLATERAL FOR COLLATERALIZED BONDS AND SECURITIES

     The following table summarizes Dynex REIT's amortized cost basis and fair value of investments, as of June 30, 1999 and December 31, 1998, classified as available-for-sale and the related average effective interest rates:

---------------------------------------------------------------------------------------------------------------------
                                                    June 30, 1999                            December 31, 1998
---------------------------------------------------------------------------------------------------------------------
                                                                Effective                                   Effective
                                                                 Interest                                    Interest
                                             Fair Value            Rate                Fair Value              Rate
------------------------------------------ --------------------------------------------------------------------------

Collateral for collateralized bonds:
     Amortized cost                         $  3,821,170             7.3%            $  4,288,520              7.5%
  Allowance for losses                           (15,096)                                 (16,593)
------------------------------------------ --------------------------------------------------------------------------
     Amortized cost, net                       3,806,074                                4,271,927
  Gross unrealized gains                          50,575                                   67,236
  Gross unrealized losses                        (44,813)                                 (45,635)
------------------------------------------ --------------------------------------------------------------------------
                                            $  3,811,836                             $  4,293,528
------------------------------------------ --------------------------------------------------------------------------

Securities:
  Funding notes                             $    117,327             7.0%            $    122,009              8.0%
  Adjustable-rate mortgage securities             45,951             5.6%                  58,935              6.2%
  Fixed-rate mortgage securities                  11,229             9.1%                  28,851              8.3%
  Derivative and residual securities              25,478             1.3%                  33,480              2.9%
  Other securities                                35,455             6.9%                  28,153              7.5%
------------------------------------------ --------------------------------------------------------------------------
                                                 235,440                                  271,428
  Allowance for losses                            (2,473)                                  (2,746)
   --------------------------------------- --------------------------------------------------------------------------
        Amortized cost, net                      232,967                                  268,682
   Gross unrealized gains                          1,413                                    1,566
   Gross unrealized losses                       (24,491)                                 (26,264)
------------------------------------------ --------------------------------------------------------------------------
                                            $    209,889                             $    243,984
------------------------------------------ --------------------------------------------------------------------------

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

     During the six months ended June 30, 1999, Dynex REIT securitized $1.4 billion of collateral, through the issuance of one series of collateralized bonds. The collateral securitized was primarily single family mortgage loans and manufactured housing loans. The securitization was accounted for as financing of the underlying collateral pursuant to Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125") as Dynex REIT retained call rights which were substantially in excess of a clean-up call as defined by this accounting standard.

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

     Sale of Investments. Securities with an aggregate principal balance of $15,972 were sold during the six months ended June 30, 1999 for an aggregate gain of $210. The specific identification method is used to calculate the basis of securities sold. Gain on sale of investments and trading activities at June 30, 1999 also includes (i) realized losses of $4,488 related to the sale or writedown of $49,739 of commercial loans during the six months ended June 30, 1999; (ii) realized losses of $2,680 primarily related to write-off of hedging positions on $64,433 of commercial loan commitments during the six months ended June 30, 1999, (iii) realized gains of $1,512 on various derivative trading positions entered into during the six months ended June 30, 1999 and (iv) writedowns for permanent impairment of certain residual interests of $1,443. At June 30, 1999, the Company had option positions outstanding with a notional value of $500 million and a mark-to-market loss of $99.

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

NOTE 4 --RECOURSE DEBT

     Dynex REIT utilizes repurchase agreements, notes payable and warehouse credit facilities (together, "recourse debt") to finance certain of its investments. The following table summarizes Dynex REIT's recourse debt outstanding at June 30, 1999 and December 31, 1998:


--------------------------------------------------------------------------------------------
                                                       June 30, 1999       December 30, 1998
--------------------------------------------------------------------------------------------

Recourse debt secured by:
  Collateralized bonds                                 $    150,951         $    298,695
  Securities                                                153,589              192,706
  Other investments                                         178,551              142,883
  Loans held for securitization                             272,715              250,589
  Other assets                                                2,340                2,557
                                                      ----------------     ----------------
                                                            758,146              887,430
Unsecured debt:
  7.875% senior notes                                        96,180               98,718
  Series B 10.03% senior notes                               23,053               26,116
  Series A 9.56% senior notes                                 2,637                2,969
  Bank credit facility                                            -               17,500
-------------------------------------------------------------------------------------------
                                                       $    880,016        $   1,032,733
-------------------------------------------------------------------------------------------

     Of the $758,146 of secured recourse debt outstanding at June 30, 1999, $216,201 was outstanding under repurchase agreements, $539,605 represented amounts outstanding under committed credit facilities and $2,340 represented amounts outstanding under a capital lease. During the quarter ended June 30, 1999, Dynex REIT extinguished $2,750 of its 7.875% Senior Notes resulting in a $597 extraordinary gain.

NOTE 5 -- ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("FAS No. 137"). FAS No. 137 amends FAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact of adopting FAS No. 133.

NOTE 6--DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTE 7 -- EMPLOYEE BENEFITS

     During the six months ended June 30, 1999, 149,742 Stock Appreciation Rights ("SARs") under the Employee Incentive Plan were awarded. The total SARs either forfeited or exercised during the six months ended June 30, 1999 were 17,705. The total SARs remaining to be exercised were 351,732 at June 30, 1999. The Company expensed $2 related to the Employee and Board Incentive Plans during the six months ended June 30, 1999.

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

     Dynex REIT facilitates the issuance of tax-exempt multifamily housing bonds, the proceeds of which are used to fund mortgage loans on multifamily properties. Dynex REIT is required to pay principal and interest to the bondholders in the event there is a payment shortfall from the construction proceeds. In addition, Dynex REIT is required to purchase the bonds if such bonds are not able to be remarketed by the remarketing agent. Therefore, Dynex REIT enters into standby letter of credit agreements to cover such commitments. At June 30, 1999, Dynex REIT provided letters of credit to support its obligations in amounts equal to $121,016.

NOTE 9 -- RELATED PARTY TRANSACTIONS

     Dynex REIT has a credit arrangement with DHI whereby DHI and any of DHI's subsidiaries can borrow funds from Dynex REIT to finance its production operations. Under this arrangement, Dynex REIT can also borrow funds from DHI. The terms of the agreement allow DHI and its subsidiaries to borrow up to $50 million from Dynex REIT at a rate of Prime plus 1.0%. Dynex REIT can borrow up to $50 million from DHI at a rate of one-month LIBOR plus 1.0%. This agreement has a one-year maturity which is extended automatically unless notice is received from one of the parties to the agreement within 30 days of the anticipated termination of the agreement. As of June 30, 1999 and December 31, 1998, net borrowings due to DHI under this agreement totaled $33,329 and $8,583, respectively. Net interest expense under this agreement was $69 and $701 for the six months ended June 30, 1999 and 1998, respectively.

     Dynex REIT also has a loan origination agreement with Dynex Financial, Inc. ("DFI"), an operating subsidiary of DHI, whereby Dynex REIT pays DFI on a fee plus cost basis for the origination of manufactured housing loans on behalf of Dynex REIT. During the six months ended June 30, 1999 and 1998, Dynex REIT paid DFI $8,703 and $7,306, respectively under such agreement.

     Dynex REIT has a loan origination agreement with Dynex Commercial, Inc. ("DCI"), an operating subsidiary of DHI, whereby Dynex REIT pays DCI a fee per commercial loan originated on behalf of Dynex REIT. Dynex REIT paid DCI $1,471 and $2,707, respectively under this agreement for the six months ended June 30, 1999 and 1998.

     Dynex REIT has various note agreements with Dynex Residential, Inc. ("DRI"), an operating subsidiary of DHI, and DRI's subsidiaries whereby DRI and its subsidiaries can borrow up to $287,000 from Dynex REIT on a secured basis to finance the acquisition of model homes from single family home builders. The interest rate on the notes is adjustable and is based on 30-day LIBOR plus 2.875%. The outstanding balance of the notes as of June 30, 1999 and December 31, 1998 was $199,098 and $159,377, respectively. Interest income recorded by Dynex REIT on the notes for the six months ended June 30, 1999 and 1998 was $6,958 and $5,558, respectively.

     Dynex REIT has entered into subservicing agreements with DCI and DFI to service commercial, single family, consumer and manufactured housing loans. For servicing the commercial loans, DCI receives an annual servicing fee of 0.02% of the aggregate unpaid principal balance of the loans. For servicing the single family mortgage, consumer and manufactured housing loans, DFI receives annual fees ranging from sixty dollars ($60) to one hundred forty-four dollars ($144) per loan and certain incentive fees. Servicing fees paid by Dynex REIT under such agreements were $1,257 and $355 during the six months ended June 30, 1999 and 1998, respectively.

     Dynex REIT through its ownership of preferred stock, has a 99% economic ownership interest in DHI.

NOTE 10 -- INVESTMENT IN AND NET ADVANCES TO DYNEX HOLDING, INC.

     In December 1998, Dynex REIT changed its method of accounting for its investment in DHI from the full consolidation method to a method that approximates the equity method. The accounting change had no impact on net income. For consistency purposes, Dynex REIT has revised the June 1998 financial statements to give retroactive effect to the change in accounting method.

     Investment in and net advances to DHI accounted for under a method similar to the equity method amounted to $183,083 and $169,384 at June 30, 1999 and December 31, 1998, respectively. The results of operations and financial position of DHI are summarized below:

      ------------------------------------------------------------------------------------------------------------------
                                                               Three Months ended June 30,       Six Months ended June
                                                                                                          30,
               Condensed Income Statement Information              1999           1998            1999            1998
      ------------------------------------------------------------------------------------------------------------------

                           Total revenues                       $   10,703     $  10,338       $   21,752      $  20,009
                           Total expenses                           10,410         8,706           21,831         17,982
                         Net (loss) income                             293         1,632              (79)         2,027

      ------------------------------------------------------------------------------------------------------------------


      -----------------------------------------------------------------------------------------------------------------
                                                                        June 30,                    December 31,
                Condensed Balance Sheet Information                       1999                          1998
      -----------------------------------------------------------------------------------------------------------------

                            Total assets                             $     247,351                 $     203,541
                         Total liabilities                                 229,563                       184,267
                            Total equity                                    17,788                        19,274
      -----------------------------------------------------------------------------------------------------------------


NOTE 11--OTHER MATTERS

     During the six months ended June 30, 1999, the Company issued 1,381 shares of its common stock pursuant to its dividend reinvestment program for net proceeds of $26. The Company did not repurchase any of its capital stock during the second quarter. The Company has remaining authorization to purchase up to 915,000 shares of its capital stock.

NOTE 12--SUBSEQUENT EVENTS

     At the special meeting of shareholders, held on July 26, 1999, the shareholders approved an amendment to the Articles of Incorporation to effect a one-for-four reverse split of the issued and outstanding shares of the Company's $0.01 par value common stock to holders of record on August 2, 1999. All references in the accompanying financial statements to the per share amounts and the number of shares of common stock, except for shares authorized, for 1998 have been restated to reflect the reverse stock split. Common stock and additional paid-in capital as of June 30, 1999 have been restated to reflect this reverse stock split.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Dynex Capital, Inc. (the "Company") is a financial services company that primarily originates mortgage loans secured by multifamily and commercial properties and loans secured by manufactured homes. The Company will generally securitize the loans funded as collateral for collateralized bonds, thereby limiting its credit and liquidity risk and providing long-term financing for its investment portfolio.

                               FINANCIAL CONDITION

-------------------------------------------------- --------------------- --------------------
                                                       June 30,              December 31,
(amounts in thousands except per share data)             1999                    1998
-------------------------------------------------- --------------------- --------------------

Investments:
   Collateral for collateralized bonds              $   3,811,836           $   4,293,528
   Securities                                             209,889                 243,984
   Other investments                                       41,972                  30,371
   Loans held for securitization                          405,479                 388,782

Non-recourse debt - collateralized bonds                3,373,186               3,665,316
Recourse debt                                             880,016               1,032,733

Shareholders' equity                                      437,921                 452,804

Book value per common share                                 26.45                  27.75

-------------------------------------------------- --------------------- -------------------

Collateral for collateralized bonds
     Collateral for collateralized bonds consists primarily of securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title and property tax receivables. As of June 30, 1999, the Company had 28 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $3.8 billion at June 30, 1999 compared to $4.3 billion at December 31, 1998. This decrease of $0.5 billion is primarily the result of $723.9 million in paydowns on collateral, which was principally offset by the net addition of $277.7 million of collateral as a result of a $1.4 billion issuance of collateralized bonds in March 1999, of which $1.2 billion related to the collapse and re-securitization the collateral from seven series of previously issued collateralized bonds.

Securities
     Securities consist primarily of fixed-rate "funding notes" secured by automobile installment contracts, adjustable-rate and fixed-rate mortgage-backed securities, and corporate bonds. Securities also include derivative and residual securities. Derivative securities are classes of collateralized bonds, mortgage pass-through certificates or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses. Securities decreased to $209.9 million at June 30, 1999 compared to $244.0 million at December 31, 1998. This decrease was primarily the result of $47.6 million of paydowns and the sale of $16.0 million of securities during the six months ended June 30, 1999. These decreases were partially offset by the purchase of $23.5 million of securities during the six months ended June 30, 1999.

Other investments
     Other investments consists primarily of a note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996 and property tax receivables. Other investments increased from $30.4 million at December 31, 1998 to $42.0 million at June 30, 1999. This increase of $11.6 million is primarily the result of the purchase of $10.6 million of property tax receivables during the six months ended June 30, 1999.

Loans held for securitization
     Loans held for securitization increased from $388.8 million at December 31, 1998 to $405.5 million at June 30, 1999. This increase was primarily due to new loan fundings from the Company's production operations totaling $403.1 million during the six months ended June 30, 1999. This increase was partially offset by the securitization of $277.7 million of loans held for securitization as collateral for collateralized bonds issued during March 1999 and the sale of $22.0 million of loans held for securitization during the six months ended June 30, 1999.

Non-recourse debt
     Collateralized bonds issued by Dynex REIT are recourse only to the assets pledged as collateral, and are otherwise non-recourse to Dynex REIT. The collateralized bonds decreased from $3.7 billion at December 31, 1999 to $3.4 billion at June 30, 1999. This decrease was primarily a result of paydowns on all collateralized bonds of $714.6 million during the six months ended June 30, 1999. This decrease was partially offset by Dynex REIT adding $1.4 billion of collateralized bonds during the six months ended June 30, 1999. Of this $1.4 billion of collateralized bonds, $1.0 billion related to the collapse and re-securitization of seven series of collateralized bonds.

Recourse debt
     Recourse debt decreased to $0.9 billion at June 30, 1999 from $1.0 billion at December 31, 1998. This decrease was primarily due to the securitization of $277.7 million of manufactured housing loans as collateral for collateralized bonds during the six months ended June 30, 1999. These loans were previously financed by $190.7 million of repurchase agreements and $57.5 million of notes payable. This decrease was partially offset by the net addition of $222.7 million of notes payable resulting from additional loan fundings during the six months ended June 30, 1999.

Shareholders' equity
     Shareholders' equity decreased to $437.9 million at June 30, 1999 from $452.8 million at December 31, 1998. This decrease was primarily the result of a $14.2 million increase in the net unrealized loss on investments available-for-sale from $3.1 million at December 31, 1998 to $17.3 at June 30, 1999.

                            Loan Production Activity
                                ($ in thousands)


 ----------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                      Six Months Ended
                                                               June 30,                               June 30,
                                                  ------------------------------------   ------------------------------------
                                                        1999               1998               1999                1998
 ----------------------------------------------------------------------------------------------------------------------------

Commercial (1)                                      $  123,126        $    164,956         $  171,784        $    368,295
 Manufactured housing                                   129,564             136,284            238,536             220,232
 Specialty finance                                       41,934              35,887             90,297              69,290
                                                  -----------------  -----------------   ----------------   -----------------
   Total fundings through direct production             294,624             337,127            500,617            657,817
 Secured funding notes (2)                                    -              38,266             13,654             38,266
 Securities acquired through bond calls                       -             166,784                  -            455,714
 Single family fundings through bulk purchases                -                   -                  -            562,045
 ----------------------------------------------------------------------------------------------------------------------------
   Total fundings                                    $  294,624        $    542,177         $  514,271        $  1,713,842
 ----------------------------------------------------------------------------------------------------------------------------

  (1) Included in commercial fundings were $89.2 million and $77.3 million of multifamily construction loans which closed during the three months ended June 30, 1999 and 1998, respectively, and $114.4 million and $110.0 million of multifamily construction loans which closed during the six months ended June 30, 1999 and 1998, respectively. As of June 30, 1999, $392.2 million of multifamily construction loans have closed, of which only the amount drawn for these loans of $85.8 million is included in the balance of the loans held for securitization at June 30, 1999.
  (2) Secured by automobile installment contracts.

     Direct loan production for the six months ending June 30, 1999 totaled $500.6 million compared to $657.8 million for the same period in 1998. This decrease in loan production was due to decreased origination volume of commercial loans during 1999. This decreased volume was partially offset by increased origination volume of both manufactured housing loans and specialty finance loans during 1999. In addition to the Company's direct loan production, the Company funded $13.7 million of funding notes during the six months ended June 30, 1999. There were no bulk purchases or bond calls during the first six months of 1999 compared to $562.0 million of bulk purchases and $455.7 million of bond calls during the same period in 1998.

     The Company announced during the second quarter its intentions to sell its manufactured housing lending business operated through its affiliate, Dynex Financial, Inc.

                              RESULTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                               -------------------------------------------------------------------
(amounts in thousands except per share information)                1999              1998             1999              1998
----------------------------------------------------------------------------------------------------------------------------------

Net interest margin                                              $    14,594       $    17,186      $    25,807       $    34,332
Equity in net (loss) earnings of Dynex Holding, Inc.                     290             1,616              (79)            2,007
(Loss) gain on sale of investments and trading activities             (5,541)            3,264           (6,467)            7,728
General and administrative expenses                                    1,961             1,746            3,969             4,121
Net administrative fees and expenses to Dynex Holding, Inc.            5,366             5,447           11,290            11,060
Net income                                                             3,574            15,599            5,833            30,031

Basic net income (loss) per common share                         $      0.03       $      1.08      $     (0.05)      $      2.06
Diluted net income (loss) per common share                       $      0.03       $      1.08      $     (0.05)      $      2.06

  Dividends declared per share:
     Common                                                     $          -      $       0.075     $         -       $      0.15
     Series A and B Preferred                                         0.585               0.600            1.17              1.20
     Series C Preferred                                               0.730               0.730            1.46              1.46

----------------------------------------------------------------------------------------------------------------------------------

     Three and Six Months Ended June 30, 1999 Compared to Three and Six Months Ended June 30, 1998. The decrease in net income and net income per common share during the three and six months ended June 30, 1999 as compared to the same period in 1998 is primarily the result of a decrease in net interest margin and a decrease in the gain on sale of investments and trading activities.

     Net interest margin for the six months ended June 30, 1999 decreased to $25.8 million, or 25% below the $34.3 million for the same period for 1998. Net interest margin for the three months ended June 30, 1999 decreased to $14.6 million, or 15%, below the $17.2 million for the same period for 1998. These decreases were primarily the result of the decline in average interest-earning assets from $5.8 billion and $5.5 billion for the three and six months ended June 30, 1998, respectively, to $4.6 billion and $4.7 billion for the three and six months ended June 30, 1999, respectively. In addition, provision for losses increased to $7.6 million or 0.32% on an annualized basis of average interest-earning assets during the six months ended June 30, 1999 compared to $3.2 million and 0.12% during the six months ended June 30, 1998. Provision for losses increased to $3.8 million or 0.33% on an annualized basis of average interest-earnings assets during the three months ended June 30, 1999 compared to $1.7 million and 0.12% during the same period in 1998. This increase in provision for losses was a result of increasing the provision for anticipated losses on the commercial loans that collateralize the securitization issued in December 1998 and increasing the reserves for potential losses on single family and manufactured housing loans.

     The net (loss) gain on sale of investments and trading activities for the six months ended June 30, 1999 decreased to a $6.5 million loss, as compared to a $7.7 million gain for the same period in 1998. The net (loss) gain on sale of investments and trading activities for the three months ended June 30, 1999 decreased to a $5.5 million loss, as compared to a $3.3 million gain for the same period in 1998. The decrease for both the three and six months ended June 30, 1999 is primarily the result of a $4.5 million loss related to the sale or writedown of $49.7 million of commercial loans and a $2.7 million loss primarily related to the write-off of hedge positions on $64.4 million of commercial loan commitments during the three months ended June 30, 1999. In addition, the Company had a $1.4 million permanent impairment on certain residual interests during the three months ended June 30, 1999. These decreases were partially offset by a $1.1 million gain and a $1.5 million gain on various trading positions closed during the three and six months ended June 30, 1999, respectively, and a $0.2 million gain related to the sale of $16.0 million of securities during the first quarter of 1999. The net gain on sale of investments and trading activities for the three and six months ended June 30, 1998 is primarily the result of gains recognized of $1.4 million and $5.9 million on various trading positions closed during the three and six months ended June 30, 1998, respectively. In addition, securities with an aggregate principal balance of $84.5 million were sold during the three months ended June 30, 1998, for an aggregate net gain of $1.9 million.

     Net administrative fees and expenses to DHI increased $0.2 million, or 2%, to $11.3 million in the six months ended June 30, 1999. This increase is primarily the result of the continued growth in the Company's production operations, primarily in the manufactured housing and specialty finance businesses.

     The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                  Average Balances and Effective Interest Rates

--------------------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended June 30,                  Six Months Ended June 30,
                                         ------------------------------------------- -------------------------------------------
                                                1999                  1998                  1999                  1998
--------------------------------------------------------------------------------------------------------------------------------
                                          Average    Effective  Average    Effective  Average    Effective  Average    Effective
                                          Balance     Rate      Balance     Rate      Balance     Rate      Balance     Rate
                                         ----------- --------- ----------- --------- ----------- --------- ----------- ---------

Interest-earning assets: (1)
   Collateral for collateralized bonds    $3,888,545   7.33%    $4,001,881    7.41%   $3,931,345   7.25%    $3,959,452   7.36%
   (2) (3)
   Securities                                251,301   4.78       779,865     7.99       258,440   5.88        742,869   8.24
   Other investments                         222,537   7.88       195,473     8.65       213,769   7.79        196,611   8.17
   Loans held for securitization             277,208   7.67       803,285     8.02       324,984   7.81        551,416   8.29
                                         ----------- --------- ----------- --------- ----------- --------- ----------- ---------
     Total interest-earning assets       $ 4,639,591   7.24%    $5,780,504    7.61%  $ 4,728,538   7.24%   $ 5,450,34   7.60%
                                         =========== ========= =========== ========= =========== ========= =========== =========

Interest-bearing liabilities:
   Non-recourse debt (3)                  $3,539,750   5.78%    $3,444,696    6.54%   $3,526,166   6.00%    $3,434,428   6.58%
   Recourse debt - collateralized bonds      176,893   5.45       542,222     5.88       231,150   5.47        522,080   5.88
   retained
                                         ----------- --------- ----------- --------- ----------- --------- ----------- ---------
                                           3,716,643   5.78     3,986,918     6.46     3,757,316   5.97      3,956,508   6.49
   Recourse debt secured by investments:
     Securities                              166,257   6.29       626,431     5.99       172,799   6.10        566,338   5.83
     Other investments                       163,447   6.18        93,326     7.04       157,764   6.09         85,772   7.03
     Loans held for securitization           198,466   4.73       668,803     5.94       258,943   5.25        404,925   5.44
   Recourse debt - unsecured                 126,536   8.82       145,242     8.83       127,209   8.77        142,392   8.80
                                         ----------- --------- ----------- --------- ----------- --------- ----------- ---------
      Total interest-bearing liabilities  $4,371,349   5.87%    $5,520,720    6.44%   $4,474,031   6.02%    $5,155,935   6.42%
                                         =========== ========= =========== ========= =========== ========= =========== =========
Net interest spread on all investments                 1.37%                  1.17%                1.22%                 1.18%
  (3)                                                =========             =========             =========             =========

Net yield on average interest-earning                  1.72%                  1.47%                1.54%                 1.53%
  assets (3)                                         =========             =========             =========             =========
                                                                                                 ---------             ---------

--------------------------------------------------------------------------------------------------------------------------------

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115,
     "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $2,274 and $5,492 for the three months ended June 30, 1999 and 1998, respectively, and $2,086 and $3,841 for the six months ended June 30, 1999 and 1998, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses.

     The net interest spread increased to 1.37% and 1.22% for the three and six months ended June 30, 1999 from 1.17% and 1.18% for the same periods in 1998. This increase was primarily due to a reduction in premium amortization expense, which decreased from $7.0 million and $15.5 million for the three and six months ended June 30, 1998, respectively to $4.8 million and $10.7 million for the same periods in 1999. The overall yield on interest-earning assets decreased to 7.24% for the three and six months ended June 30, 1999 from 7.61% and 7.60% for the three and six months ended June 30, 1998 while the cost of interest-bearing liabilities decreased to 5.87% and 6.02% for the three and six months ended June 30, 1999, respectively, from 6.44% and 6.42% for the three and six months ended June 30, 1998, respectively.

     Individually, the net interest spread on collateral for collateralized bonds increased 41 basis points, from 87 basis points for the six months ended June 30, 1998 to 128 basis points for the same period in 1999. This increase was primarily due to lower premium amortization caused by decreased prepayments during the first half of 1999 compared to the first half of 1998. The net interest spread on securities decreased 262 basis points, from 241 basis points for the six months ended June 30, 1998 to a negative 21 basis points for the six months ended June 30, 1999. This decrease was primarily the result of the sale of certain higher coupon collateral during the third quarter of 1998. In addition, certain assets were placed on non-accrual status subsequent to June 30, 1998. The net interest spread on other investments increased 56 basis points, from 114 basis points for the six months ended June 30, 1998, to 170 basis points for the same period in 1999, due to a higher interest rate paid in 1999 by Dynex Residential, Inc. ("DRI"), an operating subsidiary of DHI, to Dynex REIT in conjunction with DRI's note payable to Dynex REIT related to the Company's single family model home purchase and leaseback business, effective as of January 1, 1999. The net interest spread on loans held for securitization decreased 29 basis points, from 285 basis points for the six months ended June 30, 1998, to 256 basis points for the same period in 1999. This decrease is primarily attributable to the funding or purchase of lower coupon collateral during the six months ended June 30, 1999.

Interest Income and Interest-Earning Assets

     Average interest-earning assets declined to $4.6 billion for the three months ended June 30, 1999, a decrease of approximately 20% from $5.8 billion of average interest-earning assets during the same period of 1998. This decrease in average interest-earning assets was primarily the result of $1.9 billion of principal payments during the twelve months ended June 30, 1999. In addition, $263.4 million of investments were sold during the same period. These decreases were partially offset by loans originations of $1.0 billion for the twelve months ended June 30, 1999. In addition, Dynex REIT purchased $134.4 million of securities and $86.6 million of other investments during the twelve months ended June 30, 1999. Total interest income decreased approximately 24%, from $110.0 million for the three months ended June 30, 1998 to $84.0 million for the same period of 1999. This decrease in total interest income was due to both the decline in average interest-earnings assets and to a decline in the yield on interest-earning assets. Overall, the yield on interest-earning assets declined to 7.24% for the three months ended June 30, 1999 from 7.61% for the three months ended June 30, 1998, due primarily to an overall decrease in interest rates during the latter half of 1998 and the first quarter of 1999.

     On a quarter to quarter basis, average interest-earning assets for the quarter ended June 30, 1999 were $4.6 billion versus $4.8 billion for the quarter ended March 31, 1999. This decrease in average interest-earning assets was primarily the result of $361.6 million of principal payments during the quarter ended June 30, 1999. This decrease was partially offset by $294.6 million of loans funded through the production operations or otherwise purchased. Total interest income for the quarter ended June 30, 1999 was $84.0 million versus $87.1 million for the quarter ended March 31, 1999. This decrease in total interest income was due primarily to the decrease in interest-earning assets.

                               Earning Asset Yield
                                 ($ in millions)

---------------------------- ---------------------- -- ----------------- --- ------------------------
                                                                                Average Interest-
                             Average Interest-         Interest Income        Earnings Asset Yield
                             Earning Assets                  (2)
---------------------------- ---------------------- -- ----------------- --- ------------------------

1997, Quarter 3                  $    4,801.2           $    91.8 (1)                  7.65%
1997, Quarter 4                       5,143.0                99.2 (1)                  7.72%
1998, Quarter 1                       5,120.2                97.2                      7.59%
1998, Quarter 2                       5,780.5               110.0                      7.61%
1998, Quarter 3                       5,571.7               104.5 (1)                  7.50%
1998, Quarter 4                       5,138.3                95.9                      7.46%
1999, Quarter 1                       4,817.5                87.1                      7.24%
1999, Quarter 2                       4,639.6                84.0                      7.24%
---------------------------- --- ------------------ -- ----------------- ---- -----------------------

(1)  Interest  income includes  amounts  related to the gross interest  income on certain  securities which are accounted for net of the related interest expense.
(2)  Interest income excludes amounts related to the net interest income on advances to DHI.

     Approximately $2.0 billion of the investment portfolio as of June 30, 1999 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 63% of the ARM loans underlying the ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 27% are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and ARM and fixed mortgage securities by type of underlying loan. This table excludes other derivative and residual securities, other securities, other investments and loans held for securitization.

                      Investment Portfolio Composition (1)
                                 ($ in millions)

--------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
                                                                   Other Indicies
                             LIBOR Based ARM     CMT Based ARM     Based Arm Loans    Fixed-Rate Loans
                                  Loans              Loans                                                     Total
--------------------------- ------------------ ------------------ ------------------ ------------------- ------------------

1998, Quarter 1               $    2,128.3       $      656.1       $     283.3        $    1,564.2        $    4,631.9
1998, Quarter 2                    2,153.5            1,159.8             240.2             1,467.0             5,020.5
1998, Quarter 3                    1,873.7              978.3             208.0             1,351.0             4,411.0
1998, Quarter 4                    1,644.0              720.4             195.4             1,704.0             4,263.8
1999, Quarter 1                    1,411.6              629.8             159.4             1,927.6             4,128.4
1999, Quarter 2                    1,239.2              525.4             146.9             1,872.9             3,784.4
--------------------------- ------------------ ------------------ ------------------ ------------------- ------------------

(1) Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed-rate mortgage securities.

     The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, premiums on the collateral for collateralized bonds, ARM securities, fixed-rate mortgage securities and other securities at June 30, 1999 were $60.7 million, or approximately 1.59% of the aggregate investment portfolio. Of this $60.7 million, $36.4 million relates to the premium on multifamily and commercial mortgage loans that have prepayment lockouts or yield maintenance for at least seven years. Amortization expense as a percentage of principal paydowns has increased from 1.24% for the three months ended June 30, 1998 to 1.42% for the same period in 1999, primarily due to the multifamily and commercial securitization during the fourth quarter of 1998. The principal prepayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 30% for the three months ended June 30, 1999, which was a decrease from 36% one year ago. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans. Excluded from this table are the Company's loans held for securitization, which are carried at a net discount of $9.8 million at June 30, 1999.

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
                                            Amortization        Annualized           Principal       Principal Paydowns
                        Net Premium           Expense              Rate               Paydowns
-------------------------------------------------------------------------------------------------------------------------

1997, Quarter 3            $   57.9            $   4.8              29%             $    258.8             1.85%
1997, Quarter 4                56.9                5.8              37%                  319.6             1.80%
1998, Quarter 1                49.5                8.5              47%                  546.7             1.56%
1998, Quarter 2                45.7                7.0              36%                  563.0             1.24%
1998, Quarter 3                39.0                6.3              40%                  603.0             1.05%
1998, Quarter 4                77.8                5.7              41%                  502.5             1.12%
1999, Quarter 1                65.4                5.9              38%                  402.8             1.46%
1999, Quarter 2                60.7                4.8              30%                  338.4             1.42%
-------------------------------------------------------------------------------------------------------------------------


Interest Expense and Cost of Funds

     Dynex REIT's largest expense is the interest cost on borrowed funds. Funds to finance the investment portfolio are borrowed primarily in the form of non-recourse collateralized bonds or repurchase agreements. The interest rates paid on collateralized bonds are either fixed or floating rates; the interest rates on the repurchase agreements are floating rates. Dynex REIT may use interest rate swaps, caps and financial futures to manage its interest rate risk. The net cost of these instruments is included in the cost of funds table below as a component of interest expense for the period to which they relate. Average borrowed funds decreased from $5.5 billion for the three months ended June 30, 1998 to $4.4 billion for the same period in 1999. This decrease resulted primarily from the decline in interest-earning assets of $1.1 billion during the twelve months ended June 30, 1999 and the paydown of the related borrowings. For the three months ended June 30, 1999, interest expense decreased to $64.1 million from $88.8 million for the three months ended June 30, 1998, while the average cost of funds decreased to 5.87% for the three months ended June 30, 1999 compared to 6.44% for the same period in 1998. The decreased average cost of funds for the second quarter of 1999 compared to the second quarter of 1998 was mainly a result of a decrease in the one-month LIBOR rate during the latter half of 1998.

                                  Cost of Funds
                                 ($ in millions)

----------------------------------------------------------------------------------------------
                                     Average                Interest               Cost
                                  Borrowed Funds         Expense (1)(2)          of Funds
----------------------------------------------------------------------------------------------

1997, Quarter 3                   $    4,357.9            $    68.8                  6.31%
1997, Quarter 4                       4,570.3                  74.1                  6.49%
1998, Quarter 1                       4,791.1                  76.6                  6.40%
1998, Quarter 2                       5,520.7                  88.8                  6.44%
1998, Quarter 3                       5,377.7                  86.0                  6.39%
1998, Quarter 4                       4,941.6                  75.7                  6.13%
1999, Quarter 1                       4,576.7                  70.6                  6.17%
1999, Quarter 2                       4,371.3                  64.1                  5.87%
----------------------------------------------------------------------------------------------

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

         Instruments Used for Interest Rate Risk Management Purposes (1)
                         (Notional Amounts in millions)

-----------------------------------------------------------------------------
                                         Interest             Interest
                                        Rate Caps            Rate Swaps
-----------------------------------------------------------------------------

1997, Quarter 3                         $   1,599             $   1,381
1997, Quarter 4                             1,599                 1,354
1998, Quarter 1                             1,599                 1,559
1998, Quarter 2                             1,599                 1,726
1998, Quarter 3                             1,599                 1,561
1998, Quarter 4                             1,599                 1,140
1999, Quarter 1                             1,364                 1,122
1999, Quarter 2                             1,364                 1,105
-----------------------------------------------------------------------------

(1) Excludes all interest rate agreements in effect for the Company's loan production operations.



Net Interest Rate Agreement Expense

     The net interest rate agreement expense, or hedging expense, equals the cost of the agreements presented in the previous table, net of any benefits received from these agreements. For the quarter ended June 30, 1999, net hedging expense amounted to $1.09 million compared to $1.12 million and $1.83 million for the quarters ended March 31, 1999 and June 30 1998, respectively. Such amounts exclude the hedging costs and benefits associated with the Company's production activities as these amounts are deferred as additional premium or discount on the loans funded and amortized over the life of the loans as an adjustment to their yield. The net interest rate agreement expense decreased for the three months ended June 30, 1999 compared to the same period in 1998, primarily due to the expiration of $235 million of interest rate caps in January 1999. In addition, the Company terminated $75.4 million of interest rate swap agreements for a total loss of $0.2 million during the first half of 1999 as the collateral which the interest rate swap was hedging was amortizing at a faster rate than the original swap. This loss is being amortized into interest income over the estimated remaining life of the collateral as a yield adjustment.

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
                                Rate Agreement Expense           of Average            Borrowings (annualized)
                                                             Assets (annualized)
----------------------------------------------------------------------------------------------------------------

1997, Quarter 3                      $    1.35                     0.11%                        0.12%
1997, Quarter 4                           1.39                     0.11%                        0.12%
1998, Quarter 1                           1.23                     0.10%                        0.10%
1998, Quarter 2                           1.83                     0.13%                        0.13%
1998, Quarter 3                           1.92                     0.14%                        0.14%
1998, Quarter 4                           1.72                     0.13%                        0.14%
1999, Quarter 1                           1.12                     0.09%                        0.10%
1999, Quarter 2                           1.09                     0.09%                        0.10%
----------------------------------------------------------------------------------------------------------------

Fair Value

     The fair value of the available-for-sale portion of the investment portfolio as of June 30, 1999, as measured by the net unrealized loss on investments available-for-sale, was $17.3 million below its cost basis, which represents a $14.2 million decrease from December 31, 1998. At December 31, 1998, the fair value of the investment portfolio was $3.1 million below its amortized cost basis. This decrease in the portfolio's value is primarily attributable to prepayments on the portfolio, the recent 25 basis point increase in the targeted Fed Funds rate and the approximately 80 basis point increase in longer term interest rates during the six months ended June 30, 1999.

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

     The following table summarizes the aggregate principal amount of collateral for collateralized bonds and pass-through securities outstanding; the maximum direct credit exposure retained by the Company (represented by the amount of overcollateralization pledged and subordinated securities rated below BBB owned by the Company), net of the credit reserves maintained by the Company for such exposure; and the actual credit losses incurred for each quarter. The table excludes any risks related to representations and warranties made on loans funded by the Company and securitized in mortgage pass-through securities generally funded prior to 1995. This table also excludes any credit exposure on loans held for securitization (which will be included as the loans are securitized), funding notes and other investments. The increase in net credit exposure as a percentage of the outstanding loan principal balance from 2.36% at June 30, 1998 to 3.92% at June 30, 1999 is related primarily to the credit exposure retained by the Company on its commercial securitization issued during December 1998 and its single family and manufactured housing securitizations issued during March 1999.

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
-----------------------------------------------------------------------------------------------------------------

1997, Quarter 3       $      3,975.7           $    50.2           $   5.8                    1.26%
1997, Quarter 4              5,153.1                86.6               6.5                    1.68%
1998, Quarter 1              4,209.5                93.6               6.3                    2.22%
1998, Quarter 2              5,098.8               120.1               3.8                    2.36%
1998, Quarter 3              4,440.2               132.4               6.4                    2.98%
1998, Quarter 4              4,389.7               159.7               3.8                    3.64%
1999, Quarter 1              4,340.8               161.6               4.3                    3.72%
1999, Quarter 2              3,965.6               155.5               4.6                    3.92%
-----------------------------------------------------------------------------------------------------------------

     The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which Dynex REIT has retained a portion of the direct credit risk. The increase in delinquencies as a percentage of the outstanding collateral balance of 2.12% at June 30, 1999 is essentially unchanged from the 2.06% at June 30, 1998. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of June 30, 1999, management believes the credit reserves are sufficient to cover anticipated losses which may occur as a result of current delinquencies presented in the table below.

                           Delinquency Statistics (1)

-------------------------------------------------------------------------------------------------------------------------
                                                              90 days and over delinquent
                                 60 to 90 days delinquent                 (2)                          Total
-------------------------------------------------------------------------------------------------------------------------

1997, Quarter 3                            0.89%                         3.39%                         4.28%
1997, Quarter 4                            0.51%                         2.82%                         3.33%
1998, Quarter 1                            0.44%                         2.65%                         3.09%
1998, Quarter 2                            0.24%                         1.82%                         2.06%
1998, Quarter 3                            0.39%                         1.73%                         2.12%
1998, Quarter 4                            0.25%                         2.11%                         2.36%
1999, Quarter 1                            0.45%                         2.24%                         2.69%
1999, Quarter 2                            0.30%                         1.82%                         2.12%
-------------------------------------------------------------------------------------------------------------------------

(1) Excludes funding notes, other investments and loans held for securitization.
(2)   Includes foreclosures, repossessions and REO.

     The following table summarizes the credit ratings for collateral for collateralized bonds and securities held in the investment portfolio. This table excludes $13.8 million of other derivative and residual securities (as the risk on such securities is primarily prepayment-related, not credit-related), other investments and loans held for securitization. This table also excludes the funding notes, aggregating $116.5 million which are not rated. The balance of the investments rated below A are net of credit reserves and discounts. All balances exclude the related mark-to-market adjustment on such assets. At June 30, 1999, securities with a credit rating of AA or better were $3.3 billion, or 90.1% of the total.

                        Investments by Credit Rating (1)
                                 ($ in millions)

------------------ ---------- ----------- ---------- ---------- ------------ ---------- ----------- ----------
                                                     Below                                          Below
                   AAA/AA     A           BBB        BBB          AAA /AA    A          BBB         BBB
                   Carrying   Carrying    Carrying   Carrying   Percent of   Percent    Percent     Percent
                     Value      Value       Value      Value       Total     of Total    of Total   of Total
------------------ ---------- ----------- ---------- ---------- ------------ ---------- ----------- ----------

 1998, Quarter 1     $4,369.9 $    72.0   $     50.0 $      3.6    97.2%       1.6%        1.1%       0.1%
 1998, Quarter 2      4,729.1     138.5         72.7        7.7    95.6%       2.8%        1.5%       0.1%
 1998, Quarter 3      4,126.6     139.3         73.3        5.4    95.0%       3.2%        1.7%       0.1%
 1998, Quarter 4      3,815.6     206.2         97.6       14.4    92.3%       5.0%        2.4%       0.3%
 1999, Quarter 1      3,614.8     219.2        118.8       24.0    90.9%       5.5%        3.0%       0.6%
 1999, Quarter 2      3,282.2     219.4        118.8       21.7    90.1%       6.0%        3.3%       0.6%
------------------ ---------- ----------- ---------- ---------- ------------ ---------- ----------- ----------

(1) Carrying value does not include funding notes, derivative and residual securities, other investments and loans held for securitization.
     Balances also exclude the mark-to-market adjustment. Carrying value also excludes $221.2 million of overcollateralization at June 30, 1999.


General and Administrative Expenses

     General and administrative expenses and net administrative fees and expenses to DHI ("collectively, G&A expense") consist of expenses incurred in conducting the production activities and managing the investment portfolio, as well as various other corporate expenses. G&A expense remained relatively flat for the three month period ended June 30, 1999 as compared to the same period in 1998. The Company expects overall G&A expense levels to remain relatively constant for the remainder of 1999 until the sale of the manufactured housing business.

     The following table summarizes the ratio of G&A expense to average interest-earning assets and the ratios of G&A expense to average total equity.

                            Operating Expense Ratios


-----------------------------------------------------------------------------------
                             G&A Expense/Average          G&A Expense/Average
                           Interest-Earning Assets           Total Equity
                                 (Annualized)              (Annualized) (1)
-----------------------------------------------------------------------------------

1997, Quarter 3                     0.43%                        4.37%
1997, Quarter 4                     0.62%                        6.61%
1998, Quarter 1                     0.62%                        6.59%
1998, Quarter 2                     0.50%                        5.93%
1998, Quarter 3                     0.56%                        6.43%
1998, Quarter 4                     0.66%                        7.23%
1999, Quarter 1                     0.66%                        6.96%
1999, Quarter 2                     0.63%                        6.44%
-----------------------------------------------------------------------------------

(1) Average total equity excludes net unrealized gain (loss) on investments available-for-sale.


Net Income and Return on Equity

     Net income decreased from $15.6 million for the three months ended June 30, 1998 to $3.6 million for the three months ended June 30, 1999. Net income available to common shareholders decreased from $12.3 million for the three months ended June 30, 1999 to $0.3 million for the same period, respectively. Return on common equity (excluding the impact of the net unrealized gain on investments available-for-sale) decreased from 13.8% for the three months ended June 30, 1998 to 0.5% for the three months ended June 30, 1999. The decrease in the return on common equity is primarily a result of the decline in net income available to common shareholders from the quarter ended June 30, 1998 to the same period in 1999 and the issuance of new common shares during the second half of 1998.

                         Components of Return on Equity
                                ($ in thousands)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                Equity
                                                            Earnings (Loss),
                  Net Interest    Provision     Permanent    Gains (Losses)        G&A        Preferred
                     Margin/     for Losses   Impairment /      and Other       Expense/      Dividend/     Return on
                     Average       /Average      Average         Income          Average       Average       Average     Net Income
                  Common Equity    Common        Common      /Average Common     Common     Common Equity    Common     Available to
                  (annualized)     Equity        Equity          Equity          Equity     (annualized)     Equity        Common
                                (annualized)  (annualized)    (annualized)    (annualized)                (annualized)  Shareholders
------------------------------------------------------------------------------------------------------------------------------------

1997, Quarter 3        25.9%          1.3%            -           4.8%              6.1%          4.5%         18.8%    $    15,784
1997, Quarter 4        26.2%          1.9%            -           4.9%              9.0%          4.2%         16.0%         14,103
1998, Quarter 1        20.9%          1.6%            -           5.9%              9.0%          3.7%         12.5%         11,145
1998, Quarter 2        21.1%          1.9%            -           6.3%              8.0%          3.7%         13.8%         12,323
1998, Quarter 3        19.0%          2.4%            -          (0.5%)             8.7%          3.7%          3.7%          3,257
1998, Quarter 4        21.9%          1.2%          (20.8%)     (10.0%)             9.9%          3.8%        (23.8%)       (20,167)
1999, Quarter 1        18.3%          4.6%            -          (1.3%)             9.7%          3.9%         (1.2%)          (969)
1999, Quarter 2        22.4%          4.6%            -          (4.5%)             8.9%          3.9%          0.5%            348
-----------------------------------------------------------------------------------------------------------------------------------


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

     Dynex REIT intends to declare and pay out as dividends 100% of its taxable income over time. Dynex REIT's current practice is to declare quarterly dividends; however, no dividends on its common stock have been declared since September 1998. Generally, Dynex REIT strives to declare a quarterly dividend which will result in the distribution of most or all of the taxable income earned during the applicable year. At the time of the dividend announcement, however, the total level of taxable income for the quarter is unknown.
Additionally, Dynex REIT has considerations other than the desire to pay out most of its taxable earnings, which may take precedence when determining the level of dividends. The Company believes that any dividends paid in 1999 will not be a return of capital.

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
                          Shareholders        Per Common Share      Per Common Share    Pay-out Ratio   Taxable Income
                                                                                                            (Loss)
-------------------------------------------------------------------------------------------------------------------------

1997, Quarter 3          $    10,531             $   0.992            $    1.38             139%          $   9,392
1997, Quarter 4               10,132                 0.912                 1.40             154%              3,949
1998, Quarter 1               21,970                 1.936                 1.20              62%             12,293
1998, Quarter 2               11,339                 0.980                 1.20             122%              9,746
1998, Quarter 3                3,852                 0.332                 1.00             301%              2,045
1998, Quarter 4               (2,698)               (0.236)                -                  -                (653)
1999, Quarter 1               (6,618)               (0.575)                -                  -              (7,271)
1999, Quarter 2                5,053                 0.439                 -                  -              (2,218)
-------------------------------------------------------------------------------------------------------------------------

     Taxable income differs from the financial statement net income, which is determined in accordance with generally accepted accounting principles ("GAAP"). For the three months ended June 30, 1999, taxable net income per common share exceeded GAAP income per common share principally due to the writedown of certain assets for GAAP purposes which are not available as a deduction for tax purposes. Cumulative undistributed taxable income (loss) represents timing differences in the amounts earned for tax purposes versus the amounts distributed. To the extent this is undistributed taxable income, such amount can be distributed for tax purposes in the subsequent year as a portion of the normal quarterly dividend. The above amounts include certain estimates of taxable income until such time that Dynex REIT files its federal income tax returns for each year.


Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No, 133" ("FAS No. 137"). FAS No. 137 amends FAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is in the process of determining the impact of adopting FAS No. 133.

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

     - Synergy Software, vendor of the commercial loan servicing system, has provided confirmation that the current release of their software is fully Year 2000 compliant. The Company has installed and performed testing on this version with no issues discovered.

     - Interlinq Software, vendor of the single family and manufactured housing loan servicing software, has provided assurance that their software is Year 2000 compliant.

     All software developed internally by the Company was designed to be Year 2000 compliant. Nevertheless, the Company established a Year 2000 test-bed to ensure that there were no design or development oversights that could lead to a Year 2000 problem. Initial testing of all key applications was completed in January of 1999, with only minor issues discovered and subsequently remedied. Critical application testing was completed in June of 1999, and new or upgraded applications will continue to be tested as required through the century date change.

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

     The Company is also at significant risk if the voice and data communications network supplied by its provider should fail. In such an instance the Company would be unable to originate or efficiently service its manufactured housing loans until the problem is remedied. The Company is closely monitoring the Year 2000 efforts of its telecommunications provider; the provider has provided assurance that their network is fully compliant at this time.

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

     The Company has substantially completed its Year 2000 remediation efforts. Management believes that there is little possibility of a significant disruption in business. The major risks are those related to the ability of vendors and business partners to complete Year 2000 plans. The Company expects that those vendors and counterparties will complete their Year 2000 compliance programs before January 1, 2000.

     The Company has incurred less than $75,000 in costs to date in carrying out its Year 2000 compliance program. The Company estimates that it will spend less than $100,000 to complete the plan. Costs could increase in the event that the Company determines that a counterparty will not be Year 2000 compliant.

     The Company is still developing contingency plans in the event that a counterparty is not Year 2000 compliant. These plans will be developed by September 30, 1999.

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

     In order to grow its equity base, Dynex REIT may issue additional capital stock. Management strives to issue such additional shares when it believes existing shareholders are likely to benefit from such offerings through higher earnings and dividends per share than as compared to the level of earnings and dividends Dynex REIT would likely generate without such offerings. During the first six months of 1999, Dynex REIT issued 1,381 shares of its common stock pursuant to its dividend reinvestment program for preferred stockholders for net proceeds of $26 thousand.

     Certain aspects of Dynex REIT's funding strategies subject it to liquidity risk. Liquidity risk stems from Dynex REIT's use of repurchase agreements, its use of committed lines of credit with mark-to-market provisions and the reliance on the asset-backed securitization markets for its long-term funding needs. Liquidity risk also stems from hedge positions the Company may take to hedge its commercial and manufactured housing loan production. Repurchase agreements are generally provided by investment banks, and subject Dynex REIT to margin call risk if the market value of assets pledged as collateral for the repurchase agreements declines. Dynex REIT has established 'target equity' requirements for each type of investment pledged as collateral, taking into account the price volatility and liquidity of each such investment. Dynex REIT strives to maintain enough liquidity to meet anticipated margin calls if interest rates increased up to 300 basis points in a twelve-month period.

     Dynex REIT has committed lines of credit and uncommitted repurchase facilities to finance the accumulation of assets for securitization. Dynex REIT borrows on these lines of credit on a short-term basis to support the accumulation of assets prior to the issuance of collateralized bonds. These borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of the existing collateral declines, and may be due on demand or upon the occurrence of certain events. If borrowing costs are higher than the yields on the assets financed with such funds, Dynex REIT's ability to acquire or fund additional assets may be substantially reduced and it may experience losses. Dynex REIT currently has a total of $1.0 billion of committed lines of credit to finance loans held for securitization and other investments. These borrowings are paid down as Dynex REIT securitizes or sells assets. Generally these borrowings allow for the warehousing of assets for a period of 180-365 days. Dynex REIT generally intends to securitize assets by product type every 120-365 days. If there exists a dislocation or disruption in the asset-backed market, Dynex REIT may be unable to securitize the assets, or may only be able to securitize the assets on unfavorable terms. In such a case, Dynex REIT would be required to repay the lines of credit with either available liquidity or would be required to liquidate the assets or other assets to generate liquidity. In addition, lines of credit with commercial and investment banks may include provisions by such banks to mark the collateral to market on a daily basis. To the extent the market value of the associated asset has declined due to market conditions, Dynex REIT may be required to provide additional collateral or sell the associated asset which may result in losses.

     As a part of its strategy to hedge exposure to changes in interest rates on commercial mortgage loans funded and commitments to fund commercial mortgage loans, Dynex REIT may enter into forward sales of Treasury futures. Such sales are executed through third parties, which require an initial cash collateral deposit and may require additional cash collateral deposits in the event that movements in interest rates adversely impact the value of the futures position. The value of the related loans or loan commitments will generally increase in value as the futures position decreases; however, such value is generally not recognized until the loans are securitized. In order to maintain its hedge positions, Dynex REIT may therefore be exposed to additional cash collateral requirements in adverse interest rate environments.

     A substantial portion of the assets are pledged to secure indebtedness incurred by Dynex REIT. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of Dynex REIT in the event of the liquidation, except to the extent that the value of such assets exceeds the amount of the indebtedness they secure.

Non-recourse Debt

     Dynex REIT, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex REIT. Collateral for collateralized bonds are not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At June 30, 1999, Dynex REIT had $3.4 billion of collateralized bonds outstanding as compared to $3.7 billion at December 31, 1998.

Recourse Debt

     Secured. At June 30, 1999, Dynex REIT had five committed credit facilities aggregating $1.0 billion, comprised of (i) a $250 million credit line, expiring in May 2000, from a consortium of commercial banks primarily for the warehousing of multifamily construction and permanent loans (including providing the letters of credit for tax-exempt bonds) and manufactured housing loans, (ii) a $400 million credit line, expiring in December 1999, from an investment bank primarily for the warehousing of permanent loans on multifamily and commercial properties, (iii) a $100 million credit line, expiring in December 1999, from an investment bank to fund the purchase of manufactured housing loans, (iv) a $100 million credit line, expiring in September 1999, from an investment bank for the warehousing of the funding notes and (v) a $175 million credit line, expiring in August 1999 from a consortium of commercial banks and finance companies to fund the purchase of model homes. The Company has recently entered into an agreement with a finance company to provide additional funding for the purchase of model homes, and expects such finance company to be the source of repayment for the $175 million credit line maturing in August. Although the Company has held discussions with various lenders to provide the Company with new credit facilities to replace the credit line expiring in September of 1999, the Company as of the date hereof has not been successful in securing replacement financing. However, certain lenders have indicated that their willingness to extend credit to the Company to finance the funding notes is dependent upon the replacement of the existing servicer as the primary servicer on the collateral securing the funding notes. The Company's recourse credit facilities generally contain provisions that a default on any facility is a default on each of the other facilities. If the Company is unable to secure new credit facilities or receive an extension on the existing facilities, the Company would be in default at the respective maturity date of such credit facility. The lines of credit also contain certain financial covenants which Dynex REIT met as of June 30, 1999. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future.

     The following table summarize the committed credit facilities at June 30, 1999. At June 30, 1999, Dynex REIT had $539.6 million outstanding under its committed credit facilities.

                           Committed Credit Facilities
                                At June 30, 1999
                                 ($ in millions)

-------------------------------------------- ----------------- ---------------- ----------------- ----------------------
                                                                   Current         Balance of
                                                                 Outstanding        Pledged           Expiration of
Collateral Type                                Credit Limit      Borrowings        Collateral           Facility
-------------------------------------------- ----------------- ---------------- ----------------- ----------------------

Various (primarily commercial and
   manufactured housing)                     $       250.0           $130.0         $187.1              May 2000
Commercial                                           400.0             89.0          135.0            December 1999
Manufactured housing                                 100.0             61.1           69.4            December 1999
Funding notes                                        100.0             88.3          135.1           September 1999
Model homes                                          175.0            172.0          199.6             August 1999
                                             ----------------- ---------------- ----------------- ----------------------
                                                   1,025.0            540.4          726.2
Less:  deferred facility expenses                      -               (0.8)           -
-------------------------------------------- ----------------- ---------------- ----------------- ----------------------
Total                                         $    1,025.0           $539.6         $726.2
-------------------------------------------- ----------------- ---------------- ----------------- ----------------------

     Dynex REIT also uses repurchase agreements to finance a portion of its investments, which generally have thirty day maturities. Repurchase agreements allow Dynex REIT to sell investments for cash together with a simultaneous agreement to repurchase the same investments on a specified date for a price which is equal to the original sales price plus an interest component. At June 30, 1999, outstanding obligations under all repurchase agreements totaled $216.2 million compared to $528.3 million at December 31, 1998. The following table summarizes the outstanding balances of repurchase agreements by credit rating of the related assets pledged as collateral to support such repurchase agreements. The table excludes repurchase agreements used to finance loans held for securitization.

             Repurchase Agreements by Rating of Investments Financed
                                 ($ in millions)

--------------------------- -------------- --------------- --------------- --------------- --------------- --------------
                                 AAA             AA              A              BBB          Below BBB         Total
--------------------------- -------------- --------------- --------------- --------------- --------------- --------------

1998, Quarter 3             $    560.8     $     91.2      $     58.7      $     51.9      $       -       $     762.6
1998, Quarter 4                  124.5          109.5            91.4            65.6              -             391.0
1999, Quarter 1                   86.3           63.2            64.2            57.9              -             271.7
1999, Quarter 2                   79.8           31.7            49.5            55.2              -             216.2
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

     Unsecured. Since 1994, Dynex REIT has issued three series of unsecured notes payable totaling $150 million. The proceeds from these issuances have been used to reduce short-term debt related to financing loans held for securitization during the accumulation period as well as for general corporate purposes. These notes payable had an outstanding balance at June 30, 1999 of $123.0 million. The Company has $97.0 million outstanding of its July 2002 senior notes (the "2002 Notes") and $26.0 million outstanding on notes issued in September 1994 (the "1994 Notes"). During the quarter ended June 30, 1999, Dynex REIT extinguished $2.75 million of the 2002 Notes resulting in a $0.6 million extraordinary gain. Effective May 15, 1999, the Company completed a restructuring of the 1994 Notes. In return for certain covenant relief related to the fixed-charge coverage requirements of the 1994 Notes, the Company agreed to (i) convert the principal amortization of the 1994 Notes from annual to monthly and (ii) shorten the remaining principal amortization period from 30 months to 16. Monthly amortization of the 1994 Notes through October 1999 approximates $2.0 million. Monthly amortization for the 1994 Notes from November 1999 through August 2000 approximates $1.7 million.

     Total recourse debt decreased from $1.0 billion for December 31, 1998 to $0.9 billion for June 30, 1999. This decrease is primarily due to the $190.7 million and $57.5 million reduction on repurchase agreements and notes payable due to the securitization of $277.7 million securities and loans as collateral for collateralized bonds during March 1999. The decrease was partially offset by the addition of $222.7 million of notes payable as a result of the purchase or origination of additional assets.

                               Total Recourse Debt
                                 ($ in millions)

----------------------------------------------------------------------------------------------------------
                                                        Total Recourse Debt to    Fixed Charge Coverage
                               Total Recourse Debt              Equity                    Ratio
----------------------------------------------------------------------------------------------------------

1997, Quarter 3                  $      1,852.4                 3.43%                      1.87%
1997, Quarter 4                         1,133.5                 2.02%                      1.77%
1998, Quarter 1                         2,425.2                 4.41%                      1.72%
1998, Quarter 2                         1,390.3                 2.56%                      1.48%
1998, Quarter 3                         1,614.5                 3.21%                      1.28%
1998, Quarter 4                         1,032.7                 2.28%                      0.27%
1999, Quarter 1                           781.4                 1.73%                      1.14%
1999, Quarter 2                           880.0                 2.01%                      1.28%
-----------------------------------------------------------------------------------------------------------

                                     Table 1
                Components of Collateral for Collateralized Bonds
                                ($ in thousands)

------------------------------------------------------------------ ------------------ ------------------
                                                                       June 30,       December 31, 1998
                                                                         1999
------------------------------------------------------------------ ------------------ ------------------

Collateral for collateralized bonds                                $      3,731,437   $      4,177,592
Allowance for loan losses                                                   (15,096)           (16,593)
Funds held by trustees                                                        1,998              1,104
Accrued interest receivable                                                  22,074             27,834
Unamortized premiums and discounts, net                                      65,661             81,990
Unrealized gain, net                                                          5,762             21,601
------------------------------------------------------------------ ------------------ ------------------
     Collateral for collateralized bonds                             $    3,811,836     $    4,293,528
------------------------------------------------------------------ ------------------ ------------------


                                     Table 2
      Principal Balance of Collateral for Collateralized Bonds by Loan Type
                                ($ in thousands)

---------------------------------------------------------------- ------------------- ---------------------
                                                                      June 30,        December 31, 1998
                                                                        1999
---------------------------------------------------------------- ------------------- ---------------------

Single family loans
  ARMS:
     1 month LIBOR                                                   $        7,648     $        9,905
     3 month LIBOR                                                           21,799             32,081
     6 month LIBOR                                                        1,175,986          1,506,431
     Prime                                                                   91,797            119,833
     6 month CD                                                              47,375             63,649
     1 year CMT                                                             532,640            779,960
     5 year CMT                                                                   -                191
------------------------------------------------------------------ ------------------ --------------------
       Total ARMs                                                         1,877,245          2,512,050
  Fixed                                                                     265,330            310,827
------------------------------------------------------------------ ------------------ --------------------
Total single family                                                       2,142,575          2,822,877

Manufactured housing loans:
  ARM                                                                        13,829             13,288
  Fixed                                                                     739,703            500,677
------------------------------------------------------------------ ------------------ --------------------
     Total manufactured housing                                             753,532            513,965

Commercial loans                                                            835,330            840,750
------------------------------------------------------------------ ------------------ --------------------
Total                                                                $    3,731,437     $    4,177,592
------------------------------------------------------------------ ------------------ --------------------

                                     Table 3
             Collateral for Collateralized Bonds by Collateral Type
                                ($ in thousands)

------------------------------------------------------------------ ------------------ --------------------
                                                                       June 30,        December 31, 1998
                                                                         1999
------------------------------------------------------------------ ------------------ --------------------

Single family loans:
  Single family detached                                             $    1,691,470      $    2,194,304
  Condominium                                                               133,506             175,458
  Single family attached                                                    154,696             198,089
  Planned unit development                                                   98,014             143,293
  Cooperative                                                                32,718              41,633
  Other                                                                      32,171              70,100
------------------------------------------------------------------ ------------------- ---------------------
Total single family                                                       2,142,575           2,822,877

Manufactured housing loans:
  Single wide                                                               273,532             157,787
  Multi-sectional                                                           480,000             356,178
------------------------------------------------------------------ ------------------- ---------------------
Total manufactured housing                                                  753,532             513,965

Commercial loans:
  Multifamily (LIHTC)                                                       521,858             531,233
  Office                                                                    135,435             136,531
  Motel/hotel                                                                58,999              59,414
  Industrial                                                                 33,905              34,217
  Healthcare                                                                 30,124              30,342
  Mixed use                                                                  34,745              28,600
  Retail                                                                     16,624              16,744
  Other                                                                       3,640               3,669
------------------------------------------------------------------ ------------------- ---------------------
Total commercial                                                            835,330             840,750
------------------------------------------------------------------ ------------------- ---------------------
Total                                                                $    3,731,437      $    4,177,592
------------------------------------------------------------------ ------------------- ---------------------


                                     Table 4
             Repricing Period for Adjustable-Rate Single family and
                        Manufactured Housing Collateral
                               As of June 30, 1999
                                ($ in thousands)



-------------------------------------------- -------------------- -------------------- --------------------
                                                   Single-           Manufactured
                                                   Family               Housing               Total
-------------------------------------------- -------------------- -------------------- --------------------

3rd Quarter 1999                               $      691,033       $          507       $      691,540
4th Quarter 1999                                      738,239                  946              739,185
1st Quarter 2000                                       53,329                  838               54,167
2nd Quarter 2000                                       49,644                1,501               51,145
3rd Quarter 2000 and beyond                           345,000               10,037              355,037
-------------------------------------------- -------------------- -------------------- --------------------
                                               $    1,877,245       $       13,829       $    1,891,074
-------------------------------------------- -------------------- -------------------- --------------------


                                     Table 5
                Commercial Loan Prepayment Protection Periods (1)
                               As of June 30, 1999
                                ($ in thousands)

----------------------------------------------------- -------------------- --------------------
                                                        Number of Loans     Principal Balance
----------------------------------------------------- -------------------- --------------------

0 - 4 years                                                      1           $       12,703
5 - 10 years                                                    27                  112,188
11 - 16 years                                                  200                  656,774
Over 16 years                                                    9                   53,665
----------------------------------------------------- -------------------- --------------------
                                                               237           $      835,330
----------------------------------------------------- -------------------- --------------------

(1) The greater of prepayment lockout period or the yield maintenance period.


                                     Table 6
                   Margin of Single Family Loans over Indices

------------------------------------------------------------------ ------------------ --------------------
                                                                       June 30,        December 31, 1998
                                                                         1999
------------------------------------------------------------------ ------------------ --------------------

Single family ARM loans
     1 month LIBOR                                                         3.24%               3.24%
     3 month LIBOR                                                         3.07                2.87
     6 month LIBOR                                                         3.05                3.06
     Prime (1)                                                             2.48                2.48
     6 month CD                                                            2.50                2.50
     1 year CMT                                                            2.85                2.85
     5 year CMT                                                            -                   2.88
------------------------------------------------------------------ ------------------- ---------------------
  Total single family ARM loans (weighted-average)                         2.82                2.82

  Manufactured housing loans (6-month LIBOR)                               5.80                5.80
------------------------------------------------------------------ ------------------- ---------------------
  Weighted average gross margin                                            2.84%               2.83%
------------------------------------------------------------------ ------------------- ---------------------

 (1) Relative to 1-month LIBOR, after giving effect to the Prime/LIBOR swap owned by the Company.


                                     Table 7
         Weighted Average Coupon for Collateral for Collateralized Bonds

------------------------------------------------------------------ ------------------ --------------------
                                                                       June 30,        December 31, 1998
                                                                         1999
------------------------------------------------------------------ ------------------ --------------------

Single family loans:
     ARM loans                                                             7.97%               8.38%
     Fixed                                                                 9.91                9.82
------------------------------------------------------------------ ------------------- ---------------------
       Total                                                               8.21                8.54

Manufactured housing loans:
     ARM loans                                                             9.46                9.48
     Fixed                                                                 8.70                9.07
------------------------------------------------------------------ ------------------- ---------------------
       Total                                                               8.72                9.08

Commercial loans                                                           8.01                8.01
------------------------------------------------------------------ ------------------- ---------------------

Aggregate weighted average coupon                                          8.27%               8.50%
------------------------------------------------------------------ ------------------- ---------------------


                                     Table 8
    Estimated Call Date and Weighted Average Coupon for Collateralized Bonds
                               As of June 30, 1999
                                ($ in thousands)

-------------------------------------------- ------------------ ----------------- --------------- ------------------------
                                                                                     Current      Current Estimated Call
                                                 Remaining         Bond Type           WAC                 Date
                                                 Principal
-------------------------------------------- ------------------ ----------------- --------------- ------------------------

Commercial Capital Access One, Inc.:
  Series 1                                    $       88,358         Fixed                8.47%                June 2008
  Series 2                                           231,247         Fixed                6.73%             October 2012
  Series 3                                           359,221         Fixed                6.60%            February 2009

Merit Securities Corporation:
  Series 10                                          492,381        Floating              5.50%              August 1999
  Series 11                                          934,856        Floating              5.32%            November 2000
  Series 12-1                                        316,742         Fixed                6.55%               March 2004
  Series 12-2                                        923,079        Floating              5.52%                 May 2001

                                                                                                            July 1999 to
Other Collateralized Bonds                            21,475         Fixed                9.11%                 May 2006

Bond premium                                           7,928
Unamortized debt issuance costs                       (9,180)
Accrued interest payable                               7,079
--------------------------------------------- ----------------- ----------------- -------------- ------------------------
Total Collateralized Bonds                     $   3,373,186
--------------------------------------------- ----------------- ----------------- -------------- ------------------------


                                     Table 9
                              Net Balance Sheet (1)
                                ($ in thousands)


                                                                              June 30,            December 31,
                                                                                 1999                 1998
                                                                           ----------------     -----------------

ASSETS
Investments:
   Collateral for collateralized bonds                                        $  3,811,836         $  4,293,528
   Less:  Collateralized bonds issued                                           (3,583,061)          (4,062,089)
                                                                           ----------------     -----------------
     Net investment in collateralized bonds                                        228,775              231,439
   Collateralized bonds retained                                                   208,569              389,842
   Securities                                                                      209,889              243,984
   Other investments                                                                41,972               30,371
   Loans held for securitization                                                   405,479              388,782
                                                                           ----------------     -----------------
                                                                                 1,094,684            1,284,418
   Investment in and advances to Dynex Holding, Inc.                               183,083              169,384
   Cash                                                                             34,908               30,103
   Accrued interest receivable                                                       4,141                9,093
   Other assets                                                                     19,461               18,488
                                                                           ----------------     -----------------
                                                                             $  1,336,279         $  1,511,486
                                                                           ================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Repurchase agreements                                                      $    216,201         $    528,283
   Notes payable                                                                   663,815              502,450
   Accrued interest payable                                                          6,154                8,403
   Other liabilities                                                                 8,958               16,318
   Dividends payable                                                                 3,228                3,228
                                                                           ----------------     -----------------
                                                                                   898,356            1,058,682
                                                                           ----------------     -----------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share,
     50,000,000 shares authorized:
       9.75% Cumulative Convertible Series A
         1,309,061 and 1,309,061 issued and outstanding, respectively               29,900               29,900
       9.55% Cumulative Convertible Series B
         1,912,434 and 1,912,434 issued and outstanding, respectively               44,767               44,767
       9.73% Cumulative Convertible Series C
         1,840,000 and 1,840,000 issued and outstanding, respectively               52,740               52,740
   Common stock, par value $.01 per share,
     100,000,000 shares authorized,
       11,508,237 (2)  and 46,027,426 issued and outstanding,                          115                  460
       respectively
   Additional paid-in capital                                                      352,684              352,382
   Accumulated other comprehensive loss                                            (17,316)              (3,097)
   Accumulated deficit                                                             (24,969)             (24,348)
                                                                           ----------------     -----------------
                                                                                   437,921              452,804
                                                                           ================     =================
                                                                              $  1,336,277         $  1,511,486
                                                                           ================     =================

(1) This presents the balance sheet where the collateralized bonds are "netted" against the collateral for collateralized bonds. This presentation better illustrates the Company's net investment in the collateralized bonds and the collateralized bonds retained for its investment portfolio.
(2) Reflects the one-for-four reverse common stock split which will be effected on August 2, 1999


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

     Capital Resources. The Company relies on various credit facilities and repurchase agreements with certain commercial and investment banking firms to help meet the Company's short-term funding needs. The Company believes that as these agreements expire, they will continue to be available or will be able to be replaced; however no assurance can be given as to such availability or the prospective terms and conditions of such agreements or replacements. If such financing is not available or the Company is unable to replace existing credit facilities upon their maturity, the Company's future results could vary materially with its historical results.

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

     Prepayments. Prepayments by borrowers on loans securitized by the Company may have an adverse impact on the Company's financial performance. Prepayments are expected to increase during a declining interest rate or flat yield curve environment. The Company's exposure to rapid prepayments is primarily (i) the faster amortization of premium on the investments and, to the extent applicable, amortization of bond discount, and (ii) the replacement of investments in its portfolio with lower yield securities. At June 30, 1999, the yield curve had steepened, and as a result, the Company expects a decline of prepayment rates during the third quarter in 1999.

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

     The following table summarizes the Company's net interest margin sensitivity analysis as of June 30, 1999 and March 31, 1999. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of June 30, 1999 and March 31, 1999. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model uses a dynamic prepayment model that applies a Constant Prepayment Rate (CPR) ranging from 6.0% for fixed-rate manufactured housing loans to 69.1% for single family ARM loans indexed to the six month certificate of deposit rate. The model varies the CPR based on the projected incentive to refinance for each loan type in any given period. While the Company's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future. Therefore, the following estimates should not be viewed as a forecast and no assurance can be given that actual results will not vary significantly from the analysis below.

            -------------------- ------------------------------------------------
                Basis Point
                 Increase
               (Decrease) in
              Interest Rates     % Change in Net Interest Margin from Base Case
              Over 12 Months
            -------------------- ------------------------------------------------
                                    June 30, 1999             March 31, 1999
                                 --------------------     -----------------------

                   +200                  (12.17)%                 (13.59)%
                   +100                   (6.32)%                  (6.77)%
                   Base                    -                        -
                   -100                    5.52%                    6.97%
                   -200                   11.60%                   14.57%
            -------------------- -------------------- --- -----------------------

     The June 30, 1999 analysis illustrates that net interest margin is less sensitive to interest rate changes than it was at March 31, 1999. This change is primarily the result of a larger portion of the Company's investment portfolio being comprised of fixed rate assets. At June 30, 1999, 56% of the Company's investment portfolio was fixed rate assets compared to 51% at March 31, 1999.

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

     Approximately $2.0 billion of the Company's investment portfolio as of June 30, 1999 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 63% and 27% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

     The remaining portion of the Company's investments portfolio as of June 30, 1999, approximately $2.5 billion, is comprised of loans or securities that have coupon rates that are either fixed or do not reset within the next 15 months. The Company has limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds and notes payable, and (ii) equity, which in the aggregate totals approximately $1.5 billion as of the same date. The Company's interest rate risk is primarily related to the rate of change in short term interest rates, not the level of short term interest rates.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         As disclosed in previous filings, Dynex Capital, Inc. (the "Company" or "Dynex") filed suit against AutoBond Acceptance Corporation (Amex: ABD) and AutoBond Master Funding Corporation V ("Funding"), a wholly-owned subsidiary of AutoBond , collectively "AutoBond", in the Federal district court of the Eastern District of Virginia seeking declaratory relief with respect to its rights and obligations under various agreements (the "Agreements") by and between the Company AutoBond. AutoBond is a specialty consumer finance company that underwrites, acquires, services and securitizes retail installment contracts originated by automobile dealers to borrowers that are credit impaired. AutoBond has filed suit against Dynex in the district court of Travis County, Texas alleging breach of contract and other claims relating to the suspension of funding by Dynex of retail installment contracts originated by AutoBond. On May 17, 1999, the Federal district court of the Eastern District of Virginia transferred the case to the Federal district court of the Western District of Texas. No hearing for this action has been scheduled.

         On June 4, 1999, Dynex filed a counterclaim in the district court of Travis County to the AutoBond filing alleging, among other things, that Dynex was fraudulently induced into the Agreements, that AutoBond has breached the Agreements in the areas of underwriting, servicing and principal payments, and that AutoBond has breached its fiduciary duties to Dynex. In addition to the June 4, 1999 counterclaim, on June 17, 1999, Dynex filed an application in the district court of Travis County asking the court to enter a temporary injunction prohibiting AutoBond from continuing to exercise unlawful control over loan files and the servicing of loans and ordering of AutoBond to cooperate in the transition of the servicing and the loan files to a substitute servicer. In the application for injunction, Dynex alleges that servicing termination events have occurred pursuant to the Agreements, related to excessive Delinquency Ratios (as that term is defined in the Agreements), various breaches of representations and warranties, and the failure of AutoBond to timely deposit all cash collections.

         The Company's counterclaim to AutoBond's action is scheduled to be heard in December 1999, along with AutoBond's claim against Dynex. The Company's injunction hearing is scheduled for the week of August 2, 1999.

         As of June 30, 1999, the outstanding balance of the auto loans underlying the funding notes was $127 million and the Company's carrying value of the funding notes was $117 million. The funding notes had a weighted average coupon of 7.8% and the underlying auto loan collateral had a weighted average coupon of 19.8%. The funding notes receive all the cash (less applicable servicing fees) received on the auto loans until paid in full.

         The Company is subject to various lawsuits as result of its lending activities. The Company does not anticipate that the resolution of such lawsuits will have a material impact on the Company's financial condition.

Item 2.  Changes in Securities and Use of Proceeds

         The shareholders approved an amendment to the Company's Articles of Incorporation to effect a one-for-four split of the issued and outstanding shares of common stock which became effective August 2, 1999.

Item 3.  Defaults Upon Senior Securities

         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's annual meeting of shareholders held on June 15, 1999, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, the following matters were voted upon and approved by shareholders.

         1. The election of five directors for a term expiring in 2000:

                      J. Sidney Davenport
                      Richard C. Leone
                      Thomas H. Potts
                      Barry S. Shein
                      Donald B. Vaden

         2. Approval of the appointment of Deloitte & Touche LLP, independent certified public accountants, as the Company's auditors for the year ended December 31, 1999.

         At the Company's special meeting of shareholders held on July 26, 1999, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, the following matter was voted upon and approved by shareholder.

         1. Approval of an amendment to the Company's Articles of Incorporation to effect a one-for-four split of the issued and outstanding shares of common stock. Total number of votes for and against this matter was 32,634,847 and 3,432,490, respectively. The total number of shares abstained were 673,531.


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                 None

         (b)  Reports on Form 8-K

         Current  Report on Form 8-K as filed  with the  Commission  on April 2,
         1999,   relating  to  the  Company's   1998   consolidating   financial
         statements.

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




      Dated:  August 2, 1999