Form 10-Q
period 1999-09-30
DYNEX CAPITAL INC
filed 1999-11-16
CIK 826675

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

                        For the quarter ended September 30, 1999

|_| Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |X| Yes |_| No

     On October 31, 1999, the registrant had 11,443,840 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.



                                                 DYNEX CAPITAL, INC.
                                                      FORM 10-Q

                                 INDEX



                                                                          PAGE

PART I.           FINANCIAL INFORMATION

     Item 1.  Financial Statements

Consolidated Balance Sheets at September 30, 1999 and December 31,1998........3

Consolidated  Statements of Operations  for the three and nine months ended
September 30, 1999 and 1998...................................................4

Consolidated  Statement of  Shareholders'  Equity for the nine months ended
September 30, 1999............................................................5

Consolidated  Statements of Cash Flows for the nine months ended  September
30, 1999 and 1998.............................................................6

Notes to Unaudited Consolidated Financial Statements .........................7

     Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations........................................................15

     Item 3. Quantitative and Qualitative Disclosures about Market Risk......43


PART II.          OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................46

     Item 2.  Changes in Securities and Use of Proceeds......................47

     Item 3.  Defaults Upon Senior Securities................................47

     Item 4.  Submission of Matters to a Vote of Security Holders............47

     Item 5.  Other Information..............................................47

     Item 6.  Exhibits and Reports on Form 8-K...............................47

SIGNATURES...................................................................48

ART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

                                                              September 30,           December 31,
 ASSETS                                                           1999                   1998
                                                             ------------------     ------------------
  Investments:
    Collateral for collateralized bonds                       $     3,855,189        $     4,293,528
    Securities                                                        191,782                243,984
    Other investments                                                  50,965                 30,371
    Loans held for securitization                                     317,398                388,782
                                                             ------------------     ------------------
                                                                    4,415,334              4,956,665

  Investment in and net advances to Dynex Holding, Inc.               198,523                169,384
  Cash                                                                 49,612                 30,103
  Accrued interest receivable                                           3,090                  4,162
  Other assets                                                         11,862                 18,488
                                                             ==================     ==================
                                                              $     4,678,421        $     5,178,802
                                                             ==================     ==================

  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
  Non-recourse debt                                            $     3,022,291        $     3,665,316
  Recourse debt:
    Secured by collateralized bonds retained                           537,321                298,695
    Secured by investments                                             560,986                588,735
    Unsecured                                                          116,721                145,303
                                                              ------------------     ------------------
                                                              ------------------     ------------------
                                                                     4,237,319              4,698,049

  Accrued interest payable                                               6,387                  8,403
  Accrued expenses and other liabilities                                 8,223                 16,318
  Dividends payable                                                          -                  3,228
                                                              ------------------     ------------------                   ----
                                                                     4,251,929              4,725,998


  SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share,
  50,000,000 shares authorized:
  9.75% Cumulative Convertible Series A,
  1,309,061 and 1,309,061 issued and outstanding, respectively      29,900                 29,900
  9.55% Cumulative Convertible Series B,
  1,912,434 and 1,912,434 issued and outstanding, respectively      44,767                 44,767
  9.73% Cumulative Convertible Series C,
  1,840,000 and 1,840,000 issued and outstanding, respectively      52,740                 52,740
  Common stock,  par value $.01 per share,
  100,000,000 shares authorized,
  11,443,545 and 46,027,426 issued and outstanding,respectively        114                    460
  Additional paid-in capital                                       352,010                352,382
  Accumulated other comprehensive loss                             (28,390)                (3,097)
  Accumulated deficit                                              (24,649)               (24,348)
                                                              ------------------     ------------------
                                                                   426,492                452,804
                                                              ------------------     ------------------
                                                           $     4,678,421        $     5,178,802
                                                              ==================     ==================

See notes to unaudited consolidated financial statements.


DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)

                                                                     Three Months Ended                Nine Months Ended
                                                                       September 30,                     September 30,
                                                                -----------------------------     -----------------------------
                                                                    1999            1998             1999             1998
                                                                -------------    ------------     ------------    -------------
                                                                Interest income:
   Collateral for collateralized bonds                           $   69,535         $ 83,342        $ 212,073     $   229,052
   Securities                                                         3,901            6,620           11,497          37,223
   Other investments                                                    913              888            2,283           3,365
   Loans held for securitization                                      8,316            9,366           21,005          32,221
   Net advances to Dynex Holding, Inc.                                3,672            2,919           10,561           7,776
                                                                -------------    ------------     ------------    -------------
                                                                     86,337          103,135          257,419         309,637
                                                                -------------    ------------     ------------    -------------
                                                                -------------    ------------     ------------    -------------

Interest and related expense:
   Non-recourse debt                                                 50,717           62,498          157,880         177,911
   Recourse debt                                                     16,986           23,256           46,011          75,854
   Other                                                              3,058              563            4,579           1,516
                                                                -------------    ------------     ------------    -------------
                                                                     70,761           86,317          208,470         255,281
                                                                -------------    ------------     ------------    -------------
                                                                -------------    ------------     ------------    -------------

Net interest margin before provision for losses                      15,576           16,818           48,949          54,356
Provision for losses                                                 (3,302)          (2,178)         (10,868)         (5,384)
                                                                -------------    ------------     ------------    -------------

Net interest margin                                                  12,274           14,640           38,081          48,972

Equity in net earnings of Dynex Holding, Inc.                         1,675              782            1,596           2,789
Net (loss) gain on sale of investments and trading activities        (7,348)          (1,426)         (13,815)          6,302
Other (expense) income                                                  (29)             518            2,291           1,663
                                                                -------------    ------------     ------------    -------------
                                                                -------------    ------------     ------------    -------------
Net revenue                                                           6,572           14,514           28,153          59,726

General and administrative expenses                                  (1,955)          (2,055)          (5,924)         (6,176)
Net administrative fees and expenses to Dynex Holding, Inc.          (4,297)          (5,687)         (15,587)        (16,747)
                                                                -------------    ------------     ------------    -------------
                                                                -------------    ------------     ------------    -------------
Income before extraordinary item                                        320            6,772            6,642          36,803

Extraordinary item - extinguishment of debt                               -             (287)            (489)           (287)
                                                                -------------    ------------     ------------    -------------
                                                                -------------    ------------     ------------    -------------
Net income after extraordinary item                                     320            6,485            6,153          36,516
Dividends on preferred stock                                         (3,228)          (3,228)          (9,682)         (9,791)
                                                                -------------    ------------
                                                                =============    ============     ============    =============
Net (loss) income available to common shareholders                $  (2,908)       $  3,257        $  (3,529)     $    26,725
                                                                =============    ============     ============    =============


Per common share before extraordinary item (1):
   Basic                                                          $   (0.25)       $   0.31        $   (0.26)     $     2.37

                                                                =============    ============     ============    =============
   Diluted                                                        $   (0.25)       $   0.31        $   (0.26)     $     2.37
                                                                =============    ============     ============    =============


Per common share after extraordinary item (1):
   Basic                                                          $   (0.25)       $   0.28        $   (0.31)     $     2.34

                                                                =============    ============     ============    =============
   Diluted                                                        $   (0.25)       $   0.28        $   (0.31)     $     2.34
                                                                =============    ============     ============    =============
                                                                =============    ============     ============    =============

(1)  Reflects the one-for-four reverse common stock split which became effective on August 2, 1999.
See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the nine months ended September 30, 1999
(amounts in thousands)




                                                                                       Accumulated
                                                                       Additional         Other
                                              Preferred      Common      Paid-in      Comprehensive    Accumulated
                                                Stock        Stock       Capital           Loss          Deficit        Total
                                              ------------ ------------------------- ---------------------------------------------


Balance at December 31, 1998                  $   127,407    $   460    $  352,382      $  (3,097)     $ (24,348)      $ 452,804

Comprehensive income:
   Net income - nine months ended
   September 30, 1999                                -           -             -              -            6,153           6,153
   Change in net unrealized loss on
   investments classified as
   available-for-sale during the period              -            -           -           (25,293)           -           (25,293)
                                              ------------ ------------------------- ---------------------------------------------
Total comprehensive income                             -           -             -        (25,293)         6,153         (19,140)

Issuance of common stock                               -           -            29              -              -              29
One-for-four reverse common stock split                -        (345)          345              -              -               -
Retirement of common stock                             -          (1)         (699)             -              -            (700)
Issuance of restricted stock awards                    -           -            22              -              -              22
Forfeitures of restricted stock awards                 -           -           (69)             -              -             (69)
Dividends paid on preferred stock                      -           -             -              -                         (6,454)
                                                                                                          (6,454)
                                              ------------ ------------------------- ---------------------------------------------

Balance at September 30, 1999                  $ 127,407     $   114    $  352,010      $ (28,390)      $ (24,649)    $  426,492
                                              ============ ========================= =============================================


See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                              Nine Months Ended
                                                                          -----------------------------------
(amounts in thousands)                                                                 September 30,
                                                                                1999                   1998
                                                                       ------------------     ------------------
 Operating activities:
   Net income                                                             $       6,153         $      36,516
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for losses                                                      10,868                 5,384
       Net loss (gain) on sale of investments and trading activities             13,815                (6,302)
       Equity in net earnings of Dynex Holding, Inc.                             (1,596)               (2,789)
       Extraordinary item - extinguishment of debt                                  489                   287
       Amortization and depreciation                                             22,934                34,671
       Net increase in accrued interest, other assets and other                 (14,404)              (25,637)
         liabilities
                                                                       ------------------     ------------------
          Net cash provided by operating activities                              38,259                42,130
                                                                       ------------------     ------------------

 Investing activities:
   Collateral for collateralized bonds:
     Fundings of investments subsequently securitized                          (587,722)           (1,377,279)
     Principal payments on collateral                                           958,461             1,619,048
     Decrease in accrued interest receivable                                      5,030                   727
     Net increase in funds held by trustee                                         (721)               (1,031)
   Net decrease (increase) in loans held for securitization                      70,617              (450,468)
   Purchase of other investments                                                (28,993)              (31,125)
   Payments received on other investments                                         9,428                12,061
   Purchase of securities                                                       (23,737)             (552,427)
   Payments received on securities                                               66,321               108,014
   Proceeds from sales of securities                                             17,330               319,000
   Investment in and net advances to Dynex Holding, Inc.                        (27,543)              (42,556)
   Proceeds from sale of single family operations                                     -                 9,500
   Capital expenditures                                                            (262)                 (294)
                                                                       ------------------     ------------------
        Net cash provided by (used for) investing activities                    458,209              (386,830)
                                                                       ------------------     ------------------

 Financing activities:
   Collateralized bonds:
     Proceeds from issuance of bonds                                            658,451             1,501,573
     Principal payments on bonds                                               (937,439)           (1,584,778)
     Increase (decrease) in accrued interest payable                              3,352                  (971)
   Repayment of senior notes                                                     (9,103)                    -
   (Repayment of) proceeds from recourse debt borrowings, net                  (181,867)              480,381
   Net proceeds from issuance of common stock                                        29                 7,127
   Retirement of common stock                                                      (700)                 (913)
   Dividends paid                                                                (9,682)              (53,448)
                                                                       ------------------     ------------------
        Net cash (used for) provided by financing activities                   (476,959)              348,971
                                                                       ------------------     ------------------

 Net increase in cash                                                            19,509                 4,271
 Cash at beginning of period                                                     30,103                18,502
                                                                       ==================     ==================
 Cash at end of period                                                    $      49,612         $      22,773
                                                                       ==================     ==================

 Cash paid for interest                                                   $     198,824         $     247,139
                                                                       ==================     ==================
                                                                       ==================     ==================

 Supplemental disclosure of non-cash activities:

      Collateral for collateralized bonds subsequently securitized        $   1,261,347         $           -
                                                                       ==================     ==================
                                                                       ==================     ==================

      Securities owned subsequently securitized                           $           -         $     257,959
                                                                       ==================     ==================
                                                                       ==================     ==================

      Other investments owned subsequently securitized                    $           -         $      37,221
                                                                       ==================     ==================
                                                                       ==================     ==================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999
(amounts in thousands except share data)

NOTE 1--BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified REIT subsidiaries (together, "Dynex REIT"). The loan production operations are primarily conducted through Dynex Holding, Inc. ("DHI"), a taxable affiliate of Dynex REIT. Dynex REIT owns all the outstanding non-voting preferred stock of DHI which represents a 99% economic ownership interest in DHI. Prior to December 1998, Dynex REIT had consolidated DHI for financial reporting purposes. The common stock of DHI represents a 1% economic ownership of DHI and is owned by certain officers of Dynex REIT. In light of these factors, DHI is accounted for under a method similar to the equity method. Dynex REIT has revised the 1998 accompanying financial statements to give retroactive effect to the change in accounting method during 1998. The accounting change had no impact on net income. Under the equity method, Dynex REI's original investment in DHI is recorded at cost and adjusted by Dynex REIT's share of earnings or losses and decreased by dividends received. References to the "Company mean Dynex Capital, Inc., its consolidated subsidiaries, and DHI and its consolidated subsidiaries. All significant intercompany balances and transactions with Dynex REIT's consolidated subsidiaries have been eliminated in consolidation of Dynex REIT.

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The Consolidated
Balance Sheets at September 30, 1999 and December 31, 1998, the Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998, the Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 1999, the Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 and related notes to consolidated financial statements are unaudited. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1998.

     Certain reclassifications have been made to the financial statements for 1998 to conform to presentation for 1999.

NOTE 2--EARNINGS PER SHARE

     Earnings per share ("EPS") as shown on the Consolidated Statements of Operations for the three and nine months ended September 30, 1999 and 1998 is presented on both a basic and diluted EPS basis. Any reference herein to EPS or the number of shares of common stock, except the number of shares authorized, issued and outstanding at December 31, 1998, are after the effect of the one-for-four reverse split of the Company's common stock discussed in Note 11. Diluted EPS assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights ("SARs"), using the treasury stock method but only if these items are dilutive. The preferred stock is convertible into one share of common stock for two shares of preferred stock.

     The following table reconciles the numerator and denominator for both the basic and diluted EPS for the three and nine months ended September 30, 1999 and 1998.

----------------------------------- ------------------------------------------------ -- --------------------------------------------
                                           Three Months Ended September 30,                    Nine Months Ended September 30,
                                    ------------------------------------------------    --------------------------------------------
                                            1999                      1998                      1999                     1998
----------------------------------- ---------------------- -- ---------------------- -- --------------------- -- -------------------
                                                Weighted-Average          Weighted-Average          Weighted-Average      Weighted
                                                 Number of                 Number of                Number of             -Average
                                                Shares (1)                Shares (1)                Shares (1)            Number of
                                     Income                    Income                   Income                   Income   Shares (1)
                                    --------    ----------    --------    ----------    --------    ---------    -------- ----------

Income before extraordinary item    $                         $ 6,772                   $ 6,642                  $36,803
                                        320
Extraordinary item - gain loss on
   extinguishment of debt                 -                      (287)                                              (287)
                                                                                        (489)
                                    --------                  --------                  --------                 --------
                                    --------                  --------
Net income after extraordinary item     320                     6,485                       6,153                 36,516
Less:  Dividends on preferred stock  (3,228)                   (3,228)
                                                                                        (9,682)                  (9,791)
                                    --------    ----------    --------    ----------
                                                                                        ========    =========    ======== ==========
       Basic and diluted            $           11,477,271    $            11,470,393   $           11,497,479   $        11,415,143
                                    (2,908)                   3,257                      (3,529)                  26,725
                                    ========    ==========                              ========    =========    ========  =========
                                    ========    ==========    ========    ==========

Earnings per share before extraordinary item (1):
     Basic EPS                                  $    (0.25)               $                         $                      $    2.37
                                                                          0.31                      (0.26)
                                                ==========                ==========                =========
                                                                                                                           =========
     Diluted EPS                                $    (0.25)               $                         $                      $    2.37
                                                                          0.31                      (0.26)
                                                ==========                ==========                =========              =========

Earnings per share after extraordinary
         item (1):
     Basic EPS                                  $    (0.25)               $                         $                      $    2.34
                                                                          0.28                      (0.31)
                                                ==========                ==========
                                                                                                    =========              =========
     Diluted EPS                                $    (0.25)               $                         $                      $    2.34
                                                                          0.28                      (0.31)
                                                ==========                ==========                =========              =========

Reconciliation of anti-dilutive shares:
   Dividends and additional shares of
     preferred stock:
       Series A                     $             654,531     $               654,531   $             654,531    $           662,929
                                      766                         766                   2,297                      2,345
       Series B                       1,119       956,217       1,119         956,217     3,356       956,217      3,417     960,315
       Series C                       1,343       920,000       1,343         920,000     4,029       920,000      4,029     920,000
   Expense and incremental shares
     of stock appreciation rights        -         16,004        117           17,617         2        16,004        717      17,617
                                                ----------    --------    ----------
                                    ========                                            ========    =========    ========  =========
                                    $   3,228   2,546,752     $             2,548,365   $   9,684   2,546,752    $         2,560,861
                                                              3,345                                              10,508
                                    ========    ==========    ========    ==========    ========    =========    ========  =========
                                    --------    ----------

     (1) Reflects the one-for-four reverse common stock split which became effective on August 2, 1999.

NOTE 3 -- COLLATERAL FOR COLLATERALIZED BONDS AND SECURITIES

     The following table summarizes Dynex REIT's amortized cost basis and fair value of investments, as of September 30, 1999 and December 31, 1998, classified as available-for-sale and the related average effective interest rates:

------------------------------------------ --------------------------------- ------ ------------------------------------
                                                  September 30, 1999                         December 31, 1998
------------------------------------------ --------------------------------- ------ ------------------------------------
                                                                Effective                                   Effective
                                                                 Interest                                    Interest
                                             Fair Value            Rate                Fair Value              Rate
Collateral for collateralized bonds:
     Amortized cost                         $  3,884,801             7.6%            $  4,288,520              7.5%
  Allowance for losses                           (13,840)                                 (16,593)
     Amortized cost, net                       3,870,961                                4,271,927
  Gross unrealized gains                          49,486                                   67,236
  Gross unrealized losses                        (65,258)                                 (45,635)
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------
                                            $  3,855,189                             $  4,293,528
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------

Securities:
  Funding notes                             $    104,478             7.0%            $    122,009              8.0%
  Adjustable-rate mortgage securities             41,726             6.3%                  58,935              6.2%
  Fixed-rate mortgage securities                  10,671             9.7%                  28,851              8.3%
  Derivative and residual securities              20,753             1.2%                  33,480              2.9%
  Other securities                                28,686             6.8%                  28,153              7.5%
                                                 206,314                                  271,428
  Allowance for losses                            (1,914)                                  (2,746)
        Amortized cost, net                      204,400                                  268,682
   Gross unrealized gains                          1,408                                    1,566
   Gross unrealized losses                       (14,026)                                 (26,264)
                                            $    191,782                             $    243,984
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------

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

     During the nine months ended September 30, 1999, Dynex REIT securitized $1.8 billion of collateral, through the issuance of two series of collateralized bonds. The collateral securitized was primarily single family mortgage loans and manufactured housing loans. The securitizations were accounted for as financing of the underlying collateral pursuant to Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125") as Dynex REIT retained call rights which were substantially in excess of a clean-up call as defined by this accounting standard.

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

     Sale of Investments. Securities with an aggregate principal balance of $18,540 were sold during the nine months ended September 30, 1999 for an aggregate loss of $1,210. The specific identification method is used to calculate the basis of securities sold. Net (loss) gain on sale of investments and trading activities at September 30, 1999 also includes (i) realized losses of $5,751 related to the sale or writedown of $67,374 of commercial loans during the nine months ended September 30, 1999; (ii) realized losses of $2,680 primarily related to write-off of hedging positions on $64,433 of commercial loan commitments during the nine months ended September 30, 1999, (iii) realized gains of $4,176 on various derivative trading positions entered into during the nine months ended September 30, 1999 and (iv) writedowns of $8,192 and of $863 for permanent impairment of certain securities and other investments, respectively. At September 30, 1999, the Company had no open derivative positions outstanding.

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

NOTE 4 -- RECOURSE DEBT

     Dynex REIT utilizes repurchase agreements, notes payable and warehouse credit facilities (together, "recourse debt") to finance certain of its investments. The following table summarizes Dynex REIT's recourse debt outstanding at September 30, 1999 and December 31, 1998:


--------------------------------- -------------------- --- --------------------
                                     September 30,           December 31, 1998
                                         1999
--------------------------------- -------------------- --- --------------------

Recourse debt secured by:
  Collateralized bonds             $       537,321          $      298,695
  Securities                               135,820                 192,706
  Other investments                        188,518                 142,883
  Loans held for securitization            234,538                 250,589
  Other assets                               2,110                   2,557
                                         1,098,307                 887,430
Unsecured debt:
  7.875% senior notes                       96,271                  98,718
  Series B 10.03% senior notes              18,343                  26,116
  Series A 9.56% senior notes                2,107                   2,969
  Bank credit facility                           -                  17,500
                                   $     1,215,028         $     1,032,733
--------------------------------- -------------------- --- --------------------

     Of the $1,098,307 of secured recourse debt outstanding at September 30, 1999, $598,288 was outstanding under repurchase agreements, $497,909 represented amounts outstanding under committed credit facilities and $2,110 represented amounts outstanding under a capital lease. During the nine months ended September 30, 1999, Dynex REIT extinguished $2,750 of its 7.875% Senior Notes resulting in a $597 extraordinary gain.

NOTE 5-- ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

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

NOTE 7 -- EMPLOYEE BENEFITS

     During the nine months ended September 30, 1999, 149,742 Stock Appreciation Rights ("SARs") under the Employee Incentive Plan were awarded. The total SARs either forfeited or exercised during the nine months ended September 30, 1999 were 9,604. The total SARs remaining to be exercised were 357,833 at September 30, 1999. The Company expensed $2 related to the Employee and Board Incentive Plans during the nine months ended September 30, 1999.

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

     Dynex REIT facilitates the issuance of tax-exempt multifamily housing bonds, the proceeds of which are used to fund mortgage loans on multifamily properties. Dynex REIT is required to pay principal and interest to the bondholders in the event there is a payment shortfall from the construction proceeds. In addition, Dynex REIT is required to purchase the bonds if such bonds are not able to be remarketed by the remarketing agent. Therefore, Dynex REIT enters into standby letter of credit agreements to cover such commitments. At September 30, 1999, Dynex REIT provided letters of credit to support its obligations in amounts equal to $123,216.

NOTE 9 -- RELATED PARTY TRANSACTIONS

     Dynex REIT has a credit arrangement with DHI whereby DHI and any of DHI's subsidiaries can borrow funds from Dynex REIT to finance its production operations. Under this arrangement, Dynex REIT can also borrow funds from DHI. The terms of the agreement allow DHI and its subsidiaries to borrow up to $50 million from Dynex REIT at a rate of prime plus 1.0%. Dynex REIT can borrow up to $50 million from DHI at a rate of one-month LIBOR plus 1.0%. This agreement has a one-year maturity which is extended automatically unless notice is received from one of the parties to the agreement within 30 days of the anticipated termination of the agreement. As of September 30, 1999 and December 31, 1998, net borrowings due to DHI under this agreement totaled $30,212 and $8,583, respectively. Net interest expense under this agreement was $395 and $933 for the nine months ended September 30, 1999 and 1998, respectively.

     Dynex REIT also has a loan origination agreement with Dynex Financial, Inc. ("DFI"), an operating subsidiary of DHI, whereby Dynex REIT pays DFI on a fee plus cost basis for the origination of manufactured housing loans on behalf of Dynex REIT. During the nine months ended September 30, 1999 and 1998, Dynex REIT paid DFI $12,057 and $11,207, respectively under such agreement. This agreement was terminated on October 8, 1999.

     Dynex REIT has a loan origination agreement with Dynex Commercial, Inc. ("DCI"), an operating subsidiary of DHI, whereby Dynex REIT pays DCI a fee per commercial real estate loan originated on behalf of Dynex REIT. Dynex REIT paid DCI $1,870 and $3,832, respectively under this agreement for the nine months ended September 30, 1999 and 1998.

     Dynex REIT has various note agreements with Dynex Residential, Inc. ("DRI"), an operating subsidiary of DHI, and DRI's subsidiaries whereby DRI and its subsidiaries can borrow up to $287,000 from Dynex REIT on a secured basis to finance the acquisition of model homes from single family home builders. The interest rate on the notes is adjustable and is based on 30-day LIBOR plus 2.875%. The outstanding balance of the notes as of September 30, 1999 and December 31, 1998 was $198,790 and $159,377, respectively. Interest income recorded by Dynex REIT on the notes for the nine months ended September 30, 1999 and 1998 was $10,956 and $8,709, respectively. These note agreements were terminated on November 9, 1999.

     Dynex REIT has entered into subservicing agreements with DCI, Dynex Commercial Services, Inc. ("DCSI"), DFI and GLS Capital Services, Inc ("GLS") to service commercial, single family, consumer, manufactured housing loans and property tax receivables. For servicing the commercial loans, DCI or DSCI, as applicable, receives an annual servicing fee of 0.02% of the aggregate unpaid principal balance of the loans. For servicing the single family mortgage, consumer and manufactured housing loans, DFI receives annual fees ranging from sixty dollars ($60) to one hundred forty-four dollars ($144) per loan and certain incentive fees. For servicing the property tax receivables, GLS receives an annual servicing fee of 0.72% of the aggregate unpaid principal balance of the property tax receivables. Servicing fees paid by Dynex REIT under such agreements were $2,108 and $752 during the nine months ended September 30, 1999 and 1998, respectively.

     Dynex REIT through its ownership of preferred stock, has a 99% economic ownership interest in DHI.

NOTE 10 -- INVESTMENT IN AND NET ADVANCES TO DYNEX HOLDING, INC.

     In  December  1998,  Dynex REIT  changed its method of  accounting  for its investment  in  DHI  from  the  full  consolidation  method  to  a  method  that approximates  the  equity  method.  The  accounting  change had no impact on net income. For consistency purposes, Dynex REIT has revised the September 1998 financial statements to give retroactive effect to the change in accounting method.

     Investment in and net advances to DHI accounted for under a method similar to the equity method amounted to $198,523 and $169,384 at September 30, 1999 and December 31, 1998, respectively. The results of operations and financial position of DHI are summarized below:

------------------------------------------------ ---------------------------- --- ---------------------------
                                                     Three Months ended              Nine Months ended
                                                        September 30,                  September 30,
 Condensed Income Statement Information              1999           1998            1999            1998
------------------------------------------------- ----------- -- ------------ ------------------------------

             Total revenues                       $   11,534     $  10,430       $   33,286      $  30,439
             Total expenses                            9,843         9,639           31,674         27,621
               Net income                              1,691           791            1,612          2,818

------------------------------------------------- ----------- -- ------------ ------------------------------

------------------------------------------------- ------------------------- --- ----------------------------
                                                       September 30,                  December 31,
  Condensed Balance Sheet Information                       1999                          1998
------------------------------------------------- ------------------------- --- -----------------------------

              Total assets                             $     260,908                 $     203,541
           Total liabilities                                 230,486                       184,267
              Total equity                                    30,422                        19,274
------------------------------------------------- ------------------------- --- ----------------------------

NOTE 11--OTHER MATTERS

     During the nine months ended September 30, 1999, the Company issued 1,789 shares of its common stock pursuant to its dividend reinvestment program for net proceeds of $29.

     The Company repurchased 66,100 shares of its common stock outstanding at an aggregate purchase price of $700, or $10.59 per share, during the nine months ended September 30, 1999. The Company has remaining authorization to purchase up to 848,900 shares of its common stock.

     The Company did not declare a dividend on its preferred stock during the third quarter of 1999. As of September 30, 1999, the amount of dividends in arrears on the 9.75% Cumulative Convertible Series A Preferred Stock, the 9.55% Cumulative Convertible Series B Preferred Stock and the 9.73% Cumulative Convertible Series C Preferred Stock was $766 ( $0.585 per Series A share), $1,119 ($0.585 per Series B share) and $1,343 ($0.73 per Series C share), respectively.

     At the special meeting of shareholders, held on July 26, 1999, the shareholders approved an amendment to the Articles of Incorporation to effect a one-for-four reverse split of the issued and outstanding shares of the Company's $0.01 par value common stock to holders of record on August 2, 1999. All references in the accompanying financial statements to the per share amounts and the number of shares of common stock, except for shares authorized, issued and outstanding for 1998 have been restated to reflect the reverse stock split.

NOTE 12--SUBSEQUENT EVENTS

     On November 10, 1999, the Company sold the model home sale/leaseback operations and related assets to Residential Funding Corporation, an indirect subsidiary of General Motors Corporation. Total proceeds received on the sale of the operations were approximately $197,000. The Company used the proceeds of the sale to pay down $181,000 of recourse debt. The Company expects to record a gain on the sale net of the reserves. Asa result of the sale, the Company's investment in and net advances to Dynex Holding, Inc. were reduced by approximately $190,000.

     On October 11, 1999, the Company signed a non-binding letter of intent with a financial services company for the sale of the Company's manufactured housing lending operations and related assets. However, a definitive purchase agreement has not been executed as of the date hereof, and no assurance can be made that such interested party will execute such an agreement. The transaction, if completed, is not expected to have a material impact on the Company's financial statements.

     On November 12, 1999, the Company re-securitized approximately $388,000 of single family residential collateral through the issuance of one series of collateralized bonds. The Company used the proceeds of such securitzation to pay down $357,000 of recourse debt. This securitization will be accounted for as a financing transaction under generally accepted accounting principles.

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

                                                     FINANCIAL CONDITION

--------------------------------------------------------------  ----------------
                                              September 30,        December 31,
(amounts in thousands except per share data)      1999                 1998
--------------------------------------------------------------  ----------------

Investments:
   Collateral for collateralized bonds       $   3,855,189        $   4,293,528
   Securities                                      191,782              243,984
   Other investments                                50,965               30,371
   Loans held for securitization                   317,398              388,782

Non-recourse debt - collateralized bonds         3,022,291            3,665,316
Recourse debt                                    1,215,028            1,032,733

Shareholders' equity                               426,492              452,804

Book value per common share                          25.61               27.75

--------------------------------------------------------------  ----------------

     Collateral for  collateralized  bonds Collateral for  collateralized  bonds consists  primarily  of  securities  backed by  adjustable-rate  and  fixed-rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title and property tax receivables. As of September 30, 1999, the Company had 28 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $3.9 billion at September 30, 1999 compared to $4.3 billion at December 31, 1998. This decrease of $0.4 billion is primarily the result of $958.5 million in paydowns on collateral, which was principally offset by the net addition of $548.5 million of collateral as a result of the issuance of two series of collateralized bonds in March 1999 and September 1999.

     Securities Securities consist primarily of fixed-rate "funding notes" secured by automobile installment contracts, adjustable-rate and fixed-rate mortgage-backed securities, and corporate bonds. Securities also include derivative and residual securities. Derivative securities are classes of collateralized bonds, mortgage pass-through certificates or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses. Securities decreased to $191.8 million at September 30, 1999 compared to $244.0 million at December 31, 1998. This decrease was primarily the result of $66.3 million of paydowns and the sale of $18.5 million of securities during the nine months ended September 30, 1999. These decreases were partially offset by the purchase of $23.7 million of securities during the nine months ended September 30, 1999.


     Other investments Other investments consists primarily of a note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996 and property tax receivables. Other investments increased from $30.4 million at December 31, 1998 to $51.0 million at September 30, 1999. This increase of $20.6 million is primarily the result of the purchase of $16.9 million of property tax receivables during the nine months ended September 30, 1999.

     Loans held for securitization Loans held for securitization decreased from $388.8 million at December 31, 1998 to $317.4 million at September 30, 1999. This decrease was primarily due to the securitization of $548.5 million of loans held for securitization as collateral for collateralized bonds issued during the nine months ended September 30, 1999 and the sale of $37.2 million of loans held for securitization during the nine months ended September 30, 1999. This decrease was partially offset by new loan fundings from the Company's production operations totaling $594.7 million during the nine months ended September 30, 1999.

     Non-recourse debt Collateralized bonds issued by Dynex REIT are recourse only to the assets pledged as collateral, and are otherwise non-recourse to Dynex REIT. The non-recourse debt decreased from $3.7 billion at December 31, 1998 to $3.0 billion at September 30, 1999. This decrease was primarily a result of paydowns on all collateralized bonds of $937.4 million during the nine months ended September 30, 1999. In addition, during the third quarter of 1999 Dynex REIT called $456.1 million of its collateralized bonds which were subsequently financed through repurchase agreements. These decreases were partially offset by Dynex REIT adding $1.7 billion of collateralized bonds during the nine months ended September 30, 1999. Of this $1.7 billion of collateralized bonds, $1.0 billion related to the collapse and re-securitization of six series of collateralized bonds.

     Recourse debt Recourse debt increased to $1.2 billion at September 30, 1999 from $1.0 billion at December 31, 1998. This increase was primarily due to the net addition of $369.5 million of repurchase agreements as a result of Dynex REIT calling $456.1 million of collateralized bonds during the third quarter of 1999 and the net addition of $379.6 million of notes payable resulting from additional loan fundings during the nine months ended September 30, 1999. These increases were partially offset by the securitization of $648.4 million of manufactured housing loans as collateral for collateralized bonds during the nine months ended September 30, 1999. These loans were previously financed by $84.1 million of repurchase agreements and $256.2 million of notes payable.

     Shareholders' equity Shareholders' equity decreased to $426.5 million at September 30, 1999 from $452.8 million at December 31, 1998. This decrease was primarily the result of a $25.3 million increase in the net unrealized loss on investments available-for-sale from $3.1 million at December 31, 1998 to $28.4 million at September 30, 1999.

                                                  Loan Production Activity
                                                      ($ in thousands)

 ----------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                      Nine Months Ended
                                                             September 30,                          September 30,
                                                  ------------------------------------   ------------------------------------
                                                        1999               1998               1999                1998
 ----------------------------------------------------------------------------------------------------------------------------
 Commercial (1)                                      $   33,236        $    152,996         $  205,020        $    521,291
 Manufactured housing                              161,110            146,693             399,646            366,925
 Specialty finance                                 41,814             73,537              132,111            142,827
                                                  -----------------  -----------------
                                                                                         ----------------   -----------------
   Total fundings through direct production        236,160            373,226             736,777            1,031,043
 Secured funding notes (2)                         -                  62,044              13,654             100,310
 Securities acquired through bond calls            224                -                   224                455,714
 Single family fundings through bulk purchases     -                  -                   -                  562,045
 ----------------------------------------------------------------------------------------------------------------------------
   Total fundings                                    $  236,384        $    435,270         $  750,655        $  2,190,674
 ----------------------------------------------------------------------------------------------------------------------------

     (1) Included in commercial fundings were $10.2 million and $45.8 million of multifamily construction loans which closed during the three months ended September 30, 1999 and 1998, respectively, and $124.6 million and $155.8 million of multifamily construction loans which closed during the nine months ended September 30, 1999 and 1998, respectively. As of September 30, 1999, $402.4 million of multifamily construction loans have closed, of which only the amount drawn for these loans of $104.3 million is included in the balance of the loans held for securitization at September 30, 1999.
     (2) Secured by  automobile installment contracts.

     Direct loan production for the nine months ending September 30, 1999 totaled $736.8 million compared to $1,031.0 million for the same period in 1998. This decrease in loan production was due to decreased origination volume of commercial loans and specialty finance loans during 1999. This decreased volume was partially offset by increased origination volume of manufactured housing loans during 1999. In addition to the Company's direct loan production, the Company funded $13.7 million of funding notes and called $0.2 million of bonds during the nine months ended September 30, 1999 compared to $100.3 million of funding notes and $455.7 million of bond calls during the same period in 1998. There were no bulk purchases during the first nine months of 1999 compared to $562.0 million of bulk purchases during the same period in 1998.

     On November 10, 1999, the Company sold the model home sale/leaseback operations and related assets to Residential Funding Corporation, an indirect subsidiary of General Motors Corporation. Total proceeds received on the sale of the operations were approximately $197,000. The Company used the proceeds of the sale to pay down $181,000 of recourse debt. The Company expects to record a gain on the sale net of the reserves. As a result of the sale, the Company's investment in and net advances to Dynex Holding, Inc. were reduced by approximately $190,000.

     On October 11, 1999, the Company signed a non-binding letter of intent with a financial services company for the sale of the Company's manufactured housing lending operations and related assets. However, a definitive purchase agreement has not been executed as of the date hereof, and no assurance can be made that such interested party will execute such an agreement. the transaction, if completed, is not expected to have a material impact on the Company's financial statements.




                                                    RESULTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                  Nine Months Ended
                                                                        September 30,                      September 30,
                                                               -------------------------------------------------------------------
(amounts in thousands except per share information)                1999              1998             1999              1998
----------------------------------------------------------------------------------------------------------------------------------

Net interest margin                                              $    12,274       $    14,640      $    38,081       $    48,972
Equity in net earnings of Dynex Holding, Inc.                          1,675               782            1,596             2,789
(Loss) gain on sale of investments and trading activities             (7,348)           (1,426)         (13,815)            6,302
General and administrative expenses                                    1,955             2,055            5,924             6,176
Net administrative fees and expenses to Dynex Holding, Inc.            4,297             5,687           15,587            16,747
Net income before preferred stock dividends                              320             6,485            6,153            36,516

Basic net income (loss) per common share                         $     (0.25)      $      0.28      $     (0.31)      $      2.34
Diluted net income (loss) per common share                       $     (0.25)      $      0.28      $     (0.31)      $      2.34

  Dividends declared per share:
     Common                                                     $          -      $    0.0625      $         -       $    0.2125
     Series A and B Preferred                                              -           0.6000            1.17             1.8000
     Series C Preferred                                                    -           0.7300            1.46             2.1900

     Three and Nine Months Ended September 30, 1999 Compared to Three and Nine Months Ended September 30, 1998. The decrease in net income and net income per common share during the three and nine months ended September 30, 1999 as compared to the same period in 1998 is primarily the result of a decrease in net interest margin and a decrease in the gain on sale of investments and trading activities.

     Net interest margin for the nine months ended September 30, 1999 decreased to $38.1 million, or 22% below the $49.0 million for the same period for 1998. Net interest margin for the three months ended September 30, 1999 decreased to $12.3 million, or 16%, below the $14.6 million for the same period for 1998. These decreases were primarily the result of the decline in average interest-earning assets from $5.6 billion and $5.5 billion for the three and nine months ended September 30, 1998, respectively, to $4.6 billion and $4.7 billion for the three and nine months ended September 30, 1999, respectively. In addition, provision for losses increased to $10.9 million or 0.31% on an annualized basis of average interest-earning assets during the nine months ended September 30, 1999 compared to $5.4 million and 0.13% during the nine months ended September 30, 1998. Provision for losses increased to $3.3 million or 0.29% on an annualized basis of average interest-earnings assets during the three months ended September 30, 1999 compared to $2.2 million and 0.16% during the same period in 1998. This increase in provision for losses was a result of increasing the provision for potential losses on the commercial loans that collateralize the securitization issued in December 1998 and increasing the reserves for potential losses on single family and manufactured housing loans. Net interest margin was also reduced as a result of the Company's accrual of servicing fees totaling approximately $1.2 million to AutoBond AcceptanceCorporation("AutoBond") for monthly servicing fees for the period of February 1999 through June 1999.

     The net (loss) gain on sale of investments and trading activities for the nine months ended September 30, 1999 decreased to a $13.8 million loss, as compared to a $6.3 million gain for the same period in 1998. The net (loss) gain on sale of investments and trading activities for the three months ended September 30, 1999 decreased to a $7.3 million loss, as compared to a $1.4 million loss for the same period in 1998. The decrease for both the three and nine months ended September 30, 1999 is primarily the result of a $8.2 million writedown for the permanent impairment of certain securities and a $0.9 million writedown on the permanent impairment of certain other investments during the three months ended September 30, 1999. In addition, the Company had a $5.8 million loss related to the sale or writedown of $67.4 million of commercial loans and a $2.7 million loss primarily related to the write-off of hedge positions on $64.4 million of commercial loan commitments during the nine months ended September 30, 1999. The Company also had a $1.2 million loss on the sale of $18.5 million of securities during the nine months ended September 30, 1999. These decreases were partially offset by $4.2 million of realized gains on various derivative trading positions entered into during the nine months ended September 30, 1999. The net (loss) gain on sale of investments and trading activities for the three months ended September 30, 1998 was primarily the result of net losses of $8.1 million on various trading positions closed during the three months ended September 30, 1998. This loss was partially offset by sale of securities and collateralized bonds with an aggregate principal balance of $220.9 million during the three months ended September 30, 1998, for an aggregate net gain of $6.7 million. The net (loss) gain on sale of investments and trading activities for the nine months ended September 30, 1998 was primarily the result of net gains recognized of $8.6 million on the sale of securities and collateralized bonds with an aggregate principal balance of $274.2 million during the nine months ended September 30, 1998. These gains were partially offset by the net losses recognized of $2.2 million on trading positions entered into during the nine months ended September 30, 1998.

     Net administrative fees and expenses to DHI decreased $1.2 million, or 7%, to $15.6 million in the nine months ended September 30, 1999. This decrease is primarily the result of decreased origination volume of the Company's commercial loan production operations.

     The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                 Average Balances and Effective Interest Rates

--------------------------------------------------------------------------------------------------------------------------------
                                             Three Months Ended September 30,             Nine Months Ended September 30,
                                         ------------------------------------------- -------------------------------------------
                                                1999                  1998                  1999                  1998
--------------------------------------------------------------------------------------------------------------------------------
                                          Average    Effective  Average    Effective  Average    Effective  Average    Effective
                                          Balance     Rate      Balance     Rate      Balance     Rate      Balance     Rate
                                         ----------- --------- ----------- --------- ----------- --------- ----------- ---------

Interest-earning assets: (1)
   Collateral for collateralized bonds    $3,701,882   7.51%    $4,451,878    7.49%   $3,854,857   7.34%    $4,123,594   7.41%
   (2) (3)
   Securities                                226,604   6.89       464,572     6.70       247,828   6.19        650,103   7.87
   Other investments                         237,710   8.26       191,143     8.45       221,750   7.96        194,789   8.26
   Loans held for securitization             397,799   8.36       464,149     8.07       349,255   8.02        522,327   8.23
                                         ----------- --------- ----------- ---------   --------- ----------- ---------  -------

     Total interest-earning assets       $             7.60%    $5,571,742    7.50%  $  4,673,690  7.36%     $5,490,813  7.57%
                                           4,563,995
                                         =========== ========= =========== ========= =========== ========= =========== =========
                                                                                     =========== ========= =========== =========

Interest-bearing liabilities:
   Non-recourse debt (3)                  $3,219,765   6.19%    $3,824,633    6.44%   $3,424,032   6.06%    $3,564,497   6.53%
   Recourse debt - collateralized bonds      290,282   5.70       593,252     5.85       250,860   5.57        545,804   5.88
   retained
                                                                                                 --------- ----------- ---------
                                         ----------- --------- ----------- --------- ----------- --------- ----------- ---------
                                           3,510,047   6.16     4,417,885     6.38     3,674,893   6.03      4,110,301   6.45
   Recourse debt secured by investments:
     Securities                              143,354   6.85       346,404     6.07       162,984   6.32        493,026   5.88
     Other investments                       179,275   6.77       120,493     6.83       164,934   6.34         97,346   6.95
     Loans held for securitization           300,644   5.81       351,279     5.43       275,613   5.47        387,043   5.44
   Recourse debt - unsecured                 120,204   8.77       141,597     8.89       124,874   8.80        142,127   8.86
                                                                                     ----------- --------- ----------- ---------
                                         =========== ========= =========== ========= =========== ========= =========== =========
     Total interest-bearing liabilities   $4,253,524   6.28%    $5,377,658    6.39%   $4,403,298   6.10%    $5,229,847   6.41%
                                         =========== ========= =========== ========= =========== ========= =========== =========
                                                                                     =========== ========= =========== =========
Net interest spread on all investments                 1.32%                  1.11%                1.26%                 1.16%
(3)
                                                     =========             =========             =========             =========
                                                                                                 =========             =========
Net yield on average interest-earning                  1.74%                  1.33%                1.60%                 1.47%
assets (3)
                                                     =========             =========             =========             =========
                                                                                                 ---------             ---------

     (1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
     (2) Average balances exclude funds held by trustees of $1,875 and $3,064 for the three months ended September 30, 1999 and 1998, respectively, and $2,015 and $3,581 for the nine months ended September 30, 1999 and 1998, respectively.

     (3)  Effective  rates  are  calculated   excluding   non-interest   related
collateralized bond expenses and provision for credit losses.

     The net interest spread increased to 1.32% and 1.26% for the three and nine months ended September 30, 1999 from 1.11% and 1.16% for the same periods in 1998. This increase was primarily due to a reduction in premium amortization expense, which decreased from $6.3 million and $21.8 million for the three and nine months ended September 30, 1998, respectively to $3.4 million and $14.0 million for the same periods in 1999. The overall yield on interest-earning assets increased to 7.60% for the three months ended September 30, 1999 from 7.50% for the three months ended September 30, 1998. The overall yield on interest-earnings assets decreased to 7.36% for the nine months ended September 30, 1999 from 7.57% for the same period in 1998. The cost of interest-bearing liabilities decreased to 6.28% and 6.10% for the three and nine months ended September 30, 1999, respectively, from 6.39% and 6.41% for the three and nine months ended September 30, 1998, respectively.

     Individually, the net interest spread on collateral for collateralized bonds increased 35 basis points, from 96 basis points for the nine months ended September 30, 1998 to 131 basis points for the same period in 1999. This increase was primarily due to lower premium amortization caused by decreased prepayments during the nine months ended September 30, 1999 compared to the same period in 1998. The net interest spread on securities decreased 212 basis points, from 199 basis points for the nine months ended September 30, 1998 to a negative 13 basis points for the nine months ended September 30, 1999. This decrease was primarily the result of the sale of certain higher coupon collateral during the third quarter of 1998. In addition, certain assets were placed on non-accrual status during the third quarter of 1998. The net interest spread on other investments increased 31 basis points, from 131 basis points for the nine months ended September 30, 1998, to 162 basis points for the same period in 1999, due to a higher interest rate paid in 1999 by Dynex Residential, Inc. ("DRI"), an operating subsidiary of DHI, to Dynex REIT in conjunction with DRI's note payable to Dynex REIT related to the Company's single family model home purchase and leaseback business, effective as of January 1, 1999. The net interest spread on loans held for securitization decreased 24 basis points, from 279 basis points for the nine months ended September 30, 1998, to 255 basis points for the same period in 1999. This decrease is primarily attributable to the funding of lower coupon collateral during the nine months ended September 30, 1999.

Interest Income and Interest-Earning Assets

     Average interest-earning assets declined to $4.6 billion for the three months ended September 30, 1999, a decrease of approximately 18% from $5.6 billion of average interest-earning assets during the same period of 1998. This decrease in average interest-earning assets was primarily the result of $1.6 billion of principal payments during the twelve months ended September 30, 1999. In addition, $180.4 million of investments were sold during the same period. These decreases were partially offset by loan originations of $860.7 million for the twelve months ended September 30, 1999. In addition, Dynex REIT purchased $72.4 million of securities and $198.3 million of other investments during the twelve months ended September 30, 1999. Total interest income decreased approximately 17%, from $104.5 million for the three months ended September 30, 1998 to $86.7 million for the same period of 1999. This decrease in total interest income was due to the decline in average interest-earnings assets. Overall, the yield on interest-earning assets increased to 7.60% for the three months ended September 30, 1999 from 7.50% for the three months ended September 30, 1998, due to lower premium amortization caused by decreased collateral prepayments.



     On a quarter to quarter basis, average interest-earning assets remained relatively flat at $4.6 billion for the quarter ended September 30, 1999 when compared with the quarter ended June 30, 1999. During the quarter ended September 30, 1999, principal payments totaled $262.3 million. This decrease was offset by $236.4 million of loans funded through the production operations. Total interest income for the quarter ended September 30, 1999 was $86.7 million versus $84.0 million for the quarter ended June 30, 1999. This increase in total interest income was due primarily to lower premium amortization caused by decreased prepayments and an increase in the six-month LIBOR which increased 31 basis points during the third quarter of 1999.

                                        Earning Asset Yield
                                          ($ in millions)

--------------------------------------------------------------------------
                                                        Average Interest-
                  Average Interest-   Interest Income  Earnings Asset Yield
                  Earning Assets            (2)
--------------------------------------------------------------------------
1997, Quarter 4       $    5,143.0    $     99.2 (1)           7.72%
1998, Quarter 1            5,120.2          97.2               7.59%
1998, Quarter 2            5,780.5         110.0               7.61%
1998, Quarter 3            5,571.7         104.5 (1)           7.50%
1998, Quarter 4            5,138.3          95.9               7.46%
1999, Quarter 1            4,817.5          87.1               7.24%
1999, Quarter 2            4,639.6          84.0               7.24%
1999, Quarter 3            4,564.0          86.7               7.60%
--------------------- ----------------------------------------------------

     (1) Interest income includes amounts related to the gross interest income on certain securities which are accounted for net of the related interest expense.

     (2) Interest income excludes amounts related to the net interest income on advances to DHI.

     Approximately $1.8 billion of the investment portfolio as of September 30, 1999 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 64% of the ARM loans underlying the ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 27% are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and ARM and fixed mortgage securities by type of underlying loan. This table excludes other derivative and residual securities, other securities, other investments and loans held for securitization.

                                     Investment Portfolio Composition (1)
                                                ($ in millions)

----------------------------------- ------------------ ------------------ ------------------- ------------------
                                                         Other Indices
                  LIBOR Based ARM     CMT Based ARM     Based ARM Loans    Fixed-Rate Loans
                       Loans              Loans                                                     Total
----------------------------------- ------------------ ------------------ ------------------- ------------------
1998, Quarter 1    $    2,128.3       $      656.1       $     283.3        $    1,564.2        $    4,631.9
1998, Quarter 2         2,153.5            1,159.8             240.2             1,467.0             5,020.5
1998, Quarter 3         1,873.7              978.3             208.0             1,351.0             4,411.0
1998, Quarter 4         1,644.0              720.4             195.4             1,704.0             4,263.8
1999, Quarter 1         1,411.6              629.8             159.4             1,927.6             4,128.4
1999, Quarter 2         1,239.2              525.4             146.9             1,872.9             3,784.4
1999, Quarter 3         1,112.7              461.4             135.9             2,095.4             3,805.4
----------------------------------- ------------------ ------------------ ------------------- ------------------

     (1) Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed-rate mortgage securities.

     The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, premiums on the collateral for collateralized bonds, ARM securities, fixed-rate mortgage securities and other securities at September 30, 1999 were $45.4 million, or approximately 1.18% of the aggregate investment portfolio. The decrease of the net premium from $60.7 million at June 30, 1990 to $45.4 million at September 30, 1999 was due primarily to the addition of one series of collateralized bond during the third quarter of 1999 with a net discount of $11.6 million. Of this $45.4 million, $35.5 million relates to the premium on multifamily and commercial mortgage loans that have prepayment lockouts or yield maintenance for at least seven years. Amortization expense as a percentage of principal paydowns has increased from 1.05% for the three months ended September 30, 1998 to 1.40% for the same period in 1999, primarily due to the multifamily and commercial securitization during the fourth quarter of 1998. The principal prepayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 28% for the three months ended September 30, 1999, which was a decrease from 40% one year ago. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans. Excluded from this table are the Company's loans held for securitization, which are carried at a net discount of $6.2 million at September 30, 1999.

                                               Premium Basis and Amortization
                                                       ($ in millions)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                        Amortization
                                                                    CPR                              Expense as a % of
                                            Amortization        Annualized           Principal       Principal Paydowns
                        Net Premium           Expense              Rate               Paydowns
-------------------------------------------------------------------------------------------------------------------------
1997, Quarter 4          $     56.9        $       5.8              37%           $      319.6             1.80%
1998, Quarter 1                49.5                8.5              47%                  546.7             1.56%
1998, Quarter 2                45.7                7.0              36%                  563.0             1.24%
1998, Quarter 3                39.0                6.3              40%                  603.0             1.05%
1998, Quarter 4                77.8                5.7              41%                  502.5             1.12%
1999, Quarter 1                65.4                5.9              38%                  402.8             1.46%
1999, Quarter 2                60.7                4.8              30%                  338.4             1.42%
1999, Quarter 3                45.4                3.4              28%                  239.6             1.40%
-------------------------------------------------------------------------------------------------------------------------


Interest Expense and Cost of Funds

     Dynex REIT's largest expense is the interest cost on borrowed funds. Funds to finance the investment portfolio are borrowed primarily in the form of non-recourse collateralized bonds or repurchase agreements. The interest rates paid on collateralized bonds are either fixed or floating rates; the interest rates on the repurchase agreements are floating rates. Dynex REIT may use interest rate swaps, caps and financial futures to manage its interest rate risk. The net cost of these instruments is included in the cost of funds table below as a component of interest expense for the period to which they relate. Average borrowed funds decreased from $5.4 billion for the three months ended September 30, 1998 to $4.3 billion for the same period in 1999. This decrease resulted primarily from the decline in interest-earning assets of $1.0 billion during the twelve months ended September 30, 1999 and the paydown of the related borrowings. For the three months ended September 30, 1999, interest expense decreased to $66.8 million from $86.0 million for the three months ended September 30, 1998, while the average cost of funds decreased to 6.28% for the three months ended September 30, 1999 compared to 6.39% for the same period in 1998. The decreased average cost of funds for the third quarter of 1999 compared to the third quarter of 1998 was mainly a result of a decrease in the one-month LIBOR rate during the fourth quarter of 1998.

                                                       Cost of Funds
                                                      ($ in millions)

--------------------------------------------------------------------------------
                       Average                Interest               Cost
                    Borrowed Funds         Expense (1)(2)          of Funds
--------------------------------------------------------------------------------
1997, Quarter 4     $   4,570.3            $     74.1                  6.49%
1998, Quarter 1         4,791.1                  76.6                  6.40%
1998, Quarter 2         5,520.7                  88.8                  6.44%
1998, Quarter 3         5,377.7                  86.0                  6.39%
1998, Quarter 4         4,941.6                  75.7                  6.13%
1999, Quarter 1         4,576.7                  70.6                  6.17%
1999, Quarter 2         4,371.3                  64.1                  5.87%
1999, Quarter 3         4,253.5                  66.8                  6.28%
--------------------------------------------------------------------------------

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

      Instruments Used for Interest Rate Risk Management Purposes (1)
                        (Notional Amounts in millions)

-----------------------------------------------------------------------------
                                         Interest             Interest
                                        Rate Caps            Rate Swaps
-----------------------------------------------------------------------------
1997, Quarter 4                         $   1,599             $   1,354
1998, Quarter 1                             1,599                 1,559
1998, Quarter 2                             1,599                 1,726
1998, Quarter 3                             1,599                 1,561
1998, Quarter 4                             1,599                 1,140
1999, Quarter 1                             1,364                 1,122
1999, Quarter 2                             1,364                 1,105
1999, Quarter 3                             1,364                 1,020
-----------------------------------------------------------------------------

     (1) Excludes all interest rate agreements in effect for the Compan's loan production operations.



Net Interest Rate Agreement Expense

     The net interest rate agreement expense, or hedging expense, equals the cost of the agreements presented in the previous table, net of any benefits received from these agreements. For the quarter ended September 30, 1999, net hedging expense amounted to $0.97 million compared to $1.09 million and $1.92 million for the quarters ended June 30, 1999 and September 30 1998, respectively. Such amounts exclude the hedging costs and benefits associated with the Company's production activities as these amounts are deferred as additional premium or discount on the loans funded and amortized over the life of the loans as an adjustment to their yield. The net interest rate agreement expense decreased for the three months ended September 30, 1999 compared to the same period in 1998, primarily due to the Company entering into $1.1 billion of new interest rate agreements during the third quarter of 1998. Due to a decline in Treasury yields during the fourth quarter of 1998, the Company terminated $1.2 billion of interest rate agreements for a total loss of $10.1 million. Also, the Company terminated $102.2 million of interest rate swap agreements for a total loss of $0.8 million during the nine months ended September 30, 1999 as the collateral which the interest rate swap was hedging was amortizing at a faster rate than the original swap. This loss is being amortized into interest income over the estimated remaining life of the collateral as a yield adjustment. The decrease was also due to the expiration of $235 million of interest rate caps in January 1999.

                                             Net Interest Rate Agreement Expense
                                                       ($ in millions)

----------------------------------------------------------------------------------------------------
                                                     Net Expense               Net Expense as
                         Net Interest               as Percentage           Percentage of Average
                    Rate Agreement Expense           of Average            Borrowings (annualized)
                                                 Assets (annualized)
----------------------------------------------------------------------------------------------------
1997, Quarter 4          $    1.39                     0.11%                        0.12%
1998, Quarter 1               1.23                     0.10%                        0.10%
1998, Quarter 2               1.83                     0.13%                        0.13%
1998, Quarter 3               1.92                     0.14%                        0.14%
1998, Quarter 4               1.72                     0.13%                        0.14%
1999, Quarter 1               1.12                     0.09%                        0.10%
1999, Quarter 2               1.09                     0.09%                        0.10%
1999, Quarter 3               0.97                     0.08%                        0.09%
----------------------------------------------------------------------------------------------------

Fair Value

     The fair value of the available-for-sale portion of the investment portfolio as of September 30, 1999, as measured by the net unrealized loss on investments available-for-sale, was $28.4 million below its cost basis, which represents a $25.3 million decrease from December 31, 1998. At December 31, 1998, the fair value of the investment portfolio was $3.1 million below its amortized cost basis. This decrease in the portfolio's value is primarily attributable to prepayments on the portfolio, an increase of 50 basis points in the targeted Fed Funds rate and the approximate 1% increase in long-term interest rates during 1999.

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

     The following table summarizes the aggregate principal amount of collateral for collateralized bonds and pass-through securities outstanding; the maximum direct credit exposure retained by the Company (represented by the amount of overcollateralization pledged and subordinated securities rated below BBB owned by the Company), net of the credit reserves maintained by the Company for such exposure; and the actual credit losses incurred for each quarter. The table excludes any risks related to representations and warranties made on loans funded by the Company and securitized in mortgage pass-through securities generally funded prior to 1995. This table also excludes any credit exposure on loans held for securitization (which will be included as the loans are securitized), funding notes and other investments. The increase in net credit exposure as a percentage of the outstanding loan principal balance from 2.98% at September 30, 1998 to 4.93% at September 30, 1999 is related primarily to the credit exposure retained by the Company on its commercial securitization issued during December 1998 and its single family and manufactured housing securitizations issued during March 1999 and September 1999.

                                  Credit Reserves and Actual Credit Losses
                                               ($ in millions)

-----------------------------------------------------------------------------------------------------------------
                                                                                  Maximum Credit Exposure, Net
                      Outstanding Loan       Maximum Credit       Actual Credit       of Credit Reserves to
                     Principal Balance        Exposure, Net          Losses         Outstanding Loan Balance
                                           of Credit Reserves
-----------------------------------------------------------------------------------------------------------------
1997, Quarter 4        $     5,153.1           $    86.6           $   6.5                    1.68%
1998, Quarter 1              4,209.5                93.6               6.3                    2.22%
1998, Quarter 2              5,098.8               120.1               3.8                    2.36%
1998, Quarter 3              4,440.2               132.4               6.4                    2.98%
1998, Quarter 4              4,389.7               159.7               3.8                    3.64%
1999, Quarter 1              4,340.8               161.6               4.3                    3.72%
1999, Quarter 2              3,965.6               155.5               4.6                    3.92%
1999, Quarter 3              3,949.2               194.5               5.3                    4.93%
-----------------------------------------------------------------------------------------------------------------

     The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which Dynex REIT has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding collateral balance has decreased to 1.95% at September 30, 1999 from 2.12% at September 30, 1998. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of September 30, 1999, management believes the credit reserves are sufficient to cover anticipated losses which may occur as a result of current delinquencies presented in the table below.

                                                 Delinquency Statistics (1)

---------------------------------------------------------------------------------------
                                               90 days and over delinquent
                  60 to 90 days delinquent                 (2)                 Total
---------------------------------------------------------------------------------------
1997, Quarter 3             0.89%                         3.39%                4.28%
1997, Quarter 4             0.51%                         2.82%                3.33%
1998, Quarter 1             0.44%                         2.65%                3.09%
1998, Quarter 2             0.24%                         1.82%                2.06%
1998, Quarter 3             0.39%                         1.73%                2.12%
1998, Quarter 4             0.25%                         2.11%                2.36%
1999, Quarter 1             0.45%                         2.24%                2.69%
1999, Quarter 2             0.30%                         1.82%                2.12%
1999, Quarter 3             0.23%                         1.72%                1.95%
---------------------------------------------------------------------------------------

(1)   Excludes funding notes, other investments and loans held for securitization.
(2)   Includes foreclosures, repossessions and REO.

     The following table summarizes the credit ratings for collateral for collateralized bonds and securities held in the investment portfolio. This table excludes $14.0 million of other derivative and residual securities (as the risk on such securities is primarily prepayment-related, not credit-related), other investments and loans held for securitization. This table also excludes the funding notes, aggregating $104.4 million which are not rated. The balance of the investments rated below A are net of credit reserves and discounts. All balances exclude the related mark-to-market adjustment on such assets. At September 30, 1999, securities with a credit rating of AA or better were $3.3 billion, or 89.2% of the total.

                                              Investments by Credit Rating (1)
                                                       ($ in millions)

------------------ ---------- ----------- ---------- ---------- ------------ ---------- ----------- ----------
                                                     Below                                          Below
                   AAA/AA     A           BBB        BBB          AAA /AA    A          BBB         BBB
                   Carrying   Carrying    Carrying   Carrying   Percent of   Percent    Percent     Percent
                     Value      Value       Value      Value       Total     of Total    of Total   of Total
------------------ ---------- ----------- ---------- ---------- ------------ ---------- ----------- ----------
 1998, Quarter 1   $4,369.9   $    72.0   $     50.0 $      3.6    97.2%       1.6%        1.1%       0.1%
 1998, Quarter 2      4,729.1     138.5         72.7        7.7    95.6%       2.8%        1.5%       0.1%
 1998, Quarter 3      4,126.6     139.3         73.3        5.4    95.0%       3.2%        1.7%       0.1%
 1998, Quarter 4      3,815.6     206.2         97.6       14.4    92.3%       5.0%        2.4%       0.3%
 1999, Quarter 1      3,614.8     219.2        118.8       24.0    90.9%       5.5%        3.0%       0.6%
 1999, Quarter 2      3,282.2     219.4        118.8       21.7    90.1%       6.0%        3.3%       0.6%
 1999, Quarter 3      3,278.1     242.6        133.0       20.7    89.2%       6.6%        3.6%       0.6%
------------------ ---------- ----------- ---------- ---------- ------------ ---------- ----------- ----------

     (1) Carrying value does not include funding notes, derivative and residual securities, other investments and loans held for securitization. Balances also exclude the mark-to-market adjustment. Carrying value also excludes $256.6 million of overcollateralization at September 30, 1999.

General and Administrative Expenses

     General and administrative expenses and net administrative fees and expenses to DHI ("collectively, G&A expense") consist of expenses incurred in conducting the production activities and managing the investment portfolio, as well as various other corporate expenses. G&A expense decreased $1.5 million from $7.7 million for the three months ending September 30, 1998 to $6.3 million for the three months ending September 30, 1999. This decrease is primarily the result of decreased origination volume of the Company's commercial loan production operations. The Company expects overall G&A expense levels to decrease as a result of the sale of the model home business and the anticipated sale of the manufactured housing business.

     The following table summarizes the ratio of G&A expense to average interest-earning assets and the ratios of G&A expense to average total equity.

                                                  Operating Expense Ratios

--------------------------------------------------------------------------------
                             G&A Expense/Average          G&A Expense/Average
                           Interest-Earning Assets           Total Equity
                                 (Annualized)              (Annualized) (1)
--------------------------------------------------------------------------------
1997, Quarter 4                     0.62%                        6.61%
1998, Quarter 1                     0.62%                        6.59%
1998, Quarter 2                     0.50%                        5.93%
1998, Quarter 3                      0.56%                       6.43%
1998, Quarter 4                      0.66%                       7.23%
1999, Quarter 1                      0.66%                       6.96%
1999, Quarter 2                      0.63%                       6.44%
1999, Quarter 3                      0.55%                       5.46%
--------------------------------------------------------------------------------

     (1) Average total equity excludes net unrealized gain (loss) on investments available-for-sale.

Net Income and Return on Equity

     Net income decreased from $6.5 million for the three months ended September 30, 1998 to $0.3 million for the three months ended September 30, 1999. Net income available to common shareholders decreased from $3.3 million for the three months ended September 30, 1998 to a $2.9 million loss for the same period in 1999. Return on common equity (excluding the impact of the net unrealized gain on investments available-for-sale) decreased from 3.7% for the three months ended September 30, 1998 to a negative 3.5% for the three months ended September 30, 1999. The decrease in the return on common equity is primarily a result of the decline in net income available to common shareholders from the quarter ended September 30, 1998 to the same period in 1999 and the issuance of new common shares during the second half of 1998.

                                               Components of Return on Equity
                                                      ($ in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                Equity in
                                                            Earnings (Loss),
                  Net Interest    Provision     Permanent    Gains (Losses)        G&A        Preferred
                     Margin/     for Losses   Impairment /      and Other       Expense/      Dividend/    Return on
                     Average       /Average      Average         Income          Average       Average      Average     Net Income
                  Common Equity    Common        Common      /Average Common     Common     Common Equity   Common     Available to
                  (annualized)     Equity        Equity          Equity          Equity     (annualized)    Equity        Common
                                (annualized)  (annualized)    (annualized)    (annualized)               (annualized)  Shareholders
------------------------------------------------------------------------------------------------------------------------------------
1997, Quarter 4        26.2%          1.9%            -           4.9%              9.0%          4.2%        16.0%    $     14,103
1998, Quarter 1        20.9%          1.6%            -           5.9%              9.0%          3.7%        12.5%          11,145
1998, Quarter 2        21.1%          1.9%            -           6.3%              8.0%          3.7%        13.8%          12,323
1998, Quarter 3        19.0%          2.4%            -          (0.5%)             8.7%          3.7%         3.7%           3,257
1998, Quarter 4        21.9%          1.2%          (20.8%)     (10.0%)             9.9%          3.8%       (23.8%)        (20,167)
1999, Quarter 1        18.3%          4.6%            -          (1.3%)             9.7%          3.9%        (1.2%)           (969)
1999, Quarter 2        22.4%          4.6%            -          (4.5%)             8.9%          3.9%         0.5%             348
1999, Quarter 3        18.9%          4.0%            -          (6.9%)             7.6%          3.9%        (3.5%)         (2,908)
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

     Dynex REIT intends to declare and pay out as dividends 100% of its taxable income over time. Dynex REIT's current practice is to declare quarterly dividends; however, no dividends on its common stock have been declared since September 1998. Generally, Dynex REIT strives to declare a quarterly dividend which will result in the distribution of most or all of the taxable income earned during the applicable year. At the time of the dividend announcement, however, the total level of taxable income for the quarter is unknown.
Additionally, Dynex REIT has considerations other than the desire to pay out most of its taxable earnings, which may take precedence when determining the level of dividends. The Company believes that any dividends paid in 1999 will not be a return of capital. The Company has not yet completed its analysis of taxable earnings for the three and nine months ended September 30, 1999.

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

     The Company has reviewed or is reviewing the Year 2000 progress of its primary financial counterparties; these counterparties are expected to be in compliance. The Company, as master servicer of certain securities, is in the process of assessing the Year 2000 readiness of its external servicers, to ensure that these parties will be able to correctly remit loan information and payments after December 31, 1999.

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

     The Company is also at significant risk should the electric utility company for the Company's offices in Glen Allen, Virginia, fail to provide power for several business days. In such an instance, the Company would be unable (i) to communicate over its telecommunication systems, (ii) would be unable to process data, and (iii) would be unable to originate or service loans until the problem is remedied. The Company continues to monitor the Year 2000 status of its utility provider, who currently reports 99% completion of remediation and testing and projects 100% compliance in December 1999.

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

     The Company has incurred less than $90,000 in costs to date in carrying out its Year 2000 compliance program. The Company estimates that it will spend less than $100,000 in total. Costs could increase in the event that the Company determines that a counterparty will not be Year 2000 compliant.

     The  Company  has  developed   contingency   plans  in  the  event  that  a
counterparty is not Year 2000 compliant.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations from a variety of sources. These sources include cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments, common stock offerings through the dividend reinvestment plan, short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of collateralized bonds). Historically, cash flow generated from the investment portfolio has satisfied its working capital needs, and the Company has had sufficient access to capital to fund its loan production operations, on both a short-term (prior to securitization) and long-term (after securitization) basis. However, market conditions over the past twelve months have reduced the Company's access to capital. Further, if a significant decline in the market value of the investment portfolio that is funded with recourse debt should occur, the available liquidity from these other borrowings may be reduced. As a result of such reduction in liquidity, the Company may be forced to sell certain investments in order to maintain liquidity. If required, these sales could be at prices lower than the carrying value of such assets, which could result in losses.

     In order to grow its equity base, Dynex REIT may issue additional capital stock. Management strives to issue such additional shares when it believes existing shareholders are likely to benefit from such offerings through higher earnings and dividends per share than as compared to the level of earnings and dividends Dynex REIT would likely generate without such offerings. During the first nine months of 1999, Dynex REIT issued 1,789 shares of its common stock pursuant to its dividend reinvestment program for preferred stockholders for net proceeds of $29 thousand.

     Certain aspects of Dynex REIT's funding strategies subject it to liquidity risk. Liquidity risk stems in part from Dynex REIT's use of repurchase agreements, its use of committed lines of credit with mark-to-market provisions and the reliance on the asset-backed securitization markets for its long-term funding needs. Liquidity risk also stems from hedge positions the Company may take to hedge its commercial and manufactured housing loan production. Repurchase agreements are generally provided by investment banks, and subject Dynex REIT to margin call risk if the market value of assets pledged as collateral for the repurchase agreements declines. Dynex REIT has established "target equity" requirements for each type of investment pledged as collateral, taking into account the price volatility and liquidity of each such investment. Dynex REIT strives to maintain enough liquidity to meet anticipated margin calls if interest rates increased up to 200 basis points in a twelve-month period.

     Dynex REIT has committed lines of credit and uncommitted repurchase facilities to finance the accumulation of assets for securitization. Dynex REIT borrows on these lines of credit on a short-term basis to support the accumulation of assets prior to the issuance of collateralized bonds. These borrowings may bear fixed or variable interest rates, may require additional collateral in the event that the value of the existing collateral declines, and may be due on demand or upon the occurrence of certain events. If borrowing costs are higher than the yields on the assets financed with such funds, Dynex REIT's ability to acquire or fund additional assets may be substantially reduced and it may experience losses. Dynex REIT currently has a total of $0.8 million of committed lines of credit to finance loans held for securitization and other investments. These borrowings are paid down as Dynex REIT securitizes or sells assets. Generally these borrowings allow for the warehousing of assets for a period of 180-365 days. Dynex REIT generally intends to securitize assets by product type every 120-365 days. If there exists a dislocation or disruption in the asset-backed market, Dynex REIT may be unable to securitize the assets, or may only be able to securitize the assets on unfavorable terms. In such a case, Dynex REIT would be required to repay the lines of credit with either available liquidity or would be required to liquidate the assets or other assets to generate liquidity. In addition, lines of credit with commercial and investment banks may include provisions by such banks to mark the collateral to market on a daily basis. To the extent the market value of the associated asset has declined due to market conditions, Dynex REIT may be required to provide additional collateral or sell the associated asset which may result in losses. During the quarter, the Company securitized $338.3 million of manufactured housing loans at terms that were considered unfavorable to the Company. The Company currently has retained $20.7 million in principal of the BBB rated class from that securitization, in addition to the overcollateralization below the BBB level.

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

Non-recourse Debt

     Dynex REIT, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex REIT. Collateral for collateralized bonds are not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At September 30, 1999, Dynex REIT had $3.0 billion of collateralized bonds outstanding as compared to $3.7 billion at December 31, 1998.

Recourse Debt

     Secured. At September 30, 1999, Dynex REIT had five committed credit facilities aggregating $1.0 billion, comprised of (i) a $250 million credit line, expiring on May 29, 2000, from a consortium of commercial banks primarily for the warehousing of multifamily construction and permanent loans (including providing the letters of credit for tax-exempt bonds) and manufactured housing loans, (ii) a $400 million credit line, expiring on December 1,1999, from an investment bank primarily for the warehousing of permanent loans on multifamily and commercial properties and (iii) a $100 million credit line, expiring on November 15, 1999, from an investment bank for the warehousing of the funding notes which has been extended to January 15, 2000, (iv) a $175 million credit line, expiring on November 15, 1999 from a consortium of commercial banks and finance companies to fund the purchase of model homes which was paid off on November 10, 1999, and (v) a $50 million credit line, expiring on November 15, 1999 from a finance company to fund the purchase of model homes, which was also paid off on November 10, 1999. The Company expects to repay the $400 million credit line maturing on December 1, 1999 from the proceeds from the sale of the assets collateralizing the facility, or to secure an extension of the line. If the Company is unable to secure new credit facilities or receive an extension on the existing facilities, the Company would be in default at the respective maturity date of such credit facility. The lines of credit also contain certain financial covenants which Dynex REIT met as of September 30, 1999. However, changes in asset levels or results of operations could result in the violation of one or more covenants in the future. The Company's recourse credit facilities generally contain provisions that a default of any facility is a default on each of the other facilities.

     The following table summarizes the committed credit facilities at September 30, 1999. At September 30, 1999, Dynex REIT had $497.9 million outstanding under its committed credit facilities.

                                                 Committed Credit Facilities
                                                    At September 30, 1999
                                                       ($ in millions)

------------------------------------ ----------------- ---------------- ----------------- ----------------------
                                                           Current         Balance of
                                                         Outstanding        Pledged           Expiration of
Collateral Type                        Credit Limit      Borrowings        Collateral           Facility
------------------------------------ ----------------- ---------------- ----------------- ----------------------
Various(primarily commercial and
manufactured housing)                $       250.0     $148.2           $227.3                  May 2000
Commercial                                   400.0             99.4          151.1            December 1999
Funding notes                                100.0             74.8          121.3            November 1999
Model homes                                  225.0            176.1          200.6            November 1999
                                     ----------------- ---------------- ----------------- ----------------------
                                             975.0            498.5          700.3
Less:  deferred facility expenses              -               (0.6)           -
------------------------------------ ----------------- ---------------- ----------------- ----------------------
Total                                 $      975.0     $      497.9     $700.3
------------------------------------ ----------------- ---------------- ----------------- ----------------------

     Dynex REIT also uses repurchase agreements to finance a portion of its investments, which generally have thirty day maturities. Repurchase agreements allow Dynex REIT to sell investments for cash together with a simultaneous agreement to repurchase the same investments on a specified date for a price which is equal to the original sales price plus an interest component. At September 30, 1999, outstanding obligations under all repurchase agreements totaled $598.3 million compared to $528.3 million at December 31, 1998. The following table summarizes the outstanding balances of repurchase agreements by credit rating of the related assets pledged as collateral to support such repurchase agreements. The table excludes repurchase agreements used to finance loans held for securitization.

                 Repurchase Agreements by Rating of Investments Financed
                                     ($ in millions)

---------------- ------------ ----------- ------------- ---------- ----------- ----------
                      AAA           AA          A          BBB      Below BBB     Total
---------------- ------------ ----------- -------------- --------- ----------- ----------
1998, Quarter 3  $    560.8   $     91.2  $     58.7  $     51.9  $        -  $     762.6
1998, Quarter 4       124.5        109.5        91.4        65.6          -         391.0
1999, Quarter 1        86.3         63.2        64.2        57.9          -         271.6
1999, Quarter 2        79.8         31.7        49.5        55.2          -         216.2
1999, Quarter 3       375.0         71.6        76.1        75.6          -         598.3
---------------- ------------ ----------- -------------- --------- ----------- ----------

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

     As a result of the Company's securitization on November 12, 1999, the amount of the repurchase agreements were reduced by approximately $285 million for the AAA category, by approximately $43 million for the AA category, by approximately $20 million for the A category, and by approximately $9 million for the BBB category.

     Unsecured. Since 1994, Dynex REIT has issued three series of unsecured notes payable totaling $150 million. The proceeds from these issuances have been used to reduce short-term debt related to financing loans held for securitization during the accumulation period as well as for general corporate purposes. These notes payable had an outstanding balance at September 30, 1999 of $117.8 million. The Company has $97.3 million outstanding of its July 2002 senior notes (the "2002 Notes") and $20.5 million outstanding on notes issued in September 1994 (the "1994 Notes"). During the nine months ended September 30, 1999, Dynex REIT extinguished $2.75 million of the 2002 Notes resulting in a $0.6 million extraordinary gain. Effective May 15, 1999, the Company completed a restructuring of the 1994 Notes. In return for certain covenant relief related to the fixed-charge coverage requirements of the 1994 Notes, the Company agreed to (i) convert the principal amortization of the 1994 Notes from annual to monthly and (ii) shorten the remaining principal amortization period from 30 months to 16. Monthly amortization of the 1994 Notes through October 1999 approximates $2.0 million. Monthly amortization for the 1994 Notes from November 1999 through August 2000 approximates $1.7 million. The Company has received a waiver of a covenant in the 1994 Notes until December 23, 1999. The Company expects the noteholders to continue to provide such waiver until the notes are paid-off in August 2000.

     Total recourse debt increased from $1.0 billion for December 31, 1998 to $1.2 billion for September 30, 1999. This increase was primarily due to the net addition of $369.5 million of repurchase agreements as a result from Dynex REIT calling $455.9 million of collateralized bonds during the third quarter of 1999 and the net addition of $379.6 million of notes payable resulting from additional loan fundings during the nine months ended September 30, 1999. These increases were partially offset by the securitization of $648.4 million of manufactured housing loans as collateral for collateralized bonds during the nine months ended September 30, 1999. These loans were previously financed by $84.1 million of repurchase agreements and $256.2 million of notes payable. On November 10, 1999, the Company completed the sale of the model home sale/leaseback operations and paid down recourse debt of $180.9 million. On November 12, 1999, the Company completed a securitization of approximately $388 million of previously called collateralized bonds. As a result of this securitization, recourse debt was reduced by approximately $357 million. In total, these two transaction resulted in recourse debt declining by approximately $540 million since September 30, 1999.




                                                 Table 1
                            Components of Collateral for Collateralized Bonds
                                            ($ in thousands)

------------------------------------------- ------------------ -----------------
                                              September 30,    December 31, 1998
                                                  1999
------------------------------------------- ------------------ -----------------
Collateral for collateralized bonds         $      3,759,132   $      4,177,592
Prefunded loans                                       50,640                  -
Allowance for loan losses                            (13,840)           (16,593)
Funds held by trustees                                 1,825              1,104
Accrued interest receivable                           22,804             27,834
Unamortized premiums and discounts, net               50,400             81,990
Unrealized (loss) gain, net                          (15,772)            21,601
------------------------------------------- ------------------ -----------------
     Collateral for collateralized bonds      $    3,855,189     $    4,293,528
------------------------------------------- ------------------ -----------------


                                             Table 2
           Principal Balance of Collateral for Collateralized Bonds by Loan Type
                                        ($ in thousands)

--------------------------- ------------------- ---------------------
                              September 30,      December 31, 1998
                                   1999
--------------------------- ------------------- ---------------------
Single family loans
  ARMS:
     1 month LIBOR              $        6,760     $        9,905
     3 month LIBOR                      19,289             32,081
     6 month LIBOR                   1,062,824          1,506,431
     Prime                              83,736            119,833
     6 month CD                         44,933             63,649
     1 year CMT                        467,254            779,960
     5 year CMT                              -                191
----------------------------- ------------------ -----------------
       Total ARMs                    1,684,796          2,512,050
  Fixed                                190,943            310,827
------------------------------------------------------------------
Total single family                  1,875,915          2,822,877

Manufactured housing loans:
  ARM                                    8,632             13,288
  Fixed                              1,042,066            500,677
------------------------------------------------------------------
     Total manufactured housing      1,050,698            513,965

Commercial loans                       832,519            840,750
----------------------------------------------------- ------------
Total                           $    3,759,132     $    4,177,592
----------------------------------------------------- ------------


                                         Table 3
                 Collateral for Collateralized Bonds by Collateral Type
                                    ($ in thousands)

------------------------------- ------------------ --------------------
                                  September 30,     December 31, 1998
                                      1999
------------------------------- ------------------ --------------------
Single family loans:
  Single family detached          $    1,470,015      $    2,194,304
  Condominium                            120,684             175,458
  Single family attached                 138,549             198,089
  Planned unit development                82,929             143,293
  Cooperative                             31,272              41,633
  Other                                   32,466              70,100
------------------------------- ------------------- ---------------------
Total single family                    1,875,915           2,822,877

Manufactured housing loans:
  Single wide                            363,542             157,787
  Multi-sectional                        687,156             356,178
------------------------------- ------------------- ---------------------
Total manufactured housing             1,050,698             513,965

Commercial loans:
  Multifamily (LIHTC)                    520,300             531,233
  Office                                 134,872             136,531
  Motel/hotel                             58,777              59,414
  Industrial                              33,755              34,217
  Healthcare                              30,012              30,342
  Mixed use                               34,616              28,600
  Retail                                  16,562              16,744
  Other                                    3,625               3,669
------------------------------- ------------------- ---------------------
Total commercial                         832,519             840,750
------------------------------- ------------------- ---------------------
Total                             $    3,759,132      $    4,177,592
------------------------------- ------------------- ---------------------


                                         Table 4
Repricing Period for Adjustable-Rate Single family and Manufactured Housing
                         Collateral As of September 30, 1999
                                    ($ in thousands)

--------------------------------------- -------------------- -------------------
                         Single-           Manufactured
                         Family               Housing               Total
--------------------------------------- -------------------- -------------------

4th Quarter 1999     $      692,306       $          885       $      693,191
1st Quarter 2000            599,050                1,261              600,311
2nd Quarter 2000             44,923                1,137               46,060
3rd Quarter 2000            105,821                   92              105,913
4th  Quarter 2000
and beyond                  242,696                5,257              247,953
--------------------------------------- -------------------- -------------------
                     $    1,684,796       $        8,632       $    1,693,428
--------------------------------------- -------------------- -------------------

                                 Table 5
            Commercial Loan Prepayment Protection Periods (1)
                        As of September 30, 1999
                            ($ in thousands)

------------------ -------------------- --------------------
                     Number of Loans     Principal Balance
------------------ -------------------- --------------------
0 - 4 years                   1           $       12,654
5 - 10 years                 27                  111,744
11 - 16 years               200                  654,670
Over 16 years                 9                   53,451
------------------ -------------------- --------------------
                            237           $      832,519
------------------ -------------------- --------------------

     (1) The greater of remaining prepayment lockout period or the yield maintenance period.


                            Table 6
          Margin of Single Family Loans over Indices

---------------------------------------------------- --------------------
                                    September 30,     December 31, 1998
                                        1999
---------------------------------------------------- --------------------
Single family ARM loans
     1 month LIBOR                        3.19%               3.24%
     3 month LIBOR                        3.08                2.87
     6 month LIBOR                        3.06                3.06
     Prime (1)                            2.49                2.48
     6 month CD                           2.50                2.50
     1 year CMT                           2.85                2.85
     5 year CMT                           -                   2.88
----------------------------------------------------- ---------------------
Total single family ARM
loans (weighted-average)                  2.83                2.82

Manufactured housing loans
(6-month LIBOR)                           5.80                5.80
----------------------------------------------------- ---------------------
  Weighted average gross margin           2.85%               2.83%
----------------------------------------------------- ---------------------

(1)  Relative to 1-month LIBOR.,



                            Table 7
Weighted Average Coupon for Collateral for Collateralized Bonds

------------------------------------------------------- --------------------
                                       September 30,     December 31, 1998
                                           1999
------------------------------------------------------- --------------------
Single family loans:
     ARM loans                               8.02%               8.38%
     Fixed                                   9.35                9.82
-------------------------------------------------------- ---------------------
       Total                                 8.21                8.54

Manufactured housing loans:
     ARM loans                               9.60                9.48
     Fixed                                   8.68                9.07
-------------------------------------------------------- ---------------------
       Total                                 8.70                9.08

Commercial loans                             8.01                8.01
-------------------------------------------------------- ---------------------

Aggregate weighted average coupon            8.30%               8.50%
-------------------------------------------------------- ---------------------

                                     Table 8
    Estimated Call Date and Weighted Average Coupon for Collateralized Bonds
                            As of September 30, 1999

                                ($ in thousands)

------------------------------------------------------ ----------------- --------------- ------------------------
                                                                            Current      Current Estimated Call
                                        Remaining         Bond Type           WAC                 Date
                                        Principal
------------------------------------------------------ ----------------- --------------- ------------------------
Commercial Capital Access One, Inc.:
  Series 1                           $       87,885         Fixed                8.53%                June 2008
  Series 2                                  230,347         Fixed                6.73%             October 2012
  Series 3                                  357,784         Fixed                6.61%            February 2009

Merit Securities Corporation:
  Series 11                                 851,392        Floating              5.77%            February 2001
  Series 12-1                               309,325         Fixed                6.56%               March 2004
  Series 12-2                               834,508        Floating              6.00%           September 2001
  Series 13                                 328,500         Fixed                7.60%              August 2004

                                                                                                October 1999 to
Other Collateralized Bonds                   19,965         Fixed                9.12%                 May 2006

Bond premium                                  3,187
Unamortized debt issuance costs              (9,641)
Accrued interest payable                      9,039
------------------------------------------------------ ----------------- -------------- ------------------------
Total Collateralized Bonds            $   3,022,291
------------------------------------------------------ ----------------- -------------- ------------------------


                                                           Table 9
                                                    Net Balance Sheet (1)
                                                      ($ in thousands)

                                                                            September 30,         December 31,
                                                                                 1999                 1998
                                                                           ----------------     -----------------
                                                                           ----------------

ASSETS
Investments:
   Collateral for collateralized bonds                                        $  3,855,189         $  4,293,528
   Less:  Collateralized bonds issued                                           (3,631,341)          (4,062,089)
                                                                           ----------------     -----------------
                                                                           ----------------
     Net investment in collateralized bonds                                        223,848              231,439
   Collateralized bonds retained                                                   607,162              389,842
   Securities                                                                      191,782              243,984
   Other investments                                                                50,965               30,371
   Loans held for securitization                                                   317,398              388,782
                                                                           ----------------     -----------------
                                                                                 1,391,155            1,284,418
   Investment in and advances to Dynex Holding, Inc.                               198,523              169,384
   Cash                                                                             49,612               30,103
   Accrued interest receivable                                                       4,978                9,093
   Other assets                                                                     11,862               18,488
                                                                           ----------------
                                                                           ================     =================
                                                                              $  1,656,130         $  1,511,486
                                                                           ================     =================
                                                                           ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Repurchase agreements                                                      $    598,288         $    528,283
   Notes payable                                                                   616,740              502,450
   Accrued interest payable                                                          6,387                8,403
   Other liabilities                                                                 8,223               16,318
   Dividends payable                                                                     -                3,228
                                                                           ----------------
                                                                           ----------------     -----------------
                                                                                 1,229,638            1,058,682
                                                                           ----------------     -----------------
                                                                           ----------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share,
     50,000,000 shares authorized:
       9.75% Cumulative Convertible Series A
         1,309,061 and 1,309,061 issued and outstanding, respectively               29,900               29,900
       9.55% Cumulative Convertible Series B
         1,912,434 and 1,912,434 issued and outstanding, respectively               44,767               44,767
       9.73% Cumulative Convertible Series C
         1,840,000 and 1,840,000 issued and outstanding, respectively               52,740               52,740
   Common stock, par value $.01 per share,
     100,000,000 shares authorized,
       11,443,545 and 46,027,426 issued and outstanding, respectively                  114                  460
   Additional paid-in capital                                                      352,010              352,382
   Accumulated other comprehensive loss                                            (28,390)              (3,097)
   Accumulated deficit                                                             (24,649)             (24,348)
                                                                           ----------------
                                                                           ----------------     -----------------
                                                                                   426,492              452,804
                                                                           ----------------
                                                                           ================     =================
                                                                              $  1,656,130         $  1,511,486
                                                                           ================     =================

     (1) This presents the balance sheet where the collateralized bonds are "netted" against the collateral for collateralized bonds. This presentation better illustrates the Company's net investment in the collateralized bonds and the collateralized bonds retained in its investment portfolio.


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

     Prepayments. Prepayments by borrowers on loans securitized by the Company may have an adverse impact on the Company's financial performance. Prepayments are expected to increase during a declining interest rate or flat yield curve environment. The Company's exposure to rapid prepayments is primarily (i) the faster amortization of premium on the investments and, to the extent applicable, amortization of bond discount, and (ii) the replacement of investments in its portfolio with lower yield securities. At September 30, 1999, the yield curve had steepened, and as a result, the Company expects a decline of prepayment rates during the fourth quarter in 1999.

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

     The following table summarizes the Company's net interest margin sensitivity analysis as of September 30, 1999 and June 30, 1999. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base case represents the interest rate environment as it existed as of September 30, 1999 and June 30, 1999. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model uses a dynamic prepayment model that applies a Constant Prepayment Rate (CPR) ranging from 6.0% for fixed-rate manufactured housing loans to 69.1% for single family ARM loans indexed to the six month certificate of deposit rate. The model varies the CPR based on the projected incentive to refinance for each loan type in any given period. While the Company's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future. Therefore, the following estimates should not be viewed as a forecast and no assurance can be given that actual results will not vary significantly from the analysis below.

 -------------------- -----------------------------------------------
     Basis Point
      Increase
    (Decrease) in
   Interest Rates      % Change in Net Interest Margin from Base Case
   Over 12 Months
 -------------------- ----------------------------------------------------
                        September 30, 1999             June 30, 1999
                      ------------------------    ------------------------

        +200                  (13.70)%                    (12.17)%
        +100                   (6.76)%                     (6.32)%
        Base                    -                           -
        -100                    6.73%                       5.52%
        -200                   13.51%                      11.60%
 -------------------- ------------------------ -- ------------------------

     The September 30, 1999 analysis illustrates that net interest margin is slightly more sensitive to interest rate changes than it was at June 30, 1999.

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

     Approximately $1.8 billion of the Company's investment portfolio as of September 30, 1999 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 64% and 27% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

     The remaining portion of the Company's investments portfolio as of September 30, 1999, approximately $2.6 billion, is comprised of loans or securities that have coupon rates that are either fixed or do not reset within the next 15 months. The Company has limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds and notes payable, and (ii) equity, which in the aggregate totals approximately $1.9 billion as of the same date. The Company's interest rate risk is primarily related to the rate of change in short term interest rates, not the level of short term interest rates.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     As disclosed in previous filings, Dynex Capital, Inc. (the "Company" or "Dynex") filed suit in February 1999 against AutoBond Acceptance Corporation (Amex: ABD) and AutoBond Master Funding Corporation V ("Funding"), a wholly-owned subsidiary of AutoBond , collectively "AutoBond", in Federal court seeking declaratory relief with respect to its rights and obligations under various agreements (the "Agreements") by and between the Company and AutoBond. AutoBond is a specialty consumer finance company that underwrites, acquires, services and securitizes retail installment contracts originated by automobile dealers to borrowers that are credit impaired. AutoBond filed suit against Dynex in the district court of Travis County, Texas (the "Texas Court") alleging breach of contract and other claims relating to the suspension of funding by Dynex of retail installment contracts originated by AutoBond. Dynex has subsequently withdrawn its suit in Federal court as the Texas Court was proceeding on a faster time schedule.

     On June 4, 1999, Dynex filed a counterclaim in the Texas Court to the AutoBond filing alleging, among other things, that Dynex was fraudulently induced into the Agreements, that AutoBond has breached the Agreements in the areas of underwriting, servicing and principal payments, and that AutoBond has breached its fiduciary duties to Dynex. In addition to the June 4, 1999 counterclaim, on June 17, 1999, Dynex filed an application in the Texas Court asking the Texas Court to enter a temporary injunction prohibiting AutoBond from continuing to exercise unlawful control over loan files and the servicing of loans and ordering of AutoBond to cooperate in the transition of the servicing and the loan files to a substitute servicer.

     On August 5, 1999, the Texas Court denied AutoBond's motion for injunctive relief against the Company pertaining to its suspension of funding by the Company of retail installment contracts originated by AutoBond. On August 26, 1999, the Texas Court granted Dynex's motion for temporary injunction ordering to immediately desist and refrain from continuing to act as servicer on the retail installment contracts which collateralize funding notes funded by the Company. AutoBond was ordered by the court to immediately transfer the servicing of the contracts to the Company. On August 30, 1999, the Texas Court denied AutoBond's motion for reconsideration of the temporary injunction. The servicing of such contracts has subsequently been transferred to a third party servicer engaged by Dynex.


     The Company is still a defendant in the lawsuit filed by AutoBond in the Texas Court relating to the funding of automobile installment contracts. The trial is currently scheduled to begin January 24, 2000.

     As of September 30, 1999, the outstanding balance of the auto loans underlying the funding notes was $115 million and the Company's carrying value of the funding notes was $104 million. The funding notes had a weighted-average coupon of 7.8% and the underlying auto loan collateral had a weighted-average coupon of 19.8%. The funding notes receive all the cash (less applicable servicing fees) received on the auto loans until paid in full.

     The Company is subject to various lawsuits as a result of its lending activities. The Company does not anticipate that the resolution of such lawsuits will have a material impact on the Company's financial condition.


Item 2.  Changes in Securities and Use of Proceeds

     The shareholders approved an amendment to the Company's Articles of Incorporation to effect a one-for-four split of the issued and outstanding shares of common stock which became effective August 2, 1999.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's special meeting of shareholders held on July 26, 1999, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, the following matter was voted upon and approved by shareholders.

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




      Dated:  November 15, 1999