Form 10-K
period 1999-12-31
DYNEX CAPITAL INC
filed 2000-04-18
CIK 826675

UNITED STATES
                                            SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D. C. 20549
                                                         FORM 10-K
(Mark One)
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                     For the fiscal year ended December 31, 1999
                                                            OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No XX

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     As of March 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $64,373,558 (11,444,188 shares at a closing price on The New York Stock Exchange of $5.625). Common stock outstanding as of March 31, 2000 was 11,444,188 shares.

     DOCUMENTS INCORPORATED BY REFERENCE Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 1999, are incorporated by reference into Part III.



                                                    DYNEX CAPITAL, INC.
                                               1999 FORM 10-K ANNUAL REPORT

                                                     TABLE OF CONTENTS
                                                                            PAGE
                                                          PART I

Item 1.           BUSINESS..............................................       3

Item 2.           PROPERTIES...........................................       12

Item 3.           LEGAL PROCEEDINGS....................................       12

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...      13

                                                          PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS......................       13

Item 6.           SELECTED FINANCIAL DATA..............................       14

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS........       15

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK..........................................       29

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........       31

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE...............       31

                                                         PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...       31

Item 11.          EXECUTIVE COMPENSATION...............................       32

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT................................       32

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......       32

                                                          PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K..............................       32

SIGNATURES        .....................................................       34

Item 1.    BUSINESS

                                                          GENERAL

     Dynex Capital, Inc. (the "Company") was incorporated in the Commonwealth of Virginia in 1987. The Company is a financial services company which invests in a portfolio of securities and investments backed principally by single family mortgage loans, commercial mortgage loans and manufactured housing installment loans. Such loans have been funded generally by the Company's loan production operations or purchased in bulk in the market. The Company's primary loan production operations have included commercial mortgage lending, single family mortgage lending (which was sold in 1996) and manufactured housing lending (which was sold in 1999). Through its specialty finance business, the Company also has provided for the purchase and leaseback of single family model homes to builders (which was sold in 1999) and the purchase and management of delinquent property tax receivables. Loans funded through the Company's production operations have generally been pooled and pledged (i.e. securitized) as collateral for non-recourse bonds ("collateralized bonds"), which provides long-term financing for such loans while limiting credit, interest rate and liquidity risk.

     The Company's principal source of earnings is net interest income from its investment portfolio. The Company's investment portfolio consists primarily of collateral for collateralized bonds, asset-backed securities and loans held for sale or securitization. The Company funds its investment portfolio with both borrowings and funds raised from the issuance of equity. For the portion of the investment portfolio funded with borrowings, the Company generates net interest income to the extent that there is a positive spread between the yield on the interest-earning assets and the cost of borrowed funds. The cost of the Company's borrowings may be increased or decreased by interest rate swap, cap or floor agreements. For the other portion of the investment portfolio funded with equity, net interest income is primarily a function of the yield generated from the interest-earning asset.

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

     During 1999, as a result of the difficult market environment for specialty finance companies such as the Company, the Company sold both its manufactured housing lending operations and model home purchase/leaseback business. Additionally, to conserve capital and to minimize its recourse borrowings, the Company decided in the fourth quarter of 1999 not to extend approximately $255.6 million of forward commitments to fund commercial mortgage loans and to sell versus securitize the commercial loans the Company held in inventory. This difficult market environment was a result of the disruption in the fixed income markets during the fourth quarter of 1998. As a result of such disruption, investors in fixed income securities generally demanded higher yields in order to purchase securities issued by such specialty finance companies. Additionally, the Company believes the ratings agencies imposed higher credit enhancement levels and other requirements on securitizations sponsered by specialty finance companies. The net result of such changes in the market (which appear to be permanent versus temporary at this time) reduced the Company's ability to compete against larger finance companies, investment banks and depository institutions, which generally have not been penalized by investors or ratings agencies when issuing fixed income securities. In addition, interim lenders that provided short-term funding to support the accumulation of loans for securitization have generally reduced their credit lines to specialty finance companies and otherwise tightened terms. As a result of the decision not to extend the forward commitments on commercial mortgage loans and the related decision to sell (versus securitize) many of the commercial mortgage loans in inventory, the Company recorded a charge in the fourth quarter of 1999 of $54.6 million.

     As more fully described in Note 1 in the accompanying consolidated financial statements, the Company is currently subject to certain significant risks and uncertainties, including violations of covenants in credit facilities, litigation, and the lack of access to new sources of capital. Management's plans concerning these risks and uncertainties are discussed in Note 1.


                                                Business Focus and Strategy

     The Company strives to create a diversified investment portfolio that in the aggregate generates stable income for the Company in a variety of interest rate environments and preserves the capital base of the Company. The Company historically focused on markets where it believed that it could generate investments for its portfolio at a lower cost than if these investments were purchased in the secondary market. Over the past five years, the markets that the Company has participated in have included single family mortgage lending, commercial mortgage lending, manufactured housing lending, and various specialty finance businesses, including purchase/leaseback of model homes and the purchase and collection of delinquent property tax receivables. As previously indicated, the Company sold its single family lending business in 1996, and its manufactured housing lending operations and its purchase/leaseback model home business in 1999. As a result of these sales and the decision not to extend the forward commitments on commercial mortgage loans, the Company expects very limited direct fundings in the foreseeable future.

     The Company has sought to generate growth in earnings and dividends per share in a variety of ways, including (i) adding investments to its portfolio when opportunities in the market are favorable; (ii) developing production capabilities to originate and acquire financial assets in order to create attractively priced investments for its portfolio, as well as control the underwriting and servicing of these assets; and (iii) increasing the efficiency with which the Company utilizes its equity capital over time. To increase potential returns to shareholders, the Company has employed leverage through the use of secured borrowings and repurchase agreements to fund a portion of its investment portfolio.

Prior Lending Operations

     The Company generally has been a vertically integrated lender by performing the sourcing, underwriting, funding and servicing of loans to maximize efficiency and provide superior customer service. The Company generally has focused on loan products that maximize the advantages of the REIT tax election and has emphasized direct relationships with the borrower and minimized, to the extent practical, the use of origination intermediaries. The Company has historically utilized internally generated guidelines to underwrite loans for all product types and maintained centralized loan pricing, and performed the servicing function for loans on which the Company has credit exposure.

     The following table summarizes the loan production activity for the three years ended December 31, 1999, 1998 and 1997.

                                                 Loan Production Activity
                                                     ($ in thousands)

   ------------------------------------------------ ------------------------------------------------------------
                                                                  For the Years Ended December 31
                                                    ------------------------------------------------------------
                                                           1999                1998                1997
   ------------------------------------------------ ------------------- ------------------- --------------------

   Commercial (1)                                     $     224,264       $     674,086       $     290,988
   Manufactured housing                                     494,081             482,979             265,906
   Specialty finance                                        140,763             196,224             168,965
   ------------------------------------------------ ------------------- ------------------- --------------------
      Total fundings through direct production              859,108           1,353,289             725,859
   Secured funding notes (2)                                 13,654             149,189                   -
   Securities acquired through bond calls                       224             455,714             493,152
   Single family fundings through bulk purchases                  -             562,045           1,271,479
   ------------------------------------------------ ------------------- ------------------- --------------------
     Total fundings                                   $     872,986       $   2,520,237       $   2,490,490
   ------------------------------------------------ ------------------- ------------------- --------------------

   Principal amount of loans and securities
     securitized or sold                              $     738,711       $   1,891,075       $   2,278,633
   ------------------------------------------------ ------------------- ------------------- --------------------

      (1)          Included in  commercial  fundings  were $136.7  million,  $228.6  million,  and $49.2 million of multifamily construction loans closed during years ended December 31, 1999, 1998 and 1997,  respectively.  As of December 31, 1999, $414.5 million of multifamily  construction loans have closed, of which only the amount drawn  for  these  loans  of  $115.5  million  is  included  in the  balance  of the  loans  held for sale or securitization at December 31, 1999.
      (2)          Secured by automobile installment contracts

     During 1999, the Company funded $224.3 million of commercial loans consisting of $136.7 million of construction loans, $57.3 million of multifamily loans and $30.3 million in other types of commercial loans. The majority of the multifamily loans funded in 1999 consist of mortgage loans on properties that have been allocated low income housing tax credits. As of March 31, 2000, commitments to fund commercial loans were approximately $26.0 million.

     Prior to the sale of the manufactured housing lending operations to Bingham Financial Services Corporation ("Bingham") (NASDAQ: BSFC) in December 1999, the Company funded $494.1 million of manufactured housing loans during 1999. The Company sold $77.3 million of such loans to Bingham as part of the sale transaction. The Company securitized a total of $601.8 million of its manufactured housing loans (including current and prior years' production) through the issuance of collateralized bonds during 1999.

     At December 31, 1999, the Company owned the right to call $353.9 million of securities previously issued by the Company once the outstanding balance of such securities reaches 10% or less of the original amount issued.

     The Company did not purchase any loans on a bulk basis in 1999, compared to $562.0 million of single family adjustable-rate ("ARM") loans bulk purchased in 1998. All of the single family ARM loans purchased in 1998 were securitized through the issuance of collateralized bonds.

     During June 1998, the Company entered into a series of agreements with AutoBond Acceptance Corporation ("AutoBond") (OTC: AUBD) to purchase "funding notes" secured by automobile contracts originated by AutoBond. The gross amount of funding notes purchased by the Company was $162.8 million. In February 1999, the Company suspended purchasing the funding notes as a result of the findings of compliance reviews done by third parties and other breeches of the agreements. As a result, AutoBond and related entities sued the Company in the district court of Travis County, Texas. On March 9, 2000, a jury entered a verdict in favor of AutoBond in an amount approximating $69 million. On April 17, 2000, based on motions filed by the Company, the judge presiding over the matter in Travis County proposed a judgement of approximately $27 million (which includes estimated prejudgment interest), in lieu of the approximate $69 million jury verdict. As a result, the Company recorded a litigation provision of $27.0 million effective for the year ended December 31, 1999. See Item 3. Legal Proceedings.

Asset Servicing

     As mentioned above, the Company's philosophy is generally to service assets that it has originated due to the retention of a portion of the credit risk on that asset. The Company established the capability to service both commercial and manufactured housing loans funded through its production operations in 1996. The manufactured housing servicing operations, and the associated $1.1 billion servicing portfolio, were sold in December 1999. The Company has retained credit risk on these loans through overcollateralization of approximately $110 million. As of December 31, 1999, the 60-plus day delinquencies on these $1.1 billion of loans was 1.42%. As of December 31, 1999, the Company had a commercial servicing portfolio totaling $1.2 billion. There were no delinquencies in the commercial loan servicing portfolio as of December 31, 1999. The Company may sell its commercial loan servicing portfolio during 2000.

     During 1997, the Company established a servicing function in Pittsburgh, Pennsylvania, to manage the collection of the Company's delinquent property tax receivables. The Company's responsibilities as servicer include contacting property owners, collecting voluntary payments, and foreclosing, rehabilitating and selling remaining properties if collection efforts fail. During 1999, the Company also established a satellite servicing office in Cleveland, Ohio. As of December 31, 1999, the Company had a servicing portfolio of $84.6 million of property tax receivables in seven states.

Securitization

     The Company historically has used funds provided by its senior notes, bank borrowings, repurchase agreements and equity to finance loan production when loans are initially funded. When a sufficient volume of loans was accumulated, generally between $300 million and $1 billion in principal amount, the loans were securitized through the issuance of mortgage or asset-backed securities in the form of collateralized bonds. The length of time between when the Company committed to fund the loan and when it securitized the loan varied depending on certain factors, including the length of the loan commitment (the Company has committed to fund various commercial and multifamily loans on a forward-basis), the loan volume by product type, market forces (e.g., whether there exists in
the  market  place   sufficient   purchasers  of  these  types  of  mortgage  or
asset-backed securities), and variations in the securitization process. In adverse market conditions, the Company may be unable to securitize the loans. Though the Company utilizes primarily committed facilities to finance its loan production prior to securitization, in adverse market conditions, the Company may have to sell loans at losses in order to repay these facilities. In the current environment, the Company is unable to economically securitize commercial mortgage loans. As a result, commercial mortgage loans remaining in the Company's inventory as of December 31, 1999 are now considered held for sale.

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

Master Servicing

     The Company performs the function of master servicer for certain of the securities it has issued. The master servicer's function typically includes monitoring and reconciling the loan payments remitted by the servicers of the loans, determining the payments due on the securities and determining that the funds are correctly sent to a trustee or investors for each series of securities. Master servicing responsibilities also include monitoring the servicers' compliance with its servicing guidelines. As master servicer, the Company is paid a monthly fee based on the outstanding principal balance of each such loan master serviced or serviced by the Company as of the last day of each month. As of December 31, 1999, the Company master serviced $3.0 billion in securities.



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

     The Company continuously monitors the aggregate cash flow, projected net yield and market value of its investment portfolio under various interest rate and prepayment environments. While certain investments may perform poorly in an increasing or decreasing interest rate environment, certain other investments may perform well, and others may not be impacted at all. Generally, the Company adds investments to its portfolio which are designed to increase the diversification and reduce the variability of the yield produced by the portfolio in different interest rate environments.

     Credit Quality. Excluding certain securities where the risk is primarily the rate of prepayments and not credit, 90.0 % of the Company's investments relate to securities rated AA or AAA by at least one nationally-recognized rating agency. These ratings are based on AAA rated bond insurance, third-party guarantees, mortgage pool insurance or subordination. On securities where the Company has retained a portion of the credit risk below the investment grade level (BBB), the Company's exposure to credit losses below the investment grade level was $229.3 million as of December 31, 1999. This credit exposure is reduced by reserves, discounts and third party guarantees of $49.9 million.

     Composition. The following table presents the balance sheet composition of the investment portfolio at fair market value by investment type and the percentage of the total investments as of December 31, 1999 and 1998.

-------------------------------------------- --------------------------------------------------------------
                                                                  As of December 31,
                                                          1999                           1998
                                             ------------------------------- ------------------------------
(amounts in thousands)                           Balance        % of Total       Balance       % of Total
-------------------------------------------- ----------------- ------------- ---------------- -------------
Investments:
   Collateral for collateralized bonds        $  3,700,714          90.0%      $  4,293,528        86.6%
   Securities:
     Funding Notes and Securities                   95,027           2.3            122,009         2.5
     Adjustable-rate mortgage securities            11,410           0.3             47,728         1.0
     Fixed-rate mortgage securities                  9,623           0.2             28,981         0.6
     Derivative and residual securities             11,651           0.3             18,894         0.4
     Other securities                                    -             -             26,372         0.5
   Other investments                                48,927           1.2             30,371         0.6
   Loans held for sale or securitization           232,384           5.7            388,782         7.8
-------------------------------------------- ----------------- ------------- ---------------- -------------

       Total investments                      $  4,109,736           100%      $  4,956,665         100%
-------------------------------------------- ----------------- ------------- ---------------- -------------

     Collateral for collateralized bonds. Collateral for collateralized bonds represents the single largest investment in the Company's portfolio. Collateral for collateralized bonds is composed primarily of securities backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family homes, fixed-rate mortgage loans secured by multifamily residential housing properties and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title, and property tax receivables. Interest margin on the net investment in collateralized bonds (defined as the principal balance of collateral for collateralized bonds less the principal balance of the collateralized bonds outstanding) is derived primarily from the difference between (i) the cash flow generated from the collateral pledged to secure the collateralized bonds and (ii) the amounts required for payment on the collateralized bonds and related insurance and administrative expenses. Collateralized bonds are generally non-recourse to the Company. The Company's yield on its net investment in collateralized bonds is affected primarily by changes in interest rates and prepayment rates and credit losses on the underlying loans. The Company may retain for its investment portfolio certain classes of the collateralized bonds issued and pledge such classes as collateral for repurchase agreements.

     Funding Notes and Securities. Funding Notes and Securities consist of fixed-rate securities secured by fixed-rate automobile installment contracts made to borrowers with limited access to traditional sources of credit. Such Funding Notes and Securities were purchased from limited purpose subsidiaries of AutoBond. The Funding Notes and Securities are carried at their estimated net realizable value.

     ARM securities. Another segment of the Company's portfolio is the investments in ARM securities. The interest rates on the majority of the Company's ARM securities reset every six months and the rates are subject to both periodic and lifetime limitations. Generally, the Company finances a portion of its ARM securities with repurchase agreements, which have a fixed rate of interest over a term that ranges from 30 to 90 days and, therefore, are not subject to repricing limitations. As a result, the net interest margin on the ARM securities could decline if the spread between the yield on the ARM security versus the interest rate on the repurchase agreement was reduced.

     Fixed-rate mortgage securities. Fixed-rate mortgage securities consist of securities that have a fixed-rate of interest for specified periods of time. The Company's yields on these securities are primarily affected by changes in prepayment rates. Such yields will decline with an increase in prepayment rates and will increase with a decrease in prepayment rates. The Company generally borrows against its fixed-rate mortgage securities through the use of repurchase agreements. Additionally, the net interest margin the Company realizes on its fixed-rate mortgage securities will be subject to the spread between the yield on the fixed-rate mortgage securities and the effective interest rate on the repurchase agreements. The effective interest rates on the repurchase agreements generally resets within 30-day intervals.

     Derivative and residual securities. Derivative and residual securities consist primarily of interest-only securities ("I/Os"), principal-only securities ("P/Os") and residual interests which were either purchased or were created through the Company's production operations. An I/O is a class of a collateralized bond or a mortgage pass-through security that pays to the holder substantially all interest. A P/O is a class of a collateralized bond or a mortgage pass-through security that pays to the holder substantially all principal. Residual interests represent the excess cash flows on a pool of mortgage collateral after payment of principal, interest and expenses of the related mortgage-backed security or repurchase arrangement. Residual interests may have little or no principal amount and may not receive scheduled interest payments. Included in the residual interests at December 31, 1999 was $8.6 million of equity ownership in residual trusts which own collateral financed with repurchase agreements, which had a fair value of $2.8 million. The Company's borrowings against its derivative and residual securities is limited by certain loan covenants to 3% of shareholders' equity. The yields on these securities are affected primarily by changes in prepayment rates and by changes in short-term interest rates.

     Other securities. Other securities consisted primarily of a corporate bond at December 31, 1998.

     Other investments. Other investments consists primarily of an installment note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996, and property tax receivables.

     Loans held for sale or securitization. As of December 31, 1999, all loans are held for sale and consist principally of multifamily permanent and construction mortgage loans. Since these loans are held for sale, the loans are carried at the lower of cost or market. Loans as of December 31, 1998 consisted principally of multifamily permanent and construction mortgage loans, commercial mortgage loans and manufactured housing loans. These loans were primarily held for securitization as of that date.


Investment Portfolio Risks

     The Company is exposed to several types of risks inherent in its investment portfolio. These risks include credit risk (inherent in the loans before securitization and the security structure after securitization), prepayment/interest rate risk (inherent in the underlying loan) and margin call risk (inherent in the security if it is used as collateral for recourse borrowings).

     Credit Risk. Credit risk is the risk of loss to the Company from the failure by a borrower (or the proceeds from the liquidation of the underlying collateral) to fully repay the principal balance and interest due on a loan. A borrower's ability to repay, or the value of the underlying collateral, could be negatively influenced by economic and market conditions. These conditions could be global, national, regional or local in nature. When a loan is funded and becomes part of the Company's investment portfolio, the Company has all of the credit risk on the loan should it default. Upon securitization of the pool of loans, the credit risk retained by the Company is generally limited to the net investment in collateralized bonds and subordinated securities. The Company provides for reserves for expected losses based on the current performance of the respective pool of loans; however, if losses are experienced more rapidly due to market conditions than the Company has provided for in its reserves, the Company may be required to provide for additional reserves for these losses.

     The Company began to retain a portion of the credit risk on securitized mortgage loans in 1994 as mortgage pool insurance became less available in the market and as the Company diversified into other products. The Company evaluates and monitors its exposure to credit losses and has established reserves and discounts for probable credit losses based upon anticipated future losses on the loans, general economic conditions and historical trends in the portfolio. As of December 31, 1999, the Company's credit exposure on securities rated below investment grade or as to overcollateralization was $229.3 million. This amount excludes funding notes and securities which are carried at estimated net realizable value, other investments and loans held for sale or securitization which are carried at the lower of cost or market. This amount is reduced by on-balance sheet reserves and discounts of $19.6 million, and third party guarantees of $30.3 million.

     Prepayment/Interest Rate Risk. The interest rate environment may also impact the Company. For example, in a rising rate environment, the Company's net interest margin may be reduced, as the interest cost for its funding sources (collateralized bonds, repurchase agreements, and committed lines of credit) could increase more rapidly than the interest earned on the associated asset financed. The Company's funding sources are substantially based on the one-month London InterBank Offered Rate ("LIBOR") and reprice monthly, while the associated assets are principally six-month LIBOR or one-year Constant Maturity Treasury ("CMT") based and generally reprice every six-to-twelve months. In a declining rate environment, net interest margin may be enhanced for the opposite reasons. However, in a period of declining interest rates, loans in the investment portfolio will generally prepay more rapidly (to the extent that such loans are not prohibited from prepayment), which may result in additional amortization expense of asset premium. In a flat yield curve environment (i.e., when the spread between the yield on the one-year Treasury and the yield on the ten-year Treasury is less than 1.0%), single-family ARM loans tend to rapidly prepay, causing additional amortization of asset premium. In addition, the spread between the Company's funding costs and asset yields would most likely compress, causing a further reduction in the Company's net interest margin. Lastly, the Company's investment portfolio may shrink, or proceeds returned from prepaid assets may be invested in lower yielding assets. The severity of the impact of a flat yield curve to the Company would depend on the length of time the yield curve remained flat.

     The Company strives to structure its investment portfolio to provide stable spread income in a variety of prepayment and interest rate scenarios. To manage prepayment risk (i.e. from a decline in long-term rates on fixed rate assets, or a flattening or inverse yield curve as to ARM assets), the Company minimizes the amount of "interest-only" investments or premium on assets. The Company has, in aggregate, $30.2 million of asset premium relating to assets with prepayment lockouts or yield maintenance provision for at least seven years, and $3.9 million of asset premium on its remaining assets. In addition, future earnings may be lower as a result of the reduction in the interest-earning assets from increased prepayment speeds or if the Company is otherwise unable to invest in new assets.

     The Company also views its hedging activities as a tool to manage interest rate risk. As mentioned previously, the Company finances its adjustable-rate assets, which primarily reprice typically every six months based on six-month LIBOR and one-year CMT and typically are limited to an interest rate adjustment of 1% increase every six months or a 2% increase every twelve months, with borrowings that reprice monthly indexed to one-month LIBOR and have no periodic caps. To manage the periodic interest rate risk associated with the Company's borrowings to the extent that interest rates rise more than 1% in a six-month period, the Company has entered into an interest rate swap agreement that has effectively capped the increase in the borrowing costs on $1.02 billion of borrowings to 1% during any six-month period. The terms of the swap are such that the Company pays the lesser of current six-month LIBOR, or six-month LIBOR, in effect 180 days prior plus 1%, and receives current six-month LIBOR. As this is an interest rate swap agreement, the Company recognizes the net additional interest income or expense from the interest rate swap as an adjustment to interest expense recognized on the borrowings. This swap agreement expires in 2001. As the adjustable-rate assets also have lifetime interest rate caps, the Company has $1.4 billion in interest rate cap agreements (with contracted rates between 9.0% and 11.5% based on six-month LIBOR and one-year CMT) to provide the Company with additional cash flow should short-term rates rise significantly. These cap agreements expire from 2001 to 2004.

     Margin Call Risk. The Company uses repurchase agreements to finance a portion of its investment portfolio. Margin call risk is the risk that the Company will be required to provide additional collateral to the counterparties of its secured recourse borrowings should the value of the asset pledged as collateral for the recourse borrowings decline. Generally, the Company pledges only investment grade rated securities or whole loans as collateral for recourse borrowings. The value of the pledged security or loan is impacted by a variety of factors, including the perceived credit risk of the security or loan, the type and performance of the underlying loans in the security, current market volatility, and the general amount of liquidity in the market place for the asset financed. In instances where market volatility is high, there are credit issues on the collateral, or where overall liquidity in the market has been reduced, the Company may experience margin calls from its lenders. Depending on the Company's current liquidity position, the Company may be forced to sell assets to meet margin calls, which may result in losses. The Company attempts to manage its margin call risk, and thereby limit its liquidity risk, by limiting the amount of its recourse borrowings to less than 2.5 times equity. As of December 31, 1999, the Company had repurchase agreements outstanding of $163.0 million. As of March 31, 2000, the Company had reduced the repurchase agreements outstanding to approximately $81.0 million.

     The Company also has liquidity risk inherent to its investment in certain residual trusts. These trusts are subject to margin calls and the Company, at its option, may provide additional equity to the trust to meet the margin call. Should the Company not provide the additional equity, the assets of the trust could be sold to meet the trusts' obligations, resulting in a potential loss to the Company. At December 31, 1999, the total amount of such investments was $8.6 million.

     Since 1996, the Company has structured all of its securitizations as non-recourse collateralized bonds, with the financing, in effect, incorporated into the bond structure. This structure eliminates the need for repurchase agreements on such collateral, and consequently eliminates the margin call risk and to a lesser degree the interest rate risk. During 1999, 1998 and 1997, the Company issued approximately $2.1 billion, $2.0 billion and $2.6 billion, respectively, in collateralized bonds. To the extent the Company were to issue securities in the future, the Company plans to continue to use collateralized bonds as its primary securitization vehicle.


                                             FEDERAL INCOME TAX CONSIDERATIONS

General

     Dynex REIT believes it has complied and, intends to comply in the future, with the requirements for qualification as a REIT under the Internal Revenue Code (the "Code"). To the extent that Dynex REIT qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed to shareholders. DHI and its subsidiaries, which conduct the production operations, are not qualified REIT subsidiaries and are not consolidated with Dynex REIT for either tax or financial reporting purposes. Consequently, the taxable income of DHI and its subsidiaries is subject to federal and state income taxes. Dynex REIT will include in taxable income amounts earned by DHI only when DHI remits its after-tax earnings in the form of a dividend to Dynex REIT.

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

     In December 1999, with an effective date of January 1, 2001, Congress signed into law several changes to the provisions of the Code relating to REITs. The most significant of these changes relates to the reduction of the distribution requirement from 95% to 90% of taxable income and the allowance of REITS to own 100% interest in its taxable REIT subsidiaries.

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

     Distributions. With respect to each taxable year, in order to maintain its REIT status, Dynex REIT generally must distribute to its shareholders an amount at least equal to 95% of the sum of its "REIT taxable income" (determined without regard to the deduction for dividends paid and by excluding any net capital gain) and any after-tax net income from certain types of foreclosure property minus any "excess noncash income." The Code provides that distributions relating to a particular year may be made in the following year, in certain circumstances. Dynex REIT will balance the benefit to the shareholders of making these distributions and maintaining REIT status against their impact on the liquidity of Dynex REIT. In an unlikely situation, it may benefit the shareholders if Dynex REIT retained cash to preserve liquidity and thereby lose REIT status. Effective January 1, 2001, the Code has reduced the distribution requirement from 95% of REIT taxable income to 90% of REIT taxable income.

     Ownership. In order to maintain its REIT status, Dynex REIT must not be deemed to be closely held and must have more than 100 shareholders. The closely held prohibition requires that not more than 50% of the value of Dynex REIT's outstanding shares be owned by five or fewer persons at anytime during the last half of Dynex REIT's taxable year. The more than 100 shareholder rule requires that Dynex REIT have at least 100 shareholders for 335 days of a twelve-month taxable year. In the event that Dynex REIT failed to satisfy the ownership requirements Dynex REIT would be subject to fines and required to take curative action to meet the ownership requirements in order to maintain its REIT status.

     For federal income tax purposes, Dynex REIT is required to recognize income on an accrual basis and to make distributions to its shareholders when income is recognized. Accordingly, it is possible that income could be recognized and distributions required to be made in advance of the actual receipt of such funds by Dynex REIT. The nature of Dynex REIT's investments is such that it expects to have sufficient assets to meet federal income tax distribution requirements.



Taxation of Distributions by Dynex REIT

     Assuming that Dynex REIT maintains its status as a REIT, any distributions that are properly designated as "capital gain dividends" will generally be taxed to shareholders as long-term or mid-term capital gains, regardless of how long a shareholder has owned his shares. Any other distributions out of Dynex REIT's current or accumulated earnings and profits will be dividends taxable as ordinary income. Distributions in excess of Dynex REIT's current or accumulated earnings and profits will be treated as tax-free returns of capital, to the extent of the shareholder's basis in his shares and, as gain from the disposition of shares, to the extent they exceed such basis. Shareholders may not include on their own tax returns any of Dynex REIT ordinary or capital losses. Distributions to shareholders attributable to "excess inclusion income" of Dynex REIT will be characterized as excess inclusion income in the hands of the shareholders. Excess inclusion income can arise from Dynex REIT's holdings of residual interests in real estate mortgage investment conduits and in certain other types of mortgage-backed security structures created after 1991. Excess inclusion income constitutes unrelated business taxable income ("UBTI") for tax-exempt entities (including employee benefit plans and individual retirement accounts) and it may not be offset by current deductions or net operating loss carryovers. In the unlikely event that Dynex REIT's excess inclusion income is greater than its taxable income, Dynex REIT's distribution would be based on Dynex REIT's excess inclusion income. Dividends paid by Dynex REIT to organizations that generally are exempt from federal income tax under Section 501(a) of the Code should not be taxable to them as UBTI except to the extent that (i) purchase of shares of Dynex REIT was financed by "acquisition indebtedness" or (ii) such dividends constitute excess inclusion income. In 1999, Dynex REIT's excess inclusion income was de minimus.

Taxable Income

     Dynex REIT uses the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with GAAP. These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. Dynex REIT has not yet finalized the determination of its taxable income for the year ended December 31, 1999. However, the Company believes that it has met all of the REIT distribution requirements of the Code.

                                                        REGULATION

     Prior to the sale of its manufactured housing lending operation, the Company was an approved mortgage and consumer loan originator and servicer, and therefore was subject to various federal and state regulations. A violation of such regulations while the Company owned such business may still result in a loss to the Company as a result of various representations and warranties made by the Company in regard to the sale of such business.

     Such rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. In particular, the Company was subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company's servicing activities were also subject to, among other laws, the Fair Credit Reporting Act and the Fair Debt Collections Practices Act. The Company's existing consumer-related servicing activities consist of collections on the delinquent property tax receivables. Such servicing operations are managed in compliance with the Fair Debt Collections Practices Act.

     The Company believes that it is in material compliance with all material rules and regulations to which it is subject.

                                                        COMPETITION

     The Company competes with a number of institutions with greater financial resources in originating and purchasing loans. In addition, in purchasing portfolio investments and in issuing securities, the Company competes with investment banking firms, savings and loan associations, commercial banks, mortgage bankers, insurance companies and federal agencies and other entities purchasing mortgage assets, many of which have greater financial resources than the Company.


                                                         EMPLOYEES

     As of December 31, 1999, Dynex REIT had 31 employees and DHI had 65 employees.

Item 2.    PROPERTIES

     The Company's executive and administrative offices and operations offices are both located in Glen Allen, Virginia, on properties leased by the Company which consist of approximately 32,000 square feet. The address is 10900 Nuckols Road, 3rd Floor, Glen Allen, Virginia 23060. The lease expires in 2003. DHI and subsidiaries also occupy space located in Glen Allen, Virginia; Shrewesberry, New Jersey; Cleveland, Ohio; Pittsburgh, Pennsylvania; and Versailles, Pennsylvania. These locations consist of approximately 14,250 square feet, and the leases associated with these properties, if any, expire in 2000 through 2001.

Item 3.    LEGAL PROCEEDINGS

     On February 8, 1999, AutoBond Acceptance Corporation ("AutoBond"), AutoBond Master Funding Corporation V ("Funding"), and its three principal common shareholders (collectively, the "Plaintiffs") commenced an action in the District Court of Travis County, Texas (250th Judicial District) against the Company and James Dolph (collectively, the "Defendants") alleging that the Company breached the terms of the Credit Agreement, dated June 9, 1998, by and among AutoBond, Funding and the Company. The terms of the Credit Agreement provided for the purchase by the Company of funding notes issued by Funding, and collateralized by automobile installment contracts ("Auto Contracts") acquired by AutoBond. The Company suspended purchasing the funding notes in February 1999 on grounds that AutoBond and Funding had violated certain provisions of the Credit Agreement. The Plaintiffs also alleged that the Defendants conspired to misrepresent and mischaracterize AutoBond's credit underwriting criteria and its compliance with such criteria with the intention of interfering and causing actual damage to AutoBond's business, prospective business and contracts.

     On August 26, 1999, the District Court of Travis County ordered AutoBond and Funding, through a temporary injunction action, to cooperate with the Company and permit the transfer of the servicing of the Auto Contracts from AutoBond to a third party servicer selected by the Company. The servicing was transferred on September 3, 1999.

     On March 9, 2000, a jury in the AutoBond action returned a verdict in favor of the Plaintiffs, and awarded AutoBond and Funding $18.7 million in direct lost profits and $50.5 million in lost future profits, for a total of $69.2 million. The Company filed on March 24, 2000 with the Court motions to set aside the verdict and to reduce the amount of the verdict, and on the same date, AutoBond filed a motion to the court to enter judgment. On April 17, 2000, in response to the various motions filed, the judge presiding over the matter in Travis County reduced the $69.2 million verdict awarded by the jury to approximately $27 million (which includes estimated prejudgment interest). As a result, the Company recorded a litigation provision of $27.0 million for the amount of the reduced judgment. Should AutoBond not accept the proposed judgment, the judge has indicated that he will grant Dynex a new trial. Should AutoBond accept the judgment, the Company is evaluating its options in the matter, which may include the appeal of the verdict and the resulting judgment. Factors for the Company to consider include the potential inability of the Company to post the amount of appeal bond necessary to secure an appeal. Should Dynex REIT not be able to secure an appeal bond for the full amount of the proposed judgement of $27 million, Texas State law would allow for Dynex REIT to present evidence to reduce the required amount of the appeal bond or to provide other collateral for the appeal. There can be no assurance that Dynex REIT will be allowed to post a reduced bond.

     The Company is also subject to other lawsuits or claims which arise in the ordinary course of its business, some of which seek damages in amounts which could be material to the financial statements. Although no assurance can be given with respect to the ultimate outcome of any such litigation or claim, the Company believes the resolution of such lawsuits or claims will not have a material affect on the Company's consolidated balance sheet, but could materially affect consolidated results of operations in a given year.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                                          PART II


Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Dynex Capital, Inc.'s common stock is traded on the New York Stock Exchange under the trading symbol DX. The common stock was held by approximately 3,663 holders of record as of February 29, 2000. During the last two years, the high and low closing stock prices and cash dividends declared on common stock, adjusted for the two-for-one stock split effective May 5, 1997 and the one-for-four reverse stock split effective August 2, 1999, were as follows:

--------------------------------------- -------------- ------------- -----------
                                                                         Cash
                                                                      Dividends
                                            High           Low         Declared
--------------------------------------- -------------- ------------- -----------
1999:
   First quarter                        $  22          $  11          $      -
   Second quarter                          16             8 1/4              -
   Third quarter                           13 3/16        5 1/2              -
   Fourth quarter                          8 5/8          6                  -
1998:
   First quarter                        $  54 1/2      $  47 3/4         $1.20
   Second quarter                          49 1/2         39 3/4          1.20
   Third quarter                           46             32 1/2          1.00
   Fourth quarter                          32 1/2         17 1/4             -
----------------------------------- -------------- ------------- ---------------


Item 6.    SELECTED FINANCIAL DATA
(amounts in thousands except share data)

----------------------------------------------------------------------------------------------------------------------------
  Years ended December 31,                                   1999          1998         1997         1996         1995
----------------------------------------------------------------------------------------------------------------------------
  Net interest margin                                     $    48,015    $  66,538    $  83,454    $  73,750    $   41,778
  Write-downs associated with commercial production           (59,962)  -            -            -            -
    operations
  (Loss) gain on sale of investments and trading          (12,682)      (2,714)      11,584       (385)        (7,060)
  activities
  Gain on sale of loan production operations              7,676         -            -            21,512       -
  Impairment charge and litigation provision - AutoBond     (31,732)      (17,632)     -            -            -
  Equity in net (loss) earnings of Dynex Holding, Inc.    (1,923)       2,456        (1,109)      (4,309)      11,600
  Other income                                            1,673         2,852        1,716        606          294
  General and administrative expenses                     (7,740)       (8,973)      (9,531)      (8,365)      (5,036)
  Net administrative fees and expenses to Dynex           (16,943)      (22,379)     (12,116)     (9,761)      (4,666)
  Holding, Inc.
  Extraordinary item - loss on extinguishment of debt     (1,517)       (571)        -            -            -
----------------------------------------------------------------------------------------------------------------------------
  Net (loss) income                                       $   (75,135)   $  19,577    $  73,998    $  73,048    $   36,910
----------------------------------------------------------------------------------------------------------------------------
  Total revenue                                           $   350,798    $ 410,821    $ 346,859    $ 333,029    $  250,830
----------------------------------------------------------------------------------------------------------------------------
  Total expenses                                          $   425,933    $ 391,244    $ 272,861    $ 259,981    $  213,920
----------------------------------------------------------------------------------------------------------------------------

  Income per common share before extraordinary item:
         Basic(1)                                         $    (7.53)    $     0.62   $     5.50   $     6.17   $     3.40
         Diluted (1)                                           (7.53)          0.62         5.48         5.94         3.40
  Net income per common share after extraordinary item:
         Basic(1)                                         $    (7.67)    $     0.57   $     5.50   $     6.17   $     3.40
         Diluted (1)                                           (7.67)          0.57         5.48         5.94         3.40
  Dividends declared per share:
    Common (1)                                            $     -        $    3.40    $    5.42    $    4.532   $     3.36
         Series A Preferred                                  1.17             2.37         2.71         2.375        1.17
         Series B Preferred                                  1.17             2.37         2.71         2.375        0.42
         Series C Preferred                                  1.46             2.92         2.92         0.600        -
  Return on average common shareholders' equity (2)        (27.3%)            2.0%         17.9%         21.6%        12.5%
  Total fundings                                      $   872,986       $2,520,237   $2,490,490    $1,508,780   $  916,570
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
  December 31,                                                1999         1998         1997         1996         1995
----------------------------------------------------------------------------------------------------------------------------
  Investments (3)                                           $4,109,736   $4,956,665   $5,211,009   $3,918,989   $3,421,470
  Total assets                                             4,190,896    5,178,848    5,367,413    3,980,820    3,482,702
  Non-recourse debt                                        3,282,378    3,665,316    3,632,079    2,149,068    843,856
  Recourse debt                                            537,098      1,032,733    1,133,536    1,294,972    2,237,571
  Total liabilities                                        3,865,824    4,726,044    4,806,504    3,477,203    3,127,879
  Shareholders' equity                                     325,072      452,804      560,909      503,617      354,823
  Number of common shares outstanding                      11,444,099   46,027,426   45,146,242   20,653,593   20,198,654
  Average number of common shares (1)                      11,483,977   11,436,599   10,757,845   10,222,395   10,061,386
  Book value per common share (1)                           $    17.53   $    27.75   $    37.59   $    34.60   $    26.11
----------------------------------------------------------------------------------------------------------------------------

(1)   Adjusted for two-for-one  common stock split effective May 5, 1997 and the  one-for-four  reverse common stock split effective
     August 2, 1999.
(2)   Excludes unrealized gain/loss on investments available-for-sale.
(3)   Investments classified as available  for sale are shown at fair value.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is a financial services company which invests in a portfolio of securities and investments backed principally by single family mortgage loans, commercial mortgage loans and manufactured housing installment loans. Such loans have been funded generally by the Company's loan production operations or purchased in bulk in the market. Loans funded through the Company's production operations have generally been pooled and pledged as collateral using a collateralized bond security structure, which provides long-term financing for the loans while limiting credit, interest rate and liquidity risk. FINANCIAL CONDITION

--------------------------------------------------------------------------------
                                                          December 31,
(amounts in thousands except per share data)       1999                 1998
----------------------------------------------------------- --------------------

Investments:
   Collateral for collateralized bonds        $   3,700,714       $    4,293,528
   Securities                                       127,711              243,984
   Other investments                                 48,927               30,371
   Loans held for sale securitization               232,384              388,782

Non-recourse debt                                 3,282,378            3,665,316
Recourse debt                                       537,098            1,032,733

Shareholders' equity                                325,072              452,804

Book value per common share                           17.53                27.75
-------------------------------------- -------------------- --------------------

     Collateral for  Collateralized  Bonds Collateral for  collateralized  bonds consists  primarily  of  securities  backed by  adjustable-rate  and  fixed-rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title and property tax receivables. As of December 31, 1999, Dynex REIT had 27 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $3.7 billion at December 31, 1999 compared to $4.3 billion at December 31, 1998. This decrease of $0.6 billion is primarily the result of $1.1 billion in paydowns on collateral, offset by the net addition of $0.6 billion of collateral as a result of the issuance of three series of collateralized bonds during 1999.

     Securities Securities consist primarily of fixed-rate "funding notes and securities" secured by automobile installment contracts and adjustable-rate and fixed-rate mortgage-backed securities. Securities also include derivative and residual securities. Derivative securities are classes of collateralized bonds, mortgage pass-through certificates or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses. Securities decreased to $127.7 million at December 31, 1999 compared to $244.0 million at December 31, 1998. The decrease was primarily the result of $79.0 million of paydowns and the sale of $70.7 million of securities during 1999. These decreases were partially offset by the purchase of $23.7 million of securities during 1999.

     Other Investments Other investments consist primarily of property tax receivables and a note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996. Other investments increased from $30.4 million at December 31, 1998 to $48.9 million at December 31, 1999. This increase of $18.5 million is primarily the result of the purchase of $20.5 million of property tax receivables during 1999.

     Loans Held for Sale or Securitization Loans held for sale or securitization decreased from $388.8 million at December 31, 1998 to $232.4 million at December 31, 1999. This decrease was primarily due to the securitization of $605.2 million of loans as collateral for collateralized bonds, the sale of $62.9 million of loans and the receipt of $27.7 million of paydowns during 1999. In addition, Dynex REIT recorded $31.6 million of writedowns on the commercial loans held for sale and wrote-off $28.4 million of deferred hedging positions which related to expired commercial loan commitments. These decreases were partially offset by new loan fundings from the Company's production operations totaling $639.3 million during 1999.

     Non-recourse Debt Collateralized bonds issued by Dynex REIT are recourse only to the assets pledged as collateral, and are otherwise non-recourse to Dynex REIT. Collateralized bonds decreased to $3.3 billion at December 31, 1999 from $3.7 billion at December 31, 1998. This decrease was primarily a result of principal paydowns made on all collateralized bonds of $1.1 billion during 1999. This decrease was partially offset by Dynex REIT adding $2.1 billion of collateralized bonds during 1999. Of this $2.1 billion of collateralized bonds, $1.5 billion related to the collapse and resecuritization of eight series of previously issued collateralized bonds.

     Recourse Debt Recourse debt decreased to $0.5 billion at December 31, 1999 from $1.0 billion at December 31, 1998. This decrease was primarily due to the securitization of $601.8 million of manufactured housing loans as collateral for collateralized bonds during 1999. These loans and securities were previously financed with $190.7 million of repurchase agreements and $328.4 million of notes payable. In addition, Dynex REIT paid off $175.8 million of notes payable primarily as a result of the sale of the Company's model home purchase/leaseback operations during 1999 and sold $70.7 million of securities which had been financed with $48.1 million of repurchase agreements during 1999. Also, repurchase agreements decreased $88.0 million as a result of the re-securitization of the collateral on the previously retained collateralized bonds during 1999. These decreases were partially offset by the addition of $391.8 million of notes payable as a result of additional loan fundings during 1999.

     Shareholders' Equity Shareholders' equity decreased to $334.1 million at December 31, 1999 from $452.8 million at December 31, 1998. This decrease was a combined result of a $45.4 million increase in the net unrealized loss on investments available for sale from $3.1 million at December 31, 1998 to $48.5 million at December 31, 1999 and a net loss after extraordinary item of $66.1 million during 1999. Dynex REIT also declared dividends of $6.5 million during 1999, resulting in a decline in shareholder's equity of such amount. In addition, Dynex REIT repurchased 66,100 of its common shares at an aggregate purchase price of $0.7 million during 1999.

                                                   RESULTS OF OPERATIONS

---------------------------------------------------------------- -------------------------------------------------
                                                                         For the Year Ended December 31,
(amounts in thousands except per share information)                   1999             1998            1997
---------------------------------------------------------------- ---------------- --------------- ----------------

Net interest margin                                                $     48,015     $     66,538    $     83,454
Write-downs associated with commercial production operations
                                                                        (59,962)               -               -
(Loss) gain on sale of investments and trading activities               (12,682)          (2,714)         11,584
Gain on sale of loan production operations                                7,676                -               -
Impairment charge and litigation provision - AutoBond                   (31,732)         (17,632)              -
Equity in (losses) earnings of DHI                                       (1,923)           2,456          (1,109)
General and administrative expenses                                       7,740            8,973           9,531
Net administrative fees and expenses to Dynex Holding, Inc.              16,943           22,379          12,116
Net income (loss) before preferred stock dividends                      (75,135)          19,577          73,998

Basic net income (loss) per common share(1)                      $       (7.67)   $        0.57   $        5.50
Diluted net income (loss) per common share(1)                    $       (7.67)   $        0.57   $        5.48

Dividends declared per share:
   Common(1)                                                     $           -            3.40            5.42
   Series A  and B Preferred                                              1.17            2.37            2.71
   Series C Preferred                                                     1.46            2.92            2.92
---------------------------------------------------------------- ---------------- --------------- ----------------

      (1)Adjusted for both the two-for-one common stock split effective May 5, 1997 and the one-for-four reverse common stock split effective August 2, 1999.

     1999 Compared to 1998. The decrease in net income and net income per common share during 1999 as compared to 1998 is primarily the result of (i) a decrease in net interest margin (ii) an increase in the loss on sale of investments and trading activities and (iii) write-downs associated with the commercial loan production operations. These decreases were partially offset by the reduction in general and administrative expenses and net administrative fees and expenses to Dynex Holding, Inc. and the gain on the sale of the model home purchase/leaseback and the manufactured housing lending operations in 1999.

     Net interest margin for the year ended December 31, 1999 decreased to $48.0 million, or 27.8%, over net interest margin of $66.5 million for the same period in 1998. This decrease in net interest margin was primarily the result of the decline in average interest-earning assets from $5.4 billion for the year ended December 31, 1998 to $4.6 billion for the year ended December 31, 1999. In addition, provision for losses increased to $16.2 million or 0.35% on an annualized basis of interest-earnings assets during the year ended December 31, 1999, compared to $6.4 million and 0.12% during the same period in 1998. This increase in provision for losses was a result of increasing the reserve for probable losses on the various loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk.

     During 1999, Dynex REIT recorded a loss of $31.6 million related to the writedown of $261.9 million of multifamily and commercial loans held for sale at December 31, 1999. In addition, the Company realized losses of $28.4 million, which were primarily related to the write-off of previously deferred hedging costs on $255.6 million of multifamily and commercial loan commitments which expired and were not extended by the Company during the fourth quarter of 1999 or during the first quarter of 2000. These costs were related to now-closed options and futures positions entered into by the Company in 1998 and 1999.

     The net loss on sale of investments and trading activities for the year ended December 31, 1999 increased to $12.7 million, as compared to $2.7 million for the same period in 1998. The increase for the year ended December 31, 1999 is primarily the result of a $9.3 million loss on the sale of $70.7 million of securities during 1999 and a $7.4 million loss on the sale of $58.7 million of commercial loans during 1999. These increases were partially offset by $4.2 million of realized gains on various derivative trading positions entered into during 1999. The loss on sale of investments and trading activities during 1998 is primarily the results of net losses recognized of $1.4 million on trading positions entered into during 1998.

     During 1999, Dynex REIT recorded an impairment charge of $4.7 million relating to the funding notes and other AutoBond securities held by the Company at December 31, 1999. In addition, Dynex REIT recorded a charge of $27.0 million related to the establishment of a reserve for the AutoBond litigation discussed in Item 3. Legal Proceedings. During 1998, Dynex REIT recorded charges to earnings totaling $17.6 million in regard to AutoBond related assets. This charge included an impairment charge on the funding notes of $14.0 million and $3.6 million to other AutoBond related securities.

     Net administrative fees and expenses to Dynex Holding, Inc. decreased $5.5 million, or 24.3%, to $16.9 million in the year ended December 31, 1999. This decrease is primarily the result of decreased origination volume of the Company's commercial loan production operations and the sale of the Company's model home purchase/leaseback and manufactured housing loan production operations during 1999.

     1998 Compared to 1997. The decrease in net income during 1998 as compared to 1997 is primarily the result of (i) a decrease in net interest margin, (ii) a decrease in the gain on sale of investments and trading activities, (iii) an impairment charge on AutoBond related assets, and (iv) an increase in net administrative fees and expenses to Dynex Holding, Inc. The decrease in net income per common share during 1998 as compared to 1997 is the combined result of the decrease in net income and an increase in the average number of common shares outstanding due to the issuance of new common stock and the partial conversion of outstanding preferred stock.

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

     Net administrative fees and expenses to DHI increased $10.3 million, or 84.7%, to $22.4 million in 1998. This increase was primarily a result of the continued growth in the Company's production operations, primarily in the manufactured housing and commercial lending business.

     The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                                       Average Balances and Effective Interest Rates

----------------------------------------- ---------------------------------------------------------------------------------
(amounts in thousands)                                                Year ended December 31,
----------------------------------------- ---------------------------------------------------------------------------------
                                                     1999                       1998                       1997
                                             Average      Effective      Average     Effective      Average     Effective
                                             Balance        Rate         Balance        Rate        Balance        Rate
----------------------------------------- -------------- ------------ -------------- ----------- -------------- -----------

Interest-earning assets (1):
   Collateral for collateralized bonds     $ 3,828,007        7.43%    $ 4,094,030       7.43%    $2,775,494        7.53%
   (2) (3)
   Securities                                  226,908        6.27         565,625       7.62      1,110,646        8.36
   Other investments                           202,111        8.50         196,759       8.17        136,189        8.27
   Loans held for sale or securitization       329,507        7.97         546,272       8.14        499,115        7.95
                                          -------------- ------------ -------------- ----------- -------------- -----------
                                          ============== ============ ============== =========== ============== ===========
     Total interest-earning assets         $ 4,586,533        7.46%    $ 5,402,686       7.54%    $4,521,444        7.80%
                                          ============== ============ ============== =========== ============== ===========
                                          ============== ============ ============== =========== ============== ===========

Interest-bearing liabilities:
   Non-recourse debt (3)                   $ 3,363,095        6.18%    $ 3,544,898       6.41%    $2,226,894        6.67%
   Recourse debt - collateralized bonds        271,919        5.71         523,208       5.90        419,621        5.82
   retained
                                          -------------- ------------ -------------- ----------- -------------- -----------
                                             3,635,014        6.14       4,068,106       6.34      2,646,515        6.53
   Recourse debt secured by investments:
     Securities                                143,392        6.51         422,164       5.91        931,334        5.74
     Other investments                         145,808        6.49         108,361       6.83         24,611        7.05
     Loans held for sale or                    259,061        5.50         415,778       5.57        354,116        5.83
     securitization
   Recourse debt - unsecured                   121,743        8.78         143,378       8.97         87,881        9.23
                                          ============== ============ ============== =========== ============== ===========
       Total interest-bearing              $ 4,305,018        6.21%    $ 5,157,787       6.34%    $4,044,457        6.38%
       liabilities
                                          ============== ============ ============== =========== ============== ===========
                                          ============== ============ ============== =========== ============== ===========

Net interest spread on all investments                        1.25%                      1.20%                      1.42%
(3)
                                                         ============                ===========                ===========
                                                         ============                ===========                ===========

Net yield on average interest-earning                         1.63%                      1.49%                      2.10%
assets
                                                         ============                ===========                ===========
                                                         ------------                -----------                -----------

----------------------------------------- -------------- ------------ -------------- ----------- -------------- -----------

(1)  Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115,
     "Accounting for Certain Investments in Debt and Equity Securities," to record available for sale securities at fair value.
(2)  Average  balances  exclude funds held by trustees of $1,844,  $3,189 and $2,481 for the years ended December 31, 1999,
     1998 and 1997, respectively.
(3)  Effective rates are calculated excluding  non-interest  related  collateralized bond expenses and provision for credit losses.

     1999 compared to 1998. The net interest spread increased to 1.25% for the year ended December 31, 1999 from 1.20% for the same period in 1998. This increase was primarily due to a reduction in premium amortization expense related to collateral for collateralized bonds, which decreased from $27.5 million for the year ended December 31, 1998 to $16.3 million for the year ended December 31, 1999. The overall yield on interest-earnings assets decreased to 7.46% for the year ended December 31, 1999 from 7.54% for the same period in 1998. The cost of interest-bearing liabilities decreased to 6.21% for the year ended December 31, 1999 from 6.34% for the same period in 1998.

     Individually, the net interest spread on collateral for collateralized bonds increased 20 basis points, from 109 basis points from the year ended December 31, 1998 to 129 basis points for the same period in 1999. This increase was primarily due to lower premium amortization caused by decreased prepayments during the year ended December 31, 1999 compared to the same period in 1998. The net interest spread on securities decreased 195 basis points, from 171 basis points for the year ended December 31, 1998 to a negative 24 basis points for the year ended December 31, 1999. This decrease was primarily the result of a 150 basis point increase during 1999 of the interest rate on the notes payable secured by the Funding Notes, from one-month LIBOR plus 150 basis points to one-month LIBOR plus 300 basis points, and the sale of certain higher coupon collateral during the third quarter of 1998. In addition, several of the Company's residual ARM trusts were placed on non-accrual status during the third quarter of 1998. The net interest spread on other investments increased 67 basis points, from 134 basis points for the year ended December 31, 1998 to 201 basis points for the same period in 1999, primarily due to the purchase of higher yielding property tax receivables during 1999. The net interest spread on loans held for sale or securitization decreased 10 basis points, from 257 basis points for the year ended December 31, 1998, to 247 basis points for the same period in 1999. This decrease is primarily attributable to the funding of lower coupon collateral during 1999.

     1998 compared to 1997. The net interest spread decreased to 1.20% for the year ended December 31, 1998 from 1.42% for the same period in 1997. This decrease was due to the reduction in interest-earning asset yields from increased premium amortization expense and the addition of lower yielding assets to the investment portfolio. The overall yield on interest-earning assets decreased to 7.54% for year ended December 31, 1998, from 7.80% for the same period in 1997 while the cost of interest-bearing liabilities remained relatively flat for the year ended December 31, 1998 compared to the same period in 1997.

     Individually, the net interest spread on collateralized bonds increased 9 basis points, from 100 basis points for the year ended December 31, 1997 to 109 basis points for the same period in 1998. This slight increase was primarily due to the securitization of collateral which has a lower premium as a percentage of principal, during the second quarter of 1998. In addition, one-month LIBOR decreased 27 basis points during the fourth quarter of 1998 which increased the net interest spread on collateralized bonds since the ARM loans underlying the collateralized bonds take on average three to six months to adjust to lower interest rates. The net interest spread on securities decreased 91 basis points, from 262 basis points for the year ended December 31, 1997 to 171 basis points for the year ended December 31, 1998. This decrease was primarily the result of the sale of certain higher coupon collateral during the third quarter of 1998 along with the purchase of lower coupon fixed-rate mortgage securities during the first quarter of 1998. In addition, certain assets were placed on non-accrual status during 1998. The net interest spread on other investments increased 12 basis points, from 122 basis points for the year ended December 31, 1997, to 134 basis points for the year ended December 31, 1998, due primarily to lower borrowing costs associated with the Company's single family model home purchase and leaseback business during 1998. The net interest spread on loans held for securitization increased 45 basis points, from 212 basis points for the year ended December 31, 1997, to 257 basis points for the same period in 1998. This increase is primarily attributable to lower borrowing costs as a result of higher level of compensating cash balances during the year ended December 31, 1998 compared to the same period in 1997. Credits earned from these compensating cash balances are used by the Company to offset interest expense.



     The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

--------------------------------------------------------------------------------------------------------------------
                                                     1999 to 1998                         1998 to 1997
--------------------------------------------------------------------------------------------------------------------
                                             Rate       Volume       Total        Rate       Volume       Total
--------------------------------------------------------------------------------------------------------------------

  Collateral for collateralized bonds      $ 245   $  (19,769)  $ (19,524)   $  (2,895)  $   97,943   $  95,048
  Securities                              (6,582)     (22,280)    (28,862)      (7,583)     (42,135)    (49,718)
  Other investments                          667          444       1,111         (141)       4,949       4,808
  Loans held for sale or securitization     (870)     (17,303)    (18,173)         933        3,820       4,753
--------------------------------------------------------------------------------------------------------------------

  Total interest income                   (6,540)     (58,908)    (65,448)      (9,686)      64,577      54,891
--------------------------------------------------------------------------------------------------------------------

  Non-recourse debt                       (7,905)     (11,401)    (19,306)      (5,991)      84,638      78,647
  Recourse debt - collateralized bonds      (939)     (14,386)    (15,325)         342        6,106       6,448
  retained
--------------------------------------------------------------------------------------------------------------------
    Total collateralized bonds            (8,844)     (25,787)    (34,631)      (5,649)      90,744      85,095
  Recourse debt secured by investments:
    Securities                             2,322      (18,174)    (15,852)       1,603      (30,484)    (28,881)
    Other investments                       (391)       2,481       2,090          (55)       5,804       5,749
    Loans held for sale or securitization   (281)      (8,739)     (9,020)        (990)       3,514       2,524
  Recourse debt - unsecured                 (267)      (1,905)     (2,172)        (235)       4,986       4,751
--------------------------------------------------------------------------------------------------------------------

  Total interest expense                  (7,461)     (52,124)    (59,585)      (5,326)      74,564      69,238
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

  Net margin on portfolio                $   921   $   (6,784)  $  (5,863)   $  (4,360)  $   (9,987)  $ (14,347)
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

Interest Income and Interest-Earning Assets

     Approximately $1.6 billion of the investment portfolio as of December 31, 1999 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 64% of the ARM loans underlying the ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 27% are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and ARM and fixed mortgage securities by type of underlying loan. This table excludes other derivative and residual securities, other securities, other investments and loans held for securitization.

                                           Investment Portfolio Composition (1)
                                                      ($ in millions)

------------------------------- ------------------ ------------------- --------------------- --------------- ---------------
                                                                       Other Indices Based
                                 LIBOR Based ARM     CMT Based ARM          ARM Loans          Fixed-Rate
December 31,                          Loans              Loans                                   Loans           Total
------------------------------- ------------------ ------------------- --------------------- --------------- ---------------
1998                              $    1,644.0       $      720.4        $     195.4           $    1,704.0    $    4,263.8
1999                                   1,048.5              430.8              121.1                2,061.5         3,661.9
------------------------------- ------------------ ------------------- --------------------- --------------- ---------------

     (1)  Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed securities.

     The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, premiums on the collateral for collateralized bonds, ARM securities and fixed-rate securities at December 31, 1999 were $38.3 million, or approximately 1.03% of the aggregate balance of collateral for collateralized bonds, ARM securities and fixed-rate securities. Of this $38.3 million, $34.5 million relates to the premium on multifamily and commercial mortgage loans that have prepayment lockouts or yield maintenance for at least seven years. Amortization expense as a percentage of principal paydowns has increased to 1.43% for the year ended December 31, 1999 from 1.24% primarily due to the multifamily and commercial securitization during the fourth quarter of 1998. The amortization expense as a percentage of principal paydowns decreased from 1.85% for the year ended December 31, 1997 to 1.24% for the same period in 1998 as the investment portfolio mix changed to assets funded primarily at par or at a discount during 1998. The principal repayment rate (indicated in the table below as "CPR
Annualized Rate") was 20 % for the year ended December 31, 1999. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans. Excluded from this table are loans held for sale or securitization, which are carried at the lower of cost or market as of December 31, 1999.

                                              Premium Basis and Amortization
                                                      ($ in millions)

-----------------------------------------------------------------------------------------------------
                                                                                      Amortization
                                                   CPR Annualized                    Expense as a %
                     Net Premium    Amortization        Rate          Principal       of Principal
                                      Expense                          Paydowns         Paydowns
-----------------------------------------------------------------------------------------------------
1997                 $  56.9        $   18.4             37%       $     993.2           1.85%
1998                    77.8            27.5             41%           2,215.2           1.24%
1999                    38.3            16.3             20%           1,145.8           1.43%
-----------------------------------------------------------------------------------------------------

Credit Exposures

     The Company securitizes its loan production into collateralized bonds or pass-through securitization structures. With either structure, the Company may use overcollateralization, subordination, third-party guarantees, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing as a form of credit enhancement. With all forms of credit enhancement, the Company may retain a limited portion of the direct credit risk after securitization.

     The following table summarizes the aggregate principal amount of collateral for collateralized bonds and ARM and fixed-rate mortgage pass-through securities outstanding; the direct credit exposure retained by the Company (represented by the amount of overcollateralization pledged and subordinated securities owned by the Company and rated below BBB by one of the nationally recognized rating agencies), net of the credit reserves maintained by the Company for such exposure; and the actual credit losses incurred for each year. Credit reserves maintained by the Company and included in the table below includes third-party reimbursement guarantees of $30.3 million. The table excludes any risks related to representations and warranties made on loans funded by the Company and securitized in mortgage pass-through securities generally funded prior to 1995. This table also excludes any credit exposure on loans held for sale or securitization, funding notes and securities, and other investments. The increase in net credit exposure as a percentage of the outstanding loan principal balance from 3.64% at December 31, 1998 to 4.86% at December 31, 1999 is related primarily to the credit exposure retained by the Company on its manufactured housing securitizations issued during 1999.

                                        Credit Reserves and Actual Credit Losses
                                                      ($ in millions)

-------------------------------------------------------------------------------------------------------------
                                          Credit Exposure,                      Credit Exposure, Net of
                      Outstanding Loan          Net          Actual Credit   Credit Reserves to Outstanding
                     Principal Balance   of Credit Reserves     Losses                Loan Balance
-------------------------------------------------------------------------------------------------------------
1997                   $     5,153.1           $    86.6      $  19.8                    1.68%
1998                         4,389.7               159.7         20.3                    3.64%
1999                         3,770.3               183.2         19.7                    4.86%
-------------------------------------------------------------------------------------------------------------

     The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which Dynex REIT has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding collateral decreased to 1.64% at December 31, 1999 from 2.36% at December 31, 1998. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of December 31, 1999, management believes the level of credit reserves are sufficient to cover any losses which may occur as a result of current delinquencies presented in the table below.

                                 Delinquency Statistics (1)

--------------------------------------------------------------------------------
             60 to 89 days delinquent      90 days and over
December 31,                                delinquent (2)                 Total
--------------------------------------------------------------------------------
1997                  0.51%                     2.82%                      3.33%
1998                  0.25%                     2.11%                      2.36%
1999                  0.27%                     1.37%                      1.64%
--------------------------------------------------------------------------------
             (1)   Excludes funding notes and securities.
             (2)   Includes foreclosures, repossessions and REO.


     The following table summarizes the credit rating for collateral for collateralized bonds, securities and certain other investments held in the investment portfolio, presented on a gross basis (i.e., the collateralized bonds are not netted against the associated pledged collateral). This table excludes $18.1 million of other derivative and residual securities (as the risk on such securities is primarily prepayment-related, not credit-related), other investments and loans held for sale or securitization. The table also excludes the Funding Notes and Securities, aggregating $90.7 million, which are not rated. The balance of the investments rated below A are net of credit reserves and discounts. All balances exclude the related mark-to-market adjustment on such assets. At December 31, 1999, securities with a credit rating of AA or better were $3.2 billion, or 90.4% of the total.

                                             Investments by Credit Rating (1)
                                                      ($ in millions)

----------------- ------------- ------------- ------------- ------------- -------------- ------------- ------------- -------------
                                                             Below BBB
                     AAA/AA                       BBB         Carrying       AAA/AA                    BBB Percent    Below BBB
                    Carrying     A Carrying     Carrying       Value       Percent of     A Percent      of Total     Percent of
December 31,         Value         Value         Value                        Total        of Total                     Total
----------------- ------------- ------------- ------------- ------------- -------------- ------------- ------------- -------------
1998              $  3,815.6      $  206.2      $   97.6      $   14.4        92.3%           5.0%         2.4%          0.3%
1999                 3,154.4         191.4         123.3          19.8        90.4%           5.5%         3.5%          0.6%
----------------- ------------- ------------- ------------- ------------- -------------- ------------- ------------- -------------

(1)   Carrying value does not include funding notes and securities, derivative and residual securities, certain other investments which are not debt securities and loans held for securitization.  Balances also exclude the mark-to-market adjustment.
     Carrying value also excludes $238.3 million of overcollateralization, net of $55.1 million of reserves.

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



                                              LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations from a variety of sources. These sources include cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments, common stock offerings through the dividend reinvestment plan, short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of collateralized bonds). Historically, cash flow generated from the investment portfolio has satisfied its working capital needs, and the Company has had sufficient access to capital to fund its loan production operations, on both a short-term (prior to securitization) and long-term (after securitization) basis. However, market conditions since October 1998 have substantially reduced the Company's access to capital. The Company is currently unable to access additional short-term warehouse lines of credit to replace maturing lines, and is unable to access efficiently the asset-backed securities market to meet its long-term funding needs. Largely as a result of its inability to access additional capital, the Company sold its manufactured housing and model home purchase/leaseback operations in 1999, and ceased issuing new commitments in its commercial lending operations. The Company is attempting to substantially reduce both its short-term debt and capital requirements. The Company's current focus is the repayment of its recourse debt, which includes substantially all of the short-term warehouse lines of credit and repurchase agreements.

     A substantial portion of the assets are pledged to secure indebtedness incurred by Dynex REIT. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of Dynex REIT in the event of the liquidation, except to the extent that the liquidation proceeds of such assets exceeds the amount of the indebtedness they secure.

     As more fully described below, the Company was in default of certain covenants in its secured credit facilities and its unsecured senior notes issued in September 1994. As of April 14, 2000, the Company had not secured waivers for all of the defaults; however, none of the respective lenders had accelerated amounts outstanding as of that date as a result of the defaults. See further discussion in Liquidity and Capital Resources and Notes 1 and 7 in the accompanying consolidated financial statements.

Non-recourse Debt

     Dynex REIT, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex REIT. Collateral for collateralized bonds are not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At December 31, 1999, Dynex REIT had $3.3 billion of collateralized bonds outstanding as compared to $3.7 billion at December 31, 1998.

Recourse Debt

     Secured.  At  December  31,  1999,  Dynex  REIT had four  committed  credit facilities aggregating $699 million, comprised of (i) a $195 million credit line, expiring on May 29, 2000, from a consortium of commercial banks primarily for the warehousing of multifamily construction and permanent loans (including providing the letters of credit for tax-exempt bonds), (ii) a $400 million credit line, expiring on April 28, 2000 from an investment bank primarily for the warehousing of permanent loans on multifamily and commercial properties,
(iii) a $100 million credit line, expiring on May 10, 2000 from an investment bank for the warehousing of the funding notes and securities , and (iv) a $4 million credit line, expiring on December 15, 2000, from a finance company for the warehousing of model homes not included in the sale of the related business. While Dynex REIT has received bids for the sale of a substantial portion of the assets that secure the credit lines expiring on April 28, 2000 and May 29, 2000, it is unlikely that Dynex REIT will be able to payoff such credit lines by the respective maturity dates. Although, the Company will seek extensions to the maturity dates, there can be no assurances that the lenders will agree to such extensions. In the event that the lenders declare an event of default, the underlying credit line agreements provide for the liquidation of the pledged collateral. In such a scenario it is likely that the Company will suffer losses on the sale of the collateral. For the credit line expiring May 10, 2000, Dynex REIT and the lender executed a letter of intent dated April 10, 2000 whereby the collateral currently pledged to the line is instead pledged to a senior/subordinate security structure. Under the terms of the letter, the lender will "purchase" the senior security, the proceeds of which are then used to repay the remaining amount outstanding under the credit line. Dynex REIT will retain the subordinate class. The security will provide for the full amortization of the senior class before any cash flow is paid on the subordinate class. The above lines of credit include various representations and covenants. Dynex REIT was in violation of certain covenants on the credit lines expiring on April 28, 2000 and May 29, 2000 relating primarily to minimum net worth and minimum senior unsecured ratings requirements, and the receipt of a going concern opinion from its auditors. Dynex REIT has received waivers from the investment bank on the credit line expiring on April 28, 2000 for the minimum senior unsecured ratings and minimum net worth requirements. Dynex REIT has not received a waiver for the uncured covenant violation for the receipt of a going concern opinion. As of April 14, 2000, the investment bank has not notified the Company formally in writing as required by the loan agreement that it has (i) terminated its commitments to lend or (ii) declared all or a portion of the loan due and payable. Dynex REIT has also not received waivers for any uncured covenant violations from the bank consortium on the credit line expiring on May 29, 2000. As of April 14, 2000, the bank syndicate has not formally notified Dynex REIT in writing as required by the loan documentation, that it has (i) terminated its commitment to lend or (ii) declared all or a portion of the loan due and payable. The Company's recourse credit facilities generally contain cross-default provisions whereby a default under any one credit facility is a default on each of the other credit facilities.

     The following table summarizes the committed credit facilities at December 31, 1999 expiring in 2000. Dynex REIT had $246.2 million outstanding under its committed credit facilities at December 31, 1999.

                                                Committed Credit Facilities
                                                   At December 31, 1999
                                                      ($ in millions)

-------------------------------------------- ----------------- ---------------- ----------------- -----------------------
                                                                   Current         Balance of
                                                                 Outstanding        Pledged       Expiration of Facility
Collateral Type                                Credit Limit      Borrowings        Collateral
-------------------------------------------- ----------------- ---------------- ----------------- -----------------------
Various    (primarily     commercial    and
   manufactured housing)                     $       195.0     $      111.6         $135.9                 May 29, 2000
Commercial                                           400.0             83.6          135.4            April 28, 2000
Funding Notes and Securities                         100.0             47.8          115.8             May 10, 2000
Model homes                                            3.7              3.7            4.1          December 15, 2000
                                             ----------------- ---------------- ----------------- -----------------------
                                                     698.7            246.7          391.2
Less:  deferred facility expenses                      -               (0.5)           -
-------------------------------------------- ----------------- ---------------- ----------------- -----------------------
Total                                         $      698.7     $      246.2         $391.2
-------------------------------------------- ----------------- ---------------- ----------------- -----------------------

     Dynex REIT also uses repurchase agreements to finance a portion of its investments, which generally have maturities of thirty-days or less. Repurchase agreements allow Dynex REIT to sell investments for cash together with a simultaneous agreement to repurchase the same investments on a specified date for a price which is equal to the original sales price plus an interest component. At December 31, 1999, outstanding obligations under all repurchase agreements totaled $163.0 million compared to $529.1 million at December 31, 1998. As of April 14, 2000, Dynex REIT had repurchase agreements outstanding of $74.7 million, substantially all with one counterparty. Dynex REIT has provided collateral worth an estimated fair market value of $91.1 million to support the amount of the repurchase agreement outstanding. All repurchase agreements with such counterparty are on an "overnight" or one-day basis. The following table summarizes the outstanding balances of repurchase agreements by credit rating of the related assets pledged as collateral to support such repurchase agreements as of December 31, 1999 and 1998. The table excludes repurchase agreements used to finance loans held for sale or securitization.

                                  Repurchase Agreements by Rating of Investments Financed
                                                      ($ in millions)

--------------------------- -------------- --------------- --------------- --------------- --------------- --------------
December 31,                     AAA             AA              A              BBB          Below BBB         Total
--------------------------- -------------- --------------- --------------- --------------- --------------- --------------
1998                         $   124.5      $   109.5        $   91.4        $   65.6         $   -          $   391.0
1999                              77.9           14.9             4.4            65.3             0.5            163.0
--------------------------- -------------- --------------- --------------- --------------- --------------- --------------

     Increases in short-term interest rates, long-term interest rates or market risk could negatively impact the valuation of securities and may limit Dynex REIT's borrowing ability or cause various lenders to initiate margin calls for securities financed using repurchase agreements. Additionally, certain investments are classes of securities rated AA, A or BBB that are subordinated to other classes from the same series of securities. Such subordinated classes may have less liquidity than securities that are not subordinated and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying loans or receivables. In instances of a downgrade of an insurer or the deterioration of the credit quality of the underlying collateral, Dynex REIT may be required to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses.

     Unsecured. Since 1994, Dynex REIT has issued three series of unsecured notes payable totaling $150 million. These notes payable had an outstanding balance at December 31, 1999 of $110.8 million. The Company has $97.3 million outstanding of its July 2002 senior notes (the "2002 Notes") and $13.5 million outstanding on notes issued in September 1994 (the "1994 Notes"). During the year ended December 31, 1999, Dynex REIT extinguished $2.75 million of the 2002 Notes resulting in a $0.6 million extraordinary gain. Effective May 15, 1999, the Company amended the 1994 Notes. In return for certain covenant relief related to the fixed-charge coverage requirements of the 1994 Notes, the Company agreed to (i) convert the principal amortization of the 1994 Notes from annual to monthly and (ii) shorten the remaining principal amortization period from 30 months to 16 months. Monthly amortization for the 1994 Notes through August 2000 approximates $1.7 million per month. As of December 31, 1999, the Company was in violation of certain covenants in the 1994 Notes including the minimum net worth requirement and the covenant requiring an unqualified audit opinion. These violations resulted in an immediate event of default; however, the holders of the 1994 Notes have not accelerated the remaining amounts due.

     The 2002 Notes also contain covenants which provide for the acceleration of amounts outstanding under the 2002 Notes should Dynex REIT default under other credit agreements in excess of $10 million, and such amounts outstanding under the other credit agreements are accelerated by the respective lender.

     Total recourse debt decreased from $1.0 billion for December 31, 1998 to $0.5 billion for December 31, 1999. This decrease was primarily due to the securitization of $601.8 million of manufactured housing loans as collateral for collateralized bonds during 1999. These loans and securities were previously financed with $190.7 million of repurchase agreements and $328.4 million of notes payable. In addition, Dynex REIT paid off $175.8 million of notes payable as a result of the sale of the Company's model home and manufactured housing operation during 1999 and sold $70.7 million of securities which had been financed with $48.1 million of repurchased agreements during 1999. Also, repurchase agreements decreased $88.0 million as a result of the re-securitization of the collateral on the previously retained collateralized bonds during 1999. These decreases were partially offset by the addition of $391.8 million of notes payable as a result of additional loan fundings during 1999. Total recourse debt should continue to decline during 2000 as Dynex REIT continues to sell loans held for sale and receives payments on the funding notes.

                                                    Total Recourse Debt
                                                      ($ in millions)

----------------------------------------------------------------------------------------------------------
                                                        Total Recourse Debt to      Recourse Interest
December 31,                   Total Recourse Debt              Equity                Coverage Ratio
----------------------------------------------------------------------------------------------------------
1997                             $      1,133.5                  212%                     1.82%
1998                                    1,032.7                  194%                     1.20%
1999                                      537.1                  151%                     0.26%
-----------------------------------------------------------------------------------------------------------


     In connection with the AutoBond litigation as discussed in Item 3 Legal Proceedings, in order to appeal the approximately $27 million proposed judgment, Dynex REIT is generally required to post an appeal bond in an amount equal to the judgment. Dynex REIT's ability to secure an appeal bond is dependent on the amount of the collateral required by the surety bond provider. Generally, appeal bonds are substantially secured by letters of credit or cash. Dynex REIT does not have sufficient cash reserves to fully collateralize an appeal bond or to post a letter of credit. Should Dynex REIT not be able to secure an appeal bond for the full amount of the judgment, Texas State law would allow for Dynex REIT to present evidence to reduce the required amount of the appeal bond or to provide other collateral for the appeal. There can be no assurance that Dynex REIT will be allowed to post a reduced bond.


FOURTH QUARTER REVIEW


     The Company reported a net loss of $72.3 million for the fourth quarter of 1999 and a net loss per common share of $6.60. These results were an increase from the fourth quarter of 1998 net loss of $16.9 million and a net loss per common share of $1.75. The increase in the fourth quarter of 1999 compared to the same period in 1998 is primarily due to a decrease in net interest margin, write-downs associated with the commercial loan operations and the litigation reserve.

     Net interest margin for the fourth quarter of 1999 totaled $9.9 million compared with $17.6 million for the fourth quarter of 1998. The decrease in the net interest margin for the fourth quarter of 1999 was primarily due to an increase in provision for losses and a $0.8 billion decrease in the average interest-earnings assets for the fourth quarter of 1999 compared to the same period in 1998.

     The average interest-earning assets were $4.3 billion for the fourth quarter of 1999 and $5.1 billion for same period in 1998. However, the average asset yield for the quarter ended December 31, 1999 increased to 7.80% compared to 7.46% for the fourth quarter of 1998. The increase in the yield during the fourth quarter of 1999 was primarily due to lower premium amortization caused by decreased prepayments during the fourth quarter of 1999. Additionally, the average interest-bearing liabilities decreased $0.9 billion to $4.0 billion for the fourth quarter of 1999 compared to $4.9 billion for the fourth quarter of 1998. The average cost of funds increased from 6.13% for the fourth quarter of 1998 to 6.59% for the fourth quarter of 1999. The increase in the average cost of funds was due primarily to an increase in the average one-month LIBOR for the fourth quarter of 1999 compared to the fourth quarter of 1998.

     For the fourth quarter of 1999, the Company recognized a $4.2 million net loss on the sale of investments and trading activities compared to a loss of $9.0 million in the fourth quarter of 1998. The loss in the fourth quarter of 1999 was primarily due to $4.5 million of net losses on $21.9 million of commercial loans sold during the fourth quarter of 1999, while the loss of $9.0 million in the fourth quarter of 1998 was primarily a result of $8.6 million of net losses on $113.9 million of securities sold during the fourth quarter of 1998.

     On March 9, 2000, the jury in the AutoBond related litigation returned a verdict in favor of AutoBond, and awarded AutoBond $69 million in damages. On April 17, 2000, based on motions filed by the Company, the judge presiding over the matter in Travis County, Texas proposed a judgment of approximately $27 million (which includes estimated prejudgment interest) in lieu of the approximate $69 million verdict. See Item 3. Legal Proceedings. As a result, the Company recorded a litigation provision of $27.0 million. The charge was reflected in impairment charges and litigation provision in the accompanying financial statements






Summary of Selected Quarterly Results (unaudited)
(amounts in thousands except share data)

----------------------------------------------------- ---------------- --------------- ---------------- ----------------
                                                          First           Second       Third Quarter    Fourth Quarter
Year ended December 31, 1999                             Quarter          Quarter
----------------------------------------------------- ---------------- --------------- ---------------- ----------------

Operating results:
   Total revenues                                       $     88,477     $     84,925    $     86,308     $     91,088
   Net interest margin                                        11,213           14,594          12,274            9,934
   Net income (loss)                                           2,259            3,574             320          (81,288)
   Basic net income per common share                          (0.08)            0.03           (0.25)            (7.39)
   Diluted net income per common share                        (0.08)            0.03           (0.25)            (7.39)
   Cash dividends declared per common share                        -               -               -                 -
   Annualized return on common shareholders'
     equity                                                 (1.18%)           0.53%          (3.52%)         (111.43%)
----------------------------------------------------- ---------------- --------------- ---------------- ----------------

Average interest-earning assets                            4,817,483        4,639,592       4,563,995        4,325,061
Average borrowed funds                                     4,576,714        4,379,658       4,253,524        4,010,174
----------------------------------------------------- ---------------- --------------- ---------------- ----------------

Net interest spread on interest-earning assets                 1.07%           1.39%            1.32%            1.21%
Average asset yield                                            7.24%           7.24%            7.60%            7.80%
Net yield on average interest-earning assets (1)               1.38%           1.72%            1.74%            1.69%
Cost of funds                                                  6.17%           5.85%            6.28%            6.59%
----------------------------------------------------- ---------------- --------------- ---------------- ----------------

Loans funded                                                 219,647          294,624         236,384          122,331
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
----------------------------------------------------- ---------------- --------------- ---------------- ----------------

Operating results:
   Total revenues                                     $      97,842  $               $                $
                                                            111,813         104,434          96,732
   Net interest margin                                       17,146          17,187           14,639            17,566
   Net income (loss)                                         14,432          15,599            6,485          (16,939)
   Basic net income per common share                           0.98            1.08             0.28            (1.75)
   Diluted net income per common share                         0.98            1.08             0.28            (1.75)
   Cash dividends declared per common share                    1.20            1.20             1.00                 -
   Annualized return on common shareholders'
     equity                                                  12.50%          13.77%            3.68%          (23.79%)
----------------------------------------------------- ---------------- --------------- ---------------- ----------------

Average interest-earning assets                           5,120,191       5,780,504        5,571,742         5,138,306
Average borrowed funds                                    4,791,147       5,520,722        5,377,659         4,941,623
----------------------------------------------------- ---------------- --------------- ---------------- ----------------

Net interest spread on interest-earning assets                1.19%           1.17%            1.11%             1.33%
Average asset yield                                           7.59%           7.61%            7.50%             7.46%
Net yield on average interest-earning assets (1)              1.60%           1.47%            1.33%             1.57%
Cost of funds                                                 6.40%           6.44%            6.39%             6.13%
----------------------------------------------------- ---------------- --------------- ---------------- ----------------

Loans funded                                              1,171,665         542,176          435,270           371,126
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

     Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

     Economic Conditions. The Company is affected by general economic conditions. The risk of defaults and credit losses could increase during an economic slowdown or recession. This could have an adverse effect on the Company's financial performance and the performance on the Company's securitized loan pools.

     Capital Resources. The Company relies on various credit facilities and repurchase agreements with certain commercial and investment banking firms to help meet the Company's short-term funding needs. The Company is in violation of numerous covenants under its existing credit facilities. The Company's access to alternative or additional sources of financing has been significantly reduced.

     Capital Markets. The Company relies on the capital markets for the sale upon securitization of its collateralized bonds or other types of securities. While the Company has historically been able to sell such collateralized bonds and securities into the capital markets, the Company's access to capital markets in the future has been substantially reduced.

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

     Competition. The financial services industry is a highly competitive market. Increased competition in the market could adversely affect the Company.

     Regulatory Changes. The Company's business is subject to federal and state regulation which, among other things require the Company to maintain various licenses and qualifications and require specific disclosures to borrowers. Changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the performance of the Company's securitized loan pools.

     Significant Uncertainties and Risks. See Note 1 to the Company's financial statements.

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

     The  following   table   summarizes  the  Company's  net  interest   margin
sensitivity   analysis  as  of  December  31,  1999.  This  analysis  represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of December 31, 1999. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates , the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model uses a dynamic prepayment model that applies a Constant Prepayment Rate ranging from 5.5% to 70.1% based on the projected incentive to refinance for each loan type in any given period. While the Company's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future.



                                Basis Point               % Change in Net
                            Increase (Decrease)         Interest Margin from
                             in Interest Rates               Base Case
                           -----------------------     -----------------------

                                    +200                       (33.56)%
                                    +100                       (17.12)%
                                    Base                         -
                                    -100                        13.50%
                                    -200                        15.53%

     The Company's investment policy sets forth guidelines for assuming interest rate risk. The investment policy stipulates that given a 200 basis point increase or decrease in interest rates over a twelve month period, the estimated net interest margin may not change by more than 25% of current net interest margin during the subsequent one year period. Based on the projections above, the Company is not in compliance with its stated policy regarding the interest rate sensitivity of net interest margin if interest rates increase 200 basis points over a twelve month period.

     Approximately $1.6 billion of the Company's investment portfolio as of December 31, 1999 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 64% and 27% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

     As part of its asset/liability management process, the Company enters into interest rate agreements such as interest rate caps and swaps and financial futures contracts ("hedges'). These interest rate agreements are used by the Company to help mitigate the risk to the investment portfolio of fluctuations in interest rates that would ultimately impact net interest income. To help protect the Company's net interest income in a rising interest rate environment, the Company has purchased interest rate caps with a notional amount of $1.4 billion, which help reduce the Company's exposure to interest rate risk rising above the lifetime interest rate caps on ARM securities and loans. These interest rate caps provide the Company with additional cash flow should the related index increase above the contracted rates. The contracted rates on these interest rate caps are based on one-month LIBOR, six-month LIBOR or one-year CMT. These interest rate cap agreements expire 2001 to 2004. The Company will also utilize interest rate swaps to manage its exposure to changes in financing rates of assets and to convert floating rate borrowings to fixed rate where the associated asset financed is fixed rate. These interest rate swap agreements expire in 2001. Interest rate caps and interest rate swaps that the Company uses to manage certain interest rate risks represent protection for the earnings and cash flow of the investment portfolio in adverse markets. To date, short term interest rates have not risen at the speed or to the extent such that the protective cashflows provided by the caps and swaps have been realized.

     The Company may also utilize futures and options on futures to moderate the risks inherent in the financing of a portion of its investment portfolio with floating-rate repurchase agreements. The Company uses these instruments to synthetically lengthen the terms of repurchase agreement financing, generally from one to three or six months. Interest rate futures and option agreements have historically provided the Company a means of essentially locking-in borrowing costs at specified rates for a specified period of time. Under these contracts, the Company will receive additional cash flow if the underlying index increases above contracted rates, mitigating the net interest income loss that results from the higher repurchase agreement rates The Company will pay additional cash flow if the underlying index decreases below contracted rates. The Company has not utilized futures or options on futures since 1997, as they primarily benefit the Company when expected rates as measured by the forward yield-curve are less than current cash market rates.

     Interest rate caps and interest rate swaps that the Company utilizes to manage certain interest rate risks represent protection for the earnings and cashflow of the investment portfolio in adverse markets. To date, market conditions have not been adverse such that the caps and swaps have been utilized.

     The remaining portion of the Company's investments portfolio as of December 31, 1999, approximately $2.5 billion, is comprised of loans or securities that have coupon rates that are either fixed or do not reset within the next 15 months. The Company has limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds and notes payable, and (ii) equity, which in the aggregate totals approximately $1.8 billion as of the same date. Overall, the Company's interest rate risk is related both to the rate of change in short term interest rates, and to the level of short term interest rates.


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the related notes, together with the Independent Auditors' Reports thereon are set forth on pages F-1 through F-28 of this Form 10-K.


     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On July 21, 1998, the Audit Committee of Dynex Capital, Inc. approved the appointment of the accounting firm of Deloitte & Touche LLP ("D&T") as the independent accountants for the year ending December 31, 1998 to replace KPMG Peat Marwick LLP ("KPMG"), who were dismissed as the independent accountants effective with such appointment.

     The reports of KPMG on the Company's consolidated financial statements for the year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of the Company's consolidated financial statements for the year ended December 31, 1997, and through July 21, 1998, there have been no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG, would have caused them to make reference thereto in their report on the financial statements for such years.

     During the year ended  December  31, 1997,  and through July 21, 1998,  the
Company had not consulted with D&T regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (v) of Regulation S-K.


                                                         PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 as to directors and executive officers of the Company is included in the Company's proxy statement for its 2000 Annual Meeting of Stockholders (the 2000 Proxy Statement) in the Election of Directors and Management of the Company sections and is incorporated herein by reference.


Item 11.   EXECUTIVE COMPENSATION

     The information required by Item 11 is included in the 2000 Proxy Statement in the Management of the Company section and is incorporated herein by reference.


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is included in the 2000 Proxy Statement in the Ownership of Common Stock section and is incorporated herein by reference.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is included in the 2000 Proxy Statement in the Compensation Committee Interlocks and Insider Participation section and is incorporated herein by reference.


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

     10.1 Dividend Reinvestment and Stock Purchase Plan (Incorporated herein by reference to the CompRegistration Statement on Form S-3 (No. 333-35769).)

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


                                DYNEX CAPITAL, INC.
                                (Registrant)



April 18, 2000              /s/ Thomas H. Potts
                            Thomas H. Potts
                            President
                            (Principal Executive Officer)


April 18, 2000              /s/ Lynn K. Geurin
                            Lynn K. Geurin
                            Executive Vice President and Chief Financial Officer
                            (Principal Accounting and Financial Officer)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                      Capacity                               Date


/s/ Thomas H. Potts                 Director                      April 18, 2000
Thomas H. Potts


/s/ J. Sidney Davenport, IV         Director                      April 18, 2000
J. Sidney Davenport, IV


/s/ Barry S. Shein                  Director                      April 18, 2000
Barry S. Shein


/s/ Donald B. Vaden                 Director                      April 18, 2000
Donald B. Vaden



















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

                                                    December 31, 1999






DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE





Financial Statements:                                                       Page

         Independent Auditors' Report for the Years Ended
            December 31, 1999 and 1998                                       F-3
         Independent Auditors' Report for the Year Ended
            December 31, 1997                                                F-4
         Consolidated Balance Sheets -- December 31, 1999 and 1998           F-5
         Consolidated Statements of Operations -- Years ended
             December 31, 1999, 1998 and 1997                                F-6
         Consolidated Statements of Shareholders' Equity -- Years ended
           December 31, 1999, 1998 and 1997                                  F-7
         Consolidated Statements of Cash Flows -- Years ended
             December 31, 1999, 1998 and 1997                                F-8
         Notes to Consolidated Financial Statements --
             December 31, 1999, 1998 and 1997                                F-9












INDEPENDENT AUDITORS' REPORT


The Board of Directors
Dynex Capital, Inc.


     We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholder's equity, and cash flows for the years then ended. In connection with our audits of these consolidated financial statements, we also have audited the financial statement schedule. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

     The accompanying consolidated financial statements for the year ended December 31, 1999 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, litigation, the difficulty the Company is experiencing in accessing new funding sources and the default of certain debt covenants which permit the lenders to accelerate the maturity of the debt raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


DELOITTE & TOUCHE LLP

Richmond, Virginia
April 17, 2000






Independent Auditors' Report


The Board of Directors
Dynex Capital, Inc.:


     We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Dynex Capital, Inc. and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Dynex Capital, Inc. and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


KPMG LLP


Richmond, Virginia
February 4, 1998, except as to the 1997
   information contained in note 17
   which is as of April 14, 1999



CONSOLIDATED BALANCE SHEETS
DYNEX CAPITAL, INC.

December 31, 1999 and 1998
(amounts in thousands except share data)

                                                                                      1999                  1998
                                                                               -----------------     -----------------
ASSETS
Investments:
   Collateral for collateralized bonds                                         $      3,700,714      $     4,293,528
   Securities                                                                           127,711              243,984
   Other investments                                                                     48,927               30,371
   Loans held for sale or securitization                                                232,384              388,782
                                                                               -----------------     -----------------
                                                                                      4,109,736            4,956,665

Investments in and advances to Dynex Holding, Inc.                                        4,814              169,384
Cash, substantially restricted                                                           48,601               30,103
Accrued interest receivable                                                               2,208                4,162
Other assets                                                                             25,537               18,534
                                                                               =================     =================
                                                                               $      4,190,896      $     5,178,848
                                                                               =================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Non-recourse debt                                                              $      3,282,378      $     3,665,316
Recourse debt:
   Secured by collateralized bonds retained                                             144,746              298,695
   Secured by investments                                                               282,479              588,735
   Unsecured                                                                            109,873              145,303
                                                                                  --------------        --------------
                                                                               ---                   ---
                                                                                      3,819,476            4,698,049

Accrued interest payable                                                                  6,303                8,403
Accrued expenses and other liabilities                                                   40,045               16,364
Dividends payable                                                                             -                3,228
                                                                                  --------------        --------------
                                                                               ---                   ---
                                                                                      3,865,824            4,726,044

                                                                              -----------------     -----------------
Commitments and contingencies - Notes 1, 13 and 14

SHAREHOLDERS' EQUITY

Preferred stock, par value $.01 per share,
   50,000,000 shares authorized:
     9.75% Cumulative Convertible Series A,
       1,309,061 issued and outstanding                                                  29,900               29,900
     9.55% Cumulative Convertible Series B,
       1,912,434 issued and outstanding                                                  44,767               44,767
     9.73% Cumulative Convertible Series C,
       1,840,000 issued and outstanding                                                  52,740               52,740
Common stock, par value $.01 per share,
   100,000,000 shares authorized,
   11,444,099 and 46,027,426 issued and outstanding, respectively                           114                  460
Additional paid-in capital                                                              351,995              352,382
Accumulated other comprehensive loss                                                    (48,507)              (3,097)
Accumulated deficit                                                                    (105,937)             (24,348)
                                                                                                        --------------
                                                                               -----------------     ---
                                                                                        325,072              452,804
                                                                                  --------------        --------------
                                                                               ===                   ===
                                                                               $      4,190,896      $     5,178,848

                                                                               =================     =================
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
DYNEX CAPITAL, INC.

Years ended December 31, 1999, 1998 and 1997
(amounts in thousands except share data)

                                                                       1999                 1998                 1997
                                                                 -------------------  -------------------  -------------------
Interest income:
   Collateral for collateralized bonds                             $      284,470       $       303,994      $       208,946
   Securities                                                              14,228                41,991               79,714
   Other investments                                                        4,388                 4,099                4,909
   Loans held for sale or securitization                                   26,276                44,450               34,099
   Net advances to Dynex Holding, Inc.                                     12,087                10,979                5,891
                                                                 -------------------  -------------------  -------------------
                                                                          341,449               405,513              333,559
                                                                 -------------------  -------------------  -------------------

Interest and related expense:
   Non-recourse debt                                                      210,794               231,242              152,678
   Recourse debt                                                           59,906                99,119               90,777
   Other                                                                    6,580                 2,193                1,717
                                                                 -------------------  -------------------  -------------------
                                                                          277,280               332,554              245,172
                                                                 -------------------  -------------------  -------------------

Net interest margin before provision for losses                            64,169                72,959               88,387
Provision for losses                                                      (16,154)               (6,421)              (4,933)
                                                                 -------------------  -------------------  -------------------
Net interest margin                                                        48,015                66,538               83,454

Write-downs associated with commercial production operations              (59,962)                    -                    -
(Loss) gain on sale of investments and trading activities                 (12,682)               (2,714)              11,584
Gain on sale of loan production operations                                  7,676                     -                    -
Impairment charge and litigation provision - AutoBond                     (31,732)              (17,632)                   -
Equity in net (loss) earnings of Dynex Holding, Inc.                       (1,923)                2,456               (1,109)
Other income                                                                1,673                 2,852                1,716
                                                                 -------------------  -------------------  -------------------
                                                                          (48,935)               51,500               95,645

General and administrative expenses                                        (7,740)               (8,973)              (9,531)
Net administrative fees and expenses to Dynex Holding, Inc.               (16,943)              (22,379)             (12,116)
                                                                 -------------------  -------------------  -------------------
(Loss) income before extraordinary item                                   (73,618)               20,148               73,998

Extraordinary item - loss on extinguishment of debt                        (1,517)                 (571)                   -
                                                                     ---------------      ---------------      ---------------
                                                                 -----                -----                -----
Net (loss) income                                                         (75,135)               19,577               73,998
Dividends on preferred stock                                              (12,910)              (13,019)             (14,820)
                                                                 ===================  ===================  ===================
Net (loss) income available to common shareholders                 $      (88,045)      $         6,558      $        59,178
                                                                 ===================  ===================  ===================

Net (loss) income per common share before extraordinary item:
   Basic                                                           $         (7.53)     $          0.62      $          5.50
                                                                 ===================  ===================  ===================
   Diluted                                                         $         (7.53)     $          0.62      $          5.48
                                                                 ===================  ===================  ===================

Net (loss) income per common share after extraordinary item:
   Basic                                                           $         (7.67)     $          0.57      $          5.50
                                                                 ===================  ===================  ===================
   Diluted                                                         $         (7.67)     $          0.57      $          5.48
                                                                 ===================  ===================  ===================

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
DYNEX CAPITAL, INC.

Years ended December 31, 1999, 1998 and 1997
(amounts in thousands except share data)
                                                                                    Accumulated         Retained
                                                                   Additional          Other            Earnings
                                           Preferred     Common      Paid-in       Comprehensive      (Accumulated
                                             Stock        Stock      Capital        (Loss) Income       Deficit)       Total
                                         ----------------------------------------------------------------------------------------

 Balance at January 1, 1997               $  139,625   $      207   $  291,637     $     64,402      $    7,746      $  503,617

 Comprehensive income:
   Net income - 1997                               -            -            -                -          73,998          73,998
   Change in net unrealized gain on
     investments classified as available
     for sale during the period                    -            -            -           15,039               -          15,039
                                         ----------------------------------------------------------------------------------------
 Total comprehensive income                        -            -            -           15,039          73,998          89,037

 Issuance of common stock                          -           25       42,009                -               -          42,034
 Conversion of preferred stock                (9,143)           6        9,137                -               -               -
 Two-for-one common stock split                    -          213         (213)               -               -               -
 Dividends on common stock at $5.42
   per share                                       -            -            -                -         (58,959)        (58,959)
 Dividends on preferred stock                      -            -            -                -         (14,820)        (14,820)
                                         ----------------------------------------------------------------------------------------
 Balance at December 31, 1997                130,482          451      342,570           79,441           7,965         560,909

Comprehensive loss:
   Net income - 1998                               -            -            -                -          19,577          19,577
   Change in net unrealized gain on
     investments classified as available
     for sale during the period                    -            -            -          (82,538)              -         (82,538)
                                         ----------------------------------------------------------------------------------------
 Total comprehensive loss                          -            -            -          (82,538)         19,577         (62,961)

 Issuance of common stock                          -            7        7,652                -               -           7,659
 Conversion of preferred stock                (3,075)           3        3,072                -               -               -
 Retirement of common stock                        -           (1)        (912)               -               -            (913)
 Dividends on common stock at $3.40
   per share                                       -            -            -                -         (38,871)        (38,871)
 Dividends on preferred stock                      -            -            -                -         (13,019)        (13,019)
                                         ----------------------------------------------------------------------------------------
                                         ----------------------------------------------------------------------------------------
 Balance at December 31, 1998                127,407          460      352,382           (3,097)        (24,348)        452,804

Comprehensive loss:
   Net loss - 1999                                 -            -            -                -         (75,135)        (75,135)
   Change in net unrealized loss on
     investments classified as available
     for sale during the period                    -            -            -          (45,410)              -         (45,410)
                                         ----------------------------------------------------------------------------------------
 Total comprehensive loss                          -            -            -          (45,410)        (75,135)       (120,545)

 Issuance of common stock                          -            -           30                -               -              30
 One-for-four reverse common stock
   split                                           -         (345)         345                -               -               -
 Retirement of common stock                        -           (1)        (699)               -               -            (700)
 Issuance of restricted stock awards               -            -            6                -               -               6
 Forfeitures of restricted stock                   -            -          (69)               -               -             (69)
   awards
 Dividends on preferred stock                      -            -            -                -          (6,454)         (6,454)
                                         ========================================================================================
 Balance at December 31, 1999             $  127,407   $      114   $  351,995     $    (48,507)     $ (105,937)     $  325,072
                                         ========================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DYNEX CAPITAL, INC.

Years ended December 31, 1999, 1998 and 1997
(amounts in thousands except share data)
                                                                                     1999            1998            1997
                                                                                --------------- --------------- ---------------
Operating activities:
   Net (loss) income                                                             $     (75,135)  $      19,577   $      73,998
   Adjustments to reconcile net (loss) income to cash provided by operating activities:
       Provision for losses                                                             16,154           6,421           4,933
       Write-downs associated with winding down of commercial loan production           59,962               -               -
         operations
       Net loss (gain) from sale of investments and trading activities                  12,682           2,714         (11,584)
       Gain on sale of loan production operations                                       (7,676)              -               -
       Impairment charge and litigation provision - AutoBond                            31,732          17,632               -
       Equity in net (earnings) loss of Dynex Holding, Inc.                              1,923          (2,456)          1,109
       Extraordinary item - loss on extinguishment of debt                               1,517             571               -
       Amortization and depreciation                                                    28,133          43,938          26,389
       Net (increase) decrease in accrued interest, other assets and other             (15,257)         (4,471)         10,983
         liabilities
                                                                                --------------- --------------- ---------------
           Net cash provided by operating activities                                    54,035          83,926         105,828
                                                                                --------------- --------------- ---------------

Investing activities:
   Collateral for collateralized bonds:
     Fundings of investments subsequently securitized                                 (627,290)     (1,857,617)     (2,302,831)
     Principal payments on collateral                                                1,119,841       2,112,473         940,613
     Decrease (increase) in accrued interest receivable                                  5,080           1,057         (10,316)
     Net (increase) decrease in funds held by trustee                                   (1,051)            889             396
   Net decrease (increase) in loans held for sale or securitization                     84,762        (155,497)         29,767
   Purchase of other investments                                                       (33,348)        (38,192)        (50,525)
   Payments received on other investments                                               11,254          16,977          18,547
   Purchase of securities                                                              (23,737)       (599,869)       (848,663)
   Payments received on securities                                                      79,009         122,693          62,184
   Proceeds from sales of securities                                                    61,415         424,338         847,339
   Investment in and advances to Dynex Holding, Inc.                                   (26,335)        (47,572)        (82,086)
   Proceeds from sale of loan production operations                                    213,591          19,000           9,500
   Capital expenditures                                                                   (281)           (402)         (2,094)
                                                                                --------------- --------------- ---------------
       Net cash provided by (used for) investing activities                            862,910          (1,722)     (1,388,169)
                                                                                --------------- --------------- ---------------

Financing activities:
   Collateralized bonds:
     Proceeds from issuance of bonds                                                 1,069,048       1,817,179       2,400,191
     Principal payments on bonds                                                    (1,091,216)     (2,066,915)       (919,885)
     Increase (decrease) in accrued interest payable                                     3,677            (262)          2,945
   Proceeds from issuance of senior notes                                                    -               -          98,223
   Repayment of senior notes                                                           (17,833)        (11,750)         (3,000)
   (Repayment of ) proceeds from recourse debt borrowings, net                        (851,771)        252,554        (256,660)
   Net proceeds from issuance of stock                                                      30           7,659          42,034
   Retirement of common stock                                                             (700)           (913)              -
   Dividends paid                                                                       (9,682)        (68,155)        (70,520)
                                                                                --------------- --------------- ---------------
       Net cash (used for) provided by financing activities                           (898,447)        (70,603)      1,293,328
                                                                                --------------- --------------- ---------------

Net increase in cash                                                                    18,498          11,601          10,987
Cash at beginning of period                                                             30,103          18,502           7,515
                                                                                --------------- --------------- ---------------
Cash at end of period                                                             $     48,601    $     30,103    $     18,502
                                                                                =============== =============== ===============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

December 31, 1999, 1998 and 1997
(amounts in thousands except share data)


NOTE 1 - BASIS OF PRESENTATION

     Basis of Presentation The consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified REIT subsidiaries (together, "Dynex REIT"). The loan production operations are primarily conducted through Dynex Holding, Inc. ("DHI"), a taxable affiliate of Dynex REIT. Dynex REIT owns all the outstanding non-voting preferred stock of DHI which represents a 99% economic ownership interest in DHI. Prior to December 1998, Dynex REIT had consolidated DHI for financial reporting purposes. The common stock of DHI represents a 1% economic ownership of DHI and is owned by certain officers of Dynex REIT. In light of these factors, DHI is accounted for under a method similar to the equity method. Dynex REIT has revised the accompanying consolidated statement of operations for 1997 to give retroactive effect to the change in accounting method during 1998. The accounting change had no impact on net income. Under the equity method, Dynex REIT's original investment in DHI is recorded at cost and adjusted by Dynex REIT's share of earnings or losses and decreased by dividends received. References to the "Company" mean Dynex Capital, Inc., its consolidated subsidiaries, and DHI and its consolidated subsidiaries. All significant intercompany balances and transactions with Dynex REIT's consolidated subsidiaries have been eliminated in consolidation of Dynex REIT.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of any uncertainties described herein.

     Significant Risks and Uncertainties The Company's business strategy has historically relied on access to financing sources such as warehouse lines of credit and repurchase agreements, and the asset-backed securities market, to finance its activities. During 1999, the Company's access to these sources of financing was substantially impaired due in part to market perception of specialty finance companies that resulted from the disruption in the fixed income market in late 1998. As a result of this environment, the Company sold both its manufactured housing lending operations and model home purchase/leaseback business during 1999, and decided not to extend the forward commitments on commercial mortgage loans. In addition, in lieu of securitization, the Company decided to sell as whole loans its commercial loans held in inventory. The sale of the two production operations will significantly lower the Company's capital requirements and will reduce the need for short-term financing. As a result of the decision not to extend the forward commitments on commercial mortgage loans and the related decision to sell (versus securitize) the commercial mortgage loans in inventory as whole loans, the Company recorded a writedown in the fourth quarter of 1999 of $54.6 million. On a longer-term basis, competitive pressures, including competing against larger companies which generally have significantly lower costs of capital and access to the financing sources, the lack of ability to obtain critical lending sources to finance its production operations, and the lack of ability to access the capital markets as a long-term source of financing in a cost effective manner, are expected to continue to hamper the Company's ability to compete profitably in the marketplace for the foreseeable future.

     The Company has recourse debt of approximately $537 million as of December 31, 1999, of which $425 million comes due in 2000 (see Note 7, Recourse Debt). Given the Company's operating performance during 1999 and the recent jury verdict in the litigation with AutoBond Acceptance Corporation as discussed in
Note 14, Litigation, the Company's access to additional credit has been limited, and there is generally less willingness of the Company's current lenders to grant extensions. In addition, the Company is in violation of certain covenants in two of its warehouse lines of credit and the 1994 Senior Notes, principally related to minimum senior unsecured ratings and minimum net worth requirements, and the receipt of a going concern opinion from its auditors. The Company has not received waivers for these covenant violations, and, as a result, certain lenders could accelerate the debt as due and payable upon written notice. As of April 14, 2000, no lender has accelerated such debt.

     As of April 14, 2000, the aggregate amount due under the two warehouse lines of credit was $262.4 million, collateralized by loans with an unpaid principal balance of $352.2 million, and cash reserves of $8.4 million.
Substantially all collateral pledged under these lines is held for sale. No assurance can be given, however, that any sales will ultimately be consummated.

     The senior unsecured notes due July 2002, with an outstanding balance of $97.3 million at December 31, 1999, contain covenants which provide for the acceleration of amounts outstanding should Dynex REIT default under other credit agreements in amounts in excess of $10 million, and such amounts outstanding under the other credit agreements are accelerated by the respective lender.

     As of April 14, 2000, the Company also has $74.7 million outstanding under repurchase agreements with substantially one counterparty, which amount is collateralized with collateral having a current estimated market value of $91.1.

     As discussed in Note 14, Litigation, on March 9, 2000, a jury in the litigation with AutoBond Acceptance Corporation ("AutoBond") returned a verdict in favor of AutoBond, and awarded $18.7 million in direct lost profits and $50.5 million in lost future profits to AutoBond. On April 17, 2000, based on motions filed by the Company, the judge presiding over the matter in Travis County proposed a judgement of approximately $27 million (which includes estimated prejudgment interest) in lieu of the approximate $69 million jury verdict. As a result, the Company recorded a litigation provision of $27.0 million. The charge was reflected in impairment charges and litigation provision in the accompanying financial statements.

     Reclassifications Certain reclassifications have been made to the financial statements for the years ended December 31, 1998 and 1997 to conform to the December 31, 1999 presentation.

     Stock Splits On May 5, 1997, Dynex REIT completed a two-for-one common stock split. On July 26, 1999, Dynex REIT completed a one-for-four reverse common stock split. All references to the per share amounts in the accompanying consolidated financial statements and related notes have been restated to reflect both stock splits.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Federal Income Taxes Dynex REIT has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. As a result, Dynex REIT generally will not be subject to federal income taxation at the corporate level to the extent that it distributes at least 95 percent of its taxable income to its shareholders within the proscribed period and complies with certain other requirements. No provision has been made for income taxes for Dynex Capital, Inc. and its qualified REIT subsidiaries in the accompanying consolidated financial statements, as Dynex REIT believes it has met or will meet the prescribed requirements.

     Investments Pursuant to the requirements of Statement of Financial Accounting Standards No. 115 ("FAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities," Dynex REIT is required to classify certain of its investments as either trading, available-for-sale or held-to-maturity. Dynex REIT has classified collateral for collateralized bonds and securities as available-for-sale. These investments are therefore reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income. Any decline in the fair value of an investment below its amortized cost which is deemed to be other than temporary is charged to earnings. The basis of any securities sold is computed using the specific identification method. Collateral for collateralized bonds can be sold only subject to the lien of the respective collateralized bond indenture, unless the related bonds have been redeemed.

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

     Securities. Securities consist primarily of fixed-rate funding notes and securities secured by fixed-rate automobile installment contracts originated by AutoBond ("Funding Notes" and "Securities"), adjustable-rate mortgage ("ARM") securities, fixed-rate mortgage securities, mortgage derivative securities and mortgage residual interests.

     Other Investments. Other investments consist primarily of property tax receivables and an installment note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996. Other investments are carried at their amortized cost basis.

     Loans Held for Sale or Securitization Loans held for sale or securitization at December 31, 1999 primarily include first mortgage loans secured by multifamily and commercial properties. These loans are considered held for sale, and accordingly are carried at the lower of cost or market.

     Loans held for sale or securitization at December 31, 1998 included first mortgage loans secured by multifamily and commercial properties, and installment loans secured by manufactured housing. At December 31, 1998, these loans were held for securitization as collateral for collateralized bonds and were carried at amortized cost. Premiums paid or discounts obtained on these loans were deferred as an adjustment to the carrying value of the loans. Deferred hedging gains or losses, if any, were netted against the outstanding asset balances.

     Construction loans on multifamily properties are also included in loans held for sale or securitization. Such loans are carried at the balance funded to date. Interest earned on these loans is capitalized and included as a component of the amount funded until construction is completed and the property is stabilized.

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

     Dynex REIT may also enter into forward delivery contracts and interest rate futures and options contracts for hedging interest rate risk associated with commitments made to fund loans. Gains and losses on these contracts are deferred as an adjustment to the carrying value of the related loans until the loan has been funded and accounted for consistent with the accounting of the underlying loan, or are recognized if the associated forward contract expires or is otherwise terminated.

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

     Cash Approximately $31,302 and $24,437 of cash at December 31, 1999 and 1998, respectively, is either held as collateral for outstanding letters of credit; is held in trust to cover losses not otherwise covered by insurance; or is otherwise restricted for the payment of premiums on various insurance policies related to certain securities.

     Net Income Per Common Share Net income per common share is presented on both a basic net income per common share and diluted net income per common share basis. Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights, using the treasury stock method, but only if these items are dilutive. As a result of the two-for-one split in May 1997 and the one-for-four reverse split in July 1999 of the Dynex REIT's common stock, the preferred stock is convertible into one share of common stock for two shares of preferred stock.

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

     Allowance for Losses. As discussed in Note 5, Dynex REIT has credit risk on certain investments in its portfolio. An allowance for losses has been estimated and established for current expected losses based on management's judgment. The allowance for losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of probable credit losses, as well as industry loss experience. Provisions made to increase the allowance related to credit risk are presented as provision for losses in the accompanying consolidated statements of operations. Dynex REIT's actual credit losses may differ from those estimates used to establish the allowance.

     Derivative and Residual Securities. Income on certain derivative and residual securities is accrued using the effective yield method based upon estimates of future cash flows to be received over the estimated remaining lives of the related securities. Reductions in carrying value are made when the total projected cash flow is less than the Company's basis, based on either the dealers' prepayment assumptions or, if it would accelerate such adjustments, management's expectations of interest rates and future prepayment rates. In some cases, derivative and residual securities may also be placed on non-accrual status.

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

NOTE 3 - COLLATERAL FOR COLLATERALIZED BONDS, SECURITIES AND OTHER INVESTMENTS

     The following table summarizes Dynex REIT's amortized cost basis and fair value of investments classified as available-for-sale, as of December 31, 1999 and 1998, and the related average effective interest rates:

----------------------------------------- ------------------------------- ---- -------------------------------
                                                       1999                                 1998
                                                            Effective                            Effective
                                            Fair Value    Interest Rate          Fair Value    Interest Rate
----------------------------------------- --------------- --------------- ---- --------------- ---------------
Collateral for collateralized bonds:
   Amortized cost                          $  3,752,702          7.8%           $  4,288,520         7.5%
   Allowance for losses                         (15,299)                             (16,593)
----------------------------------------- --------------- --------------- ---- --------------- ---------------
     Amortized cost, net                      3,737,403                            4,271,927
   Gross unrealized gains                        34,198                               67,236
   Gross unrealized losses                      (70,887)                             (45,635)
----------------------------------------- --------------- --------------- ---- --------------- ---------------
                                           $  3,700,714                         $  4,293,528
----------------------------------------- --------------- --------------- ---- --------------- ---------------

Securities:
   Funding Notes and Securities            $     94,890          6.8%           $    122,009         8.0%
   Adjustable-rate mortgage securities           18,047          7.0%                 58,935         6.2%
   Fixed-rate mortgage securities                 9,861         13.5%                 28,851         8.3%
   Derivative and residual securities            18,421          1.5%                 33,480         2.9%
    Other securities                                  -           -                   28,153         7.5%
----------------------------------------- --------------- --------------- ---- --------------- ---------------
                                                141,219                              271,428
   Allowance for losses                          (1,690)                              (2,746)
----------------------------------------- --------------- --------------- ---- --------------- ---------------
     Amortized cost, net                        139,529                              268,682
   Gross unrealized gains                         1,353                                1,566
   Gross unrealized losses                      (13,171)                             (26,264)
----------------------------------------- --------------- --------------- ---- --------------- ---------------
                                           $    127,711                        $     243,984
----------------------------------------- --------------- --------------- ---- --------------- ---------------

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

     During 1999, Dynex REIT securitized $2.3 billion of collateral, through the issuance of three series of collateralized bonds. The collateral securitized primarily included manufactured housing loans, and the resecuritization of previously securitized single family mortgage loans pursuant to a call feature in the Company's prior securitizations. The securitizations were accounted for as financing of the underlying collateral pursuant to Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125"), as Dynex REIT retains call rights which are substantially in excess of a clean-up call as defined by this accounting standard.


     The components of collateral for collateralized bonds at December 31, 1999 and 1998 are as follows:

-------------------------------------------- --------------- -------------------
                                                     1999                   1998
-------------------------------------------- --------------- -------------------
Collateral, net of allowance                 $  3,670,570           $  4,161,000
Funds held by trustees                               2,707                 1,656
Accrued interest receivable                         22,754                27,834
Unamortized premiums and discounts, net             41,372                81,437
Unrealized (loss) gain, net                        (36,689)               21,601
-------------------------------------------- --------------- -------------------
                                              $  3,700,714          $  4,293,528
-------------------------------------------- --------------- -------------------

     Securities. Securities consist of Funding Notes and Securities as defined in Notes 2, ARM securities consist of mortgage certificates secured by ARM loans. Fixed-rate mortgage securities consist of mortgage certificates secured by mortgage loans that have a fixed rate of interest for at least one year from the balance sheet date. Derivative securities are classes of collateralized bonds, mortgage pass-through certificates or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses. Other securities primarily consist of a corporate bond at December 31, 1998.

     Other  investments.   Other  investments  primarily  include  property  tax
receivables and an installment note receivable in connection with the sale of the Company's single family mortgage operations in May 1996.

     Sale of investments. Proceeds from sales of securities totaled $61,415, $424,338, and $847,339 in 1999, 1998 and 1997, respectively. Gross gains of $285, $8,481, and $2,743 and gross losses of $9,598, $8,532, and $2,163 were realized on those sales in 1999, 1998 and 1997, respectively. Net (loss) gain on sale of investments and trading activities at December 31, 1999 also includes
(i) realized losses of $7,386 related to the sale of $58,724 of commercial loans during the year ended December, 31, 1999 and (ii) realized gains of $4,176 on various derivative trading positions entered into during the year ended December 31, 1999. At December 31, 1999, the Company had no open derivative trading positions outstanding,

     In 1999, Dynex REIT recorded an impairment charge of $4,732 relating to the Funding Notes and Securities held by the Company at December 31, 1999. In 1998, Dynex REIT recorded an impairment charge of $17,632 relating to the Funding Notes, a senior unsecured convertible note acquired from AutoBond in June 1998 and certain equity securities of AutoBond held by the Company at December 31, 1998.

NOTE 4 - LOANS HELD FOR SALE OR SECURITIZATION

     The following table summarizes Dynex REIT's loans held for sale or securitization at December 31, 1999 and 1998, respectively.

    ---------------------------------------------------------------------------------------------------
                                                                       1999                 1998
    ---------------------------------------------------------------------------------------------------

    Secured by multifamily and commercial properties               $   234,593            $   160,101
    Secured by manufactured homes                                        2,852                197,076
    Secured by single family residential properties                        629                  1,243
                                                                 -----------------     ----------------
                                                                       238,074                358,420
    Deferred hedging costs                                               3,496                 52,355
    Net discount                                                        (8,744)               (21,014)
    Allowance for losses                                                  (442)                  (979)
    ---------------------------------------------------------------------------------------------------
      Total loans held for sale or securitization                  $   232,384            $   388,782
    ---------------------------------------------------------------------------------------------------

     As of December 31, 1999 approximately 50% of the multifamily and commercial loans held for sale or securitization are located in Louisiana, Texas, California and Florida.

     The Company funded loans with an aggregate principal balance of $706,636 and $1,150,271 during 1999, and 1998, respectively. Included in these amounts are $136,682, and $228,613 of multifamily construction loans and tax exempt bonds closed during the years ended December 31, 1999, and 1998, respectively. Only the amount drawn on the construction loans of $115,515 and $46,146 is included in the balance of the loans held for sale or securitization at December 31, 1999 and 1998, respectively. Additionally, Dynex REIT purchased loans on a bulk basis, principally single family ARM loans, totaling $562,045 in 1998. The Company made no bulk loan purchases in 1999.

     In the fourth quarter of 1999, the Company decided not to extend the forward commitments on commercial mortgage loans and to sell (versus securitize) the commercial mortgage loans held in inventory as whole loans. Accordingly, the Company reclassified loans with a principal balance of $261,925 from held for securitization to held for sale, and recognized a loss of $31,597 to adjust the carrying value of these loans to the lower of cost or market. The reclassification was necessary as the Company no longer had the intent nor the ability to hold such loans to maturity. The Company wrote-off $28,365 of previously deferred hedging costs related to the expiration of the forward commitments to fund $255,577 of multifamily and commercial and multifamily loans. The Company currently has commitments outstanding to fund multifamily loans of $17.7 million, and has remaining construction draw commitments of $8.3 million. The charges relating to exiting these operations have been included in "writedowns associated with commercial production operations" in the accompanying financial statements.

NOTE 5 - ALLOWANCE FOR LOSSES

     The following table summarizes the activity for the allowance for losses on investments for the years ended December 31, 1999, 1998 and 1997:

---------------------------------------------- --------------- --------------- ---------------
                                                    1999            1998            1997
---------------------------------------------- --------------- --------------- ---------------

Allowance at beginning of year                  $   20,370      $   30,270      $   39,781
Provision for losses                                16,154           6,421           4,933
Credit losses, net of recoveries                   (19,040)        (16,321)        (14,444)
---------------------------------------------- --------------- --------------- ---------------
Allowance at end of year                        $   17,484      $   20,370     $    30,270
---------------------------------------------- --------------- --------------- ---------------

     Collateral for collateralized bonds. Dynex REIT has exposure to credit risk retained on loans that it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the amount of collateral in excess of the related investment-grade collateralized bonds issued (commonly referred to as "overcollateralization"), excluding price premiums and discounts and hedge gains and losses. The allowance for losses on the overcollateralization totaled $15,299 and $16,593 at December 31, 1999 and 1998 respectively, and is included in collateral for collateralized bonds in the accompanying consolidated balance sheets. Overcollateralization amounted to $229,328 and $206,779 at December 31, 1999 and 1998, respectively, and $179,438 and $152,248, at December 31, 1999 and 1998, respectively, net of the allowance for losses, collateral discounts, and third party loss reimbursement guarantees.

     Securities. On certain securities collateralized by mortgage loans purchased by Dynex REIT for which mortgage pool insurance is used as the primary source of credit enhancement, Dynex REIT has limited exposure to certain credit risks such as fraud in the origination and special hazards not covered by such insurance. An allowance was established based on the estimate of losses at the time of securitization. The allowance for losses for securities is $1,690 and $2,746 at December 31, 1999 and 1998, respectively, and is included in securities in the accompanying consolidated balance sheets.

     Other investments. Dynex REIT has established reserves for potential losses for property tax receivables totaling $53 at both December 31, 1999 and 1998. This amount excludes the difference between what the respective property owners owe satisfy their tax obligation, and the Company's basis in such property tax receivables. Such differences were $6,968 and $89 at December 31, 1999 and 1998, respectively.

     Loans held for sale or securitization. Dynex REIT has established reserves for potential losses for the loans held for sale or securitization totaling $442 and $979 at December 31, 1999 and 1998, respectively.

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

     Dynex REIT may retain certain classes of collateralized bonds issued, financing these retained collateralized bonds through a combination of repurchase agreements and equity. Total retained bonds at December 31, 1999 and 1998 were $239,079 and $375,108, respectively.

     The components of collateralized bonds along with certain other information at December 31, 1999 and 1998 are summarized as follows:

------------------------------ ------------------------------------ --- ----------------------------------
                                              1999                                    1998
------------------------------ ------------------------------------ --- ----------------------------------
                               Bonds Outstanding      Range of               Bonds           Range of
                                                   Interest Rates         Outstanding     Interest Rates
------------------------------ ------------------- ---------------- --- ----------------- ----------------

Variable-rate classes             $  1,968,915       5.8% - 9.1%         $  3,028,108       5.1% - 7.0%
Fixed-rate classes                   1,315,944      6.2% - 11.5%              630,074      6.3% - 11.5%
Accrued interest payable                 9,364                                  5,687
Deferred bond issuance costs           (10,818)                                (6,880)
Unamortized net (discount)
premium                                 (1,027)                                 8,327
------------------------------ ------------------- ---------------- --- ----------------- ----------------
                                  $  3,282,378                           $  3,665,316
------------------------------ ------------------- ---------------- --- ----------------- ----------------

Range of stated maturities         2009-2033                               2009-2032

Number of series                          27                                       33
------------------------------ ------------------- ---------------- --- ----------------- ----------------

     The variable rate classes are based on one-month London InterBank Offered Rate (LIBOR). The average effective rate of interest expense for non-recourse debt was 6.2%, 6.4%, and 6.7% for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 7 - RECOURSE DEBT

     Dynex REIT utilizes repurchase agreements, notes payable and secured credit facilities (together, "recourse debt") to finance certain of its investments. The following table summarizes Dynex REIT's recourse debt outstanding and the weighted-average annual rates at December 31, 1999 and 1998:

----------------------------------------- ----------------------------------------- - -----------------------------------------
                                                            1999                                       1998
----------------------------------------- ----------------------------------------- - -----------------------------------------
                                                        Weighted-Average                             Weighted-Average
                                                        Annual Rate   Market Value                   Annual Rate    Market
                                             Amount                  of Collateral       Amount                    Value of
                                          Outstanding                                  Outstanding                Collateral
----------------------------------------- ------------- ------------ -------------- - -------------- ------------ -------------

Recourse debt secured by:
   Collateralized bonds                    $   144,746     6.68%      $   173,278      $   298,695      6.01%      $   348,494
   Securities                                   66,090     8.70%          114,641          192,706      6.53%          245,375
   Other investments                            31,498     8.47%           36,614          142,883      6.20%          159,377
   Loans held for sale or securitization       183,901     7.93%          257,739          250,589      7.19%          334,855
   Other assets                                    990     7.42%              895            2,557      7.46%            4,520
                                          -------------              --------------   --------------              -------------
                                               427,225                    583,167          887,430                   1,092,621
Unsecured debt:
   7.875% senior notes                          96,361     7.88%                -           98,718      7.88%                -
   Series B 10.03% senior notes                 13,512    10.03%                -           26,116     10.03%                -
   Series A 9.56% senior notes                       -       -                  -            2,969      9.56%                -
   Bank credit facility                              -       -                   -          17,500      8.03%                -
----------------------------------------- ------------- ------------ -------------- - -------------- ------------ -------------
                                           $   537,098                $    583,167    $1,032,733                   $ 1,092,621
----------------------------------------- ------------- ------------ -------------- - -------------- ------------ -------------

     Secured Debt. At December 31, 1999 and 1998, recourse debt consisted of $163,045 and $529,067, respectively, of repurchase agreements secured by investments, $263,190 and $355,805, respectively, outstanding under secured credit facilities which are secured by loans held for sale or securitization, securities and other investments, and $990 and $2,557, respectively, of amounts outstanding under a capital lease. At December 31, 1999, substantially all recourse debt in the form of repurchase agreements had maturities within sixty days and bear interest at rates indexed to LIBOR. If the counterparty to the repurchase agreement fails to return the collateral, the ultimate realization of the security by Dynex REIT may be delayed or limited. The excess market value of the assets securing Dynex REIT's repurchase obligations at December 31, 1999 did not exceed 10% of shareholders' equity for any of the individual counterparties with whom Dynex REIT had contracted these agreements.

     At December 31, 1999, Dynex REIT had four committed secured credit facilities aggregating $698,662 to finance the funding of loans and securities, which expire prior to December 31, 2000. The following table summarizes the material terms of these facilities:

---------------------------------------- --------------- ----- ------------------ -------------------- --------------------
                                          Outstanding                                                   Range of Interest
               Facility                     Balance              Maturity Date    Eligible Collateral         Rates
---------------------------------------- --------------- ----- ------------------ -------------------- --------------------

$195,000 secured credit facility         $     111,600   (1)     May 29, 2000       Loans held for      Various, ranging
agented by Chase Bank of Texas                                                    sale, property tax     from LIBOR plus
                                                                                      receivables         1.375%-2.50%

$400,000 secured credit facility with           83,600          April 28, 2000    Loans held for sale   LIBOR plus 1.25%
Morgan Stanley Mortgage Capital, Inc.                                                                       and 1.50%

$100,000 secured credit facility with           47,800           May 10, 2000      Funding Notes and    LIBOR plus 3.00%
Daiwa Finance Corp.                                                                   Securities

$3,700  secured  credit  facility  with          3,700         December 15, 2000   Other investments    LIBOR plus 2.50%
Residential Funding Corporation
---------------------------------------- --------------- ----- ------------------ -------------------- --------------------
                                         $     246,700
---------------------------------------- --------------- ----- ------------------ -------------------- --------------------

(1) The $195,000  secured credit  facility  agented by Chase Bank of Texas includes a subline in the amount of $79,052 for the issuance of letters of credit to  facilitate  the issuance of  tax-exempt  multifamily  housing  bonds as discussed in
Note 13. As of December  31,  1999,  $79,052 of letters of credit had been issued  under the  subline.  Such amount is not included in the $111,600 balance outstanding included in the table above.

     For the credit lines expiring on April 28, 2000 and May 29, 2000, Dynex REIT is seeking to sell a substantial portion of the associated collateral by the respective maturity dates. However, it is unlikely that Dynex REIT will be able to payoff such credit lines by the respective maturity dates, and there can be no assurances that the lenders will agree to any extensions. In the event that the lenders declare an Event of Default, the underlying credit line agreements provide for the liquidation of the pledged collateral. In such a scenario it is likely that the Company will suffer substantial losses on the sale of the collateral. For the credit line expiring May 10, 2000, Dynex REIT and the lender executed a letter of intent dated April 10, 2000 whereby the collateral currently pledged to the line is instead pledged to a senior/subordinate security structure. Under the terms of the letter, the lender will "purchase" the senior security, the proceeds of which are used to repay the remaining amount outstanding under the credit line. Dynex REIT will retain the subordinate class. The security will provide for the full amortization of the senior class before any cash flow is paid on the subordinate class. The above lines of credit include various representations and covenants. Dynex REIT has violated certain covenants on credit lines expiring on April 28, 2000 and May 29, 2000 relating primarily to minimum net worth, minimum senior unsecured ratings requirements and the receipt of a going concern opinion from its auditors. Dynex REIT has received waivers from the investment bank on the credit line expiring on April 28, 2000 for the minimum senior unsecured ratings and minimum net worth requirements. Dynex REIT has not received a waiver for the uncured covenant violation for the receipt of the going concern opinion. The investment bank has not notified the Company formally in writing as required by the loan agreement that it has (i) terminated its commitments to lend or (ii) declared all or a portion of the loan due and payable. Dynex REIT has not received waivers for any uncured covenant violations from the bank syndicate on the credit line expiring on May 29, 2000. The bank syndicate has not formally notified Dynex REIT in writing as required by the loan documentation, that it has (i) terminated its commitment to lend or (ii) declared all or a portion of the loan due and payable. The Company's recourse credit facilities generally contain cross-default provisions whereby a default under any one credit facility is a default under each of the other credit facilities.

     In 1997, Dynex REIT entered into capital leases for financing its furniture and computer equipment. Interest expense on these capital leases was $177, $274 and $52 for the years ended December 31, 1999, 1998 and 1997, respectively. The leases expire in 2002. The aggregate payments due under the capital leases for remaining three years after December 31, 1999 are $573, $317 and $255, respectively.

     Unsecured Debt. Since 1994, Dynex REIT has issued three series of unsecured notes payable totaling $150 million. These notes payable had an outstanding balance at December 31, 1999 of $110.8 million. The Company has $97.3 million outstanding of its July 2002 senior notes (the "2002 Notes") and $13.5 million outstanding on notes issued in September 1994 (the "1994 Notes"). During the year ended December 31, 1999, Dynex REIT extinguished $2.75 million of the 2002 Notes resulting in a $0.6 million extraordinary gain. Effective May 15, 1999, the Company amended the 1994 Notes. In return for certain covenant relief related to the fixed-charge coverage requirements of the 1994 Notes, the Company agreed to (i) convert the principal amortization of the 1994 Notes from annual to monthly and (ii) shorten the remaining principal amortization period from 30 months to 16 months. Monthly amortization for the 1994 Notes through August 2000 approximates $1.7 million per month. The Company is in violation of certain covenants in the 1994 Notes including the minimum net worth requirement and the covenant requiring an unqualified audit opinion. The Company has not received waivers for these defaults; however, the holders of the 1994 Notes have not accelerated the remaining amounts due.

     The 2002 Notes contain covenants which provide for the acceleration of amounts outstanding under the 2002 Notes should Dynex REIT default under other credit agreements in amounts in excess of $10 million, and such amounts outstanding under the other credit agreements are accelerated by the respective lender.

NOTE 8 - FAIR VALUE AND ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS No. 107") requires the disclosure of the estimated fair value of on-and off-balance-sheet financial instruments. The following table presents the amortized cost and estimated fair values of Dynex REIT's financial instruments as of December 31, 1999 and 1998:

----------------------------------------- ---------------------------------------- ----------------------------------------
                                                           1999                                     1998
                                          ---------------------------------------- ----------------------------------------
                                           Notional     Amortized        Fair       Notional     Amortized        Fair
Recorded financial instruments:             Amount         Cost         Value        Amount         Cost         Value
----------------------------------------- ------------ ------------- ------------- ------------ ------------- -------------

Assets:
  Collateral for collateralized bonds      $        -   $3,734,310    $3,699,829    $        -   $4,267,268    $4,293,159
  Securities                                        -      135,431       126,675             -      263,708       243,589
  Other investments                                 -       48,927        48,752             -       30,371        29,249
  Loans held for sale or securitization             -      236,332       237,192             -      356,895       354,102
  Interest rate cap agreements              1,364,000        7,190         1,920     1,599,000        9,634           764
Liabilities:
   Non-recourse debt                                -    3,282,378     3,282,378             -    3,665,316     3,665,316
   Recourse debt:
     Secured by collateralized bonds
      retained                                      -      144,746       144,746             -      298,695       298,695
     Secured by investments                         -      282,479       282,479             -      588,735       588,735
     Unsecured                                      -      109,873        80,747             -      145,303       105,205

Off-balance sheet financial
instruments:
----------------------------------------- ------------ ------------- ------------- ------------ ------------- -------------

Options on futures contracts                        -            -             -       700,000        4,589         2,441
Interest rate swap agreements               1,020,000            -        (1,259)    1,139,863            -        (3,699)
Commitments to fund loans                      54,668       (3,948)       49,066       823,030       27,908       849,713
----------------------------------------- ------------ ------------- ------------- ------------ ------------- -------------

     The fair value of collateral for collateralized bonds, securities, other investments, loans held for sale or securitization and interest rate cap agreements is based on actual market price quotes, or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions. Non-recourse debt and secured recourse debt are short-term borrowings that reprice frequently. Therefore, the carrying value approximates the fair value. For unsecured debt maturing in less than one year, carrying value approximates fair value. For unsecured debt with a maturity of greater than one year, the fair value was determined by calculating the present value of the projected cash flows using appropriate discount rates. The fair value of the off-balance sheet financial instruments excluding the commitments to fund loans was determined from actual market quotes. The fair value of the commitments to fund loans was estimated assuming the loans were securitized at current market rates.

     Derivative Financial Instruments Used for Interest Rate Risk Management Dynex REIT may engage in derivative financial instrument activities for the purpose of interest rate risk management and yield enhancement. As of December 31, 1999, all of Dynex REIT's outstanding derivative financial positions were for interest rate risk management. For all derivative financial instruments, Dynex REIT has credit risk to the extent that the counterparties do not perform their obligation under the agreements. If one of the counterparties does not perform, Dynex REIT would not receive the cash to which it would otherwise be entitled under the conditions of the agreement.

     Interest rate cap agreements. Dynex REIT has LIBOR and one-year Constant Maturity Treasury (CMT) index based interest rate cap agreements to limit its exposure to the lifetime interest rate caps on certain of its ARM securities and collateral for collateralized bonds. Under these agreements, the Company will receive additional cash flow should the related index increase above the contracted rates. Contract rates on these cap agreements range from 9.0% to 11.5%, with expiration dates ranging from 2001 to 2004.

     Financial futures, forwards and options contracts. Dynex REIT may use financial futures, forward and option contracts to reduce exposure to the effect of changes in interest rates on funded loans, as well as those loans that Dynex REIT has committed to fund. As of December 31, 1999, Dynex REIT had outstanding commitments to fund multifamily and commercial loans of $26,005 at fixed interest rates ranging from 6.69% to 7.90%. The multifamily and commercial commitments had original terms of not more than 18 months. Dynex REIT has deferred net hedging losses of $186 at December 31, 1999. At December 31, 1999, there were no open financial futures, forward or options contracts to reduce exposure to the effect of changes in interest rates on these commitments.

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

     During 1999, Dynex REIT terminated interest rate swap agreements with a notional value of $102,198. These interest rate swap agreements related to Prime rate-based ARM loans financed with LIBOR-based variable-rate collateralized bonds. Under the terms of the agreement, the Company received one-month LIBOR plus 2.65% and paid one-month average Prime rate in effect three months prior. The cost of terminating this agreement was $750, which was deferred and is being recognized as a yield adjustment over the remaining life of the underlying collateral.

     During 1998 and 1997, Dynex REIT entered into interest rate swap agreements with a notional balance of $73,000 and $25,134, respectively, related to tax-exempt bonds for which Dynex REIT facilitates the issuance. As the facilitator of the issuance of the bonds, Dynex REIT is required to pay interest due to the bondholders in excess of a fixed rate. The bonds are floating-rate based on the current weekly Bond Market Association ("BMA") index. During the fourth quarter of 1998, Dynex REIT terminated all of these agreements. The cost of terminating these agreements was $3,419. The cost was deferred and is being amortized over the remaining life of the tax-exempt bonds. The amount remaining to be amortized at December 31, 1999 was $3,310.

     Derivative Financial Instruments Used for Other Than Risk Rate Management Purposes The Company may enter into financial futures, forwards and options contracts to enhance the overall yield on its investment portfolio. Such derivative contracts are accounted for as trading positions, and generally are for terms of less than three months. The Company realized gross gains of $4,160 and $4,136 from these contracts in 1999 and 1998, respectively, primarily from premium income received on options contracts written. The Company realized gross losses of $14 and $5,565 from these contracts in 1999 and 1998, respectively. There were no open trading positions at December 31, 1999 and 1998.


NOTE 9 - SALE OF LOAN PRODUCTION OPERATIONS

     On December 20, 1999, the Company sold its manufactured housing lending operations, which was operated through its affiliate, Dynex Financial, Inc., to a subsidiary of Bingham Financial Services Corporation (NYSE: BFSC) ("Bingham") for $18,602. Under the terms of the sale, Bingham purchased all of the outstanding stock of Dynex Financial, Inc. and assets that constitute the manufactured housing lending and servicing operations, as well as unsecuritized loans which had been held in warehouse at the time of the sale. As a result of the sale, the Company recorded a net gain of $1,540.

     On November 10, 1999, the Company sold its model home purchase/leaseback operations and related assets, which were operated through its affiliate, Dynex Residential, Inc., to Residential Funding Corporation, an indirect subsidiary of General Motors Corporation for $194,989. As a result of the sale, the Company recorded a net gain of $6,136. The provisions of the sale included indemnification escrows and reserves amounting to $3,000. These escrows and reserves will be released to the Company pursuant to various terms in the agreement over a period not to exceed 24 months.

NOTE 10 - EARNINGS PER SHARE

     The following table reconciles the numerator and denominator for both the basic and diluted EPS for the years ended December 31, 1999, 1998 and 1997.

----------------------------------- --------------------------- -- ---------------------------- -- ----------------------------
                                               1999                           1998                            1997
                                    --------------------------- -- ---------------------------- -- ----------------------------
-----------------------------------
                                                   Weighted-Average               Weighted-Average                Weighted-Average
                                                    Number of                      Number of                       Number of
                                                     Shares                          Shares                         Shares
                                     Income                          Income                          Income
----------------------------------- ---------- --- ------------ -- ----------- -- ------------- -- ----------- -- ------------

Income before extraordinary item     $(73,618)                       $ 20,148                       $  73,998
Extraordinary item - loss on
   extinguishment of debt              (1,517)                          (571)                               -
                                    ----------                     -----------                     -----------
Net income after extraordinary        (75,135)                         19,577                          73,998
item
Less: Dividends paid to preferred     (12,910)                        (13,019)               -        (14,820)
   stock
                                    ----------     ------------    -----------    -------------    -----------    ------------
                                                   ------------                   -------------                   ------------
        Basic                         (88,045)      11,483,977          6,558       11,436,599         59,178       10,757,845

Effect of dividends and additional shares
   of preferred stock:
     Series A                               -                -              -                 -         3,948          738,353
     Series B                               -                -              -                 -         5,500        1,034,737
     Series C                               -                -              -                 -             -                -
                                    ==========      ===========    ===========     ============    ===========    ============
       Diluted                       $(88,045)      11,483,977      $   6,558        11,436,599     $  68,626       12,530,935
                                    ==========      ===========    ===========     ============    ===========    ============

Earnings per share before extraordinary
item:
     Basic EPS                                          ($7.53)                           $0.62                         $5.50
                                                    ===========                    ============                   ============
     Diluted EPS                                        ($7.53)                           $0.62                         $5.48
                                                    ===========                    ============                   ============

Earnings per share after extraordinary
item:
     Basic EPS                                          ($7.67)                           $0.57                         $5.50
                                                    ===========                    ============                   ============
     Diluted EPS                                        ($7.67)                           $0.57                         $5.48
                                                    ===========                    ============                   ============

Reconciliation of anti-dilutive
shares:
   Dividends and additional shares
      of preferred stock:
       Series A                      $  3,063          654,531      $   3,111           660,812     $       -                -
       Series B                         4,475          956,217          4,535           959,282             -                -
       Series C                         5,372          920,000          5,373           920,000         5,372          919,868
   Expense and incremental shares
     of stock appreciation rights           -           28,931            929            15,226         2,019           51,849
                                    ==========      ===========    ===========     ============    ===========    ============
                                     $ 12,910        2,559,679      $  13,948         2,555,320     $   7,391          971,717
                                    ==========      ===========    ===========     ============    ===========    ============

----------------------------------- ---------- ---- ----------- -- ----------- --- ------------ -- ----------- -- ------------

     During 1999, Dynex REIT exercised its call rights on two series of previously issued collateralized bonds and re-securitized these two series along with six series of previously issued collateralized bonds redeemed in 1998. This re-securitization resulted in $2,114 of additional costs in 1999. During 1998, Dynex REIT redeemed six series of previously issued collateralized bonds, which resulted in $571 of additional costs related to such redemptions. In addition, Dynex REIT purchased $2,750 of the 2002 Notes during 1999, which resulted in an extraordinary gain of $597. As a result of these early redemptions, both the basic and diluted earnings per share were reduced by $0.14 during 1999.

NOTE 11 - PREFERRED STOCK

     The following table presents a summary of Dynex REIT's issued and outstanding preferred stock:

--------------------------------------------------------------------------------------------------------------------------
                                                                         Liquidation                Dividends
                                                                         Preference                 Per Share
                                                                                      ------------------------------------
                                                                          Per Share        1999        1998       1997
--------------------------------------------------------------------------------------------------------------------------

  Series A 9.75% Cumulative Convertible Preferred Stock ("Series A")        $24.00     $    1.17    $   2.37  $    2.71
  Series B 9.55% Cumulative Convertible Preferred Stock ("Series B")         24.50          1.17        2.37       2.71
  Series C 9.73% Cumulative Convertible Preferred Stock ("Series C")         30.00          1.46        2.92       2.92
--------------------------------------------------------------------------------------------------------------------------

     Dynex REIT is authorized to issue up to 50,000,000 shares of preferred stock. For all series issued, dividends are cumulative from the date of issue and are payable quarterly in arrears. The dividends are equal, per share, to the greater of (i) the per quarter base rate of $0.585 for Series A and Series B, and $0.73 for Series C, or (ii) one half times the quarterly dividend declared on Dynex REIT's common stock. Two shares of Series A, Series B and Series C are convertible at any time at the option of the holder into one share of common stock. Each series is redeemable by Dynex REIT at any time, in whole or in part,
(i) two shares of preferred stock for one share of common stock, plus accrued and unpaid dividends, provided that for 20 trading days within any period of 30 consecutive trading days, the closing price of the common stock equals or exceeds one-half of the issue price, or (ii) for cash at the issue price, plus any accrued and unpaid dividends.

     In the event of liquidation, the holders of all series of preferred stock will be entitled to receive out of the assets of Dynex REIT, prior to any such distribution to the common shareholders, the issue price per share in cash, plus any accrued and unpaid dividends.

No shares of Series A, B or C preferred stock were converted during 1999.

     The Company did not declare a dividend on its preferred stock during the third or fourth quarter of 1999. As of December 31, 1999, the total amount of dividends in arrears was $6,456. Individually, the amount of dividends in arrears on the Series A, the Series B and the Series C was $1,532 ( $1.17 per Series A share), $2,238 ($1.17 per Series B share) and $2,686 ($1.46 per Series C share), respectively.

NOTE 12 - EMPLOYEE BENEFITS

     Stock Incentive Plan Pursuant to the Company's 1992 Stock Incentive Plan, as amended on April 24, 1997 (the "Employee Incentive Plan"), the Company may grant to eligible employees stock options, stock appreciation rights ("SARs") and restricted stock awards. An aggregate of 2,400,000 shares of common stock is available for distribution pursuant to the Employee Incentive Plan. The Company may also grant dividend equivalent rights ("DERs") in connection with the grant of options or SARs. These SARs and related DERs generally become exercisable as to 20 percent of the granted amounts each year after the date of the grant. The Company expensed $1,830 for SARs and DERs related to the Employee Incentive Plan during 1997, and there was no expense during 1999 and 1998. There were no stock options outstanding as of December 31, 1999, 1998 and 1997.

     Stock Incentive Plan for Outside Directors In 1995, Dynex REIT adopted a Stock Incentive Plan for its Board of Directors (the "Board Incentive Plan") with terms similar to the Employee Incentive Plan. On May 1, 1995, the date of the initial date of grant under the Board Incentive Plan, each member of the Board of Directors was granted 14,000 SARs. Each Board member has subsequently received a grant of 2,000 SARs on May 1, 1996, 1997, 1998 and 1999. The SARs granted on May 1, 1995 were fully vested on May 1, 1998. Each successive award will become exercisable as to 20% of the granted amounts each year after the date of grant. The maximum period in which any SAR may be exercised is 73 months from the date of grant. The maximum number of shares of common stock encompassed by the SARs granted under the Board Incentive Plan is 200,000. Dynex REIT expensed $189 for SARs and DERs related to the Board Incentive Plan during 1997 and there was no expense during 1999 and 1998.


     The following table presents a summary of the SARs activity for both the Employee Incentive Plan and the Board Incentive Plan.

    -------------------------------- --------------------------------------------------------------------------------------
                                                                   Years ended December 31,
                                     --------------------------------------------------------------------------------------
    --------------------------------
                                              1999                           1998                           1997
                                     ------------------------ ----- ------------------------ ---- -------------------------
    -------------------------------- ------------- ---------- ----- ------------ ----------- ---- ------------- -----------
                                                   Weighted-Average              Weighted-Average               Weighted-Average
                                                   Exercise                      Exercise                       Exercise
                                      Number of      Price           Number of     Price           Number of      Price
                                        Shares                        Shares                         Shares
    -------------------------------- ------------- ---------- ----- ------------ ----------- ---- ------------- -----------
    SARs outstanding at beginning
      of year                           219,695      $44.72            173,723     $43.48            157,955      $35.92
    SARs granted                        111,858       14.00             64,775      47.00             52,075       55.00
    SARs forfeited                      (33,316)      34.15             (5,303)     48.48                  -        -
    SARs exercised                      (19,525)      10.86            (13,500)     28.16            (36,307)      27.28
                                                   ----------
    -------------------------------- -------------            ----- ------------ ----------- ---- ------------- -----------
    SARs outstanding at end of          278,712       33.33            219,695     $44.72            173,723      $43.48
    year
    -------------------------------- -------------            ----- ------------ ----------- ---- ------------- -----------
                                                   ----------
    SARs vested and exercisable         103,458       42.41             85,120     $41.52             55,910      $38.84
    -------------------------------- ------------- ---------- ----- ------------ ----------- ---- ------------- -----------

     The Company adopted the disclosure-only option under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"). If the fair value accounting provisions of FAS No. 123 had been adopted as of January 1, 1996 the pro forma effect on the 1999, 1998 and 1997 results would have been immaterial. The exercise price range for the SARs outstanding at December 31, 1999 was $14.00-$58.00 with a weighted-average exercise price of $33.33 and a weighted-average contractual remaining life of 3 years.

     Employee  Savings Plan The Company  provides an Employee Savings Plan under
Section 401(k) of the Internal Revenue Code. The Employee Savings Plan allows eligible employees to defer up to 12% of their income on a pretax basis. The Company matches the employees' contribution, up to 6% of the employees' eligible compensation. The Company may also make discretionary contributions based on the profitability of the Company. The total expense related to the Company's matching and discretionary contributions in 1999, 1998 and 1997 was $541, $497, and $424, respectively. The Company does not provide post employment or post retirement benefits to its employees.

     401(k) Overflow Plan During 1997, the Company adopted a non-qualifying overflow plan which covers employees who have contributed to the Employee Savings Plan the maximum amount allowed under the Internal Revenue Code. The excess contributions are made to the overflow plan on an after-tax basis. However, the Company partially reimburses employees for the effect of the contributions being made on an after-tax basis. The Company matches the employee's contribution up to 6% of the employee's eligible compensation. The total expense related to the Company's reimbursements in 1999, 1998 and 1997 was $60, $56 and $17, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     The Company makes various representations and warranties relating to the sale or securitization of loans. To the extent the Company were to breach any of these representations or warranties, and such breach could not be cured within the allowable time period, the Company would be required to repurchase such loans, and could incur losses. In the opinion of management, no material losses are expected to result from any such representations and warranties.

     The Company has made various representations and warranties relating to the sale of various production operations. To the extent the Company were to breach any of these representations or warranties, and such breach could not be cured within the allowable time period, the Company would be required to cover any loss and expenses up to certain limits. In the opinion of management, no material losses are expected to result from any such representations and warranties.

     Dynex REIT facilitates the issuance of tax-exempt multifamily housing bonds, the proceeds of which are used to fund construction or moderate rehabilitation mortgage loans on multifamily properties. These tax-exempt bonds are sold to third party investors. Dynex REIT enters into various standby commitment  and  similar  agreements  whereby  Dynex  REIT  is  required  to pay principal and interest to the bondholders in the event there is a payment shortfall from the construction proceeds, and is required to repurchase bonds if the bonds cannot be successfully marketed. Dynex REIT provided letters of credit to support its obligations in amounts equal $95,730 and $144,216 at December 31, 1999 and 1998, respectively. Dynex REIT is also party to various conditional bond repurchase obligation agreements which require Dynex REIT to repurchase bonds in the aggregate notional amount of $167,700 by June 15, 2000. As support for its obligation to repurchase, Dynex REIT has posted fully cash-collateralized letters of credit totaling $16,678, and esrowed cash of an additional $15,832 and posted a $5,000 sight draft surety bond. Such amounts are at risk should the Company fail on its repurchase obligation.

     As of December 31, 1999, Dynex REIT is obligated under noncancelable operating leases with expiration dates through 2004. Rent expense under those leases was $278, $336, and $295, respectively in 1999, 1998 and 1997. The future minimum lease payments under these noncancelable leases are as follows:
2000--$642; 2001--$659; 2002--$677; 2003--$696 and 2004--$9.

NOTE 14 - LITIGATION

     On February 8, 1999, AutoBond Acceptance Corporation ("AutoBond"), AutoBond Master Funding Corporation V ("Funding"), and its three principal common shareholders (collectively, the "Plaintiffs") commenced an action in the District Court of Travis County, Texas (250th Judicial District) against the Company and James Dolph (collectively, the "Defendants") alleging that the Company breached the terms of the Credit Agreement, dated June 9, 1998, by and among AutoBond, Funding and the Company. The terms of the Credit Agreement provided for the purchase by the Company of funding notes issued by Funding, and collateralized by automobile installment contracts ("Auto Contracts") acquired by AutoBond. The Company suspended purchasing the funding notes in February 1999 on grounds that AutoBond and Funding had violated certain provisions of the Credit Agreement. The Plaintiffs also alleged that the Defendants conspired to misrepresent and mischaracterize AutoBond's credit underwriting criteria and its compliance with such criteria with the intention of interfering and causing actual damage to AutoBond's business, prospective business and contracts.

     On August 26, 1999, the District Court of Travis County ordered AutoBond and Funding, through a temporary injunction action, to cooperate with the Company and permit the transfer of the servicing of the Auto Contracts from AutoBond to a third party servicer selected by the Company. The servicing was transferred on September 3, 1999.

     On March 9, 2000, a jury in the AutoBond action returned a verdict in favor of the Plaintiffs, and awarded AutoBond and Funding $18.7 million in direct lost profits and $50.5 million in lost future profits, for a total of $69.2 million. The Company filed on March 24, 2000 with the Court motions to set aside the verdict and to reduce the amount of the verdict, and on the same date, AutoBond filed a motion to the court to enter judgment. On April 17, 2000, in response to the various motions filed, the judge presiding over the matter in Travis County reduced the $69.2 million verdict awarded by the jury to approximately $27 million (which includes estimated prejudgment interest). As a result, the Company recorded a litigation provision of $27.0 million for the amount of the reduced judgment. Should AutoBond not accept the proposed judgment, the judge has indicated that he will grant Dynex a new trial. Should AutoBond accept the judgment, the Company is evaluating its options in the matter, which may include the appeal of the verdict and the resulting judgment. Factors for the Company to consider include the potential inability of the Company to post the amount of appeal bond necessary to secure an appeal. Should Dynex REIT not be able to secure an appeal bond for the full amount of the proposed judgement of $27 million, Texas State law would allow for Dynex REIT to present evidence to reduce the required amount of the appeal bond or to provide other collateral for the appeal. There can be no assurance that Dynex REIT will be allowed to post a reduced bond.


     The Company is also subject to other lawsuits or claims which arise in the ordinary course of its business, some of which seek damages in amounts which could be material to the financial statements. Although no assurance can be given with respect to the ultimate outcome of any such litigation or claim, the Company believes the resolution of such lawsuits or claims will not have a material affect on the Company's consolidated balance sheet, but could materially affect consolidated results of operations in a given year.



NOTE 15 - SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

------------------------------------------------------ -----------------------------------------------------
                                                                     Years ended December 31,
------------------------------------------------------ -----------------------------------------------------
                                                               1999               1998               1997
                                                           --------------    ---------------    ---------------

Cash paid for interest                                      $  264,130        $  319,626         $   232,598

Supplemental disclosure of non-cash activities:

     Collateral for collateralized bonds owned
     subsequently securitized                              $ 1,607,891       $         -        $     65,537

     Securities owned subsequently securitized              $    4,986        $  257,959         $   311,117

     Other investments owned subsequently securitized       $        -        $   37,221         $         -
---------------------------------------------------------- -------------- -- --------------- -- ---------------

NOTE 16 - RELATED PARTY TRANSACTIONS

     Dynex REIT has a credit arrangement with DHI whereby DHI and any of DHI's subsidiaries can borrow funds from Dynex REIT to finance its production operations. Under this arrangement, Dynex REIT can also borrow funds from DHI. The terms of the agreement allow DHI and its subsidiaries to borrow up to $50 million from Dynex REIT at a rate of Prime plus 1.0%. Dynex REIT can borrow up to $50 million from DHI at a rate of one-month LIBOR plus 1.0%. This agreement has a one-year maturity which is extended automatically unless notice is received from one of the parties to the agreement within 30 days of the anticipated termination of the agreement. As of December 31, 1999 and 1998, net borrowings due to DHI under this agreement totaled $26,720 and $8,583, respectively. Net interest expense under this agreement was $706, $992 and $462 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Dynex REIT also had a loan funding agreement with Dynex Financial, Inc. ("DFI"), an operating subsidiary of DHI, whereby Dynex REIT paid DFI on a fee plus cost basis for the origination of manufactured housing loans on behalf of Dynex REIT. During 1999, 1998 and 1997, Dynex REIT paid DFI $12,369, $15,771 and $9,722, respectively under such agreement. This agreement was terminated as a result of the sale of the manufactured housing operations during 1999.

     Dynex REIT had a funding agreement with Dynex Commercial, Inc. ("DCI"), an operating subsidiary of DHI, whereby Dynex REIT pays DCI a fee per loan purchased by Dynex REIT from DCI. Dynex REIT paid DCI $2,147, $4,753 and 1,694, respectively under this agreement for the years ended December 31, 1999, 1998 and 1997.

     Dynex REIT had note agreements with Dynex Residential, Inc. ("DRI"), an operating subsidiary of DHI, whereby DRI and its subsidiaries could borrow up to $287,000 from Dynex REIT on a secured basis to finance the acquisition of model homes from single-family home builders. The interest rate on the note was adjustable and was based on 30-day LIBOR plus 2.875%. During 1999, $4,577 of the notes was assumed by SMFC Funding Corporation ("SMFC"), a subsidiary of DHI. The remainder of the notes were paid off at the time of the sale of DRI on November 10, 1999. The outstanding balance of the notes as of December 31, 1999 and 1998 was $4,274 and $159,377, respectively. Interest income recorded by Dynex REIT for the years ended December 31, 1999, 1998 and 1997 was $12,793, $11,971 and $6,354, respectively.

     Dynex REIT has entered into subservicing agreements with DCI, Dynex Commercial Services, Inc. ("DCSI"), DFI and GLS Capital Services, Inc. ("GLS") to service commercial, single family, consumer, manufactured housing loans and property tax receivables. For servicing the commercial loans, DCI or DCSI, as applicable, received an annual servicing fee of 0.02% of the aggregate unpaid principal balance of the loans. For servicing the single family mortgage, consumer and manufactured housing loans, DFI received annual fees ranging from sixty dollars ($60) to one hundred forty-four dollars ($144) per loan and certain incentive fees. The subservicing agreement with DFI was terminated due to the sale of DFI on December 20, 1999. For servicing the property tax receivables, GLS receives an annual servicing fee of 0.72% of the aggregate unpaid principal balance of the property tax receivables. Servicing fees paid by Dynex REIT under such agreements were $2,873, $1,061 and $321 in 1999, 1998 and 1997, respectively.

NOTE 17- INVESTMENT IN AND ADVANCES TO DYNEX HOLDING, INC.

     In 1998, Dynex REIT changed its method of accounting for its investment in DHI from the full consolidation method to a method that approximates the equity method. The accounting change had no impact on net income. For consistency purposes, Dynex REIT has revised the 1997 financial statements to give retroactive effect to the change in accounting method.

     Investments in and advances to DHI accounted for under a method similar to the equity method amounted to $4,814 and $169,384 at December 31, 1999 and 1998, respectively. The results of operations and financial position of DHI are summarized below:

------------------------------------------------------ ------------------------------------------------------
Condensed Income Statement Information                               Years ended December 31,
------------------------------------------------------ ------------------------------------------------------
                                                               1999               1998               1997
---------------------------------------------------------- -------------- -- --------------- -- ----------------

Total revenues                                              $   40,710        $   30,126         $    17,338
Total expenses                                                  42,653            27,645              18,458
Net income (loss)                                               (1,943)            2,481              (1,120)

---------------------------------------------- ---------------------------------
Condensed Balance Sheet Information                           December 31,
---------------------------------------------- ---------------------------------
                                                       1999               1998
-------------------------------------------------- -------------- -- -----------

Total assets                                        $   36,822        $  196,324
Total liabilities                                        9,075           177,050
Total equity                                            27,747            19,274
-------------------------------------------------- -------------- -- -----------

NOTE 18- OTHER MATTERS

     During the year ended December 31, 1999, the Company issued 2,084 shares of its common stock pursuant to its dividend reinvestment program for net proceeds of $30.

     The Company repurchased 66,100 shares of its common stock outstanding at an aggregate purchase price of $700, or $10.59 per share, during the year ended December 31, 1999. The Company has authorization to purchase an additional 848,900 shares of its common stock.

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

December 31, 1999
(amounts in thousands except number of loans)

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
----------------------------------------------------------------------------------------------------------------------------

First mortgage loans:
Single family residential
   18 mortgages, original       7.25% -    Varies               -   $          $                    $ 1,493             $ 69
   loan amounts ranging from     10.25%                                    -            -
   $46  to $216

Commercial
Office Building
St. Paul, Minnesota  (1)         6.96%     October       Interest          -       41,500             14,729              -
                                           1, 2008       and
                                                         principal
                                                         monthly

Denver, Colorado  (1)            8.30%     October       Interest          -       30,000              6,870              -
                                           1, 2012       and
                                                         principal
                                                         monthly

New Orleans, Louisiana           9.70%     April 1,      Interest          -        8,200              8,200              -
                                           2001          monthly

New Orleans, Louisiana           9.70%     April 1,      Interest          -        7,400              7,400              -
                                           2001          monthly

New Orleans, Louisiana           8.70%     April 1,      Interest          -       15,000             15,000              -
                                           2001          monthly

Multifamily Residential
Baton Rouge, Louisiana           7.75%     March, 1      Interest          -        8,075              7,297              -
                                           2016          and
                                                         principal
                                                         monthly

Baton Rouge, Louisiana           7.75%     March, 1      Interest          -        8,075              6,851              -
                                           2016          and
                                                         principal
                                                         monthly

Garland, Texas                   7.95%     May, 1        Interest          -       11,750             11,693              -
                                           2017          and
                                                         principal
                                                         monthly

Fredricksburg, Virginia          7.95%     August, 1     Interest          -        5,290              5,276              -
                                           2017          and
                                                         principal
                                                         monthly



DYNEX CAPITAL, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE (CONTINUED)

December 31, 1999
(amounts in thousands except number of loans)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                                Principal
                                                                                                                Amount of
                                                                                                Carrying          Loans
                                           Final       Periodic                   Face         Amount of       Subject to
                                Interest   Maturity    Payment      Prior       Amount of    Mortgage Loans    Delinquent
         Description              Rate        Date       Terms       Liens      Mortgages                     Principal or
                                                                                                                Interest
----------------------------------------------------------------------------------------------------------------------------

Columbia, South Carolina         7.75%     January, 1                        -         4,876             4,837               -
                                           2009             Interest
                                                            and
                                                            principal
                                                            monthly

Arvada, Colorado                 7.95%     January, 1                        -         3,887             3,887               -
                                           2018             Interest
                                                            and
                                                            principal
                                                            monthly

Concord, North Carolina          7.95%     June, 1 2017                      -         3,795             3,779               -
                                                            Interest
                                                            and
                                                            principal
                                                            monthly

Austin, Texas                    8.15%     September, 1                      -         3,600             3,591               -
                                           2017             Interest
                                                            and
                                                            principal
                                                            monthly

Oceanside, California            8.00%     April, 1 2009                     -         7,000             3,640               -
                                                            Interest
                                                            monthly

22 mortgages, original loan     6.79%-     Varies                -           -             -            30,524               -
amounts ranging from $115 to     8.75%
$3,034
-------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
                                                                                                        135,067
    Write-down  to lower of
       cost or market                                                                                   (14,221)
    Net premium/discount                                                                                 (2,581)
    Allowance for loan losses                                                                               (26)
------------------------------------------------------------------------------------------------------------------------------
Total mortgage loans on real                                                                        $   118,239
   estate
------------------------------------------------------------------------------------------------------------------------------

(1)   The Company owns a  participation  in this loan.  The remaining  amount of the loan was  securitized in a commercial securitization completed by the Company in December 1998.


     The loans in the table above are conventional mortgage loans secured by either single family and/or commercial properties with initial maturities ranging from 3 to 30 years. All of the loans above are fixed-rate. The Company believes that its mortgage pool insurance and allowance of $26 are adequate to cover any exposure on delinquent mortgage loans. A summary of activity of the single family and commercial mortgage loans for the years ended December 31, 1999, 1998 and 1997 is as follows:


      Balance at December 31, 1996                          $     238,428
      Mortgage loans funded                                     1,526,229
      Collection of principal                                     (61,188)
      Mortgage loans sold or securitized                       (1,544,844)
      -------------------------------------- -------------- ----------------

      Balance at December 31, 1997                                158,625
      Mortgage loans funded or purchased                        1,164,512
      Collection of principal                                    (118,583)
      Mortgage loans securitized                               (1,070,186)
      -------------------------------------- -------------- ----------------

      Balance at December 31, 1998                                134,368
      Mortgage loans funded or purchased                          183,386
      Collection of principal                                     (16,642)
      Mortgage loans sold or securitized                         (168,652)
      Write-down of loans to lower of cost
         or market                                                (14,221)
      -------------------------------------- -------------- ----------------
       Balance at December 31, 1999                          $     118,239
      -------------------------------------- -------------- ----------------

     The geographic distribution of the Company's single family and commercial loans held for sale or securitization at December 31, 1999 is as follows:

                                       Number of Loans                 Principal
     State                                                               Amount
     ------------------------- ------ ------------------ ----------------------

     California                                   2                            $
                                                                           3,798
     Colorado                                     2                       10,766
     Georgia                                      1                          115
     Kansas                                       1                        1,233
     Kentucky                                     1                          115
     Louisiana                                    6                       47,381
     Michigan                                     3                        4,901
     Minnesota                                    4                       17,116
     Mississippi                                  1                          434
     North Carolina                               9                        6,348
     Nebraska                                     1                        1,538
     New York                                     2                        4,753
     Oregon                                       1                           78
     South Carolina                               3                        6,626
     Tennessee                                    6                        4,561
     Texas                                        4                       17,799
     Utah                                         1                        1,357
     Virginia                                     4                        5,505
     Wisconsin                                    1                          573
     West Virginia                                1                           70
     ---------------------------------- --- ------- ------------------------ --
     Total                                                               135,067
     Write-down to lower of cost or
       market                                                          (14,221 )
     Net premium/discount                                               (2,581 )
     Allowance for loan losses                                             (26 )
     ---------------------------------- --- ------- ------------------------ --
                                                                               $
                                                                        118,239
     ---------------------------------- --- ------- ------------------------- --


                                                      EXHIBIT INDEX



                                                                    Sequentially
Exhibit                                                            Numbered Page
21.1              List of consolidated entities                          I

23.1              Consent of Deloitte & Touche LLP                      II

23.2              Consent of KPMG LLP                                  III