Form 10-Q
period 2000-03-31
DYNEX CAPITAL INC
filed 2000-05-19
CIK 826675

UNITED STATES
                                            SECURITIES AND EXCHANGE COMMISSION
                                                   Washington, DC 20549

                                                         FORM 10-Q


     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        For the quarter ended March 31, 2000


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
|_| Yes             |X|No


     On April 30, 2000, the registrant had 11,444,188 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.




                                               DYNEX CAPITAL, INC.
                                                    FORM 10-Q

                                                      INDEX



                                                                            PAGE

PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      Consolidated Balance Sheets at March 31, 2000 and
                      December 31,1999.........................................3

                      Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999............................4

                      Consolidated Statement of Shareholders' Equity for
                      the three months ended March 31, 2000....................5

                      Consolidated Statements of Cash Flows for
                      the three months ended March 31, 2000 and 1999...........6

                      Notes to Unaudited Consolidated Financial
                      Statements...............................................7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...............18

         Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk........................................................33


PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................36

         Item 2.  Changes in Securities and Use of Proceeds...................37

         Item 3.  Defaults Upon Senior Securities.............................37

         Item 4.  Submission of Matters to a Vote of Security Holders.........37

         Item 5.  Other Information...........................................37

         Item 6.  Exhibits and Reports on Form 8-K............................37



         SIGNATURES...........................................................38


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)
                                                                             March 31,             December 31,
  ASSETS                                                                        2000                   1999
                                                                          ------------------     ------------------
  Investments:
    Collateral for collateralized bonds                                    $     3,552,431        $     3,700,714
    Securities                                                                     110,257                127,711
    Other investments                                                               39,599                 48,927
    Loans held for sale                                                            225,796                232,384
                                                                          ------------------     ------------------
                                                                                 3,928,083              4,109,736

  Investment in and net advances to Dynex Holding, Inc.                              8,112                  4,814
  Cash, substantially restricted                                                    53,584                 54,433
  Accrued interest receivable                                                        1,979                  2,208
  Other assets                                                                      16,899                 19,705
                                                                          ==================     ==================
                                                                           $     4,008,657        $     4,190,896
                                                                          ==================     ==================

  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
  Non-recourse debt                                                        $     3,243,092        $     3,282,378
  Recourse debt:
    Secured by collateralized bonds retained                                        69,734                144,746
    Secured by investments                                                         245,963                282,479
    Unsecured                                                                      105,003                109,873
                                                                          ------------------     ------------------
                                                                          ------------------     ------------------
                                                                                 3,663,792              3,819,476

  Accrued interest payable                                                           3,109                  6,303
  Accrued expenses and other liabilities                                            34,919                 40,045
                                                                          ------------------     ------------------
                                                                                 3,701,820              3,865,824
                                                                          ------------------     ------------------

  SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share,
     50,000,000 shares authorized:
        9.75% Cumulative Convertible Series A,
          1,309,061 issued and outstanding                                          29,900                 29,900
        9.55% Cumulative Convertible Series B,
          1,912,434 issued and outstanding                                          44,767                 44,767
        9.73% Cumulative Convertible Series C,
          1,840,000 issued and outstanding                                          52,740                 52,740
  Common stock,  par value $.01 per share,
    100,000,000 shares authorized,
    11,444,188 and 11,444,099 issued and outstanding, respectively                     114                    114
  Additional paid-in capital                                                       351,995                351,995
  Accumulated other comprehensive loss                                             (56,038)               (48,507)
  Accumulated deficit                                                             (116,641)              (105,937)
                                                                          ------------------     ------------------
                                                                                   306,837                325,072
                                                                             ---------------     ------------------
                                                                          ====
                                                                           $     4,008,657        $     4,190,896

                                                                          ==================     ==================

See notes to unaudited consolidated financial statements.




DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)



                                                                               Three Months Ended
                                                                                   March 31,
                                                                       -----------------------------------
                                                                       --------------- --- ---------------
                                                                            2000                1999
                                                                       ---------------     ---------------
                                                                       ---------------     ---------------

Interest income:
   Collateral for collateralized bonds                                  $   70,230           $  71,238
   Securities                                                                1,976               4,590
   Other investments                                                         1,512                 584
   Loans held for sale or securitization                                     5,374               7,373
   Net advances to Dynex Holding, Inc.                                           -               3,333
                                                                       ---------------     ---------------
                                                                       ---------------     ---------------
                                                                            79,092              87,118
                                                                       ---------------     ---------------
                                                                       ---------------     ---------------

Interest and related expense:
   Non-recourse debt                                                        56,827              55,207
   Recourse debt                                                             8,886              16,175
   Other                                                                     1,788                 730
   Net advances from Dynex Holding, Inc.                                       291                   -
                                                                       ---------------     ---------------
                                                                       ---------------     ---------------
                                                                            67,792              72,112
                                                                       ---------------     ---------------
                                                                       ---------------     ---------------

Net interest margin before provision for losses                             11,300              15,006
Provision for losses                                                        (5,321)             (3,793)
                                                                       ---------------     ---------------
                                                                       ---------------     ---------------
Net interest margin                                                          5,979              11,213

Net loss on sale or writedown of investments                               (13,433)               (926)
Equity in net loss of Dynex Holding, Inc.                                     (719)               (369)
Other income                                                                   122               1,359
                                                                       ---------------     ---------------
                                                                       ---------------     ---------------
                                                                            (8,051)             11,277

General and administrative expenses                                         (2,403)             (2,008)
Net administrative fees and expenses to Dynex Holding, Inc.                   (250)             (5,924)
                                                                       ---------------     ---------------
                                                                       ---------------     ---------------
(Loss) income before extraordinary item                                    (10,704)              3,345

Extraordinary item  - loss on extinguishment of debt                             -              (1,086)
                                                                       ---------------     ---------------
                                                                       ---------------     ---------------
Net (loss) income after extraordinary item                                 (10,704)              2,259
Dividends on preferred stock                                                (3,228)             (3,228)
                                                                       ---------------     ---------------
                                                                       ===============     ===============
Net loss to common shareholders                                          $ (13,932)          $    (969)
                                                                       ===============     ===============
                                                                       ===============     ===============

Net (loss) income per common share before extraordinary item:
   Basic                                                                 $   (1.22)          $  0.01
                                                                       ===============     ===============
                                                                       ===============     ===============
   Diluted                                                               $   (1.22)          $  0.01
                                                                       ===============     ===============
                                                                       ===============     ===============

Net loss per common share after extraordinary item:
   Basic                                                                 $   (1.22)          $ (0.08)
                                                                       ===============     ===============
                                                                       ===============     ===============
   Diluted                                                               $   (1.22)          $ (0.08)
                                                                       ===============     ===============
                                                                       ===============     ===============

See notes to unaudited consolidated financial statements.


DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the three months ended March 31, 2000
(amounts in thousands)




                                                                                      Accumulated
                                                                       Additional        Other
                                              Preferred      Common      Paid-in     Comprehensive    Accumulated
                                                Stock        Stock       Capital          Loss          Deficit        Total
                                              ------------ ------------------------- --------------- --------------- ------------


Balance at December 31, 1999                  $   127,407    $   114    $  351,995      $ (48,507)    $   (105,937)   $ 325,072
                                              ------------ ------------------------- --------------- --------------- ------------

Comprehensive loss:
   Net loss - three months ended
     March 31, 2000                                    -           -             -              -                       (10,704)
                                                                                                           (10,704)
   Change in net unrealized loss on
     investments classified as
     available-for-sale during the period              -            -           -          (7,531)               -       (7,531)
                                              ------------ ------------------------- --------------- --------------- ------------
Total comprehensive loss                               -           -             -         (7,531)                      (18,235)
                                                                                                           (10,704)

                                              ------------ ------------------------- --------------- --------------- ------------

Balance at March 31, 2000                      $ 127,407     $   114    $  351,995      $ (56,038)     $  (116,641)  $  306,837
                                              ============ ========================= =============== =============== ============


See notes to unaudited consolidated financial statements.


DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                Three Months Ended


                                                                          ----------------------------------------
(amounts in thousands)                                                                   March 31,
                                                                             2000                   1999
                                                                       ------------------     ------------------
 Operating activities:
   Net (loss) income                                                      $     (10,704)        $       2,259
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Provision for losses                                                       5,321                 3,793
       Net loss on sale or writedown of investments                              13,433                   926
       Equity in net loss of Dynex Holding, Inc.                                    719                   369
       Extraordinary item  - loss on extinguishment of debt                           -                 1,086
       Amortization and depreciation                                              4,334                 9,868
       Net change in accrued interest, other assets and other                    (6,634)              (10,004)
         liabilities
                                                                       ------------------     ------------------
          Net cash provided by operating activities                               6,469                 8,297
                                                                       ------------------     ------------------

 Investing activities:
   Collateral for collateralized bonds:
     Funding of investments subsequently securitized                                  -              (280,783)
     Principal payments on collateral                                           120,868               396,198
     (Increase) decrease in accrued interest receivable                            (399)                2,987
     Net decrease (increase) in funds held by trustee                               201                  (744)
   Net decrease in loans held for sale or securitization                          6,691               149,210
   Purchase of other investments                                                   (553)               (7,237)
   Payments received on other investments                                         1,758                 2,997
   Purchase of securities                                                             -               (23,513)
   Payments received on securities                                               13,135                20,045
   Proceeds from sales of securities                                              2,468                16,181
   Investment in and net advances to Dynex Holding, Inc.                         (4,017)              (15,103)
   Proceeds from sale of loan operations                                          9,500                     -
   Capital expenditures                                                               -                    (6)
                                                                       ------------------     ------------------
        Net cash provided by investing activities                               149,652               260,232
                                                                       ------------------     ------------------

 Financing activities:
   Collateralized bonds:
     Proceeds from issuance of bonds                                             78,997               372,189
     Principal payments on bonds                                               (120,034)             (389,849)
     Increase in accrued interest payable                                           963                 2,858
   Repayment of senior notes                                                     (4,980)                    -
   Repayment of recourse debt borrowings, net                                  (111,916)             (251,904)
   Net proceeds from issuance of common stock                                         -                    18
   Dividends paid                                                                     -                (3,228)
                                                                       ------------------     ------------------
        Net cash used for financing activities                                 (156,970)             (269,916)
                                                                       ------------------     ------------------

 Net decrease in cash                                                              (849)               (1,387)
 Cash at beginning of period                                                     54,433                30,103
                                                                       ==================     ==================
 Cash at end of period                                                    $      53,584         $      28,716
                                                                       ==================     ==================

 Cash paid for interest                                                   $      66,763         $      70,691
                                                                       ==================     ==================
                                                                       ==================     ==================

 Supplemental disclosure of non-cash activities:

      Collateral for collateralized bonds owned subsequently              $           -         $   1,161,475
 securitized
                                                                       ==================     ==================
                                                                       ==================     ==================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000
(amounts in thousands except share data)

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

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The Consolidated Balance Sheet at March 31, 2000, the Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999, the Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2000, the Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 and related notes to consolidated financial statements are unaudited. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1999.

     Certain reclassifications have been made to the financial statements for 1999 to conform to presentation for 2000.

NOTE 2 -- SIGNIFICANT RISKS AND UNCERTANTIES

     The Company's business strategy has historically relied on access to financing sources such as warehouse lines of credit and repurchase agreements, and the asset-backed securities market, to finance its activities. During 1999, the Company's access to these sources of financing was substantially impaired due in part to market perception of specialty finance companies that resulted from the disruption in the fixed income market in late 1998. As a result of this environment, the Company sold both its manufactured housing lending operations and model home purchase/leaseback business during 1999, and decided not to extend the forward commitments on commercial mortgage loans. In addition, in lieu of securitization, the Company decided to sell as whole loans its commercial loans held in inventory. The sale of the two production operations will significantly lower the Company's capital requirements and will reduce the need for short-term financing. On a long-term basis, competitive pressures, including competing against larger companies which generally have significantly lower costs of capital and access to the financing sources, the lack of ability to obtain critical lending sources to finance its production operations, and the lack of ability to access the capital markets as a long-term source of financing in a cost effective manner, are expected to continue to hamper the Company's ability to compete profitably in the marketplace for the foreseeable future.

     The Company has recourse debt of approximately $427 million as of March 31, 2000, of which $324 million comes due in 2000 (see Note 5, Recourse Debt). Given the Company's operating performance during 1999 and the recent jury verdict in the litigation with AutoBond Acceptance Corporation as discussed in Note 9, Litigation, the Company's access to additional credit has been limited, and there is generally less willingness of the Company's current lenders to grant extensions. In addition, the Company is in violation of certain covenants in two of its warehouse lines of credit and the 1994 Senior Notes, principally related to minimum senior unsecured ratings and minimum net worth requirements, and the receipt of a going concern opinion from its auditors. The Company has not received waivers from one of its warehouse lines of credit and the 1994 Senior Notes for these covenant violations, and, as a result, certain lenders could accelerate the debt as due and payable upon written notice. As of May 15, 2000, no lender has accelerated such debt.

     As of May 15, 2000, the aggregate amount due under the two warehouse lines of credit was $237.7 million, collateralized by loans with an unpaid principal balance of $307.2 million. Substantially all collateral pledged under these lines is held for sale. No assurance can be given, however, that any sales will ultimately be consummated.

     The senior unsecured notes due July 2002, with an outstanding balance of $97.3 million at March 31, 2000, contain covenants which provide for the acceleration of amounts outstanding should Dynex REIT default under other credit agreements in amounts in excess of $10 million, and such amounts outstanding under the other credit agreements are accelerated by the respective lender.

     As of May 15, 2000, the Company also has $51.7 million outstanding under repurchase agreements with substantially one counterparty, which amount is collateralized with collateral having a current estimated market value of $58.4.

     As discussed in Note 9, Litigation, on March 9, 2000, a jury in the litigation with AutoBond Acceptance Corporation ("AutoBond") returned a verdict in favor of AutoBond, and awarded $18.7 million in direct lost profits and $50.5 million in lost future profits to AutoBond. On April 17, 2000, based on motions filed by the Company, the judge presiding over the matter in Travis County proposed a judgment of approximately $27 million (which includes estimated prejudgment interest) in lieu of the approximate $69 million jury verdict. At a subsequent hearing on April 17, 2000, the Court further reduced the award to $23.6 million including prejudgment interest. AutoBond has accepted this judgment, as reduced by the trial court, of $23.6 million. On May 15, 2000, the Court denied the Company's motion to post alternative security in lieu of an appeal bond in order to appeal the Court's earlier judgment in favor of AutoBond. To date the Company has been unable to obtain an appeal bond. The Court stayed enforcement of the judgment for ten days to allow the Company to appeal the Court's action to the Austin Court of Appeals. The Company intends to appeal the Court's action. In addition, the Court ordered the parties to resume mediation in an effort to either settle the case or agree on alternative security. The Court also reduced the amount of the judgment by $270,000 to approximately $23.3 million. As of March 31, 2000, the Company has a litigation reserve of $26.8 million.


NOTE 3--NET INCOME PER COMMON SHARE

     Net income per common share is presented on both a basic net income per common share and diluted net income per common share basis. Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights, using the treasury stock method, but only if these items are dilutive. As a result of the two-for-one split in May 1997 and the one-for-four reverse split in July 1999 of Dynex REIT's common stock, the preferred stock is convertible into one share of common stock for two shares of preferred stock

     The following table reconciles the numerator and denominator for both the basic and diluted net income per common share for the three months ended March 31, 2000 and 1999.


------------------------------------------------------------ ------------------------------------------------------------------
                                                                               Three Months Ended March 31,
                                                             ------------------------------------------------------------------
                                                                         2000                                1999
------------------------------------------------------------ ------------------------------ --- -------------------------------
                                                                              Weighted-Average                    Weighted-Average
                                                                                Number of                           Number of
                                                                                  Shares                              Shares
                                                                 Income                             Income
                                                             -------------    -------------     -------------     -------------

(Loss) income before extraordinary item                      $   (10,704)                       $     3,345
Extraordinary item - loss on extinguishment of debt                    -                             (1,086)
                                                             -------------                      -------------
                                                             -------------                      -------------
Net (loss) income after extraordinary item                       (10,704)                             2,259
Less:  Dividends on preferred stock                               (3,228)                            (3,228)
                                                             -------------    -------------     -------------     -------------
       Basic and diluted net loss to common shareholders     $                  11,444,158      $                     11,507,431
                                                             (13,932)                           (969)
                                                             =============    =============
                                                             =============    =============     =============     =============

Net (loss) income per common share before extraordinary
         item:
     Basic                                                                    $     (1.22)                        $
                                                                                                                  0.01
                                                                              =============                       =============
     Diluted                                                                  $     (1.22)                        $
                                                                                                                  0.01
                                                                              =============                       =============

Net loss per common share after extraordinary item:
     Basic                                                                    $     (1.22)                       $
                                                                                                                 (0.08)
                                                                              =============                      =============
     Diluted                                                                  $     (1.22)                       $
                                                                                                                 (0.08)
                                                                              =============                      =============

Reconciliation of anti-dilutive shares:
   Dividends and additional shares of preferred stock:
       Series A                                              $                    654,531       $         766         654,531
                                                             766
       Series B                                                    1,119          956,217             1,119           956,217
       Series C                                                    1,343          920,000             1,343           920,000
   Expense and incremental shares of stock appreciation
     rights                                                            -           24,539                 2            28,764
                                                                              -------------     -------------    -------------
                                                             =============
                                                             $     3,228        2,555,287       $      3,230        2,559,512
                                                             =============    =============     =============    =============
                                                             -------------    -------------

------------------------------------------------------------ ------------- -- ------------- --- ------------- -- ------------- ---

NOTE 4 -- COLLATERAL FOR COLLATERALIZED BONDS AND SECURITIES

     The following table summarizes Dynex REIT's amortized cost basis and fair value of investments classified as available-for-sale, as of March 31, 2000 and December 31, 1999, and the related average effective interest rates:

------------------------------------------ --------------------------------- ------ ------------------------------------
                                                    March 31, 2000                           December 31, 1999
------------------------------------------ --------------------------------- ------ ------------------------------------
                                                                Effective                                   Effective
                                                                 Interest                                    Interest
                                             Fair Value            Rate                Fair Value              Rate
------------------------------------------ ---------------- -- ------------- ------ ----------------- ---- -------------
Collateral for collateralized bonds:
     Amortized cost                         $  3,624,465             7.5%            $  3,752,702              7.8%
  Allowance for losses                           (16,352)                                 (15,299)
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------
     Amortized cost, net                       3,608,113                                3,737,403
  Gross unrealized gains                          26,061                                   34,198
  Gross unrealized losses                        (81,743)                                 (70,887)
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------
                                            $  3,552,431                             $  3,700,714
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------

Securities:
  Funding Notes and Securities              $     82,779             6.7%            $     94,890              6.8%
  Adjustable-rate mortgage securities             12,742             5.8%                  18,047              7.0%
  Fixed-rate mortgage securities                   9,173             8.8%                   9,861             13.5%
  Derivative and residual securities               7,576             0.9%                  18,421              1.5%
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------
                                                 112,270                                  141,219
  Allowance for losses                            (1,657)                                  (1,690)
   --------------------------------------- ---------------- -- ------------- ------ ----------------- --- --------------
        Amortized cost, net                      110,613                                  139,529
   Gross unrealized gains                          4,265                                    1,353
   Gross unrealized losses                        (4,621)                                 (13,171)
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------
                                            $    110,257                             $    127,711
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------

     Collateral for collateralized bonds. Collateral for collateralized bonds consists primarily of securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family housing, fixed-rate loans on multifamily and commercial properties and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds. Dynex REIT's exposure to loss on collateral for collateralized bonds is generally limited to the amount of collateral pledged to the collateralized bonds in excess of the amount of the collateralized bonds issued, as the collateralized bonds issued by the limited-purpose finance subsidiaries are non-recourse to Dynex REIT.

     Dynex REIT did not securitize any collateral through the issuance of collateralized bonds during the first quarter of 2000.

     Securities. Funding Notes and Securities consist of fixed-rate funding notes and securities secured by fixed-rate automobile installment contracts originated by AutoBond. Adjustable-rate mortgage securities ("ARM") consist of mortgage certificates secured by ARM loans. Fixed-rate mortgage securities consist of mortgage certificates secured by mortgage loans that have a fixed rate of interest for at least one year from the balance sheet date. Derivative securities are classes of collateralized bonds, mortgage pass-through certificates or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses.

     Sale of Investments. Securities with an aggregate principal balance of $2,771 were sold during the three months ended March 31, 2000 for an aggregate loss of $303. The specific identification method is used to calculate the basis of securities sold. Net loss on sale or writedown of investments at March 31, 2000 also includes (i) realized losses of $12,160 related to the writedown of $23,656 of securities which were sold during April 2000 (ii) realized losses of $1,282 primarily related to fees paid during the three months ended March 31, 2000 to cancel commercial loan commitments and (iii) realized gains of $342 related to the sale of $21,521 of commercial loans during the first quarter of 2000 (which Dynex REIT had recognized a loss of $6,480 during the fourth quarter of 1999 to adjust the carrying value of these loans to the lower of cost or market). Net loss on sale or writedown of investments at March 31, 1999 includes
(i) realized gains of $210 related to the sale of $15,971 of securities during the first quarter of 1999 (ii) realized losses of $2,051 related to the sale or writedown of $10,764 of commercial loans during the three months ended March 31, 1999 and (iii) realized gains of $431 on various trading positions entered into during the three months ended March 31, 1999.

     Dynex REIT uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments including collateral for collateralized bonds, are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Discount rates used are those which management believes would be used by willing buyers of these financial instruments at prevailing market rates. The discount rate used in the determination of fair value of the collateral for collateralized bonds at both March 31, 2000 and December 31, 1999 was approximately 18%. Variations in market discount rates, prepayments rates and credit loss assumptions may materially impact the resulting fair values of the Company's financial instruments. Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of Dynex REIT's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements.

NOTE 5 -- RECOURSE DEBT

     Dynex REIT utilizes repurchase agreements, notes payable and secured credit facilities (together, "recourse debt") to finance certain of its investments. The following table summarizes Dynex REIT's recourse debt outstanding at March 31, 2000 and December 31, 1999:


-------------------------------------------------------------- -------------------- -- ---------------------
                                                                 March 31, 2000          December 31, 1999
-------------------------------------------------------------- -------------------- -- ---------------------

Recourse debt secured by:
  Collateralized bonds                                          $        69,734         $      144,746
  Securities                                                             49,058                 66,090
  Other investments                                                      22,276                 31,498
  Loans held for sale                                                   173,761                183,901
  Other assets                                                              868                    990
                                                               --------------------    ---------------------
                                                                        315,697                427,225
Unsecured debt:
  7.875% senior notes, net of issuance costs                             96,452                 96,361
  Series B 10.03% senior notes, net of issuance costs                     8,551                 13,512
-------------------------------------------------------------- -------------------- -- ---------------------
                                                                $       420,700        $       537,098
-------------------------------------------------------------- -------------------- -- ---------------------

     Secured Debt. At March 31, 2000 and December 31, 1999, recourse debt consisted of $83,713 and $163,045, respectively, of repurchase agreements secured by investments, $231,116 and $263,190, respectively, outstanding under secured credit facilities which are secured by loans held for sale, securities and other investments, and $868 and $990, respectively, of amounts outstanding under a capital lease. At March 31, 2000, substantially all recourse debt in the form of repurchase agreements had maturities within sixty days and bear interest at rates indexed to one-month London InterBank Offered Rate ("LIBOR"). If the counterparty to the repurchase agreement fails to return the collateral, the ultimate realization of the security by Dynex REIT may be delayed or limited.

     At March 31, 2000, Dynex REIT had four committed secured credit facilities aggregating $698,700 to finance the funding of loans and securities, which expire prior to December 31, 2000. The following table summarizes the material terms of these facilities.

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
---------------------------------------- --------------- ----- ------------------ -------------------- --------------------

$195,000 secured credit facility         $     113,200   (1)     May 29, 2000       Loans held for      Various, ranging
agented by Chase Bank of Texas                                                    sale, property tax     from LIBOR plus
                                                                                      receivables         1.375%-2.50%

$400,000 secured credit facility with           71,900           May 19, 2000     Loans held for sale   LIBOR plus 1.25%
Morgan Stanley Mortgage Capital, Inc.                                                                       and 1.50%

$100,000 secured credit facility with           35,100           May 10, 2000      Funding Notes and    LIBOR plus 3.75%
Daiwa Finance Corp.                                                                   Securities

$3,700  secured  credit  facility  with          2,800         December 15, 2000   Other investments    LIBOR plus 2.50%
Residential Funding Corporation
---------------------------------------- --------------- ----- ------------------ -------------------- --------------------
                                         $     223,000
---------------------------------------- --------------- ----- ------------------ -------------------- --------------------

(1) The $195,000  secured credit  facility  agented by Chase Bank of Texas includes a subline in the amount of $79,052 for the issuance of letters of credit to  facilitate  the issuance of  tax-exempt  multifamily  housing  bonds as discussed in
Note 8. As of March 31,  2000,  $79,052 of  letters  of credit  had been  issued  under the  subline.  Such  amount is not included in the $113,200 balance outstanding included in the table above.

     For the Chase Bank of Texas syndicated line ("Chase Bank Syndicate") expiring on May 29, 2000 and the Morgan Stanley Mortgage Capital, Inc. ("Morgan Stanley") line expiring on May 19, 2000, Dynex REIT is seeking to sell a substantial portion of the associated collateral by the respective maturity dates. However, it is unlikely that Dynex REIT will be able to payoff such credit lines by the respective maturity dates, and there can be no assurances that the lenders will agree to any extensions. In the event that the lenders declare an Event of Default, the underlying credit line agreements provide for the liquidation of the pledged collateral. In such a scenario it is likely that the Company will suffer substantial losses on the sale of the collateral. The credit facility with Diawa Finance Corp. was fully prepaid on May 12, 2000 with the proceeds obtained from the securitization of the funding note collateral.

     The above lines of credit include various representations and covenants. Dynex REIT has violated certain covenants on credit lines expiring on May 19, 2000 and May 29, 2000 relating primarily to minimum net worth, minimum senior unsecured ratings requirements and the receipt of a going concern opinion from its auditors. Dynex REIT has received waivers from Morgan Stanley for the uncured covenant violations. Dynex REIT has not received waivers for any uncured covenant violations from the Chase Bank Syndicate on the credit line expiring on May 29, 2000. The Chase Bank Syndicate has not formally notified Dynex REIT in writing as required by the loan documentation, that it has (i) terminated its commitment to lend or (ii) declared all or a portion of the loan due and payable. The Company's recourse credit facilities generally contain cross-default provisions whereby a default under any one credit facility is a default under each of the other credit facilities.

     Unsecured Debt. Since 1994, Dynex REIT has issued three series of unsecured notes payable totaling $150 million. These notes payable had an outstanding balance at March 31, 2000 of $105,840. The Company has $97,250 outstanding of its July 2002 senior notes (the "2002 Notes") and $8,590 million outstanding on notes issued in September 1994 (the "1994 Notes"). Effective May 15, 1999, the Company amended the 1994 Notes. In return for certain covenant relief related to the fixed-charge coverage requirements of the 1994 Notes, the Company agreed to
(i) convert the principal amortization of the 1994 Notes from annual to monthly and (ii) shorten the remaining principal amortization period from 30 months to 16 months. Monthly amortization for the 1994 Notes through August 2000 approximates $1.7 million per month. The Company is in violation of certain covenants in the 1994 Notes including the minimum net worth requirement and the covenant requiring an unqualified audit opinion. The Company has not received waivers for these defaults; however, the holders of the 1994 Notes have not accelerated the remaining amounts due.

     The 2002 Notes contain covenants which provide for the acceleration of amounts outstanding under the 2002 Notes should Dynex REIT default under other credit agreements in amounts in excess of $10 million, and such amounts outstanding under the other credit agreements are accelerated by the respective lender.

NOTE 6-- ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

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

NOTE 7--DERIVATIVE FINANCIAL INSTRUMENTS

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

     If the underlying asset, liability or commitment is sold or matures, or the criteria that was executed at the time the hedge instrument was entered into no longer exists, the Interest Rate Agreement is no longer accounted for as a hedge. Under these circumstances, the accumulated change in the market value of the hedge is recognized in current income to the extent that the effects of interest rate or price changes of the hedged item have not offset the hedge results. As a result of the sale in April 2000 of the ARM securities which were being hedged with the $1.0 million of interest rate caps, the Company wrote off the remaining value of these interest rate caps of $3,878 against the loss on sale or writedown of investments during the first quarter of 2000.

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

     The Company has made various representations and warranties relating to the sale of various production operations. To the extent the Company were to breach any of these representations or warranties, and such breach could not be cured within the allowable time period, the Company would be required to cover any losses and expenses up to certain limits. In the opinion of management, no material losses are expected to result from any such representations and warranties.

     Dynex REIT facilitates the issuance of tax-exempt multifamily housing bonds, the proceeds of which are used to fund construction or moderate rehabilitation mortgage loans on multifamily properties. These tax-exempt bonds are sold to third party investors. Regarding tax-exempt bonds associated with construction properties, Dynex REIT enters into various standby commitments and similar agreements whereby Dynex REIT is required to pay principal and interest to the bondholders in the event there is a payment shortfall from the construction proceeds, and is required to repurchase bonds if the bonds cannot be successfully marketed. Dynex REIT has facilitated the issuance of approximately $76.8 million of tax-exempt bonds related to construction mortgage loans on multifamily properties, and has provided letters of credit to support its obligation of $79.1 million at March 31, 2000 and December 31, 2000. Dynex has a further obligation to repurchase the tax-exempt bonds once the letters of credit expire. Approximately $20.9 million of letters of credit expire in 2000, approximately $44.0 million expire in 2001 and approximately $14.2 expire in 2002. Specifically as support for its obligation to repurchase, Dynex REIT has posted fully cash-collateralized letters of credit totaling $16,678, and escrowed cash of an additional $15,832 and posted a $5,000 sight draft surety bond. Such amounts are at risk should the Company fail on its repurchase obligation. Regarding tax-exempt bonds associated with moderate rehabilitation properties, Dynex REIT is party to various conditional bond repurchase obligations which require Dynex REIT to repurchase bonds in the aggregate notional amount of $167.7 million by June 15, 2000.

NOTE 9 -- LITIGATION

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

     On March 9, 2000, a jury in the AutoBond action returned a verdict in favor of the Plaintiffs, and awarded AutoBond and Funding $18.7 million in direct lost profits and $50.5 million in lost future profits, for a total of $69.2 million. The Company filed on March 24, 2000 with the Court motions to set aside the verdict and to reduce the amount of the verdict, and on the same date, AutoBond filed a motion to the court to enter judgment. On April 17, 2000, in response to the various motions filed, the judge presiding over the matter in Travis County reduced the $69.2 million verdict awarded by the jury to approximately $27 million (which includes estimated prejudgment interest). As a result, the Company recorded a litigation provision of $27.0 million for the amount of the reduced judgment during the fourth quarter of 1999. At a subsequent hearing on April 17, 2000, the Court further reduced the award to $23.6 million including prejudgment interest. AutoBond has accepted this judgment, as reduced by the trial court, of $23.6 million. On May 15, 2000, the Court denied the Company's motion to post alternative security in lieu of an appeal bond in order to appeal the Court's earlier judgment in favor of AutoBond. To date the Company has been unable to obtain an appeal bond The Court stayed enforcement of the judgment for ten days to allow the Company to appeal the Court's action to the Austin Court of Appeals. The Company intends to appeal the Court's action. In addition, the Court ordered the parties to resume mediation in an effort to either settle the case or agree on alternative security. The Court also reduced the amount of the judgment by $270,000 to approximately $23.3 million.

     The Company is also subject to other lawsuits or claims which arise in the ordinary course of its business, some of which seek damages in amounts which could be material to the financial statements. Although no assurance can be given with respect to the ultimate outcome of any such litigation or claim, the Company believes the resolution of such lawsuits or claims will not have a material effect on the Company's consolidated balance sheet, but could materially affect consolidated results of operations in a given year.


NOTE 10 -- RELATED PARTY TRANSACTIONS

     Dynex REIT has a credit arrangement with DHI whereby DHI and any of DHI's subsidiaries can borrow funds from Dynex REIT to finance its operations. Under this arrangement, Dynex REIT can also borrow funds from DHI. The terms of the agreement allow DHI and its subsidiaries to borrow up to $50 million from Dynex REIT at a rate of Prime plus 1.0%. Dynex REIT can borrow up to $50 million from DHI at a rate of one-month LIBOR plus 1.0%. This agreement has a one-year maturity which is extended automatically unless notice is received from one of the parties to the agreement within 30 days of the anticipated termination of the agreement. As of March 31, 2000 and December 31, 1999, net borrowings due to DHI under this agreement totaled $21,953 and $26,720, respectively. Net interest expense under this agreement was $379 and $26 for the three months ended March 31, 2000 and 1999, respectively.

     Dynex REIT also had a loan origination agreement with Dynex Financial, Inc. ("DFI"), an operating subsidiary of DHI, whereby Dynex REIT paid DFI on a fee plus cost basis for the origination of manufactured housing loans on behalf of Dynex REIT. During the three months ended March 31, 1999, Dynex REIT paid DFI $4,439 under such agreement. This agreement was terminated as a result of the sale of manufactured housing operations during 1999.

     Dynex REIT has a funding agreement with Dynex Commercial, Inc. ("DCI"), an operating subsidiary of DHI, whereby Dynex REIT pays DCI a fee per loan originated on behalf of Dynex REIT. Dynex REIT paid DCI $118 and $844, respectively under this agreement for the three months ended March 31, 2000 and 1999.

     Dynex REIT had note agreements with Dynex Residential, Inc. ("DRI"), an operating subsidiary of DHI, whereby DRI and its subsidiaries could borrow up to $287,000 from Dynex REIT on a secured basis to finance the acquisition of model homes from single family home builders. The interest rate on the notes was adjustable and was based on 30-day LIBOR plus 2.875%. During 1999, $4,577 of the notes was assumed by SMFC funding corporation ("SMFC"), a subsidiary of DHI. The remainder of the notes were paid off at the time of the sale of DRI on November 10, 1999. The outstanding balance of the notes as of March 31, 2000 and December 31, 1999 was $3,552 and $4,274, respectively. Interest income recorded by Dynex REIT on the notes for the three months ended March 31, 2000 and 1999 was $89 and $3,360, respectively.

     Dynex REIT has entered into subservicing agreements with DCI, Dynex Commercial Services, Inc. ("DCSI"), DFI and GLS Capital Services, Inc ("GLS") to service commercial, single family, consumer, manufactured housing loans and property tax receivables. All four entities are subsidiaries of DHI. For servicing the commercial loans, DCI or DSCI, as applicable, receives an annual servicing fee of 0.02% of the aggregate unpaid principal balance of the loans. For servicing the single family mortgage, consumer and manufactured housing loans, DFI received annual fees ranging from sixty dollars ($60) to one hundred forty-four dollars ($144) per loan and certain incentive fees. The subservicing agreement with DFI was terminated due to the sale of DFI on December 20, 1999. For servicing the property tax receivables, GLS receives an annual servicing fee of 0.72% of the aggregate unpaid principal balance of the property tax receivables. Servicing fees paid by Dynex REIT under such agreements were $82 and $558 during the three months ended March 31, 2000 and 1999, respectively.


NOTE 11 -- INVESTMENT IN AND NET ADVANCES TO DYNEX HOLDING, INC.

     Investment in and net advances to DHI accounted for under a method similar to the equity method amounted to $8,112 and $4,814 at March 31, 2000 and December 31, 1999, respectively. The results of operations and financial position of DHI are summarized below:

      -------------------------------------------------------- -------------------------------------- ---
                                                                   Three Months ended March 31,
               Condensed Income Statement Information                2000                 1999
      --------------------------------------------------------- ---------------- --- ---------------- ---

                           Total revenues                       $          666       $        11,049
                           Total expenses                                1,392                11,421
                             Net income                                   (726)                 (372)

      --------------------------------------------------------- ---------------- --- ---------------- ---

      --------------------------------------------------------- ---------------- --- ---------------- ---
                                                                   March 31,          December 31,
                Condensed Balance Sheet Information                  2000                 1999
      --------------------------------------------------------- ---------------- --- ---------------- ---

                            Total assets                         $      32,164       $        36,822
                         Total liabilities                               5,143                 9,075
                            Total equity                                27,021                27,747
      --------------------------------------------------------- ---------------- --- ---------------- ---

NOTE 12--SUBSEQUENT EVENTS

     On May 12, 2000 the Company closed a transaction securitizing its investment in the Funding Notes related to AutoBond Acceptance Corporation. This securitization was structured as financing. As a part of this transaction the Company exchanged the non-recourse senior class of securities from the transaction with Diawa (or an affiliate) in exchange for the release of Diawa's recourse note secured by the Funding Notes. This had the effect of lowering the Company's recourse debt outstanding by approximately $31 million.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Dynex Capital, Inc. (the "Company") is a financial services company which invests in a portfolio of securities and investments backed principally by single family mortgage loans, commercial mortgage loans and manufactured housing installment loans. Such loans have been funded generally by the Company's loan production operations or purchased in bulk in the market. Loans funded through the Company's production operations have generally been pooled and pledged as collateral using a collateralized bond security structure, which provides long-term financing for the loans while limiting credit, interest rate and liquidity risk.

                                                   FINANCIAL CONDITION

-------------------------------------------------- ------------------ --- --------------------
                                                       March 31,             December 31,
(amounts in thousands except per share data)             2000                    1999
-------------------------------------------------- ------------------ --- --------------------

Investments:
   Collateral for collateralized bonds              $   3,552,431           $   3,700,714
   Securities                                             110,257                 127,711
   Other investments                                       39,599                  48,927
   Loans held for sale                                    225,796                 232,384

Non-recourse debt - collateralized bonds                3,243,092               3,282,378
Recourse debt                                             420,700                 537,098

Shareholders' equity                                      306,837                 325,072

Book value per common share                                 15.15                  16.74

-------------------------------------------------- ------------------ --- -------------------

     Collateral for  collateralized  bonds Collateral for  collateralized  bonds consists  primarily  of  securities  backed by  adjustable-rate  and  fixed-rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title and property tax receivables. As of March 31, 2000, the Company had 27 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased slightly to $3.6 billion at March 31, 2000 compared to $3.7 billion at December 31, 1999. This decrease of $0.1 billion is primarily the result of $120.9 million in paydowns on collateral.

     Securities Securities consist primarily of fixed-rate "funding notes and securities" secured by automobile installment contracts and adjustable-rate and fixed-rate mortgage-backed securities. Securities also include derivative and residual securities. Derivative securities are classes of collateralized bonds, mortgage pass-through certificates or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses. Securities decreased to $110.3 million at March 31, 2000 compared to $127.7 million at December 31, 1999. This decrease was primarily the result of $13.1 million of paydowns and the sale of $2.8 million of securities during the three months ended March 31, 2000.


     Other investments Other investments consists primarily of property tax receivables and a note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996. Other investments decreased from $48.9 million at December 31, 1999 to $39.6 million at March 31, 2000. This decrease is primarily the result of the receipt of the $9.5 million annual principal payment on the note receivable from the 1996 sale of the single family mortgage operations.

     Loans held for sale Loans held for sale decreased from $232.4 million at December 31, 1999 to $225.8 million at March 31, 2000. This decrease was primarily due to the sale of several commercial loans held for sale. In addition, the Company sold the remaining $3.5 million of manufactured housing loans to Bingham Financial Services Corporation during the three months ended March 31, 2000. These decreases were partially offset by $12.5 million of new loan fundings during the first quarter of 2000 which were primarily draws on existing multifamily construction loans.

     Non-recourse debt Collateralized bonds issued by Dynex REIT are recourse only to the assets pledged as collateral, and are otherwise non-recourse to Dynex REIT. Collateralized bonds decreased slightly from $3.3 billion at December 31, 1999 to $3.2 billion at March 31, 2000. This decrease was primarily a result of paydowns on all collateralized bonds of $120.0 million during the three months ended March 31, 2000.

     Recourse debt Recourse debt decreased to $420.7 million at March 31, 2000 from $537.1 million at December 31, 1999. This decrease was primarily due to the sale of $96.6 million of retained collateralized bonds and $25.0 million of loans, during the first quarter of 2000, which had been financed with $79.8 million of repurchase agreements and $14.1 million of notes payable, respectively. Also during the first quarter of 2000, Dynex REIT paid off approximately $22.4 million of notes payable as a result of $23.9 million of paydowns on investments.

     Shareholders' equity Shareholders' equity decreased to $306.8 million at March 31, 2000 from $325.1 million at December 31, 1999. This decrease was a combined result of a $7.5 million increase in the net unrealized loss on investments available-for-sale from $48.5 million at December 31, 1999 to $56.0 million at March 31, 2000 and a net loss of $10.7 million during the three months ended March 31, 2000.


                                                Loan Production Activity
                                                     ($ in thousands)


-------------------------------------------------------------------------------
Three   Months   Ended  March  31,   ------------------------------   2000  1999
-------------------------------------------------------------------------------
Commercial (1) $ - $ 48,658 Manufactured housing - 108,972 Specialty finance - 48,363 ----------------- ----------- Total fundings through direct production -
205,993        Secured        funding       notes       (2)       -       13,654
-------------------------------------------------------------------------------
Total            fundings            $           -           $           219,647
-------------------------------------------------------------------------------
(1) Included in commercial fundings were $25.2 million of multifamily construction loans which closed during the three months ended March 31, 1999. As of March 31, 2000, $414.5 million of multifamily construction loans have closed, of which only the amount drawn for these loans of $126.3 million is included in the balance of the loans held for sale at March 31, 2000.
(2)  Secured  by automobile installment contracts.

     Direct loan production for the three months ending March 31, 1999 totaled $206.0 million compared to none for the same period in 2000. The Company is no longer actively originating loans.

                                                  RESULTS OF OPERATIONS

--------------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                          March 31,
                                                               -----------------------------------
(amounts in thousands except per share information)                2000              1999
--------------------------------------------------------------------------------------------------

Net interest margin                                              $     5,979       $    11,213
Loss on sale of investments                                          (13,433)             (926)
Equity in net loss of Dynex Holding, Inc.                               (719)             (369)
General and administrative expenses                                    2,403             2,008
Net administrative fees and expenses to Dynex Holding, Inc.              250             5,924
Net (loss) income before preferred stock dividends                   (10,704)            2,259

Basic net income (loss) per common share (1)                     $     (1.22)      $     (0.08)
Diluted net income (loss) per common share (1)                   $     (1.22)      $     (0.08)

  Dividends declared per share:
     Common                                                     $          -      $         -
     Series A and B Preferred                                              -           0.585
     Series C Preferred                                                    -           0.730

--------------------------------------------------------------------------------------------------

               (1)Adjusted for the one-for-four reverse common stock split effective August 2, 1999.

     Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999. The decrease in net income and net income per common share during the three months ended March 31, 2000 as compared to the same period in 1999 is primarily the result of a decrease in net interest margin and an increase in the loss on sale of investments. These decreases were partially offset by the reduction in net administrative fees and expenses to Dynex Holding, Inc.

     Net interest margin for the three months ended March 31, 2000 decreased to $6.0 million, or 47% below the $11.2 million for the same period for 1999. This decrease was primarily the result of the decline in average interest-earning assets from $4.8 billion for the three months ended March 31, 1999 to $4.1 billion for the three months ended March 31, 2000. In addition, provision for losses increased to $5.3 million or 0.52% on an annualized basis of average interest-earning assets during the three months ended March 31, 2000 compared to $3.8 million and 0.31% during the three months ended March 31, 1999. This increase in provision for losses was a result of increasing the reserve for probable losses on various loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk.

     The net loss on sale of investments for the three months ended March 31, 2000 increased to $13.4 million as compared to $0.9 million for the same period in 1999. This increase is primarily the result of realized losses of $12.2 million related to the writedown of $23.7 million of securities which were sold during April 2000. In addition, the Company had realized losses of $1.3 million primarily related to fees paid during the three months ended March 31, 2000 to cancel commercial loan commitments and a $0.3 million loss on the sale of $2.8 million of securities during the three months ended March 31, 2000. These decreases were partially offset by realized gains of $0.3 million related to the sale of $21.5 million of commercial loans during the first quarter of 2000 (which Dynex REIT had recognized a loss of $6.5 million during the fourth quarter of 1999 to adjust the carrying value of these loans to the lower of cost or market). The loss on sale of investments for the first quarter of 1999 was primarily the result of a $2.1 million loss related to the sale or writedown of $10.8 million of commercial loans during the three months ended March 31, 1999. This decrease was partially offset by a $0.2 million gain related to the sale of $16.0 million of securities and a $0.4 million gain on various trading positions closed during the three months ended March 31, 1999.

     Net administrative fees and expenses to DHI decreased $5.6 million, or 96%, to $0.3 million in the three months ended March 31, 2000 as compared to the same period in 1999. This decrease is principally a combined result of the sale of the Company's model home purchase/leaseback and manufactured housing loan production operations during the fourth quarter of 1999. All general and administrative expenses of these businesses were incurred by DHI.



     The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                                      Average Balances and Effective Interest Rates

------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended March 31,
                                                     -----------------------------------------------------------
                                                                2000                          1999
------------------------------------------------------------------------------------------------------------------
                                                         Average       Effective       Average       Effective
                                                         Balance         Rate          Balance         Rate
                                                     ----------------- ----------- ----------------- -----------

Interest-earning assets: (1)
   Collateral for collateralized bonds (2) (3)        $   3,637,089       7.72%     $   3,974,145        7.17%
   Securities                                               135,391       5.84            265,579        6.91
   Other investments                                         50,143      12.77            205,001        7.69
   Loans held for sale or securitization                    262,109       8.20            372,759        7.91
                                                     ----------------- ----------- ----------------- -----------
     Total interest-earning assets                   $    4,084,732       7.75%     $   4,817,484        7.24%
                                                     ================= =========== ================= ===========

Interest-bearing liabilities:
   Non-recourse debt (3)                              $   3,255,742       6.91%     $   3,512,582        6.20%
   Recourse debt - collateralized bonds retained            131,525       6.48            285,406        5.49
                                                     ----------------- ----------- ----------------- -----------
                                                          3,387,267       6.89          3,797,988        6.15
   Recourse debt secured by investments:
     Securities                                              59,535       8.48            179,341        5.93
     Other investments                                       11,613       5.38            152,081        5.98
     Loans held for sale or securitization                  193,508       5.97            319,421        5.59
   Recourse debt - unsecured                                106,636       8.84            127,883        8.81
                                                     ================= =========== ================= ===========
     Total interest-bearing liabilities               $   3,758,559       6.93%     $   4,576,714        6.17%
                                                     ================= =========== ================= ===========
Net interest spread on all investments (3)                                0.82%                          1.07%
                                                                       ===========                   ===========
Net yield on average interest-earning assets (3)                          1.38%                          1.38%
                                                                       ===========                   ===========

------------------------------------------------------------------------------------------------------------------

(1)  Average balances exclude  adjustments  made in accordance with Statement of Financial  Accounting  Standards No. 115,
     "Accounting for Certain  Investments in Debt and Equity Securities" to record  available-for-sale  securities at fair value.
(2)   Average  balances  exclude funds held by trustees of $1,143 and $1,898 for the three months ended March 31, 2000 and
     1999, respectively.
(3)  Effective rates are calculated excluding  non-interest related  collateralized bond expenses and provision for credit losses.  If included,  the  effective  rate on interest  bearing  liabilities  for the first quarter of 2000 and 1999 would be 7.79% and 6.64%,  respectively,  and the net yield on average  interest-earnings assets for the same periods would be 0.59%  and 0.93%, respectively.

     The net interest spread decreased to 0.82% for the three months ended March 31, 2000 from 1.07% for the same period in 1999. This decrease was primarily due to approximately a 1% increase in the average one-month LIBOR for the first quarter of 2000 when compared to the first quarter of 1999. This decrease in net interest spread was partially offset by a reduction in premium amortization expense, which decreased from $5.9 million for the three months ended March 31, 1999, respectively to $2.0 million for the same period in 2000. The overall yield on interest-earning assets increased to 7.75% for the three months ended March 31, 2000 from 7.24% for the three months ended March 31, 1999. The cost of interest-bearing liabilities increased to 6.93% for the three months ended March 31, 2000, respectively, from 6.17% for the three months ended March 31, 1999, respectively.

     Individually, the net interest spread on collateral for collateralized bonds decreased 19 basis points, from 102 basis points for the three months ended March 31, 1999 to 83 basis points for the same period in 2000. This decrease was primarily due to the increased borrowing cost during the first quarter of 2000 which was partially offset by lower premium amortization caused by decreased prepayments during the three months ended March 31, 2000 compared to the same period in 1999. The net interest spread on securities decreased 362 basis points, from 98 basis points for the three months ended March 31, 1999 to a negative 264 basis points for the three months ended March 31, 2000. This decrease was primarily the result of increased borrowing costs on securities due to both the increase in the average one-month LIBOR during the first quarter of 2000 as well as an increase in the interest spread on certain credit facilities during the latter half of 1999 and the first quarter of 2000. The net interest spread on other investments increased 568 basis points, from 171 basis points for the three months ended March 31, 1999, to 739 basis points for the same period in 2000, primarily due to the purchase of higher yielding property tax receivables during 1999. The net interest spread on loans held for sale or securitization remained fairly constant, decreasing only 9 basis points, from 232 basis points for the three months ended March 31, 1999, to 223 basis points for the same period in 2000.

Interest Income and Interest-Earning Assets

     Approximately $1.5 billion of the investment portfolio as of March 31, 2000 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 66% of the ARM loans underlying the ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 25% are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and ARM and fixed mortgage securities by type of underlying loan. This table excludes other derivative and residual securities, other securities, other investments and loans held for sale or securitization.

                                         Investment Portfolio Composition (1)
                                                     ($ in millions)

--------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
                                                                    Other Indices
                             LIBOR Based ARM     CMT Based ARM     Based ARM Loans    Fixed-Rate Loans
                                  Loans              Loans                                                     Total
--------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
1998, Quarter 2               $    2,153.5       $    1,159.8       $     240.2        $    1,467.0        $    5,020.5
1998, Quarter 3                    1,873.7              978.3             208.0             1,351.0             4,411.0
1998, Quarter 4                    1,644.0              720.4             195.4             1,704.0             4,263.8
1999, Quarter 1                    1,411.6              629.8             159.4             1,927.6             4,128.4
1999, Quarter 2                    1,239.2              525.4             146.9             1,872.9             3,784.4
1999, Quarter 3                    1,112.7              461.4             135.9             2,095.4             3,805.4
1999, Quarter 4                    1,048.5              430.8             121.1             2,061.5             3,661.9
2000, Quarter 1                      976.7              362.6             117.4             2,029.4             3,486.1
--------------------------- ------------------ ------------------ ------------------ ------------------- ------------------

(1)   Includes only the principal amount of collateral for  collateralized  bonds, ARM securities and fixed-rate  mortgage securities.

     The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, premiums on the collateral for collateralized bonds, ARM securities, fixed-rate mortgage securities at March 31, 2000 were $36.2 million, or approximately 1.01% of the aggregate balance of collateral for collateralized bonds, ARM securities and fixed-rate securities. Of this $36.2 million, $33.5 million relates to the premium on multifamily and commercial mortgage loans that have prepayment lockouts or yield maintenance for at least seven years. Amortization expense as a percentage of principal paydowns has increased from 1.46% for the three months ended March 31, 1999 to 1.64% for the same period in 2000. The principal prepayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 18% for the three months ended March 31, 2000. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans. Excluded from this table are the Company's loans held for sale, which were generally written-down to market during the fourth quarter of 1999.

                                              Premium Basis and Amortization
                                                     ($ in millions)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                        Amortization
                                                                    CPR                              Expense as a % of
                                            Amortization        Annualized           Principal       Principal Paydowns
                        Net Premium           Expense              Rate               Paydowns
-------------------------------------------------------------------------------------------------------------------------
1998, Quarter 2          $     45.7        $       7.0              36%           $      563.0             1.24%
1998, Quarter 3                39.0                6.3              40%                  603.0             1.05%
1998, Quarter 4                77.8                5.7              41%                  502.5             1.12%
1999, Quarter 1                65.4                5.9              38%                  402.8             1.46%
1999, Quarter 2                60.7                4.8              30%                  338.4             1.42%
1999, Quarter 3                45.4                3.4              28%                  239.6             1.40%
1999, Quarter 4                38.3                2.2              20%                  165.0             1.41%
2000, Quarter 1                36.2                2.0              18%                  122.6             1.64%
-------------------------------------------------------------------------------------------------------------------------

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

     The following table summarizes the aggregate principal amount of collateral for collateralized bonds and ARM and fixed-rate mortgage pass-through securities outstanding; the direct credit exposure retained by the Company (represented by the amount of overcollateralization pledged and subordinated securities owned by the Company and rated below BBB by one of the nationally recognized rating agencies), net of the credit reserves maintained by the Company for such exposure; and the actual credit losses incurred for each quarter. Credit reserves maintained by the Company and included in the table below included third-party reimbursement guarantees which totaled $29.7 million at March 31, 2000. The table excludes any risks related to representations and warranties made on loans funded by the Company and securitized in mortgage pass-through securities generally funded prior to 1995. This table also excludes any credit exposure on loans held for sale, funding notes and securities, and other investments. The increase in net credit exposure as a percentage of the outstanding loan principal balance from 3.72% at March 31, 1999 to 4.25% at March 31, 2000 is related primarily to the credit exposure retained by the Company on its manufactured housing securitization during September 1999 offset partially by the sale of previously retained classes from two of the Company's commercial loan securitization.

                                        Credit Reserves and Actual Credit Losses
                                                     ($ in millions)

-----------------------------------------------------------------------------------------------------------------
                      Outstanding Loan     Credit Exposure, Net   Actual Credit  Credit Exposure, Net of Credit
                     Principal Balance     of Credit Reserves        Losses       Reserves to Outstanding Loan
                                                                                             Balance
-----------------------------------------------------------------------------------------------------------------
1998, Quarter 2        $     5,098.8           $   120.1           $   3.8                    2.36%
1998, Quarter 3              4,440.2               132.4               6.4                    2.98%
1998, Quarter 4              4,389.7               159.7               3.8                    3.64%
1999, Quarter 1              4,340.8               161.6               4.3                    3.72%
1999, Quarter 2              3,965.6               155.5               4.6                    3.92%
1999, Quarter 3              3,949.2               194.5               5.3                    4.93%
1999, Quarter 4              3,770.3               183.2               5.5                    4.86%
2000, Quarter 1              3,731.9               158.7               4.8                    4.25%
-----------------------------------------------------------------------------------------------------------------

     The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which Dynex REIT has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding collateral balance has decreased to 1.72% at March 31, 2000 from 2.69% at March 31, 1999. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of March 31, 2000, management believes the credit reserves are sufficient to cover anticipated losses which may occur as a result of current delinquencies presented in the table below.

                                                Delinquency Statistics (1)

-------------------------------------------------------------------------------------------------------------------------
                                                              90 days and over delinquent
                                 60 to 90 days delinquent                 (2)                          Total
-------------------------------------------------------------------------------------------------------------------------
1998, Quarter 2                            0.24%                         1.82%                         2.06%
1998, Quarter 3                            0.39%                         1.73%                         2.12%
1998, Quarter 4                            0.25%                         2.11%                         2.36%
1999, Quarter 1                            0.45%                         2.24%                         2.69%
1999, Quarter 2                            0.30%                         1.82%                         2.12%
1999, Quarter 3                            0.23%                         1.72%                         1.95%
1999, Quarter 4                            0.27%                         1.37%                         1.64%
2000, Quarter 1                            0.26%                         1.46%                         1.72%
-------------------------------------------------------------------------------------------------------------------------

(1)   Excludes funding notes, other investments and loans held for sale or securitization.
(2)   Includes foreclosures, repossessions and REO.


     The following table summarizes the credit ratings for collateral for collateralized bonds and securities held in the investment portfolio, presented on a gross basis (i.e., the collateralized bonds are not netted against the associated pledged collateral). This table excludes $7.3 million of other derivative and residual securities (as the risk on such securities is primarily prepayment-related, not credit-related), other investments and loans held for sale or securitization. This table also excludes the funding notes, aggregating $78.9 million which are not rated. The balance of the investments rated below A are net of credit reserves and discounts. All balances exclude the related mark-to-market adjustment on such assets. At March 31, 2000, securities with a credit rating of AA or better were $3.0 billion, or 90.4% of the total.

                                             Investments by Credit Rating (1)
                                                     ($ in millions)

------------------ ---------- ----------- ---------- ---------- ------------ ---------- ----------- ----------
                                                     Below                                          Below
                   AAA/AA     A           BBB        BBB          AAA /AA    A          BBB         BBB
                   Carrying   Carrying    Carrying   Carrying   Percent of   Percent    Percent     Percent
                     Value      Value       Value      Value       Total     of Total    of Total   of Total
------------------ ---------- ----------- ---------- ---------- ------------ ---------- ----------- ----------
 1998, Quarter 2   $4,729.1   $   138.5   $     72.7 $      7.7    95.6%       2.8%        1.5%       0.1%
 1998, Quarter 3      4,126.6     139.3         73.3        5.4    95.0%       3.2%        1.7%       0.1%
 1998, Quarter 4      3,815.6     206.2         97.6       14.4    92.3%       5.0%        2.4%       0.3%
 1999, Quarter 1      3,614.8     219.2        118.8       24.0    90.9%       5.5%        3.0%       0.6%
 1999, Quarter 2      3,282.2     219.4        118.8       21.7    90.1%       6.0%        3.3%       0.6%
 1999, Quarter 3      3,278.1     242.6        133.0       20.7    89.2%       6.6%        3.6%       0.6%
 1999, Quarter 4      3,154.4     191.4        123.3       19.8    90.4%       5.5%        3.5%       0.6%
 2000, Quarter 1      3,024.1     191.6        111.9       19.5    90.4%       5.7%        3.3%       0.6%
------------------ ---------- ----------- ---------- ---------- ------------ ---------- ----------- ----------

(1)   Carrying value does not include funding notes, derivative and residual securities, other investments and loans held for sale or securitization.  Balances also exclude the mark-to-market adjustment.  Carrying value also excludes $224.9 million of overcollateralization at March 31, 2000.

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

                                             LIQUIDITY AND CAPITAL RESOURCES

     The Company finances its operations from a variety of sources. These sources include cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments, common stock offerings through the dividend reinvestment plan, short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of collateralized bonds). Historically, cash flow generated from the investment portfolio has satisfied its working capital needs, and the Company has had sufficient access to capital to fund its loan production operations, on both a short-term (prior to securitization) and long-term (after securitization) basis. However, market conditions since October 1998 have substantially reduced the Company's access to capital. The Company is currently unable to access additional short-term warehouse lines of credit to replace maturing lines, and is unable to efficiently access the asset-backed securities market to meet its long-term funding needs. Largely as a result of its inability to access additional capital, the Company sold its manufactured housing and model home purchase/leaseback operations in 1999, and ceased issuing new commitments in its commercial lending operations. The Company is attempting to substantially reduce both its short-term debt and capital requirements. The Company's current focus is the repayment of its recourse debt, which includes substantially all of the short-term warehouse lines of credit and repurchase agreements.

     A substantial portion of the assets are pledged to secure indebtedness incurred by Dynex REIT. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of Dynex REIT in the event of the liquidation, except to the extent that the liquidation proceeds of such assets exceeds the amount of the indebtedness they secure.

     As more fully described below, the Company was in default of certain covenants in its secured credit facilities and its unsecured senior notes issued in September 1994. The Company has not secured waivers for all of the defaults; however, none of the respective lenders have accelerated amounts outstanding as of that date as a result of the defaults. See further discussion below and Note 5 in the accompanying consolidated financial statements.

Non-recourse Debt

     Dynex REIT, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex REIT. Collateral for collateralized bonds are not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At March 31, 2000, Dynex REIT had $3.2 billion of collateralized bonds outstanding as compared to $3.3 billion at December 31, 1999.

Recourse Debt

     Secured. At March 31, 2000, Dynex REIT had four committed credit facilities aggregating $699 million, comprised of (i) a $195 million credit line agented by Chase Bank of Texas, expiring on May 29, 2000, from a consortium of commercial banks primarily for the warehousing of multifamily construction and permanent loans (including providing the letters of credit for tax-exempt bonds), (ii) a $400 million credit line, expiring on May 19, 2000 from Morgan Stanley Capital, Inc. primarily for the warehousing of permanent loans on multifamily and commercial properties, (iii) a $100 million credit line, expiring on May 10, 2000 from Diawa Finance Corp. for the warehousing of the funding notes and securities, and (iv) a $4 million credit line, expiring on December 15, 2000, from Residential Funding Corporation for the warehousing of model homes not included in the sale of the related business. While Dynex REIT has received bids for the sale of a substantial portion of the assets that secure the credit lines expiring on May 19, 2000 and May 29, 2000, it is unlikely that Dynex REIT will be able to payoff such credit lines by the respective maturity dates. Although, the Company will seek extensions to the maturity dates, there can be no assurances that the lenders will agree to such extensions. In the event that the lenders declare an event of default, the underlying credit line agreements provide for the liquidation of the pledged collateral. In such a scenario it is likely that the Company will suffer losses on the sale of the collateral. The credit facility with Diawa Finance Corp. was fully prepaid on May 12, 2000 with the proceeds obtained from the securitization of the funding note collateral.

     The above lines of credit include various representations and covenants. Dynex REIT was in violation of certain covenants on the credit lines expiring on May 19, 2000 and May 29, 2000 relating primarily to minimum net worth and minimum senior unsecured ratings requirements, and the receipt of a going concern opinion from its auditors. Dynex REIT has received waivers from Morgan Stanley for the uncured covenant violations. Dynex REIT has also not received waivers for any uncured covenant violations from the Chase Bank of Texas syndicated line ("Chase Bank Syndicate") on the credit line expiring on May 29, 2000. The Chase Bank Syndicate has not formally notified Dynex REIT in writing as required by the loan documentation, that it has (i) terminated its commitment to lend or (ii) declared all or a portion of the loan due and payable. The Company's recourse credit facilities generally contain cross-default provisions whereby a default under any one credit facility is a default on each of the other credit facilities.

     The following table summarizes the committed credit facilities at March 31, 2000 expiring in 2000. At March 31, 2000, Dynex REIT had $222.8 million outstanding under its committed credit facilities expiring in 2000.

                                               Committed Credit Facilities
                                                    At March 31, 2000
                                                     ($ in millions)

-------------------------------------------- ----------------- ---------------- ----------------- -----------------------
                                                                   Current         Balance of     Contracted Expiration
                                                                 Outstanding        Pledged            of Facility
Collateral Type                                Credit Limit      Borrowings        Collateral
-------------------------------------------- ----------------- ---------------- ----------------- -----------------------
Various (primarily commercial loans)         $       195.0     $113.2           $128.1                      May 29, 2000
Commercial loans                                     400.0             71.9          122.6                  May 19, 2000
Funding Notes and Securities                         100.0             35.1          104.2                  May 10, 2000
Model homes                                            3.7              2.8            4.0             December 15, 2000
                                             ----------------- ---------------- ----------------- -----------------------
                                                     698.7            223.0          358.9
Less:  deferred facility expenses                      -               (0.2)           -
-------------------------------------------- ----------------- ---------------- ----------------- -----------------------
Total                                         $      698.7     $      222.8     $358.9
-------------------------------------------- ----------------- ---------------- ----------------- -----------------------


     Dynex REIT also uses repurchase agreements to finance a portion of its investments, which generally have maturities of thirty-days or less. Repurchase agreements allow Dynex REIT to sell investments for cash together with a simultaneous agreement to repurchase the same investments on a specified date for a price which is equal to the original sales price plus an interest component. At March 31, 2000, outstanding obligations under all repurchase agreements totaled $83.7 million compared to $163.0 million at December 31, 1999. As of May 15, 2000, Dynex REIT had repurchase agreements outstanding of $51.7 million, all with one counterparty. Dynex REIT has provided collateral worth an estimated fair market value of $58.4 million to support the amount of the repurchase agreement outstanding. All repurchase agreements with such counterparty are on an "overnight" or one-day basis. The following table summarizes the outstanding balances of repurchase agreements by credit rating of the related assets pledged as collateral to support such repurchase agreements as of each respective quarter end. The table excludes repurchase agreements used to finance loans held for sale or securitization.

                                 Repurchase Agreements by Rating of Investments Financed
                                                     ($ in millions)

--------------------------- -------------- --------------- --------------- --------------- --------------- --------------
                                 AAA             AA              A              BBB          Below BBB         Total
--------------------------- -------------- --------------- --------------- --------------- --------------- --------------
1998, Quarter 3             $    560.8     $     91.2      $     58.7      $     51.9      $        -      $     762.6
1998, Quarter 4                  124.5          109.5            91.4            65.6              -             391.0
1999, Quarter 1                   86.3           63.2            64.2            57.9              -             271.6
1999, Quarter 2                   79.8           31.7            49.5            55.2              -             216.2
1999, Quarter 3                  375.0           71.6            76.1            75.6              -             598.3
1999, Quarter 4                   77.9           14.9             4.4            65.3              0.5           163.0
2000, Quarter 1                   34.9           13.8             4.4            30.2              0.4            83.7
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

     Unsecured. Since 1994, Dynex REIT has issued three series of unsecured notes payable totaling $150 million. These notes payable had an outstanding balance at March 31, 2000 of $105.8 million. The Company has $97.3 million outstanding of its July 2002 senior notes (the "2002 Notes") and $8.5 million outstanding on notes issued in September 1994 (the "1994 Notes"). Effective May 15, 1999, the Company amended the 1994 Notes. In return for certain covenant relief related to the fixed-charge coverage requirements of the 1994 Notes, the Company agreed to (i) convert the principal amortization of the 1994 Notes from annual to monthly and (ii) shorten the remaining principal amortization period from 30 months to 16 months. Monthly amortization for the 1994 Notes through August 2000 approximates $1.7 million per month. As of March 31, 2000, the Company was in violation of certain covenants in the 1994 Notes including the minimum net worth requirement and the covenant requiring an unqualified audit opinion. These violations resulted in an immediate event of default; however, the holders of the 1994 Notes have not accelerated the remaining amounts due.

     The 2002 Notes also contain covenants which provide for the acceleration of amounts outstanding under the 2002 Notes should Dynex REIT default under other credit agreements in excess of $10 million, and such amounts outstanding under the other credit agreements are accelerated by the respective lender.

     Total recourse debt decreased to $420.7 million at March 31, 2000 from $537.1 million at December 31, 1999. This decrease was primarily due to the sale of $50.1 million of retained collateralized bonds and $25.0 million of loans, during the first quarter of 2000, which had been financed with $79.8 million of repurchase agreements and $14.1 million of notes payable, respectively. Also during the first quarter of 2000, Dynex REIT paid off approximately $22.4 million of notes payable as a result of $23.9 million of paydowns on investments.

                                                   Total Recourse Debt
                                                     ($ in millions)

----------------------------------------------------------------------------------------------------------
                                                        Total Recourse Debt to    Fixed Charge Coverage
                               Total Recourse Debt              Equity                    Ratio
----------------------------------------------------------------------------------------------------------
1998, Quarter 2             $           1,390.3                  256%                      1.48%
1998, Quarter 3                         1,614.5                  321%                      1.28%
1998, Quarter 4                         1,032.7                  228%                      0.27%
1999, Quarter 1                           781.4                  173%                      1.14%
1999, Quarter 2                           880.0                  201%                      1.28%
1999, Quarter 3                         1,215.0                  285%                      1.02%
1999, Quarter 4                           537.1                  165%                     (2.61%)
2000, Quarter 1                           420.7                  137%                     (0.20%)
-----------------------------------------------------------------------------------------------------------





                                                        Table 1
                                                  Net Balance Sheet (1)
                                                     ($ in thousands)

                                                                           March 31, 2000         December 31,
                                                                                                      1999
                                                                           ----------------     -----------------
                                                                           ----------------

ASSETS
Investments:
   Collateral for collateralized bonds                                        $  3,552,431         $  3,700,714
   Less:  Collateralized bonds issued                                           (3,358,916)          (3,498,883)
                                                                           ----------------     -----------------
                                                                           ----------------
     Net investment in collateralized bonds                                        193,515              201,831
   Collateralized bonds retained                                                   115,404              215,062
   Securities                                                                      110,257              127,711
   Other investments                                                                39,599               48,927
   Loans held for sale                                                             225,796              232,384
                                                                           ----------------     -----------------
                                                                                   684,571              825,915

   Investment in and advances to Dynex Holding, Inc.                                 8,112                4,814
   Cash, substantially restricted                                                   53,584               54,433
   Accrued interest receivable                                                       2,399                3,651
   Other assets                                                                     16,899               19,705
                                                                           ----------------
                                                                           ================     =================
                                                                              $    765,565         $    908,518
                                                                           ================     =================
                                                                           ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Repurchase agreements                                                      $     83,713         $    163,046
   Notes payable                                                                   336,987              374,052
   Accrued interest payable                                                          3,109                6,303
   Other liabilities                                                                34,919               40,045
                                                                           ----------------     -----------------
                                                                                   458,728              583,446
                                                                           ----------------     -----------------
                                                                           ----------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share,
     50,000,000 shares authorized:
       9.75% Cumulative Convertible Series A
         1,309,061 issued and outstanding                                           29,900               29,900
       9.55% Cumulative Convertible Series B
         1,912,434 issued and outstanding                                           44,767               44,767
       9.73% Cumulative Convertible Series C
         1,840,000 issued and outstanding                                           52,740               52,740
   Common stock, par value $.01 per share,
     100,000,000 shares authorized,
       11,444,188 and 11,444,099 issued and outstanding, respectively                  114                  114
   Additional paid-in capital                                                      351,995              351,995
   Accumulated other comprehensive loss                                            (56,038)             (48,507)
   Accumulated deficit                                                            (116,641)            (105,937)
                                                                           ----------------
                                                                           ----------------     -----------------
                                                                                   306,837              325,072
                                                                           ----------------
                                                                           ================     =================
                                                                              $    765,565         $    908,518
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

     Significant Risks and Uncertainties. See Note 2 to the Company's financial statements.

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

     The Company utilizes a monthly static cash flow and yield projection under interest rate scenarios detailed below. While the Company may use such tools, there can be no assurance the Company will accomplish the goal of adequately managing the risk profile of the investment portfolio.

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

     The following table summarizes the Company's net interest margin sensitivity analysis as of March 31, 2000. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of March 31, 2000. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model uses a dynamic prepayment model that applies a Constant Prepayment Rate ranging from 5.5% to 70.1% based on the projected incentive to refinance for each loan type in any given period. While the Company's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future.

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

     Approximately $1.5 billion of the Company's investment portfolio as of March 31, 2000 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 66% and 25% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

     As part of its asset/liability management process, the Company enters into interest rate agreements such as interest rate caps and swaps and financial futures contracts ("hedges"). These interest rate agreements are used by the Company to help mitigate the risk to the investment portfolio of fluctuations in interest rates that would ultimately impact net interest income. To help protect the Company's net interest income in a rising interest rate environment, the Company has purchased interest rate caps with a notional amount of $351 million, which help reduce the Company's exposure to interest rate risk rising above the lifetime interest rate caps on ARM securities and loans. These interest rate caps provide the Company with additional cash flow should the related index increase above the contracted rates. The contracted rates on these interest rate caps are based on one-year CMT. These interest rate cap agreements expire 2001 to 2003. The Company will also utilize interest rate swaps to manage its exposure to changes in financing rates of assets and to convert floating rate borrowings to fixed rate where the associated asset financed is fixed rate. These interest rate swap agreements expire in 2001. Interest rate caps and interest rate swaps that the Company uses to manage certain interest rate risks represent protection for the earnings and cash flow of the investment portfolio in adverse markets. To date, short term interest rates have not risen at the speed or to the extent such that the protective cashflows provided by the caps and swaps have been realized.

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

     The remaining portion of the Company's investments portfolio as of March 31, 2000, approximately $2.4 billion, is comprised of loans or securities that have coupon rates that are either fixed or do not reset within the next 15 months. The Company has limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds and notes payable, and (ii) equity, which in the aggregate totals approximately $1.8 billion as of the same date. Overall, the Company's interest rate risk is related both to the rate of change in short term interest rates, and to the level of short term interest rates.



ART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     On February 8, 1999, AutoBond Acceptance Corporation ("AutoBond"), AutoBond Master Funding Corporation V ("Funding"), and its three principal common shareholders (collectively, the "Plaintiffs"") commenced an action in the District Court of Travis County, Texas (250th Judicial District) against the Company and James Dolph (collectively, the "Defendants") alleging that the Company breached the terms of the Credit Agreement, dated June 9, 1998, by and among AutoBond, Funding and the Company. The terms of the Credit Agreement provided for the purchase by the Company of funding notes issued by Funding, and collateralized by automobile installment contracts ("Auto Contracts") acquired by AutoBond. The Company suspended purchasing the funding notes in February 1999 on grounds that AutoBond and Funding had violated certain provisions of the Credit Agreement. The Plaintiffs also alleged that the Defendants conspired to misrepresent and mischaracterize AutoBond's credit underwriting criteria and its compliance with such criteria with the intention of interfering and causing actual damage to AutoBond's business, prospective business and contracts.

     On August 26, 1999, the District Court of Travis County ordered AutoBond and Funding, through a temporary injunction action, to cooperate with the Company and permit the transfer of the servicing of the Auto Contracts from AutoBond to a third party servicer selected by the Company. The servicing was transferred on September 3, 1999.

     On March 9, 2000, a jury in the AutoBond action returned a verdict in favor of the Plaintiffs, and awarded AutoBond and Funding $18.7 million in direct lost profits and $50.5 million in lost future profits, for a total of $69.2 million. The Company filed on March 24, 2000 with the Court motions to set aside the verdict and to reduce the amount of the verdict, and on the same date, AutoBond filed a motion to the court to enter judgment. On April 17, 2000, in response to the various motions filed, the judge presiding over the matter in Travis County reduced the $69.2 million verdict awarded by the jury to approximately $27 million (which includes estimated prejudgment interest). As a result, the Company recorded a litigation provision of $27.0 million for the amount of the reduced judgment. At a subsequent hearing on April 17, 2000, the Court further reduced the award to $23.6 million including prejudgment interest. AutoBond has accepted this judgment, as reduced by the trial court, of $23.6 million. On May 15, 2000, the Court denied the Company's motion to post alternative security in lieu of an appeal bond in order to appeal the Court's earlier judgment in favor of AutoBond. To date the Company has been unable to obtain an appeal bond The
Court stayed enforcement of the judgment for ten days to allow the Company to appeal the Court's action to the Austin Court of Appeals. The Company intends to appeal the Court's action. In addition, the Court ordered the parties to resume mediation in an effort to either settle the case or agree on alternative security. The Court also reduced the amount of the judgment by $270,000 to approximately $23.3 million.

     The Company is also subject to other lawsuits or claims which arise in the ordinary course of its business, some of which seek damages in amounts which could be material to the financial statements. Although no assurance can be given with respect to the ultimate outcome of any such litigation or claim, the Company believes the resolution of such lawsuits or claims will not have a material effect on the Company's consolidated balance sheet, but could materially affect consolidated results of operations in a given year.


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




                                                             DYNEX CAPITAL, INC.


                                                       By:   /s/ Thomas H. Potts
                                                      Thomas H. Potts, President
                                              (authorized officer of registrant)




                                                        /s/ Stephen J. Benedetti
                                 Stephen J.  Benedetti, Treasurer and Controller
                                                  (principal accounting officer)




      Dated:  May 19, 2000