Form 10-Q
period 2000-06-30
DYNEX CAPITAL INC
filed 2000-08-15
CIK 826675

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                      FORM 10-Q

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarter ended June 30, 2000



     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   Commission file number 1-9819



                        DYNEX CAPITAL, INC.
       (Exact name of registrant as specified in its charter)





        Virginia                                52-1549373
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

4551 Cox Road, Suite 300, Glen Allen, Virginia           23060
 (Address of principal executive offices)              (Zip Code)

                  (804) 217-5800
(Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past ninety days: |X| Yes    |_| No

     On July 31, 2000, the registrant had 11,446,206 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.



                                               DYNEX CAPITAL, INC.
                                                    FORM 10-Q

                                                      INDEX



                                                                            PAGE
 PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Consolidated Balance Sheets at June 30, 2000 and
              December 31,
              1999.............................................................3

              Consolidated Statements of Operations for the three and six months ended June 30, 2000 and
              1999.............................................................4

              Consolidated Statement of Shareholders' Equity for
              the six months ended June 30,
              2000.............................................................5

              Consolidated Statements of Cash Flows for
              the six months ended June 30, 2000 and
              1999.............................................................6

              Notes to Unaudited Consolidated Financial
              Statements.......................................................7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations..................................................18

         Item 3.  Quantitative and Qualitative Disclosures about Market
                  Risk........................................................32


PART II.          OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................35

         Item 2.  Changes in Securities and Use of Proceeds...................36

         Item 3.  Defaults Upon Senior Securities.............................36

         Item 4.  Submission of Matters to a Vote of Security Holders.........36

         Item 5.  Other Information...........................................36

         Item 6.  Exhibits and Reports on Form 8-K............................36

         SIGNATURES...........................................................37


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

                                                                              June 30,             December 31,
  ASSETS                                                                        2000                   1999
                                                                          ------------------     ------------------
  Investments:
    Collateral for collateralized bonds                                    $     3,409,281        $     3,700,714
    Securities                                                                      11,972                129,331
    Other investments                                                               38,367                 48,927
    Loans held for sale                                                            127,559                232,384
                                                                          ------------------     ------------------
                                                                                 3,587,179              4,111,356

  Investment in and net advances from Dynex Holding, Inc.                            3,873                  4,814
  Cash, including restricted                                                         8,923                 54,433
  Accrued interest receivable                                                        1,239                  2,208
  Other assets                                                                      15,467                 19,705
                                                                          ==================     ==================
                                                                           $     3,616,681        $     4,192,516
                                                                          ==================     ==================

  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
  Non-recourse debt                                                        $     3,171,819        $     3,282,378
  Recourse debt:
    Secured by collateralized bonds retained                                        43,224                144,746
    Secured by investments                                                         101,369                282,479
    Unsecured                                                                      100,013                109,873
                                                                          ------------------     ------------------
                                                                          ------------------     ------------------
                                                                                 3,416,425              3,819,476

  Accrued interest payable                                                           4,292                  6,303
  Accrued expenses and other liabilities                                            18,767                 41,665
                                                                          ------------------     ------------------
                                                                                 3,439,484              3,867,444
                                                                          ------------------     ------------------

  SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share,
     50,000,000 shares authorized:
        9.75% Cumulative Convertible Series A,
          1,309,061 issued and outstanding                                          29,900                 29,900
        9.55% Cumulative Convertible Series B,
          1,912,434 issued and outstanding                                          44,767                 44,767
        9.73% Cumulative Convertible Series C,
          1,840,000 issued and outstanding                                          52,740                 52,740
  Common stock,  par value $.01 per share,
    100,000,000 shares authorized,
    11,444,706 and 11,444,099 issued and outstanding, respectively                     114                    114
  Additional paid-in capital                                                       351,997                351,995
  Accumulated other comprehensive loss                                            (116,985)               (48,507)
  Accumulated deficit                                                             (185,336)              (105,937)
                                                                          ------------------     ------------------
                                                                                   177,197                325,072
                                                                             ---------------     ------------------
                                                                          ====
                                                                           $     3,616,681        $     4,192,516

                                                                         ==================     ==================

See notes to unaudited consolidated financial statements.


DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)


                                                                    Three Months Ended                  Six Months Ended
                                                                         June 30,                           June 30,
                                                               ------------------------------     ------------------------------
                                                               ------------- -- -------------
                                                                   2000             1999              2000             1999
                                                               -------------    -------------     -------------    -------------
                                                               -------------

Interest income:
   Collateral for collateralized bonds                          $   68,393        $  71,300        $  138,623       $  142,538
   Securities                                                        1,026            3,006             3,002            7,596
   Other investments                                                 1,524              786             3,036            1,370
   Loans held for sale or securitization                             4,492            5,316             9,866           12,689
   Other                                                                 -            3,556                 -            6,889
                                                               -------------    -------------
                                                               -------------    -------------     -------------    -------------
                                                                    75,435           83,964           154,527          171,082
                                                               -------------    -------------     -------------    -------------
                                                               -------------    -------------

Interest and related expense:
   Non-recourse debt                                                59,869           51,956           116,696          107,163
   Recourse debt                                                     6,407           12,850            15,293           29,025
   Other                                                             1,748              791             3,827            1,521
                                                               -------------    -------------     -------------    -------------
                                                                    68,024           65,597           135,816          137,709
                                                               -------------    -------------     -------------    -------------
                                                               -------------    -------------

Net interest margin before provision for losses                      7,411           18,367            18,711           33,373
Provision for losses                                                (5,510)          (3,773)          (10,831)          (7,566)
                                                               -------------    -------------
                                                               -------------    -------------     -------------    -------------
Net interest margin                                                  1,901           14,594             7,880           25,807

(Loss) gain on sale of investments                                  (4,263)             803           (17,696)            (123)
Impairment charge / writedowns                                     (67,214)          (6,344)          (67,214)          (6,344)
Equity in net earnings (loss) of Dynex Holding, Inc.                 2,759              290             2,040              (79)
Other income                                                           415              961               537            2,320
                                                               -------------    -------------
                                                               -------------    -------------     -------------    -------------
                                                                   (66,402)          10,304           (74,453)          21,581

General and administrative expenses                                 (2,175)          (1,961)           (4,578)          (3,969)
Net administrative fees and expenses to
    Dynex Holding, Inc.                                               (118)          (5,366)             (368)         (11,290)
                                                               -------------    -------------
                                                               -------------    -------------     -------------    -------------
(Loss) income before extraordinary item                            (68,695)           2,977           (79,399)           6,322

Extraordinary item  - gain (loss) on extinguishment of debt              -              597                 -             (489)
                                                               -------------    -------------
                                                               -------------    -------------     -------------    -------------
Net (loss) income after extraordinary item                         (68,695)           3,574           (79,399)           5,833
Dividends on preferred stock                                        (3,228)          (3,226)           (6,456)          (6,454)
                                                               -------------    -------------
                                                               =============    =============     =============    =============
Net (loss) income to common shareholders                         $ (71,923)       $     348         $ (85,855)       $    (621)
                                                               =============    =============     =============    =============
                                                               =============    =============     =============    =============

Net (loss) income per common share before
extraordinary item:
   Basic                                                         $   (6.28)       $ (0.02)          $   (7.50)       $   (0.01)
                                                               =============    =============     =============    =============
                                                               =============    =============     =============    =============
   Diluted                                                       $   (6.28)       $ (0.02)          $   (7.50)       $   (0.01)
                                                               =============    =============     =============    =============
                                                               =============    =============     =============    =============

Net (loss) income per common share after
extraordinary item:
   Basic                                                         $   (6.28)       $  0.03           $   (7.50)       $   (0.05)
                                                               =============    =============     =============    =============
                                                               =============    =============     =============    =============
   Diluted                                                       $   (6.28)       $  0.03           $   (7.50)       $   (0.05)
                                                               =============    =============     =============    =============
                                                               =============    =============     =============    =============

See notes to unaudited consolidated financial statements.


DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the six months ended June 30, 2000
(amounts in thousands)



                                                                                      Accumulated
                                                                       Additional        Other
                                              Preferred      Common      Paid-in     Comprehensive    Accumulated
                                                Stock        Stock       Capital          Loss          Deficit        Total
                                              ------------ ------------------------- --------------- --------------- ------------


Balance at December 31, 1999                  $   127,407    $   114    $  351,995      $ (48,507)    $   (105,937)   $ 325,072
                                              ------------ ------------------------- --------------- --------------- ------------

Comprehensive loss:
   Net loss - six months ended
     June 30, 2000                                     -           -             -              -                       (79,399)
                                                                                                           (79,399)
   Change in net unrealized loss on
     investments classified as
     available-for-sale during the period              -            -           -         (68,478)               -      (68,478)
                                              ------------ ------------------------- --------------- --------------- ------------
Total comprehensive loss                               -           -             -        (68,478)                     (147,877)
                                                                                                           (79,399)

Issuance of common stock                               -           -             2              -                -             2
                                              ------------ ------------------------- --------------- --------------- ------------

Balance at June 30, 2000                       $ 127,407     $   114    $  351,997      $(116,985)     $  (185,336)  $  177,197
                                              ============ ========================= =============== =============== ============

See notes to unaudited consolidated financial statements.


DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                 Six Months Ended
                                                                          ----------------------------------------
(amounts in thousands)                                                                    June 30,
                                                                             2000                   1999
                                                                       ------------------     ------------------
 Operating activities:
   Net (loss) income                                                      $     (79,399)        $       5,833
   Adjustments to reconcile net (loss) income to net cash (used for)
      provided by operating activities:
       Provision for losses                                                      10,831                 7,566
       Net loss on sale of investments                                           17,696                   123
       Impairment charges / writedown                                            67,214                 6,344
       Equity in net (earnings) loss of Dynex Holding, Inc.                      (2,040)                   79
       Extraordinary item  - loss on extinguishment of debt                           -                   489
       Amortization and depreciation                                              8,871                17,290
       Payment of litigation settlement                                         (20,000)                    -
       Net change in accrued interest, other assets and other                    (9,566)              (11,894)
         liabilities
                                                                       ------------------     ------------------
          Net cash (used for) provided by operating activities                   (6,393)               25,830
                                                                       ------------------     ------------------

 Investing activities:
   Collateral for collateralized bonds:
     Funding of investments subsequently securitized                                  -              (280,907)
     Principal payments on collateral                                           255,716               723,895
     Decrease in accrued interest receivable                                        509                 5,760
     Net decrease (increase) in funds held by trustee                               695                (3,610)
   Net decrease (increase) in loans held for sale                                88,906               (25,199)
   Purchase of other investments                                                 (1,658)              (17,740)
   Payments received on other investments                                         2,670                 6,493
   Payments from sale of other investments                                        2,916                     -
   Purchase of securities                                                             -               (23,513)
   Payments received on securities                                               19,276                47,572
   Proceeds from sales of securities                                             20,111                15,905
   Payment on tax-exempt bond obligations                                       (30,418)                    -
   Investment in and net advances to Dynex Holding, Inc.                          2,981               (13,778)
   Proceeds from sale of loan operations                                          9,500                     -
   Capital expenditures                                                             (54)                  (34)
                                                                       ------------------     ------------------
        Net cash provided by investing activities                               371,150               434,844
                                                                       ------------------     ------------------

 Financing activities:
   Collateralized bonds:
     Proceeds from issuance of bonds                                            137,241               418,162
     Principal payments on bonds                                               (255,453)             (715,682)
     Increase in accrued interest payable                                         1,184                 1,392
   Repayment of senior notes                                                    (10,080)               (5,605)
   Repayment of recourse debt borrowings, net                                  (283,161)             (147,708)
   Net proceeds from issuance of common stock                                         2                    26
   Dividends paid                                                                     -                (6,454)
                                                                       ------------------     ------------------
        Net cash used for financing activities                                 (410,267)             (455,869)
                                                                       ------------------     ------------------

 Net (decrease) increase in cash                                                (45,510)                4,805
 Cash at beginning of period                                                     54,433                30,103
                                                                       ==================     ==================
 Cash at end of period                                                    $       8,923         $      34,908
                                                                       ==================     ==================

 Cash paid for interest                                                   $     129,743         $     134,479
                                                                       ==================     ==================
                                                                       ==================     ==================

 Supplemental disclosure of non-cash activities:

      Collateral for collateralized bonds owned subsequently              $           -         $   1,161,475
 securitized
                                                                       ==================     ==================

      Securities owned subsequently securitized                           $      71,209         $           -
                                                                       ==================     ==================
                                                                       ==================     ==================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000
(amounts in thousands except share data)

NOTE 1--BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified REIT subsidiaries (together, "Dynex REIT"). While the Company was actively originating loans, the operations for the loan production was primarily conducted through Dynex Holding, Inc. ("DHI"), a taxable affiliate of Dynex REIT. Currently the Company's property tax receivable operations are conducted through DHI. Dynex REIT owns all the outstanding non-voting preferred stock of DHI which represents a 99% economic ownership interest in DHI. The common stock of DHI represents a 1% economic ownership of DHI and is owned by certain officers of Dynex REIT. In light of these factors, DHI is accounted for under a method similar to the equity method. Under this method, Dynex REIT's original investment in DHI is recorded at cost and adjusted by Dynex REIT's share of earnings or losses and decreased by dividends received. References to the "Company" mean Dynex Capital, Inc., its consolidated subsidiaries, and DHI and its consolidated subsidiaries. All significant intercompany balances and transactions with Dynex REIT's consolidated subsidiaries have been eliminated in consolidation of Dynex REIT.

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The Consolidated Balance Sheet at June 30, 2000, the Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999, the Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2000, the Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 and related notes to consolidated financial statements are unaudited. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1999.

     Certain reclassifications have been made to the financial statements for 1999 to conform to presentation for 2000.

NOTE 2 -- SIGNIFICANT RISKS AND UNCERTANTIES

     The Company's business strategy has historically relied on access to financing sources such as warehouse lines of credit and repurchase agreements, and the asset-backed securities market, to finance its activities. During 1999 and continuing into 2000, the Company's access to these sources of financing was substantially impaired. As a result of this environment, in order to lower the Company's capital requirements and reduce the need for short-term financing, the Company sold both its manufactured housing lending operations and model home purchase/leaseback business during 1999, and decided not to extend existing forward commitments on commercial mortgage loans. In addition, in order to repay outstanding recourse borrowing obligations, and in some cases in lieu of securitization, the Company decided to sell as whole loans its commercial loans held in inventory and certain other securities. The sale of the two production operations has significantly lowered the Company's capital requirements and reduced the need for short-term financing. On a long-term basis, competitive pressures, including competing against larger companies which generally have significantly lower costs of capital and access to the financing sources, and the lack of access to capital in a cost effective manner, are expected to continue to hamper the Company's ability to compete profitably in the marketplace for at least the balance of the year.

     The Company has recourse debt of approximately $244,606 as of June 30, 2000, of which $139,170 comes due in 2000 (see Note 5, Recourse Debt). Given the
Company's  operating   performance  and  prospects,   the  Companys  access  to
additional credit has been limited, and there is generally less willingness of the Compan's current lenders to grant extensions. This lack of willingness to extend credit has forced the Company to liquidate a number of its investments, in some cases at terms less favorable than had the Company been able to find alternative funding sources for these investments. As a result of the loan sales completed in July 2000 of substantially all of the Company's remaining loans held for sale, the Company repaid recourse debt in the approximate amount of $98,026, and has further provided cash collateral in the amount of $24,722 to support letters of credit issued on its behalf. The Company has no remaining warehouse debt outstanding as a result of the loan sales.

     In addition, the Company is currently in violation of certain covenants in the 1994 Senior Notes, principally related to minimum senior unsecured ratings and minimum net worth requirements, and the receipt of a going concern opinion from its auditors. The Company has not received waivers for these covenant violations. The remaining amount outstanding of approximately $1,760 is due August 31, 2000. The Company expects to repay this amount on that date.

     The senior unsecured notes due July 2002 (the "2002 Notes"), with an outstanding balance of $97,250 at June 30, 2000, contain covenants which provide for the acceleration of amounts outstanding should Dynex REIT default under other credit agreements in amounts in excess of $10,000, and such amounts outstanding under the other credit agreements are accelerated by the respective lender. No such defaults or accelerations exist as of June 30, 2000.

     The 2002 Notes also include covenants restricting dividend payments by Dynex REIT. Generally, Dynex REIT may make dividend payments to the extent such payments are necessary for the Company to maintain REIT status. The Company may also declare and pay dividends on the Preferred Stock provided that for the four previous fiscal quarters, Dynex REIT meets certain coverage requirements. The Company has failed to meet these coverage requirements for the second quarter 2000, and expects to continue to fail these coverage requirements for the balance of the year.

     As of July 31, 2000, the Company also has $58,703 outstanding under repurchase agreements substantially all with one counterparty, which amount is collateralized with collateral having a current estimated market value of $71,433.


NOTE 3--NET INCOME PER COMMON SHARE

     Net income per common share is presented on both a basic net income per common share and diluted net income per common share basis. Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights ("SARs"), using the treasury stock method, but only if these items are dilutive. As a result of the two-for-one split in May 1997 and the one-for-four reverse split in July 1999 of Dynex REIT's common stock, the preferred stock is convertible into one share of common stock for two shares of preferred stock

     The following table reconciles the numerator and denominator for both the basic and diluted net income per common share for the three and six months ended June 30, 2000 and 1999.

----------------------------------- ---------------------------------------------- -- ---------------------------------------------
                                             Three Months Ended June 30,                       Six Months Ended June 30,
                                    ----------------------------------------------    ---------------------------------------------
                                                                                      --------------------- - ---------------------
                                            2000                     1999                     2000                    1999
----------------------------------- --------------------- -- ---------------------    --------------------- - ---------------------
                                                Weighted-Average        Weighted-Average         Weighted-Average         Weighted-
                                                Number of                Number of                Number of                 Average
                                                  Shares                  Shares                   Shares                  Number of
                                     Income                   Income                   Income                  Income       Shares
                                    --------    ---------    --------   ----------    -------    ----------   --------    ---------
                                                                                      -------    ----------   --------    ---------

(Loss) income before                   $(68,695)             $ 2,977                     $(79,399)            $ 6,322
extraordinary item
Extraordinary item - gain (loss) on
   extinguishment of debt                 -                      597                        -                    (489)
                                    --------                 --------                 -------                 --------
                                    --------                 --------                 -------                 --------
Net (loss) income after             (68,695)                   3,574                  (79,399)                  5,833
   extraordinary item
Less:  Dividends on preferred stock  (3,228)                  (3,226)                  (6,456)                 (6,454)
                                    --------    ---------    --------   ----------    -------    ----------   --------    ---------
                                                                                      =======    ==========   ========    =========
Basic and diluted  net (loss)
income to common shareholders       $(71,923)   11,444,552   $           11,508,067   $(85,855)  11,444,355   $           11,507,751
                                                             348                                              (621)
                                    ========    =========                             =======    ==========   ========    =========
                                    ========    =========    ========   ==========

Net (loss) income per common share before extraordinary
         item:
     Basic                                      $   (6.28)              $                        $   (7.50)               $   (0.01)
                                                                        (0.02)
                                                =========               ==========               ==========               =========
                                                                                                 ==========               =========
     Diluted                                    $   (6.28)              $                        $   (7.50)               $   (0.01)
                                                                        (0.02)
                                                =========               ==========               ==========               =========
                                                                                                 ==========               =========

Net (loss) income per common share after extraordinary
         item:
     Basic                                      $   (6.28)              $    0.03                $   (7.50)               $   (0.05)
                                                =========               ==========               ==========               =========
                                                                                                 ==========               =========
     Diluted                                    $   (6.28)              $    0.03                $   (7.50)               $   (0.05)
                                                =========               ==========               ==========               =========

Reconciliation of anti-dilutive
   shares:
   Dividends and additional shares of preferred stock:
       Series A                     $    766      654,531    $           654,531      $ 1,532     654,531     $             654,531
                                                                 766                                          1,531
       Series B                       1,119       956,217      1,118     956,217        2,238     956,217       2,237       956,217
       Series C                       1,343       920,000      1,342     920,000        2,686     920,000       2,686       920,000
   Expense and incremental shares
     of SARs                              -        25,435          -      22,350            -      25,435           2        22,350
                                                ---------    --------   ----------    -------    ----------   --------    ---------
                                    ========                                          =======    ==========   ========    =========
                                    $ 3,228     2,556,183    $   3,226  2,553,098     $ 6,456    2,556,183    $           2,553,098
                                                                                                               6,456
                                    ========    =========    ========   ==========    =======    ==========   ========    =========
                                    --------    ---------                             -------    ----------   --------    ---------


NOTE 4 -- COLLATERAL FOR COLLATERALIZED BONDS AND SECURITIES

     The following table summarizes Dynex REIT's amortized cost basis and fair value of investments classified as available-for-sale, as of June 30, 2000 and December 31, 1999, and the related average effective interest rates:

------------------------------------------ --------------------------------- ------ ------------------------------------
                                                    June 30, 2000                            December 31, 1999
------------------------------------------ --------------------------------- ------ ------------------------------------
                                                                Effective                                   Effective
                                                                 Interest                                    Interest
                                             Fair Value            Rate                Fair Value              Rate
------------------------------------------ ---------------- -- ------------- ------ ----------------- ---- -------------
Collateral for collateralized bonds:
     Amortized cost                         $  3,542,080             7.9%            $  3,752,702              7.8%
  Allowance for losses                           (17,328)                                 (15,299)
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------
     Amortized cost, net                       3,524,752                                3,737,403
  Gross unrealized gains                          29,778                                   34,198
  Gross unrealized losses                       (145,249)                                 (70,887)
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------
                                            $  3,409,281                             $  3,700,714
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------

Securities:
  Funding Notes and Securities              $          -             -               $     94,890              6.8%
  Adjustable-rate mortgage securities              5,860            10.1%                  18,047              7.0%
  Fixed-rate mortgage securities                   1,607            11.8%                   9,861             13.5%
  Derivative and residual securities               6,088             3.8%                  18,421              1.5%
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------
                                                  13,555                                  141,219
  Allowance for losses                               (69)                                     (70)
   --------------------------------------- ---------------- -- ------------- ------ ----------------- --- --------------
        Amortized cost, net                       13,486                                  141,149
   Gross unrealized gains                            943                                    1,353
   Gross unrealized losses                        (2,457)                                 (13,171)
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------
                                            $     11,972                             $    129,331
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------

     Collateral for collateralized bonds. Collateral for collateralized bonds consists primarily of securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family housing, fixed-rate loans on multifamily and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title and fixed-rate automobile installment contracts. All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds. Dynex REIT's exposure to loss on collateral for collateralized bonds is generally limited to the amount of collateral pledged to the collateralized bonds in excess of the amount of the collateralized bonds issued, as the collateralized bonds issued by the limited-purpose finance subsidiaries are non-recourse to Dynex REIT.

     During the six months ended June 30, 2000, Dynex REIT securitized $71,209 of collateral, through the issuance of one series of collateralized bonds. The collateral consisted of fixed-rate funding notes and securities secured by fixed-rate automobile installment contracts acquired by AutoBond Acceptance Corporation ("AutoBond"). The securitization was accounted for as a financing of the underlying collateral pursuant to Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125") as Dynex REIT retained call rights which were substantially in excess of a clean-up call as defined by this accounting standard. The funding notes were previously classified as Securities in the Company's financial statements. As a result of the settlement of the AutoBond litigation in June 2000 (see Note 9), the Company received 100% of the outstanding stock of the entities which issued the funding notes and securities, and which owns all of the underlying automobile installment contracts (the "AutoBond Entities"). These entities are included in the consolidated financial statements of the Company.



     Securities. Funding Notes and Securities consisted of fixed-rate funding notes and securities secured by fixed-rate automobile installment contracts acquired by AutoBond. Adjustable-rate mortgage securities ("ARM") consist of mortgage certificates secured by ARM loans. Fixed-rate mortgage securities consist of mortgage certificates secured by mortgage loans that have a fixed rate of interest for at least one year from the balance sheet date. Derivative securities are classes of collateralized bonds, mortgage pass-through certificates or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses.

     Sale of Investments. Securities with an aggregate principal balance of $34,448 were sold during the six months ended June 30, 2000 for an aggregate loss of $13,892. The specific identification method is used to calculate the basis of securities sold. Loss on sale of investments at June 30, 2000 also includes realized losses of $1,586 related to the sale of $115,231 of commercial loans during the six months ended June 30, 2000. Loss on sale of investments for the six months ended June 30, 1999 includes (i) realized losses of $1,662 related to the sale of $22,062 of commercial loans (ii) realized gains of $1,512 on various derivative trading positions entered into during the six months ended June 30, 1999 and (iii) realized gains of $210 related to the sale of $15,972 of securities during the six months ended June 30, 1999.

     During the six months ended June 30, 2000, Dynex REIT also recognized losses of $67,214 related to (i) the permanent impairment in the carrying value of certain securities, (ii) write-downs to market value of commercial and multifamily loans held for sale and (iii) the accrual of losses related to contingent obligations on its off-balance sheet tax-exempt bond positions. As a result of the receipt of 100% of the outstanding stock of the AutoBond Entities in connection with the settlement of the AutoBond litigation, Dynex REIT recorded permanent impairment charges of $15,036 to record the underlying automobile installment contracts at their current fair market value. The market value for these automobile contracts was based on management's' estimate. The market value for commercial and multifamily loans held for sale was determined based on bids accepted by the Company. These loan sales were completed in July 2000. Losses on contingent obligations were accrued related to Dynex REIT's performance obligations as "funding facility issuer" on approximately $244,603 of tax-exempt bonds. As discussed in Note 9, the Company was party to a conditional bond repurchase agreements whereby the Company had the option to purchase $167,800 of such bonds in June. The Company did not exercise this option and the counterparty to the agreement retained $30,500 in cash collateral as settlement as provided for in the related agreements. Dynex REIT expects to settle the remaining $76,803 tax-exempt bond position during the third quarter.

     Dynex REIT uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments, including collateral for collateralized bonds, are determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rates and credit loss assumptions established by management. Discount rates used are those which management believes would be used by willing buyers of these financial instruments at prevailing market rates. The discount rate used in the determination of fair value of the collateral for collateralized bonds was 16% and 18% at June 30, 2000 and December 31, 1999, respectively. Variations in market discount rates, prepayment rates and credit loss assumptions may materially impact the resulting fair values of the Company's financial instruments. Since the fair value of Dynex REIT's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements.


NOTE 5 -- RECOURSE DEBT

     Dynex REIT utilizes repurchase agreements, notes payable and secured credit facilities (together, "recourse debt") to finance certain of its investments. The following table summarizes Dynex REIT's recourse debt outstanding at June 30, 2000 and December 31, 1999:

-------------------------------------------------------------- -------------------- -- ---------------------
                                                                    June 30,             December 31, 1999
                                                                      2000
-------------------------------------------------------------- -------------------- -- ---------------------

Recourse debt secured by:
  Collateralized bonds retained                                 $        43,224         $      144,746
  Securities                                                              2,363                 66,090
  Other investments                                                      14,657                 31,498
  Loans held for sale                                                    83,563                183,901
  Other assets                                                              786                    990
                                                               --------------------    ---------------------
                                                                        144,593                427,225
Unsecured debt:
  7.875% senior notes, net of issuance costs                             96,542                 96,361
  Series B 10.03% senior notes, net of issuance costs                     3,471                 13,512
-------------------------------------------------------------- -------------------- -- ---------------------
                                                                $       244,606        $       537,098
-------------------------------------------------------------- -------------------- -- ---------------------

     Secured Debt. At June 30, 2000 and December 31, 1999, recourse debt consisted of $45,587 and $163,045, respectively, of recourse repurchase agreements secured by investments, $98,220 and $263,190, respectively, outstanding under secured credit facilities which are secured by loans held for sale, securities and other investments, and $786 and $990, respectively, of amounts outstanding under a capital lease. At June 30, 2000, substantially all recourse debt in the form of repurchase agreements had maturities within sixty days and bear interest at rates indexed to one-month London InterBank Offered Rate ("LIBOR"). If the counterparty to the repurchase agreement fails to return the collateral, the ultimate realization of the security by Dynex REIT may be delayed or limited.

     At June 30, 2000, Dynex REIT had two committed secured credit facilities aggregating $198,700 to finance the funding of loans and securities, which expire prior to December 31, 2000. The following table summarizes the material terms of these facilities.

---------------------------------------- --------------- ----- ------------------ -------------------- --------------------
                                          Outstanding                                                   Range of Interest
               Facility                     Balance              Maturity Date    Eligible Collateral         Rates
---------------------------------------- --------------- ----- ------------------ -------------------- --------------------

$195,000 secured credit facility         $      89,537   (1)     September 29,      Loans held for         LIBOR plus
agented by Chase Bank of Texas                                       2000         sale, property tax          3.50%
                                                                                      receivables

$3,700  secured  credit  facility  with            575         December 15, 2000   Other investments    LIBOR plus 2.50%
Residential Funding Corporation
---------------------------------------- --------------- ----- ------------------ -------------------- --------------------
                                         $      90,112
---------------------------------------- --------------- ----- ------------------ -------------------- --------------------

     (1) The $195,000 secured credit facility agented by Chase Bank of Texas includes a subline in the amount of $79,052 for the issuance of letters of credit to facilitate the issuance of tax-exempt multifamily housing bonds as discussed in Note 8. As of June 30, 2000, $79,052 of letters of credit had been issued under the subline. Such amount is not included in the $89,537 balance outstanding included in the table above.

     The $195,000 secured credit facility agented by Chase Bank of Texas (the "Chase Facility") has been converted to a non-revolving facility, and in addition to the $89,537 borrowed, includes $79,052 of letters of credit issued to support Dynex REIT's obligations as funding facility issuer on its remaining $76,803 tax-exempt bond position. In July 2000, the Company sold loans held for sale which generated sufficient proceeds to fully repay the $89,537 outstanding borrowings at June 30, 2000, and provide an additional $24,722 of cash escrow as collateral for the $79,052 of letters of credit. Dynex REIT expects to fully satisfy its obligations under the Chase Facility by its maturity date.

     Unsecured Debt. Since 1994, Dynex REIT has issued three series of unsecured notes payable totaling $150,000. These notes payable had an outstanding balance at June 30, 2000 of $100,740. The Company has $97,250 outstanding of its July 2002 senior notes (the "2002 Notes") and $3,490 million outstanding on notes issued in September 1994 (the "1994 Notes"). The 2002 Notes mature July 15, 2002. The 1994 Notes amortize monthly at approximately $1,700 per month, with the final payment due on August 31, 2000. The Company is in violation of certain covenants in the 1994 Notes including the minimum net worth requirement and the covenant requiring an unqualified audit opinion. The Company has not received waivers for these defaults; however, the holders of the 1994 Notes have not accelerated the remaining amounts due.

     The 2002 Notes also include covenants restricting dividend payments by Dynex REIT. Generally, Dynex REIT may make dividend payments to the extent such payments are necessary for the Company to maintain REIT status. The Company may also declare and pay dividends on the Preferred Stock provided that for the four previous fiscal quarters, Dynex REIT meets certain coverage requirements. The Company has failed to meet these coverage requirements for the second quarter 2000, and expects to continue to fail these coverage requirements for the balance of the year.

NOTE 6-- ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("FAS No. 137"). FAS No. 137 amends FAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("FAS No. 138"). FAS No. 138 amends FAS No. 133's accounting for certain derivative instruments and certain hedging activities. FAS No. 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe the adoption of FAS No. 133 will have a material impact on its financial statements.

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

     During the quarter ended June 30, 2000, Dynex REIT liquidated its interest rate caps and interest rate swap agreements at losses in order to enhance its liquidity position. As a result, Dynex REIT recognized losses of approximately $3,394 during the quarter, while generating cash proceeds of $793 from the sales. The notional balance of these positions was $2.3 billion. As a result of the sales, Dynex REIT now no longer has any hedges related to the reset lag inherent in its ARM assets (which generally reset every six months to one year) relative to it's financing for such assets (which generally resets monthly), and for the lifetime interest rate caps embedded in such ARM assets.

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

     As of June 30, 2000, Dynex REIT is obligated under noncancelable operating leases with expiration dates through 2005. Rent expense under those leases was $248 and $133, respectively for the six months ended June 30, 2000 and 1999. The future minimum lease payments under these noncancelable leases are as follows: the remainder of 2000--$102; 2001--$208; 2002--$215; 2003--$221; 2004--$228 and
2005--$96.

     Dynex REIT has facilitated the issuance of tax-exempt multifamily housing bonds ("TEBs"), the proceeds of which are used to fund construction or moderate rehabilitation loans on multifamily properties. These TEBs are sold to third party investors. Dynex REIT has entered into various standby commitments and similar agreements whereby Dynex REIT is required to pay principal and interest to the TEB bondholders in the event there is a payment shortfall on the mortgage loan underlying each such TEB, and in certain cases is required to purchase the TEB if such TEB cannot be successfully re-marketed to third party investors. Dynex REIT has facilitated the issuance of approximately $76,803 of TEBs by providing pursuant to the Chase Facility letters of credit of $79,052 at June 30, 2000. Dynex REIT has an obligation to purchase the TEBs once the letters of credit expire. Approximately $20,900 of letters of credit expire during the second half of 2000, approximately $44,000 expire in 2001 and approximately $14,152 expire in 2002. As of July 31, 2000, Dynex REIT has provided $24,722 in cash, and loans and other investments with a book value of approximately $25,000 as collateral for such letters of credit. Dynex REIT's interest in the above TEBs is currently held for sale. The facility under which such letters of credit were issued matures on September 29, 2000. If Dynex REIT is not successful in selling its interest in the TEBs by such date, the lenders have the right to demand additional cash collateral at maturity to fully collateralize the $79,052 in letters of credit outstanding.

     On June 15, 2000, the Company was released from its obligation to purchase pursuant to various conditional bond repurchase obligations associated with $167,800 of TEBs on multifamily properties that had undergone moderate rehabilitation. The Company did not exercise this option and the counterparty to the agreement retained $30,500 in cash collateral as settlement as provided for in the related agreements. Such amount was charged to earnings during the second quarter. The Company has no further obligation relative to these TEBs.

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

     On June 9, 2000, the Company settled the matter with AutoBond for a cash payment of $20,000. In return for the payment, the Company received a complete release of all claims against it by AutoBond, and ownership of the AutoBond subsidiaries which own the underlying automobile installment contracts, and that issued the securities that were purchased from AutoBond.

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


NOTE 10 -- RELATED PARTY TRANSACTIONS

     Dynex REIT has a credit arrangement with DHI whereby DHI and any of DHI's subsidiaries can borrow funds from Dynex REIT to finance its operations. Under this arrangement, Dynex REIT can also borrow funds from DHI. The terms of the agreement allow DHI and its subsidiaries to borrow up to $50 million from Dynex REIT at a rate of Prime plus 1.0%. Dynex REIT can borrow up to $50 million from DHI at a rate of one-month LIBOR plus 1.0%. This agreement has a one-year maturity which is extended automatically unless notice is received from one of the parties to the agreement within 30 days of the anticipated termination of the agreement. As of June 30, 2000 and December 31, 1999, net borrowings due to DHI under this agreement totaled $19,293 and $26,720, respectively. Net interest expense under this agreement was $754 and $69 for the six months ended June 30, 2000 and 1999, respectively.

     Dynex REIT had a funding agreement with Dynex Commercial, Inc. ("DCI"), an operating subsidiary of DHI, whereby Dynex REIT paid DCI a fee. Dynex REIT paid DCI $158 and $1,471, respectively under this agreement for the six months ended June 30, 2000 and 1999.

     Dynex REIT had note agreements with Dynex Residential, Inc. ("DRI"), an operating subsidiary of DHI, whereby DRI and its subsidiaries could borrow up to $287,000 from Dynex REIT on a secured basis to finance the acquisition of model homes from single family home builders. The interest rate on the notes was adjustable and was based on 30-day LIBOR plus 2.875%. During 1999, $4,577 of the notes was assumed by SMFC Funding Corporation ("SMFC"), a subsidiary of DHI. The remainder of the notes were paid off at the time of the sale of DRI on November 10, 1999. The outstanding balance of the notes as of June 30, 2000 and December 31, 1999 was $626 and $4,274, respectively. Interest income recorded by Dynex REIT on the notes for the six months ended June 30, 2000 and 1999 was $140 and $6,958, respectively.

     Dynex REIT has entered into subservicing agreements with DCI, Dynex Commercial Services, Inc. ("DCSI"), Dynex Financial, Inc. ("DFI" - previously a subsidiary of DHI) and GLS Capital Services, Inc ("GLS") to service commercial, single family, and consumer loans and property tax receivables. All of these entities, with the exception of DFI, are subsidiaries of DHI. For servicing the commercial loans, DCI or DSCI, as applicable, receives an annual servicing fee of 0.02% of the aggregate unpaid principal balance of the loans. For servicing the single family mortgage, consumer and manufactured housing loans, DFI received annual fees ranging from sixty dollars ($60) to one hundred forty-four dollars ($144) per loan and certain incentive fees. The subservicing agreement with DFI was terminated due to the sale of DFI on December 20, 1999. A new subservicing agreement was entered into with Bingham Financial Services Corporation, the new parent of DFI. For servicing the property tax receivables, GLS receives an annual servicing fee of 0.72% of the aggregate unpaid principal balance of the property tax receivables. Servicing fees paid by Dynex REIT under such agreements were $143 and $1,264 during the six months ended June 30, 2000 and 1999, respectively.

     During 1999, the Company made a loan to Thomas H. Potts, president of the Company, as evidenced by a promissory note in the aggregate principal amount of $934,500 with interest accruing on the outstanding balance at the rate of Prime plus one-half percent annum (the "Note"). Mr. Potts directly owns 399,502 shares of common stock of the Company, all of which has been pledged as collateral to secure the Note. As of June 30, 2000, the outstanding balance of the Note was $925,000.

NOTE 11 -- INVESTMENT IN AND NET ADVANCES TO DYNEX HOLDING, INC.

     Investment in and net advances to DHI accounted for under a method similar to the equity method amounted to $3,873 and $4,814 at June 30, 2000 and December 31, 1999, respectively. The results of operations and financial position of DHI are summarized below:

      ------------------------------------------------------- --------------------------- --- ---------------------------
                                                               Three Months ended June             Six Months ended
                                                                         30,                           June 30,
              Condensed Income Statement Information             2000            1999            2000           1999
      ------------------------------------------------------- ----------- --- ----------- --- ----------- -- ------------

                          Total revenues                      $    4,072      $   10,703      $    4,738     $   21,752
                          Total expenses                           1,285          10,410           2,677         21,831
                            Net income                             2,787             293           2,061            (79)

      ------------------------------------------------------- ----------- --- ----------- --- ----------- -- ------------

      --------------------------------------------------------- ---------------- --- ---------------- ---
                                                                   June 30,           December 31,
                Condensed Balance Sheet Information                  2000                 1999
      --------------------------------------------------------- ---------------- --- ---------------- ---

                            Total assets                         $      31,580       $        36,822
                         Total liabilities                               1,772                 9,075
                            Total equity                                29,808                27,747
      --------------------------------------------------------- ---------------- --- ---------------- ---

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

                                             FINANCIAL CONDITION

--------------------------------------------------------------- ----------------
                                                 June 30,          December 31,
(amounts in thousands except per share data)       2000                1999
--------------------------------------------------------------- ----------------

Investments:
   Collateral for collateralized bonds        $   3,409,281       $   3,700,714
   Securities                                        11,972             129,331
   Other investments                                 38,367              48,927
   Loans held for sale                              127,559             232,384

Non-recourse debt - collateralized bonds          3,171,819           3,282,378
Recourse debt                                       244,606             537,098

Shareholders' equity                                177,197             325,072

Book value per common share                            3.82              16.74

--------------------------------------------------------------- ----------------

     Collateral for  collateralized  bonds Collateral for  collateralized  bonds consists  primarily  of  securities  backed by  adjustable-rate  and  fixed-rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title, fixed-rate automobile installment contracts and property tax receivables. As of June 30, 2000, the Company had 28 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $3.4 billion at June 30, 2000 compared to $3.7 billion at December 31, 1999. This decrease of $0.3 billion is primarily the combined result of $255.7 million in paydowns on collateral and a $78.8 million increase in the unrealized loss on collateral for collateralized bonds during the six months ended June 30, 2000. These decreases were partially offset by the securitization of $71.2 million of fixed-rate funding notes secured by fixed-rate automobile installment contracts during the second quarter of 2000.

     Securities Securities consist primarily of fixed-rate "funding notes and securities" secured by automobile installment contracts and adjustable-rate and fixed-rate mortgage-backed securities. Securities also include derivative and residual securities. Derivative securities are classes of collateralized bonds, mortgage pass-through certificates or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses. Securities decreased to $12.0 million at June 30, 2000 compared to $129.3 million at December 31, 1999. This decrease was primarily the result of the securitization of $71.2 million of fixed-rate funding notes during the second quarter of 2000. Securities also decreased due to $19.3 million of paydowns and $31.6 million of sales during the six months ended June 30, 2000.

     Other investments Other investments consists primarily of property tax receivables and a note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996. Other investments decreased from $48.9 million at December 31, 1999 to $38.4 million at June 30, 2000. This decrease is primarily the result of the receipt of the $9.5 million annual principal payment on the note receivable from the 1996 sale of the single family mortgage operations.

     Loans held for sale Loans held for sale decreased from $232.4 million at December 31, 1999 to $127.6 million at June 30, 2000. This decrease was primarily due to the sale or writedown of certain commercial loans held for sale. In addition, the Company sold the remaining $3.5 million of manufactured housing loans during the first quarter of 2000. These decreases were partially offset by $15.8 million of new loan fundings during the six months ended June 30, 2000 which were primarily draws on existing multifamily construction loans.

     Non-recourse debt Collateralized bonds issued by Dynex REIT are recourse only to the assets pledged as collateral, and are otherwise non-recourse to Dynex REIT. Collateralized bonds decreased slightly from $3.3 billion at December 31, 1999 to $3.2 billion at June 30, 2000. This decrease was primarily a result of paydowns on all collateralized bonds of $255.5 million during the six months ended June 30, 2000. This decrease was partially offset by Dynex REIT adding $41.7 million of collateralized bonds during the six months ended June 30, 1999. In addition, Dynex REIT sold $112.4 million of previously retained collateralized bonds during the six months ended June 30, 2000.

     Recourse debt Recourse debt decreased to $244.6 million at June 30, 2000 from $537.1 million at December 31, 1999. This decrease was primarily due to the sale of $112.4 million of retained collateralized bonds and $115.2 million of loans, during the six months ended June 30, 2000, which had been financed with $91.3 million of repurchase agreements and $98.0 million of notes payable, respectively. In addition, $71.2 million of fixed-rate funding notes were securitized as collateral for collateralized bonds during the second quarter of 2000. These funding notes were previously financed by $27.3 million of notes payable. Also during the six months ended June 30, 2000, Dynex REIT paid off approximately $30.3 million of notes payable as a result of $33.7 million of paydowns on investments.

     Shareholders' equity Shareholders' equity decreased to $177.2 million at June 30, 2000 from $325.1 million at December 31, 1999. This decrease was a combined result of a $68.5 million increase in the net unrealized loss on investments available-for-sale from $48.5 million at December 31, 1999 to $117.0 million at June 30, 2000 and a net loss of $79.4 million during the six months ended June 30, 2000.

                                                  RESULTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                               -------------------------------------------------------------------
(amounts in thousands except per share information)                2000              1999             2000              1999
----------------------------------------------------------------------------------------------------------------------------------

Net interest margin                                              $     1,901       $    14,594      $     7,880       $   25,807
(Loss) gain on sale of investments                                    (4,263)              803          (17,696)            (123)
Impairment charge / writedowns                                       (67,214)           (6,344)         (67,214)          (6,344)
Equity in net earnings (loss) of Dynex Holding, Inc.                   2,759               290            2,040              (79)
General and administrative expenses                                    2,175             1,961            4,578            3,969
Net administrative fees and expenses to Dynex Holding, Inc.              118             5,366              368           11,290
Net (loss) income before preferred stock dividends                   (68,695)            3,574          (79,399)           5,833

Basic net income (loss) per common share (1)                     $     (6.28)      $      0.03      $     (7.50)      $    (0.05)
Diluted net income (loss) per common share (1)                   $     (6.28)      $      0.03      $     (7.50)      $    (0.05)

  Dividends declared per share:
     Common                                                     $          -      $         -      $          -      $         -
     Series A and B Preferred                                              -           0.585                  -               1.17
     Series C Preferred                                                    -           0.730                  -             1.46

     (1) Adjusted for the one-for-four reverse common stock split effective August 2, 1999.

     Three and Six Months Ended June 30, 2000 Compared to Three and Six Months Ended June 30, 1999. The decrease in net income and net income per common share during the three and six months ended June 30, 2000 as compared to the same period in 1999 is primarily the result of a decrease in net interest margin, an increase in the loss on sale of investments and an increase in impairment charge / writedowns. These decreases were partially offset by the reduction in net administrative fees and expenses to Dynex Holding, Inc.

     Net interest margin for the six months ended June 30, 2000 decreased to $7.9 million, or 69% below the $25.8 million for the same period for 1999. Net interest margin for the three months ended June 30, 2000 decreased to $1.9 million, or 87%, below the $14.6 million for the same period in 1999. These decrease were primarily the result of the decline in average interest-earning assets from $4.6 billion and $4.7 billion for the three and six months ended June 30, 1999, respectively, to $3.9 billion and $4.0 billion for the three and six months ended June 30, 2000. In addition, the average cost of funds increased to 7.35% and 7.13% for the three and six months ended June 30, 2000, respectively, from 5.85% and 6.01% for the same periods in 1999 due to an increase in short-term interest rates, which have risen approximately 80 basis points during the first half of 2000. In addition, provision for losses increased to $10.8 million or 0.54% on an annualized basis of average interest-earning assets during the six months ended June 30, 2000 compared to $7.6 million and 0.32% during the six months ended June 30, 1999. Provision for losses increased to $5.5 million or 0.57% on an annualized basis of average interest-earnings assets during the three months ended June 30, 2000 compared to $3.8 million or 0.33% during the same period in 1999. This increase in provision for losses was a result of increasing the reserve for probable losses on various loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk.

     The net loss on sale of investments for the six months ended June 30, 2000 increased to a $17.7 million loss, as compared to a $0.1 million loss for the same period in 1999. This increase is primarily the result of both realized losses of $13.9 million related to the sale of $34.4 million of securities and realized losses of $1.6 million related to the sale of $115.2 million of loans during the first half of 2000. During the six months ended June 30, 1999, Dynex REIT recognized losses of $1.7 million related to the sale of $22.1 million of loans. This was partially offset by realized gains of $1.4 million in various derivative trading positions closed during the six months ended June 30, 1999 and realized gains of $0.2 million related to the sale of $16.0 million of securities during the six months ended June 30, 1999. The net (loss) gain of investments for the three months ended June 30, 2000 decreased to a $4.3 million loss, as compared to a $0.8 million gain for the same period in 1999. The decrease for the three months ended June 30, 2000 is the combined result of realized losses of $1.9 million relating to the sale of $93.7 million of loans and realized losses of $3.4 million relating to the sale of various cap and swap positions during the three months ended June 30, 2000. While during the same period in 1999, Dynex REIT recognized gains of $1.0 million in various derivative trading positions closed during the second quarter of 1999 offset partially by $0.3 million of fees paid relating to the loans sold during the first quarter of 1999.

     Impairment charge / writedowns increased to $67.2 million for the three and six months ended June 30, 2000, respectively, from $6.3 million for the three and six months ended June 30, 1999, respectively. During the three and six months  ended June 30,  2000,  Dynex  REIT  recognized  losses of $67.2  million related to (i) the permanent impairment in the carrying value of certain securities, (ii) write-downs to market value of commercial and multifamily loans held for sale and (iii) the accrual of losses related to contingent obligations on its off-balance sheet tax-exempt bond positions. As a result of the receipt of 100% of the outstanding stock of the AutoBond Entities in connection with the settlement of the AutoBond litigation, Dynex REIT recorded permanent impairment charges of $15.0 million to record the underlying automobile installment contracts at their current fair market value. The market value for these automobile contracts was based on management's' estimate. The market value for commercial and multifamily loans held for sale was determined based on bids accepted by the Company. These sales were completed in July 2000. Losses on contingent obligations were accrued related to Dynex REIT's performance obligations as "funding facility issuer" on approximately $244.6 million of tax-exempt bonds. As discussed in Note 9, the Company was party to a conditional bond repurchase agreements whereby the Company had the option to purchase $167.8 million of such bonds in June. The Company did not exercise this option and the counterparty to the agreement retained $30.5 million in cash collateral as settlement as provided for in the related agreements. Dynex REIT expects to settle the remaining $76.8 million tax-exempt bond position during the third quarter. Impairment charge / writedown for both the three and six months ended June 30, 1999 is comprised of (i) realized losses of $2.3 million related to the writedown of $30.6 million of commercial loans, (ii) writedowns of $1.4 million for the permanent impairment of certain residual interest and (iii) realized losses of $2.7 million primarily related to the write-off of hedging positions on $64.4 million of commercial loan commitments.

     Net administrative fees and expenses to DHI decreased $5.2 million, or 98%, and $10.9 million, or 97% to $0.1 million and $0.4 million in the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. These decreases are principally a combined result of the sale of the Company's model home purchase/leaseback and manufactured housing loan production operations during the fourth quarter of 1999. All general and administrative expenses of these businesses were incurred by DHI.


     The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                      Average Balances and Effective Interest Rates

------------------------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended June 30,                     Six Months Ended June 30,
                                       ----------------------------------------------- ---------------------------------------------
                                                                                       ---------------------------------------------
                                               2000                    1999                    2000                   1999
------------------------------------------------------------------------------------------------------------------------------------
                                         Average    Effective   Average     Effective   Average     Effective  Average     Effective
                                         Balance      Rate      Balance       Rate      Balance      Rate      Balance       Rate
                                       ----------------------- ------------ ---------- ------------ --------- ------------ ---------
                                                                                       ------------ --------- ------------ ---------

Interest-earning assets: (1)
   Collateral for collateralized        $3,537,317     7.73%    $3,888,545     7.33%    $3,587,203     7.73%   $3,931,345     7.25%
   bonds (2) (3)
   Securities                               61,011     6.73        251,301     4.78         98,201     6.11       258,440     5.88
   Other investments                        43,792    14.39        222,537     7.88         46,967    13.52       213,769     7.79
   Loans held for sale or                  225,996     7.95        277,208     7.67        244,052     8.08       324,984     7.81
   securitization
                                       ----------------------- ------------ ---------- ------------ --------- ------------ ---------
                                                                                       ============ ========= ============ =========
     Total interest-earning assets     $ 3,868,116     7.81%    $4,639,591     7.24%   $ 3,976,423     7.78%  $ 4,728,538     7.24%
                                       ======================= ============ ========== ============ ========= ============ =========
                                                                                       ============ ========= ============ =========

Interest-bearing liabilities:
   Non-recourse debt (3)                $3,223,585     7.33%    $3,539,750     5.78%    $3,239,663     7.12%   $3,526,166     5.99%
   Recourse debt - collateralized           52,267     7.66        176,893     5.45         91,896     6.85       231,150     5.47
   bonds retained
                                                                                       ------------ --------- ------------ ---------
                                       ----------------------- ------------ ---------- ------------ --------- ------------ ---------
                                         3,275,852     7.33      3,716,643     5.78      3,331,559     7.11     3,757,316     5.97
   Recourse debt secured by
   investments:
     Securities                             20,793     9.11        166,257     6.29         40,164     8.69       172,799     6.10
     Other investments                       7,951     8.46        163,447     6.18          9,782     6.67       157,764     6.09
     Loans held for sale or                155,839     6.40        206,775     4.54        174,674     6.20       263,098     5.17
     securitization
   Recourse debt - unsecured               103,383     8.57        126,536     8.82        105,009     8.66       127,209     8.77
                                                                                       ------------ --------- ------------ ---------
                                       ======================= ============ ========== ============ ========= ============ =========
     Total interest-bearing liabilities $3,563,818     7.35%    $4,379,658     5.85%    $3,661,188     7.13%   $4,478,186     6.01%
                                       ======================= ============ ========== ============ ========= ============ =========
                                                                                       ============ ========= ============ =========
Net interest spread on all investments                 0.46%                   1.39%                   0.65%                  1.22%
(3)
                                                    ==========              ==========              =========              =========
                                                                                                    =========              =========
Net yield on average interest-earning                  1.04%                   1.72%                   1.21%                  1.54%
assets (3)
                                                    ==========              ==========              =========              =========
                                                                                                    ---------              ---------

------------------------------------------------------------------------------------------------------------------------------------

     (1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.

     (2) Average balances exclude funds held by trustees of $956 and $2,274 for the three months ended June 30, 2000 and 1999, respectively, and $1,049 and $2,086 for the six months ended June 30, 2000 and 1999, respectively.

     (3) Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses. If included, the effective rate on interest-bearing liabilities would be 8.26% and 6.34% for the three months ended June 30, 2000 and 1999, respectively, and 8.02% and 6.49% for the six months ended June 30, 2000 and 1999, respectively, while the net yield on average interest-earning assets would be 0.20% and 0.90% for the three months ended June 30, 2000 and 1999, respectively, and 0.40% and 1.09% for the six months ended June 30, 2000 and 1999, respectively.

     The net interest spread decreased to 0.46% and 0.65% for the three and six months ended June 30, 2000 from 1.39% and 1.22% for the same periods in 1999. This decrease was primarily due to approximately an 80 basis point increase in the average one-month LIBOR during the first half of 2000. This decrease in net interest spread was partially offset by a reduction in premium amortization expense, which decreased from $4.8 million and $10.7 million for the three and six months ended June 30, 1999, respectively to $2.1 million and $4.1 million for the same periods in 2000. The overall yield on interest-earning assets increased to 7.81% and 7.78% for the three and six months ended June 30, 2000, respectively from 7.24% for both the three and six months ended June 30, 1999. The cost of interest-bearing liabilities increased to 7.35% and 7.13% for the three and six months ended June 30, 2000, respectively, from 5.85% and 6.01% for the three and six months ended June 30, 1999, respectively.

     Individually, the net interest spread on collateral for collateralized bonds decreased 66 basis points, from 128 basis points for the six months ended June 30, 1999 to 62 basis points for the same period in 2000. This decrease was primarily due to the increased borrowing cost during the first half of 2000 which was partially offset by lower premium amortization caused by decreased prepayments during the six months ended June 30, 2000 compared to the same period in 1999. The net interest spread on securities decreased 236 basis points, from a negative 22 basis points for the six months ended June 30, 1999 to a negative 258 basis points for the six months ended June 30, 2000. This decrease was primarily the result of increased borrowing costs on securities due to both the increase in the average one-month LIBOR during the first half of 2000 as well as an increase in the interest spread on certain credit facilities during the past twelve months. The net interest spread on other investments increased 515 basis points, from 170 basis points for the six months ended June 30, 1999, to 685 basis points for the same period in 2000, primarily due to the purchase of higher yielding property tax receivables during 1999. The net interest spread on loans held for sale or securitization decreased 76 basis points for the six months ended June 30, 1999 from 264 basis points to 188 basis points for the six months ended June 30, 2000, primarily due to the increased borrowing costs on loans due to the increase in the average one-month LIBOR during the first half of 2000.

Interest Income and Interest-Earning Assets

     Approximately $1.4 billion of the investment portfolio as of June 30, 2000 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 64% of the ARM loans underlying the ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 27% are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and ARM and fixed mortgage securities by type of underlying loan. This table excludes other derivative and residual securities, other securities, other investments and loans held for sale or securitization.

                                           Investment Portfolio Composition (1)
                                                     ($ in millions)

--------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
                                                                    Other Indices
                             LIBOR Based ARM     CMT Based ARM     Based ARM Loans    Fixed-Rate Loans
                                  Loans              Loans                                                     Total
--------------------------- ------------------ ------------------ ------------------ ------------------- ------------------
1998, Quarter 3               $    1,873.7       $      978.3       $     208.0        $    1,351.0        $    4,411.0
1998, Quarter 4                    1,644.0              720.4             195.4             1,704.0             4,263.8
1999, Quarter 1                    1,411.6              629.8             159.4             1,927.6             4,128.4
1999, Quarter 2                    1,239.2              525.4             146.9             1,872.9             3,784.4
1999, Quarter 3                    1,112.7              461.4             135.9             2,095.4             3,805.4
1999, Quarter 4                    1,048.5              430.8             121.1             2,061.5             3,661.9
2000, Quarter 1                      976.7              362.6             117.4             2,029.4             3,486.1
2000, Quarter 2                      902.5              375.8             110.8             1,998.2             3,387.3
--------------------------- ------------------ ------------------ ------------------ ------------------- ------------------

     (1) Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed-rate mortgage securities.

     The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, premiums on the collateral for collateralized bonds, ARM securities, fixed-rate mortgage securities at June 30, 2000 were $34.1 million, or approximately 1.00% of the aggregate balance of collateral for collateralized bonds, ARM securities and fixed-rate securities. Of this $34.1 million, $32.6 million relates to the premium on multifamily and commercial mortgage loans that have prepayment lockouts or yield maintenance for at least seven years. Amortization expense as a percentage of principal paydowns has increased from 1.42% for the three months ended June 30, 1999 to 1.56% for the same period in 2000. The principal prepayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 18% for the three months ended June 30, 2000. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans. Excluded from this table are the Company's loans held for sale.

                                              Premium Basis and Amortization
                                                     ($ in millions)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                        Amortization
                                                                    CPR                              Expense as a % of
                                            Amortization        Annualized           Principal       Principal Paydowns
                        Net Premium           Expense              Rate               Paydowns
-------------------------------------------------------------------------------------------------------------------------
1998, Quarter 3          $     39.0        $       6.3              40%           $      603.0             1.05%
1998, Quarter 4                77.8                5.7              41%                  502.5             1.12%
1999, Quarter 1                65.4                5.9              38%                  402.8             1.46%
1999, Quarter 2                60.7                4.8              30%                  338.4             1.42%
1999, Quarter 3                45.4                3.4              28%                  239.6             1.40%
1999, Quarter 4                38.3                2.2              20%                  165.0             1.41%
2000, Quarter 1                36.2                2.0              18%                  122.6             1.64%
2000, Quarter 2                34.1                2.1              18%                  131.6             1.56%
-------------------------------------------------------------------------------------------------------------------------

Credit Exposures

     The following table summarizes the aggregate principal amount of collateral for collateralized bonds and ARM and fixed-rate mortgage pass-through securities outstanding; the direct credit exposure retained by the Company on these securities (represented by the amount of overcollateralization pledged and subordinated securities owned by the Company and rated below BBB by one of the nationally recognized rating agencies), net of the credit reserves maintained by the Company for such exposure; and the actual credit losses incurred for each quarter. Credit reserves maintained by the Company and included in the table below included third-party reimbursement guarantees which totaled $29.5 million at June 30, 2000. The table excludes any risks related to representations and warranties made on loans funded by the Company and securitized in mortgage pass-through securities generally funded prior to 1995. This table also excludes any credit exposure on loans held for sale and other investments. The aggregate outstanding principal balance of these excluded investments at June 30, 2000 was $196.6 million. The increase in net credit exposure as a percentage of the outstanding loan principal balance from 3.92% at June 30, 1999 to 4.49% at June 30, 2000 is related primarily to the credit exposure retained by the Company on its manufactured housing securitization during

     September 1999 offset partially by the sale of previously retained classes from two of the Company's commercial loan securitization. The increase in net credit exposure as a percentage of the outstanding loan principal balance from 4.25% at March 31, 2000 to 4.49% at June 30, 2000 is related primarily to the credit exposure retained by the Company on its funding note securitization during May.

                                        Credit Reserves and Actual Credit Losses
                                                    ($ in millions)

-----------------------------------------------------------------------------------------------------------------------------------
                      Outstanding Loan                       Credit Exposure, Net  Actual Credit   Credit Exposure, Net of Credit
                     Principal Balance     Gross Credit      of Credit Reserves        Losses       Reserves to Outstanding Loan
                                             Exposure                                                         Balance
-----------------------------------------------------------------------------------------------------------------------------------
1998, Quarter 3        $     4,440.2        $    193.3           $   132.4           $   6.4                   2.98%
1998, Quarter 4              4,389.7             219.3               159.7               3.8                   3.64%
1999, Quarter 1              4,340.8             220.1               161.6               4.3                   3.72%
1999, Quarter 2              3,965.6             209.3               155.5               4.6                   3.92%
1999, Quarter 3              3,949.2             245.9               194.5               5.3                   4.93%
1999, Quarter 4              3,770.3             238.3               183.2               5.5                   4.86%
2000, Quarter 1              3,731.9             264.9               158.7               4.8                   4.25%
2000, Quarter 2              3,677.3             303.9               165.2               5.4                   4.49%
-----------------------------------------------------------------------------------------------------------------------------------

     The following table summarizes single family mortgage loan, manufactured housing loan, funding notes and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which Dynex REIT has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding collateral balance has decreased to 1.86% at June 30, 2000 from 2.12% at June 30, 1999. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of June 30, 2000, management believes the credit reserves are sufficient to cover anticipated losses which may occur as a result of current delinquencies presented in the table below.

                                                Delinquency Statistics (1)

-------------------------------------------------------------------------------------------------------------------------
                                                              90 days and over delinquent
                                 60 to 90 days delinquent                 (2)                          Total
-------------------------------------------------------------------------------------------------------------------------
1998, Quarter 3                            0.39%                         1.73%                         2.12%
1998, Quarter 4                            0.25%                         2.11%                         2.36%
1999, Quarter 1                            0.45%                         2.24%                         2.69%
1999, Quarter 2                            0.30%                         1.82%                         2.12%
1999, Quarter 3                            0.23%                         1.72%                         1.95%
1999, Quarter 4                            0.27%                         1.37%                         1.64%
2000, Quarter 1                            0.26%                         1.46%                         1.72%
2000, Quarter 2                            0.34%                         1.52%                         1.86%
-------------------------------------------------------------------------------------------------------------------------

(1)   Excludes other investments and loans held for sale.
(2)   Includes foreclosures, repossessions and REO.



Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No, 133" ("FAS No. 137"). FAS No. 137 amends FAS No. 133 to defer its effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133" ("FAS No. 138"). FAS No. 138 amends FAS No. 133's accounting for certain derivative instruments and certain hedging activities. FAS No. 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that the adoption of FAS No. 133 will not have a material impact on its financial statements.

                                             LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations from a variety of sources. These sources have included cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments, common stock offerings through the dividend reinvestment plan, short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of collateralized bonds). Historically, cash flow generated from the investment portfolio has satisfied its working capital needs, and the Company has had sufficient access to capital to fund its loan production operations, on both a short-term (prior to securitization) and long-term (after securitization) basis. However, market conditions since October 1998 have substantially reduced the Company's access to capital. The Company is currently unable to access additional short-term warehouse lines of credit to replace maturing lines, and is unable to efficiently access the asset-backed securities market to meet its long-term funding needs. Largely as a result of its inability to access additional capital, the Company sold its manufactured housing and model home purchase/leaseback operations in 1999, and ceased issuing new commitments in its commercial lending operations. Over the first six months of 2000, the Company has been focused on substantially reducing both its short-term debt and capital requirements. The Company's current focus is the release of its obligations under letters of credit and the repayment of its recourse debt, which includes substantially all of the short-term warehouse lines of credit.

     A majority of the Company's assets are pledged to secure indebtedness incurred by Dynex REIT. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of Dynex REIT in the event of the liquidation, except to the extent that the liquidation proceeds of such assets exceeds the amount of the indebtedness they secure.

Non-recourse Debt

     Dynex REIT, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex REIT. Collateral for collateralized bonds are not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At June 30, 2000, Dynex REIT had $3.2 billion of collateralized bonds outstanding as compared to $3.3 billion at December 31, 1999.

Recourse Debt

     Secured.  At  June  30,  2000,  Dynex  REIT  had two  non-revolving  credit facilities aggregating $199 million, comprised of (i) a $195 million non-revolving credit line agented by Chase Bank of Texas ("the Chase Facility"), expiring on July 31, 2000) (which expiration date has been subsequently extended to September 29, 2000) from a consortium of commercial banks primarily for the warehousing of multifamily construction and permanent loans (including providing the letters of credit for tax-exempt bonds), and (ii) a $4 million non-revolving credit line, expiring on December 15, 2000, from Residential Funding Corporation for the warehousing of model homes not included in the sale of the related business. Subsequent to June 30, 2000, Dynex REIT sold certain commercial and multifamily loans which repaid all borrowings under the Chase Facility, and provided $24.7 million of cash collateral (in addition to the $76.8 million in TEBs and other collateral) for the $79.1 million of letters of credit issued pursuant to this facility that support Dynex REIT's remaining $76.8 million TEB position. Dynex REIT is working with two prospective buyers for its remaining tax-exempt bond position in order to release the Chase letters of credit by the respective facility maturity date.

     The following table summarizes the committed credit facilities at June 30, 2000 expiring in 2000. At June 30, 2000, Dynex REIT had $90.1 million outstanding under its committed credit facilities expiring in 2000.

                                               Committed Credit Facilities
                                                     At June 30, 2000
                                                     ($ in millions)

-------------------------------------------- ----------------- ---------------- ----------------- -----------------------
                                                                   Current         Balance of     Contracted Expiration
                                                                 Outstanding        Pledged            of Facility
Collateral Type                                Credit Limit      Borrowings        Collateral
-------------------------------------------- ----------------- ---------------- ----------------- -----------------------
Various (primarily commercial loans)         $       195.0     $89.5            $153.3                September 29, 2000
Model homes                                            3.7              0.6            0.8             December 15, 2000
-------------------------------------------- ----------------- ---------------- ----------------- -----------------------
Total                                         $      198.7     $       90.1     $154.1
-------------------------------------------- ----------------- ---------------- ----------------- -----------------------

     Dynex REIT also uses repurchase agreements to finance a portion of its investments, which generally have maturities of thirty-days or less. Repurchase agreements allow Dynex REIT to sell investments for cash together with a simultaneous agreement to repurchase the same investments on a specified date for a price which is equal to the original sales price plus an interest component. At June 30, 2000, outstanding obligations under all recourse repurchase agreements totaled $46.0 million compared to $163.0 million at December 31, 1999. Dynex REIT has provided collateral worth an estimated fair market value of $55.8 million to support the amount of the repurchase agreement outstanding. All of the recourse repurchase agreements are on an "overnight" or one-day basis. Dynex REIT also has $15.5 million of non-recourse repurchase agreements which are due September 29, 2000. The following table summarizes the outstanding balances of recourse repurchase agreements by credit rating of the related assets pledged as collateral to support such repurchase agreements as of each respective quarter end. The table excludes repurchase agreements used to finance loans held for sale.

           Recourse Repurchase Agreements by Rating of Investments Financed (1)
                                  ($ in millions)

--------------------------- -------------- --------------- --------------- --------------- --------------- --------------
                                 AAA             AA              A              BBB          Below BBB         Total
--------------------------- -------------- --------------- --------------- --------------- --------------- --------------
1998, Quarter 3             $    560.8     $     91.2      $     58.7      $     51.9      $        -      $     762.6
1998, Quarter 4                  124.5          109.5            91.4            65.6              -             391.0
1999, Quarter 1                   86.3           63.2            64.2            57.9              -             271.6
1999, Quarter 2                   79.8           31.7            49.5            55.2              -             216.2
1999, Quarter 3                  375.0           71.6            76.1            75.6              -             598.3
1999, Quarter 4                   77.9           14.9             4.4            65.3              0.5           163.0
2000, Quarter 1                   34.9           13.8             4.4            30.2              0.4            83.7
2000, Quarter 2                   26.2            4.7             -              14.7              0.4            46.0
--------------------------- -------------- --------------- --------------- --------------- --------------- --------------

     (1) Excludes $15.5 million of non-recourse repurchase agreements which are secured by $20.0 million of non-rated collateralized bonds.

     Increases in short-term interest rates, long-term interest rates or market risk could negatively impact the valuation of securities and may limit Dynex REIT's borrowing ability or cause lenders to initiate margin calls for securities financed using repurchase agreements. Additionally, certain investments are classes of securities rated AA, A or BBB that are subordinated to other classes from the same series of securities. Such subordinated classes may have less liquidity than securities that are not subordinated and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying loans or receivables. In instances of a downgrade of an insurer or the deterioration of the credit quality of the underlying collateral, Dynex REIT may be required to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses.

     Unsecured. Since 1994, Dynex REIT has issued three series of unsecured notes payable totaling $150 million. These notes payable had an outstanding balance at June 30, 2000 of $100.7 million. The Company has $97.3 million outstanding of its July 2002 senior notes (the "2002 Notes") and $3.5 million outstanding on notes issued in September 1994 (the "1994 Notes"). The 2002 Notes mature July 15, 2002. The 1994 Notes amortize monthly at approximately $1.7 million per month, with the final payment of $1.8 million due on August 31, 2000. The Company expects to repay this amount on that date. As of June 30, 2000, the Company was in violation of certain covenants in the 1994 Notes including the minimum net worth requirement and the covenant requiring an unqualified audit opinion. These violations resulted in an event of default; however, the holders of the 1994 Notes have not accelerated the remaining amounts due.

     The 2002 Notes also contain covenants which provide for the acceleration of amounts outstanding under the 2002 Notes should Dynex REIT default under other credit agreements in excess of $10 million, and such amounts outstanding under the other credit agreements are accelerated by the respective lender. Dynex is not in breach of any covenants under the 2002 Notes.

     Total recourse debt decreased to $244.6 million at June 30, 2000 from $537.1 million at December 31, 1999. This decrease was primarily due to the sale of $112.4 million of retained collateralized bonds and $115.2 million of loans, during the six months ended June 30, 2000, which had been financed with $91.3 million of repurchase agreements and $98.0 million of notes payable, respectively. In addition, $71.2 million of fixed-rate funding notes were securitized as collateral for collateralized bonds during the second quarter of 2000. These funding notes were previously financed by $27.3 million of notes payable. Also during the six month ended June 30, 2000, Dynex REIT paid off approximately $30.3 million of notes payable as a result of $33.7 million of paydowns on investments.


                                                   Total Recourse Debt
                                                     ($ in millions)

--------------------------------------------------------------------------------
                                                        Total Recourse Debt to
                               Total Recourse Debt              Equity
--------------------------------------------------------------------------------
1998, Quarter 3             $           1,614.5                  321%
1998, Quarter 4                         1,032.7                  228%
1999, Quarter 1                           781.4                  173%
1999, Quarter 2                           880.0                  201%
1999, Quarter 3                         1,215.0                  285%
1999, Quarter 4                           537.1                  165%
2000, Quarter 1                           420.7                  137%
2000, Quarter 2                           244.6                  138%
--------------------------------------------------------------------------------




                                                         Table 1
                                                  Net Balance Sheet (1)
                                                     ($ in thousands)


                                                                              June 30,            December 31,
                                                                                 2000                 1999
                                                                           ----------------     -----------------
                                                                           ----------------

ASSETS
Investments:
   Collateral for collateralized bonds                                        $  3,409,281         $  3,700,714
   Less:  Collateralized bonds issued                                           (3,276,229)          (3,498,883)
                                                                           ----------------     -----------------
                                                                           ----------------
     Net investment in collateralized bonds                                        133,052              201,831
   Collateralized bonds retained                                                   119,822              215,062
   Securities                                                                       11,972              129,331
   Other investments                                                                38,367               48,927
   Loans held for sale                                                             127,559              232,384
                                                                           ----------------     -----------------
                                                                                   430,772              827,535

   Investment in and advances to Dynex Holding, Inc.                                 3,873                4,814
   Cash, including restricted                                                        8,923               54,433
   Accrued interest receivable                                                       1,517                3,651
   Other assets                                                                     15,467               19,705
                                                                           ----------------
                                                                           ================     =================
                                                                              $    460,552         $    910,138
                                                                           ================     =================
                                                                           ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Repurchase agreements                                                      $     61,277         $    163,046
   Notes payable                                                                   199,019              374,052
   Accrued interest payable                                                          4,292                6,303
   Other liabilities                                                                18,767               41,665
                                                                           ----------------     -----------------
                                                                                   283,355              585,066
                                                                           ----------------     -----------------
                                                                           ----------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share,
     50,000,000 shares authorized:
       9.75% Cumulative Convertible Series A
         1,309,061 issued and outstanding                                           29,900               29,900
       9.55% Cumulative Convertible Series B
         1,912,434 issued and outstanding                                           44,767               44,767
       9.73% Cumulative Convertible Series C
         1,840,000 issued and outstanding                                           52,740               52,740
   Common stock, par value $.01 per share,
     100,000,000 shares authorized,
       11,444,706 and 11,444,099 issued and outstanding, respectively                  114                  114
   Additional paid-in capital                                                      351,997              351,995
   Accumulated other comprehensive loss                                           (116,985)             (48,507)
   Accumulated deficit                                                            (185,336)            (105,937)
                                                                           ----------------
                                                                           ----------------     -----------------
                                                                                   177,197              325,072
                                                                           ----------------
                                                                           ================     =================
                                                                              $    460,552         $    908,518
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

     Capital Markets. The Company relies on the capital markets for the sale upon securitization of its collateralized bonds or other types of securities, to the extent that it has loan production activity. While the Company has historically been able to sell such collateralized bonds and securities into the capital markets, the Company's access to capital markets in the future has been substantially reduced.

     Interest Rate Fluctuations. The Company's income depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently pledged as collateral for collateralized bonds by the Company are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse debt, approximately $215 million of which is variable rate. In addition, significant amount of the investments held by the Company are variable rate collateral for collateralized bonds and adjustable-rate investments. These investments are financed through non-recourse long-term collateralized bonds and recourse short-term repurchase agreements. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have periodic interest rate caps and the related borrowing have no such interest rate caps.

     Defaults. Defaults by borrowers on loans retained by the Company may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company at the time of securitization. The allowance for losses is calculated on the basis of historical experience and management's best estimates. Actual default rates or loss severities may differ from the Company's estimate as a result of economic conditions. Actual defaults on ARM loans may increase during a rising interest rate environment. The Company believes that its reserves are adequate for such risks.

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

     The following table summarizes the Company's net interest margin sensitivity analysis as of June 30, 2000. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of June 30, 2000. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model uses a dynamic prepayment model that applies a Constant Prepayment Rate ranging from 5.5% to 70.1% based on the projected incentive to refinance for each loan type in any given period. While the Company's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future.

                                Basis Point               % Change in Net
                            Increase (Decrease)         Interest Margin from
                             in Interest Rates               Base Case
                           -----------------------     -----------------------

                                    +200                       (10.93)%
                                    +100                        (5.42)%
                                    Base                         -
                                    -100                         5.41%
                                    -200                        11.30%

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

     Approximately $1.4 billion of the Company's investment portfolio as of June 30, 2000 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 64% and 27% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

     Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the ARM securities and collateral for collateralized bonds relative to the rate resets on the associated borrowings and (ii) rate resets on the ARM loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As short-term interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap, cap or floor agreements. The Company had no interest rate swap, cap or floor agreements as of June 30, 2000.

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

     As part of its asset/liability management process, the Company may enter into interest rate agreements such as interest rate caps and swaps and financial futures contracts ("hedges"). These interest rate agreements are used by the Company to help mitigate the risk to the investment portfolio of fluctuations in interest rates that would ultimately impact net interest income. The Company may also utilize interest rate swaps to manage its exposure to changes in financing rates of assets and to convert floating rate borrowings to fixed rate where the associated asset financed is fixed rate. Interest rate caps and interest rate swaps that the Company uses to manage certain interest rate risks represent protection for the earnings and cash flow of the investment portfolio in adverse markets. The Company had no hedges in place as of June 30, 2000.


     Interest rate caps and interest rate swaps that the Company utilizes to manage certain interest rate risks represent protection for the earnings and cashflow of the investment portfolio in adverse markets. To date, market conditions have not been adverse such that the caps and swaps have been utilized.

     The remaining portion of the Company's investments portfolio as of June 30, 2000, approximately $2.2 billion, is comprised of loans or securities that have coupon rates that are either fixed or do not reset within the next 15 months. The Company has limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds and notes payable, and (ii) equity, which in the aggregate totals approximately $1.7 billion as of the same date. Overall, the Company's interest rate risk is related both to the rate of change in short term interest rates, and to the level of short term interest rates.


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

     On June 9, 2000, the Company settled the matter with AutoBond for a cash payment of $20 million. In return for the payment, the Company received a complete release of all claims against it by AutoBond, and ownership of the AutoBond subsidiaries which own the underlying automobile installment contracts, and that issued the securities that were purchased from AutoBond.

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

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     At the Company's annual meeting of shareholders held on June 27, 2000, for which proxies were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, the following matters were voted upon and approved by shareholders.

           1.    The election of four directors for a term expiring in 2001:

                      J. Sidney Davenport
                      Thomas H. Potts
                      Barry S. Shein
                      Donald B. Vaden

     2. Approval of the appointment of Deloitte & Touche LLP, independent certified public accountants, as the Company's auditors for the year ended December 31, 2000.

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




      Dated:  August 14, 2000