Form 10-Q
period 2000-09-30
DYNEX CAPITAL INC
filed 2000-11-14
CIK 826675

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                     FORM 10-Q


     |X|  Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
Exchange   Act  of   1934   For   the   quarter   ended   September   30,   2000

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

 |X| Yes     |_| No

     On October 31, 2000, the registrant had 11,446,206 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.


                             DYNEX CAPITAL, INC.
                                  FORM 10-Q

                                    INDEX



                                                                            PAGE

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Balance Sheets at September 30, 2000 and
            December 31,
            1999..............................................................3

            Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and
            1999..............................................................4

            Consolidated Statement of Shareholders' Equity for
            the nine months ended September 30,
            2000..............................................................5

            Consolidated Statements of Cash Flows for
            the nine months ended September 30, 2000 and
            1999..............................................................6

            Notes to Unaudited Consolidated Financial
            Statements........................................................7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........32


PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings...................................................35

Item 2.  Changes in Securities and Use of Proceeds...........................35

Item 3.  Defaults Upon Senior Securities.....................................35

Item 4.  Submission of Matters to a Vote of Security Holders.................35

Item 5.  Other Information...................................................35

Item 6.  Exhibits and Reports on Form 8-K....................................36

SIGNATURES...................................................................37


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

                                                                              September 30,          December 31,
  ASSETS                                                                          2000                   1999
                                                                            -------------------    ------------------
  Investments:
    Collateral for collateralized bonds                                      $     3,252,173        $     3,700,714
    Securities                                                                        10,542                129,331
    Other investments                                                                 36,643                 48,927
    Loans held for sale                                                               12,575                232,384
                                                                            -------------------    ------------------
                                                                                   3,311,933              4,111,356

  Investment in and net advances from Dynex Holding, Inc.                              1,178                  4,814
  Cash, including restricted                                                          28,690                 54,433
  Accrued interest receivable                                                            284                  2,208
  Other assets                                                                        21,388                 19,705
                                                                            -------------------    ------------------
                                                                             $     3,363,473        $     4,192,516
                                                                            ===================    ==================

  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
  Non-recourse debt                                                          $     3,030,461        $     3,282,378
                                                                            -------------------    ------------------
  Recourse debt:
    Secured by collateralized bonds retained                                          37,567                144,746
    Secured by investments                                                             9,203                282,479
    Unsecured                                                                         96,633                109,873
                                                                            -------------------    ------------------
                                                                                     143,403                537,098
                                                                            -------------------    ------------------

  Accrued interest payable                                                             1,641                  6,303
  Accrued expenses and other liabilities                                              15,951                 41,665
                                                                            -------------------    ------------------
                                                                                   3,191,456              3,867,444
                                                                            -------------------    ------------------

  SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share,
     50,000,000 shares authorized:
        9.75% Cumulative Convertible Series A,
          1,309,061 issued and outstanding                                            29,900                 29,900
        9.55% Cumulative Convertible Series B,
          1,912,434 issued and outstanding                                            44,767                 44,767
        9.73% Cumulative Convertible Series C,
          1,840,000 issued and outstanding                                            52,740                 52,740
  Common stock,  par value $.01 per share,
    100,000,000 shares authorized,
    11,446,206 and 11,444,099 issued and outstanding, respectively                       114                    114
  Additional paid-in capital                                                         351,999                351,995
  Accumulated other comprehensive loss                                              (121,331)               (48,507)
  Accumulated deficit                                                               (186,172)              (105,937)
                                                                            -------------------    ------------------
                                                                                     172,017                325,072
                                                                               ----------------    ------------------
                                                                            ----
                                                                             $     3,363,473        $     4,192,516
                                                                            ===================    ==================

See notes to unaudited consolidated financial statements.



DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands except share data)

                                                                      Three Months Ended                 Nine Months Ended
                                                                        September 30,                      September 30,
                                                                -------------------------------    -------------------------------
                                                                ------------- --- -------------
                                                                    2000              1999             2000              1999
                                                                -------------     -------------    -------------     -------------
                                                                -------------

Interest income:
   Collateral for collateralized bonds                           $   68,300         $  69,535       $  206,923        $  212,073
   Securities                                                           301             3,901            3,303            11,497
   Other investments                                                  1,180               913            4,216             2,283
   Loans held for sale                                                  704             8,316           10,570            21,005
   Other                                                                  -             3,672                -            10,561
                                                                -------------     -------------
                                                                -------------     -------------    -------------     -------------
                                                                     70,485            86,337          225,012           257,419
                                                                -------------     -------------    -------------     -------------
                                                                -------------     -------------

Interest and related expense:
   Non-recourse debt                                                 59,881            50,717          176,577           157,880
   Recourse debt                                                      3,492            16,986           18,785            46,011
   Other                                                                590             3,058            4,417             4,579
                                                                -------------     -------------    -------------     -------------
                                                                     63,963            70,761          199,779           208,470
                                                                -------------     -------------    -------------     -------------
                                                                -------------     -------------

Net interest margin before provision for losses                       6,522            15,576           25,233            48,949
Provision for losses                                                 (5,270)           (3,302)         (16,101)          (10,868)
                                                                -------------     -------------
                                                                -------------     -------------    -------------     -------------
Net interest margin                                                   1,252            12,274            9,132            38,081

(Loss)  gain  on sale of investments                                   (551)            1,616          (63,345)               50
Impairment charge / writedowns                                           (6)           (8,964)         (22,122)          (13,865)
Equity in net (loss) earnings of Dynex Holding, Inc.                   (262)            1,675            1,778             1,596
Other income (expense)                                                  304               (29)             841             2,291
                                                                -------------     -------------
                                                                -------------     -------------    -------------     -------------
                                                                        737             6,572          (73,716)           28,153

General and administrative expenses                                  (1,363)           (1,955)          (5,941)           (5,924)
Net administrative fees and expenses to
    Dynex Holding, Inc.                                                (210)           (4,297)            (578)          (15,587)
                                                                -------------     -------------
                                                                -------------     -------------    -------------     -------------
(Loss) income before extraordinary item                                (836)              320          (80,235)            6,642

Extraordinary item  - loss on extinguishment of debt                      -                 -                -              (489)
                                                                -------------     -------------
                                                                -------------     -------------    -------------     -------------
Net (loss) income after extraordinary item                             (836)              320          (80,235)            6,153
Dividends on preferred stock                                         (3,227)           (3,228)          (9,683)           (9,682)
                                                                -------------     -------------
                                                                -------------     -------------    -------------     -------------
Net loss to common shareholders                                   $  (4,063)        $  (2,908)       $ (89,918)        $  (3,529)
                                                                =============     =============    =============     =============
                                                                =============     =============    =============     =============

Net loss per common share before extraordinary item:
   Basic                                                          $   (0.35)        $ (0.25)         $   (7.86)        $   (0.26)
                                                                =============     =============    =============     =============
                                                                =============     =============    =============     =============
   Diluted                                                        $   (0.35)        $ (0.25)         $   (7.86)        $   (0.26)
                                                                =============     =============    =============     =============
                                                                =============     =============    =============     =============

Net loss per common share after extraordinary item:
   Basic                                                          $   (0.35)        $ (0.25)         $   (7.86)        $   (0.31)
                                                                =============     =============    =============     =============
                                                                =============     =============    =============     =============
   Diluted                                                        $   (0.35)        $ (0.25)         $   (7.86)        $   (0.31)
                                                                =============     =============    =============     =============

See notes to unaudited consolidated financial statements.


DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2000
(amounts in thousands)




                                                                                     Accumulated
                                                                       Additional        Other
                                              Preferred      Common      Paid-in     Comprehensive    Accumulated
                                                Stock        Stock       Capital          Loss          Deficit        Total
                                              ------------ ------------------------- --------------- --------------- ------------


Balance at December 31, 1999                  $   127,407    $   114    $  351,995      $ (48,507)    $   (105,937)   $ 325,072
                                              ------------ ------------------------- --------------- --------------- ------------

Comprehensive loss:
   Net loss - nine months ended
     September 30, 2000                                -           -             -              -                       (80,235)
                                                                                                           (80,235)
   Change in net unrealized loss on
     investments classified as
     available-for-sale during the period              -            -           -         (72,824)               -      (72,824)
                                              ------------ ------------------------- --------------- --------------- ------------
Total comprehensive loss                               -           -             -        (72,824)                     (153,059)
                                                                                                           (80,235)

Issuance of common stock                               -           -             4              -                -             4
                                              ------------ ------------------------- --------------- --------------- ------------

Balance at September 30, 2000                  $ 127,407     $   114    $  351,999      $(121,331)     $  (186,172)  $  172,017
                                              ============ ========================= =============== =============== ============

See notes to unaudited consolidated financial statements.


DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                      Nine Months Ended
                                                                                ----------------------------------------
(amounts in thousands)                                                                       September 30,
                                                                                    2000                   1999
                                                                              -------------------    ------------------
 Operating activities:
   Net (loss) income                                                             $     (80,235)        $       6,153
   Adjustments to reconcile net (loss) income to net cash (used for)
      provided by operating activities:
       Provision for losses                                                             16,101                10,868
       Net loss (gain) on sale of investments                                           63,345                   (50)
       Impairment charges / writedowns                                                  22,122                13,865
       Equity in net earnings of Dynex Holding, Inc.                                    (1,778)               (1,596)
       Extraordinary item  - loss on extinguishment of debt                                  -                   489
       Amortization and depreciation                                                    12,836                22,934
       Payment of litigation settlement                                                (20,000)                    -
       Net change in accrued interest, other assets and other liabilities              (18,926)               (2,871)
                                                                              -------------------    ------------------
          Net cash (used for) provided by operating activities                          (6,535)               49,792
                                                                              -------------------    ------------------

 Investing activities:
   Collateral for collateralized bonds:
     Funding of investments subsequently securitized                                         -              (587,722)
     Principal payments on collateral                                                  396,666               958,461
     Decrease in accrued interest receivable                                             1,188                 5,030
     Net decrease (increase) in funds held by trustee                                      441                (3,823)
   Net decrease in loans held for sale                                                 203,679                62,186
   Purchase of other investments                                                        (1,658)              (28,993)
   Payments received on other investments                                                3,111                 9,428
   Payments from sale of other investments                                               4,468                     -
   Purchase of securities                                                                    -               (23,737)
   Payments received on securities                                                      20,060                66,321
   Proceeds from sales of securities                                                    20,111                17,330
   Payment on tax-exempt bond obligations                                              (30,284)                    -
   Investment in and net advances to Dynex Holding, Inc.                                 5,414               (27,543)
   Proceeds from sale of loan operations                                                 9,500                     -
   Capital expenditures                                                                    (81)                 (262)
                                                                              -------------------    ------------------
        Net cash provided by investing activities                                      632,615               446,676
                                                                              -------------------    ------------------

 Financing activities:
   Collateralized bonds:
     Proceeds from issuance of bonds                                                   140,724               658,451
     Principal payments on bonds                                                      (398,998)             (937,439)
     Increase in accrued interest payable                                                1,001                 3,352
   Repayment of senior notes                                                           (13,570)               (9,103)
   Repayment of recourse debt borrowings, net                                         (380,984)             (181,867)
   Net proceeds from issuance of common stock                                                4                    29
   Retirement of common stock                                                                -                  (700)
   Dividends paid                                                                            -                (9,682)
                                                                              -------------------    ------------------
        Net cash used for financing activities                                        (651,823)             (476,959)
                                                                              -------------------    ------------------

 Net (decrease) increase in cash                                                       (25,743)               19,509
 Cash at beginning of period                                                            54,433                30,103
                                                                              -------------------    ------------------
 Cash at end of period                                                           $      28,690         $      49,612
                                                                              ===================    ==================

 Cash paid for interest                                                          $     194,004         $     198,824
                                                                              ===================    ==================
                                                                              ===================    ==================

 Supplemental disclosure of non-cash activities:

      Collateral for collateralized bonds owned subsequently securitized         $           -         $   1,261,347
                                                                              ===================    ==================

      Securities owned subsequently securitized                                  $      71,209         $           -
                                                                              ===================    ==================
                                                                              ===================    ==================

See notes to unaudited consolidated financial statements.


DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000
(amounts in thousands except share data)

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

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The Consolidated Balance Sheet at September 30, 2000, the Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999, the Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2000, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 and related notes to consolidated financial statements are unaudited. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 1999.

     Certain reclassifications have been made to the financial statements for 1999 to conform to presentation for 2000.

NOTE 2 - SUBSEQUENT EVENT

     On November 7, 2000, the Company and California Investment Fund, LLC ("CIF") entered into an Agreement and Plan of Merger, dated as of November 7, 2000 (the "Merger Agreement"), by and among, the Company, CIF and DCI Acquisition Corporation, a newly created subsidiary of CIF. The Merger Agreement provides for CIF to acquire 100% of the equity of the Company for a purchase price of $90,000 in cash. CIF will acquire the common stock of the Company for a price of $2.00 per share, the Series A Preferred Stock of the Company for a price of $12.07 per share, the Series B Preferred Stock of the Company for a price of $12.32 per share and the Series C Preferred Stock of the Company for a price of $15.08 per share, less any dividends paid or declared on any such shares.

     The transaction is expected to close in the first quarter of 2001, subject to the approval of the Company's shareholders and customary closing conditions. The transaction is also conditioned upon CIF securing necessary financing and the consent of the holders of the Company's senior notes. Regarding the senior notes, CIF has thirty days from the date of the Merger Agreement to obtain any necessary consents. In addition, CIF must confirm its financing commitments prior to the Company filing with the Securities and Exchange Commission the preliminary proxy statement relating to the transaction and prior to the mailing of the merger proxy to the Company's shareholders.

NOTE 3 -- SIGNIFICANT RISKS AND UNCERTANTIES

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

     The Company has recourse debt of approximately $143,403 as of September 30, 2000, of which $40,111 comes due in 2000 (see Note 7, Recourse Debt). Given the Company's operating performance and prospects, the Company's access to additional credit has been limited, and there is generally less willingness of the Company's current lenders to grant extensions. This lack of willingness to extend credit has forced the Company to liquidate a number of its investments, in some cases at terms less favorable than had the Company been able to find alternative funding sources for these investments. In addition, as discussed in
Note 7, the Company's facility with Chase Bank of Texas expired on October 31, 2000. The Company and the bank group are in discussion on an extension of the facility to January 31, 2001; however, there can be no assurance that the Company will receive such an extension. Approximately $75,764 of letters of credit have been issued under the facility, and these letters of credit are secured by tax-exempt bonds which are secured by first mortgage loans on multifamily property, as well as additional collateral pledged by the Company.

     The senior unsecured notes due July 2002 (the "2002 Notes"), with an outstanding balance of $97,250 at September 30, 2000, contain covenants which provide for the acceleration of amounts outstanding should Dynex REIT default under other credit agreements in amounts in excess of $10,000, and such amounts outstanding under the other credit agreements are accelerated by the respective lender. No such defaults or accelerations exist as of September 30, 2000.

     The 2002 Notes also include covenants restricting dividend payments by Dynex REIT. Generally, Dynex REIT may make dividend payments to the extent such payments are necessary for the Company to maintain REIT status. The Company may also declare and pay dividends on the Preferred Stock provided that for the four previous fiscal quarters, Dynex REIT meets certain coverage requirements. The Company has failed to meet these coverage requirements for the third quarter
2000, and expects to continue to fail these coverage requirements for the balance of the year.

     As of September 30, 2000, the Company also has $39,672 outstanding under repurchase agreements substantially all with one counterparty, which amount is collateralized with securities having an estimated market value in excess of $60,000.


NOTE 4--NET INCOME PER COMMON SHARE

     Net income per common share is presented on both a basic net income per common share and diluted net income per common share basis. Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights ("SARs"), using the treasury stock method, but only if these items are dilutive. As a result of the two-for-one split in May 1997 and the one-for-four reverse split in July 1999 of Dynex REIT's common stock, the preferred stock is convertible into one share of common stock for two shares of preferred stock

     The following table reconciles the numerator and denominator for both the basic and diluted net income per common share for the three and nine months ended September 30, 2000 and 1999.

------------------------------------- --------------------------------------------- -- ---------------------------------------------
                                            Three Months Ended September 30,                 Nine Months Ended September 30,
                                      ---------------------------------------------    ---------------------------------------------
                                                                                       --------------------- - ---------------------
                                              2000                    1999                     2000                    1999
------------------------------------- --------------------- - ---------------------    --------------------- - ---------------------
                                                   Weighted-               Weighted-               Weighted-               Weighted-
                                                   Average                 Average                 Average                 Average
                                                   Number of               Number of               Number of               Number of
                                       Income      Shares      Income      Shares       Income     Shares       Income     Shares
                                      -------    ----------   --------    ---------    --------   ----------   --------    ---------
                                                                                       --------   ----------   --------    ---------

(Loss) income before extraordinary    $                       $   320                     $(80,235)            $ 6,642
item                                         (836)
Extraordinary item - loss on
   extinguishment of debt                   -                       -                        -                    (489)
                                      -------                 --------                 --------                --------
                                      -------                 --------                 --------                --------
Net (loss) income after extraordinary    (836)                    320                  (80,235)                  6,153
   item
Less:  Provision for dividends on      (3,227)                 (3,228)                  (9,683)                 (9,682)
   preferred stock
                                      -------    ----------   --------    ---------    --------   ----------   --------    ---------
                                                                                       --------   ----------   --------    ---------
Basic and diluted  net loss to
common shareholders                   $   (4,063)11,446,010   $           11,477,271   $(89,918)  11,444,911   $          11,497,479
                                                              (2,908)                                          (3,529)
                                      =======    ==========                            ========   ==========   ========    =========
                                      =======    ==========   ========    =========

Net loss  per common share before extraordinary item:
     Basic                                       $   (0.35)               $                       $   (7.86)               $  (0.26)
                                                                          (0.25)
                                                 ==========               =========               ==========               =========
                                                                                                  ==========               =========
     Diluted                                     $   (0.35)               $                       $   (7.86)               $  (0.26)
                                                                          (0.25)
                                                 ==========               =========               ==========               =========
                                                                                                  ==========               =========

Net loss  per common share after extraordinary item:
     Basic                                       $   (0.35)               $                       $   (7.86)               $  (0.31)
                                                                          (0.25)
                                                 ==========               =========               ==========               =========
                                                                                                  ==========               =========
     Diluted                                     $   (0.35)               $                       $   (7.86)               $  (0.31)
                                                                          (0.25)
                                                 ==========               =========               ==========               =========

Reconciliation of anti-dilutive
   shares:
   Dividends and additional shares of preferred stock:
       Series A                       $    766     654,531    $            654,531     $ 2,298     654,531     $             654,531
                                                                  766                                          2,297
       Series B                         1,118      956,217      1,119      956,217       3,356     956,217                   956,217
                                                                                                               3,356
       Series C                         1,343      920,000      1,343      920,000       4,029     920,000                   920,000
                                                                                                               4,029
   Expense and incremental shares
     of SARs                                -       24,624          -       16,004           -      24,624           2        16,004
                                                 ----------   --------    ---------    --------   ----------   --------    ---------
                                      -------                                          --------   ----------   --------    ---------
                                      $ 3,227    2,555,372    $   3,228   2,546,752    $ 9,683    2,555,372    $           2,546,752
                                                                                                                9,684
                                      =======    ==========   ========    =========    ========   ==========   ========    =========
                                      =======    ==========                            ========   ==========   ========    =========



NOTE 5 -- COLLATERAL FOR COLLATERALIZED BONDS AND SECURITIES

     The following table summarizes Dynex REIT's amortized cost basis and fair value of investments classified as available-for-sale, as of September 30, 2000 and December 31, 1999, and the related average effective interest rates:


                                                  September 30, 2000                         December 31, 1999
------------------------------------------ --------------------------------- ------ ------------------------------------
                                                                Effective                                   Effective
                                                                 Interest                                    Interest
                                             Fair Value            Rate                Fair Value              Rate
------------------------------------------ ---------------- -- ------------- ------ ----------------- ---- -------------
Collateral for collateralized bonds:
   Amortized cost                           $  3,387,375             8.0%            $  3,752,702              7.8%
  Allowance for losses                           (15,927)                                 (15,299)
------------------------------------------
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------
     Amortized cost, net                       3,371,448                                3,737,403
------------------------------------------
  Gross unrealized gains                          27,990                                   34,198
  Gross unrealized losses                       (147,265)                                 (70,887)
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------
                                            $  3,252,173                             $  3,700,714
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------

Securities:
  Funding Notes and Securities              $          -             -               $     94,890              6.8%
  Adjustable-rate mortgage securities              5,301            10.7%                  18,047              7.0%
  Fixed-rate mortgage securities                   1,556             8.9%                   9,861             13.5%
  Derivative and residual securities               5,810            10.2%                  18,421              1.5%
------------------------------------------
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------
                                                  12,667                                  141,219
------------------------------------------
------------------------------------------
  Allowance for losses                               (69)                                     (70)
 ----------------------------------------- ---------------- -- ------------- ------ ----------------- --- --------------
      Amortized cost, net                         12,598                                  141,149
------------------------------------------
   Gross unrealized gains                            538                                    1,353
------------------------------------------
   Gross unrealized losses                        (2,594)                                 (13,171)
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------
                                            $     10,542                             $    129,331
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

     During the nine months ended September 30, 2000, Dynex REIT securitized $71,209 of collateral, through the issuance of one series of collateralized bonds. The collateral consisted of fixed-rate funding notes and securities secured by fixed-rate automobile installment contracts acquired by AutoBond Acceptance Corporation ("AutoBond"). The securitization was accounted for as a financing of the underlying collateral pursuant to Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125") as Dynex REIT retained call rights which were substantially in excess of a clean-up call as defined by this accounting standard. The funding notes were previously classified as Securities in the Company's financial statements. As a result of the settlement of the AutoBond litigation in June 2000 (see Note 10), the Company received 100% of the outstanding stock of the entities which issued the funding notes and securities, and which owns all of the underlying automobile installment contracts (the "AutoBond Entities"). These entities are included in the consolidated financial statements of the Company. On November 7, 2000, the Company completed the sale of all of the underlying automobile installment contracts to a third party. In order to effect the sale of the contracts, the Company collapsed the collateralized bond and funding note structures. The Company recorded a loss during the third quarter of 2000 relating to the automobile contracts, based on the agreed-upon sales price for the contracts.

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

     Sale of Investments. Securities with an aggregate principal balance of $34,448 were sold during the nine months ended September 30, 2000 for an aggregate loss of $13,892. The specific identification method is used to calculate the basis of securities sold. Loss on sale of investments at September 30, 2000 also includes realized losses of $16,296 related to the sale of $268,732 of commercial loans during the nine months ended September 30, 2000. In addition, as discussed in Note 10, the Company was party to various conditional bond repurchase agreements whereby the Company had the option to purchase $167,800 of such tax-exempt bonds secured by multifamily mortgage loans expiring in June. The Company did not exercise this option and the counterparty to the agreement retained $30,284 in cash collateral as settlement as provided for in the related agreements. The Company recorded a charge against earnings of $30,284 as a result during the nine months ended September 30, 2000. In addition, Dynex REIT recorded a loss during the third quarter of 2000 relating to the automobile contracts of $746 as a result of entering into a sale agreement during the third quarter of 2000 to sell these automobile contracts. The sale was completed during the fourth quarter of 2000.Gain on sale of investments for the nine months ended September 30, 1999 includes (i) realized losses of $3,413 related to the sale of $22,062 of commercial loans (ii) realized gains of $4,176 on various derivative trading positions entered into during the nine months ended September 30, 1999 and (iii) realized losses of $1,108 related to the sale of $18,540 of securities during the nine months ended September 30, 1999.

     During the nine months ended September 30, 2000, Dynex REIT also recognized losses of $18,447 primarily related to the permanent impairment in the carrying value of certain securities and the accrual of losses related to contingent obligations on its off-balance sheet tax-exempt bond positions. As a result of the receipt of 100% of the outstanding stock of the AutoBond Entities in connection with the settlement of the AutoBond litigation, Dynex REIT recorded permanent impairment charges of $15,036 to record the underlying automobile installment contracts at their current fair market value. The market value for these automobile contracts was based on management's estimate. Losses on contingent obligations were accrued related to Dynex REIT's performance obligations as "funding facility issuer" on approximately $73,609 of tax-exempt bonds which Dynex REIT expects to settle during the fourth quarter of 2000 or the first quarter of 2001.

NOTE 6 --  USE OF ESTIMATES

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

     Collateral for collateralized bonds make up a significant portion of Dynex REIT's investments. The estimate of fair value for collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions established by management. The discount rate used in the determination of fair value of the collateral for collateralized bonds was 16% at September 30, 2000. Prepayment rate assumptions at September 30, 2000 were generally at a "constant prepayment rate" or CPR of 28% for securities secured by single family mortgage loan collateral, and a CPR equivalent of 7% for securities secured by manufactured housing loan collateral. Commercial mortgage loan collateral was generally assumed to prepay at the average expiration date of prepayment lock-out periods. The loss assumptions utilized vary for each series of collateral of collateralized bonds, depending on the collateral pledged. The cash flows for the collateral for collateralized bonds were projected to the estimated date that the security can be called and retired by the Company, which is typically triggered when the remaining security balance equals 35% of the original balance. In most cases, the Company assumes that at the time of the call, the underlying collateral is sold at anticipated market prices.

     Variations in market discount rates, prepayment rates and credit loss assumptions may materially impact the resulting fair values of the Company's financial instruments. Since the fair value of Dynex REIT's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements.

NOTE 7-- RECOURSE DEBT

     Dynex REIT utilizes repurchase agreements, notes payable and secured credit facilities (together, "recourse debt") to finance certain of its investments. The following table summarizes Dynex REIT's recourse debt outstanding at September 30, 2000 and December 31, 1999:

------------------------------------------------------- -------------------- --- --------------------
                                                           September 30,           December 31, 1999
                                                               2000
------------------------------------------------------- -------------------- --- --------------------

Recourse debt secured by:
  Collateralized bonds retained                          $        37,567          $      144,746
  Securities                                                       2,105                  66,090
  Other investments                                                6,439                  31,498
-------------------------------------------------------
  Loans held for sale                                                  -                 183,901
-------------------------------------------------------
  Other assets                                                       659                     990
-------------------------------------------------------
                                                        --------------------     --------------------
                                                                  46,770                 427,225
-------------------------------------------------------
-------------------------------------------------------
Unsecured debt:
-------------------------------------------------------
  7.875% senior notes, net of issuance costs                      96,633                  96,361
-------------------------------------------------------
  Series B 10.03% senior notes, net of issuance costs                  -                  13,512
------------------------------------------------------- -------------------- --- --------------------
                                                         $       143,403         $       537,098
------------------------------------------------------- -------------------- --- --------------------

     Secured Debt. At September 30, 2000 and December 31, 1999, recourse debt consisted of $39,672 and $163,046, respectively, of recourse repurchase agreements secured by investments, $6,439 and $263,190, respectively, outstanding under secured credit facilities which are secured by loans held for sale, securities and other investments, and $659 and $990, respectively, of amounts outstanding under a capital lease. At September 30, 2000, substantially all recourse debt in the form of repurchase agreements had maturities of thirty days or less and bear interest at rates indexed to one-month London InterBank Offered Rate ("LIBOR"). If the counterparty to the repurchase agreement fails to return the collateral, the ultimate realization of the security by Dynex REIT may be delayed or limited.

     At September 30, 2000, Dynex REIT had two committed secured credit facilities aggregating $198,700 to finance the funding of loans and securities, which expire prior to December 31, 2000. The following table summarizes the material terms of these facilities.

----------------------------------------- ---------------- ---- ------------------ --------------------- --------------------
                                            Outstanding                                                   Range of Interest
                Facility                      Balance             Maturity Date    Eligible Collateral          Rates
----------------------------------------- ---------------- ---- ------------------ --------------------- --------------------

$195,000 secured credit facility          $           -    (1)  October 31, 2000      Loans held for         LIBOR plus
agented by Chase Bank of Texas                                                      sale, property tax          3.50%
                                                                                       receivables

$3,700  secured  credit   facility  with            439         December 15, 2000   Other investments     LIBOR plus 2.50%
Residential Funding Corporation
----------------------------------------- ---------------- ---- ------------------ --------------------- --------------------
                                          $         439
----------------------------------------- ---------------- ---- ------------------ --------------------- --------------------

     (1) The $195,000 secured credit facility agented by Chase Bank of Texas includes a subline in the amount of $75,764 for the issuance of letters of credit to facilitate the issuance of tax-exempt multifamily housing bonds as discussed in Note 9. As of September 30, 2000, $75,764 of letters of credit had been issued under the subline. Such amount is not included in the $439 balance outstanding included in the table above.


     The $195,000 secured credit facility agented by Chase Bank of Texas (the "Chase Facility") has been converted to a non-revolving facility which currently only includes $75,764 of letters of credit issued to support Dynex REIT's obligations as funding facility issuer on its remaining $73,609 tax-exempt bond position. The Chase Facility expired on October 31, 2000. The Company and the bank group are in discussion on an extension of the facility to January 31, 2001; however, there can be no assurance that the Company will receive such an extension. The $75,764 of letters of credit are secured by tax-exempt bonds which are secured by first mortgage loans on multifamily properties, as well as additional collateral pledged by the Company including $22,474 of cash, and other loans and investments and the stock of a subsidiary.

     Unsecured Debt. Since 1994, Dynex REIT has issued three series of unsecured notes payable totaling $150,000. These notes payable had an outstanding balance at September 30, 2000 of $97,250 which consisted only of its July 2002 senior notes (the "2002 Notes"). The 2002 Notes mature July 15, 2002. The 2002 Notes include covenants restricting dividend payments by Dynex REIT. Generally, Dynex REIT may make dividend payments to the extent such payments are necessary for the Company to maintain REIT status. The Company may also declare and pay dividends on the Preferred Stock provided that for the four previous fiscal quarters, Dynex REIT meets certain coverage requirements. The Company has failed to meet these coverage requirements for the third quarter 2000, and expects to continue to fail these coverage requirements for the balance of the year.

NOTE 8-- ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

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

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS No. 140"). FAS No. 140 replaces the Statement of Financial Accounting Standards No. 125 "Accounting for the Transfers and Servicing of Financial Assets and
Extinguishment of Liabilities" ("FAS No. 125"). FAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosure, but it carries over most of FAS No. 125 provisions without reconsideration. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. FAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transaction and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for period ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. FAS No. 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provision is not permitted. The Company does not believe the adoption of FAS No. 140 will have a material impact on its financial statements.

NOTE 9--DERIVATIVE FINANCIAL INSTRUMENTS

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

     During the second quarter, Dynex REIT liquidated its interest rate caps and interest rate swap agreements at losses in order to enhance its liquidity position. As a result, Dynex REIT recognized losses of approximately $3,394, while generating cash proceeds of $793 from the sales. The notional balance of these positions was $2.3 billion. As a result of the sales, Dynex REIT now no longer has any hedges related to the reset lag inherent in its ARM assets (which generally reset every six months to one year) relative to its financing for such assets (which generally resets monthly), and for the lifetime interest rate caps embedded in such ARM assets.

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

NOTE 10 -- COMMITMENTS

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

     Dynex REIT has facilitated the issuance of tax-exempt multifamily housing bonds ("TEBs"), the proceeds of which are used to fund construction or moderate rehabilitation loans on multifamily properties. These TEBs are sold to third party investors. Dynex REIT has entered into various standby commitments and similar agreements whereby Dynex REIT is required to pay principal and interest to the TEB bondholders in the event there is a payment shortfall on the mortgage loan underlying each such TEB, and in certain cases is required to purchase the TEB if such TEB cannot be successfully re-marketed to third party investors. Dynex REIT has facilitated the issuance of approximately $73,609 of TEBs by providing pursuant to the Chase Facility letters of credit of $75,764 at September 30, 2000. Dynex REIT has an obligation to purchase the TEBs once the letters of credit expire. Approximately $72,540 expire in 2001 and approximately $3,224 expire in 2002. As of September 30, 2000, Dynex REIT has provided $22,474 in cash, loans and other investments, and the stock of one of the Company's subsidiaries as collateral for such letters of credit. Dynex REIT's interest in the above TEBs is currently held for sale. The facility under which such letters of credit were issued matured on October 31, 2000. As of November 14, 2000, the Company has not reached agreement with its lenders under the Chase Facility for the terms of an extension. Therefore, the lenders have the right to demand additional cash collateral to fully collateralize the $75,764 in letters of credit outstanding. To date the lenders have not exercised this right, but there can be no assurance that the lenders will not make such demand.

     The Company was party to various conditional bond repurchase agreements whereby the Company had the option to purchase $167,800 of such tax-exempt bonds secured by multifamily mortgage loans. On June 15, 2000, the Company did not exercise this option and the counterparty to the agreement retained $30,284 in cash collateral as settlement as provided for in the related agreements. Such amount was charged to earnings during the second quarter. The Company has no further obligation relative to these TEBs.

NOTE 11 -- LITIGATION

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

NOTE 12 -- RELATED PARTY TRANSACTIONS

     Dynex REIT has a credit arrangement with DHI whereby DHI and any of DHI's subsidiaries can borrow funds from Dynex REIT to finance its operations. Under this arrangement, Dynex REIT can also borrow funds from DHI. The terms of the agreement allow DHI and its subsidiaries to borrow up to $50 million from Dynex REIT at a rate of Prime plus 1.0%. Dynex REIT can borrow up to $50 million from DHI at a rate of one-month LIBOR plus 1.0%. This agreement has a one-year maturity which is extended automatically unless notice is received from one of the parties to the agreement within 30 days of the anticipated termination of the agreement. As of September 30, 2000 and December 31, 1999, net borrowings due to DHI under this agreement totaled $18,382 and $26,720, respectively. Net interest expense under this agreement was $1,087 and $395 for the nine months ended September 30, 2000 and 1999, respectively.

     Dynex REIT has a funding agreement with Dynex Commercial, Inc. ("DCI"), an operating subsidiary of DHI, whereby Dynex REIT paid DCI a fee. Dynex REIT paid DCI $234 and $1,871, respectively under this agreement for the nine months ended September 30, 2000 and 1999.

     Dynex REIT has entered into a note agreement with SMFC Funding Corporation ("SMFC"), a subsidiary of DHI to finance single-family model homes purchased by SMFC. The outstanding balance of the note as of September 30, 2000 and December 31, 1999 was $548 and $4,274, respectively. Interest income recorded by Dynex REIT on the notes for the nine months ended September 30, 2000 and 1999 was $157 and none, respectively. SMFC is currently not actively purchasing model homes, and it is anticipated that Dynex REIT will be fully repaid on the remaining outstanding balance by the end of the year.

     Dynex REIT has entered into subservicing agreements with DCI, Dynex Commercial Services, Inc. ("DCSI"), Dynex Financial, Inc. ("DFI" - previously a subsidiary of DHI) and GLS Capital Services, Inc ("GLS") to service commercial, single family, and consumer loans and property tax receivables. All of these entities, with the exception of DFI, are subsidiaries of DHI. For servicing the commercial loans, DCI or DSCI, as applicable, receives an annual servicing fee of 0.02% of the aggregate unpaid principal balance of the loans. For servicing the single family mortgage, consumer and manufactured housing loans, DFI received annual fees ranging from sixty dollars ($60) to one hundred forty-four dollars ($144) per loan and certain incentive fees. The subservicing agreement with DFI was terminated due to the sale of DFI on December 20, 1999. A new subservicing agreement was entered into with Bingham Financial Services Corporation, the new parent of DFI. For servicing the property tax receivables, GLS receives an annual servicing fee of 0.72% of the aggregate unpaid principal balance of the property tax receivables. Servicing fees paid by Dynex REIT under such agreements were $211 and $2,108 during the nine months ended September 30, 2000 and 1999, respectively.

     During 1999, the Company made a loan to Thomas H. Potts, president of the Company, as evidenced by a promissory note in the aggregate principal amount of $934,500 with interest accruing on the outstanding balance at the rate of Prime plus one-half percent per annum (the "Note"). Mr. Potts directly owns 399,502 shares of common stock of the Company, all of which has been pledged as collateral to secure the Note. As of September 30, 2000, interest on the Note was current and the outstanding balance of the Note was $925,000.

NOTE 13 -- INVESTMENT IN AND NET ADVANCES TO DYNEX HOLDING, INC.

     Investment in and net advances to DHI accounted for under a method similar to the equity method amounted to $1,178 and $4,814 at September 30, 2000 and December 31, 1999, respectively. The results of operations and financial position of DHI are summarized below:

    --------------------------------------------------------- --------------------------- --- ---------------------------
                                                                  Three Months ended              Nine Months ended
                                                                    September 30,                   September 30,
    ---------------------------------------------------------
             Condensed Income Statement Information              2000            1999            2000           1999
    --------------------------------------------------------- ----------- --- ----------- --- ----------- -- ------------

                         Total revenues                       $      877      $   11,534      $    2,903     $   33,286
    ---------------------------------------------------------
                         Total expenses                            4,995           9,843           4,960         31,674
    ---------------------------------------------------------
                           Net income                             (4,118)          1,691          (2,057)         1,612
    ---------------------------------------------------------

    --------------------------------------------------------- ----------- --- ----------- --- ----------- -- ------------

    ----------------------------------------------------------- ---------------- --- ---------------- ---
                                                                 September 30,        December 31,
    -----------------------------------------------------------
               Condensed Balance Sheet Information                   2000                 1999
    ----------------------------------------------------------- ---------------- --- ---------------- ---

                           Total assets                          $      20,925       $        36,822
    -----------------------------------------------------------
                        Total liabilities                                1,382                 9,075
    -----------------------------------------------------------
                           Total equity                                 19,543                27,747
    ----------------------------------------------------------- ---------------- --- ---------------- ---

NOTE 14 - OTHER MATTERS

     On November 21, 2000, the Company will hold a special meeting of the preferred stockholders to elect two additional members to its Board of Directors. The record date for voting by the preferred stockholders on the election of the two directors has been set as of October 13, 2000.

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

     On November 7, 2000, the Company and California Investment Fund, LLC ("CIF") CIF entered into an Agreement and Plan of Merger, dated as of November 7, 2000 (the "Merger Agreement"), by and among, the Company, CIF and DCI Acquisition Corporation, a newly created subsidiary of CIF. The Merger Agreement provides for CIF to acquire 100% of the equity of the Company for a purchase price of $90 million in cash. CIF will acquire the common stock of the Company for a price of $2.00 per share, the Series A Preferred Stock of the Company for a price of $12.07 per share, the Series B Preferred Stock of the Company for a price of $12.32 per share and the Series C Preferred Stock of the Company for a price of $15.08 per share, less any dividends paid or declared on any such shares.

     The transaction is expected to close in the first quarter of 2001, subject to the approval of the Company's shareholders and customary closing conditions. The transaction is also conditioned upon CIF securing necessary financing and the consent of the holders of the Company's senior notes. Regarding the senior notes, CIF has thirty days from the date of the Merger Agreement to obtain any necessary consents. In addition, CIF must confirm its financing commitments prior to the Company filing with the Securities and Exchange Commission the preliminary proxy statement relating to the transaction and prior to the mailing of the proxy to the Company's shareholders.

                                FINANCIAL CONDITION

------------------------------------------------------------------------------
                                             September 30,    December 31,
(amounts in thousands except per share data)     2000             1999
------------------------------------------------------------------------------

Investments:
   Collateral for collateralized bonds      $   3,252,173    $   3,700,714
   Securities                                      10,542          129,331
   Other investments                               36,643           48,927
   Loans held for sale                             12,575          232,384

Non-recourse debt - collateralized bonds        3,030,461        3,282,378
Recourse debt                                     143,403          537,098

Shareholders' equity                              172,017          325,072

Book value per common share                          3.37           16.74

------------------------------------------------------------------------------

     Collateral for  collateralized  bonds Collateral for  collateralized  bonds consists  primarily  of  securities  backed by  adjustable-rate  and  fixed-rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title, fixed-rate automobile installment contracts and property tax receivables. As of September 30, 2000, the Company had 28 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $3.3 billion at September 30, 2000 compared to $3.7 billion at December 31, 1999. This decrease of $0.4 billion is primarily the combined result of $396.7 million in paydowns on collateral and a $82.6 million increase in the unrealized loss on collateral for collateralized bonds during the nine months ended September 30, 2000. These decreases were partially offset by the securitization of $71.2 million of fixed-rate funding notes secured by fixed-rate automobile installment contracts during the second quarter of 2000.

     Securities Securities consist primarily of fixed-rate "funding notes and securities" secured by automobile installment contracts and adjustable-rate and fixed-rate mortgage-backed securities. Securities also include derivative and residual securities. Securities decreased to $10.5 million at September 30, 2000 compared to $129.3 million at December 31, 1999. This decrease was primarily the result of the securitization of $71.2 million of fixed-rate funding notes during the second quarter of 2000. Securities also decreased due to $20.1 million of paydowns and $34.4 million of sales during the nine months ended September 30, 2000.

     Other investments Other investments consists primarily of property tax receivables and a note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996. Other investments decreased from $48.9 million at December 31, 1999 to $36.6 million at September 30, 2000. This decrease is primarily the result of the receipt of the $9.5 million annual principal payment on the note receivable from the 1996 sale of the single family mortgage operations.

     Loans held for sale Loans held for sale decreased from $232.4 million at December 31, 1999 to $12.6 million at September 30, 2000. This decrease was primarily due to the sale of $268.7 million of commercial loans held for sale. In addition, the Company sold the remaining $3.5 million of manufactured housing loans during the first quarter of 2000. These decreases were partially offset by $24.1 million of new loan fundings during the nine months ended September 30, 2000 which were primarily draws on existing multifamily construction loans.

     Non-recourse debt Collateralized bonds issued by Dynex REIT are recourse only to the assets pledged as collateral, and are otherwise non-recourse to Dynex REIT. Collateralized bonds decreased from $3.3 billion at December 31, 1999 to $3.0 billion at September 30, 2000. This decrease was primarily a result of paydowns on all collateralized bonds of $399.0 million during the nine months ended September 30, 2000. This decrease was partially offset by Dynex REIT adding $41.7 million of collateralized bonds during the second quarter of 2000. In addition, Dynex REIT sold $112.4 million of previously retained collateralized bonds during the nine months ended September 30, 2000.

     Recourse debt Recourse debt decreased to $143.4 million at September 30, 2000 from $537.1 million at December 31, 1999. This decrease was primarily due to the sale of $112.4 million of retained collateralized bonds and $268.7 million of loans, during the nine months ended September 30, 2000, which had been financed with $91.3 million of repurchase agreements and $187.4 million of notes payable, respectively. In addition, $71.2 million of fixed-rate funding notes were securitized as collateral for collateralized bonds during the second quarter of 2000. These funding notes were previously financed by $27.3 million of notes payable. Also during the nine months ended September 30, 2000, Dynex REIT paid off approximately $32.8 million of notes payable as a result of $34.0 million of paydowns on investments.

     Shareholders' equity Shareholders' equity decreased to $172.0 million at September 30, 2000 from $325.1 million at December 31, 1999. This decrease was a combined result of a $72.8 million increase in the net unrealized loss on investments available-for-sale from $48.5 million at December 31, 1999 to $121.3 million at September 30, 2000 and a net loss of $80.2 million during the nine months ended September 30, 2000.

                                                   RESULTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                  Nine Months Ended
                                                                        September 30,                      September 30,
                                                               -------------------------------------------------------------------
(amounts in thousands except per share information)                2000              1999             2000              1999
----------------------------------------------------------------------------------------------------------------------------------

Net interest margin                                              $     1,252       $    12,274      $     9,132       $   38,081
(Loss) gain on sale of investments                                      (551)            1,616          (63,345)              50
Impairment charge / writedowns                                            (6)           (8,964)         (22,122)         (13,865)
Equity in net (loss) earnings of Dynex Holding, Inc.                    (262)            1,675            1,778            1,596
General and administrative expenses                                    1,363             1,955            5,941            5,924
Net administrative fees and expenses to Dynex Holding, Inc.              210             4,297              578           15,587
Net (loss) income before preferred stock dividends                      (836)              320          (80,235)           6,153

Basic net loss per common share (1)                              $     (0.35)      $     (0.25)     $     (7.86)      $    (0.31)
Diluted net loss per common share (1)                            $     (0.35)      $     (0.25)     $     (7.86)      $    (0.31

  Dividends declared per share:
     Common                                                     $          -      $         -      $          -      $         -
     Series A and B Preferred                                              -                -                 -               1.17
     Series C Preferred                                                    -                -                 -             1.46

----------------------------------------------------------------------------------------------------------------------------------

     (1) Adjusted for the one-for-four reverse common stock split effective August 2, 1999.

     Three and Nine Months Ended September 30, 2000 Compared to Three and Nine Months Ended September 30, 1999. The decrease in net income and net income per common share during the three months ended September 30, 2000 as compared to the same period in 1999 is primarily the result of a decrease in net interest margin and a decrease in the gain on sale of investments. These decreases were partially offset by a reduction in impairment charge / writedowns and net administrative fees and expenses to Dynex Holding, Inc. The decrease in net income and net income per common share during the nine months ended September 30, 2000 as compared to the same period in 1999 is primarily the result of a decrease in net interest margin, a decrease in the gain on sale of investments and an increase in impairment charge / writedowns. These decreases were partially offset by a reduction in net administrative fees and expenses to Dynex Holding, Inc.

     Net interest margin for the nine months ended September 30, 2000 decreased to $9.1 million, or 76% below the $38.1 million for the same period for 1999. Net interest margin for the three months ended September 30, 2000 decreased to $1.3 million, or 90%, below the $12.3 million for the same period in 1999. These decreases were primarily the result of the decline in average interest-earning assets from $4.6 billion and $4.7 billion for the three and nine months ended September 30, 1999, respectively, to $3.5 billion and $3.8 billion for the three and nine months ended September 30, 2000, respectively. In addition, the average cost of funds increased to 7.65% and 7.29% for the three and nine months ended September 30, 2000, respectively, from 6.28% and 6.10% for the same periods in 1999 due to an increase in short-term interest rates. In addition, provision for losses increased to $16.1 million or 0.56% on an annualized basis of average interest-earning assets during the nine months ended September 30, 2000 compared to $10.9 million and 0.31% during the nine months ended September 30, 1999. Provision for losses increased to $5.3 million or 0.60% on an annualized basis of average interest-earnings assets during the three months ended September 30, 2000 compared to $3.3 million or 0.29% during the same period in 1999. This increase in provision for losses was a result of increasing the reserve for probable losses on various loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk.

     The net gain (loss) on sale of investments for the nine months ended September 30, 2000 decreased to a $63.3 million loss, as compared to a $0.1 million gain for the same period in 1999. This decrease is primarily the result of both realized losses of $13.9 million related to the sale of $34.4 million of securities and realized losses of $16.4 million related to the sale of $268.7 million of loans during the nine months ended September 30, 2000. In addition, as discussed in Note 10, the Company was party to various conditional bond repurchase agreements whereby the Company had the option to purchase $167,800 of such tax-exempt bonds secured by multifamily mortgage loans expiring in June. The Company did not exercise this option and the counterparty to the agreement retained $30,284 in cash collateral as settlement as provided for in the related agreements. The Company recorded a charge against earnings of $30,284 as a result. Also, Dynex REIT recorded a loss during the third quarter of 2000 relating to the automobile contracts of $0.7 million as a result of entering into a sale agreement during the third quarter of 2000 to sell these automobile contracts. The sale was completed during the fourth quarter of 2000. During the nine months ended September 30, 1999 Dynex REIT recognized losses of $3.4 million and $1.1 million related to the sale of $22.1 million of loans and $18.5 million of securities, respectively. These were partially offset by realized gains of $4.2 million in various derivative trading positions closed during the nine months ended September 30, 1999. The net (loss) gain of investments for the three months ended September 30, 2000 decreased to a $0.6 million loss, as compared to a $1.6 million gain for the same period in 1999. During the three months ended September 30, 2000, Dynex REIT recorded a loss during the third quarter of 2000 relating to the automobile contracts of $0.7 million as a result of entering into a sale agreement during the third quarter of 2000 to sell these automobile contracts. This was partially offset by gains of $0.1 million relating to the sale of real estate owned properties acquired through property tax receivables. While during the same period in 1999, Dynex REIT recognized gains of $2.7 million in various derivative trading positions closed during the third quarter of 1999 offset partially by $1.3 million of losses relating to the loans sold during the third quarter of 1999.

     Impairment charges / writedowns increased to a $22.1 million loss for the nine months ended September 30, 2000 from a $13.9 million loss for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, Dynex REIT recognized losses of $18.4 million related to the permanent impairment in the carrying value of certain securities and the accrual of losses related to contingent obligations on its off-balance sheet tax-exempt bond positions. As a result of the receipt of 100% of the outstanding stock of the AutoBond Entities in connection with the settlement of the AutoBond litigation, Dynex REIT recorded permanent impairment charges of $15.0 million to record the underlying automobile installment contracts at their current fair market value. The market value for these automobile contracts was based on management's estimate. Losses on contingent obligations were accrued related to Dynex REIT's performance obligations as "funding facility issuer" on approximately $73.6 million of tax-exempt bonds which Dynex REIT expects to settle this position during the fourth quarter of 2000 or the first quarter of 2001. Impairment charges / writedowns for the nine months ended September 30, 1999 is comprised of (i) realized losses of $2.3 million related to the writedown of $30.6 million of commercial loans, (ii) writedowns of $8.2 million related to certain securities which were sold during the fourth quarter of 1999 and (iii) realized losses of $2.7 million primarily related to the write-off of hedging positions on $64.4 million of commercial loan commitments. Impairment charges / writedowns for the three months ended September 30, 1999 is comprised of writedowns of $8.2 million related to certain securities which were sold during the fourth quarter of 1999.

     Net administrative fees and expenses to DHI decreased $4.1 million, or 95%, and $15.0 million, or 96% to $0.2 million and $0.6 million in the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. These decreases are principally a combined result of the sale of the Company's model home purchase/leaseback and manufactured housing loan production operations during the fourth quarter of 1999. All general and administrative expenses of these businesses were incurred by DHI.


     The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

   Average Balances and Effective Interest Rates

------------------------------------------------------------------------------------------------------------------------------------
                                             Three Months Ended September 30,                Nine Months Ended September 30,
                                       ----------------------------------------------- ---------------------------------------------
                                                                                       ---------------------------------------------
                                               2000                    1999                    2000                   1999
------------------------------------------------------------------------------------------------------------------------------------
                                         Average    Effective   Average     Effective   Average     Effective  Average     Effective
                                         Balance      Rate      Balance       Rate      Balance      Rate      Balance       Rate
                                       ----------------------- ------------ ---------- ------------ --------- ------------ ---------
                                                                                       ------------ --------- ------------ ---------

Interest-earning assets: (1)
   Collateral for collateralized        $3,418,086     7.99%    $3,701,882     7.51%    $3,530,831     7.81%   $3,854,857     7.34%
   bonds (2) (3)
   Securities                               12,930     9.32        226,604     6.89         69,777     6.31       247,828     6.19
   Other investments                        36,271    13.20        237,710     8.26         43,402    13.43       221,749     7.96
   Loans held for sale                      35,765     7.88        397,799     7.36        174,623     8.07       349,255     8.02
                                       ----------------------- ------------ ---------- ------------ --------- ------------ ---------
                                                                                       ------------ --------- ------------ ---------
     Total interest-earning assets     $ 3,503,052     8.05%    $4,563,995     7.60%   $ 3,818,633     7.86%  $ 4,673,68990   7.36%
                                       ======================= ============ ========== ============ ========= ============ =========
                                                                                       ============ ========= ============ =========

Interest-bearing liabilities:
   Non-recourse debt (3)                $3,101,953     7.61%    $3,219,765     6.19%    $3,193,760     7.27%   $3,424,032     6.05%
   Recourse debt - collateralized           41,878     7.54        290,282     5.70         75,223     6.97       250,861     5.57
   bonds retained
                                                                                       ------------ --------- ------------ ---------
                                       ----------------------- ------------ ---------- ------------ --------- ------------ ---------
                                         3,143,831     7.61      3,510,047     6.16      3,268,983     7.27     3,674,893     6.03
   Recourse debt secured by
   investments:
     Securities                              2,191     7.01        143,354     6.85         27,506     8.60       162,984     6.32
     Other investments                         977     9.13        179,275     6.77          6,847     6.76       164,934     6.34
     Loans held for sale                    22,727     9.25        300,644     5.81        124,025     6.36       275,613     5.41
   Recourse debt - unsecured                98,309     8.43        120,204     8.77        102,776     8.62       124,874     8.80
                                                                                       ------------ --------- ------------ ---------
                                       ----------------------- ------------ ---------- ------------ --------- ------------ ---------
     Total interest-bearing liabilities $3,268,035     7.65%    $4,253,524     6.28%    $3,530,137     7.29%   $4,403,298     6.10%
                                       ======================= ============ ========== ============ ========= ============ =========
                                                                                       ============ ========= ============ =========
Net interest spread on all investments                 0.40%                   1.32%                   0.57%                  1.26%
(3)
                                                    ==========              ==========              =========              =========
                                                                                                    =========              =========
Net yield on average interest-earning                  0.92%                   1.74%                   1.12%                  1.61%
assets (3)
                                                    ==========              ==========              =========              =========
                                                                                                    =========              =========

------------------------------------------------------------------------------------------------------------------------------------

     (1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.

     (2) Average balances exclude funds held by trustees of $698 and $1,875 for the three months ended September 30, 2000 and 1999, respectively, and $932 and $2,015 for the nine months ended September 30, 2000 and 1999, respectively.

     (3) Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses. If included, the effective rate on interest-bearing liabilities would be 8.48% and 7.00% for the three months ended September 30, 2000 and 1999, respectively, and 8.16% and 6.65% for the nine months ended September 30, 2000 and 1999, respectively, while the net yield on average interest-earning assets would be 0.14% and 1.08% for the three months ended September 30, 2000 and 1999, respectively, and 0.32% and 1.09% for the nine months ended September 30, 2000 and 1999, respectively.

     The net interest spread decreased to 0.40% and 0.57% for the three and nine months ended September 30, 2000 from 1.32% and 1.26% for the same periods in 1999. This decrease was primarily due to an increase in the average one-month LIBOR during the nine months ended September 30, 2000. This decrease in net interest spread was partially offset by a reduction in premium amortization expense, which decreased from $3.4 million and $14.0 million for the three and nine months ended September 30, 1999, respectively to $2.1 million and $6.2 million for the same periods in 2000. The overall yield on interest-earning assets increased to 8.05% and 7.86% for the three and nine months ended September 30, 2000, respectively from 7.60% and 7.36% for the three and nine months ended September 30, 1999, respectively. The cost of interest-bearing liabilities increased to 7.65% and 7.29% for the three and nine months ended September 30, 2000, respectively, from 6.28% and 6.10% for the three and nine months ended September 30, 1999, respectively.

     Individually, the net interest spread on collateral for collateralized bonds decreased 77 basis points, from 131 basis points for the nine months ended September 30, 1999 to 54 basis points for the same period in 2000. This decrease was primarily due to the increased borrowing cost during the nine months ended September 30, 2000 which was partially offset by lower premium amortization caused by decreased prepayments during the nine months ended September 30, 2000 compared to the same period in 1999. The net interest spread on securities decreased 216 basis points, from a negative 13 basis points for the nine months ended September 30, 1999 to a negative 229 basis points for the nine months ended September 30, 2000. This decrease was primarily the result of increased borrowing costs on securities due to both the increase in the average one-month LIBOR during the nine months ended September 30, 2000 as well as an increase in the interest spread on certain credit facilities during the past twelve months. The net interest spread on other investments increased 505 basis points, from 162 basis points for the nine months ended September 30, 1999, to 667 basis points for the same period in 2000, primarily due to the purchase of higher yielding property tax receivables during 1999. The net interest spread on loans held for sale decreased 90 basis points for the nine months ended September 30, 1999 from 261 basis points to 171 basis points for the nine months ended September 30, 2000, primarily as a result of the increased borrowing costs on loans due to the increase in the average one-month LIBOR during the nine months ended September 30, 2000.

Interest Income and Interest-Earning Assets

     Approximately $1.3 billion of the investment portfolio as of September 30, 2000 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 64% of the ARM loans underlying the ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 27% are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and ARM and fixed mortgage securities by type of underlying loan. This table excludes other derivative and residual securities, other securities, other investments and loans held for sale or securitization.

                                           Investment Portfolio Composition (1)
                                                      ($ in millions)

---------------------------- ------------------ ------------------ ------------------- ------------------ ------------------
                                                                     Other Indices
                              LIBOR Based ARM     CMT Based ARM     Based ARM Loans    Fixed-Rate Loans
                                   Loans              Loans                                                     Total
---------------------------- ------------------ ------------------ ------------------- ------------------ ------------------
1998, Quarter 4                $    1,644.0       $      720.4       $     195.4         $    1,704.0       $    4,263.8
1999, Quarter 1                     1,411.6              629.8             159.4              1,927.6            4,128.4
1999, Quarter 2                     1,239.2              525.4             146.9              1,872.9            3,784.4
1999, Quarter 3                     1,112.7              461.4             135.9              2,095.4            3,805.4
1999, Quarter 4                     1,048.5              430.8             121.1              2,061.5            3,661.9
2000, Quarter 1                       976.7              362.6             117.4              2,029.4            3,486.1
2000, Quarter 2                       902.5              375.8             110.8              1,998.2            3,387.3
2000, Quarter 3                       830.1              348.9             103.2              1,960.8            3,243.0
---------------------------- ------------------ ------------------ ------------------- ------------------ ------------------

     (1) Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed-rate mortgage securities.

     The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, premiums on the collateral for collateralized bonds, ARM securities, fixed-rate mortgage securities at September 30, 2000 were $32.0 million, or approximately 0.97% of the aggregate balance of collateral for collateralized bonds, ARM securities and fixed-rate securities. Of this $32.0 million, $31.5 million relates to the premium on multifamily and commercial mortgage loans that have prepayment lockouts or yield maintenance for at least seven years. Amortization expense as a percentage of principal paydowns has increased from 1.40% for the three months ended September 30, 1999 to 1.59% for the same period in 2000. The principal prepayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 22% for the three months ended September 30, 2000. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans. Excluded from this table are the Company's loans held for sale.

                                              Premium Basis and Amortization
                                                      ($ in millions)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                        Amortization
                                                                    CPR                               Expense as a % of
                                            Amortization         Annualized           Principal      Principal Paydowns
                        Net Premium           Expense               Rate               Paydowns
-------------------------------------------------------------------------------------------------------------------------
1998, Quarter 4          $     77.8         $       5.7             41%            $      502.5             1.12%
1999, Quarter 1                65.4                 5.9             38%                   402.8             1.46%
1999, Quarter 2                60.7                 4.8             30%                   338.4             1.42%
1999, Quarter 3                45.4                 3.4             28%                   239.6             1.40%
1999, Quarter 4                38.3                 2.2             20%                   165.0             1.41%
2000, Quarter 1                36.2                 2.0             18%                   122.6             1.64%
2000, Quarter 2                34.1                 2.1             18%                   131.6             1.56%
2000, Quarter 3                32.0                 2.1             22%                   134.1             1.59%
-------------------------------------------------------------------------------------------------------------------------

Credit Exposures

     The following table summarizes the aggregate principal amount of collateral for collateralized bonds and ARM and fixed-rate mortgage pass-through securities outstanding; the direct credit exposure retained by the Company on these securities (represented by the amount of overcollateralization pledged and subordinated securities owned by the Company and rated below BBB by one of the nationally recognized rating agencies), net of the credit reserves maintained by the Company for such exposure; and the actual credit losses incurred for each quarter. Credit reserves maintained by the Company and included in the table below included third-party reimbursement guarantees which totaled $29.6 million at September 30, 2000. The table excludes any risks related to representations and warranties made on loans funded by the Company and securitized in mortgage pass-through securities generally funded prior to 1995. This table also excludes any credit exposure on loans held for sale and other investments. The aggregate outstanding principal balance of these excluded investments at September 30, 2000 was $57.0 million. Net credit exposure as a percentage of the outstanding loan principal balance increased slightly from 4.32% at June 30, 2000 to 4.42% at September 30, 2000. Credit losses have increased to $6.8 million for the three months ended September 30, 2000 as compared to $5.4 million for the three months ended June 30, 2000. This increase is primarily a result of higher loss severity on manufactured housing loans due to a market saturation of manufactured housing repossessions.

                            Credit Reserves and Actual Credit Losses
                                         ($ in millions)

-----------------------------------------------------------------------------------------------------------------------------------
                      Outstanding Loan                       Credit Exposure, Net  Actual Credit   Credit Exposure, Net of Credit
                     Principal Balance     Gross Credit      of Credit Reserves        Losses       Reserves to Outstanding Loan
                                             Exposure                                                         Balance
-----------------------------------------------------------------------------------------------------------------------------------
1998, Quarter 4         $     4,389.7       $    239.6           $   164.8           $   3.8                   3.75%
1999, Quarter 1               4,340.8            243.3               168.8               4.3                   3.89%
1999, Quarter 2               3,965.6            230.4               162.8               4.6                   4.11%
1999, Quarter 3               3,949.2            265.8               201.5               5.3                   5.10%
1999, Quarter 4               3,770.3            258.5               188.6               5.5                   5.00%
2000, Quarter 1               3,731.9            264.9               152.1               4.8                   4.08%
2000, Quarter 2               3,677.3            303.9               158.9               5.4                   4.32%
2000, Quarter 3               3,503.1            302.9               154.9               6.8                   4.42%
-----------------------------------------------------------------------------------------------------------------------------------

     The following table summarizes single family mortgage loan, manufactured housing loan, funding notes and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which Dynex REIT has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding collateral balance has increased slightly to 1.96% at September 30, 2000 from 1.95% at September 30, 1999. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of September 30, 2000, management believes the credit reserves are sufficient to cover anticipated losses which may occur as a result of current delinquencies presented in the table below.

                                                Delinquency Statistics (1)

-------------------------------------------------------------------------------------------------------------------------
                                                              90 days and over delinquent
                                 60 to 90 days delinquent                 (2)                          Total
-------------------------------------------------------------------------------------------------------------------------
1998, Quarter 4                            0.25%                         2.11%                         2.36%
1999, Quarter 1                            0.45%                         2.24%                         2.69%
1999, Quarter 2                            0.30%                         1.82%                         2.12%
1999, Quarter 3                            0.23%                         1.72%                         1.95%
1999, Quarter 4                            0.27%                         1.37%                         1.64%
2000, Quarter 1                            0.26%                         1.46%                         1.72%
2000, Quarter 2                            0.34%                         1.52%                         1.86%
2000, Quarter 3                            0.35%                         1.61%                         1.96%
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

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS No. 140"). FAS No. 140 replaces the Statement of Financial Accounting Standards No. 125 "Accounting for the Transfers and Servicing of Financial Assets and
Extinguishment of Liabilities" ("FAS No. 125"). FAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosure, but it carries over most of FAS No. 125 provisions without reconsideration. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. FAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transaction and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for period ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. FAS No. 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provision is not permitted. The Company does not believe the adoption of FAS No. 140 will have a material impact on its financial statements.

                                              LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations from a variety of sources. These sources have included cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments, common stock offerings through the dividend reinvestment plan, short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of collateralized bonds). Historically, cash flow generated from the investment portfolio has satisfied its working capital needs, and the Company has had sufficient access to capital to fund its loan production operations, on both a short-term (prior to securitization) and long-term (after securitization) basis. However, market conditions since October 1998 have substantially reduced the Company's access to capital. The Company is currently unable to access additional short-term warehouse lines of credit to replace maturing lines, and is unable to efficiently access the asset-backed securities market to meet its long-term funding needs. Largely as a result of its inability to access additional capital, the Company sold its manufactured housing and model home purchase/leaseback operations in 1999, and ceased issuing new commitments in its commercial lending operations. Over the first nine months of 2000, the Company has been focused on substantially reducing both its short-term debt and capital requirements. The Company's current focus is the release of its obligations under letters of credit and the repayment of its recourse debt.

     A majority of the Company's assets are pledged to secure indebtedness incurred by Dynex REIT. Accordingly, those assets would not be available for distribution to any general creditors or the stockholders of Dynex REIT in the event of the liquidation, except to the extent that the liquidation proceeds of such assets exceeds the amount of the indebtedness they secure.

Non-recourse Debt

     Dynex REIT, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex REIT. Collateral for collateralized bonds are not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At September 30, 2000, Dynex REIT had $3.0 billion of collateralized bonds outstanding as compared to $3.3 billion at December 31, 1999.

Recourse Debt

     Secured. At September 30, 2000, Dynex REIT had two non-revolving credit facilities aggregating $199 million, comprised of (i) a $195 million non-revolving credit line agented by Chase Bank of Texas ("the Chase Facility"), expiring on October 31, 2000) from a consortium of commercial banks currently restricted to existing letters of credit for tax-exempt bonds, and (ii) a $4 million non-revolving credit line, expiring on December 15, 2000, from Residential Funding Corporation for the warehousing of model homes not included in the sale of the related business. During the third quarter of 2000, Dynex REIT sold certain commercial and multifamily loans which repaid all borrowings under the Chase Facility, and provided $22.4 million of cash collateral (in addition to the $73.6 million in TEBs and other collateral) for the $75.8 million of letters of credit issued pursuant to this facility that support Dynex REIT's remaining $73.6 million TEB position. Dynex REIT is working with several prospective buyers for its remaining tax-exempt bond position in order to release the Chase letters. No agreement for the sale of such TEB position has been reached as of the date hereof primarily as a result of the fact that most of the underlying multifamily properties are still under construction or in the lease-up phase. As of October 31, 2000, the Chase Facility has expired, and the Company and the bank group have not yet reached agreement on terms of an extension to January 31, 2000. There can be no assurance that the Company will receive such extension.

     The following table summarizes the committed credit facilities at September 30, 2000 expiring in 2000. At September 30, 2000, Dynex REIT had $0.4 million outstanding under its committed credit facilities expiring in 2000.

                                                Committed Credit Facilities
                                                   At September 30, 2000
                                                      ($ in millions)

---------------------------------------------- ----------------- ---------------- ----------------- -----------------------
                                                                     Current         Balance of     Contracted Expiration
                                                                   Outstanding        Pledged            of Facility
Collateral Type                                  Credit Limit      Borrowings        Collateral
---------------------------------------------- ----------------- ---------------- ----------------- -----------------------
Various (primarily commercial loans)           $       195.0     $-               $-                      October 31, 2000
Model homes                                              3.7              0.4            0.6             December 15, 2000
---------------------------------------------- ----------------- ---------------- ----------------- -----------------------
Total                                           $      198.7     $        0.4     $0.6
---------------------------------------------- ----------------- ---------------- ----------------- -----------------------

     Dynex REIT also uses repurchase agreements to finance a portion of its investments, which generally have maturities of thirty-days or less. Repurchase agreements allow Dynex REIT to sell investments for cash together with a simultaneous agreement to repurchase the same investments on a specified date for a price which is equal to the original sales price plus an interest component. At September 30, 2000, outstanding obligations under all recourse repurchase agreements totaled $39.7 million compared to $163.0 million at December 31, 1999. Dynex REIT has provided collateral with a current principal balance of $110.9 million to support the amount of the repurchase agreement outstanding. All of the recourse repurchase agreements are on an "overnight" or one-day basis. The following table summarizes the outstanding balances of recourse repurchase agreements by credit rating of the related assets pledged as collateral to support such repurchase agreements as of each respective quarter end. The table excludes repurchase agreements used to finance loans held for sale.

           Recourse Repurchase Agreements by Rating of Investments Financed
                                    ($ in millions)

---------------------------- --------------- -------------- --------------- --------------- --------------- ---------------
                                  AAA             AA              A              BBB          Below BBB         Total
---------------------------- --------------- -------------- --------------- --------------- --------------- ---------------
1998, Quarter 4              $    124.5      $    109.5     $     91.4      $     65.6      $        -      $     391.0
1999, Quarter 1                    86.3            63.2           64.2            57.9              -             271.6
1999, Quarter 2                    79.8            31.7           49.5            55.2              -             216.2
1999, Quarter 3                   375.0            71.6           76.1            75.6              -             598.3
1999, Quarter 4                    77.9            14.9            4.4            65.3              0.5           163.0
2000, Quarter 1                    34.9            13.8            4.4            30.2              0.4            83.7
2000, Quarter 2 (1)                26.2             4.7            -              14.7              0.4            46.0
2000, Quarter 3                    25.8             2.1            -              11.4              0.4            39.7
---------------------------- --------------- -------------- --------------- --------------- --------------- ---------------

     (1) Excludes $15.5 million of non-recourse repurchase agreements which were secured by $20.0 million of non-rated collateralized bonds.


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

     Unsecured. Since 1994, Dynex REIT has issued three series of unsecured notes payable totaling $150 million. These notes payable had an outstanding balance at September 30, 2000 of $97.3 million, all relating to senior notes due July 15, 2002 (the "2002 Notes"). The 2002 Notes contain covenants which provide for the acceleration of amounts outstanding under the 2002 Notes should Dynex REIT default under other credit agreements in excess of $10 million, and such amounts outstanding under the other credit agreements are accelerated by the respective lender. Dynex is not in breach of any covenants under the 2002 Notes.

     Total recourse debt decreased to $143.4 million at September 30, 2000 from $537.1 million at December 31, 1999. This decrease was primarily due to the sale of $112.4 million of retained collateralized bonds and $268.7 million of loans, during the nine months ended September 30, 2000, which had been financed with $91.3 million of repurchase agreements and $187.4 million of notes payable, respectively. In addition, $71.2 million of fixed-rate funding notes were securitized as collateral for collateralized bonds during the second quarter of 2000. These funding notes were previously financed by $27.3 million of notes payable. Also during the nine months ended September 30, 2000, Dynex REIT paid off approximately $32.8 million of notes payable as a result of $34.0 million of paydowns on investments.

                                            Total Recourse Debt
                                              ($ in millions)

------------------------------------------------------------------------
                                                Total Recourse Debt to
                       Total Recourse Debt              Equity
------------------------------------------------------------------------
1998, Quarter 4     $           1,032.7                  228%
1999, Quarter 1                   781.4                  173%
1999, Quarter 2                   880.0                  201%
1999, Quarter 3                 1,215.0                  285%
1999, Quarter 4                   537.1                  165%
2000, Quarter 1                   420.7                  137%
2000, Quarter 2                   244.6                  138%
2000, Quarter 3                   143.4                    83%
------------------------------------------------------------------------



                                                          Table 1
                                                   Net Balance Sheet (1)
                                                     ($ in thousands)

                                                                             September 30,         December 31,
                                                                                  2000                 1999
                                                                            -----------------    -----------------
                                                                            -----------------

ASSETS
Investments:
   Collateral for collateralized bonds                                         $  3,252,173         $  3,700,714
   Less:  Collateralized bonds issued                                            (3,125,115)          (3,498,883)
                                                                            -----------------    -----------------
                                                                            -----------------
     Net investment in collateralized bonds                                         127,058              201,831
   Collateralized bonds retained                                                     94,365              215,062
   Securities                                                                        10,542              129,331
   Other investments                                                                 36,643               48,927
   Loans held for sale                                                               12,575              232,384
                                                                            -----------------    -----------------
                                                                                    281,183              827,535

   Investment in and advances to Dynex Holding, Inc.                                  1,178                4,814
   Cash, including restricted                                                        28,690               54,433
   Accrued interest receivable                                                          573                3,651
   Other assets                                                                      21,388               19,705
                                                                            -----------------
                                                                            -----------------    -----------------
                                                                               $    333,012         $    910,138
                                                                            =================    =================
                                                                            =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Repurchase agreements                                                       $     39,672         $    163,046
   Notes payable                                                                    103,731              374,052
   Accrued interest payable                                                           1,641                6,303
   Other liabilities                                                                 15,951               41,665
                                                                            -----------------    -----------------
                                                                                    160,995              585,066
                                                                            -----------------    -----------------
                                                                            -----------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share,
     50,000,000 shares authorized:
       9.75% Cumulative Convertible Series A
         1,309,061 issued and outstanding                                            29,900               29,900
       9.55% Cumulative Convertible Series B
         1,912,434 issued and outstanding                                            44,767               44,767
       9.73% Cumulative Convertible Series C
         1,840,000 issued and outstanding                                            52,740               52,740
   Common stock, par value $.01 per share,
     100,000,000 shares authorized,
       11,446,206 and 11,444,099 issued and outstanding, respectively                   114                  114
   Additional paid-in capital                                                       351,999              351,995
   Accumulated other comprehensive loss                                            (121,331)             (48,507)
   Accumulated deficit                                                             (186,172)            (105,937)
                                                                            -----------------
                                                                            -----------------    -----------------
                                                                                    172,017              325,072
                                                                            -----------------
                                                                            -----------------    -----------------
                                                                               $    333,012         $    910,138
                                                                            =================    =================

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

     Interest Rate Fluctuations. The Company's income depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently pledged as collateral for collateralized bonds by the Company are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse debt, approximately $211 million of which is variable rate. In addition, significant amount of the investments held by the Company are variable rate collateral for collateralized bonds and adjustable-rate investments. These investments are financed through non-recourse long-term collateralized bonds and recourse short-term repurchase agreements. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have periodic interest rate caps and the related borrowing have no such interest rate caps.

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

     Significant Risks and Uncertainties.See Note 2 to the Company's financial statements.

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

     The  following   table   summarizes  the  Company's  net  interest   margin
sensitivity analysis as of September 30, 2000. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of September 30, 2000. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model uses a dynamic prepayment model that applies a Constant Prepayment Rate ranging from 5.5% to 70.1% based on the projected incentive to refinance for each loan type in any given period. While the Company's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future.

             Basis Point                % Change in Net
        Increase (Decrease) in        Interest Margin from
            Interest Rates                 Base Case
       -------------------------     -----------------------

                 +200                         (6.02)%
                 +100                         (3.02)%
                 Base                          -
                 -100                          3.02%
                 -200                          6.03%

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

     Approximately $1.3 billion of the Company's investment portfolio as of September 30, 2000 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 64% and 27% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

     Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the ARM securities and collateral for collateralized bonds relative to the rate resets on the associated borrowings and (ii) rate resets on the ARM loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As short-term interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap, cap or floor agreements. The Company had no interest rate swap, cap or floor agreements as of September 30, 2000.

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

     As part of its asset/liability management process, the Company may enter into interest rate agreements such as interest rate caps and swaps and financial futures contracts ("hedges"). These interest rate agreements are used by the Company to help mitigate the risk to the investment portfolio of fluctuations in interest rates that would ultimately impact net interest income. The Company may also utilize interest rate swaps to manage its exposure to changes in financing rates of assets and to convert floating rate borrowings to fixed rate where the associated asset financed is fixed rate. Interest rate caps and interest rate swaps that the Company uses to manage certain interest rate risks represent protection for the earnings and cash flow of the investment portfolio in adverse markets. The Company had no hedges in place as of September 30, 2000.

     Interest rate caps and interest rate swaps that the Company utilizes to manage certain interest rate risks represent protection for the earnings and cashflow of the investment portfolio in adverse markets. To date, market conditions have not been adverse such that the caps and swaps have been utilized.

     The remaining portion of the Company's investments portfolio as of September 30, 2000, approximately $2.0 billion, is comprised of loans or securities that have coupon rates that are either fixed or do not reset within the next 15 months. The Company has limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds and notes payable, and (ii) equity, which in the aggregate totals approximately $1.7 billion as of the same date. Overall, the Company's interest rate risk is related both to the rate of change in short term interest rates, and to the level of short term interest rates.

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

         Not applicable

Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                 None

         (b)  Reports on Form 8-K

     Current Report on Form 8-K as filed with the Commission on October 18, 2000, relating to the possible acquisition of the Company by California Investment Fund LLC.

     Current Report on Form 8-K as filed with the Commission on November 8, 2000, relating to the agreement and plan of merger between the Company and California Investment Fund LLC.




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




Dated:  November 14, 2000