Form 10-K
period 2000-12-31
DYNEX CAPITAL INC
filed 2001-04-06
CIK 826675

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                 FORM 10-K
(Mark One)
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                         OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                          Commission file number 1-9819

                               DYNEX CAPITAL, INC.
             (Exact name of registrant as specified in its charter)
        Virginia                                                52-1549373
(State or other jurisdiction of incorporation         (I.R.S. Employer I.D. No.)
   or organization)
4551 Cox  Road, Suite 300, Glen Allen, Virginia                   23060
(Address of principal executive offices)                        (Zip Code)
        Registrant's telephone number, including area code: (804) 217-5800

                Securities  registered pursuant to Section 12(b)of the Act:

      Title of each class             Name of each exchange on which registered
Common Stock, $.01 par value                            New York Stock Exchange

                Securities  registered pursuant to Section 12(g)of the Act:

      Title of each class              Name of each exchange on which registered
Series A 9.75%Cumulative Convertible
  Preferred Stock, $.01 par value         Nasdaq National Market
Series B 9.55% Cumulative Convertible
  Preferred Stock, $.01 par value         Nasdaq National Market
Series C 9.73% Cumulative Convertible
  Preferred Stock, $.01 par value         Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X__   No    _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 30, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11,446,206 at a closing price on The New York Stock Exchange of $1.00. Common stock outstanding as of March 30, 2001 was 11,446,206 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 2000, are incorporated by reference into
Part III.

                              DYNEX CAPITAL, INC.
                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS
                                                                            PAGE
                                     PART I

Item 1. BUSINESS........................................................       3

Item 2. PROPERTIES.....................................................       11

Item 3. LEGAL PROCEEDINGS..............................................       11

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............       12

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS................................       12

Item 6. SELECTED FINANCIAL DATA........................................       14

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................       14

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK....................................................       26

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................       27

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................       27

                         PART III

Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............       27

Item 11.EXECUTIVE COMPENSATION.........................................       28

Item 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
        OWNERS AND MANAGEMENT..........................................       28

Item 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................       28

                          PART IV

Item 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES
        AND REPORTS ON FORM 8-K........................................       28

SIGNATURES.............................................................       31

Item 1. BUSINESS

                                     GENERAL

     Dynex Capital, Inc. (the "Company") was incorporated in the Commonwealth of Virginia in 1987. The Company is a financial services company, which invests in a portfolio of securities and investments backed principally by single family mortgage loans, commercial mortgage loans and manufactured housing installment loans. These loans were funded primarily by the Company's loan production operations or purchased in bulk in the market. Historically, the Company's loan production operations have included single family mortgage lending, commercial mortgage lending and manufactured housing lending. Through its specialty finance business, the Company also has provided for the purchase and leaseback of single family model homes to builders and the purchase and management of delinquent property tax receivables. Loans funded through the Company's production operations have generally been pooled and pledged (i.e. securitized) as collateral for non-recourse bonds ("collateralized bonds"), which provides long-term financing for such loans while limiting credit, interest rate and liquidity risk. The Company sold its single family mortgage lending business in 1996 due to changes in the business environment at that time.

     Since early 1999, the Company has focused its efforts on conserving its capital base and repaying its outstanding recourse borrowings. The Company's ability to execute its fundamental business plan and strategies has been negatively impacted since the fourth quarter of 1998, when the fixed income markets were significantly disrupted by the collapse of certain foreign economies. Specifically, as a result of this disruption, investors in fixed income securities generally demanded higher yields in order to purchase securities issued by specialty finance companies and ratings agencies began imposing higher credit enhancement levels and other requirements on securitizations sponsored by specialty finance companies like Dynex. The net result of these changes in the market reduced the Company's ability to compete against larger finance companies, investment banks and depository institutions, which generally have not been penalized by investors or ratings agencies when issuing fixed income securities. In addition, access to interim lenders that provided short-term funding to support the accumulation of loans for securitization was reduced and terms of existing facilities were tightened. These lenders began to pressure the Company to sell or securitize assets to repay amounts outstanding under the various facilities. As a result of the difficult market environment for specialty finance companies, during 1999 the Company sold both its manufactured housing lending/servicing operations and model home purchase/leaseback business. Additionally, the Company began to phase-out its commercial lending operations; this phase-out was completed by the end of 2000, including the sale of the commercial loan servicing portfolio for loans that had been securitized.

     On a long-term basis, the Company believes that competitive pressures, including competing against larger companies which generally have significantly lower costs of capital and access to both short-term and long-term financing sources, will effectively keep specialty finance companies like Dynex from earning an adequate risk-adjusted return on its invested capital. As of December 31, 2000, the Company's business operations were essentially limited to the management of its investment portfolio and the active collection of its portfolio of delinquent property tax receivables. The Company currently has no loan origination operations, and for the foreseeable future does not intend to purchase loans or securities in the secondary market.

     The Company's principal source of earnings historically has been its net interest income from its investment portfolio. The Company's investment portfolio consists primarily of collateral for collateralized bonds, asset-backed securities and delinquent property tax receivables. The Company funds its investment portfolio with both borrowings and funds raised from the issuance of equity. For the portion of the investment portfolio funded with borrowings, the Company generates net interest income to the extent that there is a positive spread between the yield on the interest-earning assets and the cost of borrowed funds. The cost of the Company's borrowings may be increased or decreased by interest rate swap, cap or floor agreements. For the other portion of the investment portfolio funded with equity, net interest income is primarily a function of the yield generated from the interest-earning asset. Over the past two years, net interest margin has declined materially due to the decline in average earning assets, higher provisions for credit losses, and the increase in short-term interest rates in 2000.

     References to "Dynex REIT" herein mean the parent company and its wholly-owned subsidiaries, consolidated for financial reporting purposes, while references to the "Company" mean the parent company, its wholly-owned subsidiaries and Dynex Holding, Inc. ("DHI") and its subsidiaries, which are not consolidated for financial reporting or tax purposes. The Company's loan production and servicing activities were operated by subsidiaries of DHI. Prior to December 31, 2000, all of the outstanding non-voting preferred stock of DHI (which represented a 99% economic interest in DHI) was owned by Dynex REIT and all of the outstanding voting common stock of DHI (which represented a 1% economic interest in DHI) was owned by certain senior officers of Dynex REIT. In December 2000, certain DHI subsidiaries were sold to Dynex REIT, and DHI was liquidated pursuant to a plan of liquidation as approved by its board of directors. Up until the time of its liquidation, DHI was accounted for in the accompanying financial statements in a manner similar to the equity method.

         Dynex REIT has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes under the Internal Revenue Code of 1986, as amended, and, as such, must distribute substantially all of its taxable income to shareholders. Provided that Dynex REIT meets all of the proscribed Internal Revenue Code requirements, Dynex REIT will generally not be subject to federal income tax.

                                  Recent Events

     As stated above, since early 1999 the Company has focused on repaying its outstanding recourse borrowings. During 2000, the Company paid down on-balance sheet recourse borrowings by $403 million and off-balance sheet liabilities (such as letters of credit and conditional repurchase obligations) of $180 million. On March 26, 2001, the Company extinguished its credit facility with a consortium of commercial banks and on March 30, 2001, repurchased a net $29.5 million of its Senior Notes due July 2002 (the "July 2002 Notes") pursuant to a Purchase Agreement with a majority of the holders of the July 2002 Notes as discussed below. After this repurchase, as of March 30, 2001, the Company's outstanding recourse debt or credit obligations were $68 million of the July 2002 Notes and $29.2 million of reverse repurchase agreements. The Company believes it is in full compliance with the terms of both the July 2002 Notes and the reverse repurchase facility.

     The Company and a majority of the holders of the July 2002 Notes approved an amendment (the "Amendment") to the related indenture whereby the remaining July 2002 Notes were secured (subject to any prior security interests) by substantially all of the assets of the Company. See Note 8 in the accompanying consolidated financial statements for further information on the Amendment and the Purchase Agreement. The Amendment allows the Company to make distributions on its capital stock in an amount not to exceed the sum of (a) $26 million, (b) the cash proceeds of any "permitted subordinated indebtedness", (c) the cash proceeds of the issuance of any "qualified capital stock", and (d) any distributions required in order for the Company to maintain its REIT status.

     The Company terminated on January 26, 2001 an Agreement and Plan of Merger with California Investment Fund, LLC ("CIF"), whereby CIF was to purchase all of the equity securities of the Company for $90 million (the "Merger Agreement"). See Item 3 for further information as to the Merger Agreement. The Board of the Company continues to evaluate various courses of action to improve shareholder value given the depressed prices of the Company's preferred and common stocks, and to provide greater liquidity for such stocks. Such alternatives include, among others: (i) an outright sale of the Company to a third party; (ii) the sale to a third party of either "permitted subordinated indebtedness" or "qualified capital stock"; and (iii) one or more distributions to shareholders as permitted by the Amendment. Distributions as defined in the Amendment include dividends, redemptions, repurchases, retirement, defeasance or other acquistion. The Company expects to inform shareholders of the Company's contemplated course of action by May 31, 2001. As of March 30, 2001, the Company had unrestricted cash of approximately $21 million.

     The Company expects its first quarter results to be favorably impacted by the recent declines in short-term interest rates, the discount realized by the Company on the purchase of the $29.4 million of the July 2002 Notes, and the resolution of a matter related to the Company's prior relationship with AutoBond Acceptance Corporation ("AutoBond"). While the overall impact on earnings of these items is expected to be approximately $10 million, the Company at this time does not know whether this may be offset by provisions for credit losses or other items. However, the Company did not incur any material losses from the sale of loans or tax-exempt bond positions during the first quarter of 2001. As of March 30, 2001, the Company had completed all but approximately $4 million of its planned asset sales.


                           Business Focus and Strategy

     The Company has historically strived to create a diversified investment portfolio that in the aggregate generates stable income for the Company in a variety of interest rate environments and preserves the capital base of the Company. The Company focused on markets where it believed that it could generate investments for its portfolio at a lower cost than if these investments were purchased in the secondary market. Over the past five years, the markets that the Company has participated in have included single family mortgage lending, commercial mortgage lending, manufactured housing lending, and various specialty finance businesses, including purchase/leaseback of model homes and the purchase and collection of delinquent property tax receivables. As previously indicated, the Company has either sold or phased-out its various lending businesses, and is now primarily focused on collecting its delinquent property tax receivables, reducing its remaining recourse debt, and improving shareholder value.

     The Company has historically sought to generate growth in earnings and dividends per share in a variety of ways, including (i) adding investments to its portfolio when opportunities in the market are favorable; (ii) developing production capabilities to originate and acquire financial assets in order to create attractively priced investments for its portfolio, as well as control the underwriting and servicing of these assets; and (iii) increasing the efficiency with which the Company utilizes its equity capital over time. To increase potential returns to shareholders, the Company had employed leverage through the use of secured borrowings and repurchase agreements to fund a portion of its investment portfolio. Over the past two years, the Company's investment portfolio has declined as a result of sales and paydowns, the Company has sold or phased-out of the majority of its production operations, and has reduced leverage through the paydown of debt. Over the past two years, the Company's return on shareholders' equity has been negative.

Prior Lending Operations

     The Company generally has been a vertically integrated lender by performing the sourcing, underwriting, funding and servicing of loans to maximize efficiency and provide superior customer service. The Company generally has focused on loan products that maximize the advantages of the REIT tax election and has emphasized direct relationships with the borrower and minimized, to the extent practical, the use of origination intermediaries. The Company has historically utilized internally generated guidelines to underwrite loans for all product types and maintained centralized loan pricing, and performed the servicing function for loans on which the Company has credit exposure. As of December 31, 2000, other than the servicing of delinquent property tax receivables and the remaining loans held for sale, the Company no longer services any of its previously originated/purchased loans.

     The Company's loan funding activity during 2000 consisted of the funding of approximately $29.5 million related to multifamily loan commitments and the purchase of approximately $7.6 million of property tax receivables under a previously executed contract to purchase.

     During 1999, the Company funded $224.3 million of commercial loans consisting of $136.7 million of multifamily construction loans, $57.3 million of multifamily permanent loans and $30.3 million in other types of commercial loans. The majority of the multifamily loans consist of mortgage loans on properties that have been allocated low income housing tax credits.

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

     During 1999, the Company funded $140.8 million through its specialty finance division, consisting of $120.3 million of model homes purchase/leaseback transactions before the sale of this operation in November 1999, and $20.5 million of delinquent property tax receivable purchases. As previously mentioned, the Company purchased $7.6 million of delinquent property tax receivables in 2000.

     At December 31, 2000, the Company owned the right to call ARM and fixed-rate mortgage pass-through securities previously issued and sold by the Company once the outstanding balance of such securities reaches 10% or less of the original amount issued. These securities are expected to meet their "call thresholds" beginning in 2001. The aggregate callable balance of such securities at the time of the call is approximately $368 million, representing a total of 22 securities. The Company may or may not elect to call one or more of these securities at the time of eligibility. During 2000, four securities reached their call triggers but the Company declined to call these securities based on an analysis of the fair value of the underlying collateral.

Primary Servicing

     The Company no longer services on a primary basis any of the assets included in its investment portfolio other than loans held for sale and delinquent property tax receivables. During 1997, the Company established a servicing function in Pittsburgh, Pennsylvania, to manage the collection of the Company's delinquent property tax receivables. The Company's responsibilities as servicer include contacting property owners, collecting voluntary payments, and foreclosing, rehabilitating and selling remaining properties if collection efforts fail. During 1999, the Company also established a satellite servicing office in Cleveland, Ohio. As of December 31, 2000, the Company had a servicing portfolio with an aggregate redemptive value of $147.5 million of delinquent property tax receivables in seven states, but with the majority in Pennsylvania and Ohio.

Master Servicing

     The Company performs the function of master servicer for certain of the securities it has issued. The master servicer's function typically includes monitoring and reconciling the loan payments remitted by the servicers of the loans, determining the payments due on the securities and determining that the funds are correctly sent to a trustee or investors for each series of securities. Master servicing responsibilities also include monitoring the servicers' compliance with its servicing guidelines. As master servicer, the Company is paid a monthly fee based on the outstanding principal balance of each such loan master serviced or serviced by the Company as of the last day of each month. As of December 31, 2000, the Company master serviced $2.3 billion in securities.

Securitization

     Since late 1995, the Company's predominate securitization structure has been collateralized bonds. Generally, for accounting and tax purposes, the loans and securities financed through the issuance of collateralized bonds are treated as assets of the Company, and the collateralized bonds are treated as debt of the Company. The Company earns the net interest spread between the interest income on the securities and the interest and other expenses associated with the collateralized bond financing. The net interest spread is directly impacted by the credit performance of the underlying mortgage loans, by the level of prepayments of the underlying mortgage loans and, to the extent collateralized bond classes are variable-rate, may be affected by changes in short-term rates. The Company's investment in the collateralized bonds is typically referred to as the overcollateralization.



                              Investment Portfolio

     The core of the Company's earnings is derived from its investment portfolio. The Company's strategy for its investment portfolio has been to create a diversified portfolio of high quality assets that in the aggregate generates stable income in a variety of interest rate and prepayment environments and preserves the Company's capital base. In many instances, the investment strategy has involved not only the creation of the asset, but also structuring the related securitization or borrowing to create a stable yield profile and reduce interest rate and credit risk.

     Credit Quality. The Company has historically sought to originate high quality loans, as the Company generally retains the subordinate or first loss, non-investment grade class or classes on loans that it has securitized, generally in the form of overcollateralization on its collateralized bond security structure. On securities where the Company has retained a portion of the credit risk below the investment grade level (BBB), the Company's exposure to credit losses below the investment grade level was $253.7 million as of December 31, 2000. This credit exposure is reduced by reserves, discounts and third party guarantees of $134.5 million. Credit risk retained on the Company's investment portfolio is discussed further below.

     Composition. The following table presents the balance sheet composition of the investment portfolio at fair market value by investment type and the percentage of the total investments as of December 31, 2000 and 1999.

--------------------------------------------- ---------------------------------------------------------------
                                                                    As of December 31,
                                                           2000                            1999
                                              ------------------------------- -------------------------------
(amounts in thousands)                            Balance        % of Total       Balance        % of Total
--------------------------------------------- ----------------- ------------- ----------------- -------------

Investments:
   Collateral for collateralized bonds        $   3,042,158          97.8%     $  3,700,714          90.0%
   Securities:
     Funding Notes and Securities                         -            -             95,027           2.3
     Adjustable-rate mortgage securities              4,266           0.1            11,410           0.3
     Fixed-rate mortgage securities                   1,400           0.0             9,623           0.2
     Derivative and residual securities               3,698           0.1            11,651           0.3
   Other investments                                 44,010           1.4            48,927           1.2
   Loans held for sale                               17,376           0.6           232,384           5.7
--------------------------------------------- ----------------- ------------- ----------------- -------------

       Total investments                       $  3,112,908         100%       $  4,111,356           100%
--------------------------------------------- ----------------- ------------- ----------------- -------------

     Collateral for collateralized bonds. Collateral for collateralized bonds represents the single largest investment in the Company's portfolio. Collateral for collateralized bonds is composed primarily of securities backed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family homes, fixed-rate mortgage loans secured by multifamily residential housing properties and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title, and property tax receivables. Interest margin on the net investment in collateralized bonds (defined as the principal balance of collateral for collateralized bonds less the principal balance of the collateralized bonds outstanding) is derived primarily from the difference between (i) the cash flow generated from the collateral pledged to secure the collateralized bonds and (ii) the amounts required for payment on the collateralized bonds and related insurance and administrative expenses. Collateralized bonds are generally non-recourse to the Company. The Company's yield on its net investment in collateralized bonds is affected primarily by changes in interest rates, prepayment rates and credit losses on the underlying loans. The Company may retain for its investment portfolio certain classes of the collateralized bonds issued and pledge such classes as collateral for repurchase agreements.

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

     Fixed-rate mortgage securities. Fixed-rate mortgage securities consist of securities that have a fixed-rate of interest for specified periods of time. The Company's yields on these securities are primarily affected by changes in prepayment rates. Such yields will decline with an increase in prepayment rates and will increase with a decrease in prepayment rates. The Company generally borrows against its fixed-rate mortgage securities through the use of repurchase agreements. Additionally, the net interest margin the Company realizes on its fixed-rate mortgage securities will be subject to the spread between the yield on the fixed-rate mortgage securities and the effective interest rate on the repurchase agreements. The effective interest rates on the repurchase agreements generally reset within 30-day intervals.

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

     Loans held for sale. As of December 31, 2000, all loans are held for sale and consist principally of multifamily permanent and construction mortgage loans. Since these loans are held for sale, the loans are carried at the lower of cost or market.

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

     The Company evaluates and monitors its exposure to credit losses and has established reserves and discounts for probable credit losses based upon anticipated future losses on the loans, general economic conditions and historical trends in the portfolio. Generally the Company considers its credit exposure to include securities and overcollateralization rated below investment-grade. As of December 31, 2000, the Company's credit exposure on securities rated below investment grade or as to overcollateralization was $253.7 million. The amount of ultimate losses from this credit exposure is reduced by on-balance sheet reserves and discounts of $104.2 million, and third party guarantees of an amount up to $30.3 million. These amounts exclude investments that are not securitized and therefore are not rated. Such investments include loans held for sale which are carried at the lower of cost or market, and delinquent property tax receivables which are not securitized.

     The Company is currently engaged in a dispute with the counterparty to the $30.3 million in reimbursement guarantees. Such guarantees are payable when cumulative loss trigger levels are reached on certain of the Company's single-family mortgage loan securitizations. Currently, these trigger levels have been reached on four of the Company's securities, and the Company has made claims under the reimbursement guarantees in amounts approximating $1.2 million. The counterparty has denied payment on these claims, citing various deficiencies in loan underwriting which would render these loans and corresponding claims ineligible under the reimbursement agreements. The Company disputes this classification and is pursuing this matter through court-ordered arbitration.

     Prepayment/Interest Rate Risk. The interest rate environment may also impact the Company. For example, in a rising rate environment, the Company's net interest margin may be reduced, as the interest cost for its funding sources (collateralized bonds, repurchase agreements, and committed lines of credit) could increase more rapidly than the interest earned on the associated asset financed. The Company's funding sources are substantially based on the one-month London InterBank Offered Rate ("LIBOR") and reprice at least monthly, while the associated assets are principally six-month LIBOR or one-year Constant Maturity Treasury ("CMT") based and generally reprice every six-to-twelve months. In a declining rate environment, net interest margin may be enhanced for the opposite reasons. However, in a period of declining interest rates, loans in the investment portfolio will generally prepay more rapidly (to the extent that such loans are not prohibited from prepayment), which may result in additional amortization expense of asset premium. In a flat yield curve environment (i.e., when the spread between the yield on the one-year Treasury security and the yield on the ten-year Treasury security is less than 1.0%), single-family adjustable rate mortgage ("ARM") loans tend to rapidly prepay, causing additional amortization of asset premium. In addition, the spread between the Company's funding costs and asset yields would most likely compress, causing a further reduction in the Company's net interest margin. Lastly, the Company's investment portfolio may shrink, or proceeds returned from prepaid assets may be invested in lower yielding assets. The severity of the impact of a flat yield curve to the Company would depend on the length of time the yield curve remained flat.

     Margin Call Risk. The Company uses repurchase agreements to finance a portion of its investment portfolio. Margin call risk is the risk that the Company will be required to provide additional collateral to the counterparties of its secured recourse borrowings should the value of the asset pledged as collateral for the recourse borrowings decline. The value of the pledged security or loan is impacted by a variety of factors, including the perceived credit risk of the security or loan, the type and performance of the underlying loans in the security, current market volatility, and the general amount of liquidity in the market place for the asset financed. In instances where market volatility is high, there are credit issues on the collateral, or where overall liquidity in the market has been reduced, the Company may experience margin calls from its lenders. Depending on the Company's current liquidity position, the Company may be forced to sell assets to meet margin calls, which may result in losses. As of December 31, 2000, the Company had repurchase agreements outstanding of $35.0 million with one counterparty, and had pledged securities with an aggregate outstanding principal balance of $108.0..


                        FEDERAL INCOME TAX CONSIDERATIONS

General

     Dynex REIT believes it has complied and, intends to comply in the future, with the requirements for qualification as a REIT under the Internal Revenue Code (the Code). To the extent that Dynex REIT qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed to shareholders. DHI and its subsidiaries are not qualified REIT subsidiaries and are not consolidated with Dynex REIT for either tax or financial reporting purposes. Consequently, the taxable income and loss of DHI and its subsidiaries is subject to federal and state income taxes. Dynex REIT will include in taxable income amounts earned by DHI only when DHI remits its after-tax earnings in the form of a dividend to Dynex REIT.

     DHI was liquidated pursuant to a plan of liquidation on December 31, 2000 under Sections 331 and 336 of the Code. The liquidation of DHI resulted in the recognition of an estimated $17.5 million in capital gains for Dynex REIT, which was wholly-offset by Dynex REIT's capital loss carryforwards. Dynex REIT is in the process of finalizing its income tax return for 2000, and it currently estimates that it has a net operating loss carryforward of approximately $120 million and capital loss carryforwards of $70.9 million at December 31, 2000.

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

     Failure to satisfy certain Code requirements could cause Dynex REIT to lose its status as a REIT. If Dynex REIT failed to qualify as a REIT for any taxable year, it would be subject to federal income tax (including any applicable alternative minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders. As a result, the amount of any after-tax earnings available for distribution to shareholders would decrease substantially. While the Board of Directors intends to cause Dynex REIT to operate in a manner that will enable it to qualify as a REIT in future taxable years, there can be no certainty that such intention will be realized.

     In December 1999, with an effective date of January 1, 2001, Congress signed into law several changes to the provisions of the Code relating to REITs. The most significant of these changes relates to the reduction of the distribution requirement from 95% to 90% of taxable income and to the ability of REITs to own a 100% interest in taxable REIT subsidiaries.

Qualification of the Company as a REIT

    Qualification as a REIT requires that Dynex REIT satisfy a variety of tests relating to its income, assets, distributions and ownership. The significant tests are summarized below.

    Sources of Income. To continue qualifying as a REIT, Dynex REIT must satisfy two distinct tests with respect to the sources of its income: the "75% income test" and the "95% income test". The 75% income test requires that Dynex REIT derive at least 75% of its gross income (excluding gross income from prohibited transactions) from certain real estate-related sources. In order to satisfy the 95% income test, 95% of Dynex REIT's gross income for the taxable year must consist either of income that qualifies under the 75% income test or certain other types of passive income.

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

    Distributions. With respect to each taxable year, in order to maintain its REIT status, Dynex REIT generally must distribute to its shareholders an amount at least equal to 95% of the sum of its "REIT taxable income" (determined without regard to the deduction for dividends paid and by excluding any net capital gain) and any after-tax net income from certain types of foreclosure property minus any "excess noncash income" (the "95% distribution requirement"). The Code provides that distributions relating to a particular year may be made in the following year for purposes of the 95% distribution requirement, in certain circumstances. Dynex REIT will balance the benefit to the shareholders of making these distributions and maintaining REIT status against their impact on the liquidity of Dynex REIT. In an unlikely situation, it may benefit the shareholders if Dynex REIT retained cash to preserve liquidity and thereby lose REIT status. Effective January 1, 2001, the Code has reduced the distribution requirement from 95% of REIT taxable income to 90% of REIT taxable income.

    Ownership. In order to maintain its REIT status, Dynex REIT must not be deemed to be closely held and must have more than 100 shareholders. The closely held prohibition requires that not more than 50% of the value of Dynex REIT's outstanding shares be owned by five or fewer persons at anytime during the last half of Dynex REIT's taxable year. The more than 100 shareholders rule requires that Dynex REIT have at least 100 shareholders for 335 days of a twelve-month taxable year. In the event that Dynex REIT failed to satisfy the ownership requirements Dynex REIT would be subject to fines and required to take curative action to meet the ownership requirements in order to maintain its REIT status.

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

Taxation of Distributions by Dynex REIT

     Assuming that Dynex REIT maintains its status as a REIT, any distributions that are properly designated as "capital gain dividends" will generally be taxed to shareholders as long-term capital gains, regardless of how long a shareholder has owned his shares. Any other distributions out of Dynex REIT's current or accumulated earnings and profits will be dividends taxable as ordinary income. Distributions in excess of Dynex REIT's current or accumulated earnings and profits will be treated as tax-free returns of capital, to the extent of the shareholder's basis in his shares and, as gain from the disposition of shares, to the extent they exceed such basis. Shareholders may not include on their own tax returns any of Dynex REIT ordinary or capital losses. Distributions to shareholders attributable to "excess inclusion income"' of Dynex REIT will be characterized as excess inclusion income in the hands of the shareholders. Excess inclusion income can arise from Dynex REIT's holdings of residual interests in real estate mortgage investment conduits and in certain other types of mortgage-backed security structures created after 1991. Excess inclusion income constitutes unrelated business taxable income ("UBTI") for tax-exempt entities (including employee benefit plans and individual retirement accounts) and it may not be offset by current deductions or net operating loss carryovers. In the event that Dynex REIT's excess inclusion income is greater than its taxable income, Dynex REIT's distribution would be based on Dynex REIT's excess inclusion income. Dividends paid by Dynex REIT to organizations that generally are exempt from federal income tax under Section 501(a) of the Code should not be taxable to them as UBTI except to the extent that (i) purchase of shares of Dynex REIT was financed by "acquisition indebtedness" or (ii) such dividends constitute excess inclusion income. In 2000, Dynex REIT's excess inclusion income was an estimated $6 million, and given that Dynex REIT did not declare nor pay a dividend in 2000, in order to satisfy the 95% distribution requirements, Dynex REIT will need to distribute or have shareholders consent to such an amount by the earlier of September 15, 2001 or the date on which Dynex REIT files its federal income tax return.

Taxable Income

     Dynex REIT uses the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with GAAP. These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. Dynex REIT's estimated taxable loss for 2000, excluding capital loss carryforwards generated during the year, was $109.6 million.

                                   REGULATION

     The Company's existing consumer-related servicing activities consist of collections on the delinquent property tax receivables. The Company believes that such servicing operations are managed in compliance with the Fair Debt Collections Practices Act.

     The Company believes that it is in material compliance with all material rules and regulations to which it is subject.

                                   COMPETITION

    The Company competes with a number of institutions with greater financial resources in originating and purchasing loans. In addition, in purchasing portfolio investments and in issuing securities, the Company competes with investment banking firms, savings and loan associations, commercial banks, mortgage bankers, insurance companies and federal agencies and other entities purchasing mortgage assets, many of which have greater financial resources and a lower cost of capital than the Company.

                                    EMPLOYEES

     As of December 31, 2000, the Company had 70 employees.

Item 2.    PROPERTIES

The Company's executive and administrative offices and operations offices are both located in Glen Allen, Virginia, on properties leased by the Company which consist of 11,194 square feet. The address is 4551 Cox Road, Suite 300, Glen Allen, Virginia 23060. The lease expires in 2005. The Company also occupies space located in Cleveland, Ohio, Pittsburgh, Pennsylvania, and North Versailles, Pennsylvania. These locations consist of approximately 14,846 square feet, and the leases associated with these properties expire in 2004.

Item 3.    LEGAL PROCEEDINGS

     On February 8, 1999, AutoBond Acceptance Corporation et al ("AutoBond") commenced an action in the District Court of Travis County, Texas (250th Judicial District) against the Company alleging that the Company breached the terms of a Credit Agreement, dated June 9, 1998. The terms of the Credit Agreement provided for the purchase by the Company of funding notes collateralized by automobile installment contracts acquired by AutoBond. The Company suspended purchasing the funding notes in February 1999 on grounds that AutoBond had violated certain provisions of the Credit Agreement. On June 9, 2000, the Company settled the matter with AutoBond for a cash payment of $20.0 million. In return for the payment, the Company received a complete release of all claims against it by AutoBond, and ownership of the AutoBond subsidiaries which own the underlying automobile installment contracts. In February 2001, the Company resolved a matter related to AutoBond to the mutual satisfaction of the parties involved. In connection with the resolution of this matter, the Company received $7.5 million.

     On November 7, 2000, the Company entered into an Agreement and Plan of Merger with California Investment Fund, LLC ("CIF"), for the purchase of all of the equity securities of the Company for $90 million (the "Merger Agreement"). The Merger Agreement obligated CIF to, among other things, deliver to the Company evidence of commitments for the financing of the acquisition based upon a predetermined timeline. CIF failed to deliver such evidence of the financing commitments pursuant to the terms of the Merger Agreement. Pursuant to a letter dated December 22, 2000, the Company agreed to forebear its right to terminate the Merger Agreement and extended the timeline. In return, CIF agreed to deliver written binding financing commitments and evidence of the consent of the holders of the July 2002 Notes to the merger transaction on or before January 25, 2001. On January 25, 2001, CIF failed to meet the requirements as set forth in the Merger Agreement and the letter of December 22, 2000, and the Company terminated the Merger Agreement effective January 26, 2001 and requested that the escrow agent release to the Company the $1 million and 572,178 shares of common stock of the Company which CIF placed in escrow under the Merger Agreement (the "Escrow Amount"). On January 29, 2001, the Company filed for Declaratory Judgment in Federal District Court in the Eastern District of Virginia, Alexandria Division. CIF has filed a counterclaim and demand for jury trial and asked for damages of $45 million. The Company believes that the Agreement is clear that the maximum damages that CIF may recover from the Company is $2 million. The Company intends to defend itself vigorously against the counterclaim by CIF, and will seek the release of the Escrow Amount. The Company does not expect that the resolution of this matter will have a materially adverse effect on its financial statements.

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


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II


Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

     Dynex Capital, Inc.'s common stock is traded on the New York Stock Exchange under the trading symbol DX. The common stock was held by approximately 3,662 holders of record as of February 28, 2001. During the last two years, the high and low closing stock prices and cash dividends declared on common stock, adjusted for the two-for-one stock split effective May 5, 1997 and the one-for-four reverse stock split effective August 2, 1999, were as follows:

--------------------------------------------------------------------------------
                                                                         Cash
                                                                       Dividends
                                             High           Low         Declared
--------------------------------------------------------------------------------
2000:
   First quarter                            $ 9.56        $ 3.38        $  -
   Second quarter                             5.25          1.19           -
   Third quarter                              1.88          0.47           -
   Fourth quarter                             1.75          0.63           -

1999:
   First quarter                            $22.00        $11.00        $  -
   Second quarter                            16.00          8.25           -
   Third quarter                             13.19          5.50           -
   Fourth quarter                             8.63          6.00           -
--------------------------------------------------------------------------------

Item 6.    SELECTED FINANCIAL DATA
(amounts in thousands except share data)

------------------------------------------------------------------------------------------------------------------------------
  Years ended December 31,                                    2000           1999         1998         1997         1996
------------------------------------------------------------------------------------------------------------------------------
  Net interest margin                                     $  ( 3,146)     $  48,015     $ 66,538     $ 83,454     $ 73,750
  Net (loss) gain on sales, write-downs, and impairment      (78,516)       (96,700)     (20,346)      11,584       21,127
    charges
  Equity in net (loss) earnings of Dynex Holding, Inc.       (   680)       ( 1,923)       2,456      ( 1,109)     ( 4,309)
  Other (expense) income                                     (   428)         1,673        2,852        1,716          606
  General and administrative expenses                        ( 8,712)       ( 7,740)     ( 8,973)     ( 9,531)     ( 8,365)
  Net administrative fees and expenses to Dynex              (   381)       (16,943)     (22,379)     (12,116)     ( 9,761)
    Holding, Inc.
  Extraordinary item - loss on extinguishment of debt           -           ( 1,517)     (   571)        -            -
------------------------------------------------------------------------------------------------------------------------------
  Net (loss) income                                       $  (91,863)     $ (75,135)    $ 19,577     $ 73,998      $ 73,048
------------------------------------------------------------------------------------------------------------------------------
  Total revenue                                           $   291,160     $  350,798    $410,821     $346,859      $333,029
------------------------------------------------------------------------------------------------------------------------------
  Total expenses                                          $   383,023     $  425,933    $391,244     $272,861      $259,981
------------------------------------------------------------------------------------------------------------------------------

  (Loss) income per common share before extraordinary item:
         Basic(1)                                         $ (    9.15)    $    (7.53)   $     0.62   $     5.50   $     6.17
         Diluted (1)                                        (    9.15)         (7.53)         0.62         5.48         5.94
  Net (loss) income per common share after extraordinary item:
         Basic(1)                                         $ (    9.15)    $    (7.67)   $     0.57   $     5.50   $     6.17
         Diluted (1)                                      $ (    9.15)         (7.67)         0.57         5.48         5.94

  Dividends declared per share:
         Common (1)                                       $         -     $     -       $    3.40    $    5.42    $    4.532
         Series A Preferred                               -               1.17         2.37         2.71         2.375
         Series B Preferred                               -               1.17         2.37         2.71         2.375
         Series C Preferred                               -               1.46         2.92         2.92         0.600

----------------------------------------------------------------------------------------------------------------------------
  December 31,                                                2000         1999         1998         1997         1996
----------------------------------------------------------------------------------------------------------------------------
  Investments (3)                                           $3,112,908   $4,109,736   $4,956,665   $5,211,009   $3,918,989
  Total assets                                             3,159,596    4,192,516     5,178,848    5,367,413    3,980,820
  Non-recourse debt                                        2,856,728    3,282,378    3,665,316    3,632,079    2,149,068
  Recourse debt                                            134,168      537,098      1,032,733    1,133,536    1,294,972
  Total liabilities                                        3,002,465    3,867,444    4,726,044    4,806,504    3,477,203

  Shareholders' equity                                     157,131      325,072      452,804      560,909      503,617
  Number of common shares outstanding                      11,446,206   11,444,099   46,027,426   45,146,242   20,653,593
  Average number of common shares (1)                      11,445,236   11,483,977   11,436,599   10,757,845   10,222,395
  Book value per common share (1)                               2.07    $   16.74   $    27.75   $    37.59   $    34.60

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

                               FINANCIAL CONDITION

------------------------------------------------------ -----------------------------------------
                                                                     December 31,
(amounts in thousands except per share data)                  2000                 1999
------------------------------------------------------ -------------------- --------------------

Investments:
   Collateral for collateralized bonds                   $    3,042,158       $    3,700,714
   Securities                                                     9,364              129,331
   Other investments                                             44,010               48,927
   Loans held for sale or securitization                         17,376              232,384

Non-recourse debt                                             2,856,728            3,282,378
Recourse debt                                                   134,168              537,098

Shareholders' equity                                            157,131              325,072

Book value per common share                                        2.07                16.74
------------------------------------------------------ -------------------- --------------------

Collateral for Collateralized Bonds
     Collateral for collateralized bonds consists primarily of securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title and delinquent property tax receivables. As of December 31, 2000, the Company had 23 series of collateralized bonds outstanding. Collateral for collateralized bonds are considered available for sale, and are therefore carried at estimated fair value. The collateral for collateralized bonds decreased to $3.0 billion at December 31, 2000 compared to $3.7 billion at December 31, 1999. This decrease of $0.7 billion is primarily the result of paydowns on collateral and in an increase in the unrealized loss.

Securities
     Securities at December 31, 2000 consist primarily of adjustable-rate and fixed-rate mortgage-backed securities. Securities also include derivative and residual securities. Securities at December 31, 1999 include the aforementioned securities as well as fixed-rate "funding notes and securities" secured by automobile installment contracts. Derivative securities are classes of collateralized bonds, mortgage pass-through certificates or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses. Securities decreased to $9.4 million at December 31, 2000 compared to $127.7 million at December 31, 1999 primarily as a result of the sale of such securities, which were sold in order to repay recourse debt.

Other Investments
     Other investments consist primarily of delinquent property tax receivables and a note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996. Other investments decreased to $44.0 million at December 31, 2000 from $48.9 million at December 31, 1999. This decrease of $4.9 million was primarily the result of paydown on the note receivable of $13.9 million, partially offset by the purchase of additional delinquent property tax receivables of $ 7.6 million in 2000.

Loans Held for Sale
     Loans held for sale or securitization decreased from $232.4 million at December 31, 1999 to $17.4 million at December 31, 2000 principally due to sales in 2000. The proceeds from the sales of loans were used to repay associated recourse debt outstanding.

Non-recourse Debt
     Collateralized bonds issued by the Company are recourse only to the assets pledged as collateral, and are otherwise non-recourse to the Company. Collateralized bonds decreased to $2.9 billion at December 31, 2000 from $3.3 billion at December 31, 1999. This decrease was primarily a result of principal paydowns made during the year, from the principal payments received from the associated collateral for collateralized bonds.

Recourse Debt
     Recourse debt decreased from $537.1 million at December 31, 1999 to $134.2 million at December 31, 2000. At December 31, 1999, the Company was in violation of certain covenants on a substantial portion of its recourse debt, and during 2000, the Company focused its efforts on the repayment of such debt, primarily from sales of associated assets pledged to secure such recourse debt. During 2000, the Company repaid a net $261.2 million of warehouse financing, $128.1 million of repurchase agreement financing, and $13.6 million of unsecured senior note financing. In addition, during 2000 the Company reduced its obligations under letters of credit and conditional bond repurchase agreements by $180 million.

Shareholders' Equity
     Shareholders' equity decreased to $157.1 million at December 31, 2000 from $325.1 million at December 31, 1999. This decrease was a combined result of a $76.1 million increase in the net unrealized loss on investments available for sale from $48.5 million at December 31, 1999 to $124.6 million at December 31, 2000, and a net loss of $91.9 million during the year.

                              RESULTS OF OPERATIONS

----------------------------------------------------------------- --------------------------------------------------
                                                                           For the Year Ended December 31,
(amounts in thousands except per share information)                    2000             1999             1998
----------------------------------------------------------------- ---------------- --------------- -----------------

Net interest margin before provision for losses                     $     31,487     $     64,169    $     72,959
Provision for losses                                                     (34,633)         (16,154)         (6,421)
Net interest margin                                                       (3,146)          48,015          66,538
Net loss on sales, write-downs and impairment charges:
   Related to commercial production operations                           (50,940)         (59,962)              -
   Related to sales of investments and trading activities                (15,872)         (12,682)         (2,714)
   Related to AutoBond and AutoBond securities                           (11,012)         (31,732)        (17,632)
   Related to sale of loan production operations                            (228)           7,676               -
   Other                                                                    (892)               -               -
Equity in (losses) earnings of DHI                                          (680)          (1,923)          2,456
General and administrative expenses                                       (8,712)          (7,740)         (8,973)
Net administrative fees and expenses to DHI                                 (381)         (16,943)        (22,379)
Net income (loss) before preferred stock dividends                       (91,863)         (75,135)         19,577

Basic net income (loss) per common share(1)                       $       (9.15)   $       (7.53)  $        0.62
Diluted net income (loss) per common share(1)                     $       (9.15)   $       (7.67)  $        0.57

Dividends declared per share:
   Common(1)                                                      $           -    $           -          $3.40
   Series A  and B Preferred                                                  -             1.17           2.37
   Series C Preferred                                                         -             1.46           2.92
----------------------------------------------------------------- ---------------- --------------- -----------------

 (1)  Adjusted for both the  two-for-one  common stock split effective
      May 5, 1997 and the one-for-four reverse common stock split effective August 2, 1999.


2000 Compared to 1999. The decrease in net income and net income per common share during 2000 as compared to 1999 is primarily the result of a decrease in net interest margin, which is partially offset by (a) a decrease in net loss on sales, (b) impairment charges and write-downs, and (c) decreases in general and administrative expenses and net administrative fees and expenses to DHI.

     Net interest margin before provision for losses for the year ended December 31, 2000 decreased $32.7 million, or 51% to $31.5 million, from $64.2 million for the same period for 1999. The decrease in net interest margin was primarily the result of the decline in average interest-earning assets from $4.6 billion in 1999, to $3.7 billion in 2000. In addition, the average cost of funds of the Company increased to 7.35% in 2000 from 6.21% in 1999 due to an overall market increase in short-term interest rates, and to a lesser extent, fees paid and rate increases associated with the Company's recourse borrowings.

     Provision for losses increased to $34.6 million in 2000, or 0.93% of average interest earning assets, from $16.1 million or 0.35% during 1999. The provision for losses increased as a result of an overall increase in credit risk retained from securities issued by the Company (principally for securities issued in the latter portion of 1999), and a charge of $13.3 million in the fourth quarter of 2000 due to the underperformance of the Company's securitized manufactured housing loan portfolio. The Company has seen the loss severity on manufactured housing loans increase dramatically since the end of the third quarter of 2000 as a result of the saturation in the market place with both new and used (repossessed) manufactured housing units. In addition, the Company has seen some increase in overall default rates on its manufactured housing loans. The Company anticipates that market conditions for manufactured housing loans will remain unfavorable through 2001.

     Net loss on sales, impairment charges and write-downs decreased from an aggregated net loss of $96.7 million in 1999, to $78.5 million in 2000. During 2000, the Company incurred losses related to the phasing-out of its commercial production operations, including the sales of substantially all of the Company's remaining commercial and multifamily loan positions. In addition, as discussed in Note 13 to the accompanying financial statements, the Company was party to various conditional bond repurchase agreements whereby the Company had the option to purchase $167.8 million of tax-exempt bonds secured by multifamily mortgage loans which expired in June 2000. The Company did not exercise this option, as it did not have the ability to finance this purchase, and the counterparty to the agreement retained $30.3 million in cash collateral as settlement as provided for in the related agreements. The Company recorded a charge against earnings of $30.3 million in 2000 as a result.

     During 2000, as discussed in Note 16 to the accompanying financial statements, the Company settled the outstanding litigation with AutoBond for $20 million. The Company had accrued a reserve as of December 31, 1999, for $27 million related to the litigation, and reversed $5.6 million of this reserve in 2000 as a result of the settlement. In June 2000, the Company recorded permanent impairment charges of $16.6 million on AutoBond related securities. During the fourth quarter 2000, the Company completed the sale of substantially all of the remaining outstanding securities and loans related to AutoBond. At December 31, 2000, the Company has automobile installment contracts of $1.6 million remaining.

     Also during 2000, the Company recorded impairment charges and loss on sales of securities aggregating $8.5 million, relating to the write-down of basis and then the sale of $33.9 million of securities. Such securities were sold in order for the Company to pay-down its recourse debt outstanding. As a result of the sale of securities, the Company either sold or terminated related derivative hedge positions at an aggregate net loss of $7.3 million. During 1999, the Company had gains of $4.2 million related to various derivative trading positions opened and closed during 1999. The Company had no such gains in 2000.

     Net administrative fees and expenses to DHI decreased $16.5 million, or 98%, to $0.4 million for the year ended December 31, 2000 as compared to the same period in 1999. These decreases are principally a combined result of the sale of the Company's model home purchase/leaseback and manufactured housing loan production operations during 1999. All general and administrative expenses of these businesses were incurred by DHI.

1999 Compared to 1998. The decrease in net income and net income per common share during 1999 as compared to 1998 is primarily the result of (i) a decrease in net interest margin (ii) an increase in the loss on sale of investments and trading activities and (iii) write-downs associated with the commercial loan production operations. These decreases were partially offset by the reduction in general and administrative expenses and net administrative fees and expenses to DHI and the gain on the sale of the model home purchase/leaseback and the manufactured housing lending operations in 1999.

     Net interest margin for the year ended December 31, 1999 decreased to $48.0 million, or 27.8%, versus net interest margin of $66.5 million for the same period in 1998. This decrease in net interest margin was primarily the result of the decline in average interest-earning assets from $5.4 billion for the year ended December 31, 1998 to $4.6 billion for the year ended December 31, 1999. In addition, provision for losses increased to $16.2 million or 0.35% on an annualized basis of interest-earning assets during the year ended December 31, 1999, compared to $6.4 million and 0.12% during the same period in 1998. This increase in provision for losses was a result of increasing the reserve for probable losses on the various loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk.

     During 1999, Dynex REIT recorded a loss of $31.6 million related to the writedown of $261.9 million of multifamily and commercial loans held for sale at December 31, 1999. In addition, the Company realized losses of $28.4 million, which were primarily related to the write-off of previously deferred hedging costs on $255.6 million of multifamily and commercial loan commitments which expired and were not extended by the Company during the fourth quarter of 1999 or the first quarter of 2000. These costs were related to now-closed options and futures positions entered into by the Company in 1998 and 1999.

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

     Net administrative fees and expenses to DHI decreased $5.5 million, or 24.3%, to $16.9 million in the year ended December 31, 1999. This decrease is primarily the result of decreased origination volume of the Company's commercial loan production operations and the sale of the Company's model home purchase/leaseback and manufactured housing loan production operations during 1999.

     The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                  Average Balances and Effective Interest Rates

------------------------------------------- --------------------------------------------------------------------------------
(amounts in thousands)                                                  Year ended December 31,
------------------------------------------- --------------------------------------------------------------------------------
                                                      2000                       1999                       1998
                                               Average     Effective      Average     Effective      Average     Effective
                                               Balance        Rate        Balance        Rate        Balance        Rate
------------------------------------------- -------------- ----------- -------------- ----------- -------------- -----------

Interest-earning assets (1):
   Collateral for collateralized bonds      $     3,460,973     7.84%   $ 3,828,007        7.43%   $ 4,094,030       7.43%
   (2) (3)
   Securities                                     55,425        6.49        226,908        6.27        565,625       7.62
   Other investments                              42,188       13.03        202,111        8.50        196,759       8.17
   Loans held for sale                           134,672        7.99        329,507        7.97        546,272       8.14
                                            -------------- ----------- -------------- ----------- -------------- -----------
                                            -------------- ----------- -------------- ----------- -------------- -----------
     Total interest-earning assets           $ 3,693,258        7.89%   $ 4,586,533        7.46%   $ 5,402,686       7.54%
                                            ============== =========== ============== =========== ============== ===========
                                            ============== =========== ============== =========== ============== ===========

Interest-bearing liabilities:
   Non-recourse debt (3)                    $    3,132,550      7.34%   $ 3,363,095        6.18%   $ 3,544,898       6.41%
   Recourse debt - collateralized bonds           65,651        7.13        271,919        5.71        523,208       5.90
   retained
                                            -------------- ----------- -------------- ----------- -------------- -----------
                                               3,198,201        7.33      3,635,014        6.14      4,068,106       6.34
   Recourse debt secured by investments:
     Securities                                   21,156        8.55        143,392        6.51        422,164       5.91
     Other investments                             5,163        6.75        145,808        6.49        108,361       6.83
     Loans held for sale                          93,620        6.35        259,061        5.50        415,778       5.57
   Recourse debt - unsecured                     101,242        8.54        121,743        8.78        143,378       8.97
                                            -------------- ----------- -------------- ----------- -------------- -----------
       Total interest-bearing liabilities    $ 3,419,382        7.35%   $ 4,305,018        6.21%   $ 5,157,787       6.34%
                                            ============== =========== ============== =========== ============== ===========
                                            ============== =========== ============== =========== ============== ===========

Net interest spread on all investments (3)                      0.54%                      1.25%                     1.20%
                                                           ===========                ===========                ===========
                                                           ===========                ===========                ===========

Net yield on average interest-earning                           1.08%                      1.63%                     1.49%
assets
                                                           ===========                ===========                ===========
                                                           ===========                ===========                ===========

------------------------------------------- -------------- ----------- -------------- ----------- -------------- -----------

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to record available for sale securities at fair value.
(2) Average balances exclude funds held by trustees of $862 , $1,844, and $3,189 for the years ended December 31, 2000, 1999, and 1998, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses.

2000 compared to 1999. The net interest spread for the year ended December 31, 2000 decreased to 0.54%, from 1.25% for the year ended December 31, 1999. This decrease was primarily due to the increased cost of interest-bearing liabilities as the result of overall increases in short-term rates between the years. A substantial portion of the Company's interest-bearing liabilities reprice monthly, and are indexed to one-month LIBOR, which on average increased to 6.41% for 2000, versus 5.25% for 1999. This increase in one-month LIBOR accounts for a substantial portion of the overall increase in the cost of interest-bearing liabilities. The Company also experienced overall increases in borrowing costs on its recourse debt as a result of extension fees, covenant violations and other related issues during 2000. The overall yield on interest-earnings assets, increased to 7.89% for the year ended December 31, 2000 from 7.46% for the same period in 1999, benefited from the rising-rate environment, but lagging relative to the Company's liabilities.

         Individually, the net interest spread on collateral for collateralized bonds decreased 78 basis points, from 129 basis points for the year ended December 31, 1999 to 51 basis points for the same period in 2000. This decrease was largely due to the effect of the increase in short-term rates during the year. The net interest spread on securities decreased to a negative 206 basis points for the year ended December 31, 2000, from a negative 24 basis points for the year ended December 31, 1999. This decrease was primarily the result of increased borrowing costs on securities due to both the increase in the average one-month LIBOR during the nine months ended September 30, 2000 as well as an increase in the interest spread on certain credit facilities during the past twelve months. The net interest spread on other investments increased 427 basis points, from 201 basis points for the year ended December 31, 1999, to 628 basis points for the same period in 2000, primarily due to the sale or paydown of lower yielding investments, leaving principally the higher yielding delinquent property tax receivables. The net interest spread on loans held for sale decreased 83 basis points for the year ended December 31, 1999 from 247 basis points to 164 basis points for the year ended December 31, 2000, primarily as a result of increased borrowing costs due to (a) the increase in the average one-month LIBOR during 2000, (b) increases in the interest spread on certain credit facilities, (c) higher fees as a result of violation of certain covenants under certain of these facilities in 2000, and (d) fees for extensions of these facilities to provide additional time for the Company to sell the related collateral, principally loans held for sale and funding notes and securities.

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

         Individually, the net interest spread on collateral for collateralized bonds increased 20 basis points, from 109 basis points for the year ended December 31, 1998 to 129 basis points for the same period in 1999. This increase was primarily due to lower premium amortization caused by decreased prepayments during the year ended December 31, 1999 compared to the same period in 1998. The net interest spread on securities decreased 195 basis points, from 171 basis points for the year ended December 31, 1998 to a negative 24 basis points for the year ended December 31, 1999. This decrease was primarily the result of a 150 basis point increase during 1999 of the interest spread on the notes payable secured by the funding notes, and the sale of certain higher coupon collateral during the third quarter of 1998. In addition, several of the Company's residual ARM trusts were placed on non-accrual status during the third quarter of 1998. The net interest spread on other investments increased 67 basis points, from 134 basis points for the year ended December 31, 1998 to 201 basis points for the same period in 1999, primarily due to the purchase of higher yielding property tax receivables during 1999. The net interest spread on loans held for sale or securitization decreased 10 basis points, from 257 basis points for the year ended December 31, 1998, to 247 basis points for the same period in 1999. This decrease is primarily attributable to the funding of lower coupon collateral during 1999.

     The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

--------------------------------------------------------------------------------------------------------------------
                                                     2000 to 1999                         1999 to 1998

--------------------------------------------------------------------------------------------------------------------
                                             Rate       Volume       Total        Rate       Volume       Total
--------------------------------------------------------------------------------------------------------------------

  Collateral for collateralized bonds      $  15,228   $ (28,234)  $ (13,006)   $     245   $ (19,769)  $ (19,524)
  Securities                              474         (11,107)    (10,633)     (6,582)     (22,280)    (28,862)
  Other investments                       6,239       (17,923)    (11,684)     667         444         1,111
  Loans held for sale or securitization   65          (15,575)    (15,510)     (870)       (17,303)    (18,173)
--------------------------------------------------------------------------------------------------------------------

  Total interest income                   22,006      (72,839)    (50,833)     (6,540)     (58,908)    (65,448)
--------------------------------------------------------------------------------------------------------------------

  Non-recourse debt                       37,000      (14,958)    22,042       (7,905)     (11,401)    (19,306)
  Recourse debt - collateralized bonds    3,130       (13,986)    (10,856)     (939)       (14,386)    (15,325)
  retained
--------------------------------------------------------------------------------------------------------------------
    Total collateralized bonds            40,130      (28,944)    11,186       (8,844)     (25,787)    (34,631)
  Recourse debt secured by investments:
    Securities                            2,253       (9,881)     (7,628)      2,322       (18,174)    (15,852)
    Other investments                     358         (9,602)     (9,244)      (391)       2,481       2,090
    Loans held for sale or securitization 1,952       (10,368)    (8,416)      (281)       (8,739)     (9,020)
  Recourse debt - unsecured               (287)       (1,758)     (2,045)      (267)       (1,905)     (2,172)
--------------------------------------------------------------------------------------------------------------------

  Total interest expense                      44,406     (60,553)    (16,147)      (7,461)    (52,124)    (59,585)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

  Net margin on portfolio                  $ (22,400)  $ (12,286)  $ (34,686)   $     921   $  (6,784)  $  (5,863)
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

Interest Income and Interest-Earning Assets

     Approximately $1.17 billion of the investment portfolio as of December 31, 2000, or 38%, is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 64% of the ARM loans underlying the ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 27% are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and ARM and fixed mortgage securities by type of underlying loan as of December 31, 2000 and December 31, 1999. The percentage of fixed-rate loans to all loans increased from 56% at December 31, 1999, to 62% at December 31, 2000, as most of the prepayments in the Company's investment portfolio have occurred in the single-family ARM portion. The table below excludes various investments in the Company's portfolio, including securities such as derivative and residual securities and other securities, and non-securitized investments including other investments and loans held for sale. Most of these excluded investments would be considered fixed-rate, and amounted to approximately $66.9 million at December 31, 2000.

                      Investment Portfolio Composition (1)
                                  ($ in millions)

-------------------------------- ------------------ -------------------- --------------------- --------------- ---------------
                                                                         Other Indices Based
                                  LIBOR Based ARM   CMT Based ARM Loans       ARM Loans          Fixed-Rate
December 31,                           Loans                                                       Loans           Total
-------------------------------- ------------------ -------------------- --------------------- --------------- ---------------

1999                             $  1,048.5           $      430.8         $     121.1         $      2,061.5  $      3,661.9
2000                                  758.6                  309.9                97.4                1,926.3         3,092.2
-------------------------------- ------------------ -------------------- --------------------- --------------- ---------------

     (1) Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed securities.

     The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, premiums on the collateral for collateralized bonds, ARM securities and fixed-rate securities at December 31, 2000 were $30.1 million, or approximately 0.96% of the aggregate balance of the related investments. Approximately $30.5 million of this premium basis relates to multifamily and commercial mortgage loans, with a principal balance of $817.4 million at December 31, 2000, and that have prepayment lockouts or yield maintenance provisions for at least seven years. Amortization expense as a percentage of principal paydowns has increased to 1.55% for the year ended December 31, 2000 from 1.42% in 1999 as the Company experienced higher prepayment activity during 2000 on its securitized single-family loan portfolio which it owns above par. The amortization expense as a percentage of principal paydowns increased from 1.24% for the year ended December 31, 1998 to 1.42% for the same period in 1999 primarily due to the addition of premium at the very end of 1998 from the securitization of approximately $434 million of multifamily and commercial loans. The principal repayment rate (indicated in the table below as "CPR Annualized Rate") was 19.8% for the year ended December 31, 2000. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans. Excluded from this table are loans held for sale, which are carried at the lower of cost or market as of December 31, 2000 and 1999.

                       Net Premium Basis and Amortization
                                ($ in millions)

-----------------------------------------------------------------------------------------------------
                                                                                      Amortization
                          Net                       CPR Annualized                   Expense as a %
                       Remaining    Amortization         Rate          Principal      of Principal
                        Premium        Expense                          Paydowns        Paydowns
-----------------------------------------------------------------------------------------------------

1998                    $ 77.8         $ 27.5            41%           $ 2,215.2          1.24%
1999                       38.3            16.3          20%               1,145.8        1.42%
2000                       30.1             8.1          20%                  523.0       1.55%
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

     The Company is currently engaged in a dispute with the counterparty to the $30.3 million in reimbursement guarantees. Such guarantees are payable when cumulative loss trigger levels are reached on certain of the Company's single-family mortgage loan securitizations. Currently, these trigger levels have been reached on four of the Company's securities, and the Company has made claims under the reimbursement guarantees in amounts approximating $1.2 million. The counterparty has denied payment on these claims, citing various deficiencies in loan underwriting which would render these loans and corresponding claims ineligible under the reimbursement agreements. The Company disputes this classification and is pursuing this matter through court-ordered arbitration.

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)

---------------------------------------------------------------------------------------------------------
                                          Credit Exposure,                    Credit Exposure, Net of
                      Outstanding Loan           Net         Actual Credit       Credit Reserves to
                     Principal Balance   of Credit Reserves      Losses       Outstanding Loan Balance
---------------------------------------------------------------------------------------------------------

1998                      $  4,389.7            $  159.7       $  20.3                 3.64%
1999                         3,770.3               183.2          19.7                 4.86%
2000                         3,245.3               119.1          26.6                 3.67%
---------------------------------------------------------------------------------------------------------


     The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which Dynex has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding collateral increased to 1.96% at December 31, 2000, from 1.64% at December 31, 1999, primarily from increasing delinquencies in the Company's manufactured housing loan portfolio. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of December 31, 2000, management believes the level of credit reserves are sufficient to cover any losses which may occur as a result of current delinquencies presented in the table below.

                             Delinquency Statistics

-----------------------------------------------------------------------------------------------------
                       60 to 89 days delinquent      90 days and over
December 31,                                          delinquent (2)                 Total
-----------------------------------------------------------------------------------------------------
1998 (1)                        0.25%                     2.11%                      2.36%
1999 (1)                        0.27%                     1.37%                      1.64%
2000                            0.37%                     1.59%                      1.96%
-----------------------------------------------------------------------------------------------------

(1)      Excludes funding notes and securities.
(2)      Includes foreclosures, repossessions and REO.


Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. FAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under FAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt FAS No. 133 effective January 1, 2001. Management does not expect the adoption of FAS No. 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.


     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS No. 140"). FAS No. 140 replaces the Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and
Extinguishment of Liabilities" ("FAS No. 125"). FAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosure, but it carries over most of FAS No. 125 provisions without reconsideration. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. FAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. FAS No. 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provision is not permitted. The Company does not believe the adoption of FAS No. 140 will have a material impact on its financial statements.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations from a variety of sources. These sources have included cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments, common stock offerings through the dividend reinvestment plan, short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of collateralized bonds). Historically, cash flow generated from the investment portfolio has satisfied its working capital needs, and the Company has had sufficient access to capital to fund its loan production operations, on both a short-term (prior to securitization) and long-term (after securitization) basis. However, market conditions since October 1998 have substantially reduced the Company's access to capital. The Company is currently unable to access short-term warehouse lines of credit, and is unable to efficiently access the asset-backed securities market to meet its long-term funding needs. Largely as a result of its inability to access additional capital, the Company sold its manufactured housing and model home purchase/leaseback operations in 1999, and ceased issuing new commitments in its commercial lending operations. For all of 2000, the Company was focused on substantially reducing both its short-term debt and capital requirements, generally through the sale of assets.

     During 2000, the Company reduced its recourse debt by approximately $403.0 million, from $537.1 million at December 31, 1999 to $134.1 million at December 31, 2000. Recourse debt was reduced primarily through the sale of various assets of the Company. As of March 30, 2001, the Company has fully satisfied all of its warehouse facility obligations, has been or was released from all obligations under letters of credit or conditional bond repurchase obligations, and had reduced its repurchase agreement borrowings to $29.2 million.

Non-recourse Debt

     Dynex REIT, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex REIT. Collateral for collateralized bonds are not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At December 31, 2000, Dynex REIT had $2.9 billion of collateralized bonds outstanding.

Recourse Debt

Secured. At December 31, 2000, the Company had a secured non-revolving credit facility under which $66.8 million of letters of credit to support tax-exempt bonds were outstanding. These letters of credit were secured, in part, by $22.3 million in cash held in escrow. These letters of credit were released during the first quarter of 2001 as a result of the purchase, sale or transfer of the underlying tax-exempt bonds, and the facility was extinguished.

     The Company also uses repurchase agreements to finance a portion of its investments, which generally have maturities of thirty-days or less. Repurchase agreements allow the Company to sell investments for cash together with a simultaneous agreement to repurchase the same investments on a specified date for a price  which  is  equal  to the  original  sales  price  plus an  interest component. At December 31, 2000, the Company had repurchase agreements outstanding of $35.0 million, all with Lehman Brothers, Inc. These repurchase agreements remain on an "overnight" or one-day basis, and were secured by securities with an unpaid principal balance of approximately $108.0 million, and a fair value of approximately $94.5 million. The majority of these securities are rated investment grade.

     Increases in short-term interest rates, long-term interest rates or market risk could negatively impact the valuation of securities and may limit the Company's borrowing ability or cause various lenders to initiate margin calls for securities financed using repurchase agreements. Additionally, certain investments are classes of securities rated AA, A or BBB that are subordinated to other classes from the same series of securities. Such subordinated classes may have less liquidity than securities that are not subordinated and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying loans or receivables. In instances of a downgrade of an insurer or the deterioration of the credit quality of the underlying collateral, the Company may be required to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses.

     Unsecured. As of December 31, 2000, the Company has $97.25 million outstanding of its Senior Unsecured Notes issued in July 1997 and due July 15, 2002 (the "July 2002 Notes"). On March 30, 2001, the Company entered into an amendment to the related indenture governing the July 2002 Notes whereby the Company pledged to the Trustee of the July 2002 Notes substantially all of the Company's unencumbered assets and the stock of its subsidiaries. In consideration of this pledge, the indenture was further amended to provide for the release of the Company from certain covenant restrictions in the indenture, and specifically provided for the Company's ability to make distributions on its capital stock in an amount not to exceed the sum of (a) $26 million, (b) the cash proceeds of any "permitted subordinated indebtedness", (c) the cash proceeds of the issuance of any "qualified capital stock", and (d) any distributions required in order for the Company to maintain its REIT status. In addition, the Company entered into a Purchase Agreement with holders of 50.1% of the 2002 Notes which require the purchase by the Company of such securities at various discounts based on a computation of available cash. On March 30, 2001, the Company retired an additional $29.5 million of the July 2002 Notes for $26.5 million in cash under the Purchase Agreement. The discounts provided for under the Purchase Agreement are as follows: by April 15, 2001, 10%; by July 15, 2001, 8%; by October 15, 2001, 6%; by January 15, 2002, 4%; by March 1, 2002, 2%;
thereafter until maturity, 0%.

     The table below sets forth the recourse debt and recourse debt to equity of the Company as of December 31, 2000, 1999, and 1998. Total recourse debt decreased from $1.0 billion for December 31, 1998 to $0.5 billion for December 31, 1999 and $0.13 billion in 2000. These decreases are the result of the Company's efforts since the end of 1998 to reduce its exposure to recourse debt through the securitization or sale of assets. Recourse debt as a percentage of equity also declined as a result of pay-downs on recourse debt, offset partially by the Company's declining equity base due to the increase in accumulated other comprehensive losses and operating losses in 2000.

                               Total Recourse Debt
                                 ($ in millions)

---------------------------------------------------------------------------------
                                                        Total Recourse Debt to
December 31,                   Total Recourse Debt              Equity
---------------------------------------------------------------------------------

1998                                   $1,032.7                    228%
1999                                      537.1                    165%
2000                                      134.2                     85%
---------------------------------------------------------------------------------

Summary of Selected Quarterly Results (unaudited)
(amounts in thousands except share data)

------------------------------------------------------ ---------------- ---------------- --------------- ----------------
                                                           First        Second Quarter   Third Quarter   Fourth Quarter
Year ended December 31, 2000                              Quarter
------------------------------------------------------ ---------------- ---------------- --------------- ----------------

Operating results:
   Total revenues                                        $     79,214     $     75,850     $     70,789    $     64,879
   Net interest margin                                          5,979            1,901            1,252         (12,278)
   Net loss                                                   (10,704)         (68,695)            (836)        (11,629)
   Basic net loss per common share                             (1.22)           (6.28)            (.35)           (1.30)
   Diluted net loss per common share                           (1.22)           (6.28)            (.35)           (1.30)
   Cash dividends declared per common share                         -               -                -                -
------------------------------------------------------ ---------------- ---------------- --------------- ----------------

Average interest-earning assets                             4,084,732        3,868,116        3,503,052       3,317,136
Average borrowed funds                                      3,758,559        3,563,818        3,268,035       3,087,114
------------------------------------------------------ ---------------- ---------------- --------------- ----------------

Net interest spread on interest-earning assets                  0.83%            0.46%            0.4%            0.42%
Average asset yield                                             7.75%            7.81%           8.05%            7.98%
Net yield on average interest-earning assets (1)                1.38%            1.04%           0.92%            0.94%
Cost of funds                                                   6.93%            7.35%           7.65%            7.56%
------------------------------------------------------ ---------------- ---------------- --------------- ----------------


------------------------------------------------------ ---------------- ---------------- --------------- ----------------

------------------------------------------------------ ---------------- ---------------- --------------- ----------------
                                                           First        Second Quarter   Third Quarter   Fourth Quarter
Year ended December 31, 1999                              Quarter
------------------------------------------------------ ---------------- ---------------- --------------- ----------------

Operating results:
   Total revenues                                        $     88,477     $     84,925     $     86,308    $     91,088
   Net interest margin                                         11,213           14,594           12,274           9,934
   Net income (loss)                                            2,259            3,574              320         (81,288)
   Basic net income (loss) per common share                    (0.08)            0.03            (0.25)           (7.39)
   Diluted net income (loss) per common share                  (0.08)            0.03            (0.25)           (7.39)
   Cash dividends declared per common share                         -               -                -                -
------------------------------------------------------ ---------------- ---------------- --------------- ----------------

Average interest-earning assets                             4,817,483        4,639,592        4,563,995       4,325,061
Average borrowed funds                                      4,576,714        4,379,658        4,253,524       4,010,174
------------------------------------------------------ ---------------- ---------------- --------------- ----------------

Net interest spread on interest-earning assets                  1.07%            1.39%           1.32%            1.21%
Average asset yield                                             7.24%            7.24%           7.60%            7.80%
Net yield on average interest-earning assets (1)                1.38%            1.72%           1.74%            1.69%
Cost of funds                                                   6.17%            5.85%           6.28%            6.59%
------------------------------------------------------ ---------------- ---------------- --------------- ----------------


------------------------------------------------------ ---------------- ---------------- --------------- ----------------

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

     Capital Resources. The Company relies on a repurchase facility with an investment banking firm to help provide the Company's short-term funding needs. The Company's access to alternative or additional sources of financing has been significantly reduced.

     Capital Markets. The Company relies on the capital markets for the sale upon securitization of its collateralized bonds or other types of securities. While the Company has historically been able to sell such collateralized bonds and securities into the capital markets, the Company's access to capital markets has been substantially reduced, which may impair the Company's ability to call and re-securitize its existing securitizations in the future.

     Interest Rate Fluctuations. The Company's income depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently pledged as collateral for collateralized bonds by the Company are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse debt, approximately $207 million of which is variable rate. In addition, a significant amount of the investments held by the Company are variable rate collateral for collateralized bonds. These investments are financed through non-recourse long-term collateralized bonds and, to a lesser extent, recourse short-term repurchase agreements. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have periodic interest rate caps and the related borrowing have no such interest rate caps.

     Defaults. Defaults by borrowers on loans retained by the Company may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company at the time of securitization. The allowance for losses is calculated on the basis of historical experience and management's best estimates. Actual default rates or loss severities may differ from the Company's estimate as a result of economic conditions. Actual defaults on ARM loans may increase during a rising interest rate environment. The Company believes that its reserves are adequate for such risks on loans that were delinquent as of December 31, 2000.

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

     Competition. The financial services industry is a highly competitive market. Increased competition in the market has adversely affected the Company, and may continue to do so.

     Regulatory Changes. The Company's businesses as of December 31, 2000 are not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables..

     Risks and Uncertainties.  See Note 1 to the Company's financial statements.



Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management extends beyond derivatives to include all market risk sensitive financial instruments. As a financial services company, net interest income comprises the primary component of the Company's earnings. As a result, the Company is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or reprice within specified periods. The Company's strategy has been to mitigate interest rate risk through the creation of a diversified investment portfolio of high quality assets that, in the aggregate, preserves the Company's capital base while generating stable income in a variety of interest rate and prepayment environments.

     The Company monitors the aggregate cash flow, projected net yield and market value of its investment portfolio under various interest rate and prepayment assumptions. While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

     The Company measures the sensitivity of its net interest income, excluding various accounting adjustments including provision for losses, and premium and discount amortization, to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its interest income for the next twelve months assuming no changes in interest rates from those at period end. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to net interest income, excluding various accounting adjustments as set forth above.

     The  following   table   summarizes  the  Company's  net  interest   margin
sensitivity   analysis  as  of  December  31,  2000.  This  analysis  represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of December 31, 2000. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. While the Company's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, the Company has made significant changes to its assets and liabilities, and is likely to do so in the future.

       Basis Point                % Change in Net
 Increase (Decrease) in         Interest Margin from
     Interest Rates                  Base Case
--------------------------     -----------------------

          +200                          (9.7)%
          +100                          (4.8)%
          Base
          -100                           4.8%
          -200                           9.7%

     The Company's investment policy sets forth guidelines for assuming interest rate risk. The investment policy stipulates that given a 200 basis point increase or decrease in interest rates over a twelve month period, the estimated net interest margin may not change by more than 25% of current net interest margin during the subsequent one year period

     Approximately $1.17 billion of the Company's investment portfolio as of December 31, 2000 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 64% and 27% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

     Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the ARM securities and collateral for collateralized bonds relative to the rate resets on the associated borrowings and (ii) rate resets on the ARM loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As short-term interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap, cap or floor agreements, to the extent that the Company has entered into such agreements.

     The remaining portion of the Company's investments portfolio as of December 31, 2000, approximately $1.9 billion, is comprised of loans or securities that have coupon rates that are fixed. The Company has substantially limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds and notes payable which approximated $1.6 billion as of December 31, 2000, and (ii) equity, which approximated $157.1 million as of the same date. Overall, the Company's interest rate risk is related both to the rate of change in short term interest rates, and to the level of short term interest rates.


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the related notes, together with the Independent Auditors' Reports thereon are set forth on pages F-1 through F-25 of this Form 10-K.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

                                    PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 as to directors and executive officers of the Company is included in the Company's proxy statement for its 2001 Annual Meeting of Stockholders (the 2001 Proxy Statement) in the Election of Directors and Management of the Company sections and is incorporated herein by reference.


Item 11.   EXECUTIVE COMPENSATION

    The information required by Item 11 is included in the 2001 Proxy Statement in the Management of the Company section and is incorporated herein by reference.


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is included in the 2001 Proxy Statement in the Ownership of Common Stock section and is incorporated herein by reference.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is included in the 2001 Proxy Statement in the Compensation Committee Interlocks and Insider Participation section and is incorporated herein by reference.


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

3.3 Amendment to the Articles of Incorporation, effective December 29, 1989(Incorporated herein by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-10783) filed March 21, 1997.)

3.4 Amendment to Articles of Incorporation, effective June 27, 1995 (Incorporated herein by reference to the Company's Current Report on Form 8-K (File No. 1-9819), dated June 26, 1995.)

3.5 Amendment to Articles of Incorporation, effective October 23, 1995, (Incorporated herein by reference to the Company's Current Report on Form 8-K (File No. 1-9819), dated October 19, 1995.)

3.6 Amendment to the Articles of Incorporation, effective October 9, 1996, (Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed October 15, 1996.)

3.7 Amendment to the Articles of Incorporation, effective October 10, 1996, (Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed October 15, 1996.)

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

10.4 Promissory Note, dated as of May 13, 1996, between the Registrant (as Lender) and Dominion Mortgage Services, Inc. (as Borrower)(Incorporated herein by reference to Exhibits to the Company's Form 10-Q for the quarter ended June 30, 1996 (File No. 1-9819) dated August 14, 1996.)

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

Current Report on Form 8-K as filed with the Commission on December 26, 2000, relating to the letter dated December 22, 2000 and delivered to California Investment Fund, LLC declaring that CIF was in breach of the terms of the merger agreement.

Current Report on Form 8-K as filed with the Commission on December 28, 2000, relating to the letter dated December 22, 2000 which was countersigned by California Investment Fund, LLC.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DYNEX CAPITAL, INC.
                                  (Registrant)



April 4, 2001                    /s/ Thomas H. Potts
                                 Thomas H. Potts
                                 President
                                 (Principal Executive Officer)


April 4, 2001                    /s/ Stephen J. Benedetti
                                 Stephen J. Benedetti
                                 Vice President and Treasurer
                                 (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                      Capacity                                Date

                                                                               >

/s/ Thomas H. Potts                 Director                           April 4, 2001
Thomas H. Potts


/s/ J. Sidney Davenport, IV         Director                           April 4, 2001
J. Sidney Davenport, IV


/s/ Leon A. Felman                  Director                           April 4, 2001
Leon A. Felman


/s/ Barry  Igdaloff                 Director                           April 4, 2001
Barry Igdaloff


/s/ Barry S. Shein                  Director                           April 4, 2001
Barry  S. Shein


/s/ Donald B. Vaden                 Director                           April 4, 2001
Donald B. Vaden

                                DYNEX CAPITAL, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                          INDEPENDENT AUDITORS' REPORT

                           For Inclusion in Form 10-K

                            Annual Report Filed with

                       Securities and Exchange Commission

                                December 31, 2000

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Financial Statements:                                                       Page

         Independent Auditors' Report for the Years Ended
            December 31, 2000 , 1999 and 1998                                                    F-3
         Consolidated Balance Sheets -- December 31, 2000 and 1999                               F-4
         Consolidated Statements of Operations -- Years ended
             December 31, 2000, 1999 and 1998                                                    F-5
         Consolidated Statements of Shareholders' Equity -- Years ended
           December 31, 2000, 1999 and 1998                                                      F-6
         Consolidated Statements of Cash Flows -- Years ended
          December 31, 2000, 1999 and 1998                                                       F-7
         Notes to Consolidated Financial Statements --
             December 31, 2000, 1999, and 1998

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Dynex Capital, Inc.


We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dynex Capital, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP

Richmond, Virginia
March 30, 2001




CONSOLIDATED BALANCE SHEETS
DYNEX CAPITAL, INC.

December 31, 2000 and 1999
(amounts in thousands except share data)

                                                                                   2000                 1999
                                                                                 ------------------    -----------------
ASSETS

Investments:
   Collateral for collateralized bonds                                            $      3,042,158     $      3,700,714
   Securities                                                                                9,364              129,331
   Other investments                                                                        44,010               48,927
   Loans held for sale                                                                      17,376              232,384
                                                                                 ------------------    -----------------
                                                                                         3,112,908            4,111,356

Investments in and advances to Dynex Holding, Inc.                                               -                4,814
Cash, substantially restricted                                                              26,773               54,433
Accrued interest receivable                                                                    323                2,208
Other assets                                                                                19,592               19,705
                                                                                 ------------------    -----------------
                                                                                  $      3,159,596     $      4,192,516
                                                                                 ==================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Non-recourse debt                                                                 $      2,856,728     $      3,282,378
Recourse debt:
   Secured by collateralized bonds retained                                                 32,910              144,746
   Secured by investments                                                                    4,535              282,479
   Unsecured                                                                                96,723              109,873
                                                                                     --------------
                                                                                 ----                  -----------------
                                                                                         2,990,896            3,819,476

Accrued interest payable                                                                     3,775                6,303
Accrued expenses and other liabilities                                                       7,794               41,665
                                                                                 ------------------
                                                                                 ------------------    -----------------
                                                                                         3,002,465            3,867,444
                                                                                 ------------------    -----------------


SHAREHOLDERS' EQUITY

Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
     9.75% Cumulative Convertible Series A,
       1,309,061 issued and outstanding                                                     29,900               29,900
     9.55% Cumulative Convertible Series B,
       1,912,434 issued and outstanding                                                     44,767               44,767
     9.73% Cumulative Convertible Series C,
       1,840,000 issued and outstanding                                                     52,740               52,740
Common stock, par value $.01 per share,
   100,000,000 shares authorized,
   11,444,206 and 11,444,099 issued and outstanding, respectively                              114                  114
Additional paid-in capital                                                                 351,999              351,995
Accumulated other comprehensive loss                                                      (124,589)             (48,507)
Accumulated deficit                                                                       (197,800)            (105,937)
                                                                                 ------------------    -----------------
                                                                                           157,131              325,072
                                                                                     --------------
                                                                                 ----                  -----------------
                                                                                  $      3,159,596     $      4,192,516
                                                                                 ==================    =================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
DYNEX CAPITAL, INC.

Years ended December 31, 2000, 1999 and 1998 (amounts in thousands except share data)

                                                                       2000                 1999                 1998
                                                                 -------------------  -------------------  -------------------

Interest income:
   Collateral for collateralized bonds                             $      271,463       $      284,470       $       303,994
   Securities                                                               3,595               14,228                41,991
   Other investments                                                        5,336                4,388                 4,099
   Loans held for sale                                                     10,766               26,276                44,450
   Other                                                                        -               12,087                10,979
                                                                 -------------------  -------------------  -------------------
                                                                          291,160              341,449               405,513
                                                                 -------------------  -------------------  -------------------

Interest and related expense:
   Non-recourse debt                                                      232,916              210,794               231,242
   Recourse debt                                                           21,595               59,906                99,119
   Other                                                                    5,162                6,580                 2,193
                                                                 -------------------  -------------------  -------------------
                                                                          259,673              277,280               332,554
                                                                 -------------------  -------------------  -------------------

Net interest margin before provision for losses                            31,487               64,169                72,959
Provision for losses                                                      (34,633)             (16,154)               (6,421)
                                                                 -------------------  -------------------  -------------------
Net interest margin                                                        (3,146)              48,015                66,538

Net loss on sales, write-downs, and impairment charges                    (78,516)             (96,700)              (20,346)
Equity in net (loss) earnings of Dynex Holding, Inc.                         (680)              (1,923)                2,456
Other (expense) income                                                       (428)               1,673                 2,852
                                                                 -------------------  -------------------  -------------------
                                                                          (82,771)             (48,935)               51,500

General and administrative expenses                                        (8,712)              (7,740)               (8,973)
Net administrative fees and expenses to Dynex Holding, Inc.                  (381)             (16,943)              (22,379)
                                                                 -------------------  -------------------  -------------------
(Loss) income before extraordinary item                                   (91,863)             (73,618)               20,148

Extraordinary item - loss on extinguishment of debt                             -               (1,517)                 (571)
                                                                     ---------------      ---------------      ---------------
                                                                 -----                -----                -----
Net (loss) income                                                         (91,863)             (75,135)               19,577
Dividends on preferred stock                                              (12,911)             (12,910)              (13,019)
                                                                 -------------------  -------------------  -------------------
Net (loss) income available to common shareholders                 $     (104,774)      $      (88,045)      $         6,558
                                                                 ===================  ===================  ===================

Net (loss) income per common share before extraordinary item:
   Basic                                                           $         (9.15)     $         (7.53)     $          0.62
                                                                 ===================  ===================  ===================
   Diluted                                                         $         (9.15)     $         (7.53)     $          0.62
                                                                 ===================  ===================  ===================

Net (loss) income per common share after extraordinary item:
   Basic                                                           $         (9.15)     $         (7.67)     $          0.57
                                                                 ===================  ===================  ===================
   Diluted                                                         $         (9.15)     $         (7.67)     $          0.57
                                                                 ===================  ===================  ===================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
DYNEX CAPITAL, INC.

Years ended December 31, 2000, 1999, and 1998 (amounts in thousands except share data)

                                                                                     Accumulated         Retained
                                                                    Additional          Other            Earnings
                                            Preferred     Common      Paid-in       Comprehensive      (Accumulated
                                              Stock        Stock      Capital        (Loss) Income       Deficit)       Total
                                          ----------------------------------------------------------------------------------------

 Balance at January 1, 1998                   130,482          451      342,570           79,441           7,965         560,909

Comprehensive loss:
   Net income - 1998                                -            -            -                -          19,577          19,577
   Change in net unrealized gain on
     investments classified as available
     for sale during the period                     -            -            -          (82,538)              -         (82,538)
                                                                                                                     -------------
 Total comprehensive loss                                                                                                (62,961)

 Issuance of common stock                           -            7        7,652                -               -           7,659
 Conversion of preferred stock                 (3,075)           3        3,072                -               -               -
 Retirement of common stock                         -           (1)        (912)               -               -            (913)
 Dividends on common stock at $3.40
   per share                                        -            -            -                -         (38,871)        (38,871)
 Dividends on preferred stock                       -            -            -                -         (13,019)        (13,019)
                                          ----------------------------------------------------------------------------------------
 Balance at December 31, 1998                 127,407          460      352,382           (3,097)        (24,348)        452,804

Comprehensive loss:
   Net loss - 1999                                  -            -            -                -         (75,135)        (75,135)
   Change in net unrealized loss on
     investments classified as available
     for sale during the period                     -            -            -          (45,410)              -         (45,410)
                                                                                                                     -------------
 Total comprehensive loss                                                                                               (120,545)

 Issuance of common stock                           -            -           30                -               -              30
 One-for-four reverse common stock
   split                                            -         (345)         345                -               -               -
 Retirement of common stock                         -           (1)        (699)               -               -            (700)
 Issuance of restricted stock awards                -            -            6                -               -               6
 Forfeitures of restricted stock awards             -            -          (69)               -               -             (69)
 Dividends on preferred stock                       -            -            -                -          (6,454)         (6,454)
                                          ----------------------------------------------------------------------------------------
 Balance at December 31, 1999              $  127,407   $      114   $  351,995     $    (48,507)     $ (105,937)     $  325,072

Comprehensive loss:
   Net loss - 2000                                  -            -            -                -         (91,863)        (91,863)
   Change in net unrealized loss on
     investments classified as available
     for sale during the period                     -            -            -          (76,082)              -         (76,082)
                                                                                                                     -------------
 Total comprehensive loss                                                                                               (167,945)

 Issuance of common stock                           -            -            4                -               -               4
                                          ----------------------------------------------------------------------------------------
 Balance at December 31, 2000              $  127,407   $      114   $  351,999     $   (124,589)     $ (197,800)     $  157,131
                                          ========================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DYNEX CAPITAL, INC.

Years ended December 31, 2000, 1999 and 1998
(amounts in thousands except share data)

                                                                                      2000            1999            1998
                                                                                  -------------- --------------- ---------------

Operating activities:
   Net (loss) income                                                               $    (91,863)  $     (75,135)  $      19,577
   Adjustments to reconcile net (loss) income to cash provided by operating activities:
       Provision for losses                                                               34,633         16,154           6,421
       Net loss on sales, write-downs, and impairment charges                             78,516         96,700          20,346
       Equity in net (earnings) loss of Dynex Holding, Inc.                                  680          1,923          (2,456)
       Extraordinary item - loss on extinguishment of debt                                     -          1,517             571
       Amortization and depreciation                                                      16,117         28,133          43,938
       Payment of litigation settlement                                                  (20,000)             -               -
       Net change in restricted cash                                                       8,014         (6,865)        (11,948)
       Net change in accrued interest, other assets and other liabilities                 (5,629)        (9,425)         (4,471)
                                                                                  -------------- --------------- ---------------
           Net cash provided by operating activities                                      20,468         53,002          71,978
                                                                                  -------------- --------------- ---------------

Investing activities:
   Collateral for collateralized bonds:
     Fundings of investments subsequently securitized                                          -       (627,290)     (1,857,617)
     Principal payments on collateral                                                    521,355      1,119,841       2,112,473
     Decrease in accrued interest receivable                                               2,132          5,080           1,057
     Net decrease (increase) in funds held by trustee                                        774         (1,051)            889
   Net decrease (increase) in loans held for sale or securitization                      198,785         84,762        (155,497)
   Purchase of other investments                                                          (9,476)       (33,348)        (38,192)
   Payments received on other investments                                                  4,358         11,254          16,977
   Purchase of securities                                                                      -        (23,737)       (599,869)
   Proceeds from sales of other investments                                                4,468              -               -
   Payments received on securities                                                        20,533         79,009         122,693
   Proceeds from sales of securities                                                      20,111         61,415         424,338
   Payments for sale of tax-exempt bond obligations                                      (30,284)             -               -
   Investment in and advances to Dynex Holding, Inc.                                       4,134        (26,335)        (47,572)
   Proceeds from sale of loan production operations                                        9,500        213,591          19,000
   Capital expenditures                                                                      (92)          (281)           (402)
                                                                                  -------------- --------------- ---------------
       Net cash provided by (used for) investing activities                              746,298        862,910          (1,722)
                                                                                  -------------- --------------- ---------------

Financing activities:
   Collateralized bonds:
     Proceeds from issuance of bonds                                                     140,724      1,069,048       1,817,179
     Principal payments on bonds                                                        (524,040)    (1,091,216)     (2,066,915)
     Increase (decrease) in accrued interest payable                                         780          3,677            (262)
   Repayment of senior notes                                                             (13,570)       (17,833)        (11,750)
   (Repayment of ) proceeds from recourse debt borrowings, net                          (390,310)      (851,771)        252,554
   Net proceeds from issuance of stock                                                         4             30           7,659
   Retirement of common stock                                                                  -           (700)           (913)
   Dividends paid                                                                              -         (9,682)        (68,155)
                                                                                  -------------- --------------- ---------------
       Net cash used for financing activities                                           (786,412)      (898,447)        (70,603)
                                                                                  -------------- --------------- ---------------

Net (decrease) increase in cash                                                          (19,646))       17,465            (347)
Cash at beginning of period                                                               23,131          5,666           6,013
                                                                                  -------------- --------------- ---------------
Cash at end of period                                                               $     3,485    $     23,131    $      5,666
                                                                                  ============== =============== ===============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

December 31, 2000, 1999, and 1998
(amounts in thousands except share data)


NOTE 1 - BASIS OF PRESENTATION

Basis of Presentation
The consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified REIT subsidiaries (together, "Dynex REIT"). The Company's operations related to originating or purchasing loans were primarily conducted through Dynex Holding, Inc. ("DHI"), a taxable affiliate of Dynex REIT. During 2000, 1999 and 1998, Dynex REIT owned all of the outstanding non-voting preferred stock of DHI representing a 99% economic ownership interest in DHI. The common stock of DHI represents a 1% economic ownership of DHI and was owned by certain officers of Dynex REIT. For each of the three years in the period ended December 31, 2000, DHI was accounted for under an accounting method similar to the equity method. In November 2000, certain subsidiaries of DHI were sold to Dynex REIT, and on December 31, 2000, DHI was liquidated in a taxable transaction into Dynex REIT. As a result of the liquidation, effectively all of the assets and liabilities of DHI have been transferred to Dynex REIT as of December 31, 2000. References to the "Company" mean Dynex Capital, Inc., its consolidated subsidiaries, and DHI and its consolidated subsidiaries. All significant intercompany balances and transactions with Dynex REIT's consolidated subsidiaries have been eliminated in consolidation of Dynex REIT.

Risks and Uncertainties
Since early 1999, the Company has focused its efforts on conserving its capital base and repaying its outstanding recourse borrowings. The Company's ability to execute its fundamental business plan and strategies has been negatively impacted since the fourth quarter of 1998, when the fixed income markets were significantly disrupted by the collapse of certain foreign economies. Specifically, as a result of this disruption, investors in fixed income securities generally demanded higher yields in order to purchase securities issued by specialty finance companies and ratings agencies began imposing higher credit enhancement levels and other requirements on securitizations sponsored by specialty finance companies like Dynex. The net result of these changes in the market reduced the Company's ability to compete against larger finance companies, investment banks and depository institutions, which generally have not been penalized by investors or ratings agencies when issuing fixed income securities. In addition, access to interim lenders that provided short-term funding to support the accumulation of loans for securitization was reduced and terms of existing facilities were tightened. These lenders began to pressure the Company to sell or securitize assets to repay amounts outstanding under the various facilities. As a result of the difficult market environment for specialty finance companies, during 1999 the Company sold both its manufactured housing lending/servicing operations and model home purchase/leaseback business. Additionally, the Company began to phase-out its commercial lending operations; this phase-out was completed by the end of 2000, including the sale of the commercial loan servicing portfolio for loans that had been securitized.

On a long-term basis, the Company believes that competitive pressures, including competing against larger companies which generally have significantly lower costs of capital and access to both short-term and long-term financing sources, will effectively keep specialty finance companies like Dynex from earning an adequate risk-adjusted return on its invested capital. As of December 31, 2000, the Company's business operations were essentially limited to the management of its investment portfolio and the active collection of its portfolio of delinquent property tax receivables. The Company currently has no loan origination operations, and for the foreseeable future does not intend to purchase loans or securities in the secondary market.

     During 2000, the Company paid down on-balance sheet recourse borrowings by $402,935 and off-balance sheet liabilities (such as letters of credit and conditional repurchase obligations) of $180,000. On March 26, 2001, the Company extinguished its credit facility with a consortium of commercial banks and on March 30, 2001, repurchased a net $29,484 of its Senior Notes due July 2002 (the "July 2002 Notes") pursuant to a Purchase Agreement with a majority of the holders of the July 2002 Notes as discussed below. After this repurchase, as of March 30, 2001, the Company's outstanding recourse debt or credit obligations were $67,766 of the July 2002 Notes and $29,200 of reverse repurchase agreements. The Company believes it is in full compliance with the terms of both the July 2002 Notes and the reverse repurchase facility.

     The Company and a majority of the holders of the July 2002 Notes approved an amendment (the "Amendment") to the related indenture whereby the remaining July 2002 Notes were secured (subject to any existing security interests) by substantially all of the assets of the Company. See Note 8 for further information on the Amendment and the Purchase Agreement. The Amendment allows the Company to make distributions on its capital stock in an amount not to exceed the sum of (a) $26,000, (b) the cash proceeds of any "permitted subordinated indebtedness", (c) the cash proceeds of the issuance of any "qualified capital stock", and (d) any distributions required in order for the Company to maintain its REIT status.

     The Board of the Company continues to evaluate various courses of action to improve shareholder value given the depressed prices of the Company's preferred and common stocks, and to provide greater liquidity for such stocks. Such alternatives include, among others: (i) the outright sale of the Company to a third party; (ii) the sale to a third party of either "permitted subordinated indebtedness" or "qualified capital stock"; and (iii) one or more distributions to shareholders as permitted by the above-referenced amendment. The Company expects to inform shareholders of the Company's contemplated course of action by May 31, 2001.

Reclassifications
Certain reclassifications have been made to the financial statements for the years ended December 31, 1999 and 1998 to conform to the December 31, 2000 presentation.

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

Collateral for Collateralized Bonds. Collateral for collateralized bonds consists of securities which have been pledged to secure collateralized bonds. These securities are primarily backed by loans on single family, multifamily and commercial properties and installment loans on manufactured housing. Substantially all of the collateral for collateralized bonds is pledged to secure non-recourse debt in the form of collateralized bonds issued by limited-purpose finance subsidiaries and is not available for the satisfaction of general claims of Dynex REIT. As the collateralized bonds are non-recourse to Dynex REIT, Dynex REIT's exposure to loss on the assets pledged as collateral for collateralized bonds is generally limited to the amount of collateral pledged to the collateralized bonds in excess of the amount of the collateralized bonds issued.

Securities. Securities at December 31, 2000 consist primarily of adjustable-rate mortgage ("ARM") securities, fixed-rate mortgage securities, and mortgage derivative securities. Securities at December 31, 1999 consist primarily of fixed-rate funding notes and securities secured by fixed-rate automobile installment contracts ("Funding Notes" and "Securities"), ARM securities, fixed-rate mortgage securities, mortgage derivative securities and mortgage residual interests.

Other Investments. Other investments consist primarily of delinquent property tax receivables and an installment note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996. Other investments are carried at their amortized cost basis.

Loans Held for Sale
Loans held for sale at December 31, 2000 and 1999 primarily include first mortgage loans secured by multifamily and commercial properties. These loans are considered held for sale, and accordingly are carried at the lower of cost or market. Certain loans held for sale at December 31, 2000 and 1999 are construction loans on multifamily properties. Such loans are carried at the balance funded to date. Interest earned on these loans is capitalized and included as a component of the amount funded until construction is completed.

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

     Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. FAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under FAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt FAS No. 133 effective January 1, 2001. Management does not expect the adoption of FAS No. 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

Cash - Restricted
Approximately $23,288 and $31,302 of cash at December 31, 2000 and 1999, respectively, is either held as collateral primarily for outstanding letters of credit; or is held in trust to cover losses not otherwise covered by insurance.

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

Fair Value. Dynex REIT uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Collateral for collateralized bonds make up a significant portion of Dynex REIT's investments. The estimate of fair value for collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions established by management. The discount rate used in the determination of fair value of the collateral for collateralized bonds was 16% at December 31, 2000 and 1999. Prepayment rate assumptions at December 31, 2000 were generally at a "constant prepayment rate", or CPR, of 28% for securities secured by single family mortgage loans, and a CPR equivalent of 7% for securities secured by manufactured housing loan collateral. Commercial mortgage loan collateral was generally assumed to prepay at the average expiration date of associated prepayment lock-out periods. For the December 31, 1999 estimate of fair value, the Company estimated CPR for single-family mortgage loans of 30%, and a CPR equivalent of 12% for securities secured by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary for each series of collateral of collateralized bonds, depending on the collateral pledged. The cash flows for the collateral for collateralized bonds were projected to the estimated date that the security can be called and retired by the Company, which is typically triggered when the remaining security balance equals 35% of the original balance. In most cases, the Company assumes that at the time of the call, the underlying collateral is sold at anticipated market prices.

Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of Dynex REIT's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements. The fair value of all on- and off-balance sheet financial instruments is presented in
Note 9.

Allowance for Losses. As discussed in Note 6, Dynex REIT has credit risk on certain investments in its portfolio. An allowance for losses has been estimated and established for current expected losses based on management's judgment. The allowance for losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of probable credit losses, as well as industry loss experience. Provisions made to increase the allowance related to credit risk are presented as provision for losses in the accompanying consolidated statements of operations. Dynex REIT's actual credit losses may differ from those estimates used to establish the allowance.

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

     Recent Accounting Pronouncements Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. FAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under FAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt FAS No. 133 effective January 1, 2001. Management does not expect the adoption of FAS No. 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS No. 140"). FAS No. 140 replaces the Statement of Financial Accounting Standards No. 125 "Accounting for the Transfers and Servicing of Financial Assets and
Extinguishment of Liabilities" ("FAS No. 125"). FAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosure, but it carries over most of FAS No. 125 provisions without reconsideration. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. FAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. FAS No. 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provision is not permitted. The Company does not believe the adoption of FAS No. 140 will have a material impact on its financial statements.

NOTE 3 - SUBSEQUENT EVENTS

On March 30, 2000, the Company entered into an amendment to the related indenture governing the July 2002 Notes whereby the Company pledged to the Trustee of the July 2002 Notes substantially all of the Company's unencumbered assets and the stock of its subsidiaries. In consideration of this pledge, the indenture was further amended to provide for the release of the Company from certain covenant restrictions in the indenture, and specifically provided for the Company's ability to make distributions on its capital stock in an amount not to exceed the sum of (a) $26,000, (b) the cash proceeds of any "permitted subordinated indebtedness", (c) the cash proceeds of the issuance of any "qualified capital stock", and (d) any distributions required in order for the Company to maintain its REIT status. In addition, the Company entered into a Purchase Agreement with holders of 50.1% of the July 2002 Notes which require the purchase of such securities at various discounts based on a computation of available cash. On March 30, 2000, the Company retired a net $29,484 of July 2002 Notes for $26,535 in cash. The discounts provided for under the above referenced Purchase Agreement are as follows: by April 15, 2001, 10%; by July 15, 2001, 8%; by October 15, 2001, 6%; by January 15, 2002, 4%; by March 1,
2002, 2%; thereafter until maturity, 0%.

At December 31, 2000, Dynex REIT had a secured non-revolving credit facility under which $66,765 of letters of credit to support tax-exempt bonds had been issued. The letters of credit were collateralized by approximately $22,318 of cash. These letters of credit were released during the first quarter of 2001, as a result of the purchase, sale or transfer of the underlying tax-exempt bonds, the facility was extinguished, and all the collateral pledged under facility was released to the Company.

On November 7, 2000, the Company entered into an Agreement and Plan of Merger with California Investment Fund, LLC ("CIF"), for the purchase of all of the equity securities of the Company for $90,000 (the "Merger Agreement"). The Merger Agreement obligated CIF to, among other things, deliver to the Company evidence of commitments for the financing of the acquisition based upon a predetermined timeline. CIF failed to deliver such evidence of the financing commitments pursuant to the terms of the Merger Agreement. Pursuant to a letter dated December 22, 2000, the Company agreed to forebear its right to terminate the Merger Agreement and extended the timeline. In return, CIF agreed to deliver written binding financing commitments and evidence of the consent of the holders of the July 2002 Notes to the merger transaction on or before January 25, 2001. On January 25, 2001, CIF failed to meet the requirements as set forth in the Merger Agreement and the letter of December 22, 2000, and the Company terminated the Merger Agreement effective January 26, 2001 and requested that the escrow agent release to the Company the $1,000 and 572,178 shares of common stock of the Company which CIF placed in escrow under the Merger Agreement (the "Escrow Amount"). On January 29, 2001, the Company filed for Declaratory Judgment in Federal District Court in the Eastern District of Virginia, Alexandria Division. CIF has filed a counterclaim and demand for jury trial and asked for damages of $45,000. The Company believes that the Agreement is clear that the maximum damages that CIF may recover from the Company is $2,000. The Company intends to defend itself vigorously against the counterclaim by CIF, and will seek the release of the Escrow Amount. The Company does not expect that the resolution of this matter will have a materially adverse effect on its financial statements.

In February 2001, the Company resolved a matter related to AutoBond Acceptance Corporation ("AutoBond") to the mutual satisfaction of the parties involved. In connection with the resolution of this matter, the Company received $7,500.

NOTE 4 - COLLATERAL FOR COLLATERALIZED BONDS, SECURITIES AND OTHER INVESTMENTS

The following table summarizes Dynex REIT's amortized cost basis and fair value of investments classified as available-for-sale, as of December 31, 2000 and 1999, and the related average effective interest rates:

------------------------------------------- ------------------------------ ----- ------------------------------
                                                        2000                                 1999
                                                              Effective                           Effective
                                              Fair Value    Interest Rate         Fair Value    Interest Rate
------------------------------------------- --------------- -------------- ----- -------------- ---------------

Collateral for collateralized bonds:
   Amortized cost                            $  3,189,414          7.8%           $  3,752,702         7.8%
   Allowance for losses                           (25,314)                             (15,299)
------------------------------------------- --------------- -------------- ----- -------------- ---------------
     Amortized cost, net                        3,164,100                            3,737,403
   Gross unrealized gains                          37,803                               34,198
   Gross unrealized losses                       (159,745)                             (70,887)
------------------------------------------- --------------- -------------- ----- -------------- ---------------
                                             $  3,042,158                         $  3,700,714
------------------------------------------- --------------- -------------- ----- -------------- ---------------

Securities:
   Funding Notes and Securities              $          -                         $     94,890         6.8%
                                                                -  %
   Adjustable-rate mortgage securities              5,008         10.9%                 18,047         7.0%
   Fixed-rate mortgage securities                   1,505          9.3%                  9,861        13.5%
   Derivative and residual securities               5,553          7.9%                 18,421         1.5%
------------------------------------------- --------------- -------------- ----- -------------- ---------------
                                                   12,066                              141,219
   Allowance for losses                               (55)                              (1,690)
------------------------------------------- --------------- -------------- ----- -------------- ---------------
     Amortized cost, net                           12,011                              139,529
   Gross unrealized gains                             411                                1,353
   Gross unrealized losses                         (3,058)                             (13,171)
------------------------------------------- --------------- -------------- ----- -------------- ---------------
                                             $      9,364                         $    127,711
------------------------------------------- --------------- -------------- ----- -------------- ---------------

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

     During 1999, Dynex REIT securitized $2,300,000 of collateral, through the issuance of three series of collateralized bonds. The collateral securitized primarily included manufactured housing loans, and the resecuritization of previously securitized single family mortgage loans pursuant to a call feature in the Company's prior securitizations. The securitizations were accounted for as financing of the underlying collateral pursuant to Statement of Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125"), as Dynex REIT retains call rights which are substantially in excess of a clean-up call as defined by this accounting standard.

The components of collateral for collateralized bonds at December 31, 2000 and 1999 are as follows:

           ---------------------------------------------- --------------- ------ ----------------
                                                               2000                   1999
           ---------------------------------------------- --------------- ------ ----------------

           Collateral, net of allowance                   $ 3,111,413            $ 3,670,570
           Funds held by trustees                                   515                  2,707
           Accrued interest receivable                           20,622                 22,754
           Unamortized premiums and discounts, net               31,550                 41,372
           Unrealized loss, net                                (121,942)               (36,689)
           ---------------------------------------------- --------------- ------ ----------------
                                                          $ 3,042,158            $ 3,700,714
           ---------------------------------------------- --------------- ------ ----------------

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

Other investments. Other investments primarily include delinquent property tax receivables and an installment note receivable in connection with the sale of the Company's single family mortgage operations in May 1996.

Sale of investments. Proceeds from sales of securities totaled $20,111, $61,415, and $424,338 in 2000, 1999, and 1998, respectively. See Note 13, Net Loss on Sales, Write-downs and Impairment Charges for further discussion.

Sensitivity  analysis.   The  Company  owned  interest-only  and  principal-only
securities, some of which were pledged to support certain of the Company's collateralized bond securities, and purchased from an affiliate during the period 1992-1995, These interest-only and principal-only securities had an investment basis of $3,563 and $1,549, respectively, and estimated market values of $1,986 and $1,409, respectively at December 31, 2000. Market values were obtained by the Company based on quotes from a third party dealer. The majority of these interest-only and principal-only securities are rated `AAA' by at least one nationally recognized ratings agency, and have very little sensitivity to the credit risk of the underlying single-family mortgage loans. The majority of the risk associated with the Company's investment in these securities relates to the prepayment speeds of the underlying single-family mortgage loans. In providing market prices, the third-party used average prepayment speed assumptions of 20 CPR and 13 CPR, respectively, for the interest-only and principal-only securities.

In accordance with the disclosure requirements of FAS No. 140, the following table is a sensitivity analysis of the impact of adverse changes in prepayment speed assumptions on the fair value of the Company's interest-only and principal-only securities at December 31, 2000:

--------------------------------- ------------------------ ---------------------
       Type of Security             Prepayment speed        Decline in value
--------------------------------- ------------------------ ---------------------

        Interest-only                     20 CPR                $   -
                                          30 CPR                  387
                                          40 CPR                  671

        Principal-only                    13 CPR                    -
                                          10 CPR                   38
                                           6 CPR                   92

The Company also performed sensitivity analysis on the discount rate assumptions used by the third party by increasing the respective discount rates by 100 basis points and 150 basis points respectively, and determined that such changes were immaterial to the value of the above securities.

These   sensitivity   analyses  are  based  on  management   estimates  and  are
hypothetical in nature. Actual results will differ from projected results.

NOTE 5 - LOANS HELD FOR SALE

The following table summarizes Dynex REIT's loans held for sale which are carried at the lower of cost or market, at December 31, 2000 and 1999, respectively.

-----------------------------------------------------------------------------------------------------
                                                                    2000                  1999
-----------------------------------------------------------------------------------------------------

Secured by multifamily and commercial properties                 $    17,499           $   234,593
Secured by manufactured homes                                              -                 2,852
Secured by single family residential properties                          308                   629
                                                                  ----------------   ----------------

                                                                      17,807               238,074
Deferred hedging costs                                                    39                 3,496
Net discount                                                            (162)               (8,744)
Allowance for losses                                                    (308)                 (442)
-----------------------------------------------------------------------------------------------------
  Total loans held for sale                                      $    17,376           $   232,384
-----------------------------------------------------------------------------------------------------

The Company funded $29,529 of multifamily loan commitments during 2000 and purchased $7,585 of delinquent property tax receivables under a preexisting contract, and had no outstanding commitments to lend at December 31, 2000 other than an existing contract to purchase additional delinquent property tax receivables of an estimated $8 million in October 2001. The Company funded loans with an aggregate principal balance of $706,636 during 1999.

NOTE 6 - ALLOWANCE FOR LOSSES

The Company reserves for credit risk on various securities where it has exposure to losses on various investments in its investment portfolio. The following table summarizes the aggregate activity for the allowance for losses on investments for the years ended December 31, 2000, 1999 and 1998:

--------------------------------------------------------- -------------- --------------- ---------------
                                                              2000            1999            1998
--------------------------------------------------------- -------------- --------------- ---------------

Allowance at beginning of year                            $17,484         $   20,370      $   30,270
Provision for losses                                        34,633            16,154           6,421
Credit losses, net of recoveries                           (26,389)          (19,040)        (16,321)
--------------------------------------------------------- -------------- --------------- ---------------
Allowance at end of year                                  $25,728         $   17,484      $   20,370
--------------------------------------------------------- -------------- --------------- ---------------

Collateral for collateralized bonds. Dynex REIT has exposure to credit risk retained on loans that it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the amount of collateral in excess of the related investment-grade collateralized bonds issued (commonly referred to as "overcollateralization"), excluding price premiums and discounts and hedge gains and losses. In some cases, the aggregate loss exposure may be increased by the use of surplus cash or cash reserve funds contained within the security structure to cover losses. The allowance for losses on the overcollateralization totaled $25,314 and $15,299 at December 31, 2000 and 1999 respectively, and is included in collateral for collateralized bonds in the accompanying consolidated balance sheets. The principal balance of overcollateralization amounted to $245,755 and $249,489 at December 31, 2000 and 1999, respectively and $116,021 and $179,438, at December 31, 2000 and 1999,
respectively, net of allowance for losses, collateral discounts and bond premiums, and third party loss reimbursement guarantees.

The Company is currently engaged in a dispute with the counterparty to the loss reimbursement guarantees, which aggregated $30,334 at December 31, 2000. Such guarantees are payable when cumulative loss trigger levels are reached on certain of the Company's single-family mortgage loan securitizations. Currently, these trigger levels have been reached on four of the Company's securities, and the Company has made claims under the reimbursement guarantees in amounts approximating $1,236. The counterparty has denied payment on these claims, citing various deficiencies in loan underwriting which would render these loans and corresponding claims ineligible under the reimbursement agreements. The Company disputes this classification and is pursuing this matter through court-ordered arbitration.

Securities. On certain securities collateralized by mortgage loans purchased by Dynex REIT for which mortgage pool insurance is used as the primary source of credit enhancement, Dynex REIT has limited exposure to certain credit risks such as fraud in the origination and special hazards not covered by such insurance. An allowance was established based on the estimate of losses at the time of securitization. The allowance for losses for securities is $55 and $1,690 at December 31, 2000 and 1999, respectively, and is included in securities in the accompanying consolidated balance sheets.

     The remaining allowance of $359 and $495 at December 31, 2000 and 1999, respectively is associated with other investments.

NOTE 7 - NON-RECOURSE DEBT

Dynex REIT, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds. Each series of collateralized bonds may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on the collateral for collateralized bonds and any reinvestment income thereon are used to make payments on the collateralized bonds (see Note 4). The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex REIT. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. As a result, the actual maturity of any class of a series of collateralized bonds is likely to occur earlier than its stated maturity.

Dynex REIT may retain certain classes of collateralized bonds issued, financing these retained collateralized bonds through a combination of repurchase agreements and equity. Total retained bonds at December 31, 2000 and 1999 were $151,072 and $239,079, respectively.

The components of collateralized bonds along with certain other information at December 31, 2000 and 1999 are summarized as follows:

------------------------------- ------------------------------------ --- ----------------------------------
                                               2000                                    1999
------------------------------- ------------------------------------ --- ----------------------------------
                                Bonds Outstanding      Range of               Bonds           Range of
                                                    Interest Rates         Outstanding     Interest Rates
------------------------------- ------------------- ---------------- --- ----------------- ----------------

Variable-rate classes              $  1,533,575        6.9% - 10.1%         $  1,968,915     5.8% - 9.1%
Fixed-rate classes                    1,295,597        6.2% -11.5%             1,315,944    6.2% - 11.5%
Accrued interest payable                 10,144                                    9,364
Deferred bond issuance costs             (9,254)                                 (10,818)
Unamortized net (discount)
premium                                  26,666                                   (1,027)
------------------------------- ------------------- ---------------- --- ----------------- ----------------
                                   $  2,856,728                             $  3,282,378
------------------------------- ------------------- ---------------- --- ----------------- ----------------

Range of stated maturities          2009-2033                               2009-2033

Number of series                           23                                       27
------------------------------- ------------------- ---------------- --- ----------------- ----------------

The variable rate classes are based on one-month London InterBank Offered Rate (LIBOR). The average effective rate of interest expense for non-recourse debt was 7.3%, 6.2%, and 6.4% for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 8 - RECOURSE DEBT

Dynex REIT utilizes repurchase agreements, notes payable and secured credit facilities (together, "recourse debt") to finance certain of its investments. The following table summarizes Dynex REIT's recourse debt outstanding and the weighted-average annual rates at December 31, 2000 and 1999:

------------------------------------------ ----------------------------------------- -- -----------------------------------------
                                                             2000                                        1999
------------------------------------------ ----------------------------------------- -- -----------------------------------------
                                                         Weighted-Average                             Weighted-Average
                                                         Annual Rate   Market Value                   Annual Rate   Market Value
                                              Amount                   of Collateral       Amount                   of Collateral
                                           Outstanding                                  Outstanding
------------------------------------------ ------------- ------------- ------------- -- ------------- ------------- -------------

Recourse debt secured by:
   Collateralized bonds                       $  32,910       7.68%    $  90,803         $   144,746     6.68%       $   173,278
   Securities                                     2,105       7.32%           3,380           66,090     8.70%           114,641
   Other investments                              2,000       7.81%           9,658           31,498     8.47%            36,614
------------------------------------------
   Loans held for sale or securitization              -         - %               -          183,901     7.93%           257,739
------------------------------------------
   Other assets                                     430       7.64%             373              990     7.42%               895
------------------------------------------
                                           -------------               -------------    -------------               -------------
                                                 37,445                     104,214          427,225                     583,167
------------------------------------------
------------------------------------------
Unsecured debt:
------------------------------------------
   7.875% senior notes                           97,250       7.88%               -           97,250     7.88%                 -
------------------------------------------
   Series B 10.03% senior notes                       -         - %               -           13,570     10.03%                -
------------------------------------------
   Capitalized costs                               (527)                          -             (947)                          -
------------------------------------------ ------------- ------------- ------------- -- ------------- ------------- -------------
                                            $   134,168                $ 104,214         $   537,098                 $    583,167
------------------------------------------ ------------- ------------- ------------- -- ------------- ------------- -------------

Secured Debt. At December 31, 2000 and 1999, recourse debt consisted of $35,015 and $163,045, respectively, of repurchase agreements secured by investments, $2,000 and $263,190, respectively, outstanding under secured credit facilities which are secured by loans held for sale or securitization, securities and other investments, and $431and $990, respectively, of amounts outstanding under a capital lease. The $2,000 borrowed at December 31, 2000 under the secured credit facility was repaid on January 2, 2001, and the facility was extinguished. At December 31, 2000, all recourse debt in the form of repurchase agreements was with Lehman Brothers, Inc., had overnight or one-day maturity, and bears interest at rates indexed to LIBOR. If Lehman Brothers, Inc. fails to return the collateral, the ultimate realization of the security by Dynex REIT may be delayed or limited.

At December 31, 2000, Dynex REIT had a secured non-revolving credit facility under which $66,765 of letters of credit to support tax-exempt bonds had been issued. The letters of credit were collateralized by approximately $22,318 of cash. These letters of credit were released during the first quarter of 2001, as a result of the purchase, sale or transfer of the underlying tax-exempt bonds, and the facility was extinguished.

The Company has entered into capital leases for financing its furniture and computer equipment. Interest expense on these capital leases was $52, $177, and $274 for the years ended December 31, 2000 1999, and 1998, respectively. The leases expire in 2002. The aggregate payments due under the capital leases for the remaining two years after December 31, 2000 are $212, and $255, respectively.

Unsecured Debt. As of December 31, 2000, Dynex REIT had $97,250 outstanding of its Senior Unsecured Notes issued in July 1997 and due July 15, 2002 (the "July 2002 Notes"). On March 30, 2000, the Company entered into an amendment to the related indenture governing the July 2002 Notes whereby the Company pledged to the Trustee of the 2002 Notes substantially all of the Company's unencumbered assets in its investment portfolio and the stock of its subsidiaries. In consideration of this pledge, the indenture was further amended to provide for the release of the Company from certain covenant restrictions in the indenture, and specifically provided for the Company's ability to make distributions on its capital stock in an amount not to exceed the sum of (a) $26,000 , (b) the cash proceeds of any "permitted subordinated indebtedness", (c) the cash proceeds of the issuance of any "qualified capital stock", and (d) any distributions required in order for the Company to maintain its REIT status. In addition, the Company entered into a Purchase Agreement with holders of 50.1% of the July 2002 Notes which require the repayment of amounts due under the indenture prior to maturity at various discounts based on a computation of available cash. On March 30, the Company retired $29,484 of July 2002 Notes for $26,536 in cash under the Purchase Agreement. The discounts provided for under the Purchase Agreement are as follows: by April 15, 2001, 10%; by July 15, 2001, 8%; by October 15, 2001,
6%; by January 15, 2002, 4%; by March 1, 2002, 2%;  thereafter  until  maturity,
0%.

NOTE 9 - FAIR VALUE AND ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS No. 107") requires the disclosure of the estimated fair value of on-and off-balance-sheet financial instruments. The following table presents the amortized cost and estimated fair values of Dynex REIT's financial instruments as of December 31, 2000 and 1999:

------------------------------------------ ---------------------------------------- ----------------------------------------
                                                            2000                                     1999
                                           ---------------------------------------- ----------------------------------------
                                             Notional     Amortized       Fair        Notional     Amortized       Fair
Recorded financial instruments:               Amount         Cost         Value        Amount        Cost         Value
------------------------------------------ ------------- ------------- ------------ ------------- ------------ -------------

Assets:
  Collateral for collateralized bonds       $        -   $  3,164,100   $3,042,158   $        -    $3,734,310   $3,699,829

  Securities                                         -        12,011         9,364            -       135,431      126,675
  Other investments                                  -        44,010        44,010            -        48,927       48,752
  Loans held for sale                                -        17,376        17,376            -       236,332      237,192
  Interest rate cap agreements                       -             -             -    1,364,000         7,190        1,920
Liabilities:
   Non-recourse debt                                 -     2,856,728     2,856,728            -     3,282,378    3,282,378
   Recourse debt:
     Secured by collateralized bonds
      retained                                       -        32,910        32,910            -       144,746      144,746
     Secured by investments                          -         4,105         4,105            -       282,479      282,479
     Unsecured                                       -        96,723        87,737            -       109,873       80,747

Off-balance sheet financial instruments:
------------------------------------------ ------------- ------------- ------------ ------------- ------------ -------------

Interest rate swap agreements                        -             -             -    1,020,000             -       (1,259)
Commitments to fund loans                            -             -             -       54,668        (3,948)      49,066
------------------------------------------ ------------- ------------- ------------ ------------- ------------ -------------

The fair value of collateral for collateralized bonds, securities, other investments, loans held for sale and interest rate cap agreements is based on actual market price quotes, or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions. Secured recourse debt is short-term in nature and reprices at least monthly. Therefore, the carrying value approximates the fair value. Non-recourse debt is both floating and fixed, and is considered within the security structure along with the associated collateral for collateralized bonds. For unsecured debt maturing in less than one year, carrying value approximates fair value. For unsecured debt with a maturity of greater than one year, the fair value was determined by calculating the present value of the projected cash flows using appropriate discount rates. The fair value of the off-balance sheet financial instruments excluding the commitments to fund loans was determined from actual market quotes. The fair value of the commitments to fund loans was estimated assuming the loans were securitized at current market rates.

Derivative Financial Instruments Used for Interest Rate Risk Management
Dynex REIT may engage in derivative financial instrument activities for the purpose of interest rate risk management and yield enhancement. As of December 31, 2000, Dynex REIT had no freestanding derivative financial instrument positions outstanding. As of December 31, 1999, all of Dynex REIT's outstanding derivative financial positions were for interest rate risk management. For all derivative financial instruments, Dynex REIT has credit risk to the extent that the counterparties do not perform their obligation under the agreements. If one of the counterparties does not perform, Dynex REIT would not receive the cash to which it would otherwise be entitled under the conditions of the agreement.

Interest rate cap agreements. At December 31, 1999, Dynex REIT had LIBOR and one-year Constant Maturity Treasury (CMT) index based interest rate cap agreements to limit its exposure to the lifetime interest rate caps on certain of its ARM securities and collateral for collateralized bonds. Contract rates on these cap agreements ranged from 9.0% to 11.5%, with expiration dates ranging from 2001 to 2004. The Company sold these cap agreements in 2000 along with the sale of the associated securities being hedged.

Interest rate swap agreements. Dynex REIT may enter into various interest rate swap agreements to limit its exposure to changes in financing rates of collateral for collateralized bonds and certain securities. As of December 31, 1999, Dynex REIT had entered into a series of interest rate swap agreements which limited the increase in borrowing costs in any six-month period to 1% for $1,020,000 notional amount of short-term borrowings. Pursuant to the terms of this agreement, Dynex REIT paid the lesser of current six-month LIBOR, or six-month LIBOR in effect 180-days prior plus 1%, and received current 6-month LIBOR. The Company paired-out of this position in 2000 in connection with the sale of associated securities being hedged.


     Derivative Financial Instruments Used for Other Than Risk Rate Management Purposes The Company may enter into financial futures, forwards and options contracts to enhance the overall yield on its investment portfolio. Such derivative contracts are accounted for as trading positions, and generally are for terms of less than three months. The Company realized gross gains of none, $4,160 and $4,136 from these contracts in 2000, 1999 and 1998, respectively, primarily from premium income received on options contracts written. The Company realized gross losses of none, $14 and $5,565 from these contracts in 2000, 1999 and 1998, respectively. There were no open trading positions at December 31, 2000.

NOTE 10 - SALE OF LOAN PRODUCTION OPERATIONS

On December 20, 1999, the Company sold its manufactured housing lending operations, which was operated through its affiliate, Dynex Financial, Inc. ("DFI"), to a subsidiary of Bingham Financial Services Corporation (NYSE: BFSC) ("BFSC") for $18,602. Under the terms of the sale, BFSC purchased all of the outstanding stock of DFI, certain computer software rights, and manufacturing housing loans which had been held in warehouse at the time of the sale. As a result of the sale, the Company recorded a net gain of $1,540. Dynex REIT is currently engaged in arbitration with BFSC related to approximately $832 of amounts due under the associated purchase agreement that BFSC has unilaterally withheld from payment. BFSC has alleged that it overpaid for loans purchased from the Company during the period from October 12, 1999 to closing. The Company disputes this allegation and believes it will recover this amount through the arbitration..

On November 10, 1999, the Company sold its model home purchase/leaseback operations and related assets, which were operated through its affiliate, Dynex Residential, Inc., to Residential Funding Corporation, an indirect subsidiary of General Motors Corporation for $194,989. As a result of the sale, the Company recorded a net gain of $6,136. The provisions of the sale included indemnification escrows and reserves amounting to $3,000. $2,000 of the escrow was released in December 2000, and the balance is expected to be released without set-off for indemnification, in 2001.

NOTE 11 - EARNINGS PER SHARE

The following table reconciles the numerator and denominator for both the basic and diluted EPS for the years ended December 31, 2000, 1999, and 1998.

------------------------------------- -------------------------- -- ---------------------------- -- ----------------------------
                                                2000                           1999                            1998
                                      -------------------------- -- ---------------------------- -- ----------------------------
-------------------------------------
                                                    Weighted-Average                Weighted-Average                Weighted-Average
                                                     Number of                       Number of                       Number of
                                      Income          Shares        Income            Shares        Income            Shares
                                       (loss)                         (loss)                          (loss)
------------------------------------- ---------- -- ------------ -- ----------- --- ------------ -- ----------- --- ------------

Income (loss) before extraordinary     $(91,863)                     $(73,618)                        $ 20,148
item
Extraordinary item - loss on
   extinguishment of debt                     -                        (1,517)                           (571)
                                      ----------                    -----------                     -----------
Net income (loss) after                 (91,863)                      (75,135)                          19,577
extraordinary item
Less: Dividends payable on              (12,911)                      (12,910)                         (13,019)                -
   preferred stock
                                      ----------    ------------    -----------     ------------    -----------     ------------
                                                    ------------                    ------------                    ------------
        Basic                          (104,774)     11,445,236       (88,045)       11,483,977          6,558        11,436,599

Effect of dividends and additional
   shares
  of Series A, Series B, and Series           -               -              -                 -             -                 -
  C preferred stock
                                      ----------     -----------    -----------     ------------    -----------     ------------
       Diluted                         $(104,774)    11,445,236      $(88,045)      11,483,977       $   6,558        11,436,599
                                      ==========     ===========    ===========     ============    ===========     ============

Earnings per share before extraordinary item:
     Basic EPS                                            (9.15)                        ($7.53)                            $0.62
                                                     ===========                    ============                    ============
     Diluted EPS                                          (9.15)                        ($7.53)                            $0.62
                                                     ===========                    ============                    ============

Earnings per share after extraordinary item:
     Basic EPS                                            (9.15)                        ($7.67)                            $0.57
                                                     ===========                    ============                    ============
     Diluted EPS                                          (9.15)                        ($7.67)                            $0.57
                                                     ===========                    ============                    ============

Reconciliation of anti-dilutive
shares:
   Dividends and additional shares of preferred stock:
       Series A                        $  3,063         654,531     $ 3,063            654,531       $   3,111           660,812
       Series B                           4,475         956,217          4,475         956,217           4,535           959,282
       Series C                           5,373         920,000          5,372         920,000           5,373           920,000
   Expense and incremental shares
     of stock appreciation rights             -               -              -          28,931             929            15,226
                                      ----------     -----------    -----------     ------------    -----------     ------------
                                       $ 12,911       2,530,748      $ 12,910        2,559,679       $  13,948         2,555,320
                                      ==========     ===========    ===========     ============    ===========     ============

------------------------------------- ---------- --- ----------- -- ----------- --- ------------ -- ----------- --- ------------

During 1999, Dynex REIT exercised its call rights on two series of previously issued collateralized bonds and re-securitized these two series along with six series of previously issued collateralized bonds redeemed in 1998. This re-securitization resulted in $2,114 of additional costs in 1999. In addition, Dynex REIT purchased $2,750 of the 2002 Notes during 1999, which resulted in an extraordinary gain of $597. During 1998, Dynex REIT redeemed six series of previously issued collateralized bonds, which resulted in $571 of additional costs related to such redemptions. As a result of these early redemptions, both the basic and diluted earnings per share were reduced by $0.14 during 1999 and $0.05 during 1998.

NOTE 12 - PREFERRED STOCK

The following table presents a summary of Dynex REIT's issued and outstanding preferred stock:

--------------------------------------------------------------------------------------------------------------------------
                                                                           Issue                Dividends Paid
                                                                            Price                   Per Share
                                                                                      ------------------------------------
                                                                          Per Share        2000        1999       1998
--------------------------------------------------------------------------------------------------------------------------

  Series A 9.75% Cumulative Convertible Preferred Stock ("Series A")       $ 24.00    $        -    $    1.17  $   2.37
  Series B 9.55% Cumulative Convertible Preferred Stock ("Series B")         24.50          -            1.17      2.37
  Series C 9.73% Cumulative Convertible Preferred Stock ("Series C")         30.00          -            1.46      2.92
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

No shares of Series A, B or C preferred stock were converted during 1999 or 2000.

The Company has not declared a dividend on its preferred stock dating back to the third quarter of 1999. As of December 31, 2000, the total amount of dividends in arrears was $19,367. Individually, the amount of dividends in arrears on the Series A, the Series B and the Series C was $4,595 ($3.51 per Series A share), $6,713 ($3.51 per Series B share) and $8,059 ($4.38 per Series C share), respectively.


NOTE 13 - NET LOSS ON SALES, WRITE-DOWNS AND IMPAIRMENT CHARGES

The following table sets forth the composition of net loss on sales, write-downs and impairment charges for the years ended December 31, 2000, 1999, and 1998.

------------------------------------------- --------- -----------------------------------------
                                                                For the years ended,
                                                    2000           1999            1998
----------------------------------------------------------------------------------------------

Phase-out of commercial production operations        $50,940     $  59,962    $             -
Sales of investments                                  15,872        12,682          2,714
AutoBond litigation and AutoBond securities           11,012        31,732         17,632
Sales of loan production operations                      228        (7,676)             -
Other                                                    464             -              -
----------------------------------------------------------------------------------------------
                                                   $  78,516     $  96,700      $  20,346
----------------------------------------------------------------------------------------------

     During the years ended December 31, 2000 and 1999, Dynex REIT incurred losses related to the phasing-out of its commercial production operations, including the sale of substantially all of Dynex REIT's remaining commercial and multifamily loans not previously securitized. During 1999, Dynex REIT reclassified loans with a principal balance of $261,925 from held for securitization to held for sale, and recognized a loss of $31,597 to adjust the carrying value of these loans to the lower of cost or market at December 31, 1999. The reclassification was necessary as Dynex REIT no longer had the intent nor the ability to hold such loans to maturity. During 2000, Dynex REIT sold substantially all of its remaining loans held for sale, and including the lower of cost or market adjustment for those loans held for sale remaining at December 31, 2000, incurred losses aggregating $20,656 during 2000. Dynex REIT also wrote-off $28,365 during 1999 of previously deferred hedging costs related to the expiration of the forward commitments to fund $255,577 of multifamily and commercial loans. During 2000, Dynex REIT incurred losses of $30,284 related to a conditional repurchase option to purchase $167,800 of tax-exempt bonds secured by multifamily mortgage loans, and which Dynex REIT did not exercise. The counterparty to the option agreement retained $30,284 of cash in collateral as a result.

Dynex REIT incurred gross gains of none, $285, and $8,481 and gross losses of $15,872, $9,598, and $8,532 related to the sales of investments in 2000, 1999, and 1998, respectively. Gross losses included write-downs and impairment charges recorded in anticipation of the sale of such investments. Investments and trading activities for the year ended December 31, 1999 also includes losses of $7,386 related to the sale of $58,724 of commercial loans during the year and gains of $4,176 on various derivative trading positions entered into during the year ended December 31, 1999.

As discussed in Note 16, the Company settled the outstanding litigation with AutoBond Acceptance Corporation ("AutoBond") for $20,000 during 2000. Dynex REIT had accrued a reserve in December 1999 for $27,000 related to the litigation. Dynex REIT reversed $5,600 of this reserve during the year ended December 31, 2000. As a condition to the settlement, Dynex REIT received all of the outstanding capital stock of the AutoBond entities (the "AutoBond Entities") from which Dynex REIT had previously purchased securities, and the AutoBond Entities were included in Dynex REIT's consolidated financial statements from that point forward. The Company recorded permanent impairment charges of $16,612, resulting from write-downs required on securities that Dynex REIT owned that it had purchased previously in 1998 and 1999 from the AutoBond Entities. During the fourth quarter 2000, the Company completed the sale of substantially all of the remaining outstanding securities and loans issued or owned by the AutoBond Entities. In 1999, Dynex REIT recorded an impairment charge of $4,732 relating to the Funding Notes and Securities held by the Company at December 31, 1999. In 1998, Dynex REIT recorded an impairment charge of $17,632 relating to the Funding Notes, a senior unsecured convertible note acquired from AutoBond in June 1998 and certain equity securities of AutoBond held by the Company at December 31, 1998.

See Note 10, Sale of Loan Production Operations, for discussion of the gain from sale of such operations recorded during the year ended December 31, 1999

NOTE 14 - EMPLOYEE BENEFITS

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

The Company expensed $276 for SARs and DERs related to the Employee Incentive Plan during 2000, and there was no expense during 1999 and 1998.

Stock Incentive Plan for Outside Directors
In 1995, Dynex REIT adopted a Stock Incentive Plan for its Board of Directors (the "Board Incentive Plan") with terms similar to the Employee Incentive Plan. On May 1, 1995, the date of the initial date of grant under the Board Incentive Plan, each member of the Board of Directors was granted 14,000 SARs. Each Board member has subsequently received a grant of 2,000 SARs on May 1, 1996, 1997, 1998, and 1999. The SARs granted on May 1, 1995 were fully vested on May 1, 1998. Each successive award will become exercisable as to 20% of the granted amounts each year after the date of grant. The maximum period in which any SAR may be exercised is 73 months from the date of grant. The maximum number of shares of common stock encompassed by the SARs granted under the Board Incentive Plan is 200,000.

Dynex REIT expensed $14 for SARs and DERs related to the Board Incentive Plan during 2000 and there was no expense during 1999 and 1998.

The Agreement and Plan of Merger entered into between the Company and CIF contemplated that SARs granted under both the Employee Incentive Plan and the Board Incentive Plan and related DERs outstanding would be redeemed prior to the effective date of the merger. Accordingly, the Company redeemed for cash all issued and outstanding SARs and related DERs, valuing the SARs and related DERs using a common option-valuation technique and the consideration for the common stock to be paid by CIF. As a result, there were no further SARs or DERs outstanding at December 31, 2000.

The following table presents a summary of the SARs activity for both the Employee Incentive Plan and the Board Incentive Plan.

---------------------------------- --------------------------------------------------------
                                                   Years ended December 31,
--------------------------------------------------------------------------------------
                                              2000                           1999
------------------------ ----- ------------------------ ---- -------------------------
                                                   Weighted-Average              Weighted-Average               Weighted-Average
                                                   Exercise                      Exercise                       Exercise
                                      Number of      Price           Number of     Price           Number of      Price
                                        Shares                        Shares                         Shares
  ---------------------------------- ------------- ---------- ----- ------------ ----------- ---- ------------- -----------

SARs outstanding at beginning of
  year                                  278,712    $  42.41            219,695     $44.72            173,723      $43.48
  SARs granted                           94,500        8.81            111,858      14.00             64,775       47.00
  SARs forfeited                       (288,151)      27.17            (33,316)     34.15             (5,303)      48.48
  SARs exercised                        (85,061)      26.89            (19,525)     10.86            (13,500)      28.16

  ---------------------------------- ------------- --------------- ------------ ----------- ---- ------------- -----------
  SARs outstanding at end of year             -        -               278,712      33.33            219,695      $44.72
  ---------------------------------- ------------- --------------- ------------ ----------- ---- ------------- -----------
  SARs vested and exercisable                 -        -               103,458      42.41             85,120      $41.52
  ---------------------------------- ------------- ---------- ----- ------------ ----------- ---- ------------- -----------

     The Company adopted the disclosure-only option under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123") in 1999. If the fair value accounting provisions of FAS No. 123 had been adopted as of January 1, 1996 the pro forma effect on the 1999, and 1998 would have been immaterial.

Employee Savings Plan
The Company provides an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Employee Savings Plan allows eligible employees to defer up to 12% of their income on a pretax basis. The Company matches the employees' contribution, up to 6% of the employees' eligible compensation. The Company may also make discretionary contributions based on the profitability of the Company. The total expense related to the Company's matching and discretionary contributions in 2000, 1999, and 1998 was $130, $541, and $497, respectively. The Company does not provide post employment or post retirement benefits to its employees.

401(k) Overflow Plan
During 1997, the Company adopted a non-qualifying overflow plan which covers employees who have contributed to the Employee Savings Plan the maximum amount allowed under the Internal Revenue Code. The excess contributions are made to the overflow plan on an after-tax basis. However, the Company partially reimburses employees for the effect of the contributions being made on an after-tax basis. The Company matches the employee's contribution up to 6% of the employee's eligible compensation. The total expense related to the Company's reimbursements in 2000, 1999, and 1998 was $8, $60, and $56, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

In 1999 and 1998, Dynex REIT facilitated the issuance of tax-exempt multifamily housing bonds, the proceeds of which were used to fund construction mortgage loans on multifamily properties. These tax-exempt bonds were sold to third party investors. Dynex REIT enters into various standby commitment and similar agreements whereby Dynex REIT is required to pay principal and interest to the bondholders in the event there is a payment shortfall from the borrower, and is required to repurchase bonds if the bonds cannot be successfully re-marketed. Dynex REIT provided letters of credit to support its obligations in an amount equal to $66,765 at December 31, 2000. These letters of credit at December 31, 2000 were secured by cash in the amount of $22,318, which is restricted until such time that these letters of credit are released. These letters of credit were released in the first quarter of 2001 as a result of the purchase, sale or transfer of the underlying tax-exempt bonds. The Company incurred aggregate losses of $4,186 relating to the release of these letter of credits and such amount was accrued in the accompanying financial statements as of December 31, 2000.

As of December 31, 2000, Dynex REIT is obligated under noncancelable operating leases with expiration dates through 2005. Rent and lease expense under those leases was $442, $278, and $336, respectively in 2000, 1999, and 1998. The future minimum lease payments under these noncancelable leases are as follows:
2001--$440; 2002--$365; 2003--$340 and 2004--$278 and 2005--$82.

NOTE 16 - LITIGATION

On February 8, 1999, AutoBond Acceptance Corporation et al ("AutoBond") commenced an action in the District Court of Travis County, Texas (250th Judicial District) against the Company alleging that the Company breached the terms of a Credit Agreement, dated June 9, 1998. The terms of the Credit Agreement provided for the purchase by the Company of funding notes and collateralized by automobile installment contracts acquired by AutoBond. The Company suspended purchasing the funding notes in February 1999 on grounds that AutoBond had violated certain provisions of the Credit Agreement. On June 9, 2000, the Company settled the matter with AutoBond for a cash payment of $20,000. In return for the payment, the Company received a complete release of all claims against it by AutoBond, and ownership of the AutoBond subsidiaries which own the underlying automobile installment contracts. In February 2001, the Company resolved a matter related to AutoBond to the mutual satisfaction of the parties involved. In connection with the resolution of this matter, the Company received $7,500.

As discussed in Note 3, the Company is involved in litigation with CIF related to the termination of the Agreement and Plan of Merger entered into with CIF for the purchase of all of the equity securities of the Company for $90,000. The Company does not expect that the resolution of this matter will have a materially adverse effect on its financial position.

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

NOTE 17 - SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

---------------------------------------------------------- ----------------------------------------------------
                                                                        Years ended December 31,
---------------------------------------------------------- ----------------------------------------------------
                                                                 2000               1999               1998
  ---------------------------------------------------------- --------------    ---------------    ---------------

  Cash paid for interest                                     $   249,699       $   264,130        $   319,626
  ----------------------------------------------------------

  ----------------------------------------------------------
  Supplemental disclosure of non-cash activities:
  ----------------------------------------------------------
       Collateral for collateralized bonds owned
       subsequently securitized                              $         -       $ 1,607,891        $         -
  ----------------------------------------------------------
       Securities owned subsequently securitized             $      71,209     $     4,986        $   257,959
  ----------------------------------------------------------
       Other investments owned subsequently securitized      $         -       $         -        $    37,221
  ---------------------------------------------------------- -------------- -- --------------- -- ---------------

NOTE 18 - RELATED PARTY TRANSACTIONS

Dynex REIT had a credit arrangement with DHI whereby DHI and any of DHI's subsidiaries can borrow funds from Dynex REIT to finance its operations. Under this arrangement, Dynex REIT can also borrow funds from DHI. The terms of the agreement allow DHI and its subsidiaries to borrow up to $50 million from Dynex REIT at a rate of Prime plus 1.0%. Dynex REIT can borrow up to $50 million from DHI at a rate of one-month LIBOR plus 1.0%. This agreement has a one-year maturity which is extended automatically unless notice is received from one of the parties to the agreement within 30 days of the anticipated termination of the agreement. Effective as of December 31, 2000, DHI liquidated its operations in a taxable liquidation pursuant to sections 331 and 336 of the Internal Revenue Code. Prior to the liquidation, effective as of November 1, 2000, DHI sold several of its operating companies to Dynex REIT at their respective estimated fair value. These operating companies are included in the consolidated financial statements of Dynex REIT at December 31, 2000. As of December 31, 2000 as a result of the liquidation, amounts due to DHI under the borrowing arrangement were forgiven. As of December 31, 1999, net borrowings due to DHI under this agreement totaled $26,720. Net interest expense under this agreement was $1,403, $706 and $992 for the years ended December 31, 2000, 1999 and 1998, respectively.

Dynex REIT had a funding agreement with Dynex Commercial, Inc. ("DCI"), formerly an operating subsidiary of DHI, whereby Dynex REIT paid DCI a fee for commercial mortgage loans transferred to Dynex REIT from DCI. Dynex REIT paid DCI $288, $2,147 and $4,753, respectively under this agreement for the years ended December 31, 2000, 1999 and 1998.

     Prior to the sale of its manufactured housing lending operations in December 1999, Dynex REIT had a loan funding agreement with Dynex Financial, Inc. ("DFI"), an operating subsidiary of DHI, whereby Dynex REIT paid DFI on a fee plus cost basis for the origination of manufactured housing loans on behalf of Dynex REIT. During 1999 and 1998, Dynex REIT paid DFI $12,369 and $15,771, respectively under such agreement. This agreement was terminated as a result of the sale of the manufactured housing operations during 1999.

Prior to its sale, Dynex REIT had note agreements with Dynex Residential, Inc. ("DRI"), formerly an operating subsidiary of DHI, whereby DRI and its subsidiaries could borrow up to $287,000 from Dynex REIT on a secured basis to finance the acquisition of model homes from single-family home builders. The interest rate on the note was adjustable and was based on 30-day LIBOR plus 2.875%. On November 10, 1999, as discussed in Note 10, DRI was sold to Residential Funding Corporation, and SMFC Funding Corporation ("SMFC") at the time an affiliate of DRI and a subsidiary of DHI, assumed notes from DRI with an unpaid principal balance of $4,577. The remainder of the DRI notes were paid off at the time of the sale There was no outstanding balance on the SMFC notes as of December 31, 2000 and the outstanding balance of the note as of December 31, 1999 was $4,274. Interest income recorded by Dynex REIT for the years ended December 31, 2000, 1999, and 1998 was $164, $12,793, and $11,971, respectively.

Dynex REIT had entered into subservicing agreements with DCI, Dynex Commercial Services, Inc. ("DCSI"), DFI and GLS Capital Services, Inc ("GLS") to service commercial, single family, and consumer loans and property tax receivables. All of these entities were formerly subsidiaries of DHI. For servicing the commercial loans, DCI or DSCI, as applicable, received an annual servicing fee of 0.02% of the aggregate unpaid principal balance of the loans. DSCI sold the majority of its commercial mortgage loan servicing portfolio to a third-party in 2000. For servicing the single family mortgage, consumer and manufactured housing loans, DFI received annual fees ranging from sixty dollars ($60) to one hundred forty-four dollars ($144) per loan and certain incentive fees. The subservicing agreement with DFI was terminated due to the sale of DFI on December 20, 1999. A new subservicing agreement was entered into with Bingham Financial Services Corporation, the new parent of DFI. For servicing the property tax receivables, GLS receives an annual servicing fee of 0.72% of the aggregate unpaid principal balance of the property tax receivables. Servicing fees paid by Dynex REIT under such agreements were $258, $2,873 and $1,061 in 2000, 1999 and 1998, respectively.

During 1999, the Company made a loan to Thomas H. Potts, president of the Company, as evidenced by a promissory note in the aggregate principal amount of $935 (the "Potts Note"). Interest accrued on the outstanding balance through 1999 at a simple interest rate of Prime plus one-half percent per annum, and for 2000, at the short-term monthly "applicable federal rate" (commonly known as the AFR rate) based on tables published by the Internal Revenue Service. Mr. Potts directly owns 399,502 shares of common stock of the Company, all of which have been pledged as collateral to secure the Potts Note. As of December 31, 2000, interest on the Potts Note was current and the outstanding balance of the Potts Note was $687.

NOTE 19- INVESTMENT IN AND ADVANCES TO DYNEX HOLDING, INC.

DHI was liquidated pursuant to Internal Revenue Code Sections 331 and 336 in a taxable liquidation effective December 31, 2000. The results of operations and financial position of DHI are summarized below:

--------------------------------------------------------- ----------------------------------------------------
Condensed Income Statement Information                                  Years ended December 31,
--------------------------------------------------------- ----------------------------------------------------
                                                            2000                1999               1998
--------------------------------------------------------- --------- ---- --------------- -- ------------------
Total revenues                                        $     4,157        $   40,710         $   30,126
--------------------------------------------------------------------------------------------------------------
Total expenses                                              4,838            42,653             27,645
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                            (681)           (1,943)             2,481
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------- ----------------------------------------
Condensed Balance Sheet Information                                            December 31,
--------------------------------------------------------------------- ----------------------------------------
                                                                                2000               1999
--------------------------------------------------------------------------- -------------- -- ----------------

Total assets                                                              $        -         $   36,822
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                                  -              9,075
--------------------------------------------------------------------------------------------------------------
Total equity                                                                       -             27,747
------------------------------------------------------------------------ ------------- -- --------------- ----

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