Form 10-Q
period 2001-03-31
DYNEX CAPITAL INC
filed 2001-05-15
CIK 826675

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2001

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

On April 30, 2001, the registrant had 11,444,206 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.

================================================================================

                               DYNEX CAPITAL, INC.
                                    FORM 10-Q

                                      INDEX

                                                                          Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at March 31, 2001
                  (unaudited) and December 31, 2000                         1

                  Consolidated Statements of Operations for the
                  three months ended March 31, 2001 and 2000
                  (unaudited)                                               2

                  Consolidated Statement of Shareholders' Equity
                  for the three months ended March 31, 2001
                  (unaudited)                                               3

                  Consolidated Statements of Cash Flows for
                  the three months ended March 31, 2001 and 2000
                  (unaudited)                                               4

                  Notes to Unaudited Consolidated Financial
                  Statements                                                5

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            13

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                              24


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                        26

         Item 2.  Changes in Securities and Use of Proceeds                26

         Item 3.  Defaults Upon Senior Securities                          26

         Item 4.  Submission of Matters to a Vote of Security Holders      26

         Item 5.  Other Information                                        26

         Item 6.  Exhibits and Reports on Form 8-K                         26


         SIGNATURES                                                        27

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

                                                                               (Unaudited)
                                                                                March 31,            December 31,
  ASSETS                                                                          2001                   2000
                                                                            -------------------    ------------------
  Investments:
    Collateral for collateralized bonds                                      $      2,894,775       $     3,042,158
    Securities                                                                          9,357                 9,364
    Other investments                                                                  32,280                42,284
    Loans held for sale                                                                 3,422                19,102
                                                                            -------------------    ------------------
                                                                                    2,939,834             3,112,908

  Cash, including restricted                                                           23,285                26,773
  Accrued interest receivable                                                              66                   323
  Other assets                                                                         25,154                19,592
                                                                            -------------------    ------------------
                                                                             $      2,988,339       $     3,159,596
                                                                            ===================    ==================

  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
  Non-recourse debt                                                          $      2,713,869       $     2,856,728
  Recourse debt                                                                        97,164               134,168
                                                                            -------------------    ------------------
                                                                                    2,811,033             2,990,896

  Accrued interest payable                                                              1,110                 3,775
  Accrued expenses and other liabilities                                                2,325                 7,794
                                                                            -------------------    ------------------
                                                                                    2,814,468             3,002,465
                                                                            -------------------    ------------------

  SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
        9.75% Cumulative Convertible Series A,
          1,309,061 issued and outstanding                                             29,900                29,900
        9.55% Cumulative Convertible Series B,
          1,912,434 issued and outstanding                                             44,767                44,767
        9.73% Cumulative Convertible Series C,
          1,840,000 issued and outstanding                                             52,740                52,740
  Common stock,  par value $.01 per share,
    100,000,000 shares authorized,
    11,446,206 and 11,446,206 issued and outstanding, respectively                        114                   114
  Additional paid-in capital                                                          351,999               351,999
  Accumulated other comprehensive loss                                              (119,496)             (124,589)
  Accumulated deficit                                                               (186,153)             (197,800)
                                                                            -------------------    ------------------
                                                                                      173,871               157,131
                                                                            -------------------    ------------------
                                                                             $      2,988,339       $     3,159,596
                                                                            ===================    ==================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS, UNAUDITED
(amounts in thousands except share data)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                         ----------------------------------------------------
                                                                                  2001                        2000
                                                                         -----------------------     ------------------------

Interest income:
   Collateral for collateralized bonds                                   $              61,113       $              70,230
   Securities                                                                              309                       1,976
   Other investments                                                                     1,927                       1,512
   Loans held for sale or securitization                                                   153                       5,374
                                                                         -----------------------     ------------------------
                                                                                        63,502                      79,092
                                                                         -----------------------     ------------------------

Interest and related expense:
   Non-recourse debt                                                                    50,125                      56,827
   Recourse debt                                                                         2,588                       8,886
   Other                                                                                   363                       1,788
   Net advances from Dynex Holding, Inc.                                                     -                         291
                                                                         -----------------------     ------------------------
                                                                                        53,076                      67,792
                                                                         -----------------------     ------------------------

Net interest margin before provision for losses                                         10,426                      11,300
Provision for losses                                                                   (6,589)                      (5,321)
                                                                         -----------------------     ------------------------

Net interest margin                                                                      3,837                       5,979

Net gain (loss) on sales, write-downs, impairment charges and                            7,087                     (13,433)
   litigation
Equity in net loss of Dynex Holding, Inc.                                                    -                        (719)
Other income                                                                               295                         122
                                                                         -----------------------     ------------------------
                                                                                        11,219                      (8,051)

General and administrative expenses                                                    (1,843)                      (2,403)
Net administrative fees and expenses to Dynex Holding, Inc.                                  -                        (250)
                                                                         -----------------------     ------------------------
Income (loss) before extraordinary item                                                  9,376                     (10,704)

Extraordinary item  - net gain on extinguishment of debt                                 2,271                           -
                                                                         -----------------------     ------------------------

Net income (loss) after extraordinary item                                              11,647                     (10,704)
Dividends on preferred stock                                                           (3,228)                      (3,228)
                                                                         -----------------------     ------------------------

Net income (loss) to common shareholders                                 $               8,419       $             (13,932)
                                                                         =======================     ========================
                                                                         =======================     ========================

Net income (loss) per common share before extraordinary item:
   Basic                                                                 $                0.54       $               (1.22)
                                                                         =======================     ========================
                                                                         =======================     ========================
   Diluted                                                               $                0.54       $               (1.22)
                                                                         =======================     ========================
                                                                         =======================     ========================

Net income (loss) per common share after extraordinary item:
   Basic                                                                 $                0.74       $               (1.22)
                                                                         =======================     ========================
                                                                         =======================     ========================
   Diluted                                                               $                0.74       $               (1.22)
                                                                         =======================     ========================
                                                                         =======================     ========================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, UNAUDITED
For the three months ended March 31, 2001
(amounts in thousands)


                                                                                      Accumulated
                                                                       Additional        Other
                                              Preferred      Common      Paid-in     Comprehensive    Accumulated
                                                Stock        Stock       Capital          Loss          Deficit        Total
                                              ------------ ------------------------- --------------- --------------- ------------

Balance at December 31, 2000                  $  127,407   $      114  $    351,999  $    (124,589)  $   (197,800)   $   157,131
                                                                                                                     ------------

Comprehensive income:
   Net income - three months ended                     -            -             -               -         11,647        11,647
     March 31, 2001
   Change in net unrealized loss on
     investments classified as
     available-for-sale during the period              -            -             -           5,093              -         5,093
                                              ------------ ------------------------- --------------- --------------- ------------
Total comprehensive income                                                                                                16,740
                                                                                                                     ------------

Balance at March 31, 2001                     $  127,407   $      114  $    351,999  $     (119,496) $   (186,153)   $   173,871
                                              ============ ========================= =============== =============== ============

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED
(amounts in thousands)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                --------------------------------------
                                                                                        2001                   2000
                                                                                ------------------  ------------------
 Operating activities:
   Net income (loss)                                                          $           11,647     $        (10,704)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Provision for losses                                                                6,589                5,321
       Net (gain) loss on sales, write-downs, impairment charges and                     (7,087)               13,433
         litigation
       Equity in net loss of Dynex Holding, Inc.                                               -                  719
       Extraordinary item  - net gain on extinguishment of debt                          (2,271)                    -
       Payment received from litigation settlement, net of legal fees                      7,111                    -
       Amortization and depreciation                                                       3,942                4,334
       Net change in accrued interest, other assets and other liabilities               (14,808)               (6,634)
                                                                                -----------------    -----------------
          Net cash provided by operating activities                                        5,123                6,469
                                                                                -----------------    -----------------

 Investing activities:
   Collateral for collateralized bonds:
     Principal payments on collateral                                                    142,581              120,868
     Decrease (increase) in accrued interest receivable                                      257                 (399)
     Net decrease in funds held by trustee                                                   104                  201
   Net decrease in loans held for sale or securitization                                  15,707                6,691
   Purchase of other investments                                                               -                 (553)
   Payments received on other investments                                                    554                1,758
   Proceeds from sales of  other investments                                                 233                     -
   Decrease (increase) in restricted cash                                                 20,301               (2,226)
   Payments received on securities                                                           276               13,135
   Proceeds from sales of securities                                                           -                2,468
   Investment in and net advances to Dynex Holding, Inc.                                       -               (4,017)
   Proceeds from sale of loan operations                                                   9,500                9,500
   Capital expenditures                                                                     (88)                    -
                                                                                -----------------    -----------------
        Net cash provided by investing activities                                        189,425              147,426
                                                                                -----------------    -----------------

 Financing activities:
   Collateralized bonds:
     Proceeds from issuance of bonds                                                           -               78,997
     Principal payments on bonds                                                       (143,653)             (120,034)
     Increase in accrued interest payable                                                    437                  963
   Repayment of senior notes                                                            (29,484)               (4,980)
   Repayment of recourse debt borrowings, net                                            (5,035)             (111,916)
                                                                                -----------------    -----------------
        Net cash used for financing activities                                         (177,735)             (156,970)
                                                                                -----------------    -----------------

 Net increase (decrease) in cash                                                          16,813               (3,075)
 Unrestricted cash, beginning of period                                                    3,485               18,505
                                                                                -----------------    -----------------
 Unrestricted cash, end of period                                                        $20,298     $         15,430
                                                                                =================    =================

 Cash paid for interest                                                         $         57,237     $         66,763
                                                                                =================    =================
                                                                                =================    =================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED  CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001
(amounts in thousands except share data)


NOTE 1--BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified REIT subsidiaries (together, "Dynex REIT"). Certain of the Company's operations were previously conducted through Dynex Holding, Inc. ("DHI"), a taxable affiliate of Dynex REIT. During 2000, Dynex REIT owned all of the outstanding non-voting preferred stock of DHI representing a 99% economic ownership interest in DHI. The common stock of DHI represented a 1% economic ownership of DHI and was owned by certain officers of Dynex REIT. For the three months ended March 31, 2000, DHI was accounted for under an accounting method similar to the equity method. In November 2000, certain subsidiaries of DHI were sold to Dynex REIT, and on December 31, 2000, DHI was liquidated in a taxable transaction into Dynex REIT. As a result of the liquidation, effectively all of the assets and liabilities of DHI have been transferred to Dynex REIT as of December 31, 2000. References to the "Company" mean Dynex Capital, Inc., its consolidated subsidiaries, and, to the extent they existed, DHI and its consolidated subsidiaries. All significant intercompany balances and transactions with Dynex REIT's consolidated subsidiaries have been eliminated in consolidation of Dynex REIT.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The Consolidated Balance Sheet at March 31, 2001, the Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000, the Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2001, the Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 and related notes to consolidated financial statements are unaudited. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2000.

Certain reclassifications have been made to the financial statements for 2000 to conform to presentation for 2001.

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

On a long-term basis, the Company believes that competitive pressures, including competing against larger companies which generally have significantly lower costs of capital and access to both short-term and long-term financing sources, will generally keep specialty finance companies like Dynex from earning an adequate risk-adjusted return on its invested capital. The Company's business operations are essentially limited to the management of its investment portfolio and the active collection of its portfolio of delinquent property tax receivables. The Company currently has no loan origination operations, and for the foreseeable future does not intend to purchase loans or securities in the secondary market. However, the Company will likely acquire delinquent property tax receivables in the future.

The Board of the Company initiated a process in the fall of 1999 to evaluate various courses of action to improve shareholder value given the depressed prices of the Company's preferred and common stocks. As a result of this evaluation, the Company entered into a merger agreement in November 2000; such agreement was subsequently terminated in January 2001 by the Company due to breaches by the other party. See Note 10 below. On April 2, 2001, the Company announced it was continuing to explore various courses of action to improve shareholder value and to provide greater liquidity for the Company's preferred and common stocks. Such alternatives included, among others: (i) the outright sale of the Company to a third party; (ii) the sale to a third party of either "permitted subordinated indebtedness" or "qualified capital stock"; and (iii) one or more distributions to shareholders as permitted by the indenture to the Company's July 2002 Senior Notes.

On April 30, 2001, the Company announced a tender offer to purchase up to $26,000 of its outstanding Series A, Series B and Series C Preferred Stock. The tender offer provides for the purchase of up to 500,000 shares of Series A Preferred Stock for a cash purchase price of $12.24 per share, up to 730,250 shares of its Series B Preferred Stock for a cash purchase price of $12.50 per share, and up to 702,700 shares of Series C Preferred Stock for a cash purchase price of $15.30 per share. The Company is not presently in negotiations with any third party regarding the sale of the Company or any investment in the Company. The Company expects that the tender offer will improve shareholder value and liquidity.

Cash - Restricted
At March 31, 2001 and December 31, 2000, cash in the aggregate amount of approximately $2,987 and $23,288, respectively, was held in escrow as collateral for letters of credit or to cover losses on securities not otherwise covered by insurance.


NOTE 2--NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic net income per common share and diluted net income per common share basis. Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights to the extent that there are rights outstanding, using the treasury stock method, but only if these items are dilutive. As a result of the two-for-one split in May 1997 and the one-for-four reverse split in July 2000 of Dynex REIT's common stock, the preferred stock is convertible into one share of common stock for two shares of preferred stock

The following table reconciles the numerator and denominator for both the basic and diluted net income per common share for the three months ended March 31, 2001 and 2000.

----------------------------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended March 31,

                                                             ---------------------------------------------------------------------
                                                                          2001                                2000
----------------------------------------------------------------------------------------------------------------------------------

                                                                                Weighted-Average                  Weighted-Average
                                                                                  Number of                          Number of
                                                                 Income             Shares           Income           Shares
                                                             ---------------    ----------------  -------------   ----------------

Income (loss)  before extraordinary item                     $        9,376                       $    (10,704)
Extraordinary item - net gain on extinguishment of debt               2,271                                  -
                                                             ---------------                      -------------
Net income (loss) after extraordinary item                           11,647                            (10,704)
Less:  Dividends on preferred stock                                  (3,228)                            (3,228)
                                                             ---------------    -------------     -------------   ---------------
Basic and diluted net income (loss) to common
 shareholders                                                $       8,419         11,446,206
                                                                                $     (13,932)        11,444,15
                                                             ===============    ==============    ==============  ================

Net income (loss) per common share before extraordinary item:
     Basic                                                                      $        0.54                      $      (1.22)
                                                                                =============                      =============
     Diluted                                                                    $        0.54                      $      (1.22)
                                                                                =============                      =============

Net income (loss) per common share after extraordinary item:
     Basic                                                                      $        0.74                      $      (1.22)
                                                                                =============                      =============
     Diluted                                                                    $        0.74                      $      (1.22)
                                                                                =============                      =============

Reconciliation  of  anti-dilutive  shares:
  Dividends and  additional  shares of preferred stock:
       Series A                                              $        766             654,531    $         766            654,531
       Series B                                                     1,119             956,217            1,119            956,217
       Series C                                                     1,343             920,000            1,343            920,000
   Expense and incremental shares of stock appreciation
     rights                                                             -                   -                -             24,539
                                                                                -------------    -------------     --------------
                                                             --------------
                                                             $      3,228           2,530,748    $       3,228          2,555,287
                                                             ==============     =============    =============     ==============

----------------------------------------------------------------------------------------------------------------------------------

NOTE 3 -- COLLATERAL FOR COLLATERALIZED BONDS AND SECURITIES

The following table summarizes Dynex REIT's amortized cost basis and fair value of investments classified as available-for-sale, as of March 31, 2001 and December 31, 2000, and the related average effective interest rates:

------------------------------------------------------------------------------------------------------------------------
                                                    March 31, 2001                           December 31, 2000
------------------------------------------------------------------------------------------------------------------------
                                                                Effective                                   Effective
                                                                 Interest                                    Interest
                                             Fair Value            Rate                Fair Value              Rate
------------------------------------------------------------------------------------------------------------------------
Collateral for collateralized bonds:
   Amortized cost                          $   3,035,785           8.0%             $     3,189,414             7.8%
   Allowance for losses                          (23,789)                                   (25,314)
------------------------------------------------------------------------------------------------------------------------
     Amortized cost, net                       3,011,966                                  3,164,100
  Gross unrealized gains                          36,337                                     37,803
  Gross unrealized losses                      (153,558)                                   (159,745)
------------------------------------------------------------------------------------------------------------------------
                                           $   2,894,775                            $     3,042,158
------------------------------------------------------------------------------------------------------------------------

Securities:
  Adjustable-rate mortgage securities              4,887           9.4%                       5,008           10.9%
  Fixed-rate mortgage securities                   1,456          11.0%                       1,505            9.3%
  Derivative and residual securities               5,344           9.9%                       5,553            7.9%
------------------------------------------------------------------------------------------------------------------------
                                                  11,687                                     12,066
  Allowance for losses                               (55)                                       (55)
 -----------------------------------------------------------------------------------------------------------------------
     Amortized cost, net                          11,632                                      12,011
     Gross unrealized gains                          568                                         411
     Gross unrealized losses                      (2,843)                                     (3,058)
------------------------------------------------------------------------------------------------------------------------
                                           $       9,357                            $          9,364
------------------------------------------------------------------------------------------------------------------------

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

Dynex  REIT  did  not  securitize   any  collateral   through  the  issuance  of
collateralized bonds during the first quarter of 2001.

Securities. Adjustable-rate mortgage securities ("ARM") consist of mortgage certificates secured by ARM loans. Fixed-rate mortgage securities consist of mortgage certificates secured by mortgage loans that have a fixed rate of interest for at least one year from the balance sheet date. Derivative securities are classes of collateralized bonds, mortgage pass-through certificates or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses.

Sale of Securities. Proceeds from sales of securities totaled $ 2,468 for the three months ended March 31, 2000. There were no security sales during the three months ended March 31, 2001. See Note 8, Net Gain(Loss) on Sales, Write-downs, Impairment Charges and Litigation for further discussion.


NOTE 4 - USE OF ESTIMATES

Dynex REIT uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments including collateral for collateralized bonds, are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Discount rates used are those which management believes would be used by willing buyers of these financial instruments at prevailing market rates. The discount rate used in the determination of fair value of the collateral for collateralized bonds at both March 31, 2001 and December 31, 2000 was 16%. Variations in market discount rates, prepayments rates and credit loss assumptions may materially impact the resulting fair values of the Company's financial instruments. Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of Dynex REIT's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements.


NOTE 5 -- RECOURSE DEBT

Dynex REIT utilizes repurchase agreements, notes payable and secured credit facilities (together, "recourse debt") to finance certain of its investments. The following table summarizes Dynex REIT's recourse debt outstanding at March 31, 2001 and December 31, 2000:

---------------------------------------------------------------------------------------------------------------
                                                              March 31, 2001               December 31, 2000
                                                       --------------------------     -------------------------

  Repurchase agreements                                        $     29,340                  $   35,015
  Credit facility                                                         -                       2,000
  Capital lease obligations                                             370                         430
                                                       --------------------------     -------------------------
                                                                     29,710                      37,445

  7.875% July 2002 Senior Notes                                      67,766                      97,250
  Net unamortized issuance costs                                       (312)                       (527)
                                                       --------------------------     -------------------------
                                                               $     97,164                  $  134,168
---------------------------------------------------------------------------------------------------------------

At March 31, 2001 and December 31, 2000, recourse debt consisted of $29,340 and $35,015, respectively, of repurchase agreements secured by investments and retained collateralized bonds, none and $2,000, respectively, outstanding under a revolving credit facility secured by other investments, and $370 and $430, respectively, of amounts outstanding under a capital lease. The secured revolving credit facility was extinguished in January 2001. At March 31, 2001, all recourse debt in the form of repurchase agreements was with Lehman Brothers, Inc., had overnight or "one-day" maturity, and bears interest at rates indexed to LIBOR. If Lehman Brothers, Inc. fails to return the collateral, the ultimate realization of the security by Dynex REIT may be delayed or limited.

As of December 31, 2000, Dynex REIT had $97,250 outstanding of its Senior Unsecured Notes issued in July 1997 and due July 15, 2002 (the "July 2002 Notes"). On March 30, 2001, the Company entered into an amendment to the related indenture governing the July 2002 Notes whereby the Company pledged to the Trustee of the July 2002 Notes substantially all of the Company's unencumbered assets in its investment portfolio and the stock of its subsidiaries. In consideration of this pledge, the indenture was further amended to provide for the release of the Company from certain covenant restrictions in the indenture, and specifically provided for the Company's ability to make distributions on its capital stock in an amount not to exceed the sum of (i) $26,000, (ii) the cash proceeds of any "permitted subordinated indebtedness", (iii) the cash proceeds of the issuance of any "qualified capital stock", and (iv) any distributions required in order for the Company to maintain its REIT status. In addition, the Company entered into a Purchase Agreement with holders of 50.1% of the July 2002 Notes which require the Company to purchase, and such holders to sell, their respective July 2002 Notes at various discounts prior to maturity based on a computation of the Company's available cash. On March 30, 2001 the Company retired $29,484 of July 2002 Notes for $26,536 in cash under the Purchase Agreement. The discounts provided for under the Purchase Agreement are as follows: by April 15, 2001, 10%; by July 15, 2001, 8%; by October 15, 2001, 6%;
by January 15, 2002, 4%; by March 1, 2002, 2%; thereafter until maturity, 0%.

At December 31, 2000, Dynex REIT had a secured non-revolving credit facility under which $66,765 of letters of credit to support tax-exempt bonds had been issued. These letters of credit were released during the first quarter of 2001, as a result of the purchase, sale or transfer of the underlying tax-exempt bonds, and the facility was extinguished.


NOTE 6-- ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. FAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under FAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted FAS No. 133 effective January 1, 2001. The adoption of FAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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


NOTE 7--DERIVATIVE FINANCIAL INSTRUMENTS

Dynex REIT may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures ("Interest Rate Agreements") to manage its sensitivity to changes in interest rates. These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. At the inception of the hedge, these instruments are designated as either hedge positions or trade positions using criteria established in FAS No. 133.

For Interest Rate Agreements designated as hedge instruments, Dynex REIT evaluates the effectiveness of these hedges against the financial instrument being hedged under various interest rate scenarios. The effective portion of the gain or loss on an Interest Rate Protection Agreement designated as a hedge is reported in accumulated other comprehensive income, and the ineffective portion of such hedge is reported in income.

As a part of Dynex REIT's interest rate risk management process, Dynex REIT may be required periodically to terminate hedge instruments. Any realized gain or loss resulting from the termination of a hedge is amortized into income or expense of the corresponding hedged instrument over the remaining period of the original hedge or hedged instrument.

If the underlying asset, liability or commitment is sold or matures, the hedge is deemed partially or wholly ineffective, or the criteria that was executed at the time the hedge instrument was entered into no longer exists, the Interest Rate Agreement is no longer accounted for as a hedge. Under these circumstances, the accumulated change in the market value of the hedge is recognized in current income to the extent that the effects of interest rate or price changes of the hedged item have not offset the hedge results or otherwise previously been recognized in income.

For Interest Rate Agreements entered into for trading purposes, realized and unrealized changes in fair value of these instruments are recognized in the consolidated statements of operations as trading activities in the period in which the changes occur or when such trade instruments are settled. Amounts payable to or receivable from counterparties, if any, are included on the consolidated balance sheets in accrued expenses and other liabilities. During the three months ended March 31, 2001, the Company entered into three separate short positions aggregating $1,300,000 on the June 2001, September 2001, and December 2001 90-day Eurodollar Futures Contracts. The Company entered into these positions to in effect lock-in its borrowing costs on a forward basis relative to its floating-rate liabilities. These instruments fail to meet the hedge criteria of FAS No. 133, and therefore are accounted for on a trading basis. Changes in market value for these contracts will be recognized in current period earnings. During the three months ended March 31, 2001, the Company recognized $246 in income related to these contracts.


NOTE 8 - NET GAIN (LOSS) ON SALES, WRITE-DOWNS, IMPAIRMENT CHARGES
         AND LITIGATION

The following table sets forth the composition of net gain (loss) on sales, write-downs and impairment charges for the three months ended March 31, 2001 and 2000.

--------------------------------------------------------------------------------
                                                Three months ended March 31,
                                    --------------------------------------------
                                             2001                   2000
                                    -------------------     --------------------

Phase-out of commercial
  production operations                       31                    (940)
Sales of investments                           -                 (12,463)
AutoBond litigation and
  AutoBond securities                      7,111                       -
Other                                        (55)                    (30)
--------------------------------------------------------------------------------
                                        $  7,087               $ (13,433)
--------------------------------------------------------------------------------

During the three months ending March 31, 2001 the Company resolved litigation related to AutoBond Acceptance Corporation to the mutual satisfaction of the parties involved. The Company received $7,111 net of legal fees incurred related to the litigation. During the three months ended March 31, 2000, the Company incurred losses of $12,160 related to the writedown of securities sold in April 2000, and $303 related to the sale of securities during the quarter. Also during the three months ended March 31, 2000, the Company incurred net losses of $940 related to phasing out its commercial production, including losses related to the sale of commercial loans.


NOTE 9 -- COMMITMENTS

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


NOTE 10 -- LITIGATION

On November 7, 2000, the Company entered into an Agreement and Plan of Merger with California Investment Fund, LLC ("CIF"), for the purchase of all of the equity securities of the Company for $90,000 (the "Merger Agreement"). The Merger Agreement obligated CIF to, among other things, deliver to the Company evidence of commitments for the financing of the acquisition based upon a predetermined timeline. CIF failed to deliver such evidence of the financing commitments pursuant to the terms of the Merger Agreement. Pursuant to a letter dated December 22, 2000, the Company agreed to forebear its right to terminate the Merger Agreement and extended the timeline. In return, CIF agreed to deliver written binding financing commitments and evidence of the consent of the holders of the July 2002 Notes to the merger transaction on or before January 25, 2001. On January 25, 2001, CIF failed to meet the requirements as set forth in the Merger Agreement and the letter of December 22, 2000, and the Company terminated the Merger Agreement effective January 26, 2001 and requested that the escrow agent release to the Company the $1,000 and 572,178 shares of common stock of the Company which CIF placed in escrow under the Merger Agreement (the "Escrow Amount"). On January 29, 2001, the Company filed for Declaratory Judgment in Federal District Court in the Eastern District of Virginia, Alexandria Division (the "Court"). CIF has filed a counterclaim and demand for jury trial and asked for damages of $45,000. On April 19, 2001, based on a motion brought by the Company, the Court dismissed CIF's claim for $45,000 of damages. The Company believes that the Agreement is clear that the maximum damages that CIF may recover from the Company is $2,000. The Company intends to defend itself vigorously against the counterclaim by CIF, and will seek the release of the Escrow Amount. The Company does not expect that the resolution of this matter will have a material effect on its financial statements.

In February 2001, the Company resolved a matter related to AutoBond Acceptance Corporation to the mutual satisfaction of the parties involved. In connection with the resolution of this matter, the Company received $7,111, net of related legal fees.

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


NOTE 11 -- RELATED PARTY TRANSACTIONS

During 2000, Dynex REIT had a credit arrangement with DHI whereby DHI and any of DHI's subsidiaries could borrow funds from Dynex REIT to finance its operations. Under this arrangement, Dynex REIT could also borrow funds from DHI. The terms of the agreement allowed DHI and its subsidiaries to borrow up to $50 million from Dynex REIT at a rate of Prime plus 1.0%. Dynex REIT could borrow up to $50 million from DHI at a rate of one-month LIBOR plus 1.0%. Effective with the liquidation of DHI at December 31, 2000, this credit agreement was terminated. Net interest expense under this agreement was $379 for the three months ended March 31, 2000.

During a portion of 2000, Dynex REIT had a funding agreement with Dynex Commercial, Inc. ("DCI"), an operating subsidiary of DHI, whereby Dynex REIT paid DCI a fee for loans transferred to Dynex REIT. Dynex REIT paid DCI $118 under this agreement for the three months ended March 31, 2000.

Dynex REIT has entered into subservicing agreements with Dynex Commercial Services, Inc. ("DCSI"), and GLS Capital Services, Inc ("GLS") to service commercial, single family, consumer, manufactured housing loans and property tax receivables. DCSI and GLS were subsidiaries of DHI in 2000, and are now subsidiaries of Dynex REIT. For servicing the commercial loans, DSCI receives an annual servicing fee of 0.02% of the aggregate unpaid principal balance of the loans. For servicing the property tax receivables, GLS receives an annual servicing fee of 0.72% of the aggregate unpaid principal balance of the property tax receivables. Servicing fees paid by Dynex REIT under such agreements were $82 during the three months ended March 31, 2000.

The Company has made a loan to Thomas H. Potts, president of the Company, as evidenced by a demand promissory note in the aggregate principal amount of $935 (the "Potts Note"). Mr. Potts directly owns 399,502 shares of common stock of the Company, all of which have been pledged as collateral to secure the Potts Note. Interest is charged on the Potts Note at the applicable short-term monthly applicable federal rate (commonly known as the AFR Rate) as published by the Internal Revenue Service. As of March 31, 2001, the outstanding balance of the Potts Note was $671.

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

                               FINANCIAL CONDITION
                  (amounts in thousands except per share data)

--------------------------------------------------------------------------------
                                             March 31, 2001    December 31, 2000
--------------------------------------------------------------------------------
Investments:
  Collateral for collateralized bonds        $  2,894,775      $  3,042,158
  Securities                                        9,357             9,364
  Other investments                                32,280            42,284
  Loans held for sale                               3,422            19,102

Non-recourse debt - collateralized bonds        2,713,869         2,856,728
Recourse debt                                      97,164           134,168

Shareholders' equity                              173,871           157,131

--------------------------------------------------------------------------------

Collateral for collateralized bonds
         Collateral for collateralized bonds consists primarily of securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family housing, fixed-rate loans secured by first liens on multifamily and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title and property tax receivables. As of March 31, 2001, the Company had 23 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $2.89 billion at March 31, 2001 compared to $3.04 billion at December 31, 2000. This decrease of $0.15 billion is primarily the result of $143.6 million in paydowns on the collateral.

Securities
     Securities consist primarily of adjustable-rate and fixed-rate mortgage-backed securities. Securities also include derivative and residual securities. Securities declined slightly during the three months ended March 31, 2001, from paydowns, which was partially offset by the improvement in the market value of the underlying securities during the quarter.

Other investments
         Other investments at March 31, 2001 consists primarily of property tax receivables. Other investments decreased from $42.3 million at December 31, 2000 to $32.3 million at March 31, 2001. This decrease is primarily the result of the receipt of the final $9.5 million annual principal payment on the note receivable from the 1996 sale of the Company's single family mortgage operations.

Loans held for sale
         Loans held for sale, which consists principally of commercial mortgage and mezzanine loans, decreased from $19.1 million at December 31, 2000 to $3.4 million at March 31, 2001 as the result of the sale of loans during the quarter. These loans are carried at the lower of cost or market.

Non-recourse debt
         Collateralized bonds issued by Dynex REIT are recourse only to the assets pledged as collateral, and are otherwise non-recourse to Dynex REIT. Collateralized bonds decreased from $2.9 billion at December 31, 2000 to $2.7 billion at March 31, 2001. This decrease was primarily a result of principal payments received on the associated collateral pledged which were used to pay down the collateralized bonds in accordance with the respective indentures.

Recourse debt
         Recourse debt decreased to $97.2 million at March 31, 2001 from $134.2 million at December 31, 2000. This decrease was due to a $29.5 million principal repayment made on the July 2002 notes, $5.7 million of repayments made on repurchase agreements, and $2.0 million final payment on a secured credit facility.

Shareholders' equity
         Shareholders' equity increased to $173.9 million at March 31, 2001 from $157.1 million at December 31, 2000. This increase was a combined result of a $5.1 million decrease in the net unrealized loss on investments available-for-sale from $124.6 million at December 31, 2000 to $119.5 million at March 31, 2001 and net income of $11.6 million during the three months ended March 31, 2001.

                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                          March 31,
                                                               -----------------------------------
(amounts in thousands except per share information)                2001              2000
--------------------------------------------------------------------------------------------------

Net interest margin                                            $      3,837      $      5,979
Net gain (loss) on sales, write-downs, impairment charges and         7,087           (13,433)
litigation
General and administrative expenses                                   1,843             2,403
Extraordinary item - gain on extinguishment of debt                   2,271                 -
Net income (loss) before preferred stock dividends                   11,647           (10,704)

Basic net income (loss) per common before extraordinary gain   $       0.54      $      (1.22)
Diluted net income (loss) per common before extraordinary gain $       0.54      $      (1.22)
Basic net income (loss) per common share after extraordinary   $       0.74      $      (1.22)
gain
Diluted net income (loss) per common share after               $       0.74      $      (1.22)
extraordinary gain

  Dividends declared per share:
     Common                                                    $          -      $          -
     Preferred                                                            -                 -
--------------------------------------------------------------------------------------------------

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000. The increase in net income and net income per common share during the three months ended March 31, 2001 as compared to the same period in 2000 is primarily the result of several non-recurring items, including the favorable settlement of litigation, and an extraordinary gain related to the early extinguishment of $29.5 million of the Company's July 2002 Notes versus losses in 2000 from the sale of certain securities. These items were partially offset by a decline in net interest margin from 2000 to 2001.

         Net interest margin for the three months ended March 31, 2001 decreased to $3.8 million from $6.0 million for the same period for 2000. This decrease was primarily the result of the decline in average interest-earning assets from $4.1 billion for the three months ended March 31, 2000 to $3.1 billion for the three months ended March 31, 2001. In addition, provision for losses increased to $6.6 million during the three months ended March 31, 2001 compared to $5.3 million during the three months ended March 31, 2000. This increase in provision for losses was a result of increasing the reserve for probable losses on various manufactured housing loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk.

         Net gain (loss) on sales, write-downs, impairment charges and litigation improved $20.5 million, from a loss of $13.4 million during the three months ended March 31, 2000, to a gain of $7.1 million during the three months ended March 31, 2001. During 2001, the Company favorably resolved litigation for $7.1 million net of legal expenses. During 2000, the Company incurred $12.2 million of losses related to the writedown of $23.7 million of securities which were sold during April 2000 and $0.3 million related to the sale of securities during the quarter. In addition, the Company incurred net losses of $0.9 million primarily related to the phasing out of its commercial lending operations

         The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                  Average Balances and Effective Interest Rates

------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended March 31,
                                                     -----------------------------------------------------------
                                                                2001                          2000
------------------------------------------------------------------------------------------------------------------
                                                         Average       Effective      Average       Effective
                                                         Balance         Rate         Balance          Rate
                                                     ----------------- ----------- ---------------- ------------

Interest-earning assets: (1)
   Collateral for collateralized bonds (2) (3)       $     3,067,884       7.97%   $    3,637,089        7.72%
   Securities                                                 11,878       9.82%          135,391        5.84%
   Other investments                                          32,159      19.51%           50,143       12.77%
   Loans held for sale or securitization                       4,635       8.09%          262,109        8.20%
                                                     ----------------- ----------- ---------------- ------------
     Total interest-earning assets                   $     3,116,556       8.09%   $    4,084,732        7.75%
                                                     ================= =========== ================ ============

Interest-bearing liabilities:
   Non-recourse debt (3)                             $     2,781,292       7.13%   $    3,255,742        6.91%
   Recourse debt - collateralized bonds retained              31,265       6.76%          131,525        6.48%
                                                     ----------------- ----------- ---------------- ------------
                                                           2,812,557       7.12%        3,387,267        6.89%

   Repurchase agreements and credit facilities                 2,105       6.49%          264,656        6.51%
   Other recourse debt - unsecured                                 -          -           106,636        8.84%
   Other recourse debt - secured                              96,933       8.27%               -            -
                                                     ----------------- ----------- ---------------- ------------
     Total interest-bearing liabilities              $     2,911,595       7.16%   $    3,758,559        6.93%
                                                     ================= =========== ================ ============
Net interest spread on all investments (3)                                 0.93%                         0.82%
                                                                       ===========                  ============
Net yield on average interest-earning assets (3)                           1.40%                         1.38%
                                                                       ===========                  ============

----------------------------------------------------------------------------------------------------------------

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $437 and $1,143 for the three months ended March 31, 2001 and 2000, respectively.
(3) Effective rates for non-recourse debt are calculated excluding non-interest related collateralized bond expenses. If included, the effective rate on interest bearing liabilities for the first quarter of 2001 and 2000 would be 6.98% and 6.99%, respectively.

     The net interest spread increased 0.11%, to 0.93% for the three months ended March 31, 2001 from 0.82% for the same period in 2000. Generally, the Company's net interest spread increased as a result in increasing yields on the Company's single-family adjustable rate ("ARM") loan portfolio included in collateral for collateralized bonds, the sale during 2000 of lower-yielding residual ARM trusts (which were financed in the first quarter of 2000 at a negative interest spread), and the improved yield in other investments, most notably from the delinquent property tax receivable portfolio. The effective rate on the Company's non-recourse debt does not necessarily reflect the recent reduction in short-term interest rates by the Federal Reserve. In addition, there has been no corresponding decline during the first quarter of 2001 in the effective yield on the collateral for collateralized bonds due to the `reset' lag (the loans generally adjust or `reset' every six or twelve months) on the $1.05 billion in single-family ARM loans that comprise a portion of the collateral for collateralized bonds. The delinquent property tax receivable portfolio yield improved as a result of the shift in the portfolio to higher yielding tax receivables.

     Over the past 15 months as the Company continued to reduce its operations and sold various assets, total interest-earning assets and interest-bearing liabilities have measurably declined and the mix of the investment portfolio has changed. For the three months ended March 31, 2001 compared to the three months ended March 31, 2000, average interest-earning assets declined $967 million, or approximately 24%. A large portion of such reduction relates to paydowns on the Company's adjustable-rate single-family mortgage loans and and the sale of fixed-rate commercial mortgage loans that were held for sale. The Company's portfolio now consists of approximately $1.0 billion of adjustable rate assets and $1.9 billion of fixed-rate assets. The Company currently finances approximately $180 million of the fixed-rate assets with non-recourse LIBOR based floating-rate liabilities, and to the extent that short-term rates continue to decline, the Company's net interest spread should continue to benefit. Once rates stabilize, however, the remaining single-family ARM loans should continue to reset downwards in rate which will have the impact of reducing net interest spread.

Interest Income and Interest-Earning Assets
         At March 31, 2001, $1.89 billion of the investment portfolio consists of loans which pay a fixed-rate of interest. Also at March 31, 2001, approximately $1.05 billion of the investment portfolio is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 64% of the ARM loans underlying the ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 26% of the ARM loans are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and ARM and fixed mortgage securities by type of underlying loan. This table excludes derivative and residual securities, other investments and loans held for sale.

                      Investment Portfolio Composition (1)
                                 ($ in millions)

----------------------------------------------------------------------------------------------------------------------------
                                                                     Other Indices
                              LIBOR Based ARM     CMT Based ARM     Based ARM Loans    Fixed-Rate Loans
                                   Loans              Loans                                                     Total
----------------------------------------------------------------------------------------------------------------------------
1999, Quarter 2              $         1,239.2  $           525.4  $           146.9   $         1,872.9  $         3,784.4
1999, Quarter 3                        1,112.7              461.4               135.9            2,095.4            3,805.4
1999, Quarter 4                        1,048.5              430.8               121.1            2,061.5            3,661.9
2000, Quarter 1                          976.7              362.6               117.4            2,029.4            3,486.1
2000, Quarter 2                          902.5              375.8               110.8            1,998.2            3,387.3
2000, Quarter 3                          830.1              348.9               103.2            1,960.8            3,243.0
2000, Quarter 4                          758.6              309.9                97.4            1,926.3            3,092.2
2001, Quarter 1                          688.4              271.6                91.3            1,892.8            2,944.1
----------------------------------------------------------------------------------------------------------------------------

(1) Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed-rate mortgage securities.

         The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, premiums on the collateral for collateralized bonds, ARM securities, fixed-rate mortgage securities at March 31, 2001 were $28.0 million, or approximately 0.94% of the aggregate balance of collateral for collateralized bonds, ARM securities and fixed-rate securities. Of this $28.0 million, $29.7 million relates to the premium on multifamily and commercial mortgage loans with a principal balance of $814.2 million at March 31, 2001, and that have average remaining prepayment lockouts or yield maintenance for at least [**another nine] years. Amortization expense as a percentage of principal paydowns has decreased from 1.64% for the three months ended March 31, 2000 to 1.43% for the same period in 2001. The principal prepayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 23% for the three months ended March 31, 2001. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans.

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
                                            Amortization         Annualized           Principal      Principal Paydowns
                        Net Premium           Expense               Rate               Paydowns
-------------------------------------------------------------------------------------------------------------------------

1999, Quarter 2          $     60.7          $   4.8                30%     $          338.4                1.42%
1999, Quarter 3                45.4              3.4                28%                239.6                1.40%
1999, Quarter 4                38.3              2.2                20%                165.0                1.41%
2000, Quarter 1                36.2              2.0                18%                122.6                1.64%
2000, Quarter 2                34.1              2.1                18%                131.6                1.56%
2000, Quarter 3                32.0              2.1                18%                134.1                1.59%
2000, Quarter 4                30.1              1.9                20%                134.7                1.41%
2001, Quarter 1                28.0              2.0                23%                142.6                1.43%
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

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)

----------------------------------------------------------------------------------------------------------------------
                            Outstanding        Credit Exposure,       Actual      Credit Exposure, Net of
                           Loan Principal             Net             Credit         Credit Reserves to
                              Balance         of Credit Reserves      Losses     Outstanding Loan Balance
----------------------------------------------------------------------------------------------------------------------
1999, Quarter 2           $   3,965.6          $        155.5         $  4.6              3.92%
1999, Quarter 3               3,949.2                   194.5            5.3              4.93%
1999, Quarter 4               3,770.3                   183.2            5.5              4.86%
2000, Quarter 1               3,679.6                   136.0            4.8              3.70%
2000, Quarter 2               3,677.3                   165.2            5.4              4.49%
2000, Quarter 3               3,503.1                   142.4            6.8              4.06%
2000, Quarter 4               3,245.3                   119.1            9.6              3.67%
2001, Quarter 1               3,137.0                   111.7            8.1              3.56%
----------------------------------------------------------------------------------------------------------------------

         The  following   table   summarizes   single  family   mortgage   loan,
manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which Dynex REIT has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding collateral balance has increased to 1.75% at March 31, 2001 from 1.72% at March 31, 2000. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of March 31, 2001, management believes the credit reserves are sufficient to cover anticipated losses which may occur as a result of current delinquencies presented in the table below.

                           Delinquency Statistics (1)

----------------------------------------------------------------------------------------------------------------------
                                                              90 days and over delinquent
                                 60 to 90 days delinquent                 (2)                          Total
----------------------------------------------------------------------------------------------------------------------

1999, Quarter 2                            0.30%                         1.82%                         2.12%
1999, Quarter 3                            0.23%                         1.72%                         1.95%
1999, Quarter 4                            0.27%                         1.37%                         1.64%
2000, Quarter 1                            0.26%                         1.46%                         1.72%
2000, Quarter 2                            0.34%                         1.52%                         1.86%
2000, Quarter 3                            0.35%                         1.61%                         1.96%
2000, Quarter 4                            0.37%                         1.59%                         1.96%
2001, Quarter 1                            0.20%                         1.55%                         1.75%
-------------------------------------------------------------------------------------------------------------------------

(1)      Excludes funding notes, other investments and loans held for sale or securitization.
(2)      Includes foreclosures, repossessions and REO.

     Recent  Accounting   Pronouncements
     Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. FAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted FAS No. 133 effective January 1, 2001. The adoption of FAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from a variety of sources. These sources have included cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments, common stock offerings through the dividend reinvestment plan, short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of collateralized bonds). Historically, cash flow generated from the investment portfolio has satisfied its working capital needs, and the Company has had sufficient access to capital to fund its loan production operations, on both a short-term (prior to securitization) and long-term (after securitization) basis. However, market conditions since October 1998 have substantially reduced the Company's access to capital. The Company has been unable to access short-term warehouse lines of credit, and has been unable to efficiently access the asset-backed securities market to meet its long-term funding needs. Largely as a result of its inability to access additional capital, the Company sold its manufactured housing and model home purchase/leaseback operations in 1999, and ceased issuing new commitments in its commercial lending operations. Since 1999, the Company has been focused on substantially reducing both its short-term debt and capital requirements, generally through the sale of assets.

Non-recourse Debt
         Dynex REIT, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex REIT. Collateral for collateralized bonds are not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At March 31, 2001, Dynex REIT had $2.7 billion of collateralized bonds outstanding.

Recourse Debt
         At December 31, 2000, the Company had a secured non-revolving credit facility under which $66.8 million of letters of credit to support tax-exempt bonds were outstanding. These letters of credit were secured, in part, by $22.3 million in cash held in escrow. These letters of credit were released during the first quarter of 2001 as a result of the purchase, sale or transfer of the underlying tax-exempt bonds, and the facility was extinguished.

         The Company also uses repurchase agreements to finance a portion of its investments. Repurchase agreements allow the Company to sell investments for cash together with a simultaneous agreement to repurchase the same investments on a specified date for a price which is equal to the original sales price plus an interest component. At March 31, 2001, the Company had repurchase agreements outstanding of $29.3 million, all with Lehman Brothers, Inc. (Lehman). These repurchase agreements remain on an "overnight" or one-day basis, and were secured by securities with an unpaid principal balance of approximately $102 million, and an estimated fair value of approximately $85 million. The majority of these securities are rated investment grade.

         Increases in short-term interest rates, long-term interest rates or market risk could negatively impact the valuation of securities and may limit the Company's borrowing ability or cause Lehman to initiate margin calls for securities financed using repurchase agreements. Additionally, certain investments are classes of securities rated AA, A or BBB that are subordinated to other classes from the same series of securities, and which further may be secured by less liquid collateral such as delinquent property tax receivables. These classes of securities may have less liquidity than classes of securities that are not subordinated, and the value of such classes is more dependent on the credit rating of the related insurer or the credit performance of the underlying loans or receivables. In instances of a downgrade of an insurer or the deterioration of the credit quality of the underlying collateral, the Company may be required to sell certain investments in order to maintain liquidity. If required, these sales could be made at prices lower than the carrying value of the assets, which could result in losses.

         As of March 31, 2001, the Company has $67.8 million outstanding of its senior notes issued in July 1997 and due July 15, 2002 (the "July 2002 Notes"). On March 30, 2001, the Company entered into an amendment to the related indenture governing the July 2002 Notes whereby the Company pledged to the Trustee of the July 2002 Notes substantially all of the Company's unencumbered assets and the stock of its subsidiaries. In consideration of this pledge, the indenture was further amended to provide for the release of the Company from certain covenant restrictions in the indenture, and specifically provided for the Company's ability to make distributions on its capital stock in an amount not to exceed the sum of (a) $26 million, (b) the cash proceeds of any "permitted subordinated indebtedness", (c) the cash proceeds of the issuance of any "qualified capital stock", and (d) any distributions required in order for the Company to maintain its REIT status. In addition, the Company entered into a Purchase Agreement with holders of 50.1% of the July 2002 Notes which require the Company to purchase, and such holders to sell, their respective July 2002 Notes at various discounts based on a computation of the Company's available cash. On March 30, 2001, the Company retired a net $29.5 million of the July 2002 Notes for $26.5 million in cash under the Purchase Agreement. The discounts provided for under the Purchase Agreement are as follows: by April 15, 2001, 10%; by July 15, 2001, 8%; by October 15, 2001, 6%; by January 15, 2002, 4%; by
March 1, 2002, 2%; thereafter until maturity, 0%.

         Based upon (i) its expected investment portfolio cash flows, (ii) anticipated proceeds from the sale or refinancing of assets, and (iii) anticipated proceeds from new credit lines, the Company anticipates that it will meet all of its current recourse debt obligations in accordance with their respective contractual terms.

                                     Table 1
                              Net Balance Sheet (1)
                                ($ in thousands)

                                                                             March 31, 2001
                                                                            -----------------
                                                                            -----------------

ASSETS
Investments:
   Collateral for collateralized bonds                                      $    2,894,775
   Less:  Collateralized bonds issued                                           (2,801,457)
                                                                            -----------------
                                                                            -----------------
     Net investment in collateralized bonds                                          93,318
   Collateralized bonds retained                                                     87,305
   Securities                                                                         9,357
   Other investments                                                                 32,280
   Loans held for sale                                                                3,422
                                                                            -----------------
                                                                                    225,682

   Investment in and advances to Dynex Holding, Inc.                                      -
   Cash, including restricted                                                        23,285
   Accrued interest receivable                                                          352
   Other assets                                                                      25,154
                                                                            -----------------
                                                                            -----------------
                                                                            $       274,471
                                                                            =================
                                                                            =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Repurchase agreements                                                    $        29,340
   Notes payable                                                                     67,825
   Accrued interest payable                                                           1,110
   Other liabilities                                                                  2,325
                                                                            -----------------
                                                                                    100,600
                                                                            -----------------
                                                                            -----------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
       9.75% Cumulative Convertible Series A                                         29,900
         1,309,061 issued and outstanding
       9.55% Cumulative Convertible Series B                                         44,767
         1,912,434 issued and outstanding
       9.73% Cumulative Convertible Series C
         1,840,000 issued and outstanding                                            52,740
   Common stock, par value $.01 per share,
     100,000,000 shares authorized,
       11,444,188 and 11,444,099 issued and outstanding, respectively                   114
   Additional paid-in capital                                                       351,999
   Accumulated other comprehensive loss                                            (119,496)
   Accumulated deficit                                                             (186,153)
                                                                            -----------------
                                                                            -----------------
                                                                                    173,871
                                                                            -----------------
                                                                            -----------------
                                                                            $      274,471
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

     Capital Markets. The Company relies on the capital markets for the sale upon securitization of its collateralized bonds or other types of securities. While the Company has historically been able to sell such collateralized bonds and securities into the capital markets, the Company's access to capital markets has been substantially reduced, which may impair the Company's ability to re-securitize its existing securitizations in the future.

     Interest Rate Fluctuations. The Company's income depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently pledged as collateral for collateralized bonds by the Company are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse debt, approximately $180 million of which is variable rate. In addition, a significant amount of the investments held by the Company are variable rate collateral for collateralized bonds. These investments are financed through non-recourse long-term collateralized bonds and, to a lesser extent, recourse short-term repurchase agreements. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have periodic interest rate caps and the related borrowing have no such interest rate caps.

     Defaults. Defaults by borrowers on loans retained by the Company may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company at the time of securitization. The allowance for losses is calculated on the basis of historical experience and management's best estimates. Actual default rates or loss severities may differ from the Company's estimate as a result of economic conditions. Actual defaults on ARM loans may increase during a rising interest rate environment. The Company believes that its reserves are adequate for such risks on loans that were delinquent as of March 31, 2001.

     Prepayments. Prepayments by borrowers on loans securitized by the Company may have an adverse impact on the Company's financial performance. Prepayments are expected to increase during a declining interest rate or flat yield curve environment. The Company's exposure to rapid prepayments is primarily (i) the faster amortization of premium on the investments and, to the extent applicable, amortization of bond discount, and (ii) the more rapid decline in its portfolio of earning assets.

     Competition. The financial services industry is a highly competitive market. Increased competition in the market has adversely affected the Company, and may continue to do so.

     Regulatory Changes. The Company's businesses as of March 31, 2001 are not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables..

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

         The following table summarizes the Company's net interest margin sensitivity analysis as of March 31, 2001. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of March 31, 2001. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. While the Company's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's assets and liabilities, and there are likely to be such changes in the future.

        Basis Point                    % Change in Net
        Increase   (Decrease)  in      Interest Margin
        Interest Rates                 from Base Case
        --------------------------     -----------------------

        +200                           (13.9)%
        +100                           ( 7.0)%
        Base
        -100                             7.0%
        -200                            13.7%

         The Company's investment policy sets forth guidelines for assuming interest rate risk. The investment policy stipulates that given a 200 basis point increase or decrease in interest rates over a twelve month period, the estimated net interest margin may not change by more than 25% of current net interest margin during the subsequent one year period. The Company is in compliance with such investment policy.

         Approximately $1.05 billion of the Company's investment portfolio as of March 31, 2001 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 64% and 26% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

         The remaining portion of the Company's investments portfolio as of March 31, 2001, approximately $1.89 billion, is comprised of loans or securities that have coupon rates that are fixed. The Company has substantially limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds and notes payable which approximated $1.5 billion as of March 31, 2001, and (ii) equity, which was $173.9 million as of the same date. Overall, the Company's interest rate risk is related both to the rate of change in short term interest rates, and to the level of short term interest rates.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On November 7, 2000, the Company entered into an Agreement and Plan of Merger with California Investment Fund, LLC ("CIF"), for the purchase of all of the equity securities of the Company for $90,000 (the "Merger Agreement"). The Merger Agreement obligated CIF to, among other things, deliver to the Company evidence of commitments for the financing of the acquisition based upon a predetermined timeline. CIF failed to deliver such evidence of the financing commitments pursuant to the terms of the Merger Agreement. Pursuant to a letter dated December 22, 2000, the Company agreed to forebear its right to terminate the Merger Agreement and extended the timeline. In return, CIF agreed to deliver written binding financing commitments and evidence of the consent of the holders of the July 2002 Notes to the merger transaction on or before January 25, 2001. On January 25, 2001, CIF failed to meet the requirements as set forth in the Merger Agreement and the letter of December 22, 2000, and the Company terminated the Merger Agreement effective January 26, 2001 and requested that the escrow agent release to the Company the $1,000 and 572,178 shares of common stock of the Company which CIF placed in escrow under the Merger Agreement (the "Escrow Amount"). On January 29, 2001, the Company filed for Declaratory Judgment in Federal District Court in the Eastern District of Virginia, Alexandria Division (the "Court"). CIF has filed a counterclaim and demand for jury trial and asked for damages of $45,000. On April 19, 2001, on a motion brought by the Company, the Court dismissed CIF's claim for $45,000 of damages. The Company believes that the Agreement is clear that the maximum damages that CIF may recover from the Company is $2,000. The Company intends to defend itself vigorously against the counterclaim by CIF, and will seek the release of the Escrow Amount. The Company does not expect that the resolution of this matter will have a material effect on its financial statements.

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

         Not applicable

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K as filed with the Commission on January 29, 2001, regarding termination of the Merger Agreement dated November 7, 2000 between California Investment Fund, LLC, DCI Acquisition Corporation and Dynex Capital, Inc.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DYNEX CAPITAL, INC.



                                          By:  /s/ Thomas H. Potts
                                              ----------------------------------
                                              Thomas H. Potts, President
                                              (authorized officer of registrant)



                                               /s/ Stephen J. Benedetti
                                               ---------------------------------
                                               Stephen J.  Benedetti,
                                               Vice President, Treasurer
                                               (principal accounting officer)

Dated:  May 15, 2001