Form 10-Q
period 2001-06-30
DYNEX CAPITAL INC
filed 2001-08-13
CIK 826675

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the quarter ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days.  | | Yes    |X|No

On July 31, 2001, the registrant had 11,444,206 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.

================================================================================

                               DYNEX CAPITAL, INC.
                                    FORM 10-Q

                                      INDEX

PART I.   FINANCIAL INFORMATION                                              Page Number

Item 1.   Financial Statements

               Consolidated Balance Sheets at June 30, 2001 (unaudited)
               and December 31, 2000 ............................................    1

               Consolidated Statements of Operations for the three and six months
               ended June 30, 2001 and 2000 (unaudited) .........................    2

               Consolidated Statements of Cash Flows for
               the six months ended June 30, 2001 and 2000 (unaudited) ..........    3

               Notes to Unaudited Consolidated Financial Statements .............    4

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations ........................   14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ...........   26


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings ....................................................   28

Item 2.    Changes in Securities and Use of Proceeds ............................   29

Item 3.    Defaults Upon Senior Securities .......................................  29

Item 4.    Submission of Matters to a Vote of Security Holders ..................   29

Item 5.    Other Information ....................................................   29

Item 6.    Exhibits and Reports on Form 8-K .....................................   29


SIGNATURES ......................................................................   30

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

                                                                               (Unaudited)
                                                                                June 30,             December 31,
  ASSETS                                                                          2001                   2000
                                                                            -------------------    ------------------
  Investments:
    Collateral for collateralized bonds                                      $      2,722,844       $     3,042,158
    Securities                                                                          9,193                 9,364
    Other investments                                                                  31,857                42,284
    Loans held for sale                                                                 3,429                19,102
                                                                            -------------------    ------------------
                                                                                    2,767,323             3,112,908

  Cash, including restricted                                                            7,164                26,773
  Accrued interest receivable                                                              67                   323
  Other assets                                                                         18,856                19,592
                                                                            -------------------    ------------------
         Total Assets                                                        $      2,793,410       $     3,159,596
                                                                            ===================    ==================

  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
  Non-recourse debt                                                          $      2,540,164       $     2,856,728
  Recourse debt                                                                        71,578               134,168
                                                                            -------------------    ------------------
                                                                                    2,611,742             2,990,896

  Accrued interest payable                                                              2,117                 3,775
  Accrued expenses and other liabilities                                                2,234                 7,794
  Dividends payable                                                                     1,614                     -

                                                                            -------------------    ------------------
         Total Liabilities                                                          2,617,707             3,002,465
                                                                            -------------------    ------------------

  SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
        9.75% Cumulative Convertible Series A,
          1,106,971 and 1,309,061 issued and outstanding, respectively
       ($31,748 and $36,012 aggregate liquidation preference, respectively)            25,169                29,900

        9.55% Cumulative Convertible Series B,
          1,548,726 and 1,912,434 issued and outstanding, respectively
       ($45,192 and $53,567 aggregate liquidation preference, respectively)            36,254                44,767
        9.73% Cumulative Convertible Series C,
          1,585,197 and 1,840,000 issued and outstanding, respectively
       ($56,813 and $63,259 aggregate liquidation preference, respectively)            45,437                52,740
  Common stock,  par value $.01 per share,
    100,000,000 shares authorized,
    11,446,206 issued and outstanding                                                     114                   114
  Additional paid-in capital                                                          361,584               351,999
  Accumulated other comprehensive loss                                              (107,860)             (124,589)
  Accumulated deficit                                                               (184,995)             (197,800)
                                                                            -------------------    ------------------
         Total Shareholders' Equity                                                   175,703               157,131
                                                                               ----------------    ------------------
         Total Liabilities and Shareholders' Equity                          $      2,793,410       $     3,159,596

                                                                            ===================    ==================
See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS, UNAUDITED
(amounts in thousands except share data)

                                                                      Three Months Ended                  Six Months Ended
                                                                           June 30,                           June 30,
                                                                -------------------------------    -------------------------------
                                                                ------------- --- -------------
                                                                    2001              2000             2001              2000
                                                                -------------     -------------    -------------     -------------

Interest income:
   Collateral for collateralized bonds                           $  56,478          $  68,393       $  117,592        $  138,623
   Securities                                                          366              1,026              674             3,002
   Other investments                                                 1,465              1,524            3,393             3,036
   Loans held for sale or securitization                               180              4,492              332             9,866
                                                                -------------     -------------    -------------     -------------
                                                                    58,489             75,435          121,991           154,527
                                                                -------------     -------------    -------------     -------------

Interest and related expense:
   Non-recourse debt                                                43,546             59,869           93,671           116,696
   Recourse debt                                                     1,837              6,407            4,423            15,293
   Other                                                               106              1,748              469             3,827
                                                                -------------     -------------    -------------     -------------
                                                                    45,489             68,024           98,563           135,816
                                                                -------------     -------------    -------------     -------------

Net interest margin before provision for losses                     13,000              7,411           23,428            18,711
Provision for losses                                                (6,589)            (5,510)         (13,177)          (10,831)
                                                                -------------     -------------    -------------     -------------
Net interest margin                                                  6,411              1,901           10,251             7,880

Net  gain (loss) on sales, write-downs, impairment charges,
   and litigation                                                      457            (71,477)           7,544          (84,910)
Equity in net earnings of Dynex Holding, Inc.                            -              2,759                             2,040
                                                                                                        -
Trading losses                                                     (1,958)                  -          (1,720)                -
Other (loss) income                                                   (77)                415             (20)              537
                                                                -------------     -------------    -------------     -------------
                                                                     4,833            (66,402)         16,055           (74,453)

General and administrative expenses                                 (2,634)            (2,175)          (4,477)           (4,578)
Net administrative fees and expenses to                                                  (118)
    Dynex Holding, Inc.                                                  -                                   -              (368)
                                                                -------------     -------------    -------------     -------------
Income (loss) before extraordinary item                              2,199            (68,695)          11,578           (79,399)

Extraordinary item  - gain on extinguishment of debt                   573                  -            2,844                 -
                                                                -------------     -------------    -------------     -------------
Net income (loss)                                                    2,772            (68,695)          14,422           (79,399)
Preferred stock benefit (charges)                                   10,493             (3,228)                            (6,456)
                                                                -------------     -------------    -------------     -------------
Net income (loss) to common shareholders                          $ 13,265          $ (71,923)         $21,687         $ (85,855)
                                                                =============     =============    =============     =============
Net income (loss) per common share before extraordinary item:
   Basic                                                          $    1.11         $ (6.28)         $    1.65         $   (7.50)
                                                                =============     =============    =============     =============
   Diluted                                                        $    1.11         $ (6.28)         $    1.65         $   (7.50)
                                                                =============     =============    =============     =============

Net income (loss) per common share after extraordinary item:
   Basic                                                          $    1.16         $ (6.28)         $    1.90         $   (7.50)
                                                                =============     =============    =============     =============
   Diluted                                                        $    1.16         $ (6.28)         $    1.90         $   (7.50)
                                                                =============     =============    =============     =============
                                                                =============     =============    =============     =============
Weighted average number of common shares outstanding
   Basic and diluted                                              11,446,206        11,444,552       11,446,206        11,444,355
                                                                =============     =============    =============     =============

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED
(amounts in thousands)

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                        2001                 2000
                                                                              -------------------    ------------------
 Operating activities:
   Net income (loss)                                                          $           14,422     $        (79,399)
   Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
       Provision for losses                                                               13,177               10,831
       Net (gain) loss on sales, write-downs, impairment charges and                      (7,544)              84,910
         litigation
       Equity in net earnings of Dynex Holding, Inc.                                           -               (2,040)
       AutoBond related litigation settlement (payment)                                    7,111              (20,000)
       Extraordinary item  - net gain on extinguishment of debt                           (2,844)                  -
       Amortization and depreciation                                                       8,258                8.871
       Net change in accrued interest, other assets and other liabilities                 (9,913)              (9,566)
                                                                              -------------------    ------------------
          Net cash provided (used) by operating activities                                22,667               (6,393)
                                                                              -------------------    ------------------

 Investing activities:
   Collateral for collateralized bonds:
     Principal payments on collateral                                                    315,684               255,716
     Decrease in accrued interest receivable                                                 256                   509
     Net (increase) decrease in funds held by trustee                                       (52)                   695
   Net decrease in loans held for sale or securitization                                  16,066                88,906
   Purchase of other investments                                                           (123)               (1,658)
   Payments received on other investments                                                  2,740                 2,670
   Proceeds from sales of  other investments                                                 233                 2,916
   Decrease (increase) in restricted cash                                                 20,248                     -
   Payments received on securities                                                           805                19,276
   Proceeds from sales of securities                                                         113                20,111
    Payment on tax-exempt bond obligations                                                     -              (30,418)
   Investment in and net advances to Dynex Holding, Inc.                                       -                 2,981
   Proceeds from sale of loan production operations                                        9,500                9,500
   Capital expenditures                                                                    (207)                  (54)
                                                                              -------------------    ------------------
        Net cash provided by investing activities                                        365,263               371,150
                                                                              -------------------    ------------------

 Financing activities:
   Collateralized bonds:
     Proceeds from issuance of bonds                                                           -               137,241
     Principal payments on bonds                                                        (318,315)             (255,453)
     Increase in accrued interest payable                                                  1,661                 1,184
   Repayment of recourse debt borrowings, net                                            (59,674)             (293,241)
   Capital stock transactions                                                            (10,963)                    2
                                                                              -------------------    ------------------
        Net cash used for financing activities                                          (387,291)             (410,267)
                                                                              -------------------    ------------------

 Net increase (decrease) in cash                                                             639               (45,510)
 Cash at beginning of period (unrestricted)                                                3,485                54,433
                                                                              -------------------    ------------------
 Cash at end of period (unrestricted)                                         $            4,124     $           8,923
                                                                              ===================    ==================

 Cash paid for interest                                                       $           97,152     $        129,743
                                                                              ===================    ==================

 Securities owned subsequently securitized                                    $                -     $         71,209
                                                                              ===================    ==================
See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001 (amounts in
thousands except share data)


NOTE 1--BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified REIT subsidiaries (together, "Dynex REIT"). Certain of the Company's operations were previously conducted through Dynex Holding, Inc. ("DHI"), a taxable affiliate of Dynex REIT. During 2000, Dynex REIT owned all of the outstanding non-voting preferred stock of DHI representing a 99% economic ownership interest in DHI. The common stock of DHI represented a 1% economic ownership of DHI and was owned by certain officers of Dynex REIT. For the six months ended June 30, 2000, DHI was accounted for under an accounting method similar to the equity method. In November 2000, certain subsidiaries of DHI were sold to Dynex REIT, and on December 31, 2000, DHI was liquidated in a taxable transaction into Dynex REIT. As a result of the liquidation, effectively all of the assets and liabilities of DHI have been transferred to Dynex REIT as of December 31, 2000. References to the "Company" mean Dynex Capital, Inc., its consolidated subsidiaries, and, to the extent they existed, DHI and its consolidated subsidiaries. All significant intercompany balances and transactions with Dynex REIT's consolidated subsidiaries have been eliminated in consolidation of Dynex REIT.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The Consolidated Balance Sheet at June 30, 2001, the Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000, the Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2001, the Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000 and related notes to consolidated financial statements are unaudited. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2000.

Certain reclassifications have been made to the financial statements for 2000 to conform to presentation for 2001.

Risks and Uncertainties
Since early 1999, the Company has focused its efforts on conserving its capital base and repaying its outstanding recourse borrowings. On a long-term basis, the Company believes that competitive pressures, including competing against larger companies which generally have significantly lower costs of capital and access to both short-term and long-term financing sources, will generally keep specialty finance companies like Dynex from earning an adequate risk-adjusted return on its invested capital. The Company's current business operations are essentially limited to the management of its investment portfolio and the active collection of its portfolio of delinquent property tax receivables. The Company currently has no loan origination operations, and for the foreseeable future does not intend to purchase loans or securities in the secondary market. However, as a result of a previously existing contractual obligation, the Company will likely acquire up to $8,000 in delinquent property tax receivables during 2001.

The Board of the Company initiated a process in the fall of 1999 to evaluate various courses of action to improve shareholder value given the depressed prices of the Company's preferred and common stocks. As a result of this evaluation, the Company entered into a merger agreement in November 2000, which was subsequently terminated in January 2001 by the Company due to breaches by the other party. See Note 11 below. In addition, in an effort to improve the liquidity of the Company's Series A, Series B, and Series C Preferred Stock (together, the "Preferred Stock"), on June 8, 2001, the Company completed a tender offer on the Preferred Stock, resulting in the purchase by the Company of 820,601 shares of the Preferred Stock for $10,918, net of legal fees, which had an issue price of $21,405, and including cumulative dividends in arrears, a liquidation preference of approximately $25,110. The Board of Directors may take further actions to improve shareholder value and to provide greater liquidity for the Company's preferred and common stocks.

Since December 31, 2000, the Company has repaid $62,590 of on-balance sheet recourse debt outstanding, and released off-balance sheet liabilities of $66,765. While the Company's current business prospects are limited, based on current projected cash flow estimates on its investment portfolio and estimated proceeds on the call and subsequent sale or resecuritization of investment portfolio assets, the Company anticipates that it will be able to repay its remaining outstanding recourse debt in accordance with their respective terms.

Cash - Restricted
At June 30, 2001 and December 31, 2000, cash in the aggregate amount of approximately $3,040 and $23,288, respectively, was held in escrow as collateral for letters of credit or to cover losses on securities not otherwise covered by insurance.


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

The following table reconciles the numerator and denominator for both the basic and diluted net income per common share for the three and six months ended June 30, 2001 and 2000.

                                                               Three months ended June 30,        Six months ended June 30,
                                                               -------------------------------    ------------------------------
                                                                   2001             2000              2001             2000
                                                               --------------   --------------    -------------    -------------

Income (loss) before extraordinary item                            $   2,199       $ (68,695)         $ 11,578       $ (79,399)
Extraordinary item - net gain on extinguishment of debt                  573                -            2,844                -
                                                               --------------   --------------    -------------    -------------
Net income (loss)                                                      2,772         (68,695)           14,422         (79,399)
Preferred Stock benefits (charges):
     Discount to book value on Preferred Stock tender offer            9,585                -            9,585                -
     Dividends on Preferred Stock
         Series A, Series B and Series C undeclared                   (3,055)          (3,228)          (6,283)          (6,456)
         Series A, Series B and Series C tendered                      3,964                -            3,964                -
                                                               --------------   --------------    -------------    -------------

Basic and Diluted net income (loss) to common shareholders         $  13,265       $ (71,923)         $ 21,687       $ (85,855)
                                                               ==============   ==============    =============    =============

Weighted average common shares outstanding                        11,446,206       11,444,552       11,446,206       11,444,355

Basic net income (loss) per common share before
 extraordinary item:
     Basic                                                         $    1.11        $  (6.28)         $   1.65        $  (7.50)
                                                               ==============   ==============    =============    =============
     Diluted                                                       $    1.11        $  (6.28)         $   1.65        $  (7.50)
                                                               ==============   ==============    =============    =============

Basic net income (loss) per common share after
 extraordinary item:
     Basic                                                         $    1.16        $  (6.28)         $   1.90        $  (7.50)
                                                               ==============   ==============    =============    =============
     Diluted                                                       $    1.16        $  (6.28)         $   1.90        $  (7.50)
                                                               ==============   ==============    =============    =============



Reconciliation of anti-dilutive shares:
    Additional shares of preferred stock
         Series A 9.75% cumulative convertible                       642,317          654,531          648,390          654,531
         Series B 9.55% cumulative convertible                       934,235          956,217          945,165          956,217
         Series C 9.73% cumulative convertible                       904,600          920,000          912,258          920,000
    Incremental shares of stock appreciation rights                        -           25,435                -           25,435
                                                               --------------   --------------    -------------    -------------
                                                                   2,481,152        2,556,183        2,505,813        2,556,183
                                                               ==============   ==============    =============    =============

NOTE 3 -- COLLATERAL FOR COLLATERALIZED BONDS AND SECURITIES

The following table summarizes Dynex REIT's amortized cost basis and fair value of investments classified as available-for-sale, as of June 30, 2001 and December 31, 2000, and the related average effective interest rates:

======================================================================================================================
                                                    June 30, 2001                            December 31, 2000
----------------------------------------------------------------------------------------------------------------------
                                                                Effective                                   Effective
                                                                 Interest                                    Interest
                                             Fair Value            Rate                Fair Value              Rate
----------------------------------------------------------------------------------------------------------------------
Collateral for collateralized bonds:
   Amortized cost                          $   2,850,024           7.9%             $     3,189,414           7.8%
  Allowance for losses                          (21,137)                                    (25,314)
----------------------------------------------------------------------------------------------------------------------
     Amortized cost, net                       2,828,887                                  3,164,100
  Gross unrealized gains                          28,621                                     37,803
  Gross unrealized losses                      (134,664)                                   (159,745)
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------
                                           $   2,722,844                            $     3,042,158
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------

Securities:
  Adjustable-rate mortgage securities              4,550          10.9%                       5,008           10.9%
  Fixed-rate mortgage securities                   1,398          10.8%                       1,505            9.3%
  Derivative and residual securities               5,118           9.8%                       5,553            7.9%
------------------------------------------------------------------------------------------------------------------------
                                                  11,066                                     12,066
  Allowance for losses                              (55)                                        (55)
------------------------------------------------------------------------------------------------------------------------
      Amortized cost, net                         11,011                                     12,011
   Gross unrealized gains                            493                                        411
  Gross unrealized losses                         (2,311)                                     (3,058)
------------------------------------------------------------------------------------------------------------------------
                                           $       9,193                            $         9,364
========================================================================================================================

Collateral for collateralized bonds. Collateral for collateralized bonds consists primarily of securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family housing, fixed-rate loans on multifamily and commercial properties and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. Collateral for collateralized bonds also includes delinquent property tax receivables. All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds. Dynex REIT's exposure to loss on collateral for collateralized bonds is generally limited to the amount of collateral pledged to the collateralized bonds in excess of the amount of the collateralized bonds issued, as the collateralized bonds issued by the limited-purpose finance subsidiaries are non-recourse to Dynex REIT.

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

Sale of Securities. Proceeds from sales of securities totaled $20,111 for the six months ended June 30, 2000. There was one security sold during the six months ended June 30, 2001 for $113. See Note 9, Net Gain (Loss) on Sales, Write-downs, Impairment Charges and Litigation for further discussion.


NOTE 4 - USE OF ESTIMATES

Fair Value. Dynex REIT uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments including collateral for collateralized bonds, are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Discount rates used are those management believes would be used by willing buyers of these financial instruments at prevailing market rates. The discount rate used in the determination of fair value of the collateral for collateralized bonds at both June 30, 2001 and December 31, 2000 was 16%. Variations in market discount rates, prepayments rates and credit loss assumptions may materially impact the resulting fair values of the Company's financial instruments. In addition to variations in such assumptions, as discussed further in Note 11, due to an adverse ruling rendered by the Commonwealth Court of Pennsylvania on July 5, 2001, the Company's ability to collect certain amounts of interest, fees and costs incurred on its delinquent property tax receivables pledged as collateral for collateralized bonds may be adversely impacted. The Company, based on consultation with counsel, reasonably believes that the Appellate Court's decision will ultimately be reversed or that the ultimate outcome of the litigation will not result in a material impact on the carrying value of the delinquent property tax receivables.

Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of Dynex REIT's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements.


NOTE 5 -- RECOURSE DEBT

Dynex REIT utilizes repurchase agreements, notes payable and secured credit facilities (together, "recourse debt") to finance certain of its investments. The following table summarizes Dynex REIT's recourse debt outstanding at June 30, 2001 and December 31, 2000:

===================================================================================================================
                                                                  June 30, 2001                December 31, 2000
                                                            -------------------------     -------------------------

  Repurchase agreements                                         $     13,058                     $ 35,015
  Credit facility                                                          -                        2,000
  Capital lease obligations                                              324                          430
                                                            -------------------------     -------------------------
                                                                      13,382                       37,445


  7.875% July 2002 Senior Notes                                       58,365                       97,250
  Net unamortized issuance costs                                       (169)                        (527)
                                                            ------------------------      -------------------------
                                                                $     71,578                 $    134,168
===================================================================================================================

At June 30, 2001 and December 31, 2000, recourse debt consisted of $13,058 and $35,015, respectively, of repurchase agreements secured by investments and retained collateralized bonds, none and $2,000, respectively, outstanding under a revolving credit facility secured by other investments, and $324 and $430, respectively, of amounts outstanding under a capital lease. The secured revolving credit facility was extinguished in January 2001. At June 30, 2001, all recourse debt in the form of repurchase agreements was with Lehman Brothers, Inc., had overnight or "one-day" maturity, and bears interest at rates indexed to LIBOR. If Lehman Brothers, Inc. fails to return the collateral, the ultimate realization of the security by Dynex REIT may be delayed or limited.

As of June 30, 2001 and December 31, 2000, Dynex REIT had $58,365 and $97,250, respectively, outstanding of its Senior Unsecured Notes issued in July 1997 and due July 15, 2002 (the "July 2002 Notes"). On March 30, 2001, the Company entered into an amendment to the related indenture governing the July 2002 Notes whereby the Company pledged to the Trustee of the July 2002 Notes substantially all of the Company's unencumbered assets in its investment portfolio and the stock of its subsidiaries. In consideration of this pledge, the indenture was further amended to provide for the release of the Company from certain covenant restrictions in the indenture, and specifically provided for the Company's ability to make distributions on its capital stock in an amount not to exceed the sum of (i) $26,000, (ii) the cash proceeds of any "permitted subordinated indebtedness", (iii) the cash proceeds of the issuance of any "qualified capital stock", and (iv) any distributions required in order for the Company to maintain its REIT status. In addition, the Company entered into a Purchase Agreement with holders of 50.1% of the July 2002 Notes which require the Company to purchase, and such holders to sell, their respective July 2002 Notes at various discounts prior to maturity based on a computation of the Company's available cash. Through June 30, 2001, the Company has retired $38,885 of July 2002 Notes for $35,185 in cash under the Purchase Agreement. The discounts provided for under the Purchase Agreement are as follows: by April 15, 2001, 10%; by July 15, 2001, 8%; by October 15, 2001, 6%; by January 15, 2002, 4%; by March 1, 2002, 2%;
thereafter until maturity, 0%. As discussed in Note 11, the validity of the March 30, 2001 amendment to the indenture and the subsequent entering into of the Purchase Agreement has been challenged in US District Court Southern District of New York by a third-party who insures $25 million of the July 2002 Notes for the benefit of the holder of these Notes. Such third party also purchased $1 million of the July 2002 Notes in June 2001.

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


NOTE 6-- ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. FAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted FAS No. 133 effective January 1, 2001. The adoption of FAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS No. 140"). FAS No. 140 replaces the Statement of Financial Accounting Standards No. 125 "Accounting for the Transfers and Servicing of Financial Assets and
Extinguishment of Liabilities" ("FAS No. 125"). FAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosure, but it carries over most of FAS No. 125 provisions without reconsideration. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. FAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. FAS No. 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of FAS No. 140 did not have a material impact on the Company's financial statements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. Management does not expect the adoption of SFAS 141 to have an impact on the financial position, results of operations or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As the Company has no goodwill or intangible assets that it is amortizing, the adoption of SFAS No. 142 will have no effect on the financial position, results of operations or cash flows of the Company.


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

For Interest Rate Agreements entered into for trading purposes, realized and unrealized changes in fair value of these instruments are recognized in the consolidated statements of operations as trading activities in the period in which the changes occur or when such trade instruments are settled. Amounts payable to or receivable from counterparties, if any, are included on the consolidated balance sheets in accrued expenses and other liabilities. In March 2001, the Company entered into three separate short positions aggregating $1,300,000 on the June 2001, September 2001, and December 2001 90-day Eurodollar Futures Contracts. The Company entered into these positions to, in effect, lock-in its borrowing costs on a forward basis relative to its floating-rate liabilities. In addition, in April and May 2001, the Company entered into two short positions on the one-month LIBOR futures contract, both of which were settled during the second quarter. These instruments fail to meet the hedge criteria of FAS No. 133, and therefore are accounted for on a trading basis. Changes in market value for these contracts, and the gain or loss recognized at the termination of these contracts, will be recognized in current period earnings. During the six months ended June 30, 2001, given the continued decline in one-month LIBOR due to reductions in the targeted Federal Funds Rate, the Company recognized $1,720 in losses related to these contracts. At June 30, 2001, the aggregate remaining short position was $700,000 and on July 2, 2001, the Company terminated $400,000 of the position for an additional cost of $15.


NOTE 8--PREFERRED STOCK

On June 8, 2001, the Company completed a tender offer on its Series A, Series B, and Series C Preferred Stock (together, the "Preferred Stock"), resulting in the purchase by the Company of 820,601 shares of the Preferred Stock, consisting of 202,090 shares of Series A, 363,708 shares of Series B and 254,803 shares of Series C, respectively, for an aggregate $10,918, and which had an aggregate issue price of $21,405, a book value of $20,503, and including dividends in arrears, a liquidation preference of $25,110. The difference of $9,585 between the repurchase price and the book value has been included in the accompanying Statement of Operations for the three and six month periods ended June 30, 2001 as an addition to net income available to common shareholders in the line item captioned Preferred Stock benefit (charges) as required by EITF's D-42 and D-53. Also included in Preferred Stock benefit (charges) is the cumulative dividend in arrears of $3,964 related to those shares tendered on June 8, 2001, and which was effectively cancelled at such time. In addition, Preferred Stock benefit (charges) includes the current period dividend amount for the Preferred Stock outstanding for the three and six month periods ended June 30, 2001.

     As of June 30, 2001 and December 31, 2000, the total amount of dividends in arrears were $20,331 and $19,367 respectively. Individually, the amount of dividends in arrears on the Series A, the Series B and the Series C were $4,857 ($4.39 per Series A share), $6,795 ($4.39 per Series B share) and $8,679 ($5.48 per Series C share), at June 30, 2001 and $4,595 ($3.51 per Series A share), $6,713 ($3.51 per Series B share) and $8,059 ($4.38 per Series C share), at December 31,2000.


NOTE 9 - NET GAIN (LOSS) ON SALES, WRITE-DOWNS, IMPAIRMENT CHARGES
         AND LITIGATION

The following table sets forth the composition of net gain (loss) on sales, write-downs and impairment charges for the six months ended June 30, 2001 and 2000.

================================================================================
                                                  Six months ended June 30,
                                             -----------------------------------
                                                       2001              2000
                                             --------------------   ------------

Phase-out of commercial production operations           401         $    (1,586)
Sales of investments                                    113             (15,639)
Impairment/Writedowns                                   -               (67,214)
AutoBond litigation and AutoBond securities           7,111                  -
Other                                                   (81)               (471)
--------------------------------------------------------------------------------
                                                   $  7,544           $ (84,910)
================================================================================

During the six months ending June 30, 2001 the Company resolved litigation related to AutoBond Acceptance Corporation to the mutual satisfaction of the parties involved. The Company received $7,111 net of legal fees incurred related to the litigation. During the six months ended June 30, 2000, the Company recognized losses of $67,214 related to (i) the permanent impairment in the carrying value of certain securities, (ii) write-downs to market value of commercial and multifamily loans held for sale and (iii) the accrual of losses related to contingent obligations on its off-balance sheet tax-exempt bond positions. Also, securities with an aggregate principal balance of $34,448 were sold during the six months ended June 30, 2000 for an aggregate loss of $15,639. Loss on sale of investments at June 30, 2000 also includes realized losses of $1,586 related to the sale of $115,231 of commercial loans during the six months ended June 30, 2000.


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


NOTE 11 -- LITIGATION

On November 7, 2000, the Company entered into an Agreement and Plan of Merger with California Investment Fund, LLC ("CIF"), for the purchase of all of the equity securities of the Company for $90,000 (the "Merger Agreement"). Among other things, the Merger Agreement obligated CIF to, deliver to the Company evidence of commitments for the financing of the acquisition based upon a predetermined timeline. CIF failed to deliver such evidence of the financing commitments pursuant to the terms of the Merger Agreement. Pursuant to a letter dated December 22, 2000, the Company agreed to forbear its right to terminate the Merger Agreement and extended the timeline. In return, CIF agreed to deliver written binding financing commitments and evidence of the consent of the holders of the July 2002 Notes to the merger transaction on or before January 25, 2001. On January 25, 2001, CIF failed to meet the requirements as set forth in the Merger Agreement and the letter of December 22, 2000, and the Company terminated the Merger Agreement effective January 26, 2001 and requested that the escrow agent release to the Company the $1,000 and 572,178 shares of common stock of the Company which CIF placed in escrow under the Merger Agreement (the "Escrow Amount"). On January 29, 2001, the Company filed for Declaratory Judgment in United States District Court for the Eastern District of Virginia, Alexandria Division (the "Court"). CIF has filed a counterclaim and demand for jury trial and asked for damages of $45,000 as both a tort claim and a contract claim. On April 19, 2001, based on a motion brought by the Company, the Court dismissed CIF's tort claim for $45,000 of damages, but let such claim remain as a contract claim. The Company believes that the Agreement is clear that the maximum damages that CIF may recover from the Company are $2,000. The Company intends to defend itself vigorously against the counterclaim by CIF, and will seek the release of the Escrow Amount. The Company does not expect that the resolution of this matter will have a material effect on its financial statements.

In February 2001, the Company resolved a matter related to AutoBond Acceptance Corporation to the mutual satisfaction of the parties involved. In connection with the resolution of this matter, the Company received $7,111, net of related legal fees.

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court") wherein the plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999 for approximately $58,300. On July 5, 2001, the Commonwealth Court ruling addressed, among other things, (i) the right of the Company to charge to the delinquent taxpayer a rate of interest of 12% versus 10% on the collection of its delinquent property tax receivables, (ii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iii) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court remanded for further consideration to the Court of Common Pleas items (i) and (iii), and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables, reversing the Court of Common Pleas decision. GLS and Allegheny County have filed an Application for Reargument of Appellees with the Commonwealth Court of Pennsylvania. Allegheny County and GLS are in the process of filing a Petition for Extraordinary Jurisdiction as well as a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania, which will seek to reverse the Commonwealth Court's decision. No damages have been claimed in the action; however, as discussed in Note 4, the decision may impact the ultimate recoverability of the delinquent property tax receivables. To date, GLS has incurred attorneys fees of $2 million, approximately $1 million of which have been reimbursed to GLS by the taxpayer or through liquidation of the underlying real property.


On May 4, 2001, ACA Financial Guaranty Corporation ("ACA") commenced an action in the United States District Court for the Southern District of New York (the "District Court"), (the "Action"), in which ACA sought injunctive relief as well as money damages of $25,000 based on causes of action for fraudulent conveyance and breach of contract. The complaint challenged, among other things, the validity of the March 30, 2001 Supplemental Indenture to the 1997 Senior Note Indenture as amended ("1997 Indenture") discussed in Note 5, pursuant to which in 1997 Dynex issued its 7.875% Senior Notes due July 2002. In particular, the complaint challenged the validity, among other things, of the Purchase Agreement, and the Supplemental Indenture and the related amendment to certain restrictive covenants in the Indenture to allow for certain distributions to holders of Dynex equity securities, including the Preferred Stock. ACA is a financial guaranty company who has insured $25,000 of the July 2002 Notes for repayment at maturity on July 15, 2002, for the benefit of the holder of the Notes. The Company is not a party to this insurance contract. On June 7, 2001, the District Court granted the Company's cross-motion to dismiss the Action on the grounds that ACA lacked standing to pursue claims against the Company in its capacity as an insurer. The District Court dismissed the action without reaching ACA's request for a preliminary injunction. Subsequently, ACA purchased $1 million of the July 2002 Notes, and on June 12, 2001, filed a motion for reconsideration of the order dismissing the Action. On July 30, 2001, the District Court granted ACA leave to file an amended complaint in its capacity as a Note holder, and stated that it would consider the parties' arguments with respect to a preliminary injunction. The Company is vigorously opposing the Action and believes it to be without merit.


The Company is also subject to other lawsuits or claims which have arisen in the ordinary course of its business, some of which seek damages in amounts which could be material to the financial statements. Although no assurance can be given with respect to the ultimate outcome of any such litigation or claim, the Company believes the resolution of such lawsuits or claims will not have a material effect on the Company's consolidated balance sheet, but could materially affect consolidated results of operations in a given year.


NOTE 12 -- RELATED PARTY TRANSACTIONS

During 2000, Dynex REIT had a credit arrangement with DHI whereby DHI and any of DHI's subsidiaries could borrow funds from Dynex REIT to finance its operations. Under this arrangement, Dynex REIT could also borrow funds from DHI. The terms of the agreement allowed DHI and its subsidiaries to borrow up to $50 million from Dynex REIT at a rate of Prime plus 1.0%. Dynex REIT could borrow up to $50 million from DHI at a rate of one-month LIBOR plus 1.0%. Effective with the liquidation of DHI at December 31, 2000, this credit agreement was terminated. Net interest expense under this agreement was $754 for the six months ended June 30, 2000.

Dynex REIT has entered into subservicing agreements with Dynex Commercial Services, Inc. ("DCSI"), and GLS Capital Services, Inc ("GLS") to service commercial, single family, consumer, manufactured housing loans and property tax receivables. DCSI and GLS were subsidiaries of DHI in 2000, and are now subsidiaries of Dynex REIT. For servicing the commercial loans, DSCI receives an annual servicing fee of 0.02% of the aggregate unpaid principal balance of the loans. For servicing the property tax receivables, GLS receives an annual servicing fee of 0.72% of the aggregate unpaid principal balance of the property tax receivables. Servicing fees paid by Dynex REIT under such agreements were $143 during the six months ended June 30, 2000 and $38 during the same period ended June 30, 2001.

The Company has made a loan to Thomas H. Potts, president of the Company, as evidenced by a demand promissory note in the aggregate principal amount of $935 (the "Potts Note"). Mr. Potts directly owns 399,502 shares of common stock of the Company, all of which have been pledged as collateral to secure the Potts Note. Interest is charged on the Potts Note at the applicable short-term monthly applicable federal rate (commonly known as the AFR Rate) as published by the Internal Revenue Service. As of June 30, 2001 and December 31, 2000, the outstanding balance of the Potts Note was $577 and $687, respectively, and interest was current.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Dynex Capital, Inc. (the "Company") is a financial services company that invests in a portfolio of securities and investments backed principally by single family mortgage loans, commercial mortgage loans and manufactured housing installment loans. Such loans have been funded generally by the Company's loan production operations or purchased in bulk in the market. Loans funded through the Company's production operations have generally been pooled and pledged as collateral using a collateralized bond security structure, which provides long-term financing for the loans while limiting credit, interest rate and liquidity risk.

                               FINANCIAL CONDITION
                  (amounts in thousands except per share data)

================================================================================
                                         June 30, 2001         December 31, 2000
--------------------------------------------------------------------------------
Investments:
 Collateral for collateralized bonds     $   2,722,844         $       3,042,158
 Securities                                      9,193                     9,364
 Other investments                              31,857                    42,284
 Loans held for sale                             3,429                    19,102

Non-recourse debt - collateralized bonds     2,540,164                 2,856,728
Recourse debt                                   71,578                   134,168

Shareholders' equity                           175,703                   157,131

================================================================================

Collateral for collateralized bonds
         Collateral for collateralized bonds consists primarily of securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family housing, fixed-rate loans secured by first liens on multifamily and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title and property tax receivables. As of June 30, 2001, the Company had 24 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $2.72 billion at June 30, 2001 compared to $3.04 billion at December 31, 2000. This decrease of $0.32 billion is primarily the result of $315.7 million in paydowns on the collateral.

Securities
     Securities consist primarily of adjustable-rate and fixed-rate mortgage-backed securities. Securities also include derivative and residual securities. Securities declined slightly during the six months ended June 30, 2001, from paydowns, which was partially offset by the improvement in the market value of the underlying securities during the quarter.

Other investments
         Other investments at June 30, 2001 consist primarily of property tax receivables. Other investments decreased from $42.3 million at December 31, 2000 to $31.9 million at June 30, 2001. This decrease is primarily the result of the receipt of the final $9.5 million annual principal payment on the note receivable from the 1996 sale of the Company's single family mortgage operations.

Loans held for sale
         Loans held for sale, which consists principally of commercial mortgage and mezzanine loans on healthcare facilities at June 30, 2001, decreased from $19.1 million at December 31, 2000 to $3.4 million at June 30, 2001 as the result of the sale of loans during the first six months of the year. These loans are carried at the lower of cost or market.

Non-recourse debt
         Collateralized bonds issued by Dynex REIT are recourse only to the assets pledged as collateral, and are otherwise non-recourse to Dynex REIT. Collateralized bonds decreased from $2.9 billion at December 31, 2000 to $2.5 billion at June 30, 2001. This decrease was primarily a result of principal payments received on the associated collateral pledged which were used to pay down the collateralized bonds in accordance with the respective indentures.

Recourse debt
         Recourse debt decreased to $71.6 million at June 30, 2001 from $134.2 million at December 31, 2000. This decrease was due to a $40.5 million of principal repayments made on the July 2002 Notes, $21.8 million of repayments made on repurchase agreements and the $2.0 million payoff of the Dominion note.

Shareholders' equity
         Shareholders' equity increased to $175.7 million at June 30, 2001 from $157.1 million at December 31, 2000. This increase was a combined result of a
$16.7 million decrease in the net unrealized loss on investments available-for-sale from $124.6 million at December 31, 2000 to $107.9 million at June 30, 2001 and net income of $14.4 million during the six months ended June 30, 2001. This was partially offset by the completion of the tender offer on Preferred Stock completed in June 2001, which reduced shareholders' equity by $11.0 million.

                              RESULTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30,
                                                               -------------------------------------------------------------------
(amounts in thousands except per share information)                    2001              2000             2001              2000
----------------------------------------------------------------------------------------------------------------------------------

Net interest margin                                            $       6,411       $     1,901      $    10,251       $    7,880

Net gain (loss) on sales, write-downs, impairment charges                457           (71,477)           7,544          (84,910)
and litigation
General and administrative expenses                                    2,634             2,175            4,477            4,578
Extraordinary item - gain on extinguishment of debt                      573                 -            2,844                -
Net income (loss) before preferred stock benefits (charges)            2,772           (68,695)          14,422          (79,399)

Basic net income (loss) per common share before                $        1.11        $    (6.28)      $     1.65       $    (7.50)
 extraordinary gain
Diluted net income (loss) per common share before                       1.11             (6.28)            1.65            (7.50)
extraordinary gain

Basic net income (loss) per common share after                 $        1.16        $    (6.28)      $     1.90       $    (7.50)
 extraordinary gain
Diluted net income (loss) per common share after                        1.16             (6.28)            1.90            (7.50)
extraordinary gain

  Dividends declared per share:
     Common                                                    $         -        $          -       $         -      $         -
     Preferred:
         Series A                                                        -                   -            0.2925                -
         Series B                                                        -                   -            0.2925                -
         Series C                                                        -                   -            0.3649                -

================================================================================

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended June 30, 2000. The increase in net income and net income per common share during the three and six months ended June 30, 2001 as compared to the same period in 2000 is primarily the result of several positive non-recurring items in 2001, including the favorable settlement of litigation, and an extraordinary gain related to the early extinguishment of $38.9 million of the Company's July 2002 Notes, versus losses in 2000 resulting from the sale/write-down of certain securities, the writedown of certain commercial mortgage loans held for sale, and the accrual of losses on certain off-balance sheet tax-exempt bond positions. In addition, basic and diluted earnings per common share for the second quarter 2001 reflect the discount to book value of the purchase price of the Company's Series A, Series B, and Series C Preferred Stock tendered pursuant to the tender offer for the Preferred Stock completed on June 8, 2001, and the associated cumulative dividend in arrears on those tendered shares, which were cancelled.

         Net interest margin for the six months ended June 30, 2001 increased to $10.3 million from $7.9 million for the same period for 2000. This increase was primarily the result of an increase in net interest spread from 0.65% for the six months ending June 30, 2000 to 1.16% for the six months ended June 30, 2001, offset by the decline in average interest-earning assets from $4.0 billion for the six months ended June 30, 2000 to $3.0 billion for the six months ended June 30, 2001. In addition, provision for losses increased to $13.2 million during the six months ended June 30, 2001 compared to $10.8 million during the six months ended June 30, 2000. This increase in provision for losses was a result of increasing the reserve for probable losses on various manufactured housing loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk.

         Net gain (loss) on sales, write-downs, impairment charges and litigation improved $92.4 million, from a loss of $84.9 million during the six months ended June 30, 2000, to a gain of $7.5 million during the six months ended June 30, 2001. During 2001, the Company favorably resolved litigation for $7.1 million net of legal expenses. During the six months ended June 30, 2000, the Company recognized losses of $67.2 million related to (i) the permanent impairment in the carrying value of certain securities, (ii) write-downs to market value of commercial and multifamily loans held for sale and (iii) the accrual of losses related to contingent obligations on its off-balance sheet tax-exempt bond positions. Also, securities with an aggregate principal balance of $34.4 million were sold during the six months ended June 30, 2000 for an aggregate loss of $13.9 million. The Company also realized losses of $1.6 million related to the sale of $115.2 million of commercial loans during the six months ended June 30, 2000.

         The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                  Average Balances and Effective Interest Rates

================================================================================

                                                Three Months Ended June 30,                     Six Months Ended June 30,
                                        --------------------------------------------------------------------------------------------
                                                2001                   2000                    2001                   2000
------------------------------------------------------------------------------------------------------------------------------------
                                         Average    Effective   Average     Effective   Average     Effective  Average     Effective
                                         Balance      Rate      Balance       Rate      Balance      Rate      Balance       Rate
                                        ---------------------- ------------ ---------- ------------ --------- ------------ ---------

Interest-earning assets: (1)
   Collateral for collateralized bonds   $2,916,429    7.75%    $3,537,317     7.73%    $2,992,157     7.86%   $3,587,203     7.73%
   (2) (3)
   Securities                                11,086   10.93         61,011     6.73         11,482    10.35        98,201     6.11
   Other investments                         35,845   14.01         43,792    14.39         35,903    15.41        46,967    13.52
   Loans held for sale or                     3,596   11.47        225,996     7.95          4,956    13.21       244,052     8.08
   securitization
                                        ---------------------- ------------ ---------- ------------ --------- ------------ ---------
     Total interest-earning assets      $ 2,986595     7.82%   $ 3,868,116     7.81%   $ 3,044,498     8.01%  $ 3,976,423     7.78%
                                        ====================== ============ ========== ============ ========= ============ =========

Interest-bearing liabilities:
   Non-recourse debt (3)                 $2,653,208    6.47%    $3,223,585     7.33%    $2,717,250     6.81%   $3,239,663     7.12%
   Recourse debt - collateralized bonds      23,741    6.17         52,267     7.66         27,503     6.54        91,896     6.85
   retained
                                        ---------------------- ------------ ---------- ------------ --------- ------------ ---------
                                          2,676,949    6.47      3,275,852     7.33      2,744,753     6.80     3,331,559     7.11

  Repurchase agreements and credit            2,105    6.50         20,793     9.11          2,105     6.53        40,164     8.69
  facilities
  Other recourse debt - secured              66,978    8.51        163,791     6.57         81,956     8.33       184,456     6.26
  Other recourse debt - unsecured                 -    -           103,383     8.57              -     -          105,009     8.66
                                        ---------------------- ------------ ---------- ------------ --------- ------------ ---------
     Total interest-bearing liabilities  $2,746,032    6.52%    $3,563,819     7.35%    $2,828,814     6.85%   $3,661,188     7.13%
                                        ====================== ============ ========== ============ ========= ============ =========
Net interest spread on all investments (3)             1.31%                   0.46%                   1.16%                  0.65%
                                                    ==========              ==========              =========              =========
Net yield on average interest-earning assets (3)       1.83%                   1.04%                   1.64%                  1.21%
                                                    ==========              ==========              =========              =========
================================================================================

(1) _____Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $490 and $956 for the three months ended June 30, 2001 and 2000, respectively, and $463 and $1,049 for the six months ended June 30, 2001 and 2000, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses. If included, the effective rate on interest-bearing liabilities would be 7.59% and 8.26% for the three months ended June 30, 2001 and 2000, respectively, and 7.90% and 8.02% for the six months ended June 30, 2001 and 2000, respectively, while the net yield on average interest-earning assets would be 0.85% and 0.20% for the three months ended June 30, 2001 and 2000, respectively, and 0.67% and 0.40% for the six months ended June 30, 2001 and 2000, respectively.

     The net interest spread increased 0.85%, to 1.31% for the three months ended June 30, 2001 from 0.46% for the same period in 2000. The net interest spread for the six months ended June 30, 2001 also improved relative to the same period in 2000, to 1.16% from 0.65%. The improvement in the Company's net interest spread can be attributed to a decline in the cost of interest-bearing liabilities for the respective 2001 periods, which have declined as One-Month LIBOR has declined (although not as sharply) reflecting the recent reduction in short-term interest rates by the Federal Reserve. The majority of the Company's interest-bearing liabilities are priced relative to One-Month LIBOR. Interest-bearing liability costs declined 0.83% and 0.28% for the three and six-month periods ended June 30, 2001, compared to the same periods in 2000. For both the three and six month periods ended June 30, 2001, there has been little to no corresponding decline in the effective interest-earning yield on the collateral for collateralized bonds due to the `reset' lag (the loans generally adjust or `reset' every six or twelve months) on the approximate $1 billion in single-family ARM loans that comprise a portion of the collateral for collateralized bonds. The Company would expect yields on its interest-earning assets for the balance of 2001 to decline relative to the first six-months of 2001.

     Over the past 18 months as the Company continued to reduce its operations and sold various assets, total interest-earning assets and interest-bearing liabilities have measurably declined and the mix of the investment portfolio has changed. For the three months ended June 30, 2001 compared to the three months ended June 30, 2000, average interest-earning assets declined $884 million, or approximately 23%. The decline for the six-month period was $933 million, or approximately 23%. A large portion of such reduction relates to paydowns on the Company's adjustable-rate single-family mortgage loans and the sale of fixed-rate commercial mortgage loans that were held for sale. The Company's portfolio now consists of $909.8 million of adjustable rate assets and $1.9 billion of fixed-rate assets. The Company currently finances approximately $191.2 million of the fixed-rate assets with non-recourse LIBOR based floating-rate liabilities, and to the extent that short-term rates continue to decline, the Company's net interest spread should continue to benefit. Once rates stabilize, however, the remaining single-family ARM loans should continue to reset downwards in rate which will have the impact of reducing net interest spread in future periods.

Interest Income and Interest-Earning Assets

         At June 30, 2001, $1.85 billion of the investment portfolio consists of loans which pay a fixed-rate of interest. Also at June 30, 2001, approximately $1 billion of the investment portfolio is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 65% of the ARM loans underlying the ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 25% of the ARM loans are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and ARM and fixed mortgage securities by type of underlying loan. This table excludes derivative and residual securities, other investments and loans held for sale.

                      Investment Portfolio Composition (1)
                                 ($ in millions)

================================================================================

                                                                     Other Indices
                              LIBOR Based ARM     CMT Based ARM     Based ARM Loans    Fixed-Rate Loans
                                   Loans              Loans                                                     Total
---------------------------- ------------------ ------------------ ------------------- ------------------ ------------------

1999, Quarter 3              $         1,112.7  $           461.4  $           135.9   $         2,095.4  $         3,805.4
1999, Quarter 4                        1,048.5              430.8               121.1            2,061.5            3,661.9
2000, Quarter 1                          976.7              362.6               117.4            2,029.4            3,486.1
2000, Quarter 2                          902.5              375.8               110.8            1,998.2            3,387.3
2000, Quarter 3                          830.1              348.9               103.2            1,960.8            3,243.0
2000, Quarter 4                          758.6              309.9                97.4            1,926.3            3,092.2
2001, Quarter 1                          688.4              271.6                91.3            1,892.8            2,944.1
2001, Quarter 2                          604.4              224.0                81.3            1,852.7            2,762.4
--------------------------------------------------------------------------------

(1) Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed-rate mortgage securities.

         The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, net premium on the collateral for collateralized bonds, ARM securities, fixed-rate mortgage securities at June 30, 2001 was $25.7 million, or approximately 0.92% of the aggregate balance of collateral for collateralized bonds, ARM securities and fixed-rate securities. The $25.7 million net premium consists of gross collateral premiums of $54.1 million, less gross collateral discounts of $28.4 million. Of the $54.1 million in gross premiums on collateral, $35.4 million relates to the premium on multifamily and commercial mortgage loans with a principal balance of $811.9 million at June 30, 2001, and that have average initial prepayment lockouts or yield maintenance for at least ten years. Net premium on such multifamily and commercial loans is $28.7 million. Amortization expense as a percentage of principal paydowns has decreased from 1.56% for the three months ended June 30, 2000 to 1.31% for the same period in 2001. The principal prepayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 28% for the three months ended June 30, 2001. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans.

                         Premium Basis and Amortization
                                 ($ in millions)

================================================================================

                                                                                                               Amortization
                                                                           CPR                               Expense as a % of
                                                  Amortization         Annualized           Principal        Principal Paydowns
                               Net Premium           Expense               Rate             Paydowns
-------------------------------------------------------------------------------------------------------------------------
1999, Quarter 3          $        45.4      $           3.4                28%     $          239.6                1.40%
1999, Quarter 4                   38.3                  2.2                20%                165.0                1.41%
2000, Quarter 1                   36.2                  2.0                18%                122.6                1.64%
2000, Quarter 2                   34.1                  2.1                18%                131.6                1.56%
2000, Quarter 3                   32.0                  2.1                18%                134.1                1.59%
2000, Quarter 4                   30.1                  1.9                20%                134.7                1.41%
2001, Quarter 1                   28.0                  2.0                23%                142.6                1.43%
2001, Quarter 2                   25.7                  2.3                28%                174.6                1.31%
--------------------------------------------------------------------------------

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

     The following table summarizes the aggregate principal amount of collateral for collateralized bonds and ARM and fixed-rate mortgage pass-through securities outstanding; the direct credit exposure retained by the Company (represented by the amount of overcollateralization pledged and subordinated securities owned by the Company and rated below BBB by one of the nationally recognized rating agencies), net of the credit reserves maintained by the Company for such exposure; and the actual credit losses incurred for each year. Credit reserves maintained by the Company and included in the table below includes third-party reimbursement guarantees of $30.3 million. The table excludes any risks related to representations and warranties made on loans funded by the Company and securitized in mortgage pass-through securities generally funded prior to 1995. This table also excludes any credit exposure on loans held for sale or securitization, and other investments. The Company's credit exposure declines principally as a result of charge-offs against the Company's investment in the respective security structure, and the amount of provision for losses that the Company records during the period relative to such charge-offs.

         The Company is currently engaged in a dispute with the counterparty to the $30.3 million in reimbursement guarantees. Such guarantees are payable when cumulative loss trigger levels are reached on certain of the Company's single-family mortgage loan securitizations. Currently, these trigger levels have been reached on four of the Company's securities, and the Company has made claims under the reimbursement guarantees in amounts approximating $1.7 million. The counterparty has denied payment on these claims, citing various deficiencies in loan underwriting which would render these loans and corresponding claims ineligible under the reimbursement agreements. The Company disputes this classification and is pursuing this matter through court-ordered arbitration.

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)

================================================================================

                           Outstanding      Credit Exposure,        Actual   Credit Exposure, Net of
                          Loan Principal          Net               Credit     Credit Reserves to
                             Balance       of Credit Reserves       Losses   Outstanding Loan Balance
----------------------------------------------------------------------------------------------------------------------

1999, Quarter 3          $   3,949.2        $    194.5 $              5.3          4.93%
1999, Quarter 4              3,770.3             183.2                5.5          4.86%
2000, Quarter 1              3,679.6             136.0                4.8          3.70%
2000, Quarter 2              3,677.3             165.2                5.4          4.49%
2000, Quarter 3              3,503.1             142.4                6.8          4.06%
2000, Quarter 4              3,245.3             119.1                9.6          3.67%
2001, Quarter 1              3,137.0             111.7                8.1          3.56%
2001, Quarter 2              2,948.0             105.5                8.2          3.58%

--------------------------------------------------------------------------------

         The  following   table   summarizes   single  family   mortgage   loan,
manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which Dynex REIT has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding collateral balance have decreased to 1.74% at June 30, 2001 from 1.86% at June 30, 2000. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of June 30, 2001, management believes the credit reserves are sufficient to cover anticipated losses that may occur as a result of current delinquencies presented in the table below.

                           Delinquency Statistics (1)

================================================================================

                                                              90 days and over
                                 60 to 90 days delinquent      delinquent (2)                          Total
-------------------------------------------------------------------------------------------------------------------------
1999, Quarter 3                            0.23%                         1.72%                         1.95%
1999, Quarter 4                            0.27%                         1.37%                         1.64%
2000, Quarter 1                            0.26%                         1.46%                         1.72%
2000, Quarter 2                            0.34%                         1.52%                         1.86%
2000, Quarter 3                            0.35%                         1.61%                         1.96%
2000, Quarter 4                            0.37%                         1.59%                         1.96%
2001, Quarter 1                            0.20%                         1.55%                         1.75%
2001, Quarter 2                            0.29%                         1.45%                         1.74%
-------------------------------------------------------------------------------------------------------------------------

(1)      Excludes other investments and loans held for sale or securitization.
(2)      Includes foreclosures, repossessions and REO.


     Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. FAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted FAS No. 133 effective January 1, 2001. The adoption of FAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS No. 140"). FAS No. 140 replaces the Statement of Financial Accounting Standards No. 125 "Accounting for the Transfers and Servicing of Financial Assets and
Extinguishment of Liabilities" ("FAS No. 125"). FAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosure, but it carries over most of FAS No. 125 provisions without reconsideration. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. FAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. FAS No. 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of FAS No. 140 did not have a material impact on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. Management does not expect the adoption of SFAS 141 to have an impact on the financial position, results of operations or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As the company has no goodwill or intangible assets which it is amortizing, the adoption of SFAS No. 142 will have no effect on the financial position, results of operations or cash flows of the Company.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from a variety of sources. These sources have included cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments, common stock offerings through the dividend reinvestment plan, short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of collateralized bonds). Historically, cash flow generated from the investment portfolio has satisfied its working capital needs, and the Company has had sufficient access to capital to fund its loan production operations, on both a short-term (prior to securitization, and recourse) and long-term (after securitization, and non-recourse) basis. However, market conditions since October 1998 have substantially reduced the Company's access to capital. The Company has been unable to access short-term warehouse lines of credit, and, with the possible exception for the resecuritization of seasoned loans in its investment portfolio, has been unable to efficiently access the asset-backed securities market to meet its long-term funding needs. Largely as a result of its inability to access additional capital, the Company sold its manufactured housing and model home purchase/leaseback operations in 1999, and ceased issuing new commitments in its commercial lending operations. Since 1999, the Company has focused on substantially reducing its recourse debt and minimizing its capital requirements. The Company has made substantial progress in both areas since 1999, and based upon its expected investment portfolio cash flows, and anticipated proceeds from the sale or resecuritization of assets, the Company anticipates that it will repay all of its recourse debt obligations in accordance with their respective terms.


Non-recourse Debt
         Dynex REIT, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex REIT. Collateral for collateralized bonds is not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At June 30, 2001, Dynex REIT had $2.5 billion of collateralized bonds outstanding.

Recourse Debt
         The Company also uses repurchase agreements to finance a portion of its investments. Repurchase agreements allow the Company to sell investments for cash together with a simultaneous agreement to repurchase the same investments on a specified date for a price that is equal to the original sales price plus an interest component. At June 30, 2001, the Company had repurchase agreements outstanding of $13.0 million, all with Lehman Brothers, Inc. (Lehman). These repurchase agreements remain on an "overnight" or one-day basis, and were secured by securities with an unpaid principal balance of approximately $99 million, and an estimated fair value of approximately $67 million. The majority of these securities are rated investment grade.

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

         As of June 30, 2001, the Company has $58.4 million outstanding of its senior notes issued in July 1997 and due July 15, 2002 (the "July 2002 Notes"). On March 30, 2001, the Company entered into an amendment to the related indenture governing the July 2002 Notes whereby the Company pledged to the Trustee of the July 2002 Notes substantially all of the Company's unencumbered assets and the stock of its subsidiaries. In consideration of this pledge, the indenture was further amended to provide for the release of the Company from certain covenant restrictions in the indenture, and specifically provided for the Company's ability to make distributions on its capital stock in an amount not to exceed the sum of (a) $26 million, (b) the cash proceeds of any "permitted subordinated indebtedness", (c) the cash proceeds of the issuance of any "qualified capital stock", and (d) any distributions required in order for the Company to maintain its REIT status. In addition, the Company entered into a Purchase Agreement with holders of 50.1% of the July 2002 Notes which require the Company to purchase, and such holders to sell, their respective July 2002 Notes at various discounts based on a computation of the Company's available cash. The discounts provided for under the Purchase Agreement are as follows: by April 15, 2001, 10%; by July 15, 2001, 8%; by October 15, 2001, 6%; by January
15, 2002, 4%; by March 1, 2002, 2%; thereafter until maturity, 0%. Through June 30, 2001, the Company has retired $38,885 of July 2002 Notes for $35,185 in cash under the Purchase Agreement.

                                     Table 1
                              Net Balance Sheet (1)
                                ($ in thousands)

                                                                                June 30,
                                                                                  2001
                                                                            -----------------

ASSETS
Investments:
   Collateral for collateralized bonds                                         $  2,722,844
   Less:  Collateralized bonds issued                                            (2,622,738)
                                                                            -----------------
     Net investment in collateralized bonds                                         100,106
   Collateralized bonds retained                                                     82,299
   Securities                                                                         9,193
   Other investments                                                                 31,857
   Loans held for sale                                                                3,429
                                                                            -----------------
                                                                                    226,884

   Investment in and advances to Dynex Holding, Inc.                                      -
   Cash, including restricted                                                         7,164
   Accrued interest receivable                                                          342
   Other assets                                                                      18,856
                                                                            -----------------
         Total Assets                                                          $    253,246
                                                                            =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Repurchase agreements                                                       $     13,058
   Notes payable                                                                     58,519
   Accrued interest payable                                                           2,117
   Other liabilities                                                                  2,234
   Dividends Payable                                                                  1,614
                                                                            -----------------
         Total Liabilities                                                           77,543
                                                                            -----------------
Shareholders' Equity:
   Preferred stock, par value $.01 per share                                        106,860

   Common stock, par value $.01 per share,                                              114

   Additional paid-in capital                                                       361,584
   Accumulated other comprehensive loss                                            (107,860)
   Accumulated deficit                                                             (184,995)
                                                                            -----------------
         Total Shareholders' Equity                                                 175,703
                                                                            -----------------
         Total Liabilities and Shareholders' Equity                            $    253,246
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

     Capital Resources. The Company relies on a repurchase facility with an investment banking firm to meet its remaining short-term funding needs. This repurchase facility is currently on an overnight maturity basis. The Company's access to alternative or additional sources of financing has been significantly reduced.

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

     Interest Rate Fluctuations. The Company's income depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently pledged as collateral for collateralized bonds by the Company are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse debt, $191.2 million of which is variable rate. In addition, a significant amount of the investments held by the Company are variable rate collateral for collateralized bonds. These investments are financed through non-recourse long-term collateralized bonds and, to a lesser extent, recourse short-term repurchase agreements. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have periodic interest rate caps and the related borrowing have no such interest rate caps.

     Defaults. Defaults by borrowers on loans included in the Company's investment portfolio may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company. The Company's allowance for losses is calculated on the basis of historical experience, industry data, and management's estimates. Actual default rates or loss severities may differ from the Company's estimate for a variety of reasons, including economic conditions. Actual defaults on ARM loans may increase during a rising interest rate environment. The Company believes that its reserves are adequate for such risks on loans that were delinquent as of June 30, 2001.

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

     Regulatory Changes. The Company's businesses as of June 30, 2001 are not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables.

     Risks and Uncertainties. See Note 1 to the Company's audited financial statements for the year ended December 31, 2000.

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management extends beyond derivatives to include all market risk sensitive financial instruments. As a financial services company, net interest income comprises the primary component of the Company's earnings. As a result, the Company is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or re-price within specified periods. The Company's strategy has been to mitigate interest rate risk through the creation of a diversified investment portfolio of high quality assets that, in the aggregate, preserves the Company's capital base while generating stable income in a variety of interest rate and prepayment environments.

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

         The following table summarizes the Company's net interest margin sensitivity analysis as of June 30, 2001. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of June 30, 2001. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The model considers the effects of these embedded options when projecting cash flows and earnings. The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. While the Company's model considers these factors, the extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's assets and liabilities, and there are likely to be such changes in the future.

Basis Point                    % Change in Net
Increase   (Decrease)  in      Interest Margin
Interest Rates                 from Base Case
--------------------------     -----------------------

+200                           (7.7)%
+100                           (3.0)%
Base
-100                           3.2%
-200                            9.0%

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

         Approximately $0.91 billion of the Company's investment portfolio as of June 30, 2001 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 65% and 25% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

         The remaining portion of the Company's investments portfolio as of June 30, 2001, approximately $1.85 billion, is comprised of loans or securities that have coupon rates that are fixed. The Company has substantially limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds and notes payable which approximated $1.4 billion as of June 30, 2001, and (ii) equity, which was $175.7 million. Overall, the Company's interest rate risk is related both to the rate of change in short term interest rates, and to the level of short-term interest rates.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On November 7, 2000, the Company entered into an Agreement and Plan of Merger with California Investment Fund, LLC ("CIF"), for the purchase of all of the equity securities of the Company for $90 million (the "Merger Agreement"). Among other things, the Merger Agreement obligated CIF todeliver to the Company evidence of commitments for the financing of the acquisition based upon a predetermined timeline. CIF failed to deliver such evidence of the financing commitments pursuant to the terms of the Merger Agreement. Pursuant to a letter dated December 22, 2000, the Company agreed to forbear its right to terminate the Merger Agreement and extended the timeline. In return, CIF agreed to deliver written binding financing commitments and evidence of the consent of the holders of the July 2002 Notes to the merger transaction on or before January 25, 2001. On January 25, 2001, CIF failed to meet the requirements as set forth in the Merger Agreement and the letter of December 22, 2000, and the Company terminated the Merger Agreement effective January 26, 2001 and requested that the escrow agent release to the Company the $1 million and 572,178 shares of common stock of the Company which CIF placed in escrow under the Merger Agreement (the "Escrow Amount"). On January 29, 2001, the Company filed for Declaratory Judgment in United States District Court for the Eastern District of Virginia, Alexandria Division (the "Court"). CIF has filed a counterclaim and demand for jury trial and asked for damages of $45 million. On April 19, 2001, on a motion brought by the Company, the Court dismissed CIF's claim for $45 million of damages, but let such claim remain as a contract claim. The Company believes that the Agreement is clear that the maximum damages that CIF may recover from the Company are $2 million. The Company intends to defend itself vigorously against the counterclaim by CIF, and will seek the release of the Escrow Amount. The Company does not expect that the resolution of this matter will have a material effect on its financial statements.

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court") wherein the plaintiffs challenged the right of Allegheny county and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998 and 1999 for approximately $58.3 million. On July 5, 2001, the Commonwealth Court ruling addressed, among other things, (i) the right of the Company to charge to the delinquent taxpayer a rate of interest of 12% versus 10% on the collection of its delinquent property tax receivables, (ii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iii) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court remanded for further consideration to the Court of Common Pleas items (i) and (iii), and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables, reversing the Court of Common Pleas decision. GLS and Allegheny County have filed an Application for Reargument of Appellees with the Commonwealth Court of Pennsylvania. Allegheny County and GLS are in the process of filing a Petition for Extraordinary Jurisdiction as well as a Petition for Allowance of Appeal with the Supreme Court of Pennsylvania, which will seek to reverse the Commonwealth Court's decision. No damages have been claimed in the action; however, as discussed in Note 4, the decision may impact the ultimate recoverability of the delinquent property tax receivables. To date, GLS has incurred attorneys fees of $2 million, approximately $1 million of which have been reimbursed to GLS by the taxpayer or through liquidation of the underlying real property.

On May 4, 2001, ACA Financial Guaranty Corporation ("ACA") commenced an action in the United States District Court for the Southern District of New York (the "District Court"), (the "Action"), in which ACA sought injunctive relief as well as money damages of $25 million based on causes of action for fraudulent conveyance and breach of contract. The complaint challenged, among other things, the validity of the March 30, 2001 Supplemental Indenture to the 1997 Senior
Note Indenture as amended ("1997 Indenture") discussed in Note 5, pursuant to which in 1997 Dynex issued its 7.875% Senior Notes due July 2002. In particular, the complaint challenged the validity, among other things, of the Purchase Agreement, and the Supplemental Indenture and the related amendment to certain restrictive covenants in the Indenture to allow for certain distributions to holders of Dynex equity securities, including the Preferred Stock. ACA is a financial guaranty company who has insured $25 million of the July 2002 Notes for repayment at maturity on July 15, 2002, for the benefit of the holder of the Notes. The Company is not a party to this insurance contract. On June 7, 2001, the District Court granted the Company's cross-motion to dismiss the Action on the grounds that ACA lacked standing to pursue claims against the Company in its capacity as an insurer. The District Court dismissed the action without reaching ACA's request for a preliminary injunction. Subsequently, ACA purchased $1 million of the July 2002 Notes, and on June 12, 2001, filed a motion for reconsideration of the order dismissing the Action. On July 30, 2001, the District Court granted ACA leave to file an amended complaint in its capacity as a Note holder, and stated that it would consider the parties' arguments with respect to a preliminary injunction. The Company is vigorously opposing the Action and believes it to be without merit.

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

         Not applicable

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K as filed with the Commission on April 6, 2001, regarding (i) the Purchase Agreement by and among Dynex Capital, Inc. and the holders of a majority of the outstanding principal amount of its 7.875% senior notes due July 15, 2002, and (ii) the approval of an amendment to the related indenture of senior notes.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DYNEX CAPITAL, INC.



                                      By:  /s/ Thomas H. Potts
                                           -------------------------------------
                                           Thomas H. Potts, President
                                           (authorized officer of registrant)



                                           /s/ Stephen J. Benedetti
                                           -------------------------------------
                                           Stephen J. Benedetti,
                                           Vice President, Treasurer
                                           (principal accounting officer)

Dated:  August 10, 2001