Form 10-Q
period 2001-10-31
DYNEX CAPITAL INC
filed 2001-11-14
CIK 826675

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. |_| Yes |X| No

     On October 31, 2001, the registrant had 11,446,031 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.

================================================================================

                               DYNEX CAPITAL, INC.
                                    FORM 10-Q

                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Balance Sheets at September 30, 2001
               (unaudited) and December 31, 2000                              1

               Consolidated Statements of Operations for the three and
               nine months ended September 30, 2001 and 2000 (unaudited)      2

               Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2001 and 2000 (unaudited)                  3

               Notes to Unaudited Consolidated Financial Statements           4

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  14

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk     26


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                              28

     Item 2.  Changes in Securities and Use of Proceeds                      29

     Item 3.  Defaults Upon Senior Securities                                29

     Item 4.  Submission of Matters to a Vote of Security Holders            29

     Item 5.  Other Information                                              29

     Item 6.  Exhibits and Reports on Form 8-K                               29


SIGNATURES                                                                   31

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

                                                                               (Unaudited)
                                                                              September 30,           December 31,
  ASSETS                                                                          2001                    2000
                                                                            -------------------    ------------------

  Investments:
    Collateral for collateralized bonds                                      $      2,558,555       $     3,042,158
    Securities                                                                          5,163                 9,364
    Other investments                                                                  34,143                42,284
    Loans held for sale                                                                 2,891                19,102
                                                                            -------------------    ------------------
                                                                                    2,600,752             3,112,908

  Cash, including restricted                                                           18,071                26,773
  Accrued interest receivable                                                              25                   323
  Other assets                                                                         14,802                19,592
                                                                            -------------------    ------------------
         Total Assets                                                        $      2,633,650       $     3,159,596
                                                                            ===================    ==================

  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
  Non-recourse debt                                                          $      2,384,670       $     2,856,728
  Recourse debt                                                                        64,964               134,168
                                                                            -------------------    ------------------
                                                                                    2,449,634             2,990,896

  Accrued interest payable                                                                958                 3,775
  Accrued expenses and other liabilities                                                1,716                 7,794
                                                                            -------------------    ------------------
         Total Liabilities                                                          2,452,308             3,002,465
                                                                            -------------------    ------------------

  SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
        9.75% Cumulative Convertible Series A,
          1,106,971 and 1,309,061 issued and outstanding, respectively
       ($31,748 and $36,012 aggregate liquidation preference, respectively)            25,284                29,900

        9.55% Cumulative Convertible Series B,
          1,548,726 and 1,912,434 issued and outstanding, respectively
       ($45,192 and $53,567 aggregate liquidation preference, respectively)            36,254                44,767
        9.73% Cumulative Convertible Series C,
          1,585,197 and 1,840,000 issued and outstanding, respectively
       ($56,813 and $63,259 aggregate liquidation preference, respectively)            45,437                52,740
  Common stock, par value $.01 per share,
    100,000,000 shares authorized,
    11,446,206 issued and outstanding                                                     114                   114
  Additional paid-in capital                                                          361,469               351,999
  Accumulated other comprehensive loss                                               (94,738)             (124,589)
  Accumulated deficit                                                               (192,478)             (197,800)
                                                                            -------------------    ------------------
         Total Shareholders' Equity                                                   181,342               157,131
                                                                            -------------------    ------------------

         Total Liabilities and Shareholders' Equity                          $      2,633,350       $     3,159,596
                                                                            ===================    ==================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS, UNAUDITED
(amounts in thousands except share data)

                                                                      Three Months Ended                 Nine Months Ended
                                                                        September 30,                      September 30,
                                                                -------------------------------    -------------------------------
                                                                    2001              2000             2001              2000
                                                                -------------     -------------    -------------     -------------

Interest income:
   Collateral for collateralized bonds                          $     50,767      $    68,300       $  168,358       $   209,923
   Securities                                                            157              301              831             3,303
   Other investments                                                   1,373            1,180            4,767             4,216
   Loans held for sale or securitization                                  98              704              431            10,570
                                                                -------------     -------------    -------------     -------------
                                                                      52,395           70,485          174,387           225,012
                                                                -------------     -------------    -------------     -------------

Interest and related expense:
   Non-recourse debt                                                  39,192           59,881          132,863           176,577
   Recourse debt                                                       1,316            3,492            5,739            18,785
   Other                                                                  62              590              531             4,417
                                                                -------------     -------------    -------------     -------------
                                                                      40,570           63,963          139,133           199,779
                                                                -------------     -------------    -------------     -------------

Net interest margin before provision for losses                       11,825            6,522           35,254            25,233
Provision for losses                                                 (14,247)          (5,270)         (27,424)          (16,101)
                                                                   ----------     -------------    -------------     -------------
Net interest margin                                                   (2,422)           1,252            7,830             9,132

Net (loss) gain on sales, write-downs,
    impairment charges, and litigation                                  (650)            (557)           6,893           (85,467)
Trading losses                                                        (1,161)              --           (2,881)               --
Other income                                                              59               42               39             2,619
                                                                  -----------     -------------    -------------     -------------
                                                                      (4,174)             737           11,881           (73,716)

General and administrative expenses                                   (2,299)          (1,573)          (6,777)           (6,519)
                                                                  -----------     -------------    -------------     -------------
(Loss) income before extraordinary item                               (6,473)            (836)           5,104           (80,235)

Extraordinary item  - (loss)/gain on extinguishment of debt           (1,010)              --            1,835                --
                                                                   ----------     -------------    -------------     -------------
Net (loss) income                                                     (7,483)            (836)           6,939           (80,235)
Preferred stock (charges) benefit                                     (1,097)          (3,227)           6,053            (9,683)
                                                                  -----------     -------------    -------------     -------------
Net (loss) income to common shareholders                          $   (8,580)     $    (4,063)     $    12,992       $   (89,918)
                                                                  ===========     =============    =============     =============

Net (loss) income per common share before extraordinary item:
   Basic                                                          $    (0.66)     $     (0.35)     $      0.97       $     (7.86)
                                                                  ===========     =============    =============     =============
   Diluted                                                        $    (0.66)     $     (0.35)     $      0.97       $     (7.86)
                                                                  ===========     =============    =============     =============
Net (loss) income per common share after extraordinary item:
   Basic                                                          $    (0.75)     $     (0.35)     $      1.14       $     (7.86)
                                                                  ===========     =============    =============     =============
   Diluted                                                        $    (0.75)     $     (0.35)     $      1.14       $     (7.86)
                                                                  ===========     =============    =============     =============
Weighted average number of common shares outstanding
   Basic and diluted                                              11,446,090       11,446,010       11,446,167        11,444,911
                                                                  ===========     =============    =============     =============

See notes to unaudited consolidated financial statements.

 DYNEX CAPITAL, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED

                                                                                           Nine Months Ended
 (amounts in thousands)                                                                      September 30,
                                                                                ----------------------------------------
                                                                                    2001                   2000
                                                                              -------------------    ------------------
 Operating activities:
   Net income (loss)                                                          $                      $
                                                                                          6,939                (80,235)
   Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
       Provision for losses                                                              27,424                 16,101
       Net (gain) loss on sales, write-downs, impairment
          charges and litigation                                                         (6,893)                85,467
       Equity in net earnings of Dynex Holding, Inc.                                          -                 (1,778)
       AutoBond related litigation settlement (payment)                                   7,111                (20,000)
       Extraordinary item  - net gain on extinguishment of debt                          (1,835)                     -
       Amortization and depreciation                                                      9,272                 12,836
       Net change in accrued interest, other assets and
          other liabilities                                                              (7,288)               (18,926)
                                                                              -------------------    ------------------
          Net cash provided (used) by operating activities                               34,730                 (6,535)
                                                                              -------------------    ------------------

 Investing activities:
   Collateral for collateralized bonds:
     Principal payments on collateral                                                   473,917                396,666
     Decrease in accrued interest receivable                                              2,786                  1,188
     Net (increase) decrease in funds held by trustee                                      (206)                   441
   Net decrease in loans held for sale or securitization                                 16,601                203,679
   Purchase of other investments                                                         (2,838)                (1,658)
   Payments received on other investments                                                 4,210                  3,111
   Proceeds from sales of other investments                                                 233                  4,468
   Decrease in restricted cash                                                           14,361                      -
   Payments received on securities                                                        1,873                 20,060
   Proceeds from sales of securities                                                      3,893                 20,111
    Payment on tax-exempt bond obligations                                                    -                (30,284)
   Investment in and net advances to Dynex Holding, Inc.                                      -                  5,414
   Proceeds from sale of loan production operations                                       9,500                  9,500
   Capital expenditures                                                                    (212)                   (81)
                                                                              -------------------    ------------------
        Net cash provided by investing activities                                       524,118                632,615
                                                                              -------------------    ------------------

 Financing activities:
   Collateralized bonds:
     Proceeds from issuance of bonds                                                    507,641                140,724
     Principal payments on bonds                                                       (979,959)              (398,998)
     Change in accrued interest payable                                                    (958)                 1,001
   Repayment of recourse debt borrowings, net                                           (67,334)              (394,554)
   Capital stock transactions                                                           (10,963)                     4
   Dividends paid                                                                        (1,614)                     -
                                                                              -------------------    ------------------
        Net cash used for financing activities                                         (553,187)              (651,823)
                                                                              -------------------    ------------------

 Net increase (decrease) in cash                                                          5,661                (25,743)
 Cash at beginning of period (unrestricted)                                               3,485                 54,433
                                                                              -------------------    ------------------
 Cash at end of period (unrestricted)                                         $           9,146      $          28,690
                                                                              ===================    ==================

 Cash paid for interest                                                       $         140,180      $         194,004
                                                                              ===================    ==================

Securities owned subsequently securitized                                     $               -      $          71,209
                                                                              ===================    ==================
Collateral on Collateralized Bonds acquired through litigation settlement     $               -      $          60,339
                                                                              ===================    ==================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
(amounts in thousands except share data)


NOTE 1 -- BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified REIT subsidiaries (together, "Dynex REIT"). Certain of the Company's operations were previously conducted through Dynex Holding, Inc. ("DHI"), a taxable affiliate of Dynex REIT. During 2000, Dynex REIT owned all of the outstanding non-voting preferred stock of DHI representing a 99% economic ownership interest in DHI. The common stock of DHI represented a 1% economic ownership of DHI and was owned by certain officers of Dynex REIT. For the nine months ended September 30, 2000, DHI was accounted for under an accounting method similar to the equity method. In November 2000, certain subsidiaries of DHI were sold to Dynex REIT, and on December 31, 2000, DHI was liquidated in a taxable transaction into Dynex REIT. As a result of the liquidation, substantially all of the assets and liabilities of DHI have been transferred to Dynex REIT as of December 31, 2000. References to the "Company" mean Dynex Capital, Inc., its consolidated subsidiaries, and, to the extent they existed, DHI and its consolidated subsidiaries. All significant intercompany balances and transactions with Dynex REIT's consolidated subsidiaries have been eliminated in consolidation of Dynex REIT.

     In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the consolidated financial statements have been included. The Consolidated Balance Sheet at September 30, 2001, the Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 and related notes to consolidated financial statements are unaudited. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2000.

Certain reclassifications have been made to the financial statements for 2000 to conform to presentation for 2001.

     Risks and Uncertainties Since early 1999, the Company has focused its efforts on conserving its capital base and repaying its outstanding recourse borrowings. On a long-term basis, the Company believes that competitive pressures, including competing against larger companies which generally have significantly lower costs of capital and access to both short-term and long-term financing sources, will generally keep specialty finance companies like Dynex from earning an adequate risk-adjusted return on its invested capital. The Company's current business operations are essentially limited to the management of its investment portfolio and the active collection of its portfolio of delinquent property tax receivables. The Company currently has no loan origination operations, and for the foreseeable future does not intend to purchase loans or securities in the secondary market. However, as a result of a previously existing contractual obligation, the Company acquired $8,719 in delinquent property tax receivables during September and October 2001.

     The Board of the Company initiated a process in the fall of 1999 to evaluate various courses of action to improve shareholder value given the depressed prices of the Company's preferred and common stocks. As a result of this evaluation, the Company entered into a merger agreement in November 2000, which was subsequently terminated in January 2001 by the Company due to breaches by the other party. See Note 11 below. In addition, in an effort to improve the liquidity of the Company's Series A, Series B, and Series C Preferred Stock (together, the "Preferred Stock"), on June 8, 2001, the Company completed a tender offer on its Preferred Stock, resulting in the purchase by the Company of 820,601 shares of the Preferred Stock, and on September 6, 2001, the Company announced a second tender offer on the Preferred Stock for up to 815,320 shares. This tender offer was completed on November 2, 2001 with the purchase of 486,517 shares of Preferred Stock.

     Since December 31, 2000, the Company has repaid $69,204 of on-balance sheet recourse debt outstanding, and has satisfied off-balance sheet liabilities of $66,765. While the Company's current business prospects are limited, based on current projected cash flow estimates on its investment portfolio and estimated proceeds on the call and subsequent sale or resecuritization of investment portfolio assets, the Company anticipates that it will be able to repay its remaining outstanding recourse debts in accordance with their respective terms.

     Cash - Restricted. At September 30, 2001 and December 31, 2000, cash in the aggregate amount of approximately $8,928 and $23,288, respectively, was held in escrow as collateral for letters of credit, collateral for repurchase agreements, or to cover losses on securities not otherwise covered by insurance.


NOTE 2 -- NET INCOME PER COMMON SHARE

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

     The following table reconciles the numerator and denominator for both the basic and diluted net income per common share for the three and nine months ended September 30, 2001 and 2000.

                                                                        Three months ended                  Nine months ended
                                                                           September 30,                     September 30,
                                                                 -------------------------------    ------------------------------
                                                                      2001             2000              2001             2000
                                                                 --------------   --------------    -------------    -------------

Income (loss) before extraordinary item                          $      (6,473)   $      (836)      $      5,104     $    (80,235)
Extraordinary item - net gain on extinguishment of debt                 (1,010)             -                  -            1,835
                                                                 --------------   --------------    -------------    -------------
Net income (loss)                                                       (7,483)          (836)             6,939          (80,235)
Preferred Stock benefits (charges)                                      (1,097)        (3,227)             6,053           (9,683)
                                                                 --------------   --------------    -------------    -------------

Basic and Diluted net income (loss) to common shareholders       $      (8,580)   $    (4,063)      $     12,992     $    (89,918)
                                                                 ==============   ==============    =============    =============

Weighted average common shares outstanding
 Basic                                                              11,446,090       11,446,010       11,446,167       11,444,911
 Diluted                                                            11,446,090       11,446,010       11,446,167       11,444,911

Basic net income (loss) per common share before
extraordinary item:
Basic                                                        $          (0.66)           (0.35)  $          0.97  $        (7.86)
                                                                 ==============   ==============    =============    =============
Diluted                                                      $          (0.66)           (0.35)  $          0.97  $        (7.86)
                                                                 ==============   ==============    =============    =============

Basic net income (loss) per common share after extraordinary item:
Basic                                                        $          (0.75)           (0.35)  $          1.14  $        (7.86)
                                                                 ==============   ==============    =============    =============
Diluted                                                      $          (0.75)           (0.35)  $          1.14  $        (7.86)$
                                                                 ==============   ==============    =============    =============

Additional shares of preferred stock
Series A 9.75% cumulative convertible                                  553,486          654,531          616,407          654,531
Series B 9.55% cumulative convertible                                  774,363          956,217          887,605          956,217
Series C 9.73% cumulative convertible                                  792,599          920,000          871,933          920,000
Incremental shares of stock appreciation rights                              -           24,462                -           24,462
                                                                 --------------   --------------    -------------    -------------
                                                                     2,120,448        2,555,372        2,375,945        2,555,372
                                                                 ==============   ==============    =============    =============


NOTE 3 -- COLLATERAL FOR COLLATERALIZED BONDS AND SECURITIES

     The following table summarizes Dynex REIT's amortized cost basis and fair value of investments classified as available-for-sale, as of September 30, 2001 and December 31, 2000, and the related average effective interest rates:


                                                    September 30, 2001                 December 31, 2000
-----------------------------------------------------------------------------------------------------------------
                                                                 Effective                          Effective
                                                 Fair Value    Interest Rate       Fair Value     Interest Rate
-------------------------------------------- ---------------- ----------------- ---------------- ----------------
Collateral for collateralized bonds:
   Amortized cost                            $   2,678,534            7.7%      $   3,189,414           7.8%
   Allowance for losses                            (26,133)                           (25,314)
-----------------------------------------------------------------------------------------------------------------
     Amortized cost, net                         2,652,401                          3,164,100
   Gross unrealized gains                           35,108                             37,803
   Gross unrealized losses                        (128,954)                          (159,745)
-----------------------------------------------------------------------------------------------------------------
                                             $   2,558,555                      $   3,042,158
-----------------------------------------------------------------------------------------------------------------

Securities:
  Adjustable-rate mortgage securities                  673           13.1%              5,008          10.9%
  Fixed-rate mortgage securities                       551           10.6%              1,505           9.3%
  Derivative and residual securities                 4,886            9.1%              5,553           7.9%
-----------------------------------------------------------------------------------------------------------------
                                                     6,110                             12,066
  Allowance for losses                                 (55)                               (55)
-----------------------------------------------------------------------------------------------------------------
    Amortized cost, net                              6,055                             12,011
    Gross unrealized gains                           1,325                                411
    Gross unrealized losses                         (2,217)                            (3,058)
-----------------------------------------------------------------------------------------------------------------
                                             $       5,163                      $       9,364
-----------------------------------------------------------------------------------------------------------------

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

     Securities. Adjustable-rate mortgage ("ARM") securities consist of mortgage certificates secured by ARM loans. Fixed-rate mortgage securities consist of mortgage certificates secured by mortgage loans that have a fixed rate of interest for at least one year from the balance sheet date. Derivative securities are classes of collateralized bonds, mortgage pass-through certificates or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses.

     Sale of Securities. Proceeds from sales of securities totaled $20,111 for the nine months ended September 30, 2000. Three securities have been sold during the nine months ended September 30, 2001 for aggregate proceeds of $4,561 and an aggregate loss of $11. See Note 9, Net Gain (Loss) on Sales, Write-downs, Impairment Charges and Litigation for further discussion.


NOTE 4 -- USE OF ESTIMATES

     Fair Value. Dynex REIT uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments including collateral for collateralized bonds, are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Discount rates used are those management believes would be used by willing buyers of these financial instruments at prevailing market rates. The discount rate used in the determination of fair value of the collateral for collateralized bonds at both September 30, 2001 and December 31, 2000 was 16%. Variations in market discount rates, prepayments rates and credit loss assumptions may materially impact the resulting fair values of the Company's financial instruments. In addition to variations in such assumptions, as discussed further in Note 11, due to an adverse ruling rendered by the Commonwealth Court of Pennsylvania on July 5, 2001, the Company's ability to collect certain amounts of interest, fees and costs incurred on its delinquent property tax receivables pledged as collateral for collateralized bonds may be adversely impacted. The Company, based on consultation with counsel, reasonably believes that the Appellate Court's decision will ultimately be reversed or that the ultimate outcome of the litigation will not result in a material impact on the carrying value of the related delinquent property tax receivables.

     Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of Dynex REIT's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements.


NOTE 5 -- RECOURSE DEBT

     Dynex REIT utilizes repurchase agreements, notes payable and secured credit facilities (together, "recourse debt") to finance certain of its investments. The following table summarizes Dynex REIT's recourse debt outstanding at September 30, 2001 and December 31, 2000:

                                        September 30, 2001     December 31, 2000
                                        ------------------     -----------------

  Repurchase agreements                 $      6,823           $    35,015
  Credit facility                                  -                 2,000
  Capital lease obligations                      292                   430
                                        ------------------     -----------------
                                               7,115                37,445

  7.875% July 2002 Senior Notes               57,969                97,250
  Net unamortized issuance costs                (120)                 (527)
--------------------------------------------------------------------------------
                                        $     64,964            $  134,168
--------------------------------------------------------------------------------

     At September 30, 2001 and December 31, 2000, recourse debt consisted of $6,823 and $35,015, respectively, of repurchase agreements secured by cash, investments and retained collateralized bonds; $0 and $2,000, respectively, outstanding under a revolving credit facility secured by other investments; and $292 and $430, respectively, of amounts outstanding under a capital lease. The secured revolving credit facility was extinguished in January 2001. At September 30, 2001, all recourse debt in the form of repurchase agreements was with Lehman Brothers, Inc., had overnight or "one-day" maturity, and bears interest at rates indexed to LIBOR. If Lehman Brothers fails to return the collateral, the ultimate realization of the security by Dynex REIT may be delayed or limited.

     As of September 30, 2001 and December 31, 2000, Dynex REIT had $57,969 and $97,250, respectively, outstanding of its Senior Unsecured Notes issued in July 1997 and due July 15, 2002 (the "July 2002 Notes"). On March 30, 2001, the Company entered into an amendment to the related indenture governing the July 2002 Notes whereby the Company pledged to the Trustee of the July 2002 Notes substantially all of the Company's unencumbered assets in its investment portfolio and the stock of its subsidiaries. In consideration of this pledge, the indenture was further amended to provide for the release of the Company from certain covenant restrictions in the indenture, and specifically provided for the Company's ability to make distributions on its capital stock in an amount not to exceed the sum of (i) $26,000, (ii) the cash proceeds of any "permitted subordinated indebtedness", (iii) the cash proceeds of the issuance of any "qualified capital stock", and (iv) any distributions required in order for the Company to maintain its REIT status. In addition, the Company entered into a Purchase Agreement with holders of 50.1% of the July 2002 Notes which require the Company to purchase, and such holders to sell, their respective July 2002 Notes at various discounts prior to maturity based on a computation of the Company's available cash. Through September 30, 2001, the Company has retired $39,281of July 2002 Notes for $35,549 in cash under the Purchase Agreement. The discounts provided for under the Purchase Agreement are as follows: by April 15, 2001, 10%; by July 15, 2001, 8%; by October 15, 2001, 6%; by January 15, 2002,
4%; by March 1, 2002, 2%; thereafter until maturity, 0%.

     At December 31, 2000, Dynex REIT had a secured non-revolving credit facility under which $66,765 of letters of credit to support tax-exempt bonds had been issued. These letters of credit were released during the first quarter of 2001, as a result of the purchase, sale or transfer of the underlying tax-exempt bonds, and the facility was extinguished.


NOTE 6 -- ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact of implementing SFAS No. 143.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company is currently evaluating the impact of implementing SFAS No. 142.


NOTE 7 -- DERIVATIVE FINANCIAL INSTRUMENTS

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

     For Interest Rate Agreements entered into for trading purposes, realized and unrealized changes in fair value of these instruments are recognized in the consolidated statements of operations as trading activities in the period in which the changes occur or when such trade instruments are settled. Amounts payable to or receivable from counterparties, if any, are included on the consolidated balance sheets in accrued expenses and other liabilities. In March 2001, the Company entered into three separate short positions aggregating $1,300,000 on the June 2001, September 2001, and December 2001 90-day Eurodollar Futures Contracts. The Company entered into these positions to, in effect, lock-in its borrowing costs on a forward basis relative to its floating-rate liabilities. In addition, in April and May 2001, the Company entered into two short positions on the one-month LIBOR futures contract, both of which were settled during the second quarter. These instruments fail to meet the hedge criteria of FAS No. 133, and therefore are accounted for on a trading basis. Changes in market value for these contracts, and the gain or loss recognized at the termination of these contracts, are recognized in current period earnings. During the nine months ended September 30, 2001, given the continued decline in one-month LIBOR due to reductions in the targeted Federal Funds Rate, the Company recognized $2,914 in losses related to these contracts. At September 30, 2001, the aggregate remaining short position was $150,000 relating to the December 2001 contract.


NOTE 8 -- PREFERRED STOCK

     On June 8, 2001, the Company completed a tender offer on its Series A, Series B, and Series C Preferred Stock (together, the "Preferred Stock"), resulting in the purchase by the Company of 820,601 shares of the Preferred Stock, consisting of 202,090 shares of Series A, 363,708 shares of Series B and 254,803 shares of Series C, respectively, for an aggregate $10,918 and which had an aggregate issue price of $21,405, a book value of $20,503, and including dividends in arrears, a liquidation preference of $25,110. The difference of $9,470 between the repurchase price and the book value has been included in the accompanying Statement of Operations for the three and nine month periods ended September 30, 2001 as an addition to net income available to common shareholders in the line item captioned Preferred Stock benefit (charges) as required by EITF's D-42 and D-53. Also included in Preferred Stock benefit (charges) is the cumulative dividend in arrears of $3,964 related to those shares tendered on June 8, 2001, and which was effectively cancelled at such time. In addition, Preferred Stock benefit (charges) includes the current period dividend amount for the Preferred Stock outstanding for the three and nine month periods ended September 30, 2001.

     On May 22, 2001, dividends of $0.2925 per share of Series A and Series B Preferred Stock and $0.3649 per share of Series C Preferred Stock were declared payable to holders of record as of June 8, 2001. Total dividends of $1,614 were paid on July 20, 2001.

     On September 6, 2001, the Company announced a tender offer on the Preferred Stock, offering to purchase up to 212,817 shares of its Series A Preferred Stock for $16.80 per share, up to 297,746 shares of Series B Preferred Stock for $17.15 per share and up to 304,757 shares of Series C Preferred Stock for $21.00 per share. 486,517 shares were tendered for an aggregate $9,080 and which had an aggregate issue price of $12,971, and including dividends in arrears, a liquidation preference of $15,639. The purchase of the 486,517 tendered shares was completed on November 2, 2001 and as a result will be accounted for in the fourth quarter of 2001.

     As of September 30, 2001 and December 31, 2000, the total amount of dividends in arrears were $23,042 and $19,367 respectively. Individually, the amount of dividends in arrears on the Series A, the Series B and the Series C were $5,505 ($4.97 per Series A share), $7,701 ($4.97 per Series B share) and $9,836 ($6.21 per Series C share), at September 30, 2001 and $4,595 ($3.51 per
Series A share), $6,713 ($3.51 per Series B share) and $8,059 ($4.38 per Series C share), at December 31,2000.


NOTE 9 -- NET GAIN (LOSS) ON SALES, WRITE-DOWNS, IMPAIRMENT CHARGES
          AND LITIGATION

     The following table sets forth the composition of net gain (loss) on sales, write-downs and impairment charges for the nine months ended September 30, 2001 and 2000.

                                                Nine months ended September 30,
                                               ---------------------------------
                                                    2001                2000
                                               --------------       ------------

Phase-out of commercial production operations        402            $    (1,482)
Sales of investments                                  11                (15,639)
Impairment/Writedowns                                  -                (63,545)
AutoBond litigation and AutoBond securities        7,111                      -
Other                                               (631)                  (380)
                                               -------------        ------------
                                               $   6,893            $   (81,046)

     During the nine months ending September 30, 2001 the Company resolved litigation related to AutoBond Acceptance Corporation to the mutual satisfaction of the parties involved. The Company received $7,111 net of legal fees incurred related to the litigation. During the nine months ended September 30, 2000, the Company recognized losses of $63,545 related to (i) the permanent impairment in the carrying value of certain securities, (ii) write-downs to market value of commercial and multifamily loans held for sale and (iii) the accrual of losses related to contingent obligations on its off-balance sheet tax-exempt bond positions. Also, securities with an aggregate principal balance of $34,448 were sold during the nine months ended September 30, 2000 for an aggregate loss of $15,639. Loss on sale of investments at September 30, 2000 also includes realized losses of $1,482 related to the sale of $268,732 of commercial loans during the nine months ended September 30, 2000.


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


NOTE 11 -- LITIGATION

     On November 7, 2000, the Company entered into an Agreement and Plan of Merger with California Investment Fund, LLC ("CIF"), for the purchase of all of the equity securities of the Company for $90,000 (the "Merger Agreement"). The Merger Agreement was subsequently amended on December 22, 2000 as a result of a breach of the requirements of the Merger Agreement by CIF in delivering sufficient evidence of a financing commitment. Among other things, the amendment to the Merger Agreement obligated CIF to deliver to the Company written binding financing commitments and evidence of the consent of the holders of the July 2002 Notes to the merger transaction on or before January 25, 2001. On January 25, 2001, CIF failed to meet the requirements as set forth in the Merger Agreement and the letter of December 22, 2000, and the Company terminated the Merger Agreement effective January 26, 2001 and requested that the escrow agent release to the Company the $1,000 and 572,178 shares of common stock of the Company which CIF placed in escrow under the Merger Agreement (the "Escrow Amount"). On January 29, 2001, the Company filed for Declaratory Judgment in United States District Court for the Eastern District of Virginia, Alexandria Division (the "Court"). CIF filed a counterclaim and demand for jury trial and asked for damages of $45,000. The Court subsequently capped CIF's damage claim to $2,000 as set forth in the Merger Agreement and held a jury trial. On October 16, 2001, the jury returned a verdict which would result in (i) the escrow amount consisting of $1,000 and 572,178 shares of common stock being awarded to the Company, and (ii) the Company having to pay CIF a termination fee of $2,000. The Court has yet to enter judgment pending its decision regarding motions filed by the two parties. Assuming the Court upholds the jury verdict on the $2,000 termination fee the Company will most likely appeal. Neither the receipt of the escrow amount nor the payment of the $2,000 termination fee has been accrued for in the accompanying financial statements.

     In February 2001, the Company resolved a matter related to AutoBond Acceptance Corporation to the mutual satisfaction of the parties involved. In connection with the resolution of this matter, the Company received $7,111, net of related legal fees.

     GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court") wherein the plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999 for approximately $58,258. On July 5, 2001, the Commonwealth Court ruling addressed, among other things, (i) the right of the Company to charge to the delinquent taxpayer a rate of interest of 12% versus 10% on the collection of its delinquent property tax receivables, (ii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iii) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court remanded for further consideration to the Court of Common Pleas items (i) and (iii), and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables, reversing the Court of Common Pleas decision. On September 10th the Commonwealth Court denied the County of Allegheny and GLS's Application for Re-argument. The Pennsylvania Supreme Court has accepted the Application for Extraordinary Jurisdiction filed by Allegheny County and GLS. No damages have been claimed in the action; however, as discussed in Note 4, the decision may impact the ultimate recoverability of the delinquent property tax receivables. To date, GLS has incurred attorneys fees of approximately $2,000 related to foreclosures on such delinquent property tax receivables, approximately $1,000 of which have been reimbursed to GLS by the taxpayer or through liquidation of the underlying real property.

     On May 4, 2001, ACA Financial Guaranty Corporation ("ACA") commenced an action in the United States District Court for the Southern District of New York (the "District Court"), (the "Action"), in which ACA sought injunctive relief as well as money damages of $25,000 based on causes of action for fraudulent conveyance and breach of contract. The complaint challenged, among other things, the validity of the March 30, 2001 Supplemental Indenture to the 1997 Senior
Note Indenture as amended ("1997 Indenture") discussed in Note 5, pursuant to which in 1997 Dynex issued its 7.875% Senior Notes due July 2002. In particular, the complaint challenged the validity, among other things, of the Purchase Agreement, and the Supplemental Indenture and the related amendment to certain restrictive covenants in the Indenture to allow for certain distributions to holders of Dynex equity securities, including the Preferred Stock. ACA is a financial guaranty company who has insured $25,000 of the July 2002 Notes for repayment at maturity on July 15, 2002, for the benefit of the holder of the Notes. The Company is not a party to this insurance contract. On October 31, 2001, the Company and ACA settled this matter out of court. The settlement provides for, among other things, that the Company could complete the tender offer of Preferred Stock announced on September 6, 2001 (and subsequently funded on November 2, 2001), but that the Company would generally not be permitted to make further distributions on its capital stock until the July 2002 Notes are repaid or defeased.

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


NOTE 12 -- RELATED PARTY TRANSACTIONS

     During 2000, Dynex REIT had a credit arrangement with DHI whereby DHI and any of DHI's subsidiaries could borrow funds from Dynex REIT to finance its operations. Under this arrangement, Dynex REIT could also borrow funds from DHI. The terms of the agreement allowed DHI and its subsidiaries to borrow up to $50 million from Dynex REIT at a rate of Prime plus 1.0%. Dynex REIT could borrow up to $50 million from DHI at a rate of one-month LIBOR plus 1.0%. Effective with the liquidation of DHI at December 31, 2000, this credit agreement was terminated. Net interest expense under this agreement was $1,087 for the nine months ended September 30, 2000.

     Dynex REIT has entered into subservicing agreements with Dynex Commercial Services, Inc. ("DCSI") and GLS Capital Services, Inc ("GLSCS") to service commercial loans and property tax receivables, respectively. DCSI and GLSCS were subsidiaries of DHI in 2000, and are now subsidiaries of Dynex REIT. For servicing the commercial loans, DCSI receives an annual servicing fee of 0.02% of the aggregate unpaid principal balance of the loans. For servicing the property tax receivables, GLSCS receives an annual servicing fee of 0.72% of the aggregate unpaid principal balance of the property tax receivables. Servicing fees paid by Dynex REIT under such agreements were $211 during the nine months ended September 30, 2000 and $57 during the same period ended September 30, 2001.

     The Company has made a loan to Thomas H. Potts, president of the Company, as evidenced by a demand promissory note (the "Potts Note"). Mr. Potts directly owns 399,502 shares of common stock of the Company, all of which have been pledged as collateral to secure the Potts Note. Interest is charged on the Potts Note at the applicable short-term monthly applicable federal rate (commonly known as the AFR Rate) as published by the Internal Revenue Service. As of September 30, 2001 and December 31, 2000, the outstanding balance of the Potts Note was $543 and $687, respectively, and interest was current.

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

                              FINANCIAL CONDITION
                  (amounts in thousands except per share data)

                                       September 30, 2001      December 31, 2000
                                       ------------------      -----------------
Investments:
  Collateral for collateralized bonds  $        2,558,555      $       3,042,158
  Securities                                        5,163                  9,364
  Other investments                                34,143                 42,284
  Loans held for sale                               2,891                 19,102

Non-recourse debt - collateralized              2,384,670              2,856,728
Recourse debt                                      64,964                134,168

Shareholders' equity                              181,342                157,131

     Collateral for collateralized bonds Collateral for collateralized bonds consists primarily of securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family housing, fixed-rate loans secured by first liens on multifamily and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title and delinquent property tax receivables. As of September 30, 2001, the Company had 24 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $2.56 billion at September 30, 2001 compared to $3.04 billion at December 31, 2000. This decrease of $0.48 billion is primarily the result of $473.9 million in paydowns on the collateral.

     Securities Securities consist primarily of adjustable-rate and fixed-rate mortgage-backed securities. Securities also include derivative and residual securities. Securities decreased during the nine months ended September 30, 2001 by $4.2 million to $5.2 million at September 30, 2001 from $9.4 million at December 31, 2000 due primarily to the sale of two ARM securities.

     Other investments Other investments at September 30, 2001 consist primarily of delinquent property tax receivables. Other investments decreased from $42.3 million at December 31, 2000 to $34.1 million at September 30, 2001. This decrease is primarily the result of the receipt of the final $9.5 million annual principal payment on the note receivable from the 1996 sale of the Company's single family mortgage operations, offset in part by the purchase of $2.7 million of delinquent property tax receivables.

     Loans held for sale Loans held for sale, which consists principally of commercial mortgage and mezzanine loans on healthcare facilities at September 30, 2001, decreased from $19.1 million at December 31, 2000 to $2.9 million at September 30, 2001 as the result of the sale of loans during the first nine months of the year. These loans are currently carried at the lower of cost or market.

     Non-recourse debt Collateralized bonds issued by Dynex REIT are recourse only to the assets pledged as collateral, and are otherwise non-recourse to Dynex REIT. Collateralized bonds decreased from $2.9 billion at December 31, 2000 to $2.4 billion at September 30, 2001. This decrease was primarily a result of principal payments received on the associated collateral pledged which were used to pay down the collateralized bonds in accordance with the respective indentures.

     Recourse debt Recourse debt decreased to $65.0 million at September 30, 2001 from $134.2 million at December 31, 2000. This decrease was due to $39.3 million of repurchases on the July 2002 Notes, $26.0 million of repayments made on repurchase agreements and the $2.0 million payoff of a note payable.

     Shareholders' equity Shareholders' equity increased to $181.3 million at September 30, 2001 from $157.1 million at December 31, 2000. This increase was a combined result of a $29.9 million decrease in the net unrealized loss on investments available-for-sale from $124.6 million at December 31, 2000 to $94.7 million at September 30, 2001 and net income of $6.9 million during the nine months ended September 30, 2001. This was partially offset by the completion of the tender offer on Preferred Stock completed in June 2001, which reduced shareholders' equity by $11.0 million and the payment of dividends of $1.6 million in July 2001.

                              RESULTS OF OPERATIONS

                                                                     Three Months Ended                   Nine Months Ended
                                                                        September 30,                        September 30,
(amounts in thousands except per share information)                2001              2000               2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Net interest margin                                           $   (2,422)       $   1,252          $   7,830        $   9,132

Net (loss) gain on sales, write-downs, impairment
  charges and litigation                                            (650)            (557)             6,893          (85,467)
Trading losses                                                    (1,161)               -             (2,881)               -
General and administrative expenses                                2,299           (1,573)             6,777            6,519
Extraordinary item - (loss) gain on extinguishment of debt        (1,010)               -              1,835                -
Net (loss) income before preferred stock benefits (charges)       (7,483)            (836)             6,939          (80,235)

Basic net (loss) income per common share before
  extraordinary gain                                          $    (0.66)       $   (0.35)         $    0.97        $   (7.86)
Diluted net (loss) income per common share before
  extraordinary gain                                               (0.66)           (0.35)              0.97            (7.86)

Basic net (loss) income per common share after
  extraordinary item                                          $    (0.75)       $   (0.35)          $   1.14         $  (7.86)
Diluted net (loss) income per common share after
  extraordinary item                                               (0.75)           (0.35)              1.14            (7.86)

     Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months Ended September 30, 2000. The increase in net income and net income per common share during the nine months ended September 30, 2001 as compared to the same period in 2000 is primarily the result of several positive non-recurring items in 2001, including the favorable settlement of litigation, and an extraordinary gain related to the early extinguishment of $39.3 million of the Company's July 2002 Notes, versus losses in 2000 resulting from the sale/write-down of certain securities, the write-down of certain commercial mortgage loans held for sale, and the accrual of losses on certain off-balance sheet tax-exempt bond positions. In addition, basic and diluted earnings per common share for the nine months ended September 2001 reflect the discount to book value of the purchase price of the Company's Series A, Series B, and Series C Preferred Stock tendered pursuant to the tender offer for the Preferred Stock completed on June 8, 2001, and the associated cumulative dividend in arrears on those tendered shares, which were cancelled.

     Net interest margin for the nine months ended September 30, 2001 decreased to $7.8 million from $9.1 million for the same period for 2000. This decrease was primarily the result of an increase in provision for losses to $27.4 million during the nine months ended September 30, 2001 compared to $16.1 million during the nine months ended September 30, 2000. This increase in provision for losses was a result of increasing the reserve for probable losses on various manufactured housing loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk. In addition, average interest-earning assets declined from $3.8 billion for the nine months ended September 30, 2000 to $3.0 billion for the nine months ended September 30, 2001. These decreases were partially offset by an increase in the net interest spread from 0.57% for the nine months ending September 30, 2000 to 1.22% for the nine months ended September 30, 2001.

     Net gain (loss) on sales, write-downs, impairment charges and litigation improved $92.4 million, from a loss of $85.5 million during the nine months ended September 30, 2000, to a gain of $6.9 million during the nine months ended September 30, 2001. During 2001, the Company favorably resolved litigation for $7.1 million, net of legal expenses. During the nine months ended September 30, 2000, the Company recognized losses of $63.5 million related to (i) the permanent impairment in the carrying value of certain securities, (ii) write-downs to market value of commercial and multifamily loans held for sale and (iii) the accrual of losses related to contingent obligations on its off-balance sheet tax-exempt bond positions. Also, securities with an aggregate principal balance of $34.4 million were sold during the nine months ended
September 30, 2000 for an aggregate loss of $15.6 million. The Company also realized losses of $1.5 million related to the sale of $268.7 million of commercial loans during the nine months ended September 30, 2000.

     The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                  Average Balances and Effective Interest Rates

                                              Three Months Ended September 30,               Nine Months Ended September 30,
                                        --------------------------------------------- ----------------------------------------------
                                                2001                   2000                   2001                    2000
                                        ----------------------  --------------------- -----------------------  ---------------------
                                         Average    Effective   Average     Effective   Average     Effective  Average     Effective
                                         Balance      Rate      Balance       Rate      Balance      Rate      Balance       Rate
                                        ----------  ----------  ----------  ---------  -----------  ---------  ----------  ---------
Interest-earning assets:(1)
  Collateral for collateralized
    bonds(2)(3)                         $2,722,657    7.46%     $3,418,086    7.99%    $2,902,187    7.73%     $3,530,831    7.81%
  Securities                                 5,558   11.28          12,930    9.32          9,507   10.53          69,777     6.31
  Other investments                         35,534   14.69          36,271   13.20         35,970   15.08          43,402    13.43
  Loans held for sale or
    securitization                           3,386   11.36          35,765    7.88          4,432   12.74         174,623     8.07
  Cash investments                           7,642    3.62               -       -         16,609    4.68               -        -
                                        -----------  --------  ------------  --------  -----------  ---------  -----------  --------
     Total interest-earning assets      $2,774,778    7.55%    $ 3,503,052    8.05%    $2,968,724    7.82%     $3,818,634     7.86%
                                        ===========  ========  ============  ========  ===========  =========  ===========  ========

Interest-bearing liabilities:
  Non-recourse debt(3)                  $2,528,348    6.11%    $3,101,953     7.61%    $2,654,283    6.58%     $3,193,760     7.27%
  Recourse debt - collateralized
    bonds retained                           8,364    5.41         41,878      7.54        21,123    6.37          75,223     6.97
                                        -----------  --------  ------------  --------  -----------  ---------  -----------  --------
                                         2,536,712    6.11%     3,143,831      7.61     2,675,406    6.58       3,268,983     7.27

  Credit facilities                            702    5.30          2,191      7.01         1,637    6.33          27,506     8.60
  Other recourse debt - secured             58,010    8.18         23,704      9.25        73,974    8.33         130,872     6.38
  Other recourse debt - unsecured                -       -         98,309      8.43             -       -         102,776     8.62
                                        -----------  --------  ------------  --------  -----------  ---------  -----------  --------
  Total interest-bearing liabilities    $2,595,423    6.15%    $3,268,035      7.65%   $2,751,017      6.63%   $3,530,138     7.29%
                                        ===========  ========  ============  ========  ===========  =========  ===========  ========
Net interest spread on all
  investments(3)                                      1.40%                    0.40%                   1.19%                  0.57%
                                                    ==========              ==========              =========               ========
Net yield on average interest-earning                 1.80%                    0.92%                   1.68%                  1.12%
  assets(3)                                         ==========              ==========              =========               ========

(1) _____Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $579 and $698 for the three months ended September 30, 2001 and 2000, respectively, and $502 and $932 for the nine months ended September 30, 2001 and 2000, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses. If included, the net yield on average interest-earning assets would be 0.75% and 0.14% for the three months ended September 30, 2001 and 2000, respectively, and 0.34% and 0.32% for the nine months ended September 30, 2001 and 2000, respectively.

     The net interest spread increased 1.00%, to 1.40% for the three months ended September 30, 2001 from 0.40% for the same period in 2000. The net interest spread for the nine months ended September 30, 2001 also improved relative to the same period in 2000, to 1.68% from 0.57%. The improvement in the Company's net interest spread can be attributed to a decline in the cost of interest-bearing liabilities for the respective 2001 periods, which have declined as a result in the decline of One-Month LIBOR due to the recent reduction in short-term interest rates by the Federal Reserve. The majority of the Company's variable-rate interest-bearing liabilities are priced relative to One-Month LIBOR. Interest-bearing liability costs declined 1.50% and 0.66% for the three and nine-month periods ended September 30, 2001, compared to the same periods in 2000. For both the three and nine month periods ended September 30, 2001, there has been a lesser decline in the effective interest-earning yield on the collateral for collateralized bonds due to the `reset' lag and "floors" (the loans generally adjust or `reset' every six or twelve months and are generally limited to maximum adjustments upwards or downwards of 1% each six months) on the approximate $779 million in single-family ARM loans that comprise a portion of the collateral for collateralized bonds. The Company would expect its net interest spread on its interest-earning assets for the balance of 2001 to improve relative to the first nine-months of 2001 due to further reductions in short term interest rates since September 30, 2001.

     For the three months ended September 30, 2001 compared to the three months ended September 30, 2000, average interest-earning assets declined $728 million, or approximately 21%. The decline for the nine-month period was $850 million, or approximately 22%. A large portion of such reduction relates to paydowns on the Company's adjustable-rate single-family mortgage loans and the sale of fixed-rate commercial mortgage loans that were held for sale. The Company's portfolio now consists of $778.7 million of adjustable rate assets and $1.8 billion of fixed-rate assets. The Company currently finances approximately $195.5 million of the fixed-rate assets with non-recourse LIBOR based floating-rate liabilities, and to the extent that short-term rates continue to decline, the Company's net interest spread should continue to benefit. Once rates stabilize, however, the remaining single-family ARM loans should continue to reset downwards in rate (subject to "floors") which will have the impact of reducing net interest spread in future periods.

     Interest Income and Interest-Earning Assets. At September 30, 2001, $1.80 billion of the investment portfolio consists of loans which pay a fixed-rate of interest. Also at September 30, 2001, approximately $800 million of the investment portfolio is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 66% of the ARM loans underlying the ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 22% of the ARM loans are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and ARM and fixed mortgage securities by type of underlying loan. This table excludes derivative and residual securities, other investments and loans held for sale.

                      Investment Portfolio Composition(1)
                                 ($ in millions)

                        LIBOR Based      CMT Based       Other Indices      Fixed-Rate
                         ARM Loans       ARM Loans       Based ARM Loans       Loans        Total
----------------------------------------------------------------------------------------------------
1999, Quarter 4          $1,048.5         $430.8            $121.1           $2,061.5     $3,661.9
2000, Quarter 1             976.7          362.6             117.4            2,029.4      3,486.1
2000, Quarter 2             902.5          375.8             110.8            1,998.2      3,387.3
2000, Quarter 3             830.1          348.9             103.2            1,960.8      3,243.0
2000, Quarter 4             758.6          309.9              97.4            1,926.3      3,092.2
2001, Quarter 1             688.4          271.6              91.3            1,892.8      2,944.1
2001, Quarter 2             604.4          224.0              81.3            1,852.7      2,762.4
2001, Quarter 3             527.4          173.2              78.2            1,802.4      2,581.2
----------------------------------------------------------------------------------------------------

(1) Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed-rate mortgage securities.

     The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, net premium on the collateral for collateralized bonds, ARM securities, fixed-rate mortgage securities at September 30, 2001 was $23.7 million, or approximately 0.90% of the aggregate balance of collateral for collateralized bonds, ARM securities and fixed-rate securities. The $23.7 million net premium consists of gross collateral premiums of $51.0 million, less gross collateral discounts of $27.3 million. Of the $51.0 million in gross premiums on collateral, $34.2 million relates to the premium on multifamily and commercial mortgage loans with a principal balance of $807.9 million at September 30, 2001, and that have average initial prepayment lockouts or yield maintenance for at least ten years. Net premium on such multifamily and commercial loans is $27.8 million. Amortization expense as a percentage of principal paydowns has decreased from 1.59% for the three months ended September 30, 2000 to 1.30% for the same period in 2001. The principal prepayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 28% for the three months ended September 30, 2001. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans.

                         Premium Basis and Amortization
                                 ($ in millions)

                                                                                                          Amortization
                                                                        CPR                               Expense as a % of
                                                Amortization        Annualized            Principal      Principal Paydowns
                            Net Premium           Expense              Rate               Paydowns
     ----------------------------------------------------------------------------------------------------------------------
1999, Quarter 4             $    38.3            $    2.2              20%                $  165.0              1.41%
2000, Quarter 1                  36.2                 2.0              18%                   122.6              1.64%
2000, Quarter 2                  34.1                 2.1              18%                   131.6              1.56%
2000, Quarter 3                  32.0                 2.1              18%                   134.1              1.59%
2000, Quarter 4                  30.1                 1.9              20%                   134.7              1.41%
2001, Quarter 1                  28.0                 2.0              23%                   142.6              1.43%
2001, Quarter 2                  25.7                 2.3              28%                   174.6              1.31%
2001, Quarter 3                  23.7                 2.1              28%                   162.9              1.30%
---------------------------------------------------------------------------------------------------------------------------

     Credit Exposures. The Company securitizes its loans into collateralized bonds or pass-through securitization structures. With either structure, the Company may use overcollateralization, subordination, third-party guarantees, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing as a form of credit enhancement. With all forms of credit enhancement, the Company may retain a limited portion of the direct credit risk after securitization.

     The following table summarizes the aggregate principal amount of collateral for collateralized bonds and ARM and fixed-rate mortgage pass-through securities outstanding; the direct credit exposure retained by the Company (represented by the amount of overcollateralization pledged and subordinated securities owned by the Company and rated below BBB by one of the nationally recognized rating agencies), net of the credit reserves maintained by the Company for such exposure; and the actual credit losses incurred for each year. Credit reserves maintained by the Company and included in the table below includes third-party reimbursement guarantees of $30.3 million. The table excludes any risks related to representations and warranties made on loans funded by the Company and securitized in mortgage pass-through securities generally funded prior to 1995. This table also excludes any credit exposure on loans held for sale or securitization, and other investments, including delinquent property tax receivables. The Company's credit exposure declines principally as a result of charge-offs against the Company's investment in the respective security structure, and the amount of provision for losses that the Company records during the period relative to such charge-offs.

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

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)

                           Outstanding Loan     Credit Exposure, Net  Actual Credit   Credit Exposure, Net of Credit
                          Principal Balance     of Credit Reserves        Losses       Reserves to Outstanding Loan
                                                                                                 Balance
----------------------------------------------------------------------------------------------------------------------
1999, Quarter 4           $     3,770.3         $     183.2 $              5.5                    4.86%
2000, Quarter 1                 3,679.6               136.0                4.8                    3.70%
2000, Quarter 2                 3,677.3               165.2                5.4                    4.49%
2000, Quarter 3                 3,503.1               142.4                6.8                    4.06%
2000, Quarter 4                 3,245.3               119.1                9.6                    3.67%
2001, Quarter 1                 3,137.0               111.7                8.1                    3.56%
2001, Quarter 2                 2,948.0               105.5                8.2                    3.58%
2001, Quarter 3                 2,771.2               100.1                9.2                    3.61%
----------------------------------------------------------------------------------------------------------------------

     The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which Dynex REIT has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding collateral balance have decreased to 1.75% at September 30, 2001 from 1.96% at September 30, 2000. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of September 30, 2001, management believes the credit reserves are sufficient to cover anticipated losses that may occur as a result of current delinquencies presented in the table below.

                            Delinquency Statistics(1)

                       60 to 90 days      90 days and over
                        delinquent         delinquent (2)          Total
-------------------------------------------------------------------------------------------------------------------------
1999, Quarter 4           0.27%              1.37%                 1.64%
2000, Quarter 1           0.26%              1.46%                 1.72%
2000, Quarter 2           0.34%              1.52%                 1.86%
2000, Quarter 3           0.35%              1.61%                 1.96%
2000, Quarter 4           0.37%              1.59%                 1.96%
2001, Quarter 1           0.20%              1.55%                 1.75%
2001, Quarter 2           0.29%              1.45%                 1.74%
2001, Quarter 3           0.33%              1.42%                 1.75%
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

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is in the process of evaluating the impact of implementing SFAS No. 143.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company is currently evaluating the impact of implementing SFAS No. 142.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations from a variety of sources. These sources have included cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments, common stock offerings through the dividend reinvestment plan, short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of collateralized bonds). Historically, cash flow generated from the investment portfolio has satisfied its working capital needs, and the Company has had sufficient access to capital to fund its loan production operations, on both a short-term (prior to securitization, and recourse) and long-term (after securitization, and non-recourse) basis. However, market conditions since October 1998 have substantially reduced the Company's access to capital. The Company has been unable to access short-term warehouse lines of credit, and, with the exception for the resecuritization of seasoned loans in its investment portfolio, has been unable to efficiently access the asset-backed securities market to meet its long-term funding needs. Largely as a result of its inability to access additional capital, the Company sold its manufactured housing and model home purchase/leaseback operations in 1999, and ceased issuing new commitments in its commercial lending operations. Since 1999, the Company has focused on substantially reducing its recourse debt and minimizing its capital requirements. The Company has made substantial progress in both areas since 1999, and based upon its expected investment portfolio cash flows, and anticipated proceeds from the sale or resecuritization of assets, the Company anticipates that it will repay all of its recourse debt obligations in accordance with their respective terms.

     Non-recourse Debt. Dynex REIT, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex REIT. Collateral for collateralized bonds is not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At September 30, 2001, Dynex REIT had $2.4 billion of collateralized bonds outstanding.

     Recourse Debt. The Company also uses repurchase agreements to finance a portion of its investments. Repurchase agreements allow the Company to sell investments for cash together with a simultaneous agreement to repurchase the same investments on a specified date for a price that is equal to the original sales price plus an interest component. At September 30, 2001, the Company had repurchase agreements outstanding of $6.8 million, all with Lehman Brothers, Inc. (Lehman). These repurchase agreements remain on an "overnight" or one-day basis, and were secured by cash in escrow of $5.8 million, and securities with an unpaid principal balance of approximately $88 million, and an estimated fair value of approximately $62 million. The majority of these securities are rated investment grade. The Company expects to repay all outstanding repurchase agreements by the end of 2001.

     As of September 30, 2001, the Company has $58.0 million outstanding of its senior notes issued in July 1997 and due July 15, 2002 (the "July 2002 Notes"). On March 30, 2001, the Company entered into an amendment to the related indenture governing the July 2002 Notes (the "Supplemental Indenture") whereby the Company pledged to the Trustee of the July 2002 Notes substantially all of the Company's unencumbered assets and the stock of its subsidiaries. In consideration of this pledge, the indenture was further amended to provide for the release of the Company from certain covenant restrictions in the indenture, and specifically provided for the Company's ability to make distributions on its capital stock in an amount not to exceed the sum of (a) $26 million, (b) the cash proceeds of any "permitted subordinated indebtedness", (c) the cash proceeds of the issuance of any "qualified capital stock", and (d) any distributions required in order for the Company to maintain its REIT status. Pursuant to its settlement with ACA (see Item 1 below), the Company is not permitted to make any further distributions on its capital stock pursuant to clause (a) above. In addition, the Company entered into a Purchase Agreement with holders of 50.1% of the July 2002 Notes which require the Company to purchase, and such holders to sell, their respective July 2002 Notes at various discounts based on a computation of the Company's available cash. The discounts provided for under the Purchase Agreement are as follows: by April 15, 2001, 10%; by July 15, 2001, 8%; by October 15, 2001, 6%; by January 15, 2002, 4%; by
March 1, 2002, 2%; thereafter until maturity, 0%. Through September 30, 2001, the Company has retired $39,281 of July 2002 Notes for $35,549 in cash under the Purchase Agreement.

     The Company's ability to incur additional indebtedness has been substantially limited by the Supplemental Indenture. After the repayment of its repurchase agreement obligations, the only remaining recourse debt of the Company will be the July 2002 Notes. Based on a pro forma analysis of cash flows from its investment portfolio and proceeds from the call and resecuritization of certain of its collateralized bond securities, the Company anticipates that the July 2002 Notes will be repaid in accordance with their contractual terms, although no assurances can be given of such repayment. A portion of the proceeds for repayment of the July 2002 Notes will result from proceeds received from the call and resecuritization of one series of collateralized bond obligations currently outstanding. Such series is collateralized primarily by seasoned single-family ARM loans. To the extent that there are significant disruptions in the capital markets, the Company's ability to call such series and resecuritize the underlying loans may be inhibited.

     During the quarter ending September 30, 2001 the Company called and resold one series of collateralized bonds. This series of collateralized bonds is collateralized principally by adjustable-rate single-family mortgage loans and securities. As a result of this call and resale the Company incurred an extraordinary loss of $1.0 million related to the write-off of unamortized bond issue costs and discounts on the called series.

                                     Table 1
                              Net Balance Sheet(1)
                                ($ in thousands)

                                                                   September 30,
                                                                       2001
                                                                   -------------
ASSETS
Investments:
   Collateral for collateralized bonds                              $ 2,558,555
   Less:  Collateralized bonds issued                                (2,460,584)
                                                                   -------------
     Net investment in collateralized bonds                              97,971
   Collateralized bonds retained                                         75,647
   Securities                                                             5,162
   Other investments                                                     34,143
   Loans held for sale                                                    2,891
                                                                   -------------
                                                                        215,814

   Cash, including restricted                                            18,071
   Accrued interest receivable                                              292
   Other assets                                                          14,802
                                                                   -------------
    Total Assets                                                   $    248,979
                                                                   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Repurchase agreements                                           $      6,823
   Notes payable                                                         58,141
   Accrued interest payable                                                 958
   Other liabilities                                                      1,715
                                                                   -------------
    Total Liabilities                                                     67,637
                                                                   -------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share                            106,975

Common stock, par value $.01 per share,                                     114
   Additional paid-in capital                                           361,469
   Accumulated other comprehensive loss                                 (94,738)
   Accumulated deficit                                                 (192,478)
                                                                   -------------
    Total Shareholders' Equity                                          181,342
                                                                   -------------
    Total Liabilities and Shareholders' Equity                     $    248,979
                                                                   =============

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

     Capital Resources. The Company relies on a repurchase facility with an investment-banking firm to meet its remaining short-term funding needs. This repurchase facility is currently on an overnight maturity basis. The Company's access to alternative or additional sources of financing has been significantly reduced.

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

     Interest Rate Fluctuations. The Company's income depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently pledged as collateral for collateralized bonds by the Company are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse debt, $195.5 million of which is variable rate. In addition, a significant amount of the investments held by the Company are variable rate collateral for collateralized bonds. These investments are financed through non-recourse long-term collateralized bonds and, to a lesser extent, recourse short-term repurchase agreements. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have periodic interest rate caps and the related borrowing have no such interest rate caps.

     Defaults. Defaults by borrowers on loans included in the Company's investment portfolio may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company. The Company's allowance for losses is calculated on the basis of historical experience, industry data, and management's estimates. Actual default rates or loss severities may differ from the Company's estimate for a variety of reasons, including economic conditions. Defaults on the Company's manufactured housing loans have been higher than the Company's prior estimates. Actual defaults on ARM loans may increase during a rising interest rate environment. The Company believes that its reserves are adequate for such risks on loans that were delinquent as of September 30, 2001.

     Prepayments. Prepayments by borrowers on loans securitized by the Company may have an adverse impact on the Company's financial performance. Prepayments are expected to increase during a declining interest rate or flat yield curve environment. The Company's exposure to rapid prepayments is primarily (i) the faster amortization of premium on the investments and, to the extent applicable, amortization of bond discounts, and (ii) the more rapid decline in its portfolio of earning assets.

     Competition. The financial services industry is a highly competitive market. Increased competition in the market has adversely affected the Company, and may continue to do so.

     Regulatory Changes. The Company's businesses as of September 30, 2001 are not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables.

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

     The Company measures the sensitivity of its net interest income, excluding various accounting adjustments including provision for losses, and premium and discount amortization, to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its interest income for the next twenty-four months assuming no changes in interest rates from those at period end. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to net interest income, excluding various accounting adjustments as set forth above.

     The  following   table   summarizes  the  Company's  net  interest   margin
sensitivity analysis as of September 30, 2001. This analysis represents management's estimate of the percentage change in net interest margin given a parallel shift in interest rates. The "Base" case represents the interest rate environment as it existed as of September 30, 2001. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, its projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's assets and liabilities, and there are likely to be such changes in the future.

            Basis Point Increase (Decrease)        % Change in Net Interest
                   In Interest Rates                 Margin from Base Case
            -------------------------------        ------------------------

                        +200                                   (7.6)%
                        +100                                   (3.8)%
                        Base
                        -100                                    3.8%
                        -200                                    7.6%

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

     Approximately $779 million of the Company's investment portfolio as of September 30, 2001 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 66% and 22% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

     The remaining portion of the Company's investments portfolio as of September 30, 2001, approximately $1.80 billion, is comprised of loans or securities that have coupon rates that are fixed. The Company has substantially limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds and notes payable which approximated $1.4 billion as of September 30, 2001, and (ii) equity, which was $181.3 million. Overall, the Company's interest rate risk is related both to the rate of change in short term interest rates, and to the level of short-term interest rates.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     On November 7, 2000, the Company entered into an Agreement and Plan of Merger with California Investment Fund, LLC ("CIF"), for the purchase of all of the equity securities of the Company for $90 million (the "Merger Agreement"). The Merger Agreement was subsequently amended on December 22, 2000 as a result of a breach of the requirements of the Merger Agreement by CIF in delivering sufficient evidence of a financing commitment. Among other things, the amendment to the Merger Agreement obligated CIF to deliver to the Company written binding financing commitments and evidence of the consent of the holders of the July 2002 Notes to the merger transaction on or before January 25, 2001. On January 25, 2001, CIF failed to meet the requirements as set forth in the Merger Agreement and the letter of December 22, 2000, and the Company terminated the Merger Agreement effective January 26, 2001 and requested that the escrow agent release to the Company the $1 million and 572,178 shares of common stock of the Company which CIF placed in escrow under the Merger Agreement (the "Escrow Amount"). On January 29, 2001, the Company filed for Declaratory Judgment in United States District Court for the Eastern District of Virginia, Alexandria Division (the "Court"). CIF filed a counterclaim and demand for jury trial and asked for damages of $45 million. The Court subsequently capped CIF's damage claim to $2 million as set forth in the Merger Agreement and held a jury trial. On October 16, 2001, the jury returned a verdict whwhich would result in (i) the escrow amount consisting of $1 million and 572,178 shares of common stock being awarded to the Company, and (ii) the Company having to pay CIF a termination fee of $2 million. The Court has yet to enter judgment pending its decision regarding motions filed by the two parties. Assuming the Court upholds the jury verdict on the $2 million termination fee the Company will most likely appeal. Neither the receipt of the escrow amount nor the payment of the $2 million termination fee has been accrued for in the accompanying financial statements.

     GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court") wherein the plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999 for approximately $58.3 million. On July 5, 2001, the Commonwealth Court ruling addressed, among other things, (i) the right of the Company to charge to the delinquent taxpayer a rate of interest of 12% versus 10% on the collection of its delinquent property tax receivables, (ii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iii) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court remanded for further consideration to the Court of Common Pleas items (i) and (iii), and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables, reversing the Court of Common Pleas decision. On September 10th the Commonwealth Court denied the County of Allegheny and GLS's Application for Re-argument. The Pennsylvania Supreme Court has accepted the Application for Extraordinary Jurisdiction filed by Allegheny County and GLS. No damages have been claimed in the action; however, as discussed in Note 4, the decision may impact the ultimate recoverability of the delinquent property tax receivables. To date, GLS has incurred attorneys fees of approximately $2,000 related to foreclosures on such delinquent property tax receivables, approximately $1,000 of which have been reimbursed to GLS by the taxpayer or through liquidation of the underlying real property.

     On May 4, 2001, ACA Financial Guaranty Corporation ("ACA") commenced an action in the United States District Court for the Southern District of New York (the "District Court"), (the "Action"), in which ACA sought injunctive relief as well as money damages of $25 million based on causes of action for fraudulent conveyance and breach of contract. The complaint challenged, among other things, the validity of the March 30, 2001 Supplemental Indenture to the 1997 Senior
Note Indenture as amended ("1997 Indenture") discussed in Note 5, pursuant to which in 1997 Dynex issued its 7.875% Senior Notes due July 2002. In particular, the complaint challenged the validity, among other things, of the Purchase Agreement, and the Supplemental Indenture and the related amendment to certain restrictive covenants in the Indenture to allow for certain distributions to holders of Dynex equity securities, including the Preferred Stock. ACA is a financial guaranty company who has insured $25 million of the July 2002 Notes for repayment at maturity on July 15, 2002, for the benefit of the holder of the Notes. The Company is not a party to this insurance contract. On October 31, 2001, the Company and ACA settled this matter out of court. The settlement provides for, among other things, that the Company could complete the tender offer of Preferred Stock announced on September 6, 2001 (and subsequently funded on November 2, 2001), but that the Company would generally not be permitted to make further distributions on its capital stock until the July 2002 Notes are repaid or defeased.

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

         Not applicable

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 10.8. Terms of Employment between Dynex Capital, Inc. and Mr. Thomas H. Potts, dated September 4, 2001.

              Exhibit 10.9. Terms of Employment between Dynex Capital, Inc. and Mr. Stephen J. Benedetti, dated September 4, 2001.

         (b)  Reports on Form 8-K


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DYNEX CAPITAL, INC.




                                      By:   /s/ Thomas H. Potts
                                           ------------------------------------
                                           Thomas H. Potts, President
                                           (authorized officer of registrant)




                                            /s/ Stephen J. Benedetti
                                           ------------------------------------
                                           Stephen J. Benedetti, Chief Financial
                                           Officer, Executive Vice President,
                                           and Treasurer
                                           (principal accounting officer)

Dated:  November 14, 2001