Form 10-K
period 2001-12-31
DYNEX CAPITAL INC
filed 2002-03-28
CIK 826675

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K
(Mark One)
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          Commission file number 1-9819

                               DYNEX CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

  Virginia                                                    52-1549373
(State or other jurisdiction of                       (IRS Employer I.D. No.)
 incorporation or organization)

       4551 Cox Road, Suite 300,                               23060
         Glen Allen, Virginia                               (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (804) 217-5800


           Securities registered pursuant to Section 12(b) of the Act:
Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, $.01 par value           New York Stock Exchange


           Securities registered pursuant to Section 12(g)of the Act:

Title of each class                      Name of each  exchange
                                          on which  registered
Series A 9.75% Cumulative Convertible
  Preferred Stock, $.01 par value        NASDAQ National Market
Series B 9.55% Cumulative Convertible
  Preferred  Stock, $.01 par value       NASDAQ National Market
Series C 9.73% Cumulative Convertible
  Preferred Stock, $.01 par value        NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   |X|     No   ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 26, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $34,470,114 at a closing price on The New York Stock Exchange of $3.17. Common stock outstanding as of March 26, 2002 was 10,873,853 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 2001, are incorporated by reference into
Part III.

================================================================================

                               DYNEX CAPITAL, INC.
                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.   BUSINESS............................................................1
Item 2.   PROPERTIES.........................................................11
Item 3.   LEGAL PROCEEDINGS..................................................11
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................11


                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..............................................11
Item 6.   SELECTED FINANCIAL DATA............................................12
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS............................................13
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........27
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................28
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.........................................28


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................28
Item 11.  EXECUTIVE COMPENSATION.............................................29
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT...................................................29
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................29


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K.....................................................29

SIGNATURES...................................................................31

                                     PART I

Item 1.      BUSINESS

                                     General

         Dynex Capital, Inc. (the "Company") was incorporated in the Commonwealth of Virginia in 1987. The Company is a financial services company, which invests in a portfolio of securities and investments backed principally by single family mortgage loans, commercial mortgage loans, manufactured housing installment loans and delinquent property tax receivables. These loans were funded primarily by the Company's loan production operations or purchased in bulk in the market. Historically, the Company's loan production operations have included single-family mortgage lending, which was sold in 1996, commercial mortgage lending and manufactured housing lending. Through its specialty finance business, the Company also has provided for the purchase and leaseback of single family model homes to builders and the purchase and management of delinquent property tax receivables. Loans funded through the Company's production operations have generally been pooled and pledged (i.e. securitized) as collateral for non-recourse bonds ("collateralized bonds"), which provided long-term financing for such loans while limiting credit, interest rate and liquidity risk. The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes under the Internal Revenue Code of 1986, as amended, and, as such, must distribute substantially all of its taxable income to shareholders. Provided that the Company meets all of the proscribed Internal Revenue Code requirements for a REIT, the Company will generally not be subject to federal income tax.

         Since 1999, as a result of disruptions in the fixed income markets, the Company has focused its efforts on conserving its capital base and repaying its outstanding recourse obligations, including both borrowings and letters of credit. To that end, the Company has not paid a dividend on its common stock since 1998 and suspended regular dividends on its preferred stock in the third quarter of 1999. The Company sold both its manufactured housing lending/servicing operations and its model home purchase/leaseback business during 1999 and in 2000 the Company phased-out its commercial lending operations. Since 2000, the Company's business operations have been essentially limited to the management of its investment portfolio and the active collection of its portfolio of delinquent property tax receivables. As of December 31, 2001, the Company had paid off all its recourse obligations (borrowings and letters of credit) except for $58.0 million of its senior notes due July 15, 2002 (the "Senior Notes") and $0.2 million related to a capital lease. Based on its projected cash flow from its investment portfolio and the projected proceeds from a securitization the Company is planning in the second quarter of 2002, the Company projects that it will payoff its Senior Notes and capital lease in accordance with their contractual terms. At such time, the Company will have no recourse obligations remaining, and not be subject to any contractual restrictions on its business or investment activities.

         During the fourth quarter of 1999, the board of directors (the "Board") engaged a financial advisor to analyze and review various alternatives for the Company. Such effort resulted in the Company entering into a merger agreement in the fourth quarter of 2000 whereby all of the outstanding equity securities of the Company would be acquired by a privately owned fund for $90 million. When the purchaser failed to satisfy various requirements in the merger agreement, the Company terminated such agreement in January 2001. Since such date, the Company has received other inquiries for the purchase of all or a portion of its outstanding equity securities; none of these inquiries were on terms that the Board felt were adequate and, as a result, were not pursued. The Company is not actively soliciting merger proposals.

         In March 2001, the Company amended the terms of its Senior Notes to allow for up to $26 million in distributions to holders of its equity securities. In conjunction with such amendment, the Company also agreed to purchase $49.6 million of its Senior Notes from certain holders at discounted prices beginning in March 2001. The Company completed the $49.6 million in purchases over a ten-month period at a cumulative discount of $4.2 million. During 2001, the Company completed two tender offers for shares of its preferred stock having an aggregate liquidation preference of $40.9 million for a total purchase price of $20.0 million. The Company believes that these tender offers provided liquidity to those preferred shareholders desiring to sell their shares, contributed to the improvement in the market prices of both the Company's preferred and common shares, and improved the book value per common share. Pursuant to a settlement agreement with an insurance company that guaranteed a portion of the outstanding Senior Notes, the Company is effectively precluded from further distributions on its equity securities until the Senior Notes are paid in full.

         The Board continues to evaluate strategies to improve shareholder value. Given the improvement in the market value of the Company's equity securities since January 2001, the Board feels that it is unlikely that any offer will be made by a third party that would be at a level that would be approved by both the Board and the requisite percentage of shareholders. The Board has also reviewed possible liquidation scenarios, but the illiquid nature of many of the Company's remaining assets and the lack of buyers for many of such assets makes such an alternative impractical over any reasonable time horizon.

         As a result, the Board has requested management of the Company to analyze various business directions for the Company to pursue on a going forward basis once the remaining Senior Notes are paid in full, which the Company expects to be completed on or before July 15, 2002. Based on a review of such alternatives by the Board in February 2002, the Company has engaged an advisor to assist it in evaluating the feasibility of the Company forming or acquiring a depository institution. The Company had taken preliminary steps in that direction in January 1999 when it visited with and submitted a draft business plan to the Office of Thrift Supervision ("OTS"). However, the Company was advised by the OTS that the risk profile of the Company's lines of business at such time (essentially the origination and securitization of commercial mortgage loans, manufactured housing loans and sub-prime auto loans) was not compatible with the regulatory guidelines of the OTS. As a result, the Company did not formally submit an application for a thrift charter at that time.

         The Company sees the benefits of forming or acquiring a depository institution as follows: (i) as future investments (i.e., loans and/or securities) would be owned by the depository institution (which has access to deposits insured by the Federal Deposit Insurance Corporation and to borrowings from the Federal Home Loan Bank System), there would be reduced liquidity risk to the Company in the future, a risk that has historically caused considerable losses to specialty finance companies including the Company; (ii) the depository institution is not dependent on the public or private markets for funding; (iii) given that the Company's net operating and capital loss carry-forwards exceed $180 million in the aggregate (the "NOL"), the fact that depository institutions are subject to state and federal income taxes should not be a detriment to financial results for the foreseeable future; (iv) while owning and operating a depository institution would probably require the Company to give up its REIT status, the Company will not for the foreseeable future realize any material benefits from maintaining REIT status (certain of the Company's subsidiaries will maintain REIT status as required while their respective securitizations are outstanding); and (v) regulatory guidelines would likely require an investment strategy that would be of lower risk than the Company's historic investment strategies.

         The Company also sees various drawbacks to forming or acquiring a depository institution as follows: (i) a depository institution is highly regulated, and such regulation limits and restricts the activities and operations of a depository institution; (ii) the Company would become a bank or thrift holding company and subject to various restrictions and regulations;
(iii) depository institutions operate in a very competitive environment; (iv) the Company may not be able to achieve a return on the equity invested in a depository institution that enhances shareholder value relative to other alternatives for the Company; (v) the Company currently has no experience in managing a depository institution; and (vi) the annual dividend rate on each of the three series of preferred stock outstanding would increase by an amount equal to approximately 0.50%.

         To the extent the Company pursues forming or acquiring a depository institution, the Company would likely use the majority of its cash flow until the NOL is fully utilized to invest in the depository institution. While subject to significant uncertainty, the Company projects that the NOL will not be fully utilized until at least 2010. However, as the Company believes that the two tender offers and partial dividend on its preferred stock during 2001 did contribute to the improvement in the liquidity and the market prices of both the Company's preferred and common shares, it is likely that the Company would allocate a portion of its cash flow in the future to make distributions on its preferred stock. Such distributions would be in the form of dividends and/or periodic tender offers. Any such distributions (and assuming that no equity securities were issued) would likely delay further the full utilization of the NOL. The Company is precluded from making any distributions on its common stock until all dividends are current on its preferred stock. However, if the Company does pursue forming or acquiring a depository institution, the Company would most likely minimize any future dividends on its common stock and either retain earnings or purchase its common stock in an effort to grow earnings per common share.

         At this time, the Company has not developed a business plan for a depository institution to submit to a regulatory agency. However, the Company does not anticipate that the Company would encounter the same response from the regulatory agency as it did in early 1999 because the Company is no longer in commercial mortgage lending, manufactured housing lending, or sub-prime auto lending (the Company currently has no loan origination operations). Any business plan for a depository institution would thus be based on lending or investment strategies that are compatible with the regulatory requirements. Further, to the extent the Company does pursue a depository institution, the Board may appoint additional directors that have recent oversight or operating experience with depository institutions.

         Prior to December 31, 2000, the Company operated the majority of its lending and servicing activities out of a taxable affiliate, Dynex Holding, Inc. ("DHI"), and its subsidiaries, which were not consolidated for financial reporting or tax purposes but were accounted for in the Company's financial statement in a manner similar to the equity method. In December 2000, certain DHI subsidiaries were sold to Company, and DHI was liquidated into the Company in a taxable liquidation transaction. Since that time, the surviving assets and liabilities and operations of DHI have been included in the consolidated financial results of the Company. Prior to 2000, the consolidated results of DHI have been included under the equity method of accounting.

Business Focus and Strategy

         The Company's business plan prior to its redirection in 1999 as outlined above, was to create a diversified investment portfolio that in the aggregate generated stable income for the Company in a variety of interest rate environments and preserved the capital base of the Company. The Company had historically focused on markets where it believed that it could create investments for its portfolio at a lower cost than if those investments were purchased in the secondary market. The markets that the Company has historically participated in have included single family mortgage lending, commercial mortgage lending, manufactured housing lending, and various specialty finance businesses, including purchase/leaseback of model homes and the purchase and collection of delinquent property tax receivables. During 1998, the Company also had entered into an arrangement to purchase funding notes secured by sub-prime auto loans coupled with an option to buy a majority interest in AutoBond Acceptance Corporation ("AutoBond"), the counter-party on such funding notes. As previously indicated, the Company has either sold or phased-out its various lending businesses, terminated its relationship with AutoBond, and is now primarily focused on collecting its delinquent property tax receivables, repaying its remaining recourse debt, and improving shareholder value.

         The Company's principal source of earnings historically has been its net interest income from its investment portfolio. The Company had generally created investments for its portfolio through the issuance of non-recourse collateralized bonds secured by a pledge of the assets generated or acquired by its production operations. Commensurate with its shift in its business plan in 1999, the Company's investment portfolio has been declining as the result of sales and pay-downs, with little additional investment having been made by the Company over the past two years. The Company's remaining investment portfolio consists primarily of collateral for collateralized bonds and delinquent property tax receivables. The Company funds its investment portfolio primarily through non-recourse collateralized bonds and funds raised from the issuance of equity. For the portion of the investment portfolio funded with collateralized bonds or other borrowings, the Company generates net interest income to the extent that there is a positive spread between the yield on the interest-earning assets and the cost of the borrowed funds. The cost of the Company's borrowings may be increased or decreased by interest rate swap, cap or floor agreements. For the other portion of the investment portfolio funded with equity, net interest income is primarily a function of the yield generated from the interest-earning asset.

         At December 31, 2001, the Company owned the right to call adjustable-rate and fixed-rate mortgage pass-through securities previously issued and sold by the Company once the outstanding balance of such securities reached a call trigger, generally either 10% or less of the original amount issued or a specified date. The aggregate projected callable balance of such securities at the time of the projected call is approximately $325 million, relating to 20 securities. The Company may or may not elect to call one or more of these securities when eligible to call. During 2001, three securities reached their call trigger, and the Company did not exercise its right to call any of the securities. The Company has initiated the call on three securities in 2002 for approximately $31 million, and may initiate the call of eleven additional securities in 2002 with an estimated balance of $148 million, seven of which the company owns the call rights and four for which the company expects to purchase the call rights. The Company may call additional securities in the future.

         The Company also owns the right to purchase or redeem generally by class the collateralized bonds on its balance sheet once the outstanding balance of such bonds reaches 35% or less of the original amount issued or a specified date. The Company purchased all the classes of one series of collateralized bonds during 2001, and re-offered the bonds at a lower effective interest rate. The Company expects that two series of collateralized bonds will be redeemed in 2002, and that the Company will resecuritize the underlying collateral, which consists principally of single-family mortgage loans.


                               Lending Operations

         The Company had generally been a vertically integrated lender, performing the sourcing, underwriting, funding, and servicing of loans to maximize efficiency and provide superior customer service. The Company had principally focused on loan products that maximize the advantages of the REIT tax election and had emphasized direct relationships with the borrower and minimized, to the extent practical, the use of origination intermediaries. The Company had historically utilized internally generated guidelines to underwrite loans for all product types and maintained centralized loan pricing, and performed the servicing function for loans on which the Company has credit exposure.

         The Company's funding activity for 2001 included the purchase of approximately $8.7 million of delinquent property tax receivables under a previously executed contract to purchase. The Company purchased $7.6 million of such tax receivables in 2000. The Company's loan funding activity during 2000 also consisted of funding approximately $29.5 million related to prior multifamily loan commitments. The Company has no remaining commitments to fund loans or other assets.


                                Primary Servicing

         The Company no longer services, on a primary basis, any of the assets included in its investment portfolio other than $3.3 million of commercial mortgage loans currently held for sale and its portfolio of delinquent property tax receivables. During 1997, the Company established a servicing function in Pittsburgh, Pennsylvania, to manage the collection of the Company's delinquent property tax receivables. The Company's responsibilities as servicer include collecting voluntary payments from property owners, and if collection efforts fail, foreclosing, stabilizing and selling the underlying properties. During 1999, the Company also established a satellite servicing office in Cleveland, Ohio. As of December 31, 2001, the Company had a servicing portfolio with an aggregate redemptive value of approximately $138 million of delinquent property tax receivables in five states, but with the majority in Pennsylvania and Ohio.

         The Company plans to offer during 2002 third-party collection services to taxing jurisdictions for the collection of delinquent property tax receivables. The Company plans to initially target jurisdictions in Ohio and Pennsylvania; however, there can no assurance such effort will be successful.


                                Master Servicing

         The Company performs the function of master servicer for certain of the securities it has issued. The master servicer's function typically includes monitoring and reconciling the loan payments remitted by the servicers of the loans, determining the payments due on the securities and determining that the funds are correctly sent to a trustee or investors for each series of securities. Master servicing responsibilities also include monitoring the servicers' compliance with its servicing guidelines. As of December 31, 2001, the Company monitored the performance of twelve third-party servicers of single family loans; the performance of GMAC Commercial Mortgage Corporation as the servicer of the Company's securitized commercial mortgage loans, and Origen Financial, LLC as the servicer of the Company's manufactured housing loans.

         As master servicer, the Company is paid a monthly fee based on the outstanding principal balance of each such loan master serviced or serviced by the Company as of the last day of each month. As of December 31, 2001, the Company master serviced $1.7 billion in securities.


                                 Securitization

         Since late 1995, the Company's predominate securitization structure has been collateralized bonds. Generally, for accounting and tax purposes, the loans financed through the issuance of collateralized bonds are treated as assets of the Company, and the collateralized bonds are treated as debt of the Company. The Company earns the net interest spread between the interest income on the loans and the interest and other expenses associated with the collateralized bond financing. The net interest spread is directly impacted by the credit performance of the underlying loans, by the level of prepayments of the underlying loans and, to the extent collateralized bond classes are variable-rate, may be affected by changes in short-term rates. The Company's investment in the collateralized bonds is typically referred to as the over-collateralization. The Company analyzes and values its investment in collateralized bonds on a "net investment basis" (i.e., the excess of the collateral pledged over the outstanding collateralized bonds, and the resulting net cash flow to the Company), as further discussed below.

Investment Portfolio

         Composition. The following table presents the balance sheet composition of the investment portfolio by investment type and the percentage of the total investments as of December 31, 2001 and 2000. Collateral for collateralized bonds and securities are presented at estimated fair value, other investments are presented at amortized cost, and loans held for sale are presented at the lower of cost or market.

--------------------------------------------- ---------------------------------------------------------------
                                                                    As of December 31,
                                                           2001                            2000
                                              ------------------------------- -------------------------------
(amounts in thousands)                            Balance        % of Total       Balance        % of Total
--------------------------------------------- ----------------- ------------- ----------------- -------------
Investments:
   Collateral for collateralized bonds           $2,404,157          96.9%       $3,042,158          97.8%
   Securities:
     Adjustable-rate mortgage securities              1,740           0.1             4,266           0.1
     Fixed-rate mortgage securities                   1,245           0.1             1,400           0.0
     Derivative and residual securities               2,523           0.1             3,698           0.1
   Other investments                                 63,553           2.6            42,284           1.4
   Loans                                              7,315           0.2            19,102           0.6
--------------------------------------------- ----------------- ------------- ----------------- -------------

       Total investments                         $2,480,533           100%       $3,112,908           100%
--------------------------------------------- ----------------- ------------- ----------------- -------------

         Collateral for collateralized bonds. Collateral for collateralized bonds represents the single largest investment in the Company's portfolio. Collateral for collateralized bonds is composed primarily by adjustable-rate and fixed-rate mortgage loans secured by first liens on single-family homes, fixed-rate mortgage loans secured by multifamily residential housing properties and commercial properties, manufactured housing installment loans secured by either a UCC filing or a motor vehicle title, and property tax receivables. Interest margin on the net investment in collateralized bonds (defined as the principal balance of collateral for collateralized bonds less the principal balance of the collateralized bonds outstanding) is derived primarily from the difference between (i) the cash flow generated from the collateral pledged to secure the collateralized bonds and (ii) the amounts required for payment on the collateralized bonds and related insurance and administrative expenses. Collateralized bonds are generally non-recourse to the Company. The Company's yield on its net investment in collateralized bonds is affected primarily by changes in interest rates, prepayment rates and credit losses on the underlying loans. The Company may retain for its investment portfolio certain classes of the collateralized bonds issued and in the past has pledged such classes as collateral for repurchase agreements.

         ARM securities. Another segment of the Company's portfolio is the investments in adjustable-rate mortgage ("ARM") securities. The interest rates on the majority of the Company's ARM securities reset every six months and the rates are subject to both periodic and lifetime limitations.

         Fixed-rate mortgage securities. Fixed-rate mortgage securities consist of securities that have a fixed-rate of interest over their remaining life. The Company's yields on these securities are primarily affected by changes in prepayment rates.

         Derivative and residual securities. Derivative and residual securities consist primarily of interest-only securities ("I/Os"), principal-only securities ("P/Os") and residual interests that were generally created as a result of the Company's securitizations. An I/O is a class of a collateralized bond or a mortgage pass-through security that pays to the holder substantially all interest. A P/O is a class of a collateralized bond or a mortgage pass-through security that pays substantially all principal to the holder. Residual interests represent the excess cash flows on a pool of mortgage collateral after payment of principal, interest and expenses of the related mortgage-backed security or repurchase arrangement. Residual interests may have little or no principal amount and may not receive scheduled interest payments. The yields on these securities are affected primarily by changes in prepayment rates and by changes in short-term interest rates.

         Other investments. Other investments consist primarily of delinquent property tax receivables. For December 31, 2000, other investments also includes a $9.5 million installment note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996. One pool of the delinquent property tax receivables was previously pledged as collateral for collateralized bonds, and in 2001 was reclassified to other investments commensurate with the repayment of the associated collateralized bonds outstanding to third parties. During 2001, the Company collected approximately $16.8 million on its delinquent property tax receivables, with collections of $8.3 million relating to Allegheny County, Pennsylvania, $7.5 million related to Cuyahoga County, Ohio and $1.0 million relating to various other jurisdictions.

         Loans. As of December 31, 2001, loans consist principally of consumer installment loans that were previously securitized, mezzanine loans secured by healthcare properties, and participation in first mortgage loans secured by multifamily and commercial mortgage loans. As of December 31, 2000, loans consisted primarily of multifamily permanent and construction mortgage loans and mezzanine loans secured by healthcare properties. As of December 31, 2001 and 2000, loans with a carrying value of $3.7 million and $19.1 million, respectively, are considered held for sale and are carried at the lower of cost or market.

Collateralized Bond Securities

         The  Company  analyzes  and values its  investment  in  collateral  for collateralized bonds on a net investment basis. The Company, through its subsidiaries, pledges collateral (i.e., single-family mortgage loans, manufactured housing mortgage loans, or commercial mortgage loans) for collateralized bond obligations that are issued based on the pledge of such collateral. These collateralized bonds are recourse only to the collateral pledged, and not to the Company. The structure created by the pledge of collateral  and  sale of the  associated  collateralized  bonds is  referred  to hereafter as a "collateralized bond security". The "net investment in collateralized bond securities" generally represents the principal balance of the collateral pledged (plus any premiums and related costs and less any discounts) less the outstanding balance of the associated collateralized bonds owned by third parties. The Company generally has sold the investment grade classes of the collateralized bonds to third parties, and has retained the portion of the collateralized bond security that is below investment grade. The Company estimates the fair value of its net investment in collateralized bond securities as the present value of the projected cash flow from the collateral, adjusted for the impact of and assumed level of future prepayments and credit losses, less the projected principal and interest due on the bonds owned by third parties. Below is a summary as of December 31, 2001, by each series where the fair value exceeds $0.5 million of the Company's net investment in collateralized bond securities. As previously indicated the Company master services the majority of its collateralized bond securities. Monthly payment reports for those securities master-serviced by the Company may be found on the Company's website at www.dynexcapital.com.

----------------------------------------------------------------------------------------------------------------------
(amounts in                                                              Principal
thousands)                                              Principal        balance of      Principal    Amortized Cost
                                                        balance of     collateralized    Balance of    Basis of Net
 Collateralized Bond         Collateral Type            collateral         bonds       Net Investment   Investment
     Series (1)                                          pledged       outstanding to
                                                                       third parties
----------------------------------------------------------------------------------------------------------------------

MERIT Series 11A      Single-family loans ;
                      manufactured housing loans           $  454,982       $  405,075       $ 49,907         $54,937

MERIT Series 12-1     Manufactured housing loans              283,666          254,087         29,579          27,545

MERIT Series 12-2     Single-family loans                     400,259          375,374         24,885          36,466

MERIT Series 13       Manufactured housing loans              344,545          300,379         44,166          39,768

MERIT Series 14-1     Single-family loans                     158,443          157,524            919           4,554

MERIT Series 14-2     Single-family loans                       3,136                -          3,136           3,192

MCA One Series 1      Commercial mortgage loans                88,097           83,354          4,743           (517)

CCA One Series 2      Commercial mortgage loans               300,033          277,930         22,103           8,551

CCA One Series 3      Commercial mortgage loans               415,169          369,881         45,288          58,430
----------------------------------------------------------------------------------------------------------------------
                                                            2,448,330        2,223,604        224,726         232,926
On-balance sheet reserves for credit losses                                                   (27,163)        (27,163)
----------------------------------------------------------------------------------------------------------------------

                                                           $2,448,330       $2,223,604       $197,563        $205,763
----------------------------------------------------------------------------------------------------------------------

(1) MERIT stands for MERIT Securities Corporation; MCA stands for Multifamily Capital Access One, Inc. (now known as Commercial Capital Access One, Inc.); and CCA stands for Commercial Capital Access One, Inc. Each such entity is a wholly owned limited purpose subsidiary of the Company.

         The following table summarizes the fair value of the Company's net investment in collateralized bond securities, the various assumptions made in estimating value, the unrealized gain (loss) on the Company's net investment and the cash flow received from such net investment during 2001.


-----------------------------------------------------------------------------------------------------------------------------
                                          Fair Value Assumptions                                ($ in thousands)
                        ------------------------------------------------------------
                                                                                                                Cash flows
                          Weighted-average                         Projected cash   Fair value of  Unrealized   received in
  Collateralized Bond    prepayment speeds          Losses        flow termination       net       gain (loss) 2001, net (2)
        Series                                                          date        investment (1)
-----------------------------------------------------------------------------------------------------------------------------

MERIT Series 11A         40%-60% CPR on SF
                           loans; 10% CPR    3.5% annually on      Anticipated
                             on MH loans     MH loans              final maturity        $  52,416  $  (2,521)       $22,042
                                                                   in 2025

MERIT Series 12-1              9% CPR        2.8% annually on MH   Anticipated
                                             Loans                 final maturity            3,492    (24,053)           794
                                                                   in 2027

MERIT Series 12-2             35% CPR        0.55% annually        Anticipated
                                                                   call date in 2002        39,565      3,099         19,814

MERIT Series 13               10% CPR        4.0% annually         Anticipated
                                                                   final maturity            4,027    (35,742)           926
                                                                   in 2026

MERIT Series 14-1             35% CPR        0.2% annually         Anticipated
                                                                   call date in 2002         7,311      2,757          7,207

MERIT Series 14-2             50% CPR        10.0% annually        Anticipated
                                                                   call date in 2002         2,959       (233)         2,717

MCA One Series 1                (3)          Losses of $2,096 in   Anticipated
                                             2004, $1,500 in       final maturity            1,466       1,983            63
                                             2006 and $1,000 in    in 2018
                                             2008

CCA One Series 2                (4)          0.60% annually        Anticipated
                                             beginning in 2003     call date in 2012         8,113        (438)        1,724

CCA One Series 3                (4)          0.60% annually        Anticipated
                                             beginning in 2004     call date in 2009        20,556     (37,875)        2,778
-----------------------------------------------------------------------------------------------------------------------------
                                                                                           139,905     (93,023)       58,065
On-balance sheet reserves for credit losses                                                             27,163
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          $139,905    $(65,860)      $58,065
-----------------------------------------------------------------------------------------------------------------------------

(1) Calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows were based on the level of interest rates as of December 31, 2001, and incorporates the resetting of the interest rates on the adjustable rate assets to a level consistent with the respective index level as of December 31, 2001. Increases or decreases in interest rates and index levels from December 31, 2001 would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.

(2) Cash flows received by the Company during the year, equal to the excess of the cash flows received on the collateral pledged, over the cash flow requirements of the collateralized bond security

(3) Computed at 0% CPR through June 2008, then 20% CPR thereafter

(4) Computed at 0% CPR until the respective call date

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

         Credit Risk. Credit risk is the risk of loss to the Company from the failure by a borrower (or the proceeds from the liquidation of the underlying collateral) to fully repay the principal balance and interest due on a loan. A borrower's ability to repay, or the value of the underlying collateral, could be negatively influenced by economic and market conditions. These conditions could be global, national, regional or local in nature. When a loan is funded and becomes part of the Company's investment portfolio, the Company has all of the credit risk on the loan should it default. Upon securitization of the pool of loans, the credit risk retained by the Company is generally limited to its net investment in the collateralized bond structure (also know as over-collateralization) and subordinated securities that it may retain from the securitization. The Company provides for reserves for expected losses based on the current performance of the respective pool of loans; however, if losses are experienced more rapidly due to market conditions than the Company has provided for in its reserves, the Company may be required to provide for additional reserves for these losses.

         The Company evaluates and monitors its exposure to credit losses and has established reserves and discounts for probable credit losses based upon anticipated future losses on the loans, general economic conditions and historical trends in the portfolio. For its securitized loans, the Company considers its credit exposure to include over-collateralization and subordinated securities retained from a securitization. As of December 31, 2001, the
Company's credit exposure on subordinated securities retained or as to over-collateralization was $233.0 million. The Company has reserves and discounts of $79.5 million relative to this credit exposure.

         The Company also has various other forms of credit enhancement which, based upon the performance of the underlying loans, may provide additional protection against losses. Specifically, $169.0 million and $139.3 million of the commercial mortgage loans are subject to guarantees of $14.3 million and $14.4 million, respectively, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; $308 million of the single family mortgage loans in various pools are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 6% on such policies before the Company would incur losses; and $122.1 million of the single family mortgage loans are subject to various loss reimbursement agreements totaling $30.3 million with a remaining aggregate deductible of approximately $1.6 million. The Company is currently in dispute with the counter-party on the loss reimbursement agreements as to what constitutes qualifying losses. This matter is being pursued through court-ordered arbitration scheduled to begin in May 2002.

         The Company also has credit risk on the entire amount of investments that are not securitized. Such investments include loans and other investments that aggregated $70.9 million at December 31, 2001.

         Prepayment/Interest Rate Risk. The interest rate environment may also impact the Company. For example, in a rising rate environment, the Company's net interest margin may be reduced, as the interest cost for its funding sources could increase more rapidly than the interest earned on the associated asset financed. The Company's floating-rate funding sources are substantially based on the one-month London InterBank Offered Rate ("LIBOR") and reprice at least monthly, while the associated assets are principally six-month LIBOR or one-year Constant Maturity Treasury ("CMT") based and generally reprice every six to twelve months. Additionally, the Company has approximately $184 million of fixed-rate assets financed with floating-rate collateralized bond liabilities. In a declining rate environment, net interest margin may be enhanced for the opposite reasons. In a period of declining interest rates, however, loans in the investment portfolio will generally prepay more rapidly (to the extent that such loans are not prohibited from prepayment), which may result in additional amortization expense of asset premium. In a flat yield curve environment (i.e., when the spread between the yield on the one-year Treasury security and the yield on the ten-year Treasury security is less than 1.0%), single-family adjustable rate mortgage ("ARM") loans tend to rapidly prepay, causing additional amortization of asset premium. In addition, the spread between the Company's funding costs and asset yields would most likely compress, causing a further reduction in the Company's net interest margin. Lastly, the Company's investment portfolio may shrink, or proceeds returned from prepaid assets may be invested in lower yielding assets. The severity of the impact of a flat yield curve to the Company would depend on the length of time the yield curve remained flat.


                        FEDERAL INCOME TAX CONSIDERATIONS

General

         The Company believes it has complied with the requirements for qualification as a REIT under the Internal Revenue Code (the "Code"). To the extent the Company qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders. While they were still in existence, DHI and its subsidiaries were not qualified REIT subsidiaries and were not consolidated with the Company for either tax or financial reporting purposes.

         DHI was liquidated pursuant to a plan of liquidation on December 31, 2000 under Sections 331 and 336 of the Code. The liquidation of DHI resulted in the recognition of an estimated $17.5 million in capital gains for the Company, which was wholly offset by the Company's capital loss carry-forwards. The Company is in the process of completing its income tax return for 2001, and it currently estimates that it has a net operating loss carry-forward of approximately $125 million and capital loss carry-forwards of approximately $61 million at December 31, 2001. Substantially all of the $125 million in net operating losses carry-forwards expire in 2014 and 2015, and of the $61 million of capital loss carry-forwards, $33 million expires in 2003 and $28 million expires in 2004.

         The REIT rules generally require that a REIT invest primarily in real estate-related assets, that its activities be passive rather than active and that it distribute annually to its shareholders substantially all of its taxable income. The Company could be subject to income tax if it failed to satisfy those requirements or if it acquired certain types of income-producing real property. Although no complete assurances can be given, the Company does not expect that it will be subject to material amounts of such taxes.

         Failure to satisfy certain Code requirements could cause the Company to lose its status as a REIT. If the Company failed to qualify as a REIT for any taxable year, it would be subject to federal income tax (including any applicable alternative minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders. The Company could utilize loss carry-forwards to offset any taxable income. In addition, given the size of its tax loss carry-forwards, the Company could pursue a business plan in the future whereby the Company would voluntarily forego its REIT status. Once the Company loses its status as REIT, the Company could not elect REIT status again for five years.

         In December 1999, with an effective date of January 1, 2001, Congress signed into law several changes to the provisions of the Code relating to REITs. The most significant of these changes relates to the reduction of the distribution requirement from 95% to 90% of taxable income and to the ability of REITs to own a 100% interest in taxable REIT subsidiaries. The Company had one taxable REIT subsidiary at December 31, 2001.

Qualification of the Company as a REIT

         Qualification  as a REIT requires that the Company satisfy a variety of
tests  relating  to  its  income,  assets,   distributions  and  ownership.  The
significant tests are summarized below.

         Sources of Income. To continue qualifying as a REIT, the Company must satisfy two distinct tests with respect to the sources of its income: the "75% income test" and the "95% income test". The 75% income test requires that the Company derive at least 75% of its gross income (excluding gross income from prohibited transactions) from certain real estate-related sources. In order to satisfy the 95% income test, 95% of the Company's gross income for the taxable year must consist either of income that qualifies under the 75% income test or certain other types of passive income.

         If the Company fails to meet either the 75% income test or the 95% income test, or both, in a taxable year, it might nonetheless continue to qualify as a REIT, if its failure was due to reasonable cause and not willful neglect and the nature and amounts of its items of gross income were properly disclosed to the Internal Revenue Service. However, in such a case the Company would be required to pay a tax equal to 100% of any excess non-qualifying income.

         Nature and Diversification of Assets. At the end of each calendar quarter, three asset tests must be met by the Company. Under the 75% asset test, at least 75% of the value of the Company's total assets must represent cash or cash items (including receivables), government securities or real estate assets. Under the "10% asset test", the Company may not own more than 10% of the outstanding voting securities of any single non-governmental issuer, provided such securities do not qualify under the 75% asset test or relate to taxable REIT subsidiaries. Under the "5% asset test," ownership of any stocks or securities that do not qualify under the 75% asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5% of the value of the total assets of the Company.

         If the Company inadvertently fails to satisfy one or more of the asset tests at the end of a calendar quarter, such failure would not cause it to lose its REIT status, provided that (i) it satisfied all of the asset tests at the close of a preceding calendar quarter and (ii) the discrepancy between the values of the Company's assets and the standards imposed by the asset tests either did not exist immediately after the acquisition of any particular asset or was not wholly or partially caused by such an acquisition. If the condition described in clause (ii) of the preceding sentence was not satisfied, the Company still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.

         Distributions. With respect to each taxable year, in order to maintain its REIT status, the Company generally must distribute to its shareholders an amount at least equal to 90% of the sum of its "REIT taxable income" (determined without regard to the deduction for dividends paid and by excluding any net capital gain) and any after-tax net income from certain types of foreclosure property minus any "excess non-cash income" (the "90% distribution requirement"). The Code provides that in certain circumstances distributions relating to a particular year may be made in the following year for purposes of the 90% distribution requirement. The Company will balance the benefit to the shareholders of making these distributions and maintaining REIT status against their impact on the liquidity of the Company. In certain situations, it may benefit the shareholders if the Company retained cash to preserve liquidity and thereby lose REIT status.

         Ownership. In order to maintain its REIT status, the Company must not be deemed to be closely held and must have more than 100 shareholders. The closely held prohibition requires that not more than 50% of the value of the Company's outstanding shares be owned by five or fewer persons at anytime during the last half of the Company's taxable year. The more than 100 shareholders rule requires that the Company have at least 100 shareholders for 335 days of a twelve-month taxable year. In the event that the Company failed to satisfy the ownership requirements the Company would be subject to fines and required taking curative action to meet the ownership requirements in order to maintain its REIT status.

         For federal income tax purposes, the Company is required to recognize income on an accrual basis and to make distributions to its shareholders when income is recognized. Accordingly, it is possible that income could be recognized and distributions required to be made in advance of the actual receipt of such funds by the Company. The nature of the Company's investments, coupled with its tax loss carry-forwards, is such that the Company expects to have sufficient assets to meet federal income tax distribution requirements.

Taxation of Distributions by the Company

         Assuming that the Company maintains its status as a REIT, any distributions that are properly designated as "capital gain dividends" will generally be taxed to shareholders as long-term capital gains, regardless of how long a shareholder has owned his shares. Any other distributions out of the Company's current or accumulated earnings and profits will be dividends taxable as ordinary income. Distributions in excess of the Company's current or accumulated earnings and profits will be treated as tax-free returns of capital, to the extent of the shareholder's basis in his shares and, as gain from the disposition of shares, to the extent they exceed such basis. Shareholders may not include on their own tax returns any of the Company's ordinary or capital losses. Distributions to shareholders attributable to "excess inclusion income"' of the Company will be characterized as excess inclusion income in the hands of the shareholders. Excess inclusion income can arise from the Company's holdings of residual interests in real estate mortgage investment conduits and in certain other types of mortgage-backed security structures created after 1991. Excess inclusion income constitutes unrelated business taxable income ("UBTI") for tax-exempt entities (including employee benefit plans and individual retirement accounts) and it may not be offset by current deductions or net operating loss carryovers. In the event that the Company's excess inclusion income is greater than its taxable income, the Company's distribution requirement would be based on the Company's excess inclusion income. Dividends paid by the Company to organizations that generally are exempt from federal income tax under Section 501(a) of the Code should not be taxable to them as UBTI except to the extent that (i) purchase of shares of the Company was financed by "acquisition indebtedness" or (ii) such dividends constitute excess inclusion income. In 2001, the Company paid a dividend on its preferred stocks equal to approximately $1.6 million, representing the Company's excess inclusion income in 2000. The Company estimates that excess inclusion income for 2001 was $1.1 million.

Taxable Income

         The Company uses the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with GAAP. These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. The Company's estimated taxable income for 2001, excluding net operating losses carried forward from prior years, was $16.9 million, comprised of $7.4 million in ordinary income and $9.5 million of capital gain income. Such amounts were fully offset by loss carry-forwards of a similar amount.


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


                                    EMPLOYEES

         As of December 31, 2001, the Company had 73 employees.


Item 2.      PROPERTIES

         The Company's executive and administrative offices and operations offices are both located in Glen Allen, Virginia, on properties leased by the Company which consist of 11,194 square feet. The address is 4551 Cox Road, Suite 300, Glen Allen, Virginia 23060. The lease expires in 2005. The Company also occupies space located in Cleveland, Ohio, and the Pittsburgh, Pennsylvania metropolitan area. These locations consist of approximately 16,384 square feet, and the leases associated with these properties expire in 2004.


Item 3.      LEGAL PROCEEDINGS

         The Company is subject to lawsuits or claims which arise in the ordinary course of its business, some of which seek damages in amounts which could be material to the financial statements. Although no assurance can be given with respect to the ultimate outcome of any such litigation or claim, the Company believes the resolution of such lawsuits or claims will not have a material effect on the Company's consolidated balance sheet, but could materially affect consolidated results of operations in a given year.


Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Dynex Capital, Inc.'s common stock is traded on the New York Stock Exchange under the trading symbol DX. The common stock was held by approximately 3,662 holders of record as of February 28, 2002. During the last two years, the high and low closing stock prices and cash dividends declared on common stock, adjusted for the two-for-one stock split effective May 5, 1997 and the one-for-four reverse stock split effective August 2, 1999, were as follows:


---------------------------------------------- ------------- -------------- --------------
                                                                                Cash
                                                                              Dividends
                                                   High           Low         Declared
---------------------------------------------- ------------- -------------- --------------
2001:
   First quarter                               $    1.30     $    0.64      $        -
   Second quarter                                   2.45          0.89               -
   Third quarter                                    2.48          1.91               -
   Fourth quarter                                   2.45          1.86               -

2000:
   First quarter                               $    9.56     $    3.38      $        -
   Second quarter                                   5.25          1.19               -
   Third quarter                                    1.88          0.47               -
   Fourth quarter                                   1.75          0.63               -
---------------------------------------------- ------------- -------------- --------------

Item 6.      SELECTED FINANCIAL DATA

(amounts in thousands except share data)


------------------------------------------------------------------------------------------------------------------------------

  Years ended December 31,                                    2001           2000         1999         1998         1997
------------------------------------------------------------------------------------------------------------------------------
  Net interest margin                                     $    12,570     $   (3,146)  $   48,015    $  66,538    $   83,454
  Net (loss) gain on sales, write-downs, and impairment        (5,114)        (78,516)   (100,876)     (20,346)       11,584
    charges
  Equity in net (loss) earnings of Dynex Holding, Inc.            -              (680)     (1,923)       2,456        (1,109)
  Other income (expense)                                          104            (428)      1,673        2,852         1,716
  General and administrative expenses                         (10,526)         (8,712)     (7,740)      (8,973)       (9,531)
  Net administrative fees and expenses to Dynex                   -              (381)    (16,943)     (22,379)      (12,116)
    Holding, Inc.
  Extraordinary item - gain (loss) on extinguishment of         2,972             -        (1,517)        (571)          -
    debt
-------------------------------------------------------------------------------------------------------------------------------
  Net (loss) income                                       $    (3,085)     $  (91,863)  $ (75,135)   $  19,577    $   73,998
 ------------------------------------------------------------------------------------------------------------------------------
  Net income (loss) available to common shareholders      $     6,246      $ (104,774)  $ (88,045)   $   6,558    $   59,178
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
  Total revenue                                           $   225,836      $  291,160   $ 347,298    $ 410,821    $  346,859
-------------------------------------------------------------------------------------------------------------------------------
  Total expenses                                          $   228,921      $  383,023   $ 422,433    $ 391,244    $  272,861
-------------------------------------------------------------------------------------------------------------------------------

 Income (loss) per common share before
   extraordinary item:
      Basic(1)                                            $      0.29      $    (9.15)  $   (7.53)   $    0.62   $     5.50
      Diluted(1)                                          $      0.29      $    (9.15   $   (7.53)   $    0.62   $     5.50

  Net income (loss) per common share after
   extraordinary item:
      Basic(1)                                            $      0.55      $    (9.15)  $   (7.67)   $    0.57   $     5.50
      Diluted(1)                                          $      0.55      $    (9.15)  $   (7.67)   $    0.57   $     5.50

  Dividends declared per share:
    Common (1)                                            $         -      $        -   $     -      $    3.40   $     5.42
    Series A Preferred                                          0.2925          -            1.17         2.37         2.71
    Series B Preferred                                          0.2925          -            1.17         2.37         2.71
    Series C Preferred                                          0.3649          -            1.46         2.92         2.92

----------------------------------------------------------------------------------------------------------------------------
  December 31,                                                2001         2000         1999         1998         1997
----------------------------------------------------------------------------------------------------------------------------
  Investments (2)                                        $ 2,480,533   $ 3,112,908  $ 4,109,736  $ 4,956,665  $ 5,211,009
  Total assets                                             2,500,812     3,159,596    4,192,516    5,178,848    5,367,413
  Non-recourse debt                                        2,264,213     2,856,728    3,282,378    3,665,316    3,632,079
  Recourse debt                                               58,134       134,168      537,098    1,032,733    1,133,536
  Total liabilities                                        2,327,749     3,002,465    3,867,444    4,726,044    4,806,504

  Shareholders' equity                                       173,063       157,131      325,072      452,804      560,909
  Number of common shares outstanding                     10,873,853    11,446,206   11,444,099   46,027,426   45,146,242
  Average number of common shares (1)                     11,430,471    11,445,236   11,483,977   11,436,599   10,757,845
  Book value per common share (1)                        $      4.71   $      0.37  $     16.18  $     27.75  $     37.59
----------------------------------------------------------------------------------------------------------------------------

     (1) Adjusted for two-for-one common stock split effective May 5, 1997 and the one-for-four reverse common stock split effective August 2, 1999, and are inclusive of the liquidation preference on the Company's preferred stock. (2) Investments classified as available for sale are shown at fair value.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is a financial services company that invests in a portfolio of securities and investments backed principally by single-family mortgage loans, commercial mortgage loans and manufactured housing installment loans. Such loans have been funded generally by the Company's prior loan production operations or purchased in bulk in the market. Loans funded through the Company's prior production operations have generally been pooled and pledged as collateral using a collateralized bond security structure, which provides long-term financing for the loans while limiting credit, interest rate and liquidity risk.

                          CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of the Company's financial condition and results of operations are based in large part upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

         Critical accounting policies are defined as those that are reflective of significant judgements or uncertainties, and which may result in materially different results under different assumptions and conditions, or by application of which may have a material impact on the Company's financial statements. The following are the Company's critical accounting policies, excerpt from Footnote 2 to the consolidated financial statements.

         Interest Income. Interest income is recognized when earned according to the terms of the underlying investment and when, in the opinion of management, it is collectible. The accrual of interest on investments is discontinued or the rate on which interest is accrued is reduced at the time the collection of interest is considered doubtful. All interest accrued but not collected for investments that are placed on non-accrual status or charged-off is reversed against interest income. Interest on these investments is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Investments are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

         Fair Value. The Company uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Collateral for collateralized bonds make up a significant portion of the Company's investments. The estimate of fair value for collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions established by management. The discount rate used in the determination of fair value of the collateral for collateralized bonds was 16% at December 31, 2001 and 2000. Prepayment rate assumptions at December 31, 2001 and 2000 were generally at a "constant prepayment rate," or CPR, ranging from 35%-60% for 2001, and 28% for 2000, respectively, for collateral for collateralized bonds consisting of single-family mortgage loans, and a CPR equivalent ranging from 9%-10% for 2001 and 7% for 2000, respectively for collateral for collateralized bonds consisting of manufactured housing loan collateral. Commercial mortgage loan collateral was generally assumed to repay in accordance with their contractual terms. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary for each series of collateral for collateralized bonds, depending on the collateral pledged. The cash flows for the collateral for collateralized bonds were projected to the estimated date that the security could be called and retired by the Company if there is economic value to the Company in calling and retiring the security. Such call date is typically triggered on the earlier of a specified date or when the remaining security balance equals 35% of the original balance (the "Call Date"). The Company estimates anticipated market prices of the underlying collateral at the Call Date.

         The Company estimated the fair value of certain other investments as the present value of expected future cash flows, less costs to service such investments, discounted at a rate of 12%.

         Allowance for Losses. The Company has credit risk on certain investments in its portfolio. An allowance for losses has been estimated and established for current expected losses based on management's judgment. The allowance for losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of probable credit losses, as well as industry loss experience. Provisions made to increase the allowance related to credit risk are presented as provision for losses in the accompanying consolidated statements of operations. The Company's actual credit losses may differ from those estimates used to establish the allowance.

                               FINANCIAL CONDITION

         Below is a discussion of the Company's financial condition.


------------------------------------------------------ -----------------------------------------
                                                                     December 31,
(amounts in thousands except per share data)                  2001                 2000
------------------------------------------------------ -------------------- --------------------

Investments:
   Collateral for collateralized bonds                       $2,404,157           $3,042,158
   Securities                                                     5,508                9,364
   Other investments                                             63,553               42,284
   Loans                                                          7,315               19,102

Non-recourse debt - collateralized bonds                      2,264,213            2,856,728
Recourse debt                                                    58,134              134,168

Shareholders' equity                                            173,063              157,131

Book value per common share (inclusive of preferred
stock liquidation preference)                             $        4.71        $        0.37
------------------------------------------------------ -------------------- --------------------

Collateral for Collateralized Bonds

         Collateral for collateralized bonds consists primarily of securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and commercial properties, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. Collateral for collateralized bonds in 2000 also included delinquent property tax receivables. As of December 31, 2001, the Company had 23 series of collateralized bonds outstanding. Collateral for collateralized bonds are considered available for sale, and are therefore carried at estimated fair value. The collateral for collateralized bonds decreased to $2.4 billion at December 31, 2001 compared to $3.0 billion at December 31, 2000. This decrease of $0.6 billion is primarily the result of pay-downs on collateral offset in part by a decrease in the unrealized loss.

Securities

         Securities at December 31, 2001 and 2000 consist primarily of adjustable-rate (ARM) and fixed-rate mortgage-backed securities. Securities also include derivative and residual securities. Derivative securities are classes of collateralized bonds, mortgage pass-through certificates or mortgage certificates that pay to the holder substantially all interest (i.e., an interest-only security), or substantially all principal (i.e., a principal-only security). Residual interests represent the right to receive the excess of (i) the cash flow from the collateral pledged to secure related mortgage-backed securities, together with any reinvestment income thereon, over (ii) the amount required for principal and interest payments on the mortgage-backed securities or repurchase arrangements, together with any related administrative expenses. Securities decreased to $5.5 million at December 31, 2001, compared to $9.4 million at December 31, 2000, primarily as a result of the sale of certain ARM securities, which were sold in order to repay recourse debt.

Other Investments

         Other investments at December 31, 2001 and 2000 consist primarily of delinquent property tax receivables. At December 31, 2000, other investments also included a note receivable with a remaining balance of $9.5 million received in connection with the sale of the Company's single family mortgage operations in May 1996. Other investments increased to $63.6 million at December 31, 2001 compared to $42.2 million at December 31, 2000. This increase of $21.4 million resulted from the reclassification in 2001 of delinquent property tax receivables previously pledged to a collateralized bond security structure and the purchase of $8.7 million of additional property tax receivables during 2001. These increases were offset in part by the receipt of the $9.5 million on the note receivable, principal payments received on delinquent property tax receivables, and impairment charges recorded.

Loans

         Loans decreased to $7.3 million at December 31, 2001 from $19.1 million at December 31, 2000 principally due to sales. The proceeds from the sales of loans were used to repay associated recourse debt outstanding.

Non-recourse Debt

         Collateralized bonds issued by the Company are recourse only to the assets pledged as collateral, and are otherwise non-recourse to the Company. Collateralized bonds decreased to $2.3 billion at December 31, 2001 from $2.9 billion at December 31, 2000. This decrease was primarily a result of principal pay-downs made during the year, from the principal payments received from the associated collateral for collateralized bonds.

Recourse Debt

         Recourse debt decreased from $134.2 million at December 31, 2000 to $58.1million at December 31, 2001. During 2001, the Company repaid a net $35.0 million of repurchase agreement financing, $2.0 million of secured warehouse financing, and purchased a net $39.3 of the Company's Senior Notes. The purchase of the Senior Notes was at a net discount to principal of approximately 9.5%.

Shareholders' Equity

         Shareholders' equity increased from $157.1 million at December 31, 2000 to $173.1 million at December 31, 2001. This increase resulted from a $40.7 million decrease in the net unrealized loss on investments available for sale from $124.6 million at December 31, 2000 to $83.9 million at December 31, 2001. This increase in shareholder's equity was partially offset by a net loss of $3.1 million during the year 2001 and a $20.1 million net reduction as a result of the completion of two preferred stock tender offers during the year. In addition, the Company declared and paid dividends on the preferred stock of $1.6 million during the year.

                              RESULTS OF OPERATIONS

----------------------------------------------------------------- --------------------------------------------------
                                                                           For the Year Ended December 31,
(amounts in thousands except per share information)                    2001             2000             1999
----------------------------------------------------------------- ---------------- --------------- -----------------

Net interest margin before provision for losses                     $ 48,082          $ 31,487         $ 64,169
Provision for losses                                                 (35,512)          (34,633)         (16,154)
Net interest margin                                                   12,570            (3,146)          48,015
Net loss on sales, write-downs and impairment charges:
   Related to commercial production operations                          (680)          (50,940)         (59,962)
   Related to sales of investments                                      (439)          (15,872)         (16,858)
   Impairment charges on held-to-maturity investments and
      related real estate owned                                       (9,475)              -                -
   Related to AutoBond litigation and AutoBond securities              7,095           (11,012)         (31,732)
   Related to sale of loan production operations                        (755)             (228)           7,676
   Other                                                                (860)             (464)             -
Trading (losses) gains                                                (3,091)              -              4,176
Equity in losses of DHI                                                  -                (680)          (1,923)
General and administrative expenses                                  (10,526)           (8,712)          (7,740)
Net administrative fees and expenses to DHI                              -                (381)         (16,943)
Extraordinary item - gain (loss) on extinguishment of debt             2,972               -             (1,517)
Net loss                                                              (3,085)          (91,863)         (75,135)
Preferred stock benefit (charges)                                      9,331           (12,911)         (12,910)
Net income (loss) available to common shareholders                  $  6,246         $(104,774)        $(88,045)

Basic net income (loss) per common share(1)                         $   0.55         $   (9.15)        $  (7.67)
Diluted net income (loss) per common share(1)                       $   0.55         $   (9.15)        $  (7.67)

Dividends declared per share:
Common                                                              $     -          $     -           $     -
Series A  and B Preferred                                             0.2925               -                1.17
Series C Preferred                                                    0.3649               -                1.46
----------------------------------------------------------------- ---------------- --------------- -----------------

     (1) Adjusted for both the two-for-one common stock split effective May 5, 1997 and the one-for-four reverse common stock split effective August 2, 1999.

2001 Compared to 2000.

         The increase in net income and net income per common share during 2001 as compared to 2000 is primarily the result of an increase in net interest margin, a decrease in net loss on sales, write-downs, and impairment charges, an increase in gains from extinguishment of debt, and a preferred stock benefit in 2001 versus charges in the prior year, partially offset by an increase in trading losses and general and administrative expenses.

         Net interest margin before provision for losses for the year ended December 31, 2001 increased to $48.1 million, from $31.5 million for the same period in 2000. The increase in net interest margin of $16.6 million, or 53%, was the result of the reduction in the Company's average cost of funds, which declined by approximately 0.70%, as a result of the overall decline in interest rates during 2001 and a reduction in fees related to committed credit facilities.

         Provision for losses increased to $35.5 million in 2001, or 1.23% of average interest earning assets, from $34.6 million in 2000, or 0.93% of average interest earning assets. The provision for losses increased as a result of the continued under-performance of the Company's manufactured housing loan portfolio, all of which is collateral for collateralized bonds. Loss severity on the manufactured housing loans continued to increase during 2001 as a result of the saturation in the market place with both new and used (repossessed) manufactured housing units. In addition, the Company has seen an increase in overall default rates on its manufactured housing loans. The Company anticipates that market conditions for manufactured housing loans will remain unfavorable through 2002.

         Net loss on sales, write-downs and impairment charges decreased from an aggregate net loss of $78.5 million in 2000 to an aggregate net loss of $5.1 million. Net loss on sales, impairment charges and write-downs are largely one-time items. During 2001, the Company settled various litigation for a net benefit to the Company of $5.4 million including a net $7.1 million benefit related to AutoBond Acceptance Corporation. The Company incurred losses in 2001 related principally to impairment charges incurred on its delinquent property tax lien portfolio. The Company adjusted the carrying value of such portfolio by $7.7 million due to other-than-temporary valuation adjustments, and $1.8 million for adjustments to net realizable value on property tax liens that have been foreclosed and represent real estate owned. The Company also wrote off $0.6 million of receivables related to the sale of its manufactured housing and model home businesses in 1999.

         During 2000, the Company incurred losses related to the phasing-out of its commercial production operations, including the sales of substantially all of the Company's remaining commercial and multifamily loan positions. In addition, the Company recorded a loss of $30.3 million as a result of the expiration of a Company owned option to purchase $167.8 million of tax-exempt bonds secured by multifamily mortgage loans that expired in June 2000. The Company did not exercise this option, as it did not have the ability to finance this purchase, and the counter-party to the agreement retained $30.3 million in cash collateral as settlement as provided for in the related agreements. The Company recorded a charge against earnings of $30.3 million in 2000 as a result.

         In 2001, the Company entered into three separate short positions aggregating $1.3 billion on the June 2001, September 2001, and December 2001 ninety-day Eurodollar Futures Contracts. In addition, the Company entered into two short positions on the one-month LIBOR futures contract. The Company entered into these positions to, in effect, lock-in its borrowing costs on a forward basis relative to its floating-rate liabilities. These instruments failed to meet the hedge criteria of FAS No. 133, and were accounted for on a trading basis. Accordingly, any gains or losses recognized on these contracts was included in current period results. During 2001, given the continued decline in one-month LIBOR due to reductions in the targeted Federal Funds Rate, the Company recognized $3.1 million in losses related to these contracts.

         During 2000, the Company settled the outstanding litigation with AutoBond for $20 million. The Company had accrued a reserve as of December 31, 1999, for $27 million related to the litigation, and reversed $5.6 million of this reserve in 2000 as a result of the settlement. In June 2000, the Company recorded permanent impairment charges of $16.6 million on AutoBond related securities. During the fourth quarter 2000, the Company completed the sale of substantially all of the remaining outstanding securities and loans related to AutoBond.

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

2000 Compared to 1999.

         The decrease in net income and net income per common share during 2000 as compared to 1999 is primarily the result of a decrease in net interest margin, which is partially offset by (i) a decrease in net loss on sales, (ii) impairment charges and write-downs, and (iii) decreases in general and administrative expenses and net administrative fees and expenses to DHI.

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

         Provision for losses increased to $34.6 million in 2000, or 0.93% of average interest earning assets, from $16.1 million or 0.35% during 1999. The provision for losses increased as a result of an overall increase in credit risk retained from securities issued by the Company (principally for securities issued in the latter portion of 1999), and a charge of $13.3 million in the fourth quarter of 2000 due to the under-performance of the Company's securitized manufactured housing loan portfolio. The loss severity on manufactured housing loans increase dramatically since the end of the third quarter of 2000 as a result of the saturation in the market place with both new and used (repossessed) manufactured housing units. In addition, overall default rates increased on the manufactured housing loans.

         Net loss on sales, impairment charges and write-downs decreased from an aggregated net loss of $100.9 million in 1999, to $78.5 million in 2000. During 2000, the Company incurred losses related to the phasing-out of its commercial production operations, including the sales of substantially all of the Company's remaining commercial and multifamily loan positions. In addition, as discussed in Note 13 to the accompanying financial statements, the Company was party to various conditional bond repurchase agreements whereby the Company had the option to purchase $167.8 million of tax-exempt bonds secured by multifamily mortgage loans which expired in June 2000. The Company did not exercise this option, as it did not have the ability to finance this purchase, and the counter-party to the agreement retained $30.3 million in cash collateral as settlement as provided for in the related agreements. The Company recorded a charge against earnings of $30.3 million in 2000 as a result.

         Also during 2000, the Company recorded impairment charges and loss on sales of securities aggregating $8.5 million, relating to the write-down of basis and then the sale of $33.9 million of securities. Such securities were sold in order for the Company to pay-down its recourse debt outstanding. As a result of the sale of securities, the Company either sold or terminated related derivative hedge positions at an aggregate net loss of $7.3 million. During 1999, the Company had gains of $4.2 million related to various derivative-trading positions opened and closed during 1999. The Company had no such gains in 2000.

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

                  Average Balances and Effective Interest Rates

(amounts in thousands)                                   Year ended December 31,

------------------------------------------- --------------------------------------------------------------------------------
                                                      2001                       2000                       1999
                                            Average        Effective   Average        Effective   Average        Effective
                                            Balance        Rate        Balance        Rate        Balance        Rate
------------------------------------------- -------------- ----------- -------------- ----------- -------------- -----------

Interest-earning assets (1):
Collateral for collateralized bonds (2)        $2,826,289       7.61%     $3,460,973       7.84%     $3,828,007       7.43%
(3)
Securities                                          8,830       9.60%         55,425       6.49%        226,908        6.27
Other investments                                  37,185      14.69%         42,188      13.03%        202,111        8.50
Loans                                               4,068      12.56%        134,672       7.99%        329,507        7.97
Cash Investments                                   17,560       5.52%              -           -              -           -
                                            -------------- ----------- -------------- ----------- -------------- -----------
Total interest-earning assts                   $2,893,932       7.70%     $3,693,258       7.89%     $4,586,533       7.46%
                                            ============== =========== ============== =========== ============== ===========

Interest-bearing liabilities:
Non-recourse debt (3)                          $2,568,716       6.41%     $3,132,550       7.34%     $3,363,095       6.18%
Recourse debt secured by collateralized            17,016       6.28%         65,651       7.13%        271,919       5.71%
bonds retained
                                            -------------- ----------- -------------- ----------- -------------- -----------
                                                2,585,732       6.41%      3,198,201       7.33%      3,635,014       6.14%

Other recourse debt - secured (4)                  71,174       8.26%        119,939       5.61%        548,261       6.11%
Other recourse debt - unsecured                         -           -        101,242       8.54%        121,743       8.78%
                                            -------------- ----------- -------------- ----------- -------------- -----------
Total interest-bearing liabilities             $2,656,906       6.46%     $3,419,382       7.35%     $4,305,018       6.21%
                                            ============== =========== ============== =========== ============== ===========

Net interest spread on all investments (3)                      1.24%                      0.54%                      1.25%
                                                           ===========                ===========                ===========

Net yield on average interest-earning                           1.77%                      1.08%                      1.63%
assets (3)
                                                           ===========                ===========                ===========
------------------------------------------- -------------- ----------- -------------- ----------- -------------- -----------

     (1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to record available for sale securities at fair value. (2) Average balances exclude funds held by trustees of $507, $862, and $1,844 for the years ended December 31, 2001, 2000, and 1999, respectively. (3) Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses. (4) The July 2002 Senior Notes are considered secured for all of 2001 for purposes of this table.

2001 compared to 2000

         This increase was primarily due to the reduction of short-term interest rates during 2001. A substantial portion of the Company's interest-bearing liabilities reprice monthly, and are indexed to one-month LIBOR, which on average decreased to 3.88% for 2001, versus 6.41% for 2000. This decrease in one-month LIBOR accounts for a substantial portion of the overall decrease in the cost of interest-bearing liabilities. The overall yield on interest-earnings assets, decreased to 7.70% for the year ended December 31, 2001 from 7.89% for the same period in 2000, following the falling-rate environment, yet lagging relative to the Company's liabilities.

         The net interest spread on collateral for collateralized bonds increased 69 basis points, from 51 basis points for the year ended December 31, 2000 to 120 basis points for the same period in 2001 (each basis point is 0.01%). This increase was largely due to the effect of the decrease in short-term rates during the year. The net interest spread on securities increased to a positive 320 basis points for the year ended December 31, 2001, from a negative 206 basis points for the year ended December 31, 2000. This increase was primarily the result of decreased borrowing costs on securities due to both the decrease in the average one-month LIBOR during the twelve months ended December 30, 2001 and the repayment of all outstanding borrowings during 2001. Borrowings associated with loans were paid off during the fourth quarter of 2000 while the loans were retained and earned an average of 1256 basis points during 2001. In addition, cash investments during the year earned an average of 552 basis points.

2000 compared to 1999

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

         Individually, the net interest spread on collateral for collateralized bonds decreased 78 basis points, from 129 basis points for the year ended December 31, 1999 to 51 basis points for the same period in 2000. This decrease was largely due to the effect of the increase in short-term rates during the year. The net interest spread on securities decreased to a negative 206 basis points for the year ended December 31, 2000, from a negative 24 basis points for the year ended December 31, 1999. This decrease was primarily the result of increased borrowing costs on securities due to both the increase in the average one-month LIBOR during the nine months ended September 30, 2000 as well as an increase in the interest spread on certain credit facilities during the past twelve months. The net interest spread on other investments increased 427 basis points, from 201 basis points for the year ended December 31, 1999, to 628 basis points for the same period in 2000, primarily due to the sale or pay-down of lower yielding investments, leaving principally the higher yielding delinquent property tax receivables. The net interest spread on loans held for sale decreased 83 basis points for the year ended December 31, 1999 from 247 basis points to 164 basis points for the year ended December 31, 2000, primarily as a result of increased borrowing costs due to (a) the increase in the average one-month LIBOR during 2000, (b) increases in the interest spread on certain credit facilities, (c) higher fees as a result of violation of certain covenants under certain of these facilities in 2000, and (d) fees for extensions of these facilities to provide additional time for the Company to sell the related collateral, principally loans held for sale and funding notes and securities.

         The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

--------------------------------------------------------------------------------------------------------------------
                                                     2001 to 2000                         2000 to 1999
--------------------------------------------------------------------------------------------------------------------
                                             Rate       Volume       Total        Rate       Volume       Total
--------------------------------------------------------------------------------------------------------------------

  Collateral for collateralized bonds     $(7,949)    $(48,496)   $(56,445)     $15,228     $(28,235)   $(13,007)
  Securities                                1,199       (3,946)     (2,747)         474      (11,107)    (10,633)
  Other investments                          (633)       1,461         828        6,239      (17,923)    (11,684)
  Loans                                     6,096      (16,132)    (10,036)          65      (15,575)    (15,510)
--------------------------------------------------------------------------------------------------------------------

  Total interest income                    (1,287)     (67,113)    (68,400)      22,006      (72,840)    (50,834)
--------------------------------------------------------------------------------------------------------------------

  Non-recourse debt                       (25,183)     (39,970)    (65,153)      37,000      (14,958)     22,042
  Recourse debt - collateralized bonds       (499)      (3,112)     (3,611)       3,130      (13,986)    (10,856)
  retained
--------------------------------------------------------------------------------------------------------------------
    Total collateralized bonds            (25,682)     (43,082)    (68,764)      40,130      (28,944)     11,186
  Other recourse debt secured                (621)     (10,358)    (10,979)       4,563      (29,851)    (25,288)
  Other recourse debt - unsecured             -            -           -           (287)      (1,758)     (2,045)
--------------------------------------------------------------------------------------------------------------------
  Total interest expense                  (26,303)     (53,440)    (79,743)      44,406      (60,553)    (16,147)
--------------------------------------------------------------------------------------------------------------------
  Net margin on portfolio                $ 25,016     $(13,673)    $ 11,343    $(22,400)    $(12,287)   $(34,687)
--------------------------------------------------------------------------------------------------------------------

Note: The change in interest income and interest  expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table excludes non-interest related collateralized bond expense, other interest expense and provision for credit losses.

Interest Income and Interest-Earning Assets

         Approximately $1.8 billion of the investment portfolio as of December 31, 2001, or 72%, is comprised of loans or securities that pay a fixed-rate of interest. Approximately $691 million, or 28%, is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 67% of the ARM loans underlying the ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 21% are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and ARM and fixed mortgage securities by type of underlying loan as of December 31, 2001, December 31, 2000 and December 31,
1999. The percentage of fixed-rate loans to all loans increased from 62% at December 31, 2000, to 72% at December 31, 2001, as most of the prepayments in the Company's investment portfolio have occurred in the single-family ARM portion. The table below excludes various investments in the Company's portfolio, including securities such as derivative and residual securities and other securities, and non-securitized investments including other investments and loans. Most of these excluded investments would be considered fixed-rate, and amounted to approximately $75.2 million at December 31, 2001.

                      Investment Portfolio Composition (1)
                                 ($ in millions)

------------------ ------------------ -------------------- --------------------- --------------- ---------------
                    LIBOR Based ARM        CMT Based         Other Indices Based  Fixed-Rate
     December 31,        Loans             ARM Loans               ARM Loans         Loans           Total
------------------ ------------------ -------------------- --------------------- --------------- ---------------
      1999             $1,048.5  $          $430.8    $           $121.1           $2,061.5         $3,661.9
      2000                758.6              309.9                  97.4            1,926.3          3,092.2
      2001                472.4              144.6                  73.6            1,765.8          2,456.4
------------------ ------------------ -------------------- --------------------- --------------- ---------------

     (1) Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed securities.

         The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, premiums on the collateral for collateralized bonds, ARM securities and fixed-rate securities at December 31, 2001 were $22.4 million, or approximately 0.91% of the aggregate balance of the related investments. Approximately $26.8 million of this premium basis relates to multifamily and commercial mortgage loans, with a principal balance of $803.3 million at December 31, 2001, and have prepayment lockouts or yield maintenance provisions generally at least through 2007. Amortization expense as a percentage of principal pay-downs decreased to 1.37% for the year ended December 31, 2001 from 1.55% in 2000 as the Company experienced lower prepayment activity during 2001 on its securitized single-family loan portfolio which it owns above par, and higher prepayment activity for manufactured housing loans (generally as a result of increased defaults) owned at a discount. The principal repayment rate (indicated in the table below as "CPR Annualized Rate") was 24% for the year ended December 31, 2001. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans.

                Net Premium Basis and Amortization on Investments
                                 ($ in millions)

-----------------------------------------------------------------------------------------------------
                                                                                      Amortization
                          Net                       CPR Annualized                   Expense as a %
                       Remaining    Amortization         Rate          Principal      of Principal
                        Premium        Expense                          Paydowns        Paydowns
-----------------------------------------------------------------------------------------------------
1999                    $ 38.3        $ 16.3             20%         $1,145.8            1.42%
2000                      30.1           8.1             20%            523.0            1.55%
2001                      22.4           8.2             24%            600.8            1.37%
-----------------------------------------------------------------------------------------------------

Credit Exposures

         The Company invests in collateralized bonds or pass-through securitization structures. Generally these securitization structures use over-collateralization, subordination, third-party guarantees, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing as a form of credit enhancement. The Company generally has retained a limited portion of the direct credit risk in these securities. In most instances, the Company retained the "first-loss" credit risk on pools of loans that it has securitized.

         The following table summarizes the aggregate principal amount of collateral for collateralized bonds and ARM and fixed-rate mortgage pass-through securities outstanding; the direct credit exposure retained by the Company (represented by the amount of over-collateralization pledged and subordinated securities owned by the Company), net of the credit reserves and discounts maintained by the Company for such exposure; and the actual credit losses incurred for each year. For 2001, the table includes any subordinated security retained by the Company, whereas in prior years the table included only subordinated securities rated below "BBB" by one of the nationally recognized rating agencies.

         The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses as discussed above in Investment Portfolio Risks. This table also excludes any risks related to representations and warranties made on single-family loans funded by the Company and securitized in mortgage pass-through securities generally funded prior to 1995. This table also excludes any credit exposure on loans and other investments.

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)

---------------------------------------------------------------------------------------------------------
                                          Credit Exposure,       Actual       Credit Exposure, Net of
                      Outstanding Loan      Net of Credit        Credit          Credit Reserves to
                     Principal Balance        Reserves           Losses       Outstanding Loan Balance
---------------------------------------------------------------------------------------------------------
1999                  $      3,770.3          $    226.6       $    19.7               6.01%
2000                         3,245.3               186.6            26.6               5.75%
2001                         2,588.4               153.5            32.6               5.93%
---------------------------------------------------------------------------------------------------------

         The  following   table   summarizes   single  family   mortgage   loan,
manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which Dynex has retained a portion of the direct credit risk included in the table above. The delinquencies as a percentage of the outstanding collateral decreased to 1.78% at December 31, 2001, from 1.96% at December 31, 2000, primarily from decreasing delinquencies in the Company's single-family loan portfolio. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of December 31, 2001, management believes the level of credit reserves is sufficient to cover any losses that may occur as a result of current delinquencies presented in the table below.

                             Delinquency Statistics

-----------------------------------------------------------------------------------------------------
                            60 to 89 days            90 days and over
December 31,                  delinquent              delinquent (2)                 Total
-----------------------------------------------------------------------------------------------------
1999 (1)                        0.27%                     1.37%                      1.64%
2000                            0.37%                     1.59%                      1.96%
2001                            0.28%                     1.50%                      1.78%
-----------------------------------------------------------------------------------------------------

(1)  Excludes funding notes and securities.

(2)Includes foreclosures, repossessions and REO.

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

     In September 2000, the Financial Accounting Standards Board ("FASB") issued FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS No. 140"). FAS No. 140 replaces the Statement of Financial Accounting Standards No. 125 "Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"
("FAS No. 125"). FAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosure, but it carries over most of FAS No. 125 provisions without reconsideration. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. FAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. FAS No. 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of FAS No. 140 did not have a material impact on the Company's financial statements.

         In June 2001, the FASB issued FAS No. 141, "Business Combinations". FAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. The adoption of FAS No. 141 did not have an impact on the financial position, results of operations or cash flows of the Company.

         In June 2001, the FASB issued FAS No. 142, "Goodwill and Other Intangible Assets". FAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As the Company has no goodwill or intangible assets that it is amortizing, the adoption of SFAS No. 142 will have no effect on the financial position, results of operations or cash flows of the Company.

         In June 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No.143 is effective for fiscal years beginning after June 15, 2002. The company does not believe the adoption of FAS No. 143 will have a significant impact on the financial position, results of operations or cash flows of the Company. In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supercedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" and the accounting and reporting provisions of Accounting Principles Board (APB) No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. FAS No. 144 retains many of the provisions of FAS No. 121, but addresses certain implementation issues associated with that Statement. The company does not believe the adoption of FAS No. 144 will have a significant impact on the financial position, results of operations or cash flows of the Company.


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from a variety of sources. These sources have included cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments, common stock offerings through the dividend reinvestment plan, short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of collateralized bonds). Historically, cash flow generated from the investment portfolio has satisfied its working capital needs, and the Company has had sufficient access to capital to fund its loan production operations, on both a short-term (prior to securitization, and recourse) and long-term (after securitization, and non-recourse) basis. However, market conditions since October 1998 have substantially reduced the Company's access to capital. The Company has been unable to access short-term warehouse lines of credit, and, with the exception for the re-securitization of seasoned loans in its investment portfolio, has been unable to efficiently access the asset-backed securities market to meet its long-term funding needs. Largely as a result of its inability to access additional capital, the Company sold its manufactured housing and model home purchase/leaseback operations in 1999, and ceased issuing new commitments in its commercial lending operations. Since 1999, the Company has focused on substantially reducing its recourse debt and minimizing its capital requirements. The Company has made substantial progress in both areas since 1999, and based upon its expected investment portfolio cash flows, and anticipated proceeds from the sale and re-securitization of assets, the Company anticipates that it will repay all of its existing recourse debt obligations in accordance with their respective terms during 2002.

         The Company's cash flow from its investment portfolio for the year and quarter ended December 31, 2001 was approximately $77 million and $22 million, respectively. Such cash flow is after payment of principal and interest on the associated collateralized bonds (i.e., non-recourse debt) outstanding. From the cash flow on its investment portfolio, the Company funds its operating overhead costs, including the servicing of its delinquent property tax receivables, and repays any remaining recourse debt. Excluding any cash flow derived from the sale or re-securitization of assets, the Company anticipates that the cash flow from its investment portfolio will decline in 2002 versus 2001 as the investment portfolio pay downs and if interest rates, as expected, increase. The Company anticipates, however, that it will have sufficient cash flow from its investment portfolio to meet all of its obligations on both a short-term and long-term basis.

Recourse Debt

         At December 31, 2001, the Company had $58.2 million of recourse debt outstanding, consisting of senior notes issued in July 1997 and due July 15, 2002 (the "Senior Notes") and a $0.2 million capital lease obligation which will be fully paid in 2002. During 2001, the Company reduced its recourse debt by approximately $76.5 million. Recourse debt was reduced through the use of investment portfolio cash flows and the sale of various assets of the Company. In January 2002, the Company purchased $8.6 million of its Senior Notes, at a 4% discount to par. As of March 22, 2002, the Company has approximately $49.3 million in recourse debt remaining outstanding. The Company's ability to make distributions on its capital stock and to reinvest cash flow from its investment portfolio and other assets are materially restricted as a result of the amendment to the indenture governing the Senior Notes entered into in March 2001 and a settlement agreement entered into in October 2001 by and between the Company and ACA Financial Guaranty Corporation (ACA) as a result of an action which ACA brought against the Company in the United States District Court for the Southern District of New York (the amendment to the indenture and the settlement agreement, collectively the "Senior Note Agreements"). Until the Senior Notes are defeased or fully repaid, the Senior Note Agreements effectively restrict the Company from making any new distributions on its capital stock, or from making any new investments, except to call securities previously issued by the Company. Additional exceptions to the restrictions exist to the extent of cash proceeds of any "permitted subordinated indebtedness" and cash proceeds of the issuance of any "qualified capital stock". Further, as a result of the Senior Note Agreements, the Company has pledged substantially all of its assets (including the stock of its material subsidiaries) to the indenture trustee and deposits cash in excess of a working capital balance of $3 million into a restricted account. The Senior Note Agreements also require the Company to call and re-securitize certain of its existing collateralized bond and pass-through securities by April 30, 2002, and if such re-securitization is not completed, to sell certain other securities. Should the Company fail to close the re-securitization by April 30, 2002 and sell certain securities by May 31, 2002, ACA has the right, at its option, to cause the sale of certain securities owned by the Company pursuant to a durable power of attorney granted to it by the Company.

         The table below sets forth the recourse debt and recourse debt to equity ratio of the Company as of December 31, 2001, 2000, and 1999. Total recourse debt decreased from $537.1 million for December 31, 1999 to $134.2 million in 2000 and $58.1 million in 2001. These decreases are the result of the Company's efforts since the end of 1998 to reduce its exposure to recourse debt through the securitization or sale of assets.

                               Total Recourse Debt
                                 ($ in millions)

--------------------------------------------------------------------------------
                             Total Recourse Debt, Net       Total Recourse
       December 31,                of Issuance           Debt to Equity Ratio
                                      Costs
--------------------------------------------------------------------------------
           1999                    $      537.1                    165%
           2000                           134.2                     85%
           2001                            58.1                     34%
--------------------------------------------------------------------------------

Non-recourse Debt

         The Company, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to the Company. Collateral for collateralized bonds is not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At December 31, 2001, the Company had $2.3 billion of collateralized bonds outstanding.

Summary of Selected Quarterly Results (unaudited)
(amounts in thousands except share data)

------------------------------------------------------ ---------------- ---------------- --------------- ----------------
                                                           First        Second Quarter   Third Quarter   Fourth Quarter
            Year ended December 31, 2001                  Quarter
------------------------------------------------------ ---------------- ---------------- --------------- ----------------

Operating results:
   Total revenues                                         $    63,797     $    58,412       $    52,454     $    48,873
   Net interest margin                                          3,837           6,411            (2,422)          4,740
   Net income (loss)                                           11,647           2,772            (7,483)         (10,024)
   Basic net income (loss) per common share                     0.74             1.16            (0.75)           (0.59)
   Diluted net income (loss) per common share                   0.74             1.16            (0.75)           (0.59)
   Cash dividends declared per common share                         -               -                -                -
------------------------------------------------------ ---------------- ---------------- --------------- ----------------

Average interest-earning assets                             3,116,556        2,986,595        2,774,778       2,615,966
Average borrowed funds                                      2,911,595        2,746,032        2,595,423       2,358,461
------------------------------------------------------ ---------------- ---------------- --------------- ----------------

Net interest spread on interest-earning assets                  0.93%            1.31%           1.40%            1.48%
Average asset yield                                             8.09%            7.82%           7.55%            7.40%
Net yield on average interest-earning assets (1)                1.40%            1.83%           1.80%            2.06%
Cost of funds                                                   7.16%            6.52%           6.15%            5.92%
------------------------------------------------------ ---------------- ---------------- --------------- ----------------
                                                           First        Second Quarter   Third Quarter   Fourth Quarter
            Year ended December 31, 2000                  Quarter
------------------------------------------------------ ---------------- ---------------- --------------- ----------------

Operating results:
   Total revenues                                           $  79,214      $    75,850     $    70,789      $    64,879
   Net interest margin                                          5,979            1,901           1,252          (12,278)
   Net loss                                                   (10,704)         (68,695)           (836)         (11,629)
   Basic net loss per common share                             (1.22)           (6.28)           (0.35)           (1.30)
   Diluted net loss per common share                           (1.22)           (6.28)           (0.35)           (1.30)
   Cash dividends declared per common share                         -               -                -                -
------------------------------------------------------ ---------------- ---------------- --------------- ----------------

Average interest-earning assets                             4,084,732        3,868,116        3,503,052       3,317,136
Average borrowed funds                                      3,758,559        3,563,818        3,268,035       3,087,114
------------------------------------------------------ ---------------- ---------------- --------------- ----------------

Net interest spread on interest-earning assets                  0.83%            0.46%           0.40%            0.42%
Average asset yield                                             7.75%            7.81%           8.05%            7.98%
Net yield on average interest-earning assets (1)                1.38%            1.04%           0.92%            0.94%
Cost of funds                                                   6.93%            7.35%           7.65%            7.56%
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

         Capital Resources. The Company will rely on cash flow from its investment portfolio to fund its operations, and anticipated proceeds from the call and re-securitization of securities previously issued by the Company to repay the remaining outstanding Senior Notes due July 15, 2002. The Company may be unable to repay such notes when due in the event of a decline in cash flow or failure to complete such re-securitization. Cash flows from our portfolio are subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses. The Company also relies on an investment bank for substantially all of the funds necessary to call securities prior to their re-securitization. The failure of such investment bank to provide such funds would make it difficult to complete the re-securitization. While the Company has historically been able to sell such collateralized bonds and securities into the capital markets, the Company's access to capital markets has been reduced, which may impair the Company's ability to call and re-securitize its existing securitizations in the future.

         Interest Rate Fluctuations. The Company's income depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently pledged as collateral for collateralized bonds by the Company are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse debt, approximately $184 million of which is variable rate. In addition, a significant amount of the investments held by the Company is adjustable-rate collateral for collateralized bonds. These investments are financed through non-recourse long-term collateralized bonds. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps; the related borrowing have no delayed resets or such interest rate caps.

         Defaults. Defaults by borrowers on loans retained by the Company may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company. The allowance for losses is calculated on the basis of historical experience and management's best estimates. Actual default rates or loss severity may differ from the Company's estimate as a result of economic conditions. In particular, the default rate and loss severity on the Company's portfolio of manufactured housing loans has been higher than initially estimated. Actual defaults on ARM loans may increase during a rising interest rate environment. The Company believes that its reserves are adequate for such risks on loans that were delinquent as of December 31, 2001.

         Third-party Servicers. Third-party servicers service the majority of the Company's investment portfolio. To the extent that these servicers are financially impaired, the performance of the Company's investment portfolio may deteriorate, and defaults and credit losses may be greater than estimated.

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

         Depository Institution Strategy. The Company intends to explore the formation or acquisition of a depository institution. However, the pursuit of this strategy is subject to the outcome of the Company's investigation. No business plan has been prepared for such strategy. Therefore, any forward-looking statement made in the report is subject to the outcome of a variety of factors that are unknown at this time.

     Competition. The financial services industry is a highly competitive market. Increased competition in the market has adversely affected the Company, and may continue to do so.

         Regulatory Changes. The Company's businesses as of December 31, 2001 are not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables.


Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management extends beyond derivatives to include all market risk sensitive financial instruments. As a financial services company, net interest margin comprises the primary component of the Company's earnings. Additionally, cash flow from the investment portfolio represents the primary component of the Company's incoming cash flow. The Company is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or re-price within specified periods. The Company's strategy has been to mitigate interest rate risk through the creation of a diversified investment portfolio of high quality assets that, in the aggregate, preserves the Company's capital base while generating stable income and cash flow in a variety of interest rate and prepayment environments.

         The Company monitors the aggregate cash flow, projected net yield and market value of its investment portfolio under various interest rate and prepayment assumptions. While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

         The Company focuses on the sensitivity of its cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its net interest margin cash flow for the next twenty-four months assuming no changes in interest rates from those at period end. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow.

         The following table summarizes the Company's net interest margin cash flow sensitivity analysis as of December 31, 2001. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a parallel shift in interest rates, as discussed above. Other investments are excluded from this analysis because they are not interest rate sensitive. The "Base" case represents the interest rate environment as it existed as of December 31, 2001. At December 31, 2001, One-month LIBOR was 1.87% and Six-month LIBOR was 1.98%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's assets and liabilities, and there are likely to be such changes in the future.

                                               % Change in Net
         Basis Point                         Interest Margin Cash
   Increase (Decrease) in                         Flow From
       Interest Rates                             Base Case
------------------------------            ---------------------------
            +200                                    (4.3)%
            +100                                    (2.2)%
            Base
            -100                                     2.2%
            -200                                     4.3%

         Approximately $691 million of the Company's investment portfolio as of December 31, 2001 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 67% and 21% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

         The remaining portion of the Company's investment portfolio as of December 31, 2001, approximately $1.8 billion, is comprised of loans or securities that have coupon rates that are fixed. The Company has substantially limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds which approximated $1.3 billion as of December 31, 2001, and (ii) equity, which was $173.1 million. Overall, the Company's interest rate risk is related both to the rate of change in short term interest rates, and to the level of short-term interest rates.


Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and the related notes, together with the Independent Auditors' Reports thereon are set forth on pages F-1 through F-27 of this Form 10-K.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 as to directors and executive officers of the Company is included in the Company's proxy statement for its 2002 Annual Meeting of Stockholders (the 2002 Proxy Statement) in the Election of Directors and Management of the Company sections and is incorporated herein by reference.


Item 11.     EXECUTIVE COMPENSATION

         The information required by Item 11 is included in the 2002 Proxy Statement in the Management of the Company section and is incorporated herein by reference.


Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is included in the 2002 Proxy Statement in the Ownership of Common Stock section and is incorporated herein by reference.


Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is included in the 2002 Proxy Statement in the Compensation Committee Interlocks and Insider Participation section and is incorporated herein by reference.

                                     PART IV


Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

1.and 2. Financial Statements and Financial Statement Schedule

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

     10.8 Terms of Employment between Dynex Capital, Inc. and Mr. Thomas H. Potts dated September 4, 2001.

     10.9 Terms of Employment between Dynex Capital, Inc. and Mr. Stephen J. Benedetti dated September 4, 2001.

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

                                     DYNEX CAPITAL, INC.
                                     (Registrant)



March 27, 2002                       /s/ Thomas H. Potts
                                     -------------------------------------------
                                     Thomas H. Potts
                                     President
                                     (Principal Executive Officer)


March 27, 2002                       /s/ Stephen J. Benedetti
                                     -------------------------------------------
                                     Stephen J. Benedetti
                                     Executive Vice President
                                       and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Capacity                    Date


/s/ Thomas H. Potts                        Director               March 27, 2002
---------------------------------
Thomas H. Potts


/s/ J. Sidney Davenport, IV                 Director              March 27, 2002
---------------------------------
J. Sidney Davenport, IV


/s/ Barry S. Shein                          Director              March 27, 2002
---------------------------------
Barry S. Shein


/s/ Donald B. Vaden                         Director              March 27, 2002
---------------------------------
Donald B. Vaden

                               DYNEX CAPITAL, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                          INDEPENDENT AUDITORS' REPORT

                           For Inclusion in Form 10-K

                            Annual Report Filed with

                       Securities and Exchange Commission

                                December 31, 2001

YNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE





Financial Statements:                                                       Page
                                                                            ----

Independent Auditors' Report for the Years Ended
   December 31, 2001, 2000 , and 1999                                        F-3
Consolidated Balance Sheets -- December 31, 2001 and 2000                    F-4
Consolidated Statements of Operations -- Years ended
   December 31, 2001, 2000 and 1999                                          F-5
Consolidated Statements of Shareholders' Equity -- Years ended
   December 31, 2001, 2000 and 1999                                          F-6
Consolidated Statements of Cash Flows -- Years ended
   December 31, 2001, 2000 and 1999                                          F-7
Notes to Consolidated Financial Statements --
   December 31, 2001, 2000, and 1999                                         F-8

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Dynex Capital, Inc.


We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dynex Capital, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


Richmond, Virginia
March 5, 2002

CONSOLIDATED BALANCE SHEETS
DYNEX CAPITAL, INC.

December 31, 2001 and 2000
(amounts in thousands except share data)

                                                                                         2001                 2000
                                                                                ------------------    -----------------

ASSETS

Investments:
   Collateral for collateralized bonds                                           $       2,404,157     $      3,042,158
   Other investments                                                                        63,553               42,284
   Securities                                                                                5,508                9,364
   Loans                                                                                     7,315               19,102
                                                                                ------------------    -----------------
                                                                                         2,480,533            3,112,908


Cash                                                                                         7,129                3,485
Cash - restricted                                                                            4,334               23,288
Accrued interest receivable                                                                     38                  323
Other assets                                                                                 8,778               19,592
                                                                                ------------------    -----------------
                                                                                 $       2,500,812     $      3,159,596
                                                                                ==================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Non-recourse debt - collateralized bonds                                         $       2,264,213     $      2,856,728
Recourse debt                                                                               58,134              134,168
                                                                                    --------------       --------------
                                                                                         2,322,347            2,990,896

Accrued interest payable                                                                     2,099                3,775
Accrued expenses and other liabilities                                                       3,303                7,794
                                                                                ------------------    -----------------
                                                                                         2,327,749            3,002,465
                                                                                ------------------    -----------------


SHAREHOLDERS' EQUITY

Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
     9.75% Cumulative Convertible Series A,
       992,038 and 1,309,061, issued and outstanding, respectively                          22,658               29,900
        ($29,322 and $36,012 aggregate liquidation preference, respectively)
     9.55% Cumulative Convertible Series B,
       1,378,807 and 1,912,434 issued and outstanding, respectively                         32,275               44,767
        ($41,443 and $53,568 aggregate liquidation preference, respectively)
     9.73% Cumulative Convertible Series C,
       1,383,532 and 1,840,000 issued and outstanding, respectively                         39,655               52,740
        ($51,101 and $63,259 aggregate liquidation preference, respectively)
Common stock, par value $.01 per share,
   100,000,000 shares authorized,
   10,873,853 and 11,444,099 issued and outstanding, respectively                              109                  114
Additional paid-in capital                                                                 364,740              351,999
Accumulated other comprehensive loss                                                       (83,872)            (124,589)
Accumulated deficit                                                                       (202,502)            (197,800)
                                                                                 ------------------    -----------------
                                                                                           173,063              157,131
                                                                                 ------------------    -----------------
                                                                                 $       2,500,812     $      3,159,596
                                                                                 ==================    =================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
DYNEX CAPITAL, INC.

Years ended December 31, 2001, 2000 and 1999 (amounts in thousands except share data)

                                                                       2001                 2000                 1999
                                                                 -------------------  -------------------  -------------------
Interest income:
   Collateral for collateralized bonds                             $      215,018       $      271,463       $      284,470
   Securities                                                                 848                3,595               14,228
   Other investments                                                        6,164                5,336                4,388
   Loans                                                                      730               10,766               26,276
   Other                                                                        -                    -               12,087
                                                                 -------------------  -------------------  -------------------
                                                                          222,760              291,160              341,449
                                                                 -------------------  -------------------  -------------------

Interest and related expense:
   Non-recourse debt                                                      167,098              232,916              210,794
   Recourse debt                                                            6,975               21,595               59,906
   Other                                                                      605                5,162                6,580
                                                                 -------------------  -------------------  -------------------
                                                                          174,678              259,673              277,280
                                                                 -------------------  -------------------  -------------------

Net interest margin before provision for losses                            48,082               31,487               64,169
Provision for losses                                                      (35,512)             (34,633)             (16,154)
                                                                 -------------------  -------------------  -------------------
Net interest margin                                                        12,570               (3,146)              48,015

Net loss on sales, write-downs, and impairment charges                     (5,114)             (78,516)            (100,876)
Equity in net loss of Dynex Holding, Inc.                                       -                 (680)              (1,923)
Trading (losses) gains                                                     (3,091)                   -                4,176
Other income (expense)                                                        104                 (428)               1,673
                                                                 -------------------  -------------------  -------------------
                                                                            4,469              (82,770)             (48,935)

General and administrative expenses                                       (10,526)              (8,712)              (7,740)
Net administrative fees and expenses to Dynex Holding, Inc.                     -                 (381)             (16,943)
                                                                 -------------------  -------------------  -------------------
Loss before extraordinary item                                             (6,057)             (91,863)             (73,618)

Extraordinary item - gain (loss) on extinguishment of debt                  2,972                    -               (1,517)
                                                                 --------------------  -----------------    ------------------
Net loss                                                                   (3,085)             (91,863)             (75,135)
Preferred stock benefits (charges)                                          9,331              (12,911)             (12,910)
                                                                 -------------------  -------------------  -------------------
Net income (loss) available to common shareholders                 $        6,246       $     (104,774)      $      (88,045)
                                                                 ===================  ===================  ===================

Net income (loss) per common share before extraordinary item:
   Basic                                                           $          0.29      $         (9.15)     $         (7.53)
                                                                 ===================  ===================  ===================
   Diluted                                                         $          0.29      $         (9.15)     $         (7.53)
                                                                 ===================  ===================  ===================

Net income (loss) per common share after extraordinary item:
   Basic                                                           $          0.55      $         (9.15)     $         (7.67)
                                                                 ===================  ===================  ===================
   Diluted                                                         $          0.55      $         (9.15)     $         (7.67)
                                                                 ===================  ===================  ===================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
DYNEX CAPITAL, INC.

Years ended December 31, 2001, 2000, and 1999 (amounts in thousands except share data)

                                                                                     Accumulated         Retained
                                                                    Additional          Other            Earnings
                                            Preferred     Common      Paid-in       Comprehensive      (Accumulated
                                              Stock        Stock      Capital       (Loss) Income        Deficit)       Total
                                          ----------------------------------------------------------------------------------------

 Balance at January 1, 1999               $   127,407   $      460  $   352,382     $     (3,097)    $   (24,348)    $   452,804

Comprehensive loss:
   Net loss - 1999                                  -            -            -                -         (75,135)        (75,135)
   Change in net unrealized loss on
     investments classified as available
     for sale during the period                     -            -            -          (45,410)              -         (45,410)
                                                                                                                     -------------
 Total comprehensive loss                                                                                               (120,545)

 Issuance of common stock                           -            -           30                -               -              30
 One-for-four reverse common stock
   split                                            -         (345)         345                -               -               -
 Retirement of common stock                         -           (1)        (699)               -               -            (700)
 Issuance of restricted stock awards                -            -            6                -               -               6
 Forfeitures of restricted stock awards             -            -          (69)               -               -             (69)
 Dividends on preferred stock                       -            -            -                -          (6,454)         (6,454)

                                          ----------------------------------------------------------------------------------------
 Balance at December 31, 1999                 127,407          114      351,995          (48,507)       (105,937)        325,072

Comprehensive loss:
   Net loss - 2000                                  -            -            -                -         (91,863)        (91,863)
   Change in net unrealized loss on
     investments classified as available
     for sale during the period                     -            -            -          (76,082)              -         (76,082)
                                                                                                                     -------------
 Total comprehensive loss                                                                                               (167,945)

 Issuance of common stock                           -            -            4                -               -               4

                                          ----------------------------------------------------------------------------------------
 Balance at December 31, 2000                 127,407          114      351,999         (124,589)       (197,800)        157,131

 Comprehensive loss:
   Net loss - 2001                                  -            -            -                -          (3,085)         (3,085)
   Change in net unrealized loss on
     investments classified as available
     for sale during the period                     -            -            -               40,717           -          40,717
                                                                                                                     -------------
 Total comprehensive income                                                                                               37,631

 Repurchase of preferred stock                (32,819)           -       12,735                -               -         (20,084)
 Dividends on preferred stock                       -            -            -                -          (1,617)         (1,617)
 Retirement of common stock                         -           (5)           6                -               -               1

                                          ----------------------------------------------------------------------------------------
                                           $   94,588   $      109   $  364,740     $    (83,872)     $ (202,502)     $  173,063
                                          ========================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DYNEX CAPITAL, INC.

Years ended December 31, 2001, 2000 and 1999 (amounts in thousands except share data)

                                                                         2001            2000            1999
                                                                    --------------- --------------- ---------------
 Operating activities:
   Net (loss) income                                                  $ (3,085)         $(91,863)       $(75,135)
   Adjustments to reconcile net (loss) income to
     cash provided by operating activities:
       Provision for losses                                             35,512            34,633          16,154
       Net loss on sales, write-downs, and impairment charges            5,114            78,516          96,700
       Equity in net loss of Dynex Holding, Inc.                           -                 680           1,923
       Extraordinary item - (gain) loss on extinguishment of debt       (2,972)              -             1,517
       Amortization and depreciation                                    12,278            16,117          28,133
       Receipt (Payment) of litigation settlements                       7,095           (20,000)              -
       Net change in restricted cash                                    18,954             8,014          (6,865)
       Net change in accrued interest, other assets and other           (3,345)           (5,629)         (9,425)
         liabilities
                                                                    --------------- --------------- ---------------
           Net cash provided by operating activities                    69,551            20,468          53,002
                                                                    --------------- --------------- ---------------

Investing activities:
   Collateral for collateralized bonds:
     Fundings of investments subsequently securitized                            -               -        (627,290)
     Principal payments on collateral                                      595,822         521,355       1,119,841
     Decrease in accrued interest receivable                                 4,028           2,132           5,080
     Net decrease (increase) in funds held by trustee                          125             774          (1,051)
   Net decrease in loans                                                     9,622         198,785          84,762
   Purchase of securities and other investments                             (7,865)         (9,476)        (57,085)
   Payments received on securities and other investments                    15,609          24,891          90,263
   Proceeds from sales of securities and other investments                   3,662          24,579          61,415
   Payments for sale of tax-exempt bond obligations                              -         (30,284)              -
   Investment in and advances to Dynex Holding, Inc.                             -           4,134         (26,335)
   Proceeds from sale of loan production operations                          8,820           9,500         213,591
   Capital expenditures                                                       (109)            (92)           (281)
                                                                    --------------- --------------- ---------------
       Net cash provided by investing activities                           629,714         746,298         862,910
                                                                    --------------- --------------- ---------------

Financing activities:
   Collateralized bonds:
     Proceeds from issuance of bonds                                       507,586         140,724       1,069,048
     Principal payments on bonds                                        (1,107,247)       (524,040)     (1,091,216)
     Increase (decrease) in accrued interest payable                        (1,209)            780           3,677
   Repayment of senior notes                                               (38,886)        (13,570)        (17,833)
   Repayment of  recourse debt borrowings, net                             (34,164)       (390,310)       (851,771)
   Net proceeds from issuance of stock                                           -               4              30
   Retirement of common stock                                                    -               -            (700)
   Retirement of  preferred stock                                          (20,084)              -               -
   Dividends paid                                                           (1,617)              -          (9,682)
                                                                    --------------- --------------- ---------------
       Net cash used for financing activities                             (695,621)       (786,412)       (898,447)
                                                                    --------------- --------------- ---------------

Net increase (decrease) in cash                                              3,644         (19,646)         17,465
Cash at beginning of period                                                  3,485          23,131           5,666
                                                                    --------------- --------------- ---------------
Cash at end of period                                                 $      7,129    $      3,485    $     23,131
                                                                    =============== =============== ===============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

December 31, 2001, 2000, and 1999
(amounts in thousands except share data)

NOTE 1 - BASIS OF PRESENTATION

Basis of Presentation

         The consolidated financial statements include the accounts of Dynex Capital, Inc., its qualified REIT subsidiaries and taxable REIT subsidiary
(together, the "Company"). During 2000 and 1999, the Company operated its lending and servicing activities out of a taxable affiliate, Dynex Holding, Inc. ("DHI"), which was not consolidated for financial reporting purposes but was accounted for under an accounting method similar to the equity method. In November 2000, certain subsidiaries of DHI were sold to the Company, and on December 31, 2000, DHI was liquidated in a taxable transaction into the Company. As a result of the liquidation, effectively all of the assets and liabilities of DHI were transferred to Company as of December 31, 2000. All significant inter-company balances and transactions with Company's consolidated subsidiaries have been eliminated in consolidation.

Reclassifications

         Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Federal Income Taxes

         The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code. As a result, the Company generally will not be subject to federal income taxation at the corporate level on amounts distributed to shareholders, provided that it distributes at least 90 percent of its taxable income to its shareholders within the prescribed period and complies with certain other requirements. No provision has been made for income taxes for Dynex Capital, Inc. and its qualified REIT subsidiaries in the accompanying consolidated financial statements, as the Company believes it has met or will meet the prescribed requirements. In addition, the Company has net operating loss carry-forwards of approximately $125,000, and capital loss carry-forwards of approximately $61,000. Substantially all of the $125,000 in net operating losses carry-forwards expire in 2014 and 2015, and of the $61,000 of capital loss carry-forwards, $33,000 expires in 2003 and $28,000 expires in 2004.

Investments

         Pursuant to the requirements of Statement of Financial Accounting Standards No. 115 ("FAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify certain of its investments considered debt securities as either trading, available-for-sale or held-to-maturity. In certain instances the Company may reclassify investments from available-for-sale to held-to-maturity, but only when it has the intent and the ability to hold such investments to maturity. At the time of the reclassification, the carrying value of the investment is adjusted to its estimated fair market value with a corresponding adjustment to accumulated other comprehensive income. In accordance with FAS No. 115, such adjustment is amortized as an adjustment to earnings on the associated investment using the effective yield method.

         Collateral for Collateralized Bonds and Securities. The Company has classified collateral for collateralized bonds and securities as available-for-sale. These investments are therefore reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income. Any decline in the fair value of an investment below its amortized cost that is deemed to be other than temporary is charged to earnings. The basis of any securities sold is computed using the specific identification method. Collateral for collateralized bonds can be sold only subject to the lien of the respective collateralized bond indenture, unless the related bonds have been redeemed.

         Other Investments. Other investments considered debt securities under FAS No. 115 are classified as held-to-maturity and are carried at their amortized cost basis. Other investments not considered debt securities are carried at their amortized cost basis, less reserves as applicable. Other investments may include real estate owned acquired through, or in lieu of, foreclosure. Such investments are considered held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the investments are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other income (expense).

     Loans. Loans considered held for sale are carried at the lower of amortized cost or market. Loans held to maturity are carried at amortized cost.

         Interest Income. Interest income is recognized when earned according to the terms of the underlying investment and when, in the opinion of management, it is collectible. The accrual of interest on investments is discontinued, or the rate on which interest is accrued is reduced at the time the collection of interest is considered doubtful. All interest accrued but not collected for investments that are placed on non-accrual status or charged-off is reversed against interest income. Interest on these investments is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Investments are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Premiums and Discounts

         Premiums and discounts on investments and obligations are amortized into interest income or expense, respectively, over the life of the related investment or obligation using a method that approximates the effective yield method. Deferred hedging gains and losses on associated investments and obligations are included in premiums and discounts.

Deferred Issuance Costs

         Costs incurred in connection with the issuance of collateralized bonds and unsecured notes are deferred and amortized over the estimated lives of their respective debt obligations using a method that approximates the effective yield method.

Derivative Financial Instruments

         The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures ("Interest Rate Agreements") to manage its sensitivity to changes in interest rates. These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. At the inception of the hedge, these instruments are designated as either hedge positions or trading positions using criteria established in Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities".

         For Interest Rate Agreements designated as hedge instruments, the Company evaluates the effectiveness of these hedges against the financial instrument being hedged under various interest rate scenarios. The effective portion of the gain or loss on an Interest Rate Agreement designated as a hedge is reported in accumulated other comprehensive income, and the ineffective portion of such hedge is reported in income.

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

         For Interest Rate Agreements entered into for trading purposes, realized and unrealized changes in fair value of these instruments are recognized in the consolidated statements of operations as trading activities in the period in which the changes occur or when such trade instruments are settled. Amounts payable to or receivable from counter-parties, if any, are included on the consolidated balance sheets in accrued expenses and other liabilities.

     Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. FAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under FAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted FAS No. 133 effective January 1, 2001. The adoption of FAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

Cash - Restricted

         At December 31, 2001, $4,334 of cash was held in trust to cover losses on securities not otherwise covered by insurance or was held in trust as collateral for the payment of principal on the Senior Notes. At December 31, 2000, $23,288 of cash was held as collateral for outstanding letters of credit or was held in trust to cover losses on securities not otherwise covered by insurance. As a result of an amendment to the indenture governing the Company's senior notes due July 2002 (the "Senior Notes") entered into in March 2001 and a settlement agreement entered into in October 2001 with ACA Financial Guaranty Corporation (ACA), the Company's ability to make distributions on its capital stock and to reinvest cash flow from its investment portfolio and other assets are materially restricted (the amendment to the indenture and the settlement agreement, collectively the "Senior Note Agreements"). Until the Senior Notes are defeased or fully repaid, the Senior Note Agreements effectively restricted the Company from making any new distributions on its capital stock, or from making any new investments, except to call securities previously issued by the Company. In addition, as a result of the Senior Note Agreements, the Company has pledged substantially all its assets (including the stock of its material subsidiaries) to the indenture trustee and deposits cash in excess of a working capital balance of $3,000 into a restricted account. Payments received on certain of the securities pledged to the indenture trustee are held by the trustee for payment of principal on the Senior Notes. At December 31, 2001, $1,240 of cash was held in this account.

Net Income Per Common Share

         Net income per common share is presented on both a basic net income per common share and diluted net income per common share basis. Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights, using the treasury stock method, but only if these items are dilutive. As a result of the two-for-one split in May 1997 and the one-for-four reverse split in August 1999 of Company's common stock, the preferred stock is convertible into one share of common stock for two shares of preferred stock.

Use of Estimates

         The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The primary estimates inherent in the accompanying consolidated financial statements are discussed below.

         Fair Value. The Company uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Collateral for collateralized bonds make up a significant portion of the Company's investments. The estimate of fair value for collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions established by management. The discount rate used in the determination of fair value of the collateral for collateralized bonds was 16% at December 31, 2001 and 2000. Prepayment rate assumptions at December 31, 2001 and 2000 were generally at a "constant prepayment rate," or CPR, ranging from 35%-60% for 2001, and 28% for 2000, respectively, for collateral for collateralized bonds consisting of single-family mortgage loans, and a CPR equivalent ranging from 9%-10% for 2001 and 7% for 2000, respectively for collateral for collateralized bonds consisting of manufactured housing loan collateral. Commercial mortgage loan collateral was generally assumed to repay in accordance with their contractual terms. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary for each series of collateral for collateralized bonds, depending on the collateral pledged. The cash flows for the collateral for collateralized bonds were projected to the estimated date that the security could be called and retired by the Company if there is economic value to the Company in calling and retiring the security. Such call date is typically triggered on the earlier of a specified date or when the remaining security balance equals 35% of the original balance (the "Call Date"). The Company estimates anticipated market prices of the underlying collateral at the Call Date.

         As discussed in Note 4, the Company estimated the fair value of certain other investments as the present value of expected future cash flows, less costs to service such investments, discounted at a rate of 12%.

         Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of Company's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements. The fair value of all on- and off-balance sheet financial instruments is presented in
Note 9.

         Allowance for Losses. As discussed in Note 6, the Company has credit risk on certain investments in its portfolio. An allowance for losses has been estimated and established for current expected losses based on management's judgment. The allowance for losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of probable credit losses, as well as industry loss experience. Provisions made to increase the allowance related to credit risk are presented as provision for losses in the accompanying consolidated statements of operations. The Company's actual credit losses may differ from those estimates used to establish the allowance.

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

Recent Accounting Pronouncements

     Statement of FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. FAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted FAS No. 133 effective January 1, 2001. The adoption of FAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("FAS No. 140"). FAS No. 140 replaces the Statement of Financial Accounting Standards No. 125 "Accounting for the Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"
("FAS No. 125"). FAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosure, but it carries over most of FAS No. 125 provisions without reconsideration. FAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. FAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. FAS No. 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of FAS No. 140 did not have a material impact on the Company's financial statements.

         In June 2001, the FASB issued Statement of FAS (FAS) No. 141, Business Combinations. FAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. The adoption of FAS 141 did not have an impact on the financial position, results of operations or cash flows of the Company.

         In June 2001, the FASB issued FAS No. 142, Goodwill and Other Intangible Assets. FAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. FAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As the Company has no goodwill or intangible assets that it is amortizing, the adoption of FAS No. 142 will have no effect on the financial position, results of operations or cash flows of the Company.

     In June 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations." FAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 is effective for fiscal years beginning after June 15, 2002. The company does not believe the adoption of FAS No. 143 will have a significant impact on the financial position, results of operations or cash flows of the Company.

         In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment of Long-lived Assets" which supercedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. FAS No. 144 retains many of the provisions of FAS No. 121, but addresses certain implementation issues associated with that Statement. The company does not believe the adoption of FAS No. 144 will have a significant impact on the financial position, results of operations or cash flows of the Company.

NOTE 3 - SUBSEQUENT EVENTS

         On January 15, 2002, the Company purchased $8,642 of its Senior Notes due July 15, 2002 for an aggregate purchase price of $8,296, or a 4% discount to par. After such purchase, the remaining outstanding balance of the Senior Notes was $49,327.

NOTE 4 - COLLATERAL FOR COLLATERALIZED BONDS, SECURITIES AND OTHER INVESTMENTS

The following table summarizes the Company's amortized cost basis and fair value of investments classified as available-for-sale, as of December 31, 2001 and 2000, and the related average effective interest rates:


------------------------------------------- ------------------------------ ----- ------------------------------
                                                        2001                                 2000
                                                              Effective                           Effective
                                              Fair Value    Interest Rate         Fair Value    Interest Rate
------------------------------------------- --------------- -------------- ----- -------------- ---------------
Collateral for collateralized bonds:
   Amortized cost                             $2,496,992           7.6%           $  3,189,414         7.8%
   Allowance for losses                          (27,161)                              (25,314)
------------------------------------------- --------------- -------------- ----- -------------- ---------------
     Amortized cost, net                       2,469,831                             3,164,100
   Gross unrealized gains                         35,188                                37,803
   Gross unrealized losses                      (100,862)                             (159,745)
------------------------------------------- --------------- -------------- ----- -------------- ---------------
                                              $2,404,157                          $  3,042,158
------------------------------------------- --------------- -------------- ----- -------------- ---------------

Securities:
   Adjustable-rate mortgage securities           $   600          11.9%          $       5,008        10.9%
   Fixed-rate mortgage securities                    351          11.8%                  1,505         9.3%
   Derivative and residual securities              4,358           8.0%                  5,553         7.9%
------------------------------------------- --------------- -------------- ----- -------------- ---------------
                                                   5,309                                12,066
   Allowance for losses                              (55)                                  (55)
------------------------------------------- --------------- -------------- ----- -------------- ---------------
     Amortized cost, net                           5,254                                12,011
   Gross unrealized gains                          2,134                                   411
   Gross unrealized losses                        (1,880)                               (3,058)
------------------------------------------- --------------- -------------- ----- -------------- ---------------
                                                $  5,508                          $      9,364
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

         The components of collateral for collateralized bonds at December 31, 2001 and 2000 are as follows:

-------------------------------------------- ------------------- ----- ---------
                                                   2001                     2000
------------------------------------ ------------------- ----- -----------------
Collateral, net of allowance              $       2,429,968         $ 3,111,413
Funds held by trustees                                  391                 515
Accrued interest receivable                          16,594              20,622
Unamortized premiums and
  discounts, net                                     22,878              31,550
Unrealized loss, net                                (65,674)           (121,942)
-------------------------------------------- ------------------- ----- ---------
                                          $       2,404,157         $ 3,042,158
------------------------------------ ------------------- ----- -----------------

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

         Other investments. Other investments consist primarily of delinquent property tax receivables. Other investments at December 31, 2000 also included an installment note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996. One pool of the delinquent property tax receivables was previously pledged as collateral for collateralized bonds, and in 2001 was reclassified to other investments commensurate with the repayment of the associated collateralized bonds outstanding to third parties. Such pool is considered a debt security under FAS No. 115 and commensurate with its reclassification to other investments in 2001, was reclassified as held-to-maturity from available-for-sale. At the time of reclassification, the carrying value of the delinquent property tax receivables was adjusted to fair value, resulting in an impairment charge of $6,774 for the portion of the adjustment that was deemed an other-than-temporary impairment, and a charge of $18,452 to accumulated other comprehensive loss. The aggregate fair value of such pool of receivables was determined based on the present value of the cash flows expected to be received from these receivables, less costs to service, at a discount rate of 12%. In accordance with the provisions of FAS No. 115, the $18,452 in adjustment to accumulated other comprehensive loss will be amortized in accordance with the level yield method. The Company purchased $8,719 and $7,585 of delinquent property tax receivables under a preexisting contract during 2001 and 2000, respectively. At December 31, 2001, the Company has real estate owned with a current carrying value of $5,928 resulting from foreclosures on delinquent property tax receivables. At December 31, 2001, $57,354 of delinquent property tax receivables is on non-accrual status, consisting of two large pools of property tax  receivables  aggregating  $34,855 and $21,397, and other pools of property tax receivables aggregating $1,102. Cash collections on these pools of receivables during 2001 was $7,457, $8,254,and $1,039, respectively

         Sale of investments. Proceeds from sales of investments totaled $3,662, $24,579, and $61,415, in 2001, 2000, and 1999, respectively. See Note 12, Net
Loss on Sales, Write-downs and Impairment Charges for further discussion.

         Sensitivity analysis. The Company owned interest-only and principal-only securities, some of which were pledged to support certain of the Company's collateralized bond securities, and purchased from an affiliate during the period 1992-1995. These interest-only and principal-only securities had an investment basis of $3,073 and $1,287, respectively, and estimated market values of $1,401 and $1,180, respectively at December 31, 2001. The Company based on quotes from a third party dealer obtained market values. The majority of these interest-only and principal-only securities are rated `AAA' by at least one nationally recognized ratings agency, and have very little sensitivity to the credit risk of the underlying single-family mortgage loans. The majority of the risk associated with the Company's investment in these securities relates to the prepayment speeds of the underlying single-family mortgage loans. In providing market prices, the third party used average prepayment speed assumptions of 40% CPR and 25% CPR, respectively, for the interest-only and principal-only securities.

         The Company performed a sensitivity analysis on the CPR assumptions for the interest-only securities by increasing the CPR 10% and 20%, and performed a sensitivity analysis on the principal-only securities by reducing CPR by 5% and 10%. In addition, the Company performed a sensitivity analysis on the discount rate assumptions used by the third party by increasing and decreasing the respective discount rates by 100 basis points and 150 basis points. In all cases, the changes in value were immaterial to the overall value of the investment portfolio.

         These sensitivity analyses are based on management estimates and are hypothetical in nature. Actual results will differ from projected results.

NOTE 5 - LOANS

         The following table summarizes the Company's carrying basis in loans at December 31, 2001 and 2000, respectively.

--------------------------------------------------------------------------------
                                                 2001                  2000
--------------------------------------------------------------------------------

Secured by multifamily and
  commercial properties                        $2,791                $19,224
Secured by consumer installment contracts       3,601                   308
Secured by single-family mortgage loans           906                     -
                                       ----------------         ----------------
                                                7,298                19,532
Net premium (discount)                             17                  (123)
Allowance for losses                                -                  (307)
--------------------------------------------------------------------------------
  Total loans                                  $7,315                $9,102
--------------------------------------------------------------------------------

         The Company did not fund any loans during 2001 and funded multifamily mortgage loans with an aggregate principal balance of $29,529 during 2000. Loans secured by consumer installment contracts at December 31, 2001 were previously pledged to support non-recourse collateralized bonds, and such bonds were paid-off in 2001. Of the above amounts, loans with a carrying amount of $3,712 and $19,102 respectively are considered held for sale at December 31, 2001 and 2000.

NOTE 6 - ALLOWANCE FOR LOSSES

         The Company reserves for credit risk where it has exposure to losses on various investments in its investment portfolio. The following table summarizes the aggregate activity for the allowance for losses of principal on investments for the years ended December 31, 2001 and 2000:

-------------------------- ---------------- ----------------- ------------------
                                  2001              2000              1999
-------------------------- ---------------- ----------------- ------------------

Allowance at beginning
 of year                       $ 25,728         $ 17,484          $ 20,370
Provision for losses             35,512           34,633            16,154
Credit losses, net of
 recoveries                     (34,024)         (26,389)          (19,040)
--------------------------- ---------------- ----------------- -----------------
Allowance at end of year       $ 27,216         $ 25,728          $ 17,484
--------------------------- ---------------- ----------------- -----------------

         Collateral for collateralized bonds. The Company has exposure to credit risk retained on loans that it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the amount of collateral in excess of the related investment-grade collateralized bonds issued (commonly referred to as "over-collateralization"), excluding price premiums and discounts and hedge gains and losses. In some cases, the aggregate loss exposure may be increased by the use of surplus cash or cash reserve funds contained within the security structure to cover losses. The allowance for losses on the over-collateralization totaled $27,161 and $25,314 at December 31, 2001 and 2000 respectively, and is included in collateral for collateralized bonds in the accompanying consolidated balance sheets.

         Securities and Other Investments. On certain securities collateralized by mortgage loans purchased by the Company for which mortgage pool insurance is used as the primary source of credit enhancement, the Company has limited exposure to certain credit risks such as fraud in the origination and special hazards not covered by such insurance. An allowance was established based on the estimate of losses at the time of securitization. The Company also has credit risk on certain other investments. The allowance for losses for securities and other investments was $55 and $414 at December 31, 2001 and 2000, respectively.

NOTE 7 - NON-RECOURSE DEBT - COLLATERALIZED BONDS

         The Company, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds. Each series of collateralized bonds may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on the collateral for collateralized bonds and any reinvestment income thereon are used to make payments on the collateralized bonds (see Note 4). The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to the Company. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds, or on a specific date. As a result, the actual maturity of any class of a series of collateralized bonds is likely to occur earlier than its stated maturity.

         The Company may retain certain classes of collateralized bonds issued, financing these retained collateralized bonds through a combination of repurchase agreements and equity. Total retained bonds at December 31, 2001 and 2000 were $65,601 and $151,072, respectively. As these limited-purpose finance subsidiaries are included in the consolidated financial statements of the Company, such retained bonds are eliminated in the consolidated financial statements, while the associated repurchase agreements outstanding, if any, are included as recourse debt.

         The components of collateralized bonds along with certain other information at December 31, 2001 and 2000 are summarized as follows:

------------------------------- ------------------------------------ --- ----------------------------------
                                               2001                                    2000
------------------------------- ------------------------------------ --- ----------------------------------
                                Bonds Outstanding      Range of               Bonds           Range of
                                                    Interest Rates         Outstanding     Interest Rates
------------------------------- ------------------- ---------------- --- ----------------- ----------------

Variable-rate classes              $    937,973       2.5% - 5.6%           $  1,464,087      6.9% -10.1%
Fixed-rate classes                    1,294,751      6.2% - 11.5%              1,365,085      6.2% -11.5%
Accrued interest payable                  8,935                                   10,144
Deferred bond issuance costs             (7,840)                                  (9,254)
Unamortized net bond premium
                                         30,394                                   26,666
------------------------------- ------------------- ---------------- --- ----------------- ----------------
                                   $  2,264,213                             $  2,856,728
------------------------------- ------------------- ---------------- --- ----------------- ----------------

Range of stated maturities           2009-2033                               2009-2033

Number of series                           23                                       23
------------------------------- ------------------- ---------------- --- ----------------- ----------------

         The variable rate classes are based on one-month London InterBank Offered Rate (LIBOR). At December 31, 2001, the weighted-average effective rate of the variable-rate classes was 3.2%, and the weighted-average effective rate of fixed rate classes was 7.1%. The average effective rate of interest for non-recourse debt was 6.4%, 7.3%, and 6.2% for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 8 - RECOURSE DEBT

         The Company utilizes repurchase agreements, secured credit facilities and notes payable (together, "recourse debt") to finance certain of its investments. The following table summarizes the Company's recourse debt outstanding and the weighted-average annual rates at December 31, 2001 and 2000:

------------------------------------------ ----------------------------------------- -- -----------------------------------------
                                                             2001                                         2000
------------------------------------------ ----------------------------------------- -- -----------------------------------------
                                                         Weighted-                                  Weighted-
                                                         Average          Market                     Average        Market Value
                                              Amount     Annual          Value of         Amount      Annual             of
                                           Outstanding    Rate          Collateral     Outstanding     Rate          Collateral
------------------------------------------ ------------- ------------- ------------- -- ------------- ------------- -------------

   7.875% Senior Notes                     $   57,969     7.88%         See below       $ 97,250       7.88%            $ 94,183
   Repurchase agreements                            -       -                -            35,015       7.66%
   Credit facilities                                -       -                -             2,000       7.81%               9,658
   Capitalized lease obligations                  244     7.81%             234              430       7.64%                 373
   Capitalized costs                              (79)                       -              (527)                              -
----------------------------------------- ------------- ------------- ------------- ----------------- ------------- -------------
                                           $   58,134                $      234         $134,168                        $104,214
------------------------------------------ ------------- ------------- ------------- -- ------------- ------------- -------------

         At December 31, 2001 and December 31, 2000, recourse debt consisted of none and $35,015, respectively, of repurchase agreements secured by cash, investments and retained collateralized bonds; none and $2,000, respectively, outstanding under a revolving credit facility secured by other investments; and $244 and $430, respectively, of amounts outstanding under a capital lease. The secured revolving credit facility was extinguished in January 2001 and the repurchase agreements were fully repaid in November 2001.

         As of December 31, 2001 and December 31, 2000, the Company had $57,969 and $97,250, respectively, outstanding of its Senior Notes. In March 2001, the Company entered into an amendment to the related indenture governing the Senior Notes whereby the Company pledged to the Trustee of the Senior Notes substantially all of the Company's unencumbered assets in its investment portfolio and the stock of its material subsidiaries. In consideration of this pledge, the indenture was further amended to provide for the release of the Company from certain covenant restrictions in the indenture, and specifically provided for the Company's ability to make distributions on its capital stock in an amount not to exceed the sum of (i) $26,000, (ii) the cash proceeds of any "permitted subordinated indebtedness", (iii) the cash proceeds of the issuance of any "qualified capital stock", and (iv) any distributions required in order for Company to maintain its REIT status. In addition, in March 2001, the Company entered into a Purchase Agreement with holders of 50.1% of the Senior Notes which required the Company to purchase, and such holders to sell, their respective Senior Notes at various discounts prior to maturity based on a computation of the Company's available cash. Through December 31, 2001, the Company has retired $39,281 of Senior Notes for $36,364 in cash under the Purchase Agreement. On January 15, 2002, the Company purchased for $8,296 the remaining amount available of $8,642 to be purchased under the Purchase Agreement.

         At December 31, 2000, the Company had a secured non-revolving credit facility under which $66,765 of letters of credit to support tax-exempt bonds had been issued. These letters of credit were released during the first quarter of 2001, as a result of the purchase, sale or transfer of the underlying tax-exempt bonds, and the facility was extinguished.

         The Company has entered into capital leases for financing its furniture and computer equipment. Interest expense on these capital leases was $25, $52, and $177 for the years ended December 31, 2001, 2000, and 1999, respectively. The leases expire in 2002. The aggregate payments due under the capital leases for 2002 is $255.

NOTE 9 - FAIR VALUE AND ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

         FAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires the disclosure of the estimated fair value of on-and off-balance-sheet financial instruments. The following table presents the amortized cost and estimated fair values of Company's financial instruments as of December 31, 2001 and 2000:

--------------------------------------------- ----------------------------------- --------------------------------
                                                             2001                              2000
                                              ----------------------------------- --------------------------------
                                                     Amortized         Fair            Amortized         Fair
                                                       Cost           Value               Cost          Value
--------------------------------------------- ---- -------------- --------------- -- --------------- -------------

Assets:
  Collateral for collateralized bonds                 $2,469,994      $2,404,157         $3,164,100    $3,042,158
  Securities                                               5,309           5,508             12,011         9,364
  Other investments                                       63,553          56,925             42,284        42,284
  Loans                                                    7,315           7,493             19,102        19,102
Liabilities:
   Non-recourse debt                                   2,264,213       2,264,213          2,856,728     2,856,728
   Recourse debt:
     Repurchase agreements                                     -               -             35,015        35,015
     Credit facilities                                         -               -              2,000         2,000
     Senior Notes                                         57,890          55,650             96,723        87,737

--------------------------------------------- ---- ------------- ------------ ------ ------------ ----------------

         The fair value of collateral for collateralized bonds, securities, other investments, and loans is based on actual market price quotes, or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions. Repurchase agreements and credit facilities are short-term in nature and reprice monthly. Therefore, their carrying value approximates the fair value. Non-recourse debt is both floating and fixed, and is considered within the security structure along with the associated collateral for collateralized bonds. For the Senior Notes, the fair value was determined by calculating the present value of the projected cash flows using appropriate discount rates.

Derivative Financial Instruments

         At December 31, 2001 and 2000, the Company had no outstanding derivative financial instruments positions.

         In 2001, the Company entered into three separate short positions aggregating $1,300,000 on the June 2001, September 2001, and December 2001, ninety-day Eurodollar Futures Contracts. The Company entered into these positions to, in effect, lock-in its borrowing costs on a forward basis relative to a portion of its floating-rate liabilities. In addition, the Company entered into two short positions on the one-month LIBOR futures contract. These instruments failed to meet the hedge criteria of FAS No. 133, and therefore were accounted for on a trading basis. During 2001, the Company recognized $3,091 in losses related to these positions.

NOTE 10 - EARNINGS PER SHARE

         The following table reconciles the numerator and denominator for both the basic and diluted EPS for the years ended December 31, 2001, 2000, and 1999.

---------------------------------------- --------------------------- ---------------------------- -----------------------------
                                                    2001                        2000                          1999
---------------------------------------- ------------- ------------- ------------- -------------- ------------- ---------------
                                                       Weighted-Average            Weighted-Average             Weighted-Average
                                                        Number of                    Number of                    Number of
                                                          Shares                      Shares                        Shares
                                            Income                      Income                       Income
                                            (loss)                      (loss)                       (loss)
---------------------------------------- ------------- ------------- ------------- -------------- -------------  ---------------

(Loss)  before extraordinary item            $(6,057)                   $(91,863)                    $(73,618)
Extraordinary item - gain (loss) on
extinguishment of debt                         2,972                         -                         (1,517)
                                         -------------               -------------                -------------
Net (Loss)                                    (3,085)                    (91,863)                     (75,135)
Preferred stock benefit (charges)              9,331                     (12,911)                     (12,910)
                                         ------------- ------------- ------------- -------------- -------------  ---------------
Net income (loss) available to common
shareholders                                 $ 6,246    11,430,471     $(104,774)     11,445,236     $(88,045)       11,483,977

Effect of dividends and additional
shares of Series A, Series B, and
Series C preferred stock                           -             -             -               -            -                -

                                         ------------- ------------- ------------- -------------- -------------  ---------------
                                             $ 6,246    11,430,471     $(104,774)     11,445,236     $(88,045)       11,483,977
                                         ============= ============= ============= ============== =============  ===============

Diluted Earnings per share before
 extraordinary item:
   Basic EPS                                                 $0.29                       $(9.15)                         ($7.53)
                                                       =============                                             ===============
                                                                                   ==============
   Diluted EPS                                               $0.29                       $(9.15)                         ($7.53)
                                                       =============               ==============                ===============

Earnings per share after extraordinary item:
   Basic EPS                                                 $0.55                       $(9.15)                         ($7.67)
                                                       =============               ==============                ===============
   Diluted EPS                                               $0.55                       $(9.15)                         ($7.67)
                                                       =============               ==============                ===============

Reconciliation  of  anti-dilutive  shares:
  Dividends and  additional  shares of
   preferred stock:
     Series A                                    $918       591,535        $3,063        654,531        $3,063         654,531
     Series B                                     950       845,827         4,475        956,217         4,475         956,217
     Series C                                   1,536       835,986         5,373        920,000         5,372         920,000
   Expense and incremental shares of
   stock appreciation rights                        -             -             -              -            -           28,931
                                         ------------- ------------- ------------- -------------- ------------- ---------------
                                               $3,404    $2,273,348       $12,911      2,530,748       $12,910       2,559,679

---------------------------------------- ------------- ------------- ------------- -------------- ------------- ---------------

         During 2001, the Company purchased $39,281 of the Senior Notes and recorded an extraordinary gain, net of associated costs, of $2,829. During 2001, the Company exercised its call rights on one series of previously issued collateralized bonds, subsequently re-offered the bonds called, and as a result, recognized an extraordinary loss of $1,013. During 2001, the Company fully extinguished one series of collateralized bonds at a discount of $1,156 to principal, resulting in an extraordinary gain of a similar amount. During 1999, the Company exercised its call rights on two series of previously issued collateralized bonds and re-securitized these two series along with six series of previously issued collateralized bonds redeemed in 1998. This re-securitization resulted in $2,114 of additional costs in 1999. In addition, the Company purchased $2,750 of the Senior Notes during 1999, which resulted in an extraordinary gain of $597. As a result of the early redemptions of the above, both the basic and diluted earnings per share were increased $0.26 in 2001 and reduced by $0.14 in 1999. No such early redemptions occurred in 2000.

NOTE 11 - PREFERRED STOCK

         The following table presents a summary of the Company's issued and outstanding preferred stock:

--------------------------------------------------------------------------------------------------------------------------
                                                                            Issue               Dividends Paid
                                                                            Price                  Per Share
                                                                                      ------------------------------------
                                                                          Per share       2001        2000       1999
--------------------------------------------------------------------------------------------------------------------------

Series A 9.75% Cumulative Convertible Preferred stock ("Series A")          $ 24.00   $   0.2925      $  -      $ 1.17
Series B 9.55% Cumulative Convertible Preferred stock ("Series B")            24.50       0.2925         -        1.17
Series C 9.73% Cumulative Convertible Preferred stock ("Series C")            30.00       0.3649         -        1.46
--------------------------------------------------------------------------------------------------------------------------

         The Company is authorized to issue up to 50,000,000 shares of preferred stock. For all series issued, dividends are cumulative from the date of issue and are payable quarterly in arrears. The dividends are equal, per share, to the greater of (i) the per quarter base rate of $0.585 for Series A and Series B, and $0.73 for Series C, or (ii) one-half times the quarterly dividend declared on the Company's common stock. Two shares of Series A, Series B and Series C are convertible at any time at the option of the holder into one share of common stock. Each series is redeemable by the Company at any time, in whole or in part, (i) two shares of preferred stock for one share of common stock, plus accrued and unpaid dividends, provided that for 20 trading days within any period of 30 consecutive trading days, the closing price of the common stock equals or exceeds two-times the issue price, or (ii) for cash at the issue price, plus any accrued and unpaid dividends. No shares of Series A, B or C preferred stock were converted during 2001 or 2000.

         In the event of liquidation, the holders of all series of preferred stock will be entitled to receive out of the assets of the Company, prior to any such distribution to the common shareholders, the issue price per share in cash, plus any accrued and unpaid dividends.

         In 2001, the Company completed two separate tender offers on its Series A, Series B, and Series C Preferred Stock (together, the "Preferred Stock"), resulting in the purchase by the Company of 1,307,118 shares of the Preferred Stock, consisting of 317,023 shares of Series A, 533,627 shares of Series B and 456,468 shares of Series C, for an aggregate purchase price of $19,998 and which had an aggregate issue price of $34,376, a book value of $32,819, and including dividends in arrears, a liquidation preference of $40,854. The difference of $12,735 between the repurchase price and the book value has been included in the accompanying financial statements as an addition to net income available to common shareholders in the line item captioned Preferred Stock benefit (charges) as required by EITF's D-42 and D-53. Also included in Preferred Stock benefit (charges) is the cumulative dividend in arrears of $6,736 related to those shares tendered, and which were effectively cancelled at such time they were tendered. In addition, Preferred Stock benefit (charges) includes the current period dividend accrual amount for the Preferred Stock outstanding for the year ended December 31, 2001.

         As of December 31, 2001, the total amount of dividends in arrears was $22,771. Individually, the amount of dividends in arrears on the Series A, the Series B and the Series C was $5,513 ($5.56 per Series A share), $7,663 ($5.56 per Series B share) and $9,595 ($6.94 per Series C share), respectively.

NOTE 12 - NET LOSS ON SALES, WRITE-DOWNS AND IMPAIRMENT CHARGES

         The following table sets forth the composition of net loss on sales, write-downs and impairment charges for the years ended December 31, 2001, 2000, and 1999.

------------------------------------------ --------- ------------------------------------------------
                                                                  For the years ended,
                                                          2001            2000              1999
-----------------------------------------------------------------------------------------------------

Phase-out of commercial production operations             $680         $50,940           $  59,962
Sales of investments                                       439          15,872              16,858
Impairment charges on held-to-maturity investments
   and related real estate owned                         9,475               -                   -
AutoBond litigation and AutoBond securities             (7,095)         11,012              31,732
Sales of loan production operations                        755             228              (7,676)
Other                                                      860             464                   -
-----------------------------------------------------------------------------------------------------
                                                      $  5,114       $  78,516          $  100,876
-----------------------------------------------------------------------------------------------------

         During each of the years ended December 31, 2001, 2000 and 1999, the Company incurred losses related to the phasing-out of its commercial production operations, including the sale of substantially all of the Company's remaining commercial and multifamily loans not previously securitized. During 1999, the Company reclassified loans with a principal balance of $261,925 from held for securitization to held for sale, and recognized a loss of $31,597 to adjust the carrying value of these loans to the lower of cost or market at December 31, 1999. The reclassification was necessary, as the Company no longer had the intent or the ability to hold such loans to maturity. During 2000, the Company sold substantially all of its remaining loans held for sale, and including the lower of cost or market adjustment for those loans held for sale remaining at December 31, 2000, incurred losses aggregating $20,656 during 2000. The Company also wrote-off $28,365 during 1999 of previously deferred hedging costs related to the expiration of the forward commitments to fund $255,577 of multifamily and commercial loans. During 2000, the Company incurred losses of $30,284 related to a conditional repurchase option to purchase $167,800 of tax-exempt bonds secured by multifamily mortgage loans, and which the Company did not exercise. The counter-party to the option agreement retained $30,284 of cash in collateral as a result.

         The Company incurred gross gains of $291, none, and $285 and gross losses of $730, $15,872, and $9,598 related to the sales of investments in 2001, 2000, and 1999, respectively. Gross losses included write-downs and impairment charges recorded in anticipation of the sale of such investments. Sales of investments for the year ended December 31, 1999 also includes losses of $7,386 related to the sale of $58,724 of commercial loans during the year.

         During 2001, the Company incurred other-than-temporary impairment charges of $7,678 on its investment in delinquent property tax receivables and valuation adjustments of $1,797 for related real estate owned.

         As discussed in Note 15, the Company settled the outstanding litigation with AutoBond Acceptance Corporation ("AutoBond") for $20,000 during 2000. The Company had accrued a reserve in December 1999 for $27,000 related to the litigation. The Company reversed $5,600 of this reserve during the year ended December 31, 2000. As a condition to the settlement, the Company received all of the outstanding capital stock of the AutoBond entities (the "AutoBond Entities") from which Company had previously purchased securities, and the AutoBond Entities were included in the Company's consolidated financial statements from that point forward. The Company recorded permanent impairment charges of $16,612 in 2000, resulting from write-downs required on securities that the Company owned that it had purchased in 1998 and 1999 from the AutoBond Entities. During the fourth quarter 2000, the Company completed the sale of substantially all of the remaining outstanding securities and loans issued or owned by the AutoBond Entities. In 1999, the Company recorded an impairment charge of $4,732 relating to AutoBond related securities held by the Company at December 31, 1999. In February 2001, the Company resolved a matter related to AutoBond to the mutual satisfaction of the parties involved. In connection with the resolution of this matter, the Company received $7,500, and recorded a gain of $7,095 net of expenses.

         In 1999, the Company sold its manufactured housing lending operations, which was operated through its affiliate, Dynex Financial, Inc. ("DFI"), to a subsidiary of Bingham Financial Services Corporation (NYSE: BFSC) ("BFSC") for $18,602. Under the terms of the sale, BFSC purchased all of the outstanding stock of DFI, certain computer software rights, and manufacturing housing loans which had been held in warehouse at the time of the sale. As a result of the sale, the Company recorded a net gain of $1,540. In 2001, the Company settled arbitration with BFSC related to amounts due under the associated purchase agreement. The Company recorded a charge of $627 from the settlement, and incurred additional charges of $128 related to payments made related to representations and warranties made at the time of sale. In 1999, the Company sold its model home purchase/leaseback operations and related assets, which were operated through its affiliate, Dynex Residential, Inc., to Residential Funding Corporation, an indirect subsidiary of General Motors Corporation for $194,989. As a result of the sale, the Company recorded a net gain of $6,136. The provisions of the sale included indemnification escrows and reserves withheld from the sale proceeds amounting to $3,000. As of December 31, 2001, all escrows and reserves had been released to the Company.

NOTE 13 - EMPLOYEE BENEFITS

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

         The Company expensed $276 for SARs and DERs related to the Employee Incentive Plan during 2000, and there was no expense during 2001 and 1999.

         The Company issued 30,000 SARs to an executive during 2001 at an exercise price of $2.00 and which vest 100% at the earlier of (i) June 30, 2002 or (ii) the termination of the executive by the Company without cause.

Stock Incentive Plan for Outside Directors

         In 1995, the Company adopted a Stock Incentive Plan for its Board of Directors (the "Board Incentive Plan") with terms similar to the Employee Incentive Plan. The maximum number of shares of common stock encompassed by the SARs granted under the Board Incentive Plan is 200,000.

         The Company expensed $14 for SARs and DERs related to the Board Incentive Plan during 2000 and there was no expense during 2001 and 1999.

         In connection with the possible acquisition of the Company by California Investment Fund, LLC ("CIF") discussed in Note 15, the Company in 2000 redeemed for cash all SARs and related DERs outstanding at such time, valuing the SARs and related DERs pursuant to a commonly used option-valuation model and the consideration for the common stock to be paid by CIF.

         The following table presents a summary of the SARs activity for both the Employee Incentive Plan and the Board Incentive Plan.

  ---------------------------------- --------------------------------------------------------------------------------------
                                                                    Years ended December 31,
  -------------------------------------------------------------------------------------------------------------------------
                                                2001                           2000                           1999
  ---------------------------------- ------------- ---------- ----- ------------ ----------- ---- ------------- -----------

                                                     Weighted-                     Weighted-                     Weighted-
                                                     Average                       Average                       Average
                                        Number of    Exercise        Number of     Exercise       Number of      Exercise
                                         Shares      Price             Shares      Price           Shares        Price
  ---------------------------------- ------------- ---------- ----- ------------ ----------- ---- ------------- -----------
SARs outstanding at beginning of year         -       $ -             278,712      $42.41          219,695        $44.72
SARs granted                             30,000        2.00            94,500        8.81          111,858         14.00
SARs forfeited or redeemed                    -         -            (288,151)      27.17          (33,316)        34.15
SARs exercised                                -         -             (85,061)      26.89          (19,525)        10.86
---------------------------------- ------------- ---------- ----- ------------ ----------- ---- ------------- -----------
SARs outstanding at end of year          30,000        2.00                 -           -          278,712         33.33
---------------------------------- ------------- ---------- ----- ------------ ----------- ---- ------------- -----------
SARs vested and exercisable                   -       $ -                   -      $    -          103,458        $42.41
---------------------------------- ------------- ---------- ----- ------------ ----------- ---- ------------- -----------

Employee Savings Plan

         The Company provides an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Employee Savings Plan allows eligible employees to defer up to 12% of their income on a pretax basis. The Company matches the employees' contribution, up to 6% of the employees' eligible compensation. The Company may also make discretionary contributions based on the profitability of the Company. The total expense related to the Company's matching and discretionary contributions in 2001, 2000, and 1999 was $91, $130, and $541, respectively. The Company does not provide post employment or post retirement benefits to its employees.

401(k) Overflow Plan

         During 1997, the Company adopted a non-qualifying overflow plan which covers employees who have contributed to the Employee Savings Plan the maximum amount allowed under the Internal Revenue Code. The excess contributions are made to the overflow plan on an after-tax basis. However, the Company partially reimburses employees for the effect of the contributions being made on an after-tax basis. The Company matches the employee's contribution up to 6% of the employee's eligible compensation. The total expense related to the Company's reimbursements in 2001, 2000, and 1999 was $21, $8, and $60, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

         As of December 31, 2001, the Company is obligated under non-cancelable operating leases with expiration dates through 2005. Rent and lease expense under those leases was $444, $442, and $278, respectively in 2001, 2000, and 1999. The future minimum lease payments under these non-cancelable leases are as follows: 2002--$420; 2003--$383; 2004--$317 and 2005--$102.

NOTE 15 - LITIGATION

         GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), are defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court") wherein the plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County. This lawsuit is related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999 for approximately $58,258. In July 2001, the Commonwealth Court ruling addressed, among other things, (i) the right of the Company to charge to the delinquent taxpayer a rate of interest of 12% versus 10% on the collection of its delinquent property tax receivables, (ii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iii) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court remanded for further consideration to the Court of Common Pleas items (i) and (iii), and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables, reversing the Court of Common Pleas decision. The Pennsylvania Supreme Court has accepted the Application for Extraordinary Jurisdiction filed by Allegheny County and GLS. No damages have been claimed in the action; however, the decision may impact the ultimate recoverability of the delinquent property tax receivables. To date, GLS has incurred attorneys fees of approximately $2,000 related to foreclosures on such delinquent property tax receivables, approximately $1,000 of which have been reimbursed to GLS by the taxpayer or through liquidation of the underlying real property.

         In November 2000, the Company entered into an Agreement and Plan of Merger with CIF, for the purchase of all of the equity securities of the Company for $90,000 (the "Merger Agreement"). In connection with entering into the Merger Agreement, CIF placed into escrow 572,178 shares of Company common stock and $1,000 (the "Escrow Amount"). In January 2001, when CIF failed to meet certain requirements as set forth in the Merger Agreement, the Company terminated the Merger Agreement and requested the release to the Company of the Escrow Amount. Subsequent to the termination, the Company filed for Declaratory Judgment in United States District Court for the Eastern District of Virginia, Alexandria Division. In October 2001, the jury returned a verdict that resulted in (i) the Escrow Amount plus interest being awarded to the Company, and (ii) the Company having to pay CIF a termination fee of $2,000. The Company and CIF agreed to settle this matter in accordance with the jury verdict. The Company recorded a net charge of $960 in the accompanying financial statements and retired the 572,178 common shares received.

         In February 1999, AutoBond commenced an action in the District Court of Travis County, Texas (250th Judicial District) against the Company alleging that the Company breached the terms of a Credit Agreement, dated June 9, 1998. The terms of the Credit Agreement provided for the purchase by the Company of funding notes and collateralized by automobile installment contracts acquired by AutoBond. The Company suspended purchasing the funding notes in February 1999 on grounds that AutoBond had violated certain provisions of the Credit Agreement. In June 2000, the Company settled the matter with AutoBond for a cash payment of $20,000. In return for the payment, the Company received a complete release of all claims against it by AutoBond, and ownership of the AutoBond Entities that own the underlying automobile installment contracts. In February 2001, the Company resolved a matter related to AutoBond to the mutual satisfaction of the parties involved. In connection with the resolution of this matter, the Company received $7,500.

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

NOTE 16 - SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

---------------------------------------------------------- ----------------------------------------------------
                                                                        Years ended December 31,
---------------------------------------------------------- ----------------------------------------------------
                                                                 2001               2000               1999
---------------------------------------------------------- --------------    ---------------    -------------

  Cash paid for interest                                     $   177,674       $    249,699       $    264,130
  Supplemental disclosure of non-cash activities:
    Collateral for collateralized bonds owned
    subsequently securitized                                           -                  -          1,607,891
    Securities owned subsequently securitized                          -             71,209              4,986
 ---------------------------------------------------------- -------------- -- --------------- -- ---------------

NOTE 17 - RELATED PARTY TRANSACTIONS

         Prior to the liquidation of DHI in 2000, the Company had a credit arrangement with DHI whereby DHI and any of DHI's subsidiaries could borrow funds from Company to finance its operations. Under this arrangement, the Company could also borrow funds from DHI. The terms of the agreement allowed DHI and its subsidiaries to borrow up to $50,000 from the Company at a rate of Prime plus 1.0%. The Company could borrow up to $50,000 from DHI at a rate of one-month LIBOR plus 1.0%. As of December 31, 2000, as a result of the liquidation, amounts due to DHI under the borrowing arrangement were forgiven. Net interest expense under this agreement was $1,403 and $706 for the years ended December 31, 2000 and 1999, respectively.

         The Company had a funding agreement with Dynex Commercial, Inc. ("DCI"), formerly an operating subsidiary of DHI, whereby the Company paid DCI a fee for commercial mortgage loans transferred to the Company from DCI. The Company paid DCI none, $288, and $2,147, respectively under this agreement for the years ended December 31, 2001, 2000, and 1999. Effective December 31, 2000, DCI is no longer an operating subsidiary of the Company or DHI and is now owned by certain officers of the Company. The Company and DCI have been jointly named in litigation regarding the activities of DCI while it was an operating subsidiary of DHI. The Company and DCI entered into a Litigation Cost Sharing Agreement whereby the parties set forth how the costs of defending against litigation would be shared, and whereby the Company agreed to fund all costs of such litigation, including DCI's portion. DCI has no assets but has asserted counterclaims in the litigation. DCI's portion of costs associated with the litigation and funded by the Company is $1,542 and is secured by the proceeds of any counterclaims that DCI may receive in the litigation. DCI costs funded by the Company are considered loans, and bear simple interest at the rate of Prime plus 8.0% per annum. At December 31, 2001, the amount due the Company under the Litigation Cost Sharing Agreement was $1,583, which has been fully reserved by the Company.

         Prior to the sale of its manufactured housing lending operations in December 1999, the Company had a loan funding agreement with Dynex Financial, Inc. ("DFI"), an operating subsidiary of DHI, whereby the Company paid DFI on a fee plus cost basis for the origination of manufactured housing loans on behalf of the Company. During 1999, the Company paid DFI $12,369 under such agreement. This agreement was terminated as a result of the sale of the manufactured housing operations during 1999.

         Prior to its sale, the Company had note agreements with Dynex Residential, Inc. ("DRI"), formerly an operating subsidiary of DHI, whereby DRI and its subsidiaries could borrow up to $287,000 from the Company on a secured basis to finance the acquisition of model homes from single-family home builders. The interest rate on the note was adjustable and was based on 30-day LIBOR plus 2.875%. In November 1999, DRI was sold to Residential Funding Corporation and SMFC Funding Corporation ("SMFC") at the time an affiliate of DRI and a subsidiary of DHI, assumed notes from DRI with an unpaid principal balance of $4,577. The remainder of the DRI notes was paid at the time of the sale. SMFC paid off the notes in 2000. Interest income recorded by the Company for the years ended December 31, 2000, and 1999 was $164, and $12,793.

         The Company had entered into sub-servicing agreements with DCI, Dynex Commercial Services, Inc. ("DCSI"), DFI and GLS Capital Services, Inc. ("GLS") to service commercial, single family, and consumer loans and property tax receivables. All of these entities were formerly subsidiaries of DHI. For servicing the commercial loans, DCI or DSCI, as applicable, received an annual servicing fee of 0.02% of the aggregate unpaid principal balance of the loans. DSCI sold the majority of its commercial mortgage loan-servicing portfolio to a third party in 2000. For servicing the single family mortgage, consumer and manufactured housing loans, DFI received annual fees ranging from sixty dollars ($60) to one hundred forty-four dollars ($144) per loan and certain incentive fees. The servicing agreement with DFI was amended and restated due to the sale of DFI in December 1999. For servicing the property tax receivables, GLS receives an annual servicing fee of 0.72% of the aggregate unpaid principal balance of the property tax receivables. Servicing fees paid by the Company under such agreements were $258 and $2,873 in 2000, and 1999, respectively. GLS is included in the consolidated financial statements of Company for 2001.

         During 1999, the Company made a loan to Thomas H. Potts, president of the Company, as evidenced by a promissory note in the aggregate principal amount of $935 (the "Potts Note"). Interest accrued on the outstanding balance through 1999 at a simple interest rate of Prime plus one-half percent per annum, and for 2000 and 2001, at the short-term monthly "applicable federal rate" (commonly known as the AFR rate) based on tables published by the Internal Revenue Service. Mr. Potts directly owns 415,799 shares of common stock of the Company, all of which have been pledged as collateral to secure the Potts Note, including stock held in the Company's 401(k) plan which amounts to 17,994 shares. As of December 31, 2001, interest on the Potts Note was current and the outstanding balance of the Potts Note was $369.

NOTE 18 - Non-Consolidated Affiliates

         During 1999 and 2000 the Company owned a 99% preferred stock interest in DHI. Effective December 31, 2000, DHI was liquidated pursuant to Internal Revenue Code Sections 331 and 336 in a taxable liquidation. The results of operations and financial position of DHI prior to its liquidation are summarized below:

-------------------------------------------------------------------- -----------------------------------------------------
Consolidated Statement of Operations                                                     December 31,
-------------------------------------------------------------------- -----------------------------------------------------
-------------------------------------------------------------------- --------------------------- -------------------------
                                                                                  2000                       1999
-------------------------------------------------------------------- --------------------------- -------------------------
Total revenues                                                                 $4,157                     $40,710
Total expenses                                                                  4,838                      42,653
Net income (loss)                                                                (681)                     (1,943)
-------------------------------------------------------------------- -----------------------------------------------------

Consolidated Balance Sheet                                                               December 31,
-------------------------------------------------------------------- -----------------------------------------------------
-------------------------------------------------------------------- --------------------------- -------------------------
                                                                                  2000                       1999
-------------------------------------------------------------------- --------------------------- -------------------------
Total assets                                                                        -                     $36,822
Total liabilities                                                                   -                       9,075
Total equity                                                                        -                      27,747
-------------------------------------------------------------------- --------------------------- -------------------------

         As a result of the  liquidation  of DHI into the  Company  in  December
2000, at December 31, 2001 the Company owned a 1% limited partnership interest in a partnership which owns a low income housing tax credit multifamily housing property located in Texas. During 2001, the Company sold a ninety-eight percent limited partnership interest in partnership to a director for a purchase price of $198, which was equal to its estimated fair value. By reason of the director's investment in the partnership, the Company has guaranteed to the director the use of the low-income housing tax credits associated with the property, proportionate to his investment, that are reported annually to the Internal Revenue Service. During 2001, the Company loaned the partnership $232, and the Company through its subsidiary, Commercial Capital Access One, Inc., has made a first mortgage loan to the partnership secured by the Property, with a current unpaid principal balance of $1,961. As the Company does not have control or exercise significant influence over the operations of this partnership, its investment and advances of $240 at December 31, 2001 is accounted for using the cost method.

         The Company has a 99% limited partnership interest in a partnership that owns a commercial office building located in St. Paul, Minnesota. The building is leased pursuant to a triple-net master lease to a single-tenant, and the second mortgage lender has a bargain purchase option to purchase the building in 2007. Rental income derived from the master lease for the term of the lease exactly covers the operating cash requirements on the building, including the payment of debt service. The Company, through its consolidated subsidiary Commercial Capital Access One, Inc., has made a first mortgage loan secured by the commercial office building with an unpaid principal balance as of December 31, 2001 of $25,105. As the Company does not have control or exercise significant influence over the operations of this partnership, its investment of $11 at December 31, 2001 in such partnership is accounted for using the cost method.

                                  EXHIBIT INDEX


Exhibit                                                             Sequentially
                                                                   Numbered Page

21.1  List of consolidated entities                                       I

23.1  Consent of Deloitte & Touche LLP                                   II

                                                                    Exhibit 21.1


                               Dynex Capital, Inc.
                          List of Consolidated Entities
                             As of December 31, 2001




AutoBond Funding Corporation 1997-A
Dynex Commercial Services, Inc.
Dynex Healthcare Capital, Inc.
Dynex Home Loan, Inc.
Dynex Securities, Inc.
Financial Asset Securitization, Inc.
GLS Capital Services, Inc.
         GLS Development, Inc.
SMFC Funding Corporation
MSC I L.P.


Issuer Holding Corp.
    Commercial Capital Access One, Inc.
    Resource Finance Co. One
         Resource Finance Co. Two
         ND Holding Co.
    Merit Securities Corporation
    GLS Capital, Inc.
         GLS Properties, LLC
         Allegheny Commercial Properties I, LLC
         Allegheny Income Properties I, LLC
         Allegheny Special Properties, LLC
    GLS Capital Services - Marlborough, Inc.
    GLS Capital - Cuyahoga, Inc.
         GLS-Cuyahoga Lien Pool One, Inc.

    SHF Corp.





NOTE: All companies were incorporated in Virginia except for AutoBond Funding Corporation 1997-A (Nevada) and GLS Properties, LLC, Allegheny Commercial Properties I, LLC, Allegheny Income Properties I, LLC, and Allegheny Special Properties, LLC (Pennsylvania).

                                                                    Exhibit 23.1


                          INDEPENDENT AUDITORS' CONSENT





     We consent to the incorporation by reference in the Registration Statements Nos. 333-22859, 333-10783, 333-10587 and 333-35769 of Dynex Capital, Inc. on
Form S-3 and Registration Statement No. 333-32663 of Dynex Capital, Inc. on Form S-8 of our report dated March 5, 2002, appearing in this Annual Report on Form 10-K of Dynex Capital, Inc. for the year ended December 31, 2001.


DELOITTE & TOUCHE LLP

Richmond, Virginia
March 27, 2002