Form 10-Q
period 2002-03-31
DYNEX CAPITAL INC
filed 2002-05-15
CIK 826675

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                      For the quarter ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
 |X| Yes     |_|No


On April 30, 2002, the registrant had 10,873,853 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.

================================================================================

                               DYNEX CAPITAL, INC.
                                    FORM 10-Q


                                      INDEX

                                                                           Page

PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets
                at March 31, 2002 (unaudited) and
                December 31, 2001............................................1

                Condensed Consolidated Statements of
                Operations for the three months ended
                March 31, 2002 and 2001 (unaudited)..........................2

                Condensed Consolidated Statements of
                Cash Flows for the three months ended
                March 31, 2002 and 2001 (unaudited)..........................3

                Notes to Unaudited Condensed Consolidated
                Financial Statements.........................................4

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations...............10

        Item 3. Quantitative and Qualitative Disclosures
                about Market Risk...........................................23


PART II OTHER INFORMATION

        Item 1. Legal Proceedings ..........................................24

        Item 2. Changes in Securities and Use of Proceeds...................24

        Item 3. Defaults Upon Senior Securities.............................25

        Item 4. Submission of Matters to a Vote of Security Holders.........25

        Item 5. Other Information...........................................25

        Item 6. Exhibits and Reports on Form 8-K............................25


SIGNATURES..................................................................26

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
DYNEX CAPITAL, INC.
Condensed CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

                                                                               (Unaudited)
                                                                                March 31,            December 31,
  ASSETS                                                                          2002                   2001
                                                                            -------------------    ------------------
  Investments:
    Collateral for collateralized bonds                                       $     2,248,716        $    2,404,157
    Other investments                                                                  61,780                63,553
    Securities                                                                          6,190                 5,508
    Loans                                                                               7,428                 7,315
                                                                            -------------------    ------------------
                                                                                    2,324,114             2,480,533

  Cash                                                                                  4,466                 7,129
  Cash -- restricted                                                                   12,550                 4,334
  Other assets                                                                          8,117                 8,816
                                                                            -------------------    ------------------
                                                                              $     2,349,247        $    2,500,812
                                                                            ===================    ==================

  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES
  Non-recourse debt - collateralized bonds                                    $     2,118,044        $    2,264,213
  Recourse debt                                                                        46,975                58,134
                                                                            -------------------    ------------------
                                                                                    2,165,019             2,322,347

  Accrued interest payable                                                                771                 2,099
  Accrued expenses and other liabilities                                                1,477                 3,303
                                                                            -------------------    ------------------
                                                                                    2,167,267             2,327,749
                                                                            -------------------    ------------------

  SHAREHOLDERS' EQUITY
  Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
        9.75% Cumulative Convertible Series A,
          992,038 and 992,038 issued and outstanding, respectively
       ($29,903 and $29,322 aggregate liquidation preference, respectively)            22,658                22,658

        9.55% Cumulative Convertible Series B,
          1,378,807 and 1,378,807 issued and outstanding, respectively
       ($42,084 and $41,443 aggregate liquidation preference, respectively)            32,275                32,275
        9.73% Cumulative Convertible Series C,
          1,383,532 and 1,383,532 issued and outstanding, respectively
       ($51,865 and $51,101 aggregate liquidation preference, respectively)            39,655                39,665
  Common stock, par value $.01 per share,
    100,000,000 shares authorized,
    10,873,853 issued and outstanding                                                     109                   109
  Additional paid-in capital                                                          364,740               364,740
  Accumulated other comprehensive loss                                                (75,437)              (83,872)
  Accumulated deficit                                                                (202,020)             (202,502)
                                                                            -------------------    ------------------
                                                                                      181,980               173,063
                                                                            -------------------    ------------------
                                                                              $     2,349,247        $    2,500,812
                                                                            ===================    ==================


See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
Condensed CONSOLIDATED STATEMENTS
  OF OPERATIONS, UNAUDITED
(amounts in thousands except share data)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                          --------------------------------------------------
                                                                                   2002                         2001
                                                                          ----------------------       ---------------------

Interest income:
   Collateral for collateralized bonds                                       $       42,714                 $      61,113
   Securities                                                                           122                           309
   Other investments                                                                     10                         1,927
   Loans                                                                                 94                           153
                                                                          ----------------------       ---------------------
                                                                                     42,940                        63,502
                                                                          ----------------------       ---------------------

Interest and related expense:
   Non-recourse debt                                                                 31,966                        50,125
   Recourse debt                                                                      1,031                         2,588
   Other                                                                                444                           363
                                                                          ----------------------       ---------------------
                                                                                     33,441                        53,076
                                                                          ----------------------       ---------------------

Net interest margin before provision for losses                                       9,499                        10,426
Provision for losses                                                                 (7,604)                       (6,589)
                                                                          ----------------------       ---------------------
Net interest margin                                                                   1,895                         3,837

Net  (loss) gain on sales, write-downs, impairment charges, and litigation              (94)                        7,087
Other income                                                                            196                           295
                                                                          ----------------------       ---------------------
                                                                                      1,997                        11,219

General and administrative expenses                                                  (1,893)                       (1,843)
                                                                          ----------------------       ---------------------
Income before extraordinary item                                                        104                         9,376

Extraordinary item  - gain on extinguishment of debt                                    377                         2,271
                                                                          ----------------------       ---------------------
Net income                                                                              481                        11,647
Preferred stock charges                                                              (2,396)                       (3,228)
                                                                          ----------------------       ---------------------
Net (loss) income available to common shareholders                             $     (1,915)                 $      8,419
                                                                          ======================       =====================

Net (loss) income per common share before extraordinary item:
   Basic and Diluted                                                        $        (0.21)                  $        0.54
                                                                          ======================       =====================

Net (loss) income per common share after extraordinary item:
   Basic and Diluted                                                        $        (0.18)                  $        0.74
                                                                          ======================       =====================

Weighted average number of common shares outstanding
   Basic and diluted                                                             10,873,853                    11,446,206
                                                                          ======================       =====================

See notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
  OF CASH FLOWS, UNAUDITED
(amounts in thousands)


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                              -----------------------------------------
                                                                                    2002                    2001
                                                                              -------------------    ------------------
 Operating activities:
   Net income                                                                    $          481         $       11,647
   Adjustments  to  reconcile  net  income  to net cash  provided  (used)  by operating activities:
       Provision for losses                                                               7,604                  6,589
       Net (gain) on sales, write-downs, impairment charges and litigation                  (94)                (7,087)
       Extraordinary item  - net gain on extinguishment of debt                            (377)                (2,271)
       Payment (made) received from litigation settlement, net of legal fees               (863)                 7,111
       Amortization and depreciation                                                      4,181                  3,942
       Net change in restricted cash                                                     (8,216)                20,301
       Net change in accrued interest, other assets and other liabilities                (2,497)               (14,808)
                                                                              -------------------    ------------------
          Net cash provided (used) by operating activities                                  219                 25,424
                                                                              -------------------    ------------------

 Investing activities:
   Collateral for collateralized bonds:
     Principal payments on collateral                                                   151,283                142,581
     Decrease in accrued interest receivable                                                  2                    257
     Net (increase) decrease in funds held by trustee                                      (152)                   104
   Net decrease in loans held for sale or securitization                                  1,467                 15,707
   Purchase of other investments                                                            (38)                     -
   Payments received on other investments                                                 2,602                    554
   Proceeds from sales of other investments                                                   -                    233
   Payments received on securities                                                          393                    276
   Proceeds from sale of loan production operations                                           -                  9,500
   Capital expenditures                                                                      (2)                   (88)
                                                                              -------------------    ------------------
        Net cash provided by investing activities                                       155,555                169,124
                                                                              -------------------    ------------------

 Financing activities:
   Collateralized bonds:
     Principal payments on bonds                                                       (147,090)              (143,653)
     Change in accrued interest payable                                                    (519)                   437
   Repayment of senior notes                                                            (10,828)               (34,519)
                                                                              -------------------    ------------------
        Net cash used for financing activities                                         (158,437)              (177,735)
                                                                              -------------------    ------------------

 Net (decrease) increase in cash                                                         (2,663)                16,813
 Cash at beginning of period                                                              7,129                  3,485
                                                                              -------------------    ------------------
 Cash at end of period                                                          $         4,466        $        20,298
                                                                              ===================    ==================

 Cash paid for interest                                                         $        34,968        $        57,237
                                                                              ===================    ==================

See notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

March 31, 2002
(amounts in thousands except share data)


NOTE 1--BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified REIT subsidiaries and taxable REIT subsidiary ("Dynex" or the "Company"). All significant inter-company balances and transactions Dynex have been eliminated in consolidation Dynex.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The Condensed Consolidated Balance Sheet at March 31, 2002, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001, the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 and related notes to consolidated financial statements are unaudited. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2001.

Certain reclassifications have been made to the financial statements for 2001 to conform to presentation for 2002.

Cash - Restricted. At March 31, 2002 and December 31, 2001, respectively, $12,550 and $4,334 of cash was held in trust to cover losses on securities not otherwise covered by insurance or was held in trust as collateral for the payment of principal on the Senior Notes. As a result of an amendment to the indenture governing the Company's senior notes due July 2002 (the "Senior Notes") entered into in March 2001 and a settlement agreement entered into in October 2001 with ACA Financial Guaranty Corporation (ACA), the Company's ability to make distributions on its capital stock and to reinvest cash flow from its investment portfolio and other assets are materially restricted (the amendment to the indenture and the settlement agreement, collectively the "Senior Note Agreements"). Until the Senior Notes are defeased or fully repaid, the Senior Note Agreements effectively restrict the Company from making any new distributions on its capital stock, or from making any new investments, except to call securities previously issued by the Company. In addition, as a result of the Senior Note Agreements, the Company has pledged substantially all its assets (including the stock of its material subsidiaries) to the indenture trustee and deposits cash in excess of a working capital balance of $3,000 into a restricted account.


NOTE 2 - USE OF ESTIMATES

Fair Value. The Company uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Collateral for collateralized bonds make up a significant portion of the Company's investments. The estimate of fair value for collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions established by management. The discount rate used in the determination of fair value of the collateral for collateralized bonds was 16% at March 31, 2002 and December 31, 2001. Prepayment rate assumptions at March 31, 2002, and December 31, 2001, were generally at a "constant prepayment rate," or CPR ranging from 35%-60% for both 2002 and 2001, respectively, for collateral for collateralized bonds consisting of single-family mortgage loans, and a CPR equivalent ranging from 9%-10% for both 2002 and 2001 and 9%-10% for 2001, respectively for collateral for collateralized bonds consisting of manufactured housing loan collateral. Commercial mortgage loan collateral was generally assumed to repay in accordance with their contractual terms. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary for each series of collateral for collateralized bonds, depending on the collateral pledged. The cash flows for the collateral for collateralized bonds were projected to the estimated date that the security could be called and retired by the Company if there is economic value to the Company in calling and retiring the security. Such call date is typically triggered on the earlier of a specified date or when the remaining collateral balance equals 35% of the original balance (the "Call Date"). The Company estimates anticipated market prices of the underlying collateral at the Call Date.

As discussed in Note 4, the Company estimated the fair value of certain other investments as the present value of expected future cash flows, less costs to service such investments, discounted at a rate of 12%.

Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of Dynex's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements.


NOTE 3--NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic net income per common share and diluted net income per common share basis. Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights to the extent that there are rights outstanding, using the treasury stock method, but only if these items are dilutive. As a result of the two-for-one split in May 1997 and the one-for-four reverse split in July 2000 of Dynex's common stock, the preferred stock is convertible into one share of common stock for two shares of preferred stock.

The following table reconciles the numerator and denominator for both the basic and diluted net income per common share for the three months ended March 31, 2002 and 2001.


------------------------------------------------------------ ---------------------------------------------------------------------
                                                                                  Three Months Ended March 31,

                                                             ---------------------------------------------------------------------
                                                                           2002                                 2001
------------------------------------------------------------ -------------------------------- -- ---------------------------------
                                                                                Weighted-Average                    Weighted-Average
                                                                                  Number of                            Number of
                                                                                    Shares        Income (loss)         Shares
                                  Income (loss)
                                                             --------------     -------------    --------------     --------------

Income before extraordinary item                               $     104                           $  9,376
Extraordinary item - net gain on
  extinguishment of debt                                             377                              2,271
                                                             --------------                      --------------
Income                                                               481                             11,647
Preferred stock charges                                           (2,396)                            (3,228)
Net (loss) income available to                                                                                           11,446,206
  common shareholders                                        $    (1,915)          10,873,853      $   8419
Effect of dividends and additional shares
  of Series A, Series B, and Series C
  preferred stock                                                      -                    -             -                       -
Diluted                                                      $    (1,915)          10,873,853      $   8419              11,446,206
                                                             ==============     =============    ==============      ==============

Earnings per share before extraordinary item:
     Basic EPS                                                                    $     (0.21)                         $       0.54
                                                                                ==============                       ==============
     Diluted EPS                                                                  $     (0.21)                         $       0.54
                                                                                ==============                       ==============

Earnings per share after extraordinary item:
     Basic EPS                                                                    $    (0.18)                         $      0.74
                                                                                =============                       ==============
     Diluted EPS                                                                  $    (0.18)                         $      0.74
                                                                                =============                       ==============

Reconciliation  of  anti-dilutive  shares:
  Dividends and  additional  shares of
   preferred stock:
       Series A                                              $       580              496,019    $          766            654,531
       Series B                                                      806              689,404             1,119            956,217
       Series C                                                    1,010              691,766             1,343            920,000
                                                             --------------     -------------    --------------     --------------
                                                             $     2,396            1,877,189      $      3,228          2,530,748
                                                             ==============     =============    ==============     ==============

------------------------------------------------------------ -------------- --- ------------- -- -------------- --- --------------


NOTE 4 -- COLLATERAL FOR COLLATERALIZED BONDS AND SECURITIES

The following table summarizes Dynex's amortized cost basis and fair value of investments classified as available-for-sale, as of March 31, 2002 and December 31, 2001, and the related average effective interest rates:

----------------------------------------------------- ---------------------------------- ---------------------------------
                                                                March 31, 2002                   December 31, 2001
----------------------------------------------------- ---------------------------------- ---------------------------------
                                                        Fair Value         Effective        Fair Value        Effective
                                                                         Interest Rate                      Interest Rate
----------------------------------------------------- ---------------- ----------------- ---------------- ----------------
Collateral for collateralized bonds:
   Amortized cost                                     $   2,335,958            7.2%      $   2,496,992           7.6%
  Allowance for losses                                      (28,430)                           (27,161)
--------------------------------------------------------------------------------------------------------------------------
     Amortized cost, net                                  2,307,528                          2,469,831
  Gross unrealized gains                                     35,059                             35,188
  Gross unrealized losses                                   (93,871)                          (100,862)
--------------------------------------------------------------------------------------------------------------------------
                                                       $  2,248,716                       $  2,404,157
----------------------------------------------------- ---------------- ----------------- ---------------- ----------------

Securities:
  Adjustable-rate mortgage securities                           600           21.0%                600          11.9%
  Fixed-rate mortgage securities                                575           27.9%                351          11.8%
  Derivative and residual securities                          4,688            5.4%              4,358           8.0%
--------------------------------------------------------------------------------------------------------------------------
                                                              5,863                              5,309
  Allowance for losses                                          (55)                               (55)
--------------------------------------------------------------------------------------------------------------------------
  Amortized cost, net                                         5,808                              5,254
  Gross unrealized gains                                      2,273                              2,134
  Gross unrealized losses                                    (1,891)                            (1,880)
--------------------------------------------------------------------------------------------------------------------------
                                                      $       6,190                       $      5,508
--------------------------------------------------------------------------------------------------------------------------

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


NOTE 5 -- OTHER INVESTMENTS

Other investments at March 31, 2002 and December 31, 2001 consist primarily of delinquent property tax receivables and related real estate owned. Delinquent property tax receivables have been classified as non-accrual, and all cash collections on such receivables is used to amortize the principal balance of the Company's investment. During the three months ended March 31, 2002, the Company collected $4.0 million. The Company also amortized $1.4 million of discount on the carrying value of the delinquent property tax receivables as a reduction to accumulated other comprehensive loss.


NOTE 6 -- RECOURSE DEBT

The following table summarizes Dynex's recourse debt outstanding at March 31, 2002 and December 31, 2001:

---------------------------------------------------- ---------------------------- --- -------------------------
                                                           March 31, 2002                 December 31, 2001
---------------------------------------------------- ---------------------------- --- -------------------------

  7.875% Senior Notes                                    $        46,830                $          57,969
  Capital lease obligations                                          178                              244
  Capital costs                                                      (33)                             (79)
---------------------------------------------------- ---------------------------- --- -------------------------
                                                          $       46,975                $          58,134
---------------------------------------------------- ---------------------------- --- -------------------------

As of March 31, 2002 and December 31, 2001, Dynex had $46,830 and $57,969, respectively, outstanding of its Senior Notes. On March 30, 2001, the Company entered into an amendment to the related indenture governing the Senior Notes whereby the Company pledged to the Trustee of the Senior Notes substantially all of the Company's unencumbered assets in its investment portfolio and the stock of its subsidiaries. In consideration of this pledge, the indenture was further amended to provide for the release of the Company from certain covenant restrictions in the indenture, and specifically provided for the Company's ability to make distributions on its capital stock in an amount not to exceed the sum of (i) $26,000, (ii) the cash proceeds of any "permitted subordinated indebtedness", (iii) the cash proceeds of the issuance of any "qualified capital stock", and (iv) any distributions required in order for the Company to maintain its REIT status. In addition, the Company entered into a Purchase Agreement with holders of 50.1% of the Senior Notes which require the Company to purchase, and such holders to sell, their respective Senior Notes at various discounts prior to maturity based on a computation of the Company's available cash. During the quarter ending March 31, 2002, the Company completed the purchase of all amounts required pursuant to the Purchase Agreement and fulfilled all its obligations thereunder. In addition, the Company has purchased Senior Notes in the open market from time-to-time. Subsequent to March 31, 2002, in April 2002, the Company purchased an additional $550 of Senior Notes, and as of April 30, 2001, the remaining principal amount of the Senior Notes outstanding is $46,280.


NOTE 7-- ADOPTION OF FINANCIAL ACCOUNTING STANDARDS

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The adoption of FAS No. 144 has not had a significant impact on the financial position, results of operations or cash flows of the Company.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30)". Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items, as Dynex has done. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB 30 must be reclassified.


NOTE 8--PREFERRED STOCK

As of March 31, 2002 and December 31, 2001, the total liquidation preference on the Preferred Stock was $123,852 and $121,867, respectively, and the total amount of dividends in arrears on Preferred Stock were $25,167 and $22,771, respectively. Individually, the amount of dividends in arrears on the Series A, the Series B and the Series C were $6,094 ($6.14 per Series A share), $8,469 ($6.14 per Series B share) and $10,604 ($7.66 per Series C share) at March 31, 2002 and $5,513 ($5.56 per Series A share), $7,663 ($5.56 per Series B share) and $9,595 ($6.94 per Series C share) at December 31, 2001.


NOTE 9 -- COMPREHENSIVE INCOME

Comprehensive income is net income plus other comprehensive income (loss), which for the periods presented, consists of the change in unrealized gain (loss) on investments classified as available-for-sale. The following table provides information regarding comprehensive income:

--------------------------------------------------------------------------------
                                                     Quarter Ended March 31
                                                 -------------------------------
                                                       2002         2001
                                                 ------------- -----------------
Net Income                                         $     481     $ 11,647

  Unrealized gain on debt securities:
    Change in unrealized gain during period            8,435        5,093
                                                  ------------ -----------------
      Other comprehensive income                       8,435        5,093
                                                  ------------ -----------------
Comprehensive income                                $  8,916     $ 16,740
                                                  ============ =================
--------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS AND CONTINGENCIES

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court") wherein the plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999 for approximately $58,258. On July 5, 2001, the Commonwealth Court ruling addressed, among other things, (i) the right of the Company to charge to the delinquent taxpayer a rate of interest of 12% versus 10% on the collection of its delinquent property tax receivables, (ii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iii) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court remanded for further consideration to the Court of Common Pleas items (i) and (iii), and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables, reversing the Court of Common Pleas decision. The Pennsylvania Supreme Court has accepted the Application for Extraordinary Jurisdiction filed by Allegheny County and GLS. No damages have been claimed in the action; however, the decision may impact the ultimate amount recoverable on the delinquent property tax receivables, including attorney fees incurred in the collection process. To date, GLS has incurred attorneys fees of approximately $2,000 related to foreclosures on such delinquent property tax receivables, approximately $1,000 of which have been reimbursed to GLS by the taxpayer or through liquidation of the underlying real property.

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


NOTE 11 -- RELATED PARTY TRANSACTIONS

The Company has made a loan to Thomas H. Potts, president of the Company, as evidenced by a demand promissory note (the "Potts Note"). Mr. Potts directly owns 399,502 shares of common stock of the Company, all of which have been pledged as collateral to secure the Potts Note. Interest is charged on the Potts Note at the applicable short-term monthly applicable federal rate (commonly known as the AFR Rate) as published by the Internal Revenue Service. As of March 31, 2002 and December 31, 2001, the outstanding balance of the Potts Note was $262 and $369, respectively, and interest was current.


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

The Company owns the right to call adjustable-rate and fixed-rate mortgage pass-through securities previously issued and sold by the Company once the outstanding balance of such securities reached a call trigger, generally either 10% or less of the original amount issued or a specified date. At March 31, 2002, the aggregate callable balance of such securities at the time of the projected call is approximately $228 million, relating to 20 securities. The Company may or may not elect to call one or more of these securities when eligible to call. During the first four months of 2002, the Company initiated the call of twelve securities with a balance of $143 million. All securities acquired pursuant to such calls were included in a securitization completed by the Company in April 2002. The Company may call additional securities in the future.

On April 25, 2002, the Company completed the issuance of $605 million of collateralized bonds. These bonds were collateralized by single-family loans aggregating $602 million, $447 million of which were loans already owned by the Company and $155 million of which represented new loans from the purchase of mortgage backed securities from third parties pursuant to certain call rights owned by the Company. The transaction will be accounted for as a financing; thus the loans and associated bonds will be included in the Company's second quarter 2002 consolidated balance sheet as assets and liabilities of the Company. Cash proceeds from the securitization, net of related costs, was approximately $22 million. The Company will use the proceeds from the securitization toward repayment of the Senior Notes due July 15, 2002. Approximately $11 million of foreclosure loans and real estate owned were not included in the transaction and will be retained by the Company.

Separately, the Company announced that the financial advisor it engaged to assist in evaluating the feasibility of the Company forming or acquiring a depository institution has recommended that the Company pursue the acquisition of an existing thrift institution. The financial advisor recommended initially targeting a thrift institution with assets of $200 million to $300 million located in Virginia or neighboring areas. The advisor recommended that the Company would then acquire similar-sized institutions over the next three to five years in order to reach $1 billion in assets over that time frame. As a result of this recommendation, the Company plans to continue its evaluation of a depository institution business plan. While the Company plans to continue its evaluation, there are no definitive plans at this time for the Company to acquire a thrift.

                               FINANCIAL CONDITION
                  (amounts in thousands except per share data)

-------------------------------- ------------------------- ---------------------
                                         March 31, 2002        December 31, 2001
-------------------------------- ------------------------- ---------------------
Investments:
  Collateral for collateralized
    bonds                                $  2,248,716           $  2,404,157
  Securities                                    6,190                  5,508
  Other investments                            61,780                 63,553
  Loans                                         7,428                  7,315

Non-recourse debt
  -  collateralized bonds                   2,118,044              2,264,213
Recourse debt                                  46,975                 58,134

Shareholders' equity                          181,980                173,063
--------------------------------------------------------------------------------

Collateral for collateralized bonds
Collateral for collateralized bonds consists primarily of securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family housing, fixed-rate loans secured by first liens on multifamily and commercial properties, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. As of March 31, 2002, the Company had 23 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $2.25 billion at March 31, 2002 compared to $2.40 billion at December 31, 2001. This decrease of $0.15 billion is primarily the result of $151.3 million in paydowns on the collateral.

Below is a summary as of March 31, 2002, by each series where the fair value exceeds $0.5 million of the Company's net investment in collateralized bond securities. The Company master services the majority of its collateralized bond securities. Monthly payment reports for those securities master-serviced by the Company may be found on the Company's website at www.dynexcapital.com.

----------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                               Principal balance
                                                   Principal balance of collateralized   Principal    Amortized Cost
  Collateralized Bond                                of collateral   bonds outstanding Balance of Net  Basis of Net
      Series (1)              Collateral Type           pledged       to third parties   Investment     Investment
----------------------------------------------------------------------------------------------------------------------

MERIT Series 11A      Single-family loans;
                      manufactured housing loans        $409,988           $363,042       $ 46,946         $51,000

MERIT Series 12-1     Manufactured housing loans         276,742            247,535         29,207          23,169

MERIT Series 12-2     Single-family loans                331,540            311,178         20,362          33,908

MERIT Series 13       Manufactured housing loans         335,463            293,202         42,261          37,757

MERIT Series 14-1     Single-family loans                136,855            135,936            919           4,033

MERIT Series 14-2     Single-family loans                  2,643                  -          2,643           2,687

MCA One Series 1      Commercial mortgage loans           86,187             81,444          4,743            (478)

CCA One Series 2      Commercial mortgage loans          298,791            276,688         22,103           8,445

CCA One Series 3      Commercial mortgage loans          413,399            368,111         45,288          57,169
----------------------------------------------------------------------------------------------------------------------
                                                       2,291,608          2,077,136        214,472         217,690
On-balance sheet reserves for credit losses                                                (28,430)        (28,430)
----------------------------------------------------------------------------------------------------------------------

                                                      $2,291,608         $2,077,136       $186,042        $189,260
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

The following table summarizes the fair value of the Company's net investment in collateralized bond securities, the various assumptions made in estimating value, the unrealized gain (loss) on the Company's net investment and the cash flow received from such net investment during the first quarter of 2002.

-----------------------------------------------------------------------------------------------------------------------------
                                           Fair Value Assumptions                                ($ in thousands)
                        ------------------------------------------------------------
                                                                                                                 Cash flows
                           Weighted-average                         Projected cash   Fair value of  Unrealized   received in
   Collateralized Bond    prepayment speeds          Losses        flow termination  net investment gain (loss) 2002, net (2)
         Series                                                          date             (1)
-----------------------------------------------------------------------------------------------------------------------------

MERIT Series 11A          40%-60% CPR on SF     3.5% anually on      Anticipated final    $48,105       $(2,902)      $6,864
                            loans; 10% CPR         MH loans          maturity in 2025
                             on MH loans

MERIT Series 12-1               9% CPR       2.8%  annually          Anticipated  final
                                             on  MH Loans            maturity in 2027       3,371       (19,798)         127

MERIT Series 12-2              35% CPR       0.55% annually          Anticipated call      34,966         1,057        8,979
                                                                     date in 2002 (3)

MERIT Series 13                10% CPR       4.0% annually           Anticipated  final     3,712       (34,196)         134
                                                                     maturity in 2026

MERIT Series 14-1              35% CPR       0.2% annually           Anticipated   call
                                                                     date in 2002 (3)       7,397         3,364        1,800

MERIT Series 14-2              50% CPR       10.0% annually          Anticipated call
                                                                     date in 2002 (3)       2,617           (70)         501

MCA One Series 1                 (4)         Losses  of  $2,096      Anticipated  final
                                             in 2004, $1,500 in      maturity in 2018       1,711         2,189           15
                                             2006 and $1,000 in
                                             2008

CCA One Series 2                 (5)         0.60% annually          Anticipated call
                                             beginning in 2003       date in 2012           8,005          (441)         430

                                             0.60% annually          Anticipated call      20,755       (36,464)         614
CCA One Series 3                 (5)         beginning in 2004       date in 2009
-----------------------------------------------------------------------------------------------------------------------------
                                                                                          130,639       (87,261)      19,464
On-balance sheet reserves for credit losses                                                              28,430
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         $130,639      $(58,831)     $19,464
-----------------------------------------------------------------------------------------------------------------------------

(1) Calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows were based on the level of interest rates as of March 31, 2002, and incorporates the resetting of the interest rates on the adjustable rate assets to a level consistent with the respective index level as of March 31, 2002. Increases or decreases in interest rates and index levels from March 31, 2002 would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.
(2) Cash flows received by the Company during the year, equal to the excess of the cash flows received on the collateral pledged, over the cash flow requirements of the collateralized bond security
(3)  These series were called in April 2002
(4) Computed at 0% CPR through June 2008, then 20% CPR thereafter (5) Computed at 0% CPR until the respective call date

The following table compares the fair value of these investments at various discount rates, but otherwise using the same assumptions as set forth for the two immediately preceding tables:

                                                 Fair Value of Net Investment
-----------------------------------------------------------------------------------------------------------------------------
                                                 ---------------------
Collateralized Bond Series           12%         |         16%       |            20%                   25%
MERIT Series 11A             $      53,985       |  $      48,105    |     $      43,411         $      38,733
MERIT Series 12-1                    3,492       |          3,371    |             3,213                 3,000
MERIT Series 12-2                   35,081       |         34,966    |            34,851                34,709
MERIT Series 13                      3,831       |          3,712    |             3,557                 3,346
MERIT Series 14-1                    7,422       |          7,397    |             7,373                 7,343
MERIT Series 14-2                    2,626       |          2,617    |             2,609                 2,598
MCA One Series 1                     2,044       |          1,711    |             1,455                 1,214
CCA One Series 2                     9,653       |          8,005    |             6,781                 5,659
CCA One Series 3                    25,396       |         20,755    |            17,134                13,687
                                    ------       |         ------    |            ------                ------
                               $   143,530       |    $   130,639    |       $   120,384           $   110,289
                               ===========       |    ===========    |       ===========           ===========
                                                 ---------------------

Securities. Securities consist primarily of adjustable-rate and fixed-rate mortgage-backed securities. Securities also include derivative and residual securities. Securities increased during the three months ended March 31, 2002 by $0.7 million to $6.2 million at March 31, 2002 from $5.5 million at December 31, 2001 due primarily to the call of a fixed-rate mortgage-backed security, previously sold by the Company to a third party.

Other investments. Other investments at March 31, 2002 consist primarily of delinquent property tax receivables. Other investments decreased from $63.6 million at December 31, 2001 to $61.8 million at March 31, 2002. This decrease is primarily the result of pay-downs of delinquent property tax receivables which totaled $4.0 million during the quarter, partially offset by the amortization of discounts recorded to accumulated other comprehensive loss.

Loans. Loans increased from $7.3 million at December 31, 2001 to $7.4 million at March 31, 2002 as the result of the repurchase of certain single-family loans from one of the Company's collateralized securities for inclusion in the securitization the Company completed in April 2002. This increase was partially offset by paydowns on loans during the first three months of 2002.

Non-recourse debt. Collateralized bonds issued by the Company are recourse only to the assets pledged as collateral, and are otherwise non-recourse to the Company. Collateralized bonds decreased from $2.3 billion at December 31, 2001 to $2.1 billion at March 31, 2002. This decrease was primarily a result of principal payments received on the associated collateral pledged which were used to pay down the collateralized bonds in accordance with the respective indentures.

Recourse debt. Recourse debt decreased to $47.0 million at March 31, 2002 from $58.1 million at December 31, 2001. This decrease was due to $11.1 million of purchases on the Senior Notes due July 2002.

Shareholders' equity. Shareholders' equity increased to $182.0 million at March 31, 2002 from $173.1 million at December 31, 2001. This increase was a combined result of a $8.5 million decrease in the net unrealized loss on investments available-for-sale from $83.9 million at December 31, 2001 to $75.4 million at March 31, 2002 and net income of $0.5 million during the three months ended March 31, 2002.

                              RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------
                                                                      Three Months Ended
                                                                           March 31,
                                                               --------------------------------
(amounts in thousands except per share information)                 2002              2001
-----------------------------------------------------------------------------------------------

Net interest margin                                            $       1,895    $       3,837
Net (loss) gain on sales, write-downs,
 impairment charges and litigation                                       (94)           7,087
Trading gains                                                              -              238
General and administrative expenses                                    1,893            1,843
Extraordinary item -gain on extinguishment of debt                       377            2,271
Net income                                                               481           11,647

Basic and  diluted  net (loss) income per common
 share before extraordinary gain                               $       (0.21)   $        0.54

Basic and  diluted  net (loss)income per common                $       (0.18)   $        0.74
  share  after extraordinary item

-----------------------------------------------------------------------------------------------

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001. The decrease in net income and net income per common share during the three months ended March 31, 2002 as compared to the same period in 2001 is primarily the result of several positive non-recurring items in 2001, including the favorable settlement of litigation, and an extraordinary gain related to the early extinguishment of $11.7 million of the Company's Senior Notes.

Net interest margin for the three months ended March 31, 2002 decreased to $1.9 million from $3.8 million for the same period for 2001. This decrease was primarily the result of an increase in provision for losses to $7.6 million during the three months ended March 31, 2002 compared to $6.6 million during the three months ended March 31, 2001. This increase in provision for losses was a result of increasing the reserve for losses on various manufactured housing loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk. In addition, average interest-earning assets declined from $3.2 billion for the three months ended March 31, 2001 to $2.5 billion for the three months ended March 31, 2002. These decreases were partially offset by an increase in the net interest spread from 0.89% for the three months ending March 31, 2001 to 1.19% for the three months ended March 31, 2002. Further, accrual of interest on the Company's investment in delinquent property tax receivables was discontinued in 2002.

Net gain (loss) on sales, write-downs, impairment charges and litigation declined by $7.2 million, from a gain of $7.1 million during the three months ended March 31, 2001, to a loss of $0.09 million during the three months ended March 31, 2002. During the three months ended March 31, 2001, the Company favorably resolved litigation for $7.1 million, net of legal expenses.

The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                  Average Balances and Effective Interest Rates

------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended March 31,
                                                     -----------------------------------------------------------
                                                                2002                          2001
------------------------------------------------------------------------------------------------------------------
                                                         Average       Effective      Average       Effective
                                                         Balance         Rate         Balance          Rate
                                                     ----------------- ----------- ---------------- ------------

Interest-earning assets: (1)
   Collateral for collateralized bonds (2)           $     2,371,793       7.20%   $    3,074,465        7.95%
   Securities                                                  5,340       9.16%           11,878        9.82%
   Other investments                                          78,286     (0.12)%           36,131       16.70%
   Loans                                                       2,967      11.79%            6,314       14.20%
   Cash                                                        7,280        2.0%           37,780        5.84%
                                                     ----------------- ----------- ---------------- ------------
     Total interest-earning assets                   $     2,465,666       6.97%   $    3,166,568        8.05%
                                                     ================= =========== ================ ============

Interest-bearing liabilities:
   Non-recourse debt (3)                             $     2,192,492       5.72%   $    2,781,292        7.13%
   Recourse  debt  secured  by
    collateralized bonds retaine                                   -          -%           31,265        6.76%
                                                     ----------------- ----------- ---------------- ------------
                                                           2,192,492       5.72%        2,812,557        7.12%

   Other recourse debt - secured                              50,589       8.13%           99,038        8.25%
                                                     ----------------- ----------- ---------------- ------------
     Total interest-bearing liabilities              $     2,243,081       5.78%   $    2,911,595        7.16%
                                                     ================= =========== ================ ============
Net interest spread on all investments (3)                                 1.19%                         0.89%
                                                                       ===========                  ============
Net yield on average interest-earning assets (3)                           1.71%                         1.46%
                                                                       ===========                  ============

------------------------------------------------------------------------------------------------------------------

(1)  Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $534 and $437 for the three months ended March 31, 2002 and 2001, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses. If included, the net yield on average interest-earning assets would be 0.31% and 0.51% for the three months ended March 31, 2002 and 2001, respectively.

The net interest spread increased 0.30%, to 1.19% for the three months ended March 31, 2002 from 0.89% for the same period in 2001. The net interest spread for the three months ended March 31, 2002 also improved relative to the same period in 2001, to 1.71% from 1.46%. The improvement in the Company's net interest spread can be attributed to a decline in the cost of interest-bearing liabilities from the respective 2001 period, which have declined as a result in the decline of One-Month LIBOR due to the reduction in short-term interest rates by the Federal Reserve. This was partially offset by the discontinuance of accrual of interest on the Company's investment in delinquent property tax
receivables   in   2001.   The   majority   of   the   Company's   variable-rate
interest-bearing liabilities are priced relative to One-Month LIBOR. Interest-bearing liability costs declined 1.38% for the three month period ended March 31, 2002, compared to the same period in 2001. For the three month period ended March 31, 2002, there has been a lesser decline in the effective interest-earning yield on the collateral for collateralized bonds due to the `reset' lag and `floors' (the loans generally adjust or `reset' every six or twelve months and are generally limited to maximum adjustments upwards or downwards of 1% each six months) on the approximate $576 million in single-family ARM loans that comprise a portion of the collateral for collateralized bonds. The Company would expect its net interest spread on its interest-earning assets for the balance of 2002 to decrease as rates on adjustable collateral loans continue to adjust downward while rates on collateralized bonds remain flat or begin to adjust upward. The average One-Month LIBOR rate declined to 1.85% for the three-month period ended March 31, 2002 from 5.51% for the three-month period ended March 31, 2001.

From March 31, 2001 to March 31, 2002, average interest-earning assets declined $701 million, or approximately 22%. A large portion of such reduction relates to paydowns on the Company's adjustable-rate single-family mortgage loans. The Company's portfolio as of March 31, 2002 consists of $576.1 million of adjustable rate assets and $1.7 billion of fixed-rate assets. The Company currently finances approximately $186.7 million of the fixed-rate assets with non-recourse LIBOR based floating-rate liabilities. Assuming short-term interest rates stay at or about current levels, the single-family ARM loans should continue to reset downwards in rate (subject to the floors) which will have the impact of reducing net interest spread in future periods.

Interest Income and Interest-Earning Assets. At March 31, 2002, $1.7 billion of the investment portfolio consists of loans which pay a fixed-rate of interest. Also at March 31, 2002, approximately $576.1 million of the investment portfolio is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 70% of the ARM loans underlying the ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 17% of the ARM loans are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and ARM and fixed mortgage securities by type of underlying loan. This table excludes derivative and residual securities, other investments and loans held for sale.

                      Investment Portfolio Composition (1)
                                 ($ in millions)

---------------------------- ------------------ ------------------ ------------------- ------------------ ------------------
                                                                   Other Indices Based
                               LIBOR Based ARM  CMT Based ARM Loans     ARM Loans       Fixed-Rate Loans
                                    Loans                                                                        Total
---------------------------- ------------------ ------------------ ------------------- ------------------ ------------------
2000, Quarter 1                $           976.7  $           362.6  $            117.4   $        2,029.4  $         3,486.1
2000, Quarter 2                            902.5              375.8               110.8            1,998.2            3,387.3
2000, Quarter 3                            830.1              348.9               103.2            1,960.8            3,243.0
2000, Quarter 4                            758.6              309.9                97.4            1,926.3            3,092.2
2001, Quarter 1                            688.4              271.6                91.3            1,892.8            2,944.1
2001, Quarter 2                            604.4              224.0                81.3            1,852.7            2,762.4
2001, Quarter 3                            527.4              173.2                78.2            1,802.4            2,581.2
2001, Quarter 4                            472.4              144.6                73.6            1,765.8            2,456.4
2002, Quarter 1                            410.2              100.2                65.7            1,725.1            2,301.2
---------------------------- ------------------ ------------------ ------------------- ------------------ ------------------

(1) Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed-rate mortgage securities.

The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, net premium on the collateral for collateralized bonds, ARM securities, fixed-rate mortgage securities at March 31, 2002 was $20.0 million, or approximately 0.89% of the aggregate balance of collateral for collateralized bonds, ARM securities and fixed-rate securities. The $20.0 million net premium consists of gross collateral premiums of $45.2 million, less gross collateral discounts of $25.2 million. Of the $45.2 million in gross premiums on collateral, $31.9 million relates to the premium on multifamily and commercial mortgage loans with a principal balance of $799.5 million at March 31, 2002, and that have average initial prepayment lockouts or yield maintenance for at least ten years. Such prepayment lockouts and yield maintenance provisions generally extend to at least 2008. Net premium on such multifamily and commercial loans is $25.9 million. Amortization expense as a percentage of principal paydowns has increased to 1.59% for the three months ended March 31, 2002 from 1.43% for the same period in 2001. The principal prepayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 26% for the three months ended March 31, 2002. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans.

                         Premium Basis and Amortization
                                 ($ in millions)

---------------------------------------------------------------------------------------------------------------------------

                                                                         CPR                           Amortization Expense
                                                 Amortization         Annualized      Principal         as a % of Principal
                             Net Premium            Expense              Rate          Paydowns              Paydowns
------------------------------------------------------------------------------------------------------------------------
2000, Quarter 1     $        36.2        $        2.0               18%          $        122.6             1.64%
2000, Quarter 2              34.1                 2.1               18%                   131.6             1.56%
2000, Quarter 3              32.0                 2.1               18%                   134.1             1.59%
2000, Quarter 4              30.1                 1.9               20%                   134.7             1.41%
2001, Quarter 1              28.0                 2.0               23%                   142.6             1.43%
2001, Quarter 2              25.7                 2.3               28%                   174.6             1.31%
2001, Quarter 3              23.7                 2.1               28%                   162.9             1.30%
2001, Quarter 4              22.4                 1.8               24%                   122.0             1.46%
2002, Quarter 1              20.0                 2.4               26%                   150.9             1.59%

Credit Exposures. The Company invests in collateralized bonds or pass-through securitization structures. Generally these securitization structures use over-collateralization, subordination, third-party guarantees, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing as a form of credit enhancement. The Company generally has retained a limited portion of the direct credit risk in these securities. In most instances, the Company retained the "first-loss" credit risk on pools of loans that it has securitized.

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

The Company has settled a dispute with the counterparty to the $30.3 million in reimbursement guarantees. Such guarantees are payable when cumulative loss trigger levels are reached on certain of the Company's single-family mortgage loan securitizations. The Company was paid $0.75 million in settlement of $2.4 million in claims which had been carried on the Company's books at $1.1 million. As part of the settlement, certain trigger levels were reset and the reasons that a loss in the future would be a `non-qualifying' loss were significantly narrowed. As of March 31, 2002, $122 million of loans were subject to such reimbursement guarantees.

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)

----------------------------------------------------------------------------------------------------------------------
                       Outstanding Loan     Credit Exposure, Net  Actual Credit   Credit Exposure, Net of Credit
                      Principal Balance     of Credit Reserves        Losses       Reserves to Outstanding Loan
                                                                                                  Balance
----------------------------------------------------------------------------------------------------------------------
2000, Quarter 1          $   3,679.6          $    166.3           $  4.8                        4.52%
2000, Quarter 2              3,677.3               195.5              5.4                        5.32%
2000, Quarter 3              3,503.1               172.7              6.8                        4.93%
2000, Quarter 4              3,245.3               186.6              9.6                        5.75%
2001, Quarter 1              3,137.0               142.0              8.1                        4.53%
2001, Quarter 2              2,948.0               135.8              8.2                        4.61%
2001, Quarter 3              2,771.2               130.4              9.2                        4.71%
2001, Quarter 4              2,588.4               153.5              7.1                        5.93%
2002, Quarter 1              2,423.0               141.8              6.0                        5.85%
----------------------------------------------------------------------------------------------------------------------

The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which Dynex has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding collateral balance have increased to 1.96% at March 31, 2002 from 1.75% at March 31, 2001. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of March 31, 2002, management believes the credit reserves are sufficient to cover anticipated losses that may occur as a result of current delinquencies presented in the table below.

                           Delinquency Statistics (1)

-------------------------------------------------------------------------------------------------------------------------
                                        60 to 90 days         90 days and over delinquent(2)
                                         delinquent                                                     Total
-------------------------------------------------------------------------------------------------------------------------
2000, Quarter 1                             0.26%                         1.46%                         1.72%
2000, Quarter 2                             0.34%                         1.52%                         1.86%
2000, Quarter 3                             0.35%                         1.61%                         1.96%
2000, Quarter 4                             0.37%                         1.59%                         1.96%
2001, Quarter 1                             0.20%                         1.55%                         1.75%
2001, Quarter 2                             0.29%                         1.45%                         1.74%
2001, Quarter 3                             0.33%                         1.42%                         1.75%
2001, Quarter 4                             0.28%                         1.50%                         1.78%
2002, Quarter 1                             0.29%                         1.67%                         1.96%
-------------------------------------------------------------------------------------------------------------------------

(1)      Excludes other investments and loans held for sale or securitization.
(2)      Includes foreclosures, repossessions and REO.

Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As the company has no goodwill or intangible assets which it is amortizing, the adoption of SFAS No. 142 will have no effect on the financial position, results of operations or cash flows of the Company.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The adoption of FAS No. 144 has not had a significant impact on the financial position, results of operations or cash flows of the Company.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30)". Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items, as Dynex has done. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB 30 must be reclassified.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations from a variety of sources. These sources have included cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments, common stock offerings through the dividend reinvestment plan, short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of collateralized bonds). Historically, cash flow generated from the investment portfolio has satisfied its working capital needs, and the Company has had sufficient access to capital to fund its loan production operations, on both a short-term (prior to securitization, and recourse) and long-term (after securitization, and non-recourse) basis. However, market conditions since October 1998 have substantially reduced the Company's access to capital. The Company has been unable to access short-term warehouse lines of credit, and, with the exception for the resecuritization of seasoned loans in its investment portfolio, has been unable to efficiently access the asset-backed securities market to meet its long-term funding needs. Largely as a result of its inability to access additional capital, the Company sold its manufactured housing and model home purchase/leaseback operations in 1999, and ceased issuing new commitments in its commercial lending operations. Since 1999, the Company has focused on substantially reducing its recourse debt and minimizing its capital requirements. The Company has made substantial progress in both areas since 1999, and based upon its available cash, the expected investment portfolio cash flows, and the proceeds from the resecuritization of assets completed in April 2002, the Company anticipates that it will repay all of its recourse debt obligations in accordance with their respective terms. Such repayment is expected in July 2002. At such time, the Company expects that it would again have access to short-term credit lines.

Non-recourse Debt. Dynex,  through  limited-purpose  finance  subsidiaries,  has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex. Collateral for collateralized bonds is not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At March 31, 2002, Dynex had $2.1 billion of collateralized bonds outstanding.

Recourse Debt. As of March 31, 2002, the Company has $46.8 million outstanding of its senior notes issued in July 1997 and due July 15, 2002 (the "Senior Notes"). On March 30, 2001, the Company entered into an amendment to the related indenture governing the Senior Notes (the "Supplemental Indenture") whereby the Company pledged to the Trustee of the Senior Notes substantially all of the Company's unencumbered assets and the stock of its material subsidiaries. In consideration of this pledge, the indenture was further amended to provide for the release of the Company from certain covenant restrictions in the indenture, and specifically provided for the Company's ability to make distributions on its capital stock in an amount not to exceed the sum of (a) $26 million, (b) the cash proceeds of any "permitted subordinated indebtedness", (c) the cash proceeds of the issuance of any "qualified capital stock", and (d) any distributions required in order for the Company to maintain its REIT status. Pursuant to its settlement with ACA (see Item 1 below), the Company is not permitted to make any further distributions on its capital stock pursuant to clause (a) above. In addition, the Company entered into a Purchase Agreement with holders of 50.1% of the Senior Notes which require the Company to purchase, and such holders to sell, their respective Senior Notes at various discounts based on a computation of the Company's available cash. The discounts provided for under the Purchase Agreement are as follows: by April 15, 2001, 10%; by July 15, 2001, 8%; by October 15, 2001, 6%; by January 15, 2002, 4%; by March 1,
2002, 2%; thereafter until maturity, 0%. Through March 31, 2002, the Company has retired $50,420 of Senior Notes for $46,297 in cash under the Purchase
Agreement, and the Company had no further obligations under such Purchase Agreement. In April, 2002, an additional $550 of Senior Notes were purchased in the open market at a discount of 0.4%.

The Company's ability to incur additional indebtedness has been substantially limited by the Supplemental Indenture. The only remaining recourse debt of the Company is the Senior Notes. Based on available cash, the proceeds of the securitization completed in April 2002, and a pro-forma analysis of cash flows from its investment portfolio, the Company anticipates that the Senior Notes will be repaid in accordance with their contractual terms, although no complete assurance can be given of such repayment.

On April 25, 2002, the Company completed a securitization where it issued $605 million of collateralized bonds. These bonds were collateralized by single-family loans aggregating $602 million, $447 million of which were loans already owned by the Company and $155 million of which represented new loans from the purchase of mortgage backed securities from third parties pursuant to certain call rights owned by the Company. The transaction will be accounted for as a financing; thus the loans and associated bonds will be included in the Company's second quarter 2002 consolidated balance sheet as assets and liabilities of the Company.


                                     Table 1
                              Net Balance Sheet (1)
                                ($ in thousands)

                                                            March 31,
                                                             2002
                                                       -----------------
ASSETS
Investments:
   Collateral for collateralized bonds                   $  2,248,716
   Less:  Collateralized bonds sold                        (2,118,260)
                                                      -----------------
     Net investment in collateralized bonds                   130,456
   Securities                                                   6,190
   Other investments                                           61,780
   Loans held for sale                                          7,428
                                                      -----------------
                                                              205,854

   Cash, including restricted                                  17,016
   Accrued interest receivable                                    251
   Other assets                                                 8,082
                                                      -----------------
         Total Assets                                   $     231,203
                                                      =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

   Notes payable                                               46,975
   Accrued interest payable                                       771
   Other liabilities                                            1,477
                                                      -----------------
         Total Liabilities                                     49,223
                                                      -----------------

Shareholders' Equity:
   Preferred stock,  par value $.01 per share                  94,588

Common stock, par value $.01 per share,                           109
   Additional paid-in capital                                 364,740
   Accumulated other comprehensive loss                       (75,437)
   Accumulated deficit                                       (202,020)
                                                      -----------------
         Total Shareholders' Equity                           181,980
                                                      -----------------
         Total Liabilities and Shareholders' Equity      $    231,203
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

Capital Resources. The Company will rely on available cash and cash flow from its investment portfolio to fund its operations to repay the remaining outstanding Senior Notes due July 15, 2002. The Company may be unable to repay such notes when due in the event of a material decline in cash flow in May or June 2002. Cash flows from our portfolio are subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses.

Interest Rate Fluctuations. The Company's income depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently pledged as collateral for collateralized bonds by the Company are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse debt, approximately $186.7 million of which is variable rate. In addition, a significant amount of the investments held by the Company is adjustable-rate collateral for collateralized bonds. These investments are financed through non-recourse long-term collateralized bonds. The net interest spread for these investments could decrease materially during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps, whereas the related borrowing have no delayed resets or such interest rate caps.

Defaults. Defaults by borrowers on loans retained by the Company may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company. The allowance for losses is calculated on the basis of historical experience and management's best estimates. Actual default rates or loss severity may differ from the Company's estimate as a result of economic conditions. In particular, the default rate and loss severity on the Company's portfolio of manufactured housing loans has been higher than initially estimated. Actual defaults on ARM loans may increase during a rising interest rate environment. The Company believes that its reserves are adequate for such risks on loans that were delinquent as of March 31, 2002.

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

Regulatory Changes. The Company's businesses as of March 31, 2002 are not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables.

Risks and Uncertainties. See Note 1 to the Company's audited financial statements for the year ended December 31, 2001.


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

The following table summarizes the Company's net interest margin cash flow sensitivity analysis as of March 31, 2002. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a parallel shift in interest rates, as discussed above. Other investments are excluded from this analysis because they are not interest rate sensitive. The "Base" case represents the interest rate environment as it existed as of March 31, 2002. At March 31, 2002, one-month LIBOR was 2.33% and six-month LIBOR was 1.88%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's assets and liabilities, and there are likely to be such changes in the future.

                                                % Change in Net
          Basis Point                           Interest Margin
      Increase (Decrease)                        Cash Flow From
       in Interest Rates                           Base Case
------------------------------            ---------------------------
             +200                                    (5.1)%
             +100                                    (2.6)%
             Base
             -100                                     2.6%
             -200                                     5.1%

Approximately $576 million of the Company's investment portfolio as of March 31, 2002 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 70% and 17% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

The remaining portion of the Company's investment portfolio as of March 31, 2002, approximately $1.73 billion, is comprised of loans or securities that have coupon rates that are fixed. The Company has substantially limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds which approximated $1.3 billion as of March 31, 2002, and
(ii) equity, which was $182.0 million. Overall, the Company's interest rate risk is primarily related both to the rate of change in short term interest rates, and to the level of short-term interest rates.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court") wherein the plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999 for approximately $58.3 million. In July 2001, the Commonwealth Court ruling addressed, among other things, (i) the right of the Company to charge to the delinquent taxpayer a rate of interest of 12% versus 10% on the collection of its delinquent property tax receivables, (ii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iii) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court remanded for further consideration to the Court of Common Pleas items (i) and (iii), and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables, reversing the Court of Common Pleas decision. The Pennsylvania Supreme Court has accepted the Application for Extraordinary Jurisdiction filed by Allegheny County and GLS. No damages have been claimed in the action; however, the decision may impact the ultimate amount recoverable on the delinquent property tax receivables, including attorney fees incurred in the collection process. To date, GLS has incurred attorneys fees of approximately $2.0 million related to foreclosures on such delinquent property tax receivables, approximately $1.0 million of which have been reimbursed to GLS by the taxpayer or through liquidation of the underlying real property.

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


Item 2.  Changes in Securities and Use of Proceeds

         Not applicable


Item 3.  Defaults Upon Senior Securities

         See Note 8 to accompanying condensed consolidated financial statements in Part I Item 1


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                Exhibit 10.10 Terms of Employment between Dynex Capital, Inc. and Mr. Steven J. Benedetti dated March 18, 2002.


         (b)  Reports on Form 8-K  None.

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

                                       DYNEX CAPITAL, INC.



                                       By: /s/ Thomas H. Potts
                                           -------------------------------------
                                           Thomas H. Potts, President
                                           (authorized officer of registrant)


                                       By:  /s/ Stephen J. Benedetti
                                            ------------------------------------
                                            Stephen J. Benedetti,
                                            Executive Vice President,
                                            Chief Financial Officer, Treasurer
                                            (principal accounting officer)

Dated:  May 15, 2002

                                                                   Exhibit 10.10


                              EMPLOYMENT AGREEMENT


         THIS EMPLOYMENT AGREEMENT, dated as of March 18, 2002, is between Dynex Capital, Inc., a Virginia Corporation (the "Company") and Stephen J. Benedetti (the "Executive"). In consideration of the mutual covenants and representations herein contained and the mutual benefits derived therefrom, the parties, intending to be legally bound, covenant and agree as follows:

1. Purpose.
   -------
     The Company wishes to employ the Executive, and the Executive has agreed to be employed by the Company, on the terms and conditions herein provided.

2. Full-Time Employment of Executive.
   ---------------------------------
     (a) The Company hereby engages the Executive as a full-time executive employee for the period commencing as of the date hereof and expiring on June 30, 2004, except as may be extended by Section 7 (the "Employment Period"), and the Executive accepts such employment, on the terms and conditions set forth in this Agreement. During the term of the Executive's employment under this Agreement, Executive shall serve as Executive Vice President, Chief Financial Officer of the Company. He shall also serve as the Treasurer and Secretary of the Company. Throughout the Employment Period, the Executive shall faithfully exercise such authority and perform such executive duties as are assigned to him from time to time by the President or the Board of Directors (the "Board") of the Company. The Executive shall perform such duties at 4551 Cox Road, Suite 300, Glen Allen, Virginia, or within the Richmond, Virginia metropolitan area.

     (b) Throughout the Employment Period, the Executive shall devote his full-time efforts to the business of the Company, its subsidiaries and affiliates and will not engage in consulting work or any trade or business for his own account or on behalf of any other person, firm or corporation which competes, conflicts or interferes with the performance of his duties hereunder in any way.

     (c) The Executive shall be entitled to such vacation, leave of absence, and leave for illness or temporary disability policies as are in effect as policies of the Company.

3.  Compensation and General Benefits.
    ----------------------------------
            As full compensation for his services to the Company, the Executive shall,during the Employment Period, be compensated as follows:

     (a) Salary. The Company shall pay to the Executive a salary (the "Salary") at an annual rate of One Hundred Eighty-thousand Dollars ($180,000). The Salary shall be payable in periodic equal installments not less frequently than semi-monthly, less such sums as may be required to be deducted or withheld under applicable provisions of federal, state and local law and such amounts as may be owed to the Company or its subsidiaries or such other amounts as may be mutually agreed upon by the Executive and the Company. On January 1, 2003, and again on January 1, 2004, the Executive's Salary will be increased by the inflation rate, as determined by the twelve month percentage increase in the Consumer Price Index ending the prior November.

     (b) Bonus. During the term of this Agreement, Executive shall be entitled to earn annual cash bonuses of up to sixty-six and two-thirds percent (66.67%) of the Executive's Salary upon achievement of performance goals established by the President or the Board of the Company (the "Bonus"). Such goals shall be specific to the Executive's responsibilities; however, the Bonus for the period from July 1, 2002 to June 30, 2003 will be subjective and not based on specific goals. The President or the Board may establish such goals in their discretion and shall have full discretion in the determination as to whether such goals have been met. Such Bonus is payable on June 30 of each year covered by the
Agreement, provided however, that the payment of the Bonus at June 30, 2002 shall be governed by the terms of the letter dated September 4, 2001, between the Executive and the Company (the "September 4th Letter") and attached hereto as Exhibit I. The September 4th Letter, among other things, provides terms for the payment to the Executive no later than June 30, 2002, of a bonus of $120,000.

     (c) Stock Incentive Plan. The Executive shall be entitled to participate in the the Company's 1992 Stock Incentive Plan according to its terms as the same may be amended from time to time. The Compensation Committee of the Board shall grant awards thereunder to the Executive as are granted from time to time to other comparable executives generally on the same terms as such other executives. The Company and the Executive acknowledge that as of the date of this Agreement, the only outstanding stock incentive plan award to the Executive is the grant of 30,000 stock appreciation rights pursuant to the September 4th Letter.

     (d) Expenses. The Company shall reimburse the Executive from time to time for all reasonable and customary business expenses incurred by him in the performance of his duties hereunder. The Executive shall submit vouchers and other supporting data to substantiate the amount of said expenses in accordance with Company policy from time to time in effect.

4.  Certain Restrictions.
    --------------------
    (a) It is understood and recognized by the Executive and the Company that the vendors, customers, employees, consultants, and agents are an integral part of the Company's business. The Executive and the Company also recognize that an important part of the Executive's duties with the Company will be the Executive's dealings with customers, vendors and others (including other employees) having business relationships with the Company and its affiliates. It is therefore understood and agreed by the parties that because of the nature of the business it is necessary to afford maximum protection to the Company from the loss of any such entities or individuals. Consequently, the Executive covenants and agrees that unless the Executive's employment is terminated without cause as hereinafter defined, at all times during the Executive's Employment Period and, in the case of actions specified in (ii), (iii), and (iv) below, for a period of six months after the termination of the Executive's employment, the Executive shall not, in any capacity whatsoever, whether directly or indirectly, through any entity, family member or otherwise, on his own behalf, or on behalf of any other person, firm, partnership, corporation, limited liability company, association or other entity (collectively, "Person"):

     (i) Own, manage, invest, participate or engage in any activity which compromises or is similar to the Company's business anywhere in the United States, unless (a) the ownership is less than 1% of a publicly traded entity with a market value in excess of $100 million, or (b) specifically approved in writing by the President of the Company;

     (ii) Suggest to, solicit, induce or persuade any vendor or customer of the Company or its affiliates to discontinue doing business with, or to change the terms or conditions of such relationship with the Company or its affiliates, or otherwise disparage, disrupt or disturb the relationship of the Company or its affiliates with such vendor or customer;

     (iii) Suggest to, solicit, induce or persuade any vendor or customer of the Company or its affiliates to do business with any other Person which conducts a business competitive with the Business; provided however, the foregoing will not apply after the Employment Period to any vendor or customer that represents less than 25% of the Company's volume in the Company's business over the prior twelve-month period;

     (iv) Suggest to, solicit, induce or persuade any employee or consultant of the Company or its affiliates to leave the employ or engagement of the Company or its affiliates or hire any employee of the Company or its affiliates; and

     (v) Participate in planning for or consult with any business that directly competes or would directly compete with the Company's business.

     (b) Reasonableness of Restrictions. Executive has carefully read and considered the provisions of this Section 4 and having done so agrees that the restrictions set forth in this section are fair and reasonable and are reasonably required for the protection of the Company and the Business.

     (c) Invalidity,  Etc. If any covenant or provision contained in any part of
Section 4(a) hereof is found by a court having jurisdiction to be unreasonable in duration, geographic scope or charter of restrictions, the covenant or provision shall not be rendered unenforceable thereby, but rather the duration, geographical scope or character of restriction, the covenant or provision shall be deemed reduced or modified with retroactive effect to render such covenant or provision reasonable and such covenant or provision shall be enforced as modified. If the court having jurisdiction will not review the covenant or provision, the parties shall mutually agree to a revision having an effect as close as permitted by law to the provision declared unenforceable. The Executive agrees that if a court having jurisdiction determines, despite the express intent of the Executive, that any portion of the restrictive covenants contained in Section 4 (a) hereof are unenforceable, the remaining provisions shall be valid and enforceable.

     (d) Equitable Relief. The Executive recognizes and acknowledges that if he breaches the provisions of Section 4(a), damages to the Company would be difficult if not impossible to ascertain, and because of the immediate and irreparable damage and loss that may have been caused to the Company for which it would have no adequate remedy, it is therefore agreed that the Company, in addition to and without limiting any other remedy or right it may have, shall be entitled to have an injunction or other equitable relief in a court of competent jurisdiction, enjoining any such breach, and the Executive hereby waives any and all defenses he may have on the grounds of competence of a court to grant such an injunction or other equitable relief. The existence of this right shall not preclude the applicability or exercise of any other rights and remedies at law or in equity which the Company may have.

5.     Employment Period.
       -----------------
       (a) Duration. The Employment Period shall commence on the date of this Agreement and shall continue until the earlier of (i) June 30, 2004, except as extended pursuant to Section 7, or (ii) termination of this Agreement by the Company with "cause," or (iii) the Executive's resignation, or (iv) the death or total disability of the Executive.

       (b) Payments Upon Material Alteration of Responsibilities. If the Executive's responsibilities are materially altered during the course of this Agreement or if the Executive no longer has the title of at least Executive Vice President, Chief Financial Officer for any reason other than "cause", than the Company shall pay the Executive the amount as set forth in Section 5(c)(i) based upon when the Executives' responsibilities are materially altered. No other forms of compensation will be payable. If the Executive is asked to relinquish his title and role as Treasurer and Secretary of the Company, such action will not be considered a material alteration of his responsibilities.

     (c) Payments Upon Termination.

     (i) If the Executive's employment is terminated by the Company for any reason other than "cause" (as defined in Section 5(d)(i) hereof), at any time prior to June 30, 2003, the Company shall pay to the Executive the equivalent of one-year's worth of his Salary; if the Executive's employment is terminated by the Company for any reason other than "cause" (as defined in Section 5(d)(i) hereof), at any time after June 30, 2003 and prior to January 1, 2004, the remaining Salary due to Executive through June 30, 2004; and if the Executive's employment is terminated by the Company for any reason other than "cause" (as defined in Section 5(d)(i) hereof), at any time on or after January 1, 2004, the remaining Salary due through to the end of the Notice Period. No other forms of compensation will be payable.

     (ii) If the Executive's employment is terminated (A) by the Company for "cause" or (B) by the Executive by resignation, then the Company shall have no further liability to the Executive, except for Salary and vacation which has accrued through the date of termination, which amounts shall be paid by the Company within thirty (30) days of such termination.

     (iii) Notwithstanding any other provision of this Section 5(c), if the Executive violates any covenant, term or condition of this Agreement, the Company shall be entitled, in addition to any other remedies it may have hereunder or at law or in equity, to offset the amount of any payments otherwise due to the Executive pursuant to this Section 5(c) against any loss or damage incurred by the Company as a result of the Executive's violation of said covenant, term or condition.

     (d) Definition of "Cause". When used in this Agreement, the word "cause" shall mean:

     (i) the Executive's material failure to perform his employment duties hereunder after reasonable notice to the Executive by the President or Board of the Company specifying such failure and providing the Executive with a reasonable opportunity to cure such failure given the context of the circumstances;

     (ii) the  Executive's  breach of the covenants or  agreements  contained in
Section 4(a) hereof, or of any other material agreement or undertaking of the Executive;

     (iii) the Executive's commission of a felony or any crime involving moral turpitude, fraud or misrepresentation, whether or not related to the business or property of the Company;

     (iv) the Executive's gross negligence;

     (v) any act of the Executive against the Company or its affiliates intended to enrich the Executive in derogation of his duties to the Company;

     (vi) any willful or purposeful act or omission taken in bad faith of the Executive having the effect of injuring the business or business relationships of the Company; or

     (vii) the Executive's material breach of his duty of loyalty to the Company.

6. Special Notice Provision.
   ------------------------
     Commencing December 31, 2003 and continuing through June 30, 2004, the Company agrees to provide the Executive six months written notice (the "Notice Period") of the Executive's last day of employment, assuming the Executive is not terminated for "cause". During the Notice Period, the Executive will continue in the employ of the Company and will continue to perform the normal duties of his position and any other assigned duties. During the Notice Period, the Executive will be allowed to search for employment outside of the Company.

7.  Extension of Employment Period.
    -------------------------------

     If the Notice Period extends beyond June 30, 2004, the Employment Period shall be automatically extended until the end of the Notice Period.

8.  Notices.
    --------
     Any notices, requests, demands and other communications provided for by this Agreement shall be sufficient if in writing and if sent by registered or certified mail to the Executive at the last address he has filed in writing with the Company at its principal executive offices.

9. Binding  Agreement;  Assignment.
   -------------------------------
     This Agreement shall be effective as of the date hereof and shall be binding upon and inure to the benefit of the parties and their respective heirs, successors, assigns, and personal representatives, as the case may be. The Executive may not assign any rights or duties under this Agreement. As used herein, the successors of the Company shall include, but not be limited to, any successor by way of merger, consolidation, sale of all or substantially all of the assets, or similar reorganization. The Executive further acknowledges and agrees that the Company may assign all of its rights and interests under this Agreement to a successor, and that the Executive shall be bound and obligated to perform all of his covenants and agreements set forth herein for the benefit of the successor as if the successor had been the original beneficiary thereof.

10. Entire Agreement.
    ----------------
     This Agreement constitutes the entire understanding of the Executive and the Company with respect to the subject matter hereof and supersedes any and all prior understandings written or oral except as to the September 4th Letter, between the Executive and the Company, which governs the terms of the Executive's employment through June 30, 2002. This Agreement may not be changed, modified, or discharged orally, but only by an instrument in writing signed by the parties.

11.  Conflicts.
     ----------
     Where provisions contained in this Agreement may conflict with those of the September 4th Letter, the Company and the Executive agree that the provisions of the September 4 Letter will control through June 30, 2002, but not thereafter.

12.  Enforceability.
     --------------
     This Agreement has been duly authorized, executed, and delivered and constitutes the valid and binding obligations of the parties hereto, enforceable in accordance with its terms. The undertakings herein shall not be construed as any limitation upon the remedies the Company might, in the absence of this Agreement, have at law or in equity for any wrongs of the Executive.

13.  Governing Law.
     -------------
     This Agreement shall be governed by and construed under the laws of the Commonwealth of Virginia, without regard to its conflict of law provisions. The parties irrevocably consent and agree to the exclusive jurisdiction of the Federal courts in the Commonwealth of Virginia to the extent such jurisdiction exists and, if Federal jurisdiction does not exist, to the exclusive jurisdiction of the courts of the Commonwealth of Virginia. Each party waives all rights to a trial by jury in any suit, action or proceeding under this Section.

14. Severability.
    ------------
     Except as provided in Section 4(c) hereof, if any one or more of the terms or provisions of this Agreement shall for any reason be held to be invalid, illegal or unenforceable, in whole or in part, or in any respect or in the event that any one or more of the provisions of this Agreement operated or would prospectively operate to invalidate this Agreement, then and in either of those events, such provision or provisions only shall be deemed null and void and shall not affect any other provision of this Agreement and the remaining provisions of this Agreement shall remain operative and in full force and effect and shall in no way be affected, prejudiced or disturbed thereby.

15.  Arbitration.
     -----------
     Any controversy or claim arising out of or relating to this contract or breach thereof shall be settled by arbitration administered by the American Arbitration Association under its Commercial Arbitration Rules, and judgment on the award rendered by the arbitrator(s) may be entered in a court selected in accordance with Section 11 hereof, provided that the Company reserves its rights under Section 4(d) hereof to seek equitable relief in a court of competent jurisdiction in the event of a breach of the provisions of Section 4(a) hereof. All expenses of either party incurred as a result of this Section 15 will be borne by the Company.

         IN WITNESS HEREOF, the parties have executed and delivered this Agreement as an instrument on the date first above written.

WITNESS                                  DYNEX CAPITAL, INC.


                                         By:
------------------------------                ----------------------------------
                                              Stephen J. Benedetti


WITNESS                                  EXECUTIVE


                                         Acknowledged by:



                                         ---------------------------------------
                                         Donald B. Vaden
                                         Chairman of Compensation Committee