Form 10-Q
period 2002-06-30
DYNEX CAPITAL INC
filed 2002-08-20
CIK 826675

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarter ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
 | | Yes      |X|  No

On July 31, 2002, the registrant had 10,873,903 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.

================================================================================

                               DYNEX CAPITAL, INC.
                                    FORM 10-Q

                                      INDEX


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets at
                   June 30, 2002 and December 31,
                   2001 (as restated) (unaudited).............................1

                   Condensed Consolidated Statements of Operations
                   for the three and six months ended June 30, 2002
                   and 2001 (as restated) (unaudited).........................2

                   Condensed Consolidated Statements of Cash
                   Flows for the six months ended June 30, 2002
                   and 2001 (as restated) (unaudited) ........................3

                   Notes to Unaudited Condensed Consolidated
                   Financial Statements.......................................4

          Item 2.  Management`s Discussion and Analysis of
                   Financial Condition and Results of Operations.............11

          Item 3.  Quantitative and Qualitative Disclosures
                   about Market Risk.........................................22


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings ........................................24

          Item 2.  Changes in Securities and Use of Proceeds.................24

          Item 3.  Defaults Upon Senior Securities...........................24

          Item 4.  Submission of Matters to a Vote of Security Holders.......24

          Item 5.  Other Information.........................................25

          Item 6.  Exhibits and Reports on Form 8-K..........................25

SIGNATURES...................................................................26

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)


                                                                                       June 30,                 December 31,
                                                                                         2002                       2001
                                                                                  --------------------      ---------------------
ASSETS                                                                                                         (As Restated.
                                                                                                                See Note 14)

Investments:
  Collateral for collateralized bonds                                              $    2,344,885            $    2,473,203
  Other investments                                                                        58,212                    63,553
  Securities                                                                                2,992                     5,508
  Loans                                                                                    14,820                     7,315
                                                                                  ------------------        ------------------
                                                                                        2,420,909                 2,549,579

Cash                                                                                       32,873                     7,129
Cash - restricted                                                                          22,958                     4,334
Other assets                                                                                5,776                     8,817
                                                                                  --------------------      ---------------------
                                                                                   $    2,482,516            $     2,569,85
                                                                                  ====================      =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse debt - collateralized bonds                                           $    2,192,616            $    2,264,213
Recourse debt                                                                              46,400                    58,134
                                                                                  --------------------      ---------------------
                                                                                        2,239,016                 2,322,347
Accrued expenses and other liabilities                                                      3,193                     5,402
                                                                                  --------------------      ---------------------
                                                                                        2,242,209                 2,327,749
                                                                                  --------------------      ---------------------
Commitments and contingencies (Note 10)                                                         -                         -

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share,
   50,000,000 shares authorized:
     9.75% Cumulative Convertible Series A,
       992,038 and 992,038 issued and outstanding, respectively
         ($30,483 and $29,322 aggregate liquidation preference, respectively)              22,658                    22,658
     9.55% Cumulative Convertible Series B,
       1,378,707 and 1,378,807 issued and outstanding, respectively
         ($43,053 and $41,443 aggregate liquidation preference, respectively)              32,273                    32,275
     9.73% Cumulative Convertible Series C,
       1,383,532 and 1,383,532 issued and outstanding, respectively
         ($53,120 and $51,101 aggregate liquidation preference, respectively)              39,655                    39,655
Common stock,  par value $.01 per share,
   100,000,000 shares authorized
   10,873,903 and 10,873,853 issued and outstanding, respectively                             109                       109
   Additional paid-in capital                                                             364,743                   364,740
   Accumulated other comprehensive loss                                                   (17,508)                 (14,825)
   Accumulated deficit                                                                   (201,623)                (202,502)
                                                                                  --------------------      ---------------------
                                                                                          240,307                   242,110
                                                                                  --------------------      ---------------------
                                                                                   $    2,482,516            $    2,569,859
                                                                                  ====================      =====================

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
   OF OPERATIONS (UNAUDITED)
(amounts in thousands except share data)

                                                          Three Months Ended June 30                 Six Months Ended June 30
                                                          --------------------------                 ------------------------
                                                          2002                 2001                 2002                 2001
                                                          ----                 ----                 ----                 ----
Interest income:                                                          (As Restated -                             (As Restated
                                                                           See Note 14)                             - See Note 14)
     Collateral for collateralized bonds               $   44,474           $   56,478           $   87,188           $  117,592
     Securities                                               335                  366                  457                  674
     Other investments                                         44                1,465                   55                3,392
     Loans                                                    115                  180                  209                  333
                                                     ----------------     ----------------     ----------------     ----------------
                                                           44,968               58,489               87,909              121,991

Interest and related expense:
     Non-recourse debt                                     31,796               43,546               63,762               93,671
     Recourse debt                                            941                1,837                1,972                4,423
     Other                                                    (23)                 106                  421                  469
                                                     ----------------     ----------------     ----------------     ----------------
                                                           32,714               45,489               66,155               98,563
                                                     ----------------     ----------------     ----------------     ----------------

Net interest margin before provision for losses            12,254               13,000               21,754               23,428
Provision for losses                                       (5,241)              (4,806)             (10,884)              (9,611)
                                                     ----------------     ----------------     ----------------     ----------------
Net interest margin                                         7,013                8,194               10,870               13,817

Net (loss) gain on sales, write-downs, impairment
   charges, and litigation                                 (4,378)              (1,326)              (6,433)               3,978
Trading gain (loss)                                           728               (1,958)                 728               (1,720)
Other  income (loss)                                          199                  (77)                 395                  (20)
                                                     ----------------     ----------------     ----------------     ----------------
                                                            3,562                4,833                5,560               16,055

General and administrative expenses                        (2,625)              (2,634)              (4,518)              (4,477)
                                                     ----------------     ----------------     ----------------     ----------------
Income before extraordinary item                              937                2,199                1,042               11,578

Extraordinary item - (loss) gain on extinguishment
   of debt                                                   (539)                 573                 (162)               2,844
                                                     ----------------     ----------------     ----------------     ----------------
Net income                                                    398                2,772                  880               14,422
Preferred stock (charges) benefit                          (2,396)              10,493               (4,792)               7,265
                                                     ----------------     ----------------     ----------------     ----------------
Net (loss) income applicable to common shareholders    $   (1,998)          $   13,265           $   (3,912)          $   21,687
                                                     ================     ================     ================     ================

(Loss) income per common share before
   extraordinary item:
     Basic and Diluted                                 $    (0.13)          $     1.11           $    (0.34)          $     1.65
                                                     ================     ================     ================     ================

Net (loss) income per common share:
     Basic and Diluted                                 $     (0.18)         $      1.16          $     (0.36)         $      1.90
                                                     ================     ================     ================     ================

Weighted average number of common shares
   outstanding; basic and diluted                       10,873,894           11,446,206           10,873,860           11,446,206
                                                     ================     ================     ================     ================

See notes to unaudited condensed consolidated financial statements.

 DYNEX CAPITAL, INC.
 CONDENSED CONSOLIDATED STATEMENTS
   OF CASH FLOWS (UNAUDITED)                                                                     Six Months Ended
 (amounts in thousands)                                                                             June 30,
                                                                                -------------------------------------------------
                                                                                        2002                       2001
                                                                                ----------------------    -----------------------
                                                                                                              (As Restated -
                                                                                                               See Note 14)
 Operating activities:
   Net income                                                                        $         880             $      14,422
   Adjustments to reconcile net income to net cash provided  by operating activities:
       Provision for losses                                                                 10,884                     9,611
       Net loss (gain) on sales, write-downs, impairment charges and litigation              6,433                    (3,978)
       Payment (made) received from litigation settlement, net of legal fees                  (863)                    7,111
       Extraordinary item  - loss (gain) on extinguishment of debt                             162                    (2,844)
       Amortization and depreciation                                                         4,368                     8,258
       Decrease in accrued interest receivable                                                   5                       256
       (Decrease) increase in accrued interest payable                                        (361)                    1,661
       Net change in restricted cash                                                       (18,624)                   20,248
       Net change in other assets and other liabilities                                       (710)                   (9,913)
                                                                                ----------------------    -----------------------
          Net cash provided by operating activities                                          2,174                    44,832
                                                                                ----------------------    -----------------------

 Investing activities:
   Collateral for collateralized bonds:
     Investments purchased                                                                (154,852)                        -
     Principal payments on collateral                                                      250,370                   315,684
     Net (increase) decrease in funds held by trustee                                         (935)                      (52)
   Net (increase) decrease in loans                                                         (5,689)                   16,066
   Purchase of other investments                                                                 -                      (123)
   Payments received on other investments                                                    6,162                     2,740
   Proceeds from sales of other investments                                                      -                       233
   Purchase of securities                                                                     (396)                        -
   Payments received on securities                                                           2,514                       805
   Proceeds from sales of securities                                                             -                       113
   Proceeds from sale of loan production operations                                              -                     9,500
   Capital expenditures                                                                        (39)                     (207)
                                                                                ----------------------    -----------------------
        Net cash provided by investing activities                                           97,135                   344,759
                                                                                ----------------------    -----------------------

 Financing activities:
   Collateralized bonds:
     Proceeds from issuance of bonds                                                       605,272                         -
     Principal payments on bonds                                                          (666,871)                 (318,315)
   Repayment of senior notes                                                               (11,966)                  (59,674)
   Capital stock transactions                                                                    -                   (10,963)
                                                                                ----------------------    -----------------------
        Net cash used for financing activities                                             (73,565)                 (388,952)
                                                                                ----------------------    -----------------------

 Net increase in cash                                                                       25,744                       639
 Cash at beginning of period (unrestricted)                                                  7,129                     3,485
                                                                                ----------------------    -----------------------
 Cash at end of period (unrestricted)                                                $      32,873             $       4,124
                                                                                ======================    =======================

 Cash paid for interest                                                              $      66,721             $      97,152
                                                                                ======================    =======================

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(amounts in thousands except share data)


NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America, hereinafter referred to as "generally accepted accounting principles," for complete financial statements. The condensed consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified REIT subsidiaries and taxable REIT subsidiary ("Dynex" or the "Company"). All significant inter-company balances and transactions have been eliminated in consolidation of Dynex.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The Condensed Consolidated Balance Sheet at June 30, 2002, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001, the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 and related notes to consolidated financial statements are unaudited. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Certain reclassifications have been made to the financial statements for 2001 to conform to the presentation for 2002.

Cash - Restricted. At June 30, 2002 and December 31, 2001, respectively, $22,958 and $4,334 of cash was held in trust to cover losses on securities not otherwise covered by insurance or was held in trust as collateral for the payment of principal on the Senior Notes. As a result of an amendment to the indenture governing the Company's senior notes due July 2002 (the "Senior Notes") entered into in March 2001 and a settlement agreement entered into in October 2001 with ACA Financial Guaranty Corporation (ACA), the Company's ability to make distributions on its capital stock and to reinvest cash flow from its investment portfolio and other assets are materially restricted (the amendment to the indenture and the settlement agreement, collectively the "Senior Note Agreements"). Until the Senior Notes are defeased or fully repaid, the Senior Note Agreements effectively restrict the Company from making any new distributions on its capital stock, or from making any new investments, except to call securities previously issued by the Company. In addition, as a result of the Senior Note Agreements, the Company has pledged substantially all its assets (including the stock of its material subsidiaries) to the indenture trustee and deposits cash in excess of a working capital balance of $3,000 into a restricted account. On July 15, 2002, the Company satisfied and discharged the entire indebtedness under its Senior Notes and all restrictions imposed thereby have been removed.


NOTE 2 - USE OF ESTIMATES

Fair Value. The Company uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Collateral for collateralized bonds make up a significant portion of the Company's investments. The estimate of fair value for collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions established by management as discussed below. The discount rate used in the determination of fair value of the collateral for collateralized bonds was 16% at June 30, 2002 and December 31, 2001. Prepayment rate assumptions at June 30, 2002, and December 31, 2001, were generally at a "constant prepayment rate," or CPR ranging from 40%-60% for 2002 and 2001 for collateral for collateralized bonds consisting of single-family mortgage loans, and a CPR equivalent ranging from 10%-12% for 2002 and 2001 for collateral for collateralized bonds consisting of manufactured housing loan collateral. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity based on the current level of interest rates and prepayment rates being experienced on similar loans in the marketplace. The cash flows for the collateral for collateralized bonds were projected to the estimated date that the security could be called and retired by the Company if there is economic value to the Company in calling and retiring the security. Such call date is typically triggered on the earlier of a specified date or when the remaining collateral balance equals 35% of the original balance (the "Call Date"). The Company estimates anticipated market prices of the underlying collateral at the Call Date.

As discussed in Note 5, the Company estimated the fair value of certain other investments as the present value of expected future cash flows, less costs to service such investments, discounted at a rate of 12%.

Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of Dynex's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements.


NOTE 3 - NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is presented on both a basic and diluted basis. Diluted net (loss) income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method and stock appreciation rights to the extent that there are rights outstanding, using the treasury stock method, but only if these items are dilutive. As a result of the two-for-one split in May 1997 and the one-for-four reverse split in July 2000 of Dynex's common stock, the preferred stock is convertible into one share of common stock for two shares of preferred stock.

The following table reconciles the numerator and denominator for both basic and diluted net (loss) income per common share for the three and six months ended June 30, 2002 and 2001.

------------------------------------- --------------------------------------------- -- ---------------------------------------------
                                              Three Months Ended June 30,                       Six Months Ended June 30,
                                      ---------------------------------------------    ---------------------------------------------
                                                                                       --------------------- - ---------------------
                                              2002                    2001                     2002                    2001
------------------------------------- --------------------- - ---------------------    --------------------- - ---------------------
                                                 Weighted-                Weighted-               Weighted-                Weighted-
                                                 Average                  Average                 Average                  Average
                                                 Number of                Number of               Number of                Number of
                                       Income    Shares       Income      Shares       Income     Shares       Income      Shares
                                      -------    ----------   --------    ---------    --------   ----------   --------    ---------
Income before extraordinary item         $937                 $ 2,199                  $ 1,042                 $11,578
Extraordinary item - (loss) gain on
  extinguishment of debt                 (539)                    573                     (162)                  2,844
                                      --------                 --------                 --------                --------
Net income                                398                   2,772                      880                  14,422
Preferred stock (charges) benefit      (2,396)                 10,493                   (4,792)                  7,265
                                      -------    ----------   --------    ----------    --------   ----------   --------   ---------
Net (loss) income applicable
 to common shareholders               $(1,998)   10,873,894   $13,265     11,446,206   $(3,912)    10,873,860  $21,687   11,446,206
                                      ========   ==========   ========    ==========   =========   ==========  =======   ==========

(Loss) income per share before
 extraordinary item:
     Basic and Diluted                           $   (0.13)               $   1.11               $   (0.34)               $    1.65
                                                 ==========               =========               ==========               =========

Net (loss) income per share:
     Basic and Diluted                           $   (0.18)               $   1.16               $   (0.36)               $    1.90
                                                 ==========               =========               ==========               =========

Dividends and potentially dilutive
  common shares assuming conversion
  of preferred stock:
       Series A                       $  (580)     496,019    $ 2,427      642,317     $(1,161)    496,019     $ 1,661       648,390
       Series B                          (806)     689,362      4,532      934,235      (1,612)    689,362       3,413       945,165
       Series C                        (1,010)     691,766      3,534      904,600      (2,019)    691,766       2,191       912,258
                                      ---------   --------    ---------    -------     --------   ----------   --------    ---------
                                      $(2,396)   1,877,147    $10,493     2,481,152    $(4,792)   1,877,147    $ 7,265     2,505,813
                                      =========  ==========   ========    =========    ========   ==========   ========    =========

------------------------------------- ------- -- ---------- - -------- -- --------- -- -------- - ---------- - -------- -- ---------


NOTE 4 - COLLATERAL FOR COLLATERALIZED BONDS

Collateral for collateralized bonds represents collateral pledged to support the repayment of non-recourse collateralized bonds issued by the Company. Collateral for collateralized bonds consists of loans and debt securities backed by adjustable-rate and fixed-rate single-family mortgage loans, fixed-rate mortgage loans on multifamily and commercial properties and manufactured housing installment loans secured by a UCC filing. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the associated collateralized bonds.

The following table summarizes the components of collateral for collateralized bonds as of June 30, 2002 and December 31, 2001. Debt securities pledged as collateral for collateralized bonds are considered available for sale, and are therefore recorded at fair value.

 ----------------------------------------------- --------------- -- ------ ------------------
                                                 June 30, 2002             December 31, 2001
 ----------------------------------------------- --------------- -- ------ ------------------
                                                                             (As Restated -
                                                                              See Note 14)
 Loans, at amortized cost                         $  1,986,814              $    2,027,619
 Debt securities, at fair value                        379,542                     467,038
 ----------------------------------------------- --------------- -- ------ ------------------
                                                     2,366,356                   2,494,657
  Reserve for loan losses                              (21,471)                    (21,454)
 ----------------------------------------------- --------------- -- ------ ------------------
                                                  $  2,344,885              $    2,473,203
 ----------------------------------------------- --------------- -- ------ ------------------

The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as collateral for collateralized bonds as of June 30, 2002:

                                                                  Gross                  Gross
                                           Amortized cost       unrealized             unrealized           Estimated
                                                                  gains                  losses             fair value
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------
Debt securities                                $406,484             $126                  $(2,412)           $404,198
------------------------------------------ ---------------- -- ------------- ------ ----------------- --- --------------


NOTE 5 - OTHER INVESTMENTS

Other investments at June 30, 2002 and December 31, 2001 consist substantially of delinquent property tax receivables and related real estate owned. Delinquent property tax receivables have been classified as non-accrual, and all cash collections on such receivables reduce the principal balance of the Company's investment in the receivables. During the three and six months ended June 30, 2002, the Company collected $5.3 million and $9.3 million, respectively and reduced the carrying value of the investment accordingly. The Company also amortized $1.3 million and $2.8 million, respectively, of discount on the carrying value of the delinquent property tax receivables as a reduction of accumulated other comprehensive loss. At June 30, 2002 the redemptive value of the delinquent property tax receivable portfolio was $131.2 million.

The following table summarizes the Company's investment in delinquent property tax receivables and real estate owned at June 30, 2002 and December 31, 2001:

------------------------------------------------------------------------ ---------------------- -- -----------------------
                                                                             June 30, 2002            December 31, 2001
                                                                         ----------------------    -----------------------

  Amortized cost basis of receivables, before discount                       $        67,631           $        75,785
  Discount recorded as adjustment to other comprehensive loss                        (15,611)                  (18,451)
                                                                         ----------------------    -----------------------
  Amortized cost basis of receivables, net                                            52,020                    57,334
  Real estate owned                                                                    6,018                     5,948
------------------------------------------------------------------------ ---------------------- -- -----------------------
                                                                             $        58,038           $        63,282
------------------------------------------------------------------------ ---------------------- -- -----------------------


NOTE 6 - LOANS

The following table summarizes the Company's carrying basis in unsecuritized loans at June 30, 2002 and December 31, 2001, respectively.

-----------------------------------------------------------------------------------------------------------
                                                                  June 30, 2002        December 31, 2001
-----------------------------------------------------------------------------------------------------------

Secured by multifamily and commercial properties                   $   2,774             $   2,791
Secured by consumer installment contracts                              2,176                 3,601
Secured by single-family mortgage loans                                9,730                   906
                                                               --------------------  ----------------------
                                                                      14,680                 7,298
Net premium and allowance for losses                                     140                    17
                                                               --------------------  ----------------------
  Total loans                                                      $  14,820             $   7,315
-----------------------------------------------------------------------------------------------------------

Of the above amounts, loans with a carrying amount of $12,692 and $3,712, respectively, are classified as held for sale at June 30, 2002 and December 31, 2001.


NOTE 7 - RECOURSE DEBT

The following table summarizes the Company's recourse debt outstanding at June 30, 2002 and December 31, 2001:

------------------------------------------------------- ------------------------- --- -------------------------
                                                             June 30, 2002                December 31, 2001
                                                        -------------------------     -------------------------

  7.875% Senior Notes                                       $      46,280                $       57,969
  Capital lease obligations                                           128                           244
  Capitalized costs                                                    (8)                          (79)
                                                        -------------------------     -------------------------
                                                            $      46,400                $       58,134
------------------------------------------------------- ------------------------- --- -------------------------

As of June 30, 2002 and December 31, 2001, Dynex had $46,280 and $57,969, respectively, outstanding of its Senior Notes. On March 30, 2001, the Company entered into an amendment to the related indenture governing the Senior Notes whereby the Company pledged to the Trustee of the Senior Notes substantially all of the Company's unencumbered assets in its investment portfolio and the stock of its subsidiaries. In consideration of this pledge, the indenture was further amended to provide for the release of the Company from certain covenant restrictions in the indenture, and specifically provided for the Company's ability to make distributions on its capital stock in an amount not to exceed the sum of (i) $26,000, (ii) the cash proceeds of any "permitted subordinated indebtedness", (iii) the cash proceeds of the issuance of any "qualified capital stock", and (iv) any distributions required in order for the Company to maintain its REIT status. The Company has purchased Senior Notes in the open market from time-to-time. In April 2002, the Company purchased $550 of Senior Notes. On July 15, 2002, the Company satisfied and discharged the entire indebtedness under its Senior Notes.


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retire- ment Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a significant impact on the financial posi-tion, results of operations or cash flows of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets To Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The adoption of FAS No. 144 as of January 1, 2002 did not have a significant impact on the financial position, results of operations or cash flows of the Company.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in APB 30. Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items, as Dynex has done. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB 30 must be reclassified. The Company is in the process of evaluating this SFAS but believes it will not have a significant impact on the financial position, results of operations or cash flows of the Company.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Effective January 1, 2003, SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This SFAS applies to activities that are initiated after December 31, 2002. The Company has not yet assessed the impact of this statement on its financial position or results of operations.


NOTE 9 - PREFERRED STOCK

As of June 30, 2002 and December 31, 2001, the total liquidation preference on the Preferred Stock was $126,656 and $121,867, respectively, and the total amount of dividends in arrears on Preferred Stock were $27,563 and $22,771, respectively. Individually, the amount of dividends in arrears on the Series A, the Series B and the Series C were $6,674 ($6.73 per Series A share), $9,275 ($6.73 per Series B share) and $11,614 ($8.39 per Series C share) at June 30, 2002 and $5,513 ($5.56 per Series A share), $7,663 ($5.56 per Series B share) and $9,595 ($6.94 per Series C share) at December 31, 2001.


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


NOTE 11 - RELATED PARTY TRANSACTIONS

The Company has made a loan to Thomas H. Potts, president of the Company, as evidenced by a demand promissory note (the "Potts Note") which is secured by substantially all of the common stock of the company owned by Mr. Potts. Interest is charged on the Potts Note at the applicable short-term monthly applicable federal rate (commonly known as the AFR Rate) as published by the Internal Revenue Service. As of June 30, 2002 and December 31, 2001, the outstanding balance of the Potts Note was $184 and $369, respectively, and interest was current. On July 15, 2002, the Potts note was repaid in full and the Company released all of the shares pledged as collateral.


NOTE 12--DERIVATIVE FINANCIAL INSTRUMENTS

The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures ("Interest Rate Agreements") to manage its sensitivity to changes in interest rates. These Interest Rate Agreements are intended to provide income and cash flow to offset potential changes in net interest income and cash flow under certain interest rate environments. At the inception of the hedge, these instruments are designated as either hedge positions or trade positions using criteria established in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

For Interest Rate Agreements designated as cash flow hedging instruments, the Company evaluates the effectiveness of these hedges against the financial instrument being hedged under various interest rate scenarios. The effective portion of the gain or loss on an Interest Rate Protection Agreement designated as a hedge is reported in accumulated other comprehensive income, and the ineffective portion of such hedge is reported in income.

If the underlying asset, liability or commitment is sold or matures, the hedge is deemed partially or wholly ineffective, or the criteria that was executed at the time the hedge instrument was entered into no longer exists, the Interest Rate Agreement is no longer accounted for as a hedge. Under these circumstances, the accumulated change in the fair value of the hedging instrument is recognized in current income to the extent that the effects of interest rate or price changes of the hedged item have not offset the hedge results or otherwise previously been recognized in income.

The Company has entered into an interest rate swap, which matures on June 28, 2005, to mitigate its interest rate risk exposure on $100 million in notional value of its variable rate collateralized bonds, which finance a like amount of fixed rate assets. Under the agreement, the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on one month LIBOR on the same amount. This contract has been treated as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of comprehensive income. In June, 2002, the Company recognized $374 in comprehensive income on this transaction.

For Interest Rate Agreements entered into for trading purposes, realized and unrealized changes in fair value of these instruments are recognized in the consolidated statements of operations as trading activities in the period in which the changes occur or when such trading instruments are terminated. Amounts payable to or receivable from counterparties, if any, are included on the consolidated balance sheets in other assets or other liabilities. In June 2002, the Company entered into a $100,000 notional short position on 5-Year Treasury Notes futures contracts expiring in September 2002. The Company entered into this position to, in effect, to mitigate its exposure to rising interest rates on a like amount of floating-rate liabilities. These instruments fail to meet the hedge criteria of SFAS No. 133, and therefore are accounted for on a trading basis. During the three and six month periods ended June 30, 2002, the Company recognized $728 in trading gains related to these contracts. In August 2002, the Company terminated these contracts at a loss of $3,308.


NOTE 13 - NET GAIN (LOSS) ON SALES, WRITE-DOWNS, IMPAIRMENT CHARGES
          AND LITIGATION

The following table sets forth the composition of net gain (loss) on sales, write-downs and impairment charges for the six months ended June 30, 2002 and 2001.

       --------------------------------------------------------- --------------------------------------------
                                                                          Six months ended June 30,
                                                                 --------------------------------------------
                                                                        2002                     2001
                                                               --------------------     ---------------------
          Impairment charges                                   $  (6,975)                  $ (3,566)
          Litigation settlement                                        -                      7,111
          Other                                                      542                        433
        -----------------------------------------------------------------------------------------------------
                                                               $  (6,433)                  $  3,978
       ------------------------------------------------------------------------------------------------------

Impairment charges included $1,882 for the adjustment to the lower of cost or market for certain delinquent single-family mortgage loans not included in the securitization completed in April. Such loans were included in securities called by the Company, the balances of which were included in the securitization. Impairment charges also include other-than-temporary impairment of debt securities of $4,520 and $3,566 for 2002 and 2001, respectively.


NOTE 14 - RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to the issuance of its financial statements for the three months ended March 31, 2002 and the year ended December 31, 2001, the Company determined that the assets previously reported as debt securities subject to the requirements of SFAS No.115, " Accounting for Certain Investments in Debt and Equity Securities" were, in fact, collateralized borrowings, where the collateral being pledged as securities were loans that should have been accounted for under the requirements of SFAS No. 5, "Accounting for Contingencies" or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." As a result, the accompanying condensed consolidated financial statements for the three and six month period ended June 30, 2001 and the condensed consolidated balance sheet as of December 31, 2001 have been restated from the amounts previously reported to correct the accounting for these investments.

A summary of the significant effects of the restatement is as follows:

(amounts in thousands)                                                              December 31,               December 31,
                                                                                         2001                       2001
                                                                                  --------------------      ---------------------
                                                                                    (As Previously             (As Restated)
                                                                                       Reported)
Collateral for collateralized bonds                                                 $    2,404,157            $    2,473,203
Total investments                                                                        2,480,533                 2,549,579
Total assets                                                                             2,500,812                 2,569,859

Accumulated other comprehensive loss                                                $      (83,872)           $      (14,825)
Total stockholders' equity                                                                 173,063                   242,110


                                                          Three Months Ended June 30                 Six Months Ended June 30
                                                          --------------------------                 ------------------------
                                                          2001                 2001                 2001                 2001
                                                          ----                 ----                 ----                 ----
                                                       (As Previously                           (As Previously
                                                          Reported)         (As Restated)           Reported)          (As Restated)
Provision for losses                                      $(6,589)            $ (4,806)           $ (13,177)            $ (9,611)
Net interest margin                                         6,411                8,194               10,251               13,817
Net (loss) gain on sales, write-downs, impairment
  charges, and litigation                                     457               (1,326)               7,544                3,978

The restatement had no effect on income before extraordinary items, net income, or related per share amounts.


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

As discussed in Note 14 to the condensed consolidated financial statements included in Item 1, the Company has restated its financial statements as of December 31, 2001 and for the three and six-month period ended June 30, 2001. The following management discussion and analysis takes into account the effects of the restatement. The Company intends to amend its Annual Report of Form 10-K for the year ended December 31, 2001 and its quarterly report on Form 10-Q for the quarterly period ended March 31, 2002 to include the restated financial statements as soon as practicable

The Company is a financial services company, which invests in a portfolio of securities and investments backed principally by single family mortgage loans, commercial mortgage loans, manufactured housing installment loans and delinquent property tax receivables. These loans were funded primarily by the Company's loan production operations or purchased in bulk in the market. Historically, the Company's loan production operations have included single-family mortgage lending, commercial mortgage lending and manufactured housing lending. Through its specialty finance business, the Company also has provided for the purchase and management of delinquent property tax receivables. The Company no longer originates loans. Loans funded through the Company's production operations have generally been pooled and pledged (i.e. securitized) as collateral for non-recourse bonds ("collateralized bonds"), which provided long-term financing for such loans while limiting credit, interest rate and liquidity risk. The Company has elected to be treated as a real estate investment trust ("REIT") for federal income tax purposes under the Internal Revenue Code of 1986, as amended, and, as such, must distribute substantially all of its taxable income to shareholders. Provided that the Company meets all of the prescribed Internal Revenue Code requirements for a REIT, the Company will generally not be subject to federal income tax.

The Company owns the right to call adjustable-rate and fixed-rate mortgage pass-through securities previously issued and sold by the Company once the outstanding balance of such securities reaches a call trigger, generally either 10% or less of the original amount issued or a specified date. At June 30, 2002, the aggregate callable balance of such securities at the time of the projected call is approximately $136.0 million, relating to 12 securities. The Company may or may not elect to call one or more of these securities when eligible to call. During the first six months of 2002, the Company initiated the call of seventeen securities with a balance of $592 million. All securities acquired pursuant to such calls were included in a securitization completed by the Company in April 2002. The Company expects to call five additional securities in 2002 with a call balance of approximately $15 million and may call additional securities in the future.

On April 25, 2002, the Company completed the securitization of $602,000 of single-family mortgage loans and the associated issuance of $605,000 of collateralized bonds. Of the $602,000 of single-family mortgage loans securitized, $447,000 million were loans which were already owned by the Company and $155,000 represented new loans from the purchase of adjustable-rate and fixed-rate mortgage backed securities from third parties pursuant to certain call rights owned by the Company. The securitization was accounted for as a financing; thus the loans and associated bonds were included in the accompanying consolidated balance sheet as assets and liabilities of the Company. Net cash proceeds to the Company from the securitization were approximately $24 million. The Company used the proceeds from the securitization toward repayment of the Senior Notes due July 15, 2002. Approximately $12 million of delinquent loans were not included in the securitization and were retained by the Company.

The Board of Directors continues to evaluate business strategies to improve overall shareholder value. Such strategies include the possible acquisition of a depository institution. The Company is also reviewing other near-term and longer-term alternatives for improving overall shareholder value. The Board of Directors has not, as yet, established a timetable for the completion of the review of such alternatives.

                              FINANCIAL CONDITION
(amounts in thousands)

      -------------------------------------------------- ------------------------- ---------------------
                                                              June 30, 2002         December 31, 2001
      -------------------------------------------------- ------------------------- ---------------------
      Investments:
           Collateral for collateralized bonds                         $2,344,885            $2,473,203
           Securities                                                       2,992                 5,508
           Other investments                                               58,212                63,553
           Loans                                                           14,820                 7,315

      Non-recourse debt - collateralized bonds                          2,192,616             2,264,213
      Recourse debt                                                        46,400                58,134

      Shareholders' equity                                                240,307               242,110

      -------------------------------------------------- ------------------------- ---------------------

Collateral for collateralized bonds

Collateral for collateralized bonds consists of loans and securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family housing, fixed-rate loans secured by first liens on multifamily and commercial properties, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. As of June 30, 2002, the Company had 23 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $2.34 billion at June 30, 2002 compared to $2.47 billion at December 31, 2001. This decrease of $0.13 billion is primarily the result of $250.4 million in paydowns on the collateral, additional reserves for losses of $8.7 million and market value adjustments of $25.8 offset by the addition of $154.9 million of new collateral which was included in the April securitization.

Below is a summary as of June 30, 2002, by each series where the fair value exceeds $0.5 million of the Company's net investment in collateralized bond securities. The tables that follow are meant to show the Company's net economic investment in each of the securities presented below, and is not meant to present the Company's investment in collateral for collateralized bonds or collateralized bonds in accordance with generally accepted accounting principles applicable to the Company's transactions. The Company master services four of its collateralized bond securities. Structured Asset Securitization Corporation (SASCO) 2002-09 is master-serviced by Wells Fargo Bank. CCA One Series 2 and Series 3 are master-serviced by Bank of New York. Monthly payment reports for those securities master-serviced by the Company may be found on the Company's website at www.dynexcapital.com.


---------------------------------------------------------------------------------------------------------------------------
(amounts in                                                              Principal
thousands)                                              Principal        balance of        Principal      Amortized Cost
                                                        balance of     collateralized   Balance of Net     Basis of Net
 Collateralized Bond         Collateral Type            collateral         bonds          Investment        Investment
     Series (1)                                          pledged       outstanding to
                                                                       third parties
---------------------------------------------------------------------------------------------------------------------------

MERIT Series 11A      Debt securities backed by
                      Single-family loans and           $  370,139        $  331,865       $   38,274        $   41,763
                      Manufactured housing loans

MERIT Series 12-1     Manufactured housing loans           268,117           240,280           27,837            25,673


MERIT Series 13       Manufactured housing loans           325,004           285,751           39,253            34,427


SASCO 2002-9          Single family loans                  568,201           561,812            6,389            10,100

MCA One Series 1      Commercial mortgage loans             85,601            81,052            4,549              (439)

CCA One Series 2      Commercial mortgage loans            297,514           278,260           19,254             8,340

CCA One Series 3      Commercial mortgage loans            411,574           366,301           45,273            55,940
---------------------------------------------------------------------------------------------------------------------------
                                                         2,326,150         2,145,321          180,829           175,804
On-balance sheet reserves for credit losses                                                   (21,859)          (21.859)
---------------------------------------------------------------------------------------------------------------------------
                                                        $2,326,150        $2,145,321       $  158.970        $  153,945
---------------------------------------------------------------------------------------------------------------------------

(1)  MERIT stands for MERIT Securities Corporation; MCA stands for Multifamily Capital Access One, Inc. (now known as Commercial
     Capital Access One, Inc.); and CCA stands for Commercial Capital Access One, Inc.  Each such entity is a wholly owned limited purpose subsidiary of the Company.  SASCO stands for Structured Asset Securitization Corporation.

The following table summarizes the fair value of the Company's net investment in collateralized bond securities, the various assumptions made in estimating value, the unrealized gain (loss) on the Company's net investment and the cash flow received from such net investment during the six months ended June 30, 2002.


-----------------------------------------------------------------------------------------------------------------------------
                                               Fair Value Assumptions                                ($ in thousands)
                        ----------------------------------------------------------------------
                                                                                                                 Cash flows
                          Weighted-average                            Projected cash flow     Fair value of       received
  Collateralized Bond    prepayment speeds          Losses             termination date            net            in 2002,
        Series                                                                                investment (1)       net (2)
-----------------------------------------------------------------------------------------------------------------------------

MERIT Series 11A         42%-60% CPR on SF   3.3% annually on     Anticipated final maturity
                        securities; 12% CPR  MH securities        in 2025
                          on MH securities                                                           $39,351         $15,160

MERIT Series 12-1             11% CPR        2.9% annually on     Anticipated final maturity
                                             MH Loans             in 2027                              2,971             469


MERIT Series 13               12% CPR        4.0% annually        Anticipated final maturity
                                                                  in 2026                              3,318             529


SASCO 2002-9 (5)              30% CPR        0.15% annually       Anticipated call date in
                                                                  2005                                28,166           4,562

MCA One Series 1                (3)          Losses of $2,096 in   Anticipated final
                                             2004, $1,500 in      maturity in 2018                     1,760              55
                                             2006 and $1,000 in
                                             2008

CCA One Series 2                (4)          0.60% annually        Anticipated call date in
                                             beginning in 2003    2012                                 7,892             861

                                             0.60% annually        Anticipated call date in
CCA One Series 3                (4)          beginning in 2004    2009                                20,961           1,226
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                    $104,419         $22,862
-----------------------------------------------------------------------------------------------------------------------------

(1) Calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows were based on the level of interest rates as of June 30, 2002, and incorporates the resetting of the interest rates on the adjustable rate assets to a level consistent with the respective index level as of June 30, 2002. Increases or decreases in interest rates and index levels from June 30, 2002 would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.
(2) Cash flows received by the Company during the six months ended June 30, 2002, equal to the excess of the cash flows received on the collateral pledged, over the cash flow requirements of the collateralized bond security
(3)  Computed at 0% CPR through June 2008,  then 20% CPR thereafter
(4)  Computed at 0% CPR until the respective call date
(5)  SASCO 2002-9 was completed on April 25, 2002.

The following table compares the fair value of these investments at various discount rates, but otherwise using the same assumptions as set forth for the two immediately preceding tables:

-----------------------------------------------------------------------------------------------------------------------------
                                                Fair Value of Net Investment
-----------------------------------------------------------------------------------------------------------------------------
Collateralized Bond Series                       12%                   16%                   20%                   25%
-----------------------------------------------------------------------------------------------------------------------------
MERIT Series 11A                          $    44,599           $    39,351           $    35,266           $    31,272
MERIT Series 12-1                               3,055                 2,971                 2,854                 2,689
MERIT Series 13                                 3,429                 3,318                 3,187                 3,011
SASCO 2002-9                                   30,194                28,166                26,301                24,178
MCA One Series 1                                2,086                 1,760                 1,509                 1,271
CCA One Series 2                                9,509                 7,892                 6,687                 5,580
CCA One Series 3                               25,533                20,961                17,369                13,921
------------------------------------- --------------------- --------------------- --------------------- ---------------------
                                          $   118,405           $   104,419           $    93,173           $    81,922
------------------------------------- --------------------- --------------------- --------------------- ---------------------

Other investments. Other investments at June 30, 2002 consist primarily of delinquent property tax receivables. Other investments decreased from $63.6 million at December 31, 2001 to $58.2 million at June 30, 2002. This decrease is primarily the result of pay-downs of delinquent property tax receivables that totaled $9.3 million during the six months ended June 30, 2002, partially offset by the amortization of discounts recorded to accumulated other comprehensive loss.

Loans. Loans increased from $7.3 million at December 31, 2001 to $14.8 million at June 30, 2002 as the result of the exclusion of approximately $12 million of delinquent single-family loans not included in the April securitization. This increase was partially offset by pay downs during the first six months of 2002.

Non-recourse debt. Collateralized bonds issued by the Company are recourse only to the assets pledged as collateral, and are otherwise non-recourse to the Company. Collateralized bonds decreased from $2.3 billion at December 31, 2001 to $2.2 billion at June 30, 2002. This decrease was primarily a result of principal payments received on the associated collateral pledged which were used to pay down the collateralized bonds in accordance with the respective indentures.

Recourse debt. Recourse debt decreased to $46.4 million at June 30, 2002 from $58.1 million at December 31, 2001. This decrease was due to $11.7 million of purchases of the July 2002 Senior Notes.

Shareholders' equity. Shareholders' equity decreased to $240.3 million at June 30, 2002 from $242.1 million at December 31, 2001. This decrease was a combined result of a $2.7 million increase in the net unrealized loss on investments available-for-sale from $14.8 million at December 31, 2001 to $17.5 million at June 30, 2002 partially offset by net income of $0.9 million during the six months ended June 30, 2002.

                              RESULTS OF OPERATIONS

                                                      Three months ended June 30,               Six months ended June 30,
---------------------------------------------     -------------------------------------    --------------------------------------
(amounts in thousands except per share                 2002                 2001                2002                 2001
information)
---------------------------------------------     ----------------     ----------------    -----------------    -----------------
Net interest margin                                 $      7,013         $      8,194        $     10,870         $     13,817
Net (loss) gain on sales, write-downs,
   impairment charges and litigation                      (4,378)              (1,326)             (6,433)               3,978
Trading gains (losses)                                       728               (1,958)                728               (1,720)
General and administrative expenses                        2,625                2,634               4,518                4,477
Extraordinary item - (loss) gain on
   extinguishment of debt                                   (539)                 573                (162)               2,844
Net income
                                                             398                2,772                 880               14,422
Preferred stock (charges) benefits                        (2,396)              10,493              (4,792)               7,265
Net (loss) income applicable to common shareholders       (1,998)              13,265              (3,912)              21,687

Basic and  diluted net (loss) income per
   common share before extraordinary gain           $      (0.13)         $      1.11         $     (0.34)         $      1.65
Basic and  diluted net (loss) income per
   common share                                     $      (0.18)         $      1.16         $     (0.36)         $      1.90
Dividends declared per share:
   Common                                           $          -          $          -        $          -         $         -
   Preferred:
     Series A                                       $          -          $      0.2925       $          -         $    0.2925
     Series B                                       $          -          $      0.2925       $          -         $    0.2925
     Series C                                       $          -          $      0.3649       $          -         $    0.3649
--------------------------------------------- --- ---------------- --- ---------------- -- ----------------- -- -----------------

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001. The decrease in net income and net income per common share during the six months ended June 30, 2002 as compared to the same period in 2001 is primarily the result of several positive non-recurring items in 2001, including the favorable settlement of litigation, and the extraordinary gain related to the early extinguishment of $38.9 million of the Company's July 2002 Notes in 2001. The decrease in net income during the three months ended June 30, 2002 as compared to the same period in 2001 is a result of the decline in net interest margin. Net income to common shareholders basic and diluted earnings per common share for the second quarter 2001 reflect the discount to book value of the purchase price of the Company's Series A, Series B, and Series C Preferred Stock tendered pursuant to the tender offer for the Preferred Stock completed on June 8, 2001, and the associated cumulative dividend in arrears on those tendered shares, which were cancelled.

Net interest margin for the six months ended June 30, 2002 decreased to $10.9 million from $13.8 million for the same period for 2001. This decrease was primarily the result of an increase in provision for losses of $1.3 million and the non-accrual of interest on property tax receivables during the six months ended June 30, 2002. $2.8 million of interest on property tax receivables was accrued during the six months ended June 30, 2001. The increase in provision for losses was a result of increasing the reserve for losses on various manufactured housing loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk. These increases were partially offset by a $1.5 million decrease in interest expense for the Senior Notes.

Net (loss) gain on sales, write-downs, impairment charges and litigation declined by $10.5 million, from a gain of $4.0 million during the six months ended June 30, 2001, to a loss of $6.4 million during the six months ended June 30, 2002. During the six months ended June 30, 2001, the Company favorably resolved litigation for $7.1 million, net of legal expenses. During the six months ended June 30, 2002, the Company experienced a $1.9 loss on valuation adjustment on a group of loans which were not included in the SASCO 2002-9 securitization but were retained and reported at the lower of cost or market.

The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                  Average Balances and Effective Interest Rates

------------------------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended June 30,                      Six Months Ended June 30,
                                       ---------------------------------------------- ----------------------------------------------
(amounts in thousands)                          2002                   2001                    2002                    2001
------------------------------------------------------------------------------------------------------------------------------------
                                        Average    Effective   Average     Effective   Average     Effective   Average    Effective
                                        Balance      Rate      Balance       Rate      Balance       Rate      Balance      Rate
                                       ---------------------- ------------ ---------- ------------ ---------------------------------
Interest-earning assets: (1)
   Collateral for collateralized
     bonds (2) (3)                      $2,381,822     7.47%   $2,905,337     7.78%    $2,373,907     7.35%   $2,990,618     7.86%
   Securities                                3,823    35.02        11,353    10.89          4,581    19.95        11,615    10.34
   Other investments                        74,579    (0.30)       35,845    14.01         76,276    (0.21)       35,988    15.36
   Loans                                    14,603     3.13         3,596    11.47          8,785     4.60         4,956    13.21
   Cash                                     30,908     1.50        19,639     4.27         19,094     1.65        28,709     5.30
                                       ---------------------- ------------ ---------- ------------ ---------------------------------
     Total interest-earning assets     $ 2,505,587     7.18%  $ 2,975,770     7.84%   $ 2,482,643     7.08%  $ 3,071,886     7.95%
                                       ====================== ============ ========== ============ =================================

Interest-bearing liabilities:
   Non-recourse debt (3)                $2,226,869    5.59%    $2,638,813     6.51%    $2,209,681     5.65%   $2,710,052     6.82%
   Recourse debt - secured by
   collateralized bonds                          -       -         23,741     6.17              -        -        27,503     6.54
                                       ---------------------- ------------ ---------- ------------ ---------------------------------
                                         2,226,869    5.59      2,662,554     6.50      2,209,681     5.65     2,737,555     6.82

  Other recourse debt - secured             46,395    8.10         69,083     8.51         48,492     8.12        84,061     8.29
                                       ---------------------- ------------ ---------- ------------ ---------------------------------
     Total interest-bearing liabilities $2,273,264    5.64%    $2,731,637     6.55%    $2,258,173     5.71%   $2,821,616     6.87%
                                       ============  ======== ============ ========== ============ =================================
Net interest spread on all
 investments (3)                                      1.54%                   1.29%                   1.38%                  1.08%
                                                   ==========              ==========              ==========             ==========
Net yield on average interest-earning
  assets (3)                                          2.07%                   1.83%                   1.89%                  1.64%
                                                   ==========              ==========              ==========             ==========
------------------------------------------------------------------------------------------------------------------------------------

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $601 and $490 for the three months ended June 30, 2002 and 2001, respectively, and $568 and $463 for the six months ended June 30, 2002 and 2001, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses. If included, the effective rate on interest-bearing liabilities would be 5.76% and 6.66% for the three months ended June 30, 2002 and 2001, respectively, and 5.86% and 6.99% for the six months ended June 30, 2002 and 2001, respectively, while the net yield on average interest-earning assets would be 1.12% and 1.09% for the three months ended June 30, 2002 and 2001, respectively, and 1.24% and 1.14% for the six months ended June 30, 2002 and 2001, respectively.

The net interest spread increased 25 basis points, to 154 basis points for the three months ended June 30, 2002 from 129 basis points for the same period in 2001 (each basis point is 0.01%). The net interest spread for the six months ended June 30, 2002 also improved relative to the same period in 2001, to 138 basis points from 108 basis points. The improvement in the Company's net interest spread can be attributed to a decline in the cost of interest-bearing liabilities from the respective 2001 period, which have declined as a result in the decline of One-Month LIBOR due to the reduction in short-term interest rates by the Federal Reserve. This was partially offset by the discontinuance of accrual of interest on the Company's investment in delinquent property tax
receivables   in   2002.   The   majority   of   the   Company's   variable-rate
interest-bearing liabilities are indexed relative to One-Month LIBOR. Interest-bearing liability costs declined 91 basis points and 116 basis points for the three- and six-month periods ended June 30, 2002, respectively, compared to the same period in 2001. For the three month period ended June 30, 2002, there has been a lesser decline in the effective interest-earning yield on the collateral for collateralized bonds due to the `reset' lag and `floors' (the loans generally adjust or `reset' every six or twelve months and are generally limited to maximum adjustments upwards or downwards of 1% each six months) on the approximate $607 million in single-family and manufactured housing ARM loans that comprise a portion of the collateral for collateralized bonds. The Company would expect its net interest spread on its interest-earning assets for the balance of 2002 to decrease as rates on adjustable collateral loans continue to adjust downward while rates on collateralized bonds remain flat or begin to adjust upward. The average One-Month LIBOR rate declined to 1.85% for the three and six-month periods ended June 30, 2002 from 5.52% and 4.91%, respectively, for the three and six-month periods ended June 30, 2001.

From June 30, 2001 to June 30, 2002, average interest-earning assets declined $589 million, or approximately 19%. A large portion of such reduction relates to paydowns on the Company's adjustable-rate single-family mortgage loans. The Company's portfolio as of June 30, 2002 consists of $606.5 million of adjustable rate assets and $1.7 billion of fixed-rate assets. The Company currently finances approximately $289.3 million of the fixed-rate assets with non-recourse LIBOR based floating-rate liabilities. The Company, through the use of an interest-rate swap, converted $100 million of such floating-rate liabilities into fixed rate. Assuming short-term interest rates stay at or about current levels, the single-family ARM loans should continue to reset downwards in rate (subject to the floors) which will have the impact of reducing net interest spread in future periods.

Interest Income and Interest-Earning Assets. At June 30, 2002, $1.7 billion of the investment portfolio consists of loans which pay a fixed-rate of interest. Also at June 30, 2002, approximately $606.5 million of the investment portfolio is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 73% of the ARM loans underlying the ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 15% of the ARM loans are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and ARM and fixed mortgage securities by type of underlying loan. This table excludes derivative and residual securities, other investments and loans held for sale.

                      Investment Portfolio Composition (1)
                                 ($ in millions)

---------------------------- ------------------ ------------------ ------------------- ------------------ ------------------
                                                                     Other Indices
                              LIBOR Based ARM     CMT Based ARM        Based ARM              Fixed-Rate
                                   Loans              Loans              Loans                   Loans               Total
---------------------------- ------------------ ------------------ ------------------- ------------------ ------------------
2001, Quarter 3                    527.4             173.2                78.2                  1,802.4            2,581.2
2001, Quarter 4                    472.4             144.6                73.6                  1,765.8            2,456.4
2002, Quarter 1                    410.2             100.2                65.7                  1,725.1            2,301.2
2002, Quarter 2                    452.6              90.1                63.8                  1,740.2            2,346.7
---------------------------- ------------------ ------------------ ------------------- ------------------ ------------------

(1) Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed-rate mortgage securities.

The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, net premium on the collateral for collateralized bonds, ARM securities, fixed-rate mortgage securities at June 30, 2001, was $18.3 million, or approximately 0.78% of the aggregate balance of collateral for collateralized bonds, ARM securities and fixed-rate securities. The $18.3 million net premium consists of gross collateral premiums of $42.7 million, less gross collateral discounts of $24.4 million. Of the $42.7 million in gross premiums on collateral, $30.7 million relates to the premium on multifamily and commercial mortgage loans with a principal balance of $795.8 million at June 30, 2002, and that have average prepayment lockouts or yield maintenance to 2008. Net premium on such multifamily and commercial loans is $24.9 million. Amortization expense as a percentage of principal pay-downs has increased from 1.31% for the three months ended June 30, 2001 to 1.51% for the same period in 2002. The principal prepayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 17% for the three months ended June 30, 2002. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans.

                         Premium Basis and Amortization
                                 ($ in millions)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                             Amortization
                                                                           CPR                             Expense as a % of
                                                  Amortization         Annualized           Principal         Principal
                            Net Premium              Expense               Rate             Paydowns           Paydowns
-------------------------------------------------------------------------------------------------------------------------
2001, Quarter 3                   23.7                  2.1                28%                162.9              1.30%
2001, Quarter 4                   22.4                  1.8                24%                122.0              1.46%
2002, Quarter 1                   20.0                  2.4                26%                150.9              1.59%
2002, Quarter 2                   18.3                  1.5                17%                 99.4              1.51%
-------------------------------------------------------------------------------------------------------------------------

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

The following table summarizes the aggregate principal amount of collateral for collateralized bonds and ARM and fixed-rate mortgage pass-through securities outstanding; the direct credit exposure retained by the Company (represented by the amount of over-collateralization pledged and subordinated securities owned by the Company), net of the credit reserves and discounts maintained by the Company for such exposure; and the actual credit losses incurred for each year. For 2002 and 2001, the table includes any subordinated security retained by the Company, whereas in prior years the table included only subordinated securities rated below "BBB" by one of the nationally recognized rating agencies.

The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $30.3 and a remaining deductible aggregating $2.0 million on $108 million of securitized single family mortgage loans which are subject to such reimbursement agreements; guarantees aggregating $28.7 million on $308.3 million of securitized commercial mortgage loans, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; and $326 million of securitized single family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 39% on such policies before the Company would incur losses.

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)

----------------------------------------------------------------------------------------------------------------------
                           Outstanding Loan     Credit Exposure, Net    Actual Credit   Credit Exposure, Net of Credit
                          Principal Balance     of Credit Reserves        Losses         Reserves to Outstanding Loan
                                                                                                    Balance
----------------------------------------------------------------------------------------------------------------------
2001, Quarter 3               2,771.2                 130.4                 9.2                   4.71%
2001, Quarter 4               2,588.4                 153.5                 7.1                   5.93%
2002, Quarter 1               2,423.0                 141.8                 6.0                   5.85%
2002, Quarter 2               2,437.8                 114.6                 8.4                   4.70%

The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which the Company has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding collateral balance have increased to 2.78% at June 30, 2002 from 1.87% at June 30, 2001 primarily due to four commercial loans which have become delinquent; one of which has subsequently been brought current. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio.

                           Delinquency Statistics (1)

-------------------------------------------------------------------------------------------------------------------------
                                                              90 days and over delinquent
                                 60 to 90 days delinquent                 (2)                          Total
-------------------------------------------------------------------------------------------------------------------------
2001, Quarter 3                            0.39%                         1.61%                         2.00%
2001, Quarter 4                            0.28%                         1.99%                         2.27%
2002, Quarter 1                            0.76%                         1.83%                         2.59%
2002, Quarter 2                            0.59%                         2.19%                         2.78%

(1)  Excludes other investments and loans held for sale or securitization.
(2)  Includes foreclosures, repossessions and REO.

Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a significant impact on the financial position, results of operations or cash flows of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30)" for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The adoption of SFAS No. 144 did not have a significant impact on the financial position, results of operations or cash flows of the Company.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in APB 30. Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items, as Dynex has done. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB 30 must be reclassified.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Effective January 1, 2003, SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This SFAS applies to activities that are initiated after December 31, 2002. The Company has not yet assessed the impact of this statement on its financial position or results of operations.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations from a variety of sources. These sources have included cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments. In addition, while the Company was operating its loan production operations, the Company generated cash flow from common stock offerings including through the dividend reinvestment plan, short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of collateralized bonds). Since 1999, the Company has focused on substantially reducing its recourse debt and minimizing its capital requirements. Effective July 15, 2002, with the repayment in full of the July 2002 Senior Notes, the Company has essentially repaid all remaining outstanding recourse debt. Furthermore, the Company's investment portfolio continues to provide positive cash flow, which can be utilized by the Company for reinvestment or other purposes. Cash at June 30, 2002 was $55.8 million of which $48.1 million was used to pay off the Senior Notes on July 15, 2002. .Should the Company's future operations require access to sources of capital such as lines of credit and repurchase agreements, the Company believes that it would be able to access such sources.

Non-recourse Debt. Dynex, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At June 30, 2002, Dynex had $2.2 billion of collateralized bonds outstanding.

Recourse Debt. As of June 30, 2002, the Company has $46.3 million outstanding of its senior notes issued in July 1997 and due July 15, 2002 (the "Senior Notes"). On March 30, 2001, the Company entered into an amendment to the related indenture governing the Senior Notes (the "Supplemental Indenture") whereby the Company pledged to the Trustee of the Senior Notes substantially all of the Company's unencumbered assets and the stock of its material subsidiaries. In consideration of this pledge, the indenture was further amended to provide for the release of the Company from certain covenant restrictions in the indenture, and specifically provided for the Company's ability to make distributions on its capital stock in an amount not to exceed the sum of (a) $26 million, (b) the cash proceeds of any "permitted subordinated indebtedness", (c) the cash proceeds of the issuance of any "qualified capital stock", and (d) any distributions required in order for the Company to maintain its REIT status. In addition, the Company entered into a Purchase Agreement with holders of 50.1% of the Senior Notes which require the Company to purchase, and such holders to sell, their respective Senior Notes at various discounts based on a computation of the Company's available cash. The discounts provided for under the Purchase Agreement are as follows: by April 15, 2001, 10%; by July 15, 2001, 8%; by October 15, 2001, 6%; by January 15, 2002, 4%; by March 1, 2002, 2%; thereafter until maturity, 0%. Through June 30, 2002, the Company has retired $50,420 of Senior Notes for $46,297 in cash under the Purchase Agreement, and the Company had no further obligations under such Purchase Agreement.

On July 15, 2002, the Company satisfied and discharged the entire indebtedness on the Senior Notes. Collateral pledge to secure the Senior Notes was released and the Company was released from all associated operating and distribution restrictions .

                                     Table 1
                         Non-GAAP Net Balance Sheet (1)
                                ($ in thousands)

                                                                             June 30, 2002
                                                                            -----------------
ASSETS
Investments:
   Collateral for collateralized bonds                                         $  2,344,885
   Less:  Collateralized bonds issued                                            (2,192,818)
                                                                            -----------------
     Net investment in collateralized bonds securities                              152,067
   Securities                                                                         2,992
   Other investments                                                                 58,211
   Loans                                                                             14,820
                                                                            -----------------
                                                                                    228,090

   Cash                                                                              55,831
   Other assets                                                                       5,979
                                                                            -----------------
                                                                               $    289,900
                                                                            =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable                                                               $     46,400
   Other liabilities                                                                  3,193
                                                                            -----------------
                                                                                     49,593
                                                                            -----------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share                                         94,586
    Common stock, par value $.01 per share                                              109
   Additional paid-in capital                                                       364,743
   Accumulated other comprehensive loss                                             (17,508)
   Accumulated deficit                                                             (201,623)
                                                                            -----------------
                                                                                    240,307
                                                                            -----------------
                                                                               $    289,900
                                                                            =================

     (1) This presents the balance sheet where the collateralized bonds are "netted" against the collateral for collateralized bonds. This presentation does not comply with generally accepted accounting principles applicable to the Company's transactions. Management has included this table to illustrate the Company's net investment in the collateralized bonds, which represents its economic interest in the collateralized bond securities.

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

Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

Economic Conditions. The Company is affected by general economic conditions. The risk of defaults and credit losses could increase during an economic slowdown or recession. This could have an adverse effect on the performance of the Company's securitized loan pools and on the Company's overall financial performance.

Capital Resources. Cash flows from our portfolio are subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses.

Interest Rate Fluctuations. The Company's income depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently pledged as collateral for collateralized bonds by the Company are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse debt, approximately $289.3 million of which is variable rate. In addition, a significant amount of the investments held by the Company is adjustable-rate collateral for collateralized bonds. These investments are financed through non-recourse long-term collateralized bonds. The net interest spread for these investments could decrease materially during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps, whereas the related borrowing have no delayed resets or such interest rate caps.

Defaults. Defaults by borrowers on loans securitized by the Company and where it has retained credit risk may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company. The allowance for losses is calculated on the basis of historical experience and management's best estimates. Actual default rates or loss severity may differ from the Company's estimate as a result of economic conditions. In particular, the default rate and loss severity on the Company's portfolio of manufactured housing loans has been higher than initially estimated. Actual defaults on ARM loans may increase during a rising interest rate environment. The Company believes that its reserves are adequate for such risks on loans that were delinquent as of June 30, 2002.

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

Depository Institution Strategy. The Company intends to explore the formation or acquisition of a depository institution. However, the pursuit of this strategy is subject to the outcome of the Company's investigation. No business plan has been prepared for such strategy. Therefore, any forward-looking statement made is subject to the outcome of a variety of factors that are unknown at this time.

     Competition. The financial services industry is a highly competitive market. Increased competition in the market has adversely affected the Company, and may continue to do so.

Regulatory Changes. The Company's businesses as of June 30, 2002 are not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables.

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

The Company monitors the aggregate cash flow, projected net yield and market value of its investment portfolio under various interest rate and prepayment assumptions. While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may only be minimally impacted.

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

The following table summarizes the Company's net interest margin cash flow sensitivity analysis as of June 30, 2002. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a parallel shift in interest rates, as discussed above. Other investments are excluded from this analysis because they are not interest rate sensitive. The "Base" case represents the interest rate environment as it existed as of June 30, 2002. At June 30, 2002, one-month LIBOR was 1.84% and six-month LIBOR was 1.96%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's assets and liabilities, and there are likely to be such changes in the future.

                                               % Change in Net
         Basis Point                           Interest Margin
     Increase (Decrease)                        Cash Flow From
      in Interest Rates                           Base Case
------------------------------            ---------------------------
            +200                                   (14.4)%
            +100                                    (7.9)%
            Base
            -100                                      9.2%
            -200                                     19.3%

Approximately $607 million of the Company's investment portfolio as of June 30, 2002 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 73% and 15% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

The remaining portion of the Company's investment portfolio as of June 30, 2002, approximately $1.74 billion, is comprised of loans or securities that have coupon rates that are fixed. The Company has substantially limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds which approximated $1.3 billion as of June 30, 2002, and
(ii) equity, which was $240.3 million. Overall, the Company's interest rate risk is primarily related both to the rate of change in short term interest rates, and to the level of short-term interest rates.

In addition, the company has entered into an interest rate swap to mitigate its interest rate risk exposure on $100 million in notional value of its variable rate bonds. The swap agreement has been constructed such that the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on one month LIBOR on the same notional amount. The impact on cash flows from the interest rate swap has been included in the table above for each of the respective interest-rate scenarios.


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


Item 2.  Changes in Securities and Use of Proceeds

On April 25, 2002, the Company completed the issuance of $605 million of collateralized bonds. These bonds were collateralized by single-family loans aggregating $602 million, $447 million of which were loans already owned by the Company and $155 million of which represented new loans from the purchase of mortgage backed securities from third parties pursuant to certain call rights owned by the Company. The transaction has been accounted for as a financing; thus the loans and associated bonds are included in the Company's second quarter 2002 consolidated balance sheet as assets and liabilities of the Company. Cash proceeds from the securitization, net of related costs, was approximately $24 million. The Company used the proceeds from the securitization toward repayment of the Senior Notes due July 15, 2002.


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

      3.12 Amendments to the Bylaws of the Company.

    (b)    Reports on Form 8-K

           Current report on Form 8-K as filed with the Commission on April 29, 2002, regarding the settlement Agreement dated
           April 26, 2002, by and among Dynex Capital, Inc. and Leeward Capital LP, Leeward Investments, L.L.C., Mr. Eric Van
           der Porten and Mr. James M. Bogin.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DYNEX CAPITAL, INC.





                                      By:      /s/ Stephen J. Benedetti
                                           -------------------------------------
                                              Stephen J. Benedetti,
                                              Executive Vice President
                                              (authorized officer of registrant)


                                      By:      /s/ Stephen J. Benedetti
                                           -------------------------------------
                                               Stephen J. Benedetti
                                               (principal accounting officer)

Dated:  August 20, 2002

                                                                    Exhibit 3.12


                       CERTIFICATE OF AMENDMENT OF BYLAWS
                                       OF
                               DYNEX CAPITAL, INC.


     The undersigned, being the duly appointed Secretary of Dynex Capital, Inc., a Virginia corporation (the "Company"), hereby certifies that, by the unanimous vote of the Board of Directors at a meeting duly held on July 25, 2002, the Company's Amended and Restated Bylaws ("Bylaws") was amended as follows:


     (1) By adding a new Section 3.16 to Article III, to read in its entirety as follows:

               "SECTION 3.16 Parliamentary Authority. The rules contained in the current edition of Robert's Rules of Order Newly Revised shall govern the Company in all cases to which they are applicable and in which they are not inconsistent with these Bylaws and any special rules of order the Company may adopt."

     (2) By deleting the last sentence of Section 5.01 of Article V of the Bylaws and inserting in lieu thereof the following:

               "The Board of Directors may elect from among the members of the Board, a Chairman of the Board and Vice Chairman of the Board, both of whom need not be an officer of the Company."



Dated:  August 20, 2002


                                         /s/ STEPHEN J. BENEDETTI
                                        ---------------------------------------
                                        Stephen J. Benedetti, Secretary