Form 10-K/A
period 2001-12-31
DYNEX CAPITAL INC
filed 2002-09-18
CIK 826675

================================================================================



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
                          Commission file number 1-9819

                               DYNEX CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

                                Virginia                                                       52-1549373
     (State or other jurisdiction of incorporation or organization)                     (IRS Employer I.D. No.)
             4551 Cox Road, Suite 300, Glen Allen, Virginia                                      23060
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

================================================================================

                               DYNEX CAPITAL, INC.
                         2001 FORM 10-K/A ANNUAL REPORT

                                TABLE OF CONTENTS

     This filing of Form 10-K/A reflects restatement of the financial statements as discussed in Note 21 to the consolidated financial statements.

                                                                                                                        Page


                                     PART I

Item 1.        BUSINESS...................................................................................................1

Item 2.        PROPERTIES................................................................................................11

Item 3.        LEGAL PROCEEDINGS.........................................................................................11

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................11


                                     PART II

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................................11

Item 6.        SELECTED FINANCIAL DATA...................................................................................12

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS ....................................................................................13

Item 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................26

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  .............................................................27

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE..................................................................................28


                                    PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................................28

Item 11.       EXECUTIVE COMPENSATION....................................................................................28

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................................28

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................................28


                                     PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........................................28

SIGNATURES...............................................................................................................30

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

         Prior to December 31, 2000, the Company operated the majority of its lending and servicing activities out of a taxable affiliate, Dynex Holding, Inc. ("DHI"), and its subsidiaries, which were not consolidated for financial reporting or tax purposes but were accounted for in the Company's financial statement in a manner similar to the equity method. In December 2000, certain DHI subsidiaries were sold to the Company, and DHI was liquidated into the Company in a taxable liquidation transaction. Since that time, the surviving assets and liabilities and operations of DHI have been included in the consolidated financial results of the Company. Prior to 2000, the consolidated results of DHI have been included under the equity method of accounting.

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

         The Company also owns the right to purchase or redeem generally by class the collateralized bonds on its balance sheet once the outstanding balance of such bonds reaches 35% or less of the original amount issued or a specified date. The Company purchased all the classes of one series of collateralized bonds during 2001, and re-offered the bonds at a lower effective interest rate. The Company expects that two series of collateralized bonds will be redeemed in 2002, and that the Company will resecuritize the underlying collateral, which consists principally of single-family mortgage loans and securities.


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


                                 Securitization

         Since late 1995, the Company's predominate securitization structure has been collateralized bonds. Generally, for accounting and tax purposes, the loans and securities financed through the issuance of collateralized bonds are treated as assets of the Company, and the collateralized bonds are treated as debt of the Company. The Company earns the net interest spread between the interest income on the loans and securities and the interest and other expenses associated with the collateralized bond financing. The net interest spread is directly impacted by the credit performance of the underlying loans and securities, by the level of prepayments of the underlying loans and securities and, to the extent collateralized bond classes are variable-rate, may be affected by changes in short-term rates. The Company's investment in the collateralized bonds is typically referred to as the over-collateralization. The Company analyzes and values its investment in collateralized bonds on a "net investment basis" (i.e., the excess of the collateral pledged over the outstanding collateralized bonds, and the resulting net cash flow to the Company), as further discussed below.

Investment Portfolio

         Composition. The following table presents the balance sheet composition of the investment portfolio by investment type and the percentage of the total investments as of December 31, 2001 and 2000. Collateral for collateralized bonds and securities are presented at amortized cost basis, net or estimated fair value, other investments are presented at amortized cost, and loans held for sale are presented at the lower of cost or market.

--------------------------------------------- ---------------------------------------------------------------
                                                                    As of December 31,
                                                           2001                            2000
                                              ------------------------------- -------------------------------
(amounts in thousands)                            Balance        % of Total       Balance        % of Total
--------------------------------------------- ----------------- ------------- ----------------- -------------
Investments:
   Collateral for collateralized bonds
    Loans (at amortized cost, net)               $2,006,165          78.7%       $2,404,644          75.3%
    Debt securities (at fair value)                 467,038          18.3%          717,840          22.5%

   Securities:
     Adjustable-rate mortgage securities              1,740           0.1             4,266           0.1
     Fixed-rate mortgage securities                   1,245           0.1             1,400           0.0
     Derivative and residual securities               2,523           0.1             3,698           0.1
   Other investments                                 63,553           2.5            42,284           1.4
   Loans                                              7,315           0.2            19,102           0.6
--------------------------------------------- ----------------- ------------- ----------------- -------------
       Total investments                         $2,549,579         100.0%       $3,193,234         100.0%
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

         Other investments. Other investments consist primarily of delinquent property tax receivables. For December 31, 2000, other investments also includes a $9.5 million installment note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996. One pool of the delinquent property tax receivables was previously pledged as collateral for collateralized bonds, and in 2001 was reclassified to other investments concurrent with the repayment of the associated collateralized bonds outstanding to third parties. During 2001, the Company collected approximately $16.8 million on its delinquent property tax receivables, with collections of $8.3 million relating to Allegheny County, Pennsylvania, $7.5 million related to Cuyahoga County, Ohio and $1.0 million relating to various other jurisdictions.

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

Collateralized Bond Securities

         The  Company  analyzes  and values its  investment  in  collateral  for collateralized  bonds  on a net  investment  basis.  The  Company,  through  its subsidiaries, pledges collateral (i.e., single-family mortgage loans and securities, manufactured housing mortgage loans and securities, or commercial mortgage loans) for collateralized bond obligations that are issued based on the pledge of such collateral. These collateralized bonds are recourse only to the collateral pledged, and not to the Company. The structure created by the pledge of collateral and sale of the associated collateralized bonds is referred to hereafter as a "collateralized bond security". The "net investment in collateralized bond securities" generally represents the principal balance of the collateral pledged (plus any premiums and related costs and less any discounts) less the outstanding balance of the associated collateralized bonds owned by third parties. The Company generally has sold the investment grade classes of the collateralized bonds to third parties, and has retained the portion of the collateralized bond security that is below investment grade. The Company estimates the fair value of its net investment in collateralized bond securities as the present value of the projected cash flow from the collateral, adjusted for the impact of and assumed level of future prepayments and credit losses, less the projected principal and interest due on the bonds owned by third parties. Below is a summary as of December 31, 2001, by each series where the fair value exceeds $0.5 million of the Company's net investment in collateralized bond securities. The following tables show the Company's net economic investment in each of the securities presented below, and is not meant to present the Company's investment in collateral for collateralized bonds or collateralized bonds in accordance with generally accepted accounting principles applicable to the Company's transactions. As previously indicated the Company master services the majority of its collateralized bond securities. Monthly payment reports for those securities master-serviced by the Company may be found on the Company's website at www.dynexcapital.com

---------------------------------------------------------------------------------------------------------------------------
(amounts in                                                              Principal
thousands)                                              Principal        balance of        Principal      Amortized Cost
                                                        balance of     collateralized   Balance of Net     Basis of Net
 Collateralized Bond         Collateral Type            collateral         bonds          Investment        Investment
     Series (1)                                          pledged       outstanding to
                                                                       third parties
---------------------------------------------------------------------------------------------------------------------------

MERIT Series 11A      Single-family securities;
                      manufactured housing               $   454,982      $   405,075      $    49,907       $    49,228
                      securities

MERIT Series 12-1     Manufactured housing loans             283,666          254,087           29,579            27,545

MERIT Series 12-2     Single-family loans                    400,259          375,374           24,885            36,466

MERIT Series 13       Manufactured housing loans             344,545          300,379           44,166            39,768

MERIT Series 14-1     Single-family loans                    158,443          157,524              919             4,554

MERIT Series 14-2     Single-family loans                      3,136                -            3,136             3,192

MCA One Series 1      Commercial mortgage loans               88,097           83,354            4,743              (517)

CCA One Series 2      Commercial mortgage loans              300,033          277,930           22,103             8,551

CCA One Series 3      Commercial mortgage loans              415,169          369,881           45,288            58,430
---------------------------------------------------------------------------------------------------------------------------

                                                         $ 2,448,330      $ 2,223,604      $   224,726       $   227,217
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

         The following table summarizes the fair value of the Company's net investment in collateralized bond securities, the various assumptions made in estimating value, and the cash flow received from such net investment during 2001.

------------------------------------------------------------------------------------------------------------------------------
                                          Fair Value Assumptions                                ($ in thousands)
                        ------------------------------------------------------------
                                                                                                                 Cash flows
                          Weighted-average                         Projected cash   Fair value of               received in
  Collateralized Bond    prepayment speeds          Losses        flow termination       net                   2001, net (2)
        Series                                                          date        investment (1)
------------------------------------------------------------------------------------------------------------------------------

MERIT Series 11A         40%-60% CPR on SF
                        securities; 10% CPR  3.5% annually on      Anticipated
                          on MH securities   MH loans             final maturity       $  52,416                  $  22,042
                                                                  in 2025

MERIT Series 12-1              9% CPR        2.8% annually on MH   Anticipated
                                             Loans                final maturity           3,492                        794
                                                                  in 2027

MERIT Series 12-2             35% CPR        0.55% annually        Anticipated
                                                                  call date in            39,565                     19,814
                                                                  2002

MERIT Series 13               10% CPR        4.0% annually         Anticipated
                                                                  final maturity           4,027                        926
                                                                  in 2026

MERIT Series 14-1             35% CPR        0.2% annually         Anticipated
                                                                  call date in             7,311                      7,207
                                                                  2002

MERIT Series 14-2             50% CPR        10.0% annually        Anticipated
                                                                  call date in             2,959                      2,717
                                                                  2002

MCA One Series 1                (3)          Losses of $2,096 in   Anticipated
                                             2004, $1,500 in      final maturity
                                             2006 and $1,000 in   in 2018                  1,466                         63
                                             2008

CCA One Series 2                (4)          0.60% annually        Anticipated
                                             beginning in 2003    call date in             8,113                      1,724
                                                                  2012

CCA One Series 3                (4)          0.60% annually        Anticipated
                                             beginning in 2004     call date in            20,556                      2,778
                                                                   2009
------------------------------------------------------------------------------------------------------------------------------

                                                                                       $ 139,905                  $  58,065
------------------------------------------------------------------------------------------------------------------------------

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

         Credit Risk. Credit risk is the risk of loss to the Company from the failure by a borrower (or the proceeds from the liquidation of the underlying collateral) to fully repay the principal balance and interest due on a loan. A borrower's ability to repay, or the value of the underlying collateral, could be negatively influenced by economic and market conditions. These conditions could be global, national, regional or local in nature. Upon securitization of the pool of loans or securities backed by loans, the credit risk retained by the Company is generally limited to its net investment in the collateralized bond structure (also known as over-collateralization) and subordinated securities that it may retain from the securitization. The Company provides for reserves for expected losses based on the current performance of the respective pool of loans; however, if losses are experienced more rapidly due to market conditions than the Company has provided for in its reserves, the Company may be required to provide for additional reserves for these losses. The Company has credit risk related to debt securities and recognizes losses when incurred or when such security is deemed to be impaired on an other than temporary basis.

         The Company evaluates and monitors its exposure to credit losses and has established reserves and discounts for probable credit losses based upon anticipated future losses on the loans and securities, general economic conditions and historical trends in the portfolio. For loans and securities pledged as collateral for collateralized bonds, the Company considers its credit exposure to include over-collateralization. The Company has also retained subordinated securities from other securitizations. As of December 31, 2001, the Company's credit exposure on subordinated securities retained or as to over-collateralization was $233.0 million. The Company has reserves and discounts of $79.5 million relative to this credit exposure.

         The Company also has various other forms of credit enhancement which, based upon the performance of the underlying loans and securities, may provide additional protection against losses. Specifically, $169.0 million and $139.3 million of the commercial mortgage loans are subject to guarantees of $14.3 million and $14.4 million, respectively, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; $308 million of the single family mortgage loans in various pools are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 6% on such policies before the Company would incur losses; and $122.1 million of the single family mortgage loans are subject to various loss reimbursement agreements totaling $30.3 million with a remaining aggregate deductible of approximately $1.6 million. The Company is currently in dispute with the counter-party on the loss reimbursement agreements as to what constitutes qualifying losses. This matter is being pursued through court-ordered arbitration scheduled to begin in May 2002.

         The Company also has credit risk on the entire amount of investments that are not securitized. Such investments include loans and other investments that aggregated $70.9 million at December 31, 2001.

         Prepayment/Interest Rate Risk. The interest rate environment may also impact the Company. For example, in a rising rate environment, the Company's net interest margin may be reduced, as the interest cost for its funding sources could increase more rapidly than the interest earned on the associated asset financed. The Company's floating-rate funding sources are substantially based on the one-month London InterBank Offered Rate ("LIBOR") and reprice at least monthly, while the associated assets are principally six-month LIBOR or one-year Constant Maturity Treasury ("CMT") based and generally reprice every six to twelve months. Additionally, the Company has approximately $184 million of fixed-rate assets financed with floating-rate collateralized bond liabilities. In a declining rate environment, net interest margin may be enhanced for the opposite reasons. In a period of declining interest rates, however, loans and securities in the investment portfolio will generally prepay more rapidly (to the extent that such loans are not prohibited from prepayment), which may result in additional amortization expense of asset premium. In a flat yield curve environment (i.e., when the spread between the yield on the one-year Treasury security and the yield on the ten-year Treasury security is less than 1.0%), single-family adjustable rate mortgage ("ARM") loans and securities tend to rapidly prepay, causing additional amortization of asset premium. In addition, the spread between the Company's funding costs and asset yields would most likely compress, causing a further reduction in the Company's net interest margin. Lastly, the Company's investment portfolio may shrink, or proceeds returned from prepaid assets may be invested in lower yielding assets. The severity of the impact of a flat yield curve to the Company would depend on the length of time the yield curve remained flat.


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

Taxable Income

         The Company uses the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with Generally Accepted Accounting Principles ("GAAP"). These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. The Company's estimated taxable income for 2001, excluding net operating losses carried forward from prior years, was $16.9 million, comprised of $7.4 million in ordinary income and $9.5 million of capital gain income. Such amounts were fully offset by loss carry-forwards of a similar amount.


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
---------------------------------------------- ------------- -------------- --------------

Item 6.      SELECTED FINANCIAL DATA

(amounts in thousands except share data)


------------------------------------------------------------------------------------------------------------------------------

  Years ended December 31,                                   2001 (3)      2000 (3)     1999 (3)     1998 (3)      1997 (3)
------------------------------------------------------------------------------------------------------------------------------

  Net interest margin                                     $    28,410     $    2,377   $   54,609    $  72,774    $   86,254
  Net loss on sales, write-downs, and impairment charges      (20,954)       (84,039)    (107,470)     (26,582)       (8,784)
  Equity in net (loss) earnings of Dynex Holding, Inc.              -           (680)      (1,923)       2,456        (1,109)
  Other income (expense)                                          104           (428)       1,673        2,852         1,716
  General and administrative expenses                         (10,526)        (8,712)      (7,740)      (8,973)       (9,531)
  Net administrative fees and expenses to Dynex                     -           (381)     (16,943)     (22,379)      (12,116)
  Holding, Inc.
  Extraordinary item - gain (loss) on extinguishment of         2,972              -       (1,517)        (571)            -
  debt
------------------------------------------------------------------------------------------------------------------------------
  Net (loss) income                                       $    (3,085)    $  (91,863)  $  (75,135)   $  19,577    $   73,998
------------------------------------------------------------------------------------------------------------------------------
  Net income (loss) applicable to common shareholders     $     6,246     $ (104,774)  $  (88,045)   $   6,558    $   59,178
------------------------------------------------------------------------------------------------------------------------------
  Total revenue                                           $   222,864     $  291,160   $  345,625    $ 410,821    $  344,060
------------------------------------------------------------------------------------------------------------------------------
  Total expenses                                          $   228,921     $  383,023   $  423,420    $ 390,673    $  270,062
------------------------------------------------------------------------------------------------------------------------------

  Income (loss) per common share before extraordinary item:
         Basic (1)                                        $      0.29     $    (9.15)  $    (7.53)   $    0.62    $     5.50
         Diluted (1)                                             0.29          (9.15)       (7.53)        0.62          5.48

  Net income (loss) per common share:
         Basic (1)                                        $      0.55     $    (9.15)  $    (7.67)   $    0.57    $     5.50
         Diluted (1)                                             0.55          (9.15)       (7.67)        0.57          5.48

  Dividends declared per share:
    Common (1)                                            $         -     $        -   $        -    $    3.40    $     5.42
    Series A Preferred                                         0.2925              -         1.17         2.37          2.71
    Series B Preferred                                         0.2925              -         1.17         2.37          2.71
    Series C Preferred                                         0.3649              -         1.46         2.92          2.92

------------------------------------------------------------------------------------------------------------------------------
  December 31,                                               2001 (3)       2000 (3)      1999 (3)    1998 (3)      1997 (3)
------------------------------------------------------------------------------------------------------------------------------
  Investments (2)                                         $ 2,549,579     $ 3,193,234  $ 4,136,563  $ 4,971,607  $ 5,211,009
  Total assets                                              2,569,859       3,239,921    4,217,723    5,193,790    5,367,359
  Non-recourse debt                                         2,264,213       2,856,728    3,282,378    3,665,316    3,632,079
  Recourse debt                                                58,134         134,168      537,098    1,032,733    1,133,536
  Total liabilities                                         2,327,749       3,002,465    3,867,444    4,726,044    4,806,504

  Shareholders' equity                                        242,110         237,456      350,277      467,747      560,909
  Number of common shares outstanding                      10,873,853      11,446,206   11,444,099   46,027,426   45,146,242
  Average number of common shares (1)                      11,430,471      11,445,236   11,483,977   11,436,599   10,757,845
  Book value per common share (1)                         $     11.06     $      7.39  $     18.38  $     28.77  $     37.26
------------------------------------------------------------------------------------------------------------------------------

(1) Adjusted for two-for-one common stock split effective May 5, 1997 and the one-for-four reverse common stock split effective August 2, 1999, and are inclusive of the liquidation preference on the Company's preferred stock.
(2)  Investments classified as available for sale are shown at fair value.
(3)  See note 21 to the consolidated financial statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As discussed in Note 21 to the consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2001, 2000, and 1999. The following MD&A takes into account the effects of the restatement.

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

         Critical accounting policies are defined as those that are reflective of significant judgements or uncertainties, and which may result in materially different results under different assumptions and conditions, or the application of which may have a material impact on the Company's financial statements. The following are the Company's critical accounting policies, excerpt from Footnote 2 to the consolidated financial statements.

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

         Fair Value. The Company uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Collateral for collateralized bonds make up a significant portion of the Company's investments. The estimate of fair value for collateral for collateralized bonds is determined by calculating the present value of the projected net cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions established by management. The discount rate used in the determination of fair value of the collateral for collateralized bonds was 16% at December 31, 2001 and 2000. Prepayment rate assumptions at December 31, 2001 and 2000 were generally at a "constant prepayment rate," or CPR, ranging from 35%-60% for 2001, and 28% for 2000, for collateral for collateralized bonds consisting of single-family mortgage loans and securities, and a CPR equivalent ranging from 9%-10% for 2001 and 7% for 2000, for collateral for collateralized bonds consisting of manufactured housing loans and securities collateral. Commercial mortgage loan collateral was generally assumed to repay in accordance with their contractual terms. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary for each series of collateral for collateralized bonds, depending on the collateral pledged. The cash flows for the collateral for collateralized bonds were projected to the estimated date that the collateralized bond security could be called and retired by the Company if there is economic value to the Company in calling and retiring the collateralized bond security. Such call date is typically triggered on the earlier of a specified date or when the remaining collateralized bond security balance equals 35% of the original balance (the "Call Date"). The Company estimates anticipated market prices of the underlying collateral at the Call Date.

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

                               FINANCIAL CONDITION

         Below is a discussion of the Company's financial condition.

------------------------------------------------------ -----------------------------------------
                                                                     December 31,
(amounts in thousands except per share data)                  2001                 2000
------------------------------------------------------ -------------------- --------------------
Investments:
   Collateral for collateralized bonds                     $  2,473,203         $  3,122,484
   Securities                                                     5,508                9,364
   Other investments                                             63,553               42,284
   Loans                                                          7,315               19,102

Non-recourse debt - collateralized bonds                      2,264,213            2,856,728
Recourse debt                                                    58,134              134,168

Shareholders' equity                                            242,110              237,456

Book value per common share (inclusive of preferred
stock liquidation preference)                              $    11.06           $     7.39

Book value per common share (inclusive of preferred
stock liquidation preference; assuming all financial
instruments at fair value)                                 $     4.30           $     1.16
------------------------------------------------------ -------------------- --------------------

Collateral for Collateralized Bonds

         Collateral for collateralized bonds consists primarily of loans and securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and commercial properties, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. Collateral for collateralized bonds in 2000 also included delinquent property tax receivables. As of December 31, 2001, the Company had 23 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $2.5 billion at December 31, 2001 compared to $3.1 billion at December 31, 2000. This decrease of $0.6 billion is primarily the result of pay-downs on collateral.

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

Other Investments

         Other investments at December 31, 2001 and 2000 consist primarily of delinquent property tax receivables. At December 31, 2000, other investments also included a note receivable with a remaining balance of $9.5 million received in connection with the sale of the Company's single family mortgage operations in May 1996. Other investments increased to $63.6 million at December 31, 2001 compared to $42.3 million at December 31, 2000. This increase of $21.3 million resulted from the reclassification in 2001 of a debt security backed by delinquent property tax receivables previously pledged to a collateralized bond security structure, and the purchase of $8.7 million of additional property tax receivables during 2001. These increases were offset in part by the receipt of the $9.5 million on the note receivable, principal payments received on delinquent property tax receivables, and impairment charges recorded.

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

Recourse Debt

         Recourse debt decreased from $134.2 million at December 31, 2000 to $58.1 million at December 31, 2001. During 2001, the Company repaid a net $35.0 million of repurchase agreement financing, $2.0 million of secured warehouse financing, and purchased a net $39.3 million of the Company's Senior Notes. The purchase of the Senior Notes was at a net discount to principal of approximately 9.5%.

Shareholders' Equity

         Shareholders' equity increased from $237.5 million at December 31, 2000 to $242.1 million at December 31, 2001. This increase resulted from a $29.4 million reduction in accumulated other comprehensive loss. This increase in shareholder's equity was partially offset by a net loss of $3.1 million during the year 2001 and a $20.1 million net reduction as a result of the completion of two preferred stock tender offers during the year. In addition, the Company declared and paid dividends on the preferred stock of $1.6 million during the year.

                              RESULTS OF OPERATIONS

----------------------------------------------------------------- --------------------------------------------------
                                                                           For the Year Ended December 31,
(amounts in thousands except per share information)                    2001             2000             1999
----------------------------------------------------------------- ---------------- --------------- -----------------

Net interest margin before provision for losses                     $   48,082       $   31,487      $   64,169
Provision for losses                                                   (19,672)         (29,110)         (9,560)
Net interest margin                                                     28,410            2,377          54,609
Net loss on sales, write-downs and impairment charges:
   Related to commercial production operations                            (680)         (50,940)        (59,962)
   Related to sales of investments                                        (439)         (15,872)        (16,858)
   Impairment charges                                                  (25,315)          (5,523)         (6,594)
   Related to AutoBond litigation and AutoBond securities                7,095          (11,012)        (31,732)
   Related to sale of loan production operations                          (755)            (228)          7,676
   Other                                                                  (860)            (464)              -
Trading (losses) gains                                                  (3,091)               -           4,176
Equity in losses of DHI                                                      -             (680)         (1,923)
General and administrative expenses                                    (10,526)          (8,712)         (7,740)
Net administrative fees and expenses to DHI                                  -             (381)        (16,943)
Extraordinary item - gain (loss) on extinguishment of debt               2,972                -          (1,517)
Net loss                                                                (3,085)         (91,863)        (75,135)
Preferred stock benefit (charges)                                        9,331          (12,911)        (12,910)
Net income (loss) applicable to common shareholders                 $    6,246       $ (104,774)     $  (88,045)

Basic net income (loss) per common share(1)                         $     0.55       $    (9.15)     $    (7.67)
Diluted net income (loss) per common share(1)                             0.55       $    (9.15)     $    (7.67)

Dividends declared per share:
  Common                                                                     -                -               -
  Series A  and B Preferred                                             0.2925                -            1.17
Series C Preferred                                                      0.3649                -            1.46
----------------------------------------------------------------- ---------------- --------------- -----------------

(1) Adjusted for both the two-for-one common stock split effective May 5, 1997 and the one-for-four reverse common stock split effective August 2, 1999.

2001 Compared to 2000

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

         The Company has exposure to losses on its loans and debt securities pledged as collateral for collateralized bonds. The Company monitors and analyzes its loss exposure on this portfolio of loans and securities collectively. The Company provides for losses on its loans and recognizes other than temporary impairment losses on it debt securities. Provision for losses for loans decreased to $19.7 million in 2001, from $29.1 million in 2000 and impairment losses for debt securities increased to $15.8 million in 2001from $5.5 million in 2000. Provision for losses and other-than-temporary impairment losses remained high in 2001 due to the continued under-performance of the Company's manufactured housing loan portfolio, all of which is collateral for collateralized bonds. Loss severity on the manufactured housing loans continued to increase during 2001 as a result of the saturation in the market place with both new and used (repossessed) manufactured housing units. In addition, the Company has seen an increase in overall default rates on its manufactured housing loans. The Company anticipates that market conditions for manufactured housing loans will remain unfavorable through 2002.

         Net loss on sales, write-downs and impairment charges decreased from an aggregate net loss of $84.0 million in 2000 to an aggregate net loss of $21.0 million in 2001. Net loss on sales, impairment charges and write-downs are largely one-time items. During 2001, the Company settled various litigation for a net benefit to the Company of $5.4 million including a net $7.1 million benefit related to AutoBond Acceptance Corporation. The Company incurred losses in 2001 related principally to impairment charges incurred on its delinquent property tax lien portfolio. The Company adjusted the carrying value of such portfolio by $7.7 million due to other-than-temporary valuation adjustments, and $1.8 million for adjustments to net realizable value on property tax liens that have been foreclosed and represent real estate owned. Impairment charges also include other-than-temporary impairment of debt securities pledged as collateral for collateralized bonds of $15.8 million, $5.5 million and $6.6 million for 2001, 2000, and 1999, respectively. The Company also wrote off $0.6 million of receivables related to the sale of its manufactured housing and model home businesses in 1999.

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

         In 2001, the Company entered into three separate short positions aggregating $1.3 billion on the June 2001, September 2001, and December 2001 ninety-day Eurodollar Futures Contracts. In addition, the Company entered into two short positions on the one-month LIBOR futures contract. The Company entered into these positions to, in effect, lock-in its borrowing costs on a forward basis relative to its floating-rate liabilities. These instruments failed to meet the hedge criteria of SFAS No. 133, and were accounted for on a trading basis. Accordingly, any gains or losses recognized on these contracts were included in current period results. During 2001, given the continued decline in one-month LIBOR due to reductions in the targeted Federal Funds Rate, the Company recognized $3.1 million in losses related to these contracts.

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

2000 Compared to 1999

         The decrease in net income and net income per common share during 2000 as compared to 1999 is primarily the result of a decrease in net interest margin, which is partially offset by (i) a decrease in net loss on sales, (ii) a decrease in impairment charges and write-downs, and (iii) decreases in general and administrative expenses and net administrative fees and expenses to DHI.

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

         Provision for losses for loans increased to $29.1 million in 2000 from $9.6 million during 1999 and impairment losses for debt securities decreased to $5.5 million in 2000 from $6.6 million in 1999. The net increase in provision for losses and other-than-temporary impairment charges resulted from an overall increase in credit risk retained from the origination of manufactured housing loans pledged to collateralized bond securities issued by the Company (principally for securities issued in the latter portion of 1999), and a charge of $13.3 million in the fourth quarter of 2000 due to the under-performance of the Company's securitized manufactured housing loan portfolio. The loss severity on manufactured housing loans increased dramatically since the end of the third quarter of 2000 as a result of the saturation in the market place with both new and used (repossessed) manufactured housing units. In addition, overall default rates increased on the manufactured housing loans.

         Net loss on sales, impairment charges and write-downs decreased from an aggregated net loss of $107.5 million in 1999, to $84.0 million in 2000. During 2000, the Company incurred losses related to the phasing-out of its commercial production operations, including the sales of substantially all of the Company's remaining commercial and multifamily loan positions. In addition, as discussed in Note 14 to the accompanying financial statements, the Company was party to various conditional bond repurchase agreements whereby the Company had the option to purchase $167.8 million of tax-exempt bonds secured by multifamily mortgage loans which expired in June 2000. The Company did not exercise this option, as it did not have the ability to finance this purchase, and the counter-party to the agreement retained $30.3 million in cash collateral as settlement as provided for in the related agreements. The Company recorded a charge against earnings of $30.3 million in 2000 as a result.

         Also during 2000, the Company recorded impairment charges and loss on sales of securities aggregating $8.5 million, relating to the write-down of basis and then the sale of $33.9 million of securities. Such securities were sold in order for the Company to pay-down its recourse debt outstanding. As a result of the sale of securities, the Company either sold or terminated related derivative hedge positions at an aggregate net loss of $7.3 million. During 1999, the Company had gains of $4.2 million related to various derivative-trading positions opened and closed during 1999. The Company had no such gains in 2000. Impairment charges also include other-than-temporary impairment of debt securities of $5.5 million and $6.6 for 2000 and 1999, respectively.

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

                  Average Balances and Effective Interest Rates

------------------------------------------- --------------------------------------------------------------------------------
(amounts in thousands)                                                  Year ended December 31,
------------------------------------------- --------------------------------------------------------------------------------
                                                      2001                       2000                       1999
                                            -------------------------- -------------------------- --------------------------
                                               Average     Effective      Average     Effective      Average     Effective
                                               Balance        Rate        Balance        Rate        Balance        Rate
------------------------------------------- -------------- ----------- -------------- ----------- -------------- -----------
Interest-earning assets (1):
     Collateral for collateralized bonds       $2,827,387       7.60%     $3,461,008       7.84%     $3,826,994       7.43%
(2) (3)
     Securities                                     8,830       9.60%         55,425       6.49%        226,908       6.27%
     Other investments                             37,185      14.69%         42,188      13.03%        202,111       8.50%
     Loans                                          4,068      12.56%        134,673       7.99%        329,507       7.97%
     Cash Investments                              17,560       5.52%              -           -              -           -
                                            -------------- ----------- -------------- ----------- -------------- -----------
         Total interest-earning assets         $2,895,030       7.70%     $3,693,294       7.89%     $4,585,520       7.46%
                                            ============== =========== ============== =========== ============== ===========
Interest-bearing liabilities:
     Non-recourse debt (3)                     $2,568,716       6.41%     $3,132,550       7.34%     $3,363,095       6.18%
     Recourse debt secured by
       collateralized bonds retained               17,016       6.28%         65,651       7.13%        271,919       5.71%
                                            -------------- ----------- -------------- ----------- -------------- -----------
                                                2,585,732       6.41%      3,198,201       7.33%      3,635,014       6.14%

     Other recourse debt - secured (4)             71,174       8.26%        119,939       5.61%        548,261       6.11%
     Other recourse debt - unsecured                    -           -        101,242       8.54%        121,743       8.78%
                                            -------------- ----------- -------------- ----------- -------------- -----------
       Total interest-bearing liabilities      $2,656,906       6.46%     $3,419,382       7.35%     $4,305,018       6.21%
                                            ============== =========== ============== =========== ============== ===========
Net interest spread on all investments (3)                      1.23%                      0.54%                      1.25%
                                                           ===========                ===========                ===========
Net yield on average interest-earning
 assets (3)                                                     1.77%                      1.08%                      1.63%
                                                           ===========                ===========                ===========

===========================================================================================================================

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

2001 compared to 2000

         The net interest spread for the year ended December 31, 2001 increased to 1.23% from 0.54% for the year ended December 31, 2000. This increase was primarily due to the reduction of short-term interest rates during 2001. A substantial portion of the Company's interest-bearing liabilities reprice monthly, and are indexed to one-month LIBOR, which on average decreased to 3.88% for 2001, versus 6.41% for 2000. This decrease in one-month LIBOR accounts for a substantial portion of the overall decrease in the cost of interest-bearing liabilities. The overall yield on interest-earnings assets, decreased to 7.70% for the year ended December 31, 2001 from 7.89% for the same period in 2000, following the falling-rate environment, yet lagging relative to the Company's liabilities.

         The net interest spread on collateral for collateralized bonds increased 68 basis points, from 51 basis points for the year ended December 31, 2000 to 119 basis points for the same period in 2001 (each basis point is 0.01%). This increase was largely due to the effect of the decrease in short-term rates during the year. The net interest spread on securities increased to a positive 320 basis points for the year ended December 31, 2001, from a negative 206 basis points for the year ended December 31, 2000. This increase was primarily the result of decreased borrowing costs on securities due to both the decrease in the average one-month LIBOR during the twelve months ended December 30, 2001 and the repayment of all outstanding borrowings during 2001. Borrowings associated with loans were paid off during the fourth quarter of 2000 while the loans were retained and earned an average of 1256 basis points during 2001. In addition, cash investments during the year earned an average of 552 basis points.

2000 compared to 1999

         The net interest spread for the year ended December 31, 2000 decreased to 0.54%, from 1.25% for the year ended December 31, 1999. This decrease was primarily due to the increased cost of interest-bearing liabilities as the result of overall increases in short-term rates between the years. A substantial portion of the Company's interest-bearing liabilities reprice monthly, and are indexed to one-month LIBOR, which on average increased to 6.41% for 2000, versus 5.25% for 1999. This increase in one-month LIBOR accounts for a substantial portion of the overall increase in the cost of interest-bearing liabilities. The Company also experienced overall increases in borrowing costs on its recourse debt as a result of extension fees, covenant violations and other related issues during 2000. The overall yield on interest-earnings assets, increased to 7.89% for the year ended December 31, 2000 from 7.46% for the same period in 1999, benefiting from the rising-rate environment, but lagging relative to the Company's liabilities.

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

         The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

--------------------------------------------------------------------------------------------------------------------
                                                     2001 to 2000                         2000 to 1999
--------------------------------------------------------------------------------------------------------------------
                                             Rate       Volume       Total        Rate       Volume       Total
--------------------------------------------------------------------------------------------------------------------

  Collateral for collateralized bonds       $ (7,949)   $(48,496)   $(56,445)   $  15,228    $(28,235)   $(13,007)
  Securities                                   1,199      (3,946)     (2,747)         474     (11,107)    (10,633)
  Other investments                             (633)      1,461         828        6,239     (17,923)    (11,684)
  Loans                                        6,096     (16,132)    (10,036)          65     (15,575)    (15,510)
--------------------------------------------------------------------------------------------------------------------

  Total interest income                       (1,287)    (67,113)    (68,400)      22,006     (72,840)    (50,834)
--------------------------------------------------------------------------------------------------------------------

  Non-recourse debt                          (25,183)    (39,970)    (65,153)      37,000     (14,958)     22,042
  Recourse debt - collateralized bonds          (499)     (3,112)     (3,611)       3,130     (13,986)    (10,856)
  retained
--------------------------------------------------------------------------------------------------------------------
    Total collateralized bonds               (25,682)    (43,082)    (68,764)      40,130     (28,944)     11,186
  Other recourse debt secured                   (621)    (10,358)    (10,979)       4,563     (29,851)    (25,288)
  Other recourse debt - unsecured                  -           -           -         (287)     (1,758)     (2,045)
--------------------------------------------------------------------------------------------------------------------

  Total interest expense                     (26,303)    (53,440)    (79,743)      44,406     (60,553)    (16,147)
--------------------------------------------------------------------------------------------------------------------

  Net margin on portfolio                   $ 25,016    $(13,673)   $  1,343     $(22,400)   $(12,287)   $(34,687)
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

                      Investment Portfolio Composition (1)
                                 ($ in millions)

------------------ ------------------ -------------------- --------------------- --------------- ---------------

                                                           Other Indices Based
                    LIBOR Based ARM   CMT Based ARM Loans       ARM Loans          Fixed-Rate
     December 31,        Loans                                                       Loans           Total
------------------ ------------------ -------------------- --------------------- --------------- ---------------
      1999          $     1,048.5      $       430.8        $       121.1         $     2,061.5   $     3,661.9
      2000                  758.6              309.9                 97.4               1,926.3         3,092.2
      2001                  472.4              144.6                 73.6               1,765.8         2,456.4
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

                Net Premium Basis and Amortization on Investments
                                 ($ in millions)

-----------------------------------------------------------------------------------------------------
                                                                                      Amortization
                          Net                       CPR Annualized                   Expense as a %
                       Remaining    Amortization         Rate          Principal      of Principal
                        Premium        Expense                          Paydowns        Paydowns
-----------------------------------------------------------------------------------------------------
        1999           $     38.3    $     16.3            20%        $  1,145.8            1.42%
        2000                 30.1           8.1            20%             523.0            1.55%
        2001                 22.4           8.2            24%             600.8            1.37%
-----------------------------------------------------------------------------------------------------

Credit Exposures

         The Company invests in collateralized bonds or pass-through securitization structures. Generally these securitization structures use over-collateralization, subordination, third-party guarantees, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing as a form of credit enhancement. The Company generally has retained a limited portion of the direct credit risk in these structures. In most instances, the Company retained the "first-loss" credit risk on pools of loans and securities that it has securitized.

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
---------------------------------------------------------------------------------------------------------

         The  following   table   summarizes   single  family   mortgage   loan,
manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those structures in which Dynex has retained a portion of the direct credit risk included in the table above. The delinquencies as a percentage of the outstanding collateral decreased to 1.78% at December 31, 2001, from 1.96% at December 31, 2000, primarily from decreasing delinquencies in the Company's single-family loan portfolio. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of December 31, 2001, management believes the level of credit reserves is sufficient to cover any losses that may occur as a result of current delinquencies presented in the table below.

                             Delinquency Statistics

--------------------------------------------------------------------
                 60 to 89 days  90 days and over
December 31,       delinquent    delinquent (2)     Total
--------------------------------------------------------------------
1999 (1)             0.27%           1.37%          1.64%
2000                 0.37%           1.59%          1.96%
2001                 0.28%           1.50%          1.78%
--------------------------------------------------------------------

(1) Excludes funding notes and securities.
(2) Includes foreclosures, repossessions and REO.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 140 replaces SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" . SFAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosure, but it carries over most of SFAS No. 125 provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. SFAS No. 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of SFAS No. 140 did not have a material impact on the Company's financial statements.

         In June 2001,  the FASB issued SFAS No. 141,  "Business  Combinations".
SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. The adoption of SFAS No. 141 did not have an impact on the financial position, results of operations or cash flows of the Company.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As the Company has no goodwill or intangible assets that it is amortizing, the adoption of SFAS No. 142 will have no effect on the financial position, results of operations or cash flows of the Company.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No.143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a significant impact on the financial position, results of operations or cash flows of the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The company does not believe the adoption of SFAS No. 144 will have a significant impact on the financial position, results of operations or cash flows of the Company.


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

Recourse Debt

         At December 31, 2001, the Company had $58.1 million of recourse debt outstanding, consisting of senior notes issued in July 1997 and due July 15, 2002 (the "Senior Notes") and a $0.2 million capital lease obligation which will be fully paid in 2002. During 2001, the Company reduced its recourse debt by approximately $76.0 million. Recourse debt was reduced through the use of investment portfolio cash flows and the sale of various assets of the Company. In January 2002, the Company purchased $8.6 million of its Senior Notes, at a 4% discount to par. As of March 22, 2002, the Company has approximately $49.3 million in recourse debt remaining outstanding. The Company's ability to make distributions on its capital stock and to reinvest cash flow from its investment portfolio and other assets are materially restricted as a result of the amendment to the indenture governing the Senior Notes entered into in March 2001 and a settlement agreement entered into in October 2001 by and between the Company and ACA Financial Guaranty Corporation (ACA) as a result of an action which ACA brought against the Company in the United States District Court for the Southern District of New York (the amendment to the indenture and the settlement agreement, collectively the "Senior Note Agreements"). Until the Senior Notes are defeased or fully repaid, the Senior Note Agreements effectively restrict the Company from making any new distributions on its capital stock, or from making any new investments, except to call securities previously issued by the Company. Additional exceptions to the restrictions exist to the extent of cash proceeds of any "permitted subordinated indebtedness" and cash proceeds of the issuance of any "qualified capital stock". Further, as a result of the Senior Note Agreements, the Company has pledged substantially all of its assets (including the stock of its material subsidiaries) to the indenture trustee and deposits cash in excess of a working capital balance of $3 million into a restricted account. The Senior Note Agreements also require the Company to call and re-securitize certain of its existing collateralized bond and pass-through securities by April 30, 2002, and if such re-securitization is not completed, to sell certain other securities. Should the Company fail to close the re-securitization by April 30, 2002 and sell certain securities by May 31, 2002, ACA has the right, at its option, to cause the sale of certain securities owned by the Company pursuant to a durable power of attorney granted to it by the Company.

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

                               Total Recourse Debt
                                 ($ in millions)

--------------------------------------------------------------------------------
                             Total Recourse Debt, Net       Total Recourse
       December 31,                of Issuance           Debt to Equity Ratio
                                      Costs
--------------------------------------------------------------------------------
           1999                    $      537.1                    165%
           2000                    $      134.2                     85%
           2001                    $       58.1                     34%
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

Summary of Selected Quarterly Results (as restated) (unaudited)
(amounts in thousands except share data)

----------------------------------------------------- ----------------- ----------------- ----------------- ----------------
                                                           First        Second Quarter     Third Quarter    Fourth Quarter
           Year ended December 31, 2001                   Quarter
----------------------------------------------------- ----------------- ----------------- ----------------- ----------------

Operating results:
   Total revenues                                        $   63,505           $58,487           $52,395           $48,373
   Net interest margin (as previously reported)               3,841             6,411            (2,422)            4,740
   Net interest margin (as restated)                          5,624             8,194             1,231            13,361
   Net income (loss)                                         11,650             2,772            (7,483)          (10,024)
   Basic net income (loss) per common share                    0.74              1.16             (0.75)            (0.59)
   Diluted net income (loss) per common share                  0.74              1.16             (0.75)            (0.59)
   Cash dividends declared per common share                       -                 -                 -                 -
----------------------------------------------------- ----------------- ----------------- ----------------- ----------------

Average interest-earning assets                           3,116,556          2,986,595         2,774,778         2,615,966
Average borrowed funds                                    2,911,595          2,746,032         2,595,423         2,358,461
----------------------------------------------------- ----------------- ----------------- ----------------- ----------------

Net interest spread on interest-earning assets                 0.93%              1.31%             1.40%             1.48%
Average asset yield                                            8.09%              7.82%             7.55%             7.40%
Net yield on average interest-earning assets (1)               1.40%              1.83%             1.80%             2.06%
Cost of funds                                                  7.16%              6.52%             6.15%             5.92%
----------------------------------------------------- ----------------- ----------------- ----------------- ----------------

------------------------------------------------------ ---------------- ---------------- --------------- ----------------
                                                           First        Second Quarter   Third Quarter   Fourth Quarter
            Year ended December 31, 2000                  Quarter
------------------------------------------------------ ---------------- ---------------- --------------- ----------------

Operating results:
   Total revenues                                       $      79,092    $      75,435   $       70,485  $        66,148
   Net interest margin (as previously reported)                 5,979            1,901            1,252          (12,278)
   Net interest margin (as restated)                            6,880            3,692            2,667          (10,862)
   Net loss                                                   (10,704)         (68,695)            (835)         (11,629)
   Basic net loss per common share                              (1.22)           (6.28)           (0.35)           (1.30)
   Diluted net loss per common share                            (1.22)           (6.28)           (0.35)           (1.30)
   Cash dividends declared per common share                         -                -                -                -
------------------------------------------------------ ---------------- ---------------- --------------- ----------------

Average interest-earning assets                             4,084,732        3,868,116        3,503,052        3,317,136
Average borrowed funds                                      3,758,559        3,563,818        3,268,035        3,087,114
------------------------------------------------------ ---------------- ---------------- --------------- ----------------

Net interest spread on interest-earning assets                   0.83%            0.46%            0.40%             0.42%
Average asset yield                                              7.75%            7.81%            8.05%             7.98%
Net yield on average interest-earning assets (1)                 1.38%            1.04%            0.92%             0.94%
Cost of funds                                                    6.93%            7.35%            7.65%             7.56%
------------------------------------------------------ ---------------- ---------------- --------------- ----------------

(1) Computed as net interest margin excluding non-interest collateralized bond expenses


                           FORWARD-LOOKING STATEMENTS

         Certain written statements in this Form 10-K/A made by the Company, that are not historical fact, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. The
Company  does  not  undertake,   and  the  Securities   Litigation   Reform  Act
specifically relieves the Company from, any obligation to update any forward-looking statements.

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


                                               % Change in Net
         Basis Point                           Interest Margin
     Increase (Decrease)                        Cash Flow From
      in Interest Rates                           Base Case
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

         The remaining portion of the Company's investment portfolio as of December 31, 2001, approximately $1.8 billion, is comprised of loans or securities that have coupon rates that are fixed. The Company has substantially limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds which approximated $1.3 billion as of December 31, 2001, and (ii) equity, which was $242.1 million. Overall, the Company's interest rate risk is related both to the rate of change in short term interest rates, and to the level of short-term interest rates.


Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and the related notes, together with the Independent Auditors' Reports thereon are set forth on pages F-1 through F-25 of this Form 10-K/A.


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

                                  DYNEX CAPITAL, INC.
                                  (Registrant)



September 18, 2002                ______________________________________________
                                  Stephen J. Benedetti, Executive Vice President
                                  (Principal Executive Officer)




         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                              Capacity                       Date


/s/ Thomas H. Potts                                    Director                       September 18, 2002
_______________________________________
Thomas H. Potts


/s/ Sidney Davemport, IV                               Director                       September 18, 2002
_______________________________________
J. Sidney Davenport, IV


/s/ Barry S. Shein                                     Director                       September 18, 2002
_______________________________________
Barry S. Shein

/s/ Donald B. Vaden                                    Director                       September 18, 2002
_______________________________________
Donald B. Vaden


/s/ Eric P. Von der Porten                             Director                       September 18, 2002
_______________________________________
Eric P. Von der Porten

                               DYNEX CAPITAL, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                          INDEPENDENT AUDITORS' REPORT

                          For Inclusion in Form 10-K/A

                            Annual Report Filed with

                       Securities and Exchange Commission

                                December 31, 2001

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Financial Statements:                                                                    Page
 Independent Auditors' Report for the Years Ended                                        F-3
    December 31, 2001, 2000, and 1999
 Consolidated   Balance  Sheets  --  December  31,  2001  and  2000                      F-4
 Consolidated Statements of Operations -- Years ended
     December 31, 2001, 2000 and 1999                                                    F-5
 Consolidated Statements of Shareholders' Equity -- Years ended
   December 31, 2001, 2000 and 1999                                                      F-6
 Consolidated Statements of Cash Flows -- Years ended
  December 31, 2001, 2000 and 1999                                                       F-7
 Notes to Consolidated Financial Statements --
     December 31, 2001, 2000, and 1999                                                   F-8

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

As discussed in Note 21, the accompanying consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP


Richmond, Virginia
March 5, 2002 (September 16, 2002 as to the effects of the restatements discussed in Note 21)

CONSOLIDATED BALANCE SHEETS
DYNEX CAPITAL, INC.

December 31, 2001 and 2000
(amounts in thousands except share data)

                                                                                         2001                 2000
                                                                                 ------------------    -----------------
ASSETS                                                                                   (As                  (As
                                                                                      restated,            restated,
                                                                                     see Note 21)         see Note 21)

Investments:
   Collateral for collateralized bonds                                           $       2,473,203     $      3,122,484
   Other investments                                                                        63,553               42,284
   Securities                                                                                5,508                9,364
   Loans                                                                                     7,315               19,102
                                                                                 ------------------    -----------------
                                                                                         2,549,579            3,193,234


Cash                                                                                         7,129                3,485
Cash - restricted                                                                            4,334               23,288
Accrued interest receivable                                                                     38                  323
Other assets                                                                                 8,779               19,591
                                                                                 ------------------    -----------------
                                                                                 $       2,569,859     $      3,239,921
                                                                                 ==================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Non-recourse debt - collateralized bonds                                         $       2,264,213     $      2,856,728
Recourse debt                                                                               58,134              134,168
                                                                                     --------------       --------------
                                                                                         2,322,347            2,990,896

Accrued interest payable                                                                     2,099                3,775
Accrued expenses and other liabilities                                                       3,303                7,794
                                                                                 ------------------    -----------------
                                                                                         2,327,749            3,002,465
                                                                                 ------------------    -----------------

Commitments and Contingencies (Note 16)                                                          -                    -

SHAREHOLDERS' EQUITY

Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
     9.75% Cumulative Convertible Series A,
       992,038 and 1,309,061, issued and outstanding, respectively                          22,658               29,900
        ($29,322 and $36,012 aggregate liquidation preference, respectively)
     9.55% Cumulative Convertible Series B,
       1,378,807 and 1,912,434 issued and outstanding, respectively                         32,275               44,767
        ($41,443 and $53,568 aggregate liquidation preference, respectively)
     9.73% Cumulative Convertible Series C,
       1,383,532 and 1,840,000 issued and outstanding, respectively                         39,655               52,740
        ($51,101 and $63,259 aggregate liquidation preference, respectively)
Common stock, par value $.01 per share,
   100,000,000 shares authorized,
   10,873,853 and 11,446,206 issued and outstanding, respectively                              109                  114
Additional paid-in capital                                                                 364,740              351,999
Accumulated other comprehensive loss                                                       (14,825)             (44,263)
Accumulated deficit                                                                       (202,502)            (197,801)
                                                                                 ------------------    -----------------
                                                                                           242,110              237,456
                                                                                 ------------------    -----------------
                                                                                 $       2,569,859     $      3,239,921
                                                                                 ==================    =================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
DYNEX CAPITAL, INC.

Years ended December 31, 2001, 2000 and 1999 (amounts in thousands except share data)

                                                                       2001                 2000                 1999
                                                                 -------------------  -------------------  -------------------
Interest income:                                                    (As restated,        (As restated,        (As restated,
                                                                     see Note 21)         see Note 21)         see Note 21)
   Collateral for collateralized bonds                             $      215,018       $      271,463       $      284,470
   Securities                                                                 848                3,595               14,228
   Other investments                                                        6,164                5,336                4,388
   Loans                                                                      730               10,766               26,276
   Other                                                                        -                    -               12,087
                                                                 -------------------  -------------------  -------------------
                                                                          222,760              291,160              341,449
                                                                 -------------------  -------------------  -------------------

Interest and related expense:
   Non-recourse debt                                                      167,098              232,916              210,794
   Recourse debt                                                            6,975               21,595               59,906
   Other                                                                      605                5,162                6,580
                                                                 -------------------  -------------------  -------------------
                                                                          174,678              259,673              277,280
                                                                 -------------------  -------------------  -------------------

Net interest margin before provision for losses                            48,082               31,487               64,169
Provision for losses                                                      (19,672)             (29,110)              (9,560)
                                                                 -------------------  -------------------  -------------------
Net interest margin                                                        28,410                2,377               54,609

Net loss on sales, write-downs, and impairment charges                    (20,954)             (84,039)            (107,470)
Equity in net loss of Dynex Holding, Inc.                                       -                 (680)              (1,923)
Trading (losses) gains                                                     (3,091)                   -                4,176
Other income (expense)                                                        104                 (428)               1,673
                                                                 -------------------  -------------------  -------------------
                                                                            4,469              (82,770)             (48,935)

General and administrative expenses                                       (10,526)              (8,712)              (7,740)
Net administrative fees and expenses to Dynex Holding, Inc.                     -                 (381)             (16,943)
                                                                 -------------------  -------------------  -------------------
Loss before extraordinary item                                             (6,057)             (91,863)             (73,618)

Extraordinary item - gain (loss) on extinguishment of debt                  2,972                    -               (1,517)
                                                                 --------------------  ------------------      ---------------
Net loss                                                                   (3,085)             (91,863)             (75,135)
Preferred stock benefits (charges)                                          9,331              (12,911)             (12,910)
                                                                 -------------------  -------------------  -------------------
Net income (loss) applicable to common shareholders                $        6,246       $     (104,774)      $      (88,045)
                                                                 ===================  ===================  ===================

Income (loss) per common share before extraordinary item:
   Basic                                                           $          0.29      $         (9.15)     $        (7.53)
                                                                 ===================  ===================  ===================
   Diluted                                                         $          0.29      $         (9.15)     $        (7.53)
                                                                 ===================  ===================  ===================

Net income (loss) per common share :
   Basic                                                           $          0.55      $         (9.15)     $        (7.67)
                                                                 ===================  ===================  ===================
   Diluted                                                         $          0.55      $         (9.15)     $        (7.67)
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

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
DYNEX CAPITAL, INC.

Years ended December 31, 2001, 2000, and 1999
 (amounts in thousands except share data)

                                                                                     Accumulated         Retained
                                                                    Additional          Other            Earnings
                                            Preferred     Common      Paid-in       Comprehensive      (Accumulated
                                              Stock        Stock      Capital       (Loss) Income        Deficit)       Total
                                          ----------------------------------------------------------------------------------------

 Balance at January 1, 1999 (as           $   127,407   $      460  $   352,382     $     (3,097)    $   (24,348)    $   452,804
   previously reported)
 Adjustment to Accumulated Other
   Comprehensive (Loss) Income for
   restatement                                      -            -            -           14,942               -          14,942
                                          ----------------------------------------------------------------------------------------
 Adjusted Balance at January 1, 1999          127,407          460      352,382           11,845         (24,348)        467,746
   (as restated, see Note 21)

Comprehensive loss:
   Net loss - 1999                                  -            -            -                -         (75,135)        (75,135)
   Change in net unrealized loss on
     investments classified as available
     for sale during the period (as                 -            -            -          (35,146)              -         (35,146)
     restated, see Note 21)
                                                                                                                     -------------
 Total comprehensive loss                                                                                               (110,281)

 Issuance of common stock                           -            -           30                -               -              30
 One-for-four reverse common stock
   split                                            -         (345)         345                -               -               -
 Retirement of common stock                         -           (1)        (699)               -               -            (700)
 Issuance of restricted stock awards                -            -            6                -               -               6
 Forfeitures of restricted stock awards             -            -          (69)               -               -             (69)
 Dividends on preferred stock                       -            -            -                -          (6,454)         (6,454)

                                          ----------------------------------------------------------------------------------------
 Balance at December 31, 1999 (as             127,407          114      351,995          (23,301)       (105,937)    350,278
   restated, see Note 21)
Comprehensive loss:
   Net loss - 2000                                  -            -            -                -         (91,863)        (91,863)
   Change in net unrealized loss on
     investments classified as available
     for sale during the period (as                 -            -            -          (20,962)              -         (20,962)
     restated, see Note 21)
                                                                                                                     -------------
 Total comprehensive loss                                                                                               (112,825)

 Issuance of common stock                           -            -            4                -               -               4

                                          ----------------------------------------------------------------------------------------
 Balance at December 31, 2000 (as             127,407          114      351,999          (44,263)       (197,801)        237,456
   restated, see Note 21)

 Comprehensive loss:
   Net loss - 2001                                  -            -            -                -          (3,085)         (3,085)
   Change in net unrealized loss on
     investments classified as available
     for sale during the period (as
     restated, see Note 21)                         -            -            -       29,438                   -          29,438
                                                                                                                     -------------
 Total comprehensive income                                                                                               26,353

 Repurchase of preferred stock                (32,819)           -       12,735                -               -         (20,084)
 Dividends on preferred stock                       -            -            -                -          (1,616)         (1,616)
 Retirement of common stock                         -           (5)           6                -               -               1

                                          ----------------------------------------------------------------------------------------
 Balance at December 31, 2001 (as          $   94,588   $      109   $  364,740     $    (14,825)     $ (202,502)     $  242,110
   restated, see Note 21)
                                          ========================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DYNEX CAPITAL, INC.

Years ended December 31, 2001, 2000 and 1999
 (amounts in thousands  except share data)

                                                                         2001            2000            1999
                                                                    --------------- --------------- ---------------
 Operating activities:                                              (As restated,   (As restated,   (As restated,
                                                                    see Note 21))    see Note21)     see Note 21)
   Net loss                                                            $    (3,085)    $   (91,863)    $  (75,135)
   Adjustments to reconcile net loss to cash provided by
     operating activities:
       Provision for losses                                                 19,672          29,110           9,560
       Net loss on sales, write-downs, and impairment charges               20,954          84,039         107,470
       Equity in net loss of Dynex Holding, Inc.                                 -             680           1,923
       Extraordinary item - (gain) loss on extinguishment of debt           (2,972)              -           1,517
       Amortization and depreciation                                        12,278          16,117          28,133
       Decrease in accrued interest receivable                               4,028           2,132           5,080
       Receipt (Payment) of litigation settlements                           7,095         (20,000)              -
       (Decrease) increase in accrued interest payable                      (1,209)            780           3,677
       Net change in restricted cash                                        18,954           8,014          (6,865)
       Net change in accrued interest, other assets and other               (3,345)         (5,629)        (10,630)
         liabilities
                                                                    --------------- --------------- ---------------
           Net cash provided by operating activities                        72,370          23,380          64,730
                                                                    --------------- --------------- ---------------

Investing activities:
   Collateral for collateralized bonds:
     Fundings of investments subsequently securitized                            -               -        (627,290)
     Principal payments on collateral                                      595,822         521,355       1,119,841
     Net decrease (increase) in funds held by trustee                          125             774          (1,051)
   Net decrease in loans                                                     9,622         198,785          81,791
   Purchase of securities and other investments                             (7,865)         (9,476)        (57,085)
   Payments received on securities and other investments                    15,609          24,891          90,263
   Proceeds from sales of securities and other investments                   3,662          24,579          61,415
   Payments for sale of tax-exempt bond obligations                              -         (30,284)              -
   Investment in and advances to Dynex Holding, Inc.                             -           4,134         (26,335)
   Proceeds from sale of loan production operations                          8,820           9,500         213,591
   Capital expenditures                                                       (109)            (92)           (281)
                                                                    --------------- --------------- ---------------
       Net cash provided by investing activities                           625,686         744,166         854,859
                                                                    --------------- --------------- ---------------

Financing activities:
   Collateralized bonds:
     Proceeds from issuance of bonds                                       507,586         140,724       1,069,048
     Principal payments on bonds                                        (1,107,247)       (524,040)     (1,091,216)
   Repayment of senior notes                                               (38,886)        (13,570)        (17,833)
   Repayment of  recourse debt borrowings, net                             (34,164)       (390,310)       (851,771)
   Net proceeds from issuance of stock                                           -               4              30
   Retirement of common stock                                                    -               -            (700)
   Retirement of  preferred stock                                          (20,084)              -               -
   Dividends paid                                                           (1,617)              -          (9,682)
                                                                    --------------- --------------- ---------------
       Net cash used for financing activities                             (694,412)       (787,192)       (902,124)
                                                                    --------------- --------------- ---------------

Net increase (decrease) in cash                                              3,644         (19,646)         17,465
Cash at beginning of period                                                  3,485          23,131           5,666
                                                                    --------------- --------------- ---------------
Cash at end of period                                                 $      7,129    $      3,485    $     23,131
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

Investments

         Pursuant to the requirements of Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify certain of its investments considered debt securities as either trading, available-for-sale or held-to-maturity. In certain instances the Company may reclassify investments from available-for-sale to held-to-maturity, but only when it has the intent and the ability to hold such investments to maturity. At the time of the reclassification, the carrying value of the investment is adjusted to its estimated fair market value with a corresponding adjustment to accumulated other comprehensive income. In accordance with SFAS No. 115, such adjustment is amortized as an adjustment to earnings on the associated investment using the effective yield method.

         Collateral for Collateralized Bonds. Collateral for collateralized bonds consists of collateral pledged to support the repayment of non-recourse collateralized bonds issued by the Company. Collateral for collateralized bonds consists of loans and debt securities backed by adjustable-rate and fixed-rate single-family mortgage loans, fixed-rate mortgage loans on multifamily and commercial properties and manufactured housing installment loans secured by a UCC filing. The debt securities portion of collateral for collateralized bonds is considered available-for-sale and is reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income. Any decline in the fair value of an investment below its amortized cost that is deemed to be other than temporary is charged to earnings. The basis of any securities sold is computed using the specific identification method. Collateral for collateralized bonds can be sold only subject to the lien of the respective collateralized bond indenture, unless the related bonds have been redeemed. The loans portion of collateral for collateralized bonds is reported at amortized cost. An allowance for losses has been establiahed for expected losses on such loans.

     Securities. Securities are considered debt securities under SFAS No. 115 and are considered available-for-sale.

         Other Investments. Other investments considered debt securities under SFAS No. 115 are classified as held-to-maturity and are carried at their amortized cost basis. Other investments not considered debt securities are carried at their amortized cost basis, less reserves as applicable. Other investments may include real estate owned acquired through, or in lieu of, foreclosure. Such investments are considered held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the investments are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other income (expense).

     Loans. Loans considered held for sale are carried at the lower of amortized cost or market. All other loans are carried at amortized cost.

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

Premiums and Discounts

         Premiums and discounts on investments and obligations are amortized into interest income or expense, respectively, over the life of the related investment or obligation using a method that approximates the effective yield method. Hedging basis adjustments on associated investments and obligations are included in premiums and discounts.

Deferred Issuance Costs

         Costs incurred in connection with the issuance of collateralized bonds and unsecured notes are deferred and amortized over the estimated lives of their respective debt obligations using a method that approximates the effective yield method.

Derivative Financial Instruments

         The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures ("Interest Rate Agreements") to manage its sensitivity to changes in interest rates. These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. At the inception of the hedge, these instruments are designated as either hedge positions or trading positions using criteria established in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

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

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

Net Income (Loss) Per Common Share

         Net income (loss) per common share is presented on both a basic net income per common share and diluted net income per common share basis. Diluted net income (loss) per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights, using the treasury stock method, but only if these items are dilutive. As a result of the two-for-one split in May 1997 and the one-for-four reverse split in August 1999 of Company's common stock, the preferred stock is convertible into one share of common stock for two shares of preferred stock.

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

         Fair Value. The Company uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Collateral for collateralized bonds make up a significant portion of the Company's investments. The estimate of fair value for collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions established by management. The discount rate used in the determination of fair value of the collateral for collateralized bonds was 16% at December 31, 2001 and 2000. Prepayment rate assumptions at December 31, 2001 and 2000 were generally at a "constant prepayment rate," or CPR, ranging from 35%-60% for 2001, and 28% for 2000, for collateral for collateralized bonds consisting of single-family mortgage loans and securities, and a CPR equivalent ranging from 9%-10% for 2001 and 7% for 2000, for collateral for collateralized bonds consisting of manufactured housing loans and securities collateral. Commercial mortgage loan collateral was generally assumed to repay in accordance with their contractual terms. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary for each series of collateral for collateralized bonds, depending on the collateral pledged. The cash flows for the collateral for collateralized bonds were projected to the estimated date that the collateralized bond security could be called and retired by the Company if there is economic value to the Company in calling and retiring the collateralized bond security. Such call date is typically triggered on the earlier of a specified date or when the remaining collateralized bond security balance equals 35% of the original balance (the "Call Date"). The Company estimates anticipated market prices of the underlying collateral at the Call Date.

         As discussed in Note 6, the Company estimated the fair value of certain other investments as the present value of expected future cash flows, less costs to service such investments, discounted at a rate of 12%.

         Estimates of fair value for other financial instruments are based primarily on management's judgment. Since the fair value of Company's financial instruments is based on estimates, actual gains and losses recognized may differ from those estimates recorded in the consolidated financial statements. The fair value of all on- and off-balance sheet financial instruments is presented in
Note 11.

         Allowance for Losses. As discussed in Note 8, the Company has credit risk on certain investments in its portfolio. An allowance for losses has been estimated and established for current expected losses based on management's judgment. The allowance for losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of probable credit losses, as well as industry loss experience. Provisions made to increase the allowance related to credit risk are presented as provision for losses in the accompanying consolidated statements of operations. The Company's actual credit losses may differ from those estimates used to establish the allowance.

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

Recent Accounting Pronouncements

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 140 replaces SFAS No. 125 "Accounting for the Transfers and Servicing of Financial Assets and
Extinguishment of Liabilities". SFAS No. 140 revises the standards for accounting for securitization and other transfers of financial assets and collateral and requires certain disclosure, but it carries over most of SFAS No. 125 provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Disclosures about securitization and collateral accepted need not be reported for periods ending on or before December 15, 2000, for which financial statements are presented for comparative purposes. SFAS No. 140 is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of SFAS No. 140 did not have a material impact on the Company's financial statements.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Business combinations originally accounted for under the pooling of interest method will not be changed. The adoption of SFAS 141 did not have an impact on the financial position, results of operations or cash flows of the Company.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As the Company has no goodwill or intangible assets that it is amortizing, the adoption of SFAS No. 142 will have no effect on the financial position, results of operations or cash flows of the Company.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a significant impact on the financial position, results of operations or cash flows of the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company does not believe the adoption of SFAS No. 144 will have a significant impact on the financial position, results of operations or cash flows of the Company.

NOTE 3 - SUBSEQUENT EVENTS

         On January 15, 2002, the Company purchased $8,642 of its Senior Notes due July 15, 2002 for an aggregate purchase price of $8,296, or a 4% discount to par. After such purchase, the remaining outstanding balance of the Senior Notes was $49,327.

NOTE 4 - COLLATERAL FOR COLLATERALIZED BONDS

     The  following   table   summarizes   the   components  of  collateral  for
collateralized bonds as of December 31, 2001 and 2000.

---------------------------------------------------- ------------------------------------- ------------------------------------
                                                                     2001                                 2000
Loans, at amortized cost                                      $     2,027,619                       $     2,431,133
Debt securities, at fair value                                        467,038                               717,840
---------------------------------------------------- ------------------------------------- ------------------------------------
                                                                    2,494,657                             3,148,973
Reserve for loan losses                                               (21,454)                              (26,489)
                                                     ------------------------------------- ------------------------------------
                                                              $     2,473,203                       $     3,122,484
---------------------------------------------------- ------------------------------------- ------------------------------------

         The  following  table  summarizes  the  amortized  cost  basis,   gross
unrealized gains and losses and estimated fair value of debt securities pledged as collateral for collateralized bonds as of December 31, 2001 and 2000.

       ----------------------------------------------------------- ---------------- -- ------ ----------------- ---
                                                                        2001                        2000
       ----------------------------------------------------------- ---------------- -- ------ ----------------- ---

         Debt securities, at amortized cost                         $    463,666                $     759,456
         Gross unrealized gains                                            3,372                        1,457
         Gross unrealized losses                                               -                      (43,073)
       ----------------------------------------------------------- ---------------- -- ------ ----------------- ---
         Estimated fair value                                       $    467,038               $      717,840
       ----------------------------------------------------------- ---------------- -- ------ ----------------- ---

     The components of collateral for collateralized bonds at December 31, 2001 and 2000 are as follows:

---------------------------------------------- --------------------- ----- -----------------
                                                       2001                      2000
---------------------------------------------- --------------------- ----- -----------------
Collateral, net of allowance                     $      2,429,968            $   3,111,413
Funds held by trustees                                        391                      515
Accrued interest receivable                                16,594                   20,622
Unamortized premiums and discounts, net                    22,878                   31,550
Unrealized gain (loss), net                                 3,372                  (41,616)
---------------------------------------------- --------------------- ----- -----------------
                                                $       2,473,203           $    3,122,484
---------------------------------------------- --------------------- ----- -----------------

NOTE 5 - SECURITIES

         The following table summarizes the Company's amortized cost basis and fair value of securities,all of which are classified as available-for-sale, as of December 31, 2001 and 2000, and the related average effective interest rates:


------------------------------------------- ------------------------------ ----- ------------------------------
                                                        2001                                 2000
                                                              Effective                           Effective
                                              Fair Value    Interest Rate         Fair Value    Interest Rate
------------------------------------------- --------------- -------------- ----- -------------- ---------------
Securities:
   Adjustable-rate mortgage securities           $   600          11.9%          $                    10.9%
                                                                                         5,008
   Fixed-rate mortgage securities                    351          11.8%                  1,505         9.3%
   Derivative and residual securities              4,358           8.0%                  5,553         7.9%
------------------------------------------- --------------- -------------- ----- -------------- ---------------
                                                   5,309                                12,066
   Allowance for losses                              (55)                                  (55)
------------------------------------------- --------------- -------------- ----- -------------- ---------------
     Amortized cost, net                           5,254                                12,011
   Gross unrealized gains                          2,134                                   411
   Gross unrealized losses                        (1,880)                               (3,058)
------------------------------------------- --------------- -------------- ----- -------------- ---------------
                                                $  5,508                          $      9,364
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

         Sensitivity analysis. The Company owned interest-only and principal-only securities, some of which were pledged to support certain of the Company's collateralized bond securities, and purchased from an affiliate during the period 1992-1995. These interest-only and principal-only securities had an investment basis of $3,073 and $1,287, respectively, and estimated fair values of $1,401 and $1,180, respectively at December 31, 2001. The Company's estimates of fair value are based on quotes from a third party dealer. The majority of these interest-only and principal-only securities are rated `AAA' by at least one nationally recognized ratings agency, and have very little sensitivity to the credit risk of the underlying single-family mortgage loans. The majority of the risk associated with the Company's investment in these securities relates to the prepayment speeds of the underlying single-family mortgage loans. In providing market prices, the third party used average prepayment speed assumptions of 40% CPR and 25% CPR, respectively, for the interest-only and principal-only securities.

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

NOTE 6 - OTHER INVESTMENTS

         The following table summarizes the Company's investment in delinquent property tax receivables and real estate owned for the years ended December 31, 2001 and 2000:

----------------------------------------------------------------------------- ---------------------- -- ------------------
                                                                                December 31, 2001        December 31, 2000
                                                                              ----------------------    ------------------

  Amortized cost basis of receivables, before discount                            $        75,804        $        30,611
  Discount recorded as adjustment to other comprehensive loss                             (18,452)                     -
-----------------------------------------------------------------------------------------------------    ------------------
  Amortized cost basis of receivables, net                                                 57,354                 30,611
  Real estate owned                                                                         5,928                  1,548
  Note Receivable                                                                               -                  9,500
  Other                                                                                       271                    625
----------------------------------------------------------------------------- ---------------------- -- ------------------
                                                                                  $        63,553        $        42,284
----------------------------------------------------------------------------- ---------------------- -- ------------------

         Other investments consist primarily of delinquent property tax receivables and related real estate owned. Other investments at December 31, 2000 also included an installment note receivable received in connection with the sale of the Company's single family mortgage operations in May 1996. One pool of the delinquent property tax receivables was previously pledged as collateral for collateralized bonds, and in 2001 was reclassified to other investments concurrent with the repayment of the associated collateralized bonds outstanding to third parties. Such pool is considered a debt security under SFAS No. 115 and concurrent with its reclassification to other investments in 2001, was reclassified as held-to-maturity from available-for-sale. At the time of reclassification, the carrying value of the delinquent property tax receivables was adjusted to fair value, resulting in an impairment charge of $6,774 for the portion of the adjustment that was deemed an other-than-temporary impairment, and a charge of $18,452 to accumulated other comprehensive loss. The aggregate fair value of such pool of receivables was determined based on the present value of the cash flows expected to be received from these receivables, less costs to service, at a discount rate of 12%. In accordance with the provisions of SFAS No. 115, the $18,452 in adjustment to accumulated other comprehensive loss will be amortized in accordance with the level yield method. The Company purchased $8,719 and $7,585 of delinquent property tax receivables under a preexisting contract during 2001 and 2000, respectively. At December 31, 2001, the Company has real estate owned with a current carrying value of $5,928 resulting from foreclosures on delinquent property tax receivables. At December 31, 2001, $57,354 of delinquent property tax receivables is on non-accrual status, consisting of two large pools of property tax  receivables  aggregating  $34,855 and $21,397, and other pools of property tax receivables aggregating $1,102. Cash collections on these pools of receivables during 2001 was $7,457, $8,254,and $1,039, respectively.

NOTE 7 - LOANS

         The following table summarizes the Company's carrying basis in loans at December 31, 2001 and 2000, respectively.

-----------------------------------------------------------------------------------------------------
                                                                    2001                  2000
-----------------------------------------------------------------------------------------------------

Secured by multifamily and commercial properties               $       2,791           $    19,224
Secured by consumer installment contracts                              3,601                   308
Secured by single-family mortgage loans                                  906                     -
-----------------------------------------------------------------------------------------------------
                                                                       7,298                19,532
Net premium (discount)                                                    17                  (123)
Allowance for losses                                                       -                  (307)
-----------------------------------------------------------------------------------------------------
  Total loans                                                  $       7,315           $    19,102
-----------------------------------------------------------------------------------------------------

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

NOTE 8 - ALLOWANCE FOR LOSSES

         The Company reserves for credit risk where it has exposure to losses on various investments in its investment portfolio. The following table summarizes the aggregate activity for the allowance for losses of principal on investments for the years ended December 31, 2001 and 2000:

--------------------------------------------- ---------------- ----------------- ------------------
                                                   2001              2000              1999
--------------------------------------------- ---------------- ----------------- ------------------

Allowance at beginning of year                  $    26,903       $   17,053       $     3,778
Provision for losses                                 19,672           29,110             9,560
Credit losses, net of recoveries                    (25,067)         (19,260)            3,715
--------------------------------------------- ---------------- ----------------- -----------------
Allowance at end of year                        $    21,508       $   26,903       $    17,053
--------------------------------------------- ---------------- ----------------- -----------------

         Collateral for collateralized bonds. The Company has exposure to credit risk retained on loans and securities that it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the amount of collateral in excess of the related investment-grade collateralized bonds issued (commonly referred to as "over-collateralization"), excluding price premiums and discounts and hedge gains and losses. In some cases, the aggregate loss exposure may be increased by the use of surplus cash or cash reserve funds contained within the security structure to cover losses. The allowance for losses on the over-collateralization totaled $21,508 and $26,903 at December 31, 2001 and 2000 respectively, and is included in collateral for collateralized bonds in the accompanying consolidated balance sheets.

         Securities. On certain securities collateralized by mortgage loans purchased by the Company for which mortgage pool insurance is used as the primary source of credit enhancement, the Company has limited exposure to certain credit risks such as fraud in the origination and special hazards not covered by such insurance. An allowance was established based on the estimate of losses at the time of securitization. The Company also has credit risk on certain other investments. The allowance for losses for securities and other investments was $54 and $414 at December 31, 2001 and 2000, respectively.

NOTE 9 - NON-RECOURSE DEBT - COLLATERALIZED BONDS

         The Company, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds. Each series of collateralized bonds may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on the collateral for collateralized bonds and any reinvestment income thereon are used to make payments on the collateralized bonds (see Note 4). The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to the Company. The stated maturity date for each class of bonds is generally calculated based on the final scheduled payment date of the underlying collateral pledged. The actual maturity of each class will be directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds, or on a specific date. As a result, the actual maturity of any class of a series of collateralized bonds is likely to occur earlier than its stated maturity.

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

NOTE 10 - RECOURSE DEBT

         The Company utilizes repurchase agreements, secured credit facilities and notes payable (together, "recourse debt") to finance certain of its investments. The following table summarizes the Company's recourse debt outstanding and the weighted-average annual rates at December 31, 2001 and 2000:

------------------------------------------ ----------------------------------------- -- -----------------------------------------
                                                             2001                                         2000
------------------------------------------ ----------------------------------------- -- -----------------------------------------
                                                         Weighted-Average                             Weighted-Average
                                                         Annual Rate   Market Value                   Annual Rate   Market Value
                                              Amount                   of Collateral       Amount                   of Collateral
                                           Outstanding                                  Outstanding
------------------------------------------ ------------- ------------- ------------- -- ------------- ------------- -------------

   7.875% Senior Notes                     $     57,969     7.88%         See below        $  97,250     7.88%      $     94,183
   Repurchase agreements                              -        -                  -           35,015     7.66%                 -
   Credit facilities                                  -        -                  -            2,000     7.81%             9,658
   Capitalized lease obligations                    244     7.81%               234    ]         430     7.64%               373
   Capitalized costs                                (79)                          -             (527)                          -
------------------------------------------ ------------- ------------- ------------- -- ------------- ------------- -------------
                                           $     58,134                $        234        $ 134,168                 $   104,214
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

         As of December 31, 2001 and December 31, 2000, the Company had $57,969 and $97,250, respectively, outstanding of its Senior Notes. In March 2001, the Company entered into an amendment to the related indenture governing the Senior Notes whereby the Company pledged to the Trustee of the Senior Notes substantially all of the Company's unencumbered assets in its investment portfolio and the stock of its material subsidiaries. In consideration of this pledge, the indenture was further amended to provide for the release of the Company from certain covenant restrictions in the indenture, and specifically provided for the Company's ability to make distributions on its capital stock in an amount not to exceed the sum of (i) $26,000, (ii) the cash proceeds of any "permitted subordinated indebtedness", (iii) the cash proceeds of the issuance of any "qualified capital stock", and (iv) any distributions required in order for Company to maintain its REIT status. In addition, in March 2001, the Company entered into a Purchase Agreement with holders of 50.1% of the Senior Notes which required the Company to purchase, and such holders to sell, their respective Senior Notes at various discounts prior to maturity based on a computation of the Company's available cash. Through December 31, 2001, the Company has retired $39,281 of Senior Notes for $36,364 in cash under the Purchase Agreement. On January 15, 2002, the Company purchased for $8,296 the remaining amount available of $8,642 to be purchased under the Purchase Agreement. The Senior Notes mature on July 15, 2002.

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

NOTE 11 - FAIR VALUE AND ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires the disclosure of the estimated fair value of on-and off-balance-sheet financial instruments. The following table presents the amortized cost and estimated fair values of Company's financial instruments as of December 31, 2001 and 2000:

------------------------------------------ ------------------------------ ---- -----------------------------
                                                       2001                                2000
                                           ------------------------------ ---- -----------------------------
                                            Amortized         Fair              Amortized         Fair
                                               Cost           Value                Cost          Value
------------------------------------------ -------------- --------------- ---- -------------- --------------

Assets:
  Collateral for collateralized bonds       $ 2,429,968     $ 2,473,203         $ 3,111,413    $ 3,122,484
  Securities                                      5,254           5,508              12,011          9,364
  Other investments                              63,553          56,925              42,284         42,284
  Loans                                           7,315           7,493              19,102         19,102
Liabilities:
   Non-recourse debt                          2,264,213       2,264,213           2,856,728      2,856,728
   Recourse debt:
     Repurchase agreements                            -               -              35,015         35,015
     Credit facilities                                -               -               2,000          2,000
     Senior Notes                                57,890          55,650              96,723         87,737

------------------------------------------ -------------- --------------- ---- -------------- --------------

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

         In 2001, the Company entered into three separate short positions aggregating $1,300,000 on the June 2001, September 2001, and December 2001, ninety-day Eurodollar Futures Contracts. The Company entered into these positions to, in effect, lock-in its borrowing costs on a forward basis relative to a portion of its floating-rate liabilities. In addition, the Company entered into two short positions on the one-month LIBOR futures contract. These instruments failed to meet the hedge criteria of SFAS No. 133, and therefore were accounted for on a trading basis. During 2001, the Company recognized $3,091 in losses related to these positions.

NOTE 12 - EARNINGS PER SHARE

         The following table reconciles the numerator and denominator for both the basic and diluted EPS for the years ended December 31, 2001, 2000, and 1999.

---------------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                    2001                         2000                         1999
---------------------------------------- -------------- ------------- -------------- ------------- -------------- -------------
                                                        Weighted-Average             Weighted-Average             Weighted-Average
                                                         Number of                    Number of                    Number of
                                                           Shares                       Shares                       Shares
                                         Income (loss)                Income (loss)                Income (loss)
---------------------------------------- -------------- ------------- -------------- ------------- -------------- -------------

(Loss) before extraordinary item           $ (6,057)                   $ (91,863)                    $(73,618)
Extraordinary item - gain (loss) on
  extinguishment of debt                      2,972                            -                       (1,517)
                                         --------------               --------------               --------------
Net (Loss)                                   (3,085)                     (91,863)                     (75,135)
Preferred stock benefit (charges)             9,331                      (12,911)                      (12,910)
                                         -------------- ------------- -------------- ------------- -------------- -------------
Net income (loss) available to common
  shareholders                             $  6,246       11,430,471   $ (104,774)     11,445,236    $(88,045)      11,483,977

Effect of dividends and additional
  shares of Series A, Series B, and
  Series C preferred stock                        -                -            -              -            -                -
                                         -------------- ------------- -------------- ------------- -------------- -------------
                                           $  6,246       11,430,471   $ (104,774)     11,445,236    $(88,045)      11,483,977
                                         ============== ============= ============== ============= ============== =============

Income (loss) per share before extraordinary item:
   Basic EPS                                              $   0.29                     $  (9.15)                    $  (7.53)
                                                        =============                                             =============
                                                                                     =============
   Diluted EPS                                            $   0.29                     $  (9.15)                    $  (7.53)
                                                        =============                =============                =============

Net income (loss) per share:
   Basic EPS                                              $   0.55                     $  (9.15)                    $  (7.67)
                                                        =============                =============                =============
   Diluted EPS                                            $   0.55                     $  (9.15)                    $  (7.67)
                                                        =============                =============                =============


Dividends and potentially dilutive common
  shares assuming conversion of preferred
  stock:
Series A                                   $    918        591,535     $   3,063        654,531      $  3,063        654,531
Series B                                        950        845,827         4,475        956,217         4,475        956,217
Series C                                      1,536        835,986         5,373        920,000         5,372        920,000
Expense and incremental shares of
   stock appreciation rights                      -              -             -              -             -         28,931
                                         -------------- ------------- -------------- ------------- -------------- -------------
                                           $  3,404     $2,273,348     $  12,911      2,530,748      $ 12,910      2,559,679
---------------------------------------- -------------- ------------- -------------- ------------- -------------- -------------

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

NOTE 13 - PREFERRED STOCK

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

NOTE 14 - NET LOSS ON SALES, WRITE-DOWNS AND IMPAIRMENT CHARGES

         The following table sets forth the composition of net loss on sales, write-downs and impairment charges for the years ended December 31, 2001, 2000, and 1999.

------------------------------------------ --------- ------------------------------------------------
                                                                  For the years ended,
                                                       2001             2000              1999
-----------------------------------------------------------------------------------------------------
Phase-out of commercial production operations        $     680       $  50,940          $   59,962
Sales of investments                                       439          15,872              16,858
Impairment charges                                      25,315           5,523               6,594
AutoBond litigation and AutoBond securities             (7,095)         11,012              31,732
Sales of loan production operations                        755             228              (7,676)
Other                                                      860             464                   -
-----------------------------------------------------------------------------------------------------
                                                     $  20,954       $  84,039          $  107,470
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

         During 2001, the Company incurred other-than-temporary impairment charges of $7,678 on its investment in delinquent property tax receivables and valuation adjustments of $1,797 for related real estate owned. Impairment charges also include other-than-temporary impairment of debt securities pledged as collateral for collateralized bonds of $15,840, $5,523 and $6,594 for 2001, 2000 and 1999, respectively.

         As discussed in Note 17, the Company settled the outstanding litigation with AutoBond Acceptance Corporation ("AutoBond") for $20,000 during 2000. The Company had accrued a reserve in December 1999 for $27,000 related to the litigation. The Company reversed $5,600 of this reserve during the year ended December 31, 2000. As a condition to the settlement, the Company received all of the outstanding capital stock of the AutoBond entities (the "AutoBond Entities") from which Company had previously purchased securities, and the AutoBond Entities were included in the Company's consolidated financial statements from that point forward. The Company recorded permanent impairment charges of $16,612 in 2000, resulting from write-downs required on securities that the Company owned that it had purchased in 1998 and 1999 from the AutoBond Entities. During the fourth quarter 2000, the Company completed the sale of substantially all of the remaining outstanding securities and loans issued or owned by the AutoBond Entities. In 1999, the Company recorded an impairment charge of $4,732 relating to AutoBond related securities held by the Company at December 31, 1999. In February 2001, the Company resolved a matter related to AutoBond to the mutual satisfaction of the parties involved. In connection with the resolution of this matter, the Company received $7,500, and recorded a gain of $7,095 net of expenses.

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

NOTE 15 - EMPLOYEE BENEFITS

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

         In connection with the possible acquisition of the Company by California Investment Fund, LLC ("CIF") discussed in Note 17, the Company in 2000 redeemed for cash all SARs and related DERs outstanding at such time, valuing the SARs and related DERs pursuant to a commonly used option-valuation model and the consideration for the common stock to be paid by CIF.

         The following table presents a summary of the SARs activity for both the Employee Incentive Plan and the Board Incentive Plan.

------------------------------------------------------------------------------------------------------------------------------------
                                                                 Years ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                       2001                                2000                                1999
------------------------------------------------------------------------------------------------------------------------------------
                                           Weighted-Average                   Weighted-Average                    Weighted-Average
                         Number of Shares  Exercise Price   Number of Shares   Exercise Price   Number of Shares   Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
SARs outstanding at                 -          $       -          278,712         $    42.41         219,695          $    44.72
beginning of year

SARs granted                   30,000               2.00           94,500               8.81         111,858               14.00

SARs forfeited or redeemed          -                  -         (288,151)             27.17         (33,316)              34.15

SARs exercised                      -                  -          (85,061)             26.89         (19,525)              10.86
------------------------------------------------------------------------------------------------------------------------------------

SARs outstanding at            30,000               2.00                -                  -         278,712               33.33
end of year

SARs vested and                     -          $       -                -         $        -         103,458          $    42.41
exercisable
------------------------ ----------------- ---------------- ----------------- ----------------- ----------------- -----------------

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

NOTE 17 - LITIGATION

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

NOTE 18 - SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

---------------------------------------------------------- ----------------------------------------------------
                                                                        Years ended December 31,
---------------------------------------------------------- ----------------------------------------------------
                                                                 2001               2000               1999
---------------------------------------------------------- --------------    ---------------    ---------------

Cash paid for interest                                     $    177,674      $    249,699       $    264,130

Supplemental disclosure of non-cash activities:
  Collateral for collateralized bonds owned
   subsequently securitized                                           -                 -          1,607,891
Securities owned subsequently securitized                             -            71,209              4,986
---------------------------------------------------------- -------------- -- --------------- -- ---------------

NOTE 19 - RELATED PARTY TRANSACTIONS

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

NOTE 20 - Non-Consolidated Affiliates

         During 1999 and 2000 the Company owned a 99% preferred stock interest in DHI. Effective December 31, 2000, DHI was liquidated pursuant to Internal Revenue Code Sections 331 and 336 in a taxable liquidation. The results of operations and financial position of DHI prior to its liquidation are summarized below:

-------------------------------------------------------------------- -----------------------------------------------------
Consolidated Statement of Operations                                                     December 31,
-------------------------------------------------------------------- -----------------------------------------------------
                                                                                2000                       1999
-------------------------------------------------------------------- --------------------------- -------------------------
Total revenues                                                                $    4,157                 $    40,710
Total expenses                                                                     4,838                      42,653
Net income (loss)                                                                   (681)                     (1,943)
-------------------------------------------------------------------- -----------------------------------------------------

Consolidated Balance Sheet                                                               December 31,
-------------------------------------------------------------------- -----------------------------------------------------
                                                                                2000                       1999
-------------------------------------------------------------------- --------------------------- -------------------------
Total assets                                                                        -                    $    36,822
Total liabilities                                                                   -                          9,075
Total equity                                                                        -                         27,747
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

NOTE 21 - RESTATEMENT OF FINANCIAL STATEMENTS

         Subsequent to the issuance of its financial statements for the year ended December 31, 2001, the Company determined that the assets previously reported as debt securities subject to the requirements of SFAS No.115, " Accounting for Certain Investments in Debt and Equity Securities" were, in fact, collateralized borrowings, where the collateral being pledged as securities were loans that should have been accounted for under the requirements of SFAS No. 5, "Accounting for Contingencies" or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." As a result, the accompanying consolidated financial statements as of the years ended December 31, 2001 and 2000, and for the three years ended December 31, 2001, have been restated from the amounts previously reported to correct the accounting for these investments.

         A summary of the significant effects of the restatement is as follows:

--------------------------------------------- ------------------------------------- ------------------------------------
                                                    As of December 31, 2001               As of December 31, 2000
--------------------------------------------- ------------------------------------- ------------------------------------
                                               (as previously                        (as previously
(amounts in thousands)                            reported)        (as restated)        reported)       (as restated)

Collateral for collateralized bonds              $   2,404,157      $   2,473,203      $   3,042,158      $   3,122,484
Total investments                                    2,480,533          2,549,579          3,112,908          3,193,234
Total assets                                         2,500,812          2,569,859          3,159,596          3,239,921

Accumulated other comprehensive loss                   (83,872)           (14,825)          (124,589)           (44,263)
Total Shareholders' Equity                             173,063            242,110            157,131            237,456
--------------------------------------------- ------------------ ------------------ ------------------ -----------------


------------------------------------------------------- ---------------------------------------------------------------
                                                                       For the Year Ended December 31,

------------------------------------------------------- ---------------------------------------------------------------
                                     2001                            2000                            1999
------------------------ ------------------------------ ------------------------------- -------------------------------
                              (as                       (as previously                  (as previously
                           previously    (as restated)     reported)     (as restated)     reported)     (as restated)
                           reported)

Provision for losses       $   (35,512)    $  (19,672)    $  (34,633)      $  (29,110)    $  (16,154)      $   (9,560)
Net interest margin             12,570         28,410         (3,146)           2,377         48,015           54,609
Impairment charges              (5,114)       (20,954)       (78,516)         (84,039)      (100,876)        (107,470)
------------------------ --------------- -------------- ---------------- -------------- ---------------- --------------

The restatement did not have any effect on loss before extraordinary items, net income (loss), or related per share amounts.

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

                                                                    Exhibit 23.1


                          INDEPENDENT AUDITORS' CONSENT





     We consent to the incorporation by reference in Registration Statement Nos. 333-22859, 333-10783, 333-10587 and 333-35769 of Dynex Capital, Inc. on Form S-3
and Registration Statement No. 333-32663 of Dynex Capital, Inc. on Form S-8 of our report dated March 5, 2002 (September 16, 2002 as to the effects of the restatement discussed in Note 21) (which expresses an unqualified opinion and contains an explanatory paragraph relating to the restatement discussed in Note
21), appearing in this Annual Report on Form 10-K/A of Dynex Capital, Inc. for the year ended December 31, 2001.


DELOITTE & TOUCHE LLP

Richmond, Virginia
September 16, 2002