Form 10-Q/A
period 2002-03-31
DYNEX CAPITAL INC
filed 2002-10-07
CIK 826675

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

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

                                 (804) 217-5800
              (Registrant`s telephone number, including area code)

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

                               DYNEX CAPITAL, INC.
                                    FORM 10-Q


                                      INDEX

THIS FILING OF FORM 10-Q/A REFLECTS RESTATEMENT OF THE FINANCIAL STATEMENTS AS DISCUSSED IN NOTE 12 TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                            Page
PART I        FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets at March 31, 2002
           and December 31, 2001 (unaudited)........................................................1

           Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited)................................................2

           Condensed Consolidated Statements of Cash Flows for
           the three months ended March 31, 2002 and 2001 (unaudited)...............................3

           Notes to Unaudited Condensed Consolidated Financial Statements...........................4

   Item 2. Management`s Discussion and Analysis of
           Financial Condition and Results of Operations...........................................10

   Item 3. Quantitative and Qualitative Disclosures about Market Risk..............................23


PART II       OTHER INFORMATION

   Item 1. Legal Proceedings ......................................................................24

   Item 2. Changes in Securities and Use of Proceeds...............................................24

   Item 3. Defaults Upon Senior Securities.........................................................25

   Item 4. Submission of Matters to a Vote of Security Holders.....................................25

   Item 5. Other Information.......................................................................25

   Item 6. Exhibits and Reports on Form 8-K........................................................25


SIGNATURES ........................................................................................26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, UNAUDITED
(amounts in thousands except share data)

                                                                             March 31,     December 31,
                                                                               2002             2001
                                                                            -----------    ------------
                                                                           (As restated,
                                                                           see Note 12)
ASSETS
  Investments:
  Collateral for collateralized bonds ...................................   $ 2,310,625    $ 2,473,203
  Other investments .....................................................        61,780         63,553
  Securities ............................................................         6,190          5,508
  Loans .................................................................         7,428          7,315
                                                                            -----------    -----------
                                                                              2,386,023      2,549,579
Cash ....................................................................         4,466          7,129
Cash -- restricted ......................................................        12,550          4,334
Other assets ............................................................         8,117          8,817
                                                                            -----------    -----------
                                                                            $ 2,411,156    $ 2,569,859
                                                                            ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse debt - collateralized bonds ................................   $ 2,118,044    $ 2,264,213
Recourse debt ...........................................................        46,975         58,134
                                                                            -----------    -----------
                                                                              2,165,019      2,322,347
Accrued interest payable ................................................           771          2,099
Accrued expenses and other liabilities ..................................         1,477          3,303
                                                                            -----------    -----------
                                                                              2,167,267      2,327,749
                                                                            -----------    -----------
Commitments and contingencies (Note 10) .................................            --             --
SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
      9.75% Cumulative Convertible Series A,
        992,038 and 992,038 issued and outstanding, respectively
     ($29,903 and $29,322 aggregate liquidation preference, respectively)        22,658         22,658

      9.55% Cumulative Convertible Series B,
        1,378,807 and 1,378,807 issued and outstanding, respectively
     ($42,084 and $41,443 aggregate liquidation preference, respectively)        32,275         32,275
      9.73% Cumulative Convertible Series C,
        1,383,532 and 1,383,532 issued and outstanding, respectively
     ($51,865 and $51,101 aggregate liquidation preference, respectively)        39,655         39,655
Common stock, par value $.01 per share,
  100,000,000 shares authorized,
  10,873,853 issued and outstanding .....................................           109            109
Additional paid-in capital ..............................................       364,740        364,740
Accumulated other comprehensive loss ....................................       (13,527)       (14,825)
Accumulated deficit .....................................................      (202,021)      (202,502)
                                                                            -----------    -----------
                                                                                243,889        242,110
                                                                            -----------    -----------
                                                                                           -----------
                                                                            $ 2,411,156    $ 2,569,859
                                                                            ===========    ===========

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
  OF OPERATIONS, UNAUDITED
(amounts in thousands except share data)

                                                                 Three Months Ended
                                                                      March 31,
                                                    ------------------------------------------------
                                                          2002                         2001
                                                    --------------------       ---------------------
                                                      (As restated,               (As restated,
                                                      see Note 12)                 see Note 12)
                                                    --------------------       ---------------------
Interest income:
   Collateral for collateralized bonds                $      42,714                 $      61,114
   Securities                                                   122                           309
   Other investments                                             10                         1,928
   Loans                                                         94                           153
                                                    --------------------       ---------------------
                                                             42,940                        63,504
                                                    --------------------       ---------------------

Interest and related expense:
   Non-recourse debt                                         31,966                        50,125
   Recourse debt                                              1,030                         2,587
   Other                                                        444                           363
                                                    --------------------       ---------------------
                                                             33,440                        53,075
                                                    --------------------       ---------------------

Net interest margin before provision for losses               9,500                        10,429
Provision for losses                                         (5,643)                       (4,806)
                                                    --------------------       ---------------------
Net interest margin                                           3,857                         5,623

Net  (loss)  gain  on  sales,   write-downs,                 (2,055)                        5,304
   impairment  charges,  and  litigation
Other income                                                    196                           295
                                                    --------------------       ---------------------
                                                              1,998                        11,222

General and administrative expenses                          (1,894)                       (1,844)
                                                    --------------------       ---------------------
Income before extraordinary item                                104                         9,378

Extraordinary item  - gain on extinguishment of debt            377                         2,271
                                                    --------------------       ---------------------
Net income                                                      481                        11,649
Preferred stock charges                                      (2,396)                       (3,228)
                                                    --------------------       ---------------------
Net (loss) income applicable to common shareholders   $      (1,915)                $       8,421
                                                    ====================       =====================

 (Loss) income per common share before extraordinary item:
   Basic and diluted                                        $ (0.21)                       $ 0.54
                                                    ====================       =====================

Net (loss) income per common share:
   Basic and diluted                                        $ (0.18)                       $ 0.74
                                                    ====================       =====================

Weighted average number of common shares outstanding
   Basic and diluted                                      10,873,853                    11,446,206

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
  OF CASH FLOWS, UNAUDITED
(amounts in thousands)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                ----------------------------------------
                                                                                    2002                   2001
                                                                              -------------------    ------------------
                                                                                (As restated,          (As restated,
                                                                                 see Note 12)          see Note 12)
                                                                              -------------------    ------------------
Operating activities:
   Net income                                                                     $         481      $          11,649
   Adjustments to reconcile net income to net cash provided  (used) by operating activities:
       Provision for losses                                                               5,643                  4,806
       Net  (gain)  loss  on  sales,   write-downs,   impairment  charges  and            2,055                 (5,304)
         litigation
       Extraordinary item  - net gain on extinguishment of debt                            (377)                (2,271)
       Payment (made) received from litigation settlement, net of legal fees               (863)                 7,111
       Amortization and depreciation                                                      4,181                  3,942
       Decrease in accrued interest receivable                                                2                    257
       Change in accrued interest payable                                                  (519)                   437
       Net change in restricted cash                                                     (8,216)                20,301
       Net change in accrued interest, other assets and other liabilities                (2,839)               (14,810)
                                                                              -------------------    ------------------
          Net cash (used) provided by operating activities                                 (452)                26,118
                                                                              -------------------    ------------------
 Investing activities:
   Principal payments on collateral                                                     151,283                142,581
   Net (increase) decrease in funds held by trustee                                        (152)                   104
   Net decrease in loans held for sale or securitization                                  1,621                 15,707
   Purchase of other investments                                                            (38)                     -
   Payments received on other investments                                                 2,602                    554
   Proceeds from sales of other investments                                                   -                    233
   Payments received on securities                                                          393                    276
   Proceeds from sale of loan production operations                                           -                  9,500
   Capital expenditures                                                                      (2)                   (88)
                                                                              -------------------    ------------------
        Net cash provided by investing activities                                       155,707                168,867
                                                                              -------------------    ------------------
 Financing activities:
   Principal payments on bonds                                                         (147,090)              (143,653)
   Repayment of senior notes                                                            (10,828)               (34,519)
                                                                              -------------------    ------------------
        Net cash used for financing activities                                         (157,918)              (178,172)
                                                                              -------------------    ------------------
 Net (decrease) increase in cash                                                         (2,663)                16,813
 Cash at beginning of period                                                              7,129                  3,485
                                                                              -------------------    ------------------
 Cash at end of period                                                            $       4,466          $      20,298
                                                                              ===================    ==================
 Cash paid for interest                                                           $      34,968          $      57,237
                                                                              ===================    ==================

See notes to unaudited condensed consolidated financial statements.

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The Condensed Consolidated Balance Sheet at March 31, 2002, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001, the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 and related notes to consolidated financial statements are unaudited. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K/A for the year ended December 31, 2001.

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


NOTE 2 - USE OF ESTIMATES

Fair Value. The Company uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Collateral for collateralized bonds make up a significant portion of the Company's investments. The estimate of fair value for collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions established by management. The discount rate used in the determination of fair value of the collateral for collateralized bonds was 16% at March 31, 2002 and December 31, 2001. Prepayment rate assumptions at March 31, 2002, and December

31, 2001, were generally at a "constant prepayment rate," or CPR ranging from 35%-60% for both 2002 and 2001, respectively, for collateral for collateralized bonds consisting of single-family mortgage loans and securities, and a CPR equivalent ranging from 9%-10% for both 2002 and 2001, respectively for collateral for collateralized bonds consisting of manufactured housing loans and securities collateral. Commercial mortgage loan collateral was generally assumed to repay in accordance with their contractual terms. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary for each series of collateral for collateralized bonds, depending on the collateral pledged. The cash flows for the collateral for collateralized bonds were projected to the estimated date that the security could be called and retired by the Company if there is economic value to the Company in calling and retiring the security. Such call date is typically triggered on the earlier of a specified date or when the remaining collateral balance equals 35% of the original balance (the "Call
Date"). The Company estimates anticipated market prices of the underlying collateral at the Call Date.

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

-------------------------------------------------- --------------------------------------------------------------------
                                                                      Three Months Ended March 31,
                                                   --------------------------------------------------------------------
                                                                2002                                2001
-------------------------------------------------- ------------------------------- -- ---------------------------------
                                                                     Weighted-Average                    Weighted-Average
                                                                       Number of                            Number of
                                                       Income            Shares           Income             Shares
                                                       (loss)                             (loss)
                                                   -------------     -------------    --------------     --------------

Income before extraordinary item                   $       104                        $        9,378

Extraordinary item - net gain on
  extinguishment of debt                                   377                                 2,271
                                                   -------------                        -------------
Net income                                                 481                                11,649
Preferred stock charges                                 (2,396)                               (3,228)

Net (loss) income applicable to                    $     (1,915)         10,873,853   $        8,421          11,446,206
  common shareholders
Effect of dividends and additional shares
  of Series A, Series B, and Series C
  preferred stock                                             -                   -                -                   -
Diluted                                            $     (1,915)         10,873,853   $        8,421          11,446,206
                                                   =============      =============    ==============     ==============

(Loss) income per share before extraordinary item:
     Basic EPS                                                        $      (0.21)                       $        0.54
                                                                      =============                       ==============
     Diluted EPS                                                      $      (0.21)                       $        0.54
                                                                      =============                       ==============

Net (loss) income per share:
     Basic EPS                                                        $      (0.18)                       $        0.74
                                                                      =============                       ==============
     Diluted EPS                                                      $      (0.18)                       $        0.74
                                                                      =============                       ==============


   Dividends and potentially dilutive common shares
    assuming conversion of preferred stock:
       Series A                                    $       580             496,019    $          766            654,531
       Series B                                            806             689,404             1,119            956,217
       Series C                                          1,010             691,766             1,343            920,000
                                                   -------------     -------------    --------------     --------------
                                                   $     2,396           1,877,189    $        3,228          2,530,748
                                                   =============     =============    ==============     ===============

-------------------------------------------------- ------------- --- ------------- -- -------------- --- --------------

NOTE 4 -- COLLATERAL FOR COLLATERALIZED BONDS

The following table summarizes the components of collateral for collateralized bonds as of March 31, 2002 and December 31, 2001:

------------------------------------------ --------------- ---- ----------------
                                           March 31, 2002        December 31,
                                                                     2001
------------------------------------------ --------------- ---- ----------------

  Loans, at amortized cost                 $   1,913,182        $   2,027,619
  Debt securities, at fair value                 419,892              467,038
------------------------------------------ --------------- ---- ----------------
                                               2,333,074            2,494,657
  Reserve for loan losses                        (22,449)             (21,454)
------------------------------------------ --------------- ---- ----------------
                                           $   2,310,625        $   2,473,203
------------------------------------------ --------------- ---- ----------------

The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as collateral for collateralized bonds as of March 31, 2002 and December 31, 2001 :

       -------------------------------------- -------------- -------------------
                                              March 31, 2002 December 31, 2001
       -------------------------------------- -------------- -------------------

         Debt securities, at amortized cost    $    416,794    $     463,666
         Gross unrealized gains                       3,098            3,372
         Gross unrealized losses                          -                -
       -------------------------------------- -------------- -------------------
         Estimated fair value                  $    419,892   $      467,038
       -------------------------------------- -------------- -------------------

The components of collateral for collateralized bonds at March 31, 2002 and December 31, 2001 are as follows:

--------------------------------------------------------------------------------
                                            March 31, 2002     December 31, 2001
                                            --------------     -----------------
Collateral, net of allowance               $     2,271,229     $      2,429,968
Funds held by trustees                                 542                  391
Accrued interest receivable                         15,294               16,594
Unamortized premiums and discounts, net             20,462               22,878
Unrealized gain, net                                 3,098                3,372
--------------------------------------------------------------------------------
                                          $      2,310,625     $      2,473,203
--------------------------------------------------------------------------------

Collateral for collateralized bonds. Collateral for collateralized bonds consists primarily of loans and securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family housing, fixed-rate loans on multifamily and commercial properties and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. All collateral for collateralized bonds is pledged to secure repayment of the related collateralized bonds. All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the collateralized bonds.

NOTE 5 -- SECURITIES

The following table summarizes Dynex's amortized cost basis and fair value of investments classified as available-for-sale, as of March 31, 2002 and December 31, 2001:

-------------------------------------------- --------------- --- ---------------
                                                 March 31,          December 31,
                                                   2002               2001
-------------------------------------------- --------------- --- ---------------

Securities:
  Adjustable-rate mortgage securities        $         600          $      600
  Fixed-rate mortgage securities                       575                 351
  Derivative and residual securities                 4,688               4,358
-------------------------------------------- --------------- --- ---------------
                                                     5,863               5,309
  Allowance for losses                                 (55)                (55)
 ------------------------------------------- --------------- --- ---------------
      Amortized cost, net                            5,808               5,254
  Gross unrealized gains                             2,273               2,134
  Gross unrealized losses                           (1,891)             (1,880)
-------------------------------------------- --------------- --- ---------------
                                             $       6,190         $     5,508
-------------------------------------------- --------------- --- ---------------

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


NOTE 6 -- OTHER INVESTMENTS

The following table summarizes the Company's investment in delinquent property tax receivables and real estate owned as of March 31, 2002 and December 31, 2001:

-------------------------------------------------------------- ------------------ ------------------
                                                                March 31, 2002     December 31, 2001
                                                               ------------------ ------------------

  Amortized cost basis of receivables, before discount             $     72,465    $        75,805
  Discount recorded as adjustment to other comprehensive loss           (17,007)           (18,451)
-------------------------------------------------------------- ------------------ ------------------
  Amortized cost basis of receivables, net                               55,458             57,354
  Real estate owned                                                       6,091              5,928
  Other                                                                     231                271
-------------------------------------------------------------- ------------------ ------------------
                                                                   $     61,780    $        63,553
-------------------------------------------------------------- ------------------ ------------------

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

NOTE 7 -- RECOURSE DEBT

The following table summarizes Dynex's recourse debt outstanding at March 31, 2002 and December 31, 2001:

---------------------------- --------------------- --- -------------------------
                                   March 31, 2002          December 31, 2001
---------------------------- --------------------- --- -------------------------

  7.875% Senior Notes            $        46,830         $          57,969
  Capital lease obligations                  178                       244
  Capital costs                              (33)                      (79)
---------------------------- --------------------- --- -------------------------
                                  $       46,975         $          58,134
---------------------------- --------------------- --- -------------------------

As of March 31, 2002 and December 31, 2001, Dynex had $46,830 and $57,969, respectively, outstanding of its Senior Notes. On March 30, 2001, the Company entered into an amendment to the related indenture governing the Senior Notes whereby the Company pledged to the Trustee of the Senior Notes substantially all of the Company's unencumbered assets in its investment portfolio and the stock of its subsidiaries. In consideration of this pledge, the indenture was further amended to provide for the release of the Company from certain covenant restrictions in the indenture, and specifically provided for the Company's ability to make distributions on its capital stock in an amount not to exceed the sum of (i) $26,000, (ii) the cash proceeds of any "permitted subordinated indebtedness", (iii) the cash proceeds of the issuance of any "qualified capital stock", and (iv) any distributions required in order for the Company to maintain its REIT status. In addition, the Company entered into a Purchase Agreement with holders of 50.1% of the Senior Notes which requires the Company to purchase, and such holders to sell, their respective Senior Notes at various discounts prior to maturity based on a computation of the Company's available cash. During the quarter ended March 31, 2002, the Company completed the purchase of all amounts required pursuant to the Purchase Agreement and fulfilled all its obligations thereunder. In addition, the Company has purchased Senior Notes in the open market from time-to-time. In April 2002, the Company purchased an additional $550 of Senior Notes, and as of April 30, 2002, the remaining principal amount of the Senior Notes outstanding is $46,280.


NOTE 8 -- RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting StandardS (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As the Company has no goodwill or intangible assets that it is amortizing, the adoption of SFAS No. 142 did not have any effect on the financial position, results of operations or cash flows of the Company.

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

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in APB 30. Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items, as Dynex has done. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB Opinion 30 must be reclassified. The Company is in the process of evaluating SFAS No. 145 but believes it will not have a significant impact on the financial position, results of operations or cash flows of the Company.


NOTE 9 -- PREFERRED STOCK

As of March 31, 2002 and December 31, 2001, the total liquidation preference on the Preferred Stock was $123,852 and $121,867, respectively, and the total amount of dividends in arrears on Preferred Stock were $25,167 and $22,771, respectively. Individually, the amount of dividends in arrears on the Series A, the Series B and the Series C were $6,094 ($6.14 per Series A share), $8,469 ($6.14 per Series B share) and $10,604 ($7.66 per Series C share), respectively at March 31, 2002 and $5,513 ($5.56 per Series A share), $7,663 ($5.56 per
Series B share) and $9,595 ($6.94 per Series C share), respectively at December 31, 2001.


NOTE 10 -- COMMITMENTS AND CONTINGENCIES

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


NOTE 12 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of its financial statements for the quarter ended March 31, 2002, the Company determined that certain of the assets previously reported as debt securities subject to the requirements of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" were, in fact, collateralized borrowings, where the collateral being pledged as securities were loans that should have been accounted for under the requirements of SFAS No. 5, "Accounting for Contingencies" or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." As a result, the accompanying condensed consolidated financial statements as of March 31, 2002, and for the three month periods ended March 31, 2002 and 2001, have been restated from the amounts previously reported to correct the accounting for these investments.

A summary of the significant effects of the restatement is as follows:

------------------------------------- -----------------------------------------
(amounts in thousands)                          As of March 31, 2002

------------------------------------- -----------------------------------------
                                         (As Previously
                                            Reported)          (As Restated)
------------------------------------- ---------------------- ------------------
Collateral for collateralized bonds     $   2,248,716        $ 2,310,625
Total investments                           2,324,114          2,386,023
Total assets                                2,349,247          2,411,156

Accumulated other comprehensive loss          (75,437)            (13,527)
Total Shareholders' Equity                    181,980            243,889
------------------------------------- ---------------------- ------------------


                                For the Three Months Ended March 31,
                                   2002                       2001
                      ----------------------------- ----------------------------
                      (As Previously                (As Previously
                         Reported)   (As Restated)     Reported)   (As Restated)
--------------------- -------------- -------------- ------------- --------------
Provision for losses  $      (7,604) $      (5,643) $     (6,589) $    (4,806)
Net interest margin           1,895          3,857         3,837        5,623
Impairment charges              (94)        (2,055)        7,087        5,304
--------------------- -------------- -------------- ------------- --------------

The restatement did not have any effect on income before extraordinary items or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 12 to the condensed consolidated financial statements included in Item 1, the Company has restated its financial statements for the three month periods ended March 31, 2002 and 2001. The following management discussion and analysis takes into account the effects of the restatement.

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

                          FINANCIAL CONDITION
                        (amounts in thousands)

 ---------------------------------------- ----------------- --------------------
                                          March 31, 2002     December 31, 2001
 ---------------------------------------- ----------------- --------------------
 Investments:
     Collateral for collateralized bonds    $ 2,310,625        $ 2,473,203
     Securities                                   6,190              5,508
     Other investments                           61,780             63,553
     Loans                                        7,428              7,315

 Non-recourse debt - collateralized bonds     2,118,044          2,264,213
 Recourse debt                                   46,975             58,134

 Shareholders' equity                           243,889            242,110

COLLATERAL FOR COLLATERALIZED BONDS

Collateral for collateralized bonds consists primarily of loans and securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family housing, fixed-rate loans secured by first liens on multifamily and commercial properties, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. As of March 31, 2002, the Company had 23 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $2.31 billion at March 31, 2002 compared to $2.47 billion at December 31, 2001. This decrease of $0.16 billion is primarily the result of $151.3 million in paydowns on the collateral.

Below is a summary as of March 31, 2002, by each series where the fair value exceeds $0.5 million of the Company's net investment in collateralized bond securities. The Company master services the majority of its collateralized bond securities. Monthly payment reports for those securities master-serviced by the Company may be found on the Company's website at www.dynexcapital.com.

----------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                    Principal
                                                        Principal        balance of      Principal    Amortized Cost
                                                        balance of     collateralized    Balance of    Basis of Net
 Collateralized Bond         Collateral Type            collateral         bonds       Net Investment   Investment
     Series (1)                                          pledged       outstanding to
                                                                       third parties
----------------------------------------------------------------------------------------------------------------------

MERIT Series 11A      Single-family loans;
                      manufactured housing loans        $   409,988     $    363,042     $   46,946     $     51,000

MERIT Series 12-1     Manufactured housing loans            276,742          247,535         29,207           23,169

MERIT Series 12-2     Single-family loans                   331,540          311,178         20,362           33,908

MERIT Series 13       Manufactured housing loans            335,463          293,202         42,261           37,757

MERIT Series 14-1     Single-family loans                   136,855          135,936            919            4,033

MERIT Series 14-2     Single-family loans                     2,643                -          2,643            2,687

MCA One Series 1      Commercial mortgage loans              86,187           81,444          4,743             (478)

CCA One Series 2      Commercial mortgage loans             298,791          276,688         22,103            8,445

CCA One Series 3      Commercial mortgage loans             413,399          368,111         45,288           57,169
----------------------------------------------------------------------------------------------------------------------
                                                        $ 2,291,608     $  2,077,136     $  214,472     $    217,690
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

                                          Fair Value Assumptions
---------------------------------------------------------------------------------------------------------------------
                                                                                                        Cash flows
                            Weighted-average                            Projected cash    Fair value    received in
  Collateralized Bond      prepayment speeds            Losses         flow termination     of net     2002, net (2)
        Series                                                               date         investment
                                                                                              (1)
---------------------------------------------------------------------------------------------------------------------

MERIT Series 11A           40%-60% CPR on SF
                             loans; 10% CPR      3.5% annually on     Anticipated final
                               on MH loans       MH loans             maturity in 2025     $    48,105   $     6,864

MERIT Series 12-1                9% CPR          2.8% annually on     Anticipated final
                                                 MH Loans             maturity in 2027           3,371           127

MERIT Series 12-2               35% CPR          0.55% annually       Anticipated call
                                                                      date in 2002 (3)          34,966         8,979

MERIT Series 13                 10% CPR          4.0% annually        Anticipated
                                                                      final maturity in          3,712           134
                                                                      2026

MERIT Series 14-1               35% CPR          0.2% annually        Anticipated call
                                                                      date in 2002 (3)           7,397         1,800

MERIT Series 14-2               50% CPR          10.0% annually       Anticipated call
                                                                      date in 2002 (3)           2,617           501

MCA One Series 1                  (4)            Losses of $2,096 in  Anticipated
                                                 2004, $1,500 in      final maturity in          1,711            15
                                                 2006 and $1,000 in   2018
                                                 2008

CCA One Series 2                  (5)            0.60% annually       Anticipated call
                                                 beginning in 2003    date in 2012               8,005           430

                                                 0.60% annually       Anticipated call
CCA One Series 3                  (5)            beginning in 2004    date in 2009              20,755           614
---------------------------------------------------------------------------------------------------------------------
                                                                                           $   130,639   $    19,464
---------------------------------------------------------------------------------------------------------------------

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

The following table compares the fair value of these investments at various discount rates, but otherwise using the same assumptions as set forth for the two immediately preceding tables:

--------------------------------------------------------------------------------
                                            Fair Value of Net Investment
--------------------------------------------------------------------------------
Collateralized Bond Series ......        12%         16%         20%         25%
MERIT Series 11A ................   $ 53,985    $ 48,105    $ 43,411    $ 38,733
MERIT Series 12-1 ...............      3,492       3,371       3,213       3,000
MERIT Series 12-2 ...............     35,081      34,966      34,851      34,709
MERIT Series 13 .................      3,831       3,712       3,557       3,346
MERIT Series 14-1 ...............      7,422       7,397       7,373       7,343
MERIT Series 14-2 ...............      2,626       2,617       2,609       2,598
MCA One Series 1 ................      2,044       1,711       1,455       1,214
CCA One Series 2 ................      9,653       8,005       6,781       5,659
CCA One Series 3 ................     25,396      20,755      17,134      13,687
---------------------------------   --------    --------    --------    --------
                                    $143,530    $130,639    $120,384    $110,289
---------------------------------   --------    --------    --------    --------

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

Shareholders' equity. Shareholders' equity increased to $243.9 million at March 31, 2002 from $242.1 million at December 31, 2001. This increase was a combined result of a $1.3 million decrease in the net unrealized loss on investments available-for-sale from $14.8 million at December 31, 2001 to $13.5 million at March 31, 2002 and net income of $0.5 million during the three months ended March 31, 2002.

                              RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                          March 31,
                                                               --------------------------------
(amounts in thousands except per share information)                2002              2001
-----------------------------------------------------------------------------------------------

Net interest margin                                            $       3,857    $       5,623
Net (loss) gain on sales, write-downs, impairment charges
and litigation                                                        (2,055)           5,304
Trading gains                                                              -              238
General and administrative expenses                                    1,894            1,844
Extraordinary item -gain on extinguishment of debt                       377            2,271
Net income                                                               481           11,649

Basic and  diluted  (loss)  income  per  common  share  before $       (0.21)   $        0.54
extraordinary gain

Basic and diluted net (loss) income per common share           $       (0.18)   $        0.74

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

Net interest margin for the three months ended March 31, 2002 decreased to $3.9 million from $5.6 million for the same period for 2001. This decrease was primarily the result of an increase in provision for losses to $5.6 million during the three months ended March 31, 2002 compared to $4.8 million during the three months ended March 31, 2001. This increase in provision for losses was a result of increasing the reserve for losses on various manufactured housing loan pools pledged as collateral for collateralized bonds where the Company has retained credit risk. In addition, average interest-earning assets declined from $3.2 billion for the three months ended March 31, 2001 to $2.5 billion for the three months ended March 31, 2002. These decreases were partially offset by an increase in the net interest spread from 0.88% for the three months ended March 31, 2001 to 1.21% for the three months ended March 31, 2002. Further, accrual of interest on the Company's investment in delinquent property tax receivables was discontinued in 2002.

Net gain on sales, write-downs, impairment charges and litigation declined by $7.4 million, from a gain of $5.3 million during the three months ended March 31, 2001, to a loss of $2.1 million during the three months ended March 31, 2002. During the three months ended March 31, 2001, the Company favorably resolved litigation for $7.1 million, net of legal expenses.

The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                  AVERAGE BALANCES AND EFFECTIVE INTEREST RATES

------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended March 31,
                                                     -----------------------------------------------------------
                                                                2002                          2001
------------------------------------------------------------------------------------------------------------------
                                                         Average       Effective      Average       Effective
                                                         Balance         Rate         Balance          Rate
                                                     ----------------- ----------- ---------------- ------------

Interest-earning assets: (1)
   Collateral for collateralized bonds (2)           $     2,365,993       7.22%   $    3,075,898        7.95%
   Securities                                                  5,340       9.16%           11,878        9.82%
   Other investments                                          78,119     (0.12)%           36,131       16.70%
   Loans                                                       2,967      11.79%            6,314       14.20%
   Cash                                                        7,280        2.0%           37,780        5.84%
                                                     ----------------- ----------- ---------------- ------------
     Total interest-earning assets                   $     2,459,699       6.98%   $    3,168,001      8.0504%
                                                     ================= =========== ================ ============

Interest-bearing liabilities:
   Non-recourse debt (3)                             $     2,192,492       5.72%   $    2,781,292        7.13%
   Recourse  debt  secured  by  collateralized  bonds
   retained                                                        -          -%           31,265        6.76%
                                                     ----------------- ----------- ---------------- ------------
                                                            2,192,492      5.72%        2,812,557        7.12%

   Other recourse debt - secured                               50,589      8.13%           99,038        8.25%
                                                     ----------------- ----------- ---------------- ------------
     Total interest-bearing liabilities              $      2,243,081      5.78%   $    2,911,595        7.16%
                                                     ================= =========== ================ ============
Net interest spread on all investments (3)                                 1.21%                         0.88%
                                                                       ===========                  ============
Net yield on average interest-earning assets (3)                           1.71%                         1.46%
                                                                       ===========                  ============

------------------------------------------------------------------------------------------------------------------

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $534 and $437 for the three months ended March 31, 2002 and 2001, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses. If included, the net yield on average interest-earning assets would be 0.63% and 0.74% for the three months ended March 31, 2002 and 2001, respectively.

The net interest spread increased 0.33%, to 1.21% for the three months ended March 31, 2002 from 0.88% for the same period in 2001. The net interest spread for the three months ended March 31, 2002 also improved relative to the same period in 2001, to 1.71% from 1.46%. The improvement in the Company's net interest spread can be attributed to a decline in the cost of interest-bearing liabilities from the respective 2001 period, which have declined as a result in the decline of One-Month LIBOR due to the reduction in short-term interest rates by the Federal Reserve. This was partially offset by the discontinuance of accrual of interest on the Company's investment in delinquent property tax
receivables   in   2001.   The   majority   of   the   Company's   variable-rate
interest-bearing liabilities are priced relative to One-Month LIBOR. Interest-bearing liability costs declined 1.38% for the three month period ended March 31, 2002, compared to the same period in 2001. For the three month period ended March 31, 2002, there has been a lesser decline in the effective interest-earning yield on the collateral for collateralized bonds due to the `reset' lag and `floors' (the loans generally adjust or `reset' every six or twelve months and are generally limited to maximum adjustments upwards or downwards of 1% each six months) on the approximate $576 million in single-family ARM loans that comprise a portion of the collateral for collateralized bonds. The Company would expect its net interest spread on its interest-earning assets for the balance of 2002 to decrease as rates on adjustable collateral loans continue to adjust downward while rates on collateralized bonds remain flat or begin to adjust upward. The average One-Month LIBOR rate declined to 1.85% for the three-month period ended March 31, 2002 from 5.51% for the three-month period ended March 31, 2001.

From March 31, 2001 to March 31, 2002, average interest-earning assets declined $708 million, or approximately 22%. A large portion of such reduction relates to paydowns on the Company's adjustable-rate single-family mortgage loans. The Company's portfolio as of March 31, 2002 consists of $576.1 million of adjustable rate assets and $1.7 billion of fixed-rate assets. The Company currently finances approximately $186.7 million of the fixed-rate assets with non-recourse LIBOR based floating-rate liabilities. Assuming short-term interest rates stay at or about current levels, the single-family ARM loans should continue to reset downwards in rate (subject to the floors) which will have the impact of reducing net interest spread in future periods.

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

                      INVESTMENT PORTFOLIO COMPOSITION (1)
                                       ($ in millions)

--------------- ----------- ------------- -------------- ------------ ----------
                                          Other Indices
                LIBOR Based  CMT Based       Based       Fixed-Rate
                 ARM Loans   ARM Loans    ARM Loans         Loans        Total
--------------- ----------- ------------- -------------- ------------ ----------
2000, Quarter 1 $    976.7  $      362.6  $       117.4  $   2,029.4  $  3,486.1
2000, Quarter 2      902.5         375.8          110.8      1,998.2     3,387.3
2000, Quarter 3      830.1         348.9          103.2      1,960.8     3,243.0
2000, Quarter 4      758.6         309.9           97.4      1,926.3     3,092.2
2001, Quarter 1      688.4         271.6           91.3      1,892.8     2,944.1
2001, Quarter 2      604.4         224.0           81.3      1,852.7     2,762.4
2001, Quarter 3      527.4         173.2           78.2      1,802.4     2,581.2
2001, Quarter 4      472.4         144.6           73.6      1,765.8     2,456.4
2002, Quarter 1      410.2         100.2           65.7      1,725.1     2,301.2
--------------- ----------- ------------- -------------- ------------ ----------

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

                     PREMIUM BASIS AND AMORTIZATION
                            ($ in millions)

     ---------------------------------------------------------------------------

                                             CPR                 Amortization
                      Net   Amortization  Annualized Principal Expense as a %of
                    Premium    Expense       Rate    Paydowns Principal Paydowns
--------------------------------------------------------------------------------
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

                    CREDIT RESERVES AND ACTUAL CREDIT LOSSES
                               ($ in millions)

-----------------------------------------------------------------------------
                  OUTSTANDING   CREDIT EXPOSURE, ACTUAL  CREDIT EXPOSURE, NET
                 LOAN PRINCIPAL   NET OF CREDIT  CREDIT  OF CREDIT RESERVES TO
                   BALANCE          RESERVES     LOSSES OUTSTANDING LOAN BALANCE
-----------------------------------------------------------------------------
2000, Quarter 1   $ 3,679.6      $        166.3  $  4.8               4.52%
2000, Quarter 2     3,677.3               195.5     5.4               5.32%
2000, Quarter 3     3,503.1               172.7     6.8               4.93%
2000, Quarter 4     3,245.3               186.6     9.6               5.75%
2001, Quarter 1     3,137.0               142.0     8.1               4.53%
2001, Quarter 2     2,948.0               135.8     8.2               4.61%
2001, Quarter 3     2,771.2               130.4     9.2               4.71%
2001, Quarter 4     2,588.4               153.5     7.1               5.93%
2002, Quarter 1     2,423.0               141.8     6.0               5.85%
-------------------------------------------------------------------------------

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

                           DELINQUENCY STATISTICS (1)

--------------------------------------------------------------------------------
                 60 TO 90 DAYS         90 DAYS AND OVER
                  DELINQUENT            DELINQUENT(2)                  TOTAL
--------------------------------------------------------------------------------
2000, Quarter 1      0.26%                     1.46%                   1.72%
2000, Quarter 2      0.34%                     1.52%                   1.86%
2000, Quarter 3      0.35%                     1.61%                   1.96%
2000, Quarter 4      0.37%                     1.59%                   1.96%
2001, Quarter 1      0.20%                     1.55%                   1.75%
2001, Quarter 2      0.29%                     1.45%                   1.74%
2001, Quarter 3      0.33%                     1.42%                   1.75%
2001, Quarter 4      0.28%                     1.50%                   1.78%
2002, Quarter 1      0.29%                     1.67%                   1.96%
--------------------------------------------------------------------------------

(1)      Excludes other investments and loans held for sale or securitization.
(2)      Includes foreclosures, repossessions and REO.

Recent Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. As the Company has no goodwill or intangible assets which it is amortizing, the adoption of SFAS No. 142 did not have any effect on the financial position, results of operations or cash flows of the Company.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting and Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB 30)" for the disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The adoption of SFAS No. 144 did not have a significant impact on the financial position, results of operations or cash flows of the Company.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in APB 30. Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items, as Dynex has done. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB Opinion No. 30 must be reclassified. The Company is in the process of evaluating SFAS No. 145 but believes it will not have a significant impact on the financial position, results of operations or cash flows of the Company.


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

                                     TABLE 1
                         NON-GAAP NET BALANCE SHEET (1)
                                ($ IN THOUSANDS)

                                                                   MARCH 31,
                                                                      2002
                                                               -----------------

ASSETS
Investments:
   Collateral for collateralized bonds                            $   2,310,625
   Less:  Collateralized bonds issued                                (2,118,260)
                                                               -----------------
     Net investment in collateralized bonds                             192,365
   Securities                                                             6,190
   Other investments                                                     61,780
   Loans held for sale                                                    7,428
                                                               -----------------
                                                                        267,763

   Cash, including restricted                                            17,016
   Accrued interest receivable                                              251
   Other assets                                                           8,082
                                                               -----------------
        Total Assets                                              $     293,112
                                                               =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable                                                         46,975
   Accrued interest payable                                                 771
   Other liabilities                                                      1,477
                                                               -----------------
         Total Liabilities                                               49,223
                                                               -----------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share                             94,588

Common stock, par value $.01 per share,                                     109
   Additional paid-in capital                                           364,740
   Accumulated other comprehensive loss                                 (13,527)
   Accumulated deficit                                                 (202,021)
                                                               -----------------
         Total Shareholders' Equity                                     243,889
                                                               -----------------
         Total Liabilities and Shareholders' Equity                $    293,112
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

The remaining portion of the Company's investment portfolio as of March 31, 2002, approximately $1.73 billion, is comprised of loans or securities that have coupon rates that are fixed. The Company has substantially limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds which approximated $1.3 billion as of March 31, 2002, and
(ii) equity, which was $243.9 million. Overall, the Company's interest rate risk is primarily related both to the rate of change in short term interest rates, and to the level of short-term interest rates.



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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         See Note 9 to accompanying condensed consolidated financial statements in Part I Item 1.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 10.10 Terms of Employment between Dynex Capital, Inc. and Mr. Stephen J. Benedetti dated March 18, 2002.


         (b)  Reports on Form 8-K  None.

                                     - 28 -
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DYNEX CAPITAL, INC.




                                  By:  /s/ Stephen J. Benedetti
                                       -----------------------------------------
                                       Stephen J. Benedetti
                                       Executive Vice President
                                       (Principal Executive Officer)

Dated:  October 7, 2002