Form 10-Q
period 2002-09-30
DYNEX CAPITAL INC
filed 2002-11-15
CIK 826675

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarter ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
 |_|Yes     |X|No

As of October 31, 2002, the registrant had 10,873,903 shares of common stock outstanding with a par value of $.01 per share, which is the registrant's only class of common stock.

================================================================================

                               DYNEX CAPITAL, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                                                    Page

PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets at September 30, 2002
                      and December 31, 2001 (unaudited)...............................................................1

                      Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 (as restated) (unaudited) ....................................2

                      Condensed Consolidated Statements of Cash Flows for
                      the nine months ended September 30, 2002 and 2001 (as restated) (unaudited) ....................3

                      Notes to Unaudited Condensed Consolidated Financial Statements..................................4

           Item 2.    Management`s Discussion and Analysis of
                      Financial Condition and Results of Operations...................................................9

           Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....................................20


PART II.   OTHER INFORMATION

           Item 1.    Legal Proceedings .............................................................................22

           Item 2.    Changes in Securities and Use of Proceeds......................................................22

           Item 3.    Defaults Upon Senior Securities................................................................22

           Item 4.    Submission of Matters to a Vote of Security Holders............................................22

           Item 5.    Other Information..............................................................................22

           Item 6.    Exhibits and Reports on Form 8-K...............................................................23


SIGNATURE  ..........................................................................................................24

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)


                                                                                     September 30,              December 31,
                                                                                         2002                       2001
                                                                                  --------------------      ---------------------
ASSETS
Investments:
     Collateral for collateralized bonds                                              $    2,247,276            $    2,473,203
     Other investments                                                                        56,516                    63,553
     Securities                                                                                7,307                     5,508
     Loans                                                                                    12,454                     7,315
                                                                                  ------------------        ------------------
                                                                                           2,323,553                 2,549,579

Cash                                                                                           6,416                    11,463
Other assets                                                                                   7,651                     8,817
                                                                                  --------------------      ---------------------
                                                                                      $    2,337,620            $    2,569,859
                                                                                  ====================      =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse debt - collateralized bonds                                              $    2,098,202            $    2,264,213
Recourse debt                                                                                     94                    58,134
                                                                                  --------------------      ---------------------
                                                                                           2,098,296                 2,322,347
Accrued expenses and other liabilities                                                         5,182                     5,402
                                                                                  --------------------      ---------------------
                                                                                           2,103,478                 2,327,749
                                                                                  --------------------      ---------------------
Commitments and contingencies (Note 10)                                                            -                         -

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share,
   50,000,000 shares authorized:
     9.75% Cumulative Convertible Series A,
     992,038 shares issued and outstanding
       ($30,773 and $29,322 aggregate liquidation preference, respectively)                   22,658                    22,658
     9.55% Cumulative Convertible Series B,
     1,378,707 shares issued and outstanding
       ($43,456 and $41,443 aggregate liquidation preference, respectively)                   32,273                    32,275
     9.73% Cumulative Convertible Series C,
     1,383,532 shares issued and outstanding
       ($53,625 and $51,101 aggregate liquidation preference, respectively)                   39,655                    39,655
Common stock, par value $.01 per share,
   100,000,000 shares authorized
   10,873,903 and 10,873,853 shares issued and outstanding, respectively                         109                       109
   Additional paid-in capital                                                                364,743                   364,740
   Accumulated other comprehensive loss                                                      (19,612)                  (14,825)
   Accumulated deficit                                                                      (205,684)                 (202,502)
                                                                                  --------------------      ---------------------
                                                                                             234,142                   242,110
                                                                                  --------------------      ---------------------
                                                                                      $    2,337,620            $    2,569,859
================================================================================= ====================      =====================

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
   OF OPERATIONS (UNAUDITED)
(amounts in thousands except share and per share data)

                                                       Three Months Ended September 30            Nine Months Ended September 30
                                                       -------------------------------            ------------------------------
                                                          2002                 2001                 2002                 2001
                                                          ----                 ----                 ----                 ----
                                                                          (As Restated,                             (As Restated,
                                                                           See Note 13)                              See Note 13)
Interest income:
     Collateral for collateralized bonds               $   41,878           $   50,766           $  129,066           $  168,358
     Other investments                                         45                1,375                  100                4,767
     Securities                                               289                  157                  746                  831
     Loans                                                    109                   98                  318                  431
                                                     ----------------     ----------------     ----------------     ----------------
                                                           42,321               52,396              130,230              174,387

Interest and related expense:
     Non-recourse debt                                     31,278               39,192               95,040              132,863
     Recourse debt                                            162                1,316                2,134                5,739
     Other                                                     41                   62                  462                  531
                                                     ----------------     ----------------     ----------------     ----------------
                                                           31,481               40,570               97,636              139,133
                                                     ----------------     ----------------     ----------------     ----------------

Net interest margin before provision for losses            10,840               11,826               32,594               35,254
Provision for losses                                       (5,408)             (12,464)             (16,292)             (22,075)
                                                     ----------------     ----------------     ----------------     ----------------
Net interest margin                                         5,432                 (638)              16,302               13,179

Net (loss) gain on sales, impairment charges and
   litigation                                              (2,718)              (2,434)              (9,151)               1,544
Trading losses                                             (4,035)              (1,161)              (3,307)              (2,881)
Other  income                                                 293                   59                  688                   39
                                                     ----------------     ----------------     ----------------     ----------------
                                                           (1,028)              (4,174)               4,532               11,881

General and administrative expenses                        (2,226)              (2,300)              (6,744)              (6,777)
                                                     ----------------     ----------------     ----------------     ----------------
(Loss) income before extraordinary items                   (3,254)              (6,474)              (2,212)               5,104

Extraordinary items - gain (loss) on
   extinguishment of debt                                     392               (1,009)                 230                1,835
                                                     ----------------     ----------------     ----------------     ----------------
Net (loss) income                                          (2,862)              (7,483)              (1,982)               6,939
Preferred stock (charges) benefit                          (2,397)              (2,825)              (7,189)               4,440
                                                     ----------------    ----------------     ----------------     ----------------
Net (loss) income applicable to common shareholders    $   (5,259)          $  (10,308)          $   (9,171)          $   11,379
                                                     ================     ================     ================     ================

(Loss) income per common share before extraordinary item:
     Basic and Diluted                                 $     (0.52)         $     (0.81)         $     (0.86)         $      0.83
                                                     ================     ================     ================     ================

Net (loss) income per common share:
     Basic and Diluted                                 $     (0.48)         $     (0.90)         $     (0.84)         $      0.99
                                                     ================     ================     ================     ================

Weighted average number of common shares
   outstanding; basic and diluted                      10,873,903           11,446,149           10,873,866           11,446,187
                                                     ================     ================     ================     ================

See notes to unaudited condensed consolidated financial statements.

 DYNEX CAPITAL, INC.
 CONDENSED CONSOLIDATED STATEMENTS

   OF CASH FLOWS (UNAUDITED)                                                                   Nine Months Ended
 (amounts in thousands)                                                                          September 30,
                                                                                -------------------------------------------------
                                                                                        2002                       2001
                                                                                ----------------------    -----------------------
                                                                                                              (As Restated,
                                                                                                               See Note 13)
 Operating activities:
   Net (loss) income                                                                 $      (1,982)            $       6,939
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Provision for losses                                                                 16,292                    22,075
       Net loss (gain) on sales, impairment charges and litigation                           9,151                    (1,544)
       Payment (made) received from litigation settlement, net of legal fees                  (863)                    7,111
       Extraordinary items - gain on extinguishment of debt                                   (230)                   (1,835)
       Amortization and depreciation                                                         6,794                     9,272
       (Increase) decrease in accrued interest receivable                                      (32)                    2,786
       Increase in accrued interest payable                                                 (2,652)                     (958)
       Net change in restricted cash                                                             -                    14,361
       Net change in other assets and other liabilities                                       (198)                   (7,288)
                                                                                ----------------------    -----------------------
          Net cash provided by operating activities                                         26,280                    50,919
                                                                                ----------------------    -----------------------

 Investing activities:
   Collateral for collateralized bonds:
     Investments purchased                                                                (155,470)                        -
     Proceeds from principal payments on collateral                                        338,084                   473,917
     Net increase in funds held by trustee                                                    (118)                     (206)
   Net (increase) decrease in loans                                                         (5,358)                   16,601
   Purchase of other investments                                                                 -                    (2,838)
   Payments received on other investments                                                    8,948                     4,210
   Proceeds from sales of other investments                                                      -                       233
   Purchase of securities                                                                   (4,195)                        -
   Payments received on securities                                                           2,896                     1,873
   Proceeds from sales of securities                                                             -                     3,893
   Proceeds from sale of loan production operations                                              -                     9,500
   Capital expenditures                                                                       (120)                     (212)
                                                                                ----------------------    -----------------------
        Net cash provided by investing activities                                          184,667                   506,971
                                                                                ----------------------    -----------------------

 Financing activities:
   Collateralized bonds:
     Proceeds from issuance of bonds                                                       605,272                   507,641
     Principal payments on bonds                                                          (762,177)                 (979,959)
   Repayment of senior notes                                                               (57,890)                  (67,334)
   Capital stock transactions                                                                    -                   (10,963)
    Dividends paid                                                                          (1,199)                   (1,614)
                                                                                ----------------------    -----------------------
                                                                                ----------------------    -----------------------
        Net cash used for financing activities                                            (215,994)                 (552,229)
                                                                                ----------------------    -----------------------

 Net (decrease) increase in cash                                                              (713)                    5,661
 Cash at beginning of period                                                                11,463                     3,485
                                                                                ----------------------    -----------------------
 Cash at end of period                                                               $       6,416             $       9,146
                                                                                ======================    =======================

 Supplement disclosures of cash flow information:
   Cash paid for interest                                                            $     100,080             $     140,180
   Cash reclassified from restricted to unrestricted                                 $       4,334             $           -

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(amounts in thousands except share and per share data)


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

In the opinion of management, all significant adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

The Company uses estimates in establishing fair value for its financial instruments as discussed in Note 2.

The Company also has credit risk on certain investments in its portfolio. An allowance for losses has been estimated and established for current expected losses based on management's judgment. The allowance for losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of probable credit losses, as well as industry loss experience. Provisions made to increase the allowance related to credit risk are presented as provision for losses in the accompanying consolidated statements of operations. The Company's actual credit losses may differ from those estimates used to establish the allowance.

Certain reclassifications have been made to the financial statements for 2001 to conform to the presentation for 2002.


NOTE 2 - FAIR VALUE

The Company estimates fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments are determined by calculating the present value of the projected cash flows of the instruments using estimated market discount rates, prepayment rates and credit loss assumptions. Collateral for collateralized bonds make up a significant portion of the Company's investments. A portion of the collateral for collateralized bonds are debt securities which are classified as available-for-sale. The estimate of fair value for collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions established by management. The discount rate used in the determination of fair value of the collateral for collateralized bonds was 16% at September 30, 2002 and December 31, 2001. Prepayment rate assumptions at September 30, 2002, and December 31, 2001, were generally at a "constant prepayment rate," or CPR ranging from 30%-70% for 2002 and 35%-60% for 2001, for collateral for collateralized bonds consisting of single-family mortgage securities, and a CPR equivalent ranging from 10%-12% for 2002 and 2001 for collateral for collateralized bonds consisting of manufactured housing securities. CPR assumptions are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity based on the current level of interest rates and prepayment rates being experienced on similar loans in the marketplace. Credit loss assumptions are based in part on the actual credit losses experienced for the prior six-month period and in part on management's estimate of future credit losses based on the losses experienced on similar loans in the marketplace.

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

The following table reconciles the numerator and denominator for both basic and diluted net (loss) income per common share for the three and nine months ended September 30, 2002 and 2001.

----------------------------------------------------------------------------------------------------------------------------
                                       Three Months Ended September 30,              Nine Months Ended September 30,
                                --------------------------------------------------------------------------------------------
                                        2002                    2001                   2002                   2001
                                ---------------------- ---------------------------------------------- ----------------------
                                           Weighted-                Weighted-             Weighted-              Weighted-
                                            Average                  Average               Average                Average
                                (Loss)       Number      (Loss)       Number    (Loss)      Number     (Loss)     Number
                                 Income    Of Shares     Income     Of Shares   Income    Of Shares    Income    Of Shares
                                ---------- ----------- ----------- ---------------------- ----------- ---------- -----------
(Loss) income before
  extraordinary items            $(3,254)               $ (6,474)               $(2,212)               $ 5,104
Extraordinary items - gain
  (loss) on extinguishment of        392                  (1,009)                   230                  1,835
  debt
                                ----------             -----------             ----------             ----------
Net (Loss) income                 (2,862)                 (7,483)                (1,982)                 6,939
Preferred stock (charges)         (2,397)                 (2,825)                (7,189)                 4,440
  benefit
                                ------------           -----------             ----------             ----------
Net (loss) income applicable to
  common shareholders            $(5,259)  10,873,903   $(10,308)  11,446,149   $(9,171)  10,873,866   $11,379   11,446,167
                                ========== =========== =========== ====================== =========== ========== ===========

(Loss) income per share before
  extraordinary items:
   Basic and diluted                          $ (0.52)                $ (0.81)               $ (0.86)               $  0.83
                                           ===========             ============           ===========            ===========

Net (loss) income per share:
  Basic and diluted                           $ (0.48)                $ (0.90)               $ (0.84)               $  0.99
                                           ===========             ============           ===========            ===========

Dividends and potentially dilutive
 common shares assuming conversion
 of preferred stock:
   Series A                      $  (580)    496,019    $   (648)    553,486    $(1,741)    496,019    $(2,132)    553,486
   Series B                         (807)    689,354        (906)    774,363     (2,419)    689,354     (3,949)    774,363
   Series C                       (1,010)    691,766      (1,157)    792,599     (3,029)    691,766     (3,389)    792,599
                                ---------- ----------- ----------- ---------------------- ----------- ---------- -----------
                                 $(2,397)  1,877,139    $ (2,711)  2,120,448    $(7,189)  1,877,139    $(9,470)  2,120,448
                                ========== =========== =========== ====================== =========== ========== ===========

----------------------------------------------------------------------------------------------------------------------------


NOTE 4 - COLLATERAL FOR COLLATERALIZED BONDS

Collateral for collateralized bonds represents collateral pledged to support the repayment of non-recourse collateralized bonds issued by the Company. Collateral for collateralized bonds consists of loans and debt securities backed by adjustable-rate and fixed-rate single-family mortgage loans, fixed-rate mortgage loans on multifamily and commercial properties and manufactured housing installment loans secured by a UCC filing. Loans are reported at amortized cost with established provisions for estimated losses. Debt securities are available for sale and are, therefore, marked to market according to Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." All principal and interest (less servicing-related fees) on the collateral is remitted to a trustee and is available for payment on the associated collateralized bonds.

The following table summarizes the components of collateral for collateralized bonds as of September 30, 2002 and December 31, 2001. Debt securities pledged as collateral for collateralized bonds are considered available for sale, and are therefore recorded at fair value.

------------------------------------- ----------------------------------- -----------------------------------
                                             September 30, 2002                   December 31, 2001
                                      ----------------------------------- -----------------------------------
Loans, at amortized cost                     $         1,911,724                  $       2,027,619
Debt securities, at fair value                           356,569                            467,038
                                      --------------------------          -------------------------
                                                       2,268,293                          2,494,657
Reserve for loan losses                                 (21,017)                           (21,454)
                                      --------------------------          -------------------------
                                             $         2,247,276                  $       2,473,203
------------------------------------- ----------------------------------- -----------------------------------

The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as collateral for collateralized bonds as of September 30, 2002:


-------------------------------------------- --------------- --------------- --------------- ---------------
                                                                 Gross           Gross
                                               Amortized       unrealized      unrealized      Estimated
                                                  cost           gains           losses        fair value
-------------------------------------------- --------------- --------------- --------------- ---------------
Debt securities                               $   358,638     $      38       $    (2,107)    $   356,569
-------------------------------------------- --------------- --------------- --------------- ---------------


NOTE 5 - OTHER INVESTMENTS

Other investments at September 30, 2002 and December 31, 2001 consist substantially of delinquent property tax receivables and related real estate owned. Delinquent property tax receivables have been classified as non-accrual, and all cash collections on such receivables reduce the principal balance of the Company's investment in the receivables. During the three and nine months ended September 30, 2002, the Company collected $3,797 and $13,085, respectively and reduced the carrying value of the investment accordingly. The Company also amortized $1,347 and $4,188, respectively, of discount on the carrying value of the delinquent property tax receivables as a reduction of accumulated other comprehensive loss. At September 30, 2002 the redemptive value of the delinquent property tax receivable portfolio was $128,288.

The following table summarizes the Company's investment in delinquent property tax receivables and real estate owned at September 30, 2002 and December 31, 2001:

------------------------------------------------------------------------ ---------------------- -- -----------------------
                                                                             September 30,               December 31,
                                                                                 2002                        2001
                                                                         ----------------------    -----------------------
  Amortized cost basis of receivables, before discount                       $        64,450           $        75,785
  Discount recorded as adjustment to other comprehensive loss                        (13,936)                  (18,451)
                                                                         ----------------------    -----------------------
  Amortized cost basis of receivables, net                                            50,514                    57,334
  Real estate owned                                                                    5,847                     5,948
  Other                                                                                  155                       271
------------------------------------------------------------------------ ---------------------- -- -----------------------
                                                                             $        56,516           $        63,553
------------------------------------------------------------------------ ---------------------- -- -----------------------


NOTE 6 - LOANS

The following table summarizes the Company's carrying basis in unsecuritized loans at September 30, 2002 and December 31, 2001, respectively:

-----------------------------------------------------------------------------------------------------------
                                                                  September 30,            December 31,
                                                                      2002                     2001
-----------------------------------------------------------------------------------------------------------
Multifamily and commercial loans                                $         2,765             $     2,791
Consumer installment contracts                                            1,916                   3,601
Single-family mortgage loans                                              7,724                     906
                                                                --------------------        ----------------
                                                                         12,405                   7,298
Net premium and allowance for losses                                         49                      17
                                                               --------------------     -------------------
  Total loans                                                    $       12,454            $      7,315
-----------------------------------------------------------------------------------------------------------

Of the above amounts, loans with a carrying amount of $10,641 and $3,712, respectively, are classified as held for sale at September 30, 2002 and December 31, 2001.


NOTE 7 - ALLOWANCE FOR LOSSES

The Company reserves for credit risk where it has exposure to losses on various investments in its investment portfolio. The following table summarizes the aggregate activity for the allowance for losses of principal on investments for the nine months ended September 30, 2002 and 2001:

------------------------------------- ---------------------------------------
                                         Nine Months Ended September 30,
                                               2002                2001
------------------------------------- ---------------------------------------
Allowance at beginning of year           $     21,508          $    26,903
Provision for losses                           16,292               22,075
Credit losses, net of recoveries              (16,679)             (19,732)
                                      --------------------- -----------------
Allowance at end of year                 $     21,121          $    29,246
------------------------------------- --------------------- -----------------


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a significant impact on the financial position, results of operations or cash flows of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30) for the disposal of a segment of business. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The adoption of SFAS No. 144 as of January 1, 2002 did not have a significant impact on the financial position, results of operations or cash flows of the Company.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in APB 30. Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items, as Dynex has done. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB 30 must be reclassified. The Company is in the process of evaluating this SFAS but believes it will not have a significant impact on the financial position, results of operations or cash flows of the Company. The Company anticipates future gains or losses from early extinguishment of debt will be classified in operational income.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." With the exception of transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, the carrying amount of an unidentifiable intangible asset shall continue to be amortized as required in SFAS No. 72, unless the transaction to which that asset arose was a business combination. In that case, the carrying amount of that asset is to be reclassified to goodwill as of the later of the date of acquisition or the date SFAS No. 142 is applied in its entirety. Thus, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. Also, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions. The effective date for this provision is on October 1, 2002, with earlier application permitted. Management does not expect the adoption of SFAS No. 147 to have an impact on the financial position, results of operations, or cash flows of the Company.


NOTE 9 - PREFERRED STOCK

As of September 30, 2002 and December 31, 2001, the total liquidation preference on the Preferred Stock was $127,854 and $121,867, respectively, and the total amount of dividends in arrears on Preferred Stock were $28,761 and $22,771, respectively. Individually, the amount of dividends in arrears on the Series A, the Series B and the Series C were $6,964 ($7.02 per Series A share), $9,678 ($7.02 per Series B share) and $12,119 ($8.76 per Series C share) at September 30, 2002 and $5,513 ($5.56 per Series A share), $7,663 ($5.56 per Series B share) and $9,595 ($6.94 per Series C share) at December 31, 2001.


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


NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS

In June 2002, the Company entered into an interest rate swap which matures on June 28, 2005, to mitigate its interest rate risk exposure on $100,000 in notional value of its variable rate collateralized bonds, which finance a like amount of fixed rate assets. Under the agreement, the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on one month LIBOR on the same amount. This contract has been treated as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of comprehensive income. During the nine months ended September 30, 2002, the Company recognized $3,578 in comprehensive loss on this position.

In June 2002, the Company entered into a $100,000 notional short position on 5-Year Treasury Notes futures contracts expiring in September 2002. The Company entered into this position to, in effect, mitigate its exposure to rising interest rates on a like amount of floating-rate liabilities. These instruments fail to meet the hedge criteria of SFAS No. 133, and therefore are accounted for on a trading basis. In August 2002, the Company terminated these contracts at a loss of $3,307.

In October 2002, the Company sold short a string of 90-day Eurodollar futures contracts, synthetically creating a three-year amortizing swap with an initial notional balance of approximately $80,000 to mitigate its exposure to rising interest rates on a portion of its variable rate collateralized bonds, which finance a like amount of fixed rate assets. This contract will be treated as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of comprehensive income.


NOTE 12 - NET (LOSS) GAIN ON SALES, IMPAIRMENT CHARGES
          AND LITIGATION

The following table sets forth the composition of net (loss) gain on sales, impairment charges and litigation for the nine months ended September 30, 2002 and 2001.


------------------------------------------------------------------------
                                 Nine months ended September 30,
                          ----------------------------------------------
                                   2002                2001
                          ---------------------     --------------------
Impairment charges              $  (9,520)           $ (5,349)
Litigation recoveries                   -               7,111
Other                                 369                (218)
------------------------------------------------------------------------
                                $  (9,151)           $  1,544
------------------------------------------------------------------------

Impairment charges included $1,882 for the adjustment to the lower of cost or market for certain delinquent single-family mortgage loans not included in the securitization completed in April. Such loans were included in securities called by the Company, the balances of which were included in the securitization. Impairment charges also include other-than-temporary impairment of debt securities of $6,872 and $5,349 for 2002 and 2001, respectively, related to debt securities pledged as collateral for collateralized bonds. The impairment charges are principally related to debt securities secured by manufactured housing loans.


NOTE 13 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of its financial statements for the three and nine month periods ended September 30, 2001, the Company determined that the assets previously reported as debt securities subject to the requirements of SFAS No.115, "Accounting for Certain Investments in Debt and Equity Securities" were, in fact, collateralized borrowings, where the collateral being pledged as securities were loans that should have been accounted for under the requirements of SFAS No. 5, "Accounting for Contingencies" or SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." As a result, the accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2001 have been restated from the amounts previously reported to correct the accounting for these investments.

A summary of the significant effects of the restatement is as follows:

--------------------------------------------- -------------------------------------- --- -------------------------------------
                                                       Three Months Ended                         Nine Months Ended
                                                       September 30, 2001                         September 30, 2001
                                              (As Previously                            (As Previously
                                                 Reported)          (As Restatted)         Reported)           (As Restated)
                                              -----------------    -----------------     ----------------     ----------------
Provision for losses                            $  (14,247)          $  (12,464)           $  (27,424)          $  (22,075)
Net interest margin                                 (2,422)                (638)                7,830               13,179
Net (loss) gain on sales, write-downs,
  impairment charges, and litigation            $     (650)          $   (2,434)           $    6,893           $    1,544
--------------------------------------------- ----------------- -- ----------------- --- ---------------- --- ----------------

The restatement had no effect on (loss) income before  extraordinary  items, net
(loss) income, or related per share amounts.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 13 to the condensed consolidated financial statements included in Item 1, the Company has restated its financial statements for the three and nine month periods ended September 30, 2001. The following management discussion and analysis takes into account the effects of the restatement.

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

The Company owns the right to call adjustable-rate and fixed-rate mortgage pass-through securities previously issued and sold by the Company once the outstanding balance of such securities reaches a call trigger, generally either 10% or less of the original amount issued or a specified date. At September 30, 2002, the aggregate callable balance of such securities at the time of the projected call is approximately $131.8 million, relating to 10 securities. The Company may or may not elect to call one or more of these securities when eligible to call. During the first nine months of 2002, the Company initiated the call of seventeen securities with a balance of $164 million. The Company expects to call one additional security in 2002 with a call balance of approximately $2.4 million and may call additional securities in the future.

During the third quarter, the Company repaid the remaining amount outstanding on the July 2002 Senior Notes, effectively eliminating its recourse debt outstanding and is now free from operating and investing restrictions previously imposed by the Notes. The Company's investment portfolio continues to generate reasonable cash flow, and the Company has been evaluating various new business alternatives to re-deploy this cash flow in an effort to improve shareholder value, including the possible acquisition of a depository institution. While the Board has not yet concluded its evaluation as to a new business strategy for the Company, the Board has determined that it should evaluate alternatives with respect to the preferred stock as part of the process. In particular, the Board is assessing whether various alternatives related to the preferred stock would be beneficial to the Company's shareholders when considering the associated risks and potential returns in light of other strategic alternatives. With respect to the possible acquisition of a depository institution as previously disclosed, it is the Board's view that it would likely seek some resolution of the preferred stock dividends in arrears before the Company would move forward with an acquisition, although no assurance can be given that any resolution could be attained.


                               FINANCIAL CONDITION

-------------------------------------------------- -------------------------- ---------------------------
(amounts in thousands except per share                September 30, 2002          December 31, 2001
information)
-------------------------------------------------- -------------------------- ---------------------------
Investments:
     Collateral for collateralized bonds           $          2,247,276       $          2,473,203
     Other investments                                           56,516                     63,553
     Securities                                                   7,307                      5,508
     Loans                                                       12,454                      7,315

Non-recourse debt - collateralized bonds                      2,098,202                  2,264,213
Recourse debt                                                        94                     58,134

Shareholders' equity                                            234,142                    242,110

Book value per common share                        $               9.77       $              11.06
-------------------------------------------------- -------------------------- ---------------------------

Collateral for collateralized bonds. Collateral for collateralized bonds consists of loans and securities backed by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family housing, fixed-rate loans secured by first liens on multifamily and commercial properties, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. As of September 30, 2002, the Company had 22 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $2.25 billion at September 30, 2002 compared to $2.47 billion at December 31, 2001. This decrease of $225.9 million is primarily the result of $338.1 million in paydowns on the collateral, $22.3 million of losses on collateral, additional reserves for losses of $0.4 million and market value adjustments of $5.4 million offset by the addition of $154.9 million of new collateral.

Non-recourse debt. Collateralized bonds issued by the Company are recourse only to the assets pledged as collateral, and are otherwise non-recourse to the Company. Collateralized bonds decreased from $2.3 billion at December 31, 2001 to $2.1 billion at September 30, 2002. This decrease was primarily a result of principal payments received on the associated collateral pledged which were used to pay down the collateralized bonds in accordance with the respective indentures.

Recourse debt. Recourse debt decreased to $0.1 million at September 30, 2002 from $58.1 million at December 31, 2001. The July 2002 Senior Notes were redeemed on July 15, 2002.

Shareholders' equity. Shareholders' equity decreased to $234.1 million at September 30, 2002 from $242.1 million at December 31, 2001. This decrease is attributable to the net loss for the nine month period of $1.9 million, a $1.2 million preferred dividend declaration and payment, and an increase of $4.8 million in the accumulated other comprehensive loss. The increase in accumulated other comprehensive loss resulted principally from the decline in the mark-to-market on debt securities of $5.1 million and the mark-to-market losses of $3.6 million on the three-year interest-rate swap entered into in June. These increases were offset by the amortization of $4.5 million of accumulated other comprehensive loss recorded in 2001 as an adjustment to the carrying value of delinquent property tax receivables in accordance with SFAS No. 115.

Book value per common share. Book value per common share decreased from $11.06 at December 31, 2001 to $9.77 at September 30, 2002 as a result of the decline in shareholders' equity as set forth above, and the increase in preferred dividends in arrears. At September 30, 2002 preferred dividends in arrears was $28.7 million versus $22.8 million at December 31, 2001. Assuming that the Company's collateral for collateralized bonds were carried at fair value using a 16% discount rate, on a pro forma basis the Company's book value per common share would be $5.47 at September 30, 2002, versus $4.71 at December 31, 2001.


                              RESULTS OF OPERATIONS

------------------------------------------ --- ------------------------------------- --- --------------------------------------
(amounts in thousands except per share          Three months ended September 30,           Nine months ended September 30,
information)
------------------------------------------     -------------------------------------     --------------------------------------
                                                    2002                 2001                 2002                 2001
------------------------------------------     ----------------     ----------------     -----------------    -----------------
Net interest margin                              $      5,432         $       (638)        $     16,302         $     13,179
Net (loss) gain on sales, impairment
   charges and litigation                              (2,718)              (2,434)              (9,151)               1,544
Trading losses                                         (4,035)              (1,161)              (3,307)              (2,881)
General and administrative expenses                     2,226                2,300                6,744                6,777
Extraordinary items - gain (loss) on
   extinguishment of debt                                 392               (1,009)                 230                1,835
Net (loss) income                                      (2,862)              (7,483)              (1,982)               6,939
Preferred stock (charges) benefits                     (2,397)              (2,825)              (7,189)               4,440
Net (loss) income applicable to common
   shareholders                                        (5,259)             (10,308)              (9,171)              11,379

Basic and diluted (loss) income per
  common share before extraordinary gain
                                                 $     (0.52)         $     (0.81)         $     (0.86)         $      0.83

Basic and diluted net (loss) income per
   common share                                  $     (0.48)         $     (0.90)         $     (0.84)         $      0.99

Dividends declared per share:
   Common                                        $          -         $          -         $          -         $          -
   Preferred:
     Series A                                    $    0.2925          $    0.2925          $    0.2925          $    0.2925
     Series B                                    $    0.2925          $    0.2925          $    0.2925          $    0.2925
     Series C                                    $    0.3651          $    0.3649          $    0.3951          $    0.3649
------------------------------------------ --- ---------------- --- ---------------- --- ----------------- -- -----------------

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001. Net (loss) income and net (loss) income per common share decreased during the nine months ended September 30, 2002 as compared to the same period in 2001. This decrease is primarily the result of several positive, non-recurring items in 2001, which include a favorable settlement of litigation and an extraordinary gain related to the early extinguishment of $38.9 million of the Company's July 2002 Senior Notes. Results for 2002 were negatively impacted by an increase in impairment charges for other-than-temporary impairment of certain debt securities. Net (loss) income applicable to common shareholders for the nine months ended September 30, 2001 reflect the discount to book value of the purchase price of the Company's Series A, Series B, and Series C Preferred Stock tendered pursuant to a tender offer completed on June 8, 2001, and the associated cumulative dividend in arrears on those tendered shares, which were cancelled. Net loss decreased during the three months ended September 2002 as compared to the same period in 2001. This decrease is primarily the result of additional provision for losses related to the performance of the Company's manufactured housing loan portfolio during the third quarter of 2001 partially offset by higher trading losses during the third quarter of 2002. The trading loss for 2002 relates to a short position in the 5-year Treasury futures contract which was terminated during the third quarter 2002.

Net interest margin for the three and nine months ended September 30, 2002 increased to $5.4 million and $16.3 million from ($0.6) million and $13.2 million, respectively for the same period in 2001. This increase was primarily the result of higher provision for losses in 2001, as stated above, and an increase in the net interest spread, as discussed further below. Net interest margin was negatively impacted during the three and nine months ended September 30, 2002 by a decline in interest earning assets versus the three and nine months ended September 30, 2001 as discussed further below.

Net (loss) gain on sales, impairment charges and litigation declined by $10.7 million, from a gain of $1.5 million during the nine months ended September 30, 2001, to a loss of $9.2 million during the nine months ended September 30, 2002. This decrease was primarily a result of a $7.1 million, positive, non-recurring favorable settlement of litigation during 2001 coupled with a loss of $1.9 million in 2002 on a valuation adjustment on loans which were not included in the SASCO 2002-9 securitization completed in April 2002, but were retained and reported at the lower of cost or market. Net (loss) gain on sales, impairment charges and litigation increased by $0.3 million during the three months ended September 2002 as compared to the same period in 2001. This increase was the result of additional impairment charges on non-performing single family loans and losses on sales of real estate owned properties partially offset by a decrease in impairment charges on debt securities during the third quarter 2002.

The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                  Average Balances and Effective Interest Rates

--------------------------------------------------------------------------------------------------------------------------
                               Three Months Ended September 30,                 Nine Months Ended September 30,
                       ---------------------------------------------------------------------------------------------------
                                2002                     2001                    2002                     2001
                       ---------------------------------------------------------------------------------------------------
(amounts in thousands)   Average    Effective     Average    Effective    Average     Effective    Average    Effective
                         Balance       Rate       Balance       Rate      Balance       Rate       Balance       Rate
                       ---------------------------------------------------------------------------------------------------
Interest-earning
assets: (1)
 Collateral for
 collateralized bonds    $2,286,126      7.33%    $2,723,166      7.46%   $2,344,647       7.34%  $2,901,545       7.74%
 (2) (3)
 Securities                  3,499      33.07         6,339       9.89        4,221       23.58        9,856      10.25
 Other investments          69,892      (0.04)       35,534      14.69       74,147       (0.16)      35,837      15.14
 Loans                      11,319       3.74         3,386      11.36        9,630        4.26        4,432      12.74
 Cash                       15,069       1.53         7,642       3.62       21,235        1.51       21,687       5.11
                       ---------------------------------------------------------------------------------------------------
  Total
  interest-earning      $2,385,905       7.10%   $2,776,067       7.55%  $2,453,880        7.08%  $2,973,357       7.82%
  assets
                       ===================================================================================================

Interest-bearing
liabilities:
 Non-recourse debt (3)   $2,139,624      5.71%    $2,528,163      6.11%   $2,189,094       5.67%   $2,649,423      6.60%
 Recourse debt -
 secured by
 collateralized bonds             -         -          8,364      5.41            -           -        21,123      6.37
 ------------------------------------------------------------------------------------------------------------------------
                          2,139,624       5.71     2,536,527       6.11    2,189,094        5.67    2,670,546       6.60

 Other recourse debt -
 secured                     7,463       8.62        58,712       8.15       34,816        8.15       75,611       8.29
                       ---------------------------------------------------------------------------------------------------
  Total
  interest-bearing       $2,147,087      5.72%    $2,595,239      6.15%   $2,223,910       5.70%   $2,746,157      6.64%
  liabilities
                       ===================================================================================================
Net interest spread on
all investments (3)                      1.38%                    1.40%                    1.37%                   1.18%
                                    ============             ============             ===========             ============
Net yield on average
interest-earning                         1.95%                    1.80%                    1.91%                   1.69%
assets (3)
                                    ============             ============             ===========             ============

--------------------------------------------------------------------------------------------------------------------------

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $500 and $579 for the three months ended September 30, 2002 and 2001, respectively, and $545 and $502 for the nine months ended September 30, 2002 and 2001, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses. If included, the effective rate on interest-bearing liabilities would be 5.87% and 6.25% for the three months ended September 30, 2002 and 2001, respectively, and 5.85% and 6.76% for the nine months ended September 30, 2002 and 2001, respectively, while the net yield on average interest-earning assets would be 0.91% and 0.18% for the three months ended September 30, 2002 and 2001, respectively, and 0.89% and 0.68% for the nine months ended September 30, 2002 and 2001, respectively.


The net interest spread decreased 2 basis points, to 138 basis points for the three months ended September 30, 2002 from 140 basis points for the same period in 2001 (each basis point is 0.01%). The net interest spread for the nine months ended September 30, 2002 improved relative to the same period in 2001, to 137 basis points from 118 basis points. The improvement in the Company's net interest spread can be attributed to a decline in the cost of interest-bearing liabilities from the respective 2001 period, which have declined as a result in the decline of One-Month LIBOR due to the reduction in short-term interest rates by the Federal Reserve. The majority of the Company's variable-rate interest-bearing liabilities are indexed relative to One-Month LIBOR. Interest-bearing liability costs declined 43 basis points and 94 basis points for the three and nine-month periods ended September 30, 2002, respectively, compared to the same period in 2001. For the three month period ended September 30, 2002, there has been a lesser decline in the effective interest-earning yield on the collateral for collateralized bonds due to the `reset' lag and `floors' (the loans generally adjust or `reset' every six or twelve months and are generally limited to maximum adjustments upwards or downwards of 1% each six months) on the approximate $555 million in single-family and manufactured housing ARM loans that comprise a portion of the collateral for collateralized bonds. The Company would expect its net interest spread on its interest-earning assets for the balance of 2002 to decrease as rates on adjustable collateral loans continue to adjust downward while rates on collateralized bonds remain flat unless the Federal Funds target rate is adjusted downward by the Federal Reserve during the balance of the year. The average One-Month LIBOR rate declined to 1.82% and 1.84% for the three and nine month periods ended September 30, 2002, respectively from 3.55% and 4.45% for the three and nine month periods ended September 30, 2001, respectively.

From September 30, 2001 to September 30, 2002, average interest-earning assets declined $375 million, or approximately 14%. A large portion of such reduction relates to paydowns on the Company's adjustable-rate single-family mortgage loans. The Company's portfolio as of September 30, 2002 consists of $555.1 million of adjustable-rate assets and $1.7 billion of fixed-rate assets. The yields for the three months ended September 30, 2002 for the adjustable-rate and fixed-rate assets was approximately 6.68% and 8.31%, respectively. The Company currently finances approximately $280 million of the fixed-rate assets with non-recourse LIBOR based floating-rate liabilities. The average cost of such floating-rate liabilities was an estimated 2.55% for the three months ended September 30, 2002. The Company, through the use of an interest-rate swap, converted $100 million of such floating-rate liabilities into fixed rate, in effect locking the spread in for that portion of fixed rate assets financed with floating rate liabilities. Under the swap, the Company pays a fixed rate of 3.73% and receives one-month LIBOR. In October 2002, the Company created an amortizing synthetic swap through the short sale of a string of Eurodollar futures contracts, with an initial effective notional balance of approximately $80 million, amortizing over a three-year period.

Interest Income and Interest-Earning Assets. At September 30, 2002, $1.7 billion of the investment portfolio consists of loans which pay a fixed-rate of interest. Also at September 30, 2002, approximately $555.1 million of the investment portfolio is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 73% of the ARM loans underlying the ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 15% of the ARM loans are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and ARM and fixed mortgage securities by type of underlying loan. This table excludes derivative and residual securities, other investments and loans held for sale.

                      Investment Portfolio Composition (1)
                                 ($ in millions)

---------------------------- ------------------ ----------------- ------------------ ------------------- ------------------
                                                                    Other Indices
                              LIBOR Based ARM    CMT Based ARM     Based ARM Loans    Fixed-Rate Loans
                                   Loans             Loans                                                     Total
---------------------------- ------------------ ----------------- ------------------ ------------------- ------------------
2001, Quarter 4                $      472.4       $      144.6      $       73.6        $     1,765.8       $   2,456.4
2002, Quarter 1                       410.2              100.2              65.7              1,725.1           2,301.2
2002, Quarter 2                       452.6               90.1              63.8              1,740.2           2,346.7
2002, Quarter 3                       414.4               80.8              59.9              1,698.4           2,253.5
---------------------------- ------------------ ----------------- ------------------ ------------------- ------------------

(1) Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed-rate mortgage securities.

The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, net premium on the collateral for collateralized bonds, ARM securities, fixed-rate mortgage securities at September 30, 2001, was $16.7 million, or approximately 0.75% of the aggregate balance of collateral for collateralized bonds, ARM securities and fixed-rate securities. The $16.7 million net premium consists of gross collateral premiums of $40.5 million, less gross collateral discounts of $23.8 million. Of the $40.5 million in gross premiums on collateral, $29.5 million relates to the premium on multifamily and commercial mortgage loans with a principal balance of $790.0 million at September 30, 2002, and that have average prepayment lockouts or yield maintenance to 2008. The net premium on such multifamily and commercial loans is $24.0 million. Amortization expense as a percentage of principal pay-downs has increased from 1.59% for the three months ended September 30, 2001 to 1.84% for the same period in 2002. The principal prepayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 21% for the three months ended September 30, 2002. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans.

                         Premium Basis and Amortization
                                 ($ in millions)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                        Amortization
                                                               CPR Annualized                          Expense as a %
                                           Amortization             Rate             Principal          of Principal
                       Net Premium            Expense                                 Paydowns            Paydowns
--------------------------------------------------------------------------------------------------------------------------
2001, Quarter 4       $          22.4      $           1.8                 24%      $        122.0               1.46%
2002, Quarter 1                  20.0                  2.4                 26%               150.9               1.59%
2002, Quarter 2                  18.3                  1.5                 17%                99.4               1.51%
2002, Quarter 3                  16.7                  1.6                 21%                87.0               1.84%
--------------------------------------------------------------------------------------------------------------------------

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

The following table summarizes the aggregate principal amount of collateral for collateralized bonds and ARM and fixed-rate mortgage pass-through securities outstanding; the direct credit exposure retained by the Company (represented by the amount of over-collateralization pledged and subordinated securities owned by the Company), net of the credit reserves and discounts maintained by the Company for such exposure; and the actual credit losses incurred for each year. The table includes any subordinated security retained by the Company.

The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $30.2 and a remaining deductible aggregating $1.5 million on $100 million of securitized single family mortgage loans which are subject to such reimbursement agreements; guarantees aggregating $28.7 million on $304.5 million of securitized commercial mortgage loans, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; and $305.7 million of securitized single family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 42% on such policies before the Company would incur losses.

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)

---------------------------------------------------------------------------------------------------------------------
                                                                                      Credit Exposure, Net of Credit
                           Outstanding Loan    Credit Exposure, Net   Actual Credit    Reserves to Outstanding Loan
                          Principal Balance     of Credit Reserves        Losses                 Balance
----------------------------------------------------------------------------------------------------------------------
2001, Quarter 4             $        2,588.4     $          153.5        $      7.1                5.93%
2002, Quarter 1                      2,423.0                141.8               6.0                5.85%
2002, Quarter 2                      2,437.8                114.6               8.4                4.70%
2002, Quarter 3                      2,340.5                110.2               5.9                4.71%
----------------------------------------------------------------------------------------------------------------------

The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which the Company has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding collateral balance have increased to 2.48% at September 30, 2002 from 1.75% at September 30, 2001 primarily due to two commercial loans which have become delinquent and increased delinquencies on single family loans. Delinquencies have declined from the second quarter 2002 of 2.78%. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio.

                           Delinquency Statistics (1)

-------------------------------------------------------------------------------------------------------------------------
                                                              90 days and over delinquent
                                 60 to 90 days delinquent                 (2)                          Total
-------------------------------------------------------------------------------------------------------------------------
2001, Quarter 4                            0.28%                         1.99%                         2.27%
2002, Quarter 1                            0.76%                         1.83%                         2.59%
2002, Quarter 2                            0.59%                         2.19%                         2.78%
2002, Quarter 3                            0.34%                         2.14%                         2.48%
-------------------------------------------------------------------------------------------------------------------------

(1) Excludes other investments and loans held for sale or securitization. (2) Includes foreclosures, repossessions and REO.

General and Administrative Expense

The following tables present a breakdown of general and administrative expense by category and business unit.

--------------------------------- ------------------------------ ------------------------------- ------------------------------
                                            Servicing                 Corporate/Investment                   Total
                                                                      Portfolio Management
--------------------------------- ------------------------------ ------------------------------- ------------------------------
2001, Quarter 1                            $       786.3                  $     1,056.9                   $     1,843.2
2001, Quarter 2                                    935.8                        1,698.3                         2,634.1
2001, Quarter 3                                    966.1                        1,333.4                         2,299.5
2001, Quarter 4                                  1,029.9                        2,719.2                         3,749.1
2002, Quarter 1                                    893.5                        1,000.6                         1,894.1
2002, Quarter 2                                  1,036.8                        1,587.5                         2,624.3
2002, Quarter 3                                  1,122.2                        1,103.7                         2,225.9
--------------------------------- ------------------------------ ------------------------------- ------------------------------

Supplemental Information For Collateralized Bond Securities

Below is a summary as of September 30, 2002, by each series where the fair value exceeds $0.5 million of the Company's net investment in collateralized bond securities. The tables that follow are meant to show the Company's net economic investment in each of the securities presented below, and is not meant to present the Company's investment in collateral for collateralized bonds or collateralized bonds in accordance with generally accepted accounting principles applicable to the Company's transactions. The Company master services four of its collateralized bond securities. Structured Asset Securitization Corporation (SASCO) 2002-09 is master-serviced by Wells Fargo Bank. CCA One Series 2 and Series 3 are master-serviced by Bank of New York. Monthly payment reports for those securities master-serviced by the Company may be found on the Company's website at www.dynexcapital.com.

---------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                  Principal balance
                                                      Principal balance of collateralized  Principal             Amortized
Collateralized bond                                   of collateral     bonds outstanding  balance of            basis of net
       Series (1)     Collateral Type                 pledged           to third parties   net investment        investment
---------------------------------------------------------------------------------------------------------------------------

MERIT Series 11A      Debt securities backed by
                      Single-family loans and
                      Manufactured housing loans      $    348,766      $    312,845     $     35,921      $     39,167

MERIT Series 12-1     Manufactured housing loans           260,735           234,853           25,882            23,564


MERIT Series 13       Manufactured housing loans           315,189           278,939           36,250            31,766


SASCO 2002-9          Single family loans                  518,244           511,322            6,922            14,849

MCA One Series 1      Commercial mortgage loans             83,022            78,279            4,743              (400)

CCA One Series 2      Commercial mortgage loans            296,194           274,091           22,103             8,234

CCA One Series 3      Commercial mortgage loans            410,947           364,413           46,534            54,736
---------------------------------------------------------------------------------------------------------------------------
                                                      $  2,233,097      $  2,054,742     $    178,355      $    171,916
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

The following table summarizes the fair value of the Company's net investment in collateralized bond securities, the various assumptions made in estimating value and the cash flow received from such net investment during the nine months ended September 30, 2002.

----------------------------------------------------------------------------------------------------------------------------
                                             Fair Value Assumptions                                 ($ in thousands)
                     ------------------------------------------------------------------------
                                                                                                                Cash flows
   Collateralized       Weighted-average                            Projected cash flow      Fair value of       received
    Bond Series        prepayment speeds          Losses              termination date            net            in 2002,
                                                                                             investment (1)       net (2)
----------------------------------------------------------------------------------------------------------------------------
MERIT Series 11A       35%-45% CPR on SF    3.9% annually on    Anticipated final maturity     $    37,068        $  19,817
                      securities; 12% CPR   MH securities       in 2025
                        on MH securities

MERIT Series 12-1           11% CPR         3.8% annually on    Anticipated final maturity           1,905              807
                                            MH Loans            in 2027

MERIT Series 13             12% CPR         4.6% annually       Anticipated final maturity           2,130              919
                                                                in 2026

SASCO 2002-9 (5)            30% CPR         0.20% annually      Anticipated call date in            28,397            4,618
                                                                2005

MCA One Series 1              (3)           Losses of $2,096    Anticipated final maturity           1,728              491
                                            in 2004, $1,500 in  in 2018
                                            2006 and $1,000 in
                                            2008

CCA One Series 2              (4)           0.60% annually      Anticipated call date in             9,768            1,292
                                            beginning in 2003   2012

CCA One Series 3              (4)           0.60% annually      Anticipated call date in            21,164            2,009
                                            beginning in 2003   2009
----------------------------------------------------------------------------------------------------------------------------
                                                                                               $   102,160        $29,953
----------------------------------------------------------------------------------------------------------------------------

(1) Calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows were based on the level of interest rates as of September 30, 2002, and incorporates the resetting of the interest rates on the adjustable rate assets to a level consistent with the respective index level as of September 30, 2002. Increases or decreases in interest rates and index levels from September 30, 2002 would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.
(2) Cash flows received by the Company during the nine months ended September 30, 2002, equal to the excess of the cash flows received on the collateral pledged, over the cash flow requirements of the collateralized bond security
(3) Computed at 0% CPR through September 2008, then 20% CPR thereafter (4) Computed at 0% CPR until the respective call date (5) SASCO 2002-9 was completed on April 25, 2002.

The following table compares the fair value of these investments at various discount rates, but otherwise using the same assumptions as set forth for the two immediately preceding tables:

-----------------------------------------------------------------------------------------------------------------------------
                                                Fair Value of Net Investment
-----------------------------------------------------------------------------------------------------------------------------
Collateralized Bond Series                    12%                   16%                   20%                   25%
-------------------------------------  --------------------- --------------------- -------------------- ---------------------
MERIT Series 11A                          $    40,792           $    37,068           $    33,900           $    30,585
MERIT Series 12-1                               1,794                 1,905                 1,953                 1,956
MERIT Series 13                                 2,004                 2,130                 2,186                 2,194
SASCO 2002-9                                   30,161                28,397                26,762                24,886
MCA One Series 1                                2,046                 1,728                 1,482                 1,248
CCA One Series 2                               12,102                 9,768                 8,059                 6,523
CCA One Series 3                               25,661                21,164                17,603                14,159
------------------------------------- --------------------- --------------------- --------------------- ---------------------
                                          $   114,560           $   102,160           $    91,945           $    81,551
------------------------------------- --------------------- --------------------- --------------------- ---------------------


                         LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations from a variety of sources. These sources have included cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments. In addition, while the Company was operating its loan production operations, the Company generated cash flow from common stock offerings including through the dividend reinvestment plan, short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of collateralized bonds). Since 1999, the Company has focused on substantially reducing its recourse debt and minimizing its capital requirements. Effective July 15, 2002, with the repayment in full of the July 2002 Senior Notes, the Company has essentially repaid all remaining outstanding recourse debt. Furthermore, the Company's investment portfolio continues to provide positive cash flow, which can be utilized by the Company for reinvestment or other purposes. Should the Company's future operations require access to sources of capital such as lines of credit and repurchase agreements, the Company believes that it would be able to access such sources.

Non-recourse Debt. Dynex, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At September 30, 2002, Dynex had $2.1 billion of collateralized bonds outstanding.

Recourse Debt. On July 15, 2002, the Company satisfied and discharged the entire indebtedness on the Senior Notes. Collateral pledged to secure the Senior Notes was released and the Company was released from all associated operating and distribution restrictions. Remaining recourse debt is comprised of $94,000 of capitalized leases for office furniture and equipment.

                                     Table 1
                         Non-GAAP Net Balance Sheet (1)
                                ($ in thousands)

                                                              September 30,
                                                                   2002
                                                             -----------------
ASSETS
Investments:
   Collateral for collateralized bonds                          $  2,247,276
   Less:  Collateralized bonds issued                             (2,098,405)
                                                             -----------------
     Net investment in collateralized bond securities                148,871
   Other investments                                                  56,516
   Securities                                                          7,307
   Loans                                                              12,454
                                                             -----------------
                                                                     225,148

   Cash                                                                6,416
   Other assets                                                        7,854
                                                             -----------------
                                                                $    239,418
                                                             =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Notes payable                                                $         94
   Other liabilities                                                   5,182
                                                             -----------------
                                                                       5,276
                                                             -----------------

Shareholders' Equity:
   Preferred stock, par value $.01 per share                          94,586
   Common stock, par value $.01 per share                                109
   Additional paid-in capital                                        364,743
   Accumulated other comprehensive loss                              (19,612)
   Accumulated deficit                                              (205,684)
                                                             -----------------
                                                                     234,142
                                                             -----------------
                                                                $    239,418
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

Interest Rate Fluctuations. The Company's income depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently pledged as collateral for collateralized bonds by the Company are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse debt, approximately $280 million of which is variable rate. Through the use of interest rate swaps and synthetic swaps, the Company has reduced this exposure by approximately $180 million. In addition, a significant amount of the investments held by the Company is adjustable-rate collateral for collateralized bonds. These investments are financed through non-recourse long-term collateralized bonds. The net interest spread for these investments could decrease materially during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps, whereas the related borrowing have no delayed resets or such interest rate caps.

Defaults. Defaults by borrowers on loans securitized by the Company and where it has retained credit risk may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company. The allowance for losses is calculated on the basis of historical experience and management's best estimates. Actual default rates or loss severity may differ from the Company's estimate as a result of economic conditions. In particular, the default rate and loss severity on the Company's portfolio of manufactured housing loans has been higher than initially estimated. Actual defaults on ARM loans may increase during a rising interest rate environment. The Company believes that its reserves are adequate for such risks on loans that were delinquent as of September 30, 2002.

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

Regulatory Changes. The Company's businesses as of September 30, 2002 are not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables.

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

The following table summarizes the Company's net interest margin cash flow sensitivity analysis as of September 30, 2002. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a parallel shift in interest rates, as discussed above. Other investments are excluded from this analysis because they are not interest rate sensitive. The "Base" case represents the interest rate environment as it existed as of September 30, 2002. At September 30, 2002, one-month LIBOR was 1.81% and six-month LIBOR was 1.71%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's assets and liabilities, and there are likely to be such changes in the future.

------------------------------ ---------- ---------------------------
                                               % Change in Net
         Basis Point                           Interest Margin
     Increase (Decrease)                        Cash Flow From
      in Interest Rates                           Base Case
------------------------------            ---------------------------
            +200                                   (13.3)%
            +100                                    (6.8)%
            Base                                      -
            -100                                     8.9%
            -200                                    19.6%
------------------------------ ---------- ---------------------------

Approximately $555 million of the Company's investment portfolio as of September 30, 2002 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 73% and 15% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

The remaining portion of the Company's investment portfolio as of September 30, 2002, approximately $1.7 billion, is comprised of loans or securities that have coupon rates that are fixed. The Company has substantially limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds which approximated $1.2 billion as of September 30, 2002, and (ii) shareholders' equity, which was $234.1 million. Overall, the Company's interest rate risk is primarily related both to the rate of change in short term interest rates, and to the level of short-term interest rates.

In addition, the Company has entered into an interest rate swap to mitigate its interest rate risk exposure on $100 million in notional value of its variable rate bonds. The swap agreement has been constructed such that the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on one month LIBOR on the same notional amount. The impact on cash flows from the interest rate swap has been included in the table above for each of the respective interest-rate scenarios. An additional approximate $80 million of floating-rate liabilities are being converted to a fixed rate through a synthetic swap created by the short sale of a string of Eurodollar futures contract in October, 2002. The synthetic swap has an estimated duration of 1.5 years.


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

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Controls And Procedures

         (a) Evaluation of disclosure controls and procedures.

As required by Rule 13a-15 under the Exchange Act, within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's management, as appropriate, to allow timely decisions regarding required disclosures.

         (b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

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

                99.1 Certification of Principal Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

                99.2 Certification of Chief Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)      Reports on Form 8-K

                  Current report on Form 8-K as filed with the Commission on August 20, 2002, regarding Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Item 9 Regulation FD disclosure for in connection with the Quarterly Report of Dynex Capital, Inc. on Form 10-Q for the quarter ended June 30, 2002.

                  Current report on Form 8-K as filed with the Commission on September 19, 2002, regarding Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Item 9 Regulation FD disclosure for in connection with the Annual Report of Dynex Capital, Inc. on Form 10-K/A for the fiscal year ended December 31, 2001.

                  Current report on Form 8-K as filed with the Commission on October 7, 2002, regarding Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Item 9 Regulation FD disclosure for in connection with the Quarterly Report of Dynex Capital, Inc. on Form 10-Q/A for the quarter ended March 31, 2002.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DYNEX CAPITAL, INC.



                                    By:  /s/ Stephen J. Benedetti
                                         ---------------------------------------
                                         Stephen J. Benedetti
                                         Executive Vice President
                                         (authorized officer of registrant,
                                          principal accounting officer)
Dated:  November 14, 2002

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen L. Benedetti, Jr., certify that:

     1.       I have  reviewed  this  quarterly  report  on Form  10-Q of  Dynex
              Capital, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b)   evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 14, 2002                         /s/ Stephen L. Benedetti, Jr.
                                                -----------------------------
                                                Stephen L. Benedetti, Jr.
                                                Principal Executive Officer

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen L. Benedetti, Jr., certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Dynex Capital, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b)  evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                                /s/ Stephen L. Benedetti, Jr.
                                                Stephen L. Benedetti, Jr.
                                                Chief Financial Officer

                                                                    Exhibit 99.1




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Dynex Capital, Inc. (the "Company") on Form 10-Q for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Principal Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the  Sarbanes-Oxley  Act of 2002,  that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                               /s/ Stephen J. Benedetti
                                              Stephen J. Benedetti
                                              Principal Executive Officer
                                              November 14, 2002

                                                                    Exhibit 99.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Dynex Capital, Inc. (the "Company") on Form 10-Q for the quarter ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                            /s/ Stephen J. Benedetti
                                           Stephen J. Benedetti
                                           Chief Financial Officer
                                           November 14, 2002