Form 10-K
period 2002-12-31
DYNEX CAPITAL INC
filed 2003-03-31
CIK 826675

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)
   |X|  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
   |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                               DYNEX CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

                                     1-9819
                            (Commission file number)

               Virginia                                  52-1549373
(State or other jurisdiction of                      (IRS Employer I.D. No.)
 incorporation or organization)

4551 Cox Road, Suite 300, Glen Allen, Virginia                23060-6740
(Address of principal executive of                            (Zip Code)
                                 (804) 217-5800
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                                     Name of each exchange on which registered
-------------------                                                     -----------------------------------------
Common Stock, $.01 par value                                            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of each class                                                     Name of each exchange on which registered
-------------------                                                     -----------------------------------------
Series A 9.75% Cumulative Convertible Preferred Stock, $.01 par value   NASDAQ National Market
Series B 9.55% Cumulative Convertible Preferred Stock, $.01 par value   NASDAQ National Market
Series C 9.73% Cumulative Convertible Preferred Stock, $.01 par value   NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X|      No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes      |_|      No       |X|

As of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $53,282,125 at a closing price on The New York Stock Exchange of $4.90. Common stock outstanding as of March 28, 2003 was 10,873,903 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 2002, are incorporated by reference into
Part III.

================================================================================

                               DYNEX CAPITAL, INC.
                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                         Page
                                                                        Number

PART I.

  Item 1.  Business...........................................................1
  Item 2.  Properties........................................................11
  Item 3.  Legal Proceedings.................................................11
  Item 4.  Submission of Matters to a Vote of Security Holders...............12


PART II.

  Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters.......................................13
  Item 6.  Selected Financial Data...........................................14
  Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.....................15
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk........30
  Item 8.  Financial Statements and Supplementary Data.......................32
  Item 9.  Changes In and Disagreements with Accountants on Accounting and
             Financial Disclosure.............................................32

PART III.

         Item 10. Directors and Executive Officers of the Registrant..........................................32
         Item 11. Executive Compensation......................................................................32
         Item 12. Security Ownership of Certain Beneficial Owners and Management..............................32
         Item 13. Certain Relationships and Related Transactions..............................................32


PART IV.

         Item 14. Controls and Procedures.....................................................................32
         Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................33


SIGNATURES        ............................................................................................35

                                     PART I

Item 1.  Business

                                     GENERAL

         Dynex Capital, Inc. was incorporated in the Commonwealth of Virginia in 1987. References to "Dynex", or "the Company" contained herein refer to Dynex Capital, Inc. together with its qualified real estate investment trust (REIT) subsidiaries and taxable REIT subsidiary. Dynex is a financial services company, which invests in loans and securities consisting of or secured by, principally single family mortgage loans, commercial mortgage loans, manufactured housing installment loans and delinquent property tax receivables. The loans and securities in which the Company invests have generally been pooled and pledged (i.e. securitized) as collateral for non-recourse bonds ("collateralized bonds"), which provides long-term financing for such loans while limiting credit, interest rate and liquidity risk. The Company has elected to be treated as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended, and, as such, must distribute substantially all of its taxable income to shareholders. Provided that the Company meets all of the proscribed Internal Revenue Code requirements for a REIT, the Company will generally not be subject to federal income tax. Prior to December 31, 2000, the Company operated certain of its activities out of a taxable affiliate, Dynex Holding, Inc. (DHI), in which the Company owned 100% of the preferred stock outstanding. As the Company owned only non-voting preferred stock, DHI and its subsidiaries were not consolidated for financial reporting or tax purposes, but were accounted for in the Company's financial statements using the equity method. Effective on December 31, 2000, DHI was liquidated into the Company.

         Since 1999, as a result of disruptions in the fixed income markets, the Company has focused its efforts on conserving its capital base and repaying its outstanding recourse obligations. Prior to such time, the Company operated a number of loan origination businesses, including single-family mortgage lending, commercial mortgage lending, and manufactured housing lending, all of which have been sold or otherwise discontinued. Since 2000, the Company's business operations have been essentially limited to the management of its investment portfolio and the active collection of its portfolio of delinquent property tax receivables. As of December 31, 2002, the Company has repaid all of its recourse obligations and is now free from any contractual operating and investing restrictions. The Company's investment portfolio continues to generate reasonable cash flow, and the Company has been evaluating alternative uses for this cash flow in an effort to improve shareholder value, including alternatives with respect to the Company's preferred stock outstanding. In January 2003, the Company initiated a tender offer for approximately $52 million of its preferred stock outstanding, to be funded with a combination of cash and senior, unsecured notes due February 28, 2005 (the "February 2005 Notes"). In February 2003, the Company closed the tender offer and retired a total of 1,887,600 shares of its preferred stock for $19.3 million in cash and the issuance of $32.1 million of February 2005 Notes. The tender offer resulted in a preferred stock benefit to be recorded in the first quarter of 2003 of $12.6 million, comprised of the elimination of $16.5 million of dividend in arrears on the shares tendered and a premium paid to book value of $3.9 million. The February 2005 Notes preclude further distributions on preferred or common stocks, other than for the Company to maintain its status as a REIT, until the Notes are fully repaid. The Company currently has approximately $121 million of tax net operating loss carryforwards and $61 million of capital loss carryforwards which the Company could use to offset future taxable income excluding excess inclusion income. See further discussion in Federal Income Tax Considerations.

         The Company's primary focus today is on maximizing cash flows from its investment portfolio and opportunistically calling securities pursuant to clean-up calls if the underlying collateral has value for the Company. Longer term, the Board of Directors will continue to evaluate alternatives for the use of the Company's cash flow in an effort to improve overall shareholder value. Such evaluation may include a number of alternatives, including the acquisition of a new business. The Company has considered the possible acquisition of a depository institution, but it is the Board of Directors' view that the Company would likely attempt to resolve the remaining preferred stock dividends-in-arrears before the Company would move forward with an acquisition. In addition, given the availability of tax net operating loss carryforwards, the Company could forego its REIT status in connection with the introduction of a new business plan, if such business plan included activities not traditionally associated with REITs, or that are prohibited or otherwise restricted for REITs.

Business Focus and Strategy

         The Company's primary business focus is on managing its investment portfolio to maximize its earnings and cash flow. The Company acts in certain instances as both a primary and master servicer on assets included in its investment portfolio. The Company's principal source of earnings historically has been its net interest income from its investment portfolio. The Company had generally created investments for its portfolio through the issuance of non-recourse collateralized bonds secured by a pledge of loans and securities as collateral for collateralized bonds. Commensurate with a fundamental shift in its business plan to conserve capital and repay recourse debt outstanding in 1999, the Company's investment portfolio has been declining as the result of sales and pay-downs, with little additional investment having been made by the Company over the ensuing three years. The Company's remaining investment portfolio consists primarily of collateral for collateralized bonds and delinquent property tax receivables.

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

         The Company owns the right to purchase or redeem generally by class the collateralized bonds on its balance sheet once the outstanding balance of such bonds reaches 35% or less of the original amount issued or a specified date. The Company also owns the right to call adjustable-rate and fixed-rate mortgage pass-through securities previously issued and sold by the Company (and therefore not currently included in its investment portfolio) once the outstanding balance of such securities reached a call trigger, generally either 10% or less of the original amount issued or a specified date. The aggregate projected callable balance of such securities at the time of the projected call is approximately $131 million, relating to ten securities. The Company may or may not elect to call one or more of these securities when eligible to call. During 2002, the Company initiated the call on 17 securities for approximately $164 million, and may initiate the call of eight additional securities in 2003 with an estimated balance of $91 million. The Company may call additional securities in the future.

         On April 25, 2002, the Company completed the securitization of $602 million of single-family mortgage loans and the associated issuance of $605 million of collateralized bonds. Of the $602 million of single-family mortgage loans securitized, $447 million were loans which were already owned by the
Company and $155 million represented new loans from the purchase of adjustable-rate and fixed-rate mortgage backed securities from third parties pursuant to certain call rights owned by the Company. The securitization was accounted for as a financing; thus the loans and associated bonds were included in the accompanying consolidated balance sheet as assets and liabilities of the Company. Net cash proceeds to the Company from the securitization were approximately $24 million. The Company used the proceeds from the securitization toward repayment of the Senior Notes due July 15, 2002. Approximately $12 million of delinquent loans were not included in the securitization and were retained by the Company.

                                Primary Servicing

         The Company services as primary servicer its portfolio of delinquent property tax receivables and a small amount of remaining commercial mortgage loans which have not been securitized. The Company also retains an interest in the servicing of approximately $91 million of securitized single-family mortgage loans, which are being sub-serviced by a former subsidiary of the Company. As a result of retaining this interest in the servicing, the Company is obligated to advance scheduled principal and interest on delinquent loans in accordance with the underlying loan servicing agreements.

         The Company's delinquent property tax receivable servicing operation resides in Pittsburgh, Pennsylvania, with a satellite office in Cleveland, Ohio. The Company's responsibilities as servicer include collecting voluntary payments from property owners, and if collection efforts fail, foreclosing, stabilizing and selling the underlying properties. As of December 31, 2002, the Company was servicing delinquent property tax receivables with an aggregate redemptive value of approximately $123 million of delinquent property tax receivables in six states, but with the majority in Pennsylvania and Ohio. The Company plans to offer during 2003 third-party collection services to taxing jurisdictions for the collection of delinquent property tax receivables. The Company plans to initially target jurisdictions in Ohio and Pennsylvania; however, there can no assurance such effort will be successful.

                                Master Servicing

         The Company performs the function of master servicer for certain of the series of collateralized bond securities which it has issued, and certain loans which have not been securitized. The master servicer's function typically includes monitoring and reconciling the loan payments remitted by the servicers of the loans, determining the payments due on the securities and determining that the funds are correctly sent to a trustee or investors for each series of securities. Master servicing responsibilities also include monitoring the servicers' compliance with its servicing guidelines. As of December 31, 2002, the Company monitored the performance of four third-party servicers of single family loans; the performance of GMAC Commercial Mortgage Corporation as the servicer one of the series of the Company's securitized commercial mortgage loans, and Origen Financial, LLC as the servicer of the Company's manufactured housing loans. In its capacity as master servicer, the Company is obligated to advance scheduled principal and interest on delinquent loans in accordance with the underlying servicing agreements should the primary servicer fail to make such advance.

         As master servicer, the Company is paid a monthly fee based on the outstanding principal balance of each such loan master serviced or serviced by the Company as of the last day of each month. As of December 31, 2002, the Company master serviced $920 million in securities.

                                 Securitization

         The Company's predominate securitization structure is collateralized bonds, whereby loans and securities are pledged to a trust and the trust issues non-recourse collateralized bonds pursuant to an indenture. Generally, for accounting and tax purposes, the loans and securities financed through the issuance of collateralized bonds are treated as assets of the Company, and the collateralized bonds are treated as debt of the Company. The Company earns the net interest spread between the interest income on the loans and securities and the interest and other expenses associated with the collateralized bond financing. The net interest spread is directly impacted by the credit performance of the underlying loans and securities, by the level of prepayments of the underlying loans and securities and, to the extent collateralized bond classes are variable-rate, may be affected by changes in short-term rates. The Company's investment in the collateralized bonds is typically referred to as the over-collateralization. The Company analyzes and values its investment in collateralized bonds on a "net investment basis" (i.e., the excess of the collateral pledged over the outstanding collateralized bonds, and the resulting net cash flow to the Company), as further discussed below.

Investment Portfolio

         Composition. The following table presents the balance sheet composition of the investment portfolio by investment type and the percentage of the total investments as of December 31, 2002 and 2001. Collateral for collateralized bonds includes loans which are carried at amortized cost, and debt securities, which are considered available-for-sale pursuant to the provisions of SFAS No. 115 and are carried at fair value. Other investments include a security backed by delinquent tax receivables, which is classified as held-to-maturity pursuant to the provisions of SFAS No. 115, and is carried at amortized cost. Other investments also include unsecuritized delinquent tax receivables which are carried at amortized cost. Securities consist of mortgage-related debt securities, are considered available-for-sale, and are carried at fair value. Securities also include a security backed by consumer installment loans, which is also classified as held-to-maturity pursuant to the provisions of SFAS No. 115, and is carried at amortized cost. Loans are carried at amortized cost.

-------------------------------------------- ------------------------------------------------------------------------
(amounts in thousands)                                                 As of December 31,
                                                            2002                                 2001
                                             ------------------------------------ -----------------------------------
                                                 Balance          % of Total          Balance          % of Total
-------------------------------------------- ----------------- ------------------ ----------------- -----------------
Investments:
  Collateral for collateralized bonds
    Loans (at amortized cost, net)              $1,818,577           82.0%           $2,006,165            78.7%
    Debt securities (at fair value)                329,920           14.9%              467,038            18.3%

  Other investments                                 54,322            2.4                63,553             2.5
  Securities:
    Adjustable-rate mortgage securities                  -             -                  1,740             0.1
    Fixed-rate securities                            3,664            0.2                 4,774             0.2
    Mortgage-related securities                      2,544            0.1                 2,523             0.1
  Loans                                              9,288            0.4                 3,786             0.1
-------------------------------------------- ----------------- ------------------ ----------------- -----------------
         Total investments                      $2,218,315          100.0%           $2,549,579           100.0%
-------------------------------------------- ----------------- ------------------ ----------------- -----------------

         Collateral for collateralized bonds. Collateral for collateralized bonds includes loans and securities, consisting of, or secured by, adjustable-rate and fixed-rate mortgage loans secured by first liens on single family housing, fixed-rate loans secured by first liens on multifamily and commercial properties, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. Collateral for collateralized bonds have been pledged to support the repayment of associated collateralized bonds outstanding. Interest margin on the Company's net investment in collateralized bonds (defined as the principal balance of collateral for collateralized bonds less the principal balance of the collateralized bonds outstanding) is derived primarily from the difference between (i) the interest income generated from the collateral pledged to secure the collateralized bonds and (ii) the interest expense on the collateralized bonds and related insurance and administrative expenses. Collateralized bonds are non-recourse to the Company. The Company's return on its net investment in collateralized bonds is affected primarily by changes in interest rates, prepayment rates and credit losses on the underlying loans. By virtue of its net investment, the Company generally retains the net interest margin cashflow generated by the collateralized bond structure. The Company may retain for its investment portfolio certain classes of the collateralized bonds issued and in the past has pledged such classes as collateral for repurchase agreements.

         Other investments. Other investments include a security backed by delinquent tax receivables, which is classified as held-to-maturity pursuant to the provisions of SFAS No. 115, and is carried at amortized cost. Other investments also include unsecuritized delinquent tax receivables, which are carried at amortized cost. During 2002, the Company collected approximately $16.6 million on its delinquent property tax receivables, with collections of $7.3 million relating to delinquent property tax receivables located in Allegheny County, Pennsylvania, $7.3 million relating to delinquent property tax receivables located in Cuyahoga County, Ohio, and $2.0 million relating to various other jurisdictions.

         Securities. Securities at December 31, 2002 include fixed-rate securities, which included fixed-rate mortgage securities consisting of mortgage-related debt securities that have a fixed-rate of interest over their remaining life and asset-backed securities collateralized by consumer installment loans, and mortgage-related securities. Mortgage-related securities consist primarily of interest-only securities ("I/Os"), principal-only securities ("P/Os") and inverse-floaters. An I/O is a class of a collateralized bond or a mortgage pass-through security that pays to the holder substantially all interest. A P/O is a class of a collateralized bond or a mortgage pass-through security that pays substantially all principal to the holder. An inverse floater is a class of a mortgage pass-through security where interest is earned based on a defined target rate, less LIBOR multiplied by a defined factor. The yields on the above referenced securities are affected primarily by changes in prepayment rates and by changes in short-term interest rates.

         Loans. As of December 31, 2002, loans consist principally of delinquent single-family mortgage loans, mezzanine loans secured by healthcare properties, and participations in first mortgage loans secured by multifamily and commercial mortgage properties.

Additional Information on Collateralized Bond Securities

         The  Company  analyzes  and values its  investment  in  collateral  for collateralized bonds on a net investment basis. As previously discussed, the Company, through its subsidiaries, pledges collateral (i.e., single-family mortgage loans and securities, manufactured housing mortgage loans and securities, or commercial mortgage loans) for collateralized bond obligations that are issued based on the pledge of such collateral. These collateralized bonds are recourse only to the collateral pledged, and not to the Company. The structure created by the pledge of collateral and sale of the associated collateralized bonds is referred to hereafter as a "collateralized bond security". The "principal balance of net investment" in a collateralized bond security represents the principal balance of the collateral pledged less the outstanding balance of the associated collateralized bonds owned by third parties. This net investment is also commonly referred to as
"over-collateralization". The "amortized cost basis of net investment" is the over-collateralization amount plus or minus collateral and collateralized bond premiums and discounts and related costs. The Company generally has sold the investment grade classes of the collateralized bonds to third parties, and has retained the portion of the collateralized bond security that is below investment grade. The Company estimates the fair value of its net investment in collateralized bond securities as the present value of the projected cash flow from the collateral, adjusted for the impact of and assumed level of future prepayments and credit losses, less the projected principal and interest due on the bonds owned by third parties. Below is a summary as of December 31, 2002, by each series where the fair value exceeds $0.5 million of the Company's net investment in collateralized bond securities. The Company master services four of its collateral for collateralized bond securities. Structured Asset Securitization Corporation (SASCO) Series 2002-9 is master-serviced by Wells Fargo Bank. CCA One Series 2 and Series 3 are master-serviced by Bank of New York. Monthly payment reports for those securities master-serviced by the Company may be found on the Company's website at www.dynexcapital.com.

         The following tables show the Company's net economic investment in each of the securities presented below. As the Company does not present its investment in collateralized bonds on a net investment basis and carries only its investment in MERIT Series 11 at fair value, the table below is not meant to present the Company's investment in collateral for collateralized bonds or collateralized bonds in accordance with generally accepted accounting principles applicable to the Company's transactions.

---------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                 Principal
                                                      Principal       Balance of       Principal        Amortized
                                                       Balance      Collateralized      Balance        Cost Basis
    Collateralized                                        Of             Bonds             Of              Of
         Bond                                         Collateral    Outstanding to        Net              Net
      Series (1)             Collateral Type           Pledged       Third Parties     Investment      Investment
---------------------------------------------------------------------------------------------------------------------

MERIT Series 11         Securities backed by         $     334,078    $     293,171   $      40,907    $      30,366
                        single-family mortgage
                        and manufactured housing
                        loans

MERIT Series 12         Manufactured housing loans         253,402          228,908          24,494           22,250

MERIT Series 13         Manufactured housing loans         304,908          271,214          33,694           28,719

SASCO 2002-9            Single family loans                481,308          473,232           8,076           19,089

MCA Series 1            Commercial mortgage loans           82,354           77,636           4,718             (287)

CCA One Series 2        Commercial mortgage loans          294,833          272,729          22,104            8,130

CCA One Series 3        Commercial mortgage loans          400,322          356,349          43,973           52,230
---------------------------------------------------------------------------------------------------------------------

                                                     $   2,151,205    $   1,973,239   $     177,966    $     160,497
---------------------------------------------------------------------------------------------------------------------

(1) MERIT stands for MERIT Securities Corporation; MCA stands for Multifamily Capital Access One, Inc. (now known as Commercial Capital Access One, Inc.); and CCA stands for Commercial Capital Access One, Inc. Each such entity is a wholly owned limited purpose subsidiary of the Company. SASCO stands for Structured Asset Securitization Corporation

         The following table summarizes the fair value of the Company's net investment in collateralized bond securities, the various assumptions made in estimating value, and the cash flow received from such net investment during 2002. As the Company does not present its investment in collateralized bonds on a net investment basis and carries only its investment in MERIT Series 11 at fair value, the table below is not meant to present the Company's investment in collateral for collateralized bonds or collateralized bonds in accordance with generally accepted accounting principles applicable to the Company's transactions.

--------------------------------------------------------------------------------------------------------------------
                                               Fair Value Assumptions                   ($ in thousands)
                                                                              --------------------------------------
                     ---------------------------------------------------------


Collateralized Bond   Weighted-average                       Projected cash   Fair value of net      Cash flows
       Series        prepayment speeds        Losses        flow termination    investment (1)   received in 2002,
                                                                  date                                net (2)
--------------------------------------------------------------------------------------------------------------------

MERIT Series 11      30%-45% CPR on SF  3.4% annually on   Anticipated final     $      30,342      $      26,093
                      securities; 11%   MH loans           maturity in 2025
                         CPR on MH
                         securities

MERIT Series 12           11% CPR       3.3% annually on   Anticipated final             2,081              1,117
                                        MH loans           maturity in 2027

MERIT Series 13           12% CPR       4.2% annually      Anticipated final             1,861              1,285
                                                           maturity in 2026

SASCO 2002-9 (5)          26% CPR       0.2% annually      Anticipated call             32,230             14,928
                                                           date in 2005

MCA One Series 1            (3)         Losses of $2,500   Anticipated final             1,695                607
                                        in 2004, $1,000    maturity in 2018
                                        in 2006 and $650
                                        in 2008

CCA One Series 2            (4)         0.40% annually     Anticipated call             10,211              1,722
                                        beginning in 2003  date in 2012

CCA One Series 3            (4)         0.60% annually     Anticipated call             19,833              2,618
                                        beginning in 2003  date in 2009
--------------------------------------------------------------------------------------------------------------------
                                                                                 $      98,253      $      48,370
--------------------------------------------------------------------------------------------------------------------


(1) Calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows were based on the forward LIBOR curve as of December 31, 2002, and incorporates the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used in the projection would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.
(2) Cash flows received by the Company during the year, equal to the excess of the cash flows received on the collateral pledged, over the cash flow requirements of the collateralized bond security
(3) Computed at 0% CPR through June 2008, then 20% CPR thereafter (4) Computed at 0% CPR until the respective call date (5) SASCO 2002-9 securitization was completed April 25, 2002

         The above tables illustrate the Company's estimated fair value of its net investment in collateralized bond securities. In its consolidated financial statements, the Company carries its investments at amortized cost, except for its investment in MERIT Series 11, which it carries at estimated fair value. Inclusive of recorded allowance for losses aggregating $25.4 million, the Company's net investment in collateralized bond securities as reported in its consolidated financial statements is approximately $134.9 million. This amount compares to an estimated fair value, utilizing a discount rate of 16%, of approximately $98.3 million, as set forth in the table above.

         The following table compares the fair value of these investments at various discount rates, but otherwise using the same assumptions as set forth for the two immediately preceding tables:

-----------------------------------------------------------------------------------------------------------------------------
                                                Fair Value of Net Investment
-----------------------------------------------------------------------------------------------------------------------------
Collateralized Bond Series                    12%                   16%                   20%                      25%
------------------------------------- --------------------- --------------------- --------------------- ---------------------

MERIT Series 11A                          $   33,583            $    30,342           $    27,819           $     25,338

MERIT Series 12-1                              1,959                  2,081                 2,123                  2,110

MERIT Series 13                                1,714                  1,861                 1,936                  1,967

SASCO 2002-9                                  34,104                 32,230                30,502                 28,528

MCA One Series 1                               2,005                  1,695                 1,454                  1,224

CCA One Series 2                              12,658                 10,211                 8,413                  6,792

CCA One Series 3                              23,915                 19,833                16,575                 13,399
------------------------------------- --------------------- --------------------- --------------------- ---------------------
                                          $ 109,938             $    98,253           $    88,822           $     79,358
------------------------------------- --------------------- --------------------- --------------------- ---------------------

Investment Portfolio Risks

         The Company is exposed to several types of risks inherent in its investment portfolio. These risks include credit risk (inherent in the loan and/or security structure), prepayment/interest rate risk (inherent in the underlying loan) and margin call risk (inherent in the security if it is used as collateral for recourse borrowings).

         Credit Risk. Credit risk is the risk of loss to the Company from the failure by a borrower (or the proceeds from the liquidation of the underlying collateral) to fully repay the principal balance and interest due on a loan. A borrower's ability to repay, or the value of the underlying collateral, could be negatively influenced by economic and market conditions. These conditions could be global, national, regional or local in nature. Upon securitization of the pool of loans or securities backed by loans, the credit risk retained by the Company is generally limited to its net investment in the collateralized bond structure (referred to as "principal balance of net investment", or as "over-collateralization") and/or subordinated securities that it may retain from a securitization. For securitized pools of loans, the Company provides for reserves for expected losses based on the current performance of the respective pool or on an individual loan basis; if losses are experienced more rapidly due to market conditions than the Company has provided for in its reserves, the Company may be required to provide for additional reserves for these losses. The Company also has credit risk related to certain debt securities, principally on those pledged as collateral for collateralized bonds, and recognizes losses when incurred or when such security is deemed to be impaired on an other than temporary basis.

         The Company evaluates and monitors its exposure to credit losses and has established reserves and discounts for probable credit losses based upon anticipated future losses on the loans and securities, general economic conditions and historical trends in the portfolio. For loans and securities pledged as collateral for collateralized bonds, the Company considers its credit exposure to include over-collateralization. The Company has also retained subordinated securities from other securitizations. As of December 31, 2002, the Company's credit exposure on subordinated securities retained or as to over-collateralization was $168.2 million. The Company has reserves and discounts of $76.3 million relative to this credit exposure. The Company also has credit risk on the entire amount of investments that are not securitized, or are securitized and the Company retained the entire security issued. Such investments include loans and delinquent property tax receivables of $9.3 million and $54.3 million, respectively, at December 31, 2002. Delinquent property tax receivables are carried at amortized cost, and all amounts collected on these receivables is applied against the carrying value of these receivables.

         The Company also has various other forms of credit enhancement which, based upon the performance of the underlying loans and securities, may provide additional protection against losses. Specifically, $166.2 million and $137.4 million of the commercial mortgage loans are subject to guarantees of $14.3 million and $14.4 million, respectively, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; $272 million of the single family mortgage loans in various pools are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 48.4% on such policies before the Company would incur losses; and $94.0 million of the single family mortgage loans are subject to various loss reimbursement agreements totaling $30.2 million with a remaining aggregate deductible of approximately $1.4 million.

         Prepayment/Interest Rate Risk. The interest rate environment may also impact the Company. For example, in a rising rate environment, the Company's net interest margin may be reduced, as the interest cost for its funding sources could increase more rapidly than the interest earned on the associated asset financed. The Company's floating-rate funding sources are substantially based on the one-month London InterBank Offered Rate ("LIBOR") and reprice at least monthly, while the associated assets are principally six-month LIBOR or one-year Constant Maturity Treasury ("CMT") based and generally reprice every six to twelve months. Additionally, the Company has approximately $254 million of fixed-rate assets financed with floating-rate collateralized bond liabilities. In a declining rate environment, net interest margin may be enhanced for the opposite reasons. In a period of declining interest rates, however, loans and securities in the investment portfolio will generally prepay more rapidly (to the extent that such loans are not prohibited from prepayment), which may result in additional amortization of asset premium. In a flat yield curve environment (i.e., when the spread between the yield on the one-year Treasury security and the yield on the ten-year Treasury security is less than 1.0%), single-family adjustable rate mortgage ("ARM") loans and securities tend to rapidly prepay, causing additional amortization of asset premium. In addition, the spread between the Company's funding costs and asset yields would most likely compress, causing a further reduction in the Company's net interest margin. Lastly, the Company's investment portfolio may shrink, or proceeds returned from prepaid assets may be invested in lower yielding assets. The severity of the impact of a flat yield curve to the Company would depend on the length of time the yield curve remained flat.

                        FEDERAL INCOME TAX CONSIDERATIONS

General

         The Company believes it has complied with the requirements for qualification as a REIT under the Internal Revenue Code (the "Code"). To the extent the Company qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders. The Company uses the calendar year for both tax and financial reporting purposes. There may be differences between taxable income and income computed in accordance with Generally Accepted Accounting Principles ("GAAP"). These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. The Company's estimated taxable income for 2002, excluding net operating losses carried forward from prior years, was $5.5 million, comprised entirely of ordinary income. Such amounts were fully offset by tax loss carry-forwards of a similar amount. The Company currently has tax operating loss carry-forwards of approximately $121 million. Included in the $5.5 million in ordinary income is excess inclusion income of $1.4 million which is required to be distributed by the Company by the time the Company files its consolidated income tax return in order to maintain its REIT status. The Company intends to make such distribution in accordance with the prescribed requirements. Substantially all of the $121 million in net operating losses carry-forwards expire in 2014 and 2015, and of the $61 million of capital loss carry-forwards, $34 million expires in 2003 and $27 million expires in 2004.

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

         In December 1999, with an effective date of January 1, 2001, Congress signed into law several changes to the provisions of the Code relating to REITs. The most significant of these changes relates to the reduction of the distribution requirement from 95% to 90% of taxable income and to the ability of REITs to own a 100% interest in taxable REIT subsidiaries. The Company had one taxable REIT subsidiary at December 31, 2002.

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

Taxation of Distributions by the Company

         Assuming that the Company maintains its status as a REIT, any distributions that are properly designated as "capital gain dividends" will generally be taxed to shareholders as long-term capital gains, regardless of how long a shareholder has owned his shares. Any other distributions out of the Company's current or accumulated earnings and profits will be dividends taxable as ordinary income. Distributions in excess of the Company's current or accumulated earnings and profits will be treated as tax-free returns of capital, to the extent of the shareholder's basis in his shares and, as gain from the disposition of shares, to the extent they exceed such basis. Shareholders may not include on their own tax returns any of the Company's ordinary or capital losses. Distributions to shareholders attributable to "excess inclusion income"' of the Company will be characterized as excess inclusion income in the hands of the shareholders. Excess inclusion income can arise from the Company's holdings of residual interests in real estate mortgage investment conduits and in certain other types of mortgage-backed security structures created after 1991. Excess inclusion income constitutes unrelated business taxable income ("UBTI") for tax-exempt entities (including employee benefit plans and individual retirement accounts) and it may not be offset by current deductions or net operating loss carryovers. In the event that the Company's excess inclusion income is greater than its taxable income, the Company's distribution requirement would be based on the Company's excess inclusion income. Dividends paid by the Company to organizations that generally are exempt from federal income tax under Section 501(a) of the Code should not be taxable to them as UBTI except to the extent that (i) purchase of shares of the Company was financed by "acquisition indebtedness" or (ii) such dividends constitute excess inclusion income. In 2002, the Company paid a dividend on its preferred stocks equal to approximately $1.2 million, representing the Company's excess inclusion income in 2001. The Company estimates that excess inclusion income for 2002 was $1.4 million.

Taxable Income

     The Company uses the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with Generally Accepted Accounting Principles ("GAAP"). These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. The principal difference relates to reserves for loan losses and other-than-temporary impairment charges provided for GAAP purposes, which are not deductible for tax purposes, versus actual charge-offs on loans, which are deductible for tax purposes as ordinary losses. The Company's estimated taxable income for 2002, excluding net operating losses carried forward from prior years, was $5.5 million, comprised entirely of ordinary income. Such amounts were fully offset by loss carry-forwards of a similar amount.

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

                                   COMPETITION

     The  Company  may  compete  with a  number  of  institutions  with  greater financial resources. In purchasing portfolio investments and in issuing securities, the Company competes with investment banking firms, savings and loan associations, commercial banks, mortgage bankers, insurance companies and federal agencies and other entities purchasing investments and issuing securities, many of which have greater financial resources and a lower cost of capital than the Company.

                                    EMPLOYEES

         As of December 31, 2002, the Company had 81 employees.

Item 2.  Properties

         The Company's executive and administrative offices and operations offices are both located in Glen Allen, Virginia, on properties leased by the Company which consist of 11,194 square feet. The address is 4551 Cox Road, Suite 300, Glen Allen, Virginia 23060. The lease expires in 2005. The Company also occupies space located in Cleveland, Ohio, and the Pittsburgh, Pennsylvania metropolitan area. These locations consist of approximately 16,384 square feet, and the leases associated with these properties expire in 2003 and 2007.

Item 3.  Legal Proceedings

         GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute.. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. No hearing date has been set for the issues remanded back to the lower trial court.

         The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company, are defendants in state court in Dallas County, Texas in the matter of Basic Capital Management et al ("BCM") versus Dynex Commercial, Inc. et al. The suit was filed in April 1999 originally against DCI, and in March 2000, BCM amended the complaint and added the Company. The current complaint alleges that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160 million "master" loan commitment entered into in February 1998 and a second alleged loan commitment of approximately $9 million; that DCI and the Company made negligent misrepresentations in connection with the alleged $160 million commitment; and that DCI and the Company fraudulently induced BCM into canceling the alleged $160 million master loan commitment in January 1999. Plaintiff BCM is seeking damages approximating $40 million, including approximately $36.5 million for DCI's breach of the alleged $160 million master loan commitment, approximately $1.6 million for alleged failure to make additional tenant improvement advances, and approximately $1.9 million for DCI's not funding the alleged $9 million commitment. DCI and the Company are vigorously defending the claims on several grounds. The Company was not a party to the alleged $160 million master commitment or the alleged $9 million commitment. The Company has filed a counterclaim for damages approximating $11 million against BCM. Commencement of the trial of the case in Dallas, Texas is anticipated in September 2003.

         In November 2002, the Company received notice of a Second Amended Complaint filed in the First Judicial District, Jefferson County, Mississippi in the matter of Barbara Buie and Elizabeth Thompson versus East Automotive Group, World Rental Car Sale of Mississippi, AutoBond Acceptance Corporation, Dynex Capital, Inc. and John Does # 1-5. The Second Amended Complaint represents a re-filing of the First Amended Complaint against the Company, which was dismissed by the Court without prejudice in August 2001. The Second Amended Complaint in reference to the Company alleges that Plaintiffs were the beneficiaries of a contract entered into between AutoBond Acceptance Corporation and the Company, and alleges that the Company breached such contract and that such breach caused them to suffer economic loss. The Plaintiffs are seeking compensatory damages of $1 million and punitive damages of $1 million. Defendants East Automotive Group and World Rental Car Sale of Mississippi have also filed cross complaints against the Company. In February 2003, both the Second Amended Complaint and the cross complaint were dismissed with prejudice by the Mississippi Court.

         Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits, or any other claims against the Company, will not have a material effect on the Company's consolidated balance sheet, but could materially affect consolidated results of operations in a given year.

Item 4.  Submission Of Matters To A Vote Of Security Holders

         None.

                                     PART II

Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

         Dynex Capital, Inc.'s common stock is traded on the New York Stock Exchange under the trading symbol DX. The common stock was held by approximately 3,662 holders of record as of February 28, 2003. During the last two years, the high and low closing stock prices and cash dividends declared on common stock, adjusted for the two-for-one stock split effective May 5, 1997 and the one-for-four reverse stock split effective August 2, 1999, were as follows:


-------------------------- ----------------------- ------------------------ -----------------------
                                                                                Cash Dividends
                                    High                     Low                   Declared
-------------------------- ----------------------- ------------------------ -----------------------
2002:
   First quarter           $        3.92           $        2.02            $        -
   Second quarter                   5.40                    3.30                     -
   Third quarter                    5.20                    3.91                     -
   Fourth quarter                   4.84                    4.06                     -

2001:
   First quarter           $        1.30           $        0.64            $        -
   Second quarter                   2.45                    0.89                     -
   Third quarter                    2.48                    1.91                     -
   Fourth quarter                   2.45                    1.86                     -
-------------------------- ----------------------- ------------------------ -----------------------

         Dividends-in-arrears for the preferred stock must be fully paid before dividends can be paid on common stock. Dividends-in-arrears on preferred stock were $31.2 million at December 31, 2002.

Item 6.  Selected Financial Data

--------------------------------------------------------------------------------------------------------------------
Years ended December 31,                             2002         2001         2000         1999          1998
--------------------------------------------------------------------------------------------------------------------
(amounts in thousands except share data)
Net interest margin                                $  15,186    $  28,410    $   2,377    $  54,609    $  72,774
Net loss on sales, impairment charges and            (18,299)     (20,954)     (84,039)    (107,470)     (26,582)
litigation (2)
Equity in net loss of Dynex Holding, Inc. (3)              -            -       (1,061)     (19,927)     (19,923)
Other income (expense)                                   848          104         (428)       1,673        2,852
General and administrative expenses                   (9,493)     (10,526)      (8,712)      (7,740)      (8,973)
Extraordinary item - gain (loss) on                      221        2,972            -       (1,517)        (571)
extinguishment of debt
--------------------------------------------------------------------------------------------------------------------
Net (loss) income                                  $ (14,844)   $  (3,085)   $ (91,863)   $ (75,135)   $  19,577
--------------------------------------------------------------------------------------------------------------------
Net (loss) income applicable to common             $ (24,430)   $   4,632    $(104,774)   $ (88,045)   $   6,558
shareholders
--------------------------------------------------------------------------------------------------------------------
Total revenue                                      $ 171,953    $ 222,864    $ 291,160    $ 345,625    $ 410,821
--------------------------------------------------------------------------------------------------------------------
Total expenses                                     $ 186,797    $ 228,921    $ 383,023    $ 423,420    $ 390,673
--------------------------------------------------------------------------------------------------------------------

(Loss) income per common share before extraordinary item:
Basic & diluted(1)                                 $    (2.27)  $     0.15   $    (9.15)  $    (7.53)  $     0.62
Net (loss) income per common share:
Basic & diluted (1)                                $    (2.25)  $     0.41   $    (9.15)  $    (7.67)  $     0.57
Dividends declared per share:
Common (1)                                         $       -    $       -    $       -    $       -    $     3.40
Series A Preferred                                     0.2925       0.2925           -          1.17         2.37
Series B Preferred                                     0.2925       0.2925           -          1.17         2.37
Series C Preferred                                     0.3651       0.3649           -          1.46         2.92

--------------------------------------------------------------------------------------------------------------------
December 31,                                         2002         2001         2000         1999          1998
--------------------------------------------------------------------------------------------------------------------
Investments                                        $2,218,315   $2,549,579   $3,193,234   $4,136,563   $4,971,607
Total assets                                        2,238,304    2,569,859    3,239,921    4,217,723    5,193,790
Non-recourse debt                                   2,013,271    2,264,213    2,856,728    3,282,378    3,665,316
Recourse debt                                               -       58,134      134,168      537,098    1,032,733
Total liabilities                                   2,014,883    2,327,749    3,002,465    3,867,444    4,726,044

Shareholders' equity                                  223,421      242,110      237,456      350,277      467,747
Number of common shares outstanding                10,873,903   10,873,853   11,446,206   11,444,099   46,027,426
Average number of common shares (1)                10,873,871   11,430,471   11,445,236   11,483,977   11,436,599
Book value per common share (1)                    $     8.57   $    11.06   $     7.39   $    18.38   $    28.77
--------------------------------------------------------------------------------------------------------------------

(1) Adjusted for two-for-one common stock split effective May 5, 1997 and the one-for-four reverse common stock split effective August 2, 1999, and are inclusive of the liquidation preference on the Company's preferred stock.
(2) Net loss on sale, write-downs, impairment charges and litigation for the year ended December 31, 2000 and 1999 include several adjustments related largely to non-recurring items. See Footnote 14 to the consolidated financial statements included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2001.
(3)  Dynex Holding, Inc. was liquidated at the end of 2000.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         The Company is a financial services company, which invests in loans and securities consisting of or secured by, principally single family mortgage loans, commercial mortgage loans, manufactured housing installment loans and delinquent property tax receivables. The loans and securities in which the Company invests have generally been pooled and pledged (i.e. securitized) as collateral for non-recourse bonds ("collateralized bonds"), which provides long-term financing for such loans while limiting credit, interest rate and liquidity risk.

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

         Critical accounting policies are defined as those that are reflective of significant judgements or uncertainties, and which may result in materially different results under different assumptions and conditions, or the application of which may have a material impact on the Company's financial statements. The following are the Company's critical accounting policies, summarized from Footnote 2 to the consolidated financial statements.

         Fair Value. The Company uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Collateral for collateralized bonds make up a significant portion of the Company's investments. The estimate of fair value for securities within collateral for collateralized bonds is determined by calculating the present value of the projected net cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions established by management. The discount rate used in the determination of fair value of the collateral for collateralized bonds was 16% at December 31, 2002 and 2001. The Company utilizes a discount rate of 16% in determining the fair value of its financial instruments when the Company's ownership interest in such financial instrument is generally represented by interests rated `BBB' or below, and generally concentrated in the overcollateralization or residual interest components. Prepayment rate assumptions at December 31, 2002 and 2001 were generally at a "constant prepayment rate," or CPR, ranging from 30%-45% for 2002, and 40%-60% for 2001, for collateral for collateralized bonds consisting of securities backed by single-family mortgage loans, and a CPR equivalent of 11% for 2002 and 10% for 2001, for collateral for collateralized bonds consisting of securities backed by manufactured housing loans CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary for each series of collateral for collateralized bonds, depending on the collateral pledged. The cash flows for the collateral for collateralized bonds were projected to the estimated date that the collateralized bond security could be called and retired by the Company if there is economic value to the Company in calling and retiring the collateralized bond security. Such call date is typically triggered on the earlier of a specified date or when the remaining collateralized bond security balance equals 35% of the original balance (the "Call Date"). The Company estimates anticipated market prices of the underlying collateral at the Call Date.

         The Company estimated the fair value of certain other investments as the present value of expected future cash flows, less costs to service such investments, discounted at a rate of 12%. The Company utilizes a discount rate of 12% in determining fair value of its financial instruments when the Company's ownership interest in such financial instrument includes a combination of investment grade and non-investment grade classes, on an actual rating or an implied rating basis.

         Allowance for Losses. The Company has credit risk on loans pledged as collateral for collateralized bonds in its investment portfolio. An allowance for losses has been estimated and established for current expected losses based on certain performance factors associated with the collateral, including current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of probable credit losses, using the above factors, as well as industry loss experience. Where loans are considered homogeneous, the allowance for losses are established and evaluated on a pool basis. Otherwise, the allowance for losses is established and evaluated on a loan-specific basis. Provisions made to increase the allowance related to credit risk are presented as provision for losses in the accompanying consolidated statements of operations. The Company's actual credit losses may differ from those estimates used to establish the allowance.

                               FINANCIAL CONDITION

         Below is a discussion of the Company's financial condition.

------------------------------------------------------------------------------
(amounts in thousands except per share data)         December 31,
                                               2002               2001
----------------------------------------------------------- ------------------
Investments:
Collateral for collateralized bonds             $2,148,497         $2,473,203
Other investments                                   54,322             63,553
Securities                                           6,208              9,037
Loans                                                9,288              3,786

Non-recourse debt - collateralized bonds         2,013,271          2,264,213
Recourse debt                                            -             58,134

Shareholders' equity                               223,421            242,110

Book value per common share (inclusive
  of preferred stock liquidation preference)         $8.57             $11.06

----------------------------------------------------------- ------------------

Collateral for Collateralized Bonds

         Collateral for collateralized bonds includes loans and securities consisting or, or secured by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and commercial properties, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. Collateral for collateralized bonds in 2001 also included delinquent property tax receivables. As of December 31, 2002, the Company had 22 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $2.15 billion at December 31, 2002 compared to $2.47 billion at December 31, 2001. This decrease of $325 million is primarily the result of $420 million in paydowns on the collateral, $29 million of increased provisions for losses on collateral, $16 million of impairment losses on securities, amortization of premiums and discounts of $6 million and market value adjustments of $3 million offset by the addition of $147 million of new collateral.

Other Investments

         Other investments at December 31, 2002 and 2001 consist primarily of delinquent property tax receivables and subsequent real estate owned. Other investments decreased to $54.3 million at December 31, 2002 compared to $63.6 million at December 31, 2001. This decrease of $9.3 million resulted from payments of $14.2 million received on delinquent property tax receivables, $2.2 million in sales of related real estate owned and $1.1 million of write-downs of tax certificates and real estate owned. These decreases were partially offset by $5.4 million amortization of unrealized losses and $2.9 million of additional costs incurred in the collection of the tax receivables.

Securities

         Securities decreased to $6.2 million at December 31, 2002, compared to $9.0 million at December 31, 2001, primarily as a result of principal payments of $6.0 million during the year, the call of the underlying pass-through security resulting in the repayment and write-off of these classes and the transfer of $2.0 million of derivative securities to SASCO 2002-9 and declines in fair value of $0.7 million. These decreases were partially offset by the purchase of two inverse floating securities, a fixed rate security and the call of a collateralized bond structure amounting to $5.7 million which was subsequently reclassified to securities.

Loans

         Loans increased to $9.3 million at December 31, 2002 from $3.8 million at December 31, 2001. In connection with the securitization completed in April 2002 as previously discussed, non-performing loans in the amount of $12.6 million were reclassified to loans from collateral for collateralized bonds. This increase was partially offset by paydowns on the loans of $4.2 million, impairment write-downs of $2.2 million, and $0.7 million of other net decreases.

Non-recourse Debt

         Collateralized bonds issued by the Company are recourse only to the assets pledged as collateral, and are otherwise non-recourse to the Company. Collateralized bonds decreased to $2.01 billion at December 31, 2002 from $2.26 billion at December 31, 2001. This decrease was primarily a result of principal pay-downs of $428.0 million and interest made during the year, from the principal payments received from the associated collateral for collateralized bonds and a net decrease of $0.9 million for accrued interest payable. These decreases were partially offset by a net increase in bonds payable of $172.9 million and amortization of $5.1 million of discount on the collateralized bonds.

Recourse Debt

         During 2002, the Company repaid all of the Company's $57.9 million of outstanding Senior Notes and a $0.2 million capital lease.

Shareholders' Equity

         Shareholders' equity decreased from $242.1 million at December 31, 2001 to $223.4 million at December 31, 2002. This decrease resulted from the net loss for the year of $14.8 million, a $2.6 million increase in accumulated other comprehensive loss, and a payment of $1.2 million of preferred stock dividends. The increase in accumulated other comprehensive loss resulted principally from the decline in the fair value of debt securities of $3.9 million, and mark-to-market losses of $4.5 million on interest-rate swap and synthetic interest-rate swap contracts. These increases in accumulated other comprehensive loss were offset by the amortization of $5.8 million of accumulated other comprehensive loss recorded in 2001 as an adjustment to the carrying value of certain debt securities reclassified from available-for-sale to held-to-maturity in accordance with SFAS No. 115.

                              RESULTS OF OPERATIONS

----------------------------------------------------------------- ------------------------------------------------------
(amounts in thousands except per share information)                          For the Year Ended December 31,
                                                                  ------------------------------------------------------
                                                                        2002              2001               2000
----------------------------------------------------------------- ----------------- ------------------ -----------------
Net interest margin before provision for losses                      $    43,669       $    48,082        $    31,487
Provision for losses                                                     (28,483)          (19,672)           (29,110)
                                                                  ----------------- ------------------ -----------------
Net interest margin                                                       15,186            28,410              2,377
Net (loss) gain on sales, impairment charges, and litigation:
     Related to commercial production operations                               -              (680)           (50,940)
     Related to sales of investments                                        (303)             (439)           (15,872)
     Impairment charges                                                  (18,543)          (25,315)           (22,135)
     Litigation                                                                -             6,095              5,600
     Related to sale of loan production operations                             -              (755)              (228)
     Other                                                                   547               140               (464)
Trading losses                                                            (3,307)           (3,091)                 -
Equity in losses of DHI                                                        -                 -             (1,061)
General and administrative expenses                                       (9,493)          (10,526)            (8,712)
Extraordinary item - gain on extinguishment of debt                          221             2,972                  -
Net loss                                                                 (14,844)           (3,085)           (91,863)
Preferred stock (charges) benefit                                         (9,586)            7,717            (12,911)
Net (loss) income applicable to common shareholders                  $   (24,430)      $     4,632        $  (104,774)

Basic & diluted net (loss) income per common share                   $   (2.25)        $    0.41          $   (9.15)

Dividends declared per share:
Common                                                                    -                 -                  -
Series A and B Preferred                                                  0.2925            0.2925             -
Series C Preferred                                                        0.3651            0.3649             -
----------------------------------------------------------------- ----------------- ------------------ -----------------

2002 Compared to 2001

         The increase in net loss during 2002 as compared to 2001 is primarily the result of an decreases in net interest margin and gains from extinguishment of debt, partially offset by an decrease in trading losses, general and administrative expenses and net loss on sales, impairment charges and litigation. Net income per common share decreased as a result of the increased in net loss during 2002 and preferred stock charges in 2002 versus preferred stock benefits in the prior year.

         Net interest margin before provision for losses for the year ended December 31, 2002 decreased to $43.7 million, from $48.1 million for the same period in 2001. The decrease in net interest margin before provision for losses of $4.4 million, or 9.1%, was the result of the decline in interest earning assets, partially offset by an increase in the net interest spread on interest-earning assets.

         The Company provides for losses on its loans where it has retained credit risk. Provision for losses for loans increased to $28.5 million in 2002, from $19.7 million in 2001. The increase in provision for losses of $8.8 million is primarily a result of additions for manufactured housing loans. The continuing under-performance of these loans prompted the Company to revise its estimate of losses to include a percentage of all loans with delinquencies greater than 30 days. This revision, which was instituted during the fourth quarter of 2002, resulted in an increase in provision for losses of $7.4 million during the quarter. Loss severity on the manufactured housing loans continued to remain high during 2002 as a result of the saturation in the market place with both new and used (repossessed) manufactured housing units. Defaults in 2002 on manufactured housing loans averaged 4.3%, versus 4.2% in 2001, and loss severity continued at 77% during the year. "Loss Severity" is the cumulative loss incurred on a loan, or sub-set of loans, divided by the unpaid principal balance of such loan(s). While the Company has provided for reserves for losses based on current delinquencies and loss severities, should these performance trends continue for a protracted period, or decline further, the Company may need to increase the provision for losses on loans in future periods above amounts recorded during 2002.

         Net loss on sales, impairment charges, and litigation decreased from an aggregate net loss of $21.0 million in 2001 to an aggregate net loss of $18.3 million in 2002. Virtually all of the $18.3 million net loss in 2002 was related to impairment charges. Such impairment charges included other-than-temporary impairment of debt securities pledged as collateral for collateralized bonds of $15.6 million for 2002. The impairment charges related to debt securities backed by manufactured housing loans, which have experienced high default rates and loss severeties as previously discussed. In addition, the Company incurred impairment charges in 2002 related to a $2.1 million adjustment to the lower of cost or market for certain delinquent single-family mortgage loans. Such loans were included in securities called by the Company, the balances of which were included in the SASCO Series 2002-9 securitization completed in April 2002. During 2001, the Company incurred other-than-temporary impairments of debt securities pledged as collateral for collateralized bonds of $15.8 million, and recorded additional impairment charges of $7.7 million related to delinquent property tax receivables and $1.8 million for property tax receivables that have been foreclosed and represent real estate owned.

         In June 2002, the Company entered into a $100 million notional short position on 5-Year Treasury Notes futures contracts expiring in September 2002. The Company entered into this position to, in effect, mitigate its exposure to rising interest rates on a like amount of floating-rate liabilities. These instruments fail to meet the hedge criteria of SFAS No. 133, and therefore are accounted for on a trading basis. In August 2002, the Company terminated these contracts at a loss of $3.3 million.

         The Company purchased and extinguished $11.7 million of its July 2002 Senior Notes at a net discount of 3% during 2002, resulting in an extraordinary gain of $0.4 million in the first quarter of 2002.

2001 Compared to 2000

         The decrease in net loss during 2001 as compared to 2000 is primarily the result of an increase in net interest margin, a decrease in net loss on sales, write-downs, and impairment charges, an increase in gains from extinguishment of debt, partially offset by an increase in trading losses and general and administrative expenses. The increase in net income per common share during 2001 as compared to 2000 is primarily the result of the decrease in net loss and a preferred stock benefit in 2001 versus preferred stock charges in the prior year.

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

         The Company provides for losses on its loans and recognizes other than temporary impairment losses on its debt securities where it has retained credit risk. Provision for losses for loans decreased to $19.7 million in 2001, from $29.1 million in 2000 and impairment losses for debt securities increased to $15.8 million in 2001 from $5.5 million in 2000. Provision for losses and other-than-temporary impairment losses remained high in 2001 due to the under-performance of the Company's manufactured housing loan portfolio. Loss severity on the manufactured housing loans continued to increase during 2001 as a result of the saturation in the market place with both new and used (repossessed) manufactured housing units. In addition, the Company saw an increase in overall default rates on its manufactured housing loans. Defaults in 2001 averaged 4.2% versus 3.4% in 2000, and loss severity increased from 70% to 77% during the year.

         Net loss on sales, write-downs and impairment charges decreased from an aggregate net loss of $84.0 million in 2000 to an aggregate net loss of $21.0 million in 2001. Net loss on sales, impairment charges and write-downs are largely one-time items. During 2001, the Company settled various litigation for a net benefit to the Company of $6.1 million. The Company incurred losses in 2001 related principally to impairment charges incurred on its delinquent property tax lien portfolio. The Company adjusted the carrying value of such portfolio by $7.7 million due to other-than-temporary valuation adjustments as a result of the reclassification of this security from available-for-sale to held-to-maturity, and $1.8 million for adjustments to net realizable value on property tax liens that have been foreclosed and represent real estate owned. Impairment charges also include other-than-temporary impairment of debt securities pledged as collateral for collateralized bonds as discussed above. The Company also wrote off $0.6 million of receivables related to the sale of its manufactured housing and model home businesses in 1999.

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

         The Company  purchased and extinguished  $39.3 million of its July 2002
Senior  Notes  at  a  net  discount  of  9.5%  during  2001,   resulting  in  an
extraordinary gain of $3.6 million.

         In June 2000, the Company settled litigation for a cash payment of $20 million. The Company had been purchasing debt securities from a special purpose entity (referred to as an "SPE") backed by automobile loans. The Company had been carrying these debt securities at estimated fair value. As a result of this settlement in June 2000, the Company received 100% of the outstanding stock of the SPE which issued the debt securities, and which owned all of the underlying automobile installment contracts. As such, in June 2000 the Company began consolidating the SPE on its books (as opposed to previously recording its investment in the debt securities). The Company recorded an impairment charge in June 2000 to reflect the initial valuation of the underlying automobile installment contracts at their current fair market value. At the time of the settlement, the Company was able to access more information as to the underlying loans than it previously had when it owned only the debt securities. The Company had accrued a reserve as of December 31, 1999, for $27 million related to the litigation, and reversed $5.6 million of this reserve in 2000 as a result of the settlement. In June 2000, the Company recorded permanent impairment charges of $16.6 million on as a result of the valuation of the underlying automobile contracts. During the fourth quarter 2000, the Company completed the sale of substantially all of the remaining outstanding securities and loans related to this SPE.

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

                  Average Balances and Effective Interest Rates

         The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented. Assets that are on non-accrual status are excluded from the table below for each period presented.

------------------------------------------ ------------------------------------------------------------------------
(amounts in thousands)                                             Year ended December 31,
------------------------------------------ ------------------------------------------------------------------------
                                                     2002                    2001                   2000
                                           ------------------------- --------------------- ------------------------
                                            Average    Effective    Average    Effective    Average     Effective
                                            Balance       Rate      Balance       Rate      Balance       Rate
------------------------------------------ ----------- ----------- ----------- ----------- ----------- ------------
Interest-earning assets (1):
   Collateral for collateralized bonds     $2,306,122       7.34%  $2,827,177       7.61%  $3,461,008        7.84%
    (2) (3)
   Other investments                                -          -%      37,185      14.69%      42,188       13.03%
   Securities                                   4,816      21.31%       8,830       9.60%      55,425        6.49%
   Loans                                        9,706       4.54%       4,068      17.94%     134,673        7.99%
   Cash Investments                            19,207       1.48%      17,560       4.01%           -            -
                                           ----------- ----------- ----------- ----------- ----------- ------------
     Total interest-earning assets         $2,340,044       7.30%  $2,894,820       7.70%  $3,693,294        7.89%
                                           =========== =========== =========== =========== =========== ============
Interest-bearing liabilities:
   Non-recourse debt (3)                   $2,152,440       5.68%  $2,568,716       6.41%  $3,132,550        7.34%
   Recourse debt secured by                         -           -      17,016       6.28%      65,651        7.13%
    collateralized bonds retained
                                           ----------- ----------- ----------- ----------- ----------- ------------
                                            2,152,440       5.68%   2,585,732       6.40%   3,198,201        7.33%

   Other recourse debt - secured (4)           26,112       8.14%      71,174       8.30%     119,939        5.61%
   Other recourse debt - unsecured                  -           -           -           -     101,242        8.54%
                                           ----------- ----------- ----------- ----------- ----------- ------------
     Total interest-bearing liabilities    $2,178,552       5.71%  $2,656,906       6.46%  $3,419,382        7.35%
                                           =========== =========== =========== =========== =========== ============

Net interest spread (3)                                     1.59%                   1.23%                    0.54%
Net yield on average interest-earning
assets (3)                                                  1.99%                   1.76%                    1.08%
------------------------------------------ ----------- ----------- ----------- ----------- ----------- ------------

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to record available for sale securities at fair value.
(2) Average balances exclude funds held by trustees of $2,590, $507,and $862 for the years ended December 31, 2002, 2001, and 2000, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses.
(4) The July 2002 Senior Notes are considered secured for all of 2002 for purposes of this table.

2002 compared to 2001

         The net interest spread for the year ended December 31, 2002 increased to 1.59% from 1.23% for the year ended December 31, 2001. This increase was primarily due to the reduction of short-term interest rates during 2001, which benefited the Company's borrowing costs in 2002. A substantial portion of the Company's interest-bearing liabilities reprice monthly, and are indexed to one-month LIBOR, which on average decreased to 1.76% for 2002, versus 3.88% for 2001. The overall yield on interest-earnings assets, decreased to 7.30% for the year ended December 31, 2002 from 7.70% for the same period in 2001, following the falling-rate environment, yet lagging relative to the Company's liabilities. The Company's net interest spread in 2002 also benefited from the repayment of all remaining recourse debt outstanding.

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

         The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

--------------------------------------------------------------------------------------------------------------------
                                            2002 to 2001                               2001 to 2000
--------------------------------------------------------------------------------------------------------------------
                                  Rate         Volume         Total          Rate         Volume         Total
--------------------------------------------------------------------------------------------------------------------

Collateral for                  $   (7,333)   $  (38,459)    $  (45,792)   $   (8,028)   $  (48,417)   $  (56,445)
collateralized bonds
Other investments                   (3,500)       (2,475)        (5,975)         (633)        1,461           828
Securities                             691          (513)           178         1,199        (3,946)       (2,747)
Loans                                 (810)          521           (289)        6,096       (16,132)      (10,036)
--------------------------------------------------------------------------------------------------------------------

Total interest income              (10,952)      (40,926)       (51,878)       (1,366)      (67,034)      (68,400)
--------------------------------------------------------------------------------------------------------------------

Non-recourse debt                  (17,564)      (24,909)       (42,473)      (26,842)      (38,311)      (65,153)
Recourse debt                         (682)       (4,144)        (4,826)       (1,120)      (13,470)      (14,590)
--------------------------------------------------------------------------------------------------------------------

Total interest expense             (18,246)      (29,053)       (47,299)      (27,962)      (51,781)      (79,743)
--------------------------------------------------------------------------------------------------------------------

Net margin on portfolio         $    7,294    $  (11,873)    $   (4,579)   $   26,596    $  (15,253)   $   11,343
--------------------------------------------------------------------------------------------------------------------

Note:The change in interest  income and interest  expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table excludes non-interest related collateralized bond expense, other interest expense and provision for credit losses.

Interest Income and Interest-Earning Assets

         Approximately $1.6 billion of the investment portfolio as of December 31, 2002, or 76%, is comprised of loans or securities that pay a fixed-rate of interest. Also at December 31, 2002, approximately $515 million, or 24%, is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 73% of the adjustable-rate mortgage (ARM) loans underlying the collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 14% are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and ARM and fixed mortgage securities by type of underlying loan as of December 31, 2002, December 31, 2001 and December 31, 2000. The percentage of fixed-rate loans to all loans increased from 72% at December 31, 2001, to 76% at December 31, 2002, as most of the prepayments in the Company's investment portfolio have occurred in the single-family ARM portion. The table below excludes various investments in the Company's portfolio, including securities such as derivative and residual securities and other securities, and non-securitized investments including other investments and loans. Most of these excluded investments would be considered fixed-rate, and amounted to approximately $69.0 million at December 31, 2002.

                      Investment Portfolio Composition (1)
                                 ($ in millions)

------------------ ------------------ -------------------- --------------------- --------------- ---------------

                                                           Other Indices Based
                    LIBOR Based ARM   CMT Based ARM Loans       ARM Loans          Fixed-Rate
  December 31,           Loans                                                       Loans           Total
------------------ ------------------ -------------------- --------------------- --------------- ---------------
      2000              $758.6              $309.9                $97.4             $1,926.3        $3,092.2
      2001              $472.4              $144.6                $73.6             $1,765.8        $2,456.4
      2002              $384.6               $73.2                $57.0             $1,647.0        $2,161.8
------------------ ------------------ -------------------- --------------------- --------------- ---------------

   (1) Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed securities.

         The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, premiums, net of discounts on the collateral for collateralized bonds and securities at December 31, 2002 were $16.2 million, or approximately 0.75% of the aggregate balance of the related investments. Approximately $23.0 million of this net premium relates to multifamily and commercial mortgage loans, with a principal balance of $778.6 million at December 31, 2002, and have prepayment lockouts or yield maintenance provisions generally at least through 2007. The remaining net discount of $6.8 million relates principally to discounts on manufactured housing loans and securities. Amortization expense as a percentage of principal pay-downs increased to 1.45% for the year ended December 31, 2002 from 1.37% in 2001 as the Company experienced higher prepayment activity during 2002 on its securitized single-family loan portfolio which it owns above par, and higher prepayment activity for manufactured housing loans (generally as a result of increased defaults) owned at a discount. The principal repayment rate (indicated in the table below as "CPR Annualized Rate") was 19% for the year ended December 31, 2002. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans.

                Net Premium Basis and Amortization on Investments
                                 ($ in millions)

-----------------------------------------------------------------------------------------------------
                                                                                      Amortization
                          Net                       CPR Annualized                   Expense as a %
                       Remaining    Amortization         Rate          Principal      of Principal
                        Premium        Expense                          Paydowns        Paydowns
-----------------------------------------------------------------------------------------------------
        2000             $30.1          $8.1             20%             $523.0           1.55%
        2001             $22.4          $8.2             24%             $600.8           1.37%
        2002             $16.2          $6.1             19%             $417.9           1.45%
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

         The following table summarizes the aggregate principal amount of collateral for collateralized bonds and ARM and fixed-rate mortgage pass-through securities outstanding; the direct credit exposure retained by the Company (represented by the amount of over-collateralization pledged and subordinated securities owned by the Company), net of the credit reserves and discounts maintained by the Company for such exposure; and the actual credit losses incurred for each year. For 2001 and 2002, the table includes any subordinated security retained by the Company, whereas in 2000 the table included only subordinated securities rated below "BBB" by one of the nationally recognized rating agencies. The Company's credit exposure, net of credit reserves, has declined from 2000 as the result of actual credit losses, and for 2002, due to the call and resecuritization of certain collateral for collateralized bonds in April 2002. The Company was able to reduce the amount of over-collateralization pledged when the collateral was resecuritized.

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

                    Credit Reserves And Actual Credit Losses
                                 ($ in millions)

---------------------------------------------------------------------------------------------------------
                                          Credit Exposure,       Actual       Credit Exposure, Net of
                      Outstanding Loan      Net of Credit        Credit          Credit Reserves to
                     Principal Balance        Reserves           Losses       Outstanding Loan Balance
---------------------------------------------------------------------------------------------------------
       2000               $3,245.3             $186.6            $26.6                 5.75%
       2001               $2,588.4             $153.5            $32.6                 5.93%
       2002               $2,246.9              $91.8            $26.7                 4.09%
---------------------------------------------------------------------------------------------------------


         The  following   table   summarizes   single  family   mortgage   loan,
manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those structures in which Dynex has retained a portion of the direct credit risk included in the table above. The delinquencies as a percentage of the outstanding collateral increased to 2.71% at December 31, 2002, from 1.78% at December 31, 2001, primarily from increasing delinquencies in the Company's manufactured housing loan and commercial mortgage loan portfolios and a declining overall outstanding collateral balance as a result of prepayments. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of December 31, 2002, management believes the level of credit reserves is sufficient to cover any losses that may occur as a result of current delinquencies presented in the table below.

                             Delinquency Statistics

-----------------------------------------------------------------------------------------------------
                            60 to 89 days            90 days and over
     December 31,             delinquent              delinquent (1)                 Total
-----------------------------------------------------------------------------------------------------
         2000                   0.37%                     1.59%                      1.96%
         2001                   0.28%                     1.50%                      1.78%
         2002                   0.64%                     2.07%                      2.71%
-----------------------------------------------------------------------------------------------------


       (1) Includes foreclosures, repossessions and REO.

General and Administrative Expense

         The following tables present a breakdown of general and administrative expense by business unit.

------------------------ --------------------------- ------------------------
           Servicing        Corporate/Investment              Total
                            Portfolio Management
------------------------ --------------------------- ------------------------
 2001      $3,718.1               $6,807.8                  $10,525.9
 2002      $4,274.0               $5,218.7                  $ 9,492.7
------------------------ --------------------------- ------------------------

         General and administrative expense decreased $1.0 million from $10.5 million in 2001 to $9.5 million in 2002. General and administrative expenses for servicing has increased as the Company has increased staffing in connection with collection of delinquent property tax receivables, while Corporate/Investment Portfolio Management expenses have declined as a result of reductions in staff and declining litigation expenses. Litigation expenses incurred in 2002 amount to $1.4 million versus $2.7 million in 2001.

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Effective January 1, 2003, SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This SFAS applies to activities that are initiated after December 31, 2002. The Company does not believe the adoption of SFAS No. 146 will have a significant impact on the financial position, results of operations or cash flows of the Company.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." With the exception of transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, the carrying amount of an unidentifiable intangible asset shall continue to be amortized as required in SFAS No. 72, unless the transaction to which that asset arose was a business combination. In that case, the carrying amount of that asset is to be reclassified to goodwill as of the later of the date of acquisition or the date SFAS No. 142 is applied in its entirety. Thus, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. Also, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions. The effective date for this provision is on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 has not had an impact on the financial position, results of operations, or cash flows of the Company.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Effective after December 15, 2003, this Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet assessed the impact of this statement on its financial position or results of operations.

         On November 25, 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The disclosure provisions have been implemented and no disclosures were required at year-end 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN No. 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN 45 in 2003 has not and is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company's results of operations, cash flows or financial position.


                         LIQUIDITY AND CAPITAL RESOURCES

          The Company has historically financed its operations from a variety of sources. These sources have included cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments. In addition, while the Company was operating actively originating loans for its investment portfolio, the Company funded these operations through short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of collateralized bonds). Since 1999, the Company has focused on substantially reducing its recourse debt and minimizing its capital requirements. Effective July 15, 2002, with the repayment in full of its July 2002 Senior Notes, the Company has repaid all remaining outstanding recourse debt. Furthermore, the Company's investment portfolio continues to provide positive cash flow, which can be utilized by the Company for reinvestment or other purposes. Should the Company's future operations require access to sources of capital such as lines of credit and repurchase agreements, the Company believes that it would be able to access such sources.

         The Company's cash flow from its investment portfolio for the year and quarter ended December 31, 2002 was approximately $76 million and $13 million, respectively. Such cash flow is after payment of principal and interest on the associated collateralized bonds (i.e., non-recourse debt) outstanding. From the cash flow on its investment portfolio, the Company funds its operating overhead costs, including the servicing of its delinquent property tax receivables, and repays any remaining recourse debt. Excluding any cash flow derived from the sale or re-securitization of assets, and assuming that short-term interest rates remain stable, the Company anticipates that the cash flow from its investment portfolio will decline in 2003 versus 2002 as the investment portfolio continues to pay down. The Company anticipates, however, that it will have sufficient cash flow from its investment portfolio to meet all of its obligations on both a short-term and long-term basis.

         In February 2003, the Company completed a partial tender offer for shares of its Series A, Series B and Series C Preferred Stock. The Company purchased for cash 188,940 shares of its Series A Preferred Stock, 272,977 shares of its Series B Preferred Stock and 268,792 shares of its Series C Preferred Stock for a total cash payment of $19.3 million. In addition, the Company exchanged 9.50% Senior Notes totaling $32.1 million, due February 28, 2005, for an additional 309,503 shares of Series A Preferred Stock, 417,541 shares of Series B Preferred Stock and 429,847 shares of Series C Preferred Stock. The Company utilized cash flow generated from its investment portfolio to fund the cash portion of the tender offer.

Recourse Debt

         During 2002, the Company repaid all of its remaining outstanding recourse debt. The table below sets forth the recourse debt and recourse debt to equity ratio of the Company as of December 31, 2002, 2001, and 2000.


                               Total Recourse Debt
                                 ($ in millions)

--------------------------------------------------------------------------------
                              Total Recourse Debt,         Total Recourse
       December 31,          Net of Issuance Costs      Debt to Equity Ratio
--------------------------------------------------------------------------------
           2000                      $134.2                     85%
           2001                       58.1                      34%
           2002                        -                        -%
-------------------------------------------------------------------------------

         As a result of the amendment to the indenture governing the Senior Notes entered into in March 2001 and a settlement agreement entered into in October 2001 by and between the Company and ACA Financial Guaranty Corporation
(ACA) as a result of an action which ACA brought against the Company in the United States District Court for the Southern District of New York (the amendment to the indenture and the settlement agreement, collectively the "Senior Note Agreements"), the Company was required to call and re-securitize certain of its existing collateralized bond and securities for which it owned the call rights by April 30, 2002, and if such re-securitization was not completed, to sell certain other securities. If the Company had failed to close the re-securitization by April 30, 2002 and sell certain securities by May 31, 2002, ACA had the right, at its option, to cause the sale of certain securities owned by the Company pursuant to a durable power of attorney granted to it by the Company. As the Company met all such obligations, ACA was prevented from acting upon the durable power of attorney. The durable power of attorney terminated in July 2002.

         In February 2003, in connection with a tender offer on the Company's preferred stock, the Company issued the February 2005 Notes in the amount of $32.1 million. The February 2005 Notes bear interest at a rate of 9.50%, and are payable in quarterly installments until their final maturity of February 28, 2005.

Non-recourse Debt

         The Company, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to the Company. Collateral for collateralized bonds is not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At December 31, 2002, the Company had $2.0 billion of collateralized bonds outstanding.

                Summary of Selected Quarterly Results (unaudited)
                    (amounts in thousands except share data)

----------------------------------------------------- --------------- --------------- ---------------- ---------------
                                                          First       Second Quarter   Third Quarter   Fourth Quarter
            Year ended December 31, 2002                 Quarter
----------------------------------------------------- --------------- --------------- ---------------- ---------------

Operating results:
Total revenues                                           $ 42,940        $ 44,968        $ 42,321         $ 40,655
Net interest margin                                         3,857           7,013           5,432           (1,116)
Income (loss) before extraordinary items                      104             937          (3,254)         (12,852)
Net income (loss)                                             481             398          (2,862)         (12,861)
Basic & diluted loss per common share before
extraordinary item                                        (0.21)          (0.13)          (0.52)           (1.40)
Basic & diluted loss per common share                     (0.18)          (0.18)          (0.48)           (1.40)
Cash dividends declared per common share                    -               -                -               -
----------------------------------------------------- --------------- --------------- ---------------- ---------------

Average interest-earning assets                         2,385,865       2,437,214        2,316,094       2,221,003
Average borrowed funds                                  2,243,081       2,280,447        2,145,200       2,045,480
----------------------------------------------------- --------------- --------------- ---------------- ---------------

Net interest spread on interest-earning assets            1.42%           1.76%            1.57%           1.62%
Average asset yield                                       7.20%           7.38%            7.29%           7.34%
Net yield on average interest-earning assets (1)          1.77%           2.12%            1.99%           2.07%
Cost of funds                                             5.96%           5.74%            5.87%           5.78%
----------------------------------------------------- --------------- --------------- ---------------- ---------------


----------------------------------------------------- --------------- --------------- ---------------- ---------------
                                                          First       Second Quarter   Third Quarter   Fourth Quarter
            Year ended December 31, 2001                 Quarter
----------------------------------------------------- --------------- --------------- ---------------- ---------------

Operating results:
Total revenues                                           $ 63,505        $ 58,487        $ 52,395         $ 48,373
Net interest margin                                         5,624           8,194           1,231           13,361
Income (loss) before extraordinary items                    9,378           2,199          (3,254)         (11,161)
Net income (loss)                                          11,650           2,772          (7,483)         (10,024)
Basic & diluted income (loss) per common share
before extraordinary item                                  0.54            1.11           (0.81)           (0.69)
Basic and diluted net income (loss) per common share       0.74            1.16           (0.90)           (0.59)
Cash dividends declared per common share                    -               -                -               -
----------------------------------------------------- --------------- --------------- ---------------- ---------------

Average interest-earning assets                         3,168,001       2,976,415        2,778,377       2,634,014
Average borrowed funds                                  2,911,595       2,731,636        2,595,238       2,389,154
----------------------------------------------------- --------------- --------------- ---------------- ---------------

Net interest spread on interest-earning assets            0.87%           1.34%            1.39%           1.50%
Average asset yield                                       8.03%           7.85%            7.54%           7.35%
Net yield on average interest-earning assets (1)          1.45%           1.84%            1.80%           2.05%
Cost of funds                                             7.29%           6.66%            6.25%           5.95%
----------------------------------------------------- --------------- --------------- ---------------- ---------------

  (1) Computed as net interest margin excluding non-interest collateralized bond expenses

         Changes in quarterly average interest earning assets from those previously reported in each respective Quarterly Report on Form 10-Q, result primarily from the exclusion from the average interest earning assets of non-accrual assets.

         The Company purchased and extinguished $11.7 million of its July 2002 Senior Notes at a net discount of 3% during 2002, resulting in an extraordinary gain of $0.4 million. This was partially offset by a net extraordinary loss of $0.2 million associated with the extinguishment of debt for several securities.

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

         Interest Rate Fluctuations. The Company's income depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently pledged as collateral for collateralized bonds by the Company are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse debt, approximately $254 million of which is variable rate. In addition, a significant amount of the investments held by the Company is adjustable-rate collateral for collateralized bonds. These investments are financed through non-recourse long-term collateralized bonds. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps; the related borrowing have no delayed resets or such interest rate caps.

         Defaults. Defaults by borrowers on loans retained by the Company may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company. The allowance for losses is calculated on the basis of historical experience and management's best estimates. Actual default rates or loss severity may differ from the Company's estimate as a result of economic conditions. In particular, the default rate and loss severity on the Company's portfolio of manufactured housing loans has been higher than initially estimated. Actual defaults on ARM loans may increase during a rising interest rate environment. The Company believes that its reserves are adequate for such risks on loans that were delinquent as of December 31, 2002.

         Third-party Servicers. Third-party servicers service the majority of the Company's investment portfolio. To the extent that these servicers are financially impaired, the performance of the Company's investment portfolio may deteriorate, and defaults and credit losses may be greater than estimated. In addition, third-party servicers are generally obligated to advance scheduled principal and interest on a loan if such loan is securitized, and to the extent the third-party servicer fails to make this advance, the Company may be required to make the advance.

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

         Depository Institution Strategy. The Company intends to continue to explore the formation or acquisition of a depository institution. However, the pursuit of this strategy is subject to the outcome of the Company's investigation. No business plan has been prepared for such strategy. Therefore, any forward-looking statement made is subject to the outcome of a variety of factors that are unknown at this time.

         Competition. The financial services industry is a highly competitive market. Increased competition in the market has adversely affected the Company, and may continue to do so.

         Regulatory Changes. The Company's businesses as of December 31, 2002 are not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables.

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

         The Company focuses on the sensitivity of its cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its net interest margin cash flow for the next twenty-four months assuming interest rates over such time period follow the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of December 31, 2002. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow.

         The following table summarizes the Company's net interest margin cash flow sensitivity analysis as of December 31, 2002. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a parallel shift in interest rates, as discussed above. Other investments are excluded from this analysis because they are not interest rate sensitive. The "Base" case represents the interest rate environment as it existed as of December 31, 2002. At December 31, 2002, One-month LIBOR and Six-month LIBOR were both 1.38%. The analysis is heavily dependent upon the assumptions used in the model. The "Base" case model uses estimates of appropriate prepayment rates and credit loss assumptions. Prepayment rate assumptions used were generally at a "constant prepayment rate," or CPR, ranging from 26%-50%, for collateral for collateralized bonds consisting of single-family mortgage loans and securities, and a CPR equivalent ranging from 11% - 12% for collateral for collateralized bonds consisting of manufactured housing loans and securities collateral. Commercial mortgage loan collateral was generally assumed to repay in accordance with their contractual terms. The loss assumptions utilized vary for each series of collateral for collateralized bonds, depending on the collateral pledged.

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

                                               % Change in Net
         Basis Point                           Interest Margin
     Increase (Decrease)                        Cash Flow From
      in Interest Rates                           Base Case
------------------------------            ---------------------------
            +200                                   (10.3)%
            +100                                    (5.1)%
            Base
            -100                                     6.6%
            -200                                    14.2%

         Approximately $515 million of the Company's investment portfolio as of December 31, 2002 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 73% and 14% of the ARM loans underlying the Company's collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

         Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the collateral for collateralized bonds relative to the rate resets on the associated borrowings and (ii) rate resets on the ARM loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As short-term interest rates stabilize and the ARM loans reset, the net interest margin may be restored to its former level as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap, cap or floor agreements, to the extent that the Company has entered into such agreements.

         The remaining portion of the Company's investment portfolio as of December 31, 2002, approximately $1.7 billion, is comprised of loans or securities that have coupon rates that are fixed. The Company has substantially limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds which approximated $1.2 billion as of December 31, 2002, and (ii) equity, which was $223.4 million. Overall, the Company's interest rate risk is related both to the rate of change in short term interest rates, and to the level of short-term interest rates.

         In addition, the Company has entered into an interest rate swap to mitigate its interest rate risk exposure on $100 million in notional value of its variable rate bonds. The swap agreement has been constructed such that the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on one month LIBOR on the same notional amount. The impact on cash flows from the interest rate swap has been included in the table above for each of the respective interest-rate scenarios. An additional approximate $67 million of floating-rate liabilities are being converted to a fixed rate through an amortizing synthetic swap created by the short sale of a string of Eurodollar futures contract in October, 2002. The synthetic swap has an estimated duration of 1.5 years. As of December 31, 2002, the weighted-average fixed rate cost of the synthetic swap to the Company is 2.5%.

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

         In March 2003, Mr. Thomas H. Potts resigned as Chairman of the Board. Mr. Eric P. Von der Porten was elected to serve as Chairman of the Board until the next Annual Meeting of Stockholders.

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

         As required by Rule 13a-15 under the Exchange Act, within 90 days prior to the filing date of this annual report (the "Evaluation Date"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's management, as appropriate, to allow timely decisions regarding required disclosures.

         (b) Changes in internal controls.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-k

         (a) Documents filed as part of this report:

             1. and 2.         Financial Statements

                           The information required by this section of Item 15 is set forth in the Consolidated Financial Statements and Independent Auditors' Report beginning at page F-1 of this Form 10-K. The index to the Financial Statements and Schedule is set forth at page F-2 of this Form 10-K.

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

                        3.12         Amendments to the Bylaws of the Company (filed herewith)

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

                                  DYNEX CAPITAL, INC.
                                  (Registrant)



March 31, 2003                    /s/ Stephen J. Benedetti
                                  ----------------------------------------------
                                  Stephen J. Benedetti, Executive Vice President
                                  (Principal Executive Officer)


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                              Capacity                       Date



                                                       Director                       March 31, 2003
/s/ J. Sidney Davenport, IV
J. Sidney Davenport, IV



/s/ Leon A. Felman                                     Director                       March 31, 2003
-------------------------------------------------
Leon A. Felman



/s/ Barry Igdaloff                                     Director                       March 31, 2003
-------------------------------------------------
Barry Igdaloff


/s/ Thomas H. Potts
Thomas H. Potts                                        Director                       March 31, 2003



/s/ Barry S. Shein                                     Director                       March 31, 2003
-------------------------------------------------
Barry S. Shein



/s/ Donald B. Vaden                                    Director                       March 31, 2003
-------------------------------------------------
Donald B. Vaden



/s/ Eric P. Von der Porten                             Director                       March 31, 2003
-------------------------------------------------
Eric P. Von der Porten

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Benedetti, certify that:

     1.  I have reviewed this annual report on Form 10-K of Dynex Capital, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March 31, 2003           /s/ Stephen J. Benedetti
                              --------------------------------------------------
                              Stephen J. Benedetti
                              Principal Executive Officer

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Benedetti, certify that:

     1.  I have reviewed this annual report on Form 10-K of Dynex Capital, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March 31, 2003         /s/ Stephen J. Benedetti
                            ----------------------------------------------------
                            Stephen J. Benedetti
                            Chief Financial Officer

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Dynex Capital, Inc. (the "Company") on Form 10-K for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen
J. Benedetti, the Principal Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  March 31, 2003                /s/ Stephen J. Benedetti
                                   ---------------------------------------------
                                   Stephen J. Benedetti
                                   Principal Executive Officer

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Dynex Capital, Inc. (the "Company") on Form 10-K for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen
J. Benedetti, the Principal Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

  (1) The Report fully complies with the requirements of Section
      13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  March 31, 2003              /s/ Stephen J. Benedetti
                                 -----------------------------------------------
                                 Stephen J. Benedetti
                                 Chief Financial Officer

                               DYNEX CAPITAL, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                          INDEPENDENT AUDITORS' REPORT

                           For Inclusion in Form 10-K

                            Annual Report Filed with

                       Securities and Exchange Commission

                                December 31, 2002

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Financial Statements:
                                                                                             Page
         Independent Auditors' Report for the Years Ended
           December 31, 2002, 2001, and 2000..................................................F-3
         Consolidated Balance Sheets
           December 31, 2002 and 2001.........................................................F-4
         Consolidated Statements of Operations -- Years ended
           December 31, 2002, 2001 and 2000...................................................F-5
         Consolidated Statements of Shareholders' Equity -- Years ended
           December 31, 2002, 2001 and 2000...................................................F-6
         Consolidated Statements of Cash Flows -- Years ended
           December 31, 2002, 2001 and 2000...................................................F-7
         Notes to Consolidated Financial Statements --
           December 31, 2002, 2001, and 2000..................................................F-8

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Dynex Capital, Inc.


We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dynex Capital, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP


Richmond, Virginia
March 20, 2003

CONSOLIDATED BALANCE SHEETS
DYNEX CAPITAL, INC.
December 31, 2002 and 2001
(amounts in thousands except share data)

                                                                                         2002                 2001
                                                                                 ------------------    -----------------
      ASSETS
      Cash and cash equivalents (including restricted cash of $165 and $4,334,
         respectively)                                                           $       15,242        $      11,463
      Other assets                                                                        4,747                8,817
                                                                                 ------------------    -----------------
                                                                                         19,989               20,280
      Investments:
          Collateral for collateralized bonds                                         2,148,497            2,473,203
          Other investments                                                              54,322               63,553
          Securities                                                                      6,208                9,037
          Loans                                                                           9,288                3,786
                                                                                 ------------------    -----------------
                                                                                      2,218,315            2,549,579
                                                                                 ------------------    -----------------
                                                                                 $    2,238,304        $   2,569,859
                                                                                 ==================    =================

      LIABILITIES AND SHAREHOLDERS' EQUITY
      LIABILITIES
      Non-recourse debt - collateralized bonds                                   $    2,013,271        $   2,264,213
      Recourse debt                                                                           -               58,134
                                                                                 --------------        -------------
                                                                                      2,013,271            2,322,347

      Accrued interest payable                                                                -                2,099
      Accrued expenses and other liabilities                                              1,612                3,303
                                                                                 --------------     -----------------
                                                                                      2,014,883            2,327,749
                                                                                 --------------     -----------------

      Commitments and Contingencies (Note 16)                                                 -                    -

      SHAREHOLDERS' EQUITY
      Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
           9.75% Cumulative Convertible Series A,
              992,038 issued and outstanding                                             22,658               22,658
              ($31,353 and $29,322 aggregate liquidation preference,
              respectively)
           9.55% Cumulative Convertible Series B,
              1,378,707 and 1,378,807 issued and outstanding, respectively               32,273               32,275
              ($44,263 and $41,443 aggregate liquidation preference,
              respectively)
           9.73% Cumulative Convertible Series C,
              1,383,532 issued and outstanding                                           39,655               39,655
              ($54,634 and $51,101 aggregate liquidation preference,
              respectively)
      Common stock, par value $.01 per share,
         100,000,000 shares authorized,
              10,873,903 and 10,873,853 issued and outstanding, respectively                109                  109
      Additional paid-in capital                                                        364,743              364,740
      Accumulated other comprehensive loss                                             (17,472)             (14,825)
      Accumulated deficit                                                             (218,545)            (202,502)
                                                                                 ------------------    -----------------
                                                                                        223,421              242,110
                                                                                 ------------------    -----------------
                                                                                 $    2,238,304        $   2,569,859
                                                                                 ==================    =================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
DYNEX CAPITAL, INC.

Years ended December 31, 2002, 2001 and 2000
(amounts in thousands except share data)

                                                         2002                   2001                  2000
                                                  --------------------  ---------------------  --------------------
Interest income:
   Collateral for collateralized bonds            $        169,227      $         215,018      $        271,463
   Other investments                                           189                  6,164                 5,336
   Securities                                                1,026                    848                 3,595
   Loans                                                       441                    730                10,766
                                                  --------------------  ---------------------  --------------------
                                                           170,883                222,760               291,160
                                                  --------------------  ---------------------  --------------------

Interest and related expense:
   Non-recourse debt                                       124,996                167,098               232,916
   Recourse debt                                             2,132                  6,975                21,595
   Other                                                        86                    605                 5,162
                                                  --------------------  ---------------------  --------------------
                                                           127,214                174,678               259,673
                                                  --------------------  ---------------------  --------------------

Net interest margin before provision for losses             43,669                 48,082                31,487
Provision for losses                                       (28,483)               (19,672)              (29,110)
                                                  --------------------  ---------------------  --------------------
Net interest margin                                         15,186                 28,410                 2,377

Net loss on sales, impairment charges and
   litigation                                              (18,299)               (20,954)              (84,039)
Equity in net loss of Dynex Holding, Inc.                        -                      -                (1,061)
Trading losses                                              (3,307)                (3,091)                    -
Other income (expense)                                         848                    104                  (428)
General and administrative expenses                         (9,493)               (10,526)               (8,712)
                                                  --------------------  ---------------------  --------------------
Loss before extraordinary item                             (15,065)                (6,057)              (91,863)

Extraordinary item - gain on extinguishment
   of debt                                                     221                  2,972                     -
                                                  --------------------     ------------------    ------------------
Net loss                                                   (14,844)                (3,085)              (91,863)
Preferred stock (charges) benefits                          (9,586)                7,717                (12,911)
                                                  --------------------  ---------------------  --------------------
Net (loss) income applicable to common
   shareholders                                   $        (24,430)    $           4,632      $        (104,774)
                                                  ====================  =====================  ====================

(Loss) income per common share before
  extraordinary item:
Basic and diluted                                  $    (2.27)           $       0.15          $      (9.15)
                                                  ====================  =====================  ====================

Net (loss) income per common share :
Basic and diluted                                  $    (2.25)           $       0.41          $      (9.15)
                                                  ====================  =====================  ====================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
DYNEX CAPITAL, INC.

                 Years ended December 31, 2002, 2001, and 2000
(amounts in thousands except share data)

========================================================================================================================
                                                                             Accumulated       Retained
                                                             Additional         Other          Earnings
                                     Preferred    Common       Paid-in      Comprehensive    (Accumulated
                                       Stock       Stock       Capital      (Loss) Income      Deficit)        Total
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999           $127,408        $114    $351,995      $(23,301)        $(105,939)       $350,277
Comprehensive loss:
Net loss - 2000                               -           -           -             -           (91,863)        (91,863)
Change in net unrealized loss on
investments classified as
available for sale during the                 -           -           -       (20,962)                -         (20,962)
period
                                                                                                            ------------
Total comprehensive loss                                                                                       (112,825)

Issuance of common stock                      -           -           4             -                 -               4

                                    ------------------------------------------------------------------------------------
Balance at December 31, 2000            127,408         114     351,999       (44,263)         (197,802)        237,456

Comprehensive loss:
Net loss - 2001                               -           -           -             -            (3,085)         (3,085)
Change in net unrealized loss on
investments classified as
available for sale during the                 -           -           -        29,438                 -          29,438
period
                                                                                                            ------------
Total comprehensive income                                                                                       26,353

Repurchase of preferred stock           (32,820)          -      12,735             -                 -         (20,085)
Dividends on preferred stock                  -           -           -             -            (1,615)         (1,615)
Retirement of common stock                    -          (5)          6             -                 -               1

                                    ------------------------------------------------------------------------------------
Balance at December 31, 2001             94,588         109     364,740       (14,825)         (202,502)        242,110

Comprehensive loss:
Net loss - 2002                               -           -           -             -           (14,844)        (14,844)
Change in net unrealized loss on:
   Investments classified as
   available for sale during the              -           -           -         1,784                 -           1,784
   period
   Hedge Instruments                          -           -           -        (4,431)                -          (4,431)
                                                                                                            ------------
Total comprehensive income                    -           -           -                               -         (17,491)

Conversion of preferred to common
  stock                                      (2)          -           3             -                 -               1
Dividends on preferred stock                  -           -           -             -            (1,199)         (1,199)

                                    ------------------------------------------------------------------------------------
Balance at December 31, 2002            $94,586        $109    $364,743      $(17,472)        $(218,545)       $223,421
========================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DYNEX CAPITAL, INC.

Years ended December 31, 2002, 2001 and 2000
(amounts in thousands except share data)

                                                                        2002             2001             2000
                                                                   ---------------- ---------------- ----------------
Operating activities:
Net loss                                                              $  (14,844)     $   (3,085)      $  (91,863)
Adjustments to reconcile net loss to cash provided
    by operating activities:
Provision for losses                                                      28,483           19,672           29,110
Net loss on sales, impairment charges and litigation                      18,299           20,954           84,039
Equity in net loss of Dynex Holding, Inc.                                      -                -              680
Extraordinary item - gain on extinguishment of debt                         (221)          (2,972)               -
Amortization and depreciation                                              6,446           12,278           16,117
Decrease in accrued interest receivable                                    2,668            4,028            2,132
(Payment) receipt of litigation settlements                                 (863)           7,095          (20,000)
(Decrease) increase in accrued interest payable                           (3,090)          (1,209)             780
Decrease in restricted cash                                                4,169           18,954            8,014
Net change in other assets and other liabilities                          (3,793)          (3,345)          (5,629)
                                                                   ---------------- ---------------- ----------------
Net cash and cash equivalents provided by operating activities            37,254           72,370           23,380
                                                                   ---------------- ---------------- ----------------

Investing activities:

Principal payments on collateral                                         417,200          595,822          521,355
Net (increase) decrease in funds held by trustee                            (269)             125              774
Net (increase) decrease in loans                                          (2,323)           9,622          198,785
Purchase of securities and other investments                            (150,928)          (7,865)          (9,476)
Payments received on securities and other investments                     19,320           15,609           24,891
Proceeds from sales of securities and other investments                    2,191            3,662           24,579
Payments for sale of tax-exempt bond obligations                               -                -          (30,284)
Investment in and advances to Dynex Holding, Inc.                              -                -            4,134
Proceeds from sale of loan production operations                               -            8,820            9,500
Capital expenditures                                                        (175)            (109)             (92)
                                                                   ---------------- ---------------- ----------------
Net cash and cash equivalents provided by investing activities           285,016          625,686          744,166
                                                                   ---------------- ---------------- ----------------

Financing activities:

Proceeds from issuance of bonds                                          172,898          507,586          140,724
Principal payments on bonds                                             (428,027)      (1,107,247)        (524,040)
Repayment of  recourse debt borrowings, net                              (57,994)         (73,050)        (403,880)
Net proceeds from issuance of stock                                            -                -                4
Retirement of  preferred stock                                                 -          (20,084)               -
Dividends paid                                                            (1,199)          (1,617)               -
                                                                   ---------------- ---------------- ----------------
Net cash and cash equivalents used for financing activities             (314,322)        (694,412)        (787,192)
                                                                   ---------------- ---------------- ----------------

Net increase (decrease) in cash and cash equivalents                       7,948            3,644          (19,646)
Cash and cash equivalents (excluding restricted cash) at
   beginning of period                                                     7,129            3,485           23,131
                                                                   ---------------- ---------------- ----------------
Cash and cash equivalents (excluding restricted cash) at end of       $   15,077       $    7,129       $    3,485
period
Restricted cash                                                              165            4,334           23,288
                                                                   ---------------- ---------------- ----------------
Total cash and cash equivalents                                       $   15,242       $   11,463       $   26,773
                                                                   ================ ================ ================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

December 31, 2002, 2001, and 2000
(amounts in thousands except share data)

NOTE 1 - BASIS OF PRESENTATION

Basis of Presentation

         The consolidated financial statements include the accounts of Dynex Capital, Inc., its qualified real estate investment trust ("REIT") subsidiaries and taxable REIT subsidiary (together, the "Company"). Prior to December 31, 2000, the Company operated the majority of its lending and servicing activities out of a taxable affiliate, Dynex Holding, Inc. (DHI), in which the Company owned 100% of the preferred stock outstanding. As the Company owned only non-voting preferred stock, DHI and its subsidiaries were not consolidated for financial reporting or tax purposes, but were accounted for in the Company's financial statements using the equity method. In November 2000, certain subsidiaries of DHI were sold to the Company, and on December 31, 2000, DHI was liquidated in a taxable transaction into the Company. As a result of the liquidation, effectively all of the assets and liabilities of DHI were transferred to the Company as of December 31, 2000. All significant inter-company balances and transactions with the Company's consolidated subsidiaries have been eliminated in consolidation.

Reclassifications

         Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Federal Income Taxes

         The Company believes it has complied with the requirements for qualification as a REIT under the Internal Revenue Code (the "Code"). To the extent the Company qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders. The Company uses the calendar year for both tax and financial reporting purposes. There may be differences between taxable income and income computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. The Company's estimated taxable income for 2002, excluding net operating losses carried forward from prior years, was $5,491, comprised entirely of ordinary income.
Such amounts will be fully offset by tax loss carry-forwards of a similar amount. After utilizing the $5,491 the Company's remaining tax operating loss carry-forwards will be approximately $120,880. Included in the $5,491 in ordinary income is excess inclusion income of $1,376 which is required to be distributed by the Company by the time the Company files its consolidated income tax return in order to maintain its REIT status. The Company intends to make such distribution in accordance with the prescribed requirements.

Investments

         Pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify certain of its investments considered debt securities as either trading, available-for-sale or held-to-maturity. In certain instances the Company may reclassify investments from available-for-sale to held-to-maturity, but only when it has the intent and the ability to hold such investments to maturity. At the time of the reclassification, the carrying value of the investment is adjusted to its estimated fair market value with a corresponding adjustment to accumulated other comprehensive income. In accordance with SFAS No. 115, such adjustment is amortized as an adjustment to earnings on the associated investment using the effective yield method.

         Collateral for Collateralized Bonds. Collateral for collateralized bonds consists of collateral pledged to support the repayment of non-recourse collateralized bonds issued by the Company. Collateral for collateralized bonds includes loans and debt securities consisting of, or secured by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and commercial properties, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. Collateral for collateralized bonds in 2001 also included delinquent property tax receivables. Loans included in collateral for collateralized bonds are reported at amortized cost. An allowance has been established for expected losses on such loans. Debt securities included in collateral for collateralized bonds are considered available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income. Any decline in the fair value of these debt securities below their amortized cost that is deemed to be other than temporary is charged to earnings. The basis of any debt securities sold is computed using the specific identification method. Collateral for collateralized bonds can be sold only subject to the lien of the respective collateralized bond indenture, unless the related bonds have been redeemed.

         Other Investments. Other investments includes unsecuritized delinquent property tax receivables, securities backed by delinquent property tax receivables, and real estate owned. The unsecuritized delinquent property tax receivables are carried at amortized cost. Securities backed by delinquent property tax receivables are classified as held-to-maturity pursuant to the provisions of SFAS No. 115, and are carried at amortized cost. Other investments include real estate owned acquired through, or in lieu of foreclosure in connection with the servicing of the delinquent tax lien receivables portfolio. Such investments are considered held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the investments are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance related to real estate owned are included in other income (expense).

         Securities. Included in this balance are debt securities which are considered available-for-sale under SFAS No. 115 and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income. Also included in securities are debt securities which were reclassified as held-to-maturity and are carried at amortized cost. The basis of any debt securities sold is computed using the specific identification method.

         Loans. Loans are carried at amortized cost.

         Interest Income. Interest income is recognized when earned according to the terms of the underlying investment and when, in the opinion of management, it is collectible. For loans, the accrual of interest is discontinued when, in the opinion of management, the interest is not collectible in the normal course of business, when the loan is past due and when the primary servicer of the loan fails to advance the interest and/or principal due on the loan. For securities and other investments, the accrual of interest is discontinued when, in the opinion of management, it is possible that all amounts contractually due will not be collected. Loans are considered past due when the borrower fails to make a timely payment in accordance with the underlying loan agreement, inclusive of all applicable cure periods. All interest accrued but not collected for investments that are placed on non-accrual status or charged-off is reversed against interest income. Interest on these investments is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Investments are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Premiums and Discounts

         Premiums and discounts on investments and obligations are amortized into interest income or expense, respectively, over the life of the related investment or obligation using the effective yield method, or a method that approximates the effective yield method. Hedging basis adjustments on associated investments and obligations are included in premiums and discounts.


Deferred Issuance Costs

         Costs incurred in connection with the issuance of non-recourse debt and recourse debt are deferred and amortized over the estimated lives of their respective debt obligations using a method that approximates the effective yield method.

Derivative Financial Instruments

         On occasion the Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures ("Interest Rate Agreements") to manage its sensitivity to changes in interest rates. These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. At the inception of the hedge, these instruments are designated as either hedge positions or trading positions using criteria established in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

         For Interest Rate Agreements designated as cash flow hedges, the Company evaluates the effectiveness of these hedges against the financial instrument being hedged under various interest rate scenarios. The effective portion of the gain or loss on an Interest Rate Agreement designated as a cash flow hedge is reported in accumulated other comprehensive income, and the ineffective portion of such hedge is reported in income.

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

         For Interest Rate Agreements entered into for trading purposes, realized and unrealized changes in fair value of these instruments are recognized in the consolidated statements of operations as trading activities in the period in which the changes occur or when such trade instruments are settled. Amounts payable to or receivable from counter-parties, if any, are included on the consolidated balance sheets in other assets.

Cash - Restricted

         At December 31, 2002, cash in the amount of $165 was held in trust to cover losses on securities not otherwise covered by insurance. At December 31, 2001, $3,094 of cash, was held in trust to cover losses on securities not otherwise covered by insurance. In addition, at December 31, 2001, cash in the amount of $1,240 was held in a restricted account managed by the trustee of the July 2002 Senior Notes for purposes of repayment of principal and interest on the July 2002 Senior Notes at their maturity date. On July 15, 2002, the Company fully repaid the July 2002 Senior Notes, and all restricted cash previously held and related to the July 2002 Senior Notes was released to the Company.

Cash Equivalents

         The Company considers investments with original maturities of three months or less to be cash equivalents.

Net (Loss) Income Per Common Share

         Net (loss) income per common share is presented on both a basic net loss per common share and diluted net loss per common share basis. Diluted net loss per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights, using the treasury stock method, but only if these items are dilutive. The preferred stock is convertible into one share of common stock for two shares of preferred stock.

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

         Fair Value. The Company uses estimates in establishing fair value for its financial instruments. Estimates of fair value for financial instruments may be based on market prices provided by certain dealers. Estimates of fair value for certain other financial instruments are determined by calculating the present value of the projected cash flows of the instruments using appropriate discount rates, prepayment rates and credit loss assumptions. Collateral for collateralized bonds make up a significant portion of the Company's investments. The estimate of fair value for securities within collateral for collateralized bonds is determined by calculating the present value of the projected net cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions established by management. The discount rate used in the determination of fair value of the collateral for collateralized bonds was 16% at December 31, 2002 and 2001. The Company utilizes a discount rate of 16% in determining the fair value of its financial instruments when the Company's ownership interest in such financial instrument is generally represented by interests rated `BBB' or below, and generally concentrated in the overcollateralization or residual interest components. Prepayment rate assumptions at December 31, 2002 and 2001 were generally at a "constant prepayment rate," or CPR, ranging from 30%-45% for 2002, and 40%-60% for 2001, for collateral for collateralized bonds consisting of securities backed by single-family mortgage loans, and a CPR equivalent of 11% for 2002 and 10% for 2001, for collateral for collateralized bonds consisting of securities backed by manufactured housing loans CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary for each series of collateral for collateralized bonds, depending on the collateral pledged. The cash flows for the collateral for collateralized bonds were projected to the estimated date that the collateralized bond security could be called and retired by the Company if there is economic value to the Company in calling and retiring the collateralized bond security. Such call date is typically triggered on the earlier of a specified date or when the remaining collateralized bond security balance equals 35% of the original balance (the "Call Date"). The Company estimates anticipated market prices of the underlying collateral at the Call Date.

         As discussed in Note 5, the Company estimates the fair value of certain other investments as the present value of expected future cash flows, less costs to service such investments, discounted at a rate of 12%. The Company utilizes a discount rate of 12% in determining fair value of its financial instruments when the Company's ownership interest in such financial instrument includes a combination of investment grade and non-investment grade classes, on an actual rating or an implied rating basis.

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

         Allowance for Losses. The Company has credit risk on loans pledged as collateral for collateralized bonds in its investment portfolio. An allowance for losses has been estimated and established for current expected losses based on certain performance factors associated with the collateral, including current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of probable credit losses, using the above factors, as well as industry loss experience. Where loans are considered homogeneous, the allowance for losses are established and evaluated on a pool basis. Otherwise, the allowance for losses is established and evaluated on a loan-specific basis. Provisions made to increase the allowance related to credit risk are presented as provision for losses in the accompanying consolidated statements of operations. The Company's actual credit losses may differ from those estimates used to establish the allowance.

         Mortgage-related Securities. Income on certain mortgage-related securities is accrued using the effective yield method based upon estimates of future cash flows to be received over the estimated remaining lives of the related securities. Reductions in carrying value are made when the total projected cash flow is less than the Company's basis, based on either the dealers' prepayment assumptions or, if it would accelerate such adjustments, management's expectations of interest rates and future prepayment rates. In some cases, derivative securities may also be placed on non-accrual status.

Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation", the Company has elected to account for stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Stock options granted by the Company are in the form of Stock Appreciation Rights (SARs). The strike price of the SAR equals the market price of the Company's common stock at the time of the grant. Compensation expense is recorded to the extent that the market price of the common stock of the Company exceeds the strike price of the SARs. Compensation expense is adjusted from period-to-period as the market price of the common stock changes.

Securitization Transactions

         The Company follows the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in determining whether securitizations of financial instruments should be accounted for as a financing or as a sale transaction. The Company securitizes loans and securities by transferring these assets to a wholly-owned trust, and the trust issues non-recourse collateralized bonds pursuant to an indenture. Generally, the Company retains some form of control over the transferred assets, and/or the trust is not deemed to be a qualified special purposes entity. In instances where the trust is deemed not to be a qualified special purpose entity, the trust is included in the consolidated financial statements of the Company. For accounting and tax purposes, the loans and securities financed through the issuance of collateralized bonds are treated as assets of the Company, and the collateralized bonds are treated as debt of the Company. The Company may retain certain of the bonds issued by the trust, and the Company generally will transfer collateral in excess of the bonds issued. This excess is typically referred to as over-collateralization.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a significant impact on the financial position, results of operations or cash flows of the Company.

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Effective January 1, 2003, SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This SFAS applies to activities that are initiated after December 31, 2002. The Company does not believe the adoption of SFAS No. 146 will have a significant impact on the financial position, results of operations or cash flows of the Company.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." With the exception of transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, the carrying amount of an unidentifiable intangible asset shall continue to be amortized as required in SFAS No. 72, unless the transaction to which that asset arose was a business combination. In that case, the carrying amount of that asset is to be reclassified to goodwill as of the later of the date of acquisition or the date SFAS No. 142 is applied in its entirety. Thus, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. Also, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions. The effective date for this provision is on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 has not had an impact on the financial position, results of operations, or cash flows of the Company.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Effective after December 15, 2003, this Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet assessed the impact of this statement on its financial position or results of operations.

         On November 25, 2002, the FASB issued FASB  Interpretation  No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The disclosure provisions have been implemented and no disclosures were required at year-end 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN 45 in 2003 has not and is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

         In January  2003,  the FASB issued FIN 46,  "Consolidation  of Variable
Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's results of operations, cash flows or financial position.


NOTE 3 - SUBSEQUENT EVENTS

         On February 28, 2003, the Company completed a tender offer for shares of its Series A, Series B and Series C Preferred Stock. The Company purchased for cash 188,940 shares of its Series A Preferred Stock, 272,977 shares of its Series B Preferred Stock and 268,792 shares of its Series C Preferred Stock for a total cash payment of $19,286. In addition, the Company exchanged 9.50% Senior Notes totaling $32,079, due February 28, 2005, for an additional 309,503 shares of Series A Preferred Stock, 417,541 shares of Series B Preferred Stock and 429,847 shares of Series C Preferred Stock. The tender offer will result in a preferred stock benefit of $12,581 comprised of a premium paid to book value of $3,894 and the elimination of dividends-in-arrears of $16,475 for the shares tendered. In addition, until the Senior Notes have been fully repaid, the company is effectively prohibited from engaging in any future tender offers for its Preferred Stock and from making any distributions with respect to the Preferred Stock except as required for the Company to maintain its status as a real estate investment trust.

NOTE 4 - COLLATERAL FOR COLLATERALIZED BONDS

         The following table summarizes the components of collateral for collateralized bonds as of December 31, 2002 and 2001.

--------------------------------------------------------------------------------
                                           2002              2001
--------------------------------------------------------------------------------
Loans, at amortized cost              $      1,844,025  $      2,027,619
Allowance for loan losses                      (25,448)          (21,454)
--------------------------------------------------------------------------------
Loans, net                                   1,818,577         2,006,165
Debt securities, at fair value                 329,920           467,038
--------------------------------------------------------------------------------
                                      $      2,148,497  $      2,473,203

         The  following  table  summarizes  the  amortized  cost  basis,   gross
unrealized gains and losses and estimated fair value of debt securities pledged as collateral for collateralized bonds as of December 31, 2002 and 2001.

----------------------------------------- ------------------------------
                                               2002               2001
     Debt securities, at amortized cost     $  329,621         $463,666
     Gross unrealized gains                        322            3,372
     Gross unrealized losses                       (23)               -
     Estimated fair value                   $  329,920         $467,038
----------------------------------------- ------------------------------

         The components of collateral for collateralized bonds at December 31, 2002 and 2001 are as follows:

------------------------------- ------------------------------------------ -----------------------------------------
                                                  2002                                       2001
------------------------------- ------------------------------------------ -----------------------------------------
                                 Loans, net       Debt          Total       Loans, net    Debt            Total
                                               Securities                                 Securities
------------------------------- -------------- ------------ -------------- -------------- ----------- --------------
Collateral                       $ 1,791,679    $ 325,819    $ 2,117,498     $1,971,893    $ 458,075   $2,429,968
Funds held by trustees                   140          515            655            132          259           391
Accrued interest receivable           11,741        2,120         13,861         13,510        3,084        16,594
Unamortized premiums and
    discounts, net                    15,017        1,167         16,184         20,630        2,248        22,878
Unrealized gain, net                       -          299            299              -        3,372         3,372
------------------------------- -------------- ------------ -------------- -------------- ----------- --------------
                                 $ 1,818,577    $ 329,920    $ 2,148,497     $2,006,165     $467,038    $2,473,203
------------------------------- -------------- ------------ -------------- -------------- ----------- --------------

NOTE 5 - OTHER INVESTMENTS

     The following table summarizes the Company's other investments for the years ended December 31, 2002 and 2001:

------------------------------------------------------------------ ----------------------- ------------------------
                                                                    December 31, 2002       December 31, 2001
------------------------------------------------------------------ ----------------------- ------------------------
 Delinquent property tax receivables and securities                   $     61,572         $        75,806
 Discount recorded as adjustment to other comprehensive loss               (12,640)                (18,452)
                                                                   ----------------------- ------------------------
 Amortized cost basis of receivables, net                                   48,932                  57,354
 Real estate owned                                                           5,251                   5,928
 Other                                                                         139                     271
------------------------------------------------------------------ ----------------------- ------------------------
                                                                      $     54,322         $        63,553
------------------------------------------------------------------ ----------------------- ------------------------

         The debt security backed by delinquent tax receivables is classified as held-to-maturity pursuant to the provisions of SFAS No. 115, and is carried at amortized cost. This security was reclassified as `held-to-maturity' from `available-for-sale' in 2001. Prior to its reclassification, the Company had marketed for sale this debt security but the Company was unable to generate reasonable interest in the security. The Company subsequently determined that the value of the security would be maximized by retaining such security and continuing to service the security's underlying collateral for its remaining life. As the underlying collateral is delinquent property tax receivables, the collateral cannot be prepaid. Accordingly, the Company has both the intent and the ability to hold this security to its maturity. At the time of reclassification, the carrying value of the security's fair value adjustment was determined to be other than temporary, resulting in an impairment charge of $6,774 for the portion of the adjustment that was deemed an other-than-temporary impairment, and a charge of $18,452 to accumulated other comprehensive loss. The aggregate fair value of such securities was determined based on the present value of the cash flows expected to be received from these securities, less costs to service, at a discount rate of 12%. In accordance with the provisions of SFAS No. 115, the $18,452 in adjustment to accumulated other comprehensive loss is being amortized in accordance with the level yield method. At December 31, 2002, the Company has real estate owned with a current carrying value of $5,251 resulting from foreclosures on delinquent property tax receivables. At December 31, 2002, delinquent property tax receivables and securities backed by delinquent property tax receivables are on non-accrual status. Cash collections on these delinquent property tax receivables amounted to $16,602 during 2002.

NOTE 6 - SECURITIES

         The following table summarizes the Company's amortized cost basis and fair value of securities, all of which are classified as available-for-sale, as of December 31, 2002 and 2001, and the related average effective interest rates:

--------------------------------------------- ---------------------------------- ----------------------------------
                                                            2002                               2001
                                                   Fair           Effective           Fair           Effective
                                                   Value        Interest Rate         Value        Interest Rate
--------------------------------------------- ---------------- ----------------- ---------------- -----------------
Securities:
   Adjustable-rate mortgage securities         $         -             -          $       600            7.3%
   Fixed-rate securities                             2,911           44.8%              3,880           20.9%
   Mortgage-related securities                       3,770            8.4%              4,358           (0.2)%
--------------------------------------------- ---------------- ----------------- ---------------- -----------------
Amortized cost, net                                  6,681                              8,838
Gross unrealized gains                                 935                              2,218
Gross unrealized losses                             (1,408)                            (2,019)
--------------------------------------------- ---------------- ----------------- ---------------- -----------------
Fair Value                                     $     6,208                        $     9,037
--------------------------------------------- ---------------- ----------------- ---------------- -----------------

         Sensitivity analysis. The Company owned interest-only and principal-only securities, some of which were pledged to support certain of the Company's collateralized bond securities, and purchased from an affiliate during the period 1992-1995. These interest-only and principal-only securities had an investment basis of $1,443 and $650, respectively, and estimated fair values of $130 and $620, respectively at December 31, 2002. The Company estimated fair value based on projected cash flows discounted at a rate of 16%. The majority of these interest-only and principal-only securities are rated `AAA' by at least one nationally recognized ratings agency, and have very little sensitivity to the credit risk of the underlying single-family mortgage loans. The majority of the risk associated with the Company's investment in these securities relates to the prepayment speeds of the underlying single-family mortgage loans. In estimating fair value, the Company used average prepayment speed assumptions of 36% CPR for the interest-only and principal-only securities. In determining average prepayment speed assumptions, the Company utilizes the last six month's prepayment experience and market and Company expectations of prepayment speeds based on the forward LIBOR curve.

         The Company performed a sensitivity analysis on the CPR assumptions for the interest-only securities by increasing the CPR 10% and 20%, and performed a sensitivity analysis on the principal-only securities by reducing CPR by 10% and 20%. In addition, the Company performed a sensitivity analysis on the discount rate assumptions used by increasing and decreasing the respective discount rates by 100 basis points and 150 basis points. In all cases, the changes in value were immaterial to the overall value of the investment portfolio.

         These sensitivity analyses are based on management estimates and are hypothetical in nature. Actual results will differ from projected results.

NOTE 7 - LOANS

         The following table summarizes the Company's carrying basis in loans at December 31, 2002 and 2001, respectively.

--------------------------------------------------------------------------------------------------------------------
                                                               2002                             2001
--------------------------------------------------------------------------------------------------------------------
Single-family mortgage loans                                $    6,386                       $      907
Multifamily and commercial mortgage loans                        2,769                            2,792
Consumer installment contracts                                      24                               72
--------------------------------------------------------------------------------------------------------------------
                                                                 9,179                            3,771
Unamortized premiums and discounts, net                            133                               15
Allowance for loan losses                                          (24)                               -
--------------------------------------------------------------------------------------------------------------------
Total loans                                                 $    9,288                       $    3,786
--------------------------------------------------------------------------------------------------------------------


NOTE 8 - ALLOWANCE FOR LOAN LOSSES

         The Company reserves for credit risk where it has exposure to losses on loans in its investment portfolio. The following table summarizes the aggregate activity for the allowance for loan losses of principal on investments for the years ended December 31, 2002, 2001 and 2000:

------------------------------------------------- --------------------- --------------------- ----------------------
                                                          2002                  2001                  2000
------------------------------------------------- --------------------- --------------------- ----------------------
Allowance at beginning of year                       $    21,508           $    26,903           $    17,053
Provision for losses                                      28,483                19,672                29,110
Credit losses, net of recoveries                         (24,519)              (25,067)              (19,260)
------------------------------------------------- --------------------- --------------------- ----------------------
Allowance at end of year                             $    25,472           $    21,508           $    26,903
------------------------------------------------- --------------------- --------------------- ----------------------

         Collateral for collateralized bonds. The Company has exposure to credit risk retained on loans that it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the amount of loan collateral in excess of the related investment-grade collateralized bonds issued (commonly referred to as "over-collateralization"), excluding price premiums and discounts and hedge gains and losses. In some cases, the aggregate loss exposure may be increased by the use of surplus cash or cash reserve funds contained within the security structure to cover losses. The allowance for loan losses on the over-collateralization totaled $25,448 and $21,508 at December 31, 2002 and 2001 respectively, and is included in collateral for collateralized bonds in the accompanying consolidated balance sheets.

         Loans. The Company has credit risk on certain other loans not securitized. The allowance for loan losses for these loans was $24 at December 31, 2002.

     The following table presents the loans that the Company has determined to be impaired in accordance with SFAS No. 114 "Accounting by Creditors for Impairment of Loans."

------------------------------- --------------------------------------------------------------------------------------
                                                               Amount for Which There is    Amount for Which There is
                                  Total Recorded Investment     A Related Allowance for     No Related Allowance for
      December 31                    In Impaired Loans              Credit Losses                Credit Losses
------------------------------- ---------------------------- ---------------------------- ----------------------------
         2002                            $160,563                     $4,748                       $155,815
         2001                             167,588                      6,090                        161,498
------------------------------- ---------------------------- ---------------------------- ----------------------------

     Of the amount included in the Recorded Investment in Impaired loans in the table above, approximately $91,690 and $100,783 for 2002 and 2001, respectively, are covered by loss guarantees from a "AAA-rated" third-party insurance company. The aggregate amount of losses covered by these guarantees is $28,739.


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

         The Company may retain certain classes of collateralized bonds issued, including investment grade classes, financing these retained collateralized bonds with equity. Total investment grade retained bonds at December 31, 2002 and 2001 were $20,000, respectively, and carried a rating of `BBB' as rated by a nationally recognized ratings agency. As these limited-purpose finance subsidiaries are included in the consolidated financial statements of the Company, such retained bonds are eliminated in the consolidated financial statements, while the associated repurchase agreements outstanding, if any, are included as recourse debt.

         The components of collateralized bonds along with certain other information at December 31, 2002 and 2001 are summarized as follows:

------------------------------------------- ----------------------------------- -----------------------------------
                                                           2002                                2001
------------------------------------------- ----------------------------------- -----------------------------------
                                                 Bonds            Range of           Bonds            Range of
                                              Outstanding      Interest Rates     Outstanding      Interest Rates
------------------------------------------- ----------------- ----------------- ----------------- -----------------
Variable-rate classes                           $   766,403   1.7% - 3.0%           $   937,973   2.5% - 5.6%
Fixed-rate classes                                1,212,738   6.2% - 11.5%            1,294,751   6.2% - 11.5%
Accrued interest payable                              7,944                               8,935
Deferred bond issuance costs                         (7,522)                             (7,840)
Unamortized net bond premium                         33,708                              30,394
------------------------------------------- ----------------- ----------------- ----------------- -----------------
                                                $ 2,013,271                         $ 2,264,213
------------------------------------------- ----------------- ----------------- ----------------- -----------------

Range of stated maturities                        2009-2033                           2009-2033

Number of series                                     22                                  23
------------------------------------------- ----------------- ----------------- ----------------- -----------------

         The variable rate classes are based on one-month London InterBank Offered Rate (LIBOR). At December 31, 2002, the weighted-average effective rate of the variable-rate classes was 1.9%, and the weighted-average effective rate of fixed rate classes was 7.2%. The average effective rate of interest for non-recourse debt was 5.7%, 6.4%, and 7.3% for the years ended December 31, 2002, 2001, and 2000, respectively.

NOTE 10 - RECOURSE DEBT

         The Company utilizes repurchase agreements, secured credit facilities and notes payable (together, "recourse debt") to finance certain of its investments. The following table summarizes the Company's recourse debt outstanding and the weighted-average annual rates at December 31, 2002 and 2001:

----------------------- ----------------------------------------------------------- -----------------------------
                                                   2002                                         2001
----------------------- ----------------------------------------------------------- -----------------------------
                                         Weighted-        Market                      Weighted-        Market
                                          Average         Value                        Average         Value
                            Amount         Annual           of          Amount         Annual            of
                          Outstanding       Rate        Collateral     Outstanding      Rate         Collateral
7.875% Senior Notes     $          -         -          $        -     $   57,969       7.88%         See below
Capitalized lease                  -         -                   -            244       7.81%            234
  obligations
Capitalized costs                  -                         -                (79)                         -
----------------------- --------------- ------------- -------------- -------------- -------------- --------------
                        $          -                  $          -     $   58,134                    $   234
----------------------- --------------- ------------- -------------- -------------- -------------- --------------

         In March 2001, the Company entered into an amendment to the related indenture governing the July 2002 Senior Notes whereby the Company pledged to the Trustee of the July 2002 Senior Notes substantially all of the Company's unencumbered assets in its investment portfolio and the stock of its material subsidiaries. In consideration of this pledge, the indenture was further amended to provide for the release of the Company from certain covenant restrictions in the indenture, and specifically provided for the Company's ability to make distributions on its capital stock in an amount not to exceed the sum of (i) $26,000, (ii) the cash proceeds of any "permitted subordinated indebtedness",
(iii) the cash proceeds of the issuance of any "qualified  capital  stock",  and
(iv) any distributions required in order for the Company to maintain its REIT status. In addition, in March 2001, the Company entered into a Purchase Agreement with holders of 50.1% of the July 2002 Senior Notes which required the Company to purchase, and such holders to sell, their respective July 2002 Senior Notes at various discounts prior to maturity based on a computation of the Company's available cash. Through December 31, 2001, the Company had retired $39,281 of Senior Notes for $35,549 in cash, excluding accrued interest, under the Purchase Agreement. The difference of $3,554, reduced for unamortized discounts and deferred costs, was recorded as a gain on extinguishment of debt. In January 2002, the Company purchased for $8,296 the remaining amount available of $8,642 to be purchased under the Purchase Agreement, with the difference of $334, reduced for discounts and deferred costs, recorded as a gain on extinguishment of debt. On July 15, 2002, the Company redeemed all of its remaining outstanding July 2002 Senior Notes.

NOTE 11 - FAIR VALUE AND ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires the disclosure of the estimated fair value of on-and off-balance-sheet financial instruments. The following table presents the amortized cost and estimated fair values of the Company's financial instruments as of December 31, 2002 and 2001:

---------------------------------------- ------------------------------------- -------------------------------------
                                                         2002                                  2001
                                         ------------------------------------- -------------------------------------
                                             Amortized            Fair             Amortized            Fair
                                               Cost               Value              Cost               Value
---------------------------------------- ------------------ ------------------ ------------------ ------------------
Assets:
  Collateral for collateralized bonds
         Loans                           $  1,844,025       $  1,781,719       $  2,027,619       $  2,006,165
         Debt securities                      329,621            329,920            463,666            467,038
                                         ------------------ ------------------ ------------------ ------------------
  Collateral for collateralized bonds       2,173,646          2,111,639          2,491,285          2,473,203
  Other investments                            49,071             40,701             57,625             50,997
  Securities                                    6,681              6,208              8,838              9,037
  Loans                                         9,312              9,328              3,786              3,891
Liabilities:
  Non-recourse debt                         2,013,271          2,013,271          2,264,213          2,264,213
  Recourse debt:
  Senior Notes                                      -                  -             57,890             55,650
---------------------------------------- ------------------ ------------------ ------------------ ------------------

         Amortized costs excludes the allowance for loan losses. The fair value of collateral for collateralized bonds, securities, other investments, and loans is based on actual market price quotes, or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions. Non-recourse debt is both floating and fixed, and is considered within the security structure along with the associated collateral for collateralized bonds. For the Senior Notes, the fair value was determined by calculating the present value of the projected cash flows using appropriate discount rates.

Derivative Financial Instruments

         In June 2002, the Company entered into an interest rate swap which matures on June 28, 2005, to mitigate its interest rate risk exposure on $100,000 in notional value of its variable rate collateralized bonds, which finance a like amount of fixed rate assets. Under the agreement, the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on one month LIBOR on the same amount. This contract has been treated as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of comprehensive income. During the year ended December 31, 2002, the Company recognized a net $3,984 in comprehensive loss on this position and incurred $1,018 of additional interest expense.

         In June 2002, the Company entered into a $100,000 notional short position on 5-Year Treasury Notes futures contracts expiring in September 2002. The Company entered into this position to mitigate its exposure to rising interest rates on a like amount of floating-rate liabilities. These instruments fail to meet the hedge criteria of SFAS No. 133, and therefore are accounted for on a trading basis. In August 2002, the Company terminated these contracts at a loss of $3,307.

         In October 2002, the Company entered into a synthetic three-year amortizing interest-rate swap (four packs of Eurodollar Futures contracts) with an initial notional balance of approximately $80,000 to mitigate its exposure to rising interest rates on a portion of its variable rate collateralized bonds, which finance a like amount of fixed rate assets. This contract is accounted for as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of comprehensive income. At December 31, 2002, the current notional balance of the amortizing synthetic swap was $67,000, and the remaining weighted-average fixed-rate payable by the Company under the terms of the synthetic swap was 2.50%. During 2002, the Company recognized $29 of interest expense and $447 in other comprehensive loss for the synthetic interest-rate swap.

         The following tables summarize the Company's derivative positions at December 31, 2002:

                                                       December 31, 2002
                          Notional     Net Realized       Gross Unrealized         Market      Average
                                                       ------------------------
                           Amount     Gains/(Losses)      Gains       Losses       Value      in Years
                        ------------- ---------------- ------------ ----------- ------------- ----------
Interest Rate Swap        $ 100,000     $  (1,018)       $     -     $  3,984     $ (3,984)     2.41
Eurodollar Futures           67,000           (29)             -          447         (447)     2.24
----------------------- ------------- ---------------- ------------ ----------- ------------- ----------
Total derivatives         $ 167,000     $  (1,047)       $     -      $ 4,431     $ (4,431)     2.34
----------------------- ------------- ---------------- ------------ ----------- ------------- ----------

         The Company estimates that during 2003, $2,319 of the $3,984 net market value losses on the interest rate swap will be recognized in income. Of the $447 net market value losses on the Eurodollar futures contracts, the Company estimates that $230 will be recognized in income in 2003.


-------------------------------------- ----------------------------------------------------------------------------
                                                                    December 31, 2002
                                       ----------------------------------------------------------------------------
                                        1 Year or Less      1 to 2 Years       2 to 3 Years           Total
                                       ------------------ ------------------ ------------------ -------------------
Notional Amount Expiration
  Interest Rate Swap                     $           -      $           -      $     100,000      $     100,000
  Eurodollar Futures                            27,000             20,000             20,000             67,000
-------------------------------------- ------------------ ------------------ ------------------ -------------------

Weighted Average Pay Rate
  Interest Rate Swap                         3.73%              3.73%              3.73%              3.73%
  Eurodollar Futures                         1.94%              3.07%              3.76%              2.50%
-------------------------------------- ------------------ ------------------ ------------------ -------------------

NOTE 12 - EARNINGS (LOSS) PER SHARE

         The following table reconciles the numerator and denominator for both the basic and diluted EPS for the years ended December 31, 2002, 2001, and 2000.

------------------------------- --------------------------- --------------------------- -------------------------------
                                            2002                       2001                          2000
------------------------------- ------------- -------------- ------------- ------------- ------------- ----------------
                                              Weighted-Average             Weighted-Average            Weighted-Average
                                                Number of                   Number of                     Number of
                                   Income        Shares         Income        Shares        Income         Shares
                                   (loss)                       (loss)                      (loss)

------------------------------- ------------- -------------- ------------- ------------- ------------- ----------------
(Loss) before extraordinary       $(15,065)                    $ (6,057)                  $ (91,863)
item
Extraordinary item - gain              221                        2,972                           -
 (loss) on extinguishment
  of debt
                                -------------                -------------               -------------
Net (Loss)                         (14,844)                      (3,085)                    (91,863)
Preferred stock (charges)           (9,586)                       7,717                     (12,911)
benefit
                                ------------- -------------- ------------- ------------- ------------- ----------------
Net (loss) income available       $(24,430)     10,873,871     $  4,632     11,430,471    $(104,774)       11,445,236
   to common shareholders

Effect of dividends and                  -                -           -               -           -                 -
   additional shares of
   Series A, Series B, and
   Series C preferred stock
                                ------------- -------------- ------------- ------------- ------------- ----------------
                                  $(24,430)     10,873,871     $  4,632     11,430,471    $(104,774)       11,445,236
                                ============= ============== ============= ============= ============= ================

Income (loss) per share before
  extraordinary item:
     Basic and diluted EPS                      $(2.27)                       $0.15                        $(9.15)
                                              ==============               =============               ================

Extraordinary item per share                      0.02                         0.26                           -
                                              ==============               =============               ================

Net income (loss) per share:
     Basic and diluted EPS                      $(2.25)                       $0.41                        $(9.15)
                                              ==============               =============               ================


Dividends and potentially
   anti-dilutive common
   shares assuming conversion
   of preferred stock:                           Shares                       Shares                       Shares
                                              --------------               -------------               ----------------
     Series A                     $  2,321         496,019     $  1,301         591,535    $  3,063            654,531
     Series B                        3,226         689,354        1,510         845,827       4,475            956,217
     Series C                        4,039         691,766        2,207         835,986       5,373            920,000
Expense and incremental                  -          15,346           -           15,346           -                  -
   shares of stock
   appreciation rights
                                ------------- -------------- ------------- ------------- ------------- ----------------
                                  $  9,586        1,892,485    $  5,018       2,288,694    $ 12,911          2,530,748

------------------------------- ------------- -------------- ------------- ------------- ------------- ----------------


         In 2002 and 2001, respectively, the Company did not issue any shares of common stock. In 2000, the Company issued 107 shares of common stock. In 2002 and 2000, respectively, the Company did not retire any shares of common stock. In 2001, the Company retired 570,246 shares received in connection with the termination of a merger agreement with a third-party.


NOTE 13 - PREFERRED STOCK

         The following table presents a summary of the Company's issued and outstanding preferred stock:

--------------------------------------------------------------------------------------------------------------------
                                                       Issue Price              Dividends Paid Per Share
                                                        Per share         2002           2001            2000
--------------------------------------------------------------------------------------------------------------------
Series A 9.75% Cumulative Convertible Preferred           $24.00        $0.2925         $0.2925            $ -
Stock ("Series A")
Series B 9.55% Cumulative Convertible Preferred           $24.50        $0.2925         $0.2925            $ -
Stock ("Series B")
Series C 9.73% Cumulative Convertible Preferred           $30.00        $0.3651         $0.3649            $ -
Stock ("Series C")
--------------------------------------------------------------------------------------------------------------------

     The Company is authorized to issue up to 50,000,000 shares of preferred stock. For all series issued, dividends are cumulative from the date of issue and are payable quarterly in arrears. The dividends are equal, per share, to the greater of (i) the per quarter base rate of $0.585 for Series A and Series B, and $0.73 for Series C, or (ii) one-half times the quarterly dividend declared on the Company's common stock. Two shares of Series A, Series B and Series C are convertible at any time at the option of the holder into one share of common stock. Each series is redeemable by the Company at any time, in whole or in part, (i) two shares of preferred stock for one share of common stock, plus accrued and unpaid dividends, provided that for 20 trading days within any period of 30 consecutive trading days, the closing price of the common stock equals or exceeds two-times the issue price, or (ii) for cash at the issue price, plus any accrued and unpaid dividends. In April 2002, 100 shares of Series B Preferred Stock were converted into 50 Shares of Common Stock resulting in a $1 decrease in dividends-in-arrears and a like increase in Shareholders Equity. No other shares of Series A, B or C preferred stock were converted during 2002 or 2001.

         In the event of liquidation, the holders of all series of preferred stock will be entitled to receive out of the assets of the Company, prior to any such distribution to the common shareholders, the issue price per share in cash, plus any accrued and unpaid dividends. Preferred Stock charges includes the current period dividend accrual amount for the Preferred Stock outstanding for the year ended December 31, 2002 of $9,586. As of December 31, 2002, the total amount of dividends-in-arrears was $31,157. Individually, the amount of dividends-in-arrears on the Series A, the Series B and the Series C was $7,544 ($7.60 per Series A share), $10,485 ($7.60 per Series B share) and $13,128 ($9.49 per Series C share), respectively.

         In 2001, the Company completed two separate tender offers on its Series A, Series B, and Series C Preferred Stock, resulting in the purchase by the Company of 1,307,118 shares of the Preferred Stock, consisting of 317,023 shares of Series A, 533,627 shares of Series B and 456,468 shares of Series C, for an aggregate purchase price of $19,998 and which had an aggregate issue price of $34,376, a book value of $32,819, and including dividends in arrears, a liquidation preference of $40,854. The difference of $12,735 between the repurchase price and the book value has been included in the accompanying financial statements as an addition to net income available to common shareholders in the line item captioned Preferred Stock benefit (charges) as required by EITF's D-42 and D-53. Also included in Preferred Stock benefit (charges) is the cumulative dividend in arrears of $6,736 related to those shares tendered, and which were effectively cancelled at such time they were tendered. In addition, Preferred Stock benefit (charges) for the year ended December 31, 2001 includes the current period dividend accrual amount for the Preferred Stock outstanding for the year. There were no tender offers completed in 2000 or 2002.

NOTE 14 - NET LOSS ON SALES, WRITE-DOWNS AND IMPAIRMENT CHARGES

         The following table sets forth the composition of net loss on sales, write-downs and impairment charges for the years ended December 31, 2002, 2001, and 2000.

-------------------------------------------------------------------------------------------------------------------
                                                                        For the years ended,
                                                   ----------------------------------------------------------------
                                                           2002                 2001                 2000
-------------------------------------------------------------------------------------------------------------------
Impairment charges                                    $   18,544           $   25,315           $   22,135
Sales of investments                                         303                  439               15,872
Phase-out of commercial production operations                  -                  680               50,940
Litigation                                                     -               (6,095)              (5,600)
Sales of loan production operations                            -                  755                  228
Other                                                       (548)                (140)                 464
-------------------------------------------------------------------------------------------------------------------
                                                      $   18,299           $   20,954           $   84,039
-------------------------------------------------------------------------------------------------------------------

         Impairment charges include other-than-temporary impairment of debt securities pledged as collateral for collateralized bonds of $15,563, $15,840 and $5,523 for 2002, 2001 and 2000, respectively. Impairment charges for 2002 also included $2,053 for the adjustment to the lower of cost or market for certain delinquent single-family mortgage loans acquired in 2002 which at that time were considered as held-for-sale. During 2002 and 2001, the Company incurred other-than-temporary impairment charges of none and $7,678, respectively, on its investment in delinquent property tax receivables and valuation adjustments of $927 and $1,797, respectively, for related real estate owned.

         During each of the years ended December 31, 2001 and 2000, the Company incurred losses related to the phasing-out of its commercial production operations, including the sale of substantially all of the Company's remaining commercial and multifamily loans not previously securitized. During 2000, the Company sold substantially all of its remaining loans held for sale, and including the lower of cost or market adjustment for those loans held for sale remaining at December 31, 2000, incurred losses aggregating $20,656. The Company also incurred losses of $30,284 related to a conditional repurchase option to purchase $167,800 of tax-exempt bonds secured by multifamily mortgage loans, and which the Company did not exercise. The counter-party to the option agreement retained $30,284 of cash in collateral as a result.

         The Company incurred gross gains of $359, $291, and none and gross losses of $662, $730, and $15,872 related to the sales of investments in 2002, 2001, and 2000, respectively. Gross losses included write-downs and impairment charges recorded in anticipation of the sale of such investments.

         During 2000, the Company settled outstanding litigation for $20,000. The Company had accrued a reserve in 1999 for $27,000 related to the litigation, and reversed $5,600 of this reserve during the year ended December 31, 2000. As a condition to the settlement, the Company received all of the outstanding capital stock of entities from which the Company had previously purchased securities, and such entities were included in the Company's consolidated financial statements from that point forward. The Company recorded permanent impairment charges of $16,612 in 2000, resulting from write-downs required on securities that the Company owned that it had previously purchased in 1998 and 1999 from entities. In 2000, the Company completed the sale of substantially all of the remaining outstanding securities and loans issued or owned by the entities. In February 2001, the Company resolved a matter related to this litigation to the mutual satisfaction of the parties involved. In connection with the resolution of this matter, the Company received $7,500, and recorded a gain of $7,095, net of expenses. During 2001, the Company also settled litigation for a net $1,000 charge related to a failed merger of the Company with a third-party. The Company received in connection with this litigation 570,246 shares of its common stock which it subsequently retired.

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

         The Company issued 30,000 SARs to an executive during 2001 at an exercise price of $2.00 and which vested 100% at the earlier of (i) June 30, 2002 or (ii) the termination of the executive by the Company without cause. Those SARs were not exercised in 2002.

         The Company incurred expense of $85, none and $276 for SARs and DERs related to the Employee Incentive Plan during 2002, 2001 and 2000, respectively.

Stock Incentive Plan for Outside Directors

         In 1995, the Company adopted a Stock Incentive Plan for its Board of Directors (the "Board Incentive Plan") with terms similar to the Employee Incentive Plan. The maximum number of shares of common stock encompassed by the SARs granted under the Board Incentive Plan is 200,000.

         The Company expensed $14 for SARs and DERs related to the Board Incentive Plan during 2000 and there was no expense during 2002 and 2001.

         In 2000, the Company redeemed for cash all SARs and related DERs outstanding at such time, valuing the SARs and related DERs pursuant to a commonly used option-valuation model and using consideration for the common stock to be paid by a potential acquirer of the Company at that time. The following table presents a summary of the SARs activity for both the Employee Incentive Plan and the Board Incentive Plan.

----------------------------------------- -----------------------------------------------------------------------
                                                                 Years ended December 31,
                                                         2002                                2001
-----------------------------------------------------------------------------------------------------------------
                                                                Weighted-                           Weighted-
                                               Number            Average            Number           Average
                                                 Of              Exercise             Of             Exercise
                                               Shares             Price             Shares            Price
-----------------------------------------------------------------------------------------------------------------
SARs outstanding at beginning of year           30,000         $     2.00                 -         $         -
SARs granted                                         -                  -            30,000                2.00
SARs forfeited or redeemed                           -                  -                 -                   -
SARs exercised                                       -                  -                 -                   -
SARs outstanding at end of year                 30,000               2.00            30,000                2.00
SARs vested and exercisable                     30,000         $     2.00                 -         $         -
----------------------------------------- ------------------ ----------------- ------------------ ---------------

Employee Savings Plan

         The Company provides an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Employee Savings Plan allows eligible employees to defer up to 12% of their income on a pretax basis. The Company matches the employees' contribution, up to 6% of the employees' eligible compensation. The Company may also make discretionary contributions based on the profitability of the Company. The total expense related to the Company's matching and discretionary contributions in 2002, 2001, and 2000 was $127, $91 and $130, respectively. The Company does not provide post employment or post retirement benefits to its employees.

401(k) Overflow Plan

         During 1997, the Company adopted a non-qualifying overflow plan which covers employees who have contributed to the Employee Savings Plan the maximum amount allowed under the Internal Revenue Code. The excess contributions are made to the overflow plan on an after-tax basis. However, the Company partially reimburses employees for the effect of the contributions being made on an after-tax basis. The Company matches the employee's contribution up to 6% of the employee's eligible compensation. The total expense related to the Company's reimbursements in 2002, 2001, and 2000 was $11, $21, and $8, respectively.


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

         As of December 31, 2002, the Company is obligated under non-cancelable operating leases with expiration dates through 2007. Rent and lease expense under those leases was $442, $444 and $442, respectively in 2002, 2001, and 2000. The future minimum lease payments under these non-cancelable leases are as follows: 2003--$465, 2004--$414, 2005--$211, 2006--$119 and 2007--$79,
thereafter---$0; aggregate----$1,288.

NOTE 17 - LITIGATION

         GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute.. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. No hearing date has been set for the issues remanded back to the lower trial court.

         The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., are defendants in state court in Dallas County, Texas in the matter of Basic Capital Management et al ("BCM") versus Dynex Commercial, Inc. et al. The suit was filed in April 1999 originally against DCI, and in March 2000, BCM amended the complaint and added the Company. The current complaint alleges that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160,000 "master" loan commitment entered into in February 1998 and a second alleged loan commitment of approximately $9,000; that DCI and the Company made negligent misrepresentations in connection with the alleged $160,000 commitment; and that DCI and the Company fraudulently induced BCM into canceling the alleged $160,000 master loan commitment in January 1999. Plaintiff BCM is seeking damages approximating $40,000, including approximately $36,500 for DCI's breach of the alleged
$160,000 master loan commitment, approximately $1,600 for alleged failure to make additional tenant improvement advances, and approximately $1,900 for DCI's not funding the alleged $9,000 commitment. DCI and the Company are vigorously defending the claims on several grounds. The Company was not a party to the alleged $160,000 master commitment or the alleged $9,000 commitment. The Company has filed a counterclaim for damages approximating $11,000 against BCM. Commencement of the trial of the case in Dallas, Texas is anticipated in September 2003.

         In November 2002, the Company received notice of a Second Amended Complaint filed in the First Judicial District, Jefferson County, Mississippi in the matter of Barbara Buie and Elizabeth Thompson versus East Automotive Group, World Rental Car Sale of Mississippi, AutoBond Acceptance Corporation, Dynex Capital, Inc. and John Does # 1-5. The Second Amended Complaint represents a re-filing of the First Amended Complaint against the Company, which was dismissed by the Court without prejudice in August 2001. The Second Amended Complaint in reference to the Company alleges that Plaintiffs were the beneficiaries of a contract entered into between AutoBond Acceptance Corporation and the Company, and alleges that the Company breached such contract and that such breach caused them to suffer economic loss. The Plaintiffs are seeking compensatory damages of $1,000 and punitive damages of $1,000. Defendants East Automotive Group and World Rental Car Sale of Mississippi have also filed cross complaints against the Company. In February 2003, both the Second Amended
Complaint and the cross complaint were dismissed with prejudice by the Mississippi Court.

         Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits, or any other claims against the Company, will not have a material effect on the Company's consolidated balance sheet, but could materially affect consolidated results of operations in a given year.

NOTE 18 - SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

---------------------------------------------------------- ----------------------------------------------------
                                                                        Years ended December 31,
---------------------------------------------------------- ----------------------------------------------------
                                                                 2002               2001               2000
---------------------------------------------------------------------------------------------------------------
Cash paid for interest                                        $130,654           $177,674           $249,699
Supplemental disclosure of non-cash activities:
  Collateral for collateralized bonds owned,                   453,400                  -                  -
     subsequently securitized
  Securities owned subsequently securitized                      2,020                  -             71,209
------------------------------------------------------------ -------------- -- --------------- -- ---------------

NOTE 19 - RELATED PARTY TRANSACTIONS

         Prior to the liquidation of DHI in December 2000, the Company had a credit arrangement with DHI whereby DHI and any of DHI's subsidiaries could borrow funds from Company to finance its operations. Under this arrangement, the Company could also borrow funds from DHI. The terms of the agreement allowed DHI and its subsidiaries to borrow up to $50,000 from the Company at a rate of Prime plus 1.0%. The Company could borrow up to $50,000 from DHI at a rate of one-month LIBOR plus 1.0%. As of December 31, 2000, as a result of the liquidation, amounts due to DHI under the borrowing arrangement were forgiven. Net interest expense under this agreement was $1,403 for the year ended December 31, 2000.

         The Company had a funding agreement with DCI, formerly an operating subsidiary of DHI and formerly known as Dynex Commercial, Inc., whereby the Company paid DCI a fee for commercial mortgage loans transferred to the Company from DCI. The Company paid DCI none, none and $288, respectively under this agreement for the years ended December 31, 2002, 2001, and 2000, respectively. Effective December 31, 2000, DCI is no longer an operating subsidiary of the Company or DHI and is now owned by certain officers of the Company. The Company and DCI have been jointly named in litigation regarding the activities of DCI while it was an operating subsidiary of DHI. The Company and DCI entered into a Litigation Cost Sharing Agreement whereby the parties set forth how the costs of defending against litigation would be shared, and whereby the Company agreed to fund all costs of such litigation, including DCI's portion. DCI has no assets but has asserted counterclaims in the litigation. DCI's portion of costs associated with the litigation and funded by the Company is $2,146 and is secured by the proceeds of any counterclaims that DCI may receive in the litigation. DCI costs funded by the Company are considered loans, and bear simple interest at the rate of Prime plus 8.0% per annum. At December 31, 2002, the amount due the Company under the Litigation Cost Sharing Agreement was $2,394, which has been fully reserved by the Company.

         During 1999, the Company made a loan to Thomas H. Potts, president of the Company, as evidenced by a promissory note in the aggregate principal amount of $935 (the "Potts Note"). The Potts note was repaid in full in 2002.

NOTE 20 - NON-CONSOLIDATED AFFILIATES

         The following tables summarizes the financial condition and result of operations of all entities for which the Company accounts for by use of the equity method.


----------------------------------------------------------------------------------------------------------------------
                        Condensed Statement of Operations
----------------------------------------------------------------------------------------------------------------------
                                           2002                         2001                         2000
                                ---------------------------- ---------------------------- ----------------------------
Total revenues                             $2,538                       $2,538                       $6,697
Total expenses                              2,048                        2,127                        7,053
Net income (loss)                             490                          411                         (357)
----------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                            Condensed Balanced Sheet
--------------------------------------------------------------------------------
                                                  December 31,
                  --------------------------------------------------------------
                                  2002                                   2001
                  -------------------------------------- -----------------------
Total assets                     $17,560                                $18,053
Total liabilities                 15,801                                 16,783
Total equity                       1,759                                  1,270
----------------- -------------------------------------- -----------------------

         During 2000 the Company owned a 99% preferred stock interest in DHI which it accounted for using the equity method. Effective December 31, 2000, DHI was liquidated pursuant to Internal Revenue Code Sections 331 and 336 in a taxable liquidation.

     The Company has a 99% limited partnership interest in a partnership that owns a commercial office building located in St. Paul, Minnesota. The building is leased pursuant to a triple-net master lease to a single-tenant, and the second mortgage lender has a bargain purchase option to purchase the building in 2007. Rental income derived from the master lease for the term of the lease exactly covers the operating cash requirements on the building, including the payment of debt service. The Company, through its consolidated subsidiary Commercial Capital Access One, Inc., has made a first mortgage loan secured by the commercial office building with an unpaid principal balance as of December 31, 2002 of $24,597. The Company accounts for the partnership using the equity method. The partnership had net income of $490, $411 and $324 for the years ended December 31, 2002, 2001 and 2000, respectively. Due to the bargain purchase option any increase in basis of the investment due to the accrual of its share of earnings of the partnership is immediately reduced by a charge of a like amount to the same account, given the probability of exercise of the option by the second mortgage lender. The Company's investment in this partnership amounted to $11 on December 31, 2002 and 2001.

         As a result of the  liquidation  of DHI into the  Company  in  December
2000, at December 31, 2002 the Company owned a 1% limited partnership interest in a partnership which owns a low income housing tax credit multifamily housing property located in Texas. In May 2001, the Company sold a ninety-eight percent limited partnership interest in partnership to a director for a purchase price of $198, which was equal to its estimated fair value. By reason of the director's investment in the partnership, the Company has guaranteed to the director the use of the low-income housing tax credits associated with the property, proportionate to his investment, that are reported annually to the Internal Revenue Service. During 2002 and 2001, the Company loaned the partnership $17 and $232, respectively, and the Company through its subsidiary, Commercial Capital Access One, Inc., has made a first mortgage loan to the partnership secured by the Property, with a current unpaid principal balance of $1,908. As the Company does not have control or exercise significant influence over the operations of this partnership, its investment and advances of $250 at December 31, 2002 is accounted for using the cost method.


NOTE 21 - SECURITIZATION

         On April 25, 2002, the Company completed the securitization of $602,000 of single-family mortgage loans and the associated issuance of $605,000 of collateralized bonds. Of the $602,000 of single-family mortgage loans securitized, $447,000 million were loans which were already owned by the Company and $155,000 represented new loans from the purchase of adjustable-rate and fixed-rate mortgage backed securities from third parties pursuant to certain call rights owned by the Company. The securitization was accounted for as a financing; thus the loans and associated bonds were included in the accompanying consolidated balance sheet as assets and liabilities of the Company. Net cash proceeds to the Company from the securitization were approximately $24 million. Approximately $12 million of delinquent loans were not included in the securitization and were retained by the Company. As the residual interest holder in the collateral, the Company has the option to redeem the collateral at the earlier of April 2007 or the month when the principal balance reaches 35% of the original balance of the loans at the time of closing. The Company retains an interest in a servicing strip in exchange for advancing responsibilities on a balance of $88,567 as of December 31, 2002.

NOTE 22 - SUMMARY OF FOURTH QUARTER RESULTS

     The following table summarizes selected information for the quarter ended December 31, 2002:

--------------------------------------------------------------------------------
Operating results:
Net interest margin before provision for losses             $ 11,075
Provision for losses                                         (12,191)
                                                            ---------
Net interest margin                                           (1,116)
Net losses on impairment charges                              (8,691)
Net loss                                                     (12,861)
Basic & diluted loss per common share                          (1.40)
------------------------------------------------------------------------------

     The continuing under-performance of the Company's manufactured housing loan and securities portfolio prompted the company to revise its estimate of losses to include a percentage of all loans with delinquencies greater than 30 days. This revision, which was instituted during the fourth quarter of 2002, resulted in an increase in provision for loan losses of $7,347. The Company recorded impairment charges during the fourth quarter of $8,691 which was entirely related to its manufactured housing debt security portfolio for the same reasons.

                                  EXHIBIT INDEX


Exhibit                                                      Sequentially
                                                              Numbered Page

  3.12          Amendments to Bylaws                                I
  21.1          List of consolidated entities                      II
  23.1          Consent of Deloitte & Touche LLP                  III

                                                                    Exhibit 3.12
                       CERTIFICATE OF AMENDMENT OF BYLAWS
                                       OF
                               DYNEX CAPITAL, INC.


     The undersigned being the duly appointed Secretary of Dynex Capital, Inc., a Virginia corporation (the "Company"), hereby certifies that, by unanimous vote of the Board of Directors at a meeting duly held, the Company's Amended and Restated Bylaws ("Bylaws") was amended as follows:


         (1) By deleting the second paragraph of Section 2.05 of Article II of the Bylaws was deleted in its entirety and inserting in lieu thereof the following:

                  "In the absence of a quorum, the Chairman of the meeting or the stockholders present in person or by proxy acting by a majority vote and without notice other than by announcement at the meeting may adjourn the meeting from time to time but not for a period exceeding 120 days after the original meeting date, until a quorum shall attend."

         (2) By deleting the last sentence of Section 5.01 of Article V of the Bylaws and inserting in lieu thereof the following:

                  "The Board of Directors may elect from among the members of the Board, a Chairman of the Board and Vice Chairman of the Board, neither of whom will be an officer of the Company, unless so designated by the Board."

         (3) By deleting paragraph four of Section 3.07 of Article III of the Bylaws in its entirety and inserting in lieu thereof the following:

                  "Notice of the place and time of every meeting of the Board of Directors shall be delivered by the Secretary to each director personally, by first-class mail, or by telephone, which shall also include voice-mail, telegram or telegraph, or by electronic mail to any electronic address of the director or by any other electronic means, or by leaving the same at his residence or usual place of business at least twenty-four hours before the time at which such meeting is to be held, or if by first class mail, at least four days before the day on which such meeting is to be held. If mailed, such notice shall be deemed to be given when deposited in the United States mail addressed to the director at his post office address as it appears on the records of the Corporation, with postage thereon prepaid."




Dated:   March 31, 2003               /s/ Stephen J. Benedetti
                                      ------------------------------------------
                                      Stephen J. Benedetti, Secretary

                                                                    Exhibit 21.1


                               Dynex Capital, Inc.
                          List of Consolidated Entities
                             As of December 31, 2002




Dynex Commercial Services, Inc.
Dynex Securities, Inc.
GLS Capital Services, Inc.
     GLS Development, Inc.
SMFC Funding Corporation
MSC I L.P.


Issuer Holding Corp.
     Commercial Capital Access One, Inc.
     Resource Finance Co. One
       Resource Finance Co. Two
       ND Holding Co.
     Merit Securities Corporation
       Financial Asset Securitization, Inc.
     GLS Capital, Inc.
       GLS Properties, LLC
       Allegheny Commercial Properties I, LLC
       Allegheny Income Properties I, LLC
       Allegheny Special Properties, LLC
     GLS Capital Services - Marlborough, Inc.
     GLS Capital - Cuyahoga, Inc.
       GLS-Cuyahoga Lien Pool One, Inc.

       SHF Corp.





NOTE: All companies were incorporated in Virginia except for GLS Properties, LLC, Allegheny Commercial Properties I, LLC, Allegheny Income Properties I, LLC, and Allegheny Special Properties, LLC (Pennsylvania).

                                                                    Exhibit 23.1


                          INDEPENDENT AUDITORS' CONSENT



     We consent to the incorporation by reference in Registration Statement Nos. 333-22859, 333-10783, 333-10587 and 333-35769 of Dynex Capital, Inc. on Form S-3
and Registration Statement No. 333-32663 of Dynex Capital, Inc. on Form S-8 of our report dated March 20, 2003, appearing in this Annual Report on Form 10-K of Dynex Capital, Inc., for the year ended December 31, 2002.


DELOITTE & TOUCHE LLP

Richmond, Virginia
March 28, 2003