Form 10-Q
period 2003-03-31
DYNEX CAPITAL INC
filed 2003-05-14
CIK 826675

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2003

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                               DYNEX CAPITAL, INC.
             (Exact name of registrant as specified in its charter)


                          Commission file number 1-9819

                   Virginia                                      52-1549373
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)

4551 Cox Road, Suite 300, Glen Allen, Virginia                   23060-6740
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). |_| Yes |X| No

On April 30, 2003, the registrant had 10,873,903 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.

================================================================================


                                                          DYNEX CAPITAL, INC.
                                                               FORM 10-Q


                                                                 INDEX


                                                                                                               Page
PART I        FINANCIAL INFORMATION

              Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets at March 31, 2003
                      and December 31, 2002 (unaudited)........................................................1

                      Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited)................................................2

                      Condensed Consolidated Statements of Cash Flows for
                      the three months ended March 31, 2003 and 2002 (unaudited)...............................3

                      Notes to Unaudited Condensed Consolidated Financial Statements...........................4

              Item 2. Management`s Discussion and Analysis of
                      Financial Condition and Results of Operations...........................................11


              Item 3. Quantitative and Qualitative Disclosures about Market Risk..............................22


              Item 4. Controls and Procedures.................................................................24


PART II       OTHER INFORMATION


              Item 1. Legal Proceedings.......................................................................24

              Item 2. Changes in Securities and Use of Proceeds...............................................25


              Item 3. Defaults Upon Senior Securities.........................................................26

              Item 4. Submission of Matters to a Vote of Security Holders.....................................26


              Item 5. Other Information.......................................................................26

              Item 6. Exhibits and Reports on Form 8-K........................................................26


                      SIGNATURES..............................................................................27

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
Condensed CONSOLIDATED BALANCE SHEETS, UNAUDITED
(amounts in thousands except share data)

                                                                                    March 31,       December 31,
                                                                                      2003              2002
                                                                                 ----------------- -----------------
ASSETS
Cash and cash equivalents                                                         $       6,951     $      15,242
Other assets                                                                              4,284             4,747
                                                                                     -------------    --------------
                                                                                         11,235            19,989
Investments:
   Collateral for collateralized bonds
     Loans                                                                            1,749,763         1,818,577
     Debt securities, available-for-sale                                                310,606           329,920
   Other investments                                                                     53,082            54,322
   Other loans                                                                            8,559             9,288
   Securities                                                                             3,333             6,208
                                                                                 ----------------- -----------------
                                                                                      2,125,343         2,218,315
                                                                                 ----------------- -----------------
                                                                                  $   2,136,578     $   2,238,304
                                                                                 ================= =================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse debt - collateralized bonds                                          $   1,928,973     $   2,013,271
Recourse debt                                                                            32,079                 -
Accrued expenses and other liabilities                                                    1,484             1,612
                                                                                 ----------------- -----------------
                                                                                      1,962,536         2,014,883
                                                                                 ----------------- -----------------
Commitments and Contingencies (Note 11)                                                       -                 -

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
   9.75% Cumulative Convertible Series A, 493,595 and 992,038 issued and                 11,274            22,658
     outstanding, respectively ($15,889 and $31,353 aggregate liquidation preference, respectively)
   9.55% Cumulative Convertible Series B, 688,289 and 1,378,807 issued and               16,109            32,273
     outstanding, respectively ($22,499 and $44,263 aggregate liquidation preference, respectively)
   9.73% Cumulative Convertible Series C, 684,911 and 1,383,532 issued and               19,630            39,655
     outstanding, respectively ($27,546 and $54,634 aggregate liquidation preference, respectively)
Common stock, par value $.01 per share, 100,000,000 shares authorized,                      109               109
   10,873,903 issued and outstanding
Additional paid-in capital                                                              360,706           364,743
Accumulated other comprehensive loss                                                    (15,973)          (17,472)
Accumulated deficit                                                                    (217,813)         (218,545)
                                                                                 ----------------- -----------------
                                                                                        174,042           223,421
                                                                                 ----------------- -----------------
                                                                                  $   2,136,578     $   2,238,304
                                                                                 ================= =================

See notes to unaudited condensed consolidated financial statements.



DYNEX CAPITAL, INC.
Condensed CONSOLIDATED STATEMENTS
  OF OPERATIONS, UNAUDITED
(amounts in thousands except share data)


                                                                                     Three Months Ended
                                                                                         March 31,
                                                                       -----------------------------------------------
                                                                       ---------------------- --- --------------------
                                                                               2003                      2002
                                                                       ----------------------     --------------------
Interest income:

   Collateral for collateralized bonds                                     $      37,756              $     42,714
   Other investments                                                                  28                        10
   Other loans                                                                       126                        94
   Securities                                                                        271                       122
                                                                       ----------------------     --------------------
                                                                                  38,181                    42,940
                                                                       ----------------------     --------------------

Interest and related expense:
   Non-recourse debt                                                              27,760                    31,966
   Recourse debt                                                                     254                     1,030
   Other                                                                              36                       444
                                                                       ----------------------     --------------------
                                                                                  28,050                    33,440
                                                                       ----------------------     --------------------

Net interest margin before provision for losses                                   10,131                     9,500
Provision for losses                                                              (5,844)                   (5,643)
                                                                       ----------------------     --------------------
Net interest margin                                                                4,287                     3,857

Impairment charges                                                                (2,078)                   (2,111)
Gain on sale of investments, net                                                     527                        77
Other                                                                                 17                       552
General and administrative expenses                                               (2,021)                   (1,894)
                                                                       ----------------------     --------------------
Net income                                                                           732                       481
Preferred stock benefits (charges)                                                10,444                    (2,396)
                                                                       ----------------------     --------------------
Net income (loss) applicable to common shareholders                               11,176                    (1,915)

Change in net unrealized loss on:
Investments classified as available for sale during the period                     1,939                     1,299
Hedge Instruments                                                                   (440)                        -
                                                                       ----------------------     --------------------
Comprehensive income                                                       $      12,675              $       (616)
                                                                       ======================     ====================

Net income (loss) per common share:
   Basic and diluted                                                            $1.03                      $(0.18)
                                                                       ======================     ====================

Weighted average number of common shares outstanding
   Basic and diluted                                                        10,873,903                10,873,853

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
  OF CASH FLOWS, UNAUDITED
(amounts in thousands)


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                              -----------------------------------------

                                                                                    2003                   2002
                                                                              -------------------    ------------------
 Operating activities:
   Net income                                                                     $       732            $       481
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
       Provision for losses                                                             5,844                  5,643
       Impairment charges                                                               2,078                  2,111
       Gain (loss) on sale of investments                                                (527)                   (77)
       Amortization and depreciation                                                     (480)                 4,181
       Decrease (increase) in restricted cash                                              10                 (8,216)
       Net change in other assets, accrued expenses and other liabilities               1,056                 (4,575)
                                                                              -------------------    ------------------
          Net cash and cash equivalent provided (used) by operating activities          8,713                   (452)
                                                                              -------------------    ------------------
 Investing activities:
    Principal payments on collateral                                                   79,275                151,283
   Principal payments on loans                                                            789                  1,621
   Payments received on securities and other investments                                5,334                  2,995
   Proceeds from sales of securities and other investments                              1,405                      -
   Other                                                                                   84                   (192)
                                                                              -------------------    ------------------
        Net cash and cash equivalent provided by investing activities                  86,887                155,707
                                                                              -------------------    ------------------
 Financing activities:
   Principal payments on collateralized bonds                                         (84,350)              (147,090)
   Retirement of preferred stock                                                      (19,531)                     -
   Repayment of senior notes                                                                -                (10,828)
                                                                              -------------------    ------------------
        Net cash and cash equivalent used for financing activities                   (103,881)              (157,918)
                                                                              -------------------    ------------------
 Net decrease in cash and cash equivalent                                              (8,281)                (2,663)
 Cash and cash equivalents (excluding restricted cash) at beginning of period          15,077                  7,129
                                                                              -------------------    ------------------
 Cash and cash equivalents (excluding restricted cash) at end of period           $     6,796            $     4,466
 Restricted cash                                                                          155                 12,550
                                                                              -----------------------------------------
 Total cash and cash equivalents                                                        6,951                 17,016
                                                                              ===================    ==================

 Cash paid for interest                                                           $    27,403            $    34,968
                                                                              ===================    ==================

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

March 31, 2003
(amounts in thousands except share data)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America, hereinafter referred to as "generally accepted accounting principles," for complete financial statements. The condensed consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified real estate investment trust ("REIT") subsidiaries and taxable REIT subsidiary ("Dynex" or the "Company"). All inter-company balances and transactions have been eliminated in consolidation of Dynex.

The Company believes it has complied with the requirements for qualification as a REIT under the Internal Revenue Code (the "Code"). To the extent the Company qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders.

In the opinion of management, all significant adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. The primary estimates inherent in the accompanying consolidated financial statements are discussed below.

The Company uses estimates in establishing fair value for its financial instruments as discussed in Note 2.

The Company also has credit risk on certain investments in its portfolio. An allowance for loan losses has been estimated and established for current expected losses based on management's judgment. The allowance for losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of probable credit losses. Provisions made to increase the allowance related to credit risk are presented as provision for losses in the accompanying consolidated statements of operations. The Company's actual credit losses may differ from those estimates used to establish the allowance.

Certain reclassifications have been made to the financial statements for 2002 to conform to presentation for 2003.


NOTE 2 -- FAIR VALUE

Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. The Company uses estimates in establishing fair value for its available-for-sale securities. Estimates of fair value for securities may be based on market prices provided by certain dealers. Estimates of fair value for certain other securities are determined by calculating the present value of the projected cash flows of the instruments using market-based discount rates, prepayment rates and credit loss assumptions. The estimate of fair value for securities pledged as collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments using prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those believed would be used by third parties. Such discount rate used in the determination of fair value of securities pledged as collateral for collateralized bonds was 16% at March 31, 2003 and December 31, 2002. Prepayment rate assumptions at March 31, 2003, and December 31, 2002, were generally at a "constant prepayment rate," or CPR ranging from 30%-45% for both 2003 and 2002, for collateral for collateralized bonds consisting of securities backed by single-family mortgage loans, and a CPR equivalent of 8% for 2003 and 11% for 2002 for collateral for collateralized bonds consisting of securities backed by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary depending on the collateral pledged.


NOTE 3 -- NET INCOME PER COMMON SHARE

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

The following table reconciles the numerator and denominator for both the basic and diluted net income per common share for the three months ended March 31, 2003 and 2002.

-------------------------------------------------- ------------------------------------------------------------------

                                                                     Three Months Ended March 31,
                                                   ------------------------------------------------------------------
                                                              2003                               2002
-------------------------------------------------- --------------------------- --- ----------------------------------
                                                                 Weighted-Average                       Weighted-
                                                                   Number of                             Average
                                                       Income        Shares             Income          Number of
                                                       (loss)                           (loss)           Shares
                                                   ------------- -------------     --------------- ------------------

Net income                                           $     732                       $     481
Preferred stock benefit (charges)                       10,444                          (2,396)
                                                   -------------                   ---------------
Net income (loss) applicable to common

   shareholders                                      $  11,176     10,873,903        $  (1,915)          10,873,853
Effect of dividends and additional shares of
   preferred stock                                           -              -                -                    -
                                                   ------------- -------------     --------------- ------------------
Diluted                                              $  11,176     10,873,903        $  (1,915)          10,873,853
                                                   ============= =============     =============== ==================

Net income (loss) per share:
   Basic and diluted                                                $1.03                               $(0.18)
                                                                 =============                     ==================

   Reconciliation  of shares not included in  calculation  of earnings per share due to antidilutive effect:
       Conversion of Series A                        $     289         246,798       $     580              496,019
       Conversion of Series B                              402         344,145             806              689,404
       Conversion of Series C                              500         342,456           1,010              691,766
       Expense and incremental shares of stock
         appreciation rights                                (1)        17,830                -                    -
                                                   ------------- -------------     --------------- ------------------
                                                     $   1,190         951,229       $   2,396            1,877,189
                                                   ============= =============     =============== ==================

---------------------------------------------------------------------------------------------------------------------

NOTE 4 -- COLLATERAL FOR COLLATERALIZED BONDS

The following table summarizes the components of collateral for collateralized bonds as of March 31, 2003 and December 31, 2002:

--------------------------------- -------------------- -- ------------------
                                       March 31,          December 31, 2002
                                         2003
--------------------------------- -------------------- -- ------------------
   Loans, at amortized cost           $  1,776,353            $  1,844,025
  Allowance for loan losses                (26,590)                (25,448)
--------------------------------- -------------------- -- ------------------
  Loans, net                             1,749,763               1,818,577
  Debt securities, at fair value           310,606                 329,920
--------------------------------- -------------------- -- ------------------
                                      $  2,060,369            $  2,148,497
--------------------------------- -------------------- -- ------------------

The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as collateral for collateralized bonds as of March 31, 2003 and December 31, 2002 :

-------------------------------------- -------------------- -- -----------------
                                          March 31,            December 31, 2002
                                             2003
-------------------------------------- -------------------- -- -----------------
  Debt securities, at amortized cost     $   309,725               $   329,621
  Gross unrealized gains                         881                       322
  Gross unrealized losses                          -                       (23)
-------------------------------------- -------------------- -- -----------------
  Estimated fair value                   $   310,606               $   329,920
-------------------------------------- -------------------- -- -----------------

The components of collateral for collateralized bonds at March 31, 2003 and December 31, 2002 are as follows:

 ------------------------------ ----------------------------------------- - ----------------------------------------
                                             March 31, 2003                            December 31, 2002
                                -----------------------------------------   ----------------------------------------
                                   Loans,         Debt         Total           Loans,        Debt         Total
                                     net       Securities                       net       Securities
 ------------------------------ -------------- ------------ -------------   ------------- ------------ -------------
 Collateral                      $1,724,483      $306,482    $2,030,965      $1,791,679     $325,819    $2,117,498
 Funds held by trustees                 130           191           321             140          515           655
 Accrued interest receivable         11,194         1,952        13,146          11,741        2,120        13,861
 Unamortized premiums and
     discounts, net                  13,956         1,100        15,056          15,017        1,167        16,184
 Unrealized gain, net                     -           881           881               -          299           299
 ------------------------------ -------------- ------------ -------------   ------------- ------------ -------------
                                 $1,749,763      $310,606   $2,060,369       $1,818,577     $329,920    $2,148,497
 ------------------------------ -------------- ------------ ------------- - ------------- ------------ -------------


NOTE 5 -- OTHER INVESTMENTS

The following table summarizes the Company's other investments as of March 31, 2003 and December 31, 2002:

----------------------------------------------------------- ------------------ -- ------------------
                                                             March 31, 2003        December 31, 2002
----------------------------------------------------------- ------------------    ------------------
Delinquent property tax receivables and securities              $   59,262            $   61,572
Discount recorded as adjustment to other comprehensive loss        (11,327)              (12,640)
----------------------------------------------------------- ------------------    ------------------
Amortized cost basis of receivables, net                            47,935                48,932
Real estate owned                                                    5,125                 5,251
Other                                                                   22                   139
----------------------------------------------------------- ------------------    ------------------
                                                                $   53,082            $   54,322
----------------------------------------------------------- ------------------ -- ------------------

Delinquent property tax receivables and securities have been classified as non-accrual, and all cash collections on such receivables are applied against the principal balance of the Company's investment. During the three months ended

March 31, 2003, the Company collected an aggregate $2,703 including sales of related real estate owned. The Company also amortized $1,312 of discount on the carrying value of the delinquent property tax receivables as a reduction to accumulated other comprehensive loss.


NOTE 6 -- SECURITIES

The following table summarizes Dynex's amortized cost basis and fair value of investments classified as available-for-sale, as of March 31, 2003 and December 31, 2002:

---------------------------------------------------- -------------- ------------
                                                         March 31,  December 31,
                                                           2003          2002
---------------------------------------------------- -------------- ------------
Securities:
  Asset-backed securities, held-to-maturity              $ 1,386       $  1,644
  Fixed-rate mortgage securities, available-for-sale       1,249          1,268
  Mortgage-related securities, available-for-sale          1,173          3,770
---------------------------------------------------- -------------- ------------
                                                           3,808          6,682
  Gross unrealized gains                                     239            935
  Gross unrealized losses                                   (714)        (1,409)
---------------------------------------------------- -------------- ------------
                                                         $ 3,333        $ 6,208
---------------------------------------------------- -------------- ------------


NOTE 7 -- ALLOWANCE FOR LOAN LOSSES

The Company reserves for credit risk where it has exposure to losses on loans in its investment portfolio. The following table summarizes the aggregate activity for the allowance for loan losses for the three months ended March 31, 2003 and 2002:

-------------------------------- -----------------------------------------------
                                          Three Months Ended March 31,
-------------------------------- -----------------------------------------------
                                      2003                           2002
-------------------------------- ----------------------- -----------------------
Allowance at beginning of period     $25,472                        $22,147
Provision for loan losses              5,844                          5,643
Charge-offs                           (4,702)                        (4,892)
-------------------------------- ----------------------- -----------------------
Allowance at end of period           $26,614                        $22,898
-------------------------------- ----------------------- -----------------------


NOTE 8 -- RECOURSE DEBT

The following table summarizes Dynex's recourse debt outstanding at March 31, 2003 and December 31, 2002:

------------------------------------ ------------------- -----------------------
                                      March 31, 2003          December 31, 2002
------------------------------------ ------------------- -----------------------
  9.50% Senior Notes (due 2/28/2005)    $    32,079                $    -
------------------------------------ ------------------- -----------------------
                                        $    32,079                $    -
------------------------------------ ------------------- -----------------------

During the quarter ended March 31, 2003, the Company issued $32,079 of 9.50% senior unsecured notes due February 2005 (the "February 2005 Senior Notes") in connection with a tender offer on the Company's preferred stock. The February 2005 Senior Notes were issued in exchange for 1,156,891 shares of Series A, Series B and Series C preferred stock. See Note 9 for further discussion. Principal payments in the amount of $4,010, along with interest payments at a rate of 9.50% per annum, are due quarterly beginning May 2003, with final payment due on February 28, 2005. The Company at its option can prepay the February 2005 Senior Notes in whole or in part, without penalty, at any time. The February 2005 Senior Notes prohibit distributions on the Company's capital stock until they are fully repaid, except distributions necessary for the Company to maintain REIT status.

NOTE 9 -- PREFERRED STOCK

As of March 31, 2003 and December 31, 2002, the total liquidation preference on the Preferred Stock was $65,934 and $130,251, respectively, and the total amount of dividends in arrears on Preferred Stock was $16,677 and $31,157, respectively. Individually, the amount of dividends in arrears on the Series A, the Series B and the Series C were $4,043 ($8.19 per Series A share), $5,636 ($8.19 per Series B share) and $6,999 ($10.22 per Series C share), respectively at March 31, 2003 and $7,544 ($7.60 per Series A share), $10,485 ($7.60 per
Series B share) and $13,128 ($9.49 per Series C share), respectively at December 31, 2002.

On February 28, 2003, the Company completed a tender offer for shares of its Series A, Series B and Series C Preferred Stock. The Company purchased for cash 188,940 shares of its Series A Preferred Stock, 272,977 shares of its Series B Preferred Stock and 268,792 shares of its Series C Preferred Stock for a total cash payment of $19,286. In addition, the Company exchanged $32,079 of February 2005 Senior Notes for an additional 309,503 shares of Series A Preferred Stock, 417,541 shares of Series B Preferred Stock and 429,847 shares of Series C Preferred Stock. The tender offer resulted in a preferred stock benefit of $12,438 comprised of the elimination of dividends-in-arrears of $16,475 for the shares tendered, less the premium paid on the Preferred Stock in excess of the book value of such Preferred Stock, of $4,037. In addition, until the February 2005 Senior Notes have been fully repaid, the company is effectively prohibited from engaging in any future tender offers for its Preferred Stock and from making any distributions with respect to the Preferred Stock except as required for the Company to maintain its status as a REIT.


NOTE 10 -- DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Financial Instruments

In June 2002, the Company entered into an interest rate swap which matures on June 28, 2005, to mitigate its interest rate risk exposure on $100,000 in notional value of its variable rate collateralized bonds, which finance a like amount of fixed rate assets. Under the agreement, the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on One-Month LIBOR on the same amount. This contract has been treated as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of comprehensive income. During the three months ended March 31, 2003, the Company recognized an additional $172 in comprehensive loss on this position and incurred $577 of additional interest expense. At March 31, 2003, the aggregate accumulated other comprehensive loss was $4,157.

In October 2002, the Company entered into a synthetic three-year amortizing interest-rate swap with an initial notional balance of approximately $80,000 to mitigate its exposure to rising interest rates on a portion of its variable rate collateralized bonds, which finance a like amount of fixed rate assets. This contract is accounted for as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of comprehensive income. At March 31, 2003, the current notional balance of the amortizing synthetic swap was $60,000, and the remaining weighted-average fixed-rate payable by the Company under the terms of the synthetic swap was 2.68%. During the three months ended March 31, 2003, the Company recognized an additional $268 in other comprehensive loss for the synthetic interest-rate swap and incurred $40 of interest expense. At March 31, 2003, the aggregate accumulated other comprehensive loss was $745.


NOTE 11 -- COMMITMENTS AND CONTINGENCIES

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. No hearing date has been set for the issues remanded back to the lower trial court.

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

In November 2002, the Company received notice of a Second Amended Complaint filed in the First Judicial District, Jefferson County, Mississippi in the matter of Barbara Buie and Elizabeth Thompson versus East Automotive Group, World Rental Car Sales of Mississippi, AutoBond Acceptance Corporation, Dynex Capital, Inc. and John Does # 1-5. The Second Amended Complaint represents a re-filing of the First Amended Complaint against the Company, which was dismissed by the Court without prejudice in August 2001. The Second Amended Complaint in reference to the Company alleges that Plaintiffs were the beneficiaries of a contract entered into between AutoBond Acceptance Corporation and the Company, and alleges that the Company breached such contract and that such breach caused them to suffer economic loss. The Plaintiffs are seeking compensatory damages of $1,000 and punitive damages of $1,000. Defendants East Automotive Group and World Rental Car Sales of Mississippi have also filed cross complaints against the Company. In February 2003, both the Second Amended
Complaint and the cross complaint were dismissed with prejudice by the Mississippi Court.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits, or any other claims against the Company, will not have a material effect on the

Company's consolidated balance sheet, but could materially affect consolidated results of operations in a given year.


NOTE 12 -- RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in APB 30. Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB Opinion 30 must be reclassified. The Company adopted SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 has not had a material impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Effective January 1, 2003, SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This SFAS applies to activities that are initiated after December 31, 2002. The Company has adopted SFAS No. 146, which adoption did not have a significant impact on the financial position, results of operations or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Effective after December 15, 2003, this Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not believe that the adoption of SFAS No. 148 will have a significant impact on its financial position, results of operations or cash flows.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material effect on the Company's results of operations, cash flows or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Effective after June 30, 2003, this Statement amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", to provide clarification of financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Company is reviewing the implications of SFAS No. 149 but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dynex Capital, Inc. was incorporated in the Commonwealth of Virginia in 1987. References to "Dynex", or "the Company" contained herein refer to Dynex Capital, Inc. together with its qualified real estate investment trust (REIT) subsidiaries and taxable REIT subsidiary. Dynex is a financial services company, which invests in loans and securities consisting of or secured by, principally single family mortgage loans, commercial mortgage loans, manufactured housing installment loans and delinquent property tax receivables. The loans and securities in which the Company invests have generally been pooled and pledged (i.e. securitized) as collateral for non-recourse bonds ("collateralized bonds"), which provides long-term financing for such loans while limiting credit, interest rate and liquidity risk. The Company has elected to be treated as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended, and, as such, must distribute substantially all of its taxable income to shareholders. Provided that the Company meets all of the proscribed Internal Revenue Code requirements for a REIT, the Company will generally not be subject to federal income tax. The Company owns the right to call adjustable-rate and fixed-rate mortgage pass-through securities previously issued and sold by the Company once the outstanding balance of such securities reaches a call trigger, generally either 10% or less of the original amount issued or a specified date. During the quarter ended March 31, 2003, the Company called approximately $8.2 million of securities, and subsequently sold the underlying seasoned single-family mortgage loan collateral at a gain of $0.4 million. The Company has also initiated a call which is expected to result in the acquisition and subsequent sale of approximately $17 million in seasoned single-family loans. At March 31, 2003, the aggregate callable balance of such securities at the time of the projected call is approximately $122 million, relating to 8 securities. The Company may or may not elect to call one or more of these securities when eligible to call.

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

                               FINANCIAL CONDITION
                             (amounts in thousands)
---------------------------------------- ---------------- ----------------------
                                          March 31, 2003    December 31, 2002
---------------------------------------- ---------------- ----------------------
Investments:
    Collateral for collateralized bonds  $    2,060,369   $     2,148,497
    Other investments                             53,082            54,322
    Other loans                                    8,559             9,288
    Securities                                     3,333             6,208

Non-recourse debt - collateralized bonds       1,928,973         2,013,271
Recourse debt                                     32,079                 -

Shareholders' equity                             174,042           223,421
---------------------------------------- ---------------- ----------------------

Collateral for collateralized bonds As of March 31, 2003, the Company had 21 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $2.06 billion at March 31, 2003 compared to $2.15 billion at December 31, 2002. This decrease of $88.1 million is primarily the result of $79.3 million in paydowns on the collateral, $5.8 million of additions to allowance for loan losses, $1.5 million of impairment charges and $1.1 million of net premium amortization.

Other investments. Other investments at March 31, 2003 consist primarily of delinquent property tax receivables. Other investments decreased from $54.3 million at December 31, 2002 to $53.1 million at March 31, 2003. This decrease is primarily the result of pay-downs of delinquent property tax receivables which totaled $2.6 million, and sales of real estate owned properties of $0.2 million during the quarter. These decreases were partially offset by the amortization of discounts of $1.3 million recorded to accumulated other comprehensive loss and additional advances for collections of $0.3 million.

Other loans. Other loans decreased by $0.7 million from $9.3 million at December 31, 2002 to $8.6 million at March 31, 2003 as the result of paydowns during the quarter.

Securities. Securities decreased during the three months ended March 31, 2003 by $2.9 million, to $3.3 million at March 31, 2003 from $6.2 million at December 31, 2002 due to principal payments of $2.7 million, the sale of six securities with a book value of $1.2 million, partially offset by $1.0 million of net discount amortization.

Non-recourse debt. Collateralized bonds decreased $84.3 million, from $2.0 billion at December 31, 2002 to $1.9 billion at March 31, 2003. This decrease was primarily a result of principal payments received of $79.3 million on the associated collateral pledged which were used to pay down the collateralized bonds in accordance with the respective indentures. Additionally, for certain securitizations, surplus cash in the amount of $4.49 million was retained within the security structure and used to repay collateralized bonds outstanding, instead of being released to the Company, as certain performance triggers were not met in such securitizations.

Recourse debt. Recourse debt increased to $32.1 million at March 31, 2003 from December 31, 2002 as the result of the issuance of the February 2005 Senior Notes issued in exchange for Preferred Stock in February 2003.

Shareholders' equity. Shareholders' equity decreased to $174.0 million at March 31, 2003 from $223.4 million at December 31, 2002. This decrease was primarily the result of a $51.6 million retirement of preferred shares in connection with the tender offer completed in February 2003 and $0.4 million of deferred losses on hedging instruments. This decrease was partially offset by net income of $0.7 million and a net increase in Accumulated Other comprehensive Loss due to an unrealized gain on investments available-for-sale of $1.9 million.

                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                              March 31,
                                                     ---------------------------
(amounts in thousands except per share information)    2003              2002
--------------------------------------------------------------------------------

Net interest margin                                  $   4,287        $   3,857
Impairment charges                                      (2,078)          (2,111)
Gain on sales of investments                               527               77
General and administrative expenses                      2,021            1,894
Net income                                                 732              481

Basic and diluted net income (loss) per common share $    1.03        $   (0.18)

--------------------------------------------------------------------------------

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002. The increase in net income and net income per common share during the three months ended March 31, 2003 as compared to the same period in 2002 is primarily the result of an increase in net interest margin of $0.4 million, and an increase in gain on sales of investments of $0.4 million, partially offset by a decrease of $0.4 million in gain on extinguishment of debt.

Net interest margin for the three months ended March 31, 2003 increased to $4.3 million from $3.9 million for the same period for 2002. Net interest spread increased from 1.42% to 1.58% for the three month periods ended March 31, 2002 and 2003, respectively. The improvement in the Company's net interest spread can be attributed to a decline in the cost of interest-bearing liabilities from the respective 2002 period, which have declined as a result in the decline of One-Month LIBOR. The majority of the Company's variable-rate interest-bearing liabilities are priced relative to One-Month LIBOR. Interest-bearing liability costs declined by 19 basis points for the three month period ended March 31, 2003, compared to the same period in 2002. For the three month period ended March 31, 2003, there has been a lesser decline in the effective interest-earning yield on the collateral for collateralized bonds due to the `reset' lag and `floors' (the loans generally adjust or `reset' every six or twelve months and are generally limited to maximum adjustments upwards or downwards of 1% each six months) on the approximate $472 million in single-family ARM loans that comprise a portion of the collateral for collateralized bonds. The average One-Month LIBOR rate declined to 1.34% for the three-month period ended March 31, 2003 from 1.85% for the three-month period ended March 31, 2002. Average interest-earning assets declined from $2.4 billion for the three months ended March 31, 2002 to $2.1 billion for the three months ended March 31, 2003. In addition, net interest margin was impacted by a negative non-recurring item in 2002 related to the call of certain securities.

Impairment charges consist of losses on certain debt securities and costs associated with foreclosed properties formerly included in the Company's property tax receivables portfolio. Impairment charges for the three month periods ended March 31, 2002 and 2003 were $2.1 million each year. Gain on sales of investments increased by $0.4 from $0.1 million in 2002 to $0.5 million for 2003. Gain on sales of investments in 2003 includes the call of $8.2 million of previously issued securities, and the subsequent sale of the underlying seasoned single-family mortgage collateral.

Other income includes income from the extinguishment of debt associated with the early retirement of the Company's Senior Notes due in July 2002 that resulted in a $0.4 million gain during the three month period ended March 31, 2002.

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

                                             Average Balances and Effective Interest Rates

----------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended March 31,
                                                     -----------------------------------------------------------
                                                                2003                          2002
                                                     -----------------------------------------------------------
                                                         Average       Effective      Average       Effective
                                                         Balance         Rate         Balance         Rate
                                                     ----------------- ----------- -----------------------------
Interest-earning assets: (1)
   Collateral for collateralized bonds (2)           $      2,100,177      7.19%   $    2,365,993        7.22%
   Securities                                                  5,668      19.13%            5,340        9.16%
   Loans                                                       8,755       5.76%            2,967       12.75%
   Cash                                                       14,855       1.26%           11,565        0.64%
                                                     ----------------- ----------- -----------------------------
     Total interest-earning assets                   $     2,129,455       7.17%   $    2,385,865        7.20%
                                                     ================= =========== =============================

Interest-bearing liabilities:
   Non-recourse debt (3)                             $     1,962,979       5.57%   $    2,192,492        5.72%
                                                     ----------------- ----------- -----------------------------
                                                           1,962,979       5.57%        2,192,492        5.72%

   Other recourse debt - secured                              10,693       9.50%            50,589       8.13%
                                                     ----------------- ----------- -----------------------------
     Total interest-bearing liabilities              $     1,973,672       5.59%   $    2,243,081        5.78%
                                                     ================= =========== =============================
Net interest spread on all investments (3)                                 1.58%                         1.42%
                                                                       ===========                 =============
Net yield on average interest-earning assets (3)                           1.99%                         1.77%
                                                                       ===========                 =============

----------------------------------------------------------------------------------------------------------------

   (1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
   (2) Average balances exclude funds held by trustees of $501 and $534 for the three months ended March 31, 2003 and 2002, respectively.
   (3) Effective rates are calculated excluding non-interest related collateralized bond expenses and provision for credit losses. If included, the net yield on average interest-earning assets would be 0.81% and 0.65% for the three months ended March 31, 2003 and 2002, respectively.

The net interest spread increased 16 basis points, to 1.58% for the three months ended March 31, 2003 from 1.42% for the same period in 2002. The net yield on average interest earning assets for the three months ended March 31, 2003 also improved relative to the same period in 2002, to 1.99% from 1.77%. The improvement in the Company's net interest spread can be attributed to a decline in the cost of interest-bearing liabilities from the respective 2002 period, which have declined as a result in the decline of One-Month LIBOR. The majority of the Company's variable-rate interest-bearing liabilities are priced relative to One-Month LIBOR. Interest-bearing liability costs declined by 19 basis points for the three month period ended March 31, 2003, compared to the same period in 2002. For the three month period ended March 31, 2003, there has been a lesser decline in the effective interest-earning yield on the collateral for collateralized bonds due to the `reset' lag and `floors' (the loans generally adjust or `reset' every six or twelve months and are generally limited to maximum adjustments upwards or downwards of 1% each six months) on the approximate $472 million in single-family ARM loans that comprise a portion of the collateral for collateralized bonds. The average One-Month LIBOR rate declined to 1.34% for the three-month period ended March 31, 2003 from 1.85% for the three-month period ended March 31, 2002.

From March 31, 2002 to March 31, 2003, average interest-earning assets declined $256 million, or approximately 11%. A large portion of such reduction relates to paydowns on the Company's adjustable-rate single-family mortgage loans. The Company's portfolio as of March 31, 2003 consists of $471.6 million of adjustable rate assets and $1.6 billion of fixed-rate assets. The Company currently finances approximately $227.0 million of the fixed-rate assets with non-recourse LIBOR based floating-rate liabilities. Assuming short-term interest rates stay at or about current levels, the single-family ARM loans should continue to reset downwards in rate (subject to the floors) which will have the impact of reducing net interest spread in future periods. In June 2002, the Company entered into a $100 million notional pay fixed/receive variable interest rate swap agreement to hedge part of this fixed-rate/floating-rate interest mismatch. In October, 2002, the company short sold a series of 3-month

Eurodollar futures contracts with decreasing notional amounts to hedge an additional portion of this mismatch. At March 31, 2003, the notional amount of this synthetic amortizing swap was $60 million.

Interest Income and Interest-Earning Assets. At March 31, 2003, $1.6 billion of the investment portfolio consists of loans and securities which pay a fixed-rate of interest, and approximately $471.6 million of the investment portfolio is comprised of loans and securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 73% of the ARM loans underlying the ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR; approximately 14% of the ARM loans are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and securities by type of underlying loan. This table excludes mortgage-related securities, other investments and unsecuritized loans.

                      Investment Portfolio Composition (1)
                                 ($ in millions)

--------------- --------------- ------------- --------------- ------------------ ------------------

                LIBOR Based ARM CMT Based ARM  Other Indices      Fixed-Rate
                     Loans          Loans     Based ARM Loans       Loans                Total
--------------- --------------- ------------- --------------- ------------------ ------------------
2002, Quarter 1  $       410.2  $       100.2  $        65.7    $     1,725.1      $     2,301.2
2002, Quarter 2          452.6           90.1           63.8          1,740.2            2,346.7
2002, Quarter 3          414.4           80.8           59.9          1,698.4            2,253.5
2002, Quarter 4          384.6           73.2           57.0          1,650.9            2,165.7
2003, Quarter 1          352.5           66.3           52.8          1,605.3            2,076.9
--------------- --------------- ------------- --------------- ------------------ ------------------

(1) Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed-rate mortgage securities.

The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, net premium on the collateral for collateralized bonds and securities at March 31, 2003 was $15.1 million, or approximately 0.73% of the aggregate balance of collateral for collateralized bonds and securities. The $15.1 million net premium consists of gross collateral premiums of $37.1 million, less gross collateral discounts of $22.1 million. Of the $37.1 million in gross premiums on collateral, $22.1 million relates to the premium on multifamily and commercial mortgage loans with a principal balance of $774.6 million at March 31, 2003, and that have prepayment lockouts and yield maintenance provisions generally extending to at least 2008. Net premium on such multifamily and commercial loans is $22.1 million. Amortization expense as a percentage of principal paydowns has increased to 1.32% for the three months ended March 31, 2003 from 1.53% for the same period in 2002. The principal prepayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 24% for the three months ended March 31, 2003. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans.

                         Premium Basis and Amortization
                                 ($ in millions)
--------------------------------------------------------------------------------
                                                 CPR       Amortization Expense
                     Net      Amortization   Annualized    as a % of Principal
                   Premium      Expense         Rate             Paydowns
--------------------------------------------------------------------------------
2002, Quarter 1 $    20.0    $    2.4       $     157.4           1.53%
2002, Quarter 2      18.3         1.5             108.3           1.39%
2002, Quarter 3      16.7         1.6              94.5           1.70%
2002, Quarter 4      16.2         0.5              95.5           0.57%
2003, Quarter 1      15.1         1.1              85.4           1.32%
--------------------------------------------------------------------------------
(1) Represents total principal reduction for the period consistent with the basis for the calculation of the annualized CPR rate..

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

The following table summarizes the aggregate principal amount of collateral for collateralized bonds and securities outstanding; the direct credit exposure retained by the Company (represented by the amount of over-collateralization pledged and subordinated securities owned by the Company), net of the credit reserves and discounts maintained by the Company for such exposure; and the actual credit losses incurred for each year.

     The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. These additional protections include loss reimbursement guarantees with a remaining balance of $30.2 million and a remaining deductible aggregating $1.4 million on $72.1 million of securitized single family mortgage loans which are subject to such reimbursement agreements; guarantees aggregating $28.7 million on $302.4 million of securitized commercial mortgage loans, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; and $241.4 million of securitized single family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 53% on such policies before the Company would incur losses. This table excludes any credit exposure on unsecuritized loans and other investments.


                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)
--------------------------------------------------------------------------------
                                                            Credit Exposure, Net
                 Outstanding    Credit Exposure,    Actual  f Credit Reserves to
                Loan Principal       Net of         Credit    Outstanding Loan
                   Balance      Credit Reserves     Losses        Balance
---------------------------------------------------------------------------
2002, Quarter 1  $  2,423.0  $    141.8           $     6.0         5.85%
2002, Quarter 2     2,437.8       114.6                 8.4         4.70%
2002, Quarter 3     2,340.5       110.2                 8.3         4.71%
2002, Quarter 4     2,246.9        91.9                 7.7         4.09%
2003, Quarter 1     2,082.3        90.1                 6.2         4.33%
--------------------------------------------------------------------------------

The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which Dynex has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding collateral balance have increased to 2.71% at March 31, 2003 from 2.59% at March 31, 2002. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of March 31, 2003, management believes the level of credit reserves is appropriate for currently existing losses.

                           Delinquency Statistics (1)

---------------------------------------------------------------------------
                    60 to 90 days         90 days and over
                     delinquent            delinquent(2)              Total
---------------------------------------------------------------------------
2002, Quarter 1         0.76%                 1.83%                   2.59%
2002, Quarter 2         0.59%                 2.19%                   2.78%
2002, Quarter 3         0.34%                 2.14%                   2.48%
2002, Quarter 4         0.64%                 2.07%                   2.71%
2003, Quarter 1         0.51%                 2.20%                   2.71%
---------------------------------------------------------------------------
(1)  Excludes other investments and unsecuritized loans.
(2)  Includes foreclosures, repossessions and REO.

General and Administrative Expense The following tables present a breakdown of general and administrative expense by category and business unit.

----------------------------- -------------- -------------------- --------------
                               Servicing     Corporate/Investment      Total
                                             Portfolio Management
----------------------------- -------------- -------------------- --------------
2002, Quarter 1 .............   $    893.5      $  1,000.6          $  1,894.1
2002, Quarter 2 .............      1,036.8         1,587.5             2,624.3
2002, Quarter 3 .............      1,122.2         1,103.7             2,225.9
2002, Quarter 4 .............      1,221.5         1,526.9             2,748.4
2003, Quarter 1 .............      1,146.6           874.2             2,020.8
----------------------------- -------------- -------------------- --------------

Supplemental Information For Collateralized Bond Securities

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

The Company analyzes and values its investment in collateral for collateralized bonds on a net investment basis. The Company estimates the fair value of its net investment in collateralized bond securities as the present value of the projected cash flow from the collateral, adjusted for the impact of and assumed level of future prepayments and credit losses, less the projected principal and interest due on the bonds owned by third parties. Below is a summary as of March 31, 2003, by each series where the fair value exceeds $0.5 million of the Company's net investment in collateralized bond securities. The Company master services four of its collateral for collateralized bond securities. Structured Asset Securitization Corporation (SASCO) Series 2002-9 is master-serviced by Wells Fargo Bank. CCA One Series 2 and Series 3 are master-serviced by Bank of New York. Monthly payment reports for those securities master-serviced by the Company may be found on the Company's website at www.dynexcapital.com.

The following tables show the Company's net investment in each of the securities presented below on both a principal balance and amortized cost basis, as those terms are defined above. The accompanying consolidated financial statements of the Company present the collateral for collateralized bonds as an asset, and presents the associated collateralized bond obligation as a non-recourse liability. In addition, the Company carries only its investment in MERIT Series 11 at fair value. As a result, the table below is not meant to present the Company's investment in collateral for collateralized bonds or collateralized bonds in accordance with generally accepted accounting principles applicable to the Company's transactions. See below for a reconciliation of the amounts included in the table to the Company's consolidated financial statements.


---------------------------------------------------------------------------------------------------------------------
(amounts in thousands                                                  Principal
                                                      Principal       Balance of       Principal        Amortized
                                                       Balance      Collateralized      Balance        Cost Basis
    Collateralized                                        Of             Bonds             Of              Of
         Bond                                         Collateral    Outstanding to        Net              Net
      Series (1)             Collateral Type           Pledged       Third Parties     Investment      Investment
---------------------------------------------------------------------------------------------------------------------

MERIT Series 11         Securities backed by         $     315,065    $     275,612   $      39,453    $      28,687
                        single-family mortgage
                        and manufactured housing
                        loans

MERIT Series 12         Manufactured housing loans         246,576          223,371          23,205           20,913

MERIT Series 13         Manufactured housing loans         296,500          264,847          31,653           26,256

SASCO 2002-9            Single family loans                434,416          423,029          11,387           21,460

MCA Series 1            Commercial mortgage loans           81,741           77,022           4,719             (175)

CCA One Series 2        Commercial mortgage loans          293,421          271,317          22,104            8,363

CCA One Series 3        Commercial mortgage loans          398,421          354,397          44,024           51,449
---------------------------------------------------------------------------------------------------------------------

                                                     $   2,066,140    $   1,889,595   $     176,545    $     156,953
---------------------------------------------------------------------------------------------------------------------

(1) MERIT stands for MERIT Securities Corporation; MCA stands for Multifamily Capital Access One, Inc. (now known as Commercial Capital Access One, Inc.); and CCA stands for Commercial Capital Access One, Inc. Each such entity is a wholly owned limited purpose subsidiary of the Company. SASCO stands for Structured Asset Securitization Corporation

The following table reconciles the balances presented in the table above with the amounts included for collateral for collateralized bonds and collateralized bonds in the accompanying consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                       Collateral
                                                                For           Collateralized            Net
                                                           Collateralized          Bonds            Investment
                                                               Bonds
--------------------------------------------------------------------------------------------------------------------

Principal balances per the above table                     $   2,066,140      $   1,889,595       $    176,545
Principal balance of security excluded from above table            5,148              5,126                 22
Premiums and discounts                                             1,325             26,368            (25,043)
Accrued interest and other                                        14,346              7,884              6,462
Allowance for loan losses                                        (26,590)                -             (26,590)
--------------------------------------------------------------------------------------------------------------------
Balance per consolidated financial statements              $   2,060,369      $   1,928,973       $     131,396
--------------------------------------------------------------------------------------------------------------------


The following table summarizes the fair value of the Company's net investment in collateralized bond securities, the various assumptions made in estimating value, and the cash flow received from such net investment during 2003. As the Company does not present its investment in collateralized bonds on a net investment basis and carries only its investment in MERIT Series 11 at fair value, the table below is not meant to present the Company's investment in collateral for collateralized bonds or collateralized bonds in accordance with generally accepted accounting principles applicable to the Company's transactions.


--------------------------------------------------------------------------------------------------------------------
                                               Fair Value Assumptions                   ($ in thousands)
                     -----------------------------------------------------------------------------------------------
Collateralized Bond   Weighted-average                       Projected cash   Fair value of net      Cash flows
       Series        prepayment speeds        Losses        flow termination    investment (1)   received in 2003,
--------------------------------------------------------------------------------------------------------------------
MERIT Series 11      30%-45% CPR on SF  3.4% annually on   Anticipated final     $      29,308      $       4,169
                       securities; 8%   MH loans           maturity in 2025
                         CPR on MH
                         securities

MERIT Series 12            7% CPR       3.6% annually on   Anticipated final             1,847                260
                                        MH loans           maturity in 2027

MERIT Series 13            8% CPR       4.3% annually      Anticipated final             1,048                291
                                                           maturity in 2026

SASCO 2002-9              30% CPR       0.2% annually      Anticipated call             29,503              2,078
                                                           date in 2005

MCA One Series 1            (3)         0.80% annually     Anticipated final             2,514                116
                                                           maturity in 2018

CCA One Series 2            (4)         0.40% annually     Anticipated call             10,188                431
                                        beginning in 2004  date in 2012

CCA One Series 3            (4)         0.60% annually     Anticipated call             20,043                596
                                        beginning in 2003  date in 2009
--------------------------------------------------------------------------------------------------------------------
                                                                                 $      94,451      $       7,941
--------------------------------------------------------------------------------------------------------------------

(1) Calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows were based on the forward LIBOR curve as of March 31, 2003, and incorporates the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used in the projection would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.
(2) Cash flows received by the Company during the year, equal to the excess of the cash flows received on the collateral pledged, over the cash flow requirements of the collateralized bond security
(3)  Computed at 0% CPR
(4)  Computed at 0% CPR until the respective call date

The above tables illustrate the Company's estimated fair value of its net investment in certain collateralized bond securities. In its consolidated financial statements, the Company carries its investments at amortized cost, except for its investment in MERIT Series 11, which it carries at estimated fair value. Including the recorded allowance for loan losses of $26.6 million, the Company's net investment in collateralized bond securities is approximately $131.1 million. This amount compares to an estimated fair value, utilizing a discount rate of 16%, of approximately $94.5 million, as set forth in the table above.

The following table compares the fair value of these investments at various discount rates, but otherwise using the same assumptions as set forth for the two immediately preceding tables:

                          Fair Value of Net Investment

--------------------------------------------------------------------------------
    Collateralized      12%           16%            20%             25%
      Bond Series
------------------ ------------- ------------- --------------- -----------------
MERIT Series 11A   $    32,154   $    29,308    $    27,005     $    24,682
MERIT Series 12-1        1,731         1,847          1,893           1,891
MERIT Series 13            749         1,048          1,242           1,387
SASCO 2002-9            30,839        29,503         28,252          26,796
MCA One Series 1         3,152         2,514          2,043           1,618
CCA One Series 2        12,606        10,188          8,401           6,785
CCA One Series 3        24,606        20,043         16,818          13,648
------------------ ------------- ------------- --------------- -----------------
                   $   105,837   $    94,451    $    85,654     $    76,807
--------------------------------------------------------------------------------


                         LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations from a variety of sources. These sources have included cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments. In addition, while the Company was actively originating loans for its investment portfolio, the Company funded these operations through short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of collateralized bonds). The Company's investment portfolio continues to provide positive cash flow, which can be utilized by the Company for reinvestment or other purposes. Should the Company's future operations require access to sources of capital such as lines of credit and repurchase agreements, the Company believes that it would be able to access such sources.

The Company's cash flow from its investment portfolio for the quarter ended March 31, 2003 was approximately $14.3 million. Such cash flow is after payment of principal and interest on the associated collateralized bonds (i.e., non-recourse debt) outstanding. From the cash flow on its investment portfolio, the Company funds its operating overhead costs, including the servicing of its delinquent property tax receivables, and repays any remaining recourse debt. Excluding any cash flow derived from the sale or re-securitization of assets, and assuming that short-term interest rates remain stable, the Company anticipates that the cash flow from its investment portfolio over 2003 will decline as assets in the investment portfolio continue to pay down. The Company anticipates, however, that it will have sufficient cash flow from its investment portfolio to meet all of its obligations on both a short-term and long-term basis.

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

Recourse Debt. During the quarter ended March 31, 2003, the Company issued $32.1 million of 9.50% senior unsecured notes due February 2005 (the "February 2005 Senior Notes") in connection with a tender offer on the Company's preferred stock. The February 2005 Senior Notes were issued in exchange for 1,156,891 shares of Series A, Series B and Series C preferred stock. Principal payments in the amount of $4.0 million, along with interest payments at a rate of 9.50% per annum, are due quarterly beginning May 2003, with final payment due on February 28, 2005. The Company at its option can prepay the February 2005 Senior Notes in whole or in part, without penalty, at any time. The February 2005 Senior Notes prohibit distributions on the Company's capital stock until they are fully repaid, except distributions necessary for the Company to maintain REIT status.

Non-recourse Debt. Dynex,  through  limited-purpose  finance  subsidiaries,  has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex. Collateral for collateralized bonds is not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At March 31, 2003, Dynex had $1.9 billion of collateralized bonds outstanding.

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

Interest Rate Fluctuations. The Company's income depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently pledged as collateral for collateralized bonds by the Company are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse debt, approximately $227.0 million of which is variable rate. In addition, a significant amount of the investments held by the Company is adjustable-rate collateral for collateralized bonds. These investments are financed through non-recourse long-term collateralized bonds. The net interest spread for these investments could decrease materially during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps, whereas the related borrowing has no delayed resets or such interest rate caps.

Defaults. Defaults by borrowers on loans retained by the Company may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company. The allowance for losses is calculated on the basis of historical experience and management's best estimates. Actual default rates or loss severity may differ from the Company's estimate as a result of economic conditions. In particular, the default rate and loss severity on the Company's portfolio of manufactured housing loans has been higher than initially estimated. Actual defaults on ARM loans may increase during a rising interest rate environment. The Company believes that its reserves are adequate for such risks on loans that were delinquent as of March 31, 2003.

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

Regulatory Changes. The Company's businesses as of March 31, 2003 are not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables.


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

The following table summarizes the Company's net interest margin cash flow sensitivity analysis as of March 31, 2003. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a shift in interest rates as discussed above. Other investments are excluded from this analysis because they are not interest rate sensitive. The "Base" case represents the interest rate environment as it existed as of March 31, 2003. At March 31, 2003, One-Month LIBOR was 1.30% and Six-Month LIBOR was 1.23%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's assets and liabilities, and there are likely to be such changes in the future.


         Basis Point                           % Change in Net
          Increase                             Interest Margin
        (Decrease) In                           Cash Flow From
       Interest Rates                             Base Case
------------------------------            ---------------------------
            +200                                    (9.5)%
            +100                                    (5.8)%
            Base                                      -
            -100                                     7.7%
            -200                                    16.7%

Approximately $471.6 million of the Company's investment portfolio as of March 31, 2003 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 73% and 14% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

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

The remaining portion of the Company's investment portfolio as of March 31, 2003, approximately $1.6 billion, is comprised of loans or securities that have coupon rates that are fixed. The Company has substantially limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds which approximated $1.2 billion as of March 31, 2003, and
(ii) equity, which was $174.0 million. Overall, the Company's interest rate risk is primarily related both to the rate of change in short term interest rates, and to the level of short-term interest rates.

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

The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., are defendants in state court in Dallas County, Texas in the matter of Basic Capital Management et al ("BCM") versus Dynex Commercial, Inc. et al. The suit was filed in April 1999 originally against DCI, and in March 2000, BCM amended the complaint and added the Company. The current complaint alleges that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160 million "master" loan commitment entered into in February 1998 and a second alleged loan commitment of approximately $9 million; that DCI and the Company made negligent misrepresentations in connection with the alleged $160 million commitment; and that DCI and the Company fraudulently induced BCM into canceling the alleged $160 million master loan commitment in January 1999. Plaintiff BCM is seeking damages approximating $40 million, including approximately $37 million for DCI's breach of the alleged $160 million master loan commitment, approximately $1.6 million for alleged failure to make additional tenant improvement advances, and approximately $1.9 million for DCI's not funding the alleged $9 million commitment. DCI and the Company are vigorously defending the claims on several grounds. The Company was not a party to the alleged $160 million master commitment or the alleged $9 million commitment. The Company has filed a counterclaim for damages approximating $11 million against BCM. Commencement of the trial of the case in Dallas, Texas is anticipated in September 2003.

In November 2002, the Company received notice of a Second Amended Complaint filed in the First Judicial District, Jefferson County, Mississippi in the matter of Barbara Buie and Elizabeth Thompson versus East Automotive Group, World Rental Car Sales of Mississippi, AutoBond Acceptance Corporation, Dynex Capital, Inc. and John Does # 1-5. The Second Amended Complaint represents a re-filing of the First Amended Complaint against the Company, which was dismissed by the Court without prejudice in August 2001. The Second Amended Complaint in reference to the Company alleges that Plaintiffs were the beneficiaries of a contract entered into between AutoBond Acceptance Corporation and the Company, and alleges that the Company breached such contract and that such breach caused them to suffer economic loss. The Plaintiffs are seeking compensatory damages of $1 million and punitive damages of $1 million. Defendants East Automotive Group and World Rental Car Sales of Mississippi have also filed cross complaints against the Company. In February 2003, both the Second Amended Complaint and the cross complaint were dismissed with prejudice by the Mississippi Court.

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


Item 2.  Changes in Securities and Use of Proceeds


On February 28, 2003, the Company completed a tender offer for shares of its Series A, Series B and Series C Preferred Stock. The Company purchased for cash 188,940 shares of its Series A Preferred Stock, 272,977 shares of its Series B Preferred Stock and 268,792 shares of its Series C Preferred Stock for a total cash payment of $19.3 million. In addition, the Company exchanged $32.1 million of February 2005 Senior Notes for an additional 309,503 shares of Series A Preferred Stock, 417,541 shares of Series B Preferred Stock and 429,847 shares of Series C Preferred Stock. The tender offer resulted in a preferred stock benefit of $12.4 million comprised the elimination of dividends-in-arrears of $16.5 million for the shares tendered, less the premium paid on the Preferred Stock in excess the book value of such Preferred Stock, of $4.0 million. In addition, until the February 2005 Senior Notes have been fully repaid, the company is effectively prohibited from engaging in any future tender offers for its Preferred Stock and from making any distributions with respect to the Preferred Stock except as required for the Company to maintain its status as a REIT. The Company relied on Section 3(a)(9) of the Securities Act of 1933 for an exemption from the registration requirements of Section 5.

Item 3.  Defaults Upon Senior Securities

See Note 9 to accompanying condensed consolidated financial statements in Part I
Item 1.


Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                     99.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                     99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DYNEX CAPITAL, INC.




Dated:  May 14, 2003                 By:      /s/ Stephen J. Benedetti
                                          --------------------------------------
                                          Stephen J. Benedetti,
                                          Executive Vice President
                                          (Principal Executive Officer)

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


Dated:  May 14, 2003                   By:      /s/ Stephen J. Benedetti
                                            ------------------------------------
                                            Stephen J. Benedetti,
                                            Principal Executive Officer

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


Dated:  May 14, 2003                 By:      /s/ Stephen J. Benedetti
                                          --------------------------------------
                                          Stephen J. Benedetti,
                                          Chief Financial Officer

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Dynex Capital, Inc. (the "Company") on Form 10-Q for the quarter ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen
J. Benedetti, the Principal Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  May 14, 2003                      By:      /s/ Stephen J. Benedetti
                                               ---------------------------------
                                               Stephen J. Benedetti,
                                               Principal Executive Officer

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Dynex Capital, Inc. (the "Company") on Form 10-Q for the quarter ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen
J. Benedetti, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1)      The  Report fully complies with  the  requirements of  Section
                  13(a)  or 15(d) of the Securities  Exchange Act of 1934;   and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Dated:  May 14, 2003                 By:      /s/ Stephen J. Benedetti
                                          --------------------------------------
                                          Stephen J. Benedetti,
                                          Chief Financial Officer