Form 10-Q
period 2003-09-30
DYNEX CAPITAL INC
filed 2003-11-25
CIK 826675

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarter ended September 30, 2003

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

As of October 31, 2003, the registrant had 10,873,903 shares of common stock outstanding with a par value of $.01 per share, which is the registrant's only class of common stock.


================================================================================

                               DYNEX CAPITAL, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                                                Page
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at September 30, 2003
                  and December 31, 2002 (as restated) (unaudited).................................................1

                  Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002  (as restated) (unaudited) ...................................2

                  Condensed Consolidated Statements of Cash Flows for
                  the nine months ended September 30, 2003 and 2002 (as restated) (unaudited) ....................3

                  Notes to Unaudited Condensed Consolidated Financial Statements..................................4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................................12

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....................................25

         Item 4.  Controls and Procedures........................................................................26


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings .............................................................................27

         Item 2.  Changes in Securities and Use of Proceeds......................................................28

         Item 3.  Defaults Upon Senior Securities................................................................28

         Item 4.  Submission of Matters to a Vote of Security Holders............................................28

         Item 5.  Other Information..............................................................................28

         Item 6.  Exhibits and Reports on Form 8-K...............................................................28


SIGNATURES        ...............................................................................................29

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)


                                                                                  -------------------- ---- ---------------------
                                                                                     September 30,              December 31,

                                                                                         2003                       2002
                                                                                  --------------------      ---------------------
                                                                                                             (As Restated, See
                                                                                                                  Note 13)
ASSETS
Cash and cash equivalents                                                             $        9,208            $       15,077
Other assets                                                                                   3,308                     4,912
                                                                                  --------------------      ---------------------
                                                                                              12,516                    19,989
                                                                                  --------------------      ---------------------
Investments:
  Collateral for collateralized bonds:
    Loans, net                                                                            1,605,774                 1,818,577
    Debt securities, available-for-sale                                                     274,589                   329,920
  Other investments                                                                          48,195                    54,322
  Other loans                                                                                 9,647                     9,288
  Securities                                                                                  2,076                     6,208
                                                                                  --------------------      ---------------------
                                                                                          1,940,281                 2,218,315
                                                                                  --------------------      ---------------------
                                                                                     $    1,952,797            $    2,238,304
                                                                                  ====================      =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Collateralized bonds                                                                 $    1,776,110            $    2,013,271
Senior notes                                                                                 14,059                         -
Accrued expenses and other liabilities                                                        1,200                     1,612
                                                                                  --------------------      ---------------------
                                                                                          1,791,369                 2,014,883
                                                                                  --------------------      ---------------------
Commitments and contingencies (Note 11)                                                           -                         -

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized:
   9.75% Cumulative Convertible Series A, 493,595 and 992,038 shares issued and              11,274                    22,658
     outstanding, respectively ($16,033 and $31,353 aggregate liquidation preference, respectively)
   9.55% Cumulative Convertible Series B, 688,189 and 1,378,707 shares issued                16,109                    32,273
     and outstanding, respectively ($22,698 and $44,263 aggregate liquidation preference, respectively)
   9.73% Cumulative Convertible Series C, 684,893 and 1,383,532 shares issued                19,630                    39,655
     and outstanding, respectively ($27,795 and $54,634 aggregate liquidation preference, respectively)
Common  stock,  par  value  $0.01  per  share,  100,000,000  shares  authorized,                109                       109
   10,873,903 shares issued and outstanding
Additional paid-in capital                                                                  360,684                   364,743
Accumulated other comprehensive loss                                                         (3,965)                   (4,832)
Accumulated deficit                                                                        (242,413)                 (231,185)
                                                                                  --------------------      ---------------------
                                                                                            161,428                   223,421
                                                                                  --------------------      ---------------------
                                                                                     $    1,952,797            $    2,238,304
                                                                                  ====================      =====================

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (UNAUDITED)
(amounts in thousands except share and per share data)

                                                     ------------------------------------- --- -------------------------------------
                                                       Three Months Ended September 30,          Nine months Ended September 30,
                                                     -------------------------------------     -------------------------------------
                                                          2003                 2002                 2003                 2002
                                                     ----------------     ----------------     ----------------     ----------------
Interest income:                                                          (As Restated,                             (As Restated,
                                                                           See Note 13)                              See Note 13)
   Collateral for collateralized bonds                 $   34,457           $   41,878           $  107,927           $  129,066
   Other investments                                        1,018                1,391                3,522                4,288
   Other loans                                                175                  109                  428                  318
   Securities                                                 199                  289                  608                  746
                                                     ----------------     ----------------     ----------------     ----------------
                                                           35,849               43,667              112,485              134,418

Interest and related expense:
   Collateralized bonds                                    26,389               31,278               81,609               95,040
   Senior notes                                               556                  162                1,540                2,134
   Other                                                       72                   41                  234                  462
                                                     ----------------     ----------------     ----------------     ----------------
                                                           27,017               31,481               83,383               97,636
                                                     ----------------     ----------------     ----------------     ----------------

Net interest margin before provision for loan
   losses                                                   8,832               12,186               29,102               36,782
Provision for loan losses                                  (5,831)              (5,408)             (29,715)             (16,292)
                                                     ----------------     ----------------     ----------------     ----------------
Net interest margin                                         3,001                6,778                 (613)              20,490

Impairment charges                                         (2,277)              (2,469)              (4,482)              (9,553)
Gain (loss) on sale of investments, net                       769                 (257)               1,779                  (84)
Trading losses                                                  -               (4,035)                   -               (3,307)
Other                                                         130                  692                  170                1,403
General and administrative expenses                        (2,124)              (2,226)              (6,296)              (6,744)
                                                     ----------------     ----------------     ----------------     ----------------
Net (loss) income                                            (501)              (1,517)              (9,442)               2,205
Preferred stock (charge) benefit                           (1,191)              (2,397)               8,039               (7,189)
                                                     ----------------     ----------------     ----------------     ----------------
Net loss to common shareholders                        $   (1,692)          $   (3,914)          $   (1,403)          $   (4,984)
                                                     ----------------     ----------------     ----------------     ----------------

Change in net unrealized loss during period on:
   Investments classified as available-for-sale            (2,004)                 502                  976               (5,396)
   Hedge instruments                                        1,010               (3,952)                (109)              (3,578)
                                                     ----------------     ----------------     ----------------     ----------------
Comprehensive loss                                     $   (1,495)          $   (4,966)          $   (8,575)          $   (6,769)
                                                     ================     ================     ================     ================

Net loss per common share:
   Basic and diluted                                   $     (0.16)         $    (0.36)          $    (0.13)          $    (0.46)
                                                     ================     ================     ================     ================

Weighted average number of common shares
   outstanding; basic and diluted                      10,873,903           10,873,903           10,873,903           10,873,866
                                                     ================     ================     ================     ================

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
   OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

                                                                                -------------------------------------------------
                                                                                               Nine months Ended
                                                                                                 September 30,
                                                                                -------------------------------------------------
                                                                                        2003                       2002
                                                                                ----------------------    -----------------------
                                                                                                            (As Restated, See
                                                                                                                 Note 13)
 Operating activities:
   Net loss                                                                          $      (9,442)            $       2,205
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Provision for loan losses                                                            29,715                    16,292
       Impairment charges                                                                    4,482                     9,553
       Net (gain) loss on sale of investments                                               (1,779)                       84
       Amortization and depreciation                                                           947                    10,982
       Net change in other assets, accrued expenses and other liabilities                    1,332                    (7,911)
                                                                                ----------------------    -----------------------
          Net cash and cash equivalents provided by operating activities                    25,255                    31,205
                                                                                ----------------------    -----------------------

 Investing activities:
   Purchase of or advances on investments                                                   (1,669)                 (165,149)
   Principal payments on collateral                                                        228,325                   338,716
   Principal payments on (purchase of, net) loans                                            1,622                    (5,280)
   Payments received on securities and other investments                                    11,537                    15,700
   Proceeds from sales of securities and other investments                                   2,536                       196
   Other                                                                                       170                      (238)
                                                                                ----------------------    -----------------------
        Net cash and cash equivalents provided by investing activities                     242,521                   183,945
                                                                                ----------------------    -----------------------

 Financing activities:
   Proceeds from issuance of bonds                                                               -                   605,272
   Principal payments on collateralized bonds                                             (234,285)                 (762,177)
   Repayment of senior notes                                                               (18,020)                  (57,890)
   Retirement of preferred stock                                                           (19,553)                        -
   Dividends paid                                                                           (1,787)                   (1,199)
                                                                                ----------------------    -----------------------
                                                                                ----------------------    -----------------------
        Net cash and cash equivalents used for financing activities                       (273,645)                 (215,994)
                                                                                ----------------------    -----------------------
 Net decrease in cash and cash equivalents                                                  (5,869)                     (844)
 Cash and cash equivalents at beginning of period                                           15,077                     7,129
                                                                                ----------------------    -----------------------
 Cash and cash equivalents at end of period                                          $       9,208             $       6,285
                                                                                ======================    =======================

 Supplement disclosures of cash flow information:
   Cash paid for interest                                                            $      81,610             $     100,080
                                                                                ======================    =======================

Supplemental disclosure of non-cash financing activities:
    9.50% senior unsecured notes due February 2005 issued in connection with
       Preferred Stock tender offer                                                  $      32,079             $           -
                                                                                ======================    =======================

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003
(amounts in thousands except share and per share data)


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

In the opinion of management, all significant adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Certain reclassifications have been made to the financial statements for 2002 to conform to the presentation for 2003, including the reclassification of the extraordinary gain recorded in the three and nine month periods ended September 30, 2002 pursuant to the adoption of SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections".


NOTE 2 - FAIR VALUE

Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. Estimates of fair value for securities may be based on market prices provided by certain dealers. Estimates of fair value for certain other securities are determined by calculating the present value of the projected cash flows of the instruments using market-based discount rates, prepayment rates and credit loss assumptions. The estimate of fair value for securities pledged as collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments using prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those the Company believes would be used by third parties. Such discount rate used in the determination of fair value of securities pledged as collateral for collateralized bonds was 16% at September 30, 2003 and December 31, 2002. Prepayment rate assumptions at September 30, 2003, and December 31, 2002, were generally at a "constant prepayment rate," or CPR ranging from 35%-40% for 2003 and 30%-45% for 2002 for collateral for collateralized bonds consisting of securities backed by single-family mortgage loans and a CPR equivalent of 9%-10% for 2003 and 10%-12% for 2002 for collateral for collateralized bonds consisting of securities backed by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary depending on the collateral pledged.


NOTE 3 - NET LOSS PER COMMON SHARE

Net loss per common share is presented on both a basic net loss per common share and diluted net loss per common share basis. Diluted net loss per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method and stock appreciation rights to the extent that there are rights outstanding, using the treasury stock method, but only if these items are dilutive. The preferred stock is convertible into one share of common stock for two shares of preferred stock. Differences between the potentially dilutive preferred stock charge and preferred stock benefit included in net loss to common shareholders is discussed in Note 9.

The following table reconciles the numerator and denominator for both basic and diluted net loss per common share for the three and nine months ended September 30, 2003 and 2002.

----------------------------------------------------------------------------------------------------------------------------
                                     Three Months Ended September 30,                Nine months Ended September 30,
                              ----------------------------------------------------------------------------------------------
                                       2003                    2002                    2003                   2002
                              ----------------------------------------------------------------------------------------------
                                           Weighted-     Loss      Weighted-     Loss      Weighted-             Weighted-
                                            Average                 Average                 Average               Average
                                            Number                  Number                  Number     Income      Number
                                 Loss      Of Shares               Of Shares               Of Shares   (loss)    Of Shares
                              ----------- ----------------------- ----------------------- ---------------------- -----------
Net (loss) income              $   (501)               $ (1,517)               $ (9,442)               $ 2,205
Preferred stock (charge)
  benefit                        (1,191)                 (2,397)                  8,039                 (7,189)
                              -------------           -----------             -----------             ----------
Net loss to common
  shareholders                 $ (1,692)  10,873,903   $ (3,914)  10,873,903   $ (1,403)  10,873,903   $(4,984)  10,873,866
                              =========== ===========  ========== ===========  =========  ==========   ========  ===========

Net loss per share:
  Basic and diluted                          $ (0.16)                $ (0.36)                $ (0.13)               $ (0.46)
                                          ===========             ===========             ===========            ===========

Reconciliation of shares not
  included in calculation of
  earnings per share due to
  antidilutive effect
   Series A                    $   (289)    246,798    $   (580)    496,019    $   (964)    300,659    $(1,741)    496,019
   Series B                        (403)    344,095        (807)    689,354      (1,342)    418,711     (2,419)    689,354
   Series C                        (499)    342,447      (1,010)    691,766      (1,669)    417,940     (3,029)    691,766
   Expense and incremental
   shares of stock                    -      19,304           -      16,187           -      19,170          -      16,486
   appreciation rights
                              ----------- ----------------------- ----------------------- ---------------------- -----------
                               $ (1,191)    952,644    $ (2,397)  1,893,326    $ (3,975)  1,156,480    $(7,189)  1,893,625
                              =========== ======================= ======================= ====================== ===========


NOTE 4 - COLLATERAL FOR COLLATERALIZED BONDS

The following table summarizes the types of collateral for collateralized bonds as of September 30, 2003 and December 31, 2002:

----------------------------------------------------------------------------------- -------------------- -- ----------------
                                                                                       September 30,         December 31,
                                                                                           2003                  2002
----------------------------------------------------------------------------------- -------------------- -- ----------------
  Loans, at amortized cost                                                              $ 1,646,749           $ 1,844,025
  Allowance for loan losses                                                                 (40,975)              (25,448)
----------------------------------------------------------------------------------- -------------------- -- ----------------
  Loans, net                                                                              1,605,774             1,818,577
----------------------------------------------------------------------------------- -------------------- -- ----------------
  Debt securities, at fair value                                                            274,589               329,920
----------------------------------------------------------------------------------- -------------------- -- ----------------
                                                                                        $ 1,880,363           $ 2,148,497

The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as collateral for collateralized bonds as of September 30, 2003 and December 31, 2002:

----------------------------------------------------------------------------- ---------------------- --- -------------------
                                                                                 September 30,           December 31, 2002
                                                                                      2003
----------------------------------------------------------------------------- ---------------------- --- -------------------
  Debt securities, at amortized cost                                              $   273,986                $   329,621
  Gross unrealized gains                                                                  603                        322
  Gross unrealized losses                                                                   -                        (23)
----------------------------------------------------------------------------- ---------------------- --- -------------------
  Estimated fair value                                                            $   274,589                $   329,920
----------------------------------------------------------------------------- ---------------------- --- -------------------

The components of collateral for collateralized bonds at September 30, 2003 and December 31, 2002 are as follows:

 ------------------------------------- ---------------------------------------- -- -----------------------------------------
                                                 September 30, 2003                           December 31, 2002
                                       ----------------------------------------    -----------------------------------------
                                          Loans,        Debt         Total            Loans,        Debt          Total
                                           net       Securities                        net       Securities
 ------------------------------------- ------------- ------------ -------------    ------------- ------------ --------------
 Collateral, net                        $1,583,674     $271,149    $1,854,823       $1,791,679     $325,819    $2,117,498
 Funds held by trustees                        130          239           369              140          515           655
 Accrued interest receivable                10,250        1,630        11,880           11,741        2,120        13,861
 Unamortized premiums and discounts,
     net                                    11,720          968        12,688           15,017        1,167        16,184
 Unrealized gain, net                            -          603           603                -          299           299
 ------------------------------------- ------------- ------------ -------------    ------------- ------------ --------------
                                        $1,605,774     $274,589   $1,880,363        $1,818,577     $329,920    $2,148,497
 ------------------------------------- ------------- ------------ ------------- -- ------------- ------------ --------------


NOTE 5 - OTHER INVESTMENTS

The following table summarizes the Company's other investments as of September 30, 2003 and December 31, 2002:

---------------------------------------------------------------------------------- ------------------ -- ------------------
                                                                                     September 30,        December 31, 2002
                                                                                         2003
---------------------------------------------------------------------------------- ------------------ -- ------------------
  Delinquent property tax receivables and securities, at amortized cost                $   43,298            $   48,932
  Real estate owned                                                                         4,887                 5,251
  Other                                                                                        10                   139
---------------------------------------------------------------------------------- ------------------    ------------------
                                                                                       $   48,195            $   54,322
---------------------------------------------------------------------------------- ------------------ -- ------------------

During the nine months ended September 30, 2003 and 2002, the Company collected an aggregate $8,798 and $13,085, respectively, including net sales proceeds from related real estate owned. The Company also accrued interest income of $3,437 and $4,188, respectively, during such periods, on a level-yield basis. During the three months ended September 30, 2003, as a result of a change in estimated collections on a certain delinquent property tax receivable security, the Company recorded an other-than-temporary impairment charge of $2,219 and ceased interest accrual on these receivables. This impairment charge was recorded as a change in estimate, and was based upon collection trends and weakening economic conditions in the greater Pittsburgh area, where the bulk of the delinquent property tax receivables collateralizing this security are located. These weakening economic conditions are expected to slow collections directly, impact underlying real estate values, and reduce or eliminate government programs that in the past have been favorable to collection results.


NOTE 6 - SECURITIES

The following table summarizes Dynex's amortized cost basis of securities classified as held-to-maturity and fair value of securities classified as available-for-sale, as of September 30, 2003 and December 31, 2002:

------------------------------------------------------------------------------------- ------------------ -- ----------------
                                                                                        September 30,        December 31,
                                                                                            2003                 2002
------------------------------------------------------------------------------------- ------------------ -- ----------------
Securities:
  Fixed-rate mortgage securities, available-for-sale                                      $   877              $  1,268
  Mortgage-related securities, available-for-sale                                             172                 3,770
------------------------------------------------------------------------------------- ------------------    ----------------
                                                                                            1,049                 5,038
  Gross unrealized gains                                                                      193                   935
  Gross unrealized losses                                                                     (92)               (1,409)
------------------------------------------------------------------------------------- ------------------ -- ----------------
  Securities, available-for-sale                                                            1,150                 4,564
  Asset-backed security, held-to-maturity                                                     926                 1,644
------------------------------------------------------------------------------------- ------------------ -- ----------------
                                                                                          $ 2,076               $ 6,208
------------------------------------------------------------------------------------- ------------------ -- ----------------


NOTE 7 - ALLOWANCE FOR LOAN LOSSES

The Company reserves for credit risk where it has exposure to losses on loans in its investment portfolio. The following table summarizes the aggregate activity for the allowance for loan losses on investments for the nine months ended September 30, 2003 and 2002:

------------------------------------------------------------------------- --------------------------------------------------
                                                                                   Nine months Ended September 30,
------------------------------------------------------------------------- --------------------------------------------------
                                                                                    2003                      2002
------------------------------------------------------------------------- -------------------------- -----------------------
Allowance at beginning of period                                                $  25,472                  $  21,508
Provision for loan losses                                                          29,715                     16,292
Credit losses, net of recoveries                                                  (14,194)                   (16,679)
------------------------------------------------------------------------- -------------------------- -----------------------
Allowance at end of period                                                      $  40,993                  $  21,121
------------------------------------------------------------------------- -------------------------- -----------------------

The Company continues to experience unfavorable results in its manufactured housing loan portfolio in terms of elevated delinquencies and loss severity on repossessed units. For the nine months ended September 30, 2003, the Company added $29,715 in provisions for loan losses, substantially all of which relates to the manufactured housing loan portfolio. Included in this amount is $14,400 in provision for loan losses recorded in June 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. Previously, the Company had not considered current loans to be impaired under generally accepted accounting principles and therefore had not previously provided allowances for loan losses with respect to these loans. Continued worsening trends in both the industry as a whole and the Company's pools of manufactured housing loans prompted the Company to prepare extensive analysis on these pools of loans. The Company has not originated any new manufactured housing loans since 1999, and has extensive empirical data on the historical performance of this static pool of loans. The Company analyzed performance and default activity for loans that were current at various points in time over the last 36 months, and based on that analysis, identified default trends on these loans. The Company also considered current market conditions in this analysis, with the expectation that these market conditions would continue for the foreseeable future. Given this new observable data, the Company now believes the inclusion of amounts in the provision for loan losses for loans which are current as to payment is an appropriate application of the definition of impairment within generally accepted accounting principles, and has accounted for the amount as a change in accounting estimate and accordingly recorded the amount as additional provision for loan losses. At September 30, 2003, the remaining net unreserved principal balance on manufactured housing loans where the Company has credit risk was $14,490.


NOTE 8 - SENIOR NOTES

The following table summarizes Dynex's recourse debt outstanding at September 30, 2003 and December 31, 2002:

----------------------------------------------------------------- -- ----------------------------
                                          September 30, 2003               December 31, 2002
----------------------------------------------------------------- -- ----------------------------
  9.50% Senior Notes (due 2/28/2005)          $    14,059                      $    -
----------------------------------------------------------------- -- ----------------------------

During the quarter ended March 31, 2003, the Company issued $32,079 of 9.50% senior unsecured notes due February 2005 (the "February 2005 Senior Notes") in connection with a tender offer on the Company's Preferred Stock. The February 2005 Senior Notes were issued in exchange for 1,156,891 shares of Series A, Series B and Series C Preferred Stock. See Note 9 for further discussion. Principal payments in the amount of $4,010, along with interest payments at a rate of 9.50% per annum, are due quarterly beginning May 2003, with final payment due on February 28, 2005. The Company at its option can prepay the February 2005 Senior Notes in whole or in part, without penalty, at any time. The Company redeemed $10,000 of the February 2005 Senior Notes in addition to the $4,010 most recent required quarterly principal payment. The February 2005 Senior Notes prohibit distributions on the Company's capital stock until they are fully repaid, except distributions necessary for the Company to maintain REIT status.


NOTE 9 - PREFERRED STOCK

As of September 30, 2003 and December 31, 2002, the total liquidation preference on the Preferred Stock was $66,526 and $130,250, respectively, and the total amount of dividends in arrears on Preferred Stock was $17,273 and $31,157, respectively. Individually, the amount of dividends in arrears on the Series A, the Series B, and the Series C Preferred Stock were $4,187 ($8.48 per Series A share), $5,837 ($8.48 per Series B share), and $7,249 ($10.58 per Series C share), respectively, at September 30, 2003 and $7,544 ($7.60 per Series A share), $10,485 ($7.60 per Series B share), and $13,128 ($9.49 per Series C share), respectively, at December 31, 2002.

On February 28, 2003, the Company completed a tender offer for shares of its Series A, Series B and Series C Preferred Stock. The Company purchased for cash 188,940 shares of its Series A Preferred Stock, 272,977 shares of its Series B Preferred Stock and 268,792 shares of its Series C Preferred Stock for a total cash payment of $19,286, and incurred $267 of fees and charges to complete the tender offer. In addition, the Company exchanged $32,079 of February 2005 Senior Notes for an additional 309,503 shares of Series A Preferred Stock, 417,541 shares of Series B Preferred Stock and 429,847 shares of Series C Preferred Stock. The tender offer resulted in a Preferred Stock benefit of $12,438 comprised of the elimination of dividends-in-arrears of $16,475 for the shares tendered, less the premium paid on the Preferred Stock in excess of the book value of such Preferred Stock of $4,059.


NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

In June 2002, the Company entered into an interest rate swap which matures on June 28, 2005, to mitigate its interest rate risk exposure on $100,000 in notional value of its variable rate collateralized bonds, which finance a like amount of fixed rate assets. Under the agreement, the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on One-Month LIBOR on the same amount. This contract has been treated as a cash flow hedge with changes in the value of the hedge being reported as a component of accumulated other comprehensive income. During the nine months ended September 30, 2003, the Company recognized $284 in other comprehensive income on this hedge instrument and incurred $1,870 of interest expense related to net payments made on this position. At September 30, 2003, the aggregate accumulated other comprehensive loss on this hedge instrument was $3,700. As the repricing dates, interest rate indices and formulae for computing net settlements of the interest rate swap agreement match the corresponding terms of the underlying collateralized bonds being hedged, no ineffectiveness is assumed on this agreement and, accordingly, any prospective gains or losses are included in Other Comprehensive Income until such time as all interest rate swap payments have been settled. Assuming no change in one-month LIBOR rates from September 30, 2003, over the next twelve months, the Company expects to reclassify $2,467 of this other comprehensive loss to interest expense.

In October 2002, the Company entered into a synthetic three-year amortizing interest-rate swap with an initial notional balance of approximately $80,000 and ending in September 2005 to mitigate its exposure to rising interest rates on a portion of its variable rate collateralized bonds, which finance a like amount of fixed rate assets. This contract is accounted for as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of accumulated other comprehensive income. At September 30, 2003, the current notional balance of the amortizing synthetic swap was $46,000, and the remaining weighted-average fixed-rate payable by the Company under the terms of the synthetic swap was 2.47%. During the nine months ended September 30, 2003, the Company recognized $393 in other comprehensive loss for the synthetic interest-rate swap, which includes unamortized losses, and incurred $223 of interest expense related to net payments made on this position. At September 30, 2003 and December 31, 2002, the aggregate accumulated other comprehensive loss on this hedge instrument was $871 and $477, respectively. The Company evaluated hedge effectiveness and determined that there was no material ineffectiveness to reflect in earnings. Assuming no change in Eurodollar rates from September 30, 2003, over the next twelve months, the Company expects to reclassify $573 into earnings.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. No hearing date has been set for the issues remanded back to the lower trial court. In August 2003, the Pennsylvania legislature signed a bill amending and clarifying certain provisions of the Pennsylvania statute governing GLS' right to the collection of certain interest, costs and expenses. If enacted as currently proposed, the law is retroactive to 1996, and amends and clarifies that as to items (ii)-(iv) noted above by the Supreme Court, that GLS can charge a full month's interest on a partial month's delinquency, that GLS can charge the taxpayer for legal fees, and that GLS can charge certain fees and costs to the taxpayer at redemption.

The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., are defendants in state court in Dallas County, Texas in the matter of Basic Capital Management et al ("BCM") versus Dynex Commercial, Inc. et al. The suit was filed in April 1999 originally against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. The current complaint alleges that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160,000 "master" loan commitment entered into in February 1998 and a second alleged loan commitment of approximately $9,000; that DCI and the Company made negligent misrepresentations in connection with the alleged $160,000 commitment; and that DCI and the Company fraudulently induced BCM into canceling the alleged $160,000 master loan commitment in January 1999. Plaintiff BCM is seeking damages approximating $40,000, including approximately $36,500 for DCI's breach of the alleged
$160,000 master loan commitment, approximately $1,600 for alleged failure to make additional tenant improvement advances, and approximately $1,900 for DCI's not funding the alleged $9,000 commitment. DCI and the Company are vigorously defending the claims on several grounds. The Company was not a party to the alleged $160,000 master commitment or the alleged $9,000 commitment. The Company has filed a counterclaim for damages approximating $11,000 against BCM. Commencement of the trial of the case in Dallas, Texas is anticipated in the first quarter of 2004. During the second quarter 2003, BCM filed suit against the Company and DCI as third-party defendants in related litigation in the United States District Court Eastern District of Louisiana in the matter Kelly Investment, Inc. versus BCM et al. The Company sold certain BCM related loans on commercial properties located in Louisiana to Kelly Investment, Inc. in 2000, and Kelly Investment, Inc. subsequently filed suit against BCM in 2001. Claims made by BCM in the US District Court of Louisiana against the Company and DCI are substantially similar to those being made in Dallas County, Texas. During the third quarter 2003, Kelly and BCM entered into a settlement agreement where BCM paid certain amounts to Kelly. Subsequently, the Louisiana litigation against the Company and DCI was dismissed. Neither the company nor DCI were impacted by the settlement.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on the Company's consolidated balance sheet, but could materially affect consolidated results of operations in a given year.


NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Effective after June 30, 2003, this Statement amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", to provide clarification of financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Company's adoption of SFAS No. 149 in June 2003 has not had a significant impact on its financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003; and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 128, "Earnings per Share," to establish standards outlining how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability (or, in some circumstances, as an asset). The Company is reviewing the implications of SFAS No. 150 but does not believe that its adoption will have a significant impact on its financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51", which addresses consolidation of variable interest entities. FIN No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 31, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material effect on the Company's results of operations, cash flows or financial position.


NOTE 13 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of its financial statements for the three and six months ended June 30, 2003 and the year ended December 31, 2002, the Company determined that declines in the fair value of its delinquent property tax receivable debt security upon the reclassification from available-for-sale to held-to-maturity in the fourth quarter of 2001were not accounted for correctly. As a result, the accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2002 and the condensed consolidated balance sheet as of December 31, 2002 have been restated from the amounts previously reported to correct the accounting for these impairment charges.

In 2001, the Company recorded other-than-temporary impairment charges of $6.3 million in the statement of operations and a reduction in the carrying value of the delinquent property tax receivable security of $18.1 million as an adjustment to accumulated other comprehensive loss included in shareholders' equity. The Company subsequently amortized a portion of this $18.1 million in 2002 and 2003 on a level-yield basis as a reduction in accumulated other comprehensive loss and as an increase in the carrying value of the tax receivable security. As a result of the continued decline of the fair value of this security, in the third quarter of 2003, the Company reconsidered the accounting treatment afforded to the security in 2001, and determined that the $18.1 million previously recorded as an adjustment to accumulated other comprehensive loss should have been recorded as an other-than-temporary impairment charge in the statement of operations in 2001. The Company has further determined that interest income should have then been recorded in 2002 and 2003 based on estimated collections on a level-yield basis.

A summary of the significant effects of the restatement is as follows:

Condensed Consolidated Balance Sheets Data
(amounts in thousands)

----------------------------------------------------------------------------- --------------------- ---- ---------------------
                                                                               December 31, 2002          December 31, 2002
                                                                              ---------------------      ---------------------
                                                                                 (As Previously
                                                                                   Reported)                   (As Restated)
----------------------------------------------------------------------------- --------------------- ---- ---------------------
Accumulated other comprehensive loss                                              $      (17,472)            $       (4,832)
Accumulated deficit                                                                     (218,545)                  (231,185)
Total stockholders' equity                                                               223,421                    223,421
----------------------------------------------------------------------------- --------------------- ---- ---------------------

Condensed Consolidated Statements of Operations Data
(amounts in thousands, except share data)

-------------------------------------------- -------------------------------------- -- --------------------------------------
                                                Three Months Ended September 30           Nine Months Ended September 30
                                             --------------------------------------    --------------------------------------
                                                   2002                 2002                 2002                 2002
                                             -----------------    -----------------    -----------------     ----------------
                                             (As Previously        (As Restated)       (As Previously        (As Restated)
                                                Reported)                                 Reported)
-------------------------------------------- ----------------- -- ----------------- -- ----------------- --- ----------------
Interest income - Other Investments            $       45           $    1,391           $      100            $    4,288
Total interest income                              42,321               43,667              130,230               134,418
Net interest margin before provision for
     loan losses                                   10,840               12,186               32,594                36,782
Net interest margin                                 5,432                6,778               16,302                20,490
Net (loss) income                                  (2,862)              (1,517)              (1,982)                2,205
Net loss to common shareholders                    (5,259)              (3,914)              (9,171)               (4,984)
Change in net unrealized loss during
     period on:  Investments classified as
     available-for-sale                             1,848                  503               (1,208)               (5,396)
Comprehensive loss                                 (4,966)              (4,966)              (6,768)               (6,768)
Net loss per common share (basic and
     diluted)                                  $    (0.48)         $     (0.36)          $    (0.84)           $    (0.46)
-------------------------------------------- ----------------- -- ----------------- -- ----------------- --- ----------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As discussed in Note 13 to the condensed consolidated financial statements included in Item 1, the Company has restated its financial statements as of December 31, 2002 and for the three and six-month period ended June 30, 2003. The following management discussion and analysis takes into account the effects of the restatement. The Company intends to amend its Annual Report of Form 10-K for the year ended December 31, 2002 and its quarterly reports on Forms 10-Q for the quarterly periods ended March 31, 2003 and June 30, 2003 to include the restated financial statements as soon as practicable. The following tables summarize the significant effects of such restatements for such periods.

Condensed Consolidated Balance Sheets Data
(amounts in thousands, except share data)

----------------------------------------------------------------------------- --------------------- ---- ---------------------
                                                                                 (As Previously
                                                                                    Reported)                (As Restated)
------------------------------------------------------------------------------------------------------------------------------
                                                                                 June 30, 2003              June 30, 2003
                                                                              ---------------------      ---------------------
Accumulated other comprehensive loss                                              $     (13,166)             $      (2,971)
Accumulated deficit                                                                    (229,931)                  (240,126)
Total stockholders' equity                                                              164,709                    164,709

                                                                                 March 31, 2003             March 31, 2003
                                                                              ---------------------      ---------------------
Accumulated other comprehensive loss                                              $     (15,973)             $      (4,646)
Accumulated deficit                                                                    (217,813)                  (229,140)
Total stockholders' equity                                                              174,042                    174,042

                                                                               December 31, 2001          December 31, 2001
                                                                              ---------------------      ---------------------
Accumulated other comprehensive loss                                              $     (14,825)             $       3,298
Accumulated deficit                                                                    (202,502)                  (220,625)
Total stockholders' equity                                                              242,110                    242,110
----------------------------------------------------------------------------- --------------------- ---- ---------------------

Condensed Consolidated Statements of Operations Data
(amounts in thousands, except share data)

-------------------------------------------- -------------------------------------- -- --------------------------------------
                                               Three Months Ended June 30, 2003           Six Months Ended June 30, 2003
                                             --------------------------------------    --------------------------------------
                                             (As Previously        (As Restated)       (As Previously        (As Restated)
                                                Reported)                                 Reported)
-------------------------------------------- ----------------- -- ----------------- -- ----------------- --- ----------------
Interest income - Other Investments            $       30           $    1,162           $       59            $    2,503
Total interest income                              36,010               37,142               74,191                76,635
Net interest margin before provision for
     loan losses                                    7,694                8,826               17,825                20,269
Net interest margin                               (10,346)              (9,214)              (6,059)               (3,615)
Net loss                                          (12,118)             (10,986)             (11,386)               (8,942)
Net (loss) income to common shareholders          (13,332)             (12,200)              (2,156)                  288

Change in net unrealized loss during
     period on:  Investments classified as
     available-for-sale                             3,486                2,354                5,425                 2,980
Comprehensive loss                                 (9,311)              (9,311)              (7,080)               (7,081)
Net loss per common share (basic and
     diluted)                                  $    (1.23)         $     (1.12)          $    (0.20)           $     0.03
-------------------------------------------- ----------------- -- ----------------- -- ----------------- --- ----------------


-------------------------------------------- -------------------------------------- -- --------------------------------------
                                               Three Months Ended June 30, 2002           Six Months Ended June 30, 2002
                                             --------------------------------------    --------------------------------------
                                             (As Previously        (As Restated)       (As Previously        (As Restated)
                                                Reported)                                 Reported)
-------------------------------------------- ----------------- -- ----------------- -- ----------------- --- ----------------
Interest income - Other Investments            $       44           $    1,441           $       55            $    2,896
Total interest income                              44,968               46,365               87,909                90,750
Net interest margin before provision for
     loan losses                                   12,254               13,650               21,754                24,595
Net interest margin                                 7,013                8,409               10,870                13,711
Net income                                            398                1,796                  880                 3,721
Net loss to common shareholders                    (1,998)                (601)              (3,912)               (1,072)

Change in net unrealized loss during
     period on:  Investments classified as
     available-for-sale                            (4,355)              (5,752)              (3,057)               (5,898)
Comprehensive loss                                 (3,583)              (3,582)              (1,803)               (1,803)
Net loss per common share (basic and
     diluted)                                  $    (0.18)         $     (0.06)          $    (0.36)           $    (0.10)
-------------------------------------------- ----------------- -- ----------------- -- ----------------- --- ----------------


-------------------------------------------- -------------------------------------- -- --------------------------------------
                                               Three Months Ended March 31, 2003         Three Months Ended March 31, 2002
                                             --------------------------------------    --------------------------------------
                                             (As Previously        (As Restated)       (As Previously        (As Restated)
                                                Reported)                                 Reported)
-------------------------------------------- ----------------- -- ----------------- -- ----------------- --- ----------------
Interest income - Other Investments            $       28           $    1,341           $       10            $    1,454
Total interest income                              38,181               39,493               42,940                44,385
Net interest margin before provision for
     loan losses                                   10,131               11,443                9,500                10,945
Net interest margin                                 4,287                5,599                3,857                 5,302
Net income                                            732                2,044                  481                 1,925
Net income (loss) to common shareholders
                                                   11,176               12,488               (1,915)                 (471)

Change in net unrealized loss during
     period on:  Investments classified as
     available-for-sale                             1,939                  626                1,299                  (146)
Comprehensive income (loss)                        12,675                2,230                 (616)                1,779
Net income (loss) per common share (basic
     and diluted)                              $     1.03          $      1.15           $    (0.18)           $    (0.04)
-------------------------------------------- ----------------- -- ----------------- -- ----------------- --- --------------


-------------------------------------------- --------------------------------------------------------------------------------
                                                                        Years ended December 31,
                                             --------------------------------------------------------------------------------
                                                             2002                                      2001
-------------------------------------------- -------------------------------------- -- --------------------------------------
                                             (As Previously        (As Restated)       (As Previously        (As Restated)
                                                Reported)                                 Reported)
-------------------------------------------- ----------------- -- ----------------- -- ----------------- --- ----------------
Interest income - Other Investments            $      189           $    5,674           $    6,164            $    6,164
Total interest income                             170,883              176,367              222,760               222,760
Net interest margin before provision for
     loan losses                                   43,669               49,153               48,082                48,082
Net interest margin                                15,186               20,670               28,410                28,410
Net loss on sales, impairment charges and
     litigation                                   (18,299)             (18,299)             (20,954)              (39,078)
Net loss                                          (14,844)              (9,360)              (3,085)              (21,209)
Net (loss) income to common shareholders
                                                  (24,430)             (18,946)               4,632               (13,492)
Change in net unrealized loss during
     period on:  Investments classified as
     available-for-sale                             1,784               (3,669)              29,438                47,561
Comprehensive (loss) income                       (17,491)             (17,491)              26,353                26,352
Net (loss) income per common share (basic
     and diluted)                              $    (2.25)         $     (1.74)          $     0.41            $    (1.18)
-------------------------------------------- ----------------- -- ----------------- -- ----------------- --- ----------------


Dynex Capital, Inc. was incorporated in the Commonwealth of Virginia in 1987. References to "Dynex" or "the Company" contained herein refer to Dynex Capital, Inc. together with its qualified real estate investment trust (REIT) subsidiaries and taxable REIT subsidiary. Dynex is a financial services company, which invests in loans and securities consisting of or secured by, principally single family mortgage loans, commercial mortgage loans, manufactured housing installment loans and delinquent property tax receivables. The loans and securities in which the Company invests have generally been pooled and pledged (i.e. securitized) as collateral for non-recourse bonds ("collateralized bonds"), which provides long-term financing for such loans while limiting credit, interest rate and liquidity risk. The Company has elected to be treated as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended, and, as such, must distribute substantially all of its taxable income to shareholders. Provided that the Company meets all of the prescribed Internal Revenue Code requirements for a REIT, the Company will generally not be subject to federal income tax.

The Company's primary focus in the near term is on maximizing cash flows from its investment portfolio, opportunistically calling securities pursuant to clean-up calls if the underlying collateral has value for the Company and securing third-party servicing contracts to leverage its delinquent property tax receivables platform. During the first nine months of 2003, the Company's investment portfolio generated net cash flows to the Company of $43.8 million, including $14.0 million in the third quarter. Depending on prepayment activity on the underlying assets in the investment portfolio, collection activity on the delinquent property tax receivable portfolio and the absolute level of short-term interest rates which directly impacts the Company's financing costs, the Company estimates that cash flow for the balance of 2003 will be similar to amounts generated during the first nine months of the year. In September 2003, the Company redeemed or otherwise retired $14 million of its 9.50% Senior Notes due February 2005.

The Company has entered into an agreement to service $7.5 million of liens on real estate for a regional utility in Pennsylvania. The Company will be compensated based on the results of its collection efforts. Given the existing infrastructure now in place to service the Company's investment in property tax receivables, the incremental cost to service these liens is marginal. The Company will seek to gain other third-party servicing contracts in the future.

The Company also owns the right to call adjustable-rate and fixed-rate mortgage pass-through securities previously issued and sold by the Company once the outstanding balance of such securities reaches a call trigger, generally either 10% or less of the original amount issued or a specified date. During the quarter ended September 30, 2003, the Company called approximately $23.1 million of securities, and subsequently sold approximately $20 million of the underlying seasoned single-family mortgage loan collateral at a gain of $0.8 million. At September 30, 2003, the callable balance at the time of the projected call of the one remaining security expected to reach a call trigger this year is approximately $32.1 million.

The Board of Directors continues to evaluate alternatives for the use of the Company's cash flow in an effort to improve overall shareholder value. To that end, the Board has formed a committee to review possible strategic alternatives. Such review may include a number of alternatives, including the acquisition of a new business. The Company has a net operating loss carryforward of approximately $130 million which can be utilized to offset REIT distribution requirements, other than excess inclusion income, which would allow the Company to retain capital for investment in a new strategic alternative. In addition, the Company could use the net operating loss carryforward to shelter taxable income from income tax for any taxable-REIT subsidiary or for the Company itself if it were to forego its REIT status. The committee of the Board also continues to review various alternatives with respect to the Company's capital structure.

                               FINANCIAL CONDITION
                  (amounts in thousands except per share data)

---------------------------------------------------------------------- -------------------------- --------------------------
                                                                          September 30, 2003          December 31, 2002
---------------------------------------------------------------------- -------------------------- --------------------------
Investments:
     Collateral for collateralized bonds                               $          1,880,363       $          2,148,497
     Other investments                                                               48,195                     54,322
     Other loans                                                                      9,647                      9,288
     Securities                                                                       2,076                      6,208

Collateralized bonds                                                              1,776,110                  2,013,271
Senior notes                                                                         14,059                          -

Shareholders' equity                                                                161,428                    223,421
Common book value per share (inclusive of dividends in arrears)                        8.73                       8.57
---------------------------------------------------------------------- -------------------------- --------------------------

Collateral for collateralized bonds. As of September 30, 2003, the Company had 21 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $1.88 billion at September 30, 2003 compared to $2.15 billion at December 31, 2002. This decrease of $268.1 million is primarily the result of $228.3 million in principal paydowns on the collateral, $29.7 million of additions to allowance for loan losses, $4.5 million of impairment charges and $3.4 million of net premium amortization.

Other investments. Other investments at September 30, 2003 consist primarily of delinquent property tax receivables and securities. Other investments decreased from $54.3 million at December 31, 2002 to $48.2 million at September 30, 2003. This decrease is primarily the result of pay-downs of delinquent property tax receivables which totaled $7.9 million, sales of real estate owned properties of $1.0 million and the recognition of a $2.2 million impairment loss on these delinquent property tax receivables. These decreases were partially offset by $3.4 million of interest income recorded during the period and additional advances for collections of $1.7 million.

Other loans. Other loans increased by $0.3 million from $9.3 million at December 31, 2002 to $9.6 million at September 30, 2003 principally as the result the call and purchase of two pools of loans for $3.4 million. This was partially offset by $3.0 million of pay-downs during the quarter.

Securities. Securities decreased during the nine months ended September 30, 2003 by $4.2 million, to $2.0 million at September 30, 2003 from $6.2 million at December 31, 2002 due primarily to principal payments of $4.1 million and the sale of six securities with a book value of $1.2 million, partially offset by $1.1 million of net discount amortization.

Collateralized bonds. Collateralized bonds decreased $237.2 million, from $2.0 billion at December 31, 2002 to $1.8 billion at September 30, 2003. This decrease was primarily a result of principal payments received of $228.3 million on the associated collateral pledged which were used to pay down the collateralized bonds in accordance with the respective indentures. Additionally, for certain securitizations, surplus cash in the amount of $4.5 million was retained within the security structure and used to repay collateralized bonds outstanding, instead of being released to the Company. For certain other securitizations, surplus cash in the amount of $3.8 million was retained to cover losses, as certain performance triggers were not met in such securitizations.

Senior Notes. Senior Notes increased $14.1 million as a result of the issuance of February 2005 Senior Notes issued in exchange for Preferred Stock in February 2003. Since their issuance, the Company has repaid $8.0 million of the Senior Notes in accordance with their contractual terms and redeemed early $10.0 million of the notes.

Shareholders' equity. Shareholders' equity decreased to $161.4 million at September 30, 2003 from $223.4 million at December 31, 2002. This decrease was primarily the result of a $51.6 million retirement of preferred shares in connection with the tender offer completed in February 2003, net loss of $9.4 million, a $1.8 million dividend paid on preferred shares and $0.1 million of deferred losses on hedging instruments during the period. This decrease was partially offset by a net decrease in accumulated other comprehensive loss due to an unrealized gain on investments available-for-sale of $0.9 million.

                              RESULTS OF OPERATIONS

----------------------------------------- --- ------------------------------------- --- ------------------------------------
(amounts in thousands except per share         Three months ended September 30,          Nine months ended September 30,
information)
-----------------------------------------     -------------------------------------     ------------------------------------
                                                   2003                 2002                 2003                2002
-----------------------------------------     ----------------     ----------------     ----------------     ---------------
Net interest margin before provision
  for loan losses                                $    8,832            $12,186              $29,102              $36,782
Provision for loan losses                            (5,831)            (5,408)             (29,715)             (16,292)
Net interest margin                                   3,001              6,778                 (613)              20,490
Impairment charges                                   (2,277)            (2,469)              (4,482)              (9,553)
Gain (loss) on sales of investments, net                769               (257)               1,779                  (84)
Trading losses                                            -             (4,035)                   -               (3,307)
General and administrative expenses                  (2,124)            (2,226)              (6,296)              (6,744)
Net (loss) income                                      (501)            (1,517)              (9,442)               2,205
Preferred stock (charge) benefit                     (1,191)            (2,397)               8,039               (7,189)
Net loss to common shareholders
                                                     (1,692)            (3,914)              (1,403)              (4,984)

Basic and diluted net loss per common
   share                                             $(0.16)            $(0.36)              $(0.13)              $(0.46)
----------------------------------------- --- ---------------- --- ---------------- --- ---------------- --- ---------------

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002. Net loss and net loss per common share decreased during the three months ended September 30, 2003 as compared to the same period in 2002. The decrease in net loss for the three months ended September 30, 2003 is primarily attributable to a $4.0 non-recurring trading loss incurred during the three months ended September 30, 2002, and a $1.0 million increase in gain on sale of investments, offset by a reduction in net interest margin of $3.8 million. Net loss to common shareholders declined for the same reasons, in addition to a $1.2 million decrease in dividends in arrears accruals.

Net interest margin declined as a result of a decline in average interest-earning assets of approximately $350 million, and a decline in the net interest spread earned on these assets of 0.23%. The decline in the net interest spread resulted principally from the prepayment of higher coupon loans and securities.

The Company incurred trading losses of $4.0 million during the three months ended September 30, 2002 related to a short position in the 5-Year Treasury futures contract which was terminated during the third quarter 2002. Income of $0.7 million earned in the three months ended June 30, 2002 resulted in a net loss on this trading position of $3.3 million.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002. The increase in net loss during the nine months ended September 30, 2003 as compared to the same period in 2002 is primarily the result of a reduction in net interest margin by $21.0 resulting primarily from additions of $29.7 million to provisions for loan losses. Included in this amount is $14.4 million in provision for loan losses recorded in June 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. Offsetting this decline was decreased impairment charges of approximately $5.1 million and incremental net gains on sales of investments of $1.9 million for the nine months ended September 30, 2003 compared to the same periods in 2002. Net loss to common shareholders decreased by $3.6 million or $0.33 per common share, mostly due to preferred stock benefits from the tender offer completed in February 2003.

Impairment charges decreased by $5.1 million for the nine months ended September 30, 2003 from the same period last year. This decrease was primarily a result of a decrease of $5.4 million related to other-than-temporary impairment charges on a debt security comprised largely of manufactured housing loans. In addition, losses were recorded in the amount of $1.9 million in 2002 on valuation adjustments on loans held-for-sale which were not included in the SASCO 2002-9 securitization completed in April 2002.

General and administrative expense decreased by $0.4 million to $6.3 million for the nine months ended September 30, 2003 compared to the same period in 2002. Decreased personnel, independent contractor and legal expenses are the primary reason for the reduction in general and administrative expense.

The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                  Average Balances and Effective Interest Rates

--------------------------------------------------------------------------------------------------------------------------
                               Three Months Ended September 30,                 Nine months Ended September 30,
                       ---------------------------------------------------------------------------------------------------
                                2003                     2002                    2003                     2002
                       ---------------------------------------------------------------------------------------------------
(amounts in thousands)   Average    Effective     Average    Effective    Average     Effective    Average    Effective
                         Balance       Rate       Balance       Rate      Balance       Rate       Balance       Rate
                       ---------------------------------------------------------------------------------------------------
Interest-earning
assets: (1)
 Collateral for
   collateralized
   bonds (2) (3)        $1,936,461       7.12%   $2,286,048       7.31%  $2,017,936        7.13%  $2,344,608       7.33%

 Other loans                10,374       6.75%       11,320       3.82%       9,142        6.25%       9,630       4.39%
 Securities                  2,167      36.77%        3,499      33.07%       3,738       21.70%       4,222      23.57%
 Cash and other
 investments                63,104       6.46%       66,740       8.37%      62,845        7.47%      75,632       7.65%
                       ---------------------------------------------------------------------------------------------------
  Total interest-
  earning assets        $2,012,106       7.13%   $2,367,607       7.36%  $2,093,661        7.16%  $2,434,092       7.36%
                       ===================================================================================================

Interest-bearing
 liabilities:
  Collateralized
   bonds (3)            $1,816,494       5.68%   $2,137,737       5.72%  $1,889,262        5.64%  $2,188,094       5.67%
 Senior notes               23,248       9.56%        7,463       8.62%      21,547        9.53%      34,816       8.15%
                       ---------------------------------------------------------------------------------------------------
  Total
  interest-bearing      $1,839,742       5.73%   $2,145,200       5.73%   $1,910,809       5.68%  $2,222,910       5.71%
  liabilities
                       ===================================================================================================
Net interest spread on
 all investments (3)                     1.39%                    1.64%                    1.48%                   1.65%
                                     ===========             ============              ===========             ============
Net yield on average
interest-earning                         1.88%                    2.18%                    1.98%                   2.15%
assets (3)
                                    ============             ============              ===========             ============
--------------------------------------------------------------------------------------------------------------------------

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $347 and $500 for the three months ended September 30, 2003 and 2002, respectively, and $406 and $544 for the nine months ended September 30, 2003 and 2002, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses. If included, the effective rate on interest-bearing liabilities would be 5.87% for both the three month periods ended September 30, 2003 and 2002, respectively, and 5.82% and 5.86% for the nine months ended September 30, 2003 and 2002, respectively, while the net yield on average interest-earning assets would be 1.76% and 2.06% for the three months ended September 30, 2003 and 2002, respectively, and 1.85% and 2.01% for the nine months ended September 30, 2003 and 2002, respectively.

The net interest spread decreased 25 basis points, to 139 basis points for the three months ended September 30, 2003 from 164 basis points for the same period in 2002 (each basis point is 0.01%). The net interest spread for the nine months ended September 30, 2003 also decreased relative to the same period in 2002, to 148 basis points from 165 basis points. The decrease in the Company's net interest spread for both periods can be generally attributed to the resetting of interest rates on adjustable rate mortgage loans in the Company's investment portfolio and the prepayment of higher rate loans in that portfolio which together caused a decline in interest earning asset yield of 23 basis points and 20 basis points for the three and nine month comparative periods, respectively. Interest-bearing liability costs were unchanged for the three month period and decreased 3 basis points for the nine-month period ended September 30, 2003, respectively, compared to the same period in 2002. The Company currently finances approximately $198 million of the fixed-rate assets with non-recourse LIBOR based floating-rate liabilities. In June 2002, the Company, through the use of an interest-rate swap, converted $100 million of such floating-rate liabilities into fixed rate, in effect locking the spread in for that portion of fixed rate assets financed with floating rate liabilities. Under the swap, the Company pays a fixed rate of 3.73% and receives one-month LIBOR. In October 2002, the Company created an amortizing synthetic swap through the short sale of a string of Eurodollar futures contracts, with an initial effective notional balance of approximately $80 million, amortizing over a three-year period. At September 30, 2003, the notional amount of this synthetic amortizing swap was $46 million.

The Company would expect its net interest spread on its interest-earning assets for the balance of 2003 to continue to decrease, on a seasonal basis, as higher coupon loans and securities prepay, and rates on adjustable-rate assets in the investment portfolio continue to adjust downward. The average One-Month LIBOR rate declined to 1.11% and 1.23% for the three and nine month periods ended September 30, 2003, respectively from 1.82% and 1.84%, respectively, for the three and nine month periods ended September 30, 2002.

Interest Income and Interest-Earning Assets. At September 30, 2003, $1.5 billion of the investment portfolio consists of loans and securities which pay a fixed-rate of interest, and approximately $390.4 million of the investment portfolio is comprised of loans and securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. The Company finances its investment portfolio with principally non-recourse collateralized bonds. At September 30, 2003, approximately $1.2 billion of fixed-rate bonds and $587 million of adjustable rate bonds were outstanding. The following table presents a breakdown, by principal balance, of the Company's collateral for collateralized bonds and ARM and fixed mortgage securities by type of underlying loan. This table excludes mortgage-related securities, other investments and other loans.

                      Investment Portfolio Composition (1)
                                 ($ in millions)

---------------------------- ------------------ ----------------- ------------------ ------------------- ------------------
                                                                    Other Indices
                              LIBOR Based ARM    CMT Based ARM     Based ARM Loans    Fixed-Rate Loans
                                   Loans             Loans                                                     Total
---------------------------- ------------------ ----------------- ------------------ ------------------- ------------------
2002, Quarter 3                $      414.4       $       80.8      $       59.9       $     1,698.4        $   2,253.5
2002, Quarter 4                       384.6               73.2              57.0             1,647.0            2,161.8
2003, Quarter 1                       352.5               66.3              52.8             1,605.3            2,076.9
2003, Quarter 2                       316.9               59.6              49.9             1,564.9            1,991.3
2003, Quarter 3                       288.8               53.4              48.2             1,519.2            1,909.6
---------------------------- ------------------ ----------------- ------------------ ------------------- ------------------

(1)  Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed-rate mortgage securities.

The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, net premium on the collateral for collateralized bonds, ARM securities, and fixed-rate mortgage securities at September 30, 2002, was $12.7 million, or approximately 0.67% of the aggregate balance of collateral for collateralized bonds, ARM securities and fixed-rate securities. The $12.7 million net premium consists of gross collateral premiums of $33.1 million, less gross collateral discounts of $20.4 million. Of the $33.1 million in gross premiums on collateral, $24.8 million relates to the premium on multifamily and commercial mortgage loans with a principal balance of $763.4 million at September 30, 2003, and that have average prepayment lockouts or yield maintenance to 2008. The net premium (i.e., gross premium less gross discount) on such multifamily and commercial loans is $20.2 million. Amortization expense as a percentage of principal pay-downs has decreased from 1.84% for the three months ended September 30, 2002 to 1.27% for the same period in 2003. The principal prepayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 22% for the three months ended September 30, 2003. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans.

                         Premium Basis and Amortization
                                 ($ in millions)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                        Amortization
                                                              CPR Annualized                           Expense as a %
                                           Amortization            Rate              Principal          of Principal
                       Net Premium            Expense                                 Paydowns            Paydowns
--------------------------------------------------------------------------------------------------------------------------
2002, Quarter 3        $    16.7     $           1.6                 21%             $  94.5                1.70%
2002, Quarter 4             16.2                 0.5                 19%                95.5                0.57%
2003, Quarter 1             15.1                 1.1                 24%                85.4                1.32%
2003, Quarter 2             13.7                 1.3                 22%                81.8                1.64%
2003, Quarter 2             12.7                 1.0                 22%                80.4                1.27%
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

The following table summarizes the aggregate principal amount of collateral for collateralized bonds and securities outstanding, the direct credit exposure retained by the Company (represented by the amount of over-collateralization pledged and subordinated securities owned by the Company), net of the credit reserves and discounts maintained by the Company for such exposure, and the actual credit losses incurred for each quarter presented.

The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $27.5 million and a remaining deductible aggregating $0.9 million on $57.1 million of securitized single family mortgage loans which are subject to such reimbursement agreements; guarantees aggregating $28.7 million on $299.7 million of securitized commercial mortgage loans, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; and $193.5 million of securitized single family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 65% on such policies before the Company would incur losses.

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)

---------------------------------------------------------------------------------------------------------------------------
                               Outstanding Loan     Credit Exposure, Net   Actual Credit      Credit Exposure, Net to
                               Principal Balance     of Credit Reserves        Losses         Outstanding Loan Balance
---------------------------------------------------------------------------------------------------------------------------
2002, Quarter 3                $    2,340.5          $    110.2             $  8.3                     4.71%
2002, Quarter 4                     2,246.9                91.9                7.7                     4.09%
2003, Quarter 1                     2,082.3                90.1                6.2                     4.33%
2003, Quarter 2                     1,997.1                72.8                6.4                     3.65%
2003, Quarter 3                     1,903.7                67.6                5.7                     3.55%
---------------------------------------------------------------------------------------------------------------------------

The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which the Company has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding collateral balance have increased to 4.68% at September 30, 2003 from 4.47% at September 30, 2002 primarily due to two commercial loans which have become delinquent and increased percentage of delinquencies on single family mortgage loans and manufactured housing loans due primarily to the declining balance of these loans outstanding. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of September 30, 2003, management believes the level of credit reserves is appropriate for currently existing losses.

                           Delinquency Statistics (1)

----------------------------------------------------------------------------------------------------------------------------
                          30 to 60 days delinquent      60 to 90 days          90 days and over
                                                         delinquent             delinquent (2)               Total
----------------------------------------------------------------------------------------------------------------------------
2002, Quarter 3                    1.99%                    0.34%                   2.14%                    4.47%
2002, Quarter 4                    1.78%                    0.64%                   2.07%                    4.49%
2003, Quarter 1                    1.79%                    0.51%                   2.20%                    4.50%
2003, Quarter 2                    1.68%                    0.50%                   2.58%                    4.76%
2003, Quarter 3                    1.59%                    0.56%                   2.53%                    4.68%
----------------------------------------------------------------------------------------------------------------------------

(1) Excludes other investments and loans held for sale or securitization.
(2) Includes foreclosures, repossessions and REO.

General and Administrative Expense. The following tables present a breakdown of general and administrative expense.

-------------------------------- ------------------------------ ------------------------------ ---------------------------
                                           Servicing                Corporate/Investment                 Total
                                                                    Portfolio Management
-------------------------------- ------------------------------ ------------------------------ ---------------------------
2002, Quarter 3                           $  1,122.2                     $   1,103.7                 $    2,225.9
2002, Quarter 4                              1,221.5                         1,526.9                      2,748.4
2003, Quarter 1                              1,146.6                           874.2                      2,020.8
2003, Quarter 2                              1,262.3                           888.3                      2,150.6
2003, Quarter 3                              1,240.6                           884.1                      2,124.7
-------------------------------- ------------------------------ ------------------------------ ---------------------------

Recent Accounting Pronouncements. In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Effective after June 30, 2003, this Statement amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", to provide clarification of financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Company's adoption of SFAS No. 149 in June 2003 has not had a significant impact on its financial position, results of operations, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003; and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 128, "Earnings per Share," to establish standards outlining how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability (or, in some circumstances, as an asset). The Company is reviewing the implications of SFAS No. 150 but does not believe that its adoption will have a significant impact on its financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN No. 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 31, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material effect on the Company's results of operations, cash flows or financial position.

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

The Company analyzes and values its investment in collateral for collateralized bonds on a net investment basis. The Company estimates the fair value of its net investment in collateralized bond securities as the present value of the projected cash flow from the collateral, adjusted for the impact of and assumed level of future prepayments and credit losses, less the projected principal and interest due on the bonds owned by third parties. Below is a summary as of September 30, 2003, by each series where the fair value exceeds $0.5 million of the Company's net investment in collateralized bond securities. The Company master services four of its collateral for collateralized bond securities. Structured Asset Securitization Corporation (SASCO) Series 2002-9 is
master-serviced by Wells Fargo Bank. CCA One Series 2 and Series 3 are master-serviced by Bank of New York. Monthly payment reports for those securities master-serviced by the Company may be found on the Company's website at www.dynexcapital.com.

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


--------------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                      Principal balance
                                                        Principal balance   of collateralized                     Amortized Cost
 Collateralized Bond                                    of collateral       bonds outstanding  Principal balance  Basis of Net
     Series (1)           Collateral Type               pledged             to third parties   of Net Investment  Investment
---------------------------------------------------------------------------------------------------------------------------

MERIT Series 11A      Debt securities backed by
                      Single-family loans and
                      Manufactured housing loans      $    277,835      $    241,394          $     36,441      $     28,266

MERIT Series 12-1     Manufactured housing loans           230,807           210,139                20,668            18,319

MERIT Series 13       Manufactured housing loans           276,192           248,708                27,484            21,679

SASCO 2002-9          Single family loans                  355,277           345,880                 9,397            17,160

MCA One Series 1      Commercial mortgage loans             80,471            75,752                 4,719                 -

CCA One Series 2      Commercial mortgage loans            290,478           268,374                22,104             8,712

CCA One Series 3      Commercial mortgage loans            391,423           350,477                40,946            50,335
---------------------------------------------------------------------------------------------------------------------------
                                                      $  1,902,483      $  1,740,724          $    161,759      $    144,471
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

----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                              Collateral
                                                                For Collateralized    Collateralized            Net
                                                                       Bonds               Bonds            Investment
----------------------------------------------------------------------------------------------------------------------------

Principal balances per the above table                            $   1,902,483       $   1,740,724       $    161,759
Principal balance of security excluded from above table                   4,007               4,132               (125)
Recorded impairments on debt securities                                 (10,692)                  -            (10,692)
Premiums and discounts                                                   12,688              23,695            (11,007)
Unrealized gain/loss                                                        603                   _                603
Accrued interest and other                                               12,249               7,559              4,690
Allowance for loan losses                                               (40,975)                 -             (40,975)
----------------------------------------------------------------------------------------------------------------------------
Balance per consolidated financial statements                     $   1,880,363       $   1,776,110       $    104,253
----------------------------------------------------------------------------------------------------------------------------


The following table summarizes the fair value of the Company's net investment in collateralized bond securities, the various assumptions made in estimating value and the cash flow received from such net investment during the nine months ended September 30, 2003. As the Company does not present its investment in collateralized bonds on a net investment basis and carries only its investment in MERIT Series 11 at fair value, the table below is not meant to present the Company's investment in collateral for collateralized bonds or collateralized bonds in accordance with generally accepted accounting principles applicable to the Company's transactions.

----------------------------------------------------------------------------------------------------------------------------
                                             Fair Value Assumptions                                 ($ in thousands)

                     -------------------------------------------------------------------------------------------------------
                                                                                                                Cash flows
   Collateralized       Weighted-average                            Projected cash flow      Fair value of       received
    Bond Series        prepayment speeds          Losses              termination date            net            in 2003,
                                                                                             investment (1)       net (2)
----------------------------------------------------------------------------------------------------------------------------
MERIT Series 11        35%-40% CPR on SF    3.0% annually on    Anticipated final maturity     $    28,736        $  11,953
                      securities; 10% CPR   MH securities       in 2025
                        on MH securities

MERIT Series 12-1            9% CPR         3.1% annually on    Anticipated final maturity           1,707              935
                                            MH Loans            in 2027

MERIT Series 13             10% CPR         3.5% annually       Anticipated final maturity           1,366            1,051
                                                                in 2026

SASCO 2002-9                30% CPR         0.20% annually      Anticipated call date in            23,158           11,778
                                                                2005

MCA One Series 1              (3)           0.8% annually       Anticipated final maturity           2,469              349
                                                                in 2018

CCA One Series 2              (4)           0.80% annually      Anticipated call date in            10,732            1,292
                                            beginning in 2004   2012

CCA One Series 3              (4)           1.2% annually       Anticipated call date in            17,623            1,393
                                            beginning in 2004   2009
----------------------------------------------------------------------------------------------------------------------------
                                                                                               $    85,791          $28,751
----------------------------------------------------------------------------------------------------------------------------

(1) Calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows were based on the forward LIBOR curve as of September 30, 2003, and incorporates the resetting of the interest rates on the adjustable rate assets and variable-rate collateralized bonds to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used in the projection would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.
(2) Cash flows received by the Company during the nine months ended September 30, 2003, equal to the excess of the cash flows received on the collateral pledged, over the cash flow requirements of the collateralized bond security
(3)  Computed at 0% CPR until maturity
(4)  Computed at 0% CPR until the respective call date

The above tables illustrate the Company's estimated fair value of its net investment in certain collateralized bond securities. In its consolidated financial statements, the Company carries its investments at amortized cost, except for its investment in MERIT Series 11, which it carries at estimated fair value. Including the recorded allowance for loan losses of $41.0 million, the Company's net investment in collateralized bond securities is approximately $104.3 million as set forth in the table on page 21. This amount compares to an estimated fair value, utilizing a discount rate of 16%, of approximately $85.8 million, as set forth in the table above. The difference between the $104.3 million in net investment as included in the consolidated financial statements and the $85.8 million of estimated fair value, is due to the differences between the estimated fair value of such net investment and amortized cost.

The following table compares the fair value of these investments at various discount rates, but otherwise using the same assumptions as set forth for the two immediately preceding tables:

-----------------------------------------------------------------------------------------------------------------------------
                                                Fair Value of Net Investment
-----------------------------------------------------------------------------------------------------------------------------
Collateralized Bond Series                    12%                   16%                   20%                   25%
---------------------------------------------------------- -------------------------------------------- ---------------------
MERIT Series 11                           $    32,046           $    28,736           $    26,190           $    23,709
MERIT Series 12-1                               1,574                 1,707                 1,769                 1,784
MERIT Series 13                                 1,153                 1,366                 1,491                 1,570
SASCO 2002-9                                   24,064                23,158                22,298                21,282
MCA One Series 1                                3,088                 2,469                 2,012                 1,598
CCA One Series 2                               13,295                10,732                 8,824                 7,087
CCA One Series 3                               20,954                17,623                14,897                12,166
------------------------------------- --------------------- --------------------- --------------------- ---------------------
                                          $    96,174           $    85,791           $    77,481           $    69,196
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

The Company's cash flow from its investment portfolio for the three months and nine months ended September 30, 2003 was approximately $14.0 million and $43.8 million, respectively. Such cash flow is after payment of principal and interest on the associated collateralized bonds (i.e., non-recourse debt) outstanding. From the cash flow on its investment portfolio, the Company funds its operating overhead costs, including the servicing of its delinquent property tax receivables, and repays any remaining recourse debt.

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

Collateralized Bonds. Dynex, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex. Collateral for collateralized bonds is not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At September 30, 2003, Dynex had $1.8 billion of collateralized bonds outstanding. Approximately $1.2 billion of the collateralized bonds carry a fixed rate of interest, and approximately $0.6 billion carries a rate of interest which adjusts monthly based on One-Month LIBOR.

Senior notes. On February 28, 2003, the Company issued $32.1 million of 9.50% senior unsecured notes due February 2005 (the "February 2005 Senior Notes") in connection with a tender offer on the Company's preferred stock. The February 2005 Senior Notes were issued in exchange for 1,156,891 shares of Series A, Series B and Series C preferred stock. Principal payments in the amount of $4.0 million, along with interest payments at a rate of 9.50% per annum, are due quarterly beginning May 2003, with final payment due on February 28, 2005. The Company at its option can prepay the February 2005 Senior Notes in whole or in part, without penalty, at any time. The February 2005 Senior Notes prohibit distributions on the Company's capital stock until they are fully repaid, except distributions necessary for the Company to maintain REIT status. At September 30, 2003, the outstanding balance of the Senior Notes was $14.1 million. In September 2003, the Company redeemed, early, $10 million of the Senior Notes.


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

Interest Rate Fluctuations. The Company's income and cash flow depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently pledged as collateral for collateralized bonds by the Company are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse collateralized bonds, approximately $198 million of which is variable rate which resets monthly. Financing fixed rate assets with variable rate bonds exposes the Company to reductions in income and cash flow in a period of rising interest rates. Through the use of interest rate swaps and synthetic swaps, the Company has reduced this exposure by approximately $146 million at September 30, 2003 on an amortizing basis through approximately June 2005. In addition, a significant amount of the investments held by the Company is adjustable-rate collateral for collateralized bonds, which generally reset on a delayed basis and have periodic interest rate caps. These investments are financed through non-recourse long-term collateralized bonds which reset monthly and which have no periodic caps. In total at September 30, 2003, the Company has approximately $587 million of variable-rate collateralized bonds.

The net interest spread and cash flow for the Company could decrease materially during a period of rapidly rising short-term interest rates, despite the use of interest-rate swaps and synthetic swaps, as a result of the monthly reset in the rate on the adjustable-rate collateralized bonds issued by the Company.

Defaults. Defaults by borrowers on loans securitized by the Company may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company or exceed reserves for loss recorded in the financial statements. The allowance for losses is calculated on the basis of historical experience and management's best estimates. Actual default rates or loss severity may differ from the Company's estimate as a result of economic conditions. In particular, the default rate and loss severity on the Company's portfolio of manufactured housing loans and securities has been higher than initially estimated. Actual defaults on ARM loans may increase during a rising interest rate environment. In addition, commercial mortgage loans are generally large dollar balance loans, and a significant loan default may have an adverse impact on the Company's financial results. The Company believes that its reserves are adequate for such risks on loans as of September 30, 2003.

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

Regulatory Changes. The Company's businesses as of September 30, 2003 are not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables.


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

The Company focuses on the sensitivity of its cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its net interest margin cash flow for the next twenty-four months assuming interest rates following the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of September 30, 2003. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow.

The following table summarizes the Company's net interest margin cash flow sensitivity analysis as of September 30, 2003. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a shift in interest rates, as discussed above. Other investments are excluded from this analysis because they are generally not considered interest rate sensitive. The "Base" case represents the interest rate environment as it existed as of September 30, 2003. At September 30, 2003, one-month LIBOR was 1.12% and six-month LIBOR was 1.18%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's investment portfolio and the liabilities incurred by the Company, including collateralized bonds, to finance their investments. As a result of anticipated prepayments on assets in the investment portfolio, there are likely to be such changes in the future.

------------------------------ ---------- ---------------------------
                                               % Change in Net
         Basis Point                           Interest Margin
     Increase (Decrease)                        Cash Flow From
      in Interest Rates                           Base Case
------------------------------            ---------------------------
            +200                                   (17.0)%
            +100                                    (8.9)%
            Base                                      -
            -100                                     9.5%
            -200                                    12.5%
------------------------------ ---------- ---------------------------

Approximately $390.4 million of the Company's investment portfolio as of September 30, 2003 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 73% and 14% of the ARM loans underlying the Company's ARM securities and collateral for collateralized bonds are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the ARM securities and collateral for collateralized bonds relative to the rate resets on the associated borrowings (ii) rate resets on the ARM loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation and (iii) any unhedged difference in fixed rate assets which are financed with variable rate liabilities. As short-term interest rates stabilize and the ARM loans reset, the net interest margin may be partially restored as the yields on the ARM loans adjust to market conditions. Conversely, net interest margin may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the ARM loans adjust to the new market conditions after a lag period. In each case, however, the Company expects that the increase or decrease in the net interest spread due to changes in the short-term interest rates to be temporary. The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap, cap or floor agreements, to the extent that the Company has entered into such agreements.

Approximately $1.5 billion of the Company's investment portfolio as of September 30, 2003 is comprised of loans or securities that have coupon rates that are fixed. The Company has substantially limited its interest rate risk on such investments through (i) the issuance of fixed-rate collateralized bonds which approximated $1.2 billion as of September 30, 2003, and (ii) shareholders' equity, which was $161.4 million. Overall, the Company's interest rate risk is related both to the rate of change in short term interest rates, and to the level of short-term interest rates.


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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. No hearing date has been set for the issues remanded back to the lower trial court. In August 2003, the Pennsylvania legislature signed a bill amending and clarifying certain provisions of the Pennsylvania statute governing GLS' right to the collection of certain interest, costs and expenses. If enacted as currently proposed, the law is retroactive to 1996, and amends and clarifies that as to items (ii)-(iv) noted above by the Supreme Court, that GLS can charge a full month's interest on a partial month's delinquency, that GLS can charge the taxpayer for legal fees, and that GLS can charge certain fees and costs to the taxpayer at redemption.

The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., are defendants in state court in Dallas County, Texas in the matter of Basic Capital Management et al ("BCM") versus Dynex Commercial, Inc. et al. The suit was filed in April 1999 originally against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. The current complaint alleges that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160 million "master" loan commitment entered into in February 1998 and a second alleged loan commitment of approximately $9 million; that DCI and the Company made negligent misrepresentations in connection with the alleged $160 million commitment; and that DCI and the Company fraudulently induced BCM into canceling the alleged $160 million master loan commitment in January 1999. Plaintiff BCM is seeking damages approximating $40 million, including approximately $37 million for DCI's breach of the alleged $160 million master loan commitment, approximately $1.6 million for alleged failure to make additional tenant improvement advances, and approximately $1.9 million for DCI's not funding the alleged $9 million commitment. DCI and the Company are vigorously defending the claims on several grounds. The Company was not a party to the alleged $160 million master commitment or the alleged $9 million commitment. The Company has filed a counterclaim for damages approximating $11 million against BCM. Commencement of the trial of the case in Dallas, Texas is anticipated in the first quarter of 2004. During the second quarter 2003, BCM filed suit against the Company and DCI as third-party defendants in related litigation in the United States District Court Eastern District of Louisiana in the matter Kelly Investment, Inc. versus BCM et al. The Company sold certain BCM related loans on commercial properties located in Louisiana to Kelly Investment, Inc. in 2000, and Kelly Investment, Inc. subsequently filed suit against BCM in 2001. Claims made by BCM in the US District Court of Louisiana against the Company and DCI are substantially similar to those being made in Dallas County, Texas. During the third quarter 2003, Kelly and BCM entered into a settlement agreement where BCM paid certain amounts to Kelly. Subsequently, the Louisiana litigation against the Company and DCI was dismissed. Neither the Company nor DCI were impacted by the settlement.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on the Company's consolidated balance sheet, but could materially affect consolidated results of operations in a given year.


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

         (a) Exhibits

             31.1 Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2 Certification of Chief Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification of Principal Executive Officer and
                  Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

             Current report on Form 8-K as filed with the Commission on August 11, 2003 providing a copy of the Dynex Capital, Inc. Press Release dated August 11, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DYNEX CAPITAL, INC.



Dated:  November 25, 2003              By:  /s/ Stephen J. Benedetti
                                            ------------------------------------
                                            Stephen J. Benedetti
                                            Executive Vice President
                                            (authorized officer of registrant,
                                             principal accounting officer)

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

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

       (a) designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

      (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and




Date: November 25, 2003               /s/  Stephen J. Benedetti
                                      ------------------------------------------
                                      Stephen J. Benedetti
                                      Principal Executive Officer

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

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

       (a) designed such disclosure controls and procedures, or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

      (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and




Date: November 25, 2003                    /s/  Stephen J. Benedetti
                                           -------------------------------------
                                           Stephen J. Benedetti
                                           Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Dynex Capital, Inc. (the "Company") on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen
J. Benedetti, the Principal Executive Officer and the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



November 25, 2003                         /s/ Stephen J. Benedetti
                                         ---------------------------------------
                                         Stephen J. Benedetti
                                         Principal Executive Officer
                                         Chief Financial Officer