Form 10-K/A
period 2002-12-31
DYNEX CAPITAL INC
filed 2003-12-24
CIK 826675

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      |_|      No       |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.
|X|

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

================================================================================

                               DYNEX CAPITAL, INC.
                         2002 FORM 10-K/A ANNUAL REPORT

                                TABLE OF CONTENTS

This amendment on Form 10-K/A reflects restatement of the Company's financial statements as discussed in Note 23 to the consolidated financial statements.

All of the information in this Form 10-K/A is as of March 31, 2003, the filing date of the original Form 10-K, and has not been updated for events subsequent to that date other than for the matter discussed above, except for the non-GAAP reconciliation included in Part 1, Item 1 of this Annual Report in accordance with Item 10 of Regulation S-K. In addition, the Company has corrected a typographical error to correctly disclose income (loss) before extraordinary items for the third quarter 2001 as ($6,473) instead of ($3,254).


                                                                           Page
                                                                          Number

PART I.

  Item 1.  Business............................................................1
  Item 2.  Properties.........................................................11
  Item 3.  Legal Proceedings..................................................11
  Item 4.  Submission of Matters to a Vote of Security Holders................12


PART II.

  Item 5.  Market for Registrant's Common Equity and Related Stockholder
                Matters.......................................................13
  Item 6.  Selected Financial Data............................................14
  Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................15
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.........31
  Item 8.  Financial Statements and Supplementary Data........................32
  Item 9.  Changes In and Disagreements with Accountants on Accounting and
                  Financial Disclosure........................................33


PART III.

  Item 10. Directors and Executive Officers of the Registrant.................33
  Item 11. Executive Compensation.............................................33
  Item 12. Security Ownership of Certain Beneficial Owners and Management.....33
  Item 13. Certain Relationships and Related Transactions.....................33


PART IV.

  Item 14. Controls and Procedures............................................33
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K....34


SIGNATURES        ............................................................36
                                      (i)

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

         Since 1999, as a result of disruptions in the fixed income markets, the Company has focused its efforts on conserving its capital base and repaying its outstanding recourse obligations. Prior to such time, the Company operated a number of loan origination businesses, including single-family mortgage lending, commercial mortgage lending, and manufactured housing lending, all of which have been sold or otherwise discontinued. Since 2000, the Company's business operations have been essentially limited to the management of its investment portfolio and the active collection of its portfolio of delinquent property tax receivables. As of December 31, 2002, the Company has repaid all of its recourse obligations and is now free from any contractual operating and investing restrictions. The Company's investment portfolio continues to generate reasonable cash flow, and the Company has been evaluating alternative uses for this cash flow in an effort to improve shareholder value, including alternatives with respect to the Company's preferred stock outstanding. In January 2003, the Company initiated a tender offer for approximately $52 million of its preferred stock outstanding, to be funded with a combination of cash and senior, unsecured notes due February 28, 2005 (the "February 2005 Notes"). In February 2003, the Company closed the tender offer and retired a total of 1,887,600 shares of its preferred stock for $19.3 million in cash and the issuance of $32.1 million of February 2005 Notes. The tender offer resulted in a preferred stock benefit to be recorded in the first quarter of 2003 of $12.6 million, comprised of the elimination of $16.5 million of dividends-in-arrears on the shares tendered and a premium paid to book value of $3.9 million. The February 2005 Notes preclude further distributions on preferred or common stocks, other than for the Company to maintain its status as a REIT, until the Notes are fully repaid. The Company currently has approximately $121 million of tax net operating loss carryforwards and $61 million of capital loss carryforwards which the Company could use to offset future taxable income excluding excess inclusion income. See further discussion in Federal Income Tax Considerations.

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

-------------------------------------------- -----------------------------------
(amounts in thousands)                               As of December 31,
                                                   2002             2001
                                             ---------------- ------------------
                                                        % of             % of
                                               Balance  Total  Balance   Total
-------------------------------------------- ---------------- -----------------
Investments:
  Collateral for collateralized bonds
    Loans (at amortized cost, net) .........  $1,818,577  82  $2,006,165   78.7%
    Debt securities (at fair value) ........     329,920  14     467,038   18.3%

  Other investments ........................      54,322   2      63,553    2.5
  Securities:
    Adjustable-rate mortgage securities ....          --  --       1,740    0.1
    Fixed-rate securities ..................       3,664   0       4,774    0.2
    Mortgage-related securities ............       2,544   0       2,523    0.1
  Loans ....................................       9,288   0       3,786    0.1
-------------------------------------------- ---------------- ------------------
         Total investments .................  $2,218,315 100  $2,549,579  100.0%
-------------------------------------------- ---------------- ------------------

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

         Other investments. Other investments include a security backed by delinquent tax receivables, which is classified as held-to-maturity pursuant to the provisions of SFAS No. 115, and is carried at amortized cost. Other investments also include unsecuritized delinquent tax receivables, which are carried at amortized cost. During 2002, the Company collected approximately $16.6 million on its delinquent property tax receivables, with collections of $7.3 million relating to delinquent property tax receivables located in Allegheny County, Pennsylvania, $7.3 million relating to delinquent property tax receivables located in Cuyahoga County, Ohio, and $2.0 million relating to various other jurisdictions. During the year ended December 31, 2001, the Company recorded an other-than-temporary impairment charge of $24.9 million on this held-to-maturity security.

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
                                                           Collateralized          Bonds            Investment
                                                               Bonds
--------------------------------------------------------------------------------------------------------------------

Principal balances per the above table                     $   2,151,205      $   1,973,239       $    177,966
Principal balance of security excluded from above table            5,497              5,902               (405)
Recorded impairments on debt securities                          (13,756)                 -            (13,756)
Premiums and discounts                                            16,184             26,186            (10,002)
Unrealized gain                                                      299                  -                299
Accrued interest and other                                        14,516              7,944              6,572
Allowance for loan losses                                        (25,448)                -             (25,448)
--------------------------------------------------------------------------------------------------------------------
Balance per consolidated financial statements              $   2,148,497      $   2,013,271       $    135,226
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
--------------------------------------------------------------------------------------------------------------------

(1) Calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows were based on the forward LIBOR curve as of December 31, 2002, and incorporates the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.
(2) Cash flows received by the Company during the year, equal to the excess of the cash flows received on the collateral pledged, over the cash flow requirements of the collateralized bond security
(3) Computed at 0% CPR through June 2008, then 20% CPR thereafter (4) Computed at 0% CPR until the respective call date (5) SASCO 2002-9 securitization was completed April 25, 2002


The above tables illustrate the Company's estimated fair value of its net investment in collateralized bond securities. In its consolidated financial statements, the Company carries its investments at amortized cost, except for its investment in MERIT Series 11, which it carries at estimated fair value. Inclusive of recorded allowance for losses aggregating $25.4 million, the Company's net investment in collateralized bond securities as reported in its consolidated financial statements is approximately $134.9 million. This amount compares to an estimated fair value, utilizing a discount rate of 16%, of approximately $98.3 million, as set forth in the table above. The difference between the $134.9 million in net investment as included in the consolidated financial statements and the $98.3 million of estimated fair value, is due to the differences between the estimated fair value of such net investment and amortized cost.

         The following table compares the fair value of these investments at various discount rates, but otherwise using the same assumptions as set forth for the two immediately preceding tables:

--------------------------------------------------------------------------------
                          Fair Value of Net Investment
--------------------------------------------------------------------------------
Collateralized Bond Series               12%        16%        20%        25%
----------------------------------- ----------- ---------- ---------- ----------
MERIT Series 11A ..................   $ 33,583   $ 30,342   $ 27,819   $ 25,338
MERIT Series 12-1 .................      1,959      2,081      2,123      2,110
MERIT Series 13 ...................      1,714      1,861      1,936      1,967
SASCO 2002-9 ......................     34,104     32,230     30,502     28,528
MCA One Series 1 ..................      2,005      1,695      1,454      1,224
CCA One Series 2 ..................     12,658     10,211      8,413      6,792
CCA One Series 3 ..................     23,915     19,833     16,575     13,399
-----------------------------------   --------   --------   --------   --------
                                      $109,938   $ 98,253   $ 88,822   $ 79,358
----------------------------------- ----------- ---------- ---------- ----------

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

         The Company evaluates and monitors its exposure to credit losses and has established reserves and discounts for probable credit losses based upon anticipated future losses on the loans and securities, general economic conditions and historical trends in the portfolio. For loans and securities pledged as collateral for collateralized bonds, the Company considers its credit exposure to include over-collateralization. The Company has also retained subordinated securities from other securitizations. As of December 31, 2002, the Company's credit exposure on subordinated securities retained or as to over-collateralization was $168.2 million. The Company has reserves and discounts of $76.3 million relative to this credit exposure. The Company also has credit risk on the entire amount of investments that are not securitized, or are securitized and the Company retained the entire security issued. Such investments include loans and delinquent property tax receivables of $9.3 million and $54.3 million, respectively, at December 31, 2002. Delinquent property tax receivables are carried at amortized cost, and all amounts collected on these receivables are applied against the carrying value of these receivables.

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

                        FEDERAL INCOME TAX CONSIDERATIONS

General

         The Company believes it has complied with the requirements for qualification as a REIT under the Internal Revenue Code (the "Code"). To the extent the Company qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders. The Company uses the calendar year for both tax and financial reporting purposes. There may be differences between taxable income and income computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. The Company's estimated taxable income for 2002, excluding net operating losses carried forward from prior years, was $5.5 million, comprised entirely of ordinary income. Such amounts were fully offset by tax loss carry-forwards of a similar amount. The Company currently has tax operating loss carry-forwards of approximately $121 million. Included in the $5.5 million in ordinary income is excess inclusion income of $1.4 million which is required to be distributed by the Company by the time the Company files its consolidated income tax return in order to maintain its REIT status. The Company intends to make such distribution in accordance with the prescribed requirements. Substantially all of the $121 million in net operating loss carry-forwards expire in 2014 and 2015, and of the $61 million of capital loss carry-forwards, $34 million expires in 2003 and $27 million expires in 2004.

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

         None.

                                     PART II

Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters

         Dynex Capital, Inc.'s common stock is traded on the New York Stock Exchange under the trading symbol DX. The common stock was held by approximately 3,662 holders of record as of February 28, 2003. During the last two years, the high and low closing stock prices and cash dividends declared on common stock, adjusted for the two-for-one stock split effective May 5, 1997 and the one-for-four reverse stock split effective August 2, 1999, were as follows:


-------------------- ----------------- --------------------- -------------------
                                                                 Cash Dividends
                           High               Low                   Declared
-------------------- ----------------- --------------------- -------------------
2002:
   First quarter     $     3.92        $     2.02            $        -
   Second quarter          5.40              3.30                     -
   Third quarter           5.20              3.91                     -
   Fourth quarter          4.84              4.06                     -

2001:
   First quarter     $     1.30        $     0.64            $        -
   Second quarter          2.45              0.89                     -
   Third quarter           2.48              1.91                     -
   Fourth quarter          2.45              1.86                     -
-------------------- ----------------- --------------------- -------------------

         Dividends-in-arrears for the preferred stock must be fully paid before dividends can be paid on common stock. Dividends-in-arrears on preferred stock were $31.2 million at December 31, 2002.

Item 6.  Selected Financial Data

--------------------------------------------------------------------------------------------------------------------
Years ended December 31,                           2002 (As     2001 (As       2000         1999          1998
                                                 restated) (5)restated) (5)
--------------------------------------------------------------------------------------------------------------------
(amounts in thousands except share and per share
data)
Net interest margin                                $  20,670    $  28,410    $   2,377    $  54,609    $  72,774
Net loss on sales, impairment charges and            (18,299)     (39,078)     (84,039)    (107,470)     (26,582)
litigation (2)
Equity in net loss of Dynex Holding, Inc. (3)              -            -       (1,061)     (19,927)     (19,923)
Other income (expense)                                   848          104         (428)       1,673        2,852
General and administrative expenses                   (9,493)     (10,526)      (8,712)      (7,740)      (8,973)
Extraordinary item - gain (loss) on                      221        2,972            -       (1,517)        (571)
extinguishment of debt
--------------------------------------------------------------------------------------------------------------------
Net (loss) income                                  $  (9,360)   $ (21,209)   $ (91,863)   $ (75,135)   $  19,577
--------------------------------------------------------------------------------------------------------------------
Net (loss) income to common shareholders           $ (18,946)   $ (13,492)   $(104,774)   $ (88,045)   $   6,558
(Loss) income per common share before
extraordinary item:
Basic & diluted (1)                                $    (1.76)  $    (1.44)  $    (9.15)  $    (7.53)  $     0.62
Net (loss) income per common share:
Basic & diluted (1)                                $    (1.74)  $    (1.18)  $    (9.15)  $    (7.67)  $     0.57
Dividends declared per share:
Common (1)                                         $       -    $       -    $       -    $       -    $     3.40
Series A Preferred                                     0.2925       0.2925           -          1.17         2.37
Series B Preferred                                     0.2925       0.2925           -          1.17         2.37
Series C Preferred                                     0.3651       0.3649           -          1.46         2.92

--------------------------------------------------------------------------------------------------------------------
December 31,                                         2002         2001         2000         1999          1998
--------------------------------------------------------------------------------------------------------------------
Investments                                        $2,218,315   $2,549,579   $3,193,234   $4,136,563   $4,971,607
Total assets                                       2,238,304    2,569,859    3,239,921    4,217,723    5,193,790
Non-recourse debt                                  2,013,271    2,264,213    2,856,728    3,282,378    3,665,316
Recourse debt                                              -       58,134      134,168      537,098    1,032,733
Total liabilities                                  2,014,883    2,327,749    3,002,465    3,867,444    4,726,044

Shareholders' equity                                 223,421      242,110      237,456      350,277      467,747
Number of common shares outstanding               10,873,903   10,873,853   11,446,206   11,444,099   46,027,426
Average number of common shares (1)               10,873,871   11,430,471   11,445,236   11,483,977   11,436,599
Book value per common share (4)                    $     8.57   $    11.06   $     7.39   $    18.38   $    28.77
--------------------------------------------------------------------------------------------------------------------

(1) Adjusted for two-for-one common stock split effective May 5, 1997 and the one-for-four reverse common stock split effective August 2, 1999.
(2) Net loss on sale, write-downs, impairment charges and litigation for the year ended December 31, 2000 and 1999 include several adjustments related largely to non-recurring items. See Footnote 14 to the consolidated financial statements included in the Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2002.
(3) Dynex Holding, Inc. was liquidated at the end of 2000. (4) Inclusive of the liquidation preference on the Company's preferred stock.
(5) See Note 23 to the consolidated financial statements related to the restatement of the consolidated financial statements for 2002 and 2001.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         As discussed in Note 23 to the consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2002 and 2001. The following Management's Discussion and Analysis takes into account the effects of the restatement.

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

         Critical accounting policies are defined as those that are reflective of significant judgments or uncertainties, and which may result in materially different results under different assumptions and conditions, or the application of which may have a material impact on the Company's financial statements. The following are the Company's critical accounting policies, summarized from Footnote 2 to the consolidated financial statements.

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

                               FINANCIAL CONDITION

         Below is a discussion of the Company's financial condition.

---------------------------------------------- ---------------------------------
                                                           December 31,
(amounts in thousands except per share data)         2002               2001
---------------------------------------------- ------------------ --------------
Investments:
Collateral for collateralized bonds               $2,148,497         $2,473,203
Other investments                                     54,322             63,553
Securities                                             6,208              9,037
Loans                                                  9,288              3,786

Non-recourse debt - collateralized bonds           2,013,271          2,264,213
Recourse debt                                              -             58,134

Shareholders' equity                                 223,421            242,110

Book value per common share (inclusive
 of preferred stockliquidation preference)            $8.57             $11.06
---------------------------------------------- -------------- ------------------

Collateral for Collateralized Bonds

         Collateral for collateralized bonds includes loans and securities consisting of, or secured by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and commercial properties, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. Collateral for collateralized bonds in 2001 also included delinquent property tax receivables. As of December 31, 2002, the Company had 22 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $2.15 billion at December 31, 2002 compared to $2.47 billion at December 31, 2001. This decrease of $325 million is primarily the result of $420 million in paydowns on the collateral, $29 million of increased provisions for losses on collateral, $16 million of impairment losses on securities, amortization of premiums and discounts of $6 million and market value adjustments of $3 million offset by the addition of $147 million of new collateral.

Other Investments

         Other investments at December 31, 2002 and 2001 consist primarily of delinquent property tax receivables and subsequent real estate owned. Other investments decreased to $54.3 million at December 31, 2002 compared to $63.6 million at December 31, 2001. This decrease of $9.3 million resulted from payments of $13.3 million received on delinquent property tax receivables, $2.2 million in sales of related real estate owned and $1.1 million of write-downs of tax certificates and real estate owned. These decreases were partially offset by $5.4 million of accrued interest income and $0.9 million of additional costs incurred in the collection of the tax receivables.

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

Non-recourse Debt

         Collateralized bonds issued by the Company are recourse only to the assets pledged as collateral, and are otherwise non-recourse to the Company. Collateralized bonds decreased to $2.01 billion at December 31, 2002 from $2.26 billion at December 31, 2001. This decrease was primarily a result of principal pay-downs of $428.0 million during the year, from the principal payments received from the associated collateral for collateralized bonds and a net decrease of $0.9 million for accrued interest payable. These decreases were partially offset by a net increase in bonds payable of $172.9 million and amortization of $5.1 million of discount on the collateralized bonds.

Recourse Debt

         During 2002, the Company repaid all of the Company's $57.9 million of outstanding Senior Notes and a $0.2 million capital lease.

Shareholders' Equity

         Shareholders' equity decreased from $242.1 million at December 31, 2001 to $223.4 million at December 31, 2002. This decrease resulted from the net loss for the year of $9.4 million, an $8.1 million increase in accumulated other comprehensive loss, and a payment of $1.2 million of preferred stock dividends. The increase in accumulated other comprehensive loss resulted principally from the decline in the fair value of debt securities of $3.7 million, and mark-to-market losses of $4.4 million on interest-rate swap and synthetic interest-rate swap contracts.


                              RESULTS OF OPERATIONS

----------------------------------------------------------------- ------------------------------------------------------
                                                                             For the Year Ended December 31,
                                                                  ------------------------------------------------------
      (amounts in thousands except per share information)               2002              2001               2000
----------------------------------------------------------------- ----------------- ------------------ -----------------
Net interest margin before provision for losses                      $    49,153       $    48,082        $    31,487
Provision for losses                                                     (28,483)          (19,672)           (29,110)
Net interest margin                                                       20,670            28,410              2,377
Net (loss) gain on sales, impairment charges, and litigation:
     Related to commercial production operations                               -              (680)           (50,940)
     Related to sales of investments                                        (303)             (439)           (15,872)
     Impairment charges                                                  (18,543)          (43,439)           (22,135)
     Litigation                                                                -             6,095              5,600
     Related to sale of loan production operations                             -              (755)              (228)
     Other                                                                   547               140               (464)
Trading losses                                                            (3,307)           (3,091)                 -
Equity in losses of DHI                                                        -                 -             (1,061)
General and administrative expenses                                       (9,493)          (10,526)            (8,712)
Extraordinary item - gain on extinguishment of debt                          221             2,972                  -
Net loss                                                                  (9,360)          (21,209)           (91,863)
Preferred stock (charge) benefit                                          (9,586)            7,717            (12,911)
Net loss to common shareholders                                      $   (18,946)      $   (13,492)       $  (104,774)

Basic & diluted net loss per common share                            $   (1.74)        $   (1.18)         $   (9.15)

Dividends declared per share:
     Common                                                                     -                 -                -
     Series A and B Preferred                                             0.2925            0.2925                 -
     Series C Preferred                                                   0.3651            0.3649                 -
----------------------------------------------------------------- ----------------- ------------------ -----------------

2002 Compared to 2001

         The decrease in net loss during 2002 as compared to 2001 is primarily the result of decreases in impairment charges and an increase in net margin before provision for losses, partially offset by increases in provision for losses, and decreases in litigation recovery and gains from extinguishment of debt. Net loss per common share increased as a result of preferred stock charges in 2002 versus preferred stock benefits in the prior year, partially offset by the decrease in net loss during 2002.

         Net interest margin before provision for losses for the year ended December 31, 2002 increased to $49.2 million, from $48.1 million for the same period in 2001. The increase in net interest margin before provision for losses of $1.1 million, or 2.2%, was the result of an increase in the net interest spread on interest-earning assets and interest income recognized on a security collateralized by delinquent property tax receivables, partially offset by the decline in interest earning assets.

         The Company provides for losses on its loans where it has retained credit risk. Provision for losses for loans increased to $28.5 million in 2002, from $19.7 million in 2001. Provision for losses increased by $8,811 as a result of additions for manufactured housing loans. The continuing under-performance of these loans prompted the Company to revise its estimate of losses to include a percentage of all loans with delinquencies greater than 30 days. This revision, which was instituted during the fourth quarter of 2002, resulted in an increase in provision for losses of $7.4 million during the quarter. Loss severity on the manufactured housing loans continued to remain high during 2002 as a result of the saturation in the market place with both new and used (repossessed) manufactured housing units. Defaults in 2002 on manufactured housing loans averaged 4.3%, versus 4.2% in 2001, and loss severity continued at 77% during the year. "Loss Severity" is the cumulative loss incurred on a loan, or sub-set of loans, divided by the unpaid principal balance of such loan(s). While the Company has provided for reserves for losses based on current delinquencies and loss severities, should these performance trends continue for a protracted period, or decline further, the Company may need to increase the provision for losses on loans in future periods above amounts recorded during 2002.

         Net loss on sales, impairment charges, and litigation decreased from an aggregate net loss of $39.1 million in 2001 to an aggregate net loss of $18.3 million in 2002. Virtually all of the $18.3 million net loss in 2002 was related to impairment charges. Such impairment charges included other-than-temporary impairment of debt securities pledged as collateral for collateralized bonds of $15.6 million for 2002. In addition, the Company incurred impairment charges in 2002 related to a $2.1 million adjustment to the lower of cost or market for certain delinquent single-family mortgage loans. Such loans were included in securities called by the Company, the balances of which were included in the SASCO Series 2002-9 securitization completed in April 2002. During 2001, the Company incurred other-than-temporary impairments of debt securities pledged as collateral for collateralized bonds of $15.8 million, and recorded additional other-than-temporary impairment charges of $24.9 million related to a reduction in the carrying value of the delinquent property tax receivable security, $2.7 million for property tax receivables that have been foreclosed and represent real estate owned.

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

         Net loss on sales, write-downs and impairment charges decreased from an aggregate net loss of $84.0 million in 2000 to an aggregate net loss of $39.1 million in 2001. Net loss on sales, impairment charges and write-downs are largely one-time items. During 2001, the Company settled various litigation for a net benefit to the Company of $6.1 million. The Company incurred losses in 2001 related principally to impairment charges incurred on its delinquent property tax lien portfolio. The Company adjusted the carrying value of such portfolio by $24.9 million due to other-than-temporary valuation adjustments on the delinquent property tax receivable security, and $2.7 million for adjustments to net realizable value on property tax liens that have been foreclosed and represent real estate owned. Impairment charges also include other-than-temporary impairment of debt securities pledged as collateral for collateralized bonds as discussed above. The Company also wrote off $0.6 million of receivables related to the sale of its manufactured housing and model home businesses in 1999.

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

------------------------------------------ ------------------------------------------------------------------------
                                                                   Year ended December 31,
------------------------------------------ ------------------------------------------------------------------------
                                                     2002                    2001                   2000
                                           ------------------------- --------------------- ------------------------
         (amounts in thousands)             Average    Effective    Average    Effective    Average     Effective
                                            Balance       Rate      Balance       Rate      Balance       Rate
------------------------------------------ ----------- ----------- ----------- ----------- ----------- ------------
Interest-earning assets (1):
   Collateral for collateralized bonds     $2,306,122       7.34%  $2,827,177       7.61%  $3,461,008        7.84%
    (2) (3)
   Other investments                           53,456      10.08%      37,185      14.69%      42,188       13.03%
   Securities                                   4,816      21.31%       8,830       9.60%      55,425        6.49%
   Loans                                        9,706       4.54%       4,068      17.94%     134,673        7.99%
   Cash Investments                            19,207       1.48%      17,560       4.01%           -            -
                                           ----------- ----------- ----------- ----------- ----------- ------------
                                           ----------- ----------- ----------- ----------- ----------- ------------
     Total interest-earning assets         $2,393,307       7.37%  $2,894,820       7.70%  $3,693,294        7.89%
                                           =========== =========== =========== =========== =========== ============
Interest-bearing liabilities:
   Non-recourse debt (3)                   $2,152,440       5.68%  $2,568,716       6.41%  $3,132,550        7.34%
   Recourse debt secured by                         -           -      17,016       6.28%      65,651        7.13%
    collateralized bonds retained
                                           ----------- ----------- ----------- ----------- ----------- ------------
                                            2,152,440       5.68%   2,585,732       6.40%   3,198,201        7.33%

   Other recourse debt - secured (4)           26,112       8.14%      71,174       8.30%     119,939        5.61%
   Other recourse debt - unsecured                  -           -           -           -     101,242        8.54%
                                           ----------- ----------- ----------- ----------- ----------- ------------
     Total interest-bearing liabilities    $2,178,552       5.71%  $2,656,906       6.46%  $3,419,382        7.35%
                                           =========== =========== =========== =========== =========== ============

Net interest spread (3)                                     1.66%                   1.23%                    0.54%
Net yield on average interest-earning assets (3)            2.17%                   1.76%                    1.08%
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

2002 compared to 2001

         The net interest spread for the year ended December 31, 2002 increased to 1.66% from 1.23% for the year ended December 31, 2001. This increase was primarily due to the reduction of short-term interest rates during 2001, which benefited the Company's borrowing costs in 2002. A substantial portion of the Company's interest-bearing liabilities reprice monthly, and are indexed to one-month LIBOR, which on average decreased to 1.76% for 2002, versus 3.88% for 2001. The overall yield on interest-earnings assets, decreased to 7.37% for the year ended December 31, 2002 from 7.70% for the same period in 2001, following the falling-rate environment, yet lagging relative to the Company's liabilities. The Company's net interest spread in 2002 also benefited from the repayment of all remaining recourse debt outstanding.

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

         The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

--------------------------------------------------------------------------------------------------------------------
                                            2002 to 2001                               2001 to 2000
--------------------------------------------------------------------------------------------------------------------
                                  Rate         Volume         Total          Rate         Volume         Total
--------------------------------------------------------------------------------------------------------------------
Collateral for                  $   (7,333)   $  (38,459)    $  (45,792)   $   (8,028)   $  (48,417)   $  (56,445)
collateralized bonds
Other investments                   (2,190)        1,698           (492)         (633)        1,461           828
Securities                             691          (513)           178         1,199        (3,946)       (2,747)
Loans                                 (810)          521           (289)        6,096       (16,132)      (10,036)
--------------------------------------------------------------------------------------------------------------------
Total interest income               (9,642)      (36,753)       (46,395)       (1,366)      (67,034)      (68,400)
--------------------------------------------------------------------------------------------------------------------
Non-recourse debt                  (17,564)      (24,909)       (42,473)      (26,842)      (38,311)      (65,153)
Recourse debt                         (682)       (4,144)        (4,826)       (1,120)      (13,470)      (14,590)
--------------------------------------------------------------------------------------------------------------------
Total interest expense             (18,246)      (29,053)       (47,299)      (27,962)      (51,781)      (79,743)
--------------------------------------------------------------------------------------------------------------------
Net margin on portfolio         $    8,604    $   (7,700)    $      904    $   26,596    $  (15,253)   $   11,343
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

                      Investment Portfolio Composition (1)
                                 ($ in millions)

---------------- ------------- ----------- -------------- ------------ ---------
                                           Other Indices
                  LIBOR Based   CMT Based      Based       Fixed-Rate
 December 31,      ARM  Loans   ARM Loans    ARM Loans       Loans       Total
---------------- ------------- ----------- -------------- ------------ ---------
     2000             $758.6     $309.9          $97.4      $1,926.3    $3,092.2
     2001             $472.4     $144.6          $73.6      $1,765.8    $2,456.4
     2002             $384.6      $73.2          $57.0      $1,647.0    $2,161.8
---------------- ------------- ----------- -------------- ------------ ---------

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

                Net Premium Basis and Amortization on Investments
                                 ($ in millions)

--------------------------------------------------------------------------------
                                                                   Amortization
           Net                     CPR Annualized                 Expense as a %
        Remaining   Amortization        Rate         Principal     of Principal
         Premium       Expense                        Paydowns       Paydowns
--------------------------------------------------------------------------------
 2000     $30.1         $8.1            20%            $523.0          1.55%
 2001     $22.4         $8.2            24%            $600.8          1.37%
 2002     $16.2         $6.1            19%            $417.9          1.45%
--------------------------------------------------------------------------------

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

                    Credit Reserves And Actual Credit Losses
                                 ($ in millions)

--------------------------------------------------------------------------------
                           Credit Exposure,    Actual   Credit Exposure, Net of
         Outstanding Loan    Net of Credit     Credit      Credit Reserves to
        Principal Balance      Reserves        Losses   Outstanding Loan Balance
--------------------------------------------------------------------------------
  2000       $3,245.3           $186.6         $26.6             5.75%
  2001       $2,588.4           $153.5         $32.6             5.93%
  2002       $2,246.9           $ 91.8         $26.7             4.09%
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

                             Delinquency Statistics

--------------------------------------------------------------------------------
                     60 to 89 days         90 days and over
 December 31,          delinquent           delinquent (1)              Total
--------------------------------------------------------------------------------
     2000                0.37%                  1.59%                   1.96%
     2001                0.28%                  1.50%                   1.78%
     2002                0.64%                  2.07%                   2.71%
--------------------------------------------------------------------------------

       (1) Includes foreclosures, repossessions and REO.

General and Administrative Expense

         The following tables present a breakdown of general and administrative expense by business unit.

------------ -------------------- --------------------------- ------------------
                  Servicing          Corporate/Investment            Total
                                     Portfolio Management
------------ -------------------- --------------------------- ------------------
    2001          $3,718.1                 $6,807.8                $10,525.9
    2002          $4,274.0                 $5,218.7                $ 9,492.7
------------ -------------------- --------------------------- ------------------


         General and administrative expense decreased $1.0 million from $10.5 million in 2001 to $9.5 million in 2002. General and administrative expenses for servicing has increased as the Company has increased staffing in connection with collection of delinquent property tax receivables, while Corporate/Investment Portfolio Management expenses have declined as a result of reductions in staff and declining litigation expenses. Litigation expenses incurred in 2002 amount to $1.4 million versus $2.7 million in 2001. During the year 2000, the Company had limited servicing expense of $0.7 million as the Company was just starting it's servicing of delinquent property tax receivables.

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

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in APB Opinion No.
30. Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items, as Dynex has done. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB Opinion No. 30 must be reclassified. The Company has not yet assessed the impact of this statement on its financial position or results of operations.

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

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." With the exception of transactions between two or more mutual enterprises, this statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, the carrying amount of an unidentifiable intangible asset shall continue to be amortized as required in SFAS No. 72, unless the transaction to which that asset arose was a business combination. In that case, the carrying amount of that asset is to be reclassified to goodwill as of the later of the date of acquisition or the date SFAS No. 142 is applied in its entirety. Thus, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. Also, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions. The effective date for this statement is on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 did not have an impact on the financial position, results of operations, or cash flows of the Company.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Effective after December 15, 2002, this statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet assessed the impact of this statement on its financial position or results of operations.

         On November 25, 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The Company had no guarantees that require disclosure at year-end 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN No. 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN No. 45 in 2003 is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN No. 46 expands the criteria for considering whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, special purpose entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company's results of operations, cash flows or financial position.


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

                Summary of Selected Quarterly Results (unaudited)
             (amounts in thousands except share and per share data)

See Note 23 to the consolidated financial statements related to the restatement of the consolidated financial statements for 2002 and 2001. In addition, the Company has corrected a typographical error to correctly disclose income (loss) before extraordinary items for the third quarter 2001 as ($6,473) instead of ($3,254).

----------------------------------------------------- ------------------------------- --------------------------------
            Year ended December 31, 2002                      First Quarter                   Second Quarter
----------------------------------------------------- ------------------------------- --------------------------------
                                                      As previously   As restated      As previously    As restated
                                                         reported                        reported

Operating results:
Total interest income                                    $   42,940      $ 44,385        $ 44,968         $ 46,365
Net interest margin                                           3,857         5,302           7,013            8,409
Income before extraordinary items                               104         1,548             937            2,335
Net income                                                      481         1,925             398            1,796
Basic & diluted loss per common share before
extraordinary item                                           (0.21)         (0.08)           (0.13)          (0.01)
Basic & diluted loss per common share                        (0.18)         (0.04)           (0.18)          (0.06)
Cash dividends declared per common share                          -              -               -               -
----------------------------------------------------- --------------- --------------- ---------------- ---------------

Average interest-earning assets                         2,385,865       2,442,749        2,437,214       2,491,920
Average borrowed funds                                  2,243,081       2,243,081        2,280,447       2,280,447
----------------------------------------------------- --------------- --------------- ---------------- ---------------

Net interest spread on interest-earning assets            1.42%           1.49%            1.76%           1.82%
Average asset yield                                       7.20%           7.27%            7.38%           7.44%
Net yield on average interest-earning assets (1)          1.77%           1.96%            2.12%           2.30%
Cost of funds                                             5.96%           5.96%            5.74%           5.74%
----------------------------------------------------- --------------- --------------- ---------------- ---------------

---------------------------------------------------- ------------------------------- --------------------------------
            Year ended December 31, 2002                      Third Quarter                   Fourth Quarter
----------------------------------------------------- ------------------------------- --------------------------------
                                                      As previously    As restated     As previously    As restated
                                                         reported                        reported

Operating results:
Total interest income                                    $ 42,321        $ 43,667        $ 40,655         $ 41,950
Net interest margin                                         5,432           6,778          (1,116)             181
Loss before extraordinary items                            (3,254)         (1,907)        (12,852)         (11,557)
Net loss                                                   (2,862)         (1,517)        (12,861)         (11,564)
Basic & diluted loss per common share before
extraordinary item                                          (0.52)          (0.40)           (1.40)           (1.28)
Basic & diluted loss per common share                       (0.48)          (0.36)           (1.40)           (1.28)
Cash dividends declared per common share                        -                -               -                -
----------------------------------------------------- --------------- --------------- ---------------- ---------------

Average interest-earning assets                         2,316,094       2,367,607        2,221,003       2,270,952
Average borrowed funds                                  2,145,200       2,145,200        2,045,480       2,045,480
----------------------------------------------------- --------------- --------------- ---------------- ---------------

Net interest spread on interest-earning assets            1.57%           1.64%            1.62%           1.69%
Average asset yield                                       7.29%           7.36%            7.34%           7.41%
Net yield on average interest-earning assets (1)          1.99%           2.18%            2.07%           2.25%
Cost of funds                                             5.87%           5.87%            5.78%           5.78%
----------------------------------------------------- --------------- --------------- ---------------- ---------------


------------------------------------ --------------- --------------- --------------- --------------------------------
                                         First       Second Quarter  Third Quarter           Fourth Quarter
   Year ended December 31, 2001         Quarter
                                                                                     --------------- ----------------
                                                                                     As previously
                                                                                        reported       As restated
------------------------------------ --------------- --------------- --------------- --------------- ----------------
Operating results:
Total interest income                   $ 63,505        $ 58,487        $ 52,395        $ 48,373        $ 48,373
Net interest margin                        5,624           8,194           1,231          13,361          13,361
Income (loss) before extraordinary
items                                      9,376           2,199          (6,473)        (11,159)        (29,283)
Net income (loss)                         11,650           2,772          (7,483)        (10,024)        (28,148)
Basic & diluted income (loss) per
common share before extraordinary
item                                      0.54            1.11           (0.81)          (0.69)          (2.39)
Basic and diluted net income
(loss) per common share                   0.74            1.16           (0.90)          (0.59)          (2.29)
Cash dividends declared per common
share                                      -               -               -               -                -
------------------------------------ --------------- --------------- --------------- --------------- ----------------

Average interest-earning assets        3,168,001       2,976,415       2,778,377       2,634,014        2,634,014
Average borrowed funds                 2,911,595       2,731,636       2,595,238       2,389,154        2,389,154
------------------------------------ --------------- --------------- --------------- --------------- ----------------

Net interest spread on
interest-earning assets                  0.87%           1.34%           1.39%           1.50%            1.50%
Average asset yield                      8.03%           7.85%           7.54%           7.35%            7.35%
Net yield on average
interest-earning assets (1)              1.45%           1.84%           1.80%           2.05%            2.05%
Cost of funds                            7.29%           6.66%           6.25%           5.95%            5.95%
------------------------------------ --------------- --------------- --------------- --------------- ----------------


  (1) Computed as net interest margin excluding non-interest collateralized bond expenses divided by average interest earning assets.

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

Item 8.  Financial Statements And Supplementary Data

         The consolidated financial statements of the Company and the related notes, together with the Independent Auditors' Reports thereon are set forth on pages F-1 through F-28 of this Form 10-K/A.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

         None.

                                    PART III

Item 10. Directors and executive officers of the registrant

         The information required by Item 10 as to directors and executive officers of the Company is included in the Company's proxy statement for its 2003 Annual Meeting of Stockholders (the 2003 Proxy Statement) in the Election of Directors and Management of the Company sections and is incorporated herein by reference.

         In March 2003, Mr. Thomas H. Potts resigned as Chairman of the Board. Mr. Eric P. Von der Porten was elected to serve as Chairman of the Board until the next Annual Meeting of Stockholders.

Item 11. Executive Compensation

         The information required by Item 11 is included in the 2003 Proxy Statement in the Management of the Company section and is incorporated herein by reference.

Item 12. Security ownership of certain beneficial owners and management

         The information required by Item 12 is included in the 2003 Proxy Statement in the Ownership of Common Stock section and is incorporated herein by reference.

Item 13. Certain relationships and related transactions

The information required by Item 13 is included in the 2003 Proxy Statement in the Compensation Committee Interlocks and Insider Participation section and is incorporated herein by reference.

                                     PART IV
Item 14. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures.

         As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report (the "Evaluation Date"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's management, as appropriate, to allow timely decisions regarding required disclosures.

         (b) Changes in internal controls.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls during the most recent quarter and subsequent to December 31, 2002, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

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

                        21.1         List  of  consolidated  entities   of   the
                                     Company (filed herewith)

                        23.1 Consent of Deloitte & Touche LLP (filed herewith)

                        31.1         Certification    of   Principal   Executive
                                     Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        32.1         Certification    of   Principal   Executive
                                     Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                                          DYNEX CAPITAL, INC.
                                                          (Registrant)



December 24, 2003                 /s/ Stephen J. Benedetti
                                  ----------------------------------------------
                                  Stephen J. Benedetti, Executive Vice President
                                  (Principal Executive Officer)


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                      Capacity       Date



                                               Director       December 24, 2003
/s/ J. Sidney Davenport, IV
J. Sidney Davenport, IV



/s/ Leon A. Felman                             Director       December 24, 2003
-----------------------------------------
Leon A. Felman



/s/ Barry Igdaloff                             Director       December 24, 2003
-----------------------------------------
Barry Igdaloff


/s/ Thomas H. Potts
Thomas H. Potts                                Director       December 24, 2003



/s/ Barry S. Shein                             Director       December 24, 2003
-----------------------------------------
Barry S. Shein



/s/ Donald B. Vaden                            Director       December 24, 2003
-----------------------------------------
Donald B. Vaden



/s/ Eric P. Von der Porten                     Director       December 24, 2003
-----------------------------------------
Eric P. Von der Porten

                                                                    Exhibit 31.1
                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Benedetti, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Dynex Capital, Inc.;

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

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting






Date:  December 24, 2003                              /s/ Stephen J. Benedetti
                                                    ----------------------------
                                                    Principal Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Benedetti, certify that:

     1. I have reviewed this annual report on Form 10-K/A of Dynex Capital, Inc.;

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

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control of financial reporting; and;

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






Date:  December 24, 2003                               /s/ Stephen J. Benedetti
                                                     ---------------------------
                                                     Stephen J. Benedetti
                                                     Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Dynex Capital, Inc. (the "Company") on Form 10-K/A for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Principal Executive Officer and the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  December 24, 2003                    /s/ Stephen J. Benedetti
                                          --------------------------------------
                                          Stephen J. Benedetti
                                          Principal Executive Officer
                                          Chief Financial Officer

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

                            Annual Report Filed with

                       Securities and Exchange Commission

                                December 31, 2002

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Financial Statements:
                                                                            Page
     Independent Auditors' Report............................................F-3
   Consolidated Balance Sheets
     December 31, 2002 and 2001 (as restated)................................F-4
   Consolidated Statements of Operations -- Years ended
     December 31, 2002, 2001 and 2000 (as restated)..........................F-5
   Consolidated Statements of Shareholders' Equity -- Years ended
     December 31, 2002, 2001 and 2000 (as restated)..........................F-6
   Consolidated Statements of Cash Flows -- Years ended
     December 31, 2002, 2001 and 2000 (as restated)..........................F-7
   Notes to Consolidated Financial Statements --
     December 31, 2002, 2001, and 2000 (as restated).........................F-8

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dynex Capital, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 23, the accompanying 2001 and 2002 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP


Richmond, Virginia
March 20, 2003 (November 25, 2003 as to the effects of the restatement discussed in Note 23)


CONSOLIDATED BALANCE SHEETS
DYNEX CAPITAL, INC.
December 31, 2002 and 2001
(amounts in thousands except share data)

                                                                                  2002                2001
                                                                            ----------------    ----------------
                                                                                   (As                 (As
                                                                                Restated,           Restated,
                                                                              see Note 23)        see Note 23)
ASSETS
Cash and cash equivalents                                                   $       15,076      $        7,129
Other assets                                                                         4,913              13,151
                                                                            ----------------    ----------------
                                                                                    19,989              20,280
Investments:
Collateral for collateralized bonds                                              2,148,497           2,473,203
Other investments                                                                   54,322              63,553
Securities                                                                           6,208               9,037
Loans                                                                                9,288               3,786
                                                                            ----------------    ----------------
                                                                                 2,218,315           2,549,579
                                                                            ----------------    ----------------
                                                                            $    2,238,304      $    2,569,859
                                                                            ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse debt - collateralized bonds                                    $    2,013,271      $    2,264,213
Recourse debt                                                                            -              58,134
                                                                              --------------      --------------
                                                                                 2,013,271           2,322,347

Accrued interest payable                                                                 -               2,099
Accrued expenses and other liabilities                                               1,612               3,303
                                                                            ----------------    ----------------
                                                                                 2,014,883           2,327,749
                                                                            ----------------    ----------------

Commitments and Contingencies (Note 16)                                                  -                   -

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
     9.75% Cumulative Convertible Series A,
        992,038 shares issued and outstanding                                       22,658              22,658
        ($31,353 and $29,322 aggregate liquidation preference,
        respectively)
     9.55% Cumulative Convertible Series B,
        1,378,707 and 1,378,807 shares issued and outstanding, respectively         32,273              32,275
        ($44,263 and $41,443 aggregate liquidation preference,
        respectively)
     9.73% Cumulative Convertible Series C,
        1,383,532 shares issued and outstanding                                     39,655              39,655
        ($54,634 and $51,101 aggregate liquidation preference,
        respectively)
Common stock, par value $.01 per share,
   100,000,000 shares authorized,
        10,873,903 and 10,873,853 shares issued and outstanding,                       109                 109
respectively
Additional paid-in capital                                                         364,743             364,740
Accumulated other comprehensive (loss) income                                       (4,832)              3,298
Accumulated deficit                                                               (231,185)           (220,625)
                                                                            ----------------    ----------------
                                                                                   223,421             242,110
                                                                            ----------------    ----------------
                                                                            $    2,238,304      $    2,569,859
                                                                            ================    ================

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
DYNEX CAPITAL, INC.

Years ended December 31, 2002, 2001 and 2000
(amounts in thousands except share data)

                                                          2002                   2001                  2000
                                                   --------------------  ---------------------  --------------------
                                                       (As Restated,          (As Restated,
                                                        see Note 23)          see Note 23)
Interest income:
   Collateral for collateralized bonds             $        169,227      $         215,018      $        271,463
   Other investments                                          5,673                  6,164                 5,336
   Securities                                                 1,026                    848                 3,595
   Loans                                                        441                    730                10,766
                                                   --------------------  ---------------------  --------------------
                                                            176,367                222,760               291,160
                                                   --------------------  ---------------------  --------------------

Interest and related expense:
   Non-recourse debt                                        124,996                167,098               232,916
   Recourse debt                                              2,132                  6,975                21,595
   Other                                                         86                    605                 5,162
                                                   --------------------  ---------------------  --------------------
                                                            127,214                174,678               259,673
                                                   --------------------  ---------------------  --------------------

Net interest margin before provision for losses              49,153                 48,082                31,487
Provision for losses                                        (28,483)               (19,672)              (29,110)
                                                   --------------------  ---------------------  --------------------
Net interest margin                                          20,670                 28,410                 2,377

Net loss on sales, impairment charges and
   litigation                                                (18,299)               (39,078)              (84,039)
Equity in net loss of Dynex Holding, Inc.                         -                      -                 (1,061)
Trading losses                                                (3,307)                (3,091)                   -
Other income (expense)                                          848                    104                   (428)
General and administrative expenses                           (9,493)               (10,526)               (8,712)
                                                      -----------------     ------------------    ------------------
Loss before extraordinary item                                (9,581)               (24,181)              (91,863)
Extraordinary item - gain on extinguishment of debt              221                  2,972                     -
                                                   --------------------  ---------------------  --------------------
Net loss                                                      (9,360)               (21,209)              (91,863)
Preferred stock (charges) benefits                            (9,586)                7,717                (12,911)
                                                   --------------------  ---------------------  --------------------
Net loss to common shareholders                    $         (18,946)    $         (13,492)     $        (104,774)
                                                   ====================  =====================  ====================

Loss per common share before extraordinary item :
Basic and diluted                                   $        (1.76)       $        (1.44)       $         (9.15)
                                                   ====================  =====================  ====================

Net loss per common share :
Basic and diluted                                   $        (1.74)       $        (1.18)       $         (9.15)
                                                   ====================  =====================  ====================



See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
DYNEX CAPITAL, INC.

                 Years ended December 31, 2002, 2001, and 2000
(amounts in thousands except share data)

                                                                             Accumulated       Retained
                                                             Additional         Other          Earnings
                                     Preferred    Common       Paid-in      Comprehensive    (Accumulated
                                       Stock       Stock       Capital      (Loss) Income      Deficit)        Total
====================================------------------------------------------------------------------------------------
Balance at December 31, 1999           $127,408        $114    $351,995      $(23,301)        $(105,939)       $350,277
Comprehensive loss:
Net loss - 2000                               -           -           -             -           (91,863)        (91,863)
Change in net unrealized
gain/(loss) on investments
classified as available for sale
during the period                             -           -           -       (20,962)                -         (20,962)
                                                                                                            ------------
Total comprehensive loss                                                                                       (112,825)
Issuance of common stock                      -           -           4             -                 -               4
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000            127,408         114     351,999       (44,263)         (197,802)        237,456
Comprehensive loss:
Net loss - 2001 (as restated, see
Note 23)                                      -           -           -             -           (21,209)        (21,209)
Change in net unrealized
gain/(loss) on investments
classified as available for sale
during the period (as restated,
see Note 23)                                  -           -           -        47,561                 -          47,561
                                                                                                            ------------
Total comprehensive income (as
restated, see Note 23)                                                                                           26,352
Repurchase of preferred stock           (32,820)          -      12,735             -                 -         (20,085)
Dividends on preferred stock                  -           -           -             -            (1,614)         (1,614)
Retirement of common stock                    -          (5)          6             -                 -               1
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001 (as
restated, see Note 23)                   94,588         109     364,740         3,298          (220,625)        242,110
Comprehensive loss:
Net loss - 2002 (as restated, see
Note 23)                                      -           -           -             -            (9,360)         (9,360)
Change in net unrealized
gain/(loss) on:
   Investments classified as
   available for sale during the
   period (as restated, see Note              -           -           -        (3,669)                -          (3,669)
   23)
   Hedge Instruments                          -           -           -        (4,461)                -          (4,461)
                                                                                                            ------------
Total comprehensive loss                      -           -           -             -                 -         (17,490)
Conversion of preferred to common            (2)          -           3             -                 -               1
stock
Dividends on preferred stock                  -           -           -             -            (1,200)         (1,200)
------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002  (as
restated, see Note 23)                  $94,586        $109    $364,743       $(4,832)        $(231,185)       $223,421
========================================================================================================================

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
DYNEX CAPITAL, INC.

Years ended December 31, 2002, 2001 and 2000
(amounts in thousands except share data)
                                                                        2002             2001             2000
                                                                   ---------------- ---------------- ----------------
Operating activities:                                               (As Restated,    (As Restated,
                                                                    see Note 23)     see Note 23)
Net loss                                                              $   (9,360)     $  (21,209)      $   (91,863)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for losses                                                      28,483           19,672           29,110
Net loss on sales, impairment charges and litigation                      18,299           39,078           84,039
Equity in net loss of Dynex Holding, Inc.                                      -                -              680
Extraordinary item - gain on extinguishment of debt                         (221)          (2,972)               -
Amortization and depreciation                                                962           12,278           16,117
Decrease in accrued interest receivable                                    2,668            4,028            2,132
(Payment) receipt of litigation settlements                                 (863)           7,095          (20,000)
(Decrease) increase in accrued interest payable                           (3,090)          (1,209)             780
Net change in other assets and other liabilities                             375           15,609            2,385
                                                                   ---------------- ---------------- ----------------
Net cash and cash equivalents provided by operating activities            37,253           72,370           23,380
                                                                   ---------------- ---------------- ----------------

Investing activities:

Principal payments received on collateral                                417,200          595,822          521,355
Net (increase) decrease in funds held by trustee                            (269)             125              774
Net (increase) decrease in loans                                          (2,323)           9,622          198,785
Purchase of securities and other investments                            (150,928)          (7,865)          (9,476)
Payments received on securities and other investments                     19,320           15,609           24,891
Proceeds from sales of securities and other investments                    2,191            3,662           24,579
Payments for sale of tax-exempt bond obligations                               -                -          (30,284)
Repayment of advances to Dynex Holding, Inc.                                   -                -            4,134
Proceeds from sale of loan production operations                               -            8,820            9,500
Capital expenditures                                                        (175)            (109)             (92)
                                                                   ---------------- ---------------- ----------------
Net cash and cash equivalents provided by investing activities           285,016          625,686          744,166
                                                                   ---------------- ---------------- ----------------

Financing activities:

Proceeds from issuance of bonds                                          172,898          507,586          140,724
Principal payments on bonds                                             (428,027)      (1,107,247)        (524,040)
Repayment of  recourse debt borrowings, net                              (57,993)         (73,052)        (403,880)
Net proceeds from issuance of stock                                            -                -                4
Retirement of  preferred stock                                                 -          (20,085)               -
Dividends paid                                                            (1,200)          (1,614)               -
                                                                   ---------------- ---------------- ----------------
Net cash and cash equivalents used for financing activities             (314,322)        (694,412)        (787,192)
                                                                   ---------------- ---------------- ----------------

Net increase (decrease) in cash and cash equivalents                       7,947            3,644          (19,646)
Cash and cash equivalents at beginning of period                           7,129            3,485           23,131
                                                                   ---------------- ---------------- ----------------
Cash and cash equivalents at end of period                            $   15,076       $    7,129       $    3,485
                                                                   ================ ================ ================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

December 31, 2002, 2001, and 2000
(amounts in thousands except share and per share data)

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

         Interest Income. Interest income is recognized when earned according to the terms of the underlying investment and when, in the opinion of management, it is collectible. For loans, the accrual of interest is discontinued when, in the opinion of management, the interest is not collectible in the normal course of business, when the loan is past due and when the primary servicer of the loan fails to advance the interest and/or principal due on the loan. For securities and other investments, the accrual of interest is discontinued when, in the opinion of management, it is possible that all amounts contractually due will not be collected. Loans are considered past due when the borrower fails to make a timely payment in accordance with the underlying loan agreement, inclusive of all applicable cure periods. All interest accrued but not collected for investments that are placed on non-accrual status or charged-off is reversed against interest income. Interest on these investments is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Investments are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

         For Interest Rate Agreements entered into for trading purposes, realized and unrealized changes in fair value of these instruments are recognized in the consolidated statements of operations as trading activities in the period in which the changes occur or when such trade instruments are settled. Amounts receivable from counter-parties, if any, are included on the consolidated balance sheets in other assets.

Cash - Restricted

         At December 31, 2002, cash in the amount of $165 was held in trust to cover losses on securities not otherwise covered by insurance. At December 31, 2001, $3,094 of cash, was held in trust to cover losses on securities not otherwise covered by insurance. In addition, at December 31, 2001, cash in the amount of $1,240 was held in a restricted account managed by the trustee of the July 2002 Senior Notes for purposes of repayment of principal and interest on the July 2002 Senior Notes at their maturity date. On July 15, 2002, the Company fully repaid the July 2002 Senior Notes, and all restricted cash previously held and related to the July 2002 Senior Notes was released to the Company. All restricted cash is included in other assets.

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

Securitization Transactions

         The Company follows the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," in determining whether securitizations of financial instruments should be accounted for as a financing or as a sale transaction. The Company securitizes loans and securities by transferring these assets to a wholly-owned trust, and the trust issues non-recourse collateralized bonds pursuant to an indenture. Generally, the Company retains some form of control over the transferred assets, and/or the trust is not deemed to be a qualified special purpose entity. In instances where the trust is deemed not to be a qualified special purpose entity, the trust is included in the consolidated financial statements of the Company. For accounting and tax purposes, the loans and securities financed through the issuance of collateralized bonds are treated as assets of the Company, and the collateralized bonds are treated as debt of the Company. The Company may retain certain of the bonds issued by the trust, and the Company generally will transfer collateral in excess of the bonds issued. This excess is typically referred to as over-collateralization.

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

         In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in APB Opinion No.
30. Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items, as Dynex has done. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB Opinion No. 30 must be reclassified. The Company has not yet assessed the impact of this statement on its financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Effective January 1, 2003, SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement applies to activities that are initiated after December 31, 2002. The Company does not believe the adoption of SFAS No. 146 will have a significant impact on the financial position, results of operations or cash flows of the Company.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." With the exception of transactions between two or more mutual enterprises, this statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, the carrying amount of an unidentifiable intangible asset shall continue to be amortized as required in SFAS No. 72, unless the transaction to which that asset arose was a business combination. In that case, the carrying amount of that asset is to be reclassified to goodwill as of the later of the date of acquisition or the date SFAS No. 142 is applied in its entirety. Thus, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. Also, this statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions. The effective date for this provision is on October 1, 2002, with earlier application permitted. The adoption of SFAS No. 147 did not have an impact on the financial position, results of operations, or cash flows of the Company.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Effective after December 15, 2002, this statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet assessed the impact of this statement on its financial position or results of operations.

         On November 25, 2002, the FASB issued FASB  Interpretation  No. 45 (FIN
45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The Company had no guarantees that require disclosure at year-end 2002.The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN No. 45 in 2003 is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN No. 46 expands the criteria for considering whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, special purpose entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

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

NOTE 4 - COLLATERAL FOR COLLATERALIZED BONDS

         The following table summarizes the components of collateral for collateralized bonds as of December 31, 2002 and 2001.

----------------------------------- --------------------- ----------------------
                                           2002                   2001
----------------------------------- --------------------- ----------------------
  Loans, at amortized cost            $      1,844,025       $      2,027,619
  Allowance for loan losses                    (25,448)               (21,454)
----------------------------------- --------------------- ----------------------
  Loans, net                                 1,818,577              2,006,165
  Debt securities, at fair value               329,920                467,038
----------------------------------- --------------------- ----------------------
                                      $      2,148,497       $      2,473,203
----------------------------------- --------------------- ----------------------

         The  following  table  summarizes  the  amortized  cost  basis,   gross
unrealized gains and losses and estimated fair value of debt securities pledged as collateral for collateralized bonds as of December 31, 2002 and 2001.

------------------------------------- --------------------- --------------------
                                                2002               2001
------------------------------------- --------------------- --------------------
 Debt securities, at amortized cost     $        329,621      $        463,666
 Gross unrealized gains                              322                 3,372
 Gross unrealized losses                            (23)                     -
------------------------------------- --------------------- --------------------
 Estimated fair value                   $        329,920      $        467,038
------------------------------------- --------------------- --------------------

         The components of collateral for collateralized bonds at December 31, 2002 and 2001 are as follows:

------------------------------- ------------------------------------------ -----------------------------------------
                                                  2002                                       2001
------------------------------- ------------------------------------------ -----------------------------------------
                                 Loans, net       Debt          Total       Loans, net    Debt            Total
                                               Securities                                 Securities
------------------------------- -------------- ------------ -------------- -------------- ----------- --------------
Collateral                       $ 1,791,679    $ 325,819    $ 2,117,498     $1,971,893    $ 458,075   $2,429,968
Funds held by trustees                   140          515            655            132          259           391
Accrued interest receivable           11,741        2,120         13,861         13,510        3,084        16,594
Unamortized premiums and
    discounts, net                    15,017        1,167         16,184         20,630        2,248        22,878
Unrealized gain, net                       -          299            299              -        3,372         3,372
------------------------------- -------------- ------------ -------------- -------------- ----------- --------------
                                 $ 1,818,577    $ 329,920    $ 2,148,497     $2,006,165     $467,038    $2,473,203
------------------------------- -------------- ------------ -------------- -------------- ----------- --------------

NOTE 5 - OTHER INVESTMENTS

     The following table summarizes the Company's other investments for the years ended December 31, 2002 and 2001:

------------------------------------------------- ------------ -----------------
                                                  December 31,   December 31,
                                                     2002            2001
------------------------------------------------- ------------ -----------------
 Delinquent property tax receivables and security  $ 48,932      $   57,354
 Real estate owned                                    5,251           5,928
 Other                                                  139             271
------------------------------------------------- ------------ -----------------
                                                   $ 54,322      $   63,553
------------------------------------------------- ------------ -----------------

         The debt security backed by delinquent tax receivables is classified as held-to-maturity pursuant to the provisions of SFAS No. 115, and is carried at amortized cost. This security was reclassified as `held-to-maturity' from `available-for-sale' in 2001. Prior to its reclassification, the Company had marketed for sale this debt security but the Company was unable to generate reasonable interest in the security. The Company subsequently determined that the value of the security would be maximized by retaining such security and continuing to service the security's underlying collateral for its remaining life. As the underlying collateral is delinquent property tax receivables, the collateral cannot be prepaid. Accordingly, the Company has both the intent and the ability to hold this security to its maturity. At the time of reclassification, the value of the security was determined to be other than temporary, resulting in an impairment charge of $24,897. The aggregate fair value of such securities was determined based on the present value of the cash flows expected to be received from these securities, less costs to service, at a discount rate of 12%. At December 31, 2002 and 2001, the Company has real estate owned with a current carrying value of $5,251 and $5,928, respectively, resulting from foreclosures on delinquent property tax receivables. At December 31, 2002 and 2001, delinquent property tax receivables remain on non-accrual status and securities backed by delinquent property tax receivables continue to accrue interest. Cash collections on these delinquent property tax receivables amounted to $16,602 and $16,750 during 2002 and 2001, respectively.

NOTE 6 - SECURITIES

         The following table summarizes the Company's amortized cost basis and fair value of securities, all of which are classified as available-for-sale, as of December 31, 2002 and 2001, and the related average effective interest rates:

-------------------------------------- -------------------------- ------------------------------
                                                   2002                      2001
                                            Fair     Effective       Fair     Effective
                                            Value  Interest Rate     Value   Interest Rate
-------------------------------------- ----------- -------------- --------- -----------------
Securities:
   Adjustable-rate mortgage securities  $      -         -         $   600            7.3%
   Fixed-rate securities                   2,911      44.8%          3,880           20.9%
   Mortgage-related securities             3,770       8.4%          4,358           (0.2)%
-------------------------------------- ----------- -------------- --------- -----------------
Amortized cost, net                        6,681                     8,838
Gross unrealized gains                       935                     2,218
Gross unrealized losses                   (1,408)                   (2,019)
-------------------------------------- ----------- -------------- --------- -----------------
Fair Value                              $  6,208                  $  9,037
-------------------------------------- ----------- -------------- --------- -----------------

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

NOTE 7 - LOANS

         The following table summarizes the Company's carrying basis in loans at December 31, 2002 and 2001, respectively.

--------------------------------------------------------------------------------
                                             2002                   2001
--------------------------------------------------------------------------------
Single-family mortgage loans              $    6,386             $      907
Multifamily and commercial mortgage loans      2,769                  2,792
Consumer installment contracts                    24                     72
--------------------------------------------------------------------------------
                                               9,179                  3,771
Unamortized premiums and discounts, net          133                     15
Allowance for loan losses                        (24)                     -
--------------------------------------------------------------------------------
Total loans                               $    9,288             $    3,786
--------------------------------------------------------------------------------


NOTE 8 - ALLOWANCE FOR LOAN LOSSES

         The Company reserves for credit risk where it has exposure to losses on loans in its investment portfolio. The following table summarizes the aggregate activity for the allowance for loan losses on investments for the years ended December 31, 2002, 2001 and 2000:

--------------------------------- ----------------- -------------- -------------
                                          2002            2001           2000
--------------------------------- ----------------- -------------- -------------
Allowance at beginning of year       $    21,508     $    26,903    $    17,053
Provision for losses                      28,483          19,672         29,110
Credit losses, net of recoveries         (24,519)        (25,067)       (19,260)
--------------------------------- ----------------- -------------- -------------
Allowance at end of year             $    25,472     $    21,508    $    26,903
--------------------------------- ----------------- -------------- -------------

         Collateral for collateralized bonds. The Company has exposure to credit risk retained on loans that it has securitized through the issuance of collateralized bonds. The aggregate loss exposure is generally limited to the amount of loan collateral in excess of the related investment-grade collateralized bonds issued (commonly referred to as "over-collateralization"), excluding price premiums and discounts and hedge gains and losses. In some cases, the aggregate loss exposure may be increased by the use of surplus cash or cash reserve funds contained within the security structure to cover losses. The allowance for loan losses on the over-collateralization totaled $25,448 and $21,454 at December 31, 2002 and 2001 respectively, and is included in collateral for collateralized bonds in the accompanying consolidated balance sheets.

         Loans. The Company has credit risk on certain other loans not securitized. The allowance for loan losses for these loans was $24 at December 31, 2002.

         The following table presents the loans that the Company has determined to be impaired in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan".


------------- ---------------------------- ---------------------------- ----------------------------
 December 31,  Total Recorded Investment    Amount for Which There is    Amount for Which There is
                                             a Related Allowance for     no Related Allowance for
                   in Impaired Loans              Credit Losses                Credit Losses
------------- ---------------------------- ---------------------------- ----------------------------
     2002             $  160,563                    $   4,748                   $  155,815
     2001                167,588                        6,090                      161,498
------------- ---------------------------- ---------------------------- ----------------------------

Of the amounts included in the Recorded Investment in Impaired Loans in the table above, approximately $91,690 and $100,783 for 2002 and 2001, respectively, is covered by loss guarantees from a `AAA-rated' third-party insurance company. The aggregate amount of losses covered by these guarantees is $28,739.

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

NOTE 10 - RECOURSE DEBT

         The Company utilizes repurchase agreements, secured credit facilities and notes payable (together, "recourse debt") to finance certain of its investments. The following table summarizes the Company's recourse debt outstanding and the weighted-average annual rates at December 31, 2002 and 2001:

-------------------------- ---------------------------------------------------------- ------------------------------
                                                      2002                                         2001
-------------------------- ---------------------------------------------------------- ------------------------------
                                           Weighted-        Market                      Weighted-        Market
                                            Average         Value                        Average          Value
                              Amount         Annual           of          Amount         Annual      Of Collateral
                             Outstanding      Rate        Collateral     Outstanding      Rate
--------------------------
7.875% Senior Notes        $          -        -          $        -    $   57,969       7.88%         See below
--------------------------
Capitalized lease
obligations                           -        -                   -           244       7.81%               234
Capitalized costs                     -                            -           (79)                            -
-------------------------- -------------- ------------- -------------- -------------- -------------- ---------------
                           $          -                 $          -     $  58,134                    $      234
-------------------------- -------------- ------------- -------------- -------------- -------------- ---------------

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
---------------------------------------- ------------------ ------------------ ------------------ ------------------

         Amortized cost excludes the allowance for loan losses. The fair value of collateral for collateralized bonds, securities, other investments, and loans is based on actual market price quotes, or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions. Non-recourse debt is both floating and fixed, and is considered within the security structure along with the associated collateral for collateralized bonds. For the Senior Notes, the fair value was determined by calculating the present value of the projected cash flows using appropriate discount rates.

Derivative Financial Instruments

         In June 2002, the Company entered into an interest rate swap which matures on June 28, 2005, to mitigate its interest rate risk exposure on $100,000 in notional value of its variable rate collateralized bonds, which finance a like amount of fixed rate assets. Under the agreement, the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on one month LIBOR on the same amount. This contract has been treated as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of accumulated other comprehensive income. During the year ended December 31, 2002, the Company recognized a net $3,984 in other comprehensive loss on this position and incurred $1,018 of additional interest expense.

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

         In October 2002, the Company entered into a synthetic three-year amortizing interest-rate swap (four packs of Eurodollar Futures contracts) with an initial notional balance of approximately $80,000 to mitigate its exposure to rising interest rates on a portion of its variable rate collateralized bonds, which finance a like amount of fixed rate assets. This contract is accounted for as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of other comprehensive income. At December 31, 2002, the current notional balance of the amortizing synthetic swap was $67,000, and the remaining weighted-average fixed-rate payable by the Company under the terms of the synthetic swap was 2.50%. During 2002, the Company recognized $29 of interest expense and $477 in other comprehensive loss for the synthetic interest-rate swap.

         The following tables summarize the Company's derivative positions at December 31, 2002:

-------------------------------- ----------------------------------------------------------------------------------
                                                                 December 31, 2002
                                 ----------------------------------------------------------------------------------
                                   Notional      Net Realized       Gross Unrealized        Market       Average
                                                                 ------------------------
                                    Amount      Gains/(Losses)      Gains       Losses       Value      in Years
                                 ------------- ----------------- ------------ ----------- ------------ ------------
Interest Rate Swap                 $ 100,000     $  (1,018)        $     -     $  3,984     $ (3,984)     2.41
Eurodollar Futures                    67,000           (29)              -          477         (477)     2.24
-------------------------------- ------------- ----------------- ------------ ----------- ------------ ------------
Total derivatives                  $ 167,000     $  (1,047)        $     -      $ 4,461     $ (4,461)     2.34
-------------------------------- ------------- ----------------- ------------ ----------- ------------ ------------

         The Company estimates that during 2003, $2,319 of the $3,984 market value losses on the interest rate swap will be recognized in income. Of the $477 market value losses on the Eurodollar futures contracts, the Company estimates that $230 will be recognized in income in 2003.


--------------------------------------- ----------------------------------------------------------------------------
                                                                     December 31, 2002
                                        ----------------------------------------------------------------------------
                                         1 Year or Less      1 to 2 Years       2 to 3 Years           Total
                                        ------------------ ------------------ ------------------ -------------------
Notional Amount Expiration
  Interest Rate Swap                      $           -      $           -      $     100,000      $     100,000
  Eurodollar Futures                             27,000             20,000             20,000             67,000
--------------------------------------- ------------------ ------------------ ------------------ -------------------

Weighted Average Pay Rate
  Interest Rate Swap                          3.73%              3.73%              3.73%              3.73%
  Eurodollar Futures                          1.94%              3.07%              3.76%              2.50%

NOTE 12 - EARNINGS (LOSS) PER SHARE

         The following table reconciles the numerator and denominator for both the basic and diluted EPS for the years ended December 31, 2002, 2001, and 2000.

------------------------------- --------------------------- -------------------------- ------------------------------
                                            2002                      2001                         2000
------------------------------- ------------- ------------- ------------ ------------- ------------- ----------------
                                             Weighted-Average           Weighted-Average             Weighted-Average
                                   Income     Number of       Income      Number of       Income        Number of
                                   (loss)     Shares          (loss)        Shares        (loss)         Shares
------------------------------- ------------- ------------- ------------ ------------- ------------- ----------------
Net loss                          $ (9,360)                   $(21,209)                 $ (91,863)
Preferred stock (charge)            (9,586)                      7,717                    (12,911)
benefit
                                ------------- ------------- ------------ ------------- ------------- ----------------
Net loss available to common      $(18,946)    10,873,871     $(13,492)   11,430,471    $(104,774)       11,445,236
   shareholders

Effect of dividends and
   additional shares of
   Series A, Series B, and                 -             -            -             -             -               -
   Series C preferred stock
                                ------------- ------------- ------------ ------------- ------------- ----------------
                                  $(18,946)    10,873,871     $(13,492)   11,430,471    $(104,774)       11,445,236
                                ============= ============= ============ ============= ============= ================

Net loss per share:
     Basic and diluted EPS                      $(1.74)                    $(1.18)                       $(9.15)
                                              =============              =============               ================


Dividends and potentially
   anti-dilutive common
   shares assuming conversion
   of preferred stock:                           Shares                     Shares                       Shares
                                              -------------              -------------               ----------------
     Series A                     $  2,321        496,019     $  1,301        591,535    $  3,063            654,531
     Series B                        3,226        689,354        1,510        845,827       4,475            956,217
     Series C                        4,039        691,766        2,207        835,986       5,373            920,000
Expense and incremental                  -         15,346           -          15,346           -                  -
   shares of stock
   appreciation rights
                                ------------- ------------- ------------ ------------- ------------- ----------------
                                  $  9,586       1,892,485    $  5,018      2,288,694    $ 12,911          2,530,748
                                ============= ============= ============ ============= ============= ================

------------------------------- ------------- ------------- ------------ ------------- ------------- ----------------

         In 2002 and 2001, respectively, the Company did not issue any shares of common stock. In 2000, the Company issued 107 shares of common stock. In 2002 and 2000, respectively, the Company did not retire any shares of common stock. In 2001, the Company retired 570,246 shares received in connection with the termination of a merger agreement with a third-party.


NOTE 13 - PREFERRED STOCK

         The following table presents a summary of the Company's issued and outstanding preferred stock:

-------------------------------------------------------------------------------------------------------------------
                                                                     Issue Price     Dividends Paid Per Share
                                                                      Per share    2002        2001       2000
-------------------------------------------------------------------------------------------------------------------
Series A 9.75% Cumulative Convertible Preferred Stock ("Series A")     $24.00     $0.2925    $0.2925      $ -
Series B 9.55% Cumulative Convertible Preferred Stock ("Series B")     $24.50     $0.2925    $0.2925      $ -
Series C 9.73% Cumulative Convertible Preferred Stock ("Series C")     $30.00     $0.3651    $0.3649      $ -
-------------------------------------------------------------------------------------------------------------------

         The Company is authorized to issue up to 50,000,000 shares of preferred stock. For all series issued, dividends are cumulative from the date of issue and are payable quarterly in arrears. The dividends are equal, per share, to the greater of (i) the per quarter base rate of $0.585 for Series A and Series B, and $0.73 for Series C, or (ii) one-half times the quarterly dividend declared on the Company's common stock. Two shares of Series A, Series B and Series C are convertible at any time at the option of the holder into one share of common stock. Each series is redeemable by the Company at any time, in whole or in part, (i) at a rate of two shares of preferred stock for one share of common stock, plus accrued and unpaid dividends, provided that for 20 trading days within any period of 30 consecutive trading days, the closing price of the common stock equals or exceeds two-times the issue price, or (ii) for cash at the issue price, plus any accrued and unpaid dividends. In April 2002, 100 shares of Series B Preferred Stock were converted into 50 Shares of Common Stock resulting in a $1 decrease in dividends-in-arrears and a like increase in Shareholders Equity. No other shares of Series A, B or C preferred stock were converted during 2002 or 2001.

         In the event of liquidation, the holders of all series of preferred stock will be entitled to receive out of the assets of the Company, prior to any such distribution to the common shareholders, the issue price per share in cash, plus any accrued and unpaid dividends. For purposes of determining net income
(loss) to common shareholders used in the calculation of earnings (loss) per share, preferred stock charge includes the current period dividend accrual amount for the Preferred Stock outstanding for the years ended December 31, 2002, 2001 and 2000 of $9,586, $5,018, and $12,911, respectively. As of December
31, 2002, 2001, and 2000, the total amount of dividends-in-arrears was $31,157, $22,771, and $19,367, respectively. Individually, the amount of dividends-in-arrears on the Series A, the Series B and the Series C was $7,544 ($7.60 per Series A share), $10,485 ($7.60 per Series B share) and $13,128 ($9.49 per Series C share), respectively.

         In 2001, the Company completed two separate tender offers on its Series A, Series B, and Series C Preferred Stock, resulting in the purchase by the Company of 1,307,118 shares of the preferred stock, consisting of 317,023 shares of Series A, 533,627 shares of Series B and 456,468 shares of Series C, for an aggregate purchase price of $19,998 and which had an aggregate issue price of $34,376, a book value of $32,820, and including dividends-in-arrears, a liquidation preference of $40,854. The difference of $12,735 between the repurchase price and the book value has been included in the accompanying financial statements as an addition to net income available to common shareholders in the line item captioned Preferred Stock benefit (charges) as required by EITF's D-42 and D-53. Also included in Preferred Stock benefit (charges) is the cumulative dividends-in-arrears of $6,736 related to those shares tendered, and which were effectively cancelled at such time they were tendered. In addition, Preferred Stock benefit (charges) for the year ended December 31, 2001 includes the current period dividend accrual amount for the Preferred Stock outstanding for the year. There were no tender offers completed in 2000 or 2002.

NOTE 14 - NET LOSS ON SALES, WRITE-DOWNS AND IMPAIRMENT CHARGES

         The following table sets forth the composition of net loss on sales, write-downs and impairment charges for the years ended December 31, 2002, 2001, and 2000.

-------------------------------------------------------------------------------------------------------------------
                                                                        For the years ended,
                                                   ----------------------------------------------------------------
                                                           2002                 2001                 2000
-------------------------------------------------------------------------------------------------------------------
Impairment charges                                    $   18,544           $   43,439           $   22,135
Sales of investments                                         303                  439               15,872
Phase-out of commercial production operations                  -                  680               50,940
Litigation                                                     -               (6,095)              (5,600)
Sales of loan production operations                            -                  755                  228
Other                                                       (548)                (140)                 464
-------------------------------------------------------------------------------------------------------------------
                                                      $   18,299           $   39,078           $   84,039
-------------------------------------------------------------------------------------------------------------------

         Impairment charges include other-than-temporary impairment of debt securities pledged as collateral for collateralized bonds of $15,563, $15,840 and $5,523 for 2002, 2001 and 2000, respectively. Impairment charges for 2002 also included $2,053 for the adjustment to the lower of cost or market for certain delinquent single-family mortgage loans acquired in 2002 which at that time were considered as held-for-sale. During 2002 and 2001, the Company incurred other-than-temporary impairment charges of none and $25,802, respectively, on its investment in delinquent property tax receivables and valuation adjustments of $927 and $1,797, respectively, for related real estate owned.

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

         During 2000, the Company settled outstanding litigation for $20,000. The Company had accrued a reserve in 1999 for $27,000 related to the litigation, and reversed $5,600 of this reserve during the year ended December 31, 2000. As a condition to the settlement, the Company received all of the outstanding capital stock of entities from which the Company had previously purchased securities, and such entities were included in the Company's consolidated financial statements from that point forward. The Company recorded permanent impairment charges of $16,612 in 2000, resulting from write-downs required on securities that the Company owned that it had previously purchased in 1998 and 1999 from these entities. In 2000, the Company completed the sale of substantially all of the remaining outstanding securities and loans issued or owned by the entities. In February 2001, the Company resolved litigation related to this matter. In connection with the resolution of this matter, the Company received $7,500, and recorded a gain of $7,095, net of expenses. During 2001, the Company also settled litigation for a net $1,000 charge related to a failed merger of the Company with a third-party. The Company received in connection with this litigation 570,246 shares of its common stock which it subsequently retired.

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

----------------------------------------- --------------------------------------------------------------------------
                                                                   Year ended December 31,
----------------------------------------- --------------------------------------------------------------------------
                                                   2002                    2001                     2000
----------------------------------------- ----------------------- ----------------------- --------------------------
                                                      Weighted-               Weighted-                  Weighted-
                                            Number     Average      Number     Average       Number       Average
                                              Of       Exercise       Of       Exercise        Of         Exercise
                                            Shares      Price       Shares      Price        Shares        Price
----------------------------------------- ----------- ----------- ----------- ----------- -------------- -----------
SARs outstanding at beginning of year         30,000    $ 2.00           -      $    -        278,712      $ 42.41
SARs granted                                       -         -      30,000      2.00           94,500         8.81
SARs forfeited or redeemed                         -         -           -        -          (288,151)       27.17
SARs exercised                                     -         -           -        -           (85,061)       26.89
----------------------------------------- ----------- ----------- ----------- ----------- -------------- -----------
SARs outstanding at end of year               30,000      2.00      30,000      2.00                -            -
SARs vested and exercisable                   30,000    $ 2.00           -      $-                  -      $     -
----------------------------------------- ----------- ----------- ----------- ----------- -------------- -----------

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

NOTE 18 - SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

---------------------------------------------------------- ----------------------------------------------------
                                                                        Years ended December 31,
---------------------------------------------------------- ----------------------------------------------------
                                                                 2002               2001               2000
  ---------------------------------------------------------- --------------    ---------------    ---------------
  Cash paid for interest                                        $130,654           $177,674           $249,699
  Supplemental disclosure of non-cash activities:
  Collateral for collateralized bonds owned subsequently         453,400                  -                  -
     securitized
  Securities owned subsequently securitized                        2,020                  -             71,209
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

NOTE 20 - NON-CONSOLIDATED AFFILIATES

         The following tables summarize the financial condition and result of operations of all entities for which the Company accounts for by use of the equity method.


--------------------------------------------------------------------------------
                        Condensed Statement of Operations
--------------------------------------------------------------------------------
                               2002             2001                   2000
------------------ --------------------- ----------------- ---------------------
Total revenues                $2,538           $2,538                 $6,697
Total expenses                 2,048            2,127                  7,053
Net income (loss)                490              411                   (357)
------------------ --------------------- ----------------- ---------------------

--------------------------------------------------------------------------------
                            Condensed Balanced Sheet
--------------------------------------------------------------------------------
                                             December 31,
------------------- ------------------------------------------------------------
                             2002                                   2001
------------------- ------------------------------- ----------------------------
Total assets                $17,560                                $18,053
Total liabilities            15,801                                 16,783
Total equity                  1,759                                  1,270
------------------- ------------------------------- ----------------------------

         During 2000 the Company owned a 99% preferred stock interest in DHI which it accounted for using the equity method. Effective December 31, 2000, DHI was liquidated pursuant to Internal Revenue Code Sections 331 and 336 in a taxable liquidation.

         The Company has a 99% limited partnership interest in a partnership that owns a commercial office building located in St. Paul, Minnesota. The building is leased pursuant to a triple-net master lease to a single-tenant, and the second mortgage lender has a bargain purchase option to purchase the building in 2007. Rental income derived from the master lease for the term of the lease exactly covers the operating cash requirements on the building, including the payment of debt service. The Company, through its consolidated subsidiary Commercial Capital Access One, Inc., has made a first mortgage loan secured by the commercial office building with an unpaid principal balance as of December 31, 2002 of $24,597. The Company accounts for the partnership using the equity method. The partnership had net income of $490, $411 and $324 for the years ended December 31, 2002, 2001 and 2000, respectively. Due to the bargain purchase option any increase in basis of the investment due to the accrual of its share of earnings of the partnership is immediately reduced by a charge of a like amount to the same account, given the probability of exercise of the option by the second mortgage lender. The Company's investment in this partnership amounted to $11 at December 31, 2002 and 2001.

         As a result of the  liquidation  of DHI into the  Company  in  December
2000, at December 31, 2002 the Company owned a 1% limited partnership interest in a partnership which owns a low income housing tax credit multifamily housing property located in Texas. In May 2001, the Company sold a ninety-eight percent limited partnership interest in a partnership to a director for a purchase price of $198, which was equal to its estimated fair value. By reason of the director's investment in the partnership, the Company has guaranteed to the director the use of the low-income housing tax credits associated with the property, proportionate to his investment, that are reported annually to the Internal Revenue Service. During 2002 and 2001, the Company loaned the partnership $17 and $232, respectively, and the Company through its subsidiary, Commercial Capital Access One, Inc., has made a first mortgage loan to the partnership secured by the Property, with a current unpaid principal balance of $1,908. As the Company does not have control or exercise significant influence over the operations of this partnership, its investment and advances of $250 at December 31, 2002 are accounted for using the cost method.

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

NOTE 22 - SUMMARY OF FOURTH QUARTER RESULTS (UNAUDITED)

         The following table summarizes selected information for the quarter ended December 31, 2002:


--------------------------------------------------------- ----------------------
                                                           Fourth Quarter, 2002
--------------------------------------------------------- ----------------------
Operating results:
Net interest margin before provision for losses           $         12,372
Provisions for losses                                              (12,191)
Net interest margin                                                    181
Net loss on sales of investments and, impairment charges            (9,148)
Net loss                                                           (11,564)
Basic & diluted loss per common share                      $         (1.28)
--------------------------------------------------------- ----------------------

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


NOTE 23 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

         Subsequent to the issuance of its financial statements for the year ended December 31, 2002, the Company determined that declines in fair value of a delinquent property tax receivable debt security upon the reclassification from available-for-sale to held-to-maturity in the fourth quarter of 2001 were not accounted for correctly. As a result, the accompanying consolidated financial statements for the December 31, 2002 and 2001 have been restated from the amounts previously reported to correct the accounting for these impairment charges.

         In 2001, the Company recorded other-than-temporary impairment charges of $6.3 million in the statement of operations and a reduction in the carrying value of the delinquent property tax receivable security of $18.1 million as an adjustment to accumulated other comprehensive loss included in shareholders' equity. The Company subsequently amortized a portion of this $18.1 million in 2002 and 2003 on a level-yield basis as a reduction in accumulated other comprehensive loss and as an increase in the carrying value of the tax receivable security. As a result of the continued decline in the fair value of this security in the third quarter 2003, the Company reconsidered the accounting treatment afforded to the security in 2001, and determined that the $18.1 million previously recorded as an adjustment to accumulated other comprehensive loss should have been recorded as an other than temporary impairment charge in the statement of operations in 2001. The Company has further determined that interest income should have been recorded in 2002 and 2003 based on estimated collections on a level-yield basis.

         A summary of the significant effects of the restatement is as follows:

--------------------------------------------- ------------------------------------- ------------------------------------
                                                    As of December 31, 2002               As of December 31, 2001
--------------------------------------------- ------------------------------------- ------------------------------------
                                               (As previously                        (As previously
           (Amounts in thousands)                 reported)        (As restated)        reported)       (As restated)
--------------------------------------------- ------------------ ------------------ ------------------ -----------------

 Accumulated other comprehensive                $      (17,472)    $       (4,832)    $      (14,825)    $        3,298
(loss)/income
Accumulated deficit                                   (218,545)          (231,185)          (202,502)          (220,625)
Total shareholders' equity                             223,421            223,421            242,110            242,110
--------------------------------------------- ------------------ ------------------ ------------------ -----------------


---------------------------------------------------------- -------------------------------------------------------------
                                                                         For the Year Ended December 31,
---------------------------------------------------------- ----------------------------- -------------------------------
                                                                       2002                           2001
                                                           ----------------------------- -------------------------------
                                                                (As                      (As previously
                                                             previously        (As          reported)     (As restated)
                                                             reported)      restated)
---------------------------------------------------------- --------------- ------------- ---------------- --------------
 Interest income - other investments                         $      189      $    5,673    $    6,164       $    6,164
 Total interest income                                          170,883         176,367       222,760          222,760
Net interest margin before provision for loan losses             43,669          49,153        48,082           48,082
Net interest margin                                              15,186          20,670        28,410           28,410
Net loss on sales, impairment charges and litigation            (18,299)        (18,299)      (20,954)         (39,078)
Net loss                                                        (14,844)         (9,360)       (3,085)         (21,209)
Net (loss) income to common shareholders                        (24,430)        (18,946)        4,632          (13,492)
Change in net unrealized gain/(loss) during period on:
Investments classified as available-for-sale                     (1,784)         (3,669)       26,353           47,561
Comprehensive (loss) income                                     (17,491)        (17,490)       26,260           26,352
Net (loss) income per common share (basic and diluted)            (2.25)          (1.74)         0.41            (1.18)
---------------------------------------------------------- --------------- ------------- ---------------- --------------

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




Dated:   March 31, 2003


                                            /s/ Stephen J. Benedetti
                                            ------------------------------------
                                            Stephen J. Benedetti, Secretary

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

                                                                    Exhibit 23.1


                          INDEPENDENT AUDITORS' CONSENT



     We consent to the incorporation by reference in Registration Statement Nos. 333-22859, 333-10783, 333-10587 and 333-35769 of Dynex Capital, Inc. on Form S-3
and Registration Statement No. 333-32663 of Dynex Capital, Inc. on Form S-8 of our report dated March 20, 2003 (November 25, 2003 as to the effects of the restatement discussed in Note 23) (which expresses an unqualified opinion and contains an explanatory paragraph relating to the restatement discussed in Note
23), appearing in this Annual Report on Form 10-K/A of Dynex Capital, Inc., for the year ended December 31, 2002.


DELOITTE & TOUCHE LLP

Richmond, Virginia
December 24, 2003