Form 10-Q/A
period 2003-03-31
DYNEX CAPITAL INC
filed 2003-12-24
CIK 826675

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

                               DYNEX CAPITAL, INC.
                                   FORM 10-Q/A


                                      INDEX

This amendment on Form 10-Q/A reflects restatement of the Company's financial statements as discussed in Note 13 to the condensed consolidated financial statements.

All of the information in this Form 10-Q/A is as of May 14, 2003, the filing date of the original Form 10-Q, and has not been updated for events subsequent to that date other than for the matter discussed above.

                                                                            Page
PART I        FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 2003
          and December 31, 2002 (as restated) (unaudited)......................1

          Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (as restated)  (unaudited)......2

          Condensed Consolidated Statements of Cash Flows for
          the three months ended March 31, 2003 and 2002 (as restated)
         (unaudited)...........................................................3

          Notes to Unaudited Condensed Consolidated Financial Statements.......4

  Item 2. Management`s Discussion and Analysis of
          Financial Condition and Results of Operations.......................13

  Item 3. Quantitative and Qualitative Disclosures about Market Risk..........25

  Item 4. Controls and Procedures.............................................27


PART II       OTHER INFORMATION

  Item 1. Legal Proceedings...................................................27

  Item 2. Changes in Securities and Use of Proceeds...........................28

  Item 3. Defaults Upon Senior Securities.....................................29

  Item 4. Submission of Matters to a Vote of Security Holders.................29

  Item 5. Other Information...................................................29

  Item 6. Exhibits and Reports on Form 8-K....................................29


SIGNATURE    .................................................................30

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
Condensed CONSOLIDATED BALANCE SHEETS, UNAUDITED
(amounts in thousands except share data)

                                                                                   March 31,      December 31,
                                                                                     2003             2002
                                                                                 --------------- ----------------
                                                                                 (As restated,     (As restated,
                                                                                 see Note 13)      see Note 13)
ASSETS
Cash and cash equivalents                                                        $      6,795     $      15,076
Other assets                                                                            4,440             4,913
                                                                                -------------    --------------
                                                                                       11,235            19,989
Investments:
   Collateral for collateralized bonds
     Loans                                                                          1,749,763         1,818,577
     Debt securities, available-for-sale                                              310,606           329,920
   Other investments                                                                   53,082            54,322
   Other loans                                                                          8,559             9,288
   Securities                                                                           3,333             6,208
                                                                                 --------------- -----------------
                                                                                    2,125,343         2,218,315
                                                                                 --------------- -----------------
                                                                                 $  2,136,578     $   2,238,304
                                                                                 =============== =================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse debt - collateralized bonds                                         $  1,928,973     $   2,013,271
Recourse debt                                                                          32,079                 -
Accrued expenses and other liabilities                                                  1,484             1,612
                                                                                 --------------- -----------------
                                                                                    1,962,536         2,014,883
                                                                                 --------------- -----------------
Commitments and Contingencies (Note 11)                                                     -                 -

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
   9.75% Cumulative Convertible Series A, 493,595 and 992,038 shares issued and        11,274            22,658
     outstanding, respectively ($15,889 and $31,353 aggregate liquidation preference, respectively)
   9.55% Cumulative Convertible Series B, 688,289 and 1,378,807 shares issued          16,109            32,273
     and outstanding, respectively ($22,499 and $44,263 aggregate liquidation preference, respectively)
   9.73% Cumulative Convertible Series C, 684,911 and 1,383,532 shares issued          19,630            39,655
     and outstanding, respectively ($27,546 and $54,634 aggregate liquidation preference, respectively)
Common stock, par value $.01 per share, 100,000,000 shares authorized,                    109               109
   10,873,903 shares issued and outstanding
Additional paid-in capital                                                            360,706           364,743
Accumulated other comprehensive loss                                                   (4,646)           (4,832)
Accumulated deficit                                                                  (229,140)         (231,185)
                                                                                 --------------- -----------------
                                                                                      174,042           223,421
                                                                                 --------------- -----------------
                                                                                 $  2,136,578     $   2,238,304
                                                                                 =============== =================

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
Condensed CONSOLIDATED STATEMENTS
  OF OPERATIONS, UNAUDITED
(amounts in thousands except share data)


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                      -----------------------------------------------
                                                                              2003                      2002
                                                                      ----------------------     --------------------
                                                                          (As restated,             (As restated,
                                                                          see Note 13)              see Note 13)
Interest income:
   Collateral for collateralized bonds                                    $      37,756              $     42,714
   Other investments                                                              1,341                     1,454
   Other loans                                                                      125                        95
   Securities                                                                       271                       122
                                                                      ----------------------     --------------------
                                                                                 39,493                    44,385
                                                                      ----------------------     --------------------

Interest and related expense:
   Non-recourse debt                                                             27,760                    31,966
   Recourse debt                                                                    254                     1,030
   Other                                                                             36                       444
                                                                      ----------------------     --------------------
                                                                                 28,050                    33,440
                                                                      ----------------------     --------------------

Net interest margin before provision for losses                                  11,443                    10,945
Provision for losses                                                             (5,844)                   (5,643)
                                                                      ----------------------     --------------------
Net interest margin                                                               5,599                     5,302

Impairment charges                                                               (2,078)                   (2,111)
Gain on sale of investments, net                                                    527                        77
Other                                                                                17                       551
General and administrative expenses                                              (2,021)                   (1,894)
                                                                      ----------------------     --------------------
Net income                                                                        2,044                     1,925
Preferred stock benefit (charge)                                                 10,444                    (2,396)
                                                                      ----------------------     --------------------
Net income (loss) to common shareholders                                         12,488                      (471)

Change in net unrealized gain/(loss) on:
Investments classified as available for sale during the period                      626                      (146)
Hedge instruments                                                                  (440)                        -
                                                                      ----------------------     --------------------
Comprehensive income                                                      $       2,230              $      1,779
                                                                      ======================     ====================

Net income (loss) per common share:
   Basic                                                                  $       1.15               $    (0.04)
   Diluted                                                                $       1.13               $    (0.04)
                                                                      ======================     ====================

Weighted average number of common shares outstanding:
   Basic                                                                   10,873,903                10,873,853
   Diluted                                                                 12,443,785                10,873,853

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
  OF CASH FLOWS, UNAUDITED
(amounts in thousands)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                             ----------------------------------------
                                                                                 2003                   2002
                                                                           ------------------     ------------------
                                                                             (As restated,          (As restated,
                                                                             see Note 13)           see Note 13)
                                                                           ------------------     ------------------
 Operating activities:
   Net income                                                                  $     2,044            $     1,925
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for losses                                                          5,844                  5,643
       Impairment charges                                                            2,078                  2,111
       Gain on sale of investments                                                    (527)                   (77)
       Amortization and depreciation                                                   832                  5,625
       Net change in other assets, accrued expenses and other liabilities             (247)               (14,235)
                                                                           ------------------     ------------------
          Net cash and cash equivalents provided by operating activities            10,024                    992
                                                                           ------------------     ------------------
 Investing activities:
    Principal payments on collateral                                                79,275                151,283
   Principal payments on loans                                                         789                  1,621
   Payments received on securities and other investments                             5,334                  2,995
   Proceeds from sales of securities and other investments                           1,405                      -
   Other                                                                            (1,228)                (1,636)
                                                                           ------------------     ------------------
        Net cash and cash equivalents provided by investing activities              85,575                154,263
                                                                           ------------------     ------------------
 Financing activities:
   Principal payments on collateralized bonds                                      (84,349)              (147,090)
   Retirement of preferred stock                                                   (19,531)                     -
   Repayment of senior notes                                                             -                (10,828)
                                                                           ------------------     ------------------
        Net cash and cash equivalent used for financing activities                (103,880)              (157,918)
                                                                           ------------------     ------------------
 Net decrease in cash and cash equivalents                                          (8,281)                (2,663)
 Cash and cash equivalents at beginning of period                                   15,076                  7,129
                                                                           ------------------     ------------------
 Cash and cash equivalents at end of period                                    $     6,795            $     4,466
                                                                           ==================     ==================

 Supplement disclosures of cash flow information:
      Cash paid for interest                                                   $    27,403            $    34,968
                                                                           ==================     ==================

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

March 31, 2003
(amounts in thousands except share and per share data)


NOTE 1 -- BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America, hereinafter referred to as "generally accepted accounting principles," for complete financial statements. The condensed consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified real estate investment trust ("REIT") subsidiaries and taxable REIT subsidiary ("Dynex" or the "Company"). All inter-company balances and transactions have been eliminated in consolidation.

The Company believes it has complied with the requirements for qualification as a REIT under the Internal Revenue Code (the "Code"). To the extent the Company qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders.

In the opinion of management, all significant adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K/A for the year ended December 31, 2002.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The primary estimates inherent in the accompanying consolidated financial statements are discussed below.

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

Certain reclassifications have been made to the financial statements for 2002 to conform to presentation for 2003,including reclassification of extraordinary gain pursuant to the adoption of SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections".


NOTE 2 -- FAIR VALUE

Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. The Company uses estimates in establishing fair value for its available-for-sale securities. Estimates of fair value for securities may be based on market prices provided by certain dealers. Estimates of fair value for certain other securities are determined by calculating the present value of the projected cash flows of the instruments using market-based discount rates, prepayment rates and credit loss assumptions. The estimate of fair value for securities pledged as collateral for collateralized bonds is determined by calculating the present value of the projected cash flows of the instruments using prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those the Company believes would be used by third parties. Such discount rate used in the determination of fair value of securities pledged as collateral for collateralized bonds was 16% at March 31, 2003 and December 31, 2002. Prepayment rate assumptions at March 31, 2003, and December 31, 2002, were generally at a "constant prepayment rate," or CPR ranging from 30%-45% for both 2003 and 2002, for collateral for collateralized bonds consisting of securities backed by single-family mortgage loans, and a CPR equivalent of 8% for 2003 and 11% for 2002 for collateral for collateralized bonds consisting of securities backed by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The credit loss assumptions utilized vary depending on the collateral pledged.


NOTE 3 -- NET INCOME (LOSS) PER COMMON SHARE

Net  income  (loss)  per common  share is  presented  on both a basic net income
(loss) per common share and diluted net income (loss) per common share basis. Diluted net income (loss) per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights to the extent that there are rights outstanding, using the treasury stock method, but only if these items are dilutive. The preferred stock is convertible into one share of common stock for two shares of preferred stock. The following table reconciles the numerator and denominator for both the basic and diluted net income (loss) per common share for the three months ended March 31, 2003 and 2002.

  ------------------------------------------------- ------------------------------------------------------------------
                                                                      Three Months Ended March 31,
                                                    ------------------------------------------------------------------
                                                               2003                               2002
  ------------------------------------------------- --------------------------- --- ----------------------------------
                                                                  Weighted-Average                       Weighted-
                                                                    Number of                             Average
                                                        Income        Shares             Income          Number of
                                                        (loss)                           (loss)           Shares
                                                    ------------- -------------     --------------- ------------------
  Net income                                          $   2,044                       $   1,925
  Preferred stock benefit (charge)                       10,444                          (2,396)
                                                    -------------                   ---------------
  Net income (loss) to common shareholders

                                                      $  12,488     10,873,903        $    (471)          10,873,853
  Effect of dividends and additional shares of
     preferred stock                                      1,593      1,569,882                -                    -
                                                    ------------- -------------     --------------- ------------------
  Diluted                                             $  14,081     12,443,785        $    (471)          10,873,853
                                                    ============= =============     =============== ==================

  Net income (loss) per share:
     Basic                                                         $   1.15                          $    (0.04)
     Diluted                                                       $   1.13                          $    (0.04)
                                                                  =============                     ==================

     Reconciliation  of shares not included in calculation of earnings per share due to antidilutive effect:
         Conversion of Series A                       $       -               -       $     580              496,019
         Conversion of Series B                               -               -             806              689,404
         Conversion of Series C                               -               -           1,010              691,766
         Expense and incremental shares of stock
           appreciation rights                                -               -               -                    -
                                                    ------------- -------------     --------------- ------------------
                                                      $       -               -       $   2,396            1,877,189
                                                    ============= =============     =============== ==================
  ------------------------------------------------- ------------- ------------- --- --------------- ------------------


NOTE 4 -- COLLATERAL FOR COLLATERALIZED BONDS

The following table summarizes the components of collateral for collateralized bonds as of March 31, 2003 and December 31, 2002:

---------------------------------- -------------------- -- --------------------
                                        March 31,           December 31, 2002
                                          2003
---------------------------------- -------------------- -- --------------------
   Loans, at amortized cost            $  1,776,353            $  1,844,025
  Allowance for loan losses                 (26,590)                (25,448)
---------------------------------- -------------------- -- --------------------
  Loans, net                              1,749,763               1,818,577
  Debt securities, at fair value            310,606                 329,920
---------------------------------- -------------------- -- --------------------
                                       $  2,060,369            $  2,148,497
---------------------------------- -------------------- -- --------------------

The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as collateral for collateralized bonds as of March 31, 2003 and December 31, 2002:

------------------------------------- -------------------- -- ------------------
                                           March 31,          December 31, 2002
                                              2003
------------------------------------- -------------------- -- ------------------
  Debt securities, at amortized cost      $   309,725             $   329,621
  Gross unrealized gains                          881                     322
  Gross unrealized losses                           -                     (23)
------------------------------------- -------------------- -- ------------------
  Estimated fair value                    $   310,606             $   329,920
------------------------------------- -------------------- -- ------------------

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
 ------------------------------ -------------- ------------ ------------- - ------------- ------------ -------------


NOTE 5 -- OTHER INVESTMENTS

The following table summarizes the Company's other investments as of March 31, 2003 and December 31, 2002:

-------------------------------------------------------------------------- ------------------ -- ------------------
                                                                            March 31, 2003        December 31, 2002
                                                                           ------------------    ------------------
  Delinquent property tax receivables and securities, at amortized cost       $    47,935           $    48,932
  Real estate owned                                                                 5,125                 5,251
  Other                                                                                22                   139
-------------------------------------------------------------------------- ------------------    ------------------
                                                                              $    53,082           $    54,322
-------------------------------------------------------------------------- ------------------ -- ------------------

During the three months ended March 31, 2003 and 2002, the Company collected an aggregate of $2,703 and $3,868, respectively, including net sales proceeds from related real estate owned. The Company also accrued interest income of $1,312 and $1,445, respectively, during such periods, on a level-yield basis. Delinquent property tax securities included in other investments are classified as held-to-maturity and are carried at amortized cost.

NOTE 6 -- SECURITIES

The following table summarizes Dynex's amortized cost basis of securities classified as held-to-maturity and fair value of securities classified as available-for-sale, as of March 31, 2003 and December 31, 2002:

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
---------------------------------------------------- -------------- ------------


NOTE 7 -- ALLOWANCE FOR LOAN LOSSES

The Company reserves for credit risk where it has exposure to losses on loans in its investment portfolio. The following table summarizes the aggregate activity for the allowance for loan losses on investments for the three months ended March 31, 2003 and 2002:

--------------------------------- ----------------------------------------------
                                           Three Months Ended March 31,
--------------------------------- ----------------------------------------------
                                           2003                    2002
--------------------------------- ----------------------- ----------------------
Allowance at beginning of period          $25,472                 $22,147
Provision for loan losses                   5,844                   5,643
Charge-offs                                (4,702)                 (4,892)
--------------------------------- ----------------------- ----------------------
Allowance at end of period                $26,614                 $22,898
--------------------------------- ----------------------- ----------------------


NOTE 8 -- RECOURSE DEBT

The following table summarizes Dynex's recourse debt outstanding at March 31, 2003 and December 31, 2002:

------------------------------------- ----------------- -- ---------------------
                                       March 31, 2003       December 31, 2002
------------------------------------- ----------------- -- ---------------------
  9.50% Senior Notes (due 2/28/2005)     $    32,079             $    -
------------------------------------- ----------------- -- ---------------------
                                         $    32,079             $    -
------------------------------------- ----------------- -- ---------------------

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

On February 28, 2003, the Company completed a tender offer for shares of its Series A, Series B and Series C Preferred Stock. The Company purchased for cash 188,940 shares of its Series A Preferred Stock, 272,977 shares of its Series B Preferred Stock and 268,792 shares of its Series C Preferred Stock for a total cash payment of $19,286 and incurred $245 of fees and charges to complete the tender offer. In addition, the Company exchanged $32,079 of February 2005 Senior Notes for an additional 309,503 shares of Series A Preferred Stock, 417,541 shares of Series B Preferred Stock and 429,847 shares of Series C Preferred Stock. For purposes of determining net income (loss) to common shareholders used in the calculation of earnings (loss) per share, the tender offer resulted in a preferred stock benefit of $12,036 comprised of the elimination of dividends-in-arrears of $16,073 for the shares tendered, less the premium paid on the Preferred Stock in excess of the book value of such Preferred Stock, of $4,037. In addition, until the February 2005 Senior Notes have been fully repaid, the Company is effectively prohibited from engaging in any future tender offers for its Preferred Stock and from making any distributions with respect to the Preferred Stock except as required for the Company to maintain its status as a REIT.


NOTE 10 -- DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Financial Instruments

In June 2002, the Company entered into an interest rate swap which matures on June 28, 2005, to mitigate its interest rate risk exposure on $100,000 in notional value of its variable rate collateralized bonds, which finance a like amount of fixed rate assets. Under the agreement, the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on One-Month LIBOR on the same amount. This contract has been treated as a cash flow hedge with changes in the value of the hedge being reported as a component of accumulated other comprehensive income. During the three months ended March 31, 2003, the Company recognized an additional $172 in other comprehensive loss on this position and incurred $577 of additional interest expense. At March 31, 2003, the aggregate accumulated other comprehensive loss was $4,157.

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

NOTE 12 -- RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in APB Opinion No. 30. Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB Opinion No. 30 must be reclassified. The Company adopted SFAS No. 145 on January 1, 2003 and has reclassified extraordinary items to other income. The adoption of SFAS No. 145 has not had a material impact on its financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Effective after December 15, 2002, this Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 has not had a significant impact on its financial position, results of operations or cash flows.

On November 25, 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The Company had no guarantees that require disclosure at year-end 2002 and the three-month period ended March 31, 2003. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN No. 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN No. 45 in 2003 is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Effective after June 30, 2003, this Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to provide clarification of financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. Those changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Company is reviewing the implications of SFAS No. 149 but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.


NOTE 13 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of its financial statements for the three months ended March 31, 2003, the Company determined that declines in the fair value of its delinquent property tax receivable debt security upon the reclassification from available-for-sale to held-to-maturity in the fourth quarter of 2001 were not accounted for correctly. As a result, the accompanying condensed consolidated financial statements for the three months ended March 31, 2003 and 2002 and the condensed consolidated balance sheet as of December 31, 2002 have been restated from the amounts previously reported to correct the accounting for these impairment charges.

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

A summary of the significant effects of the restatement is as follows:

Condensed Consolidated Balance Sheet Data
(amounts in thousands)

---------------------------------------------- --------------------------------- -- --------------------------------
                                                        March 31, 2003                     December 31, 2002
                                               ---------------------------------    --------------------------------
                                                    (As           (As Restated)         (As           (As Restated)
                                                Previously                           Previously
                                                 Reported)                            Reported)
                                               -------------- --- --------------    ------------- --- --------------
Accumulated other comprehensive loss            $  (15,973)        $  (4,646)        $  (17,472)       $   (4,832)
Accumulated deficit                               (217,813)         (229,140)          (218,545)         (231,185)
Total stockholders' equity                         174,042           174,042            223,421           223,421
---------------------------------------------- -------------- --- -------------- -- ------------- --- --------------

Condensed Consolidated Statements of Operations Data
(amounts in thousands, except share data)

-------------------------------------------- --------------------------------- --- ---------------------------------
                                               Three Months Ended March 31,          Three Months Ended March 31,
                                                           2003                                  2002
                                             ---------------------------------     ---------------------------------
                                                  (As                                  (As
                                               Previously            (As            Previously
                                               Reported)          Restated)          Reported)        (As Restated)
-------------------------------------------- --------------- -- -------------- --- -------------- -- ---------------
Interest income - other investments            $       28         $    1,341         $       10        $    1,454
Total interest income                              38,181             39,493             42,940            44,385
Net interest  margin  before  provision for
     loan losses                                   10,131             11,443              9,500            10,945
Net interest margin                                 4,287              5,599              3,857             5,302
Net income                                            732              2,044                481             1,925
Net income (loss) to common shareholders
                                               $   11,176         $   12,488         $   (1,915)       $     (471)

Change in net unrealized gain/(loss) during
     period on:
     Investments classified as available-
     for-sale                                       1,939                626              1,299              (146)
Comprehensive income (loss)                        12,675              2,230               (616)            1,779
Net income (loss) per common share

     Basic                                     $      1.03        $     1.15         $    (0.18)       $    (0.04)
     Diluted                                   $      1.03        $     1.13         $    (0.18)       $    (0.04)
-------------------------------------------- --------------- -- -------------- --- -------------- -- ---------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 13 to the condensed consolidated financial statements, the Company has restated its condensed consolidated financial statements for the three months ended March 31, 2003 and 2002 and the condensed consolidated balance sheet for the year ended December 31, 2002. The following MD&A takes into account the effects of the restatement.

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

                               FINANCIAL CONDITION
                             (amounts in thousands)
---------------------------------------- ----------------- ---------------------
                                           March 31, 2003     December 31, 2002
---------------------------------------- ----------------- ---------------------
Investments:
    Collateral for collateralized bonds  $ 2,060,369              $ 2,148,497
    Other investments                         53,082                   54,322
    Other loans                                8,559                    9,288
    Securities                                 3,333                    6,208

Non-recourse debt - collateralized bonds   1,928,973                2,013,271
Recourse debt                                 32,079                        -

Shareholders' equity                         174,042                  223,421
---------------------------------------- ------------ ------------------------

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

Other investments. Other investments at March 31, 2003 consist primarily of delinquent property tax receivables. Other investments decreased from $54.3 million at December 31, 2002 to $53.1 million at March 31, 2003. This decrease is primarily the result of pay-downs of delinquent property tax receivables which totaled $2.6 million, and sales of real estate owned properties of $0.2 million during the quarter. These decreases were partially offset by $1.3 million of interest income recorded during the period and additional advances for collections of $0.3 million.

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

Shareholders' equity. Shareholders' equity decreased to $174.0 million at March 31, 2003 from $223.4 million at December 31, 2002. This decrease was primarily the result of a $51.6 million retirement of preferred shares in connection with the tender offer completed in February 2003, a net increase in accumulated other comprehensive loss due to a decline in unrealized gain on investments available-for-sale of $0.6 million and $0.4 million of deferred losses on hedging instruments. This decrease was partially offset by net income of $2.0 million.

                              RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
                                                       Three Months Ended
                                                            March 31,
                                                   -----------------------------
(amounts in thousands except per share information)  2003              2002
--------------------------------------------------------------------------------

Net interest margin                                $   5,599        $   5,302
Impairment charges                                    (2,078)          (2,111)
Gain on sales of investments                             527               77
General and administrative expenses                   (2,021)          (1,894)
Net income                                             2,044            1,925

Net income (loss) per common share:
     Basic                                         $     1.15       $    (0.04)
     Diluted                                       $     1.13       $    (0.04)
--------------------------------------------------------------------------------

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002. The increase in net income and net income per common share during the three months ended March 31, 2003 as compared to the same period in 2002 is primarily the result of an increase in net interest margin of $0.3 million, and an increase in gain on sales of investments of $0.4 million, partially offset by a decrease of $0.4 million in gain on extinguishment of debt.

Net interest margin for the three months ended March 31, 2003 increased to $5.6 million from $5.3 million for the same period for 2002. Net interest spread increased from 1.49% to 1.66% for the three month periods ended March 31, 2002 and 2003, respectively. The improvement in the Company's net interest spread can be attributed to a decline in the cost of interest-bearing liabilities from the respective 2002 period, which have declined as a result in the decline of One-Month LIBOR. The majority of the Company's variable-rate interest-bearing liabilities are priced relative to One-Month LIBOR. Interest-bearing liability costs declined by 19 basis points for the three month period ended March 31, 2003, compared to the same period in 2002. For the three month period ended March 31, 2003, there has been a lesser decline in the effective interest-earning yield on the collateral for collateralized bonds due to the `reset' lag and `floors' (the loans generally adjust or `reset' every six or twelve months and are generally limited to maximum adjustments upwards or downwards of 1% each six months) on the approximate $472 million in single-family ARM loans that comprise a portion of the collateral for collateralized bonds. The average One-Month LIBOR rate declined to 1.34% for the three-month period ended March 31, 2003 from 1.85% for the three-month period ended March 31, 2002. Average interest-earning assets declined from $2.4 billion for the three months ended March 31, 2002 to $2.1 billion for the three months ended March 31, 2003. In addition, net interest margin was impacted by a negative non-recurring item in 2002 related to the call of certain securities.

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

Other income in 2002 includes income from the extinguishment of debt associated with the early retirement of the Company's Senior Notes due in July 2002 that resulted in a $0.4 million gain during the three month period ended March 31,

2002. Due to the adoption of SFAS No. 145, this gain has been reclassified from extraordinary to other income.

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

                  Average Balances and Effective Interest Rates

-------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended March 31,
                                                         ----------------------------------------------------------
                                                                    2003                          2002
                                                         ----------------------------------------------------------
                                                             Average      Effective       Average      Effective
                                                             Balance         Rate         Balance         Rate
                                                         ----------------------------- ----------------------------

Interest-earning assets: (1)
   Collateral for collateralized bonds (2)               $     2,100,177       7.19%   $    2,365,993       7.22%
   Securities                                                      5,668      19.13%            5,340       9.16%
   Loans                                                           8,755       5.76%            2,967      12.75%
   Cash and other investments                                     63,824       8.40%           68,448       8.55%
                                                         ----------------------------- ----------------------------
     Total interest-earning assets                       $     2,178,424       7.25%   $    2,442,748       7.27%
                                                         ============================= ============================

Interest-bearing liabilities:
   Non-recourse debt (3)                                 $     1,962,979       5.57%   $    2,192,492       5.72%

   Other recourse debt - secured                                  10,693       9.50%           50,589       8.13%
                                                         ----------------------------- ----------------------------
     Total interest-bearing liabilities                  $     1,973,672       5.59%   $    2,243,081       5.78%
                                                         ============================= ============================
Net interest spread on all investments (3)                                     1.66%                        1.49%
                                                                          ============                 ============
Net yield on average interest-earning assets (3)                               2.19%                        1.96%
                                                                          ============                 ============

-------------------------------------------------------------------------------------------------------------------

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

The net interest spread increased 17 basis points, to 1.66% for the three months ended March 31, 2003 from 1.49% for the same period in 2002. The net yield on average interest earning assets for the three months ended March 31, 2003 also improved relative to the same period in 2002, to 2.19% from 1.96%. The improvement in the Company's net interest spread can be attributed to a decline in the cost of interest-bearing liabilities from the respective 2002 period, which have declined as a result in the decline of One-Month LIBOR. The majority of the Company's variable-rate interest-bearing liabilities are priced relative to One-Month LIBOR. Interest-bearing liability costs declined by 19 basis points for the three month period ended March 31, 2003, compared to the same period in 2002. For the three month period ended March 31, 2003, there has been a lesser decline in the effective interest-earning yield on the collateral for collateralized bonds due to the `reset' lag and `floors' (the loans generally adjust or `reset' every six or twelve months and are generally limited to maximum adjustments upwards or downwards of 1% each six months) on the approximate $472 million in single-family ARM loans that comprise a portion of the collateral for collateralized bonds. The average One-Month LIBOR rate declined to 1.34% for the three-month period ended March 31, 2003 from 1.85% for the three-month period ended March 31, 2002.

From March 31, 2002 to March 31, 2003, average interest-earning assets declined $264 million, or approximately 11%. A large portion of such reduction relates to paydowns on the Company's adjustable-rate single-family mortgage loans. The Company's portfolio as of March 31, 2003 consists of $471.6 million of adjustable rate assets and $1.6 billion of fixed-rate assets. The Company currently finances approximately $227.0 million of the fixed-rate assets with non-recourse LIBOR based floating-rate liabilities. Assuming short-term interest rates stay at or about current levels, the single-family ARM loans should continue to reset downwards in rate (subject to the floors) which will have the impact of reducing net interest spread in future periods. In June 2002, the Company entered into a $100 million notional pay fixed/receive variable interest rate swap agreement to hedge part of this fixed-rate/floating-rate interest mismatch. In October 2002, the company short sold a series of 3-month Eurodollar futures contracts with decreasing notional amounts to hedge an additional portion of this mismatch. At March 31, 2003, the notional amount of this synthetic amortizing swap was $60 million.

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

                      Investment Portfolio Composition (1)
                                 ($ in millions)

---------------- ------------------ ------------------ ------------------ ------------------ ------------------
                  LIBOR Based ARM     CMT Based ARM      Other Indices
                       Loans              Loans         Based ARM Loans    Fixed-Rate Loans          Total
---------------- ------------------ ------------------ ------------------ ------------------ ------------------
2002, Quarter 1    $       410.2      $       100.2      $        65.7      $     1,725.1      $     2,301.2
2002, Quarter 2            452.6               90.1               63.8            1,740.2            2,346.7
2002, Quarter 3            414.4               80.8               59.9            1,698.4            2,253.5
2002, Quarter 4            384.6               73.2               57.0            1,650.9            2,165.7
2003, Quarter 1            352.5               66.3               52.8            1,605.3            2,076.9
---------------- ------------------ ------------------ ------------------ ------------------ ------------------

(1) Includes only the principal amount of collateral for collateralized bonds, ARM securities and fixed-rate mortgage securities.

The average asset yield is reduced for the amortization of premiums, net of discounts on the investment portfolio. As indicated in the table below, net premium on the collateral for collateralized bonds and securities at March 31, 2003 was $15.1 million, or approximately 0.73% of the aggregate balance of collateral for collateralized bonds and securities. The $15.1 million net premium consists of gross collateral premiums of $37.1 million, less gross collateral discounts of $22.1 million. Of the $37.1 million in gross premiums on collateral, $22.1 million relates to the premium on multifamily and commercial mortgage loans with a principal balance of $774.6 million at March 31, 2003, and that have prepayment lockouts and yield maintenance provisions generally extending to at least 2008. Net premium on such multifamily and commercial loans is $22.1 million. Amortization expense as a percentage of principal paydowns has decreased to 1.32% for the three months ended March 31, 2003 from 1.53% for the same period in 2002. The principal prepayment rate for the Company (indicated in the table below as "CPR Annualized Rate") was approximately 24% for the three months ended March 31, 2003. CPR or "constant prepayment rate" is a measure of the annual prepayment rate on a pool of loans.

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

The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses as discussed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2002. These additional protections include loss reimbursement guarantees with a remaining balance of $30.2 million and a remaining deductible aggregating $1.4 million on $72.1 million of securitized single family mortgage loans which are subject to such reimbursement agreements; guarantees aggregating $28.7 million on $302.4 million of securitized commercial mortgage loans, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; and $241.4 million of securitized single family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 53% on such policies before the Company would incur losses. This table excludes any credit exposure on unsecuritized loans and other investments.

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)
  ------------------------------------------------------------------------------
                                                            Credit Exposure, Net
                   Outstanding    Credit Exposure,  Actual of Credit Reserves to
                  Loan Principal       Net of       Credit    Outstanding Loan
                     Balance      Credit Reserves   Losses        Balance
  ---------------------------------------------------------------------------
  2002, Quarter 1  $      2,423.0  $    141.8   $   6.0          5.85%
  2002, Quarter 2         2,437.8       114.6       8.4          4.70%
  2002, Quarter 3         2,340.5       110.2       8.3          4.71%
  2002, Quarter 4         2,246.9        91.9       7.7          4.09%
  2003, Quarter 1         2,082.3        90.1       6.2          4.33%
  ---------------------------------------------------------------------------

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

                           Delinquency Statistics (1)

--------------------------------------------------------------------------------
                      60 to 90 days       90 days and over
                       delinquent           delinquent(2)              Total
--------------------------------------------------------------------------------
2002, Quarter 1           0.76%                  1.83%                 2.59%
2002, Quarter 2           0.59%                  2.19%                 2.78%
2002, Quarter 3           0.34%                  2.14%                 2.48%
2002, Quarter 4           0.64%                  2.07%                 2.71%
2003, Quarter 1           0.51%                  2.20%                 2.71%
--------------------------------------------------------------------------------
(1)  Excludes other investments and unsecuritized loans.
(2)  Includes foreclosures, repossessions and REO.

General and Administrative Expense The following tables present a breakdown of general and administrative expense by category and business unit.

----------------- ---------------- ------------------------ --------------------
                     Servicing       Corporate/Investment          Total
                                     Portfolio Management
----------------- ---------------- ------------------------ --------------------
2002, Quarter 1      $   893.5        $     1,000.6              $  1,894.1
2002, Quarter 2        1,036.8              1,587.5                 2,624.3
2002, Quarter 3        1,122.2              1,103.7                 2,225.9
2002, Quarter 4        1,221.5              1,526.9                 2,748.4
2003, Quarter 1        1,146.6                874.2                 2,020.8
----------------- ---------------- ------------------------ --------------------

     Recent Accounting Pronouncements. In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in APB Opinion No. 30. Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB Opinion No. 30 must be reclassified. The Company adopted SFAS No. 145 on January 1, 2003 and has reclassified extraordinary items to other income. The adoption of SFAS No. 145 has not had a material impact on its financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." Effective after December 15, 2002, this Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 has not had a significant impact on its financial position, results of operations or cash flows.

On November 25, 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The Company had no guarantees that require disclosure at year-end 2002 and the three-month period ended March 31, 2003. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN No. 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN No. 45 in 2003 is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Effective after June 30, 2003, this Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to provide clarification of financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. In particular, this Statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. Those changes are intended to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Company is reviewing the implications of SFAS No. 149 but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.

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

The following tables show the Company's net investment in each of the securities presented below on both a principal balance and amortized cost basis, as those terms are defined above. The accompanying consolidated financial statements of the Company presents the collateral for collateralized bonds as an asset, and presents the associated collateralized bond obligation as a non-recourse liability. In addition, the Company carries only its investment in MERIT Series 11 at fair value. As a result, the table below is not meant to present the Company's investment in collateral for collateralized bonds or collateralized bonds in accordance with generally accepted accounting principles applicable to the Company's transactions. See below for a reconciliation of the amounts included in the table to the Company's consolidated financial statements.


--------------------------------------------------------------------------------------------------------------------
(amounts in thousands                                                  Principal
                                                      Principal       Balance of       Principal       Amortized
                                                       Balance      Collateralized      Balance        Cost Basis
    Collateralized                                        Of             Bonds             Of              Of
         Bond                                         Collateral    Outstanding to        Net             Net
      Series (1)             Collateral Type           Pledged       Third Parties     Investment      Investment
--------------------------------------------------------------------------------------------------------------------
MERIT Series 11         Securities backed by         $     315,065    $     275,612   $      39,453    $     28,687
                        single-family mortgage
                        and manufactured housing
                        loans
MERIT Series 12         Manufactured housing loans         246,576          223,371          23,205          20,913
MERIT Series 13         Manufactured housing loans         296,500          264,847          31,653          26,256
SASCO 2002-9            Single family loans                434,416          423,029          11,387          21,460
MCA Series 1            Commercial mortgage loans           81,741           77,022           4,719            (175)
CCA One Series 2        Commercial mortgage loans          293,421          271,317          22,104           8,363
CCA One Series 3        Commercial mortgage loans          398,421          354,397          44,024          51,449
--------------------------------------------------------------------------------------------------------------------
                                                     $   2,066,140    $   1,889,595   $     176,545    $    156,953
--------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                     Collateral For
                                                           Collateralized     Collateralized            Net
                                                                Bonds              Bonds            Investment
--------------------------------------------------------------------------------------------------------------------
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

--------------------------------------------------------------------------------------------------------------------
                                               Fair Value Assumptions                   ($ in thousands)
                     -----------------------------------------------------------------------------------------------
Collateralized Bond   Weighted-average                       Projected cash   Fair value of net      Cash flows
       Series        prepayment speeds        Losses        flow termination    investment (1)   received in 2003,
                                                                  date                                net (2)
--------------------------------------------------------------------------------------------------------------------

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

The above tables illustrate the Company's estimated fair value of its net investment in certain collateralized bond securities. In its consolidated financial statements, the Company carries its investments at amortized cost, except for its investment in MERIT Series 11, which it carries at estimated fair value. Including the recorded allowance for loan losses of $26.6 million, the Company's net investment in collateralized bond securities is approximately $131.1 million as set forth in the table on page 21. This amount compares to an estimated fair value, utilizing a discount rate of 16%, of approximately $94.5 million, as set forth in the table above. The difference between the $131.1 million in net investment as included in the consolidated financial statements and the $94.5 million of estimated fair value, is due to the differences between the estimated fair value of such net investment and amortized cost.

The following table compares the fair value of these investments at various discount rates, but otherwise using the same assumptions as set forth for the two immediately preceding tables:

                                           Fair Value of Net Investment

--------------------------------------------------------------------------------
 Collateralized         12%          16%           20%                25%
   Bond Series
------------------ ------------ ------------ --------------- -------------------
MERIT Series 11A   $    32,154  $    29,308   $    27,005        $    24,682
MERIT Series 12-1        1,731        1,847         1,893              1,891
MERIT Series 13            749        1,048         1,242              1,387
SASCO 2002-9            30,839       29,503        28,252             26,796
MCA One Series 1         3,152        2,514         2,043              1,618
CCA One Series 2        12,606       10,188         8,401              6,785
CCA One Series 3        24,606       20,043        16,818             13,648
------------------ ------------ ------------ --------------- -------------------
                   $   105,837  $    94,451   $    85,654        $    76,807
------------------ ------------ ------------ --------------- -------------------

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

                           FORWARD-LOOKING STATEMENTS

Certain written statements in this Form 10-Q/A made by the Company, that are not historical fact constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. The Company does not undertake, and the Securities Litigation Reform Act specifically relieves the Company from, any obligation to update any forward-looking statements.

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

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could materially affect, or are reasonably likely to materially affect the Company's internal controls during the most recent quarter and subsequent to March 31, 2003, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.


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

The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., are defendants in state court in Dallas County, Texas in the matter of Basic Capital Management et al ("BCM") versus Dynex Commercial, Inc. et al. The suit was filed in April 1999 originally against DCI, and in March 2000, BCM amended the complaint and added the Company, as a defendant. The current complaint alleges that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160 million "master" loan commitment entered into in February 1998 and a second alleged loan commitment of approximately $9 million; that DCI and the Company made negligent misrepresentations in connection with the alleged $160 million commitment; and that DCI and the Company fraudulently induced BCM into canceling the alleged $160 million master loan commitment in January 1999. Plaintiff BCM is seeking damages approximating $40 million, including approximately $37 million for DCI's breach of the alleged $160 million master loan commitment, approximately $1.6 million for alleged failure to make additional tenant improvement advances, and approximately $1.9 million for DCI's not funding the alleged $9 million commitment. DCI and the Company are vigorously defending the claims on several grounds. The Company was not a party to the alleged $160 million master commitment or the alleged $9 million commitment. The Company has filed a counterclaim for damages approximating $11 million against BCM. Commencement of the trial of the case in Dallas, Texas is anticipated in September 2003.

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

                                                     DYNEX CAPITAL, INC.




Dated:  December 23, 2003          By:      /s/ Stephen J. Benedetti
                                        ----------------------------------------
                                        Stephen J. Benedetti,
                                        Executive Vice President
                                        (Principal Executive Officer)

                                                                    Exhibit 31.1
                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Benedetti, certify that:

1.            I have  reviewed  this  quarterly  report on Form  10-Q/A of Dynex
              Capital, Inc.;

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


Dated:  December 23, 2003            By:      /s/ Stephen J. Benedetti
                                          --------------------------------------
                                          Stephen J. Benedetti,
                                          Principal Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                                PROMULGATED UNDER
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stephen J. Benedetti, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Dynex Capital, Inc.;

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




Dated:  December 23, 2003               By:      /s/ Stephen J. Benedetti
                                             -----------------------------------
                                             Stephen J. Benedetti,
                                             Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Dynex Capital, Inc. (the "Company") on Form 10-Q/A for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Principal Executive Officer and the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  December 23, 2003           By:      /s/ Stephen J. Benedetti
                                         ---------------------------------------
                                         Stephen J. Benedetti,
                                         Principal Executive Officer
                                         Chief Financial Officer