Form 10-Q/A
period 2003-06-30
DYNEX CAPITAL INC
filed 2003-12-24
CIK 826675

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

All of the information in this Form 10-Q/A is as of August 14, 2003, the filing date of the original Form 10-Q, and has not been updated for events subsequent to that date other than for the matter discussed above.

                                                                            Page
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets at June 30, 2003
                    and December 31, 2002
                    (as restated) (unaudited)..................................1

                   Condensed Consolidated Statements of Operations for the
                    three and six months ended June 30, 2003 and 2002
                    (as restated) (unaudited)..................................2

                   Condensed Consolidated Statements of Cash Flows for
                    the six months ended June 30, 2003 and 2002
                    (as restated) (unaudited)..................................3

                   Notes to Unaudited Condensed Consolidated Financial
                    Statements.................................................4

          Item 2.  Management`s Discussion and Analysis of
                    Financial Condition and Results of Operations.............12

          Item 3.  Quantitative and Qualitative Disclosures
                    about Market Risk.........................................23

          Item 4.  Controls and Procedures....................................25

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings .........................................25

          Item 2.  Changes in Securities and Use of Proceeds..................26

          Item 3.  Defaults Upon Senior Securities............................26

          Item 4.  Submission of Matters to a Vote of Security Holders........26

          Item 5.  Other Information..........................................27

          Item 6.  Exhibits and Reports on Form 8-K...........................27

SIGNATURE.....................................................................28

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)


                                                                                  -------------------- ---- ---------------------
                                                                                       June 30,                 December 31,
                                                                                         2003                       2002
                                                                                  --------------------      ---------------------
                                                                                  (As restated, see          (As restated, see
                                                                                       Note 13)                   Note 13)
                                                                                  --------------------       ---------------------
ASSETS
Cash and cash equivalents                                                             $       13,852            $       15,076
Other assets                                                                                   5,633                     4,913
                                                                                  --------------------      ---------------------
                                                                                              19,485                    19,989

Investments:
   Collateral for collateralized bonds:
     Loans, net                                                                            1,670,793                 1,818,577
     Debt securities, available-for-sale                                                     294,713                   329,920
   Other investments                                                                          51,469                    54,322
   Other loans                                                                                 7,865                     9,288
   Securities                                                                                  2,652                     6,208
                                                                                  --------------------      ---------------------
                                                                                           2,027,492                 2,218,315
                                                                                  --------------------      ---------------------
                                                                                      $    2,046,977            $    2,238,304

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Collateralized bonds                                                                  $    1,852,882            $    2,013,271
Senior notes                                                                                  28,069                         -
Accrued expenses and other liabilities                                                         1,317                     1,612
                                                                                  --------------------      ---------------------
                                                                                           1,882,268                 2,014,883
                                                                                  --------------------      ---------------------
Commitments and contingencies (Note 11)                                                            -                         -

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
   9.75% Cumulative Convertible Series A, 493,595 and 992,038 shares issued and               11,274                    22,658
     outstanding, respectively ($16,178 and $31,353 aggregate liquidation preference, respectively)
   9.55% Cumulative Convertible Series B, 688,189 and 1,378,707 shares issued                 16,109                    32,273
     and outstanding, respectively ($22,899 and $44,263 aggregate liquidation preference, respectively)
   9.73% Cumulative Convertible Series C, 684,893 and 1,383,532 shares issued                 19,630                    39,655
     and outstanding, respectively ($28,045 and $54,634 aggregate liquidation preference, respectively)
Common  stock,  par  value  $.01  per  share,   100,000,000  shares  authorized,                 109                       109
   10,873,903 shares issued and outstanding
Additional paid-in capital                                                                   360,684                   364,743
Accumulated other comprehensive loss                                                          (2,971)                   (4,832)
Accumulated deficit                                                                         (240,126)                 (231,185)
                                                                                  --------------------      ---------------------
                                                                                             164,709                   223,421
                                                                                  --------------------      ---------------------
                                                                                      $    2,046,977            $    2,238,304
                                                                                  ====================      =====================

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (UNAUDITED)
(amounts in thousands except share and per share data)

                                                     ----------------------------------     ---------------------------------------
                                                        Three Months Ended June 30                 Six Months Ended June 30
                                                     ----------------------------------     ---------------------------------------
                                                          2003               2002                 2003                  2002
                                                     ---------------    ---------------     -----------------     -----------------
                                                      (As restated,      (As restated,        (As restated,         (As restated,
                                                       see Note 13)       see Note 13)         see Note 13)          see Note 13)
                                                     ---------------    ---------------     -----------------     -----------------
Interest income:
   Collateral for collateralized bonds                 $   35,715         $   44,474          $   73,470            $   87,188
   Other investments                                        1,162              1,441               2,503                 2,896
   Other loans                                                127                115                 253                   209
   Securities                                                 138                335                 409                   457
                                                     ---------------    ---------------     -----------------     -----------------
                                                           37,142             46,365              76,635                90,750

Interest and related expense:
   Collateralized bonds                                    27,461             31,796              55,220                63,762
   Senior notes                                               730                941                 984                 1,972
   Other                                                      125                (22)                162                   421
                                                     ---------------    ---------------     -----------------     -----------------
                                                           28,316             32,715              56,366                66,155
                                                     ---------------    ---------------     -----------------     -----------------

Net interest margin before provision for loan
   losses                                                   8,826             13,650              20,269                24,595
Provision for loan losses                                 (18,040)            (5,241)            (23,884)              (10,884)
                                                     ---------------    ---------------     -----------------     -----------------
Net interest margin                                        (9,214)             8,409              (3,615)               13,711

Impairment charges                                           (200)            (4,973)             (2,205)               (7,084)
Gain on sale of investments, net                              556                 96               1,010                   173
Other                                                          23                889                  40                 1,439
General and administrative expenses                        (2,151)            (2,625)             (4,172)               (4,518)
                                                     ---------------    ---------------     -----------------     -----------------
Net (loss) income                                         (10,986)             1,796              (8,942)                3,721
Preferred stock (charge) benefit                           (1,214)            (2,397)              9,230                (4,793)
                                                     ---------------    ---------------     -----------------     -----------------
Net (loss) income to common shareholders               $  (12,200)        $     (601)         $      288            $   (1,072)
                                                     ---------------    ---------------     -----------------     -----------------

Change in net unrealized gain/(loss) during period
   on:                                                      2,354             (5,752)              2,981                (5,898)
   Investments classified as available-for-sale
   Hedge instruments                                         (679)               374              (1,119)                  374
                                                     ---------------    ---------------     -----------------     -----------------
Comprehensive loss                                     $   (9,311)        $   (3,582)         $   (7,080)           $   (1,803)
                                                     ===============    ===============     =================     =================

Net (loss) income per common share:
   Basic and diluted                                       $(1.12)            $(0.06)              $0.03                $(0.10)
                                                     ===============    ===============     =================     =================

Weighted average number of common shares
   outstanding: basic and diluted                      10,873,903         10,873,894          10,873,903            10,873,860
                                                     ===============    ===============     =================     =================

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
   OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

                                                                                -------------------------------------------------
                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                -------------------------------------------------
                                                                                        2003                       2002
                                                                                ----------------------    -----------------------
                                                                                   (As restated,              (As restated,
                                                                                    see Note 13)               see Note 13)
                                                                                ----------------------    -----------------------
 Operating activities:
   Net (loss) income                                                                 $      (8,942)            $       3,721
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Provision for loan losses                                                            23,884                    10,884
       Impairment charges                                                                    2,205                     7,084
       Gain on sale of investments                                                          (1,010)                     (173)
       Amortization and depreciation                                                         5,349                    10,049
       Net change in other assets, accrued expenses and other liabilities                   (4,711)                  (24,754)
                                                                                ----------------------    -----------------------
          Net cash and cash equivalents provided by operating activities                    16,775                     6,811
                                                                                ----------------------    -----------------------

 Investing activities:
   Purchase of or advances on investments                                                   (3,508)                 (158,090)
   Principal payments received on collateral                                               156,174                   251,139
   Principal payments received on loans                                                      2,474                     2,201
   Payments received on securities and  other investments                                    8,706                     8,676
   Proceeds from sales of securities and other investments                                   2,359                       174
   Other                                                                                       177                    (1,839)
                                                                                ----------------------    -----------------------
        Net cash and cash equivalents provided by investing activities                     166,382                   102,261
                                                                                ----------------------    -----------------------

 Financing activities:
   Proceeds from issuance of bonds                                                               -                   605,272
   Principal payments on collateralized bonds                                             (160,818)                 (676,634)
   Repayment of senior notes                                                                (4,010)                  (11,966)
   Retirement of preferred stock                                                           (19,553)                        -
                                                                                ----------------------    -----------------------
        Net cash and cash equivalents used for financing activities                       (184,381)                  (83,328)
                                                                                ----------------------    -----------------------
 Net (decrease) increase in cash and cash equivalents                                       (1,224)                   25,744
 Cash and cash equivalents at beginning of period                                           15,076                     7,129
                                                                                ----------------------    -----------------------
                                                                                ----------------------    -----------------------
 Cash and cash equivalents at end of period                                          $      13,852             $      32,873
                                                                                ======================    =======================

 Supplement disclosures of cash flow information:
   Cash paid for interest                                                            $      55,104             $      66,721
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

Certain reclassifications have been made to the financial statements for 2002 to conform to the presentation for 2003, including reclassification of extraordinary gain/loss pursuant to the adoption of SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections".


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


NOTE 3 - NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is presented on both a basic net (loss) income per common share and diluted net (loss) income per common share basis. Diluted net (loss) income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method and stock appreciation rights to the extent that there are rights outstanding, using the treasury stock method, but only if these items are dilutive. The preferred stock is convertible into one share of common stock for two shares of preferred stock.

The following table reconciles the numerator and denominator for both basic and diluted net (loss) income per common share for the three and six months ended June 30, 2003 and 2002.

----------------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended June 30,                     Six Months Ended June 30,
                              ----------------------------------------------------------------------------------------------
                                       2003                    2002                    2003                   2002
                              ----------------------------------------------------------------------------------------------
                                            Weighted-               Weighted-               Weighted-             Weighted-
                                            Average                 Average                 Average               Average
                                (Loss)      Number      (Loss)      Number      (Loss)      Number     (Loss)     Number
                                Income     Of Shares    Income     Of Shares    Income     Of Shares   Income    Of Shares
                              ----------- ----------------------- ----------------------- ---------------------- -----------

Net (loss) income             $ (10,986)              $  1,796                $  (8,942)              $  3,721
Preferred stock (charge)         (1,214)                (2,397)                   9,230                 (4,793)
  benefit
                              ----------              -----------             -----------             ----------
Net (loss) income to common
  shareholders                $ (12,200)  10,873,903  $   (601)   10,873,894  $     288   10,873,903  $ (1,072)  10,873,860
                              ==========  ==========  =========== ==========  =========== ==========  ========== ===========

Net (loss) income per share:
  Basic and diluted                         $(1.12)                 $(0.06)                  $0.03                $(0.10)
                                          ============            ============            ============           ===========

Reconciliation of shares not
  included in calculation of
  earnings per share due to
  antidilutive effect
   Series A                   $    (289)    246,798   $    (580)    496,019   $    (675)    328,035   $ (1,161)    496,019
   Series B                        (403)    344,095        (806)    689,362        (940)    456,637     (1,612)    689,383
   Series C                        (500)    342,447      (1,010)    691,766      (1,169)    456,313     (2,019)    691,766
   Expense and incremental
   shares of stock                    -      18,202           -      17,629           -      18,024          -      17,629
   appreciation rights
                              ----------- ----------------------- ----------------------- ---------------------- -----------
                               $ (1,192)    951,542   $  (2,396)  1,894,776   $  (2,784)  1,259,009   $ (4,792)  1,894,797
                              =========== ======================= ======================= ====================== ===========

----------------------------------------------------------------------------------------------------------------------------


NOTE 4 - COLLATERAL FOR COLLATERALIZED BONDS

The following table summarizes the types of collateral for collateralized bonds as of June 30, 2003 and December 31, 2002:

----------------------------------------------------------------------------------- -------------------- -- ----------------
                                                                                         June 30,            December 31,
                                                                                           2003                  2002
----------------------------------------------------------------------------------- -------------------- -- ----------------
  Loans, at amortized cost                                                              $ 1,710,481           $ 1,844,025
  Allowance for loan losses                                                                 (39,688)              (25,448)
----------------------------------------------------------------------------------- -------------------- -- ----------------
  Loans, net                                                                              1,670,793             1,818,577
  Debt securities, at fair value                                                            294,713               329,920
----------------------------------------------------------------------------------- -------------------- -- ----------------
                                                                                        $ 1,965,506           $ 2,148,497
----------------------------------------------------------------------------------- -------------------- -- ----------------

The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as collateral for collateralized bonds as of June 30, 2003 and December 31, 2002:

----------------------------------------------------------------------------- ---------------------- --- -------------------
                                                                                    June 30,             December 31, 2002
                                                                                      2003
----------------------------------------------------------------------------- ---------------------- --- -------------------
  Debt securities, at amortized cost                                              $   292,136                $   329,621
  Gross unrealized gains                                                                2,577                        322
  Gross unrealized losses                                                                   -                        (23)
----------------------------------------------------------------------------- ---------------------- --- -------------------
  Estimated fair value                                                            $   294,713                $   329,920
----------------------------------------------------------------------------- ---------------------- --- -------------------

The components of collateral for collateralized bonds at June 30, 2003 and December 31, 2002 are as follows:

 ---------------------------------------------------------------------------------------------------------------------------
                                                    June 30, 2003                             December 31, 2002
                                       ----------------------------------------    -----------------------------------------
                                          Loans,        Debt         Total            Loans,        Debt          Total
                                           net       Securities                        net       Securities
 ------------------------------------- ------------- ------------ -------------    ------------- ------------ --------------
 Collateral                             $1,647,308     $289,084    $1,936,392       $1,791,679     $325,819    $2,117,498
 Funds held by trustees                        130          269           399              140          515           655
 Accrued interest receivable                10,674        1,749        12,423           11,741        2,120        13,861
 Unamortized premiums and
    discounts, net                          12,681        1,034        13,715           15,017        1,167        16,184
 Unrealized gain, net                            -        2,577         2,577                -          299           299
 ------------------------------------- ------------- ------------ -------------    ------------- ------------ --------------
                                        $1,670,793     $294,713   $1,965,506        $1,818,577     $329,920    $2,148,497
 ------------------------------------- ------------- ------------ ------------- -- ------------- ------------ --------------


NOTE 5 - OTHER INVESTMENTS

The following table summarizes the Company's other investments as of June 30, 2003 and December 31, 2002:

---------------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,           December 31,
                                                                                         2003                  2002
                                                                                   ------------------    ------------------
  Delinquent property tax receivables and securities, at amortized cost                $   46,560            $   48,932
  Real estate owned                                                                         4,895                 5,251
  Other                                                                                        14                   139
-----------------------------------------------------------------------------------------------------    ------------------
                                                                                       $   51,469            $   54,322
---------------------------------------------------------------------------------------------------------------------------

During the six months ended June 30, 2003 and 2002, the Company collected an aggregate of $5,850 and $9,018, respectively, including net sales proceeds from related real estate owned. The Company also accrued interest income of $2,444 and $2,841, respectively, during such periods, on a level-yield basis. Delinquent property tax securities included in other investments are classified as held-to-maturity and are carried at amortized cost.


NOTE 6 - SECURITIES

The following table summarizes Dynex's amortized cost basis of securities classified as held-to-maturity and fair value of securities classified as available-for-sale, as of June 30, 2003 and December 31, 2002:

---------------------------------------------------------------------------------------- ---------------- -- ----------------
                                                                                            June 30,          December 31,
                                                                                              2003                2002
---------------------------------------------------------------------------------------- ---------------- -- ----------------
Securities:
  Fixed-rate mortgage securities, available-for-sale                                         $   978            $  1,268
  Mortgage-related securities, available-for-sale                                                410               3,770
                                                                                         ---------------- -- ----------------
                                                                                               1,388               5,038
  Gross unrealized gains                                                                         306                 935
  Gross unrealized losses                                                                       (153)             (1,409)
---------------------------------------------------------------------------------------- ---------------- -- ----------------
  Securities, available-for-sale                                                               1,541               4,564
  Asset-backed security, held-to-maturity                                                      1,111               1,644
---------------------------------------------------------------------------------------- ---------------- -- ----------------
                                                                                             $ 2,652             $ 6,208
---------------------------------------------------------------------------------------- ---------------- -- ----------------


NOTE 7 - ALLOWANCE FOR LOAN LOSSES

The Company reserves for credit risk where it has exposure to losses on loans in its investment portfolio. The following table summarizes the aggregate activity for the allowance for loan losses on investments for the six months ended June 30, 2003 and 2002:

------------------------------------------------------------------------- --------------------------------------------------
                                                                                      Six Months Ended June 30,
------------------------------------------------------------------------- --------------------------------------------------
                                                                                    2003                      2002
------------------------------------------------------------------------- -------------------------- -----------------------
Allowance at beginning of year                                              $      25,472                  $  22,147
Provision for loan losses                                                          23,884                     10,884
Credit losses, net of recoveries                                                   (9,645)                   (11,513)
------------------------------------------------------------------------- -------------------------- -----------------------
Allowance at end of year                                                    $      39,711                  $  21,518
------------------------------------------------------------------------- -------------------------- -----------------------

The Company continues to experience unfavorable results in its manufactured housing loan portfolio in terms of elevated delinquencies and loss severity on repossessed units. For the six months ended June 30, 2003, the Company added $23,884 in provisions for loan losses, substantially all of which relates to the manufactured housing loan portfolio. Included in this amount is $14,400 in provision for loan losses recorded in June 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. Previously, the Company had not considered current loans to be impaired under generally accepted accounting principles and therefore had not previously provided for these loans. Continued worsening trends in both the industry as a whole and the Company's pools of manufactured housing loans prompted the Company to prepare extensive analysis on these pools of loans. The Company has not originated any new manufactured housing loans since 1999, and has extensive empirical data on the historical performance of this static pool of loans. The Company analyzed performance and default activity for loans that were current at various points in time over the last 36 months, and based on that analysis, identified default trends on these loans. The Company also considered current market conditions in this analysis, with the expectation that these market conditions would continue for the foreseeable future. Given this new observable data, the Company now believes the inclusion of amounts in the provision for loan losses for loans which are current as to payment is an appropriate application of the definition of impairment within generally accepted accounting principles, and has accounted for the amount as a change in accounting estimate and accordingly recorded the amount as additional provision for loan losses.


NOTE 8 - SENIOR NOTES

The following table summarizes Dynex's recourse debt outstanding at June 30, 2003 and December 31, 2002:

----------------------------------------------------------------- --------------------------- -- ----------------------------
                                                                        June 30, 2003                  December 31, 2002
----------------------------------------------------------------- --------------------------- -- ----------------------------
  9.50% Senior Notes (due 2/28/2005)                                     $    28,069                        $    -
----------------------------------------------------------------- --------------------------- -- ----------------------------

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

On February 28, 2003, the Company completed a tender offer for shares of its Series A, Series B and Series C Preferred Stock. The Company purchased for cash 188,940 shares of its Series A Preferred Stock, 272,977 shares of its Series B Preferred Stock and 268,792 shares of its Series C Preferred Stock for a total cash payment of $19,286, and incurred $267 of fees and charges to complete the tender offer. In addition, the Company exchanged $32,079 of February 2005 Senior Notes for an additional 309,503 shares of Series A Preferred Stock, 417,541 shares of Series B Preferred Stock and 429,847 shares of Series C Preferred Stock. For purposes of determining net income (loss) to common shareholders used in the calculation of earnings (loss) per share, the tender offer resulted in a preferred stock benefit of $12,014 comprised of the elimination of dividends-in-arrears of $16,073 for the shares tendered, less the premium paid on the Preferred Stock in excess of the book value of such Preferred Stock, of $4,059.


NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

In June 2002, the Company entered into an interest rate swap which matures on June 28, 2005, to mitigate its interest rate risk exposure on $100,000 in notional value of its variable rate collateralized bonds, which finance a like amount of fixed rate assets. Under the agreement, the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on One-Month LIBOR on the same amount. This contract has been treated as a cash flow hedge with the changes in the value of the hedge being reported as a component of accumulated other comprehensive income. During the six months ended June 30, 2003, the Company recognized $560 in other comprehensive loss on this hedge instrument and incurred $630 of interest expense related to net payments made on this position. At June 30, 2003, the aggregate accumulated other comprehensive loss on this hedge instrument was $4,372. As the repricing dates, interest rate indices and formulae for computing net settlements of the interest rate swap agreement match the corresponding terms of the underlying collateralized bonds being hedged, no ineffectiveness is assumed on this agreement and, accordingly, any prospective gains or losses are included in other comprehensive income until such time as the interest rate swap payments have been settled.

In October 2002, the Company entered into a synthetic three-year amortizing interest-rate swap with an initial notional balance of approximately $80,000 and ending in September 2005 with a $5,000 notional contract to mitigate its exposure to rising interest rates on a portion of its variable rate collateralized bonds, which finance a like amount of fixed rate assets. This contract is accounted for as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of accumulated other comprehensive income. At June 30, 2003, the current notional balance of the amortizing synthetic swap was $52,000, and the remaining weighted-average fixed-rate payable by the Company under the terms of the synthetic swap was 2.87%. During the six months ended June 30, 2003, the Company recognized $559 in other comprehensive loss for the synthetic interest-rate swap, which includes unamortized losses, and incurred $108 of interest expense related to net payments made on this position. At June 30, 2003 and December 31, 2002, the aggregate accumulated other comprehensive loss on this hedge instrument was $1,037 and $477, respectively.

The Company evaluated hedge effectiveness and determined that there was no material ineffectiveness to reflect in earnings. Assuming no change in Eurodollar rates from June 30, 2003, over the next twelve months, the Company expects to reclassify $553 into earnings.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. No hearing date has been set for the issues remanded back to the lower trial court. In August 2003, the
Pennsylvania legislature signed a bill amending and clarifying certain provisions of the Pennsylvania statute governing GLS' right to the collection of certain interest, costs and expenses. The bill is expected to be signed into law. If enacted into law, the law will be retroactive to 1996, and amends and clarifies that as to items (ii)-(iv) noted above by the Supreme Court, that GLS can charge a full month's interest on a partial month's delinquency, that GLS can charge the taxpayer for legal fees, and that GLS can charge certain fees and costs to the taxpayer at redemption.

The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., are defendants in state court in Dallas County, Texas in the matter of Basic Capital Management et al ("BCM") versus Dynex Commercial, Inc. et al. The suit was filed in April 1999 originally against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. The current complaint alleges that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160,000 "master" loan commitment entered into in February 1998 and a second alleged loan commitment of approximately $9,000; that DCI and the Company made negligent misrepresentations in connection with the alleged $160,000 commitment; and that DCI and the Company fraudulently induced BCM into canceling the alleged $160,000 master loan commitment in January 1999. Plaintiff BCM is seeking damages approximating $40,000, including approximately $36,500 for DCI's breach of the alleged
$160,000 master loan commitment, approximately $1,600 for alleged failure to make additional tenant improvement advances, and approximately $1,900 for DCI's not funding the alleged $9,000 commitment. DCI and the Company are vigorously defending the claims on several grounds. The Company was not a party to the alleged $160,000 master commitment or the alleged $9,000 commitment. The Company has filed a counterclaim for damages approximating $11,000 against BCM. Commencement of the trial of the case in Dallas, Texas is anticipated in the first quarter of 2004. During the second quarter of 2003, BCM filed suit against the Company and DCI as third-party defendants in related litigation in the United States District Court Eastern District of Louisiana in the matter Kelly Investment, Inc. versus BCM et al. The Company sold certain BCM related loans on commercial properties located in Louisiana to Kelly Investment, Inc. in 2000, and Kelly Investment, Inc. subsequently filed suit against BCM in 2001. No date has been set for trial in Louisiana. Claims made by BCM in the US District Court of Louisiana against the Company and DCI are substantially similar to those being made in Dallas County, Texas.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of this statement for the first fiscal period beginning after December 15, 2003. This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 128, "Earnings per Share", to establish standards outlining how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability (or, in some circumstances, as an asset). The Company is reviewing the implications of SFAS No. 150 but does not believe that its adoption will have a significant impact on its financial position, results of operations, or cash flows.

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


NOTE 13 - RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of its financial statements for the three and six months ended June 30, 2003, the Company determined that declines in the fair value of its delinquent property tax receivable debt security upon the reclassification from available-for-sale to held-to-maturity in the fourth quarter of 2001 were not accounted for correctly. As a result, the accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2003 and 2002 and the condensed consolidated balance sheet as of December 31, 2002 have been restated from the amounts previously reported to correct the accounting for these impairment charges. In 2001, the Company recorded other-than-temporary impairment charges of $6.3 million in the statement of operations and a reduction in the carrying value of the delinquent property tax receivable security of $18.1 million as an adjustment to accumulated other comprehensive loss included in shareholders' equity. The Company subsequently amortized a portion of this $18.1 million in 2002 and 2003 on a level-yield basis as a reduction in accumulated other comprehensive loss and as an increase in the carrying value of the tax receivable security. As a result of the continued decline of the fair value of this security, in the third quarter of 2003, the Company reconsidered the accounting treatment afforded to the security in 2001, and determined that the $18.1 million previously recorded as an adjustment to accumulated other comprehensive loss should have been recorded as an other-than-temporary impairment charge in the statement of operations in 2001. The Company has further determined that interest income should have then been recorded in 2002 and 2003 based on estimated collections on a level-yield basis.

A summary of the significant effects of the restatement is as follows:

Condensed Consolidated Balance Sheets Data
(amounts in thousands)

-------------------------------------------------------- -------------------------------- --- ------------------------------
                                                                  June 30, 2003                     December 31, 2002
                                                         --------------------------------     ------------------------------
                                                              (As                                    (As
                                                          Previously           (As               Previously         (As
                                                           Reported)         Restated)            Reported)       Restated)
                                                         -------------- --- -------------     ------------- --- ------------
Accumulated other comprehensive loss                      $  (13,166)        $  (2,971)        $  (17,472)       $   (4,832)
Accumulated deficit                                         (229,931)         (240,126)          (218,545)         (231,185)
Total stockholders' equity                                   164,709           164,709            223,421           223,421
-------------------------------------------------------- -------------- --- ------------- --- ------------- --- ------------

Condensed Consolidated Statements of Operations Data
(amounts in thousands, except share data)

-------------------------------------------- -------------------------------------- -- ------------------------------------
                                               Three Months Ended June 30, 2003          Six Months Ended June 30, 2003
                                             --------------------------------------    ------------------------------------
                                               (As Previously                          (As Previously
                                                 Reported)         (As Restated)         Reported)            (As Restated)
-------------------------------------------- ----------------- -- ----------------- -- ----------------- --- --------------
Interest income - Other Investments            $       30           $    1,162           $       59            $    2,503
Total interest income                              36,010               37,142               74,191                76,635
Net interest margin before provision for
     loan losses                                    7,694                8,826               17,825                20,269
Net interest margin                               (10,346)              (9,214)              (6,059)               (3,615)
Net loss                                          (12,118)             (10,986)             (11,386)               (8,942)
Net (loss) income to common shareholders          (13,332)             (12,200)              (2,156)                  288

Change in net unrealized gain/(loss)
     during period on:  Investments
     classified as available-for-sale               3,486                2,354                5,425                 2,981
Comprehensive loss                                 (9,311)              (9,311)              (7,080)               (7,080)
Net loss per common share (basic and
     diluted)                                  $    (1.23)          $    (1.12)          $    (0.20)           $     0.03
-------------------------------------------- ----------------- -- ----------------- -- ----------------- --- --------------


-------------------------------------------- -------------------------------------- -- -------------------------------------
                                                  Three Months Ended June 30                 Six Months Ended June 30
                                             --------------------------------------    -------------------------------------
                                                   2002                 2002                 2002                 2002
                                             -----------------    -----------------    -----------------     ---------------
                                             (As Previously                              (As Previously
                                                Reported)           (As Restated)           Reported)          (As Restated)
-------------------------------------------- ----------------- -- ----------------- -- ----------------- --- ---------------
Interest income - other investments            $       44           $    1,441           $       55            $    2,896
Total interest income                              44,968               46,365               87,909                90,750
Net interest margin before provision for
     loan losses                                   12,254               13,650               21,754                24,595
Net interest margin                                 7,013                8,409               10,870                13,711
Net income                                            398                1,796                  880                 3,721
Net loss to common shareholders                $   (1,998)          $     (601)          $   (3,912)           $   (1,072)
Change in net unrealized loss during
     period on investments classified as
     available-for-sale                            (4,355)              (5,752)              (3,057)               (5,898)
Comprehensive loss                             $   (3,583)          $   (3,582)          $   (1,803)           $   (1,803)
Net loss per common share (basic and
     diluted)                                  $     (0.18)         $     (0.06)         $    (0.36)           $    (0.10)
-------------------------------------------- ----------------- -- ----------------- -- ----------------- --- ---------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 13 to the condensed consolidated financial statements, the Company has restated its condensed consolidated financial statements for the three months and six months ended June 30, 2003 and 2002 and the condensed consolidated balance sheet for the year ended December 31, 2002. The following MD&A takes into account the effects of the restatement.

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

The Board of Directors continues to evaluate alternatives for the use of the Company's cash flow in an effort to improve overall shareholder value. To that end, the Board has formed a committee to review possible strategic alternatives. Such review may include a number of alternatives, including the acquisition of a new business. The Company has a net operating loss carryforward of approximately $120 million, which can be utilized to offset REIT distribution requirements, other than excess inclusion income, which would allow the Company to retain capital for investment in a new strategic alternative. In addition, the Company could use the net operating loss carryforward to shelter taxable income from income tax for any taxable-REIT subsidiary or for the Company itself if it were to forego its REIT status. The committee of the Board also continues to review various alternatives with respect to its capital structure, including the early redemption of the Company's 9.50% Senior Notes and its remaining Preferred Stock and associated dividends-in-arrears.


                               FINANCIAL CONDITION
                  (amounts in thousands except per share data)

---------------------------------------------------------------------- -------------------------- --------------------------
                                                                             June 30, 2003            December 31, 2002
---------------------------------------------------------------------- -------------------------- --------------------------
Investments:
     Collateral for collateralized bonds                               $          1,965,506        $         2,148,497
     Other investments                                                               51,469                     54,322
     Other loans                                                                      7,865                      9,288
     Securities                                                                       2,652                      6,208

Collateralized bonds                                                              1,852,882                  2,013,271
Senior notes                                                                         28,069                          -

Shareholders' equity                                                                164,709                    223,421
Book value per common share (inclusive of dividends in arrears)                        8.97                       8.57
---------------------------------------------------------------------- -------------------------- --------------------------

Collateral for collateralized bonds. As of June 30, 2003, the Company had 21 series of collateralized bonds outstanding. The collateral for collateralized bonds decreased to $1.97 billion at June 30, 2003 compared to $2.15 billion at December 31, 2002. This decrease of $183.0 million is primarily the result of $156.2 million in principal paydowns on the collateral, $23.5 million of additions to allowance for loan losses, $1.5 million of impairment charges and $2.5 million of net premium amortization.

Other investments. Other investments at June 30, 2003 consist primarily of delinquent property tax receivables. Other investments decreased from $54.3 million at December 31, 2002 to $51.5 million at June 30, 2003. This decrease is primarily the result of pay-downs of delinquent property tax receivables, which totaled $5.8 million, and sales of real estate owned properties of $0.7 million. These decreases were partially offset by $2.5 million of interest income recorded during the period and additional advances for collections of $1.3 million.

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

Shareholders' equity. Shareholders' equity decreased to $164.7 million at June 30, 2003 from $223.4 million at December 31, 2002. This decrease was primarily the result of a $51.6 million retirement of preferred shares in connection with the tender offer completed in February 2003 and a net loss of $8.9 million. This decrease was partially offset by a net decrease in accumulated other comprehensive loss of $1.8 million which is comprised of an unrealized gain on investments available-for-sale of $2.9 million and $1.1 million of deferred losses on hedging instruments during the period.

                              RESULTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands except per share            Three months ended June 30,               Six months ended June 30,
information)                                  -------------------------------------    -------------------------------------
                                                   2003                 2002                2003                 2002
-----------------------------------------     ----------------     ----------------    -----------------     ---------------

Net interest margin                              $   (9,214)          $  8,409            $ (3,615)             $ 13,711
Impairment charges                                     (200)            (4,973)             (2,205)               (7,084)
Gain on sales of investments, net                       556                 96               1,010                   173
General and administrative expenses                  (2,151)            (2,625)             (4,172)               (4,518)
Net (loss) income                                   (10,986)             1,796              (8,942)                3,721
Preferred stock (charge) benefit                     (1,214)            (2,397)              9,230                (4,793)
Net (loss) income to common shareholders            (12,200)              (601)                288                (1,072)

Basic and diluted net (loss) income per
  common share                                       $(1.12)          $  (0.06)           $   0.03              $  (0.10)
----------------------------------------------------------------------------------------------------------------------------

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002. Net income and net loss per common share decreased during the six months ended June 30, 2003 as compared to the same period in 2002. The decrease in net income is primarily the result of increased additions of $13.0 million to provision for loan losses. Included in this amount is $14,400 in provision for loan losses recorded in June 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. Previously, the Company had not considered current loans to be impaired under generally accepted accounting principles and therefore had not previously provided the allowance for losses for these loans. Continued worsening trends in both the industry as a whole and the Company's pools of manufactured housing loans prompted the Company to prepare an extensive analysis on these pools of loans. The Company has not originated any new manufactured housing loans since 1999, and has extensive empirical data on the historical performance of this static pool of loans. The Company analyzed performance and default activity for loans that were current at various points in time over the last 36 months, and based on that analysis, identified default trends on these loans. The Company also considered current market conditions in this analysis, with the expectation that these market conditions would continue for the foreseeable future. Given this new observable data, the Company now believes the inclusion of amounts in the provision for loan losses for loans which are current as to payment is an appropriate application of the definition of impairment within generally accepted accounting principles, and has accounted for the amount as a change in accounting estimate and accordingly recorded the amount as additional provision for loan losses. In addition to the increase in provision for loan losses, net margin before provision loan losses decreased by $4.3 million. Offsetting this decline was decreased impairment charges of approximately $4.9 million and incremental net gains on sales of investments of $1.0 million for the six months ended June 30, 2003 compared to the same periods in 2002. Net (loss) income to common shareholders decreased by $1.4 million or $0.13 per common share, from a loss of $1.1 million for the six months ended June 30, 2002 to income of $0.3 million for the same period in 2003, mostly due to preferred stock benefits from the tender offer completed in February 2003.

Net (loss) income decreased to $(11.0) million from $1.8 million for the three months ended June 30, 2003 compared to the same period for 2002. In addition, net loss to common shareholders increased by $11.6 million or $1.06 per common share during the three months ended June 30, 2003 compared to the same period for 2002. The decrease in net income and the increase in net loss to common shareholders resulted principally from a decline in net interest margin, as discussed below. This increased loss was partially offset by a decrease in other-than-temporary impairment charges of $4.8 million and net gains on sales of portfolio assets of $0.5 million compared to the same period in 2002.

Net interest margin for the three and six months ended June 30, 2003 decreased to $(9.2) million and $(3.6) million from $8.4 million and $13.7 million, respectively for the same period in 2002. This decrease was primarily the result of higher provision for loan losses for 2003 including the $14.4 million addition to provision for loan losses, as discussed above. Net interest margin was also negatively impacted during the three and six months ended June 30, 2003 by a decline in net interest spread and a decline in interest earning assets compared to the three and six months ended June 30, 2002.

Impairment charges declined by $4.8 million and $4.9 million, respectively, for the three months and the six months ended June 30, 2003 from the same period last year. This decrease was primarily a result of losses recorded in the amount of $1.9 million in 2002 on valuation adjustments on loans held-for-sale which were not included in the SASCO 2002-9 securitization completed in April 2002 and a decrease of $3.1 million related to other-than-temporary impairment charges on a debt security comprised largely of manufactured housing loans.

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

                  Average Balances and Effective Interest Rates

--------------------------------------------------------------------------------------------------------------------------
                                 Three Months Ended June 30,                       Six Months Ended June 30,
                       ---------------------------------------------------------------------------------------------------
                                2003                     2002                    2003                     2002
                       ---------------------------------------------------------------------------------------------------
(amounts in thousands)   Average    Effective     Average    Effective    Average     Effective    Average    Effective
                         Balance       Rate       Balance       Rate      Balance       Rate       Balance       Rate
                       ---------------------------------------------------------------------------------------------------
Interest-earning
  assets: (1)
 Collateral for
  collateralized bonds  $2,017,170       7.08%   $2,381,783       7.46%  $2,058,673        7.14%  $2,373,888       7.34%
  (2) (3)
 Other loans                 8,229       6.19%       14,603       3.14%       8,492        5.97%       8,785       4.76%
 Securities                  3,378      16.34%        3,826      35.00%       4,523       18.09%       4,583      19.94%
 Cash and other
  investments               61,608       7.55%       91,708       6.45%      62,716        7.98%      80,078       7.35%
                       ---------------------------------------------------------------------------------------------------
  Total interest-
  earning assets        $2,090,385       7.11%   $2,491,920      7.44%   $2,134,404        7.18%  $2,467,334       7.36%
  assets
                       ===================================================================================================

Interest-bearing
liabilities:
 Non-recourse debt (3)   $1,886,827      5.64%    $2,234,052      5.57%   $1,926,627       5.59%   $2,213,272      5.65%
 Senior notes               30,699       9.51%        46,395      8.10%       20,696       9.51%       48,492      8.12%
                       ---------------------------------------------------------------------------------------------------
  Total interest-
  bearing liabilities    $1,917,526      5.70%    $2,280,447      5.62%   $1,947,323       5.63%   $2,261,764      5.70%
                       ===================================================================================================

Net interest spread on
 all investments (3)                     1.41%                    1.82%                    1.55%                   1.66%
                                    ============             ============             ===========             ============
                                                                                      ===========             ============
Net yield on average
interest-earning                         1.85%                    2.30%                    2.03%                   2.13%
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


The net interest spread decreased 41 basis points, to 141 basis points for the three months ended June 30, 2003 from 182 basis points for the same period in 2002 (each basis point is 0.01%). The net interest spread for the six months ended June 30, 2003 also decreased relative to the same period in 2002, to 155 basis points from 166 basis points. The decrease in the Company's net interest spread for both periods can be generally attributed to the resetting of interest rates on adjustable rate mortgage loans in the Company's investment portfolio and the prepayment of higher rate loans in that portfolio which together caused a decline in interest earning asset yield of 33 basis points and 18 basis points for the three and six month comparative periods, respectively. The majority of the Company's variable-rate interest-bearing liabilities are indexed relative to One-Month LIBOR. Interest-bearing liability costs increased 8 basis points for the three month period and decreased 7 basis points for the six-month periods ended June 30, 2003, respectively, compared to the same period in 2002. Interest-bearing liability costs increased 8 basis points for the three month period primarily as a result of interest charges associated with the interest rate swap and the amortizing synthetic interest rate swap discussed below and the 9.50% Senior Notes issued in 2003 with a higher coupon than the 7.875% Senior Notes retired in 2002. Interest-bearing liability costs for the six month periods decreased 7 basis points, principally as a result of the overall lower rate environment and the impact of the issuance of SASCO Series 2002-9 in April 2002, which lowered the Company's overall cost of funds. The Company currently finances approximately $216 million of the fixed-rate assets with non-recourse LIBOR based floating-rate liabilities. In June 2002, the Company, through the use of an interest-rate swap, converted $100 million of such floating-rate liabilities into fixed rate, in effect locking the spread in for that portion of fixed rate assets financed with floating rate liabilities. Under the swap, the Company pays a fixed rate of 3.73% and receives one-month LIBOR. In October 2002, the Company created an amortizing synthetic swap through the short sale of a string of Eurodollar futures contracts, with an initial effective notional balance of approximately $80 million, amortizing over a three-year period. At June 30, 2003, the notional amount of this synthetic amortizing swap was $52 million.

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

                      Investment Portfolio Composition (1)
                                 ($ in millions)

---------------------------- ------------------ ----------------- ------------------ ------------------- ------------------
                                                                    Other Indices
                                 LIBOR Based         CMT Based        Based ARM       Fixed-Rate
                                  ARM Loans          ARM Loans          Loans            Loans                  Total
---------------------------- ------------------ ----------------- ------------------ ------------------- ------------------
2002, Quarter 2                $      452.6       $       90.1      $       63.8       $      1,740.2       $   2,346.7
2002, Quarter 3                       414.4               80.8              59.9              1,698.4           2,253.5
2002, Quarter 4                       384.6               73.2              57.0              1,650.9           2,165.7
2003, Quarter 1                       352.5               66.3              52.8              1,605.3           2,076.9
2003, Quarter 2                       316.9               59.6              49.9              1,564.9           1,991.3
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

                         Premium Basis and Amortization
                              (amounts in millions)

--------------------------------------------------------------------------------------------------------------------------
                                                                                                             Amortization
                                                                                                            Expense as a %
                                                Amortization       CPR Annualized         Principal          of Principal
                            Net Premium            Expense              Rate               Paydowns            Paydowns
--------------------------------------------------------------------------------------------------------------------------
2002, Quarter 2             $    18.3           $      1.5              17%               $   108.3              1.39%
2002, Quarter 3                  16.7                  1.6              21%                    94.5              1.70%
2002, Quarter 4                  16.2                  0.5              19%                    95.5              0.57%
2003, Quarter 1                  15.1                  1.1              24%                    85.4              1.32%
2003, Quarter 2                  13.7                  1.3              22%                    81.8              1.64%
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

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)

---------------------------------------------------------------------------------------------------------------------------
                               Outstanding Loan     Credit Exposure, Net   Actual Credit      Credit Exposure, Net to
                               Principal Balance     of Credit Reserves        Losses         Outstanding Loan Balance
--------------------------------------------------- ------------------------------------------------------------------------
2002, Quarter 2                  $     2,437.8         $     114.6            $   8.4                   4.70%
2002, Quarter 3                        2,340.5               110.2                8.3                   4.71%
2002, Quarter 4                        2,246.9                91.9                7.7                   4.09%
2003, Quarter 1                        2,082.3                90.1                6.2                   4.33%
2003, Quarter 2                        1,997.1                72.8                6.4                   3.65%
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

                           Delinquency Statistics (1)

----------------------------------------------------------------------------------------------------------------------------
                                 30 to 60 days          60 to 90 days          90 days and over
                                  delinquent              delinquent             delinquent (2)               Total
----------------------------------------------------------------------------------------------------------------------------
2002, Quarter 2                    1.25%                    0.59%                   2.19%                    4.03%
2002, Quarter 3                    1.99%                    0.34%                   2.14%                    4.47%
2002, Quarter 4                    1.78%                    0.64%                   2.07%                    4.49%
2003, Quarter 1                    1.79%                    0.51%                   2.20%                    4.50%
2003, Quarter 2                    1.68%                    0.50%                   2.58%                    4.76%
----------------------------------------------------------------------------------------------------------------------------

(1) Excludes other investments and loans held for sale or securitization.

(2) Includes foreclosures, repossessions and REO.

General and Administrative Expense. The following tables present a breakdown of general and administrative expense.

--------------------------------------------------------------------------------------------------------------------------
                                                                    Corporate/Investment
                                           Servicing                Portfolio Management                 Total
--------------------------------------------------------------------------------------------------------------------------
2002, Quarter 2                           $  1,036.8                     $   1,587.5                 $    2,624.3
2002, Quarter 3                              1,122.2                         1,103.7                      2,225.9
2002, Quarter 4                              1,221.5                         1,526.9                      2,748.4
2003, Quarter 1                              1,146.6                           874.2                      2,020.8
2003, Quarter 2                              1,262.3                           888.3                      2,150.6
--------------------------------------------------------------------------------------------------------------------------

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities which are subject to the provisions of this statement for the first fiscal period beginning after December 15, 2003. This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 128, "Earnings per Share", to establish standards outlining how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability (or, in some circumstances, as an asset). The Company is reviewing the implications of SFAS No. 150 but does not believe that its adoption will have a significant impact on its financial position, results of operations, or cash flows.

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


-------------------------------------------------------------------------------------------------------------------------------
(amounts in thousands
                                                    Principal Balance    of collateralized                         Amortized Cost
Collateralized Bond                                 of collateral        bonds outstanding    Principal Balance      Basis of Net
    Series (1)        Collateral Type               pledged              to third parties     of Net Investment      Investment
-------------------------------------------------------------------------------------------------------------------------------

MERIT Series 11A      Debt securities backed by
                      Single-family loans and
                      Manufactured housing loans    $  296,322           $  258,688                $  37,634      $     28,434

MERIT Series 12-1     Manufactured housing loans       239,381              217,176                   22,205            19,880

MERIT Series 13       Manufactured housing loans       285,883              256,555                   29,328            23,733

SASCO 2002-9          Single family loans              392,154              382,380                    9,774            18,437

MCA One Series 1      Commercial mortgage loans         81,113               76,394                    4,719               (99)

CCA One Series 2      Commercial mortgage loans        291,971              269,867                   22,104             8,511

CCA One Series 3      Commercial mortgage loans        396,493              352,469                   44,024            50,677
-------------------------------------------------------------------------------------------------------------------------------
                                                    $1,983,317           $1,813,529                $ 169,788      $    149,573
-------------------------------------------------------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                Collateral
                                                                         For           Collateralized            Net
                                                                    Collateralized          Bonds            Investment
                                                                        Bonds
-----------------------------------------------------------------------------------------------------------------------------

Principal balances per the above table                              $   1,983,317      $   1,813,529       $    169,788
Principal balance of security excluded from above table                     4,657              4,723                (66)
Recorded impairments on debt securities                                   (11,894)                 -            (11,894)
Premiums and discounts                                                     13,715             26,927            (13,212)
Unrealized gain/loss                                                        2,577                  _              2,577
Accrued interest and other                                                 12,822              7,703              5,119
Allowance for loan losses                                                 (39,688)                -             (39,688)
-----------------------------------------------------------------------------------------------------------------------------
Balance per consolidated financial statements                       $   1,965,506      $   1,852,882       $    112,624
-----------------------------------------------------------------------------------------------------------------------------


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

-----------------------------------------------------------------------------------------------------------------------------
                                             Fair Value Assumptions                                 ($ in thousands)
                     ------------------------------------------------------------------------
                                                                                                                 Cash flows
   Collateralized       Weighted-average                            Projected cash flow      Fair value of      received in
    Bond Series        prepayment speeds          Losses              termination date            net            2003, net
                                                                                             investment (1)         (2)
-----------------------------------------------------------------------------------------------------------------------------
MERIT Series 11A       35%-40% CPR on SF    3.2% annually on    Anticipated final maturity     $    30,870        $   8,158
                       securities; 8% CPR   MH securities       in 2025
                        on MH securities

MERIT Series 12-1            8% CPR         3.4% annually on    Anticipated final maturity           1,912              638
                                            MH Loans            in 2027

MERIT Series 13             10% CPR         4.0% annually       Anticipated final maturity           1,241              723
                                                                in 2026

SASCO 2002-9                30% CPR         0.20% annually      Anticipated call date in            26,609            7,573
                                                                2005

MCA One Series 1              (3)           0.8% annually       Anticipated final maturity           2,470              233
                                                                in 2018

CCA One Series 2              (4)           0.80% annually      Anticipated call date in            10,661              861
                                            beginning in 2004   2012

CCA One Series 3              (4)           Losses of $4,000    Anticipated call date in            17,305            1,194
                                            in 2003, 1.2%       2009
                                            annually beginning
                                            in 2004
-----------------------------------------------------------------------------------------------------------------------------
                                                                                               $    91,068        $  19,380
-----------------------------------------------------------------------------------------------------------------------------

(1) Calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows were based on the forward LIBOR curve as of June 30, 2003, and incorporate the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above. Cash flows received by the Company during the six months ended June 30, 2003, equal to the excess of the cash flows received on the collateral pledged, over the cash flow requirements of the collateralized bond security

(2)  Computed at 0% CPR until maturity

(3)  Computed at 0% CPR until the respective call date

The above tables illustrate the Company's estimated fair value of its net investment in certain collateralized bond securities. In its consolidated financial statements, the Company carries its investments at amortized cost, except for its investment in MERIT Series 11, which it carries at estimated fair value. Including the recorded allowance for loan losses of $39.7 million, the Company's net investment in collateralized bond securities is approximately $112.6 million. This amount compares to an estimated fair value, utilizing a discount rate of 16%, of approximately $91.1 million, as set forth in the table above. The difference between the $112.6 million in net investment as included in the consolidated financial statements and the $91.1 million of estimated fair value, is due to the differences between the estimated fair value of such net investment and amortized cost.

The following table compares the fair value of these investments at various discount rates, but otherwise using the same assumptions as set forth for the two immediately preceding tables:

-----------------------------------------------------------------------------------------------------------------------------
                                                Fair Value of Net Investment
-----------------------------------------------------------------------------------------------------------------------------
Collateralized Bond Series                    12%                   16%                   20%                   25%
-----------------------------------------------------------------------------------------------------------------------------

MERIT Series 11A                          $    34,370           $    30,870           $    28,170           $    25,531
MERIT Series 12-1                               1,789                 1,912                 1,960                 1,956
MERIT Series 13                                   997                 1,241                 1,393                 1,498
SASCO 2002-9                                   27,719                26,609                25,562                24,335
MCA One Series 1                                3,086                 2,470                 2,014                 1,600
CCA One Series 2                               13,263                10,661                 8,742                 7,011
CCA One Series 3                               20,588                17,305                14,643                12,004
-----------------------------------------------------------------------------------------------------------------------------
                                          $   101,812           $    91,068           $    82,484           $    73,935
-----------------------------------------------------------------------------------------------------------------------------


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

Collateralized Bonds. Dynex, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of collateralized bonds to fund the majority of its investment portfolio. The obligations under the collateralized bonds are payable solely from the collateral for collateralized bonds and are otherwise non-recourse to Dynex. Collateral for collateralized bonds is not subject to margin calls. The maturity of each class of collateralized bonds is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At June 30, 2003, Dynex had $1.9 billion of collateralized bonds outstanding. Approximately $1.2 billion of the collateralized bonds carry a fixed rate of interest, and approximately $0.6 billion carries a rate of interest, which adjusts monthly based on One-Month LIBOR.

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

         (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could materially affect, or are reasonably likely to materially affect the Company's internal controls during the most recent quarter and subsequent to June 30, 2003, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. No hearing date has been set for the issues remanded back to the lower trial court. In August 2003, the Pennsylvania legislature signed a bill amending and clarifying certain provisions of the Pennsylvania statute governing GLS' right to the collection of certain interest, costs and expenses. The bill is expected to be signed into law. If enacted into law, the law will be retroactive to 1996, and amends and clarifies that as to items (ii)-(iv) noted above by the Supreme Court, that GLS can charge a full month's interest on a partial month's delinquency, that GLS can charge the taxpayer for legal fees, and that GLS can charge certain fees and costs to the taxpayer at redemption.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 30, 2003, the Annual Meeting of shareholders was held to elect the members of the Board of Directors and to approve the continuation of Deloitte and Touche LLP as the auditor for the Company. The following table summarizes the results of those votes.

------------------------------------ ---------------- ---------------- ---------------- ---------------- -----------------------
Director                                   For            Against         Withheld        Abstentions       Broker Non-Votes
------------------------------------ ---------------- ---------------- ---------------- ---------------- -----------------------
                                                      Common Share Votes
Thomas B. Akin                         10,190,624            -             148,692             -                   -
J. Sidney Davenport                    10,188,076            -             151,240             -                   -
Thomas H. Potts                         9,530,949            -             808,367             -                   -
Donald B. Vaden                        10,174,888            -             164,428             -                   -
Eric P. VonderPorten                   10,212,330            -             126,986             -                   -
Deloitte & Touche LLP                  10,228,750         67,667              -             42,899                 -
------------------------------------ ---------------- ---------------- ---------------- ---------------- -----------------------
                                                     Preferred Share Votes
Leon A. Feldman                         1,576,294            -             200,977             -                   -
Barry Igdaloff                          1,762,006            -             15,265              -                   -
------------------------------------ ---------------- ---------------- ---------------- ---------------- -----------------------

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

                                        DYNEX CAPITAL, INC.



Dated:  December 24, 2003               By:  /s/ Stephen J. Benedetti
                                             -----------------------------------
                                             Stephen J. Benedetti
                                             Executive Vice President
                                             (authorized officer of registrant,
                                              principal accounting officer)

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




Date: December 24, 2003                      /s/  Stephen J. Benedetti
                                             -----------------------------------
                                             Stephen J. Benedetti
                                             Principal Executive Officer

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




Date: December 24, 2003                     /s/  Stephen J. Benedetti
                                            ------------------------------------
                                            Stephen J. Benedetti
                                            Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Dynex Capital, Inc. (the "Company") on Form 10-Q/A for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen J. Benedetti, the Principal Executive Officer and the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



December 24, 2003                           /s/ Stephen J. Benedetti
                                            ---------------------------------
                                            Stephen J. Benedetti
                                            Principal Executive Officer
                                            Chief Financial Officer