Form 10-K
period 2003-12-31
DYNEX CAPITAL INC
filed 2004-03-25
CIK 826675

1


================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)
     |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE   ACT  OF  1934
                   For the fiscal year ended December 31, 2003
                                       OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      |X|      No       |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes      |_|      No       |X|

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $64,808,462 at a closing price on The New York Stock Exchange of $5.96. Common stock outstanding as of February 29, 2004 was 10,873,903 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 2003, are incorporated by reference into
Part III.

================================================================================

                                      (xi)
                                        i
                               DYNEX CAPITAL, INC.
                          2003 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                                                           Page
                                                                                                          Number

PART I.

         Item 1.  Business.....................................................................................1
         Item 2.  Properties..................................................................................11
         Item 3.  Legal Proceedings...........................................................................11
         Item 4.  Submission of Matters to a Vote of Security Holders.........................................12


PART II.

         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.......................12
         Item 6.  Selected Financial Data.....................................................................13
         Item 7.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................................................13
         Item 7A. Quantitative and Qualitative Disclosures about Market Risk..................................28
         Item 8.  Financial Statements and Supplementary Data.................................................29
         Item 9.  Changes In and Disagreements with Accountants on Accounting and
                  Financial Disclosure........................................................................29
         Item 9A. Controls and Procedures.....................................................................30


PART III.

         Item 10. Directors and Executive Officers of the Registrant..........................................30
         Item 11. Executive Compensation......................................................................30
         Item 12. Security Ownership of Certain Beneficial Owners and Management..............................31
         Item 13. Certain Relationships and Related Transactions..............................................31
         Item 14. Principal Accountant Fees and Services......................................................31


PART IV.

         Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................31

SIGNATURES        ............................................................................................34


                                     PART I


Item 1.  Business


                                     GENERAL


         Dynex Capital, Inc. was incorporated in the Commonwealth of Virginia in 1987. References to "Dynex", or "the Company" contained herein refer to Dynex Capital, Inc. together with its qualified real estate investment trust (REIT) subsidiaries and taxable REIT subsidiary. Dynex is a financial services company, which invests in loans and securities consisting of, or secured by, principally single family mortgage loans, commercial mortgage loans, manufactured housing installment loans and delinquent property tax receivables. The loans and securities in which the Company invests have generally been pooled and pledged (i.e. securitized) as collateral for non-recourse securitization financing, which provides long-term financing for such loans while limiting credit, interest rate and liquidity risk. This securitization financing consists of bonds issued pursuant to an indenture. The Company has elected to be treated as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended, and, as such, must distribute substantially all of its taxable income to shareholders. Provided that the Company meets all of the prescribed Internal Revenue Code requirements for a REIT, the Company will generally not be subject to federal income tax.

         As a result of financial difficulties encountered by the Company since 2000, the Company's business operations have been essentially limited to the management of its investment portfolio and the active collection of its portfolio of delinquent property tax receivables. The Company's focus has been on conserving capital and maximizing cash flow from its investment portfolio. Cash flow from the investment portfolio generally results from the excess interest income received on these investments less interest expense on securitization financing and other borrowings financing the investments. Given the absolute level of interest rates, which, since mid-2001, have been at or near historic lows, and given the favorable spread between medium and long-term interest rates versus short-term interest rates (on which the Company's financing costs are generally based), cash flows from the investment portfolio for 2002 and 2003 have been robust. The cash flows from the investment portfolio have enabled the Company to repay its recourse obligations, and to provide liquidity to its preferred shareholders in the form of multiple tender offers.

         Despite the prospects for increasing short-term interest rates, the Company's investment portfolio is expected to continue to generate reasonable levels of cash flow into 2004, and the Company has been evaluating alternative uses for this cash flow in an effort to improve shareholder value, including alternatives with respect to the Company's preferred stock outstanding. To that end, in January 2004, the Company announced its intention to initiate a recapitalization of the Company through an offer to its preferred shareholders to exchange outstanding shares of Series A preferred stock, Series B preferred stock, and Series C preferred stock for Senior Notes due March 2007, and to convert the remaining shares of Series A preferred stock, Series B preferred stock, and Series C preferred stock into a new Series D preferred stock. The recapitalization plan will require the approval of two-thirds of the outstanding shares of each Series of preferred stock, by Series, and the approval of a majority of the common shareholders. The board of directors has determined that the recapitalization, including the Note Offer, is fair to Dynex Capital's unaffiliated Preferred Stockholders of each series and unaffiliated Common
Stockholders from both a substantive and procedural point of view, and is advisable and in the best interests of the Company and all of its stockholders. The Company has filed a preliminary Schedule TO in connection with the exchange offer and preliminary proxy statements for the solicitation of votes from the holders of the preferred stock and the holders of the common stock. The anticipated closing date for the recapitalization is April 2004 assuming the shareholders approve the transaction.

         The recapitalization plan should utilize very little of the Company's free cash flow, enabling the Company, once the recapitalization plan is approved and implemented, the flexibility to engage in an evaluation of possible strategic investment alternatives for the Company. The Company also believes that successful completion of the recapitalization plan will be instrumental in its ability to attract additional debt capital in the near-term and equity capital in the future. While failure to complete the recapitalization plan as scheduled would not cause undue harm to the Company, the pursuance of any strategic investment alternatives would likely be delayed pending the settlement of dividend arrearages on the Company's preferred stock. The Company has in excess of $124 million of net operating loss carryforwards and is seeking ways to utilize such carryforwards or otherwise extract value from them. Given the availability of tax net operating loss carryforwards, the Company could forego its REIT status in connection with the introduction of a new business plan, if such business plan included activities not traditionally associated with REITs, or that are prohibited or otherwise restricted for REITs.

Business Focus and Strategy

         The Company's primary business focus is managing its investment portfolio to maximize its earnings and cash flow. The Company acts in certain instances as both a primary and master servicer on assets included in its investment portfolio. The Company's principal source of earnings and cash flow has historically been its net interest income from its investment portfolio. The Company has generally financed investments in its portfolio through the issuance of non-recourse securitization financing, which in turn are secured by a pledge of loans and securities (such pledged loans and securities hereinafter referred to as securitized finance receivables). Commensurate with this desire to conserve capital, the Company's investment portfolio has been declining in recent years as the result of sales and pay-downs. In December 2003, the Company called approximately $28 million of seasoned single-family mortgage-backed securities, and financed the call of such securities with a combination of available cash and repurchase agreement financing. The repurchase agreement financing was the first collateralized, recourse financing for the Company since 2000.

         The Company funds its investment portfolio primarily through non-recourse securitization financing, repurchase agreement borrowings and funds raised from the issuance of equity. For the portion of the investment portfolio funded with securitization financing or other borrowings, the Company generates net interest income to the extent that there is a positive spread between the yield on the interest-earning assets and the cost of the borrowed funds. The cost of the Company's borrowings may be increased or decreased by interest rate swap, cap or floor agreements. For the other portion of the investment portfolio funded with equity, interest income is primarily a function of the yield generated from the interest-earning asset.

         The Company owns the right to redeem, generally by class, the securitization financing on its balance sheet once the outstanding balance of such securitization financing reaches 35% or less of the original amount issued, or a specified date. Generally interest rates on the bonds issued in the securitization financing increase by 0.30%-2.00% if the bonds are not redeemed by the Company. The Company will evaluate the benefit of calling such bonds at the time they are redeemable. An estimated $200 million of securitization financing will be redeemable in March 2004 and an estimated $230 million will be redeemable in August 2004. These non-recourse securitization financings are collateralized by manufactured housing loans, and certain of the bonds may have interest rates which exceed current market rates. The Company has the right to call such bonds by class and is contemplating calling these bonds and reissuing them at the lower current market rates. In March 2004, the Company agreed to redeem the highest rated bonds in the series redeemable in March 2004, and reissue the bonds at an estimated $7.3 million premium to the Company.

         During 2003, the Company called seven adjustable-rate and fixed-rate mortgage pass-through securities previously issued and sold by the Company, with an aggregate balance of approximately $86.7 million, five of which were sold at a gain of $2.2 million. The remaining securities aggregating approximately $32.1 million were added to the Company's investment portfolio.

         Primary Servicing. The Company services as primary servicer of its portfolio of delinquent property tax receivables and a small amount of remaining commercial mortgage loans which have not been securitized. The Company also retains an interest in the servicing of approximately $53 million of securitized single-family mortgage loans, which are being sub-serviced by a former subsidiary of the Company. As a result of retaining this interest in the servicing, the Company is obligated to advance scheduled principal and interest on delinquent loans in accordance with the underlying loan servicing agreements.

         The Company's delinquent property tax receivable servicing operation resides in Pittsburgh, Pennsylvania, with a satellite office in Cleveland, Ohio. The Company's responsibilities as servicer include collecting voluntary payments from property owners, and if collection efforts fail, foreclosing, stabilizing and selling the underlying properties. As of December 31, 2003, the Company was servicing delinquent property tax receivables with an aggregate redemptive value of approximately $104 million of delinquent property tax receivables in six states, but with the majority in Pennsylvania and Ohio. In 2003, the Company entered into an agreement to service more than $7.5 million of liens on real estate for a regional utility in Pennsylvania. The Company will be compensated based on the results of its collection efforts. Given the existing infrastructure now in place to service the Company's investment in property tax receivables, the incremental cost to service these liens is marginal. The Company will seek to gain other third-party servicing contracts in the future.

         Master Servicing. The Company performs the function of master servicer for certain of the series of securitization financing bond securities which it has issued, and certain loans which have not been securitized. The master servicer's function typically includes monitoring and reconciling the loan payments remitted by the servicers of the loans, determining the payments due on the securities and determining that the funds are correctly sent to a trustee or investors for each series of securities. Master servicing responsibilities also include monitoring the servicers' compliance with servicing guidelines. As master servicer, at December 31, 2003, the Company monitored the performance of four third-party servicers of single family loans; the servicer one of the series of the Company's securitized commercial mortgage loans, and the servicer of the Company's manufactured housing loans. In its capacity as master servicer, the Company is obligated to advance scheduled principal and interest on delinquent loans in accordance with the underlying servicing agreements should the primary servicer fail to make such advance.

         As master servicer, the Company is paid a monthly fee based on the outstanding principal balance of each such loan master serviced or serviced by the Company as of the last day of each month. As of December 31, 2003, the Company master serviced $788 million in securities.

         Securitization. The Company's predominate securitization structure is non-recourse securitization financing, whereby loans and securities are pledged to a trust and the trust issues bonds pursuant to an indenture. Generally, for accounting and tax purposes, the loans and securities financed through the issuance of bonds in the securitization financing are treated as assets (securitized finance receivables) of the Company, and the non-recourse securitization financing is treated as debt of the Company. The Company earns the net interest spread between the interest income on the securitized finance receivables and the interest and other expenses associated with the securitization financing. The net interest spread is directly impacted by the credit performance of the underlying loans and securities, by the level of prepayments of the underlying loans and securities and, to the extent bond classes are variable-rate, may be affected by changes in short-term rates. The Company's investment in the securitization financing structure is typically referred to as the over-collateralization. The Company analyzes and values its investment in securitization financing on a "net investment basis" (i.e., the excess of the securitized finance receivable collateral pledged over the outstanding securitization financing, and the resulting net cash flow to the Company), as further discussed below.

Investment Portfolio

         Composition. The following table presents the balance sheet composition of the investment portfolio by investment type and the percentage of the total investments as of December 31, 2003 and 2002. Securitized finance receivables include loans which are carried at amortized cost, and debt securities, which are considered available-for-sale pursuant to the provisions of SFAS No. 115 and are carried at fair value. Other investments include a security backed by delinquent tax receivables, which is classified as held-to-maturity pursuant to the provisions of SFAS No. 115, and is carried at amortized cost. Other investments also include unsecuritized delinquent tax receivables which are carried at amortized cost. Securities consist of mortgage-related debt securities are considered available-for-sale and are carried at fair value. Securities also include a security backed by consumer installment loans, which is also classified as held-to-maturity pursuant to the provisions of SFAS No. 115, and is carried at amortized cost. Loans are carried at amortized cost.

------------------------------------ ------------------------------------------------------------------------
                                                               As of December 31,
                                                    2003                                 2002
                                     ------------------------------------ -----------------------------------
(amounts in thousands)                   Balance          % of Total          Balance          % of Total
------------------------------------ ----------------- ------------------ ----------------- -----------------
Investments:
  Securitized finance receivables:
    Loans (at amortized cost, net)      $1,518,613           82.1%           $1,787,254            81.8%
    Debt securities (at fair value)        255,580           13.8%              328,674            15.0%

  Other investments                         37,903            2.1                54,322             2.5
  Securities                                30,275            1.6                 6,208             0.3
  Other loans                                8,304            0.4                 9,288             0.4
------------------------------------ ----------------- ------------------ ----------------- -----------------
         Total investments              $1,850,675          100.0%           $2,185,746           100.0%
------------------------------------ ----------------- ------------------ ----------------- -----------------

         Securitized finance receivables. Securitized finance receivables include loans and securities, consisting of, or secured by, adjustable-rate and fixed-rate mortgage loans secured by first liens on single family housing, fixed-rate loans secured by first liens on multifamily and commercial properties, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. Securitized finance receivables have been pledged to support the repayment of associated non-recourse securitization financing outstanding. Non-recourse securitization financing is non-recourse to the Company in that the financing is repaid solely from the cash flow from the securitized finance receivables. Should the cash flow from the securitized finance receivables be insufficient to repay the non-recourse securitization financing, the Company is not obligated to fund the shortfall. The Company's exposure to credit risk on securitized finance receivables is limited to the difference between the securitized finance receivables and the non-recourse securitization financing, as more fully described below. The Company's return on its net investment in securitized finance receivables is affected primarily by changes in interest rates, prepayment rates and credit losses on the underlying loans. By virtue of its net investment, the Company generally retains the net interest margin cashflow generated by the non-recourse securitization financing structure.

         Other investments. Other investments include a security backed by delinquent tax receivables, which is classified as held-to-maturity pursuant to the provisions of SFAS No. 115, and is carried at amortized cost. Other investments also include unsecuritized delinquent tax receivables, which are carried at amortized cost, and real estate owned resulting from the foreclosure of delinquent property tax receivables. During 2003, the Company collected an aggregate $12.3 million on its delinquent property tax receivables, with collections of $6.6 million relating to delinquent property tax receivables located in Allegheny County, Pennsylvania, $5.3 million relating to delinquent property tax receivables located in Cuyahoga County, Ohio, and $0.4 million relating to various other jurisdictions. All cash payments are applied to reduce principal, and the Company continually evaluates the carrying value of the security for other-than-temporary impairment. The Company recorded other-than-temporary impairments on the security backed by delinquent property tax receivables of $7.3 million during 2003 due to lower projected cash flows on the security and $3.0 million on related real estate owned due to reduced sales expectations.

         Securities. Securities at December 31, 2003 include fixed-rate securities, which includes fixed-rate mortgage securities consisting of mortgage-related debt securities that have a fixed-rate of interest over their remaining life and asset-backed securities collateralized by consumer installment loans, and other mortgage-related securities. Other mortgage-related securities consist primarily of interest-only securities ("I/Os"). An I/O is a class of non-recourse securitization financing or a mortgage pass-through security that pays to the holder substantially all interest. The yields on the above referenced securities are affected primarily by changes in prepayment rates and by changes in short-term interest rates.

         Other loans. As of December 31, 2003, other loans consist principally of single-family mortgage loans, both current and delinquent, mezzanine loans secured by healthcare properties, and participations in first mortgage loans secured by multifamily and commercial mortgage properties.

Investment Portfolio Risks

         The Company is exposed to several types of risks inherent in its investment portfolio. These risks include credit risk (inherent in the loan and/or security structure), prepayment/interest rate risk (inherent in the underlying loan) and margin call risk (inherent in the security if it is used as collateral for recourse borrowings).

         Credit Risk. The predominant risk to the Company is credit risk. Credit risk is the risk of loss to the Company from the failure by a borrower (or the proceeds from the liquidation of the underlying collateral) to fully repay the principal balance and interest due on a loan or a security. A borrower's ability to repay, or the value of the underlying collateral, could be negatively influenced by economic and market conditions. These conditions could be global, national, regional or local in nature. Upon securitization of the pool of loans or securities backed by loans, the credit risk retained by the Company is generally limited to the excess of the principal balance of the securitized finance receivables pledged over the corresponding securitization financing sold. The Company refers to this excess as the "principal balance of net investment" or "over-collateralization" and/or subordinated securities that it may retain from a securitization. For securitized pools of loans, the Company provides for reserves for expected losses based on the current performance of the respective pool or on an individual loan basis. If losses are experienced more rapidly due to market conditions than the Company has provided for in its reserves, the Company may be required to provide for additional reserves for these losses. For debt securities pledged as securitized finance receivables, the Company recognizes losses when incurred or when such security is deemed to be impaired on an other-than-temporary basis.

         The Company evaluates and monitors its exposure to credit losses and has established reserves and discounts for probable credit losses based upon anticipated future losses on the loans and securities, general economic conditions and historical trends in the portfolio. For loans and securities pledged as securitized finance receivables, the Company considers its credit exposure to include over-collateralization as defined above. The Company has also retained subordinated securities from other securitizations. As of December 31, 2003, the Company's credit risk as to over-collateralization, and subordinated securities retained was $144.8 million. The Company has reserves and discounts of $80.1 million relative to this credit exposure. The Company also has credit risk on the entire amount of investments that are not securitized, or are securitized and the Company retained the entire security issued. Such investments include loans and delinquent property tax receivables (both securitized and unsecuritized) of $8.3 million and $37.9 million, respectively, at December 31, 2003. Delinquent property tax receivables are carried at amortized cost, and all amounts collected on these receivables are applied against the carrying value of these receivables.

         The Company also has various other forms of credit enhancement which, based upon the performance of the underlying loans and securities, may provide additional protection against losses. These other forms of credit enhancement pertain principally to securitization financing structures. Specifically, as of December 31, 2003, two separate pools totaling $163.0 million and $135.2 million of commercial mortgage loans, respectively, are subject to guarantees of $14.3 million and $14.4 million on those deals, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; $168 million of the single family mortgage loans in various pools are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 75% on such policies before the Company would incur losses; and $52.4 million of the single family mortgage loans are subject to various loss reimbursement agreements totaling $27.5 million with a remaining aggregate deductible of approximately $0.9 million.

         Prepayment/Interest Rate Risk. The interest rate environment may also impact the Company. For example, in a rising rate environment, the Company's net interest margin may be reduced, as the interest cost for its funding sources could increase more rapidly than the interest earned on the associated asset financed. The Company's floating-rate funding sources are substantially based on the one-month London InterBank Offered Rate ("LIBOR") and re-price at least monthly, while the associated assets are principally six-month LIBOR or one-year Constant Maturity Treasury ("CMT") based and generally re-price every six to twelve months. Additionally, the Company has approximately $209 million of fixed-rate assets financed with floating-rate non-recourse securitization liabilities. In a declining rate environment, net interest margin may be enhanced for the opposite reason. In a period of declining interest rates, however, loans and securities in the investment portfolio will generally prepay more rapidly (to the extent that such loans are not prohibited from prepayment), which may result in additional amortization of asset premium. In a flat yield curve environment (i.e., when the spread between the yield on the one-year Treasury security and the yield on the ten-year Treasury security is less than 1.0%), single-family adjustable rate mortgage ("ARM") loans and securities tend to rapidly prepay, causing additional amortization of asset premium. In addition, the spread between the Company's funding costs and asset yields would most likely compress, causing a further reduction in the Company's net interest margin. Lastly, the Company's investment portfolio may shrink, or proceeds returned from prepaid assets may be invested in lower yielding assets. The severity of the impact of a flat yield curve to the Company would depend on the length of time the yield curve remained flat. The Company uses derivative financial instruments to manage its interest rate risk arising from the changes in variable versus fixed interest rates.

Non-GAAP  Information  on   Securitized  Finance  Receivables  and  Non-Recourse
Securitization Financing

         As previously discussed, the Company finances its securitized finance receivables through the issuance of non-recourse securitization financing. The Company presents in its consolidated financial statements the securitized finance receivables as assets, and the associated securitization financing as a liability. Because the securitization financing is recourse only to the finance receivables pledged, and is therefore not a general obligation of the Company, the risk to the Company on its investment in securitized finance receivables is limited to its net investment (i.e., the excess of the finance receivables pledged over the non-recourse securitization financing). This excess is often referred to as overcollateralization. The purpose of the information presented in this section is to present the securitized finance receivables on a net investment basis, and to provide estimated fair value information using various assumptions on such net investment. In the tables below, the "principal balance of net investment" in securitized finance receivables represents the excess of the principal balance of the collateral pledged over the outstanding balance of the associated non-recourse securitization financing owned by third parties. The "amortized cost basis of net investment" is principal balance of net investment plus or minus premiums and discounts and related costs. The Company generally has sold the investment grade classes of the securitization financing to third parties, and has retained the portion of the securitization financing that is below investment grade. The Company estimates the fair value of its net investment in securitized finance receivables as the present value of the projected cash flow from the collateral, adjusted for the impact of and assumed level of future prepayments and credit losses, less the projected principal and interest due on the bonds owned by third parties. The Company master services four of the securitization financings. Structured Asset Securitization Corporation (SASCO) Series 2002-9 and CCA One Series 2 and Series 3 are master-serviced by other parties. Monthly payment reports for those securities master-serviced by the Company may be found on the Company's website at www.dynexcapital.com.

         Below is a summary as of December 31, 2003, by each series of the Company's net investment in securitized finance receivables where the fair value exceeds $0.5 million. The following tables show the Company's net investment in each of the securities presented below on both a principal balance and amortized cost basis, as those terms are defined above. The accompanying consolidated financial statements of the Company present the securitized finance receivables as an asset, and presents the associated securitization financing bond obligation as a non-recourse liability. In addition, the Company carries only its investment in MERIT Series 11 at fair value. As a result, the table below is not meant to present the Company's investment in securitized finance receivables or the non-recourse securitization financing in accordance with generally accepted accounting principles applicable to the Company's transactions. See below for a reconciliation of the amounts included in the table to the Company's consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------
  (amounts in thousands)
                                                              Principal       Principal        Principal       Amortized
                                                               Balance        Balance of        Balance        Cost Basis
                                                                 Of             Bonds             Of               Of
 Securitization Financing                                    Collateral     Outstanding to        Net             Net
        Series (1)                 Collateral Type             Pledged      Third Parties     Investment       Investment
-----------------------------------------------------------------------------------------------------------------------------

MERIT Series 11             Securities backed by             $     261,942   $     227,760    $      34,182   $      25,025
                            single-family mortgage and
                            manufactured housing loans

MERIT Series 12             Manufactured housing loans             223,799         204,491           19,308          15,574

MERIT Series 13             Manufactured housing loans             267,431         242,443           24,988          18,766

SASCO 2002-9                Single family mortgage loans           317,631         308,621            9,010          15,327

MCA Series 1                Commercial mortgage loans               79,815          75,096            4,719             139

CCA One Series 2            Commercial mortgage loans              288,930         266,827           22,103           9,559

CCA One Series 3            Commercial mortgage loans              389,399         348,453           40,946          53,060
-----------------------------------------------------------------------------------------------------------------------------

                                                             $   1,828,947   $   1,673,691    $     155,256   $     137,450
-----------------------------------------------------------------------------------------------------------------------------

(1) MERIT stands for MERIT Securities Corporation; MCA stands for Multifamily Capital Access One, Inc. (now known as Commercial Capital Access One, Inc.); and CCA stands for Commercial Capital Access One, Inc. Each such entity is a wholly owned limited purpose subsidiary of the Company. SASCO stands for Structured Asset Securitization Corporation.

         The following table reconciles the balances presented in the table above with the amounts included for securitized finance receivables and securitization financing in the accompanying consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                               Securitized
                                                                                        Non-recourse
                                                                                       Securitization           Net
                                                                 Finance Receivables      Financing          Investment
----------------------------------------------------------------------------------------------------------------------------

Principal balances per the above table                             $   1,828,947       $   1,673,691       $    155,256
Principal balance of security excluded from above table                    3,829               3,876                (47)
Recorded impairments on debt securities                                  (12,456)                  -            (12,456)
Premiums and discounts                                                   (14,631)             (5,150)            (9,481)
Unrealized gain                                                              118                   -                118
Accrued interest and other                                                11,750               7,413              4,337
Allowance for loan losses                                                (43,364)                 -             (43,364)
----------------------------------------------------------------------------------------------------------------------------
Balance per consolidated financial statements                      $   1,774,193       $   1,679,830       $     94,363
----------------------------------------------------------------------------------------------------------------------------

         The following table summarizes the fair value of the Company's net investment in securitized finance receivables, the various assumptions made in estimating value, and the cash flow received from such net investment during 2003. As the Company does not present its investment in securitized finance receivables on a net investment basis and carries only its investment in MERIT Series 11 at fair value, the table below is not meant to present the Company's investment in securitized finance receivables or securitization financing in accordance with generally accepted accounting principles applicable to the Company's transactions.

----------------------------------------------------------------------------------------------------------------------------
                                         Fair Value Assumptions                                ($ in thousands)
                       -----------------------------------------------------------------------------------------------------


   Securitization      Weighted-average                          Projected cash     Fair value of net       Cash flows
  Financing Series     prepayment speeds         Losses         flow termination      investment (1)     received in 2003,
                                                                      date                                    net (2)
----------------------------------------------------------------------------------------------------------------------------

MERIT Series 11         35%-40% CPR on    3.0% annually on MH  Anticipated final      $      25,030        $      15,419
                         Single-Family    loans                maturity in 2025
                        securities; 10%
                            CPR on
                         Manufactured
                      Housing securities

MERIT Series 12             9% CPR        3.1% annually on MH  Anticipated final              8,543                1,152
                                          loans                maturity in 2027

MERIT Series 13             9% CPR        3.5% annually        Anticipated final              1,168                1,285
                                                               maturity in 2026

SASCO 2002-9                30% CPR       0.2% annually        Anticipated call              20,130               15,327
                                  date in 2005

MCA One Series 1              (3)         0.80% annually       Anticipated final              2,748                  596
                                          beginning in 2004    maturity in 2018

CCA One Series 2              (4)         0.80% annually       Anticipated call              10,725                1,721
                                          beginning in 2004    date in 2012

CCA One Series 3              (4)         1.20% annually       Anticipated call              17,813                1,825
                                          beginning in 2004    date in 2009
----------------------------------------------------------------------------------------------------------------------------
                                                                                      $      86,157        $      37,325
----------------------------------------------------------------------------------------------------------------------------

(1) Calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows were based on the forward LIBOR curve as of December 31, 2003, and incorporates the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.
(2) Cash flows received by the Company during the year, equal to the excess of the cash flows received on the collateral pledged, over the cash flow requirements of the securitization financing bond security
(3) Computed at 0% CPR through June 2008 due to prepayment lockouts and yield maintenance provisions (4) Computed at 0% CPR until the respective call date due to prepayment lockouts and yield maintenance provisions

The above tables illustrate the Company's estimated fair value of its net investment in securitized finance receivables. In its consolidated financial statements, the Company carries its investments at amortized cost, except for its investment in MERIT Series 11, which it carries at estimated fair value. The fair value of net investment for Merit Series 12 in the above table includes $7.3 million in proceeds which the Company will receive in April 2004 from the redemption of the two most senior classes of bonds and the resale of such bonds to a third-party. Beginning in March 2004, the Company has the option to redeem the outstanding bonds of Merit Series 12, in whole or in part, by class, at their current principal balance outstanding. Merit Series 13, which is secured by similar collateral, is redeemable beginning in August 2004. However, as the Company has not determined whether it will redeem any classes from Series 13, and has not obtained an independent valuation of the optional redemption provision for Series 13, no value for such provision is included in the above table. Inclusive of recorded allowance for losses aggregating $43.4 million, the Company's net investment in securitized finance receivables as reported in its consolidated financial statements is approximately $94.4 million. This amount compares to an estimated fair value, utilizing a discount rate of 16%, of approximately $86.2 million, as set forth in the table above. The difference between the $94.4 million in net investment as included in the consolidated financial statements and the $86.2 million of estimated fair value, is due to the differences between the estimated fair value of such net investment and amortized cost.

         The following table compares the fair value of these investments at various discount rates, but otherwise using the same assumptions as set forth for the two immediately preceding tables:

--------------------------------------------------------------------------------
                          Fair Value of Net Investment
--------------------------------------------------------------------------------
  Securitization           12%            16%              20%            25%
  Financing Bond
     Series
------------------- -------------- ---------------- --------------- ------------
MERIT Series 11A     $    27,950    $    25,030      $    22,787     $    20,609
MERIT Series 12-1          8,573          8,543            8,470           8,342
MERIT Series 13            1,039          1,168            1,241           1,285
SASCO 2002-9              20,791         20,130           19,495          18,738
MCA One Series 1           3,424          2,748            2,243           1,781
CCA One Series 2          13,255         10,725            8,830           7,096
CCA One Series 3          21,060         17,813           15,134          12,427
------------------- -------------- ---------------- --------------- ------------
                     $    96,092    $    86,157      $    78,200     $    70,278
------------------- -------------- ---------------- --------------- ------------


                        FEDERAL INCOME TAX CONSIDERATIONS

General

         The Company believes it has complied with the requirements for qualification as a REIT under the Internal Revenue Code (the "Code"). As such, the Company believes that it qualifies as a REIT for federal income tax purposes, and it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders. The Company uses the calendar year for both tax and financial reporting purposes. There may be differences between taxable income and income computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. The Company's estimated taxable income for 2003, excluding net operating losses carried forward from prior years, was $10.8 million, comprised entirely of ordinary income. Such amounts were fully offset by tax loss carry-forwards of a similar amount. The Company currently has tax operating loss carry-forwards of approximately $124 million. Included in the $10.8 million in ordinary income is excess inclusion income of $1.0 million which is required to be distributed by the Company by the time the Company files its consolidated income tax return in order to maintain its REIT status. The Company intends to make such distribution in accordance with the prescribed requirements. Substantially all of the $124 million in net operating loss carry-forwards expire in 2014 and 2015, and $27 million of capital loss carry-forwards expire in 2004.

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

         Failure to satisfy certain Code requirements could cause the Company to lose its status as a REIT. If the Company failed to qualify as a REIT for any taxable year, it would be subject to federal income tax (including any applicable alternative minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders. The Company could utilize loss carry-forwards to offset any taxable income. In addition, given the size of its tax loss carry-forwards, the Company could pursue a business plan in the future whereby the Company would voluntarily forego its REIT status. If the Company lost its status as REIT, the Company could not elect REIT status again for five years.

         In December 1999, with an effective date of January 1, 2001, Congress signed into law several changes to the provisions of the Code relating to REITs. The most significant of these changes relates to the reduction of the distribution requirement from 95% to 90% of taxable income and to the ability of REITs to own a 100% interest in taxable REIT subsidiaries. The Company had one taxable REIT subsidiary at December 31, 2003.

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

Taxation of Distributions by the Company

         By the Company maintaining its status as a REIT, any distributions that are properly designated as "capital gain dividends" will generally be taxed to shareholders as long-term capital gains, regardless of how long a shareholder has owned his shares. Any other distributions out of the Company's current or accumulated earnings and profits will be dividends taxable as ordinary income. Distributions in excess of the Company's current or accumulated earnings and profits will be treated as tax-free returns of capital, to the extent of the shareholder's basis in his shares and, as gain from the disposition of shares, to the extent they exceed such basis. Shareholders may not include on their own tax returns any of the Company's ordinary or capital losses. Distributions to shareholders attributable to "excess inclusion income"' of the Company will be characterized as excess inclusion income in the hands of the shareholders. Excess inclusion income can arise from the Company's holdings of residual interests in real estate mortgage investment conduits and in certain other types of mortgage-backed security structures created after 1991. Excess inclusion income constitutes unrelated business taxable income ("UBTI") for tax-exempt entities (including employee benefit plans and individual retirement accounts) and it may not be offset by current deductions or net operating loss carryovers. In the event that the Company's excess inclusion income is greater than its taxable income, the Company's distribution requirement would be based on the Company's excess inclusion income. Dividends paid by the Company to organizations that generally are exempt from federal income tax under Section 501(a) of the Code should not be taxable to them as UBTI except to the extent that (i) purchase of shares of the Company was financed by "acquisition indebtedness" or (ii) such dividends constitute excess inclusion income. In 2003, the Company paid a dividend on its preferred stocks equal to approximately $1.8 million, representing the Company's excess inclusion income in 2002. The Company estimates that excess inclusion income for 2003 was $1.0 million.

Taxable Income

         The Company uses the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with accounting principles generally accepted in the United States of America, ("GAAP"). These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. The principal difference relates to reserves for loan losses and other-than-temporary impairment charges provided for GAAP purposes, which are not deductible for tax purposes, versus actual charge-offs on loans, which are deductible for tax purposes as ordinary losses


                                   REGULATION

         The Company's existing consumer-related servicing activities consist of collections on the delinquent property tax receivables. The Company believes that such servicing operations are managed in compliance with the Fair Debt Collections Practices Act.

         The Company believes that it is in material compliance with all material rules and regulations to which it is subject.


                                   COMPETITION

         The Company may compete with a number of institutions with greater financial resources. In purchasing portfolio investments and in issuing securities, the Company competes with investment banking firms, savings and loan associations, commercial banks, mortgage bankers, insurance companies. federal agencies and other entities purchasing investments and issuing securities, many of which have greater financial resources and a lower cost of capital than the Company.


                                    EMPLOYEES

         As of December 31, 2003, the Company had 67 employees. The Company's relationship with its employees is good. No employees of the Company are covered by any collective bargaining agreements, and the Company is not aware of any union organizing activity relating to its employees.

Item 2.    Properties

         The Company's executive and administrative offices and operations offices are both located in Glen Allen, Virginia, on properties leased by the Company which consist of 11,194 square feet. The address is 4551 Cox Road, Suite 300, Glen Allen, Virginia 23060. The lease expires in 2005. The Company also occupies space located in Cleveland, Ohio, and the Pittsburgh, Pennsylvania metropolitan area. These locations consist of approximately 16,384 square feet, and the leases associated with these properties expire in 2005 and 2007. The Company believes that its properties are maintained in good operating condition and are suitable and adequate for its purposes.


Item 3.    Legal Proceedings

         The Company and its subsidiaries are involved in certain litigation arising in the ordinary course of their businesses. Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations. Information on litigation arising out of the ordinary course of business is described below.

         GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. In August 2003, the Pennsylvania legislature signed a bill amending and clarifying certain provisions of the Pennsylvania statute governing GLS' right to the collection of certain interest, costs and expenses. The law is retroactive to 1996, and amends and clarifies that as to items (ii)-(iv) noted above by the Supreme Court, that GLS can charge a full month's interest on a partial month's delinquency, that GLS can charge the taxpayer for legal fees, and that GLS can charge certain fees and costs to the taxpayer at redemption. The issues remanded back to the Trial Court are currently on hold as the Court addresses the challenge made to the retroactive components of the legislation.

         The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., were defendants in state court in Dallas County, Texas in the matter of Basic Capital Management et al (collectively, "BCM" or "the Plaintiffs") versus Dynex Commercial, Inc. et al. The suit was filed in April 1999 originally against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. The complaint, which was further amended during pretrial proceedings, alleged that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160 million "master" loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9 million. The trial commenced in January 2004 and in February 2004, the jury in the case rendered a verdict in favor of one of the plaintiffs and against the Company on the alleged breach of the loan agreements for tenant improvements and awarded that plaintiff damages in the amount of $0.25 million. The jury also awarded the Plaintiffs' attorneys fees in the amount of $2.1 million. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively. The verdict, any judgement, and the apportionment of the award of attorneys fees between the Company and DCI, if appropriate, remains subject to the outcome of post-judgment motions pending or to be filed with the trial court. The Company does not believe that it has any legal responsibility for the verdict against DCI. Plaintiffs are seeking to set-off any damages that may be awarded against obligations to or loans held by DCI or the Company, as applicable. The Plaintiffs may attempt to include loans which have been pledged by the Company as securitized finance receivables in non-recourse securitization financings. The jury found in favor of DCI on the alleged $9 million loan commitment, but did not find in favor of DCI for counterclaims made against BCM. The Company (and DCI) are vigorously contesting Plaintiffs' claims including whether any Plaintiff is entitled to any judgement.

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


Item 4.    Submission Of Matters To A Vote Of Security Holders

         None.


                                     PART II


Item 5.    Market For Registrant's Common Equity And Related Stockholder Matters

         Dynex Capital, Inc.'s common stock is traded on the New York Stock Exchange under the trading symbol DX. The common stock was held by approximately 2,363 holders of record and beneficial holders who hold common stock in street name as of February 27, 2004. During the last two years, the high and low closing stock prices and cash dividends declared on common stock, adjusted for the two-for-one stock split effective May 5, 1997 and the one-for-four reverse stock split effective August 2, 1999 were as follows:


---------------------- ------------- ---------------- ------------------------
                                                      Cash Dividends Declared
                           High           Low
---------------------- ------------- ---------------- ------------------------
2003:
   First quarter       $   5.33      $    4.26        $        -
   Second quarter          5.96           4.46                 -
   Third quarter           6.02           5.30                 -
   Fourth quarter          6.15           5.11                 -

2002:
   First quarter       $   3.92      $    2.02        $        -
   Second quarter          5.40           3.30                 -
   Third quarter           5.20           3.91                 -
   Fourth quarter          4.84           4.06                 -
---------------------- ------------- ---------------- ------------------------

         Dividends declared by the Board of Directors over the last three years have been for the purpose of maintaining the Company's REIT status. Dividends-in-arrears for the preferred stock must be fully paid before dividends can be paid on common stock. Dividends-in-arrears on preferred stock were $18.5 million at December 31, 2003. No common dividends have been paid since 1998. See Federal Income Tax Considerations.

Item 6.    Selected Financial Data

----------------------------------------------------------------------------------------------------------------------
Years ended December 31,                               2003         2002         2001          2000         1999
----------------------------------------------------------------------------------------------------------------------
(amounts in thousands except share and per share data)
Net interest margin (1)                              $   1,889    $  20,670    $  28,410    $   2,377     $  54,609
Impairment charges (2)                                 (16,355)     (18,477)     (43,439)     (84,039)     (107,470)
Equity in net loss of Dynex Holding, Inc. (3)                -            -            -       (1,061)      (19,927)
Other income (expense)                                     436        1,397        7,876         (428)          156
General and administrative expenses                     (8,632)      (9,493)     (10,526)      (8,712)       (7,740)
Net loss                                             $ (21,107)   $  (9,360)   $ (21,209)   $ (91,863)    $ (75,135)
----------------------------------------------------------------------------------------------------------------------
Net loss to common shareholders                      $ (14,260)   $ (18,946)   $ (13,492)   $(104,774)    $ (88,045)
Net (loss) income per common share:
Basic & diluted (4)                                  $   (1.31)  $    (1.74)  $    (1.18)  $    (9.15)   $    (7.67)
Dividends declared per share:
Common (4)                                           $       -    $       -    $       -    $       -     $     -
Series A Preferred                                      0.8775       0.2925       0.2925           -           1.17
Series B Preferred                                      0.8775       0.2925       0.2925           -           1.17
Series C Preferred                                      1.0950       0.3651       0.3649           -           1.46

----------------------------------------------------------------------------------------------------------------------
December 31,                                           2003         2002         2001          2000         1999
----------------------------------------------------------------------------------------------------------------------
Investments (6)                                      $1,850,675   $2,185,746   $2,511,229   $3,148,667    $4,136,563
Total assets (6)                                     1,865,235    2,205,735    2,531,509    3,195,354     4,217,722
Non-recourse debt (6)                                1,679,830    1,980,702    2,225,863    2,812,161     3,282,378
Recourse debt                                           33,933            -       58,134      134,168       537,098
Total liabilities (6)                                1,715,389    1,982,314    2,289,399    2,957,898     3,867,445
Shareholders' equity                                   149,846      223,421      242,110      237,456       350,277
Number of common shares outstanding                 10,873,903   10,873,903   10,873,853   11,446,206    11,444,099
Average number of common shares (4)                 10,873,903   10,873,871   11,430,471   11,445,236    11,483,977
Book value per common share (5)                      $     7.55   $     8.57   $    11.06   $     7.39    $    18.38
----------------------------------------------------------------------------------------------------------------------

(1) Net interest margin has decreased due to increased provisions for losses on manufactured housing loans and commercial mortgage loans and overall shrinking earning asset base.
(2) Net loss on sale, write-downs, impairment charges and litigation for the year ended December 31, 2000 and 1999 include several adjustments related largely to non-recurring items.
(3)  Dynex Holding, Inc. was liquidated at the end of 2000.
(4) Adjusted for two-for-one common stock split effective May 5, 1997 and the one-for-four reverse common stock split effective August 2, 1999.
(5)  Inclusive of the liquidation preference on the Company's preferred stock.
(6) Certain deferred hedging gains and losses for 2002 and prior years were reclassified from securitized finance receivables to non-recourse securitized financing.


Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

         The Company is a financial services company, which invests in loans and securities consisting of or secured by, principally single family mortgage loans, commercial mortgage loans, manufactured housing installment loans and delinquent property tax receivables. The loans and securities in which the Company invests have generally been pooled and pledged (i.e. securitized) as collateral for non-recourse bonds ("non-recourse securitization financing"), which provides long-term financing for such loans while limiting credit, interest rate and liquidity risk. The Company earns the net interest spread between the interest income on the loans and securities in its investment portfolio and the interest and other expenses associated with the non-recourse securitization financing. The Company also collects payments from property owners on its investment in delinquent property tax receivables. The Company manages the cash flow on these investments to maximize shareholders' value.


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

         Critical accounting policies are defined as those that are reflective of significant judgments or uncertainties, and which may result in materially different results under different assumptions and conditions, or the application of which may have a material impact on the Company's financial statements. The following are the Company's critical accounting policies.

         Consolidation of Subsidiaries. The consolidated financial statements represent the Company's accounts after the elimination of inter-company transactions. The Company follows the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships and corporate joint ventures when it is able to influence the financial and operating policies of the investee. For all other investments, the cost method is applied.

         Impairments. The Company evaluates all securities in its investment portfolio for other-than-temporary impairments. A security is generally defined to be other-than-temporarily impaired if, for a maximum period of three consecutive quarters, the carrying value of such security exceeds its estimated fair value and the Company estimates, based on projected future cash flows or other fair value determinants, that the carrying value is not likely to exceed fair value in the foreseeable future. If an other-than-temporary impairment is deemed to exist, the Company records an impairment charge to adjust the carrying value of the security down to its estimated fair value. In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.

         The Company considers an investment to be impaired if the fair value of the investment is less than its recorded cost basis. Impairments of other investments are considered other-than-temporary when the Company determines that the collection trends indicate the investment is not recoverable. The impairment recognized on other investments is the difference between the book value of the investment and the expected collections less collection costs.

         Allowance for Loan Losses. The Company has credit risk on loans pledged in securitization financing transactions and classified as securitized finance receivables in its investment portfolio. An allowance for loan losses has been estimated and established for currently existing probable losses to the extent losses are borne by the Company under the terms of the securitization transaction. Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience. Where loans are considered homogeneous, the allowance for losses are established and evaluated on a pool basis. Otherwise, the allowance for losses is established and evaluated on a loan-specific basis. Provisions made to increase the allowance are a current period expense to operations. Generally, the Company considers manufactured housing loans to be impaired when they are 30-days past due. The Company also provides an allowance for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired based on default trends, current market conditions and empirical observable performance data on the loans. Single-family loans are considered impaired when they are 60-days past due. Commercial mortgage loans are evaluated on a loan by loans basis for impairment. Generally, commercial mortgage loans with a debt service coverage ratio less than 1:1 are considered impaired. Based on the specific details of a loan, loans with a debt service coverage ratio greater than 1:1 may be considered impaired; conversely, loans with a debt service coverage ratio less than 1:1 may not be considered impaired. A range of loss severity assumptions are applied to these impaired loans to determine the level of reserves necessary. Certain of the commercial mortgage loans are covered by loan guarantees that limits the Company's exposure on these loans. The level of allowance for loan losses required for these loans is reduced by the amount of applicable loan guarantees. The Company's actual credit losses may differ from those estimates used to establish the allowance.


                               FINANCIAL CONDITION

         Below is a discussion of the Company's financial condition.

--------------------------------------------- ----------------------------------
                                                           December 31,
                                              ----------------------------------
(amounts in thousands except per share data)          2003              2002
--------------------------------------------- ----------------- ----------------
Investments:
Securitized finance receivables:
     Loans, net                                     $1,518,613        $1,787,254
     Debt securities, available for sale               255,580           328,674
Other investments                                       37,903            54,322
Securities                                              30,275             6,208
Other loans                                              8,304             9,288

Non-recourse securitization financing                1,679,830         1,980,702
Repurchase agreements                                   23,884                 -
Senior notes                                            10,049                 -

Shareholders' equity                                   149,846           223,421

Book value per common share (inclusive
of preferred stock liquidation preference)               $7.55             $8.57
--------------------------------------------- ----------------- ----------------

Securitized Finance Receivables

         Securitized finance receivables includes loans and securities consisting of, or secured by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and commercial properties, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. As of December 31, 2003, the Company had 20 series of non-recourse securitization financing outstanding. The securitized finance receivables decreased to $1.77 billion at December 31, 2003 compared to $2.12 billion at December 31, 2002. This decrease of $341.7 million is primarily the result of $297.6 million in principal pay-downs, $37.1 million of increased allowance for loan losses, net, $8.6 million of impairment charges recorded on debt securities and market value adjustments of $0.2 million. These decreases were partially offset by increases resulting from $1.8 million of amortization of loan discounts. Principal pay-downs resulted from normal principal amortization of the underlying loan or security, and higher than anticipated prepayments on these assets due to the low interest-rate environment. Allowance for loan losses have increased as a result of provisions for losses on current manufactured housing loans and additional reserves for commercial loan losses. It is expected that the Company will incur future losses such that additional reserves will be required until the Company's net exposure to credit losses in the manufactured housing loans is fully reserved. Impairment charges result from other-than-temporary decreases in market value on debt securities backed by manufactured housing loan collateral.

Other Investments

         Other investments at December 31, 2003 and 2002 consist primarily of delinquent property tax receivables, a security collateralized by delinquent property tax receivables, and associated real estate owned. Other investments decreased to $37.9 million at December 31, 2003 compared to $54.3 million at December 31, 2002. This decrease of $16.4 million resulted from payments of $10.6 million collected on delinquent property tax receivables and applied against the carrying value of the investment, $2.1 million in sales of related real estate owned and $10.4 million of valuation adjustments on the security as a result of an other-than-temporary impairment charge arising from lower projected cash flows from the delinquent tax receivable portfolio. These decreases were partially offset by $3.5 million of additional capitalized costs incurred and $3.5 million of interest accrued in the collection of the delinquent property tax receivables. As a result of further impairment of these assets, the accrual of interest was discontinued in October 2003.

Securities

         Securities increased to $30.3 million at December 31, 2003 compared to $6.2 million at December 31, 2002, primarily as a result of the call and retention of a fixed rate security with a principal balance of $28.9 million, amortization of $1.1 million of the discount on first loss securities and a $0.2 million net increase in market value of the securities. These increases were partially offset by principal payments of $4.5 million during the year, the sale of a security with a principal balance of $0.4 million and the write-off of six interest-only strips with a principal balance of $1.2 million related to the call and sale or retention of securities during 2003. Unrealized losses of $0.8 million are less than twelve months old.

Other loans

         Other loans decreased to $8.3 million at December 31, 2003 from $9.3 million at December 31, 2002 due primarily to paydowns on the loans of $4.3 million. This decrease was partially offset by the redemption and subsequent termination of a mortgage-backed security collateralized by $3.2 million of fixed-rate single-family mortgage loans.

Non-recourse Securitization Financing

         Securitization financing issued by the Company are recourse only to the assets pledged as collateral, and are otherwise non-recourse to the Company. Non-recourse securitization financing decreased to $1.68 billion at December 31, 2003 from $1.98 billion at December 31, 2002. This decrease was primarily a result of principal payments received of $295.2 million on the associated collateral pledged which were used to pay down the securitization financing in accordance with the respective indentures. Additionally, for certain securitizations, surplus cash in the amount of $3.3 million was retained within the security structure and used to repay securitization financing outstanding, instead of being released to the Company. For certain other securitizations, surplus cash in the amount of $4.9 million was retained to cover losses, as certain performance triggers were not met in such securitizations. Net premium amortization of $1.2 million partially offset these decreases.

Repurchase Agreements

         In December 2003, the Company entered into a $23.9 million repurchase agreement to finance the call and purchase of $28.9 million of fixed-rate securities where the Company owned the call rights on such securities.

Senior Notes

         Senior Notes increased $10.0 million as a result of the issuance of $32.1 million of February 2005 Senior Notes in exchange for Preferred Stock in February 2003. Since their issuance, the Company has repaid $12.1 million of the Senior Notes in accordance with their contractual terms on May 31, August 31, and November 31 and redeemed early $10.0 million of the notes in August 2003.

Shareholders' Equity

         Shareholders' equity decreased from $223.4 million at December 31, 2002 to $149.8 million at December 31, 2003. This decrease of $73.6 million resulted from the net loss for the year of $21.1 million, the redemption in February 2003 of $47.6 million of preferred stock, a decrease in additional paid-in capital of $4.1 million resulting from the premium paid for the retired preferred shares, a $1.0 million decrease in accumulated other comprehensive loss, and a payment of $1.8 million of preferred stock dividends. The decrease in accumulated other comprehensive loss resulted principally from the decrease in the fair value of debt securities of $0.2 million, and mark-to-market gains of $0.8 million on interest-rate swap and synthetic interest-rate swap contracts resulting from the realization in income of losses on settled contracts and deferred gains on the remaining hedge contracts. Of $3.9 million of accumulated other comprehensive loss, $3.6 million is related to derivative financial instruments accounted for as cash flow hedges, of which $2.8 million is expected to be recognized in income during the next twelve months. Of the remaining net $0.3 million, $0.8 million represents unrealized losses, all of which are less than twelve months old and unrealized gains of $0.5.

                              RESULTS OF OPERATIONS

----------------------------------------------------------------- ------------------------------------------------------
                                                                             For the Year Ended December 31,
                                                                  ------------------------------------------------------
(amounts in thousands except per share information)                     2003              2002               2001
----------------------------------------------------------------- ----------------- ------------------ -----------------
Net interest margin before provision for losses                      $    38,971       $    49,153        $    48,082
Provision for losses                                                     (37,082)          (28,483)           (19,672)
Net interest margin                                                        1,889            20,670             28,410
Impairment charges                                                       (16,355)          (18,477)           (43,439)
Gain (loss) on sales of investments                                        1,555              (150)              (439)
Trading losses                                                                 -            (3,307)            (3,091)
Other income                                                                 436             1,397              7,876
General and administrative expenses                                       (8,632)           (9,493)           (10,526)
Net loss                                                                 (21,107)           (9,360)           (21,209)
Preferred stock benefit (charge)                                           6,847            (9,586)             7,717
Net loss to common shareholders                                      $   (14,260)      $   (18,946)       $   (13,492)

Basic & diluted net loss per common share                            $    (1.31)       $     (1.74)       $     (1.18)

Dividends declared per share:
     Common                                                                   -                  -                  -
     Series A and B Preferred                                        $   0.8775         $   0.2925         $   0.2925
     Series C Preferred                                                  1.0950             0.3651             0.3649
----------------------------------------------------------------- ----------------- ------------------ -----------------

2003 Compared to 2002

         Net loss increased to $21.1 million in 2003 from $9.4 million in 2002 as a result of the decline in net interest margin, offset by a decline in impairment charges, an increase in gain on sale of investments, a decrease in trading losses, and a decrease in general and administrative expenses. Net loss per common share decreased during 2003 as compared to 2002 as a result of the preferred stock benefit for 2003 from the tender offer on the preferred stock completed in February 2003.

         Net interest margin before provision for losses for the year ended December 31, 2003 decreased to $39.0 million, from $49.2 million for the same period in 2002. The decrease in net interest margin before provision for losses of $10.2 million, or 20.7%, was the result of a decline in average interest-earning assets, a decrease in the net interest spread on interest-earning assets, and a reduction in interest income in 2003 versus 2002 for a security collateralized by delinquent property tax receivables which, due to further impairment of the asset, was placed on non-accrual status in 2003.

         The Company provides for losses on its loans where it has retained credit risk. Provision for losses for loans increased to $37.1 million in 2003, from $28.5 million in 2002. Provision for losses increased by $8.6 million from 2002 as a result of additions to allowance for loan losses on commercial mortgage loans of $6.1 million and reserves on losses on current manufactured housing loans in the Company's investment portfolio of $31.0 million for 2003 compared to $28.6 million for 2002. For commercial mortgage loans, underlying commercial properties concentrated in the health care and hospitality industries are generally under-performing relative to expectations and are suffering from high vacancy rates and lower fees and rents. Included in 2003 is $13.8 million in provision for loan losses recorded specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. Previously, the Company had not considered current loans to be impaired under generally accepted accounting principles and therefore had not previously provided an allowance for losses for these loans. Continued worsening trends in both the industry as a whole and the Company's pools of manufactured housing loans prompted the Company to prepare an extensive analysis on these pools of loans. Loss severity on the manufactured housing loans continued to remain high during 2003 as a result of the saturation in the market place with both new and used (repossessed) manufactured housing units. Defaults in 2003 on manufactured housing loans averaged 4.0% on an annualized basis, versus 4.5% in 2002, and loss severity on such loans approximated 77% during the year. While defaults on manufactured housing loans declined relative to 2002, defaults are expected to remain at 2003 levels. Defaults are influenced by general economic conditions in the various local markets.

         Impairment charges decreased from $18.5 million in 2002 to an aggregate $16.4 million in 2003. Such impairment charges included other-than-temporary impairment of debt securities pledged as securitized finance receivables of $5.5 million for 2003. In addition, the Company incurred impairment charges in 2003 of $10.4 million related to a security where the underlying property tax receivable collateral has been foreclosed and represents real estate owned, and $0.6 million of losses on investments in a limited liability partnership. The impairment charges on the debt securities result from revised expectations on related collateral. All cash received will be applied to reduce the carrying value of the security.

         Gain on sale of investments for 2003 includes the gain from the sale of loans acquired through the redemption of adjustable-rate and fixed-rate mortgage pass-through securities previously issued and sold by the Company. Upon redemption, the Company collapsed the security structure and sold the underlying loans.

         In 2002, the Company entered into a $100 million notional short position on 5-Year Treasury Notes futures to, in effect, mitigate its exposure to rising interest rates on a like amount of floating-rate liabilities. These instruments failed to meet the hedge criteria of SFAS No. 133, and were accounted for on a trading basis. The Company terminated these contracts at a loss of $3.3 million in 2002. No such trading activity was engaged in by the Company in 2003.

         The Company purchased and retired $51.6 million of its Series A, Series B and Series C preferred shares in 2003 resulting in a preferred stock benefit of $6.8 million which was comprised of the elimination of $16.1 million of dividends in arrears which was partially offset by a $4.1 million premium to book value paid to obtain the preferred shares tendered and $5.2 million of period accrual of dividends on the shares remaining after the completion of the tender offer.

2002 Compared to 2001

         The decrease in net loss during 2002 as compared to 2001 is primarily the result of decreases in impairment charges and an increase in net margin before provision for losses, partially offset by increases in provision for losses, and decreases in other income and gains from extinguishment of debt. Net loss per common share increased as a result of preferred stock charges in 2002 versus preferred stock benefits in the prior year, partially offset by the decrease in net loss during 2002.

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

         The Company provides for losses on its loans where it has retained credit risk. Provision for losses for loans increased to $28.5 million in 2002, from $19.7 million in 2001. Provision for losses increased by $8.8 million as a result of additions for manufactured housing loans. The continuing under-performance of these loans prompted the Company to revise its estimate of losses to include a percentage of all loans with delinquencies greater than 30 days. This revision, which was instituted during the fourth quarter of 2002, resulted in an increase in provision for losses of $7.4 million during the quarter. Loss severity on the manufactured housing loans continued to remain high during 2002 as a result of the saturation in the market place with both new and used (repossessed) manufactured housing units. Defaults in 2002 on manufactured housing loans averaged 4.5%, versus 4.2% in 2001, and loss severity continued at 77% during the year.

         Impairment charges decreased to $18.5 million in 2002 from $43.4 million in 2001. Impairment charges included other-than-temporary impairment of debt securities pledged as securitized finance receivables of $15.6 million for 2002. In addition, the Company incurred impairment charges in 2002 related to a $1.9 million adjustment to the lower of cost or market for certain delinquent single-family mortgage loans. Such loans were included in securities called by the Company, the balances of which were included in the SASCO Series 2002-9 securitization completed in April 2002. During 2001, the Company incurred other-than-temporary impairments of debt securities pledged as securitized finance receivables of $15.8 million, and recorded additional other-than-temporary impairment charges of $24.9 million related to a reduction in the carrying value of the delinquent property tax receivable security, $2.7 million for property tax receivables that have been foreclosed and represent real estate owned.

         Other income for 2001 includes a net benefit from a litigation settlement of $6.1 million. No such litigation benefit was received in 2002.

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

---------------------------------------------------------------------------------------------------------------------------
                                                                            Year ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                              2003                    2002                    2001
---------------------------------------------------- ----------------------- ----------------------- -----------------------
              (amounts in thousands)                  Average    Effective    Average    Effective    Average    Effective
                                                      Balance       Rate      Balance       Rate      Balance       Rate
---------------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
Interest-earning assets (1):
    Securitized finance receivables (2) (3)          $1,949,201       7.50%  $2,272,387       7.69%  $2,783,270       7.95%
    Other investments                                    45,936       7.41%      53,456      10.08%      37,185      14.69%
    Securities                                            5,631      13.74%       4,816      21.31%       8,830       9.60%
    Other loans                                           9,048       6.72%       9,706       4.54%       4,068      12.56%
    Cash Investments                                     14,109       0.94%      19,207       1.48%      17,560       5.52%
                                                      ----------- ----------- ----------- ----------- ----------- -----------
Total interest-earning assets                        $2,023,925       7.47%  $2,359,572       7.71%  $2,850,913       8.03%
                                                     =========== =========== =========== =========== =========== ===========
Interest-bearing liabilities:
    Non-recourse securitization financing            $1,822,877       6.23%  $2,113,330       6.12%  $2,508,454       6.77%
    Repurchase agreements secured by
       securitization financing bonds retained                -           -           -           -      17,016       6.28%
                                                     ----------- ----------- ----------- ----------- ----------- -----------
                                                      1,822,877       6.23%   2,113,330       6.12%   2,525,470       6.76%

    Senior notes                                         19,330       9.53%      26,112       8.14%      71,174       8.26%
    Repurchase agreements                                   398       1.79%           -           -           -           -
                                                     ----------- ----------- ----------- ----------- ----------- -----------
Total interest-bearing liabilities                   $1,842,605       6.26%  $2,139,442       6.15%  $2,596,644       6.80%
                                                     =========== =========== =========== =========== =========== ===========

Net interest spread (3)                                               1.21%                   1.56%                   1.23%
Net yield on average interest-earning assets (3)                      1.77%                   2.14%                   1.83%
---------------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to record available for sale securities at fair value.
(2) Average balances exclude funds held by trustees of $374, $2,590,and $507 for the years ended December 31, 2003, 2002, and 2001, respectively.
(3) Effective rates are calculated excluding non-interest related non-recourse securitization financing expenses and provision for credit losses.

2003 compared to 2002

         The net interest spread for the year ended December 31, 2003 decreased to 1.21% from 1.56% for the year ended December 31, 2002. This decrease can be generally attributed to the resetting of interest rates on adjustable rate mortgage loans in the Company's investment portfolio and the prepayment of higher rate loans in that portfolio which together caused a decline in interest earning asset yield of 24 basis points in 2003. The overall yield on interest-earnings assets, decreased to 7.47% for the year ended December 31, 2003 from 7.71% for the same period in 2002, following the falling-rate environment, yet lagging relative to the Company's liabilities. A substantial portion of the Company's interest-bearing liabilities re-price monthly, and are indexed to one-month LIBOR, which on average decreased to 1.21% for 2003, versus 1.76% for 2002. While on average one-month LIBOR declined during the period, the Company's overall cost of its interest-bearing liabilities increased for the year from 6.15% for 2002 to 6.26% for 2003, as lower rate non-recourse securitization financing was repaid during the year. One-month LIBOR fell from 1.38% at December 31, 2002 to its lowest point in June 2003 of 1.02% where it climbed to its December 31, 2003 point of 1.12%. The Company's net interest spread in 2003 also effected by the issuance in February of 9.5% senior notes due February 2005.

2002 compared to 2001

         The net interest spread for the year ended December 31, 2002 increased to 1.56% from 1.23% for the year ended December 31, 2001. This increase was primarily due to the reduction of short-term interest rates during 2001, which benefited the Company's borrowing costs in 2002. A substantial portion of the Company's interest-bearing liabilities re-price monthly, and are indexed to one-month LIBOR, which on average decreased to 1.76% for 2002, versus 3.88% for 2001. The overall yield on interest-earnings assets, decreased to 7.71% for the year ended December 31, 2002 from 8.03% for the same period in 2001, following the falling-rate environment, yet lagging relative to the Company's liabilities. The Company's net interest spread in 2002 also benefited from the repayment of all remaining recourse debt outstanding.

         The following tables summarize the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

----------------------------------------------------------------------------------------------------------------------------
                                                     2003 to 2002                               2002 to 2001
----------------------------------------------------------------------------------------------------------------------------
                                           Rate         Volume         Total          Rate         Volume        Total
----------------------------------------------------------------------------------------------------------------------------

Securitized finance receivables          $   (4,199)   $  (24,338)   $  (28,537)    $   (6,924)   $  (39,491)   $  (46,415)
Other investments                            (1,252)         (885)       (2,137)        (4,756)        3,999          (757)
Securities                                     (406)          154          (252)           691          (513)          178
Other loans                                     199           (32)          167           (469)          399           (70)
----------------------------------------------------------------------------------------------------------------------------

Total interest income                        (5,658)      (25,101)      (30,759)       (11,458)      (35,606)      (47,064)
----------------------------------------------------------------------------------------------------------------------------

Non-recourse debt                             2,202       (18,049)      (15,847)       (15,746)      (25,683)      (41,429)
Senior notes                                    325          (609)         (284)          (105)       (3,571)       (3,676)
Repurchase agreements                             -             7             7            (40)          (40)          (80)
----------------------------------------------------------------------------------------------------------------------------

Total interest expense                        2,527       (18,651)      (16,124)       (15,891)      (29,294)      (45,185)
----------------------------------------------------------------------------------------------------------------------------

Net interest margin                      $   (8,185)   $   (6,450)   $  (14,635)    $    4,433    $   (6,312)   $   (1,879)
----------------------------------------------------------------------------------------------------------------------------

Note: The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table excludes non-interest related non-recourse securitization financing expense, other interest expense and provision for credit losses.

Interest Income and Interest-Earning Assets

         Approximately $1.5 billion of the investment portfolio as of December 31, 2003, or 81%, is comprised of loans or securities that pay a fixed-rate of interest. Also at December 31, 2003, approximately $352 million, or 19%, is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 72% of the adjustable-rate mortgage (ARM) loans underlying the securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR, and approximately 14% are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's securitized finance receivables and securities, by type of underlying loan as of December 31, 2003, 2002 and 2001. The percentage of fixed-rate loans to all loans increased from 76% at December 31, 2002, to 81% at December 31, 2003, as most of the prepayments in the Company's investment portfolio have occurred in the single-family ARM portion. The table below excludes various investments in the Company's portfolio, including securities such as derivative and residual securities, other securities, and securities backed by delinquent property tax receivables, and non-securitized investments including other investments and loans. Most of these excluded investments would be considered fixed-rate, and amounted to approximately $52.9 million at December 31, 2003.

                      Investment Portfolio Composition (1)
                                 ($ in millions)

------------------------------- ----------------- -------------------- --------------------- --------------- ---------------
                                                                       Other Indices Based
                                LIBOR Based ARM   CMT Based ARM Loans       ARM Loans          Fixed-Rate
         December 31,                Loans                                                       Loans           Total
------------------------------- ----------------- -------------------- --------------------- --------------- ---------------
             2001                   $  472.4             $ 144.6              $ 73.6           $  1,765.8      $  2,456.4
             2002                   $  384.6             $  73.2              $ 57.0           $  1,647.0      $  2,161.8
             2003                   $  258.2             $  48.8              $ 45.4           $  1,512.2      $  1,864.6
------------------------------- ----------------- -------------------- --------------------- --------------- ---------------

   (1)   Only principal amounts are included.

Credit Exposures

         The Company invests in non-recourse securitization financing or pass-through securitization structures. Generally these securitization structures use over-collateralization, subordination, third-party guarantees, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing as a form of credit enhancement. The Company generally has retained a limited portion of the direct credit risk in these structures. In most instances, the Company retained the "first-loss" credit risk on pools of loans and securities that it has securitized.

         The  following  table  summarizes  the  aggregate  principal  amount of securitized finance receivables and mortgage pass-through securities outstanding; the direct credit exposure retained by the Company (represented by the amount of over-collateralization pledged and subordinated securities owned by the Company), net of the credit reserves and discounts maintained by the Company for such exposure; and the actual credit losses incurred for each year. For 2003 and 2002, the table includes any subordinated security retained by the Company. The Company's credit exposure, net of credit reserves, has declined from 2002 by $27.2 million due to charge-offs on the collateral and bonds of $23.4 million and the addition of reserves, net of losses, of $3.8 million. The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses as discussed above in Investment Portfolio Risks. This table also excludes any risks related to representations and warranties made on single-family loans funded by the Company and securitized in mortgage pass-through securities generally funded prior to 1995. This table also excludes any credit exposure on loans and other investments.

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)

--------------------------------------------------------------------------------
                         Credit Exposure,    Actual    Credit Exposure, Net of
       Outstanding Loan    Net of Credit     Credit       Credit Reserves to
       Principal Balance     Reserves        Losses    Outstanding Loan Balance
--------------------------------------------------------------------------------
2001       $2,588.4           $153.5         $32.6              5.93%
2002       $2,246.9           $ 91.8         $30.3              4.09%
2003       $1,830.2           $ 64.7         $25.5              3.54%
--------------------------------------------------------------------------------

         The  following   table   summarizes   single  family   mortgage   loan,
manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those structures in which the Company has retained a portion of the direct credit risk included in the table above. The delinquencies as a percentage of the outstanding collateral continued to increase to 4.65% at December 31, 2003, from 4.49% and 3.24% at December 31, 2002 and 2001, respectively, primarily from increasing delinquencies in the Company's manufactured housing loan and commercial mortgage loan portfolios and a declining overall outstanding collateral balance as a result of prepayments. The trend of delinquencies in the manufactured housing portfolio arises from general economic conditions, the maturity of the portfolio and depressed values of manufactured housing properties. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of December 31, 2003, management believes the level of credit reserves is sufficient to cover the inherent probable losses in the portfolio. The trend of delinquencies within the portfolio is presented in the table below.


                             Delinquency Statistics


--------------------------------------------------------------------------------
               30 to 59 days     60 to 89 days     90 days and over
December 31,    delinquent         delinquent       delinquent (1)         Total
--------------------------------------------------------------------------------
    2001           0.97%             0.28%              1.99%              3.24%
    2002           1.78%             0.64%              2.07%              4.49%
    2003           1.63%             0.43%              2.59%              4.65%
--------------------------------------------------------------------------------
(1)Includes foreclosures, repossessions and REO.

                       General and Administrative Expense

         The following tables present a breakdown of general and administrative expense by business unit.

--------- ----------------------- ----------------------------- ----------------
                Servicing             Corporate/Investment              Total
                                      Portfolio Management
--------- ----------------------- ----------------------------- ----------------
2001             $3,718.1                   $6,807.8                  $10,525.9
2002             $4,274.0                   $5,218.7                  $ 9,492.7
2003             $4,848.9                   $3,783.4                  $ 8,632.3
--------- ----------------------- ----------------------------- ----------------

         General and administrative expense decreased $0.9 million from $9.5 million in 2002 to $8.6 million in 2003. General and administrative expenses for servicing, which includes the delinquent property tax receivables operations, has increased as the Company has experienced increased litigation costs and increased salary and related expenses due to a headcount increase during 2003. Corporate/Investment Portfolio Management expenses have declined as a result of reductions in staff and declining litigation and legal expenses. Legal and litigation expenses incurred in 2003 were $0.9 million compared to $1.4 million in 2002. The Company anticipates reductions in 2004 general and administrative expenses due to reduced litigation costs and declining headcount in its delinquent property tax lien servicing operations unless additional third-party servicing contracts are secured.

Recent Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in APB Opinion No.
30. Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items, as Dynex has done. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB Opinion No. 30 must be reclassified. The Company adopted this statement on January 1, 2003. The adoption of SFAS No. 145 has not had a material impact on its financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Effective January 1, 2003, SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This SFAS applies to activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material impact on its financial position or results of operations.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003; and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 128, "Earnings per Share," to establish standards outlining how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability (or, in some circumstances, as an asset). The Company's adoption of SFAS No. 150 in July 2003 has not had a significant impact on its financial position, results of operations, or cash flows.

         On November 25, 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The Company had no guarantees that require disclosure at year-end 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN No. 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN No. 45 in 2003 has not and is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

         In December 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as revised, which addresses consolidation of variable interest entities. FIN No. 46 expands the criteria for considering whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, special purpose entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 has not had a material effect on the Company's results of operations, cash flows or financial position.

         In November 2003, the FASB reached a consensus in the Emerging Issues Task Force (EITF) No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 and FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In December 2003, the Company adopted the guidance set forth in EITF No. 03-1, which has had no material effect on the Company's results of operations, cash flows or financial position.

         In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Professional Accountants issued Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all non-governmental entities, including not-for-profit organizations. SOP No. 03-3 does not apply to loans originated by the entity. The Company is reviewing the implications of SOP No. 03-3 but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations from a variety of sources. These sources have included cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments. Since 1999, the Company has focused on substantially reducing its recourse debt and minimizing its capital requirements. The Company's investment portfolio continues to provide positive cash flow, which can be utilized by the Company for reinvestment or other purposes. The Company has utilized its cash flow to repay recourse debt outstanding and to initiate tender offers on its preferred stock. In 2003, the Company completed a tender offer on is preferred stock which utilized cash of $19.2 million and resulted in the issuance of $32.1 million in February 2005 Senior Notes.

         The Company's cash flow from its investment portfolio for the year and quarter ended December 31, 2003 was approximately $57 million and $13 million, respectively. Such cash flow is after payment of principal and interest on the associated non-recourse securitization financing (i.e., non-recourse debt) outstanding. From the cash flow on its investment portfolio, the Company funds its operating overhead costs, including the servicing of its delinquent property tax receivables, and repays any remaining recourse debt. Excluding any cash flow derived from the sale or re-securitization of assets, and assuming that short-term interest rates remain stable, the Company anticipates that the cash flow from its investment portfolio will decline in 2004 versus 2003 as the investment portfolio continues to pay down. The Company anticipates, however, that it will have sufficient cash flow from its investment portfolio to meet all of its obligations on both a short-term and long-term basis.

         In December 2003, the Company initiated the call of approximately $28.9 million of fixed-rate mortgage-backed securities where it owns the call rights. The Company financed the call of these securities with available cash and repurchase agreement financing in the amount of $23.9 million from an investment bank. The repurchase agreement financing is uncommitted, and matures, or rolls, on a month-to-month basis. Interest will be paid on the unpaid principal balance at a spread to One-month LIBOR ranging from 20 to 60 basis points.

         In February 2003, in connection with a tender offer on the Company's preferred stock, the Company issued the February 2005 Notes in the amount of $32.1 million. The February 2005 Notes bear interest at a rate of 9.50%, and are payable in quarterly installments until their final maturity of February 28, 2005. As of December 31, 2003, the balance is $10.0 million. The Company partially redeemed $10.0 million of the February 2005 Senior Notes in August 2003, and will fully redeem the remaining $10.0 million in March 2004.

         In January 2004, .the Company initiated a recapitalization transaction, which included an offer to exchange Senior Notes due 2007 for outstanding shares of Series A, Series B and Series C preferred stock. For those holders of the Series A, Series B and Series C preferred stock which do not exchange their shares for Senior Notes, the Company is seeking approval by its stockholders to amend its articles of incorporation that will (i) designate and establish the terms of a new Series D Preferred Stock, and (ii) eliminate the Series A preferred stock, Series B preferred stock and Series C preferred stock through their conversion into shares of new Series D preferred stock and common stock. The Company is offering Senior Notes due 2007 up to a maximum $40.0 million. The Senior Notes will bear interest at a rate of 9.50% per annum.

Non-recourse Securitization Financing

         The Company, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of securitization financings to fund the majority of its investment portfolio. The obligations under the securitization financing structure are payable solely from the securitized finance receivables pledged and are otherwise non-recourse to the Company. Securitized financing is not subject to margin calls. The maturity of each class of non-recourse securitization financing is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption in whole or in part at the option of the issuer and according to specific terms of the respective indentures, including when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds, or as of a certain date. At December 31, 2003, the Company had $1.7 billion of securitization financings outstanding. Two series of non-recourse securitization financings outstanding are redeemable at the option of the Company in March 2004 and August 2004 respectively. The respective indentures provide for increases in interest rates ranging from 0.30%-2.00% on the underlying non-recourse securitization financing classes if such classes are not called by the issuer. For purposes of the following table, these obligations are not redeemed.

Contractual Obligations and Commitments

         The following table shows expected cash payments on contractual obligations of the Company for the following time periods:

------------------------------------------------ ----------------------------------------------------------------------------
                                                                           Payments due by period
------------------------------------------------ ----------------------------------------------------------------------------
Contractual Obligations (1)                          Total        < 1 year       1-3 years       3-5 years      > 5 years
------------------------------------------------ -------------- -------------- --------------- -------------- ---------------
Long-Term Debt Obligations:
    Non-recourse securitization financing (2)     $1,677,567      $ 244,729      $  342,402      $  301,348     $  789,088
    Repurchase agreements                              23,884        23,884
    Senior notes                                       10,049        10,049
Capital (Finance) lease agreements                          -             -               -               -              -
Operating lease obligations                               915           473             363              79
Purchase obligations                                        -             -               -               -              -
Other long-term liabilities:
     Stock appreciation rights                            123           123               -               -              -
------------------------------------------------ -------------- -------------- --------------- -------------- ---------------
Total                                             $1,712,538     $  279,258      $  342,765      $  301,427     $  789,088
------------------------------------------------ -------------- -------------- --------------- -------------- ---------------

(1) As the master servicer for certain of the series of non-recourse securitization financing securities which it has issued, and certain loans which have been securitized but which the Company is not the master servicer of the security, the Company has an obligation to advance scheduled principal and interest on delinquent loans in accordance with the underlying servicing agreements should the primary servicer fail to make such advance. Such advance amounts are generally repaid in the same month as they are made, or shortly thereafter, and the contractual obligation with respect to these advances is excluded from the above table.
(2) Securitization financing is non-recourse to the Company as the bonds are payable solely from loans and securities pledged as securitized finance receivables. Payments due by period were estimated based on the principal repayments forecast for the underlying loans and securities, substantially all of which is used to repay the associated securitization financing outstanding.

Off-Balance Sheet Arrangements

         The Company makes various representations and warranties relating to the sale or securitization of loans. To the extent the Company were to breach any of these representations or warranties, and such breach could not be cured within the allowable time period, the Company would be required to repurchase such loans, and could incur losses. In the opinion of management, no material losses are expected to result from any such representations and warranties and, therefore, have not been accrued for as a liability.

                Summary of Selected Quarterly Results (unaudited)
             (amounts in thousands except share and per share data)

------------------------------------------------------------ --------------- --------------- --------------- ----------------
              Year ended December 31, 2003                    First Quarter   Second Quarter  Third Quarter   Fourth Quarter
------------------------------------------------------------ --------------- --------------- --------------- ----------------
Operating results:
Total interest income                                           $   39,493      $ 37,142        $ 35,849        $ 39,731
Net interest margin                                                  5,599        (9,214)          3,001           2,503
Net income (loss)                                                    2,044       (10,986)           (501)        (11,664)
Basic net income (loss) per common share                             1.15          (1.12)           (0.16)          (1.18)
Diluted net income (loss) per common share                           1.13          (1.12)           (0.16)          (1.18)
Cash dividends declared per common share                                 -              -               -               -
------------------------------------------------------------ --------------- --------------- --------------- ----------------

Average interest-earning assets                                  2,149,801     2,063,670        1,986,012       1,896,215
Average borrowed funds                                           1,948,332     1,890,161        1,806,715       1,725,215
------------------------------------------------------------ --------------- --------------- --------------- ----------------

Net interest spread on interest-earning assets                   1.91%           1.69%           1.24%            0.68%
Average asset yield                                              7.58%           7.49%           7.47%            7.32%
Net yield on average interest-earning assets (1)                 2.11%           1.83%           1.81%            1.27%
Cost of funds                                                    5.67%           5.80%           6.22%            6.65%
------------------------------------------------------------ --------------- --------------- --------------- ----------------


--------------------------------------------------------- ---------------- ---------------- ---------------- ---------------
              Year ended December 31, 2002                 First Quarter   Second Quarter    Third Quarter   Fourth Quarter


Operating results:
Total interest income                                        $     46,005     $   47,772       $   45,063       $  43,299
Net interest margin                                                 5,302          8,409            6,778             181
Net income (loss)                                                   1,925          1,796           (1,517)        (11,564)
Basic and diluted loss per common share                            (0.04)          (0.06)           (0.36)          (1.28)
Cash dividends declared per common share                                -              -                -               -
--------------------------------------------------------- ---------------- ---------------- ---------------- ---------------

Average interest-earning assets                                 2,151,758      2,457,527        2,334,660        2,239,219
Average borrowed funds                                          2,202,347      2,240,465        2,106,604        2,008,350
--------------------------------------------------------- ---------------- ---------------- ---------------- ---------------

Net interest spread on interest-earning assets                 1.49%            1.72%            1.52%           1.51%
Average asset yield                                            7.66%            7.76%            7.72%           7.70%
Net yield on average interest-earning assets (1)               2.01%            2.26%            2.13%           2.15%
Cost of funds                                                  6.17%            6.04%            6.19%           6.20%
--------------------------------------------------------- ---------------- ---------------- ---------------- ---------------


  (1) Computed as net interest margin excluding non-interest non-recourse securitization financing expenses divided by average interest earning assets.

         During the three-months ended December 31, 2003, the Company recognized impairment charges of $11.9 million, made up primarily of $7.2 million on its investment in delinquent property tax receivables and related real estate owned, and $4.0 million on a debt security supported by underlying manufactured housing and single-family loans.

         Changes in quarterly average interest earning assets from those previously reported in each respective Quarterly Report on Form 10-Q, result primarily from the reclassification of deferred hedge losses from assets to liabilities.

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

         Capital Resources. Cash flows from the investment portfolio fund the Company's operations and repayments of outstanding debt, and are subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses.

         Interest Rate Fluctuations. The Company's income and cash flow depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the Company's investments, including loans and securities currently pledged as securitized finance receivables and securities are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse securitization financing and repurchase agreements, approximately $209 million of which is variable rate and resets monthly. Financing fixed-rate assets with variable-rate bonds exposes the Company to reductions in income and cash flow in a period of rising interest rates. Through the use of interest rate swaps and synthetic swaps, the Company has reduced this exposure by approximately $146 million as of December 31, 2003. In addition, a significant amount of the investments held by the Company are adjustable-rate securitized finance receivables. These investments are financed through non-recourse long-term securitization financing, which reset monthly. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps; the related borrowing has no delayed resets or such interest rate caps. At December 31, 2003, the Company has approximately $536 million of variable-rate non-recourse securitization financing.

         Defaults. Defaults by borrowers on loans securitized by the Company may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company or exceed reserves for losses recorded in the financial statements. The allowance for loan losses is calculated on the basis of historical experience and management's best estimates. Actual default rates or loss severity may differ from the Company's estimate as a result of economic conditions. In particular, the default rate and loss severity on the Company's portfolio of manufactured housing loans has been higher than initially estimated. Actual defaults on ARM loans may increase during a rising interest rate environment. In addition, commercial mortgage loans are generally large dollar balance loans, and a significant loan default may have an adverse impact on the Company's financial results. The Company believes that its reserves are adequate for such risks on loans that were delinquent as of December 31, 2003.

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

         Regulatory Changes. The Company's businesses as of December 31, 2003 are not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables.


Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

         Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management extends beyond derivatives to include all market risk sensitive financial instruments. As a financial services company, net interest margin comprises the primary component of the Company's earnings and cash flows. The Company is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or re-price within specified periods.

         The Company monitors the aggregate cash flow, projected net yield and estimated market value of its investment portfolio under various interest rate and prepayment assumptions. While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

         The Company focuses on the sensitivity of its investment portfolio cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its net interest margin cash flow for the next twenty-four months assuming interest rates over such time period follow the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of December 31, 2003. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow. Cash flow changes from interest rate swaps, caps, floors or any other derivative instrument are included in this analysis.

         The following table summarizes the Company's net interest margin cash flow and market value sensitivity analyses as of December 31, 2003. These analyses represent management's estimate of the percentage change in net interest margin cash flow and value expressed as a percentage change of shareholders' equity, given a parallel shift in interest rates, as discussed above. Other investments are excluded from this analysis because they are not considered interest rate sensitive. The "Base" case represents the interest rate environment as it existed as of December 31, 2003. At December 31, 2003, one-month LIBOR was 1.12% and Six-month LIBOR was 1.22%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's investment portfolio and the liabilities incurred by the Company, including non-recourse securitization financing, to finance their investments. As a result of anticipated prepayments on assets in the investment portfolio, there are likely to be such changes in the future.

                           Projected Change in Net       Projected Change in
    Basis Point                Interest Margin          Value, Expressed as a
Increase (Decrease)             Cash Flow From              Percentage of
 in Interest Rates                Base Case              Shareholders' Equity
------------------------- --------------------------- --------------------------
       +200                         (16.4)%                    (9.9)%
       +100                          (8.7)%                    (4.9)%
       Base
       -100                           9.3%                      5.1%
       -200                          13.4%                      7.6%

         The Company's interest rate risk is related both to the rate of change in short term interest rates, and to the level of short-term interest rates. Approximately $1.5 billion of the Company's investment portfolio is comprised of loans or securities that have coupon rates that are fixed. Approximately $352 million of the Company's investment portfolio as of December 31, 2003 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 72% and 14% of the ARM loans underlying the Company's securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

         Generally, during a period of rising short-term interest rates, the Company's net interest spread earned and the corresponding cash flow on its investment portfolio will decrease. The decrease of the net interest spread results from (i) fixed-rate loans and investments financed with variable-rate debt, (ii) the lag in resets of the ARM loans underlying the securitized finance receivables relative to the rate resets on the associated borrowings, and (iii) rate resets on the ARM loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As to item (i), the Company has substantially limited its interest rate risk on such investments through (i) the issuance of fixed-rate non-recourse securitization financing which approximated $1.1 billion as of December 31, 2003, and (ii) equity, which was $149.8 million. In addition, the Company has entered into interest rate swaps and synthetic swaps to mitigate its interest rate risk exposure on fixed-rate investments financed with variable rate bonds as further discussed below. As to items (ii) and (iii), as short-term interest rates stabilize and the ARM loans reset, the net interest margin may be partially restored as the yields on the ARM loans adjust to market conditions.

         In addition, the Company has entered into an interest rate swap to mitigate its interest rate risk exposure on $100 million in notional value of its variable rate bonds. The swap agreement has been constructed such that the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on one month LIBOR on the same notional amount. The impact on cash flows from the interest rate swap has been included in the table above for each of the respective interest-rate scenarios. An additional approximate $40 million of floating-rate liabilities are being converted to a fixed rate through an amortizing synthetic swap created by the short sale of a string of Eurodollar futures contract in October 2002. The synthetic swap has an estimated duration of 1.5 years. As of December 31, 2003, the weighted-average fixed rate cost of the synthetic swap to the Company is 3.24%.

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


Item 8.    Financial Statements And Supplementary Data

         The consolidated financial statements of the Company and the related notes, together with the Independent Auditors' Reports thereon are set forth on pages F-1 through F-26 of this Form 10-K.


Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

         None.

Item 9A. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures.

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

         As of the end of the period covered by this annual report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective, except as set forth below.

         In conducting its review of disclosure controls, management concluded that sufficient disclosure controls and procedures did not exist for an adequate evaluation of the carrying value and collectability of the Company's investment in delinquent property tax receivables and securities, and associated real estate owned. In particular, the Company determined that sufficient controls do not exist to ensure that information is updated and maintained that would enable management to accurately assess whether such receivables and securities are impaired, and whether real estate owned is properly carried at net realizable value. The insufficiency of disclosure controls have resulted from difficulty in making estimates of collections due to the aging and changing nature of the underlying property tax receivables, the geographic concentration of these assets, and the recent enhancements to the Company's real estate owned management and collection system, which has not reliably captured and reported information on the status of the Company's real estate owned. As a result, the Company conducted specific procedures to analyze and determine whether these assets were impaired, including utilizing where possible estimates of collectability on receivables and securities, and verification of market values, from independent third-party sources. The Company's disclosure controls will be enhanced in 2004 through the improvement in the retention and analysis of data on the underlying delinquent property tax receivables and through enhancements to the real estate owned asset management system and verification of the underlying information, and in particular, information necessary to accurately compute the net realizable value of the real estate owned. Though management believes that it has adequately analyzed the impairment of these assets at December 31, 2003, should the disclosure controls not be enhanced and improved in 2004, additional future impairment charges related to these assets may be necessary.

         (b) Changes in internal controls.

         The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of it that occurred during the Company's last fiscal quarter that materially effected, or are reasonably likely to materially affect internal control over financial reporting.


                                    PART III


Item 10.   Directors and executive officers of the registrant

         The information required by Item 10 as to directors and executive officers of the Company is included in the Company's proxy statement for its 2004 Annual Meeting of Stockholders (the 2004 Proxy Statement) in the Election of Directors and Management of the Company sections and is incorporated herein by reference.


Item 11.   Executive Compensation

         The information required by Item 11 is included in the 2004 Proxy Statement in the Management of the Company section and is incorporated herein by reference.

Item 12.   Security ownership of certain beneficial owners and management

         The information required by Item 12 is included in the 2004 Proxy Statement in the Ownership of Common Stock section and is incorporated herein by reference.


Item 13.   Certain relationships and related transactions

         The information required by Item 13 is included in the 2004 Proxy Statement in the Certain Relationships and Related Transactions section and is incorporated herein by reference.


Item 14.   Principal Accountant Fees and Services

         The information required by Item 14 is included in the 2004 Proxy Statement in the Audit Information section and is incorporated herein by reference.


                                     PART IV


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

                  3.       Exhibits

                       Number                         Exhibit

                         3.1 Articles of Incorporation of the Registrant , as amended, effective as of February 4, 1988. (Incorporated herein by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-3 (No.333-10783)filed March 21, 1997.)

                         3.2         Amended    Bylaws   of   the    Registrant.
                                     (Incorporated by reference to the Company's
                                     Annual Report on Form 10-K for the year ended December 31, 1992, as amended.)

                         3.4 Amendment to Articles of Incorporation, effective June 27, 1995. (Incorporated
                                     herein  by  reference  to   the  Company's
                                     Current Report on Form 8-K (File No. 1-9819
                                     ), dated June 26, 1995.)

                         3.5 Amendment to Articles of Incorporation, effective October 23, 1995. (Incorporated herein by reference to the Company's Current Report on Form 8-K (File No. 1-9819 ), dated October 19, 1995.)

                         3.6 Amendment to the Articles of Incorporation, effective October 9, 1996. (Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed October 15, 1996.)

                         3.7 Amendment to the Articles of Incorporation, effective October 10, 1996. (Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed October 15, 1996.)

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

                        3.12         Amendments  to the  Bylaws of the  Company.
                                     (Incorporated  herein by  reference  to the
                                     Company's  Annual  Report  on Form 10-K for
                                     the  year  ended   December  31,  2002,  as
                                     amended.)

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

                        21.1         List  of  consolidated   entities   of  the
                                     Company (filed herewith)

                        23.1 Consent of Deloitte & Touche LLP (filed herewith)

                        31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        32.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

                  Current report on Form 8-K including Item 5. "Other Events" and Item 7(c). "Financial Statements, Pro Forma Financial Information and Exhibits," Exhibit No. 99 as filed with the Commission on November 20, 2003 providing a copy of the Dynex Capital, Inc. Press Release dated November 19, 2003.

                  Current report on Form 8-K including Item 7(c). "Exhibits", Exhibit No. 99.1 and Item 12. "Results of Operations and Financial Condition" (under Item 9) as furnished to the Commission on November 12, 2003 providing a copy of the Dynex Capital, Inc. Press Release dated November 10, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DYNEX CAPITAL, INC.
                                 (Registrant)



March 25, 2004                   /s/ Stephen J. Benedetti
                                 -----------------------------------------------
                                 Stephen J. Benedetti, Executive Vice President


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Capacity                              Date



/s/ Stephen J. Benedetti         Principal Executive Officer      March 25, 2004
----------------------------     Principal Financial Officer
Stephen J. Benedetti             Principal Accounting Officer


/s/ Thomas B. Akin               Director                         March 25, 2004
----------------------------
Thomas B. Akin

                                                                  March 25, 2004
/s/ J. Sidney Davenport, IV      Director
----------------------------
J. Sidney Davenport, IV


/s/ Leon A. Felman               Director                         March 25, 2004
----------------------------
Leon A. Felman


/s/ Barry Igdaloff               Director                         March 25, 2004
----------------------------
Barry Igdaloff


/s/ Thomas H. Potts
Thomas H. Potts                  Director                         March 25, 2004


/s/ Donald B. Vaden              Director                         March 25, 2004
----------------------------
Donald B. Vaden


/s/ Eric P. Von der Porten       Director                         March 25, 2004
----------------------------
Eric P. Von der Porten

                               DYNEX CAPITAL, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS AND

                          INDEPENDENT AUDITORS' REPORT

                           For Inclusion in Form 10-K

                            Annual Report Filed with

                       Securities and Exchange Commission

                                December 31, 2003

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS


Financial Statements:
                                                                           Page

Independent Auditors' Report................................................F-3
Consolidated Balance Sheets
  December 31, 2003 and 2002................................................F-4
Consolidated Statements of Operations -- Years ended
  December 31, 2003, 2002 and 2001..........................................F-5
Consolidated Statements of Shareholders' Equity -- Years ended
  December 31, 2003, 2002 and 2001..........................................F-6
Consolidated Statements of Cash Flows -- Years ended
  December 31, 2003, 2002 and 2001..........................................F-7
Notes to Consolidated Financial Statements
  December 31, 2003, 2002, and 2001.........................................F-8

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Dynex Capital, Inc.


We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dynex Capital, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/DELOITTE & TOUCHE LLP


Richmond, Virginia
March 19, 2004


CONSOLIDATED BALANCE SHEETS
DYNEX CAPITAL, INC.
December 31, 2003 and 2002
(amounts in thousands except share data)

                                                                                    2003                2002
                                                                               ---------------     ---------------
ASSETS
Cash and cash equivalents                                                      $       7,386       $      15,076
Other assets                                                                           7,174               4,913
                                                                               ---------------     ---------------
                                                                                      14,560              19,989
Investments:
  Securitized finance receivables:
     Loans, net                                                                    1,518,613           1,787,254
     Debt securities, available-for-sale                                             255,580             328,674
  Other investments                                                                   37,903              54,322
  Securities                                                                          30,275               6,208
  Other loans                                                                          8,304               9,288
                                                                               ---------------     ---------------
                                                                                   1,850,675           2,185,746
                                                                               ---------------     ---------------
                                                                               $   1,865,235       $   2,205,735
                                                                               ===============     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse securitization financing                                          $   1,679,830       $   1,980,702
Repurchase agreements                                                                 23,884                   -
Senior notes                                                                          10,049                   -
                                                                                --------------    ---------------
                                                                                   1,713,763           1,980,702


Accrued expenses and other liabilities                                                 1,626               1,612
                                                                               ---------------
                                                                               ---------------     ---------------
                                                                                   1,715,389           1,982,314
                                                                               ---------------     ---------------

Commitments and Contingencies (Note 16)                                                    -                   -

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
     9.75% Cumulative Convertible Series A,
        493,595 and 992,038 shares issued and outstanding, respectively               11,274              22,658
        ($16,322 and $31,353 aggregate liquidation preference, respectively)
     9.55% Cumulative Convertible Series B,
        688,189 and 1,378,707 shares issued and outstanding, respectively             16,109              32,273
        ($23,100 and $44,263 aggregate liquidation preference, respectively)
     9.73% Cumulative Convertible Series C,
        684,893 and 1,383,532 shares issued and outstanding, respectively             19,631              39,655
        ($28,295 and $54,634 aggregate liquidation preference, respectively)
Common stock, par value $.01 per share,
   100,000,000 shares authorized,
        10,873,903 shares issued and outstanding, respectively                           109                 109
Additional paid-in capital                                                           360,684             364,743
Accumulated other comprehensive loss                                                  (3,882)             (4,832)
Accumulated deficit                                                                 (254,079)           (231,185)
                                                                               ---------------     ---------------
                                                                                     149,846             223,421
                                                                                --------------     ---------------
                                                                               $   1,865,235       $   2,205,735
                                                                               ===============     ===============

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
DYNEX CAPITAL, INC.

Years ended December 31, 2003, 2002 and 2001
(amounts in thousands except share data)

                                                          2003                   2002                  2001
                                                   --------------------  ---------------------  --------------------
Interest income:
   Securitized finance receivables                 $        147,297      $         174,999      $        221,235
   Other investments                                          3,537                  5,673                 6,164
   Securities                                                   773                  1,026                   848
   Other loans                                                  608                    441                   730
                                                   --------------------  ---------------------  --------------------
                                                            152,215                182,139               228,977
                                                   --------------------  ---------------------  --------------------

Interest and related expense:
   Non-recourse securitization financing                    111,056                130,768               173,315
   Senior notes and repurchase agreements                     1,849                  2,132                 6,975
   Other                                                        339                     86                   605
                                                   --------------------  ---------------------  --------------------
                                                            113,244                132,986               180,895
                                                   --------------------  ---------------------  --------------------

Net interest margin before provision for loan                38,971                 49,153                48,082
losses
Provision for loan losses                                   (37,082)               (28,483)              (19,672)
                                                   --------------------  ---------------------  --------------------
Net interest margin                                           1,889                 20,670                28,410

Impairment charges                                          (16,355)               (18,477)              (43,439)
Gain (loss) on sale of investments, net                       1,555                   (150)                 (439)
Trading losses                                                    -                 (3,307)               (3,091)
Other income                                                    436                  1,397                 7,876
General and administrative expenses                          (8,632)                (9,493)              (10,526)
                                                   --------------------  ---------------------  --------------------
Net loss                                                    (21,107)                (9,360)              (21,209)
Preferred stock benefit (charge)                              6,847                 (9,586)                7,717
                                                   --------------------  ---------------------  --------------------
Net loss to common shareholders                    $        (14,260)    $          (18,946)     $        (13,492)
                                                   ====================  =====================  ====================

Net loss per common share :
    Basic and diluted                               $         (1.31)      $          (1.74)     $          (1.18)
                                                   ====================  =====================  ====================

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
DYNEX CAPITAL, INC.

Years ended December 31, 2003, 2002, and 2001
(amounts in thousands except share data)

                                                                             Accumulated       Retained
                                                             Additional         Other          Earnings
                                     Preferred    Common       Paid-in      Comprehensive    (Accumulated
                                       Stock       Stock       Capital      (Loss) Income      Deficit)        Total
====================================------------------------------------------------------------------------------------
Balance at January 1, 2001            $ 127,408   $     114   $ 351,999     $   (44,263)      $  (197,802)    $ 237,456

Comprehensive loss:

Net loss - 2001                               -           -           -               -           (21,209)      (21,209)
Change in net unrealized
gain/(loss) on:
   Investments classified as
   available for sale                         -           -           -          47,561                 -        47,561
                                                                                                            ------------
Total comprehensive loss                                                                                         26,352

Repurchase of preferred stock           (32,820)          -      12,735               -                 -       (20,085)
Dividends on preferred stock                  -           -           -               -            (1,614)       (1,614)
Retirement of common stock                    -          (5)          6               -                 -             1

------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001             94,588         109     364,740           3,298          (220,625)      242,110

Comprehensive loss:

Net loss - 2002                               -           -           -               -            (9,360)       (9,360)
Change in net unrealized
gain/(loss) on:
   Investments classified as
   available for sale                         -           -           -          (3,669)                -        (3,669)
   Hedge instruments                          -           -           -          (4,461)                -        (4,461)
                                                                                                            ------------
Total comprehensive income                                                                                      (17,490)

Conversion of preferred to common            (2)          -           3               -                 -             1
stock
Dividends on preferred stock                  -           -           -               -            (1,200)       (1,200)

------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002             94,586         109     364,743          (4,832)         (231,185)      223,421

Comprehensive loss:

Net loss - 2003                               -           -           -               -           (21,107)      (21,107)
Change in net unrealized
gain/(loss) on:
   Investments classified as
   available for sale                         -           -           -             115                 -           115
   Hedge instruments                          -           -           -             835                 -           835
                                                                                                            ------------
Total comprehensive loss                      -           -           -               -                 -       (20,157)

Repurchase of preferred stock           (47,572)          -      (4,059)              -                 -       (51,631)
Dividends on preferred stock                  -           -           -               -            (1,787)       (1,787)

------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003          $  47,014   $     109   $ 360,684      $   (3,882)      $  (254,079)    $ 149,846
========================================================================================================================

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
DYNEX CAPITAL, INC.

Years ended December 31, 2003, 2002 and 2001
(amounts in thousands except share data)
                                                                        2003             2002             2001
                                                                   ---------------- ---------------- ----------------
Operating activities:
Net loss                                                              $  (21,107)     $   (9,360)      $   (21,209)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for loan losses                                                 37,082           28,483           19,672
Impairment charges                                                        16,355           18,477           43,439
Gain (loss) on sale of investments                                        (1,555)             150              439
Amortization and depreciation                                              3,072            6,446           12,278
Net change in other assets and other liabilities                          (4,031)          (4,266)          17,751
                                                                   ---------------- ---------------- ----------------
Net cash and cash equivalents provided by operating activities            29,816           39,930           72,370
                                                                   ---------------- ---------------- ----------------

Investing activities:

Principal payments received on collateral                                294,785          416,370          595,822
Net (decrease) increase in loans                                           2,980           (2,170)           9,622
Purchase of securities and other investments                             (32,196)        (152,928)          (7,865)
Payments received on securities and other investments                     14,801           19,320           15,609
Proceeds from sales of securities and other investments                    2,937            2,191            3,662
Proceeds from sale of loan production operations                               -                -            8,820
Other                                                                        245             (444)              16
                                                                   ---------------- ---------------- ----------------
Net cash and cash equivalents provided by investing activities           283,552          282,339          625,686
                                                                   ---------------- ---------------- ----------------

Financing activities:

Proceeds from issuance of bonds                                                -          172,898          507,586
Principal payments on bonds                                             (301,573)        (428,027)      (1,107,247)
Repayment of  senior notes                                               (22,030)         (57,994)         (73,052)
Proceeds from recourse debt borrowings                                    23,884                -                -
Retirement of preferred stock                                            (19,552)               -          (20,085)
Dividends paid                                                            (1,787)          (1,199)          (1,614)
                                                                   ---------------- ---------------- ----------------
Net cash and cash equivalents used for financing activities             (321,058)        (314,322)        (694,412)
                                                                   ---------------- ---------------- ----------------
Net (decrease) increase in cash and cash equivalents                      (7,690)           7,947            3,644
Cash and cash equivalents at beginning of period                          15,076            7,129            3,485
                                                                   ---------------- ---------------- ----------------
Cash and cash equivalents at end of period                            $    7,386       $   15,076       $    7,129
                                                                   ================ ================ ================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

December 31, 2003, 2002, and 2001
(amounts in thousands except share and per share data)

NOTE 1 - BASIS OF PRESENTATION

Basis of Presentation

         The accompanying  consolidated  financial statements have been prepared in accordance with the instructions to Form 10-K and include all of the information and notes required by accounting principles generally accepted in the United States of America, hereinafter referred to as "generally accepted accounting principles," for complete financial statements. The consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified real estate investment trust ("REIT") subsidiaries and taxable REIT subsidiary ("Dynex" or the "Company"). All inter-company balances and transactions have been eliminated in consolidation of Dynex.

         The Company believes it has complied with the requirements for qualification as a REIT under the Internal Revenue Code (the "Code"). As such, the Company believes that it qualifies as a REIT, and it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders.

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

         The  Company  uses  estimates  in  establishing   fair  value  for  its
securities as discussed in Note 2.

         The Company also has credit risk on certain investments in its portfolio as discussed in Note 5. An allowance for loan losses has been estimated and established for current existing losses based on management's judgment. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of currently existing credit losses. Provisions made to increase the allowance related to credit risk are presented as provision for loan losses in the accompanying condensed consolidated statements of operations. The Company's actual credit losses may differ from those estimates used to establish the allowance.

         Certain reclassifications have been made to the financial statements for 2002 and 2001 to conform to the presentation for 2003, including the reclassification of the extraordinary gain recorded in the year ended December 31, 2002 pursuant to the adoption of SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." In addition certain basis adjustments were reclassified from securitized finance receivables within assets to non-recourse securitization financing within liabilities on the balance sheet and from interest income to interest expense on the income statement. These remaining unamortized deferred hedging amounts were basis adjustments recorded prior to 2001 which related to financing hedges and are more appropriately recorded as part of the related debt.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Consolidation of Subsidiaries

         The consolidated financial statements represent the Company's accounts after the elimination of inter-company transactions. The Company follows the equity method of accounting for investments with greater than 20 percent and less than a 50 percent interest in partnerships and corporate joint ventures when it is able to influence the financial and operating policies of the investee. For all other investments, the cost method is applied.


Federal Income Taxes

         The Company believes it has complied with the requirements for qualification as a REIT under the Internal Revenue Code (the "Code"). As such, the Company believes that it qualifies as a REIT for federal income tax purposes, and it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders. The Company uses the calendar year for both tax and financial reporting purposes. There may be differences between taxable income and income computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. The Company's estimated taxable income for 2003, excluding net operating losses carried forward from prior years, was $10,844, comprised entirely of ordinary income. Such amounts will be fully offset by tax loss carry-forwards of a similar amount. After utilizing the $10,844 the Company's remaining tax operating loss carry-forwards will be approximately $123,589. Included in the $10,844 is excess inclusion income of $1,000 which is required to be distributed by the Company by the time the Company files its consolidated income tax return in order to maintain its REIT status. The Company intends to make such distribution in accordance with the prescribed requirements.


Investments

         Pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify certain investments considered debt securities as either trading, available-for-sale or held-to-maturity. In certain instances the Company may reclassify investments from available-for-sale to held-to-maturity, but only when it has the intent and the ability to hold such investments to maturity.

         Securitized Finance Receivables. Securitized finance receivables consist of collateral pledged to support the repayment of non-recourse securitization financing issued by the Company. Securitized finance receivables include loans and debt securities consisting of, or secured by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and commercial properties, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. Loans included in securitized finance receivables are reported at amortized cost. An allowance has been established for currently existing losses on such loans. Debt securities included in securitized finance receivables are considered available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income. The basis for any gain/loss on any debt securities sold is computed using the specific identification method. Securitized finance receivables can only be sold subject to the lien of the respective non-recourse securitization financing indenture, unless the related bonds have been redeemed.

         Other Investments. Other investments include unsecuritized delinquent property tax receivables, securities backed by delinquent property tax receivables, and real estate owned. The unsecuritized delinquent property tax receivables are carried at amortized cost. Securities backed by delinquent property tax receivables are classified as held-to-maturity pursuant to the provisions of SFAS No. 115, and are carried at the lower of amortized cost or fair value. Other investments include real estate owned acquired through, or in lieu of foreclosure in connection with the servicing of the delinquent tax lien receivables portfolio. Such investments are considered held for sale and are initially recorded at fair value less cost to sell ("net realizable value") at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the investments are carried at the lower of carrying amount or net realizable value. Revenue and expenses from operations and changes in the valuation allowance related to real estate owned are included in other income (expense).

         Securities. Included in this balance are debt securities, which are considered available-for-sale under SFAS No. 115 and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income. Also included in securities are debt securities, which were reclassified as held-to-maturity and are carried at amortized cost. The basis for any gain/loss on any debt securities sold is computed using the specific identification method.

         Other loans.  Other loans are carried at amortized cost.

         Interest Income. Interest income is recognized when earned according to the terms of the underlying investment and when, in the opinion of management, it is collectible. For loans, the accrual of interest is discontinued when, in the opinion of management, the interest is not collectible in the normal course of business, when the loan is past due and when the primary servicer of the loan fails to advance the interest and/or principal due on the loan. For securities and other investments, the accrual of interest is discontinued when, in the opinion of management, it is possible that all amounts contractually due will not be collected. Loans are considered past due when the borrower fails to make a timely payment in accordance with the underlying loan agreement, inclusive of all applicable cure periods. All interest accrued but not collected for investments that are placed on a non-accrual status or are charged-off is reversed against interest income. Interest on these investments is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Investments are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.


Premiums, Discounts and Hedging Basis Adjustments

         Premiums and discounts on investments and obligations are amortized into interest income or expense, respectively, over the life of the related investment or obligation using the effective yield method. Hedging basis adjustments on associated debt obligations are amortized over the expected remaining life of the debt instrument. If the indenture for a particular non-recourse securitization financing structure provides for a step-up of interest rates on the optional redemption date and the Company has the ability and intent to exercise its call option, then premiums, discounts, and deferred hedging losses are amortized to that optional redemption date. Otherwise, these amounts are amortized over the estimated maturity dates of the securitization.


Debt Issuance Costs

         Costs incurred in connection with the issuance of non-recourse debt and recourse debt are deferred and amortized over the estimated lives of their respective debt obligations using the effective yield method.


Derivative Financial Instruments

         On occasion, the Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures ("Interest Rate Agreements") to manage its sensitivity to changes in interest rates. These interest rate agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. At the inception of the hedge, these instruments are designated as either hedge positions or trading positions using criteria established in SFAS No. 133. If, at the inception of the derivative financial instrument, formal documentation is prepared that describes the risk being hedged, identifies the hedging instrument and the means to be used for assessing the effectiveness of the hedge and if it can be demonstrated that the hedging instrument will be highly effective at hedging the risk exposure, the derivative instrument will be designated as a hedge position and gains and losses on the position will be deferred as a component in other comprehensive income. Otherwise, the derivative will be classified as a trading position.

         For interest rate agreements designated as cash flow hedges, the Company evaluates the effectiveness of these hedges against the financial instrument being hedged. The effective portion of the hedge relationship on an interest rate agreement designated as a cash flow hedge is reported in accumulated other comprehensive income, and the ineffective portion of such hedge is reported in income. Hedges are carried at fair value in the financial statements of the Company.

         As a part of the Company's interest rate risk management process, the Company may be required periodically to terminate hedge instruments. Any basis adjustments or changes in the fair value of hedges recorded in other comprehensive income is recognized into income or expense in conjunction with the original hedge or hedged exposure.

         If the underlying asset, liability or commitment is sold or matures, the hedge is deemed partially or wholly ineffective, or the criteria that was executed at the time the hedge instrument was entered into no longer exists, the interest rate agreement no longer qualifies as a designated hedge. Under these circumstances, such changes in the market value of the interest rate agreement is recognized in current income.

         For Interest rate agreements entered into for trading purposes, realized and unrealized changes in fair value of these instruments are recognized in the consolidated statements of operations as trading income or loss in the period in which the changes occur or when such trade instruments are settled. Amounts receivable from counter-parties, if any, are included on the consolidated balance sheets in other assets.


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

         Fair Value. Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. Estimates of fair value for securities may be based on market prices provided by certain dealers. Estimates of fair value for certain other securities are determined by calculating the present value of the projected cash flows of the instruments using market-based discount rates, prepayment rates and credit loss assumptions. The estimate of fair value for securities pledged as securitized finance receivables is determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those the Company believes would be used by third parties. The discount rate used in the determination of fair value of securities pledged as securitized finance receivables was 16% at December 31, 2003 and 2002. Prepayment rate assumptions at December 31, 2003 and 2002 were generally at a "constant prepayment rate," or CPR, ranging from 30%-50% for 2003, and 30%-45% for 2002, for securitized finance receivables consisting of securities backed by single-family mortgage loans, and a CPR equivalent of 9%-10% for 2003 and 11% for 2002, for securitized finance receivables consisting of securities backed by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary for each series of securitized finance receivables, depending on the collateral pledged.

         Estimates of fair value for financial instruments are based primarily on management's judgment. Since the fair value of the Company's financial instruments is based on estimates, actual fair values recognized may differ from those estimates recorded in the consolidated financial statements. The fair value of all financial instruments is presented in Note 11.

         Allowance for Loan Losses. The Company has credit risk on loans pledged in securitization financing transactions and classified as securitized finance receivables in its investment portfolio. An allowance for loan losses has been estimated and established for currently existing probable losses to the extent losses are borne by the Company under the terms of the securitization transaction. Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience. Where loans are considered homogeneous, the allowance for losses are established and evaluated on a pool basis. Otherwise, the allowance for losses is established and evaluated on a loan-specific basis. Provisions made to increase the allowance as a current period expense to operations. Generally, the Company considers manufactured housing loans to be impaired when they are 30-days past due. The Company also provides an allowance for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired based on default trends, current market conditions and empirical observable performance data on the loans. Single-family loans are considered impaired when they are 60-days past due. Commercial mortgage loans are evaluated on a loan by loan basis for impairment. Generally, commercial mortgage loans with a debt service coverage ratio less than 1:1 are considered impaired. Based on the specific details of a loan, loans with a debt service coverage ratio greater than 1:1 may be considered impaired; conversely, loans with a debt service coverage ratio less than 1:1 may not be considered impaired. A range of loss severity assumptions are applied to these impaired loans to determine the level of reserves necessary for these loans. Certain of the commercial mortgage loans are covered by loan guarantees that limit the Company's exposure on these loans. The level of allowance for loan losses required for these loans is reduced by the amount of applicable loan guarantees. The Company's actual credit losses may differ from those estimates used to establish the allowance.

         Impairments. The Company evaluates all securities in its investment portfolio for other-than-temporary impairments. A security is generally defined to be other-than-temporarily impaired if for a maximum period of three consecutive quarters the carrying value of such security exceeds its estimated fair value and the Company estimates, based on projected future cash flows or other fair value determinants, that the carrying value is not likely to exceed fair value in the foreseeable future. If an other-than-temporary impairment is deemed to exist, the Company records an impairment charge to adjust the carrying value of the security down to its estimated fair value. In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.

         The Company considers an investment to be impaired if the fair value of the investment is less than its recorded cost basis. Impairments of other investments are considered other-than-temporary when the Company determines that the collection trends indicate the investment is not recoverable. The impairment recognized on other investments is the difference between the book value of the investment and the expected collections less collection costs.

         Mortgage-Related Securities. Income on certain mortgage-related securities is accrued using the effective yield method based upon estimates of future cash flows to be received over the estimated remaining lives of the related securities. Reductions in carrying value are made when the total projected cash flow is less than the Company's basis, based on either the dealers' prepayment assumptions or, if it would accelerate such adjustments, management's expectations of interest rates and future prepayment rates. In some cases, mortgage-related securities may also be placed on non-accrual status.


Stock-Based Compensation

         The Company has elected to account for stock-based compensation under the intrinsic method. Stock options granted by the Company are in the form of Stock Appreciation Rights (SARs). The strike price of the SAR equals the market price of the Company's common stock at the time of the grant. Compensation expense is recorded to the extent that the market price of the common stock of the Company exceeds the strike price of the SARs and is adjusted from period-to-period as the market price of the common stock changes.


Securitization Transactions

         The Company securitizes loans and securities in a securitization financing transaction by transferring financial assets to a wholly-owned trust, and the trust issues non-recourse bonds pursuant to an indenture. Generally, the Company retains some form of control over the transferred assets, and/or the trust is not deemed to be a qualified special purpose entity. In instances where the trust is deemed not to be a qualified special purpose entity, the trust is included in the consolidated financial statements of the Company. A transfer of financial assets in which the Company surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets are received in exchange. For accounting and tax purposes, the loans and securities financed through the issuance of bonds in a securitization financing transaction are treated as assets of the Company, and the associated bonds issued are treated as debt of the Company as securitization financing. The Company may retain certain of the bonds issued by the trust, and the Company generally will transfer collateral in excess of the bonds issued. This excess is typically referred to as over-collateralization. The securitization financing structure includes optional redemption provisions which allow the Company to redeem the financing at its option prior to its maturity date. If the Company does not exercise its option, the interest rates on the bonds issued will increase on rate by 0.3 % to 2.00%.


Recent Accounting Pronouncements

         In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". Effective January 1, 2003, SFAS No. 145 requires gains and losses from the extinguishment or repurchase of debt to be classified as extraordinary items only if they meet the criteria for such classification in APB Opinion No.
30. Until January 1, 2003, gains and losses from the extinguishment or repurchase of debt must be classified as extraordinary items, as Dynex has done. After January 1, 2003, any gain or loss resulting from the extinguishment or repurchase of debt classified as an extraordinary item in a prior period that does not meet the criteria for such classification under APB Opinion No. 30 must be reclassified. The Company adopted this statement on January 1, 2003. The adoption of SFAS No. 145 has not had a material impact on its financial position or results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Effective January 1, 2003, SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This SFAS applies to activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 has not had a material impact on its financial position or results of operations.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement is effective for financial instruments entered into or modified after May 31, 2003; and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, which are subject to the provisions of this Statement for the first fiscal period beginning after December 15, 2003. This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 128, "Earnings per Share," to establish standards outlining how to classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires that certain financial instruments that were previously classified as equity now be classified as a liability (or, in some circumstances, as an asset). The Company's adoption of SFAS No. 150 in July 2003 has not had a significant impact on its financial position, results of operations, or cash flows.

         On November 25, 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No.

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

         In December 2003, the FASB re-issued FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as revised, which addresses consolidation of variable interest entities. FIN No. 46 expands the criteria for considering whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, special purpose entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 has not had a material effect on the Company's results of operations, cash flows or financial position.

         In November 2003, the FASB reached a consensus in the Emerging Issues Task Force (EITF) No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" that certain quantitative and qualitative disclosures should be required for securities accounted for under Statement 115 and FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In December 2003, the Company adopted the guidance set forth in EITF No. 03-1, which has had no material effect on the Company's results of operations, cash flows or financial position.

         In December 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Professional Accountants (AICPA) issued Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all non-governmental entities, including not-for-profit organizations. SOP No. 03-3 does not apply to loans originated by the entity. The Company is reviewing the implications of SOP No. 03-3 but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.


NOTE 3 - SUBSEQUENT EVENTS

         On January 8, 2004, the Company announced its intention to initiate a recapitalization of the Company through an offer to its preferred shareholders to exchange outstanding shares of Series A preferred stock, Series B preferred stock, and Series C preferred stock for Senior Notes due March 2007, and to convert the remaining shares of Series A preferred stock, Series B preferred stock, and Series C preferred stock into a new Series D preferred stock. The recapitalization plan will require the approval of two-thirds of the outstanding shares of each Series of preferred stock, by Series, and the approval of a majority of the common shareholders. The Company has filed a preliminary Schedule TO in connection with the exchange offer and preliminary proxy statements for the solicitation of votes from the holders of the preferred stock and the holders of the common stock. If the recapitalization is completed, the three existing classes of Series A, Series B and Series C preferred stock would be eliminated, and the accumulated dividend arrearages on those shares would also be eliminated.

         On February 12, 2004, the Company announced its intention to redeem its remaining, outstanding $10.0 million of February 2005 Senior Notes in conjunction with its regular quarterly payment in March 2004. The redemption of the Senior Notes in part is a result of the proposed recapitalization of the Company.


NOTE 4 - SECURITIZED FINANCE RECEIVABLES

         The following table summarizes the components of securitized finance receivables as of December 31, 2003 and 2002.

------------------------------- ----------------------- ------------------------
                                          2003                      2002
------------------------------- ----------------------- ------------------------
Loans, at amortized cost         $      1,561,977         $      1,812,702
Allowance for loan losses                 (43,364)                 (25,448)
------------------------------- ----------------------- ------------------------
Loans, net                              1,518,613                1,787,254
Debt securities, at fair value            255,580                  328,674
------------------------------- ----------------------- ------------------------
                                 $      1,774,193         $      2,115,928
------------------------------- ----------------------- ------------------------

         The  following  table  summarizes  the  amortized  cost  basis,   gross
unrealized gains and losses and estimated fair value of debt securities pledged as securitized finance receivables as of December 31, 2003 and 2002.

----------------------------------- ----------------------- --------------------
                                                 2003                 2002
----------------------------------- ----------------------- --------------------
Debt securities, at amortized cost   $        255,462        $        328,375
Gross unrealized gains                            118                     322
Gross unrealized losses                             -                     (23)
----------------------------------- ----------------------- --------------------
Estimated fair value                 $        255,580        $        328,674
----------------------------------- ----------------------- --------------------

         The components of securitized finance receivables at December 31, 2003 and 2002 are as follows:

------------------------------- ------------------------------------------ -------------------------------------------------
                                                  2003                                           2002
------------------------------- ------------------------------------------ -------------------------------------------------
                                  Loans, net        Debt           Total        Loans, net         Debt           Total
                                                 Securities                                     Securities
------------------------------- --------------- -------------- --------------- -------------- --------------- --------------
Collateral:
     Commercial                  $   758,144     $       -      $   758,144     $   777,509    $       -       $   777,509
     Manufactured housing            491,230       172,847          664,077         558,310      196,424           754,734
     Single-family                   317,631        80,468          398,099         481,308      129,395           610,703
                                --------------- -------------- --------------- -------------- --------------- --------------
                                   1,567,005       253,315        1,820,320       1,817,127      325,819         2,142,946
Allowance for loan losses            (43,364)            -          (43,364)        (25,448)           -           (25,448)
Funds held by trustees                   131           147              278             140          515               655
Accrued interest receivable            9,878         1,594           11,472          11,741        2,120            13,861
Unamortized premiums and
    discounts, net                   (15,037)          406          (14,631)        (16,306)         (79)          (16,385)
Unrealized gain, net                       -           118              118               -          299               299
------------------------------- --------------- -------------- --------------- -------------- --------------- --------------
                                 $ 1,518,613     $ 255,580      $ 1,774,193     $ 1,787,254    $ 328,674       $ 2,115,928
------------------------------- --------------- -------------- --------------- -------------- --------------- --------------

All of the securitized finance receivables are encumbered by non-recourse securitization financing (see Note 9)

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

         The Company reserves for credit risk where it has exposure to losses on loans in its securitized finance receivables portfolio. The allowance for loan losses is included in securitized finance receivables in the accompanying consolidated balance sheets. The following table summarizes the aggregate activity for the allowance for loan losses for the years ended December 31, 2003, 2002 and 2001:

--------------------------------- ------------- ------------- ------------------
                                       2003          2002           2001
--------------------------------- ------------- ------------- ------------------
Allowance at beginning of year     $  25,472     $  21,508     $    26,903
Provision for loan losses             37,082        28,483          19,672
Credit losses, net of recoveries     (19,190)      (24,519)        (25,067)
--------------------------------- ------------- ------------- ------------------
Allowance at end of year           $  43,364     $  25,472     $    21,508
--------------------------------- ------------- ------------- ------------------

         The Company continues to experience unfavorable results in its manufactured housing loan portfolio in terms of elevated delinquencies and loss severity on repossessed units. For the year 2003, the Company added $37,082 in provisions for loan losses, $31,019 of which relate to the manufactured housing loan portfolio and $6,063 related to its commercial mortgage loan portfolio. Included in this amount is $13,819 in provision for loan losses recorded in 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. Previously, the Company had not considered current loans to be impaired under generally accepted accounting principles and therefore had not previously provided for these loans. Continued worsening trends in both the industry as a whole and the Company's pools of manufactured housing loans prompted the Company to prepare extensive analysis on these pools of loans. The Company has not originated any new manufactured housing loans since 1999, and has extensive empirical data on the historical performance of this static pool of loans. The Company analyzed performance and default activity for loans that were current at various points in time over the last 36 months, and based on that analysis, identified default trends on these loans. The Company also considered current market conditions in this analysis, with the expectation that these market conditions would continue for the foreseeable future. Given this new observable data, the Company now believes the inclusion of amounts in the provision for loan losses for loans which are current as to payment is an appropriate application of the definition of impairment within generally accepted accounting principles, and has accounted for the amount as a change in accounting estimate and accordingly recorded the amount as additional provision for loan losses. In some cases, the aggregate loss exposure may be increased by the use of surplus cash or cash reserve funds contained within the security structure to cover losses.

         Loan losses on commercial mortgage loans are estimated based on several factors including the debt service coverage ratio and estimated loss severities for each loan. The $6,063 of additions to loan loss reserves on impaired commercial loans reflects an amount necessary to provide for the aggregate level of expected losses in 2003. The following table presents certain information on commercial mortgage loans that the Company has determined to be impaired.

------------- ------------------------------ ------------------------------ ------------------------------
                                              Amount for Which There is a   Amount for Which There is no
              Total Recorded Investment in   Related Allowance for Credit   Related Allowance for Credit
December 31,         Impaired Loans                     Losses                         Losses
------------- ------------------------------ ------------------------------ ------------------------------
    2003              $  191,484                      $  10,861                     $  180,623
    2002                 160,563                          4,748                        155,815
    2001                 167,588                          6,090                        161,498
------------- ------------------------------ ------------------------------ ------------------------------

         Of the amounts included in the Recorded Investment in Impaired Loans in the table above, approximately $90,088 and $91,690 for 2003 and 2002, respectively, is covered by loss guarantees from a `AAA-rated' third-party insurance company. The aggregate amount of losses covered by these guarantees is $28,739.

NOTE 6 - OTHER INVESTMENTS

         The following table summarizes the Company's other investments for the years ended December 31, 2003 and 2002:

-------------------------------------------------- ------------- ---------------
                                                        2003           2002
-------------------------------------------------- ------------- ---------------
 Delinquent property tax receivables and security  $   34,939     $   48,932
 Real estate owned                                      2,960          5,251
 Other                                                      4            139
-------------------------------------------------- ------------- ---------------
                                                   $   37,903     $   54,322
-------------------------------------------------- ------------- ---------------

         At December 31, 2003 and 2002, the Company has real estate owned with a current carrying value of $2,960 and $5,251, respectively, resulting from foreclosures on delinquent property tax receivables. At December 31, 2003, the Company has discontinued the accrual of interest on delinquent property tax receivables and security. Cash collections on these delinquent property tax receivables amounted to $12,317 and $16,602 during 2003 and 2002, respectively.


NOTE 7 - SECURITIES

         The following table summarizes the Company's amortized cost basis and fair value of securities, all of which are classified as available-for-sale, as of December 31, 2003 and 2002, and the related average effective interest rates:

---------------------------------------------------- ---------------------------------- -----------------------------------
                                                                   2003                                2002
---------------------------------------------------- ---------------------------------- -----------------------------------
                                                           Fair           Effective           Fair           Effective
                                                           Value        Interest Rate         Value        Interest Rate
----------------------------------------------------- ---------------- ----------------- ---------------- -----------------
Securities:
Fixed-rate mortgage securities, available-for-sale         $29,713           14.0%             $1,267           81.4%
Mortgage-related securities, available-for-sale                 54           12.7%              3,770            9.1%
----------------------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                            29,767                              5,037
Gross unrealized gains                                         517                                935
Gross unrealized losses                                       (810)                            (1,408)
----------------------------------------------------- ---------------- ----------------- ---------------- -----------------
Securities, available-for-sale                              29,474                              4,564
Asset-backed security, held-to-maturity                        801                              1,644
----------------------------------------------------- ---------------- ----------------- ---------------- -----------------
                                                       $    30,275                        $     6,208
----------------------------------------------------- ---------------- ----------------- ---------------- -----------------

         In 2002, securities with little or no remaining recorded investment were receiving interest payments which caused an unusually large effective interest rate for the aggregate securities balance. In August 2002, a $119 loss recovery on a loan with no basis was recognized as income.

         Sale of investments. Proceeds from sales of securities totaled $482, none, and $734 in 2003, 2002 and 2001, respectively. Gross gains of $715, none, and $159 and gross losses of $26, none, and $79 were realized on those sales in 2003, 2002 and 2001, respectively. Other comprehensive income/loss changed by $149, none and $(12) in 2003, 2002, and 2001. During 2003, several securities, for which the Company owned a right to interest only strips, were called and redeemed, the security structure was collapsed and the loans were sold. As the interest only strips had no unpaid principal balance within the security structure, none of the proceeds from the sale was attributable to those securities. Therefore, the Company wrote-off its investment in the interest only strip resulting in the losses disclosed above.

         Unrealized gain/loss on securities. At December 31, 2003, unrealized gains on securities were $517 and unrealized losses were $810. All of the $810 of unrealized losses are less than twelve months old.

NOTE 8 - OTHER LOANS

         The  following  table  summarizes  the  Company's   carrying  basis  in
available-for-sale loans at December 31, 2003 and 2002, respectively.

--------------------------------------------------------------------------------
                                               2003                2002
--------------------------------------------------------------------------------
Single-family mortgage loans                $    5,560          $    6,386
Multifamily and commercial mortgage loans        2,912               2,950
--------------------------------------------------------------------------------
                                                 8,472               9,336
Unamortized discounts                             (168)                (48)
--------------------------------------------------------------------------------
                                            $    8,304          $    9,288
--------------------------------------------------------------------------------


NOTE 9 - NON-RECOURSE SECURITIZATION FINANCING

         The Company, through limited-purpose finance subsidiaries, has issued bonds pursuant to indentures in the form of non-recourse securitization financing. Each series of securitization financing may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on securitized finance receivables and any reinvestment income thereon are used to make payments on the securitization financing (see Note 4). The obligations under the securitization financings are payable solely from the securitized finance receivables and are otherwise non-recourse to the Company. The stated maturity date for each class of bonds is generally calculated based on the final scheduled payment date of the underlying collateral pledged. The actual maturity of each class will be directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption at the Company's option according to specific terms of the respective indentures, generally when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds, or on a specific date. As a result, the actual maturity of any class of a series of securitization financing is likely to occur earlier than its stated maturity. If the Company does not exercise its option to redeem a class or classes of bonds when it first has the right to do so, the interest rates on the bonds not redeemed will automatically increase from 0.30% to 2.00%. Two series of bonds, with principal balances at December 31, 2003 of $204,491 and $242,443, respectively, will reach their optional redemption dates in March 2004 and September 2004.

         The Company may retain certain bond classes of securitization financing issued, including investment grade classes, financing these retained bonds with equity. Total investment grade bonds at December 31, 2003 and 2002 were $20,000 and carried a rating of `BBB' as rated by a nationally recognized ratings agency. As these limited-purpose finance subsidiaries are included in the consolidated financial statements of the Company, such retained bonds are eliminated in the consolidated financial statements, while the associated repurchase agreements outstanding, if any, are included as recourse debt.

         The components of non-recourse securitization financing along with certain other information at December 31, 2003 and 2002 are summarized as follows:

--------------------------------------- ----------------------------------------------- -----------------------------------
                                                             2003                                      2002
--------------------------------------- ----------------------------------------------- -----------------------------------
                                         Bonds Outstanding    Range of Interest    Bonds Outstanding    Range of Interest
                                                                    Rates                                     Rates
--------------------------------------- -------------------- -------------------- -------------------- --------------------
Variable-rate classes                       $   536,381      1.4% - 2.8%              $   766,403      1.7% - 3.0%
Fixed-rate classes                            1,141,186      6.3% - 11.5%               1,212,738      6.2% - 11.5%
Accrued interest payable                          7,413                                     7,944
Deferred bond issuance costs                     (4,428)                                   (7,522)
Deferred hedge losses                           (29,945)                                  (32,569)
Unamortized net bond premium                     29,223                                    33,708
--------------------------------------- -------------------- -------------------- -------------------- --------------------
                                            $ 1,679,830                               $ 1,980,702
                                        2,013,271                                 2,013,271
--------------------------------------- -------------------- -------------------- -------------------- --------------------

Range of stated maturities                   2009-2033                                 2009-2033
Estimated weighted average life              5.0 years                                 5.1 years
Number of series                                20                                        22
--------------------------------------- -------------------- -------------------- -------------------- --------------------

         The variable rate classes are based on one-month London InterBank Offered Rate (LIBOR). At December 31, 2003, the weighted-average effective rate of the variable-rate classes was 1.6%, and the weighted-average effective rate of fixed rate classes was 7.5%. The average effective rate of interest for non-recourse securitization financing was 6.2%, 6.1%, and 6.7%, for the years ended December 31, 2003, 2002, and 2001, respectively.


NOTE 10 - REPURCHASE AGREEMENTS AND SENIOR NOTES

         The Company utilizes repurchase agreements to finance certain of its investments. The Company also issued senior unsecured notes due February 2005, (the "February 2005 Senior Notes"), in connection with a tender offer on preferred stock completed in February 2003 (see Note 13). The following table summarizes the Company's amounts outstanding and the weighted-average annual rates at December 31, 2003:

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                Weighted-          Market
                                                 Average            Value
                                Amount           Annual              of
                               Outstanding        Rate            Collateral
--------------------------- ---------------- --------------- -------------------
Repurchase agreements        $     23,884         1.79%         $     26,517
February 2005 Senior Notes         10,049         9.53%                    -
--------------------------- ---------------- --------------- -------------------
                             $     33,933         4.07%         $     26,517
--------------------------- ---------------- --------------- -------------------

         The repurchase agreements mature monthly and bear interest at a spread of 0.24% on a weighted-average basis to one-month LIBOR. The repurchase agreements are secured by fixed-rate mortgage securities.

        The "February 2005 Senior Notes" were issued in connection with a tender offer on the Company's Preferred Stock in February 2003. Principal payments in the amount of $4,010, along with interest payments at a rate of 9.50% per annum, are due quarterly beginning May 2003, with final payment due on February 28, 2005. The Company at its option can prepay the February 2005 Senior Notes in whole or in part, without penalty, at any time. The Company redeemed $10,000 of the February 2005 Senior Notes in August 2003, and announced its intention to fully redeem the remaining amount of the notes in March 2004. The February 2005 Senior Notes prohibit distributions on the Company's capital stock until they are fully repaid, except distributions necessary for the Company to maintain REIT status.


NOTE 11 - FAIR VALUE AND ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires the disclosure of the estimated fair value of on-and off-balance-sheet financial instruments. The following table presents the recorded basis and estimated fair values of the Company's financial instruments as of December 31, 2003 and 2002:

---------------------------------------- ------------------------------------- -----------------------------------------------
                                                         2003                                       2002
                                         ------------------------------------- -----------------------------------------------
                                              Recorded                Fair               Recorded                Fair
                                                Basis                Value                 Basis                Value
---------------------------------------- -------------------- --------------------- -------------------- ---------------------
Assets:
  Securitized finance receivables
     Loans, net                           $ 1,518,613          $ 1,572,038           $ 1,787,254          $ 1,831,990
     Debt securities                          255,462              255,580               328,375              328,674
                                         -------------------- --------------------- -------------------- ---------------------
  Securitized finance receivables           1,774,075            1,827,618             2,115,629            2,160,664
  Other investments                            34,943               23,714                49,071               40,701
  Securities                                   30,568               30,275                 6,681                6,208
  Other loans                                   8,304               10,258                 9,288                9,328
Liabilities:
  Non-recourse securitization financing
                                            1,679,830            1,741,385             1,980,702            2,061,697
  Repurchase agreements                        23,884               23,884
  Senior Notes                                 10,049               10,049                     -                    -
---------------------------------------- -------------------- --------------------- -------------------- ---------------------

         Estimates of fair value for securitized finance receivables are determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those the Company believes would be used by third parties. The discount rate used in the determination of fair value of securities pledged as securitized finance receivables was 16% at December 31, 2003 and 2002. Prepayment rate assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary for each series of securitized finance receivables, depending on the collateral pledged. Estimates of fair value for other investments are determined by calculating the present value of the projected net cash flows, inclusive of the estimated cost to service these investments. Estimates of fair value for securities are based principally on market prices provided by certain dealers. Non-recourse securitization financing are both floating and fixed-rate, and fair value is determined for fixed-rate financing based on estimated current market rates for similar instruments. For the Senior Notes, as they will be fully redeemed in March 2004, the fair value was determined as the current principal amount outstanding.


Derivative Financial Instruments

         In June 2002, the Company entered into an interest rate swap which matures on June 28, 2005, to mitigate its interest rate risk exposure on $100,000 in notional value of its variable rate non-recourse securitization financing, which finance a like amount of fixed rate assets. Under the agreement, the Company pays interest at a fixed rate of 3.73% on the notional amount and will receive interest based on one month LIBOR on the same amount. This contract has been treated as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of accumulated other comprehensive income. During the year ended December 31, 2003, the Company recognized $1,046 in other comprehensive income on this hedge instrument and incurred $2,530 of interest expense related to net payments made on this position. At December 31, 2003 and 2002, the aggregate accumulated other comprehensive loss on this hedge instrument was $2,938 and $3,984, respectively. As the repricing dates, interest rate indices and formulae for computing net settlements of the interest rate swap agreement match the corresponding terms of the underlying non-recourse securitization financing being hedged, no ineffectiveness is assumed on this agreement and, accordingly, any prospective gains or losses are included in other comprehensive income until such time as the interest rate swap payments are settled. Over the next twelve months, the Company expects to reclassify $2,316 of this other comprehensive loss to interest expense.

         In October 2002, the Company entered into a synthetic three-year amortizing interest-rate swap (using Eurodollar Futures contracts) with an initial notional balance of approximately $80,000 to mitigate its exposure to rising interest rates on a portion of its variable rate non-recourse securitization financing, which finance a like amount of fixed rate assets. This contract is accounted for as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of other comprehensive income. At December 31, 2003, the current notional balance of the amortizing synthetic swap was $40,000, and the remaining weighted-average fixed-rate payable by the Company under the terms of the synthetic swap was 3.24%. During 2003, the Company recognized $211 in other comprehensive loss for the synthetic interest-rate swap, which includes unamortized losses, and incurred $351 of interest expense related to net payments made on this position. At December 31, 2003 and 2002, the aggregate accumulated other comprehensive loss on this hedge instrument was $688 and $477, respectively. The Company evaluated hedge effectiveness and determined that there was no material ineffectiveness to reflect in earnings. Assuming no change in Eurodollar rates from December 31, 2003, over the next twelve months, the Company expects to reclassify $530 into earnings.

         The following tables summarize the Company's derivative positions at December 31, 2003:

------------------- --------------------- -------------------- -----------------
                           Notional                Fair               Average
                            Amount                Value              in Years
                    --------------------- -------------------- -----------------
Interest Rate Swap    $      100,000        $     (2,938)              1.50
Eurodollar Futures            40,000                (688)              0.96
------------------- --------------------- -------------------- -----------------
Total derivatives     $      140,000        $     (3,626)              1.46
------------------- --------------------- -------------------- -----------------

---------------------------- ---------------- ---------------- -----------------
                              1 Year or Less    1 to 2 Years         Total
                             ---------------- ---------------- -----------------
Notional Amount Expiration
  Interest Rate Swap           $          -     $     100,000    $   100,000
  Eurodollar Futures                 20,000            20,000         40,000
---------------------------- ---------------- ---------------- -----------------

Weighted Average Pay Rate
  Interest Rate Swap               3.73%            3.73%            3.73%
  Eurodollar Futures               3.07%            3.76%            3.24%
---------------------------- ---------------- ---------------- -----------------


NOTE 12 - LOSS PER SHARE

         The following table reconciles the numerator and denominator for both the basic and diluted EPS for the years ended December 31, 2003, 2002, and 2001.

------------------------------- ------------------------------- ------------------------------ -------------------------------
                                              2003                          2002                            2001
------------------------------- --------------- --------------- --------------- -------------- --------------- ---------------
                                               Weighted-Average                Weighted-Average               Weighted-Average
                                    Income        Number of         Income        Number of        Income        Number of
                                    (loss)          Shares          (loss)         Shares          (loss)          Shares
------------------------------- --------------- --------------- --------------- -------------- --------------- ---------------
Net loss                          $(21,107)                       $ (9,360)                     $ (21,209)
Preferred stock benefit              6,847                          (9,586)                         7,717
(charge)
                                --------------- --------------- --------------- -------------- --------------- ---------------
Net loss available to common

   shareholders                   $(14,260)        10,873,903     $(18,946)       10,873,871    $ (13,492)       11,430,471
                                =============== =============== =============== ============== =============== ===============

Net loss per share:
     Basic and diluted EPS                        $      (1.31)                     $  (1.74)                     $   (1.18)
                                                ===============                 ==============                 ===============


Dividends and potentially
   anti-dilutive common
   shares assuming conversion
   of preferred stock:                              Shares                          Shares                         Shares
                                                ---------------                 ---------------                ---------------
     Series A                     $  1,252            287,083     $  2,321            496,019     $  1,301         591,535
     Series B                        1,745            399,903        3,226            689,354        1,510         845,827
     Series C                        2,170            398,912        4,039            691,766        2,207         835,986
Expense and incremental                  -             20,164           -              15,346            -               -
   shares of stock
   appreciation rights
                                  $  5,167          1,106,062     $  9,586          1,892,485     $  5,018       2,273,348

------------------------------- --------------- --------------- --------------- --------------- -------------- ---------------

         In 2003, 2002 and 2001, the Company did not issue any shares of common stock. In 2003 and 2002, the Company did not retire any shares of common stock. In 2001, the Company retired 570,246 shares received in connection with the termination of a merger agreement with a third-party.


NOTE 13 - PREFERRED STOCK

         The following table presents a summary of the Company's issued and outstanding preferred stock:

----------------------------------------------------------------------------------------------------------------------------
                                                                     Issue Price          Dividends Paid Per Share
                                                                                  ------------------------------------------
                                                                      Per share        2003         2002          2001
----------------------------------------------------------------------------------------------------------------------------
Series A 9.75% Cumulative Convertible Preferred Stock ("Series A")      $24.00        $0.8775      $0.2925       $0.2925
Series B 9.55% Cumulative Convertible Preferred Stock ("Series B")      $24.50        $0.8775      $0.2925       $0.2925
Series C 9.73% Cumulative Convertible Preferred Stock ("Series C")      $30.00        $1.0950      $0.3651       $0.3649
----------------------------------------------------------------------------------------------------------------------------

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

         In the event of liquidation, the holders of all series of preferred stock will be entitled to receive out of the assets of the Company, prior to any such distribution to the common shareholders, the issue price per share in cash, plus any accrued and unpaid dividends. For purposes of determining net income
(loss) to common shareholders used in the calculation of earnings (loss) per share, preferred stock charge includes the current period dividend accrual amount for the Preferred Stock outstanding for the years ended December 31, 2003, 2002 and 2001 of $5,166, $9,586, and $5,018, respectively. As of December
31, 2003, 2002, and 2001, the total amount of dividends-in-arrears was $18,466, $31,157, and $22,771, respectively. Individually, the amount of dividends-in-arrears on the Series A, the Series B and the Series C was $4,476 ($9.07 per Series A share), $6,240 ($9.07 per Series B share) and $7,750 ($11.32 per Series C share), respectively.

         On February 28, 2003, the Company completed a tender offer for shares of its Series A, Series B and Series C Preferred Stock. The Company purchased for cash 188,940 shares of its Series A Preferred Stock, 272,977 shares of its Series B Preferred Stock and 268,792 shares of its Series C Preferred Stock for a total cash payment of $19,286, and incurred $267 of fees and charges to complete the tender offer. In addition, the Company exchanged $32,079 of February 2005 Senior Notes for an additional 309,503 shares of Series A Preferred Stock, 417,541 shares of Series B Preferred Stock and 429,847 shares of Series C Preferred Stock. The tender offer resulted in a Preferred Stock benefit of $12,014 comprised of the elimination of dividends-in-arrears of $16,073 for the shares tendered, less the premium paid on the Preferred Stock in excess of the book value of such Preferred Stock of $4,059, has been included in the accompanying financial statements as an addition to net income available to common shareholders in the line item captioned Preferred Stock benefit (charges).


NOTE 14 -IMPAIRMENT CHARGES

         Impairment charges for 2003, 2002, and 2001 were $16,355, $18,477 and $43,439, respectively. Impairment charges include other-than-temporary impairment of debt securities of $5,494, $15,563 and $15,840 for 2003, 2002 and 2001, respectively, arising from deteriorating market values of securities backed by manufactured housing loans. Impairment charges for 2002 also included $1,883 for the adjustment to the lower of cost or market for certain delinquent single-family mortgage loans acquired in 2002 which at that time were considered as held-for-sale. During 2003, 2002 and 2001, the Company incurred other-than-temporary impairment charges of $7,349, none and $25,802, respectively, on its investment in delinquent property tax receivables and valuation adjustments of $3,015, $1,064 and $1,797, respectively, for related real estate owned. These impairments arose from revised projections of collections on the delinquent property tax receivable portfolio and lower expected recoveries on real estate owned.


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

         The Company issued 30,000 SARs to an executive during 2001 at an exercise price of $2.00 and which vested 100% at the earlier of (i) June 30, 2002 or (ii) the termination of the executive by the Company without cause. Those SARs were not exercised in 2003. This SARs contract expires on June 30, 2004.

         The Company incurred expense of $38, $85 and none for SARs and DERs related to the Employee Incentive Plan during 2003, 2002 and 2001, respectively.

         The following table presents a summary of the SARs activity for both the Employee Incentive Plan and the Board Incentive Plan.

---------------------------------------- -----------------------------------------------------------------------------------
                                                                      Year ended December 31,
---------------------------------------- -----------------------------------------------------------------------------------
                                                    2003                        2002                        2001
---------------------------------------- --------------------------- --------------------------- ---------------------------
                                                        Weighted-                   Weighted-                   Weighted-
                                            Number       Average        Number       Average        Number       Average
                                              Of         Exercise         Of         Exercise         Of         Exercise
                                            Shares        Price         Shares        Price         Shares        Price
---------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
SARs outstanding at beginning of year          30,000    $ 2.00          30,000      $ 2.00               -      $     -
SARs granted                                        -         -               -          -            30,000        2.00
SARs forfeited or redeemed                          -         -               -          -                 -           -
SARs exercised                                      -         -               -          -                 -           -
---------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
SARs outstanding at end of year                30,000      2.00          30,000       2.00            30,000        2.00
SARs vested and exercisable                    30,000    $ 2.00          30,000      $2.00                 -     $     -
---------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------


Employee Savings Plan

         The Company provides an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Employee Savings Plan allows eligible employees to defer up to 25% of their income on a pretax basis. The Company matches the employees' contribution, up to 6% of the employees' eligible compensation. The Company may also make discretionary contributions based on the profitability of the Company. The total expense related to the Company's matching and discretionary contributions in 2003, 2002, and 2001 was $136, $127 and $91, respectively. The Company does not provide post employment or post retirement benefits to its employees.


401(k) Overflow Plan

         During 1997, the Company adopted a non-qualifying overflow plan which covers employees who have contributed to the Employee Savings Plan the maximum amount allowed under the Internal Revenue Code. The excess contributions are made to the overflow plan on an after-tax basis. However, the Company partially reimburses employees for the effect of the contributions being made on an after-tax basis. The Company matches the employee's contribution up to 6% of the employee's eligible compensation. The total expense related to the Company's reimbursements in 2003, 2002, and 2001 was none, $11, and $21, respectively.


NOTE 16 - COMMITMENTS AND CONTINGENCIES

         The Company makes various representations and warranties relating to the sale or securitization of loans. To the extent the Company were to breach any of these representations or warranties, and such breach could not be cured within the allowable time period, the Company would be required to repurchase such loans, and could incur losses. In the opinion of management, no material losses are expected to result from any such representations and warranties and, therefore, have not been accrued for as a liability.

         As of December 31, 2003, the Company is obligated under non-cancelable operating leases with expiration dates through 2007. Rent and lease expense under those leases was $489, $442, and $444, respectively in 2003, 2002, and 2001. The future minimum lease payments under these non-cancelable leases are as follows: 2004--$473, 2005--$243, 2006--$120, and 2007--$79, thereafter---$0;
aggregate----$915.


NOTE 17 - LITIGATION

         GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. In August 2003, the Pennsylvania legislature signed a bill amending and clarifying certain provisions of the Pennsylvania statute governing GLS' right to the collection of certain interest, costs and expenses. The law is retroactive to 1996, and amends and clarifies that as to items (ii)-(iv) noted above by the Supreme Court, that GLS can charge a full month's interest on a partial month's delinquency, that GLS can charge the taxpayer for legal fees, and that GLS can charge certain fees and costs to the taxpayer at redemption. The issues remanded back to the Trial Court are currently on hold as the Court addresses the challenge made to the retroactive components of the legislation. The test case being used to decide this issue is one that is unrelated to GLS. Briefs are currently being filed on this case.

         The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., were defendants in state court in Dallas County, Texas in the matter of Basic Capital Management et al (collectively, "BCM" or "the Plaintiffs") versus Dynex Commercial, Inc. et al. The suit was filed in April 1999 originally against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. The complaint, which was further amended during pretrial proceedings, alleged that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160,000 "master" loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9,000. The trial commenced in January 2004 and in February 2004, the jury in the case rendered a verdict in favor of one of the plaintiffs and against the Company on the alleged breach of the loan agreements for tenant improvements and awarded that plaintiff damages in the amount of $253. The jury also awarded the Plaintiffs' attorneys fees in the amount of $2,100. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively. The verdict, any judgement, and the apportionment of the award of attorneys fees between the Company and DCI, if appropriate, remains subject to the outcome of post-judgment motions pending or to be filed with the trial court. The Company does not believe that it has any legal responsibility for the verdict against DCI. Plaintiffs are seeking to set-off any damages that may be awarded against obligations to or loans held by DCI or the Company, as applicable. The Plaintiffs may attempt to include loans which have been pledged by the Company as securitized finance receivables in non-recourse securitization financings. The jury found in favor of DCI on the alleged $9,000 loan commitment, but did not find in favor of DCI for counterclaims made against BCM. The Company (and DCI) are vigorously contesting Plaintiffs' claims including whether any Plaintiff is entitled to any judgement.

         Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on the Company's consolidated balance sheet, but could materially affect consolidated results of operations in a given year.

NOTE 18 - SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

---------------------------------------------------------------------- ----------------------------------------------------
                                                                                    Years ended December 31,
---------------------------------------------------------------------- ----------------------------------------------------
                                                                           2003               2002               2001
---------------------------------------------------------------------- --------------    ---------------    ---------------
Cash paid for interest                                                  $  107,737         $  130,654        $  177,674

Supplemental disclosure of non-cash activities:
Securitized finance receivables owned subsequently securitized                   -            453,400                 -
Securities owned subsequently securitized                                        -              2,020                 -
9.50% senior unsecured notes due February 2005 issued in connection         32,079                  -                 -
   with Preferred Stock tender offer
---------------------------------------------------------------------- -------------- -- --------------- -- ---------------


NOTE 19 - RELATED PARTY TRANSACTIONS

         The Company and Dynex Commercial, Inc., now known as DCI Commercial, Inc ("DCI") have been jointly named in litigation regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company, Dynex Holding, Inc. The Company and DCI entered into a Litigation Cost Sharing Agreement whereby the parties set forth how the costs of defending against litigation would be shared, and whereby the Company agreed to fund all costs of such litigation, including DCI's portion. DCI's cumulative portion of costs associated with litigation and funded by the Company is $2,499 and is secured by the proceeds of any counterclaims that DCI may receive in the litigation. DCI costs funded by the Company are considered loans, and bear simple interest at the rate of Prime plus 8.0% per annum. At December 31, 2003, the total amount due the Company under the Litigation Cost Sharing Agreement, including interest, was $3,028, which has been fully reserved by the Company. DCI is currently wholly-owned by ICD Holding, Inc. A director and an executive of the Company are the sole shareholders of ICD Holding.


NOTE 20 - NON-CONSOLIDATED AFFILIATES

         The following tables summarize the financial condition and result of operations of all entities for which the Company accounts for by use of the equity method.

  ------------------------------------------------------------------------------
                        Condensed Statement of Operations
  ------------------------------------------------------------------------------
                           2003           2002              2001
  ------------------ -------------- --------------- -----------------
  Total revenues       $   2,537      $    2,538      $     2,538
  Total expenses           1,948           2,048            2,127
  Net income                 589             490              411
  ------------------ -------------- --------------- -----------------

  ------------------------------------------------------------------------------
                            Condensed Balanced Sheet
  ------------------------------------------------------------------------------
                                               December 31,
  ---------------------- -------------------------------------------------------
                                   2003                        2002
  ---------------------- ------------------------- -----------------------------
  Total assets                $    17,070                $     17,560
  Total liabilities                14,721                      15,801
  Total equity                      2,349                       1,759
  ---------------------- ------------------------- -----------------------------

         The Company has a 99% limited partnership interest in a partnership that owns a commercial office building located in St. Paul, Minnesota. The building is leased pursuant to a triple-net master lease to a single-tenant and the second mortgage lender has a bargain purchase option to purchase the building in 2007. Rental income derived from the master lease for the term of the lease exactly covers the operating cash requirements on the building, including the payment of debt service. The Company, through its consolidated subsidiary Commercial Capital Access One, Inc., has made a first mortgage loan secured by the commercial office building with an unpaid principal balance as of December 31, 2003 of $24,052. The Company accounts for the partnership using the equity method. The partnership had net income of $589, $490 and $411 for the years ended December 31, 2003, 2002 and 2001, respectively. Due to the bargain purchase option, any increase in basis of the investment due to the accrual of its share of earnings of the partnership is immediately reduced by a charge of a like amount to the same account, given the probability of exercise of the option by the second mortgage lender. The Company's investment in this partnership amounted to $11 at December 31, 2003, 2002 and 2001.

         The Company owns a 1% limited partnership interest in a partnership that owns a low income housing tax credit multifamily housing property located in Texas. In May 2001, the Company sold a ninety-eight percent limited partnership interest in a partnership to a director for a purchase price of $198, which was equal to its estimated fair value. By reason of the director's investment in the partnership, the Company has guaranteed to the director the use of the low-income housing tax credits associated with the property, proportionate to his investment, that are reported annually to the Internal Revenue Service. During 2003, 2002 and 2001, the Company loaned the partnership none, $17 and $232, respectively. These advances bear interest at a rate of 7.50% and are due on demand. The Company, through its subsidiary Commercial Capital Access One, Inc., has made a first mortgage loan to the partnership secured by the Property, with a current unpaid principal balance of $1,850. As the Company does not have control or exercise significant influence over the operations of this partnership, its investment and advances of $250 at December 31, 2003 are accounted for using the cost method.


NOTE 21 - SUMMARY OF FOURTH QUARTER RESULTS

The following table summarizes selected information for the quarter ended December 31, 2003:

---------------------------------------------------- ---------------------------
                                                         Fourth Quarter, 2003
---------------------------------------------------- ---------------------------
Operating results:
Net interest margin before provision for losses         $          9,870
Provisions for losses                                             (7,367)
Net interest margin                                                2,503
Impairment charges                                               (11,873)
Net loss                                                         (11,664)
Basic & diluted loss per common share                    $         (1.18)
---------------------------------------------------- ---------------------------

                                  EXHIBIT INDEX


      Exhibit                                       Sequentially Numbered Page


        21.1        List of consolidated entities              I
        23.1        Consent of Deloitte & Touche LLP           II




                                     (i)