Form 10-K/A
period 2003-12-31
DYNEX CAPITAL INC
filed 2004-04-29
CIK 826675

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


================================================================================

                               DYNEX CAPITAL, INC.
                         2003 FORM 10-K/A ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                      Number
PART III.

  Item 10. Directors and Executive Officers of the Registrant...........................................1
  Item 11. Executive Compensation.......................................................................2
  Item 12. Security Ownership of Certain Beneficial Owners and Management...............................4
  Item 13. Certain Relationships and Related Transactions...............................................6
  Item 14. Principal Accountant Fees and Services.......................................................6

SIGNATURE  .............................................................................................7

Item 10.   Directors and Executive Officers of the Registrant

         The following information sets forth as of December 31, 2003, the names, ages, principal occupations and business experience for our directors. Unless otherwise indicated, the business experience and principal occupations shown for each director has extended five or more years.

         Thomas B. Akin (51), has been a director of Dynex Capital since May 2003, and Chairman since May 30, 2003. He also has served as the managing general partner of Talkot Capital, LLC located in Sausalito, California since 1995. Talkot Capital is the general partner for various limited partnerships investing in both private and public companies. From 1991 to 1994, Mr. Akin was the managing director of the Western United States for Merrill Lynch Institutional Services. Mr. Akin had been the regional director of the San Francisco and Los Angeles regions for Merrill Lynch Institutional Services from 1981 to 1991. Prior to Merrill Lynch, Mr. Akin was an employee of Salomon Brothers from 1978 to 1981. Mr. Akin is currently on the board of directors of Acacia Research Inc.*

-----------------------
     * Mr. Akin is the managing general partner of Talkot Capital, LLC. During 1999, Talkot Capital and several other investors invested in Infotec Commercial Systems, Inc. ("Infotec"), a privately held company that provided training in computer technology to businesses throughout the United States. In 2001, Mr. Akin served as Chairman of the Board of Directors of Infotec, which filed for relief under Chapter VII of the United States Bankruptcy Code resulting in the liquidation of the company's assets. The investors of Infotec, including Talkot Capital, did not receive any return on capital.

         J. Sidney Davenport (62), has been a director of Dynex Capital since its organization in December 1987. Mr. Davenport retired from The Ryland Group, Inc., a publicly-owned corporation engaged in residential housing construction and mortgage-related financial services, where he was a Vice President from March 1981 to January 1998. Mr. Davenport was Executive Vice President of Ryland Mortgage Company from April 1992 to January 1998. Mr. Davenport served as a director of Mentor Income Fund, Inc., a publicly traded closed-end mutual fund, from June 1992 to August 1993.

         Thomas H. Potts (54), has been a director of Dynex Capital since its organization in December 1987. From 1987 to June 2002, Mr. Potts served as President of Dynex Capital. Prior to that, Mr. Potts served in various positions on behalf of The Ryland Group, Inc. and its affiliates. Mr. Potts also served as President and director of Mentor Income Fund, Inc. from its inception in December 1988 until June 1992. Mr. Potts is currently the Executive Vice President, People, Process and Strategy for IndyMac Bancorp, Inc. located in Pasadena, California.

         Donald B. Vaden (68), has been a director of Dynex Capital since January 1988. He is the retired past Chairman of Residential Home Funding Corporation where he served from December 1992 until February 1995. In March 1995, Mr. Vaden resumed practicing law specializing in mediation and arbitration, and is certified for general and family mediation by the Supreme Court of Virginia.

         Eric P. Von der Porten (46), has been a director of Dynex Capital since May 2002. Since 1997, Mr. Von der Porten has served as the managing member of Leeward Investments, LLC, the general partner of Leeward Capital, L.P. Mr. Von der Porten earned an A.B. from the University of Chicago and an M.B.A. from the Stanford Graduate School of Business.

         Leon A. Felman (68), has been a director of Dynex Capital since November 2000. Mr. Felman has been a director of Allegiant Bancorp, Inc., a St. Louis, Missouri based bank holding company, since 1992 and a director of Allegiant Bank & Trust Company, Inc. since 2001. Mr. Felman also serves on the audit committee, the real estate committee and chairs both the nominating and corporate governance committee and the ethics committee of Allegiant Bancorp. From 1968 to 1999, Mr. Felman was the president and chief executive officer of Sage Systems, Inc., which operated twenty-eight Arby's restaurants in the St. Louis, Missouri metropolitan area. He also currently serves as the managing operating partner of Sage Systems Liquidating Trust, LLC and is the managing partner of Felman Family Partnership, LP. Mr. Felman has been a private investor in financial institutions since 1999. Mr. Felman graduated from Carnegie Institute of Technology with a B.S. in Industrial Administration.

         Barry Igdaloff (49), has been a director of Dynex Capital since November 2000. Mr. Igdaloff has been a registered investment advisor and the sole proprietor of Rose Capital in Columbus, Ohio, since 1995. Mr. Igdaloff graduated from Indiana University in 1976 with a B.S.B. in Accounting and in 1978 graduated from Ohio State University with a J.D. in law. Mr. Igdaloff is a non-practicing certified public accountant and a non-practicing attorney.

         Stephen J. Benedetti has served as Executive Vice President, Chief Financial Officer and Secretary since September 2001. From May 2000 to September 2001, Mr. Benedetti had been the Acting Chief Financial Officer and [Acting] Secretary. From October 1997 until August 2001, Mr. Benedetti served as Vice President and Treasurer of the Company; and from September 1994 until December 1998, he served as Vice President and Controller. From March 1992 until September 1994, he served as Director of Accounting and Financial Reporting for National Housing Partnerships, a national multifamily housing syndicator and property management concern. Mr. Benedetti also served as audit manager for Deloitte & Touche from 1985 to 1992, where he provided audit and consulting services to various clients primarily in the financial services and real estate development industries. Mr. Benedetti graduated from Virginia Tech in 1985 with a bachelor's degree in accounting and became a Certified Public Accountant in 1986.


Board of Directors Compensation

     The independent directors receive an annual fee of $25,000 per year, plus $500 for each meeting of the Board of Directors, or committee thereof, they attend. In addition, these directors are reimbursed for expenses related to their attendance at Board of Directors and committee meetings.


Audit Committee Financial Expert

         The Board of Directors also has determined that Mr. Barry Igdaloff qualifies as an audit committee financial expert as defined by regulations of the Securities and Exchange Commission.


Item 11.   Executive Compensation

                            MANAGEMENT OF THE COMPANY

         The executive officer of the Company and his position is as follows:

  Name                          Age        Position(s) Held
  ----                          ---        ----------------
  Stephen J. Benedetti           41        Executive Vice President,
                                           Chief Financial Officer and Secretary

         The executive officer serves at the discretion of the Company's Board of Directors. Biographical information regarding Mr. Benedetti is set forth below:

Executive Compensation

         The Summary Compensation Table below includes individual compensation information on the President and the other most highly compensated executive officer whose salary and bonus exceeded $100,000 ("Named Officers") during 2003, 2002 and 2001.

                           Summary Compensation Table

                                                                               Long Term
                                                                          Compensation Awards
                                                                         ----------------------
                                                     Annual                                        All Other
                                                  Compensation                   SARs            Compensation
                                              -------------------------------------------------------------------
Name and Principal Position            Year    Salary ($)    Bonus ($)            (#)               ($)(2)
-----------------------------------------------------------------------------------------------------------------

Stephen J. Benedetti
  Executive Vice President, Chief
  Financial Officer, Secretary         2003      183,960       102,000                     -            12,160
                                       2002      180,000       120,000                     -            36,365
                                       2001      180,000        60,030                30,000            46,721

(1) Does not include perquisites and other personal benefits, securities or property where the aggregate amount of such compensation to an executive officer is the lesser of either $50,000 or 10% of annual salary and bonus.

(2) Amount for 2003 for Mr. Benedetti consists of matching and profit sharing contributions to the Company's 401(k) Plan in the amount of $12,000. Amounts for 2003 for Mr. Benedetti also consist of Group Term Life Insurance in the amount of $160.




                  Aggregated SAR Exercises In Last Fiscal Year
                          And Year-End SAR Value Table

         The table below presents the total number of SARs exercised by the Named Officers in 2003 and held by the Named Officers at December 31, 2003 (distinguishing between SARs that are exercisable as of December 31, 2002 and those that had not become exercisable as of that date) and includes the aggregate amount by which the market value of the SARs (including related Dividend Equivalent Rights ("DERs")) exceeds the exercise price at December 31, 2003.

                                                           Number of Unexercised            Value of Unexercised
                            SARs Exercised in 2003           SARs at 12-31-03          In-the-Money SARS at 12-31-03
                          --------------------------- -------------------------------- -------------------------------
                             Number        Value
                            Of SARs       Realized     Exercisable     Unexercisable   Exercisable    Unexercisable
                            -------       --------     -----------     -------------   -----------    -------------

Stephen J. Benedetti           0             $0            30,000            0            $123,000          0


                          SARs Granted During the Year

         No SARs were granted during 2003.


Employment Agreements

         Mr. Benedetti entered into an employment agreement with the Company, effective March 18, 2002. Mr. Benedetti's prior employment agreement dated September 4, 2001, was made a part of the new agreement. Under such agreement, which expires June 30, 2004, Mr. Benedetti receives his current base salary of $180,000 per annum, adjusted each January 1st for inflation. Mr. Benedetti received incentive compensation of $102,000 in 2003 and, thereafter is entitled to receive up to 66.7% of his base salary as approved by the Compensation Committee. The employment agreement will terminate in the event of Mr. Benedetti's death or total disability, may be terminated by the Company with "cause" (as defined therein) or for any reason other than cause, and may be terminated by the resignation of Mr. Benedetti. If the employment agreement is terminated by the Company for any reason other than cause, total disability or death, then the Company shall pay to Mr. Benedetti his salary for a period equal to the lesser of one year, or through the expiration date of the employment agreement. The Company also agreed to give Mr. Benedetti six months notice if his employment agreement would not be renewed, which the Company has not given to Mr. Benedetti. Accordingly, Mr. Benedetti's employment period will be extended for six months from the date such notice is given. The Company and Mr. Benedetti are currently negotiating a new employment agreement.

Senior Financial Management Code of Ethics

     The Company is currently finalizing its Senior Management Code of Ethics, which the Company plans to have in place by the Annual Meeting of Shareholders.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information regarding the beneficial ownership of shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock as of March 5, 2004, by: (a) each director of Dynex Capital, (b) each of Dynex Capital's sole executive officer,
(c) all directors and the executive officer of Dynex Capital as a group, and (d) all other stockholders known by Dynex Capital to be beneficial owners of more than 5% of the outstanding shares of any series of Dynex Capital stock. Unless otherwise indicated, each person has sole investment and sole voting power with respect to the securities shown. The Company does not have compensation plans or other arrangements under which equity securities are authorized for issuance.

                       Number of Shares Beneficially Owned                Percent Beneficially Owned (%)(1)
                 ---------------------------------------------------------------------------------------------------
                             Series A     Series B    Series C                 Series A     Series B     Series C
                 Common(2)   Preferred    Preferred   Preferred    Common(2)   Preferred    Preferred    Preferred
     Name
--------------------------------------------------------------------------------------------------------------------
Stephen J.          18,114(3)    -            -           -            *           -            -            -
Benedetti

J. Sidney           25,356       -            -           -            *           -            -            -
Davenport

Thomas H. Potts    326,315(4)    -            -           -          3.00%         -            -            -

Donald B. Vaden      9,483(5)    -            -           -            *           -            -            -

Eric P. Von        140,200       -          1,598        3,225       1.29%         -            *            *
der Porten(4)

Leon A. Felman      12,570(7)    -            -         20,847(8)      *           -            -          3.04%

Barry Igdaloff      22,280(9)  49,546(10)  52,820(11)   67,300(12)     *         10.04%       7.68%        9.83%

Thomas B. Akin     993,950(13) 78,621(14) 132,798(15)   52,608(16)   9.14%       15.93%      19.30%        7.68%

Rockwood
Partners L.P.,
Rockwood Asset
Management,
Inc., as a
group(17)          788,500     20,740      21,656        9,612       7.25%       4.20%        3.15%        1.40%

All directors
and executive
officers as a
group(8)         1,548,268    128,167     187,216      143,980      14.24%       25.97%      27.20%       21.02%
---------------

* Less than 1% of the outstanding shares.

(1) Percentages are based on 10,873,903 shares of Common Stock, 493,595 shares of Series A Preferred Stock, 688,189 shares of Series B Preferred Stock, and 684,893 shares of Series C Preferred Stock outstanding as of March 5, 2004, plus, for each person, the shares that would be issued assuming that person exercises all options he holds that are exercisable within sixty
     (60) days of March 5, 2004.

(2) Does not reflect additional shares of Common Stock that holders of Preferred Stock are entitled to receive upon conversion of their Preferred Stock. Currently, two shares of Preferred Stock are convertible into one share of Common Stock.

(3) Does not include 30,000 stock appreciation rights that vested on June 30, 2002.

(4) Includes 9,077 shares of Common Stock owned of record by such person's children and spouse.

(5) Includes 583 shares of Common Stock owned of record by such person's spouse.

(6) Includes 140,200 shares of Common Stock, 1,598 shares of Series B Preferred Stock and 3,225 shares of Series C Preferred Stock held by Leeward Capital, L.P. Mr. Von der Porten is the managing member of Leeward Investments, LLC, which is the general partner of Leeward Capital, L.P.

(7) Includes 87 shares of Common Stock owned of record by such person's spouse; 3,600 shares of Common Stock owned of record by The Leon A. Felman Keogh Profit Sharing Plan of which Mr. Felman is the Trustee; 3,150 shares of
     Common Stock owned of record by Homebaker Brand Profit Sharing Plan of which Mr. Felman is the Trustee; and 1,340 shares of Common Stock held of record by HLF Corporation of which Mr. Felman is an officer.

(8) Includes 11,670 shares of Series C Preferred Stock owned of record by Homebaker Brand Profit Sharing Plan of which Mr. Felman is the Trustee; 3,687 shares of Series C Preferred Stock owned of record by The Leon A. Felman Keogh Profit Sharing Plan of which Mr. Felman is the Trustee; 350 shares of Series C Preferred Stock owned of record by The Felman Family Trust of which Mr. Felman is the Trustee; and 980 shares of Series C Preferred Stock owned of record by HLF Corporation of which Mr. Felman is an officer.

(9) Includes 22,280 shares of Common Stock owned by clients of Rose Capital of which Mr. Igdaloff is the sole proprietor. Shares are held with shared power to vote and dispose thereof.

(10) Includes 29,146 shares of Series A Preferred Stock owned by clients of Rose Capital. Shares are held with shared power to vote and dispose thereof.

(11) Includes 26,520 shares of Series B Preferred Stock owned by clients of Rose Capital. Shares are held with shared power to vote and dispose thereof.

(12) Includes 24,900 shares of Series C Preferred Stock owned by clients of Rose Capital. Shares are held with shared power to vote and dispose thereof.

(13) Includes 440,000 shares of Common Stock held by Talkot Crossover Fund, L.P. Mr. Akin is the managing general partner of Talkot Capital which is the general partner of Talkot Crossover Fund, L.P. Shares are held with shared power to vote and dispose thereof.

(14) Includes 60,550 shares of Series A Preferred Stock held by Talkot Crossover Fund, L.P. Mr. Akin is the managing general partner of Talkot Capital which is the general partner of Talkot Crossover Fund, L.P. Shares are held with shared power to vote and dispose thereof.

(15) Includes 81,437 shares of Series B Preferred Stock held by Talkot Crossover Fund, L.P. Mr. Akin is the managing general partner of Talkot Capital which is the general partner of Talkot Crossover Fund, L.P. Shares are held with shared power to vote and dispose thereof.

(16) Includes 17,909 shares of Series C Preferred Stock held by Talkot Crossover Fund, L.P. Mr. Akin is the managing general partner of Talkot Capital which is the general partner of Talkot Crossover Fund, L.P. Shares are held with shared power to vote and dispose thereof.

(17) Address: 35 Mason Street, Greenwich, CT 06830. Shares are held with shared power to vote and dispose thereof. Shareholdings as of December 30, 2003 based on information provided by Rockwood Partners, L.P. and Rockwood Asset Management, Inc.


Item 13.   Certain relationships and related transactions

         The Company and Dynex Commercial, Inc., now known as DCI Commercial, Inc ("DCI") have been jointly named in litigation regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company, Dynex Holding, Inc. The Company and DCI entered into a Litigation Cost Sharing Agreement whereby the parties set forth how the costs of defending against litigation would be shared, and whereby the Company agreed to fund all costs of such litigation, including DCI's portion. DCI's cumulative portion of costs associated with litigation and funded by the Company is $2,499 and is secured by the proceeds of any counterclaims that DCI may receive in the litigation. DCI costs funded by the Company are considered loans, and bear simple interest at the rate of Prime plus 8.0% per annum. At December 31, 2003, the total amount due the Company under the Litigation Cost Sharing Agreement, including interest, was $3,028, which has been fully reserved by the Company. DCI is currently wholly-owned by ICD Holding, Inc. A director and an executive of the Company are the sole shareholders of ICD Holding. For more information on this litigation, see "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K.


Item 14.   Principal Accountant Fees and Services

Fees of Independent Public Accountants

Audit Fees

         The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003 and 2002, and for the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, for those fiscal years were $254,331 for 2003 and $274,154 for 2002.

Audit Related Fees

         The aggregate fees billed by Deloitte & Touche LLP for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported under the heading "Audit Fees" above for the fiscal years ended December 31, 2003 and December 31, 2002 were $15,500 and $55,490, respectively. During 2003, these services included professional services rendered in connection with the Company's tender offer for its preferred shares. During 2002, these services included professional services rendered in connection with the amendment of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and Quarterly Report on Form 10-Q for the period ended March 31, 2002, for the restatement of certain of its collateral for collateralized bonds, which was effective in the quarter.

Tax Fees

         There were no fees billed by Deloitte & Touche LLP for professional services for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and December 31, 2002.

All Other Fees

         There were no fees billed by Deloitte & Touche LLP for any other services rendered to the Company for the fiscal years ended December 31, 2003 and 2002.


                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DYNEX CAPITAL, INC.
                                         (Registrant)



April 29, 2004                           /s/ Stephen J. Benedetti
                                         ---------------------------------------
                                         Stephen J. Benedetti
                                         Executive Vice President,
                                         Chief Financial Officer and Secretary