Form 10-Q
period 2004-03-31
DYNEX CAPITAL INC
filed 2004-05-20
CIK 826675

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2004

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

On April 30, 2004, the registrant had 10,873,903 shares of common stock of $.01 value outstanding, which is the registrant's only class of common stock.


================================================================================

                               DYNEX CAPITAL, INC.
                                    FORM 10-Q


                                      INDEX


                                                                                                   Page
PART I        FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of March 31, 2004
             and December 31, 2003  (unaudited).......................................................1

             Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
             for the three months ended March 31, 2004 and 2003  (unaudited)..........................2

             Condensed Consolidated Statements of Cash Flows for
             the three months ended March 31, 2004 and 2003  (unaudited)..............................3

             Notes to Unaudited Condensed Consolidated Financial Statements...........................4

     Item 2. Management`s Discussion and Analysis of
             Financial Condition and Results of Operations...........................................13

     Item 3. Quantitative and Qualitative Disclosures about Market Risk..............................25

     Item 4. Controls and Procedures.................................................................27


PART II       OTHER INFORMATION

              Item 1. Legal Proceedings..............................................................27

              Item 2. Changes in Securities and Use of Proceeds......................................28

              Item 3. Defaults Upon Senior Securities................................................29

              Item 4. Submission of Matters to a Vote of Security Holders............................29

              Item 5. Other Information..............................................................29

              Item 6. Exhibits and Reports on Form 8-K...............................................29


SIGNATURE     .......................................................................................30

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, UNAUDITED
(amounts in thousands except share data)

                                                                                   March 31,      December 31,
                                                                                     2004             2003
                                                                                 --------------- ----------------
ASSETS
Cash and cash equivalents                                                        $      5,279     $       7,386
Other assets                                                                            4,199             4,174
                                                                                 ---------------  ----------------
                                                                                        9,478            11,560
Investments:
   Securitized finance receivables:
     Loans, net                                                                     1,471,819         1,518,613
     Debt securities, available-for-sale                                              244,045           255,580
   Other investments                                                                   36,315            37,903
   Securities                                                                          30,008            33,275
   Other loans                                                                          7,828             8,304
                                                                                 --------------- -----------------
                                                                                   1,790,015          1,853,675
                                                                                 --------------- -----------------
                                                                                 $  1,799,493     $   1,865,235
                                                                                 =============== =================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse securitization financing                                            $  1,631,260     $   1,679,830
Repurchase agreements                                                                  21,505            23,884
Senior notes                                                                                -            10,049
                                                                                 ---------------------------------
                                                                                    1,652,765         1,713,763

Accrued expenses and other liabilities                                                  1,929             1,626
                                                                                 --------------- -----------------
                                                                                    1,654,694         1,715,389
                                                                                 --------------- -----------------
Commitments and Contingencies (Note 12)                                                     -                 -

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
   9.75% Cumulative Convertible Series A, 493,595 shares issued and outstanding        11,274            11,274
     ($16,610 and $16,322 aggregate liquidation preference, respectively)
   9.55% Cumulative Convertible Series B, 688,189 shares issued and outstanding        16,109            16,109
     ($23,503 and $23,100 aggregate liquidation preference, respectively)
   9.73% Cumulative Convertible Series C, 684,893 shares issued and outstanding        19,631            19,631
     ($28,795 and $28,295 aggregate liquidation preference, respectively)
Common stock, par value $.01 per share, 100,000,000 shares authorized,                    109               109
   10,873,903 shares issued and outstanding
Additional paid-in capital                                                            360,684           360,684
Accumulated other comprehensive loss                                                   (3,542)           (3,882)
Accumulated deficit                                                                  (259,466)         (254,079)
                                                                                 --------------- -----------------
                                                                                      144,799           149,846
                                                                                 --------------- -----------------
                                                                                 $  1,799,493     $   1,865,235
                                                                                 =============== =================

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
  OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME, UNAUDITED
(amounts in thousands except share data)


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                      -----------------------------------------------
                                                                              2004                      2003
                                                                      ----------------------     --------------------
Interest income:
   Securitized finance receivables                                        $      32,886              $     37,756
   Other investments                                                                 16                     1,341
   Securities                                                                       559                       271
   Other loans                                                                      170                       125
                                                                      ----------------------     --------------------
                                                                                 33,631                    39,493
                                                                      ----------------------     --------------------

Interest and related expense:
   Non-recourse securitization financing                                         26,872                    27,760
   Repurchase agreements and senior notes                                           242                       254
   Other                                                                             82                        36
                                                                      ----------------------     --------------------
                                                                                 27,196                    28,050
                                                                      ----------------------     --------------------

Net interest margin before provision for loan losses                              6,435                    11,443
Provision for loan losses                                                        (7,200)                   (5,844)
                                                                      ----------------------     --------------------
Net interest margin                                                                (765)                    5,599

Impairment charges                                                               (1,661)                   (2,078)
(Loss) gain on sale of investments, net                                             (34)                      527
Other (expense) income                                                             (459)                       17
General and administrative expenses                                              (2,468)                   (2,021)
                                                                      ----------------------     --------------------
Net (loss) income                                                                (5,387)                    2,044
Preferred stock (charge) benefit                                                 (1,191)                   10,444
                                                                      ----------------------     --------------------
Net (loss) income to common shareholders                                         (6,578)                   12,488

Change in net unrealized gain/(loss) on:
Investments classified as available for sale during the period                      259                       626
Hedge instruments                                                                    81                      (440)
                                                                      ----------------------     --------------------
Comprehensive (loss) income                                               $      (5,047)             $      2,230
                                                                      ======================     ====================

Net (loss) income per common share:
   Basic                                                                  $      (0.60)              $     1.15
                                                                      ======================     ====================
   Diluted                                                                $      (0.60)              $     1.13
                                                                      ======================     ====================


See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
  OF CASH FLOWS, UNAUDITED
(amounts in thousands)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                           ----------------------------------------
                                                                                 2004                   2003
                                                                           -----------------     ------------------
 Operating activities:
   Net (loss) income                                                           $    (5,387)           $     2,044
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Provision for loan losses                                                     7,200                  5,844
       Impairment charges                                                            1,661                  2,078
       Loss (gain) on sale of investments                                               34                   (527)
       Amortization and depreciation                                                 1,946                    832
       Net change in other assets, accrued expenses and other liabilities               28                   (247)
                                                                           ------------------     ------------------
          Net cash and cash equivalents provided by operating activities             5,482                 10,024
                                                                           ------------------     ------------------

 Investing activities:
   Principal payments received on securitized finance receivables                   49,401                 79,275
   Payments received on other investments, securities and other loans                5,559                  6,123
   Proceeds from sales of securities and other investments                             290                  1,405
   Purchases of other investments                                                     (318)                     -
   Other                                                                                75                 (1,228)
                                                                           ------------------     ------------------
          Net cash and cash equivalents provided by investing activities            55,007                 85,575
                                                                           ------------------     ------------------

 Financing activities:
   Principal payments on non-recourse securitization financing                     (50,168)               (84,349)
   Repayment of repurchase agreement borrowings                                     (2,379)                     -
   Repayment of senior notes                                                       (10,049)                     -
   Retirement of preferred stock                                                         -                (19,531)
                                                                           ------------------     ------------------
          Net cash and cash equivalents used for financing activities              (62,596)              (103,880)
                                                                           ------------------     ------------------
 Net decrease in cash and cash equivalents                                          (2,107)                (8,281)
 Cash and cash equivalents at beginning of period                                    7,386                 15,076
                                                                           ------------------     ------------------
 Cash and cash equivalents at end of period                                    $     5,279            $     6,795
                                                                           ==================     ==================

 Supplement disclosures of cash flow information:
      Cash paid for interest                                                   $    25,419            $    27,403
                                                                           ==================     ==================


See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED Condensed CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

March 31, 2004
(amounts in thousands except share and per share data)


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

In the opinion of management, all significant adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2003.

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

The Company also has credit risk on certain investments in its portfolio. An allowance for loan losses has been estimated and established for current existing losses based on management's judgment. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of currently existing credit losses. Provisions made to increase the allowance related to credit risk are presented as provision for losses in the accompanying condensed consolidated statements of operations. The Company's actual credit losses may differ from those estimates used to establish the allowance.

Certain reclassifications have been made to the financial statements for 2003 to conform to presentation for 2004, including reclassification of certain basis adjustments from securitized finance receivables within assets to non-recourse securitization financing within liabilities on the balance sheet and from interest income to interest expense on the income statement. These remaining unamortized deferred hedging amounts were basis adjustments recorded prior to 2001 which related to financing hedges and are more appropriately recorded as part of the related debt.


NOTE 2 -- FAIR VALUE

Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. Estimates of fair value for securities may be based on market prices provided by certain dealers. Estimates of fair value for certain other securities are determined by calculating the present value of the projected cash flows of the instruments using market-based discount rates, prepayment rates and credit loss assumptions. The estimate of fair value for securities pledged as securitized finance receivables is determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those the Company believes would be used by third parties. The discount rate used in the determination of fair value of securities pledged as securitized finance receivables was 16% at March 31, 2004 and December 31, 2003. Prepayment rate assumptions at March 31, 2004 and December 31, 2003 were generally at a "constant prepayment rate," or CPR, ranging from 30%-50% for both 2004 and 2003, for securitized finance receivables consisting of securities backed by single-family mortgage loans, and a CPR equivalent of 8%-9% for 2004 and 9%-10% for 2003, for securitized finance receivables consisting of securities backed by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary for each series of securitized finance receivables, depending on the collateral pledged.

Estimates of fair value for financial instruments are based primarily on management's judgment. Since the fair value of the Company's financial instruments is based on estimates, actual fair values recognized may differ from those estimates recorded in the condensed consolidated financial statements.


NOTE 3 -- SUBSEQUENT EVENTS

On March 29, 2004, the Company initiated a recapitalization plan pursuant to an offer to its preferred shareholders to exchange outstanding shares of Series A, Series B, and Series C preferred stock for Senior Notes due 2007, and to convert the remaining shares of Series A, Series B, and Series C preferred stock into a new Series D preferred stock and common stock. The recapitalization plan required the approval of two-thirds of the outstanding shares of each Series of preferred stock, by Series, and the approval of a majority of the common shareholders. Such approvals were obtained at special shareholder's meetings held in April 2004. In addition, Series A, Series B and Series C preferred shareholders tendered for $823 of senior notes. As a result of the approval of the recapitalization plan, the three existing classes of Series A, Series B and Series C preferred stock will be converted into a new Series D preferred stock and common stock, and the accumulated dividend arrearages on those shares will also be eliminated. The Series A, Series B, and Series C preferred stock will be converted into a maximum 5,628,794 shares of Series D preferred stock and a maximum 1,288,554 shares of common stock. The Series D preferred stock will have an initial issue price of $10 per share. The conversion is expected to take place in May 2004.


NOTE 4 -- NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is presented on both a basic net (loss) income per common share and diluted net (loss) income per common share basis. Diluted net (loss) income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights to the extent that there are rights outstanding, using the treasury stock method, but only if these items are dilutive. The preferred stock is convertible into one share of common stock for two shares of preferred stock. The following table reconciles the numerator and denominator for both the basic and diluted net (loss) income per common share for the three months ended March 31, 2004 and 2003.

  ------------------------------------------------- ----------------------------------------------------------------

                                                                     Three Months Ended March 31,
                                                    ----------------------------------------------------------------
                                                               2004                              2003
  ------------------------------------------------- --------------------------- --- --------------------------------
                                                                    Weighted-                           Weighted-
                                                                    Average                             Average
                                                        Income      Number of            Income         Number of
                                                        (loss)      Shares               (loss)         Shares
                                                    ------------- -------------     --------------- ----------------

  Net (loss) income                                   $  (5,387)                      $   2,044
  Preferred stock (charge) benefit                       (1,191)                         10,444
                                                    -------------                   ---------------
  Net  (loss) income to common shareholders           $  (6,578)    10,873,903        $  12,488         10,873,903
  Effect of dividends and additional shares of
     preferred stock                                          -              -            1,593          1,569,882
                                                    ------------- -------------     --------------- ----------------
  Diluted                                             $  (6,578)    10,873,903        $  14,081         12,443,785
                                                    ============= =============     =============== ================

  Net (loss) income per share:
     Basic                                                         $  (0.60)                         $     1.15
                                                                  =============                     ================
     Diluted                                                       $  (0.60)                         $     1.13
                                                                  =============                     ================

     Reconciliation of shares included in calculation of earnings per share due to dilutive effect:
         Conversion of Series A                       $       -               -       $     386            410,176
         Conversion of Series B                               -               -             537            570,431
         Conversion of Series C                               -               -             670            571,445
         Expense and incremental shares of stock
           appreciation rights                                -              -                -             17,830
                                                    ------------- -------------     --------------- ----------------
                                                      $       -               -       $   1,593          1,569,882
                                                    ============= =============     =============== ================

  Reconciliation  of shares not included in  calculation of earnings per share due to anti-dilutive effect:
         Conversion of Series A                       $     289         246,798       $       -                  -
         Conversion of Series B                             402         344,094               -                  -
         Conversion of Series C                             500         342,446               -                  -
         Expense and incremental shares of stock
           appreciation rights                                -         17,830                -                  -
                                                    ------------- -------------     --------------- ----------------
                                                      $   1,191         951,168       $       -                  -
                                                    ============= =============     =============== ===============

  ------------------------------------------------------------------------------------------------------------------


NOTE 5 -- SECURITIZED FINANCE RECEIVABLES

The following table summarizes the components of securitized finance receivables at March 31, 2004 and December 31, 2003:

------------------------------------------------------------------------- -------------------- -- ------------------
                                                                               March 31,          December 31, 2003
                                                                                 2004
------------------------------------------------------------------------- -------------------- -- ------------------
  Loans, at amortized cost                                                   $  1,517,807            $  1,561,977
  Allowance for loan losses                                                       (45,988)                (43,364)
------------------------------------------------------------------------- -------------------- -- ------------------
  Loans, net                                                                    1,471,819               1,518,613
  Debt securities, at fair value                                                  244,045                 255,580
------------------------------------------------------------------------- -------------------- -- ------------------
                                                                             $  1,715,864            $  1,774,193
------------------------------------------------------------------------- -------------------- -- ------------------

The following table summarizes the amortized cost basis, gross unrealized gains and estimated fair value of debt securities pledged as securitized finance receivables at March 31, 2004 and December 31, 2003:

----------------------------------------------------------------------- ---------------------- -- ------------------
                                                                             March 31,            December 31, 2003
                                                                                2004
----------------------------------------------------------------------- ---------------------- -- ------------------
  Debt securities, at amortized cost                                        $   243,776               $   255,462
  Gross unrealized gains                                                            269                       118
----------------------------------------------------------------------- ---------------------- -- ------------------
  Estimated fair value                                                      $   244,045               $   255,580
----------------------------------------------------------------------- ---------------------- -- ------------------

The components of securitized finance receivables at March 31, 2004 and December 31, 2003 are as follows:

------------------------------- ----------------------------------------- -----------------------------------------
                                             March 31, 2004                          December 31, 2003
------------------------------- ----------------------------------------- -----------------------------------------
                                                  Debt                                      Debt
                                  Loans, net   Securities       Total      Loans, net    Securities       Total
------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Collateral:
     Commercial                  $   752,141   $        -   $    752,141  $    758,144    $       -   $    758,144
     Manufactured housing            477,425      164,891        642,316       491,230      172,847        664,077
     Single-family                   293,587       76,870        370,457       317,631       80,468        398,099
                                ------------- ------------- ------------- ------------- ------------- -------------
                                   1,523,153      241,761      1,764,914     1,567,005      253,315      1,820,320
Allowance for loan losses            (45,988)           -        (45,988)      (43,364)           -        (43,364)
Funds held by trustees                   131           71            202           131          147            278
Accrued interest receivable            9,592        1,530         11,122         9,878        1,594         11,472
Unamortized    discounts   and
    premiums , net                   (15,069)         414        (14,655)      (15,037)         406        (14,631)
Unrealized gain, net                       -          269            269             -          118            118
------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
                                 $ 1,471,819   $  244,045   $  1,715,864  $  1,518,613    $ 255,580   $  1,774,193
------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

All of the securitized finance receivables are encumbered by non-recourse securitized financing.


NOTE 6 -- ALLOWANCE FOR LOAN LOSSES

The Company reserves for credit risk where it has exposure to losses on loans in its investment portfolio. The following table summarizes the aggregate activity for the allowance for loan losses on investments for the three months ended March 31, 2004 and 2003:

------------------------------------------------------ -------------------------------------------------------------
                                                                       Three Months Ended March 31,
------------------------------------------------------ -------------------------------------------------------------
                                                                   2004                           2003
------------------------------------------------------ ------------------------------ ------------------------------
Allowance at beginning of period                       $           43,364             $           25,472
Provision for loan losses                                           7,200                          5,844
Charge-offs                                                        (4,576)                        (4,702)
------------------------------------------------------ ------------------------------ ------------------------------
Allowance at end of period                             $           45,988             $           26,614
------------------------------------------------------ ------------------------------ ------------------------------

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

---------------------- ------------------------------ ------------------------------ ------------------------------
                                                            Amount for Which There Is    Amount for Which There Is
                        Total Recorded Investment in        a Related Allowance for       No Related Allowance For
                              Impaired Loans                     Credit Losses                 Credit Losses
---------------------- ------------------------------ ------------------------------ ------------------------------
  4th Quarter 2003             $  191,484                      $  10,861                     $  180,623
  1st Quarter 2004                232,371                         12,061                        220,310
---------------------- ------------------------------ ------------------------------ ------------------------------

Of the amounts included in the Recorded Investment in Impaired Loans in the table above, approximately $112,175 and $90,088 for 2004 and 2003, respectively, is covered by loss guarantees from a `AAA-rated' third-party insurance company. The aggregate amount of losses covered by these guarantees is $28,739.


NOTE 7 -- OTHER INVESTMENTS

The following table summarizes the Company's other investments at March 31, 2004 and December 31, 2003:

-------------------------------------------------------------------------- ------------------ -- ------------------
                                                                            March 31, 2004        December 31, 2003
                                                                           ------------------    ------------------
                                                                           ------------------    ------------------
Delinquent property tax receivables and securities, at amortized cost       $    33,991           $    34,939
  Real estate owned                                                               2,320                 2,960
  Other                                                                               4                     4
-------------------------------------------------------------------------- ------------------    ------------------
                                                                            $    36,315           $    37,903
-------------------------------------------------------------------------- ------------------ -- ------------------

At March 31, 2004 and December 31, 2003, the Company has real estate owned with a current carrying value of $2,320 and $2,960, respectively, resulting from foreclosures on delinquent property tax receivables and securities. During the three months ended March 31, 2004 and March 31, 2003, the Company collected an aggregate of $1,800 and $2,816, respectively, on delinquent property tax receivables and securities, including net sales proceeds from related real estate owned.


NOTE 8 -- SECURITIES

The following table summarizes Dynex's amortized cost basis of securities classified as held-to-maturity and fair value of securities classified as available-for-sale, at March 31, 2004 and December 31, 2003:

--------------------------------------------------- ------------------------------- -------------------------------
                                                            March 31, 2004                December 31, 2003
--------------------------------------------------- ------------------------------- -------------------------------
                                                         Fair         Effective          Fair         Effective
                                                        Value       Interest Rate       Value       Interest Rate
--------------------------------------------------- --------------- --------------- --------------- ---------------
Securities, available-for-sale:
Fixed-rate mortgage securities                        $  26,500            7.9%     $    29,713           14.0%
Mortgage-related securities                                  50            1.1%              54           12.7%
Equity security                                           3,000                           3,000
--------------------------------------------------- --------------- --------------- --------------- ---------------
                                                         29,550                          32,767
Gross unrealized gains                                      478                             517
Gross unrealized losses                                    (743)                           (810)
--------------------------------------------------- --------------- --------------- --------------- ---------------
Securities, available-for-sale                           29,285                          32,474
Asset-backed security, held-to-maturity                     723                             801
--------------------------------------------------- --------------- --------------- --------------- ---------------
                                                      $  30,008                      $   33,275
--------------------------------------------------- --------------- --------------- --------------- ---------------


NOTE 9 -- RECOURSE DEBT

The following table summarizes Dynex's recourse debt outstanding at March 31, 2004 and December 31, 2003:

----------------------------------------------------- ---------------------------- -- ---------------------------
                                                            March 31, 2004                 December 31, 2003
----------------------------------------------------- ---------------------------- -- ---------------------------
  9.50% Senior Notes (due 2/28/2005)                          $         -                   $     10,049
  Repurchase agreements                                            21,505                         23,884
----------------------------------------------------- ---------------------------- -- ---------------------------
                                                              $    21,505                   $     33,933
----------------------------------------------------- ---------------------------- -- ---------------------------


During the quarter ended March 31, 2004, the Company early redeemed the 9.50% senior unsecured notes due February 2005 (the "February 2005 Senior Notes") in connection with a tender offer on the Company's preferred stock (see Note 10).


NOTE 10 -- PREFERRED STOCK

At March 31, 2004 and December 31, 2003, the total liquidation preference on the Preferred Stock was $68,908 and $67,717, respectively, and the total amount of dividends in arrears on Preferred Stock was $19,655 and $18,466, respectively. Individually, the amount of dividends in arrears on the Series A, the Series B and the Series C were $4,765 ($9.65 per Series A share), $6,642 ($9.65 per Series B share) and $8,248 ($12.05 per Series C share), respectively, at March 31, 2004 and $4,476 ($9.07 per Series A share), $6,240 ($9.07 per Series B share) and $7,750 ($11.32 per Series C share), respectively, at December 31, 2003.

On March 29, 2004, the Company initiated a recapitalization plan through an offer to its preferred shareholders to exchange outstanding shares of its Series A, Series B, and Series C preferred stock for Senior Notes due 2007, and to convert the remaining shares of Series A, Series B, and Series C preferred stock into a new Series D preferred stock and common stock. As a result of the approval of the recapitalization plan, the three existing classes of Series A, Series B and Series C preferred stock will be converted into a new Series D preferred stock and common stock, and the accumulated dividend arrearages on those shares will also be eliminated. The conversion is expected to take place in May 2004. See Note 3 for further discussion.


NOTE 11 -- DERIVATIVE FINANCIAL INSTRUMENTS

In June 2002, the Company entered into an interest rate swap which matures on June 28, 2005, to mitigate its interest rate risk exposure on $100,000 in notional value of its variable rate non-recourse securitization financing, which finance a like amount of fixed rate assets. Under the agreement, the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on One-Month LIBOR on the same amount. This contract has been treated as a cash flow hedge with changes in the value of the hedge being reported as a component of accumulated other comprehensive income. During the three months ended March 31, 2004, the Company recognized $113 in other comprehensive loss on this position and incurred $662 of interest expense related to net payments made on this position. At March 31, 2004, the aggregate accumulated other comprehensive loss on this hedge instrument was $2,825. As the repricing dates, interest rate indices and formulae for computing net settlements of the interest rate swap agreement match the corresponding terms of the underlying securitized finance receivables being hedged, no ineffectiveness is assumed on this agreement and, accordingly, any prospective gains or losses are included in other comprehensive income until the interest rate swap payments are settled. Based on the forward LIBOR curve as of March 31, 2004, over the next twelve months, the Company expects to reclassify $2,410 of this other comprehensive loss to interest expense.

In October 2002, the Company entered into a synthetic three-year amortizing interest-rate swap with an initial notional balance of approximately $80,000 to mitigate its exposure to rising interest rates on a portion of its variable rate non-recourse securitization financing, which finance a like amount of fixed rate assets. This contract is accounted for as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of accumulated other comprehensive income. At March 31, 2004, the current notional balance of the amortizing synthetic swap was $34,000, and the remaining weighted-average fixed-rate payable by the Company under the terms of the synthetic swap was 3.40%. The synthetic swap amortizes through September 2005. During the three months ended March 31, 2004, the Company recognized $17 in other comprehensive loss for the synthetic interest-rate swap and incurred $147 of interest expense related to net payments made on this position. At March 31, 2004, the aggregate accumulated other comprehensive loss was $721. The Company evaluated hedge effectiveness and determined that there was no material ineffectiveness to reflect in earnings. Based on the forward Eurodollar curve as of March 31, 2004, over the next twelve months, the Company expects to reclassify $562 into earnings.


NOTE 12 -- COMMITMENTS AND CONTINGENCIES

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

The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., were defendants in state court in Dallas County, Texas in the matter of Basic Capital Management et al (collectively, "BCM" or "the Plaintiffs") versus Dynex Commercial, Inc. et al. The suit was filed in April 1999 originally against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. The complaint, which was further amended during pretrial proceedings, alleged that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160,000 "master" loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9,000. The trial commenced in January 2004 and in February 2004, the jury in the case rendered a verdict in favor of one of the plaintiffs and against the Company on the alleged breach of the loan agreements for tenant improvements and awarded that plaintiff damages in the amount of $253. The jury also awarded the Plaintiffs' attorneys' fees in the amount of $2,100. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively. The verdict, any judgement, and the apportionment of the award of attorneys fees between the Company and DCI, if appropriate, remains subject to the outcome of post-judgment motions pending or to be filed with the trial court. The Company does not believe that it has any legal responsibility for the verdict against DCI. Plaintiffs are seeking to set-off any damages that may be awarded against obligations to or loans held by DCI or the Company, as applicable. The Plaintiffs may attempt to include loans which have been pledged by the Company as securitized finance receivables in non-recourse securitization financings. The jury found in favor of DCI on the alleged $9,000 loan commitment, but did not find in favor of DCI for counterclaims made against BCM. The Company (and DCI) are vigorously contesting the Plaintiffs' claims including whether any Plaintiff is entitled to any judgement.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on the Company's condensed consolidated balance sheet, but could materially affect consolidated results of operations in a given year.


NOTE 13 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB No. 105 addresses the application of generally accepted accounting practices which apply to loan commitments which are accounted for as a derivative instrument and measured at fair value. The Company is reviewing the implications of SAB No. 105 but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.


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

The Company owns the right to call securitization financing previously issued and sold by the Company once the outstanding balance of such securities reaches a call trigger, generally either 35% or less of the original amount issued or a specified date. Generally interest rates on the bonds issued in the securitization financing increase by 0.30%-2.00% if the bonds are not redeemed by the Company. The Company will evaluate the benefit of calling such bonds at the time they are redeemable. These non-recourse securitization financings are collateralized by manufactured housing loans, and certain of the bonds may have interest rates which exceed current market rates. The Company has the right to call such bonds by class and is contemplating calling these bonds and reissuing them at the lower current market rates. On April 26, 2004, the Company redeemed the senior-most bond classes with an aggregate principal balance of $154.8 million, in its Merit Series 12 securitization and reissued the bonds at a $7.4 million premium to the Company. The aggregate callable balance at the time of the projected call of securitization financing which is expected to reach respective call triggers during the remainder of 2004 is approximately $230 million, relating to one securitization financing structure. The Company may or may not elect to call all or part of this securitization, or other securitizations, when eligible to call.

On March 29, 2004, the Company initiated a recapitalization plan whereby the Company was seeking shareholder approval to convert the Series A, Series B, and Series C preferred stock into a new Series D preferred stock and common stock. As part of the recapitalization plan, the Company offered to exchange 9.50% Senior Notes due 2007 for Series A, Series B and Series C preferred stock. In April 2004, at special meetings of its shareholders, the Company's preferred shareholders and its common shareholders approved the conversion of the existing preferred stock into Series D preferred stock and common stock. In addition, preferred shareholders tendered for $0.8 million of the Senior Notes. As a result, on a preliminary basis, the Series A, Series B and Series C preferred stock will convert into a maximum 5,628,794 shares of Series D preferred stock and 1,288,554 shares of common stock. The Series D preferred stock will have an issue price of $10 per share and pay $0.95 per year in dividends. All prior dividends-in-arrears on the Series A, Series B and Series C preferred stock will be extinguished. Interest on the senior notes and dividends on the Series D preferred stock will begin to accrue as of April 7, 2004. On a pro forma basis, utilizing information as of March 31, 2004, the Company's book value per common share will increase by $0.19 per share. On a preliminary basis, assuming the maximum number of shares of common stock are issued, common stock outstanding after the recapitalization transaction closes will increase from 10,873,903 to 12,162,457 shares. Below is the pro-forma effect on the Company's capital structure of the conversion and tender offer which assumes the conversion of the maximum shares of Series D preferred stock and common stock, and assumes costs incurred related to the implementation of the recapitalization plan and conversion of Series A, Series B and Series C preferred stock in Series D preferred stock and common stock of $0.4 million.

----------------------------------------------------------------------------------------------------------------------
                                                                                 March 31, 2004
                                                           -----------------------------------------------------------
(amounts in thousands)                                          Actual             Adjustment            Pro-Forma
---------------------------------------------------------- ----------------- -- ----------------- --- ----------------
Liabilities:
  Non-recourse securitization financing                     $  1,631,260         $          -          $  1,631,260
  Repurchase agreements                                           21,505                    -                21,505
  Senior notes                                                         -                  823                   823
  Accrued expenses and other liabilities                           1,929                    -                 1,929
                                                           -----------------    -----------------     ----------------
                                                               1,654,694                  823             1,655,517
                                                           -----------------    -----------------     ----------------
Shareholders' Equity:
  Series A preferred stock                                        11,274              (11,274)                    -
  Series B preferred stock                                        16,109              (16,109)                    -
  Series C preferred stock                                        19,631              (19,631)                    -
  Series D preferred stock                                             -               55,886                55,886
  Common stock                                                       109                   13                   122
  Additional paid-in capital                                     360,684               (2,272)              358,412
  Accumulated other comprehensive loss                            (3,542)                   -                (3,542)
  Accumulated deficit                                           (259,466)              (7,881)             (267,347)
                                                           -----------------    -----------------     ----------------
                                                                 144,799               (1,268)              143,531
                                                           -----------------    -----------------     ----------------
                                                            $  1,799,493         $       (445)         $  1,799,048
                                                           =================    =================     ================

----------------------------------------------------------------------------------------------------------------------


The Company believes that the successful completion of the recapitalization plan will be instrumental in its ability to pursue strategic alternatives, access additional sources of capital, enhance overall shareholder value, and provide preferred shareholders with increased liquidity for their shares. Beyond the recapitalization plan, the Company's primary focus has been and will continue to be on maximizing cash flows from its investment portfolio and opportunistically calling securities pursuant to clean-up calls if the underlying collateral has value for the Company. Longer term, the Board of Directors will continue to evaluate alternatives for the use of the Company's cash flow in an effort to improve overall shareholder value. Such evaluation may include a number of alternatives, including the acquisition of a new business. In addition, given the availability of tax net operating loss carryforwards, the Company could forego its REIT status in connection with the introduction of a new business plan, if such business plan included activities not traditionally associated with REITs, or that are prohibited or otherwise restricted for REITs.


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

                               FINANCIAL CONDITION
                             (amounts in thousands)

----------------------------------------------------------------------------------------
                                            March 31, 2004         December 31, 2003
-------------------------------------- ----------------------- -------------------------
Investments:
    Securitized finance receivables         $    1,715,864         $      1,774,193
    Other investments                               36,315                   37,903
    Securities                                      30,008                   33,275
    Other loans                                      7,828                    8,304

Non-recourse securitization financing            1,631,260                1,679,830
Repurchase agreements                               21,505                   23,884
Senior notes                                             -                   10,049

Shareholders' equity                               144,799                  149,846
Common book value per share
  (inclusive of dividends in arrears)    $            6.98         $           7.55
----------------------------------------------------------------------------------------

Securitized finance receivables. Securitized finance receivables decreased to $1.72 billion at March 31, 2004 compared to $1.77 billion at December 31, 2003. This decrease of $58.3 million is primarily the result of $49.8 million in paydowns on the collateral, $7.2 million of additions to allowance for loan losses and $1.5 million of impairment charges, partially offset by $0.2 million of market value changes.

Other investments. Other investments at March 31, 2004 consist primarily of delinquent property tax receivables. Other investments decreased from $37.9 million at December 31, 2003 to $36.3 million at March 31, 2004. This decrease is primarily the result of pay-downs of delinquent property tax receivables which totaled $1.6 million, and sales of real estate owned properties of $0.5 million during the quarter. These decreases were partially offset by additional advances for collections of $0.5 million.

Securities. Securities decreased during the three months ended March 31, 2004 by $3.3 million, to $30.0 million at March 31, 2004 from $33.3 million at December 31, 2003 due to principal payments of $3.4 million, partially offset by $0.1 million of net discount write-down.

Other loans. Other loans decreased by $0.5 million from $8.3 million at December 31, 2003 to $7.8 million at March 31, 2004 as the result of paydowns during the period.

Non-recourse securitization financing. As of March 31, 2004, the Company had 20 series of non-recourse securitization financing outstanding. Non-recourse securitization financing decreased $48.6 million, from $1.68 billion at December 31, 2003 to $1.63 billion at March 31, 2004. This decrease was primarily a result of principal payments received of $49.4 million on the associated finance receivables pledged which were used to pay down the non-recourse securitization financing in accordance with the respective indentures. Additionally, for certain securitizations, surplus cash in the amount of $1.0 million was retained within the security structure and used to repay non-recourse securitization financing outstanding, instead of being released to the Company, as certain performance triggers were not met in such securitizations. These decreases were partially offset by amortization of discounts of $1.7 million.

Senior Notes.  The February 2005 Senior Notes were early redeemed in March 2004.

Shareholders' equity. Shareholders' equity decreased to $144.8 million at March 31, 2004 from $149.8 million at December 31, 2003. This decrease was primarily the result of a net loss of $5.4 million, partially offset by a net decrease in accumulated other comprehensive loss due to an increase in unrealized gain on investments available-for-sale of $0.2 million and $0.1 million of deferred gains on hedging instruments.

                              RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                          March 31,
                                                               --------------------------------
(amounts in thousands except per share information)                2004              2003
-----------------------------------------------------------------------------------------------

Net interest margin                                              $    (765)       $   5,599
Impairment charges                                                  (1,661)          (2,078)
(Loss) gain on sales of investments                                    (34)             527
General and administrative expenses                                 (2,468)          (2,021)
Net (loss) income                                                   (5,387)           2,044

Net (loss) income per common share:
     Basic                                                       $    (0.60)      $     1.15
     Diluted                                                     $    (0.60)      $     1.13
-----------------------------------------------------------------------------------------------

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003. The decrease in net income during the three months ended March 31, 2004 as compared to the same period in 2003 is primarily the result of a decrease in net interest margin of $6.4 million, and an increase in general and administrative expense, offset by a decrease in impairment charges. In addition to this decrease in net income, net income per common share also experienced a significant decrease resulting from the recognition, during the three months ended March 31, 2003, of $10.4 million of preferred stock benefit associated with the retirement of Series A, Series B and Series C preferred shares exchanged for senior notes and cash pursuant to a tender offer initiated by the Company. This is in contrast to the $1.2 million of preferred dividend charges for the three-months ended March 31, 2004.

Net interest margin for the three months ended March 31, 2004 decreased to $(0.8) million from $5.6 million for the same period for 2003. Net interest spread decreased from 1.68% to 1.21% for the three-month periods ended March 31, 2003 and 2004, respectively, as discussed below. Provision for losses increased by $1.4 million from $5.8 million in 2003 to $7.2 million in the current period due to increased actual and estimated loss experience in the Company's manufactured housing loan portfolio.

Impairment charges consist of losses on certain debt securities. Impairment charges for the three-month ended March 31, 2003, were $1.7 million compared to $2.1 million for the same period in 2003. The Company did not experience, in the three-months ended March 31, 2004, impairment losses on its investment in delinquent property tax receivables and REO properties that it experienced during the same period for 2003. Impairment charges for the three-months ended March 31, 2004, were substantially all related to a security backed mostly by manufactured housing loans. Gain on sales of investments decreased by $0.5 million in 2004 compared to 2003. Gain on sales of investments in 2003 included the call of $8.2 million of previously issued securities, and the subsequent sale of the underlying seasoned single-family mortgage collateral.

General and administrative expense increased to $2.5 million for the three-months ended March 2004 from $2.0 million for the same period in 2003. This increase was primarily the result of legal expenses associated with the BCM litigation, as discussed in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements.

The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented. Assets that are on non-accrual status are excluded from the table below for each period presented.

                  Average Balances and Effective Interest Rates
                  ---------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended March 31,
                                                         ----------------------------------------------------------
                                                                    2004                          2003
                                                         ----------------------------------------------------------
                                                             Average      Effective       Average      Effective
                                                             Balance         Rate         Balance         Rate
                                                         ----------------------------- ----------------------------

Interest-earning assets: (1)
   Securitized finance receivables (2)                   $      1,768,007      7.44%   $    2,069,703       7.56%
   Securities                                                     28,408       7.87%            5,668      19.13%
   Cash                                                            8,636       0.75%           15,031       1.24%
   Other loans                                                     8,227       8.25%            8,755       5.76%
   Other investments                                                   4    (13.27%)           50,618      10.23%
                                                         ----------------------------- ----------------------------
     Total interest-earning assets                       $     1,813,282       7.42%   $    2,149,775       7.60%
                                                         ============================= ============================

Interest-bearing liabilities:
   Non-recourse securitization financing (3)             $     1,681,370       6.26%   $    1,962,979       5.57%
   Repurchase agreements                                          22,773       1.45%                -          -%
   Senior notes                                                    6,700       9.50%           10,693       9.50%
                                                         ----------------------------- ----------------------------
     Total interest-bearing liabilities                  $     1,710,843       6.21%   $    1,973,672       5.59%
                                                         ============================= ============================
Net interest spread on all investments (3)                                     1.21%                        1.68%
                                                                          ============                 ============
Net yield on average interest-earning assets (3)                               1.56%                        2.22%
                                                                          ============                 ============

-------------------------------------------------------------------------------------------------------------------

   (1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
   (2) Average balances exclude funds held by trustees of $335 and $501 for the three months ended March 31, 2004 and 2003, respectively.
   (3) Effective rates are calculated excluding non-interest related collateralized bond expenses. If included, the effective rate on interest-bearing liabilities would be 6.36% and 6.02% for the three months ended March 31, 2004 and 2003.

The net interest spread decreased 47 basis points, to 1.21% for the three months ended March 31, 2004 from 1.68% for the same period in 2003. The net yield on average interest earning assets for the three months ended March 31, 2004 also decreased relative to the same period in 2003, to 1.56% from 2.22%. The decline in the Company's net interest spread can be attributed to decreasing yields on interest-earning assets and increases in the cost of interest-bearing liabilities. Yields on interest earning assets declined as a result of the discontinuance of interest accrual on the Company's investment in delinquent property tax receivables and the sale in 2003 of high yielding securities. Interest-bearing liability costs increased by 29 basis points for the three month period ended March 31, 2004, compared to the same period in 2003 due primarily to adjustable-rate bonds paying down faster than fixed rate bonds. For the three month period ended March 31, 2004, there has been a greater decline in the effective interest-earning yield on the securitized finance receivables due to the `reset' lag and `floors' (the loans generally adjust or `reset' every six or twelve months and are generally limited to maximum adjustments upwards or downwards of 1% each six months), decreases in the short-term interest rates applicable to the approximate $327 million in single-family ARM loans that comprise a portion of the securitized finance receivables and increased prepayments and charge-offs of these securitized finance receivables. The average One-Month LIBOR rate decreased to 1.10% for the three-month period ended March 31, 2004 compared to 1.34% for the three-month period ended March 31, 2003. The average six-month LIBOR rate decreased to 1.18% for the three-month period ended March 31, 2004 compared to 1.36% for the same period in 2003.

From March 31, 2003 to March 31, 2004, average interest-earning assets declined $336 million, or approximately 16%. A large portion of such reduction relates to paydowns on the Company's adjustable-rate single-family mortgage loans and charge-offs on the Company's manufactured housing loans. The Company's portfolio as of March 31, 2004 consists of $326.8 million of adjustable rate assets and $1.5 billion of fixed-rate assets. The Company currently finances approximately $198.4 million of the fixed-rate assets with non-recourse LIBOR based floating-rate liabilities. Assuming short-term interest rates stay at or about current levels or increase slowly, the single-family ARM loans should continue to reset downwards in rate (subject to the floors) which will have the impact of reducing net interest spread in future periods. If short-term interest rates start to increase, then the downward resetting of the single-family ARM loans will slow down and the cost of interest-bearing liabilities will start to increase, also reducing net interest spread in future periods, depending on how quickly the rates increase. In June 2002, the Company entered into a three-year $100 million notional pay fixed/receive variable interest rate swap agreement to hedge part of this fixed-rate/floating-rate interest mismatch. In October 2002, the Company short sold a series of 90-day Eurodollar futures contracts with initial notional amounts of $80 million and with decreasing notional amounts through September 2005 to hedge an additional portion of this mismatch. At March 31, 2004, the notional amount of this synthetic amortizing swap was $34 million.

Interest Income and Interest-Earning Assets. At March 31, 2004, $1.5 billion of the investment portfolio consists of loans and securities which pay a fixed-rate of interest, and approximately $326.8 million of the investment portfolio is comprised of loans and securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 71% of the ARM loans underlying the ARM securities and securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR; approximately 14% of the ARM loans are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The following table presents a breakdown, by principal balance, of the Company's securitized finance receivables and securities by type of underlying loan. This table excludes mortgage-related securities, other investments and unsecuritized loans.

                      Investment Portfolio Composition (1)
                                 ($ in millions)

--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
                                                              Other Indices
                       LIBOR Based ARM     CMT Based ARM     Based ARM Loans   Fixed-Rate Loans
                            Loans              Loans                                                    Total
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------
2003, Quarter 1         $       352.5      $        66.3      $        52.8      $     1,605.3      $     2,076.9
2003, Quarter 2                 316.9               59.6               49.9            1,564.9            1,991.3
2003, Quarter 3                 288.8               53.4               48.2            1,519.2            1,909.6
2003, Quarter 4                 258.2               48.8               45.4            1,512.2            1,864.6
2004, Quarter 1                 235.3               46.5               45.0            1,479.0            1,805.8
--------------------- ------------------ ------------------ ------------------ ------------------ ------------------

(1)  Only principal amounts are included.

Credit Exposures. The Company invests in non-recourse securitization financing or pass-through securitization structures. Generally these securitization structures use over-collateralization, subordination, third-party guarantees, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing as a form of credit enhancement. The Company generally has retained a limited portion of the direct credit risk in these securities. In most instances, the Company retained the "first-loss" credit risk on pools of loans that it has securitized.

The following table summarizes the aggregate principal amount of securitized finance receivables and securities outstanding; the direct credit exposure retained by the Company (represented by the amount of over-collateralization pledged and subordinated securities owned by the Company), net of the credit reserves and discounts maintained by the Company for such exposure; and the actual credit losses incurred for each quarter presented.

The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $27.5 million and a remaining deductible aggregating $0.8 million on $47.0 million of securitized single family mortgage loans which are subject to such reimbursement agreements; guarantees aggregating $28.7 million on $296.8 million of securitized commercial mortgage loans, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; and $153.6 million of securitized single family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 58% on such policies before the Company would incur losses. This table excludes any credit exposure on unsecuritized loans and other investments.

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)

  --------------------------------------------------------------------------------------------------------------------
                                                                                                Credit Exposure, Net
                               Outstanding          Credit Exposure,            Actual         of Credit Reserves to
                              Loan Principal             Net of                 Credit            Outstanding Loan
                                 Balance            Credit Reserves             Losses                Balance
  --------------------------------------------------------------------------------------------------------------------
  2003, Quarter 1              $      2,082.3        $          90.1           $     6.2               4.33%
  2003, Quarter 2                     1,997.1                   72.8                 6.4               3.65%
  2003, Quarter 3                     1,903.7                   67.6                 5.7               3.55%
  2003, Quarter 4                     1,830.2                   64.7                 7.2               3.54%
  2004, Quarter 1                     1,775.1                   54.3                 6.0               3.06%
  --------------------------------------------------------------------------------------------------------------------

The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which Dynex has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding collateral balance have increased to 6.52% at March 31, 2004 from 4.55% at March 31, 2003. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of March 31, 2003, management believes the level of credit reserves is appropriate for currently existing losses.

                           Delinquency Statistics (1)

   --------------------------------------------------------------------------------------------------------------------
                        30 to 60 days delinquent      60 to 90 days          90 days and over
                                                       delinquent             delinquent (2)             Total
   --------------------------------------------------------------------------------------------------------------------
   2003, Quarter 1               1.73%                    0.49%                   2.33%                  4.55%
   2003, Quarter 2               1.61%                    0.43%                   2.79%                  4.83%
   2003, Quarter 3               1.55%                    0.48%                   2.73%                  4.76%
   2003, Quarter 4               1.63%                    0.43%                   2.62%                  4.68%
   2004, Quarter 1               3.40%                    0.49%                   2.63%                  6.52%
   --------------------------------------------------------------------------------------------------------------------

(1)  Excludes  other   investments  and   unsecuritized   loans.   (2)  Includes
foreclosures, repossessions and REO.

General and Administrative Expense. The following tables present a breakdown of general and administrative expense by category and business unit.

----------------------------- ---------------------------- ----------------------------- ----------------------------
                                       Servicing               Corporate/Investment                 Total
                                                               Portfolio Management
----------------------------- ---------------------------- ----------------------------- ----------------------------
2003, Quarter 1                        $ 1,146.6                $       874.2                     $  2,020.8
2003, Quarter 2                          1,262.3                        888.3                        2,150.6
2003, Quarter 3                          1,240.6                        884.1                        2,124.7
2003, Quarter 4                          1,199.4                      1,136.8                        2,336.2
2004, Quarter 1                          1,008.9                      1,459.6                        2,468.5
----------------------------- ---------------------------- ----------------------------- ----------------------------

General and administrative expense increased to $2.5 million for the three-months ended March 2004 from $2.0 million for the same period in 2003. This increase was primarily the result of legal expenses associated with the BCM litigation.

Recent Accounting Pronouncements. In December 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Professional Accountants (AICPA) issued Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all non-governmental entities, including not-for-profit organizations. SOP No. 03-3 does not apply to loans originated by the entity. The Company is reviewing the implications of SOP No. 03-3 but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.

In March 2004, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments." SAB No. 105 addresses the application of generally accepted accounting practices which apply to loan commitments which are accounted for as a derivative instrument and measured at fair value. The Company is reviewing the implications of SAB No. 105 but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.

Non-GAAP Information on Securitized Finance Receivables and
  Non-Recourse Securitization Financing

The Company finances its securitized finance receivables through the issuance of non-recourse securitization financing. The Company presents in its condensed consolidated financial statements the securitized finance receivables as assets, and the associated securitization financing as a liability. Because the securitization financing is recourse only to the finance receivables pledged, and is therefore not a general obligation of the Company, the risk to the Company on its investment in securitized finance receivables is limited to its net investment (i.e., the excess of the finance receivables pledged over the non-recourse securitization financing). This excess is often referred to as overcollateralization. The purpose of the information presented in this section is to present the securitized finance receivables on a net investment basis, and to provide estimated fair value information using various assumptions on such net investment. In the tables below, the "principal balance of net investment" in securitized finance receivables represents the excess of the principal balance of the collateral pledged over the outstanding balance of the associated non-recourse securitization financing owned by third parties. The "amortized cost basis of net investment" is principal balance of net investment plus or minus premiums and discounts and related costs. The Company generally has sold the investment grade classes of the securitization financing to third parties, and has retained the portion of the securitization financing that is below investment grade.

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

Below is a summary as of March 31, 2004, by each series of the Company's net investment in securitized finance receivables where the fair value exceeds $0.5 million. The following tables show the Company's net investment in each of the securities presented below on both a principal balance and amortized cost basis, as those terms are defined above. The accompanying condensed consolidated financial statements of the Company presents the securitized finance receivables as an asset, and presents the associated securitization financing bond obligation as a non-recourse liability. In addition, the Company carries only its investment in MERIT Series 11 at fair value. As a result, the table below is not meant to present the Company's investment in securitized finance receivables or the non-recourse securitization financing in accordance with generally accepted accounting principles applicable to the Company's transactions. See below for a reconciliation of the amounts included in the table to the Company's condensed consolidated financial statements.


--------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                 Principal
                                                      Principal       Balance of       Principal       Amortized
                                                       Balance      Collateralized      Balance        Cost Basis
    Collateralized                                        Of             Bonds             Of              Of
         Bond                                         Collateral    Outstanding to        Net             Net
      Series (1)             Collateral Type           Pledged       Third Parties     Investment      Investment
--------------------------------------------------------------------------------------------------------------------

MERIT Series 11         Securities backed by         $     250,690    $     218,005   $      32,685    $     23,480
                        single-family mortgage
                        and manufactured housing
                        loans

MERIT Series 12         Manufactured housing loans         217,522          199,369          18,153          14,114

MERIT Series 13         Manufactured housing loans         259,903          237,298          22,605          15,779

SASCO 2002-9            Single family loans                293,587          284,859           8,728          14,280

MCA Series 1            Commercial mortgage loans           79,144           74,425           4,719             241

CCA One Series 2        Commercial mortgage loans          285,676          263,572          22,104           9,916

CCA One Series 3        Commercial mortgage loans          387,321          346,375          40,946          52,347
--------------------------------------------------------------------------------------------------------------------

                                                     $   1,773,843    $   1,623,903   $     149,940    $    130,157
--------------------------------------------------------------------------------------------------------------------

(1) MERIT stands for MERIT Securities Corporation; MCA stands for Multifamily Capital Access One, Inc. (now known as Commercial Capital Access One, Inc.); and CCA stands for Commercial Capital Access One, Inc. Each such entity is a wholly owned limited purpose subsidiary of the Company. SASCO stands for Structured Asset Securitization Corporation

The following table reconciles the balances presented in the table above with the amounts included for securitized finance receivables and securitization financing in the accompanying condensed consolidated financial statements.

----------------------------------------------------------------------------------------------
(amounts in thousands)                                     Securitized        Non-recourse
                                                             finance         securitization
                                                           receivables         financing
----------------------------------------------------------------------------------------------

Principal balances per the above table                     $   1,773,843      $   1,623,903
Principal balance of security excluded from above table            3,520              3,497
Recorded impairments on debt securities                          (12,449)                 -
Premiums and discounts                                           (14,655)            (3,429)
Accrued interest and other                                        11,592              7,289
Allowance for loan losses                                        (45,987)                -
----------------------------------------------------------------------------------------------
Balance per condensed consolidated financial statements    $   1,715,864      $   1,631,260
----------------------------------------------------------------------------------------------


The following table summarizes the fair value of a non-GAAP presentation of the Company's net investment in securitized finance receivables, the various assumptions made in estimating value, and the cash flow received from such net investment during 2004. As the Company does not present its investment in securitized finance receivables on a net investment basis and carries only its investment in MERIT Series 11 at fair value, the table below is not meant to present the Company's investment in securitized finance receivables or securitization financing in accordance with generally accepted accounting principles applicable to the Company's transactions.

--------------------------------------------------------------------------------------------------------------------
                                               Fair Value Assumptions                   ($ in thousands)
--------------------------------------------------------------------------------------------------------------------
Collateralized Bond   Weighted-average                       Projected cash   Fair value of net      Cash flows
       Series        prepayment speeds        Losses        flow termination    investment (1)   received in 2004,
                                                                  date                                net (2)
--------------------------------------------------------------------------------------------------------------------

MERIT Series 11      30%-35% CPR on SF  3.3% annually on   Anticipated final     $      23,652      $       3,336
                       securities; 8%   MH loans           maturity in 2025
                         CPR on MH
                         securities

MERIT Series 12            8% CPR       3.1% annually on   Anticipated final             8,853                277
                                        MH loans           maturity in 2027

MERIT Series 13            9% CPR       3.7% annually      Anticipated final               638                306
                                                           maturity in 2026

SASCO 2002-9              30% CPR       0.15% annually     Anticipated call             18,851              3,017
                                                           date in 2005

MCA One Series 1            (3)         0.80% annually     Anticipated final             2,659                116
                                                           maturity in 2018

CCA One Series 2            (4)         0.80% annually     Anticipated call             11,094                430
                                                           date in 2012

CCA One Series 3            (4)         1.20% annually     Anticipated call             18,873                525
                                                           date in 2009
--------------------------------------------------------------------------------------------------------------------
                                                                                 $      84,620      $       8,007
--------------------------------------------------------------------------------------------------------------------

(1) Calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows were based on the forward LIBOR curve as of March 31, 2004, and incorporates the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.
(2) Cash flows received by the Company during the year, equal to the excess of the cash flows received on the collateral pledged, over the cash flow requirements of the collateralized bond security
(3) Computed at 0% CPR through June 2008 due to prepayment lockouts and yield maintenance provisions (4) Computed at 0% CPR until the respective call date due to prepayment lockouts and yield maintenance provisions

The above tables illustrate the Company's estimated fair value of its net investment in securitized finance receivables. In its condensed consolidated financial statements, the Company carries its investments at amortized cost, except for its investment in MERIT Series 11, which it carries at estimated fair value. The fair value of net investment for Merit Series 12 in the above table includes $7.4 million in proceeds which the Company received in April 2004 from the redemption of the two most senior classes of bonds and the resale of such bonds to a third-party. Merit Series 13, which is secured by similar collateral, is redeemable beginning in August 2004. However, as the Company has not determined whether it will redeem any classes from Series 13, and has not obtained an independent valuation of the optional redemption provision for Series 13, no value for such provision is included in the above table. Inclusive of recorded allowance for loan losses of $46.0 million, the Company's net investment in collateralized bond securities is approximately $84.6 million. This amount compares to an estimated fair value, utilizing a discount rate of 16%, of approximately $84.6 million, as set forth in the table above.

The following table compares the fair value of the non-GAAP disclosure of these investments at various discount rates, but otherwise sing the same assumptions as set forth for the two immediately preceding tables:

                          Fair Value of Net Investment
                          ----------------------------

--------------------------------------------------------------------------------------------------------------------
    Collateralized
      Bond Series                  12%                    16%                    20%                    25%
--------------------------------------------------------------------------------------------------------------------
MERIT Series 11A             $    26,452            $    23,652            $    21,492            $    19,397
MERIT Series 12-1                  8,837                  8,853                  8,833                  8,777
MERIT Series 13                      469                    638                    747                    831
SASCO 2002-9                      19,401                 18,851                 18,320                 17,682
MCA One Series 1                   3,293                  2,659                  2,182                  1,742
CCA One Series 2                  13,656                 11,094                  9,154                  7,358
CCA One Series 3                  22,127                 18,873                 16,166                 13,407
--------------------------------------------------------------------------------------------------------------------
                             $    94,235            $    84,620            $    76,894            $    69,194
--------------------------------------------------------------------------------------------------------------------


                         LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations from a variety of sources. These sources have included cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments. In addition, while the Company was actively originating loans for its investment portfolio, the Company funded these operations through short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of non-recourse securitization financing). The Company's investment portfolio continues to provide positive cash flow, which can be utilized by the Company for reinvestment or other purposes. Should the Company's future operations require access to sources of capital such as lines of credit and repurchase agreements, the Company believes that it would be able to access such sources.

The Company's cash flow from its investment portfolio for the quarter ended March 31, 2004 was approximately $11.1 million. Such cash flow is after payment of principal and interest on the associated non-recourse securitization financing (i.e., non-recourse debt) outstanding. From the cash flow on its investment portfolio, the Company funds its operating overhead costs, including the servicing of its delinquent property tax receivables, and repays any remaining recourse debt.

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

Senior Notes. During the quarter ended March 31, 2004, the Company redeemed all of the 9.50% senior unsecured notes due February 2005 (the "February 2005 Senior Notes").

Non-recourse Debt. Dynex, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of non-recourse securitization financing to fund the majority of its investment portfolio. The obligations under the non-recourse securitization financing are payable solely from the securitized finance receivables and are otherwise non-recourse to Dynex. Securitized finance receivables is not subject to margin calls. The maturity of each class of non-recourse securitization financing is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At March 31, 2004, Dynex had $1.6 billion of non-recourse securitization financing outstanding.


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

Interest Rate Fluctuations. The Company's income depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the loans currently pledged as securitized finance receivables by the Company are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse debt, approximately $198 million of which is variable rate. Financing fixed rate assets with variable rate bonds exposes the Company to reductions in income and cash flow in a period of rising interest rates. Through the use of interest rate swaps and synthetic swaps, the Company has reduced this exposure by approximately $134 million at March 31, 2004 on an amortizing basis through approximately June 2005. In addition, a significant amount of the investments held by the Company is adjustable-rate collateral for collateralized bonds, which generally reset on a delayed basis and have periodic interest rate caps. These investments are financed through non-recourse long-term collateralized bonds which reset monthly and which have no periodic caps. In total at March 31, 2004, the Company has approximately $503 million of variable-rate collateralized bonds.

The net interest spread for these investments could decrease materially during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps, whereas the related borrowing has no delayed resets or such interest rate caps.

Defaults. Defaults by borrowers on loans retained by the Company may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company. The allowance for losses is calculated on the basis of historical experience and management's best estimates. Actual default rates or loss severity may differ from the Company's estimate as a result of economic conditions. In particular, the default rate and loss severity on the Company's portfolio of manufactured housing loans has been higher than initially estimated. Actual defaults on ARM loans may increase during a rising interest rate environment. The Company believes that its reserves are adequate for such risks on loans that were delinquent as of March 31, 2004.

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

Regulatory Changes. The Company's businesses as of March 31, 2004 are not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables.


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

The Company focuses on the sensitivity of its investment portfolio cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its net interest margin cash flow for the next twenty-four months assuming interest rates over such time period follow the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of March 31, 2004. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow. Cash flow changes from interest rate swaps, caps, floors or any other derivative instrument are included in this analysis.

The following table summarizes the Company's net interest margin cash flow and market value sensitivity analyses as of March 31, 2004. These analyses represents management's estimate of the percentage change in net interest margin cash flow and value, expressed as a percentage change of shareholders' equity, given a parallel shift in interest rates as discussed above. Other investments are excluded from this analysis because they are not interest rate sensitive. The "Base" case represents the interest rate environment as it existed as of March 31, 2004. At March 31, 2004, one-month LIBOR was 1.09% and six-month LIBOR was 1.16%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's investment portfolio and the liabilities incurred by the Company, including non-recourse securitization financing, to finance their investments. As a result of anticipated prepayments on assets in the investment portfolio, there are likely to be such changes in the future.

                                        Projected Change in Net
           Basis Point                      Interest Margin              Projected Change in Value,
       Increase (Decrease)                  Cash Flow From              Expressed as a Percentage of
        in Interest Rates                      Base Case                    Shareholders' Equity
----------------------------------- -------------------------------- -----------------------------------
               +200                            (15.0)%                            (5.6)%
               +100                             (9.3)%                            (2.8)%
               Base
               -100                             10.5%                              3.9%
               -200                             15.5%                              7.1%

The Company's interest rate risk is related both to the rate of change in short term interest rates, and to the level of short-term interest rates. Approximately $326.8 million of the Company's investment portfolio as of March 31, 2004 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 71% and 14% of the ARM loans underlying the Company's ARM securities and securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the ARM loans underlying the ARM securities and securitized finance receivables relative to the rate resets on the associated borrowings and (ii) rate resets on the ARM loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As to item (i), the Company has substantially limited its interest rate risk on such investments through (i) the issuance of fixed-rate non-recourse securitization financing which approximated $1.1 billion as of March 31, 2004, and (ii) equity, which was $144.8 million. In addition, the Company has entered into interest rate swaps and synthetic swaps to mitigate its interest rate risk exposure on fixed-rate investments financed with variable rate bonds as further discussed below. As to items (ii) and (iii), as short-term interest rates stabilize and the ARM loans reset, the net interest margin may be partially restored as the yields on the ARM loans adjust to market conditions.

In addition, the Company has entered into an interest rate swap to mitigate its interest rate risk exposure on $100 million in notional value of its variable rate bonds. The swap agreement has been constructed such that the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on one month LIBOR on the same notional amount. The impact on cash flows from the interest rate swap has been included in the table above for each of the respective interest-rate scenarios. An additional approximate $34 million of floating-rate liabilities are being converted to a fixed rate through an amortizing synthetic swap created by the short sale of a string of Eurodollar futures contract in October 2002. The synthetic swap has an estimated duration of 1.25 years. As of December 31, 2003, the weighted-average fixed rate cost of the synthetic swap to the Company is 3.40%.

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


Item 4.  Controls and Procedures

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

             As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective.

             In conducting its review of disclosure controls, management concluded that sufficient disclosure controls and procedures did exist to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in internal controls.

             The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting. During the Company's last fiscal quarter its real estate owned management and collection systems were enhanced to more reliably capture and report information on the status of the Company's real estate owned including information necessary to accurately compute the net realizable value of the real estate owned and to seek verification of market values from independent third-party sources. There were no other changes in the Company's internal controls or in other factors that could materially affect, or are reasonably likely to materially affect the Company's internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions


PART II.  OTHER INFORMATION


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

The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., were defendants in state court in Dallas County, Texas in the matter of Basic Capital Management et al (collectively, "BCM" or "the Plaintiffs") versus Dynex Commercial, Inc. et al. The suit was filed in April 1999 originally against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. The complaint, which was further amended during pretrial proceedings, alleged that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160 million "master" loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9 million. The trial commenced in January 2004 and in February 2004, the jury in the case rendered a verdict in favor of one of the plaintiffs and against the Company on the alleged breach of the loan agreements for tenant improvements and awarded that plaintiff damages in the amount of $0. 3 million. The jury also awarded the Plaintiffs' attorneys fees in the amount of $2.1 million. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively. The verdict, any judgement, and the apportionment of the award of attorneys fees between the Company and DCI, if appropriate, remains subject to the outcome of post-judgment motions pending or to be filed with the trial court. The Company does not believe that it has any legal responsibility for the verdict against DCI. Plaintiffs are seeking to set-off any damages that may be awarded against obligations to or loans held by DCI or the Company, as applicable. The Plaintiffs may attempt to include loans which have been pledged by the Company as securitized finance receivables in non-recourse securitization financings. The jury found in favor of DCI on the alleged $9 million loan commitment, but did not find in favor of DCI for counterclaims made against BCM. The Company (and DCI) are vigorously contesting Plaintiffs' claims including whether any Plaintiff is entitled to any judgement.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on the Company's condensed consolidated balance sheet, but could materially affect consolidated results of operations in a given year.


Item 2.  Changes in Securities and Use of Proceeds

None.


Item 3.  Defaults Upon Senior Securities

See Note 10 to accompanying  condensed consolidated financial statements in
Part I Item 1.


Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              31.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

              Current report on Form 8-K, including Item 5. "Other Events and Regulation FD Disclosure" and Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits," Exhibit No.
              99.1 as filed with the Commission on March 30, 2004 providing a copy of the Dynex Capital, Inc. Press Release dated March 29, 2004.

              Current report on Form 8-K, including Item 7. "Exhibits," Exhibit No. 99 as filed with the Commission on March 16,
              2004 providing a copy of the Dynex Capital, Inc. Press Release dated March 15, 2004.

              Current report on Form 8-K, including Item 12, "Results of Opera-tions and Financial Condition," Exhibit No. 99.1 as filed with the Commission on May 12, 2004, providing a copy of the Dynex Capital, Inc. Press Release dated May 11, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DYNEX CAPITAL, INC.




Dated:  May 20, 2004                   By:      /s/ Stephen J. Benedetti
                                            ------------------------------------
                                            Stephen J. Benedetti,
                                            Executive Vice President
                                            (Principal Executive Officer)