Form 10-Q
period 2004-06-30
DYNEX CAPITAL INC
filed 2004-08-16
CIK 826675

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

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


As of July 31, 2004, the registrant had 12,162,391 shares of common stock outstanding with a par value of $.01 per share, which is the registrant's only class of common stock.


================================================================================

                               DYNEX CAPITAL, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                                    Page
PART I.    FINANCIAL INFORMATION

           Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets at June 30, 2004
                      and December 31, 2003  (unaudited)..............................................................1

                      Condensed Consolidated Statements of Operations and
                      Comprehensive Loss for the three and six months ended
                      June 30, 2004 and 2003 (unaudited) .............................................................2

                      Condensed Consolidated Statements of Cash Flows for
                      the six months ended June 30, 2004 and 2003  (unaudited) .......................................3

                      Notes to Unaudited Condensed Consolidated Financial Statements .................................4

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..................................................11

           Item 3.    Quantitative and Qualitative Disclosures about Market Risk.....................................24

           Item 4.    Controls and Procedures........................................................................25

PART II.   OTHER INFORMATION

           Item 1.    Legal Proceedings .............................................................................26

           Item 2.    Changes in Securities, Use of Proceeds and
                      Issuer Purchases of Equity Securities..........................................................27

           Item 3.    Defaults Upon Senior Securities................................................................27

           Item 4.    Submission of Matters to a Vote of Security Holders............................................27

           Item 5.    Other Information..............................................................................27

           Item 6.    Exhibits and Reports on Form 8-K...............................................................27

SIGNATURE............................................................................................................29

Exhibits.............................................................................................................30

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)

                                                                                  -------------------- ---- ---------------------
                                                                                       June 30,                 December 31,
                                                                                         2004                       2003
                                                                                  --------------------      ---------------------
ASSETS
Cash and cash equivalents                                                             $       22,905            $        7,386
Other assets                                                                                   3,433                     4,174
                                                                                  --------------------      ---------------------
                                                                                              26,338                    11,560
Investments:
   Securitized finance receivables:
     Loans, net                                                                            1,422,878                 1,518,613
     Debt securities, available-for-sale                                                     228,521                   255,580
   Other investments                                                                          35,258                    37,903
   Securities                                                                                 25,007                    33,275
   Other loans                                                                                 6,433                     8,304
                                                                                  --------------------      ---------------------
                                                                                           1,718,097                 1,853,675
                                                                                  --------------------      ---------------------
                                                                                      $    1,744,435            $    1,865,235
                                                                                  ====================      =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse securitization financing                                                 $    1,589,596            $    1,679,830
Repurchase agreements                                                                         17,330                    23,884
Senior notes                                                                                     823                    10,049
                                                                                  --------------------      ---------------------
                                                                                           1,607,749                 1,713,763

Accrued expenses and other liabilities                                                         1,325                     1,626
                                                                                  --------------------      ---------------------
                                                                                           1,609,074                 1,715,389
                                                                                  --------------------      ---------------------
Commitments and contingencies (Note 11)                                                            -                         -

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
   9.75% Cumulative Convertible Series A, None and 493,595 shares issued and                       -                    11,274
     outstanding  (None and $16,322 aggregate liquidation preference, respectively)
   9.55% Cumulative Convertible Series B, None and 688,189 shares issued and                       -                    16,109
     outstanding (None and $23,100 aggregate liquidation preference, respectively)
   9.73% Cumulative Convertible Series C, None and 684,893 shares issued and                       -                    19,631
     outstanding (None and $28,295 aggregate liquidation preference, respectively)
   9.75% Cumulative Convertible Series D, 5,628,737 shares and none issued and                55,670                         -
     outstanding ($57,535 and no aggregate liquidation preference, respectively)
Common stock, par value $.01 per share, 100,000,000 shares authorized,                           122                       109
 12,162,391 and 10,873,903 shares issued and outstanding, respectively
Additional paid-in capital                                                                   366,897                   360,684
Accumulated other comprehensive income (loss)                                                  1,438                    (3,882)
Accumulated deficit                                                                         (288,766)                 (254,079)
                                                                                  --------------------      ---------------------
                                                                                             135,361                   149,846
                                                                                  --------------------      ---------------------
                                                                                      $    1,744,435            $    1,865,235
                                                                                  ====================      =====================

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(amounts in thousands except share and per share data)

                                                     ---------------------------------- --- ---------------------------------------
                                                        Three Months Ended June 30,               Six Months Ended June 30,
                                                     ----------------------------------     ---------------------------------------
                                                          2004               2003                 2004                  2003
                                                     ---------------    ---------------     -----------------     -----------------
Interest income:
   Securitized finance receivables                     $   32,469         $   37,078          $    65,355           $   76,177
   Securities                                                 555                138                1,114                  409
   Other loans                                                163                127                  333                  253
   Other investments                                           30              1,162                   46                2,503
                                                     ---------------    ---------------     -----------------     -----------------
                                                           33,217             38,505               66,848               79,342
                                                     ---------------    ---------------     -----------------     -----------------

Interest and related expense:
   Non-recourse securitization financing                   27,555             28,824               54,427               57,927
   Repurchase agreements and senior notes                      83                730                  325                  984
   Other                                                       60                125                  142                  162
                                                     ---------------    ---------------     -----------------     -----------------
                                                           27,698             29,679               54,894               59,073
                                                     ---------------    ---------------     -----------------     -----------------

Net interest margin before provision for loan
   losses                                                   5,519              8,826               11,954               20,269
Provision for loan losses                                  (8,947)           (18,040)             (16,147)             (23,884)
                                                     ---------------    ---------------     -----------------     -----------------
Net interest margin                                        (3,428)            (9,214)              (4,193)              (3,615)

Impairment charges                                         (7,746)              (200)              (9,407)              (2,205)
Gain on sale of investments, net                               20                556                    4                1,010
Other income (expense)                                        216                 23                 (261)                  40
General and administrative expenses                        (2,015)            (2,151)              (4,483)              (4,172)
                                                     ---------------    ---------------     -----------------     -----------------
Net loss                                                  (12,953)           (10,986)             (18,340)              (8,942)

Preferred stock benefit (charge)                            2,045             (1,214)                 854                9,230
                                                     ---------------    ---------------     -----------------     -----------------
Net (loss) income to common shareholders               $  (10,908)        $  (12,200)         $   (17,486)          $      288
                                                     ---------------    ---------------     -----------------     -----------------

Change in net unrealized gain/(loss) on:
   Investments classified as available-for-sale
     during the period                                      3,056              2,355                3,315                2,981
   Hedge instruments                                        1,924               (679)               2,005               (1,119)
                                                     ---------------    ---------------     -----------------     -----------------
Comprehensive loss                                     $   (7,973)        $   (9,310)         $   (13,020)          $   (7,080)
                                                     ===============    ===============     =================     =================

Net (loss) income per common share:
   Basic and diluted                                       $(0.95)            $(1.12)             $(1.59)                $0.03
                                                     ===============    ===============     =================     =================

Weighted average number of common shares outstanding:
   Basic and diluted                                   11,468,635         10,873,903           10,972,844           10,873,903
                                                     ===============    ===============     =================     =================

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

                                                                                -------------------------------------------------
                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                -------------------------------------------------
                                                                                        2004                       2003
                                                                                ----------------------    -----------------------
 Operating activities:
   Net loss                                                                          $     (18,340)            $      (8,942)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Provision for loan losses                                                            16,147                    23,884
       Impairment charges                                                                    9,407                     2,205
       Gain on sale of investments                                                              (4)                   (1,010)
       Amortization and depreciation                                                         3,886                     5,349
       Net change in other assets, accrued expenses and other liabilities                    2,096                    (4,711)
                                                                                ----------------------    -----------------------
          Net cash and cash equivalents provided by operating activities                    13,192                    16,775
                                                                                ----------------------    -----------------------

 Investing activities:
   Principal payments received on securitized finance receivables                          100,881                   156,174
   Payments received on other investments, securities and other loans                       13,956                    11,180
   Proceeds from sales of securities and other investments                                     461                     2,359
   Purchase of or advances on investments                                                   (1,308)                   (3,508)
   Other                                                                                      (243)                      177
                                                                                ----------------------    -----------------------
        Net cash and cash equivalents provided by investing activities                     113,747                   166,382
                                                                                ----------------------    -----------------------

 Financing activities:
   Principal payments on non-recourse securitization financing                            (101,552)                 (160,818)
   Proceeds from issuance of bonds                                                           7,377                         -
   Repayment of repurchase agreement borrowings                                             (5,731)                        -
   Repayment of senior notes                                                               (10,049)                   (4,010)
   Retirement of preferred stock                                                            (1,465)                  (19,553)
                                                                                ----------------------    -----------------------
        Net cash and cash equivalents used for financing activities                       (111,420)                 (184,381)
                                                                                ----------------------    -----------------------
 Net increase (decrease) in cash and cash equivalents                                       15,519                    (1,224)
 Cash and cash equivalents at beginning of period                                            7,386                    15,076
                                                                                ----------------------    -----------------------
                                                                                ----------------------    -----------------------
 Cash and cash equivalents at end of period                                          $      22,905             $      13,852
                                                                                ======================    =======================

 Supplement disclosures of cash flow information:
   Cash paid for interest                                                            $      50,531             $      55,104
                                                                                =================================================

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004 (amounts in thousands except share and per share data)


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

The Company follows the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships when it is able to influence the financial and operating policies of the investee. For all other investments in partnerships, the cost method is applied.

The Company believes it has complied with the requirements for qualification as a REIT under the Internal Revenue Code (the "Code"). To the extent the Company qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders.

In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2003.

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

Certain reclassifications have been made to the financial statements for 2003 to
conform  to  the   presentation   for  2004.


NOTE 2 - FAIR VALUE

Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. Securities are both fixed-rate and adjustable-rate. Estimates of fair value for securities are based on market prices provided by certain dealers, when available. Estimates of fair value for certain other securities, including securities pledged as securitized finance receivables, are determined by calculating the present value of the projected cash flows of the instruments using market based assumptions such as the forward yield based on the forward Eurodollar curve and estimated market spreads to applicable indices for comparable securities, and using collateral based assumptions such as prepayment rates and credit loss assumptions based on the most recent performance and anticipated performance of the underlying collateral..

NOTE 3 - NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is presented on both a basic and diluted per common share basis. Diluted net income (loss) per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method and stock appreciation rights to the extent that there are rights outstanding, using the treasury stock method, but only if these items are dilutive. The Series D preferred stock is convertible into one share of common stock for each share of preferred stock. The Series A, Series B and Series C preferred stock is convertible into one share of common stock for two shares of preferred stock.

The following table reconciles the numerator and denominator for both basic and diluted net income (loss) per common share for the three and six months ended June 30, 2004 and 2003.

----------------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended June 30,                     Six Months Ended June 30,
                              ----------------------------------------------------------------------------------------------
                                       2004                    2003                    2004                   2003
                              ----------------------------------------------------------------------------------------------
                                           Weighted-               Weighted-               Weighted-             Weighted-
                                            Average                 Average                 Average               Average
                                (Loss)      Number      (Loss)      Number      (Loss)      Number     (Loss)     Number
                                Income     Of Shares    Income     Of Shares    Income     Of Shares   Income    Of Shares
                              ----------- ----------------------- ----------------------- ---------------------- -----------
Net loss                      $ (12,953)              $(10,986)               $ (18,340)              $ (8,942)
Preferred stock benefit           2,045                 (1,214)                     854                  9,230
  (charge)
                              -------------           -----------             -----------             ----------
Net (loss) income to common

  shareholders                $ (10,908)  11,468,635  $(12,200)   10,873,903  $ (17,486)  10,972,844  $    288   10,873,903
                              =========== ======================= ======================= ====================== ===========

Net (loss) income per share:
  Basic and diluted                         $(0.95)                 $(1.12)                 $(1.59)                $0.03
                                          ============            ============            ============           ===========

Reconciliation of shares not included in
  calculation of earnings per share due to
  anti-dilutive effect
   Series A                   $     (48)      132,891 $    (289)    246,798   $    (337)    189,844   $   (675)    328,035
   Series B                        (134)      185,282      (403)    344,095        (537)    264,688       (940)    456,637
   Series C                        (167)      184,394      (500)    342,447        (666)    263,420     (1,169)    456,313
   Series D                      (1,263)    2,659,733         -           -      (1,263)  1,329,866          -           -
   Expense and incremental
   shares of stock                    -        21,119         -      19,933           -      21,067          -      19,933
   appreciation rights
                              ----------- ----------------------- ----------------------- ---------------------- -----------
                               $ (1,612)    3,183,419  $ (1,192)    953,273   $  (2,803)  2,068,885   $ (2,784)  1,260,918
                              =========== ======================= ======================= ====================== ===========

----------------------------------------------------------------------------------------------------------------------------


NOTE 4 - SECURITIZED FINANCE RECEIVABLES

The following table summarizes the types of securitized finance receivables as of June 30, 2004 and December 31, 2003:

----------------------------------- -------------------- -- ----------------
                                         June 30,            December 31,
                                           2004                  2003
----------------------------------- -------------------- -- ----------------
  Loans, at amortized cost              $ 1,472,346           $1,561,977
  Allowance for loan losses                 (49,468)              (43,364)
----------------------------------- -------------------- -- ----------------
  Loans, net                              1,422,878             1,518,613
  Debt securities, at fair value            228,521               255,580
----------------------------------- -------------------- -- ----------------
                                        $ 1,651,399           $ 1,774,193
----------------------------------- -------------------- -- ----------------

The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as securitized finance receivables as of June 30, 2004 and December 31, 2003:

------------------------------------- ------------------ --- -------------------
                                            June 30,         December 31, 2003
                                              2004
------------------------------------- ------------------ --- -------------------
  Debt securities, at amortized cost      $   225,251            $   255,462
  Gross unrealized gains                        3,270                    118

------------------------------------- ------------------ --- -------------------
  Estimated fair value                    $   228,521            $   255,580
------------------------------------- ------------------ --- -------------------

The components of securitized finance receivables at June 30, 2004 and December 31, 2003 are as follows:

----------------------------------------- ----------------------------------------- -----------------------------------------
                                                       June 30, 2004                           December 31, 2003
----------------------------------------- ----------------------------------------- -----------------------------------------
                                           Loans, net       Debt         Total       Loans, net       Debt         Total
                                                         Securities                                Securities
----------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Collateral:
     Commercial                            $   746,852  $         -    $   746,852    $  758,144   $         -   $   758,144
     Manufactured housing                      462,742      157,861        620,603       491,230       172,847       664,077
     Single-family                             267,798       65,156        332,954       317,631        80,468       398,099
                                          ------------- ------------- ------------- ------------- ------------- -------------
                                             1,477,392      223,017      1,700,409     1,567,005       253,315     1,820,320
Allowance for loan losses                      (49,468)           -        (49,468)      (43,364)            -       (43,364)
Funds held by trustees                             131          383            514           131           147           278
Accrued interest receivable                      9,335        1,458         10,793         9,878         1,594        11,472
Unamortized discounts and premiums, net        (14,512)         393        (14,119)      (15,037)          406       (14,631)
Unrealized gain, net                                 -        3,270          3,270             -           118           118
----------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
                                           $ 1,422,878   $  228,521    $1,651,399     $1,518,613    $  255,580   $ 1,774,193
----------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The Company reserves for credit risk where it has exposure to losses on loans in its investment portfolio. The following table summarizes the aggregate activity for the allowance for loan losses on investments for the six months ended June 30, 2004 and 2003:

---------------------------------- ---------------------------------------------
                                               Six Months Ended June 30,
---------------------------------- ---------------------------------------------
                                             2004                     2003
---------------------------------- --------------------- -----------------------
Allowance at beginning of period         $  43,364             $      25,472
Provision for loan losses                   16,147                    23,884
Credit losses, net of recoveries           (10,043)                   (9,645)
---------------------------------- --------------------- -----------------------
Allowance at end of period               $  49,468             $      39,711
---------------------------------- --------------------- -----------------------

An allowance for loan losses has been estimated and established for currently existing probable losses to the extent losses are borne by the Company under the terms of the securitization transaction. Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience. Where loans are considered homogeneous, the allowance for losses are established and evaluated on a pool basis. Otherwise, the allowance for losses is established and evaluated on a loan-specific basis. Provisions made to increase the allowance are a current period expense to operations. Generally, the Company considers manufactured housing loans to be impaired when they are thirty days past due. The Company also provides an allowance for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired based on default trends, current market conditions and empirical observable performance data on the loans. Single-family loans are considered impaired when they are sixty days past due.

Commercial mortgage loans are considered impaired when they are thirty days past due, and are evaluated for impairment with the ratio of net operating income on the underlying collateral to the required debt service falls below 1:1. Once deemed impaired, loan losses on commercial mortgage loans are estimated based on several factors including the net operating income and estimated capitalization rates, or appraised value, if available. The following table presents certain information on commercial mortgage loans that the Company has determined to be impaired. Impaired loans at June 30, 2004 declined from December 31, 2003 based on the repayment in full in July and August 2004 of approximately $70 million of loans previously considered impaired, and the reclassification of loans previously considered impaired based on the improved performance of the underlying loan collateral, or if the loan is collateralized by low income housing tax credit properties.

------------------------------- ------------------------------ ------------------------------ ------------------------------
                                                                Amount for which there is a    Amount for which there is no
                                   Recorded Investment in       Related Allowance for Credit   Related Allowance for Credit
                                       Impaired Loans                     Losses                         Losses
------------------------------- ------------------------------ ------------------------------ ------------------------------
      December 31, 2003                 $  191,484                      $  10,861                     $  180,623
        June 30, 2004                       80,556                         16,395                         64,161
------------------------------- ------------------------------ ------------------------------ ------------------------------


NOTE 6 - OTHER INVESTMENTS

The following table summarizes the Company's other investments as of June 30, 2004 and December 31, 2003:

---------------------------------------------------------------------------------- ------------------ -- ------------------
                                                                                       June 30,             December 31,
                                                                                         2004                   2003
                                                                                   ------------------    ------------------
  Delinquent property tax receivables and securities, at amortized cost                $   33,186            $   34,939
  Real estate owned                                                                         2,070                 2,960
  Other                                                                                         2                     4
---------------------------------------------------------------------------------- ------------------    ------------------
                                                                                       $   35,258            $   37,903
---------------------------------------------------------------------------------- ------------------ -- ------------------

At June 30, 2004 and December 31, 2003, the Company has real estate owned with a current carrying value of $2,070 and $2,960, respectively, resulting from foreclosures on delinquent property tax receivables and securities. During the six months ended June 30, 2004 and 2003, the Company collected an aggregate of $3,892 and $5,850, respectively, on delinquent property tax receivables and securities, including net sales proceeds from related real estate owned. The Company also accrued interest income of none and $2,444, respectively, during such periods. Delinquent property tax securities included in other investments are classified as held-to-maturity and are carried at amortized cost.

NOTE 7 - SECURITIES

The following table summarizes Dynex's amortized cost basis of securities classified as held-to-maturity and fair value of securities classified as available-for-sale, as of June 30, 2004 and December 31, 2003, and the effective interest rate of these securities as of the respective period end:

------------------------------------------------------------ ------------------------------ --------------------------------
                                                                     June 30, 2004                 December 31, 2003
------------------------------------------------------------ ------------------------------ --------------------------------
                                                                 Fair         Effective          Fair          Effective
                                                                 Value      Interest Rate       Value        Interest Rate
------------------------------------------------------------ -------------- --------------- --------------- ----------------
Securities, available-for-sale:
Fixed-rate mortgage securities                                 $  21,592           7.88%    $    29,713            7.79%
Mortgage-related securities                                           46              -              54               -
Equity security, at amortized cost                                 3,000                          3,000
------------------------------------------------------------ -------------- --------------- --------------- ----------------
                                                                  24,638                         32,767
Gross unrealized gains                                               366                            517
Gross unrealized losses                                             (576)                          (810)
------------------------------------------------------------ -------------- --------------- --------------- ----------------
Securities, available-for-sale                                    24,428                         32,474
Asset-backed security, held-to-maturity                              579                            801
------------------------------------------------------------ -------------- --------------- --------------- ----------------
                                                               $  25,007                    $    33,275
------------------------------------------------------------ -------------- --------------- --------------- ----------------


NOTE 8 - REPURCHASE AGREEMENTS AND SENIOR NOTES

The following table summarizes Dynex's recourse debt outstanding at June 30, 2004 and December 31, 2003:

----------------------------------------- ----------------- -- -----------------
                                           June 30, 2004       December 31, 2003
----------------------------------------- ----------------- -- -----------------
 Repurchase agreements                     $      17,330          $   23,884
      9.50% Senior Notes (due 2/28/2005)               -              10,049
      9.50% Senior Notes (due 4/30/2007)             823                   -
----------------------------------------- ----------------- -- -----------------
                                           $      18,153          $   33,933
----------------------------------------- ----------------- -- -----------------

Repurchase agreements are collateralized by securities with a fair value of $19,319 and $26,517 as of June 30, 2004, and December 31, 2003, respectively.

NOTE 9 - PREFERRED STOCK

On May 19, 2004, the Company completed a shareholder approved recapitalization resulting in the exchange of all of its outstanding shares of its Series A, Series B, and Series C preferred stock for $823 of Senior Notes due 2007, and the conversion of the remaining shares of Series A, Series B, and Series C preferred stock into 5,628,737 shares of Series D preferred stock and 1,288,488 shares of common stock. As a result of the completion of the recapitalization, the dividend arrearage on the three existing classes of Series A, Series B and Series C preferred stock was eliminated. The Series D preferred stock has an issue price of $10 per share, currently pays $0.2375 per share in quarterly dividends, and each share is convertible into one share of common stock.

As of June 30, 2004 and December 31, 2003, the total liquidation preference on the Preferred Stock was $57,535 and $67,717, respectively. Individually, the amount of accrued dividends on the Series D shares were $1,248 ($0.22 per Series D share) at June 30, 2004 and dividends in arrears on the Series A, the Series B, the Series C shares were $4,476 ($9.07 per Series A share), $6,240 ($9.07 per Series B share) and $7,750 ($11.32 per Series C share), respectively at December 31, 2003.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company has entered into an interest rate swap agreement which matures on June 28, 2005, to mitigate its interest rate risk exposure on $100,000 in notional value of its variable rate non-recourse securitization financing, which finance a like amount of fixed rate assets. Under the agreement, the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on the one-month London Inter-Bank Offering Rate ("LIBOR") on the same amount. This contract has been treated as a cash flow hedge with the changes in the value of the hedge being reported as a component of accumulated other comprehensive income. During the six months ended June 30, 2004, the Company recognized $1,624 in other comprehensive gain on this hedge instrument and incurred $1,328 of interest expense related to net payments made on the interest-rate swap. At June 30, 2004, the aggregate accumulated other comprehensive loss on this hedge instrument was $1,314. As the repricing dates, interest rate indices and formulae for computing net settlements of the interest rate swap agreement match the corresponding terms of the underlying securitization financing being hedged, no ineffectiveness is assumed on this agreement and, accordingly, any prospective gains or losses are included in other comprehensive income until the interest rate swap payments are settled. Based on the forward LIBOR curve as of June 30, 2004, over the next twelve months, the Company expects to reclassify $1,314 of this other comprehensive loss to interest expense.

In October 2002, the Company entered into a synthetic three-year amortizing interest-rate swap with an initial notional balance of approximately $80,000 to mitigate its exposure to rising interest rates on a portion of its variable rate non-recourse securitization financing, which finance a like amount of fixed rate assets. This contract is accounted for as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of accumulated other comprehensive income. At June 30, 2004, the current notional balance of the amortizing synthetic swap was $29,000, and the remaining weighted-average fixed-rate payable by the Company under the terms of the synthetic swap was 2.68%. The synthetic swap amortizes through September 2005. During the six months ended June 30, 2004, the Company recognized $367 in other comprehensive gain for the synthetic interest-rate swap and incurred $303 of interest expense related to net payments made on this position. At June 30, 2004, the aggregate accumulated other comprehensive loss was $307. The Company evaluated the effectiveness of this hedge in mitigating its interest rate risk and determined that there was no material ineffectiveness to reflect in earnings. Based on the forward Eurodollar curve as of June 30, 2004, over the next twelve months the Company expects to reclassify $288 into earnings.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action In August 2003, the Pennsylvania legislature signed a bill amending and clarifying certain provisions of the Pennsylvania statute governing GLS' right to the collection of certain interest, costs and expenses. The law is retroactive to 1996, and amends and clarifies that as to items (ii)-(iv) noted above by the Supreme Court, that GLS can charge a full month's interest on a partial month's delinquency, that GLS can charge the taxpayer for legal fees, and that GLS can charge certain fees and costs to the taxpayer at redemption. The issues remanded back to the Trial Court are currently on hold as the Court addresses the challenge made to the retroactive components of the legislation. The test case being used to decide this issue is one that is unrelated to GLS. Specific damages related to the issues remanded back to the Trial Court have not been determined, and the Company believes that the ultimate outcome of this litigation will not have a material impact on its financial condition, but may have a material impact on reported results for the particular period presented.

The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., are defendants in state court in Dallas County, Texas in the matter of Basic Capital Management, et. al. v. Dynex Commercial, Inc., et. al. The suit was filed in April 1999, originally against DCI. In March 2000, Basic Capital Management (hereafter "BCM") amended the complaint and added the Company as a defendant. The complaint, which was further amended during pretrial proceedings, alleged that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160,000 "master" loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9,000. The trial commenced in January 2004 and in February 2004, the jury in the case rendered a verdict in favor of one of the plaintiffs and against the Company on the alleged breach of the loan agreements for tenant improvements, and awarded that plaintiff damages in the amount of $253. The jury entered a separate verdict against DCI in favor of BCM under two mutually-exclusive damage models, for $2,200 and $25,600, respectively. The jury found in favor of DCI on the alleged $9,000 loan commitment, but did not find in favor of DCI for counterclaims made against BCM. The jury also awarded the plaintiffs attorneys' fees in the amount of $2,100. On June 29, 2004, after considering post-trial motions, the presiding judge entered judgment in favor of the Company and DCI, effectively overturning the verdicts of the jury and dismissing damages awarded by the jury. The trial court upheld the Company and DCI's position that the evidence and the jury verdict did not support a judgment against the Company and DCI in the litigation. The plaintiffs have subsequently filed motions with the trial court seeking a new trial. DCI is a former affiliate of the Company, and the Company believes that it will have no obligation for amounts, if any, awarded to the plaintiffs as a result of the actions of DCI.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on the Company's consolidated balance sheet, but could materially affect consolidated results of operations in a given year.


NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force ("EITF") amended and ratified previous consensus reached on EITF 03-01, "The Meaning of Other-Than-Temporary Impairment", to introduce a three-step model to: 1) determine whether an investment is impaired; 2) evaluate whether the impairment is other-than-temporary; and 3) account for other-than-temporary impairments. In part, this amendment requires companies to apply qualitative and quantitative measures to determine whether a decline in the fair value of a security is other-than-temporary. The amount of other-than-temporary impairments to be recognized, if any, will be dependent on market conditions and management's intentions and ability at the time of evaluation to hold underwater investments until forecasted recovery in the fair value up to and beyond the adjusted cost. This amendment is effective for financial periods beginning after June 15, 2004. The Company has reviewed this statement and does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dynex Capital, Inc. was incorporated in the Commonwealth of Virginia in 1987. References to "Dynex" or "the Company" contained herein refer to Dynex Capital, Inc. together with its qualified real estate investment trust (REIT) subsidiaries and taxable REIT subsidiary. Dynex is a financial services company, which invests in loans and securities consisting of or secured by, principally single-family mortgage loans, commercial mortgage loans, manufactured housing installment loans and delinquent property tax receivables. The loans and securities in which the Company invests have generally been pooled and pledged (i.e. securitized) as securitized finance receivables for non-recourse bonds ("non-recourse securitization financing"), which provides long-term financing for such loans while limiting credit, interest rate and liquidity risk. The Company earns the net interest spread between the interest income on the loans and securities in its investment portfolio and the interest and other expenses associated with the non-recourse securitization financing. The Company also services its delinquent property tax receivables portfolio. The Company's primary focus is to manage cash flow on its existing investment portfolio, and opportunistically investing its capital, primarily in securitization financing bonds where the Company owns optional redemption rights to redeem these bonds at par where the bonds have fair values exceeding their par price as further discussed below.

The Company has elected to be treated as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended, and, as such, must distribute substantially all of its taxable income to shareholders. Provided that the Company meets all of the prescribed Internal Revenue Code requirements for a REIT, the Company will generally not be subject to federal income tax.

The Company owns the right to call securitization financing previously issued and sold by the Company once the outstanding balance of such securities reaches a call trigger, generally either 35% or less of the original amount issued, or a specified date. Interest rates on the bonds issued in the securitization financing increase by 0.30%-2.00% if the bonds are not redeemed by the Company. On April 26, 2004, the Company redeemed the senior-most bond classes with an aggregate principal balance of $154.8 million, in its MERIT Series 12 securitization and reissued the bonds at a $7.4 million premium to the Company. In addition, MERIT Series 13 reaches its optional redemption date in August
2004, and the senior-most bond classes in this securitization financing will have an estimated aggregate principal balance of approximately $140 million. As of the end of the second quarter, the Company estimates the value of these senior-most bond classes to be approximately $4 million in excess of their purchase price, and its currently attempting to structure a resecuritization of these bonds where the Company would retain a subordinate interest of as much as $15 million in the new securitization which would have an estimated yield of approximately 15%. The Company's SASCO 2002-9 securitization financing is projected to reach a call trigger during the first quarter of 2005 with an aggregate callable balance of approximately $200 million at that time. The Company may or may not elect to call all or part of this securitization, or other securitizations, when eligible to call.

On May 19, 2004, the Company completed a recapitalization plan whereby the Company converted the Series A, Series B, and Series C preferred stock into a new Series D preferred stock and common stock. As part of the recapitalization plan, the Company exchanged 9.50% Senior Notes due 2007 for Series A, Series B and Series C preferred stock. The remaining Series A, Series B and Series C preferred stock were converted into 5,628,737 shares of Series D preferred stock and 1,288,488 shares of common stock. The Series D preferred stock had an issue price of $10 per share and pays $0.95 per year in dividends. All prior dividends-in-arrears on the Series A, Series B and Series C preferred stock were extinguished. Interest on the senior notes and dividends on the Series D preferred stock began to accrue on April 7, 2004. As a result of the recapitalization, the Company's book value per common share decreased by $0.21 per share. Common stock outstanding after the recapitalization transaction closed increased from 10,873,903 to 12,162,391 shares.

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

Impairments. The Company evaluates all securities in its investment portfolio for other-than-temporary impairments. A security is generally defined to be other-than-temporarily impaired if, for a maximum period of three consecutive quarters, the carrying value of such security exceeds its estimated fair value and the Company estimates, based on projected future cash flows or other fair value determinants, that the carrying value is not likely to exceed fair value in the foreseeable future. A security will be considered other-than-temporarily impaired sooner than three consecutive quarters if the security is subject to credit losses, and credit performance of such collateral has deteriorated and is not anticipated to substantially recover for the foreseeable future. If an other-than-temporary impairment is deemed to exist, the Company records an impairment charge to adjust the carrying value of the security down to its estimated fair value. In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.

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

Allowance for Loan Losses. The Company has credit risk on loans pledged in securitization financing transactions and classified as securitized finance receivables in its investment portfolio. An allowance for loan losses has been estimated and established for currently existing probable losses to the extent losses are borne by the Company under the terms of the securitization transaction. Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience. Where loans are considered homogeneous, the allowance for losses are established and evaluated on a pool basis. Otherwise, the allowance for losses is established and evaluated on a loan-specific basis. Provisions made to increase the allowance are a current period expense to operations. Generally, the Company considers manufactured housing loans to be impaired when they are thirty days past due. The Company also provides an allowance for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired based on default trends, current market conditions and empirical observable performance data on the loans. Single-family loans are considered impaired when they are sixty days past due.

Commercial mortgage loans are evaluated on a loan by loans basis for impairment. Generally, commercial mortgage loans with a debt service coverage ratio less than 1:1, except loans secured by low income housing tax credit properties are considered impaired. Based on the specific details of a loan, loans with a debt service coverage ratio greater than 1:1 may be considered impaired; conversely, loans with a debt service coverage ratio less than 1:1 may not be considered impaired. Low income housing tax credit properties are deemed impaired when such loans are thirty days past due or if the underlying property is near the expiration of its tax credit compliance period and the debt service coverage ratio is below 1:1. A range of loss severity assumptions are applied to these impaired loans to determine the level of reserves necessary. Certain of the commercial mortgage loans are covered by loan guarantees that limit the Company's exposure on these loans. The level of allowance for loan losses required for these loans is reduced by the amount of applicable loan guarantees. The Company's actual credit losses may differ from those estimates used to establish the allowance.


                               FINANCIAL CONDITION

----------------------------------------------------------------------------- ----------------------- -----------------------
(amounts in thousands except per share data)                                      June 30, 2004         December 31, 2003
----------------------------------------------------------------------------- ----------------------- -----------------------
Investments:
     Securitized finance receivables:
         Loans, net                                                                $   1,422,878           $   1,518,613
         Debt securities, available-for-sale                                             228,521                 255,580
     Other investments                                                                    35,258                  37,903
     Securities                                                                           25,007                  33,275
     Other loans                                                                           6,433                   8,304

Non-recourse securitization financing                                                  1,589,596               1,679,830
Repurchase agreements                                                                     17,330                  23,884
Senior notes                                                                                 823                  10,049

Shareholders' equity                                                                     135,361                 149,846
Book value per common share (inclusive of dividends in arrears)                             6.40                    7.55
----------------------------------------------------------------------------- ----------------------- -----------------------

Securitized finance receivables. As of June 30, 2004, the Company had 20 series of non-recourse securitization financing outstanding. Loans, net decreased to $1.42 billion at June 30, 2004 compared to $1.52 billion at December 31, 2003. This decrease of $95.7 million is primarily the result of $79.6 million in principal paydowns on the securitized finance receivables, $16.1 million of additions to allowance for loan losses and decreases of accrued interest receivables of $0.5 million, partially offset by $0.5 million of net premium amortization. Debt securities decreased to $228.5 million at June 30, 2004 compared to $255.6 million at December 31, 2003. This decrease of $27.1 million is primarily the result of $21.3 million in principal paydowns on the securitized finance receivables, $9.1 million of impairment charges, partially offset by $3.2 million of market value adjustments and $0.1 million of other increases.

Other investments. Other investments at June 30, 2004 consist primarily of delinquent property tax receivables. Other investments decreased from $37.9 million at December 31, 2003, to $35.3 million at June 30, 2004. This decrease is primarily the result of pay-downs of delinquent property tax receivables, which totaled $3.5 million, and sales of real estate owned properties of $0.5 million. These decreases were partially offset by additional advances for collections of $1.8 million.

Other loans. Other loans decreased by $1.9 million from $8.3 million at December 31, 2003, to $6.4 million at June 30, 2004, principally as the result of pay-downs during the quarter.

Securities. Securities decreased during the six months ended June 30, 2004 by $8.3 million, to $25.0 million at June 30, 2004 from $33.3 million at December 31, 2003 due primarily to principal payments on the securities.

Non-recourse securitization financing. Non-recourse securitization financing decreased $90.2 million; from $1.7 billion at December 31, 2003 to $1.6 billion at June 30, 2004. This decrease was primarily a result of principal payments received of $100.9 million on the associated securitized finance receivables pledged which were used to pay down the non-recourse securitization financing in accordance with the respective indentures. Additionally, for certain securitizations, surplus cash in the amount of $1.5 million was retained within the security structure and used to cover losses, as certain performance triggers were not met in such securitizations. These decreases were partially offset by the addition of $7.4 million of premium on the call and reissue of a securitization financing and $4.0 million of amortization of bond premium during the six months ended June 30, 2004.

Senior notes. Of the $32.1 million of February 2005 Senior Notes issued in exchange for Preferred Stock in February 2003, the $10.0 million remaining balance was paid in March 2004. In conjunction with the recapitalization plan completed in May 2004, $0.8 million of 9.50% Senior Notes due April 2007 were issued in exchange for Series A, Series B, and Series C preferred shares.

Shareholders' equity. Shareholders' equity decreased to $135.4 million at June 30, 2004, from $149.8 million at December 31, 2003. This decrease was primarily the result of a net loss of $18.3 million and a net decrease of $1.5 million resulting from the issues costs of and shares tendered for senior notes in connection with the recapitalization transaction completed in May 2004, partially offset by a net increase in accumulated other comprehensive income of $5.3 million. The increase in accumulated other comprehensive income is comprised of an increase in unrealized gain on investments available-for-sale of $3.3 million and $2.0 million of other comprehensive income from hedging instruments during the period.


                              RESULTS OF OPERATIONS

---------------------------------------------- --- ----------------------------------- -- -----------------------------------
(amounts in thousands except per share                Three months ended June 30,             Six months ended June 30,
information)
----------------------------------------------     -----------------------------------    -----------------------------------
                                                       2004                2003               2004                2003
----------------------------------------------     ---------------     ---------------    ---------------    ----------------

Net interest margin before provision for          $    5,519          $    8,826         $   11,954         $   20,269
   losses
Net interest margin                                   (3,428)             (9,214)            (4,193)            (3,615)
Impairment charges                                    (7,746)               (200)            (9,407)            (2,205)
Gain on sales of investments, net                         20                 556                  4              1,010
General and administrative expenses                   (2,015)             (2,151)            (4,483)            (4,172)
Net loss                                             (12,953)            (10,986)           (18,340)            (8,942)
Preferred stock benefit (charge)                       2,045              (1,214)               854              9,230
Net (loss) income to common shareholders             (10,908)            (12,200)           (17,486)               288

Net (loss) income per common share:
  Basic                                               $(0.95)             $(1.12)            $(1.59)             $0.03
---------------------------------------------- --- --------------- --- --------------- -- --------------- -- ----------------

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003. Net loss and net (loss) income per common share decreased during the three months ended June 30, 2004 as compared to the same period in 2003. The decrease in net loss is primarily the result of decreased additions of $9.1 million to provision for loan losses. Included in this reduction is $14.4 million in provision for loan losses recorded in June 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. As a partial offset to the decrease in provision for loan losses, net margin before provision for loan losses decreased by $3.3 million. Offsetting this improvement in net income was increased impairment charges of approximately $7.7 million and reduced net gains on sales of investments of $0.5 million for the three months ended June 30, 2004 compared to the same periods in 2003. Net loss to common shareholders decreased by $1.3 million or $0.17 per common share, from a loss of $12.2 million for the three months ended June 30, 2003 to a loss of $10.9 million for the same period in 2004, mostly due to the net effect preferred stock benefits from the recapitalization completed in May 2004 offset by a $7.6 million impairment of debt securities backed primarily by manufactured housing loans.

Net interest margin for the three months ended June 30, 2004 increased to $(3.4) million from $(9.2) million for the same period in 2003. This increase was primarily the result of lower provision for loan losses for 2004 including the $14.4 million addition to provision for loan losses in 2003, as discussed above. Net interest margin was negatively impacted during the three months ended June 30, 2004 by a decline in net interest spread and a decline in interest earning assets compared to the three months ended June 30, 2003.

Impairment charges increased by $7.6 million for the three months ended June 30, 2004 from the same period last year on debt securities pledged as securitized finance receivables and comprised largely of manufactured housing loans. Impairment of these debt securities is determined as the difference between the fair value of the security, as measured by discounting the cash flows of the security certificates utilizing prepayment and loan loss rate assumptions, at discount rates that a market participant would use, and the book value of those securities. The fair value of these debt securities has declined during the second quarter 2004 as the result of an increase in losses during the quarter which is not anticipated to improve for the foreseeable future. The Company believes that market participants will use the higher loss rate assumptions in evaluating the fair value of these securities.

General and administrative expense decreased slightly by $0.1 million to $2.0 million for the three months ended June 30, 2004 compared to the same period in 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003. Net loss and net loss per common share increased during the six months ended June 30, 2004 as compared to the same period in 2003. The increase in net loss is primarily the result of decreased net interest margin, increased impairment charges, and decreased gain on sale of investments. Additions to provision for loan losses decreased by $7.7 million during the six months ended June 30, 2004 compared to the same period in 2003. Included in this amount is $14.4 million in provision for loan losses recorded in June 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired. Net income to common shareholders decreased from $0.3 million for the six months ended June 30, 2003 to a loss of $17.5 million for the six months ended June 30, 2004, mostly due to the net effect of preferred stock benefits from the tender offer completed in February 2003 and the recapitalization completed in May 2004 offset by a $9.1 million impairment of a debt security backed primarily by manufactured housing loans.

Net interest margin for the six months ended June 30, 2004 decreased to $(4.2) million from $(3.6) million for the same period in 2003. This decrease was primarily the result of a $8.3 million decrease in net interest margin before provision for loan losses. Net interest margin before provision for loan losses was negatively impacted during the six months ended June 30, 2004 by a decline in net interest spread and a decline in interest earning assets compared to the six months ended June 30, 2003. This decline in net interest margin before provision for loan losses was partially offset by decreased provisions for loan losses, mostly due to the $14.4 million addition to provisions for loan losses on current loans recorded in 2003.

Impairment charges increased by $7.2 million for the six months ended June 30, 2004 from the same period last year. This increase was primarily a result of losses on debt securities pledged as securitized finance receivables and comprised largely of manufactured housing loans. Impairment of these debt securities is determined as the difference between the fair value of the security, as measured by discounting the cash flows of the security certificates utilizing prepayment and loan loss rate assumptions, at discount rates that a market participant would use, and the book value of those securities. The fair value of these debt securities has declined during the second quarter 2004 as the result of an increase in losses during the quarter which is not anticipated to improve for the foreseeable future. The Company believes that market participants will use the higher loss rate assumptions in evaluating the fair value of these securities.

General and administrative expense increased slightly by $0.3 million to $4.5 million for the six months ended June 30, 2004 compared to the same periods in 2003. This increase was primarily the result of litigation related expenses in connection with the litigation discussed in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements.

The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                  Average Balances and Effective Interest Rates

--------------------------------------------------------------------------------------------------------------------------
                                 Three Months Ended June 30,                       Six Months Ended June 30,
                       ---------------------------------------------------------------------------------------------------
                                2004                     2003                    2004                     2003
                       ---------------------------------------------------------------------------------------------------
(amounts in thousands)   Average    Effective     Average    Effective    Average     Effective    Average    Effective
                         Balance       Rate       Balance       Rate      Balance       Rate       Balance       Rate
                       ---------------------------------------------------------------------------------------------------
Interest-earning
assets(1):
 Securitized finance
 receivables(2) (3)      $1,707,230      7.61%    $1,986,849      7.46%   $1,737,618       7.52%  $2,027,677       7.51%
 Securities                 24,211       7.87%        3,377      16.34%      26,310        7.87%       4,523      18.09%
 Other loans                 6,757       9.68%        8,298       6.13%       7,492        8.90%       8,526       5.94%
 Cash and other             15,545       0.77%       61,608       7.55%      12,092        0.76%      62,716       7.98%
 investments
                       ---------------------------------------------------------------------------------------------------
  Total
  interest-earning       $1,753,743      7.56%    $2,060,132      7.48%   $1,783,512       7.49%   $2,103,442      7.54%
  assets
==========================================================================================================================

Interest-bearing
liabilities:
 Non-recourse
 securitization          $1,602,163      6.71%    $1,863,400      6.02%   $1,627,252       6.54%   $1,902,524      5.96%
 financing(3)
 Repurchase agreements      20,103       1.40%            -         -        21,438        1.42%           -         -
 Senior notes                  549       9.50%       30,699       9.51%       3,624        9.50%      20,696       9.51%
                       ---------------------------------------------------------------------------------------------------
  Total
  interest-bearing       $1,622,815      6.64%    $1,894,099      6.08%   $1,652,314       6.48%   $1,923,220      6.00%
  liabilities
==========================================================================================================================
Net interest spread on
all investments(3)                       0.92%                    1.40%                    1.01%                   1.54%
                                    ============             ============             ===========             ============
Net yield on average
interest-earning                         1.41%                    1.88%                    1.49%                   2.06%
assets(3)
                                    ============             ============             ===========             ============
--------------------------------------------------------------------------------------------------------------------------

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $509 and $370 for the three months ended June 30, 2004 and 2003, respectively, and $422 and $435 for the six months ended June 30, 2004 and 2003, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses. If included, the effective rate on interest-bearing liabilities would be 6.83% and 6.26% for the three months ended June 30, 2004 and 2003, respectively, and 6.64% and 6.14% for the six months ended June 30, 2004 and 2003, respectively

The net interest spread decreased 48 basis points to 92 basis points for the three months ended June 30, 2004, from 140 basis points for the same period in 2003 (each basis point is 0.01%). The net interest spread for the six months ended June 30, 2004 also decreased relative to the same period in 2003, to 101 basis points from 154 basis points. The decrease in the Company's net interest spread for both periods can be generally attributed to the resetting of interest rates on adjustable rate mortgage loans in the Company's investment portfolio and the prepayment of higher rate loans in that portfolio which together caused a decline in interest earning asset yield of 47 basis points and 57 basis points for the three and six month comparative periods, respectively. The majority of the Company's variable-rate interest-bearing liabilities are indexed relative to One-Month LIBOR. Interest-bearing liability costs increased 56 basis points and 48 basis points for the three and six month periods ended June 30, 2004, respectively, primarily as a result of an adjustment of discount amortization arising from the expected sale of eighteen loans in the commercial loan portfolio. In addition, as two higher rated bonds paid off during the period, more cash flowed to the lower rated bond classes in the waterfall structure, whose interest rates are approximately 25 basis points higher. The Company currently finances approximately $187 million of the fixed-rate assets with non-recourse LIBOR based floating-rate liabilities. In June 2002, the Company, through the use of an interest-rate swap, converted $100 million of such floating-rate liabilities into fixed rate, in effect locking the spread in for that portion of fixed rate assets financed with floating rate liabilities. Under the swap, the Company pays a fixed rate of 3.73% and receives one-month LIBOR. In October 2002, the Company created an amortizing synthetic swap through the short sale of a string of Eurodollar futures contracts, with an initial effective notional balance of approximately $80 million, amortizing over a three-year period. At June 30, 2004, the notional amount of this synthetic amortizing swap was $29 million.

The Company would expect its net interest spread on its interest-earning assets for the balance of 2004 to continue to decrease as rates on adjustable-rate assets in the investment portfolio continue to adjust downward and as borrowing costs increase as the Federal Reserve continues to increase the Federal Funds target rate going forward. The average One-Month LIBOR rate declined to 1.15% and 1.13% for the three and six month periods ended June 30, 2004, respectively, from 1.26% and 1.30% for the three and six month periods ended June 30, 2003. One-Month LIBOR has increased from 1.12% at year-end 2003 to 1.37% at June 30, 2004.

Interest Income and Interest-Earning Assets. At June 30, 2004, $1.4 billion of the investment portfolio consists of loans and securities which pay a fixed-rate of interest, and approximately $298.5 million of the investment portfolio is comprised of loans and securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. The Company finances its investment portfolio with principally non-recourse securitization financing. At June 30, 2004, approximately $1.1 billion of fixed-rate bonds and $467 million of adjustable rate bonds were outstanding. The following table presents a breakdown, by principal balance, of the Company's securitized finance receivables and ARM and fixed mortgage securities by type of underlying loan. This table excludes mortgage-related securities, other investments and other loans.

                       Investment Portfolio Composition(1)

---------------------------- ------------------ ----------------- ------------------ ------------------- ------------------
($ in millions)                                                     Other Indices
                              LIBOR Based ARM    CMT Based ARM     Based ARM Loans    Fixed-Rate Loans
                                   Loans             Loans                                                     Total
---------------------------- ------------------ ----------------- ------------------ ------------------- ------------------
2003, Quarter 2                $      316.9       $      59.6       $      49.9        $      1,564.9       $    1,991.3
2003, Quarter 3                       288.8              53.4              48.2               1,519.2            1,909.6
2003, Quarter 4                       258.2              48.8              45.4               1,512.2            1,864.6
2004, Quarter 1                       235.3              46.5              45.0               1,479.0            1,805.8
2004, Quarter 2                       215.8              41.9              40.8               1,443.1            1,741.6
---------------------------- ------------------ ----------------- ------------------ ------------------- ------------------

(1) Includes only the principal amount of securitized finance receivables, ARM securities and fixed-rate mortgage securities.

Credit Exposures. The Company invests in non-recourse securitization financing or pass-through securitization structures. Generally these securitization structures use over-collateralization, subordination, third-party guarantees, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing as a form of credit enhancement. The Company generally has retained a limited portion of the direct credit risk in these securities. In most instances the Company retained the "first-loss" credit risk on pools of loans that it has securitized.

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

The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $27.5 million and a remaining deductible aggregating $0.2 million on $40.9 million of securitized single-family mortgage loans which are subject to such reimbursement agreements; guarantees aggregating $21.8 million on $295.3 million of securitized commercial mortgage loans, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; and $138.6 million of securitized single family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 62% on such policies before the Company would incur losses. During the second quarter 2004, the Company established a receivable of $559 thousand under the $27.5 million loss reimbursement guarantee.

                    Credit Reserves and Actual Credit Losses

---------------------------------------------------------------------------------------------------------------------------
($ in millions)                                                                                     Credit Exposure, Net
                             Outstanding Loan      Credit Exposure, Net                              to Outstanding Loan
                             Principal Balance      of Credit Reserves      Actual Credit Losses           Balance
---------------------------------------------------------------------------------------------------------------------------
2003, Quarter 2                  $  1,997.1              $     72.8              $      6.4                  3.65%
2003, Quarter 3                     1,903.7                    67.6                     5.7                  3.55%
2003, Quarter 4                     1,830.2                    64.7                     7.2                  3.54%
2004, Quarter 1                     1,775.1                    54.3                     6.0                  3.06%
2004, Quarter 2                     1,716.1                    48.0                     8.0                  2.80%
---------------------------------------------------------------------------------------------------------------------------

The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding securitized finance receivables balance for those securities in which the Company has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding securitized finance receivables balance have increased to 9.97% at June 30, 2004 from 4.83% at June 30, 2003 primarily due to seventeen commercial loans which have become delinquent since 2003. Of these seventeen loans, fourteen are low income housing tax credit ("LIHTC") loans with an aggregate unpaid principal balance of $60 million which were repaid in full in July and August 2004. The adjusted delinquency percentage excluding these fourteen loans is 6.48%. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of June 30, 2004, management believes the level of credit reserves is appropriate for currently existing losses.

                            Delinquency Statistics(1)

----------------------------------------------------------------------------------------------------------------------------
                          30 to 60 days delinquent      60 to 90 days          90 days and over
                                                         delinquent             delinquent (2)               Total
----------------------------------------------------------------------------------------------------------------------------
2003, Quarter 2                    1.61%                    0.43%                   2.79%                    4.83%
2003, Quarter 3                    1.55%                    0.48%                   2.73%                    4.76%
2003, Quarter 4                    1.63%                    0.43%                   2.62%                    4.68%
2004, Quarter 1                    3.40%                    0.49%                   2.63%                    6.52%
2004, Quarter 2                    3.00%                    2.09%                   4.88%                    9.97%
----------------------------------------------------------------------------------------------------------------------------

(1) Excludes other investments and loans held for sale or securitization. (2) Includes foreclosures, repossessions and REO.

General and Administrative Expense. The following tables present a breakdown of general and administrative expense. Included in the first and second quarter of 2004 is an aggregate $703 thousand of litigation related expense for the litigation in Dallas County, Texas and Pittsburgh, Pennsylvania.

-------------------------------- ------------------------------ ------------------------------ ---------------------------
($ in thousands)                           Servicing                Corporate/Investment                 Total
                                                                    Portfolio Management
-------------------------------- ------------------------------ ------------------------------ ---------------------------
2003, Quarter 2                           $  1,262.3                     $     888.3                 $    2,150.6
2003, Quarter 3                              1,240.6                           884.1                      2,124.7
2003, Quarter 4                              1,199.4                         1,136.8                      2,336.2
2004, Quarter 1                              1,008.9                         1,459.6                      2,468.5
2004, Quarter 2                                986.8                         1,028.1                      2,014.9
-------------------------------- ------------------------------ ------------------------------ ---------------------------

Recent Accounting  Pronouncements.       In March 2004, the Emerging Issues Task
Force ("EITF") amended and ratified previous consensus reached on EITF 03-01, "The Meaning of Other-Than-Temporary Impairment", to introduce a three-step model to: 1) determine whether an investment is impaired; 2) evaluate whether the impairment is other-than-temporary; and 3) account for other-than-temporary impairments. In part, this amendment requires companies to apply qualitative and quantitative measures to determine whether a decline in the fair value of a security is other-than-temporary. The amount of other-than-temporary impairments to be recognized, if any, will be dependent on market conditions and management's intentions and ability at the time of evaluation to hold underwater investments until forecasted recovery in the fair value up to and beyond the adjusted cost. This amendment is effective for financial periods beginning after June 15, 2004. The Company has reviewed this statement but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.

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

The Company estimates the fair value of its net investment in collateralized bond securities in the tables below as the present value of the projected cash flow from the collateral, adjusted for the impact of and assumed level of future prepayments and credit losses, less the projected principal and interest due on the bonds owned by third parties. The Company master services four of its collateral for collateralized bond securities. Structured Asset Securitization Corporation (SASCO) Series 2002-9 is master-serviced by Wells Fargo Bank. CCA One Series 2 and Series 3 are master-serviced by Bank of New York. Monthly payment reports for those securities master-serviced by the Company may be found on the Company's website at www.dynexcapital.com.

Below is a summary as of June 30, 2004, by each series of the Company's net investment in securitized finance receivables where the fair value exceeds $0.5 million. The following tables show the Company's net investment in each of the securities presented below on both a principal balance and amortized cost basis, as those terms are defined above. The accompanying condensed consolidated financial statements of the Company presents the securitized finance receivables as an asset, and presents the associated securitization financing bond obligation as a non-recourse liability. In addition, the Company carries only its investment in MERIT Series 11 at fair value. As a result, the table below is not meant to present the Company's investment in securitized finance receivables or the non-recourse securitization financing in accordance with generally accepted accounting principles applicable to the Company's transactions. See below for a reconciliation of the amounts included in the table to the Company's condensed consolidated financial statements.


-----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                   Principal
                                                        Principal        balance of
                                                        balance of      non-recourse
                                                       securitized     securitization                      Amortized Cost
                                                         finance         financing         Principal        Basis of Net
 Collateralized Bond         Collateral Type           receivables     outstanding to   Balance of Net       Investment
      Series(1)                                          pledged       third parties      Investment
-----------------------------------------------------------------------------------------------------------------------------

MERIT Series 11A      Debt securities backed by
                      Single-family loans and
                      Manufactured housing loans      $    237,466      $    207,265     $     30,201      $     15,773

MERIT Series 12-1     Manufactured housing loans           210,871           194,743           16,128             5,168

MERIT Series 13       Manufactured housing loans           251,871           232,159           19,712            12,212

SASCO 2002-9          Single family loans                  267,798           259,394            8,404            13,303

MCA One Series 1      Commercial mortgage loans             78,457            73,739            4,718               337

CCA One Series 2      Commercial mortgage loans            284,055           261,952           22,103            11,314

CCA One Series 3      Commercial mortgage loans            384,340           343,394           40,946            49,922
-----------------------------------------------------------------------------------------------------------------------------
                                                      $  1,714,858      $  1,572,646     $    142,212      $    108,029
-----------------------------------------------------------------------------------------------------------------------------

(1) MERIT stands for MERIT Securities Corporation; MCA stands for Multifamily Capital Access One, Inc. (now known as Commercial Capital Access One, Inc.); and CCA stands for Commercial Capital Access One, Inc. Each such entity is a wholly-owned limited purpose subsidiary of the Company. SASCO stands for Structured Asset Securitization Corporation.

The following table reconciles the balances presented in the table above with the amounts included for securitized finance receivables and non-recourse securitization financing in the accompanying consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                                                      Non-recourse
                                                                                        Securitized        securitization
                                                                                     Finance Receivables      financing
-----------------------------------------------------------------------------------------------------------------------------

Principal balances per the above table                                                 $   1,714,858       $   1,572,646
Principal balance of security excluded from above table                                        3,074               3,369
Recorded impairments on debt securities                                                      (17,523)                  -
Premiums and discounts                                                                       (14,119)              6,235
Unrealized gain                                                                                3,270                   _
Accrued interest and other                                                                    11,307               7,346
Allowance for loan losses                                                                    (49,468)                  -
-----------------------------------------------------------------------------------------------------------------------------
Balance per consolidated financial statements                                          $   1,651,399       $   1,589,596
-----------------------------------------------------------------------------------------------------------------------------


The following table summarizes the fair value of the Company's net investment in collateralized bond securities, the various assumptions made in estimating value and the cash flow received from such net investment during the six months ended June 30, 2004. As the Company does not present its investment in non-recourse securitization financing on a net investment basis and carries only its investment in MERIT Series 11 at fair value, the table below is not meant to present the Company's investment in securitized finance receivables or non-recourse securitization financing in accordance with generally accepted accounting principles applicable to the Company's transactions.


-----------------------------------------------------------------------------------------------------------------------------
                                             Fair Value Assumptions                                 ($ in thousands)
                     ------------------------------------------------------------------------
                                                                                                                 Cash flows
   Collateralized       Weighted-average                            Projected cash flow      Fair value of      received in
    Bond Series        prepayment speeds          Losses              termination date            net           2004, net(1)
                                                                                             investment(1)
-----------------------------------------------------------------------------------------------------------------------------
MERIT Series 11A       35%-40% CPR on SF    3.8% annually on    Anticipated final maturity     $    14,216        $   6,540
                       securities; 7% CPR   MH securities       in 2025
                        on MH securities

MERIT Series 12-1            8% CPR         3.4% annually on    Anticipated final maturity           1,367              544
                                            MH Loans            in 2027

MERIT Series 13              7% CPR         4.0% annually       Anticipated final maturity           4,499              601
                                                                in 2026

SASCO 2002-9                30% CPR         0.10% annually      Anticipated call date in            16,589            5,803
                                                                2005

MCA One Series 1              (2)           0.80% annually      Anticipated final maturity           2,604              232
                                                                in 2018

CCA One Series 2              (3)           0.80% annually      Anticipated call date in            12,009              867
                                            beginning in 2004 2012

CCA One Series 3              (3)           1.2% annually       Anticipated call date in            20,076              979
                                            beginning in 2004 2009
-----------------------------------------------------------------------------------------------------------------------------
                                                                                               $    71,360        $  15,566
-----------------------------------------------------------------------------------------------------------------------------

(1) Calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows were based on the forward LIBOR curve as of June 30, 2004, and incorporate the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above. Cash flows received by the Company during the six months ended June 30, 2004, equal to the excess of the cash flows received on the collateral pledged, over the cash flow requirements of the collateralized bond security.
(2)   Computed at 0% CPR until maturity.
(3)   Computed at 0% CPR until the respective call date.

The above tables illustrate the Company's estimated fair value of its net investment in certain collateralized bond securities. In its consolidated financial statements, the Company carries its investments at amortized cost, except for its investment in MERIT Series 11, which it carries at estimated fair value. Including the recorded allowance for loan losses of $49.5 million, the Company's net investment in collateralized bond securities is approximately $58.5 million. This amount compares to an estimated fair value, utilizing a discount rate of 16%, of approximately $71.4 million, as set forth in the table above. The difference between the $58.5 million in net investment as included in the consolidated financial statements and the $71.4 million of estimated fair value, is due to the differences between the estimated fair value of such net investment and amortized cost.

The following table compares the fair value of these investments at various discount rates, but otherwise using the same assumptions as set forth for the two immediately preceding tables:

-----------------------------------------------------------------------------------------------------------------------------
                                                Fair Value of Net Investment
-----------------------------------------------------------------------------------------------------------------------------
Collateralized Bond Series                    12%                   16%                   20%                   25%
------------------------------------- --------------------- --------------------- --------------------- ---------------------
MERIT Series 11A                           $   15,843            $   14,216            $   12,900            $   11,585
MERIT Series 12-1                               1,347                 1,367                 1,361                 1,333
MERIT Series 13                                 4,311                 4,499                 4,631                 4,743
SASCO 2002-9                                   18,673                16,589                14,973                13,405
MCA One Series 1                                3,211                 2,604                 2,144                 1,718
CCA One Series 2                               14,479                12,009                10,059                 8,178
CCA One Series 3                               23,377                20,076                17,307                14,459
------------------------------------- --------------------- --------------------- --------------------- ---------------------
                                           $   81,241            $   71,360            $   63,375            $   55,421
------------------------------------- --------------------- --------------------- --------------------- ---------------------

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations from a variety of sources. These sources have included cash flow generated from the investment portfolio, including net interest income and principal payments and prepayments. In addition, while the Company was actively originating loans or accumulating assets for its investment portfolio, the Company funded these operations through short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of non-recourse securitization financing). Should the Company's future operations require access to sources of capital such as lines of credit and repurchase agreements, the Company believes that it would be able to access such sources.

The Company's cash flow from its investment portfolio for the three months and six months ended June 30, 2004 was approximately $11.7 million and $22.8 million, respectively. Such cash flow is after payment of principal and interest on the associated non-recourse securitization financing (i.e., non-recourse debt) outstanding. From the cash flow on its investment portfolio, the Company funds its operating overhead costs, including the servicing of its delinquent property tax receivables, and repays any remaining recourse debt.

The Company's cash flow from its investment portfolio is subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses. In a period of rapidly rising interest rates, the Company's net interest margin and cash flow from the investment portfolio is likely to be significantly impacted due to increased borrowing costs on variable-rate non-recourse securitization financing. The Company anticipates, however, that it will have sufficient cash flow from its investment portfolio to meet all of its obligations.

Non-recourse securitization financing. Dynex, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of non-recourse securitization financing to fund the majority of its investment portfolio. The obligations under the non-recourse securitization financing are payable solely from the securitized finance receivables and are otherwise non-recourse to the Company. The maturity of each class of non-recourse securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At June 30, 2004, Dynex had $1.6 billion of non-recourse securitization financing outstanding. Approximately $1.1 billion of the non-recourse securitization financing carry a fixed rate of interest, and approximately $467 million carries a rate of interest, which adjusts monthly based on One-Month LIBOR.

Senior notes. In March 2004, the Company redeemed the remaining $10.0 million of 9.50% senior unsecured notes due February 2005 (the "February 2005 Senior Notes") in preparation for implementation the Company's recapitalization plan. In April, the Company issued $823 thousand of 9.50% Senior Notes due April 2007 in exchange for 8,890 shares of Series A preferred stock, 10,553 shares of Series B preferred stock and 8,584 shares of Series C preferred stock. At June 30, 2004, the outstanding balance of the Senior Notes was $0.8 million.


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

Interest Rate Fluctuations. The Company's income and cash flow depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. Approximately $1.4 billion of the loans currently pledged as securitized finance receivables by the Company are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse securitization financing, approximately $1.1 billion is fixed-rate and approximately $187 million of which is variable rate and resets monthly. Through the use of interest rate swaps and synthetic swaps, the Company has reduced this exposure by approximately $129 million at June 30, 2004 on an amortizing basis through approximately June 2005. In addition, approximately $298 million of the investments held by the Company are adjustable-rate securitized finance receivables, which generally reset on a delayed basis and have periodic interest rate caps. These investments are financed through non-recourse long-term non-recourse securitization financing which reset monthly and which have no periodic caps. In total at June 30, 2004, the Company has approximately $467 million of adjustable-rate non-recourse securitization financing.

The net interest spread and cash flow for the Company could decrease materially during a period of rapidly rising short-term interest rates, despite the use of interest-rate swaps and synthetic swaps, as a result of the monthly reset in the rate on the adjustable-rate non-recourse securitization financing issued by the Company.

Defaults. Defaults by borrowers on loans securitized by the Company may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company. Although the Company believes that its reserves for loan losses are adequate as of June 30, 2004, the allowance for losses is calculated on the basis of historical experience and management's best estimates. Actual default rates or loss severity may differ from the Company's estimate as a result of economic conditions. In particular, the default rate and loss severity on the Company's portfolio of manufactured housing loans has been higher than initially estimated. Actual defaults on adjustable-rate loans may increase during a rising interest rate environment.

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

Regulatory Changes. The Company's businesses as of June 30, 2004 are not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables.

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

The Company focuses on the sensitivity of its cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its net interest margin cash flow for the next twenty-four months assuming interest rates following the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of June 30, 2004. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow.

The following table summarizes the Company's net interest margin cash flow sensitivity analysis as of June 30, 2004. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a shift in interest rates, as discussed above. Other investments are excluded from this analysis because they are not interest rate sensitive. The "Base" case represents the interest rate environment as it existed as of June 30, 2004. At June 30, 2004, one-month LIBOR was 1.37% and six-month LIBOR was 1.94%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's assets and liabilities, and there are likely to be such changes in the future.

------------------------------------- ------- -------------------------------- ------ ----------------------------
                                                   Projected Change in Net
            Basis Point                              Interest Margin                  Projected Change in Value,
        Increase (Decrease)                           Cash Flow From                   Expressed as a Percentage
         in Interest Rates                               Base Case                      of Shareholders' Equity
-------------------------------------         --------------------------------        ----------------------------
                +200                                      (13.2)%                               (6.3)%
                +100                                       (4.0)%                               (2.1)%
                Base                                         -                                    -
                -100                                        8.3%                                 2.2%
                -200                                       17.7%                                 4.3%
------------------------------------- ------- -------------------------------- ------ ----------------------------

The Company's interest rate rise is related both to the rate of change in short-term interest rates and to the level of short-term interest rates. Approximately $298 million of the Company's investment portfolio as of June 30, 2004 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 71% and 14% of the adjustable rate loans underlying the Company's adjustable rate securities and securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the adjustable rate loans underlying the adjustable rate securities and securitized finance receivables relative to the rate resets on the associated borrowings and
(ii) rate resets on the adjustable rate loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As to item (i), the Company has substantially limited its interest rate risk on such investments through (a) the issuance of fixed-rate non-recourse securitization financing which approximated $1.1 billion as of June 30, 2004, and (b) equity, which was $135.4 million. In addition, the Company has entered into interest rate swaps and synthetic swaps to mitigate its interest rate risk exposure on fixed-rate investments financed with variable rate bonds as further discussed below. As to item (ii), as short-term interest rates stabilize and the ARM loans reset, the net interest margin may be partially restored as the yields on the ARM loans adjust to market conditions. The remaining portion of the Company's investment portfolio as of June 30, 2004, approximately $1.4 billion, is comprised of loans or securities that have coupon rates that are fixed.


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

                  As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures are effective.

                  In conducting its review of disclosure controls, management concluded that sufficient disclosure controls and procedures did exist to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in internal controls.

                  The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company's internal controls or in other factors that could materially affect, or are reasonably likely to materially affect the Company's internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. In August 2003, the Pennsylvania legislature signed a bill amending and clarifying certain provisions of the Pennsylvania statute governing GLS' right to the collection of certain interest, costs and expenses. The law is retroactive to 1996, and amends and clarifies that as to items (ii)-(iv) noted above by the Supreme Court, that GLS can charge a full month's interest on a partial month's delinquency, that GLS can charge the taxpayer for legal fees, and that GLS can charge certain fees and costs to the taxpayer at redemption. The issues remanded back to the Trial Court are currently on hold as the Court addresses the challenge made to the retroactive components of the legislation. The test case being used to decide this issue is one that is unrelated to GLS. Specific damages related to the issues remanded back to the Trial Court have not been determined, and the Company believes that the ultimate outcome of this litigation will not have a material impact on its financial condition, but may have a material impact on reported results for the particular period presented.

The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., are defendants in state court in Dallas County, Texas in the matter of Basic Capital Management, et. al. v. Dynex Commercial, Inc., et. al. The suit was filed in April 1999 originally against DCI but in March 2000, Basic Capital Management (hereafter, "BCM" or "Plaintiffs") amended the complaint and added the Company as a defendant. The complaint, which was further amended during pretrial proceedings, alleged that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160 million "master" loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9 million. The trial commenced in January 2004 and in February 2004, the jury in the case rendered a verdict in favor of one of the plaintiffs and against the Company on the alleged breach of the loan agreements for tenant improvements and awarded that plaintiff damages in the amount of $.3 million. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively. The jury found in favor of DCI on the alleged $9 million loan commitment, but did not find in favor of DCI for counterclaims made against BCM. The jury also awarded the plaintiffs attorneys fees in the amount of $2.1 million. On June 29, 2004, after considering post-trial motions, the presiding judge entered judgment in favor of the Company and DCI, effectively overturning the verdicts of the jury and dismissing damages awarded by the jury. The trial court upheld the Company and DCI's position that the evidence and the jury verdict did not support a judgment against the Company and DCI in the litigation. The plaintiffs have subsequently filed motions with the trial court seeking a new trial. DCI is a former affiliate of the Company, and the Company believes that it will have no obligation for amounts, if any, awarded to the plaintiffs as a result of the actions of DCI.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on the Company's consolidated balance sheet, but could materially affect consolidated results of operations in a given year.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchasers of Equity Securities

None

Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

On April 30, 2004, a special meeting of preferred and common shareholders was held to approve several issues relative to the Company's recapitalization transaction. The following table summarizes the results of those votes.

----------------------------------------------------------------------------------- ------------- ------------- --------------
                                                                                        FOR         AGAINST        ABSTAIN
----------------------------------------------------------------------------------- ------------- ------------- --------------
Series A Preferred Shareholders
----------------------------------------------------------------------------------- ------------- ------------- --------------
     Approval and adoption of the amendment of the Company's Articles of
     Incorporation to accomplish the Series D conversion (in connection with the

     recapitalization transaction)                                                     347,551        20,654          450
----------------------------------------------------------------------------------- ------------- ------------- --------------
     Approval of adjournment of the Meeting.                                           346,928        21,053          674
----------------------------------------------------------------------------------- ------------- ------------- --------------

----------------------------------------------------------------------------------- ------------- ------------- --------------
Series B Preferred Shareholders
----------------------------------------------------------------------------------- ------------- ------------- --------------
     Approval and adoption of the amendment of the Company's Articles of
     Incorporation to accomplish the Series D conversion (in connection with the
     recapitalization transaction)                                                     498,658        17,689          307
----------------------------------------------------------------------------------- ------------- ------------- --------------
     Approval of adjournment of the Meeting.                                           498,671        17,548          435
----------------------------------------------------------------------------------- ------------- ------------- --------------

----------------------------------------------------------------------------------- ------------- ------------- --------------
Series C Preferred Shareholders
----------------------------------------------------------------------------------- ------------- ------------- --------------
     Approval and adoption of the amendment of the Company's Articles of
     Incorporation to accomplish the Series D conversion (in connection with the
     recapitalization transaction)                                                     500,672        21,636        1,057
----------------------------------------------------------------------------------- ------------- ------------- --------------
     Approval of  adjournment  of the Meeting.                                         498,533        22,462        2,370
----------------------------------------------------------------------------------- ------------- ------------- --------------

----------------------------------------------------------------------------------- ------------- ------------- --------------
Common Shareholders
----------------------------------------------------------------------------------- ------------- ------------- --------------
     Approval of issuance of  additional  shares of Common Stock as provided for by the  proposed  amendment  to the  Company's  Articles  of  Incorporation
     creating a new Series D Preferred Stock,                                        7,478,298       220,248       45,592
----------------------------------------------------------------------------------- ------------- ------------- --------------
     Approval of  adjournments  of the Meeting.                                      7,330,143       367,248       46,747
----------------------------------------------------------------------------------- ------------- ------------- --------------

Item 5.  Other Information


None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits


          3.1     Amendment to Articles of Incorporation effective May 19, 2004.
         31.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b)      Reports on Form 8-K

                  The Company furnished a report on Form 8-K, dated May 12, 2004, reporting under item 12 the issuance by the company of a press release announcing the Company's financial results for the quarter ended March 31, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DYNEX CAPITAL, INC.



Dated:  August 16, 2004             By:  /s/ Stephen J. Benedetti
                                         ---------------------------------------
                                         Stephen J. Benedetti
                                         Executive Vice President
                                         (authorized officer of registrant,
                                         principal accounting officer)

                                  EXHIBIT INDEX


    Exhibit No.


         3.1          Amendment to Articles of  Incorporation  effective May 19,
                      2004.

        31.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
        32.1
                      Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.