Form 10-Q
period 2004-09-30
DYNEX CAPITAL INC
filed 2004-11-15
CIK 826675

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2004

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


As of October 31, 2004, the registrant had 12,162,391 shares of common stock outstanding with a par value of $.01 per share, which is the registrant's only class of common stock.


================================================================================

                               DYNEX CAPITAL, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                        Page

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at September 30, 2004
                  and December 31, 2003  (unaudited).......................................1

                  Condensed Consolidated Statements of Operations and
                  Comprehensive Income for the three and nine months ended
                  September 30, 2004 and 2003 (unaudited) .................................2

                  Condensed Consolidated Statements of Cash Flows for
                  the nine months ended September 30, 2004 and 2003  (unaudited) ..........3

                  Notes to Condensed Consolidated Financial Statements (unaudited).........4

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........................11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............24

         Item 4.  Controls and Procedures.................................................26

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ......................................................27

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.............28

         Item 3.  Defaults Upon Senior Securities.........................................28

         Item 4.  Submission of Matters to a Vote of Security Holders.....................28

         Item 5.  Other Information.......................................................28

         Item 6.  Exhibits................................................................29

SIGNATURE.................................................................................30

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)

                                                                                  -----------------------------------------------
                                                                                     September 30,              December 31,
                                                                                         2004                       2003
                                                                                  --------------------      ---------------------
ASSETS
Cash and cash equivalents                                                             $       40,392            $        7,386
Other assets                                                                                   5,114                     4,174
                                                                                  --------------------      ---------------------
                                                                                              45,506                    11,560
Investments:
   Securitized finance receivables:
     Loans, net                                                                            1,308,519                 1,518,613
     Debt securities                                                                         216,999                   255,580
   Other investments                                                                          13,204                    37,903
   Securities                                                                                 28,013                    33,275
   Other loans                                                                                 5,964                     8,304
                                                                                  --------------------      ---------------------
                                                                                           1,572,699                 1,853,675
                                                                                  --------------------      ---------------------
                                                                                      $    1,618,205            $    1,865,235
                                                                                  ====================      =====================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse securitization financing                                                 $    1,466,293            $    1,679,830
Repurchase agreements                                                                         15,381                    23,884
Senior notes                                                                                     823                    10,049
                                                                                  --------------------      ---------------------
                                                                                           1,482,497                 1,713,763

Accrued expenses and other liabilities                                                         2,489                     1,626
                                                                                  --------------------      ---------------------
                                                                                           1,484,986                 1,715,389
                                                                                  --------------------      ---------------------
Commitments and contingencies (Note 11)                                                            -                         -

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
   9.75% Cumulative Convertible Series A, None and 493,595 shares issued and                       -                    11,274
     outstanding  (None and $16,322 aggregate liquidation preference, respectively)
   9.55% Cumulative Convertible Series B, None and 688,189 shares issued and                       -                    16,109
     outstanding (None and $23,100 aggregate liquidation preference, respectively)
   9.73% Cumulative Convertible Series C, None and 684,893 shares issued and                       -                    19,631
     outstanding (None and $28,295 aggregate liquidation preference, respectively)
   9.75% Cumulative Convertible Series D, 5,628,737 shares and none issued and                55,666                         -
     outstanding ($56,287 and no aggregate liquidation preference, respectively)
Common stock, par value $.01 per share, 100,000,000 shares authorized,                           122                       109
   12,162,391 and 10,873,903 shares issued and outstanding, respectively
Additional paid-in capital                                                                   366,896                   360,684
Accumulated other comprehensive income (loss)                                                  1,999                    (3,882)
Accumulated deficit                                                                         (291,464)                 (254,079)
                                                                                  --------------------      ---------------------
                                                                                             133,219                   149,846
                                                                                  --------------------      ---------------------
                                                                                      $    1,618,205            $    1,865,235
                                                                                  ====================      =====================

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands except share and per share data)


                                                     ------------------------------------------------------------------------------
                                                     Three Months Ended September 30,          Nine Months Ended September 30,
                                                     ----------------------------------     ---------------------------------------
                                                          2004               2003                 2004                  2003
                                                     ---------------    ---------------     -----------------     -----------------
Interest income:
   Securitized finance receivables                     $   29,260         $   35,815          $    94,615           $  111,992
   Securities                                                 509                199                1,623                  608
   Other loans                                                181                175                  514                  428
   Other investments                                           76              1,018                  122                3,522
                                                     ---------------    ---------------     -----------------     -----------------
                                                           30,026             37,207               96,874              116,550
                                                     ---------------    ---------------     -----------------     -----------------

Interest and related expense:
   Non-recourse securitization financing                   23,485             27,747               77,912               85,674
   Repurchase agreements and senior notes                      97                556                  422                1,540
   Other                                                       50                 72                  192                  234
                                                     ---------------    ---------------     -----------------     -----------------
                                                           23,632             28,375               78,526               87,448
                                                     ---------------    ---------------     -----------------     -----------------

Net interest margin before provision for loan
   losses                                                   6,394              8,832               18,348               29,102
Provision for loan losses                                  (1,291)            (5,831)             (17,438)             (29,715)
                                                     ---------------    ---------------     -----------------     -----------------
Net interest margin                                         5,103              3,001                  910                 (613)

Impairment charges                                           (162)            (2,277)              (9,569)              (4,482)
(Loss) gain on sale of investments, net                    (3,147)               769               (3,143)               1,779
Other (expense) income                                         (3)               130                 (264)                 170
General and administrative expenses                        (1,847)            (2,124)              (6,330)              (6,296)
                                                     ---------------    ---------------     -----------------     -----------------
Net loss                                                      (56)              (501)             (18,396)              (9,442)

Preferred stock (charge) benefit                           (1,381)            (1,191)                (527)               8,039
                                                     ---------------    ---------------     -----------------     -----------------
Net loss to common shareholders                        $   (1,437)        $   (1,692)         $   (18,923)          $   (1,403)
                                                     ---------------    ---------------     -----------------     -----------------

Change in net unrealized gain/(loss) on:
   Investments classified as available-for-sale
     during the period                                        211             (2,004)               3,526                  976
   Hedge instruments                                          349              1,010                2,354                 (109)
                                                     ---------------    ---------------     -----------------     -----------------
Comprehensive income (loss)                            $      504         $   (1,495)         $   (12,516)          $   (8,575)
                                                     ===============    ===============     =================     =================

Net loss per common share:
   Basic and diluted                                   $    (0.12)       $     (0.16)         $    (1.70)           $    (0.13)
                                                     ===============    ===============     =================     =================

Weighted average number of common shares outstanding:
   Basic and diluted                                   12,162,391         10,873,903           11,144,102           10,873,903
                                                     ===============    ===============     =================     =================


See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

                                                                                -------------------------------------------------
                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                -------------------------------------------------
                                                                                        2004                       2003
                                                                                ----------------------    -----------------------
 Operating activities:
   Net loss                                                                          $     (18,396)            $      (9,442)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Provision for loan losses                                                            17,438                    29,715
       Impairment charges                                                                    9,569                     4,482
       Loss (gain) on sale of investments                                                    3,143                    (1,779)
       Amortization and depreciation                                                         3,548                       947
       Net change in other assets, accrued expenses and other liabilities                    1,048                     1,332
                                                                                ----------------------    -----------------------
          Net cash and cash equivalents provided by operating activities                    16,350                    25,255
                                                                                ----------------------    -----------------------

 Investing activities:
   Principal payments received on securitized finance receivables                          223,255                   228,325
   Payments received on other investments, securities and other loans                       18,539                    13,159
   Proceeds from sales of securities and other investments                                  23,065                     2,536
   Purchase of or advances on investments                                                  (11,087)                   (1,669)
   Other                                                                                        45                       170
                                                                                ----------------------    -----------------------
        Net cash and cash equivalents provided by investing activities                     253,817                   242,521
                                                                                ----------------------    -----------------------

 Financing activities:
   Principal payments on non-recourse securitization financing                            (224,076)                 (234,285)
   Proceeds from sale of redemption rights                                                   7,377                         -
   Repayment of repurchase agreement borrowings                                             (8,502)                        -
   Repayment of senior notes                                                               (10,050)                  (18,020)
   Retirement of preferred stock                                                              (647)                  (19,553)
   Dividends paid                                                                           (1,263)                   (1,787)
                                                                                ----------------------    -----------------------
        Net cash and cash equivalents used for financing activities                       (237,161)                 (273,645)
                                                                                ----------------------    -----------------------
 Net increase (decrease) in cash and cash equivalents                                       30,006                    (5,869)
 Cash and cash equivalents at beginning of period                                            7,386                    15,077
                                                                                ----------------------    -----------------------
 Cash and cash equivalents at end of period                                          $      40,392             $       9,208
                                                                                ======================    =======================

 Supplement disclosures of cash flow information:
   Cash paid for interest                                                            $      80,880             $      81,610

Supplemental disclosure of non-cash financing activities:
    9.50% senior unsecured notes due February 2005 issued in
       connection with Preferred Stock tender offer                                  $           -             $      32,079
                                                                                ----------------------    -----------------------



See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) September 30, 2004
(amounts in thousands except share and per share data)


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

In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Form 10-K for the year ended December 31, 2003.

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

The Company also has credit risk on loans in its  portfolio as discussed in Note
5. An allowance for loan losses has been estimated and established for currently existing losses in the loan portfolio. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and projected timing and amount of credit losses. Provisions made to increase the allowance for loan losses are presented as provision for loan losses in the accompanying condensed consolidated statements of operations. The Company's actual credit losses may differ from those estimates used to establish the allowance.

Certain reclassifications have been made to the financial statements for 2003 to conform to the presentation for 2004.


NOTE 2 - FAIR VALUE

Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. Securities are both fixed-rate and adjustable-rate. Estimates of fair value for securities are based on market prices provided by certain dealers, when available. Estimates of fair value for certain other securities, including securities pledged as securitized finance receivables, are determined by calculating the present value of the projected cash flows of the instruments using market based assumptions such as estimated future interest rates and estimated market spreads to applicable indices for comparable securities, and using collateral based assumptions such as prepayment rates and credit loss assumptions based on the most recent performance and anticipated performance of the underlying collateral.


NOTE 3 - NET LOSS PER COMMON SHARE

Net loss per common share is presented on both a basic and diluted per common share basis. Diluted net loss per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method and stock appreciation rights to the extent that there are rights outstanding, using the treasury stock method, but only if these items are dilutive. The Series D preferred stock is convertible into one share of common stock for each share of preferred stock. The Series A, Series B and Series C preferred stock was convertible into one share of common stock for two shares of preferred stock.

The following table reconciles the numerator and denominator for both basic and diluted net loss per common share for the three and nine months ended September 30, 2004 and 2003.

----------------------------------------------------------------------------------------------------------------------------
                                     Three Months Ended September 30,                Nine Months Ended September 30,
                              ----------------------------------------------------------------------------------------------
                                       2004                    2003                    2004                   2003
                              ----------------------------------------------------------------------------------------------
                                           Weighted-               Weighted-               Weighted-             Weighted-
                                            Average                 Average                 Average               Average
                                            Number                  Number                  Number                 Number
                                 Loss      Of Shares     Loss      Of Shares     Loss      Of Shares    Loss     Of Shares
                              ----------- ----------------------- ----------------------- ---------------------- -----------
Net loss                      $     (56)              $   (501)               $ (18,396)              $ (9,442)
Preferred stock (charge)         (1,381)                (1,191)                    (527)                 8,039
  benefit
                              -------------           -----------             ----------             ----------
Net loss to common            $  (1,437)  12,162,391  $ (1,692)   10,873,903  $ (18,923)  11,144,102  $ (1,403)  10,873,903
  shareholders
                              =========== =========== =========== =========== =========== =========== ========== ===========

Net loss per share:
  Basic and diluted                         $(0.12)                 $(0.16)                 $(1.70)               $(0.13)
                                          ============            ============            ============           ===========


Reconciliation of shares not included in
  calculation of earnings per share due to
  anti-dilutive effect
   Series A                   $       -            - $    (289)      246,798   $   (337)     126,101   $  (964)    300,659
   Series B                           -            -      (403)      344,095       (537)     175,815    (1,342)    418,711
   Series C                           -            -      (499)      342,447       (666)     174,973    (1,669)    417,940
   Series D                      (1,381)   5,628,737         -             -     (2,644)   2,773,283         -           -
   Expense and incremental
     shares of stock                  -            -         -        19,304          -       21,045         -      19,170
     appreciation rights
                              ----------- ----------- ----------- ----------- ----------- ----------- ---------- -----------
                               $ (1,381)   5,628,737  $ (1,191)      952,644   $ (4,184)   3,271,217   $(3,975)  1,156,480
                              ============ ========== ============ ========== ============ ========== =========== ==========

----------------------------------------------------------------------------------------------------------------------------


NOTE 4 - SECURITIZED FINANCE RECEIVABLES

During the three months ended September 30, 2004, the Company reclassified its investment in a debt security pledged as securitized finance receivables from available-for-sale to held-to-maturity, as the Company's intention to hold the asset changed. At the time of this reclassification, a final market value adjustment was recorded and net unrealized gains of $2.9 million were reclassified as a basis adjustment to the security, while amounts included in comprehensive income will be recognized in income as an adjustment of the effective yield on the security over its remaining life, to be offset by the amortization of the basis adjustment. The debt security will be carried at amortized cost.

The following table summarizes the types of securitized finance receivables as of September 30, 2004 and December 31, 2003:


----------------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,         December 31,
                                                                                           2004                  2003
----------------------------------------------------------------------------------------------------------------------------
  Loans, at amortized cost                                                              $ 1,354,652           $1,561,977
  Allowance for loan losses                                                                 (46,133)              (43,364)
----------------------------------------------------------------------------------------------------------------------------
  Loans, net                                                                              1,308,519             1,518,613
  Debt securities                                                                           216,999               255,580
----------------------------------------------------------------------------------------------------------------------------
                                                                                        $ 1,525,518           $ 1,774,193
----------------------------------------------------------------------------------------------------------------------------

The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as securitized finance receivables as of September 30, 2004 and December 31, 2003:

----------------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,           December 31, 2003
                                                                                      2004
----------------------------------------------------------------------------------------------------------------------------
  Debt securities, at amortized cost:
     Held-to-maturity                                                             $   213,976                $         -
     Available-for-sale                                                                 2,937                    255,462
  Gross unrealized gains on available-for-sale securities                                  86                        118
----------------------------------------------------------------------------------------------------------------------------
                                                                                  $   216,999                $   255,580
----------------------------------------------------------------------------------------------------------------------------

The components of securitized finance receivables at September 30, 2004 and December 31, 2003 are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                    September 30, 2004                        December 31, 2003
----------------------------------------------------------------------------------------------------------------------------
                                                           Debt                                     Debt
                                           Loans, net    Securities     Total       Loans, net   Securities       Total
---------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
Collateral:
  Commercial                              $   666,414  $         -    $  666,414    $  758,144   $          -   $   758,144
  Manufactured housing                        448,023      153,863        601,886       491,230       172,847       664,077
  Single-family                               245,581       59,558        305,139       317,631        80,468       398,099
                                         ------------- ------------- ------------- ------------- ------------- -------------
                                            1,360,018      213,421      1,573,439     1,567,005       253,315     1,820,320
Allowance for loan losses                     (46,133)           -        (46,133)      (43,364)            -       (43,364)
Funds held by trustees                            131           94            225           131           147           278
Accrued interest receivable                     8,602          233          8,835         9,878         1,594        11,472
Unamortized discounts and premiums, net       (14,099)       3,165        (10,934)      (15,037)          406       (14,631)
Unrealized gain, net                                -           86             86             -           118           118
----------------------------------------------------------------------------------------------------------------------------
                                          $ 1,308,519   $  216,999    $1,525,518     $1,518,613   $   255,580   $ 1,774,193
----------------------------------------------------------------------------------------------------------------------------


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The Company reserves for credit risk where it has exposure to losses on loans in its investment portfolio. The following table summarizes the aggregate activity for the allowance for loan losses on investments for the nine months ended September 30, 2004 and 2003:

----------------------------------------------------------------------------------------------------------------------------
                                                                                   Nine Months Ended September 30,
                                                                          --------------------------------------------------
                                                                                    2004                     2003
                                                                          ------------------------- ------------------------
Allowance at beginning of period                                                $      43,364             $      25,472
Provision for loan losses                                                              17,438                    29,715
Credit losses, net of recoveries                                                      (14,669)                  (14,194)
----------------------------------------------------------------------------------------------------------------------------
Allowance at end of period                                                      $      46,133             $      40,993
----------------------------------------------------------------------------------------------------------------------------

An allowance for loan losses has been estimated and established for currently existing and probable losses to the extent losses are borne by the Company under the terms of the securitization transaction. Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience. Where loans are considered homogeneous, the allowance for losses is established and evaluated on a pool basis. Otherwise, the allowance for losses is established and evaluated on a loan-specific basis. Provisions made to increase the allowance are a current period expense to operations. Generally, the Company considers manufactured housing loans to be impaired when they are thirty days past due. The Company also provides an allowance for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired based on default trends, current market conditions and empirical observable performance data on the loans. Single-family loans are considered impaired when they are sixty days past due.

Commercial mortgage loans are evaluated for impairment when they are thirty days past due or when the ratio of net operating income on the underlying collateral to the required debt service falls below 1:1. Once deemed impaired, loan losses on commercial mortgage loans are estimated based on several factors including the net operating income and estimated capitalization rates, or appraised value, if available. The following table presents certain information on commercial mortgage loans that the Company has determined to be impaired. Impaired loans at September 30, 2004 declined from December 31, 2003 based on the repayment in full during the third quarter of approximately $47,326 of loans previously considered impaired, and the reclassification of loans previously considered impaired. Of the $191,484 in impaired loans at December 31, 2003, approximately $90,088 of these loans (which amount includes the $47,326 repaid in full during the third quarter) had loss reimbursement guarantees from a `AAA'-rated counterparty where such counterparty bore the risk of credit loss on these loans, and therefore no allowance was provided by the Company. At September 30, 2004, impaired loans include two large loans secured by office buildings with an aggregate principal balance of approximately $32,120 which were not considered impaired at December 31, 2003.

----------------------------------------------------------------------------------------------------------------------------
                                    Recorded Investment in      Amount for which there is a   Amount for which there is no
                                                                   Related Allowance for      Related Allowance for Credit
                                        Impaired Loans                 Credit Losses                     Losses
----------------------------------------------------------------------------------------------------------------------------
       December 31, 2003                 $  191,484                      $  10,861                    $  180,623
      September 30, 2004                     69,602                         17,526                        52,076
----------------------------------------------------------------------------------------------------------------------------


NOTE 6 - OTHER INVESTMENTS

The following table summarizes the Company's other investments as of September 30, 2004 and December 31, 2003:

---------------------------------------------------------------------------------------------------------------------------
                                                                                     September 30,          December 31,
                                                                                         2004                   2003
                                                                                   ------------------    ------------------
  Delinquent property tax receivables and securities, at amortized cost                $   11,321            $   34,939
  Real estate owned                                                                         1,881                 2,960
  Other                                                                                         2                     4
---------------------------------------------------------------------------------- ------------------    ------------------
                                                                                       $   13,204            $   37,903
---------------------------------------------------------------------------------------------------------------------------

At September 30, 2004 and December 31, 2003, the Company has real estate owned with a current carrying value of $1,881 and $2,960, respectively, resulting from foreclosures on delinquent property tax receivables and securities. During the nine months ended September 30, 2004 and 2003, the Company collected an aggregate of $6,170 and $8,798, respectively, on delinquent property tax receivables and securities, including net sales proceeds from related real estate owned. The Company also accrued interest income of none and $3,437, respectively, during such periods. Delinquent property tax securities included in other investments are classified as held-to-maturity and are carried at amortized cost.

During the third quarter of 2004, the Company sold all of its right, title and interest in its delinquent property tax receivable portfolio and servicing operation located in Cuyahoga County, Ohio to a third party for $19,075. The Company may also receive contingent consideration of up to $750 based on discounts received by the purchaser on subsequent purchases from Cuyahoga County. Of the $19,075 in consideration received, $700 is being held in escrow for up to one year for customary representations and warranties and is included within Other Assets.


NOTE 7 - SECURITIES

The following table summarizes Dynex's amortized cost basis of securities classified as held-to-maturity and fair value of securities classified as available-for-sale, as of September 30, 2004 and December 31, 2003, and the effective interest rate of these securities as of the respective period end:

----------------------------------------------------------------------------------------------------------------------------
                                                                  September 30, 2004               December 31, 2003
                                                             ------------------------------ --------------------------------
                                                                 Fair         Effective          Fair          Effective
                                                                 Value      Interest Rate       Value        Interest Rate
                                                             -------------- --------------- --------------- ----------------
Securities, available-for-sale:
    Fixed-rate mortgage securities                             $  19,220           7.04%    $    29,713            7.79%
    Mortgage-related securities                                       43              -              54               -
    Equity security                                                7,930                          3,000
------------------------------------------------------------ -------------- --------------- --------------- ----------------
                                                                  27,193                         32,767
Gross unrealized gains                                               921                            517
Gross unrealized losses                                             (522)                          (810)
------------------------------------------------------------ -------------- --------------- --------------- ----------------
Securities, available-for-sale                                    27,592                         32,474
Asset-backed security, held-to-maturity                              421                            801
------------------------------------------------------------ -------------- --------------- --------------- ----------------
                                                              $   28,013                     $   33,275
----------------------------------------------------------------------------------------------------------------------------


NOTE 8 - REPURCHASE AGREEMENTS AND SENIOR NOTES

The following table summarizes Dynex's recourse debt outstanding at September 30, 2004 and December 31, 2003:

-----------------------------------------------------------------------------------------------------------------------------
                                                                      September 30, 2004               December 31, 2003
                                                                  -----------------------------------------------------------
       Repurchase agreements                                           $      15,381                   $      23,884
       9.50% Senior Notes (due 4/30/2007)                                        823                               -
       9.50% Senior Notes (due 2/28/2005)                                          -                          10,049
-----------------------------------------------------------------------------------------------------------------------------
                                                                       $      16,204                   $      33,933
-----------------------------------------------------------------------------------------------------------------------------

Repurchase agreements are collateralized by securities with a fair value of $18,212 and $26,517 as of September 30, 2004, and December 31, 2003,
respectively. On October 15, 2004, in accordance with the procedures set forth in the associated indenture, the Company fully redeemed all of its outstanding 9.50% Senior Notes due 2007.


NOTE 9 - PREFERRED STOCK

In the second quarter of 2004, the Company completed a recapitalization plan whereby the Company converted the Series A, Series B, and Series C preferred stock into a new Series D preferred stock and common stock. As part of the recapitalization plan, the Company exchanged 9.50% Senior Notes due 2007 for Series A, Series B and Series C preferred stock. The remaining Series A, Series B and Series C preferred stock were converted into 5,628,737 shares of Series D preferred stock and 1,288,488 shares of common stock. All prior dividends-in-arrears on the Series A, Series B and Series C preferred stock were extinguished. The Company is currently precluded from paying a dividend on its common stock under the terms of the Series D Preferred Stock until such time that total shareholders' equity equals or exceeds 300% of the Series D Preferred Stock outstanding.


NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company has entered into an interest rate swap agreement which matures on June 28, 2005, to mitigate its interest rate risk exposure on $100,000 in notional value of its variable rate non-recourse securitization financing, which finance a like amount of fixed rate assets. Under the agreement, the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on the one-month London Inter-Bank Offering Rate ("LIBOR") on the same amount. This contract has been treated as a cash flow hedge with the changes in the value of the hedge being reported as a component of accumulated other comprehensive income. During the nine months ended September 30, 2004, the Company recognized $1,868 in other comprehensive gain on this hedge instrument and incurred $1,905 of interest expense related to net payments made on the interest-rate swap. At September 30, 2004, the aggregate accumulated other comprehensive loss on this hedge instrument was $1,070. As the repricing dates, interest rate indices and formulae for computing net settlements of the interest rate swap agreement match the corresponding terms of the underlying securitization financing being hedged, no ineffectiveness is assumed on this agreement and, accordingly, any prospective gains or losses are included in other comprehensive income until the interest rate swap payments are settled. Based on the forward LIBOR curve as of September 30, 2004, over the next twelve months the Company expects to reclassify $1,070 of this other comprehensive loss to interest expense.

In October 2002, the Company entered into a synthetic three-year amortizing interest-rate swap with an initial notional balance of approximately $80,000 to mitigate its exposure to rising interest rates on a portion of its variable rate non-recourse securitization financing, which finance a like amount of fixed rate assets. This contract has been accounted for as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of accumulated other comprehensive income. At September 30, 2004, the current notional balance of the amortizing synthetic swap was $24,000, and the remaining weighted-average fixed-rate payable by the Company under the terms of the synthetic swap was 2.56%. The synthetic swap amortizes through September 2005. During the nine months ended September 30, 2004, the Company recognized $391 in other comprehensive gain and incurred $429 of interest expense related to net payments made on this position. At September 30, 2004, the aggregate accumulated other comprehensive loss was $203. During the three months ended September 30, 2004, the Company determined that this hedge instrument ceased to be effective due to a significant deterioration of correlation between the synthetic interest-rate swap hedge and the non-recourse securitization being financed, as measured by the correlation between three-month Eurodollar futures and one-month LIBOR. Accordingly, the Company has discontinued hedge accounting and reflected the changes in market value of the hedge instrument in its statement of operations as Other Expense. The remaining unrealized loss in other comprehensive income at the time the Company discontinued hedge accounting will be amortized over the remaining life of the contracts. Based on the forward Eurodollar curve as of September 30, 2004, over the next twelve months the Company expects to reclassify $203 into earnings.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. In August 2003, the Pennsylvania legislature enacted a law amending and clarifying certain provisions of the Pennsylvania statute governing GLS' right to the collection of certain interest, costs and expenses. The law is retroactive to 1996, and amends and clarifies that as to items (ii)-(iv) noted above by the Supreme Court, that GLS can charge a full month's interest on a partial month's delinquency, that GLS can charge the taxpayer for legal fees, and that GLS can charge certain fees and costs to the taxpayer at redemption. Subsequent to the enactment of the law, challenges to its retroactivity provisions were filed in separate cases, which did not include GLS as a defendant. In September 2004, the trial court in that litigation upheld the retroactive provisions enacted in 2003. Specific damages related to the issues remanded back to the Trial Court have not been determined, and the Company believes that the ultimate outcome of this litigation will not have a material impact on its financial condition, but may have a material impact on reported results for the particular period presented.

The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., are defendants in state court in Dallas County, Texas in the matter of Basic Capital Management, et. al. v. Dynex Commercial, Inc., et. al. The suit was filed in April 1999, originally against DCI. In March 2000, Basic Capital Management (hereafter "BCM") amended the complaint and added the Company as a defendant. The complaint, which was further amended during pretrial proceedings, alleged that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160,000 "master" loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9,000. The trial commenced in January 2004 and in February 2004, the jury in the case rendered a verdict in favor of one of the plaintiffs and against the Company on the alleged breach of the loan agreements for tenant improvements, and awarded that plaintiff damages in the amount of $253. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively. The jury found in favor of DCI on the alleged $9,000 loan commitment, but did not find in favor of DCI for counterclaims made against BCM. The jury also awarded the plaintiffs attorneys' fees in the amount of $2,100. After considering post-trial motions, the presiding judge entered judgment in favor of the Company and DCI, effectively overturning the verdicts of the jury and dismissing damages awarded by the jury. Plaintiffs have filed an appeal. DCI is a former affiliate of the Company, and the Company believes that it will have no obligation for amounts, if any, awarded to the plaintiffs as a result of the actions of DCI.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on the Company's consolidated balance sheet, but could materially affect consolidated results of operations in a given year.


NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force ("EITF") amended and ratified previous consensus reached on EITF 03-01, "The Meaning of Other-Than-Temporary Impairment," to introduce a three-step model to: 1) determine whether an investment is impaired; 2) evaluate whether the impairment is other-than-temporary; and 3) account for other-than-temporary impairments. In part, this amendment requires companies to apply qualitative and quantitative measures to determine whether a decline in the fair value of a security is other-than-temporary. The amount of other-than-temporary impairments to be recognized, if any, will be dependent on market conditions and management's intentions and ability at the time of evaluation to hold underwater investments until forecasted recovery in the fair value up to and beyond the adjusted cost. This amendment is effective for financial periods beginning after June 15, 2004. The Company has reviewed this statement and does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.


NOTE 13 - SUBSEQUENT EVENTS

The Company entered into an agreement to sell its optional redemption rights in its MERIT Series 13 securitization, as well as its remaining interests in this securitization, for $11.9 million. The sale took place in October 2004, and at that time the Company derecognized $241.8 million of securitized finance receivables with a recorded book value of $217.5 million and $225.3 million of associated securitized financing. The Company also recorded a gain of $17.8 million, or $1.47 per common share, in the fourth quarter as a result of this sale. The Company owns the serving of these loans and has engaged a sub-servicer to service these assets. The Company recorded a related $1.7 million servicing liability within Other Liabilities, as the costs of this sub-servicing arrangement are expected to exceed cash receipts over the remaining life of the deal. This liability reduced the gain recorded on the sale.

On October 15, 2004, the Company fully redeemed the 9.50% Senior Notes due April 2007.


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

The Company has elected to be treated as a REIT for federal income tax purposes under the Internal Revenue Code of 1986, as amended, and, as such, must distribute substantially all of its taxable income to shareholders unless such taxable income is reduced by the Company's available net operating loss carry-forwards as further discussed below. Provided that the Company meets all of the prescribed Internal Revenue Code requirements for a REIT, the Company will generally not be subject to federal income tax.

The Company's strategic focus for 2004 has been managing the cash flow from its investment portfolio, exercising its optional redemption rights on non-recourse securitization financing where such exercise is economic, selling non-core investments and opportunistically purchasing new investments. In the second quarter of 2004, the Company completed a recapitalization plan whereby the Company converted its Series A, Series B, and Series C preferred stock into a new Series D preferred stock and common stock. As part of the recapitalization plan, the Company exchanged 9.50% Senior Notes due 2007 for Series A, Series B and Series C preferred stock. The remaining Series A, Series B and Series C preferred stock were converted into 5,628,737 shares of Series D preferred stock and 1,288,488 shares of common stock. All prior dividends-in-arrears on the Series A, Series B and Series C preferred stock were extinguished. In September 2004, the Company sold its delinquent property tax receivables portfolio located in Cuyahoga County, Ohio and its associated servicing operation, for $19.2 million. In addition, the Company may receive contingent consideration of up to $750 thousand that also would be held in escrow for customary representations and warranties until the first anniversary of the sale. The Company redeemed certain outstanding classes of bonds in its MERIT Series 12-1 securitization, and sold these classes for a net premium of $7.4 million. The Company also entered into an agreement to sell all of its optional redemption rights in its MERIT Series 13 securitization, as well as its remaining interests in this securitization, for $11.9 million. The sale was completed in October 2004, and at that time the Company derecognized $241.8 million of securitized finance receivables with a recorded book value of $217.5 million and $225.3 million of associated securitized financing. The Company expects to record a gain of $17.8 million, or $1.47 per common share, in the fourth quarter as a result of this sale. The Company owns the serving of these loans and has engaged a sub-servicer to service these assets. The Company recorded a related $1.7 million servicing liability within Other Liabilities, as the costs of this sub-servicing arrangement are expected to exceed cash receipts over the remaining life of the deal. This liability reduced the gain recorded on the sale.

The Company has a net operating loss (NOL) carry-forward with a current estimated balance of $130 million which does not begin to materially expire until 2019. Unlike other mortgage REITs, because of the NOL carry-forward, the Company's REIT income distribution requirements are limited, and will likely remain so for an extended period of time. Because of these limited distribution requirements, and because, as a REIT, the Company is not a tax-paying entity, the Company believes that it can invest its capital and can compound returns on that invested capital essentially tax-free until the net operating loss is fully utilized. The Company believes that this is a benefit to its shareholders, allowing the Company to drive increases in book value while taking lower levels of risk in its investment strategy than some of its competitors. The Company's strategic focus for the remainder of 2004 and for 2005 will be to opportunistically invest principally in mortgage related assets with overall targeted leveraged returns on invested capital of 10%. Depending on the availability of suitable investments, the Company may or may not be able to reach such targeted returns, and in some cases may actually exceed this targeted return. The Company's investment objectives will include only higher credit quality, shorter duration securities in order to keep credit risk and interest-rate risk at acceptable levels. The Company believes that market conditions today are difficult for investors in mortgage-backed securities given low absolute levels of interest rates, historical and anticipated prepayments on these securities, and general competitive pressures.

The Company is currently precluded from paying a dividend on its common stock under the terms of the Series D Preferred Stock until such time that total shareholders' equity equals or exceeds 300% of the Series D Preferred Stock outstanding. The Company does not anticipate meeting this covenant for the foreseeable future. By not paying a common dividend, however, assuming that it properly executes its investment strategy, the Company will be able to compound its returns more quickly on its investable capital as a result of not paying such common dividend. Once the Series D Preferred Stock covenant is met, the Board will likely continually review the payment of a common dividend to its shareholders, balancing the benefit of retaining capital with providing the common shareholders a cash distribution on their investment.

                          CRITICAL ACCOUNTING ESTIMATES

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

Critical accounting estimates are defined as those that are reflective of significant judgments or uncertainties, and which may result in materially different results under different assumptions and conditions, or the application of which may have a material impact on the Company's financial statements. The following are the Company's critical accounting estimates.

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

Allowance for Loan Losses. The Company has credit risk on loans pledged in securitization financing transactions and classified as securitized finance receivables in its investment portfolio. An allowance for loan losses has been estimated and established for currently existing probable losses to the extent losses are borne by the Company under the terms of the securitization transaction. Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience. Where loans are considered homogeneous, the allowance for losses is established and evaluated on a pool basis. Otherwise, the allowance for losses is established and evaluated on a loan-specific basis. Provisions made to increase the allowance are a current period expense to operations. Generally, the Company considers manufactured housing loans to be impaired when they are thirty days past due. The Company also provides an allowance for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired based on default trends, current market conditions and empirical observable performance data on the loans. Single-family loans are considered impaired when they are sixty days past due.

Commercial mortgage loans are evaluated on a loan-by-loan basis for impairment. Generally, commercial mortgage loans with a debt service coverage ratio less than 1:1, except loans secured by low income housing tax credit properties, are considered impaired. Loans secured by low income housing tax credit properties with a debt service coverage ratio less than 1:1 are not automatically considered impaired due to the significant incentive for the owner/borrower to support the continued operation of the property, or risk partial recapture of the cumulative tax credits taken. Based on the specific details of a loan, loans with a debt service coverage ratio greater than 1:1 may be considered impaired; conversely, loans with a debt service coverage ratio less than 1:1 may not be considered impaired. Low income housing tax credit properties are deemed impaired when such loans are thirty days past due or if the underlying property is near the expiration of its tax credit compliance period and the debt service coverage ratio is below 1:1. A range of loss severity assumptions are applied to these impaired loans to determine the level of reserves necessary. Certain of the commercial mortgage loans are covered by loan guarantees that limit the Company's exposure on these loans. The level of allowance for loan losses required for these loans is reduced by the amount of applicable loan guarantees. The Company's actual credit losses may differ from those estimates used to establish the allowance.


                               FINANCIAL CONDITION

----------------------------------------------------------------------------- ----------------------- -----------------------
(amounts in thousands except per share data)                                    September 30, 2004      December 31, 2003
----------------------------------------------------------------------------- ----------------------- -----------------------
Investments:
  Securitized finance receivables:
     Loans, net                                                                    $   1,308,519           $   1,518,613
     Debt securities                                                                     216,999                 255,580
  Other investments                                                                       13,204                  37,903
  Securities                                                                              28,013                  33,275
  Other loans                                                                              5,964                   8,304

Non-recourse securitization financing                                                  1,466,293               1,679,830
Repurchase agreements                                                                     15,381                  23,884
Senior notes                                                                                 823                  10,049

Shareholders' equity                                                                     133,219                 149,846
Book value per common share                                                                 6.33                    7.55
----------------------------------------------------------------------------- ----------------------- -----------------------

Securitized finance receivables. As of September 30, 2004, the Company had 19 series of securitization financing outstanding. Loans, net decreased to $1.31 billion at September 30, 2004 compared to $1.52 billion at December 31, 2003. This decrease of $210.1 million is primarily the result of $192.4 million in principal paydowns on the securitized finance receivables, $17.4 million of additions to allowance for loan losses and decreases of accrued interest receivables of $1.3 million, partially offset by $0.9 million of net premium amortization. Debt securities decreased to $217.0 million at September 30, 2004 compared to $255.6 million at December 31, 2003. This decrease of $38.6 million is primarily the result of $30.9 million in principal paydowns on the securitized finance receivables, $7.0 million of impairment charges, reduction of accrued interest receivables of $1.4 million and other decreases of $0.2 million, partially offset by $2.8 million of market value adjustments.

During the three months ended September 30, 2004, the Company reclassified a debt security from available-for-sale to held-to-maturity. Unrealized gains of $2.9 million were reclassified as a basis adjustment to the security.

Other investments. Other investments at September 30, 2004 consist primarily of delinquent property tax receivables. Other investments decreased from $37.9 million at December 31, 2003, to $13.2 million at September 30, 2004. This decrease is primarily the result of the sale of the Company's Ohio tax lien portfolio with a basis of $22.3 million, pay-downs of delinquent property tax receivables, which totaled $5.0 million, and sales of real estate owned properties of $0.7 million. These decreases were partially offset by additional advances for collections of $3.8 million.

Securities. Securities decreased during the nine months ended September 30, 2004 by $5.3 million, to $28.0 million at September 30, 2004 from $33.3 million at December 31, 2003 due primarily to principal payments of $11.0 which were partially offset by an additional purchase of $4.9 million of common stock of another mortgage REIT and $0.7 million of market value adjustments.

Other loans. Other loans decreased by $2.3 million from $8.3 million at December 31, 2003, to $6.0 million at September 30, 2004, principally as the result of pay-downs during the nine month period.

Non-recourse securitization financing. Non-recourse securitization financing decreased $213.5 million; from $1.7 billion at December 31, 2003 to $1.5 billion at September 30, 2004. This decrease was primarily a result of principal payments received of $223.3 million on the associated securitized finance receivables pledged which were used to pay down the non-recourse securitization financing in accordance with the respective indentures. Additionally, for certain securitizations, surplus cash in the amount of $1.9 million was retained within the security structure and used to cover losses, as certain performance triggers were not met in such securitizations. These decreases were partially offset by the addition of $7.4 million of premium on the call and reissue of a securitization financing and $3.8 million of amortization of bond premium during the nine months ended September 30, 2004.

     Senior notes. Of the $32.1 million of February 2005 Senior Notes issued in exchange for Preferred Stock in February 2003, the $10.0 million remaining balance was paid in March 2004. In conjunction with the recapitalization plan completed in May 2004, $0.8 million of 9.50% Senior Notes due April 2007 were issued in exchange for Series A, Series B, and Series C preferred shares. The April 2007 Senior Notes were fully redeemed in October 2004.

Shareholders' equity. Shareholders' equity decreased to $133.2 million at September 30, 2004, from $149.8 million at December 31, 2003. This decrease was primarily the result of a net loss of $18.4 million and a net decrease of $4.1 million resulting from the issuance costs of, and shares tendered for, senior notes in connection with the recapitalization transaction completed in May 2004, partially offset by a net increase in accumulated other comprehensive income of $5.9 million. The increase in accumulated other comprehensive income is comprised of an increase in unrealized gain on investments available-for-sale of $0.8 million, a $2.9 million final fair value increase of a debt security being reclassified as held to maturity, $0.1 million of which was amortized into income during the quarter, and $2.4 million of other comprehensive income from hedging instruments during the period.


                              RESULTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands except per share                    Three Months Ended                     Nine Months Ended
information)                                                 September 30,                         September 30,
                                                   -----------------------------------    ----------------------------------
                                                       2004                2003               2004               2003
                                                   ---------------     ---------------    ---------------    ---------------

Net interest margin before provision for              $    6,394          $    8,832         $   18,348         $   29,102
   losses
Net interest margin                                        5,103               3,001                910               (613)
Impairment charges                                          (162)             (2,277)            (9,569)            (4,482)
(Loss) gain on sales of investments, net                  (3,147)                769             (3,143)             1,779
General and administrative expenses                       (1,847)             (2,124)            (6,330)            (6,296)
Net loss                                                     (56)               (501)           (18,396)            (9,442)
Preferred stock (charge) benefit                          (1,381)             (1,191)              (527)             8,039
Net loss to common shareholders                           (1,437)             (1,692)           (18,923)            (1,403)

Net loss per common share:
  Basic and diluted                                       $(0.12)             $(0.16)            $(1.70)            $(0.13)

----------------------------------------------------------------------------------------------------------------------------

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003. Net loss and net loss per common share decreased during the three months ended September 30, 2004 as compared to the same period in 2003. The decrease in net loss is primarily the result of a $4.5 million decrease in provision for loan losses as the Company's credit loss exposure on manufactured housing loans was fully reserved in the second quarter 2004, a $2.1 million decrease of impairment charges resulting from a third quarter 2003 impairment charge on the Company's property tax receivables portfolio, and a $0.3 million decrease of general and administrative expense resulting from lower litigation expenses and property tax portfolio servicing costs. As a partial offset to the above items, the Company recorded a $3.2 million loss during the quarter from the sale of the Ohio delinquent property tax receivable portfolio.

Net interest margin before provision for loan losses for the three months ended September 30, 2004 decreased to $6.4 million from $8.8 million for the same period in 2003. Net interest margin decreased during the three months ended September 30, 2004 primarily due to a decline in net interest spread and a decline in interest earning assets compared to the three months ended September 30, 2003. Approximately 70% of the decline in net margin was due to the decrease in net interest spread with the remaining 30% being due to the decline in interest earning assets.

Impairment charges decreased by $2.1 million for the three months ended September 30, 2004 from the same period last year due to the impairment in 2003 of the Company's investment in a delinquent property tax receivables portfolio located in Allegheny County, Pennsylvania.

General and administrative expenses decreased by $0.3 million to $1.8 million for the three months ended September 30, 2004 compared to the same period in 2003 due principally to lower litigation related expenses and lower general and administrative expenses on the Company's delinquent property tax receivable servicing operation. General and administrative expenses are expected to continue to decline for the balance of the year as a result of reductions in the Company's tax receivable servicing operation in Pennsylvania, and the sale of the similar operation in Ohio.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003. Net loss and net loss per common share increased during the nine months ended September 30, 2004 as compared to the same period in 2003. The increase in net loss is primarily the result of decreased net interest margin, increased impairment charges, and net losses on the sale of investments. Net loss to common shareholders increased from $1.4 million for the nine months ended September 30, 2003 to $18.9 million for the nine months ended September 30, 2004. Net loss to common shareholders in 2003 includes an $8.0 million preferred stock benefit due to the net effect of the tender offer completed in February 2003.

Net interest margin for the nine months ended September 30, 2004 increased to income of $0.9 million from a loss of $0.6 million for the same period in 2003. This increase was primarily the result of a $12.3 million decrease in provision for loan losses as the Company's net investment in its manufactured housing loan portfolio was fully reserved in the second quarter 2004. Net interest margin before provision for loan losses decreased by $10.8 million during the nine months ended September 30, 2004 compared to the same period in 2003 by a decline in net interest spread and a decline in interest earning assets compared to the nine months ended September 30, 2003. Approximately 75% of this decline in net interest margin before provision for loan losses was due to the decrease in net interest spread while the remaining 25% resulted from declines in interest earning assets.

Impairment charges increased by $5.1 million for the nine months ended September 30, 2004 from the same period last year. This increase was primarily a result of losses on debt securities pledged as securitized finance receivables and comprised largely of manufactured housing loans. Impairment of these debt securities is determined as the difference between the fair value of the security, as measured by discounting the cash flows of the security certificates utilizing prepayment and loan loss rate assumptions, at discount rates that a market participant would use, and the book value of those securities. The fair value of these debt securities had declined during the second quarter 2004 as the result of an increase in losses during the quarter, which was not anticipated to improve for the foreseeable future. The Company believes that market participants will use the higher loss rate assumptions in evaluating the fair value of these securities.

(Loss) gain on sales of investments, net decreased by $4.9 million due to the loss of $3.2 million on the sale of the Company's Ohio tax receivable portfolio in 2004 versus an approximate $2.0 million gain from the sale of loans acquired from redeemed securities in 2003.

General and administrative expense were essentially unchanged for the nine months ended September 30, 2004 compared to the same period in 2003.

The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

                  Average Balances and Effective Interest Rates

--------------------------------------------------------------------------------------------------------------------------
                               Three Months Ended September 30,                 Nine Months Ended September 30,
                       ---------------------------------------------------------------------------------------------------
                                    2004                     2003                    2004                     2003
                       ---------------------------------------------------------------------------------------------------
(amounts in thousands)       Average    Effective     Average    Effective    Average     Effective    Average    Effective
                             Balance       Rate       Balance       Rate      Balance       Rate       Balance       Rate
                       ----------------------------------------------------------------------------------------------------
Interest-earning
assets(1):
 Securitized finance
 receivables(2) (3)      $1,583,883       7.39%    $1,907,501       7.51%   $1,686,373        7.48%  $1,987,618       7.51%
 Securities                  20,205       8.02%         2,167      36.77%       24,275        7.92%       3,738      21.70%
 Other loans                  6,407      11.29%        10,374       6.75%        7,130        9.61%       9,142       6.25%
 Cash and other              24,651       1.23%        63,104       6.46%       16,308        1.00%      62,845       7.47%
 investments
                       ----------------------------------------------------------------------------------------------------
  Total interest-        $1,635,146       7.32%     $1,983,146       7.50%   $1,734,086        7.43% $2,063,343       7.53%
  earning assets
                       ====================================================================================================

Interest-bearing
liabilities:
 Non-recourse
 securitization          $1,486,352       6.16%    $1,787,534       6.07%   $1,580,285        6.42%  $1,864,194       6.00%
 financing(3)
 Repurchase agreements       16,293       1.72%             -          -        19,724        1.51%           -          -
 Senior notes                   823      11.93%        23,248       9.56%        2,649        9.90%      21,547       9.53%
                       ----------------------------------------------------------------------------------------------------
  Total
  interest-bearing       $1,503,468       6.11%    $1,810,782       6.11%   $1,602,658        6.37%  $1,885,741       6.04%
  liabilities
                       ====================================================================================================
Net interest spread on
all investments(3)                        1.21%                     1.39%                     1.07%                   1.49%
                                     ============              ============              ===========           ============
Net yield on average
interest-earning                          1.69%                     1.91%                     1.55%                   2.01%
assets(3)
                                     ============              ============              ===========           ============

---------------------------------------------------------------------------------------------------------------------------

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $211 and $347 for the three months ended September 30, 2004 and 2003, respectively, and $352 and $406 for the nine months ended September 30, 2004 and 2003, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses. If included, the effective rate on interest-bearing liabilities would be 6.29% and 5.87% for the three months ended September 30, 2004 and 2003, respectively, and 6.53% and 5.82% for the nine months ended September 30, 2004 and 2003, respectively

The net interest spread decreased 18 basis points to 121 basis points for the three months ended September 30, 2004, from 139 basis points for the same period in 2003 (each basis point is 0.01%). The net interest spread for the nine months ended September 30, 2004 decreased relative to the same period in 2003, to 107 basis points from 149 basis points. The decrease in the net interest spread for the three months ended September 30, 2004 versus the same period in 2003 is due to declining yields in interest-earning assets, due principally from prepayments of investments, and the reinvestment of the Company's capital into lower yielding investments. During the three months ended September 30, 2004, the Company received a prepayment penalty on one commercial mortgage loan of $0.7 million, and recorded adjustments of $1.0 million to the effective yield on its securitization financing from changes in prepayment expectations on its commercial mortgage loan portfolio. Together these items increase the Company's net interest spread on its investments by approximately 43 basis points.

The decrease in the Company's net interest spread for the nine month period ended September 30, 2004 compared to the prior year period can also be attributed to the resetting of interest rates on adjustable rate mortgage loans in the Company's investment portfolio and the prepayment of higher rate loans in that portfolio which together caused a decline in interest earning asset yield of 46 basis points. In addition, the majority of the Company's variable-rate interest-bearing liabilities are indexed relative to One-Month LIBOR. Interest-bearing liability costs increased by 33 basis points for the nine month period ended September 30, 2004. In addition, as two higher-rated bonds paid off during the period, more cash flowed to the lower-rated bond classes in the waterfall structure, which interest rates are approximately 25-30 basis points higher.

The Company would expect its net interest spread on its interest-earning assets for the balance of 2004 to continue to decrease as borrowing costs increase and as the Federal Reserve continues to increase the Federal Funds target rate going forward as anticipated by the forward yield curve. The average One-Month LIBOR rate increased to 1.60% and 1.29% for the three and nine month periods ended September 30, 2004, respectively, from 1.11% and 1.23% for the three and nine month periods ended September 30, 2003. One-Month LIBOR has increased from 1.12% at year-end 2003 to 1.84% at September 30, 2004.

Interest Income and Interest-Earning Assets. At September 30, 2004, $1.3 billion of the investment portfolio consisted of loans and securities which pay a fixed-rate of interest, and approximately $274.4 million of the investment portfolio is comprised of loans and securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. The Company finances its investment portfolio with principally non-recourse securitization financing. At September 30, 2004, approximately $1.0 billion of fixed-rate bonds and $436 million of adjustable rate bonds were outstanding. The following table presents a breakdown, by principal balance, of the Company's securitized finance receivables and ARM and fixed mortgage securities by type of underlying loan. This table excludes mortgage-related securities, other investments and other loans.

                       Investment Portfolio Composition(1)

---------------------------- ------------------ ----------------- ------------------ ------------------- ------------------
($ in millions)                                                     Other Indices
                                LIBOR Based       CMT(3) Based      Based ARM(2)
                               ARM(2) Loans       ARM(2) Loans          Loans         Fixed-rate Loans         Total
---------------------------- ------------------ ----------------- ------------------ ------------------- ------------------
2003, Quarter 3                $      288.8       $      53.4       $      48.2        $      1,519.2       $    1,909.6
2003, Quarter 4                       258.2              48.8              45.4               1,512.2            1,864.6
2004, Quarter 1                       235.3              46.5              45.0               1,479.0            1,805.8
2004, Quarter 2                       215.8              41.9              40.8               1,443.1            1,741.6
2004, Quarter 3                       196.1              38.8              39.5               1,335.8            1,610.2
---------------------------- ------------------ ----------------- ------------------ ------------------- ------------------

(1) Includes only the principal amount of securitized finance receivables, ARM securities and fixed-rate mortgage securities.
(2)      Adjustable rate mortgage loans
(3)      Constant maturity treasury rate

Credit Exposures. The Company invests in non-recourse securitization financing or pass-through securitization structures. Generally these securitization structures use over-collateralization, subordination, third-party guarantees, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing as a form of credit enhancement. The Company generally has retained a limited portion of the direct credit risk in these securities. In most instances the Company retained the "first-loss" credit risk on pools of loans that it securitized.

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

The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $29.5 million and a remaining deductible aggregating $0.6 million on $36.7 million of securitized single-family mortgage loans which are subject to such reimbursement agreements; guarantees aggregating $19.9 million on $224.4 million of securitized commercial mortgage loans, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; and $126.3 million of securitized single-family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 64% on such policies before the Company would incur losses.

                    Credit Reserves and Actual Credit Losses

---------------------------------------------------------------------------------------------------------------------------
($ in millions)                                                                                     Credit Exposure, Net
                             Outstanding Loan      Credit Exposure, Net            Actual            to Outstanding Loan
                             Principal Balance      of Credit Reserves         Credit Losses               Balance
---------------------------------------------------------------------------------------------------------------------------
2003, Quarter 3                  $  1,903.7              $     67.6              $      5.7                  3.55%
2003, Quarter 4                     1,830.2                    64.7                     7.2                  3.54%
2004, Quarter 1                     1,775.1                    54.3                     6.0                  3.06%
2004, Quarter 2                     1,716.1                    48.0                     8.0                  2.80%
2004, Quarter 3                     1,613.4                    39.8                     6.5                  2.47%
---------------------------------------------------------------------------------------------------------------------------

The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding securitized finance receivables balance for those securities in which the Company has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding securitized finance receivables balance have increased to 7.60% at September 30, 2004 from 4.85% at September 30, 2003 primarily due to net increase of twelve delinquent commercial mortgage loans since September 30, 2003. Of the delinquent commercial mortgage loans, five are low income housing tax credit ("LIHTC") loans with an aggregate unpaid principal balance of $19 million, which were repaid in full in October 2004. The adjusted delinquency percentage excluding these five loans is 6.45%. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of September 30, 2004, management believes the level of credit reserves is appropriate for currently existing losses.

                          Delinquency Statistics(1)(3)

----------------------------------------------------------------------------------------------------------------------------
                          30 to 60 days delinquent      60 to 90 days          90 days and over
                                                         delinquent             delinquent(2)                Total
----------------------------------------------------------------------------------------------------------------------------
2003, Quarter 3                    1.63%                    0.50%                   2.72%                    4.85%
2003, Quarter 4                    1.63%                    0.43%                   2.72%                    4.78%
2004, Quarter 1                    3.47%                    0.50%                   2.60%                    6.57%
2004, Quarter 2                    3.00%                    2.17%                   4.88%                   10.05%
2004, Quarter 3                    2.49%                    0.45%                   4.66%                    7.60%
----------------------------------------------------------------------------------------------------------------------------

(1) Excludes other  investments and loans held for sale or  securitization.
(2) Includes  foreclosures,  repossessions and REO.
(3) Reflects updated delinquency data for prior periods.

General and Administrative Expense. The following tables present a breakdown of general and administrative expense. Included in the first, second and third quarters of 2004 is an aggregate $906 thousand of litigation related expense for the litigation in Dallas County, Texas and Pittsburgh, Pennsylvania.

--------------------------------------------------------------------------------------------------------------------------
($ in thousands)                           Servicing                Corporate/Investment                 Total
                                                                    Portfolio Management
-------------------------------- ------------------------------ ------------------------------ ---------------------------
2003, Quarter 3                           $  1,240.6                     $     884.1                 $    2,124.7
2003, Quarter 4                              1,199.4                         1,136.8                      2,336.2
2004, Quarter 1                              1,008.9                         1,459.6                      2,468.5
2004, Quarter 2                                986.8                         1,028.1                      2,014.9
2004, Quarter 3                                930.3                           916.8                      1,847.1
--------------------------------------------------------------------------------------------------------------------------

Recent Accounting Pronouncements. In March 2004, the Emerging Issues Task Force ("EITF") amended and ratified previous consensus reached on EITF 03-01, "The Meaning of Other-Than-Temporary Impairment," to introduce a three-step model to:
1) determine whether an investment is impaired; 2) evaluate whether the impairment is other-than-temporary; and 3) account for other-than-temporary impairments. In part, this amendment requires companies to apply qualitative and quantitative measures to determine whether a decline in the fair value of a security is other-than-temporary. The amount of other-than-temporary impairments to be recognized, if any, will be dependent on market conditions and management's intentions and ability at the time of evaluation to hold underwater investments until forecasted recovery in the fair value up to and beyond the adjusted cost. This amendment is effective for financial periods beginning after June 15, 2004. The Company has reviewed this statement but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.

Non-GAAP Information on Securitized Finance Receivables and Non-Recourse Securitization Financing

The Company finances its securitized finance receivables through the issuance of non-recourse securitization financing. The Company presents in its condensed consolidated financial statements the securitized finance receivables as assets, and the associated securitization financing as a liability. Because the securitization financing is recourse only to the finance receivables pledged, and is therefore not a general obligation of the Company, the risk to the Company on its investment in securitized finance receivables is limited to its net investment (i.e., the excess of the finance receivables pledged over the non-recourse securitization financing). This excess is often referred to as over-collateralization. The purpose of the information presented in this section is to present the securitized finance receivables on a net investment basis, and to provide estimated fair value information using various assumptions on such net investment. The Company monitors and evaluates the performance of these securitization transactions based on the Company's net investment in such transactions, and believes the tables below will assist the investor in understanding the Company's actual investment in these transactions, the credit risk which the Company has retained on its investments, the performance of these investments, and the estimated fair value of these investments based on the assumptions set forth below.

In the tables below, the "principal balance of net investment" in securitized finance receivables represents the excess of the principal balance of the collateral pledged over the outstanding balance of the associated non-recourse securitization financing owned by third parties. The "amortized cost basis of net investment" is principal balance of net investment plus or minus premiums, discounts and related costs. The Company generally has sold the investment grade classes of the securitization financing to third parties, and has retained the portion of the securitization financing that is below investment grade.

The Company estimates the fair value of its net investment in collateralized bond securities in the tables below as the present value of the projected cash flow from the collateral, adjusted for the impact of and assumed level of future prepayments and credit losses, less the projected principal and interest due on the bonds owned by third parties. The Company master-services four of its collateral for collateralized bond securities. Structured Asset Securitization Corporation (SASCO) Series 2002-9 is master-serviced by Wells Fargo Bank. CCA One Series 2 and Series 3 are master-serviced by Bank of New York. Monthly payment reports for those securities master-serviced by the Company may be found on the Company's website at www.dynexcapital.com.

Below is a summary as of September 30, 2004, by each series of the Company's net investment in securitized finance receivables where the fair value exceeds $0.5 million. The following tables show the Company's net investment in each of the securities presented below on both a principal balance and amortized cost basis, as those terms are defined above. The accompanying condensed consolidated financial statements of the Company present the securitized finance receivables as an asset, and presents the associated securitization financing bond obligation as a non-recourse liability. As a result, the table below is not meant to present the Company's investment in securitized finance receivables or the non-recourse securitization financing in accordance with generally accepted accounting principles applicable to the Company's transactions. See below for a reconciliation of the amounts included in the table to the Company's condensed consolidated financial statements.

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

MERIT Series 11       Debt securities backed by
                      Single-family loans and
                      Manufactured housing loans      $    226,539      $    198,220     $     28,319      $     29,005

MERIT Series 12-1     Manufactured housing loans           204,372           189,984           14,388             3,970

MERIT Series 13(2)    Manufactured housing loans           243,651           226,402           17,249            20,109

SASCO 2002-9          Single family loans                  245,582           237,328            8,254            12,542

MCA One Series 1      Commercial mortgage loans             71,211            66,492            4,719               718

CCA One Series 2      Commercial mortgage loans            242,007           219,904           22,103            12,108

CCA One Series 3      Commercial mortgage loans            353,195           312,249           40,946            58,516
-----------------------------------------------------------------------------------------------------------------------------
                                                      $  1,586,557      $  1,450,579     $    135,978      $    136,968
-----------------------------------------------------------------------------------------------------------------------------

(1) MERIT stands for MERIT Securities Corporation; MCA stands for Multifamily Capital Access One, Inc. (now known as Commercial Capital Access One, Inc.); and CCA stands for Commercial Capital Access One, Inc. Each such entity is a wholly-owned limited purpose subsidiary of the Company. SASCO stands for Structured Asset Securitization Corporation.
(2)   Merit Series 13 was sold in October 2004.

The following table reconciles the balances presented in the table above with the amounts included for securitized finance receivables and non-recourse securitization financing in the accompanying consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                                   Securitized        Non-recourse
                                                                                                           Securitization
                                                                                     Finance Receivables      Financing
-----------------------------------------------------------------------------------------------------------------------------

Principal balances per the above table                                                 $   1,586,557       $   1,450,579
Principal balance of security excluded from above table                                        2,888               2,912
Recorded impairments on debt securities                                                      (16,006)                  -
Premiums and discounts                                                                       (10,934)              6,044
Unrealized gain                                                                                   86                   -
Accrued interest and other                                                                     9,060               6,758
Allowance for loan losses                                                                    (46,133)                  -
-----------------------------------------------------------------------------------------------------------------------------
Balance per consolidated financial statements                                          $   1,525,518       $   1,466,293
-----------------------------------------------------------------------------------------------------------------------------


The following table summarizes the fair value of the Company's net investment in collateralized bond securities, the various assumptions made in estimating value and the cash flow received from such net investment during the nine months ended September 30, 2004. As the Company does not present its investment in non-recourse securitization financing on a net investment basis, the table below is not meant to present the Company's investment in securitized finance receivables or non-recourse securitization financing in accordance with generally accepted accounting principles applicable to the Company's transactions.

-----------------------------------------------------------------------------------------------------------------------------
                                             Fair Value Assumptions                                 ($ in thousands)
                     ------------------------------------------------------------------------
                                                                                                                 Cash flows
   Collateralized       Weighted-average                            Projected cash flow      Fair value of      received in
    Bond Series        prepayment speeds          Losses              Termination date            net           2004, net(1)
                                                                                             investment(1)
-----------------------------------------------------------------------------------------------------------------------------
MERIT Series 11          35% CPR on SF      4.5% annually on    Anticipated final maturity     $    10,704        $   9,410
                       securities; 7% CPR   MH securities       in 2025
                        on MH securities

MERIT Series 12-1            8% CPR         3.5% annually on    Anticipated final maturity           1,105              805
                                            MH Loans            in 2027

MERIT Series 13(4)           7% CPR         4.3% annually       Anticipated final maturity          11,061              887
                                            in 2026

SASCO 2002-9                30% CPR         0.10% annually      Anticipated call date in            13,828            7,933
                                            2005

MCA One Series 1              (2)           0.80% annually      Anticipated final maturity           2,466            1,245
                                            in 2018

CCA One Series 2              (3)           0.80% annually      Anticipated call date in            12,248            1,297
                                            beginning in 2004   2011

CCA One Series 3              (3)           1.2% annually       Anticipated call date in            20,825            1,367
                                            beginning in 2004   2009
-----------------------------------------------------------------------------------------------------------------------------
                                                                                               $    72,237        $  22,944
-----------------------------------------------------------------------------------------------------------------------------

(1) Calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows were based on the forward LIBOR curve as of September 30, 2004, and incorporate the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above. Cash flows received by the Company during the nine months ended September 30, 2004, equal to the excess of the cash flows received on the collateral pledged, over the cash flow requirements of the collateralized bond security.
(2)   Computed  at 0% CPR  until  maturity.
(3)   Computed  at 0% CPR  until the respective call date.
(4) Merit Series 13 was sold in October 2004 for 11,900.

The above tables illustrate the Company's estimated fair value of its net investment in certain collateralized bond securities. In its consolidated financial statements, the Company carries its investments at amortized cost. Including the recorded allowance for loan losses of $46.1 million, the Company's net investment in collateralized bond securities is approximately $59.2 million. This amount compares to an estimated fair value, utilizing a discount rate of 16%, of approximately $60.3 million, as set forth in the table above. The difference between the $59.2 million in net investment as included in the consolidated financial statements and the $60.3 million of estimated fair value, is due to the difference between the estimated fair value of such net investment and amortized cost.

The following table compares the fair value of these investments at various discount rates, but otherwise using the same assumptions as set forth for the two immediately preceding tables:

-----------------------------------------------------------------------------------------------------------------------------
                                                Fair Value of Net Investment
-----------------------------------------------------------------------------------------------------------------------------
Collateralized Bond Series                    12%                   16%                   20%                   25%
---------------------------------------------------------- ---------------------  --------------------- ---------------------
MERIT Series 11A                           $   12,031            $   10,704            $    9,647            $    8,601
MERIT Series 12-1                               1,073                 1,105                 1,112                 1,100
MERIT Series 13(1)                             10,831                11,061                11,233                11,392
SASCO 2002-9                                   15,643                13,828                12,432                11,091
MCA One Series 1                                3,015                 2,466                 2,048                 1,657
CCA One Series 2                               14,709                12,248                10,292                 8,390
CCA One Series 3                               24,104                20,825                18,051                15,172
------------------------------------- --------------------- --------------------- --------------------- ---------------------
                                           $   81,406            $   72,237            $   64,815            $   57,403
------------------------------------- --------------------- --------------------- --------------------- ---------------------

(1) Merit Series 13 was sold in October 2004.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations from a variety of sources. The Company's primary source today of funding its operations is principally the cash flow generated from the investment portfolio, which includes net interest income and principal payments and prepayments on these investments. During the third quarter the Company also generated sales proceeds of approximately $19.2 million, $0.7 million of which is currently being held in escrow for customary representations and warranties, from the sale of its portfolio of delinquent property tax receivables in Ohio. From the cash flow on its investment portfolio, the Company funds its operating overhead costs, including the servicing of its delinquent property tax receivables, repays any remaining recourse debt, and makes additional investments. In addition, while the Company was actively originating loans or accumulating assets for its investment portfolio, the Company funded these operations through short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of non-recourse securitization financing). Should the Company's future operations require access to sources of capital such as lines of credit and repurchase agreements, the Company believes that it would be able to access such sources.

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

Non-recourse securitization financing. Dynex, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of non-recourse securitization financing to fund the majority of its investment portfolio. The obligations under the non-recourse securitization financing are payable solely from the securitized finance receivables and are otherwise non-recourse to the Company. The maturity of each class of non-recourse securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At September 30, 2004, Dynex had $1.5 billion of non-recourse securitization financing outstanding. Approximately $1.0 billion of the non-recourse securitization financing carries a fixed rate of interest, and approximately $436 million carries a rate of interest, which adjusts monthly based on One-Month LIBOR.

Senior notes. In April, the Company issued $823 thousand of 9.50% Senior Notes due April 2007 in exchange for 8,890 shares of Series A preferred stock, 10,553 shares of Series B preferred stock and 8,584 shares of Series C preferred stock. At September 30, 2004, the outstanding balance of the Senior Notes was $823 thousand. Subsequently, in October 2004 the Company redeemed early all its outstanding 9.50% Senior Notes due April 2007.


                           FORWARD-LOOKING STATEMENTS

Certain written statements in this Form 10-Q made by the Company that are not historical fact constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements may involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize. The Company does not undertake, and the Securities Litigation Reform Act specifically relieves the Company from, any obligation to update any forward-looking statements.

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

Capital Resources. Cash flows from the investment portfolio fund the Company's operations and repayments of recourse debt, and are subject to fluctuation due to changes in interest rates, repayment rates, default rates and related losses.

Interest Rate Fluctuations. The Company's income and cash flow depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. Approximately $1.3 billion of the loans currently pledged as securitized finance receivables by the Company are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse securitization financing, approximately $1.0 billion is fixed-rate and approximately $177 million is variable rate and resets monthly. Through the use of interest rate swaps and synthetic swaps, the Company has reduced this exposure by approximately $124 million at September 30, 2004 on an amortizing basis through approximately June 2005. In addition, approximately $274 million of the investments held by the Company are adjustable-rate securitized finance receivables, which generally reset on a delayed basis and have periodic interest rate caps. These investments are financed through long-term non-recourse securitization financing which resets monthly and which has no periodic caps. In total, at September 30, 2004, the Company has approximately $436 million of adjustable-rate non-recourse securitization financing.

The net interest spread and cash flow for the Company could decrease materially during a period of rapidly rising short-term interest rates, despite the use of interest-rate swaps and synthetic swaps, as a result of the monthly reset in the rate on the adjustable-rate non-recourse securitization financing issued by the Company.

Defaults. Defaults by borrowers on loans securitized by the Company may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company. Although the Company believes that its reserves for loan losses are adequate as of September 30, 2004, the allowance for losses is calculated on the basis of historical experience and management's best estimates. Actual default rates or loss severity may differ from the Company's estimate as a result of economic conditions. In particular, the default rate and loss severity on the Company's portfolio of manufactured housing loans has been higher than initially estimated. Actual defaults on adjustable-rate loans may increase during a rising interest rate environment.

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

Regulatory Changes. The Company's businesses as of September 30, 2004 are not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments. Accordingly, the scope of the Company's market risk management extends beyond derivatives to include all market risk sensitive financial instruments. As a financial services company, net interest margin comprises the primary component of the Company's earnings. Additionally, cash flow from the investment portfolio represents the primary component of the Company's incoming cash flow. The Company is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or re-price within specified periods. While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

The Company focuses on the sensitivity of its cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its net interest margin cash flow for the next twenty-four months assuming interest rates follow the forward LIBOR curve (based on ninety-day Eurodollar futures contracts) as of September 30, 2004. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow.

The following table summarizes the Company's net interest margin cash flow sensitivity analysis as of September 30, 2004. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a shift in interest rates, as discussed above. Other investments are excluded from this analysis because they are not interest rate sensitive. The "Base" case represents the interest rate environment as it existed as of September 30, 2004. At September 30, 2004, one-month LIBOR was 1.84% and six-month LIBOR was 2.20%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's assets and liabilities, and there are likely to be such changes in the future.

------------------------------------- ------- -------------------------------- ------ ----------------------------
                                                  Projected Change in Net
            Basis Point                               Interest Margin                 Projected Change in Value,
        Increase (Decrease)                           Cash Flow From                   Expressed as a Percentage
         in Interest Rates                               Base Case                      of Shareholders' Equity
-------------------------------------         --------------------------------        ----------------------------
                +200                                      (11.2)%                                (4.1)%
                +100                                       (4.2)%                                (1.5)%
                Base                                          -                                     -
                -100                                       10.2%                                  2.0%
                -200                                       25.7%                                  5.1%
------------------------------------- ------- -------------------------------- ------ ----------------------------

The Company's interest rate rise is related both to the rate of change in short-term interest rates and to the level of short-term interest rates. Approximately $274 million of the Company's investment portfolio as of September 30, 2004 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 70% and 14% of the adjustable rate loans underlying the Company's adjustable rate securities and securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the adjustable rate loans underlying the adjustable rate securities and securitized finance receivables relative to the rate resets on the associated borrowings and
(ii) rate resets on the adjustable rate loans which are generally limited to 1% every nine months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As to item (i), the Company has substantially limited its interest rate risk on such investments through (a) the issuance of fixed-rate non-recourse securitization financing which approximated $1.0 billion as of September 30, 2004, and (b) equity, which was $133.2 million. In addition, the Company has entered into interest rate swaps and synthetic swaps to mitigate its interest rate risk exposure on fixed-rate investments financed with variable rate bonds as further discussed below. As to item (ii), as short-term interest rates stabilize and the ARM loans reset, the net interest margin may be partially restored as the yields on the ARM loans adjust to market conditions. The remaining portion of the Company's investment portfolio as of September 30, 2004, approximately $1.3 billion, is comprised of loans or securities that have coupon rates that are fixed.


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

         (b) Changes in internal controls.

             The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company's internal controls or in other factors during the quarter covered by this report that could materially affect, or are reasonably likely to materially affect the Company's internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. In August 2003, the Pennsylvania legislature enacted a law amending and clarifying certain provisions of the Pennsylvania statute governing GLS' right to the collection of certain interest, costs and expenses. The law is retroactive to 1996, and amends and clarifies that as to items (ii)-(iv) noted above by the Supreme Court, that GLS can charge a full month's interest on a partial month's delinquency, that GLS can charge the taxpayer for legal fees, and that GLS can charge certain fees and costs to the taxpayer at redemption. Subsequent to the enactment of the law, challenges to its retroactivity provisions were filed in separate cases, which did not include GLS as a defendant. In September 2004, the trial court in that litigation upheld the retroactive provisions enacted in 2003. Specific damages related to the issues remanded back to the Trial Court have not been determined, and the Company believes that the ultimate outcome of this litigation will not have a material impact on its financial condition, but may have a material impact on reported results for the particular period presented.

The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., are defendants in state court in Dallas County, Texas in the matter of Basic Capital Management, et. al. v. Dynex Commercial, Inc., et. al. The suit was filed in April 1999 originally against DCI but in March 2000, Basic Capital Management (hereafter, "BCM" or "Plaintiffs") amended the complaint and added the Company as a defendant. The complaint, which was further amended during pretrial proceedings, alleged that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160 million "master" loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9 million. The trial commenced in January 2004 and in February 2004, the jury in the case rendered a verdict in favor of one of the plaintiffs and against the Company on the alleged breach of the loan agreements for tenant improvements and awarded that plaintiff damages in the amount of $.3 million. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively. The jury found in favor of DCI on the alleged $9 million loan commitment, but did not find in favor of DCI for counterclaims made against BCM. The jury also awarded the plaintiffs attorneys fees in the amount of $2.1 million. After considering post-trial motions, the presiding judge entered judgment in favor of the Company and DCI, effectively overturning the verdicts of the jury and dismissing damages awarded by the jury. Plaintiffs have filed an appeal. DCI is a former affiliate of the Company, and the Company believes that it will have no obligation for amounts, if any, awarded to the plaintiffs as a result of the actions of DCI.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on the Company's consolidated balance sheet, but could materially affect consolidated results of operations in a given year.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On July 20, 2004, the Annual Meeting of shareholders was held to elect the members of the Board of Directors, approve the Dynex Capital, Inc. 2004 Stock Incentive Plan and approve an adjournment of the meeting to a later date or dates, if necessary, in order to permit the further solicitation of proxies. The following table summarizes the results of those votes.

------------------------------ ------------------- ---------------- ---------------- ---------------- -----------------------
Director                              For              Against         Withheld        Abstentions       Broker Non-Votes
------------------------------ ------------------- ---------------- ---------------- ---------------- -----------------------

                                                     Common Share Votes
                                                     ------------------
Thomas B. Akin                     11,478,770             -             165,837             -                   -
J. Sidney Davenport                11,322,701             -             321,906             -                   -
Donald B. Vaden                    11,321,782             -             322,825             -                   -
Eric P. Von der Porten             11,479,582             -             165,025             -                   -

                                                   Preferred Share Votes
                                                   ---------------------
Leon A. Felman                     5,379,470              -             24,006              -                   -
Barry Igdaloff                     5,379,470              -             24,006              -                   -

                                                     Other Votes
Dynex Capital, Inc. 2004           5,401,793           706,005             -             56,752                 -
Stock Incentive Plan
Approval of adjournment, if        10,938,308          321,885             -             384,414                -
needed
------------------------------ ------------------- ---------------- ---------------- ---------------- -----------------------

Item 5.  Other Information

None

Item 6.  Exhibits

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

                                        DYNEX CAPITAL, INC.



Dated:  November 15, 2004               By:  /s/ Stephen J. Benedetti
                                             -----------------------------------
                                             Stephen J. Benedetti
                                             Executive Vice President
                                             (authorized officer of registrant,
                                               principal accounting officer)

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