Form 10-K
period 2004-12-31
DYNEX CAPITAL INC
filed 2005-04-14
CIK 826675

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     1-9819
                            (Commission file number)

                               DYNEX CAPITAL, INC.
             (Exact name of registrant as specified in its charter)


                                Virginia                                                  52-1549373
     (State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)

             4551 Cox Road, Suite 300, Glen Allen, Virginia                               23060-6740
                (Address of principal executive offices)                                  (Zip Code)

                          (804) 217-5800 (Registrant's
                     telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock, $.01 par value           New York Stock Exchange
Series D 9.50% Cumulative Convertible  New York Stock Exchange
 Preferred Stock, $.01 par value

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

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

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $64,808,462 at a closing price on The New York Stock Exchange of $5.96. Common stock outstanding as of February 28, 2005 was 12,162,391 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 2004, are incorporated by reference into
Part III.

================================================================================

                               DYNEX CAPITAL, INC.
                          2004 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                                                            Page
                                                                                                           Number

PART I.

         Item 1.      Business.................................................................................1
         Item 2.      Properties..............................................................................11
         Item 3.      Legal Proceedings.......................................................................11
         Item 4.      Submission of Matters to a Vote of Security Holders.....................................12


PART II.

         Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and
                      Issuer Purchases of Equity Securities...................................................12
         Item 6.      Selected Financial Data.................................................................13
         Item 7.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...................................................................13
         Item 7A.     Quantitative and Qualitative Disclosures about Market Risk..............................28
         Item 8.      Financial Statements and Supplementary Data.............................................29
         Item 9.      Changes in and Disagreements with Accountants on Accounting and
                      Financial Disclosure....................................................................29
         Item 9A.     Controls and Procedures.................................................................30
         Item 9B.     Other Information.......................................................................30


PART III.

         Item 10.     Directors and Executive Officers of the Registrant......................................30
         Item 11.     Executive Compensation..................................................................30
         Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
                      Stockholder Matters.....................................................................31
         Item 13.     Certain Relationships and Related Transactions..........................................31
         Item 14.     Principal Accounting Fees and Services..................................................31


PART IV.

         Item 15.     Exhibits, Financial Statement Schedules.................................................31

SIGNATURES            ........................................................................................34

                                     PART I

Item 1.    Business

                              AVAILABLE INFORMATION
                              ---------------------


         This annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange
Commission, free of charge, through our website. Our website address is www.dynexcapital.com.

         We have adopted a code of conduct that applies to all of our employees, officers and directors. Our code of conduct is also available, free of charge, on our website, along with our Audit Committee Charter, our Nominating and Corporate Governance Committee Charter, and our Compensation Committee Charter. We will post on our website any amendments to the code or waivers from our code of conduct, if any, which are applicable to any of our directors or executive officers.


                                     GENERAL

         We were incorporated in the Commonwealth of Virginia in 1987. We are a financial services company, which has investments in loans and securities consisting of, or secured by, principally single family mortgage loans, commercial mortgage loans, manufactured housing installment loans and delinquent property tax receivables. The loans and securities in which we invest have generally been pooled and pledged to securitization trusts, which issue bonds collateralized by the assets pledged to the trust. These bonds are non-recourse to us and are utilized as a means of providing long-term financing for our investments. The process of pooling investments, creating a securitization trust and issuing bonds is referred to as securitization. From an economic point of view, the securitization of collateral limits the credit, interest rate and liquidity risk resulting from the ownership of the collateral. Assets that have been pledged as collateral in a securitization transaction are presented in our financial statements as securitized finance receivables, and the associated financing is presented as non-recourse securitization financing. Together, the securitized finance receivables and associated financing are hereinafter referred to as securitization trusts.

         We have elected to be treated as a real estate investment trust (REIT) for federal income tax purposes under the Internal Revenue Code of 1986, as amended, and, as such, must distribute substantially all of our taxable income to shareholders. Provided that we meet all of the prescribed Internal Revenue Code requirements for a REIT, we will generally not be subject to federal income tax.

         In recent years, we have elected to shrink our investment portfolio, converting what we deem to be non-core assets into cash, while improving our overall financial position and flexibility. Our non-core assets currently include manufactured housing loans and delinquent property tax receivables. During 2004, we engaged in a number of strategic sales of assets, including the sale of our delinquent property tax receivables portfolio located in Cuyahoga County, Ohio for $19.2 million, and the sale of our interest in a manufactured housing loan securitization trust for $11.9 million. These two sales resulted in the derecognition of approximately $241.5 million of investments and $226.7 million in securitization financing, at a net gain of $14.3 million. Our investments at the end of 2004 included approximately $347.7 million of manufactured housing loans and debt securities, as well as approximately $7.6 million of delinquent property tax receivable securities. We will continue to attempt to convert these assets to cash, but only at amounts we deem reasonable. See Business Focus and Strategy below for a discussion of our current and potential long-term investment strategies.

         In May 2004, we completed a recapitalization of our equity capital structure through the exchange of our outstanding shares of Series A, Series B and Series C preferred stock into shares of new Series D preferred stock and common stock. The recapitalization resulted in the elimination or payment-in-kind of $18.5 million of dividends in arrears and the issuance of 1,288,488 shares of common stock. The shares of Series D preferred stock automatically convert to 9.50% senior notes if the Company fails to pay two consecutive quarterly preferred dividends or if the Company fails to maintain consolidated shareholders' equity of at least 200% of the aggregate issue price of the Series D preferred stock.

         We are currently precluded from paying a dividend on our common stock under the terms of the Series D Preferred Stock until such time that total shareholders' equity equals or exceeds 300% of the Series D Preferred Stock outstanding. We do not anticipate meeting this covenant for the foreseeable future. Assuming that we properly execute our investment strategy, as indicated above and as discussed further below, we should be able to compound the returns on our investable capital as a result of not paying a common dividend. Once the Series D Preferred Stock covenant is met, we will continually review the payment of a common dividend to our shareholders, balancing the benefit of retaining and reinvesting capital with providing the common shareholders a cash distribution on their investment.

         We had net operating loss carryforwards (NOLs) of approximately $149 million at December 31, 2004, which expire beginning in 2018. Unlike other mortgage REITs, our required REIT income distributions are likely to be limited well into the future due to the reduction of our future taxable income by these NOL carryforwards. As a result, we anticipate that we will invest our capital and compound the returns on such invested capital on an essentially tax-free basis for the foreseeable future. Over the long-term this will allow us to increase our book value per common share while potentially utilizing a lower risk investment strategy than some of our competitors would have to utilize in order to achieve similar results.

Business Focus and Strategy
---------------------------

         Our current business strategy is to manage our investment portfolio to maximize our overall cash flow and earnings in order to improve our financial flexibility and to position us to be an opportunistic investor in equity and fixed-income instruments in the future. Our principal source of cash flow and earnings has historically been the net interest income from our investment portfolio.

          Over the last year, we have elected to sell certain non-core assets, improving our financial flexibility by converting investments into cash, and we completed a restructuring of our equity capital while simultaneously eliminating preferred dividends in arrears. Our focus for 2005 will be similar as we continue to attempt to sell non-core assets and improve the transparency of our balance sheet. As we sell non-core assets, we expect that our investment portfolio will evolve principally into investments in single-family mortgage loans and securities and commercial mortgage loans. We believe that competitive pressures overall in the fixed-income markets, the current rising interest-rate environment, and the fundamental changes in the mortgage market, which have led to less predictable prepayment patterns and credit loss expectations on single-family mortgage loans and securities, have diminished current opportunities to earn acceptable longer-term risk-adjusted returns on newly invested capital. As a result, we have been investing our capital in short-term, fixed income instruments of high-credit quality and using modest amounts of repurchase agreement leverage to increase the returns on our invested capital.

         On a longer-term basis, we will continue to evaluate a number of different investment alternatives. Our Board has formed a committee to review long-term strategic alternatives for us, and the Board believes that it is in the best interests of the shareholders to remain an independent company for the foreseeable future. Because of our NOL carryforwards and our related ability to compound our capital on a tax-free basis, our return requirements can be less than our competitors' until our NOL carryforwards are fully utilized. Other mortgage REITs do not pay taxes but instead must distribute at least 90% of their taxable income to their shareholders in order to maintain their REIT status. Upon receiving those distributions, shareholders in other mortgage REITs must then pay taxes on the distributions, which are generally taxed as non-qualifying ordinary income. The current maximum Federal rate on ordinary income is 35%; therefore, for every $1.00 distributed as a dividend of ordinary income by a mortgage REIT, the investor retains as little as $0.65, after taxes. In addition, REIT income distribution requirements limit the ability of other mortgage REITs to retain capital created from organic growth of their investment portfolios (either through earnings or sales of appreciated investments), which requires the REITs, therefore, to continually raise capital in the market place in order to grow its book value and earnings. On the other hand, given our NOL carryforwards, we can retain the $1.00 earned instead of distributing it, thereby increasing our book value until the NOL carryforwards are fully utilized.

         In our securitization trusts, we have retained the right to redeem outstanding securitization financing bonds based on percentages of the original financing that remains outstanding, or at a certain date. Approximately $217 million in securitization financing outstanding collateralized by approximately $225 million in single-family loans will be redeemable in March 2005. We intend to redeem these bonds and either reissue them under new terms or retire them and securitize the remaining $225 million in loans in a new securitization trust.


                              INVESTMENT PORTFOLIO
                              --------------------

         The Company primarily invests in loans and securities on single family, manufactured housing and commercial mortgages. The following section provides detail on the Company's investments, financing for such investments and the related risks.

Composition
-----------

         The following table presents the composition of the investment portfolio by investment type and the percentage of total investments each type represents as of December 31, 2004 and 2003. Securitized finance receivables include loans, which are carried at amortized cost, and debt securities, which are considered available-for-sale pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and are carried at fair value. Other investments include a security backed by delinquent property tax receivables, which is classified as available-for-sale and is carried at fair value. Securities consist of mortgage-related debt securities and an asset-backed security collateralized by consumer installment loans. Securities are considered available-for-sale and are carried at fair value. Other loans are carried at amortized cost.

--------------------------------------------------- ------------------------------------------------------------------------
                                                                              As of December 31,
                                                                   2004                                 2003
                                                    ------------------------------------ -----------------------------------
(amounts in thousands)                                   Amount          % of Total           Amount          % of Total
--------------------------------------------------- ----------------- ------------------ ----------------- -----------------
Investments:
  Securitized finance receivables:
    Loans                                              $1,036,123           77.1%           $1,518,613            81.9%
    Debt securities                                       206,434           15.4               255,580            13.8
  Securities                                               87,706            6.5                33,275             1.8
  Other investments                                         7,596            0.6                37,903             2.0
  Other loans                                               5,589            0.4                 8,304             0.5
--------------------------------------------------- ----------------- ------------------ ----------------- -----------------
         Total investments                             $1,343,448          100.0%           $1,853,675           100.0%
--------------------------------------------------- ----------------- ------------------ ----------------- -----------------

         Securitized Finance Receivables. Securitized finance receivables include loans and securities, consisting of, or secured by, adjustable-rate and fixed-rate mortgage loans secured by first liens on single family housing, fixed-rate loans secured by first liens on multifamily and commercial properties, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. Securitized finance receivables have been pledged to a securitization trust to support the repayment of associated non-recourse securitization financing outstanding. Non-recourse securitization financing is non-recourse to us in that the financing is repaid solely from the cash flow from the securitized finance receivables. Should the cash flow from the securitized finance receivables be insufficient to repay the non-recourse securitization financing, we are not obligated to fund the shortfall. Our return on our investment in securitized finance receivables is affected primarily by changes in interest rates, prepayment rates and credit losses on the underlying loans. By virtue of our investment in the securitization trust, we generally retain the net interest income cash flow generated by the securitization trust.

         Securities. Securities at December 31, 2004 include fixed-rate mortgage securities consisting of mortgage-related debt securities with a recorded balance of $79.1 million that have a fixed-rate of interest over their remaining life, an asset-backed security with a recorded balance of $0.4 million collateralized by consumer installment loans and equity securities with a recorded balance of $7.4 million. Except for the equity securities, the yields on the above referenced securities are affected primarily by changes in prepayment rates on the underlying mortgage and consumer loans. The equity security represents an investment in another mortgage REIT.

         Other Investments. Other investments include our remaining investment in delinquent property tax securities and receivables (collectively, the delinquent property tax receivable portfolio). During the third quarter of 2004, we sold all of our rights, title and interest in our delinquent property tax receivable portfolio and servicing operation located in Cuyahoga County, Ohio to a third party for $19.2 million. Of this amount, $0.7 million is being held in escrow for up to one year for customary representations and warranties.

         Other Loans. As of December 31, 2004, other loans consist principally of single-family mortgage loans, both current and delinquent, mezzanine loans secured by healthcare properties, and participations in first mortgage loans secured by multifamily and commercial mortgage properties.

Financing For Our Investment Portfolio
--------------------------------------

         Securitization Trusts. Our predominate securitization structure is non-recourse securitization financing, whereby loans and securities are pledged to a trust, and the trust issues bonds pursuant to an indenture. Generally, for accounting and tax purposes, the loans and securities financed through the issuance of bonds in the securitization financing are treated as our assets (securitized finance receivables), and the non-recourse securitization financing is treated as our debt. We earn the net interest income between the interest income on the securitized finance receivables and the interest and other expenses associated with the securitization financing bonds. The net interest income is directly impacted by the credit performance of the underlying loans and securities, by the level of prepayments of the underlying loans and securities, and, to the extent bond classes are variable-rate, by changes in short-term interest rates. We typically retain the overcollateralization tranche of the securitization trust. Overcollateralization is essentially the equity investment in the trust and represents the excess of the collateral pledged over the securitization financing bonds outstanding. We analyze our investment in securitization financing based on our overcollateralization investment (which is commonly referred to as our "net investment", as further discussed below). The ownership of the overcollateralization tranche subjects us to credit risk. See Investment Portfolio Risks - Credit Risk, below.

         Master Servicing. As well as being the issuer of the securitization financing bonds, we also master service most of the associated securitization trusts. Our function as master servicer typically includes monitoring and reconciling the loan payments remitted by the primary servicers of the loans, determining the payments due on the securities and determining that the funds are correctly sent to a trustee or investors for each series of securities. Master servicing responsibilities also include monitoring the primary servicers' compliance with servicing guidelines. At December 31, 2004, as master servicer, we monitored the performance of four third-party servicers of single family loans, the servicer of one of the series of our securitized commercial mortgage loan pools, and the servicer of our manufactured housing loans. In our capacity as master servicer, we are obligated to advance scheduled principal and interest payments on delinquent loans in accordance with the underlying servicing agreements should the primary servicer fail to make such advance. As master servicer, we are paid a monthly fee based on the outstanding principal balance of each loan for which we act as master servicer. During 2004, we received approximately $0.1 million of master servicing fees. As of December 31, 2004, we master serviced $688.7 million in securities.

Investment Portfolio Risks
--------------------------

         We are exposed to several types of risks inherent in our investment portfolio. These risks include credit risk (inherent in the loan and/or security structure), prepayment/interest rate risk (inherent in the underlying loan) and margin call risk (inherent in the security if it is used as collateral for recourse borrowings).

         Credit Risk. As the result of our ownership of the overcollateralization portion of the securitization trust, the predominant risk to us in our investment portfolio is credit risk. Credit risk is the risk of loss to us from the failure by a borrower (or the proceeds from the liquidation of the underlying collateral) to fully repay the principal balance and interest due on a loan. A borrower's ability to repay and the value of the underlying collateral could be negatively influenced by economic and market conditions. These conditions could be global, national, regional or local in nature. Upon securitization of the pool of loans or securities backed by loans, the credit risk retained by us from an economic point of view is generally limited to the overcollateralization tranche of the securitization trust. We provide for estimated losses on the gross amount of loans pledged to securitization trusts included in our financial statements as required by accounting principles generally accepted in the United States of America ("GAAP"). As a result, we establish reserves for loan losses in excess of our retained credit risk as discussed further in "Non-GAAP Information on Securitized Finance Receivables and Non-Recourse Securitization Financing" below. In some instances, we may also retain subordinated bonds from the securitization trust, which increases our credit risk above the overcollateralization tranche from an economic perspective. In some instances, cash flow from the trust which otherwise would be distributed to us as the holder of the overcollateralization tranche may be retained within the trust if certain performance triggers are not met.

         In our securitization trusts, losses of principal and interest from the liquidation of the underlying loans pledged to the trust are applied first against the principal balance of the overcollateralization tranche, and in certain instances, to the cash flow which would otherwise be distributed to the overcollateralization tranche. If cumulative losses on loans are incurred by the trust in excess of the principal balance of the overcollateralization tranche, such losses will then generally be applied against subordinate bonds issued by the trust. We provide reserves for existing losses based on the current performance of the respective pool or on an individual loan basis. If losses are experienced more rapidly due to market conditions than we have provided for in our reserves, we may be required to provide for additional reserves for these losses. For debt securities pledged as securitized finance receivables, we recognize losses when incurred or when such security is deemed to be impaired on an other-than-temporary basis in accordance with generally accepted accounting principles.

         We also have credit risk on investments that are not securitized or that are securitized and with respect to which we retain the entire security issued. Such investments include loans, which are carried at amortized cost less reserves for estimated losses, and securitized delinquent property tax receivables, which are carried at fair value.

         We also have various other forms of credit enhancement which, based upon the performance of the underlying loans and securities, may provide additional protection against losses. These other forms of credit enhancement pertain principally to securitization trust structures. Specifically, as of December 31, 2004, two separate commercial mortgage loan pools totaling $97.1 million and $103.9 million are subject to loss reimbursement guarantees of $8.0 million and $11.5 million, respectively. The losses on the loans covered by these loss reimbursement guarantees would have to exceed the respective guarantee amount before we would incur credit losses. Single family mortgage loans of $114.3 million pledged to securitization trusts benefit from various mortgage pool insurance policies, which limit our credit risk until the losses on the covered loans exceed the remaining stop loss of at least 68% on the policies. An additional $33.3 million of single family mortgage loans principally pledged to securitization trusts are subject to various loss reimbursement agreements totaling $29.5 million with a remaining aggregate deductible of approximately $0.4 million.

         Prepayment/Interest Rate Risk. Our investment in single-family and commercial mortgage loans and securities and manufactured housing installment contracts subject us to the risk of early prepayment of principal on these assets and to interest-rate risk. In a rising rate environment, our net interest income may be reduced, as the interest cost for our funding sources could increase more rapidly than the interest earned on the associated asset financed. To the extent that assets and liabilities are both fixed-rate or adjustable rate with corresponding payment dates, interest-rate risk may be mitigated. In a declining interest-rate environment, net interest income may be enhanced as the interest cost for our funding sources decreases more rapidly than the interest earned on the associated assets. In a period of declining interest rates, however, loans and securities in the investment portfolio will generally prepay more rapidly (to the extent that such loans are not prohibited from prepayment), which may result in additional amortization of asset premium. In a flat yield curve environment (i.e., when the spread between the yield on the one-year Treasury security and the yield on the ten-year Treasury security is less than 1.0%), adjustable rate mortgage loans and securities tend to rapidly prepay, causing additional amortization of asset premium. In addition, the spread between our funding costs and asset yields may compress, causing a further reduction in our net interest income.

         Along with match-funding assets and liabilities, we may, on occasion, utilize various derivative financial instruments to manage our sensitivity to changes in interest rates, principally when the Company has financed investments carrying a fixed rate of interest with floating rate liabilities. As of December 31, 2004, approximately $227.1 million in fixed-rate investments were financed with floating-rate securitization financing and repurchase agreement financing. We had entered into an interest-rate swap with a notional balance of $100 million and a maturity date of June 30, 2005 to hedge a portion of this risk.

         Margin Call Risk. The Company finances some of its investments, primarily high credit-quality, liquid securities, with recourse borrowings, primarily repurchase agreements. These arrangements require the Company to maintain a certain level of collateral for the related borrowings. If the collateral should fall below the required level, the repurchase agreement lender could initiate a margin call. This would require that the Company either pledge additional collateral acceptable to the lender or repay a portion of the debt in order to meet the margin requirement. Should the Company be unable to meet a margin call, it might have to liquidate the collateral or other assets quickly. Because a margin call and quick sale could result in a lower than otherwise expected and attainable sale price, the Company could be unable to achieve its anticipated results in the event of a margin call.

Non-GAAP Information on Securitized Finance Receivables and
Non-Recourse Securitization Financing
-----------------------------------------------------------

         As previously discussed, we finance our securitized finance receivables through the issuance of non-recourse securitization financing bonds. In our consolidated financial statements we present the securitized finance receivables as assets, and the associated securitization financing as a liability. Because the securitization financing is recourse only to the finance receivables pledged and is, therefore, not our general obligation, the risk on our investment in securitized finance receivables from an economic point of view is limited to our net retained investment in the securitization trust, as previously discussed. However, GAAP requires, and our financial statements reflect, reserves for loan losses on all of the loans pledged as collateral on securitization financings, which resulted in our providing for loan losses of a cumulative $1.1 million as of December 31, 2004 in which we do not retain the credit risk. The purpose of the information presented in this section is to present the securitized finance receivables on a net investment basis and to provide estimated fair value information using various assumptions on our net investment. We believe this information is useful to investors in understanding the risks to which our business and cash flows are subject. We generally have sold the investment grade classes of the securitization financing to third parties and have retained the portion of the securitization financing that is below investment grade, generally consisting of the overcollateralization tranche. We estimate the fair value of our net investment in securitized finance receivables as the present value of the projected cash flow from the collateral, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the bonds owned by third parties. We master service four of the securitization trusts. Structured Asset Securitization
Corporation (SASCO) Series 2002-9 and CCA One Series 2 and Series 3 are master-serviced by other parties. Monthly payment reports for those securities master-serviced by us may be found on our website at www.dynexcapital.com.

         Below is a summary, as of December 31, 2004, of our net investment in securitized finance receivables by series where the fair value exceeds $0.5 million. The following tables show our net investment in each of the securities presented below on both a principal balance and amortized cost basis, as those terms are defined above. The table below is not intended to present our investment in securitized finance receivables or the non-recourse securitization financing in accordance with generally accepted accounting principles. A reconciliation of the amounts included in the table to our consolidated financial statements is provided below the following table.

-----------------------------------------------------------------------------------------------------------------------------
  (amounts in thousands)
                                                              Principal       Principal        Principal       Amortized
                                                               Balance        Balance of        Balance        Cost Basis
                                                                 Of             Bonds             Of               Of
      Securitization                                         Collateral     Outstanding to        Net             Net
         Trust (1)                 Collateral Type             Pledged      Third Parties    Investment(2)   Investment(3)
-----------------------------------------------------------------------------------------------------------------------------

MERIT Series 11             Securities backed by             $   215,169      $  188,094       $   27,075      $   13,160
                            single-family mortgage and
                            manufactured housing loans

MERIT Series 12             Manufactured housing loans           198,246         185,764           12,482           2,508

SASCO 2002-9                Single family mortgage loans         225,055         217,142            7,913          11,735

MCA Series 1                Commercial mortgage loans             69,923          65,205            4,718             794

CCA One Series 2            Commercial mortgage loans            218,953         196,850           22,103          12,565

CCA One Series 3            Commercial mortgage loans            351,214         310,267           40,947          48,899
-----------------------------------------------------------------------------------------------------------------------------

                                                             $ 1,278,560      $1,163,322       $  115,238      $   89,661
-----------------------------------------------------------------------------------------------------------------------------

(1) MERIT stands for MERIT Securities Corporation; MCA stands for Multifamily Capital Access One, Inc. (now known as Commercial Capital Access One, Inc.); and CCA stands for Commercial Capital Access One, Inc. Each such entity is a wholly owned limited purpose subsidiary of us. SASCO stands for Structured Asset Securitization Corporation.
(2) Calculated as the amount by which the principal balance of the collateral pledged exceeds the principal of the related bonds outstanding to third parties.
(3) Represents the net investment plus or minus the related premiums, discounts and related costs.

         The following table reconciles the balances presented in the table above with the amounts included for securitized finance receivables and securitization financing in the accompanying consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------------
                                                                                        Securitized          Non-recourse
                                                                                          Finance           Securitization
(amounts in thousands)                                                                  Receivables            Financing
----------------------------------------------------------------------------------------------------------------------------

Principal balances per the above table                                                 $   1,278,560       $   1,163,322
Principal balance of security excluded from above table                                        2,600               2,586
Recorded impairments on debt securities                                                      (15,596)                  -
Discounts and premiums, net                                                                   (2,980)              6,135
Unrealized gain                                                                                1,064                   -
Accrued interest and other                                                                     6,923               5,237
Allowance for loan losses                                                                    (28,014)                 -
----------------------------------------------------------------------------------------------------------------------------
Balance per consolidated financial statements                                          $   1,242,557       $   1,177,280
----------------------------------------------------------------------------------------------------------------------------

         The following table summarizes the fair value of our net investment in securitized finance receivables, the various assumptions made in estimating value and the cash flow related to those net investments during 2004. As we do not present our investment in securitized finance receivables on a net investment basis in our consolidated financial statements, the table below is not meant to present our investment in the securitization trust in accordance with GAAP.

----------------------------------------------------------------------------------------------------------------------------
                                         Fair Value Assumptions                                ($ in thousands)
                      ------------------------------------------------------------------------------------------------------
                                                                                                               Cash flows
   Securitization        Weighted-average                      Projected cash flow     Fair value of net       received in
        Trust           prepayment speeds        Losses          termination date        investment (1)       2004, net (2)
----------------------------------------------------------------------------------------------------------------------------

MERIT Series 11           30% CPR on         4.0% annually     Anticipated final      $      10,149        $      11,581
                         Single-Family       on MH loans       maturity in 2025
                      securities; 7% CPR
                        on Manufactured
                      Housing securities

MERIT Series 12             8% CPR           3.5% annually     Anticipated final                706                1,061
                                             on MH loans       maturity in 2027

SASCO 2002-9                30% CPR          0.1% annually     Anticipated call              12,254                9,531
                                                               date in 2005

MCA One Series 1              (3)            1.0% annually     Anticipated final              2,729                1,301
                                                               maturity in 2018

CCA One Series 2              (4)            0.8% annually     Anticipated call              12,512                1,726
                                                               date in 2011

CCA One Series 3              (4)            1.2% annually     Anticipated call              21,611                1,578
                                                               date in 2009
----------------------------------------------------------------------------------------------------------------------------
                                                                                      $      59,961        $      26,778
----------------------------------------------------------------------------------------------------------------------------

(1) Calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows were based on the forward LIBOR curve as of December 31, 2004, and incorporate the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.
(2) Represents the excess of the cash flows received on the collateral pledged over the cash flow requirements of the securitization financing bond security.
(3) Computed at 0% CPR through June 2008 due to prepayment lockouts and yield maintenance provisions.
(4) Computed at 0% CPR until the respective call date due to prepayment lockouts and yield maintenance provisions.

         The above tables illustrate the estimated fair value of our net investment in the securitization trust. In our consolidated financial statements, we carry our investments at amortized cost, except for our investment in MERIT Series 11, which is carried at its estimated fair value. Including recorded allowance for losses of $28.0 million, our net investment in securitized finance receivables as reported in our consolidated financial statements is approximately $61.6 million. This amount compares to an estimated fair value, utilizing a discount rate of 16%, of approximately $60.0 million, as set forth in the table above.

         The following table compares the fair value of our investments in securitized finance receivables at various discount rates but otherwise uses the same assumptions as set forth in the above table:

----------------------------------------------------------------------------------------------------------------------------
                                               Fair Value of Net Investment
                                               ----------------------------
                                                  (amounts in thousands)
  Securitization Trust              12%                      16%                      20%                     25%
----------------------------------------------------------------------------------------------------------------------------
MERIT Series 11A              $    11,993              $    10,149              $     8,794              $     7,538
MERIT Series 12-1                     626                      706                      750                      777
SASCO 2002-9                       13,956                   12,254                   10,948                    9,695
MCA One Series 1                    3,305                    2,729                    2,281                    1,856
CCA One Series 2                   14,965                   12,512                   10,548                    8,624
CCA One Series 3                   24,857                   21,611                   18,842                   15,940
----------------------------------------------------------------------------------------------------------------------------
                              $    69,702              $    59,961              $    52,163              $    44,430
----------------------------------------------------------------------------------------------------------------------------


                        FEDERAL INCOME TAX CONSIDERATIONS
                        ---------------------------------

General
-------

         We believe that we have complied with the requirements for qualification as a REIT under the Internal Revenue Code (the "Code"). As such, we believe that we qualify as a REIT for federal income tax purposes, and we generally will not be subject to federal income tax on the amount of our income or gain that is distributed as dividends to shareholders. We use the calendar year for both tax and financial reporting purposes. There may be differences between taxable income and income computed in accordance with GAAP. These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. Our estimated net taxable loss for 2004, excluding net operating losses carried forward from prior years, was $6.3 million, comprised of ordinary loss of $13.3 million and capital gain of
$7.0 million. We currently have tax operating loss carryforwards of approximately $149 million. The $149 million in net operating loss carryforwards expire between 2018 and 2024. We do not have any meaningful remaining amounts of capital loss carryforward at the end of 2004. We also had excess inclusion income of $1.4 million. REIT rules require that we distribute all of our excess inclusion income as discussed below.

         The REIT rules generally require that a REIT invest primarily in real estate-related assets, that our activities be passive rather than active and that we distribute annually to our shareholders substantially all of our taxable income. We could be subject to income tax if we failed to satisfy those requirements or if we acquired certain types of income-producing real property. Although no complete assurances can be given, we do not expect that we will be subject to material amounts of such taxes.

         Failure to satisfy certain Code requirements could cause us to lose our status as a REIT. If we failed to qualify as a REIT for any taxable year, we may be subject to federal income tax (including any applicable alternative minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders. We could utilize loss carryforwards to offset any taxable income. In addition, given the size of our tax loss carryforwards, we could pursue a business plan in the future in which we would voluntarily forego our REIT status. If we lost our status as REIT, we could not elect REIT status again for five years.

Qualification of Us As A REIT
-----------------------------

         Qualification as a REIT requires that we satisfy a variety of tests relating to our income, assets, distributions and ownership. The significant tests are summarized below.

         Sources of Income. To continue qualifying as a REIT, we must satisfy two distinct tests with respect to the sources of our income: the "75% income test" and the "95% income test." The 75% income test requires that we derive at least 75% of our gross income (excluding gross income from prohibited transactions) from certain real estate-related sources. In order to satisfy the 95% income test, 95% of our gross income for the taxable year must consist either of income that qualifies under the 75% income test or certain other types of passive income.

         If we fail to meet either the 75% income test or the 95% income test, or both, in a taxable year, we might nonetheless continue to qualify as a REIT, if our failure was due to reasonable cause and not willful neglect and the nature and amounts of our items of gross income were properly disclosed to the Internal Revenue Service. However, in such a case we would be required to pay a tax equal to 100% of any excess non-qualifying income.

         Nature and Diversification of Assets. At the end of each calendar quarter, three asset tests must be met by us. Under the 75% asset test, at least 75% of the value of our total assets must represent cash or cash items (including receivables), government securities or real estate assets. Under the "10% asset test," we may not own more than 10% of the outstanding voting securities of any single non-governmental issuer, provided such securities do not qualify under the 75% asset test or relate to taxable REIT subsidiaries. Under the "5% asset test," ownership of any stocks or securities that do not qualify under the 75% asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5% of the value of the total assets of us.

         If we inadvertently fail to satisfy one or more of the asset tests at the end of a calendar quarter, such failure would not cause us to lose our REIT status, provided that (i) we satisfied all of the asset tests at the close of a preceding calendar quarter and (ii) the discrepancy between the values of our assets and the standards imposed by the asset tests either did not exist immediately after the acquisition of any particular asset or was not wholly or partially caused by such an acquisition. If the condition described in clause
(ii) of the preceding sentence was not satisfied, we still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.

         Distributions. With respect to each taxable year, in order to maintain our REIT status, we generally must distribute to our shareholders an amount at least equal to 90% of the sum of our "REIT taxable income" (determined without regard to the deduction for dividends paid and by excluding any net capital gain) and any after-tax net income from certain types of foreclosure property minus any "excess non-cash income" (the "90% distribution requirement"). The Code provides that in certain circumstances distributions relating to a particular year may be made in the following year for purposes of the 90% distribution requirement. REIT taxable income may be offset by our tax net operating loss carryforwards. At a minimum, we must distribute 100% of our excess inclusion income (defined below), if any.

         Ownership. In order to maintain our REIT status, we must not be deemed to be closely held and must have more than 100 shareholders. The closely held prohibition requires that not more than 50% of the value of our outstanding shares be owned by five or fewer persons at anytime during the last half of our taxable year. The more than 100 shareholders rule requires that we have at least 100 shareholders for 335 days of a twelve-month taxable year. In the event that we failed to satisfy the ownership requirements we would be subject to fines and be required to take curative action to meet the ownership requirements in order to maintain our REIT status.

         For federal income tax purposes, we are required to recognize income on an accrual basis and to make distributions to our shareholders when income is recognized. Accordingly, it is possible that income could be recognized and distributions required to be made in advance of the actual receipt of such funds by us. The nature of our investments, coupled with our tax loss carryforwards, is such that we expect to have sufficient assets to meet federal income tax distribution requirements.

Taxation of Distributions
-------------------------

         By maintaining our status as a REIT, any distributions that are properly designated as "capital gain dividends" will generally be taxed to shareholders as long-term capital gains, regardless of how long a shareholder has owned his shares. Any other distributions out of our current or accumulated earnings and profits will be dividends taxable as ordinary income. Distributions in excess of our current or accumulated earnings and profits will be treated as tax-free returns of capital, to the extent of the shareholder's basis in his or her shares and, as gain from the disposition of shares, to the extent they exceed such basis. Shareholders may not include on their own tax returns any of our ordinary or capital losses. Distributions to shareholders attributable to "excess inclusion income" will be characterized as excess inclusion income in the hands of the shareholders. Excess inclusion income can arise from our holdings of residual interests in real estate mortgage investment conduits and in certain other types of mortgage-backed security structures. Excess inclusion income constitutes unrelated business taxable income ("UBTI") for tax-exempt entities (including employee benefit plans and individual retirement accounts), and it may not be offset by current deductions or net operating loss carryforwards. In the event that our excess inclusion income is greater than our taxable income, our distribution requirement would be based on our excess inclusion income. Dividends paid by us to organizations that generally are exempt from federal income tax under Section 501(a) of the Code should not be taxable to them as UBTI except to the extent that (i) purchase of shares was financed by "acquisition indebtedness" or (ii) such dividends constitute excess inclusion income. In 2004, we declared and paid dividends on our Series D preferred stock equal to approximately $2.6 million, of which $1.4 million represented excess inclusion income and $1.2 million return of capital. We declared a dividend on our Series D preferred stock in December 2004, which was paid in January 2005 and which will be used by us for our 2005 REIT distribution requirements.

Taxable Income
--------------

         We use the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with GAAP. These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. The principal difference relates to reserves for loan losses and other-than-temporary impairment charges provided for GAAP purposes, which are not deductible for tax purposes, versus actual charge-offs on loans, which are deductible for tax purposes as ordinary losses.


                                   REGULATION
                                   ----------

         Our existing consumer-related servicing activities consist of collections on the delinquent property tax receivables. We believe that such servicing operations are managed in compliance with the Fair Debt Collections Practices Act.

         We believe that we are in material compliance with all material rules and regulations to which we are subject.


                                   COMPETITION
                                   -----------

         The financial services industry is a highly competitive market in which we compete with a number of institutions with greater financial resources. In purchasing portfolio investments and in issuing securities, we compete with other mortgage REITs, investment banking firms, savings and loan associations, commercial banks, mortgage bankers, insurance companies, federal agencies, foreign investors, and other entities, many of which have greater financial resources and a lower cost of capital than we do. Increased competition in the market and our competitors' greater financial resources have adversely affected the Company's ability to invest its capital on an acceptable risk-adjusted basis, and may continue to do so. Competition may also continue to keep pressure on spreads resulting in the Company being unable to reinvest its capital at an acceptable risk-adjusted basis.


                                    EMPLOYEES
                                    ---------

         As of December 31, 2004, we had 34 employees. Our relationship with our employees is good. None of our employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.


Item 2.  Properties

         Our executive and administrative offices and operations offices are both located in Glen Allen, Virginia, on properties leased by us. The address is 4551 Cox Road, Suite 300, Glen Allen, Virginia 23060. As of December 31, 2004, we leased 11,194 square feet. The lease, which originally expired in May 2005, was amended subsequent to December 31, 2004 to reduce the square footage occupied from 11,194 square feet to 8,244 square feet, and reduce the lease rate per square foot. The term of the lease was extended to May 2008.

         We also own and lease space located in the Pittsburgh, Pennsylvania metropolitan area. These locations consist of approximately 14,039 square feet, 4,039 square feet of which we lease, and the leases associated with these properties expire in 2005. Subsequent to December 31, 2004, the lease on approximately 3,200 square feet was terminated early for a payment equal to four months rent.

         We believe that our properties are maintained in good operating condition and are suitable and adequate for our purposes.


Item 3.  Legal Proceedings

         We and our subsidiaries are involved in certain litigation arising in the ordinary course of their businesses. Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, we believe, based on current knowledge, that the resolution of these matters will not have a material adverse effect on our financial position or results of operations. Information on litigation arising out of the ordinary course of business is described below.

         GLS Capital, Inc. ("GLS"), one of our subsidiaries, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. In August 2003, the Pennsylvania legislature enacted a law amending and clarifying certain provisions of the Pennsylvania statute governing GLS' right to the collection of certain interest, costs and expenses. The law is retroactive to 1996, and amends and clarifies that as to items (ii)-(iv) noted above by the Supreme Court, that GLS can charge a full month's interest on a partial month's delinquency, that GLS can charge the taxpayer for legal fees, and that GLS can charge certain fees and costs to the taxpayer at redemption. Subsequent to the enactment of the law, challenges to the retroactivity provisions of the law were filed in separate cases, which did not include GLS as a defendant. In September 2004, the trial court in that litigation upheld the retroactive provisions enacted in 2003. Plaintiffs in the case are seeking class action status and have not currently set forth a damage claim. A hearing on the class-action status is currently set for late April 2005. We believe that the ultimate outcome of this litigation will not have a material impact on our financial condition, but may have a material impact on reported results for the particular period presented.

         We and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of ours and now known as DCI Commercial, Inc., were defendants in state court in Dallas County, Texas in the matter of Basic Capital Management et al (collectively, "BCM" or "the Plaintiffs") versus Dynex Commercial, Inc. et al. The suit was filed in April 1999 originally against DCI, and in March 2000, BCM amended the complaint and added us as a defendant. The complaint, which was further amended during pretrial proceedings, alleged that, among other things, DCI and we failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by us; that DCI breached an alleged $160 million "master" loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9 million. The trial commenced in January 2004, and, in February 2004, the jury in the case rendered a verdict in favor of one of the Plaintiffs and against us on the alleged breach of the loan agreements for tenant improvements and awarded that Plaintiff damages in the amount of $0.25 million. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively. The jury found in favor of DCI on the alleged $9 million loan commitment, but did not find in favor of DCI for counterclaims made against BCM. The jury also awarded the Plaintiffs attorneys' fees in the amount of $2.1 million. After considering post-trial motions, the presiding judge entered judgment in favor of us and DCI, effectively overturning the verdicts of the jury and dismissing damages awarded by the jury. Plaintiffs have filed an appeal. DCI is a former affiliate, and we believe that we will have no obligation for amounts, if any, awarded to the Plaintiffs as a result of the actions of DCI.

         On February 11, 2005, we became a defendant in a lawsuit filed in United States District Court for the Southern District of New York by the Teamsters Local 445 Freight Division Pension Fund. The allegations include securities laws violations in connection with the issuance in August 1999 by our subsidiary and co-defendant, MERIT Securities Corporation, of our MERIT Series 13 securitization financing bonds, which are collateralized by manufactured housing loans. The suit also alleges fraud and negligent misrepresentations in connection with the MERIT Series 13 issuance. We are currently evaluating the allegations made in the lawsuit and intend to vigorously defend ourselves against them.

         Although no assurance can be given with respect to the ultimate outcome of the above litigation, we believe the resolution of these lawsuits will not have a material effect on our consolidated balance sheet, but could materially affect our consolidated results of operations in a given year.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of our shareholders during the fourth quarter of 2004.


                                     PART II
                                     -------


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         Dynex Capital, Inc.'s common stock is traded on the New York Stock Exchange under the trading symbol "DX". The common stock was held by approximately 1,810 holders of record and beneficial holders who hold common stock in street name as of December 31, 2004. During the last two years, the high and low closing stock prices and cash dividends declared on common stock were as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                            High                     Low            Cash Dividends Declared
----------------------------------------------------------------------------------------------------------------------------
2004:
   First quarter                                         $  7.65                  $  6.15                 $  -
   Second quarter                                           7.71                     6.35                    -
   Third quarter                                            7.24                     6.48                    -
   Fourth quarter                                           7.83                     6.70                    -

2003:
   First quarter                                         $  5.33                  $  4.26                 $  -
   Second quarter                                           5.96                     4.46                    -
   Third quarter                                            6.02                     5.30                    -
   Fourth quarter                                           6.15                     5.11                    -
----------------------------------------------------------------------------------------------------------------------------

         Dividends declared by the Board of Directors have generally been for the purpose of maintaining the Company's REIT status, and in compliance with requirements set forth at the time of the issuance of the Series D Preferred Shares. The quarterly dividend on Series D Preferred Shares is $0.2375 per share. In accordance with the terms of the Series D Preferred Shares, if the Company fails to pay two consecutive quarterly preferred dividends or if the Company fails to maintain consolidated shareholders' equity of at least 200% of the aggregate issue price of the Series D preferred stock, then these shares automatically convert into a new series of 9.50% senior notes. Dividends for the preferred stock must be fully paid before dividends can be paid on common stock. No common dividends have been paid since 1998. See Federal Income Tax Considerations in Item 1 above.

         The Company did not repurchase any of its equity securities during the fourth quarter of 2004.


Item 6.  Selected Financial Data

------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                       2004         2003         2002         2001          2000
------------------------------------------------------------------------------------------------------------------------------
(amounts in thousands except share and per share data)
Net interest income(1)                                       $  23,281    $  38,971    $  49,153    $  48,082    $  31,487
Net interest income after provision for loan losses(1)           4,818        1,889       20,670       28,410        2,377
Impairment charges(2)                                          (14,756)     (16,355)     (18,477)     (43,439)     (84,039)
Other (expense) income and trading losses(3)                      (179)         436        1,397        7,876       (1,489)
General and administrative expenses                             (7,748)      (8,632)      (9,493)     (10,526)      (8,712)
Net loss                                                     $  (3,375)   $ (21,107)   $  (9,360)   $ (21,209)   $ (91,863)
Net loss to common shareholders                              $  (5,194)   $ (14,260)   $ (18,946)   $ (13,492)   $(104,774)
Net loss per common share:
Basic & diluted                                              $    (0.46)  $    (1.31)  $    (1.74)  $    (1.18)  $    (9.15)
Dividends declared per share:
Common                                                       $       -    $       -    $       -    $       -    $     -
Series A and B Preferred                                             -        0.8775       0.2925       0.2925         -
Series C Preferred                                                   -        1.0950       0.3651       0.3649         -
Series D Preferred                                               0.6993           -            -            -          -

------------------------------------------------------------------------------------------------------------------------------
December 31,                                                   2004         2003         2002         2001          2000
------------------------------------------------------------------------------------------------------------------------------
Investments(4)                                              $1,343,448   $1,853,675   $2,185,746   $2,511,229   $3,148,667
Total assets(4)                                              1,400,934    1,865,235    2,205,735    2,531,509    3,195,354
Non-recourse securitization financing(4)                     1,177,280    1,679,830    1,980,702    2,225,863    2,812,161
Recourse debt                                                   70,468       33,933            -       58,134      134,168
Total liabilities(4)                                         1,252,168    1,715,389    1,982,314    2,289,399    2,957,898
Shareholders' equity                                           148,766      149,846      223,421      242,110      237,456
Number of common shares outstanding                         12,162,391   10,873,903   10,873,903   10,873,853   11,446,206
Average number of common shares                             11,272,259   10,873,903   10,873,871   11,430,471   11,445,236
Book value per common share(5)                             $      7.60  $      7.55  $      8.57  $     11.06  $      7.39
------------------------------------------------------------------------------------------------------------------------------

(1) Net interest income after provision for loan losses increased due to a reduction in the manufactured housing loan loss provision associated with the derecognition of the MERIT Series 13 securitization.
(2) Impairment charges for the year ended December 31, 2000 included several adjustments related largely to non-recurring items.
(3) Other (expense) income for 2000 included our equity in the net loss of Dynex Holding, Inc. which was liquidated at the end of 2000.
(4) Certain deferred hedging gains and losses for 2002 and prior years were reclassified from securitized finance receivables to non-recourse securitization financing.
(5) Inclusive of the effects of the liquidation preference on the Company's preferred stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company is a financial services company, which invests in loans and securities principally consisting of, or secured by, single family mortgage loans, commercial mortgage loans, manufactured housing installment loans and delinquent property tax receivables. The loans and securities in which the Company invests have generally been pooled and pledged (i.e. securitized) as collateral for non-recourse bonds ("non-recourse securitization financing"), which provides long-term financing for such loans while limiting credit, interest rate and liquidity risk. The Company earns the net interest spread between the interest income on the loans and securities in its investment portfolio and the interest and other expenses associated with the non-recourse securitization financing. The Company also collects payments from property owners on its investment in delinquent property tax receivables. The Company manages the cash flow on these investments to maximize shareholders' value.

         In May 2004, the Company completed a recapitalization of its equity capital structure through the restructuring of its outstanding shares of Series A, Series B and Series C preferred stock, resulting in the exchange of 5,628,727 shares of Series D preferred stock and 1,288,488 shares of common stock for the shares of Series A, Series B and Series C preferred stock. The Series D preferred stock has an issue price of $10 per share, is convertible into one share of common stock and has the right to receive a quarterly dividend of $0.2375 per share.

         During 2003, the Company completed a tender offer for its Series A, Series B and Series C preferred stock resulting in a preferred stock benefit of $6.8 million. The Company purchased and retired $51.6 million shares of Series A, Series B and Series C preferred stock in 2003. The resulting preferred stock benefit of $6.8 million which was comprised of the elimination of $16.1 million of dividends in arrears which was partially offset by a $4.1 million premium to book value paid to obtain the preferred shares tendered and $5.2 million of period accrual of dividends on the shares remaining after the completion of the tender offer.

         The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of the Company. This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements. It should also be read in conjunction with the "Caution About Forward Looking Statements" section at the end of this discussion.


                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

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

         Consolidation of Subsidiaries. The consolidated financial statements represent the Company's accounts after the elimination of inter-company transactions. The Company consolidates entities in which it owns more than 50% of the voting equity and control of the entity does not rest with others. The Company follows the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity. For all other investments, the cost method is applied.

         Impairments. The Company evaluates all securities in its investment portfolio for other-than-temporary impairments. A security is generally defined to be other-than-temporarily impaired if, for a maximum period of three consecutive quarters, the carrying value of such security exceeds its estimated fair value and the Company estimates, based on projected future cash flows or other fair value determinants, that the fair value will remain below the carrying value for the foreseeable future. If an other-than-temporary impairment is deemed to exist, the Company records an impairment charge to adjust the carrying value of the security down to its estimated fair value. In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.

         The Company considers an investment to be impaired if the fair value of the investment is less than its recorded cost basis. Impairments of other investments are generally considered to be other-than-temporary when the fair value remains below the carrying value for three consecutive quarters. If the impairment is determined to be other-than-temporary, an impairment charge is recorded in order to adjust the carrying value of the investment to its estimated value.

         Allowance for Loan Losses. The Company has credit risk on loans pledged in securitization financing transactions and classified as securitized finance receivables in its investment portfolio. An allowance for loan losses has been estimated and established for currently existing probable losses. Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience. Where loans are considered homogeneous, the allowance for losses is established and evaluated on a pool basis. Otherwise, the allowance for losses is established and evaluated on a loan-specific basis. Provisions made to increase the allowance are a current period expense to operations. Generally, the Company considers manufactured housing loans to be impaired when they are 30-days past due. The Company also provides an allowance for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired based on default trends, current market conditions and empirical observable performance data on the loans. Single-family loans are considered impaired when they are 60-days past due. Commercial mortgage loans are evaluated on an individual basis for impairment. Generally, a commercial loan with a debt service coverage ratio of less than one is considered impaired. However, based on a commercial loan's details, commercial loans with a debt service ratio less than one may not be considered impaired; conversely, commercial loans with a debt service coverage ratio greater than one may be considered impaired. Certain of the commercial mortgage loans are covered by loan guarantees that limit the Company's exposure on these loans. The level of allowance for loan losses required for these loans is reduced by the amount of applicable loan guarantees. The Company's actual credit losses may differ from the estimates used to establish the allowance.


                               FINANCIAL CONDITION
                               -------------------

         Below is a discussion of the Company's financial condition.

---------------------------------------------------------------------------------------
                                                              December 31,
                                                      ---------------------------------
(amounts in thousands except per share data)            2004               2003
---------------------------------------------------------------------------------------
Investments:
Securitized finance receivables:
     Loans, net                                       $1,036,123         $1,518,613
     Debt securities                                     206,434            255,580
Securities                                                87,706             33,275
Other investments                                          7,596             37,903
Other loans                                                5,589              8,304

Non-recourse securitization financing                  1,177,280          1,679,830
Repurchase agreements                                     70,468             23,884
Senior notes                                                   -             10,049

Shareholders' equity                                     148,766            149,846

Book value per common share (inclusive of preferred
stock liquidation preference)                              $7.60              $7.55

---------------------------------------------------------------------------------------

Securitized Finance Receivables
-------------------------------

         Securitized finance receivables include loans and securities consisting of or secured by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and commercial properties, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. The securitized finance receivables decreased to $1.24 billion at December 31, 2004 from $1.77 billion at December 31, 2003. This decrease of $531.6 million is primarily the result of $286.2 million in principal pay-downs, the derecognition of $219.2 million of manufactured housing loans associated with the sale of the call rights on the related securitization trust, $18.5 million of decreased allowance for loan losses, net, $9.1 million of impairment charges recorded on debt securities and decreases in accrued interest payable of $4.7 million. These decreases were partially offset by an increase in the unrealized gains and premiums of $3.5 million and $0.8 million of amortization of loan discounts. Principal pay-downs resulted from normal principal amortization of the underlying loan or security, and higher than anticipated prepayments on these assets due to the low interest-rate environment. The allowance for loan losses decreased primarily as a result of the sale of the manufactured housing loans and charge-offs during the year on the manufactured housing and commercial loans exceeding the provisions on such loans. Impairment charges resulted from other-than-temporary decreases in market value on debt securities backed by manufactured housing loan collateral.

Securities
----------

         Securities increased to $87.7 million at December 31, 2004 compared to $33.3 million at December 31, 2003, primarily as a result of the purchases of a $62.1 million debt security and a $4.9 million equity security and a $1.1 million net increase in market value of available-for-sale securities. These increases were partially offset by principal payments of $13.2 million during the year and the sale of equity securities with a balance of $0.5 million.

Other Investments
-----------------

         Other investments at December 31, 2004 and 2003 consist primarily of delinquent property tax receivables, a security collateralized by delinquent property tax receivables, and the associated real estate owned. Other investments decreased to $7.6 million at December 31, 2004 compared to $37.9 million at December 31, 2003. This decrease of $30.3 million resulted from the sale of a portfolio of tax lien receivables located in Ohio portfolio with a basis of $22.3 million, payments of $5.7 million collected in 2004 and applied against the carrying value of the investment, $1.0 million in sales of related real estate owned, and a $4.9 million other-than-temporary impairment charge. These decreases were partially offset by increases related to foreclosure advances made of $1.5 million and the purchase of new receivables of approximately $2.7 million, which were substantially sold in the Ohio tax lien portfolio sale described above.

Other Loans
-----------

         Other loans decreased to $5.6 million at December 31, 2004 from $8.3 million at December 31, 2003 due primarily to payments received on the loans of $2.9 million.

Non-recourse Securitization Financing
-------------------------------------

         Non-recourse securitization financing decreased to $1.18 billion at December 31, 2004 from $1.68 billion at December 31, 2003. This decrease was primarily a result of principal payments received of $286.2 million on the associated collateral pledged which were used to pay down the securitization financing in accordance with the respective indentures, the derecognition of $226.7 million of non-recourse securitization financing as a result of the sale of the call rights on the related securitization trust as described above, and a $2.2 million decrease of accrued interest payable. Offsetting these decreases was the receipt of $7.4 million from the redemption and reissuance of approximately $226.7 million in bonds outstanding, and net amortization of approximately $3.9 million of bond discounts and issuance and hedging costs.

Repurchase Agreements
---------------------

         In December 2004, the Company entered into a $56.6 million repurchase agreement to finance the purchase of approximately $62.0 million of fixed-rate securities. This increase was partially offset by net repayments of $10.0 million on repurchase agreement borrowings during 2004.

Senior Notes
------------

         The $10.0 million of February 2005 Senior Notes outstanding as of December 31, 2003 were paid in March 2004.

Shareholders' Equity
--------------------

         Shareholders' equity decreased from $149.8 million at December 31, 2003 to $148.8 million at December 31, 2004. This decrease of $1.0 million resulted from a net loss of $3.4 million, a net decrease of $1.5 million resulting from the shares tendered for senior notes in connection with the recapitalization transaction completed in May 2004 and dividends declared on shares of Series D Preferred Stock of $3.9 million. These decreases were partially offset by an increase in accumulated other comprehensive income of $7.7 million which resulted principally from the increase in fair value of debt and equity securities of $4.7 million, and an increase of $3.0 million on interest-rate swap and synthetic interest-rate swap contracts from the realization of losses on settled contracts and deferred gains on the remaining hedge contracts.


                              RESULTS OF OPERATIONS
                              ---------------------

------------------------------------------------------------------------------------------------------------------------
                                                                             For the Year Ended December 31,
                                                                  ------------------------------------------------------
(amounts in thousands except per share information)                     2004              2003               2002
----------------------------------------------------------------------------------- ------------------ -----------------
Net interest income                                                  $    23,281       $    38,971        $    49,153
Provision for loan losses                                                (18,463)          (37,082)           (28,483)
Net interest income after provision for loan losses                        4,818             1,889             20,670
Impairment charges                                                       (14,756)          (16,355)           (18,477)
Gain (loss) on sales of investments                                       14,490             1,555               (150)
General and administrative expenses                                       (7,748)           (8,632)            (9,493)
Net loss                                                                  (3,375)          (21,107)            (9,360)
Preferred stock (charge) benefit                                          (1,819)            6,847             (9,586)
Net loss to common shareholders                                      $    (5,194)      $   (14,260)       $   (18,946)

Basic & diluted net loss per common share                            $     (0.46)      $     (1.31)       $     (1.74)

Dividends declared per share:
     Common                                                          $         -       $         -        $         -
     Series A and B Preferred                                                  -            0.8775             0.2925
     Series C Preferred                                                        -            1.0950             0.3651
     Series D Preferred                                                   0.6993                -                  -
------------------------------------------------------------------------------------------------------------------------

2004 Compared to 2003
---------------------

         Net loss decreased in 2004 by $17.7 million, to $3.4 million in 2004 from a loss of $21.1 million in 2003, as a result of an increase in net interest income after provision for loan losses of $2.9 million and an increase in gain on sales of investments of $12.9 million. Net loss to common shareholders decreased by $9.1 million in 2004, from $14.3 million in 2003 to $5.2 million in 2004. The improvement in net loss to common shareholders was due to reduced net loss of $17.7 million, offset by the reduction in preferred stock benefit of $8.7 million. The preferred stock benefit in 2003 resulted from the effects of a tender offer on the outstanding preferred stock completed in 2003 as compared to the net effect of the recapitalization of the preferred stock in 2004 and 2004 preferred stock dividends.

         Net interest income for the year ended December 31, 2004 decreased to $23.3 million, from $39.0 million for the same period in 2003. Net interest income decreased $15.7 million, or 40.3%, as a result of a decline in average interest-earning assets and a decrease in the net interest spread on interest-earning assets. Net interest spread decreased in 2003 as a result of prepayments of higher coupon assets, the proceeds of which have been reinvested in lower-yielding cash equivalents, and also decreased due in part to increasing borrowing costs from both increasing LIBOR rates and repayment of lower-cost securitization financing bonds pursuant to the terms of the securitization trust. See further discussion below as to changes in the net interest spread on the Company's investment portfolio during 2004.

         Net interest income after provision for loan losses increased as a result of the decline of the provision for loan losses in 2004 compared to 2003 of $18.6 million. Provision for loan losses decreased to $18.5 million in 2004, from $37.1 million in 2003. The decrease of $18.6 million from 2003 was primarily due to $14.4 million of provision for loan losses recorded during the second quarter of 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that were current as to payment but which the Company had determined to be impaired. The remaining $4.2 million of the decrease was primarily due to a decrease in the estimated losses on commercial and manufactured housing loans.

         Impairment  charges  decreased  from  $16.4  million  in 2003 to  $14.8 million in 2004. Impairment charges in 2004 included $9.1 million on a debt security collateralized by manufactured housing loans and $4.9 million on a debt security collateralized by delinquent property tax receivables. Other-than-temporary impairment charges were recorded as a result of the carrying value of the debt securities referenced above exceeded their estimated fair value and the Company determined that the carrying value would likely exceed the fair value for the foreseeable future. Impairment charges for 2003 included $5.5 million on manufactured housing loan securities and $10.4 million on delinquent property tax receivable securities.

         Gain on sale of investments for 2004 included a $17.6 million gain from the sale of securitized finance receivables with a carrying value of $219.2 million, net of allowance for loan losses of $16.2 million, and the de-recognition of the associated securitization financing bonds with a carrying amount of $226.7 million. The Company received a net $11.9 million in proceeds from the sale of these receivables. This gain was partially offset by a $3.2 million loss on the sale of the Company's Ohio delinquent property tax receivable investment.

         The Company reported a preferred stock charge of $1.8 million for the year ended December 31, 2004, which represents a decline of $8.6 million from the preferred stock benefit of $6.8 million reported for the year ended December 31, 2003. This decrease in the preferred stock (charge) benefit was due to the recapitalization completed in 2004 and the tender offer completed in 2003 described in more detail above.

2003 Compared to 2002
---------------------

         Net loss increased to $21.1 million in 2003 from $9.4 million in 2002 as a result of the decline in net interest margin, offset by a decline in impairment charges, an increase in gain on sale of investments, a decrease in other (expense) income relating to decreased trading losses, and a decrease in general and administrative expenses. Net loss per common share decreased during 2003 as compared to 2002 as a result of the preferred stock benefit for 2003 from the tender offer on the preferred stock completed in February 2003.

         Net interest income before provision for loan losses for the year ended December 31, 2003 decreased to $39.0 million, from $49.2 million for the same period in 2002. The decrease in net interest income before provision for loan losses of $10.2 million, or 20.7%, was the result of a decline in average interest-earning assets, a decrease in the net interest spread on interest-earning assets, and a reduction in interest income in 2003 compared to 2002 for a security collateralized by delinquent property tax receivables which, due to further impairment of the asset, was placed on non-accrual status in 2003.

         Provision for loan losses increased to $37.1 million in 2003, from $28.5 million in 2002. Provision for losses increased by $8.6 million from 2002 as a result of additions to allowance for loan losses on commercial mortgage loans of $6.1 million and reserves on losses on current manufactured housing loans in the Company's investment portfolio of $31.0 million for 2003 compared to $28.6 million for 2002. For commercial mortgage loans, underlying commercial properties concentrated in the health care and hospitality industries generally under-performed relative to expectations and suffered from high vacancy rates and lower fees and rents. Included in 2003 is $13.8 million in provision for loan losses recorded specifically for currently existing credit losses within outstanding manufactured housing loans that were current as to payment but which the Company has determined to be impaired. Previously, the Company had not considered current loans to be impaired under generally accepted accounting principles and therefore had not previously provided an allowance for losses for these loans. Continued worsening trends in both the industry as a whole and the Company's pools of manufactured housing loans prompted the Company to prepare an extensive analysis on these pools of loans. Loss severity on the manufactured housing loans continued to remain high during 2003 as a result of the saturation in the market place with both new and used (repossessed) manufactured housing units. Defaults in 2003 on manufactured housing loans averaged 4.0% on an annualized basis, compared to 4.5% in 2002, and loss severity on such loans approximated 77% during the year. While defaults on manufactured housing loans declined relative to 2002, defaults are expected to remain at 2003 levels. Defaults are influenced by general economic conditions in the various local markets.

         Impairment charges decreased from $18.5 million in 2002 to an aggregate $16.4 million in 2003. Such impairment charges included other-than-temporary impairment of debt securities pledged as securitized finance receivables of $5.5 million for 2003. In addition, the Company incurred impairment charges in 2003 of $10.4 million related to a security where the underlying property tax receivable collateral has been foreclosed and represents real estate owned, and $0.6 million of losses on investments in a limited liability partnership. The impairment charges on the debt securities result from revised expectations on related collateral. All cash received was applied to reduce the carrying value of the security.

         Gain on sale of investments for 2003 included the gain from the sale of loans acquired through the redemption of adjustable-rate and fixed-rate mortgage pass-through securities previously issued and sold by the Company. Upon redemption, the Company collapsed the security structure and sold the underlying loans.

         In 2002, the Company entered into a $100 million notional short position on 5-Year Treasury Notes futures to, in effect, mitigate its exposure to rising interest rates on a like amount of floating-rate liabilities. These instruments failed to meet the hedge criteria of SFASards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and were accounted for on a trading basis. The Company terminated these contracts at a loss of $3.3 million in 2002. No such trading activity was engaged in by the Company in 2003.

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


                 Average Balances and Effective Interest Rates
                 ---------------------------------------------

         The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented. Assets that are on non-accrual status are excluded from the table below for each period presented.

---------------------------------------------------------------------------------------------------------------------------
                                                                            Year ended December 31,
---------------------------------------------------------------------------------------------------------------------------
                                                              2004                    2003                    2002
---------------------------------------------------- ----------------------- ----------------------- -----------------------
                                                      Average    Effective    Average    Effective    Average    Effective
(amounts in thousands)                                Balance       Rate      Balance       Rate      Balance       Rate
---------------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------
Interest-earning assets(1):
    Securitized finance receivables(2)(3)            $1,601,553       7.41%  $1,948,204       7.56%  $2,272,387       7.69%
    Securities                                           25,476       7.74%       5,631      13.74%       4,816      21.31%
    Other loans                                           6,825      10.34%       9,048       6.72%       9,706       4.54%
    Cash and other investments                           24,532       1.37%      58,128       6.09%      72,663       7.81%
                                                     ----------- ----------- ----------- ----------- ----------- -----------
Total interest-earning assets                        $1,658,386       7.34%  $2,021,011       7.53%  $2,359,572       7.71%
                                                     =========== =========== =========== =========== =========== ===========
Interest-bearing liabilities:
    Securitization financing(3)                      $1,499,772       6.40%  $1,826,827       5.85%  $2,113,330       6.12%
    Senior notes                                          2,020       9.90%      19,330       9.53%      26,112       8.14%
    Repurchase agreements                                21,040       1.75%         398       1.79%           -           -
                                                     ----------- ----------- ----------- ----------- ----------- -----------
Total interest-bearing liabilities                   $1,522,832       6.34%  $1,846,555       5.88%  $2,139,442       6.15%
                                                     =========== =========== =========== =========== =========== ===========

Net interest spread(3)                                                1.00%                   1.65%                   1.56%

Net yield on average interest-earning assets(3)                       1.51%                   2.15%                   2.14%
---------------------------------------------------- ----------- ----------- ----------- ----------- ----------- -----------

(1) Average balances exclude adjustments made in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to record available for sale securities at fair value.
(2) Average balances exclude funds held by trustees of $342, $374,and $2,590 for the years ended December 31, 2004, 2003, and 2002, respectively.
(3) Effective rates are calculated excluding non-interest related non-recourse securitization financing expenses and provision for credit losses.

2004 compared to 2003

         The net interest spread for the year ended December 31, 2004 decreased to 1.00% from 1.65% for the year ended December 31, 2003. This decrease can be generally attributed to the prepayment of higher coupon investments, principally securitized finance receivables, and the resulting reinvestment of net proceeds available as a result of these prepayments into lower yielding cash and cash equivalents. In addition, net interest spread declined approximately 0.17% from the non-accrual status of a delinquent property tax receivable in 2004 compared to 2003, and declined approximately 0.07% as a result of net asset premium and bond discount amortization expense from the unexpected prepayment of approximately $98.0 million in commercial mortgage loans during 2004. The overall yield on interest-earnings assets, decreased to 7.34% for the year ended December 31, 2004 from 7.53% for the same period in 2003. The overall yield declined by 0.17% as a result of the non-accrual status in 2004 of a delinquent property tax receivable security, with the balance of the decline due to the prepayment of higher coupon investments. In addition to declining asset yields, interest-bearing liability costs increased from 5.88% to 6.34% as a result of the overall increase in market interest rates, including LIBOR rates, and the repayment of lower-cost securitization financing bonds pursuant to the terms of the securitization trust. Approximately 38% of the Company's interest-bearing liabilities re-price monthly and are indexed to one-month LIBOR, which averaged 1.50% for 2004, compared to 1.21% for 2003. In addition, interest bearing liability costs increased by approximately a net 0.04% for bond discount amortization resulting from the prepayment of approximately $98.0 million of securitization financing related to commercial loans which prepaid during the year.

2003 compared to 2002

         The net interest spread for the year ended December 31, 2003 increased to 1.65% from 1.56% for the year ended December 31, 2002. While overall asset yields decreased, principally as a result of the prepayment of higher coupon investments, the resetting of interest rates on adjustable rate mortgage loans in the Company's investment portfolio and the prepayment of higher rate loans in that portfolio, the overall weighted-average liability costs decreased as well as a result of the overall decline in short-term market interest rates. The change in one-month LIBOR is a proxy for the change in the Company's yield on the adjustable-rate investments in its portfolio (which have reset periods ranging from six months to one year) and a proxy for change in the cost of borrowing for the Company's floating rate liabilities (which reset, on average, every month). During 2003, the one-month LIBOR averaged 1.21% for 2003, compared to 1.76% for 2002. The overall yield on interest-earnings assets, decreased to 7.53% for the year ended December 31, 2003 from 7.71% for the same period in 2002, following the falling-rate environment and reflecting payments on higher coupon investments in the portfolio. Average interest-bearing liability costs decreased from 6.15% to 5.88% in 2003, principally as a result of the above referenced decline in short-term market rates, which was partially offset by the prepayment of lower cost securitization finance bonds outstanding pursuant to the terms of the securitization trust. A portion of the Company's interest-bearing liabilities re-price monthly, and are indexed to one-month LIBOR. As indicated above, one-month LIBOR on average was 0.55% less in 2003 than 2002.

         The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

----------------------------------------------------------------------------------------------------------------------------
                                                     2004 to 2003                               2003 to 2002
----------------------------------------------------------------------------------------------------------------------------
        (amounts in thousands)             Rate         Volume         Total          Rate         Volume        Total
----------------------------------------------------------------------------------------------------------------------------

Securitized finance receivables          $   (2,915)   $  (25,735)   $  (28,650)    $   (2,932)   $  (24,556)   $  (27,488)
Other investments                            (1,835)       (1,367)       (3,202)        (1,121)       (1,016)       (2,137)
Securities                                     (470)        1,667         1,197           (406)          154          (252)
Other loans                                     273          (175)           98            199           (32)          167
----------------------------------------------------------------------------------------------------------------------------

Total interest income                        (4,947)      (25,610)      (30,557)        (4,260)      (25,450)      (29,710)
----------------------------------------------------------------------------------------------------------------------------

Securitization financing                      9,527       (20,321)      (10,794)        (5,548)      (16,948)      (22,496)
Senior notes                                     69        (1,711)       (1,642)           325          (609)         (284)
Repurchase agreements                            (3)          361           358              -             7             7
----------------------------------------------------------------------------------------------------------------------------

Total interest expense                        9,593       (21,671)      (12,078)        (5,223)      (17,550)      (22,773)
----------------------------------------------------------------------------------------------------------------------------

Net interest income                      $  (14,540)   $   (3,939)   $  (18,479)    $      963    $   (7,900)   $   (6,937)
----------------------------------------------------------------------------------------------------------------------------

Note: The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table excludes non-interest related securitization financing expense, other interest expense and provision for credit losses.

Interest Income and Interest-Earning Assets
-------------------------------------------

       Approximately $1.3 billion of the investment portfolio as of December 31, 2004, or 84%, was comprised of loans or securities that pay a fixed-rate of interest. Also at December 31, 2004, approximately $251 million, or 16%, was comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. The following table presents a breakdown, by principal balance, of the Company's securitized finance receivables and securities, by type of underlying loan as of December 31, 2004, 2003 and 2002. LIBOR Based ARM Loans are adjustable rate mortgage loans, which carry a rate of interest based on a spread to six-month LIBOR. CMT Based ARM Loans are adjustable rate mortgage loans, which carry a rate of interest based on a spread to the one-year Constant Maturity Treasury index. Other Indices Based ARM Loans carry a rate of interest based on a spread to an index other than six-month LIBOR, such as the Prime Rate. The percentage of fixed-rate loans to all loans increased from 81% at December 31, 2003, to 84% at December 31, 2004. Fixed-rate loans at December 31, 2004 consisted principally of manufactured housing loans which have historically had low rates of prepayment, and commercial mortgage loans which are prohibited from prepayment for a period of up to ten years from their date of funding. A substantial portion of the prepayments in the Company's investment portfolio have occurred in the single-family ARM loans which carry no prepayment penalties. Given the low absolute interest-rate environment, single-family ARM loans and fixed-rate loans have experienced higher than historical average prepayment experience over the years presented. The table below excludes various investments in the Company's portfolio, including securities backed by delinquent property tax receivables, and non-securitized investments including other investments and loans. Most of these excluded investments would be considered fixed-rate, and amounted to approximately $21.3 million at December 31, 2004.

                       Investment Portfolio Composition(1)
                       -----------------------------------
                                 ($ in millions)

----------------------------------------------------------------------------------------------------------------------------
                                                                          Other Indices
                                   LIBOR Based          CMT Based           Based ARM          Fixed-Rate
         December 31,               ARM Loans           ARM Loans            Loans                Loans           Total
----------------------------------------------------------------------------------------------------------------------------
             2002                   $  384.6             $  73.2              $ 57.0           $  1,647.0      $  2,161.8
             2003                   $  258.2             $  48.8              $ 45.4           $  1,512.2      $  1,864.6
             2004                   $  178.4             $  34.5              $ 37.6           $  1,347.4      $  1,597.9
----------------------------------------------------------------------------------------------------------------------------

(1) Only principal amounts are included.

Credit Exposures
----------------

         As discussed in Investment Portfolio - Financing for Our Investment Portfolio - Securitization Trusts in Item 1 above, the Company's predominate securitization structure is non-recourse securitization financing, whereby loans and securities are pledged to a trust, and the trust issues bonds pursuant to an indenture. Generally these securitization structures use over-collateralization, subordination, third-party guarantees, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing as a form of credit enhancement. From an economic point of view, the Company generally has retained a limited portion of the direct credit risk in these structures. In many instances, the Company retained the "first-loss" credit risk on pools of loans and securities that it has securitized.

         The following table summarizes the aggregate principal amount of certain investments of the Company; the direct credit exposure retained by the Company (represented by the amount of over-collateralization pledged and subordinated securities owned by the Company), net of the credit reserves and discounts maintained by the Company for such exposure; and the actual credit losses incurred for each year. Credit Exposure, Net of Credit Reserves is based on the credit risk retained by the Company for the loans and securities pledged to the securitization trust, from an economic point of view. For 2004 and 2003, the table includes any subordinated security retained by the Company. The Company's credit exposure, net of credit reserves, has decreased from 2003 by $26.2 million due to the sale of $219.2 million of securitized finance receivables, resulting in a net decrease of $6.5 million, reduction of principal on loans of $19.4 million, and an increase in reserves, net of losses of $0.3 million. The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses as discussed in Investment Portfolio- Investment Portfolio Risks in Item 1 above. This table also excludes any risks related to representations and warranties made on single-family loans funded by the Company and securitized in mortgage pass-through securities generally funded prior to 1995. This table also excludes any credit exposure on loans and other investments.

                    Credit Reserves and Actual Credit Losses
                    ----------------------------------------
                                 ($ in millions)

----------------------------------------------------------------------------------------------------------------------------
                                                             Credit Exposure,       Actual       Credit Exposure, Net of
                                         Outstanding Loan      Net of Credit        Credit          Credit Reserves to
                                         Principal Balance       Reserves           Losses       Outstanding Loan Balance
----------------------------------------------------------------------------------------------------------------------------
                2002 (1)                     $2,246.9             $ 91.8            $30.3                 4.09%
                2003 (1)                     $1,859.1             $ 66.1            $25.5                 3.56%
                2004                         $1,296.5             $ 39.9            $25.1                 3.08%
----------------------------------------------------------------------------------------------------------------------------

 (1) In 2004, the Company began including certain subordinated securities in the table above. The previously reported information for 2003 and 2002 has been adjusted to be consistent with the 2004 presentation

         The  following   table   summarizes   single  family   mortgage   loan,
manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those structures in which the Company has retained a portion of the direct credit risk included in the table above. The delinquencies as a percentage of the outstanding collateral was 6.97% at December 31, 2004, an increase from 4.81% and 4.49% at December 31, 2003 and 2002, respectively, primarily from increasing delinquencies in the Company's commercial mortgage loan and manufactured housing loan portfolios and a declining overall outstanding collateral balance as a result of prepayments. The trend of delinquencies in the manufactured housing portfolio arises from general economic conditions, the maturity of the portfolio and depressed values of manufactured housing properties. The increase in delinquencies in the commercial mortgage loan portfolio was largely due to one loan with a balance of approximately $23.6 million in the accompanying financial statements. A forbearance agreement with the borrower has been reached in principal on this loan, but it is subject to receipt of payment for certain costs associated with the loan before the agreement takes effect. Overall, less than 90-day delinquencies on loans have improved as a result of improving performance in the single-family and commercial mortgage loan portfolios. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. Management believes the level of credit reserves was proper for the inherent probable losses in the portfolio as of December 31, 2004. The trend of delinquencies within the portfolio is presented in the table below.

                             Delinquency Statistics
                             ----------------------

----------------------------------------------------------------------------------------------------------------------------
                                     30 to 59 days         60 to 89 days         90 days and over
          December 31,                delinquent             delinquent           delinquent (1)             Total
----------------------------------------------------------------------------------------------------------------------------
             2002 (2)                    1.78%                 0.64%                  2.07%                  4.49%
             2003 (2)                    1.67%                 0.44%                  2.70%                  4.81%
             2004                        1.27%                 0.32%                  5.38%                  6.97%
----------------------------------------------------------------------------------------------------------------------------

(1)      Includes foreclosures, repossessions and real estate owned.
(2) In 2004, the Company began including certain subordinated securities in the calculations used to produce the information in the table above. The previously reported information for 2003 and 2002 has been adjusted to be consistent with the 2004 presentation.

                       General and Administrative Expense
                       ----------------------------------

         The following table presents a breakdown of general and administrative expense by business unit.

----------------------------------------------------------------------------------------------------------------------------
                                                                      Corporate/Investment
     (amounts in thousands)                 Servicing                 Portfolio Management                 Total
----------------------------------------------------------------------------------------------------------------------------
              2002                      $      4,274.0               $        5,218.7              $      9,492.7
              2003                             4,848.9                        3,783.4                     8,632.3
              2004                             3,483.4                        4,264.4                     7,747.8
----------------------------------------------------------------------------------------------------------------------------

         General and administrative expense decreased $0.9 million from $8.6 million in 2003 to $7.7 million in 2004. General and administrative expenses for servicing decreased during 2004 with the sale in October of the Ohio delinquent property tax receivable servicing operation. Corporate/Investment Portfolio Management expenses have increased primarily as a result of litigation and legal expenses. The Company's legal and litigation expenses incurred in 2004 were $1.2 million compared to $0.9 million in 2003. The Company anticipates reductions in 2005 general and administrative expenses due to reduced litigation costs and reductions in its delinquent property tax lien servicing operations.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

         The Company has historically financed its operations from a variety of sources. The Company's primary source of funding its operations today is principally the cash flow generated from the investment portfolio, which includes net interest income and principal payments and prepayments on these investments. The Company also sold investments and other of its interests during the year generating approximately $32.1 million in net cash flow, which included the proceeds from the sale of its rights to redeem (and subsequently resell) securitization financing bonds for a net $19.2 million. The Company's investment portfolio continues to provide positive cash flow, which can be utilized by the Company for reinvestment or other purposes. The Company has utilized its cash flow to repay recourse debt outstanding and to purchase loans and securities for its investment portfolio. In 2004, the Company completed a recapitalization of its capital structure resulting in the issuance of a new Series D preferred stock and common stock in exchange for all outstanding shares of Series A, B and C preferred stock.

         The Company's cash flow from its investment portfolio for the year and quarter ended December 31, 2004 was approximately $40.5 million and $6.8 million, respectively, excluding proceeds from the sales of investments. Such cash flow is after payment of principal and interest on the associated non-recourse securitization financing (i.e., non-recourse debt) outstanding. From the cash flow on its investment portfolio, the Company funds its operating overhead costs, including the servicing of its delinquent property tax receivables, and repays any remaining recourse debt. Excluding any cash flow derived from the sale or re-securitization of assets, and assuming that short-term interest rates remain stable, the Company anticipates that the cash flow from its investment portfolio will decline in 2005 compared to 2004 as the investment portfolio continues to pay down. The Company anticipates, however, that it will have sufficient cash flow from its investment portfolio to meet all of its obligations on both a short-term and long-term basis.

         In the second quarter of 2004, the Company completed a recapitalization plan whereby the Company converted its Series A, Series B, and Series C preferred stock into a new Series D preferred stock and common stock. The aggregate required quarterly dividend on the shares of Series D preferred stock outstanding as of December 31, 2004 was approximately $1.3 million. The Series D preferred stock automatically converts to 9.50% subordinate notes if the Company fails to pay two consecutive quarterly dividends or if the Company fails to maintain consolidated stockholders equity of at least 200% of the aggregate issue price of the Series D preferred stock.

         In September 2004, the Company sold its delinquent property tax receivable portfolio located in Cuyahoga County, Ohio and its associated servicing operation, for $19.2 million. In addition, the Company may receive contingent consideration of up to approximately $0.8 million that also would be held in escrow for customary representations and warranties until the first anniversary of the sale.

         We will continue to look to sell non-core assets including our remaining investments in manufactured housing loans and delinquent property tax receivables. At the same time, we are reducing our overhead and rationalizing our infrastructure costs. As discussed in General - Business Focus and Strategy in Item 1 above, our goal is to be invested in short-duration assets and cash while we evaluate opportunities that provide acceptable risk-adjusted rates of return.

Securitization Financing
------------------------

         We have historically used securitization financing to fund our investment portfolio. The obligations under the securitization trust structure are payable solely from the securitized finance receivables pledged and are otherwise non-recourse to us. Securitized trust structures are not subject to margin calls. The maturity of each class of non-recourse securitization financing is directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption in whole or in part at our option according to specific terms of the respective indentures. At December 31, 2004, we had $1.2 billion of securitization financings outstanding. One securitization trust is redeemable at our option beginning in April 2005. The respective indenture for the trust provides for increases in interest rates ranging from 0.30 - 0.575% on the underlying non-recourse securitization financing classes if such classes are not called by the issuer. We anticipate redeeming these bonds and initially financing the redemption using repurchase agreement financing. After the redemption, we will evaluate our alternatives with respect to this trust and may reissue the bonds. For purposes of the "Contractual Obligations" table below, these obligations are not redeemed.

Repurchase Agreements
---------------------

         We have repurchase agreement relationships with a counterparty for temporary financing of eligible investments. We may continue to utilize repurchase agreement financing in the future, but we will manage the amount of this type of financing that we use as it is largely collateral dependent and puts our capital at risk if the collateral securing the repurchase agreement financing declines in value. If we redeem the securitization financing trust redeemable in April 2005, we anticipate financing the redemption of the outstanding bonds using repurchase agreement financing on a temporary basis, as discussed above.

Contractual Obligations and Commitments
---------------------------------------

         The following table shows expected cash payments on contractual obligations of the Company as of December 31, 2004 for the following time periods:

-----------------------------------------------------------------------------------------------------------------------------
                                                                           Payments due by period
                                                 ----------------------------------------------------------------------------
Contractual Obligations (1)                          Total        < 1 year       1-3 years       3-5 years      > 5 years
-----------------------------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations: (2)
    Non-recourse securitization financing (3)     $1,570,611     $  213,760      $  540,201      $  368,939     $  447,711
    Repurchase agreements                              70,615        70,615              -               -              -
Operating lease obligations                               232           205              27              -              -
-----------------------------------------------------------------------------------------------------------------------------
Total                                             $1,641,458     $  284,580      $  540,228      $  368,939     $  447,711
-----------------------------------------------------------------------------------------------------------------------------

(1) As the master servicer for certain of the series of non-recourse securitization financing securities which it has issued, and certain loans which have been securitized but which the Company is not the master servicer of the security, the Company has an obligation to advance scheduled principal and interest on delinquent loans in accordance with the underlying servicing agreements should the primary servicer fail to make such advance. Such advance amounts are generally repaid in the same month as they are made, or shortly thereafter, and the contractual obligation with respect to these advances is excluded from the above table.
(2) Amounts presented for Long-Term Debt Obligations include estimated principal and interest on the related obligations.
(3) Securitization financing is non-recourse to the Company as the bonds are payable solely from loans and securities pledged as securitized finance receivables. Payments due by period were estimated based on the principal repayments forecast for the underlying loans and securities, substantially all of which is used to repay the associated securitization financing outstanding.

Off-Balance Sheet Arrangements
------------------------------

         The Company does not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Selected Quarterly Results
--------------------------

         The following table presents the Company's unaudited selected quarterly results for 2004.

                Summary of Selected Quarterly Results (unaudited)
             (amounts in thousands except share and per share data)

-----------------------------------------------------------------------------------------------------------------------------
               Year ended December 31, 2004                  First Quarter   Second Quarter  Third Quarter   Fourth Quarter
-----------------------------------------------------------------------------------------------------------------------------
Operating results:
Total interest income                                           $   33,631      $ 33,217        $ 30,026        $ 25,349
Net interest income after provision for loan losses                   (765)       (3,428)          5,103           3,908
Net (loss) income (2)                                               (5,387)      (12,953)            (56)         15,021
Basic net (loss) income per common share                             (0.60)        (0.95)          (0.12)           1.13
Diluted net (loss) income per common share                           (0.60)        (0.95)          (0.12)           0.77
Cash dividends declared per common share                                 -             -               -               -
------------------------------------------------------------ --------------- --------------- --------------- ----------------

Average interest-earning assets                                  1,813,282     1,753,743       1,635,146        1,431,374
Average borrowed funds                                           1,710,843     1,622,815       1,503,468        1,282,657
------------------------------------------------------------ --------------- --------------- --------------- ----------------

Net interest spread on interest-earning assets                     1.21%         0.92%           1.21%            0.71%
Average asset yield                                                7.42%         7.56%           7.32%            6.98%
Net yield on average interest-earning assets (1)                   1.56%         1.41%           1.69%            1.35%
Cost of funds                                                      6.21%         6.64%           6.11%            6.27%
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                                                                 First           Second          Third           Fourth
               Year Ended December 31, 2003                     Quarter         Quarter         Quarter         Quarter
-----------------------------------------------------------------------------------------------------------------------------

Operating results:
Total interest income                                           $  39,493       $   37,142      $   35,849      $  39,731
Net interest income after provision for loan losses                 5,599           (9,214)          3,001          2,503
Net income (loss)                                                   2,044          (10,986)           (501)       (11,664)
Basic net income (loss) per common share                             1.15            (1.12)          (0.16)         (1.18)
Diluted net income (loss) per common share                           1.13            (1.12)          (0.16)         (1.18)
------------------------------------------------------------ --------------- --------------- --------------- ---------------
Cash dividends declared per common share                               -                 -               -              -
------------------------------------------------------------ --------------- --------------- --------------- ---------------

Average interest-earning assets                                 2,146,752        2,060,132       1,983,146       1,894,014
Average borrowed funds                                          1,952,341        1,894,099       1,810,782       1,728,998
------------------------------------------------------------ --------------- --------------- --------------- ---------------

Net interest spread on interest-earning assets                   1.68%           1.40%           1.39%           2.16%
Average asset yield                                              7.61%           7.48%           7.50%           7.53%
Net yield on average interest-earning assets (1)                 2.22%           1.88%           1.91%           2.62%
Cost of funds                                                    5.93%           6.08%           6.12%           5.38%
----------------------------------------------------------------------------------------------------------------------------

  (1) Computed as net interest margin excluding non-interest non-recourse securitization financing expenses divided by average interest earning assets.

(2) During the three months ended December 31, 2004, the Company recognized a gain of $17.6 million associated with the de-recognition of the assets and liabilities of a securitization trust resulting from the sale of redemption rights and other retained interests of the trust. The Company recognized impairment charges of $5.2 million, made up primarily of $4.9 million on its investment in a security backed by delinquent property tax receivables and related real estate owned.


                           FORWARD-LOOKING STATEMENTS
                           --------------------------

         Certain written statements in this Form 10-K made by the Company that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Item as well as those discussed elsewhere in this Report addressing the results of operations, our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to investment strategies, net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management's views and assumptions as of the date of this Report, regarding future events and operating performance and are applicable only as of the dates of such statements. Such forward-looking statements may involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize.

         Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

         Economic Conditions. The Company is affected by general economic conditions.. An increase in the risk of defaults and credit risk resulting from an economic slowdown or recession could result in a decrease in the value of the Company's investments and the over-collateralization associated with its securitization transactions. As a result of the Company being heavily invested in short-term high quality investments, a worsening economy could also benefit the Company by creating opportunities for the Company to invest in assets that become distressed as a result of the worsening conditions. These changes could have an effect on the Company's financial performance and the performance on the Company's securitized loan pools.

         Investment Portfolio Cash Flow. Cash flows from the investment portfolio fund the Company's operations and repayments of outstanding debt, and are subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses. Cash flows from the investment portfolio are likely to sequentially decline until the Company meaningfully begins to reinvest its capital. There can be no assurances that the Company will be able to find suitable investment alternatives for its capital, nor can there be assurances that the Company will meet its reinvestment and return hurdles.

         Defaults. Defaults by borrowers on loans securitized by the Company may have an adverse impact on the Company's financial performance, if actual credit losses differ materially from estimates made by the Company or exceed reserves for losses recorded in the financial statements. The allowance for loan losses is calculated on the basis of historical experience and management's best estimates. Actual default rates or loss severity may differ from the Company's estimate as a result of economic conditions. Actual defaults on adjustable-rate mortgage loans may increase during a rising interest rate environment. In addition, commercial mortgage loans are generally large dollar balance loans, and a significant loan default may have an adverse impact on the Company's financial results.

         Interest Rate Fluctuations. The Company's income and cash flow depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the Company's investments, including loans and securities currently pledged as securitized finance receivables and securities, are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse securitization financing and repurchase agreements, approximately $227 million of which is variable rate and resets monthly. Financing fixed-rate assets with variable-rate bonds exposes the Company to reductions in income and cash flow in a period of rising interest rates. Through the use of interest rate swaps and synthetic swaps, the Company has reduced this exposure by approximately $120 million as of December 31, 2004. In addition, a portion of the investments held by the Company are adjustable-rate securitized finance receivables. These investments are financed through non-recourse long-term securitization financing, which reset monthly. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps; the related borrowing has no delayed resets or such interest rate caps.

         Third-party Servicers. Third-party servicers service the majority of the Company's investment portfolio. To the extent that these servicers are financially impaired, the performance of the Company's investment portfolio may deteriorate, and defaults and credit losses may be greater than estimated. In addition, third-party servicers are generally obligated to advance scheduled principal and interest on a loan if such loan is securitized, and to the extent the third-party servicer fails to make this advance, the Company may be required to make the advance. The actual credit losses experienced by the Company are in large part influenced by the quality of servicing by these third-party servicers.

         Prepayments. Prepayments by borrowers on loans securitized by the Company may have an adverse impact on the Company's financial performance. Prepayments are expected to increase during a declining interest rate or flat yield curve environment. The Company's exposure to rapid prepayments is primarily (i) the faster amortization of premium on the investments and, to the extent applicable, amortization of bond discount, and (ii) the replacement of investments in its portfolio with lower yielding investments.

         Competition. The financial services industry is a highly competitive market in which we compete with a number of institutions with greater financial resources. In purchasing portfolio investments and in issuing securities, we compete with other mortgage REITs, investment banking firms, savings and loan associations, commercial banks, mortgage bankers, insurance companies, federal agencies and other entities, many of which have greater financial resources and a lower cost of capital than we do. Increased competition in the market and our competitors greater financial resources have adversely affected the Company, and may continue to do so. Competition may also continue to keep pressure on spreads resulting in the Company being unable to reinvest its capital at a satisfactory risk-adjusted basis.

         Regulatory Changes. The Company's businesses as of and for the year ended December 31, 2004 were not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables. The Company is a REIT and is required to meet certain tests in order to maintain its REIT status as described in the earlier discussion of "Federal Income Tax Considerations." If the Company should fail to maintain its REIT status, it would not be able to hold certain investments and would be subject to income taxes

         Section 404 of the Sarbanes-Oxley Act of 2002. Based on the Company's expected market capitalization at June 30, 2005, the Company anticipates that it will be required to be compliant with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2005. Failure to be compliant may result in doubt in the capital markets about the quality and adequacy of the Company's internal disclosure controls. This could result in the Company having difficulty in or being unable to raise additional capital in these markets in order to finance its operations and future investments.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Professional Accountants (AICPA) issued Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all non-governmental entities, including not-for-profit organizations. SOP No. 03-3 does not apply to loans originated by the entity. The Company has reviewed the implications of SOP No. 03-3 but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), Share-Based Payment. This statement supersedes APB Opinion No. 25 and its related implementation guidance. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. This statement is effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt this statement effective July 1, 2005 and is currently evaluating the impact it will have on net income had the Company adopted the provisions of SFAS No. 123, for each year presented.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company's market risk management extends beyond derivatives to include all market risk sensitive financial instruments. As a financial services company, net interest income comprises the primary component of the Company's earnings and cash flows. The Company is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or re-price within specified periods.

         The Company monitors the aggregate cash flow, projected net yield and estimated market value of its investment portfolio under various interest rate and prepayment assumptions. While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

         The Company focuses on the sensitivity of its investment portfolio cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its net interest income cash flow for the next twenty-four months assuming interest rates over such time period follow the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of December 31, 2004. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow. Cash flow changes from interest rate swaps, caps, floors or any other derivative instrument are included in this analysis.

         The following table summarizes the Company's net interest income cash flow and market value sensitivity analyses as of December 31, 2004. These analyses represent management's estimate of the percentage change in net interest margin cash flow and value expressed as a percentage change of shareholders' equity, given a parallel shift in interest rates, as discussed above. Other investments are excluded from this analysis because they are not considered interest rate sensitive. The "Base" case represents the interest rate environment as it existed as of December 31, 2004. At December 31, 2004, one-month LIBOR was 2.40% and six-month LIBOR was 2.78%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's investment portfolio and the liabilities incurred by the Company. As a result of anticipated prepayments on assets in the investment portfolio, there are likely to be such changes in the future.

                            Projected Change in Net       Projected Change in
    Basis Point                Interest Margin          Value, Expressed as a
Increase (Decrease)             Cash Flow From              Percentage of
 in Interest Rates                Base Case              Shareholders' Equity
--------------------------------------------------------------------------------
       +200                         (12.6)%                    (4.5)%
       +100                          (6.0)%                    (2.0)%
       Base
       -100                           9.8%                      2.3%
       -200                          23.4%                      5.5%

         The Company's interest rate risk is related both to the rate of change in short term interest rates and to the level of short-term interest rates. Approximately $1.3 billion of the Company's investment portfolio is comprised of loans or securities that have coupon rates that are fixed. Approximately $251 million of the Company's investment portfolio as of December 31, 2004 was comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 70% and 14% of the adjustable-rate loans underlying the Company's securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

         Generally, during a period of rising short-term interest rates, the Company's net interest income earned and the corresponding cash flow on its investment portfolio will decrease. The decrease of the net interest spread results from (i) fixed-rate loans and investments financed with variable-rate debt, (ii) the lag in resets of the adjustable-rate loans underlying the securitized finance receivables relative to the rate resets on the associated borrowings, and (iii) rate resets on the adjustable-rate loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As to item (i), the Company has substantially limited its interest rate risk on such investments through (x) the issuance of fixed-rate non-recourse securitization financing which approximated $800 million as of December 31, 2004, and (y) equity, which was $148.8 million. In addition, the Company has entered into interest rate swaps and synthetic swaps to mitigate its interest rate risk exposure on fixed-rate investments financed with variable rate bonds as further discussed below. As to items (ii) and (iii), as short-term interest rates stabilize and the adjustable-rate loans reset, the net interest margin may be partially restored as the yields on the adjustable-rate loans adjust to market conditions.

         In addition, the Company has entered into an interest rate swap to mitigate its interest rate risk exposure on $100 million in notional value of its variable rate bonds. The swap agreement has been constructed such that the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on one month LIBOR on the same notional amount through June 2005. The impact on cash flows from the interest rate swap has been included in the table above for each of the respective interest-rate scenarios. An additional approximate $20 million of floating-rate liabilities are being converted to a fixed rate through an amortizing synthetic swap created by the short sale of a string of Eurodollar futures contract in October 2002. The synthetic swap has remaining an estimated duration of 0.72 years. As of December 31, 2004, the weighted-average fixed rate cost of the synthetic swap to the Company was 2.70%.

         Net interest income may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the adjustable-rate loans adjust to the new market conditions after a lag period. The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap, cap or floor agreements, to the extent that the Company has entered into such agreements.


Item 8.  Financial Statements and Supplementary Data

         The consolidated financial statements of the Company and the related notes, together with the Report of the Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-25 of this Form 10-K.


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

         (b) Changes in internal controls.

         The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company's internal controls or in other factors during the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were also no significant deficiencies or material weaknesses in such internal controls requiring corrective actions.


Item 9B. Other Information

         None.


                                    PART III
                                    --------


Item 10. Directors and Executive Officers of the Registrant

         The information required by Item 10 is included in the Company's proxy statement for its 2005 Annual Meeting of Stockholders (the 2005 Proxy Statement) in the Election of Directors, Corporate Governance and the Board of Directors, Ownership of Stock and Management and Executive Compensation of the Company sections and is incorporated herein by reference.


Item 11. Executive Compensation

         The information required by Item 11 is included in the 2005 Proxy Statement in the Management of the Company and Executive Compensation section and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information required by Item 12 is included in the 2005 Proxy Statement in the Ownership of Stock and Management of the Company and Executive Compensation sections and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

         The information required by Item 13 is included in the 2005 Proxy Statement in Management of the Company and Executive Compensation section and is incorporated herein by reference.


Item 14. Principal Accounting Fees and Services

         The information required by Item 14 is included in the 2005 Proxy Statement in the Audit Information section and is incorporated herein by reference.


                                     PART IV
                                     -------


Item 15. Exhibits, Financial Statement Schedules

         (a) Documents filed as part of this report:

             1. and 2.  Financial Statements and Schedules
                        The information required by this section of Item 15 is set forth in the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm beginning at page F-1 of this Form 10-K. The index to the Financial Statements is set forth at page F-2 of this Form 10-K.

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

                         3.3     Amendment  to  Articles  of  Incorporation,
                                 effective   December  29,  1989.  (Incorporated
                                 herein by reference to the Company's Amend-ment No. 1 to the Registration Statement on Form S-3 (No. 333-10783) filed March 21, 1997.)

                         3.4 Amendment to Articles of Incorporation, effective October 9, 1996. (Incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed October 15, 1996.)

                         3.5 Amendment to Articles of Incorporation, effective October 19, 1992. (Incorporated herein by reference to the Company's Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-10783) filed March 21, 1997.)

                         3.6 Amendment to Articles of Incorporation, effective April 25, 1997. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

                         3.7 Amendment to Articles of Incorporation, effective June 17, 1998 (filed herewith).

                         3.8 Amendment to Articles of Incorporation, effective August 2, 1999 (filed herewith).

                         3.9 Amendment to Articles of Incorporation, effective May 19, 2004. (Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)

                        3.10 Amendments to the Bylaws of the Company. (Incorporated herein by reference to the Company's Annual Report on Form 10-K for
                                 the  year  ended   December  31,  2002,  as
                                 amended.)

                        10.1 Dynex Capital, Inc. 2004 Stock Incentive Plan (filed herewith)

                        21.1 List of consolidated entities of the Company (filed herewith)

                        23.1     Consent of Deloitte & Touche LLP
                                 (filed herewith)

                        31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the
                                 Sarbanes-Oxley    Act   of   2002    (filed
                                 herewith).

                        32.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the
                                 Sarbanes-Oxley    Act   of   2002    (filed
                                 herewith).


         (b)  Exhibits: See Item 15(a)(3) above.

         (c)  Financial Statement Schedules:

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DYNEX CAPITAL, INC.
                                     (Registrant)



April 14, 2005                       -------------------------------------------
                                     Stephen J. Benedetti,
                                     Executive Vice President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                              Capacity                                    Date
---------                                              --------                                    ----



/s/ Stephen J. Benedetti                               Principal Executive Officer                 April 14, 2005
-------------------------------------------------      Principal Financial Officer
Stephen J. Benedetti                                   Principal Accounting Officer



/s/ Thomas B. Akin                                     Director                                    April 14, 2005
-------------------------------------------------
Thomas B. Akin



/s/ J. Sidney Davenport, IV                            Director                                    April 14, 2005
-------------------------------------------------
J. Sidney Davenport, IV



/s/ Leon A. Felman                                     Director                                    April 14, 2005
-------------------------------------------------
Leon A. Felman



/s/ Barry Igdaloff                                     Director                                    April 14, 2005
-------------------------------------------------
Barry Igdaloff



/s/ Donald B. Vaden                                    Director                                    April 14, 2005
-------------------------------------------------
Donald B. Vaden


/s/ Eric P. Von der Porten                             Director                                    April 14, 2005
-------------------------------------------------
Eric P. Von der Porten

                              DYNEX CAPITAL, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS AND

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                           For Inclusion in Form 10-K

                            Annual Report Filed with

                       Securities and Exchange Commission

                                December 31, 2004

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS


Financial Statements:
                                                                     Page

   Report of Independent Registered Public Accounting Firm...........F-3
   Consolidated Balance Sheets
     December 31, 2004 and 2003......................................F-4
   Consolidated Statements of Operations -- Years ended
     December 31, 2004, 2003 and 2002................................F-5
   Consolidated Statements of Shareholders' Equity -- Years ended
     December 31, 2004, 2003 and 2002................................F-6
   Consolidated Statements of Cash Flows -- Years ended
     December 31, 2004, 2003 and 2002................................F-7
   Notes to Consolidated Financial Statements
     December 31, 2004, 2003, and 2002...............................F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dynex Capital, Inc.
Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.



Princeton, New Jersey
April 7, 2005

CONSOLIDATED BALANCE SHEETS
DYNEX CAPITAL, INC.
December 31, 2004 and 2003
(amounts in thousands except share data)

                                                                                    2004                2003
                                                                               ---------------     ---------------
ASSETS
Cash and cash equivalents                                                      $      52,522       $       7,386
Other assets                                                                           4,964               4,174
                                                                               ---------------     ---------------
                                                                                      57,486              11,560
Investments:
  Securitized finance receivables:
     Loans, net                                                                    1,036,123           1,518,613
     Debt securities                                                                 206,434             255,580
  Securities                                                                          87,706              33,275
  Other investments                                                                    7,596              37,903
  Other loans                                                                          5,589               8,304
                                                                               ---------------     ---------------
                                                                                   1,343,448           1,853,675
                                                                               ---------------     ---------------
                                                                               $   1,400,934       $   1,865,235
                                                                               ===============     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse securitization financing                                          $   1,177,280       $   1,679,830
Repurchase agreements                                                                 70,468              23,884
Senior notes                                                                               -              10,049
                                                                                --------------      --------------
                                                                                   1,247,748           1,713,763


Accrued expenses and other liabilities                                                 4,420               1,626
                                                                               ---------------     ---------------
                                                                                   1,252,168           1,715,389
                                                                               ---------------     ---------------

Commitments and Contingencies (Note 16)                                                    -                   -

SHAREHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 50,000,000 shares authorized:
     9.75% Cumulative Convertible Series A,
        None and 493,595 shares issued and outstanding, respectively                       -              11,274
        (None and $16,322 aggregate liquidation preference, respectively)
     9.55% Cumulative Convertible Series B,
        None and 688,189 shares issued and outstanding, respectively                       -              16,109
        (None and $23,100 aggregate liquidation preference, respectively)
     9.73% Cumulative Convertible Series C,
        None and 684,893 shares issued and outstanding, respectively                       -              19,631
        (None and $28,295 aggregate liquidation preference, respectively)
     9.75% Cumulative Convertible Series D,
        5,628,737 and no shares issued and outstanding, respectively                  55,666                   -
        ($58,040 and None aggregate liquidation preference, respectively)
Common stock, par value $.01 per share, 100,000,000 shares authorized,
     12,162,391 and 10,873,903 shares issued and outstanding, respectively               122                 109
Additional paid-in capital                                                           366,896             360,684
Accumulated other comprehensive income (loss)                                          3,817              (3,882)
Accumulated deficit                                                                 (277,735)           (254,079)
                                                                               ---------------     ---------------
                                                                                     148,766             149,846
                                                                                --------------     ---------------
                                                                               $   1,400,934       $   1,865,235
                                                                               ===============     ===============
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
DYNEX CAPITAL, INC.

Years ended December 31, 2004, 2003 and 2002
(amounts in thousands except share data)

                                                          2004                   2003                  2002
                                                   --------------------  ---------------------  --------------------
Interest income:
   Securitized finance receivables                 $        118,647      $        147,297       $       174,999
   Securities                                                 2,535                   773                 1,026
   Other investments                                            335                 3,537                 5,673
   Other loans                                                  706                   608                   441
                                                   --------------------  ---------------------  --------------------
                                                            122,223               152,215               182,139
                                                   --------------------  ---------------------  --------------------

Interest and related expense:
   Non-recourse securitization financing                     98,271               111,056               130,768
   Senior notes and repurchase agreements                       567                 1,849                 2,132
   Other                                                        104                   339                    86
                                                   --------------------  ---------------------  --------------------
                                                             98,942               113,244               132,986
                                                   --------------------  ---------------------  --------------------

Net interest income                                          23,281                38,971                49,153
Provision for loan losses                                   (18,463)              (37,082)              (28,483)
                                                   --------------------  ---------------------  --------------------
Net interest income after provision for loan losses           4,818                 1,889                20,670

Impairment charges                                          (14,756)              (16,355)              (18,477)
Gain (loss) on sale of investments, net                      14,490                 1,555                  (150)
Trading losses                                                    -                     -                (3,307)
General and administrative expenses                          (7,748)               (8,632)               (9,493)
Other (expense) income                                         (179)                  436                 1,397
                                                   --------------------  ---------------------  --------------------
Net loss                                                     (3,375)              (21,107)               (9,360)
Preferred stock (charge) benefit                             (1,819)                6,847                (9,586)
                                                   --------------------  ---------------------  --------------------
Net loss to common shareholders                    $         (5,194)     $        (14,260)      $       (18,946)
                                                   ====================  =====================  ====================

Net loss per common share :
    Basic and diluted                               $     (0.46)          $     (1.31)          $     (1.74)
                                                   ====================  =====================  ====================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
DYNEX CAPITAL, INC.

Years ended December 31, 2004, 2003, and 2002
(amounts in thousands except share data)

                                                                              Accumulated
                                                                                  Other
                                                                 Additional   Comprehensive
                                     Preferred       Common        Paid-in        (Loss)    Accumulated
                                       Stock          Stock        Capital        Income       Deficit      Total
                                    ---------------------------------------------------------------------------------

Balance at January 1, 2002            $  94,588    $     109     $ 364,740    $  3,298      $(220,625)    $242,110

Comprehensive loss:

Net loss - 2002                               -            -             -           -         (9,360)      (9,360)
Change in net unrealized
   gain/(loss) on:
     Investments classified as
       available for sale                     -            -             -      (3,669)             -        (3,669)
     Hedge instruments                        -            -             -      (4,461)             -        (4,461)
                                                                                                        -------------
Total comprehensive loss                                                                                    (17,490)

Conversion of preferred to                   (2)           -             3           -              -             1
   common stock
Dividends on preferred stock                  -            -             -           -         (1,200)       (1,200)
                                    ---------------------------------------------------------------------------------
Balance at December 31, 2002             94,586          109       364,743      (4,832)      (231,185)      223,421

Comprehensive loss:

Net loss - 2003                               -            -             -           -        (21,107)      (21,107)
Change in net unrealized
   gain/(loss) on:
     Investments classified as
       available for sale                     -            -             -         115              -           115
     Hedge instruments                        -            -             -         835              -           835
                                                                                                      -------------
Total comprehensive loss                                                                                    (20,157)

Repurchase of preferred stock           (47,572)           -        (4,059)          -              -       (51,631)
Dividends on preferred stock                  -            -             -           -         (1,787)       (1,787)
                                    ---------------------------------------------------------------------------------
Balance at December 31, 2003             47,014          109       360,684      (3,882)      (254,079)      149,846

Comprehensive loss:

Net loss - 2004                               -            -             -           -         (3,375)       (3,375)
Change in net unrealized
   gain/(loss) on:
     Investments classified as
       available for sale                     -            -             -       4,681              -         4,681
     Hedge instruments                        -            -             -       3,018              -         3,018
                                                                                                       -------------
Total comprehensive income                    -            -             -                                    4,324

Recapitalization                          8,652           13         6,212           -        (16,345)       (1,468)
Dividends on preferred stock                  -            -             -           -         (3,936)       (3,936)
                                   ---------------------------------------------------------------------------------
Balance at December 31, 2004          $  55,666    $     122     $ 366,896    $  3,817      $(277,735)    $ 148,766
=====================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DYNEX CAPITAL, INC.

Years ended December 31, 2004, 2003 and 2002
(amounts in thousands except share data)

                                                                        2004             2003             2002
                                                                   ---------------- ---------------- ----------------
Operating activities:
Net loss                                                              $   (3,375)     $   (21,107)     $   (9,360)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for loan losses                                                 18,463           37,082          28,483
Impairment charges                                                        14,756           16,355          18,477
(Gain) loss on sale of investments                                       (14,490)          (1,555)            150
Amortization and depreciation                                              3,726            3,072           6,446
Net change in other assets and other liabilities                           3,953           (4,031)         (4,266)
                                                                   ---------------- ---------------- ----------------
Net cash and cash equivalents provided by operating activities            23,033           29,816          39,930
                                                                   ---------------- ---------------- ----------------

Investing activities:
Principal payments received on collateral                                286,212          294,785         416,370
Purchase of securities and other investments                             (71,468)         (32,196)       (152,928)
Payments received on securities, other investments and loans              21,601           17,781          17,150
Proceeds from sales of securities and other investments                   32,066            2,937           2,191
Other                                                                        180              245            (444)
                                                                   ---------------- ---------------- ----------------
Net cash and cash equivalents provided by investing activities           268,591          283,552         282,339
                                                                   ---------------- ---------------- ----------------

Financing activities:
Proceeds from issuance of bonds                                            7,377                -         172,898
Principal payments on bonds                                             (286,330)        (301,573)       (428,027)
Repayment of  senior notes                                               (10,872)         (22,030)        (57,994)
Proceeds from recourse debt borrowings                                    46,584           23,884               -
Retirement of preferred stock                                               (648)         (19,552)              -
Dividends paid                                                            (2,599)          (1,787)         (1,199)
                                                                   ---------------- ---------------- ----------------
Net cash and cash equivalents used for financing activities             (246,488)        (321,058)       (314,322)
                                                                   ---------------- ---------------- ----------------
Net increase (decrease) in cash and cash equivalents                      45,136           (7,690)          7,947
Cash and cash equivalents at beginning of period                           7,386           15,076           7,129
                                                                   ---------------- ---------------- ----------------
Cash and cash equivalents at end of period                            $   52,522       $    7,386      $   15,076
                                                                   ================ ================ ================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

December 31, 2004, 2003, and 2002
(amounts in thousands except share and per share data)

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

         The Company also has credit risk on certain investments in its portfolio as discussed in Note 4. An allowance for loan losses has been estimated and established for currently existing losses based on management's judgment. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of currently existing credit losses. Provisions made to increase the allowance related to credit risk are presented as provision for loan losses in the accompanying condensed consolidated statements of operations. The Company's actual credit losses may differ from those estimates used to establish the allowance.

         Certain amounts for 2002 and 2003 have been reclassified to conform to the presentation adopted in 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation of Subsidiaries

         The consolidated financial statements represent the Company's accounts after the elimination of inter-company transactions. The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others. The Company follows the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity. For all other investments, the cost method is applied.

Federal Income Taxes

         The Company believes it has complied with the requirements for qualification as a REIT under the Internal Revenue Code (the "Code"). As such, the Company believes that it qualifies as a REIT for federal income tax purposes, and it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders. The Company uses the calendar year for both tax and financial reporting purposes. There may be differences between taxable income and income computed in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's estimated taxable loss for 2004, excluding net operating losses carried forward from prior years, was $13,276. At December 31, 2004, the Company's cumulative tax operating loss carry-forwards is an estimated $148,917. The Company paid dividends on the Series D Preferred Stock during 2004 of $2,599 or $0.4618 per share, which consisted of $1,358 or $0.2412 per share of ordinary income and $1,241 or $0.2206 per share return of capital. The $1,358 dividends of ordinary income are due to the Company's ownership of residual interests in certain REMIC securitizations.

Investments

         Pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company is required to classify certain investments considered debt securities as either trading, available-for-sale or held-to-maturity.

         Securitized Finance Receivables. Securitized finance receivables consist of collateral pledged to support the repayment of non-recourse securitization financing issued by the Company. Securitized finance receivables include loans and debt securities consisting of, or secured by adjustable-rate and fixed-rate mortgage loans secured by first liens on single family properties, fixed-rate loans secured by first liens on multifamily and commercial properties, and manufactured housing installment loans secured by either a UCC filing or a motor vehicle title. Loans included in securitized finance receivables are reported at amortized cost. An allowance has been established for currently existing losses on such loans. Debt securities included in securitized finance receivables are considered available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income. The basis for any gain/loss on any debt securities sold is computed using the specific identification method. Securitized finance receivables can only be sold subject to the lien of the respective securitization financing indenture, unless the related bonds have been redeemed.

         Other Investments. Other investments include unsecuritized delinquent property tax receivables, securities backed by delinquent property tax receivables, and real estate owned. The unsecuritized delinquent property tax receivables are carried at amortized cost. Securities backed by delinquent property tax receivables were transferred from held-to-maturity to available-for-sale during 2004 and are carried at fair value as of December 31, 2004. As of December 31, 2003, these securities were classified as held-to-maturity and recorded at amortized cost. Other investments include real estate owned acquired through, or in lieu of foreclosure in connection with the servicing of the delinquent tax lien receivables portfolio. Such investments are considered held for sale and are initially recorded at fair value less cost to sell ("net realizable value") at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations if such amount is less than the current amortized cost basis of the real estate owned. Revenue and expenses from operations and changes in the valuation of the real estate owned are included in other income (expense).

         Securities. Securities include debt and equity securities, which are considered available-for-sale under SFAS No. 115 and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income. The basis used to determine the gain/loss on any debt and equity securities sold is the specific identification method and average cost method, respectively.

         Other loans.  Other loans are carried at amortized cost.

         Interest Income. Interest income is recognized when earned according to the terms of the underlying investment and when, in the opinion of management, it is collectible. For loans, the accrual of interest is discontinued when, in the opinion of management, the interest is not collectible in the normal course of business, when the loan is past due and when the primary servicer of the loan fails to advance the interest and/or principal due on the loan. For securities and other investments, the accrual of interest is discontinued when, in the opinion of management, it is probable that all amounts contractually due will not be collected. Loans are considered past due when the borrower fails to make a timely payment in accordance with the underlying loan agreement, inclusive of all applicable cure periods. All interest accrued but not collected for investments that are placed on a non-accrual status or are charged-off is reversed against interest income. Interest on these investments is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Investments are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Premiums, Discounts and Hedging Basis Adjustments

         Premiums and discounts on investments and obligations are amortized into interest income or expense, respectively, over the life of the related investment or obligation using the effective yield method. Hedging basis adjustments on associated debt obligations are amortized over the expected remaining life of the debt instrument. If the indenture for a particular debt obligation provides for a step-up of interest rates on the optional redemption date and the Company has the ability and intent to exercise its call option, then premiums, discounts, and deferred hedging losses are amortized to that optional redemption date. Otherwise, these amounts are amortized over the estimated remaining life of the obligation.

Debt Issuance Costs

         Costs incurred in connection with the issuance of non-recourse debt and recourse debt are deferred and amortized over the estimated lives of their respective debt obligations using the effective yield method.

Derivative Financial Instruments

         On occasion, the Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures ("Interest Rate Agreement") to manage its sensitivity to changes in interest rates. These interest rate agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. At the inception of the Interest Rate Agreement, these instruments are designated as either hedge positions or trading positions using criteria established in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended). If, at the inception of the Interest Rate Agreement, formal documentation is prepared that describes the risk being hedged, identifies the hedging instrument and the means to be used for assessing the effectiveness of the hedge and if it can be demonstrated that the hedging instrument will be highly effective at hedging the risk exposure, the derivative instrument will be designated as a cash flow hedge position. Otherwise, the Interest Rate Agreement will be classified as a trading position.

         For Interest Rate Agreements designated as cash flow hedges, the Company evaluates the effectiveness of these hedges against the financial instrument being hedged. The effective portion of the hedge relationship on an interest rate agreement designated as a cash flow hedge is reported in accumulated other comprehensive income, and the ineffective portion of such hedge is reported in income. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged transaction affects earnings. Derivative instruments are carried at fair value in the financial statements of the Company.

         As a part of the Company's interest rate risk management process, the Company may be required periodically to terminate hedge instruments. Any basis adjustments or changes in the fair value of hedges recorded in other comprehensive income are recognized into income or expense in conjunction with the original hedge or hedged exposure.

         If the underlying asset, liability or commitment is sold or matures, the hedge is deemed partially or wholly ineffective, or the criteria that was executed at the time the hedge instrument was entered into no longer exists, the interest rate agreement no longer qualifies as a designated hedge. Under these circumstances, such changes in the market value of the interest rate agreement are recognized in current income.

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

         Fair Value. Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. Estimates of fair value for securities may be based on market prices provided by certain dealers. Estimates of fair value for certain other securities are determined by calculating the present value of the projected cash flows of the instruments using estimates of market-based discount rates, prepayment rates and credit loss assumptions. The estimate of fair value for securities pledged as securitized finance receivables is determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those the Company believes would be used by third parties in a market purchase. The discount rate used in the determination of fair value of securities pledged as securitized finance receivables was 16% at December 31, 2004 and 2003. Prepayment rate assumptions at December 31, 2004 and 2003 were generally at a "constant prepayment rate," or CPR, were 30% for 2004, and were 30%-50% for 2003, for securitized finance receivables consisting of securities backed by single-family mortgage loans, and a CPR equivalent of 7% for 2004 and 9%-10% for 2003, for securitized finance receivables consisting of securities backed by manufactured housing loans. CPR assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary for each series of securitized finance receivables, depending on the collateral pledged.

         Estimates of fair value for financial instruments are based primarily on management's judgment. Since the fair value of the Company's financial instruments is based on estimates, actual fair values recognized may differ from those estimates recorded in the consolidated financial statements. The fair value of all financial instruments is presented in Note 10.

         Allowance for Loan Losses. An allowance for loan losses has been estimated and established for currently existing probable losses for loans in the Company's investment portfolio. Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience. Where loans are considered homogeneous, the allowance for losses are established and evaluated on a pool basis. Otherwise, the allowance for losses is established and evaluated on a loan-specific basis. Provisions made to increase the allowance are charged as a current period expense. Generally, the Company considers manufactured housing loans to be impaired when they are 30-days past due. The Company also provides an allowance for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired based on default trends, current market conditions and empirical observable performance data on the loans. Single-family loans are considered impaired when they are 60-days past due. Commercial mortgage loans are evaluated on an individual basis for impairment. Generally, a commercial loan with a debt service coverage ratio of less than one is considered impaired. However, based on a commercial loan's details, commercial loans with a debt service ratio less than one may not be considered impaired; conversely, commercial loans with a debt service coverage ratio greater than one may be considered impaired. Certain of the commercial mortgage loans are covered by loan guarantees that limit the Company's exposure on these loans. The level of allowance for loan losses required for these loans is reduced by the amount of applicable loan guarantees. The Company's actual credit losses may differ from the estimates used to establish the allowance.

         Impairments. The Company evaluates all securities in its investment portfolio for other-than-temporary impairments. A security is generally defined to be other-than-temporarily impaired if, for a maximum period of three consecutive quarters, the carrying value of such security exceeds its estimated fair value and the Company estimates, based on projected future cash flows or other fair value determinants, that the fair value will remain below the carrying value for the foreseeable future. If an other-than-temporary impairment is deemed to exist, the Company records an impairment charge to adjust the carrying value of the security down to its estimated fair value. In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.

         The Company considers an investment to be impaired if the fair value of the investment is less than its recorded cost basis. Impairments of other investments are generally considered to be other-than-temporary when the fair value remains below the carrying value for three consecutive quarters. If the impairment is determined to be other-than-temporary, an impairment charge is recorded in order to adjust the carrying value of the investment to its estimated value.

         Mortgage-Related Securities. Income on certain mortgage-related securities is accrued using the effective yield method based upon estimates of future cash flows to be received over the estimated remaining lives of the related securities. Reductions in carrying value are made when the total discounted projected cash flow is less than the Company's basis, based on either the dealers' prepayment assumptions or, if it would accelerate such adjustments, management's expectations of interest rates and future prepayment rates. In some cases, mortgage-related securities may also be placed on non-accrual status.

         Mortgage Servicing Liability. The Company retains the primary servicing rights for certain of its loans, and subcontracts the performance of the primary servicing to unrelated third parties. The Company recognizes a liability for the amount by which the estimated value of the payments to the third-party servicer exceeds the estimated value of the Company's expected servicing cash inflows on the related loans. The value of the mortgage servicing liability is estimated using a discounted cash flow model. The mortgage servicing liability is amortized in proportion to and over the period of the estimated net servicing loss.

Securitization Transactions

         The Company securitizes loans and securities in a securitization financing transaction by transferring financial assets to a wholly owned trust, and the trust issues non-recourse bonds pursuant to an indenture. Generally, the Company retains some form of control over the transferred assets, and/or the trust is not deemed to be a qualified special purpose entity. In instances where the trust is deemed not to be a qualified special purpose entity, the trust is included in the consolidated financial statements of the Company. A transfer of financial assets in which the Company surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. For accounting and tax purposes, the loans and securities financed through the issuance of bonds in a securitization financing transaction are treated as assets of the Company, and the associated bonds issued are treated as debt of the Company as securitization financing. The Company may retain certain of the bonds issued by the trust, and the Company generally will transfer collateral in excess of the bonds issued. This excess is typically referred to as over-collateralization. Each securitization trust generally provides the Company the right to redeem, at its option, the remaining outstanding bonds prior to their maturity date. If the Company does not exercise its option, the interest rates on the bonds issued will increase on rates ranging from 0.30% to 2.0%.

Recent Accounting Pronouncements

         In December 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Professional Accountants (AICPA) issued Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all non-governmental entities, including not-for-profit organizations. SOP No. 03-3 does not apply to loans originated by the entity. The Company has reviewed the implications of SOP No. 03-3 but does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment." This statement supersedes APB Opinion No. 25 and its related implementation guidance. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. This statement is effective for public companies as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company will adopt this statement effective July 1, 2005 and is currently evaluating the impact it will have on net income had the Company adopted the provisions of SFAS No. 123, for each year presented.


NOTE 3 - SECURITIZED FINANCE RECEIVABLES

         The following table summarizes the components of securitized finance receivables as of December 31, 2004 and 2003.

------------------------------------------------------------------------------------------------------------------------------
                                                             2004                                      2003
------------------------------------------------------------------------------------------------------------------------------
Loans, at amortized cost                            $      1,064,137                         $      1,561,977
Allowance for loan losses                                    (28,014)                                 (43,364)
------------------------------------------------------------------------------------------------------------------------------
Loans, net                                                 1,036,123                                1,518,613
Debt securities, at fair value                               206,434                                  255,580
------------------------------------------------------------------------------------------------------------------------------
                                                    $      1,242,557                         $      1,774,193
------------------------------------------------------------------------------------------------------------------------------

         The  following  table  summarizes  the  amortized  cost  basis,   gross
unrealized gains and losses and estimated fair value of debt securities pledged as securitized finance receivables as of December 31, 2004 and 2003.

 -----------------------------------------------------------------------------------------------------------------------------
                                                                                2004                        2003
 -----------------------------------------------------------------------------------------------------------------------------
 Debt securities, available-for-sale, at amortized cost                   $        205,370             $         255,462
 Gross unrealized gains                                                              1,064                           118
 -----------------------------------------------------------------------------------------------------------------------------
 Estimated fair value                                                     $        206,434              $        255,580
 -----------------------------------------------------------------------------------------------------------------------------

         The components of securitized finance receivables at December 31, 2004 and 2003 are as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                    2004                                           2003
----------------------------------------------------------------------------------------------------------------------------
                                  Loans, net        Debt           Total        Loans, net         Debt           Total
                                                 Securities                                     Securities
------------------------------- --------------- -------------- --------------- -------------- --------------- --------------
Collateral:
     Commercial                  $   640,090     $       -      $   640,090     $   758,144    $       -       $   758,144
     Manufactured housing            198,246       149,420          347,666         491,230      172,847           664,077
     Single-family                   225,055        52,753          277,808         317,631       80,468           398,099
                                --------------- -------------- --------------- -------------- --------------- --------------
                                   1,063,391       202,173        1,265,564       1,567,005      253,315         1,820,320
Allowance for loan losses            (28,014)            -          (28,014)        (43,364)           -           (43,364)
Funds held by trustees                   130            43              173             131          147               278
Accrued interest receivable            6,548           202            6,750           9,878        1,594            11,472
Unamortized premiums and
    (discounts), net                  (5,932)        2,952           (2,980)        (15,037)         406           (14,631)
Unrealized gain, net                       -         1,064            1,064               -          118               118
------------------------------- --------------- -------------- --------------- -------------- --------------- --------------
                                 $ 1,036,123      $206,434      $ 1,242,557      $1,518,613     $255,580        $1,774,193
----------------------------------------------------------------------------------------------------------------------------

All of the securitized finance receivables are encumbered by non-recourse securitization financing (see Note 8).

         During the three-months ended December 31, 2004, the Company sold its rights and interests in a securitization trust for $11,888, which resulted in the derecognition of the securitization trust from the Company's financial statements. As part of the de-recognition, the Company was considered to have sold all of the assets and liabilities associated with the trust, which were $219,178 and $226,674, respectively, and resulted in a gain of $17,578. The gain also reflects a mortgage servicing liability of $1,806, which the Company recorded to reflect its obligation to continue to provide the primary servicing on the assets in the trust.

         The fair value of the mortgage servicing liability of $1,806 recorded in connection with the derecognition of the securitization trust discussed above was estimated using a discount rate of 5% and the cash flows were modeled using a CPR and default rate of approximately 7% and 4%, respectively. The mortgage servicing fees are calculated on the outstanding principal balance of the underlying loans, which is projected based on the scheduled principal payments and expected prepayment speeds.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

         The Company reserves for credit risk where it has exposure to losses on loans in its securitized finance receivables portfolio. The allowance for loan losses is included in securitized finance receivables in the accompanying consolidated balance sheets. The following table summarizes the aggregate activity for the allowance for loan losses for the years ended December 31, 2004, 2003 and 2002:

--------------------------------------------------------------------------------
                                           2004           2003          2002
--------------------------------------------------------------------------------
Allowance at beginning of year       $    43,364    $    25,472    $    21,508
Provision for loan losses                 18,463         37,082         28,483
Credit losses, net of recoveries         (17,651)       (19,190)       (24,519)
Transfers                                (16,162)             -              -
--------------------------------------------------------------------------------
Allowance at end of year             $    28,014    $    43,364    $    25,472
--------------------------------------------------------------------------------

         For the year 2004, the Company added $18,463 in provisions for loan losses, $3,218 of which relates to the commercial mortgage loan portfolio and $15,245 of reserves on its manufactured housing loan portfolio. The transfer of $16,162 represents the elimination of the reserves associated with the securitization trust derecognized as described above in Note 3. The Company enhanced its model used to estimate probable losses on its manufactured housing loans for the year ended December 31, 2004 to account for the impact loan modifications have on anticipated losses. If the Company had applied its previous methodology to calculate the allowance for loan losses on manufactured housing, the net loss for the year would have decreased by $2,093 to $11,450 or $0.19 per share.

         The following table presents certain information on commercial mortgage loans that the Company has determined to be impaired.

----------------------------------------------------------------------------------------------------------
                      Total Recorded             Amount for Which There            Amount for Which There
                      Investment in            is a Related Allowance for          is no Related Allowance
December 31,          Impaired Loans                 Credit Losses                    for Credit Losses
----------------------------------------------------------------------------------------------------------
    2002              $  160,563                      $   4,748                       $  155,815
    2003                 191,484                         10,861                          180,623
    2004                  72,431                         17,379                           55,052
----------------------------------------------------------------------------------------------------------

         Certain of the commercial mortgage loans considered impaired in 2003 and 2002 as a result of inadequate debt service coverage on the loan, are not considered impaired in 2004. These loans, which are included in the above table and which had a recorded investment at 2003 and 2002 of $90,088 and $91,690, respectively, had loss reimbursement guarantees from a `AAA'-rated third party insurance company of up to a maximum of $28,739 at December 31, 2003 and 2002. During 2004, approximately $76,382 of these loans repaid in full, and based on the repayment history of the loans and the remaining balance of the guarantee with the third party insurer of approximately $19,536 at December 31, 2004, these loans were deemed not to be impaired for 2004.


NOTE 5 - OTHER INVESTMENTS

         The following table summarizes the Company's other investments for the years ended December 31, 2004 and 2003:

------------------------------------------------------------------------------
                                                          2004          2003
------------------------------------------------------------------------------
 Delinquent property tax receivables and security     $  6,000     $  34,939
 Real estate owned                                       1,595         2,960
 Other                                                       1             4
------------------------------------------------------------------------------
                                                      $  7,596     $  37,903
------------------------------------------------------------------------------

         As of December 31, 2004, delinquent property tax receivables and security include principally a pool of receivables located in Pennsylvania. During the fourth quarter of 2004, the Company began actively pursuing the sale of its Pennsylvania tax lien portfolio and related servicing operations. Consequently, the Company transferred the tax lien receivable security from held-to-maturity to available-for-sale. The tax lien receivable security was transferred at its fair value of $6,000 and the unrecognized loss of $4,891 was recorded as an impairment, because the Company believes the decrease in value represents an other than temporary change. Because of such transfer, the Company was no longer able to assert its intent to hold any of its securities to maturity and, therefore, transferred its other held-to-maturity securities to available for sale. Such securities were transferred at their fair value of $204,154 and the related unrealized gain of $1,064 was recorded in other comprehensive income.

         During 2004, the Company sold its delinquent property tax receivable portfolio and servicing operation located in Cuyahoga County, Ohio, in which it had a basis of approximately $22,260, to a third party for $19,219 resulting in a loss of approximately $3,241, which includes approximately $200 of transaction expenses. Of the $19,219 in consideration received, $700 is being held in escrow for up to one year for customary representations and warranties and is included within Other Assets.

         At December 31, 2004 and 2003, the Company has real estate owned with a current carrying value of $1,595 and $2,960, respectively, resulting from foreclosures on delinquent property tax receivables. Cash collections on all delinquent property tax receivables, including proceeds from sales of real estate owned, amounted to $7,165 and $12,317 during 2004 and 2003, respectively.


NOTE 6 - SECURITIES

         The following table summarizes the Company's amortized cost basis and fair value of securities, all of which are classified as available-for-sale, as of December 31, 2004 and 2003, and the related average effective interest rates:

--------------------------------------------------------------------------------------------------------------
                                                      2004                                2003
--------------------------------------------------------------------------------------------------------------
                                              Fair           Effective           Fair           Effective
                                              Value        Interest Rate         Value        Interest Rate
--------------------------------------------------------- ----------------- ---------------- -----------------
Securities, available-for-sale:
Fixed-rate mortgage securities            $    79,081            4.54%        $    29,713           14.0%
Mortgage-related securities                        28            0.33%                 54           12.7%
Asset-backed security                             381                                   -
Equity securities                               7,438                               3,000
--------------------------------------------------------- ----------------- ---------------- -----------------
                                               86,928                              32,767
Gross unrealized gains                            852                                 517
Gross unrealized losses                           (74)                               (810)
--------------------------------------------------------- ----------------- ---------------- -----------------
Securities, available-for-sale                 87,706                              32,474
Asset-backed security, held-to-maturity             -                                 801
--------------------------------------------------------- ----------------- ---------------- -----------------
                                          $    87,706                         $    33,275
--------------------------------------------------------------------------------------------------------------

         In 2003, securities with little or no remaining recorded investment were receiving interest payments, which caused an unusually large effective interest rate for the aggregate securities balance.

         Purchase of investments. During 2004, the Company purchased a debt security with a principal balance of $62,000 at a premium of $136. In addition, the Company purchased 340,000 shares of common stock in a REIT at a price of $14.50 per share. During the year, 33,500 shares were sold for a gain of $38.

         Sale of investments. Proceeds from sales of securities totaled $530, $482, and none in 2004, 2003 and 2002, respectively. Gross gains of $38, $715, and none and gross losses of none, $26, and none were realized on those sales in 2004, 2003 and 2002, respectively.

         Unrealized gain/loss on securities. At December 31, 2004, unrealized gains on securities were $852 and unrealized losses were $74 on securities with a balance of $61,817, none of which were more than twelve months old as of December 31, 2004.

NOTE 7 - OTHER LOANS

         The following table summarizes the Company's carrying basis for other loans at December 31, 2004 and 2003, respectively.

--------------------------------------------------------------------------------
                                                   2004          2003
--------------------------------------------------------------------------------
Single-family mortgage loans                 $    3,693    $    5,560
Multifamily and commercial mortgage loans         2,878         2,912
--------------------------------------------------------------------------------
                                                  6,571         8,472
Unamortized discounts                              (982)         (168)
--------------------------------------------------------------------------------
                                             $    5,589    $    8,304
--------------------------------------------------------------------------------

NOTE 8 -- NON RECOURSE SECURITIZATION FINANCING

         The Company, through limited-purpose finance subsidiaries, has issued bonds pursuant to indentures in the form of non-recourse securitization financing. Each series of securitization financing may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on securitized finance receivables and any reinvestment income thereon are used to make payments on the securitization financing (see Note 3). The obligations under the securitization financings are payable solely from the securitized finance receivables and are otherwise non-recourse to the Company. The stated maturity date for each class of bonds is generally calculated based on the final scheduled payment date of the underlying collateral pledged. The actual maturity of each class will be directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption at the Company's option according to specific terms of the respective indentures. As a result, the actual maturity of any class of a series of securitization financing is likely to occur earlier than its stated maturity. If the Company does not exercise its option to redeem a class or classes of bonds when it first has the right to do so, the interest rates on the bonds not redeemed will automatically increase from 0.30% to 2.00%. One series of bonds, with a principal balance at December 31, 2004 of $217,142 will reach its optional redemption date in the first quarter 2005. The Company recorded a premium of $7,377 as a result of its redemption and reissuance of certain classes of bonds in a securitization trust during 2004.

         The Company may retain certain bond classes of securitization financing issued, including investment grade classes, financing these retained bonds with equity. Total investment grade bonds at December 31, 2004 and 2003 were $20,000 and carried a rating of `BBB' as rated by a nationally recognized ratings agency. As these limited-purpose finance subsidiaries are included in the consolidated financial statements of the Company, such retained bonds are eliminated in the consolidated financial statements, while the associated repurchase agreements outstanding, if any, are included as recourse debt.

         The components of non-recourse securitization financing along with certain other information at December 31, 2004 and 2003 are summarized as follows:

------------------------------------------------------------------------------------------------------------------
                                                 2004                                      2003
------------------------------------------------------------------------------------------------------------------
                                Bonds Outstanding    Range of Interest    Bonds Outstanding    Range of Interest
                                                           Rates                                     Rates
--------------------------------------------------- -------------------- -------------------- --------------------
Variable-rate classes              $   405,236          2.6% - 3.7%          $   536,381          1.4% - 2.8%
Fixed-rate classes                     760,672         6.3% - 11.5%            1,141,186         6.3% - 11.5%
Accrued interest payable                 5,237                                     7,413
Deferred bond issuance costs            (2,889)                                   (4,428)
Deferred hedge losses                  (22,769)                                  (29,945)
Unamortized net bond premium            31,793                                    29,223
--------------------------------------------------- -------------------- -------------------- --------------------
                                   $ 1,177,280                               $ 1,679,830
------------------------------------------------------------------------------------------------------------------

Range of stated maturities           2009-2033                                 2009-2033
Estimated weighted average life      4.7 years                                 5.0 years
Number of series                        17                                        20
------------------------------------------------------------------------------------------------------------------

         The variable rate classes are based on one-month London InterBank Offered Rate (LIBOR). At December 31, 2004, the weighted-average effective rate of the variable-rate classes was 2.9%, and the weighted-average effective rate of fixed rate classes was 7.6%. The average effective rate of interest for non-recourse securitization financing was 6.3%, 6.2%, and 6.1%, for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 9 - REPURCHASE AGREEMENTS AND SENIOR NOTES

The Company utilizes repurchase agreements and senior notes to finance certain of its investments. The following table summarizes the amounts outstanding and the weighted-average annual rates at December 31, 2004:

---------------------------------------------------------------------------------------------------------------------------
                                                          2004                                      2003
---------------------------------------------------------------------------------------------------------------------------
                                                                 Weighted-                                 Weighted-
                                              Amount          Average Annual         Amount             Average Annual
                                            Outstanding            Rate            Outstanding               Rate
--------------------------------------- -------------------- -------------------- -------------------- --------------------
Repurchase agreements - securities          $    70,468         2.48%             $    23,884                 1.79%
February 2005 Senior Notes                            -            -                   10,049                 9.53%
--------------------------------------- -------------------- -------------------- -------------------- --------------------
                                            $    70,468         2.48%             $    23,884                 4.07%
---------------------------------------------------------------------------------------------------------------------------

         The repurchase agreements mature monthly and bear interest at a spread of 0.13% and 0.24% on a weighted-average basis to one-month LIBOR as of December 31, 2004 and 2003, respectively. The repurchase agreements are secured by fixed-rate mortgage backed securities with a market value as of December 31, 2004 and 2003 of $78,491 and $26,517, respectively.

         The "February 2005 Senior Notes" were issued in connection with a tender offer on the Company's Preferred Stock in February 2003. Principal payments in the amount of $4,010, along with interest payments at a rate of 9.50% per annum, are due quarterly beginning May 2003, with final payment due on February 28, 2005. The Company at its option can prepay the February 2005 Senior Notes in whole or part, without penalty, at any time. The Company redeemed $10,000 of the February 2005 Senior Notes in August 2003 and redeemed the remaining notes outstanding in 2004 as part of the recapitalization described in
Note 13.


NOTE 10 - FAIR VALUE AND ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires the disclosure of the estimated fair value of financial instruments. The following table presents the recorded basis and estimated fair values of the Company's financial instruments as of December 31, 2004 and 2003:

------------------------------------------------------------------------------------------------------------------------------
                                                           2004                                       2003
                                         ------------------------------------------ ------------------------------------------
                                              Recorded                Fair               Recorded                Fair
                                                Basis                Value                 Basis                Value
---------------------------------------- -------------------- --------------------- -------------------- ---------------------
Assets:
  Securitized finance receivables
     Loans, net                           $ 1,036,123          $ 1,096,971           $ 1,518,613          $ 1,572,038
     Debt securities                          206,434              206,434               255,580              255,580
                                         -------------------- --------------------- -------------------- ---------------------
  Securitized finance receivables           1,242,557            1,303,405             1,774,075            1,827,618
  Other investments                             7,596                7,596                34,943               23,714
  Securities                                   87,706               87,706                33,275               33,275
  Other loans                                   5,589                7,872                 8,304               10,258
Liabilities:
  Non-recourse securitization financing     1,177,280            1,236,899             1,679,830            1,741,385
  Repurchase agreements                        70,468               70,468                23,884               23,884
  Senior Notes                                      -                    -                10,049               10,049
------------------------------------------------------------------------------------------------------------------------------

         Estimates of fair value for securitized finance receivables are determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those the Company believes would be used by third parties. The discount rate used in the determination of fair value of securities pledged as securitized finance receivables was 16% at December 31, 2004 and 2003. Prepayment rate assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management's estimate of future prepayment activity. The loss assumptions utilized vary for each series of securitized finance receivables, depending on the collateral pledged. Estimates of fair value for other investments are determined by calculating the present value of the projected net cash flows, inclusive of the estimated cost to service these investments. Estimates of fair value for securities are based principally on market prices provided by certain dealers. Non-recourse securitization financing are both floating and fixed-rate, and fair value is determined for fixed-rate financing based on estimated current market rates for similar instruments.


NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS

         In June 2002, the Company entered into an interest rate swap which matures on June 28, 2005, to mitigate its interest rate risk exposure on $100,000 in notional value of its variable rate non-recourse securitization financing, which finance a like amount of fixed rate assets. Under the agreement, the Company pays interest at a fixed rate of 3.73% on the notional amount and will receive interest based on one month LIBOR on the same amount. This contract has been treated as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of accumulated other comprehensive income. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged transaction affects earnings. During the year ended December 31, 2004, the Company recognized $2,455 in other comprehensive income on this hedge instrument. At December 31, 2004 and 2003, the aggregate accumulated other comprehensive loss on this hedge instrument was $493 and $2,938, respectively. As the repricing dates, interest rate indices and formulae for computing net settlements of the interest rate swap agreement match the corresponding terms of the underlying non-recourse securitization financing being hedged, no ineffectiveness is assumed on this agreement and, accordingly, any prospective gains or losses are included in other comprehensive income until such time as the interest rate swap payments are settled. Over the next six months, the Company expects to reclassify $493 of this other comprehensive loss to interest expense.

         In October 2002, the Company entered into a synthetic three-year amortizing interest-rate swap (using Eurodollar Futures contracts) with an initial notional balance of approximately $81,000 to mitigate its exposure to rising interest rates on a portion of its variable rate non-recourse securitization financing, which finance a like amount of fixed rate assets. This contract is accounted for as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of accumulated other comprehensive income. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged transaction affects earnings. At December 31, 2004, the current notional balance of the amortizing synthetic swap was $20,000, and the remaining weighted-average fixed-rate payable by the Company under the terms of the synthetic swap was 2.70%. During 2004, the Company recognized $572 in other comprehensive income for the synthetic interest-rate swap. At December 31, 2004 and 2003, the aggregate accumulated other comprehensive loss on this hedge instrument was $116 and $688, respectively. During 2004, the Company determined that this hedge instrument ceased to be effective due to a significant deterioration in the correlation between the synthetic interest rate swap cash flow hedge and the financing being hedged, as measured by the correlation between the three-month Eurodollar futures and one-month LIBOR. Accordingly, the Company has discontinued hedge accounting and reflected the changes in market value of the hedge instrument in its statement of operations as other income (expense). The remaining unrealized loss included in other comprehensive income at the time the Company discontinued hedge accounting is being amortized over the remaining term of the hedge exposure. The following tables summarize the Company's derivative positions at December 31, 2004:

----------------------------------------------------------------------------
                             Notional        Fair       Weighted Average
                              Amount        Value       Maturity in Years
----------------------------------------------------------------------------
Interest Rate Swap         $   100,000   $    (493)           0.50
Eurodollar Futures              20,000         (72)           0.72
----------------------------------------------------------------------------
                           $   120,000   $    (565)           0.54
----------------------------------------------------------------------------

NOTE 12 - LOSS PER SHARE

         The following table reconciles the numerator and denominator for both the basic and diluted EPS for the years ended December 31, 2004, 2003, and 2002.

------------------------------------------------------------------------------------------------------------------------------
                                             2004                          2003                            2002
------------------------------- --------------- --------------- --------------- -------------- --------------- ---------------
                                                Weighted-Average                Weighted-Average               Weighted-Average
                                    Income        Number of         Income        Number of        Income        Number of
                                    (loss)          Shares          (loss)         Shares          (loss)          Shares
------------------------------- --------------- --------------- --------------- -------------- --------------- ---------------

Net loss                          $ (3,375)                      $ (21,107)                     $  (9,360)
Preferred stock (charge)            (1,819)                          6,847                         (9,586)
benefit
                                --------------- --------------- --------------- -------------- --------------- ---------------
Net loss available to common
   shareholders                   $ (5,194)        11,272,259    $ (14,260)       10,873,903    $ (18,946)       10,873,871
                                =============== =============== =============== ============== =============== ===============

Net loss per share:
     Basic and diluted EPS                        $     (0.46)                   $     (1.31)                     $   (1.74)
                                                ===============                 ==============                 ===============


Dividends and potentially
   anti-dilutive common
   shares assuming conversion
   of preferred stock:                              Shares                          Shares                         Shares
                                                ---------------                 ---------------                ---------------
     Series A                     $    337             94,403    $   1,252           287,083     $  2,321         496,019
     Series B                          537            131,621        1,745           399,903        3,226         689,354
     Series C                          666            130,990        2,170           398,912        4,039         691,766
     Series D                        3,936          3,491,047            -                 -            -               -
Expense and incremental                  -             21,045            -            20,164           -           15,346
   shares of stock
   appreciation rights
------------------------------------------------------------------------------------------------------------------------------

                                  $  5,476          3,869,106    $   5,167         1,106,062     $  9,586       1,892,485
------------------------------------------------------------------------------------------------------------------------------

         The Company issued 1,288,488 shares of common stock as part of the recapitalization plan completed in May 2004. In 2003 and 2002, the Company did not issue any shares of common stock.

NOTE 13 - PREFERRED AND COMMON STOCK

         The following table presents a summary of the Company's issued and outstanding preferred stock:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                             Dividends Paid Per Share
                                                                     Issue Price   ------------------------------------------
                                                                      Per share        2004           2003          2002
-----------------------------------------------------------------------------------------------------------------------------
Series A 9.75% Cumulative Convertible Preferred Stock ("Series A")     $  24.00      $      -     $   0.8775     $ 0.2925
Series B 9.55% Cumulative Convertible Preferred Stock ("Series B")     $  24.50      $      -     $   0.8775     $ 0.2925
Series C 9.73% Cumulative Convertible Preferred Stock ("Series C")     $  30.00      $      -     $   1.0950     $ 0.3651
Series D 9.75% Cumulative Convertible Preferred Stock ("Series D")     $  10.00      $ 0.6993     $        -     $      -
----------------------------------------------------------------------------------------------------------------------------

         On May 19, 2004, the Company completed a recapitalization plan whereby the Company converted the Series A, Series B, and Series C preferred stock into a new Series D preferred stock and common stock. As part of the recapitalization plan, the Company also exchanged 9.50% Senior Notes due 2007 for Series A, Series B and Series C preferred stock. The remaining shares of Series A, Series B and Series C preferred stock were converted into 5,628,737 shares of Series D preferred stock and 1,288,488 shares of common stock. The Series D preferred stock had an issue price of $10 per share and pays $0.95 per year in dividends. All prior dividends-in-arrears on the Series A, Series B and Series C preferred stock were extinguished.

         The Company is authorized to issue up to 50,000,000 shares of preferred stock. For all series issued, dividends are cumulative from the date of issue and are payable quarterly in arrears. The dividends are equal, per share, to the greater of (i) the per quarter base rate of $0.2375 for Series D, or (ii) the quarterly dividend declared on the Company's common stock. One share of Series D preferred stock is convertible at any time at the option of the holder into one share of common stock. The series is redeemable by the Company at any time, in whole or in part, (i) at a rate of one share of preferred stock for one share of common stock, plus accrued and unpaid dividends, provided that for 20 trading days within any period of 30 consecutive trading days, the closing price of the common stock equals or exceeds the issue price, or (ii) for cash at the issue price, plus any accrued and unpaid dividends.

         In the event of liquidation, the holders of this series of preferred stock will be entitled to receive out of the assets of the Company, prior to any such distribution to the common shareholders, the issue price per share in cash, plus any accrued and unpaid dividends. For purposes of determining net income
(loss) to common shareholders used in the calculation of earnings (loss) per share, preferred stock charge includes the current period dividend accrual amount for the Preferred Stock outstanding for the years ended December 31, 2004, 2003 and 2002 of $3,936, $5,167, and $9,586, respectively. As of December
31, 2004, 2003, and 2002, the total amount of dividends-in-arrears was none, $18,466, and $31,157, respectively. If the Company fails to pay dividends for two quarterly dividend periods or if the Company fails to maintain consolidated shareholders' equity of at least 200% of the aggregate issue price of the Series D preferred stock, then these shares automatically convert into a new series of 9.50% senior notes.

         The following table presents the changes in the number of preferred and common shares outstanding:

------------------------------------------------------------------------------------------------------------------------------
                                                              Preferred Shares                                     Common
                                   Series A        Series B        Series C       Series D         Total           Shares
------------------------------- --------------- --------------- --------------- -------------- --------------- ---------------
January 1, 2002                      992,038       1,378,807       1,383,532               -      3,754,377       10,873,853
Preferred share conversion                 -            (100)              -               -           (100)              50
                                --------------- --------------- --------------- -------------- --------------- ---------------
December 31, 2002                    992,038       1,378,707       1,383,532               -      3,754,277       10,873,903
Tender offer                        (498,443)       (690,518)       (698,639)              -     (1,887,600)               -
                                --------------- --------------- --------------- -------------- --------------- ---------------
December 31, 2003                    493,595         688,189         684,893               -      1,866,677       10,873,903
Recapitalization                    (493,595)       (688,189)       (684,893)      5,628,737      3,762,060        1,288,488
                                --------------- --------------- --------------- -------------- --------------- ---------------
December 31, 2004                          -               -               -       5,628,737      5,628,737       12,162,391
------------------------------------------------------------------------------------------------------------------------------


NOTE 14 - IMPAIRMENT CHARGES

         Impairment charges for 2004, 2003, and 2002 are summarized below. Impairment charges include other-than-temporary impairment of debt securities arising from deteriorating market values of securities backed by manufactured housing loans. Impairment charges for 2002 also included $1,883 for the adjustment to the lower of cost or market for certain delinquent single-family mortgage loans acquired in 2002 which at that time were considered as held-for-sale. During 2004, 2003 and 2002, the Company incurred other-than-temporary impairment charges on its investment in delinquent property tax receivables and valuation adjustments for related real estate owned. These impairments arose from revised projections of collections on the delinquent property tax receivable portfolio, as discussed in Note 5, and lower expected recoveries on real estate owned.

------------------------------------------------------------------------------------------------------------------------------
                                                                      2004                   2003                    2002
--------------------------------------------------------- ---------------------- ---------------------- ----------------------
Debt securities, manufactured housing                         $       9,072         $        5,494         $        15,563
Debt securities, delinquent property tax receivables                  4,891                 10,364                   1,064
Single-family loans                                                       -                      -                   1,850
Other                                                                   793                    497                       -
--------------------------------------------------------- ---------------------- ---------------------- ----------------------
Total impairments                                             $      14,756         $       16,355         $        18,477
------------------------------------------------------------------------------------------------------------------------------


NOTE 15 - EMPLOYEE BENEFITS

Stock Incentive Plan

         Pursuant to the Company's 2004 Stock Incentive Plan, as approved by the shareholders at the Company's 2004 annual shareholders' meeting (the "Employee Incentive Plan"), the Company may grant to eligible officers, directors and employees stock options, stock appreciation rights ("SARs") and restricted stock awards. An aggregate of 1,500,000 shares of common stock is available for distribution pursuant to the Employee Incentive Plan. The Company may also grant dividend equivalent rights ("DERs") in connection with the grant of options or SARs.

     The Company issued 30,000 SARs to an executive during 2001 at an exercise price of $2.00 and which were exercised in 2004. The Company incurred expense of $13, $38 and $85 for SARs and DERs related to the Employee Incentive Plan during 2004, 2003 and 2002, respectively.

         The following table presents a summary of the SARs activity for both the Employee Incentive Plan and the Board Incentive Plan.

----------------------------------------------------------------------------------------------------------------------------
                                                                      Year ended December 31,
                                                    2004                        2003                        2002
---------------------------------------- --------------------------- --------------------------- ---------------------------
                                                        Weighted-                   Weighted-                   Weighted-
                                            Number       Average        Number       Average        Number       Average
                                              Of         Exercise         Of         Exercise         Of         Exercise
                                            Shares        Price         Shares        Price         Shares        Price
---------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
SARs outstanding at beginning of year       30,000       $ 2.00        30,000        $ 2.00        30,000         $ 2.00
SARs granted                                  -               -          -                -          -                 -
SARs forfeited or redeemed                    -               -          -                -          -                 -
SARs exercised                              30,000         2.00          -                -          -                 -
SARs outstanding at end of year               -               -        30,000          2.00        30,000           2.00
---------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------
SARs vested and exercisable                   -          $    -        30,000        $ 2.00        30,000         $ 2.00
----------------------------------------------------------------------------------------------------------------------------

Employee Savings Plan

         The Company provides an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Employee Savings Plan allows eligible employees to defer up to 25% of their income on a pretax basis. The Company matches the employees' contribution, up to 6% of the employees' eligible compensation. The Company may also make discretionary contributions based on the profitability of the Company. The total expense related to the Company's matching and discretionary contributions in 2004, 2003, and 2002 was $122, $136 and $127, respectively. The Company does not provide post employment or post retirement benefits to its employees.

401(k) Overflow Plan

         During 1997, the Company adopted a non-qualifying overflow plan which covers employees who have contributed to the Employee Savings Plan the maximum amount allowed under the Internal Revenue Code. The excess contributions are made to the overflow plan on an after-tax basis. However, the Company partially reimburses employees for the effect of the contributions being made on an after-tax basis. The Company matches the employee's contribution up to 6% of the employee's eligible compensation. There was no reimbursement expense in 2004 or 2003. The total expense related to the Company's reimbursements in 2002 was $11.


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

         As of December 31, 2004, the Company is obligated under non-cancelable operating leases with expiration dates through 2007. Rent and lease expense under those leases was $473, $489, and $442, respectively in 2004, 2003, and 2002. The future minimum lease payments under these non-cancelable leases are as follows:

       --------------------------------------------- -------------------
       Years Ending December 31,
       --------------------------------------------- -------------------
       2005                                                 $  205
       2006                                                     12
       2007                                                     11
       2008                                                      4
       2009 and thereafter                                       -
       --------------------------------------------- -------------------
       Total                                                $  232
       --------------------------------------------- -------------------


NOTE 17 - LITIGATION

         GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. In August 2003, the Pennsylvania legislature enacted a law amending and clarifying certain provisions of the Pennsylvania statute governing GLS' right to the collection of certain interest, costs and expenses. The law is retroactive to 1996, and amends and clarifies that as to items (ii)-(iv) noted above by the Supreme Court, that GLS can charge a full month's interest on a partial month's delinquency, that GLS can charge the taxpayer for legal fees, and that GLS can charge certain fees and costs to the taxpayer at redemption. Subsequent to the enactment of the law, challenges to the retroactivity provisions of the law were filed in separate cases, which did not include GLS as a defendant. In September 2004, the Trial Court in that litigation upheld the retroactive provisions enacted in 2003. Plaintiffs in the case are seeking class action status and have not currently set forth a damage claim. A hearing on the class-action status is currently set for late April 2005. We believe that the ultimate outcome of this litigation will not have a material impact on our financial condition, but may have a material impact on reported results for the particular period presented.

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

         On February 11, 2005, a putative class action lawsuit was filed against the Company, our subsidiary MERIT Securities Corporation, Stephen J. Benedetti and Thomas H. Potts in United States District Court for the Southern District of New York by the Teamsters Local 445 Freight Division Pension Fund. The lawsuit purports to be a class action on behalf of purchasers of MERIT Series 13 securitization financing bonds, which are collateralized by manufactured housing loans. The allegations include federal securities laws violations in connection with the issuance in August 1999 by MERIT Securities Corporation of our MERIT Series 13 bonds.. The suit also alleges fraud and negligent misrepresentations in connection with MERIT Series 13. We are currently evaluating the allegations made in the lawsuit and intend to vigorously defend ourselves against them.

         Although no assurance can be given with respect to the ultimate outcome of the above litigation, we believe the resolution of these lawsuits will not have a material effect on our consolidated balance sheet, but could materially affect our consolidated results of operations in a given year.


NOTE 18 - SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION


--------------------------------------------------------------------------------------------------------------------------
                                                                                      Years ended December 31,
                                                                               2004               2003               2002
--------------------------------------------------------------------------------------------------------------------------
  Cash paid for interest                                                  $   96,473         $  107,737        $  130,654

    Supplemental disclosure of non-cash activities:
    9.75% senior unsecured notes due April 2007 issued in connection
     with recapitalization plan                                                  823                  -                 -
    9.50% senior unsecured notes due February 2005 issued in connection
     with Preferred Stock tender offer                                             -             32,079                 -
    Securitized finance receivables owned subsequently securitized                 -                  -           453,400
    Securities owned subsequently securitized                                      -                  -             2,020
--------------------------------------------------------------------------------------------------------------------------


NOTE 19 - RELATED PARTY TRANSACTIONS

         The Company and Dynex Commercial, Inc., now known as DCI Commercial, Inc ("DCI") have been jointly named in litigation regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company. The Company and DCI entered into a Litigation Cost Sharing Agreement whereby the parties set forth how the costs of defending against litigation would be shared, and whereby the Company agreed to fund all costs of such litigation, including DCI's portion. DCI's cumulative portion of costs associated with litigation and funded by the Company is $3,134 and is secured by the proceeds of any counterclaims that DCI may receive in the litigation. DCI costs funded by the Company are considered loans, and bear simple interest at the rate of Prime plus 8.0% per annum. At December 31, 2004, the total amount due the Company under the Litigation Cost Sharing Agreement, including interest, was $4,034, which has been fully reserved by the Company. DCI is currently wholly owned by ICD Holding, Inc. An executive of the Company is the sole shareholder of ICD Holding.


NOTE 20 - NON-CONSOLIDATED AFFILIATES

         The following tables summarize the financial condition and result of operations of all entities for which the Company accounts for by use of the equity method.

--------------------------------------------------------------------------------
                        Condensed Statement of Operations
------------------------------------------------------------------------------
                        2004           2003               2002
------------------------------------------------------------------------------
Total revenues      $   2,537      $    2,537       $     2,538
Total expenses          1,832           1,948             2,048
Net income                706             589               490
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                            Condensed Balanced Sheet
-----------------------------------------------------------------------------
                                      December 31,
-----------------------------------------------------------------------------
                            2004                     2003
-----------------------------------------------------------------------------
Total assets          $    16,587             $     17,070
Total liabilities          13,533                   14,721
Total equity                3,054                    2,349
-----------------------------------------------------------------------------

         The Company has a 99% limited partnership interest in a partnership that owns a commercial office building located in St. Paul, Minnesota. The building is leased pursuant to a triple-net master lease to a single-tenant and the second mortgage lender has a bargain purchase option to purchase the building in 2007. Rental income derived from the master lease for the term of the lease exactly covers the operating cash requirements on the building, including the payment of debt service. The Company accounts for the partnership using the cost method. The partnership had net income of $706, $589 and $490 for the years ended December 31, 2004, 2003 and 2002, respectively. Due to the bargain purchase option, any increase in basis of the investment due to the accrual of its share of earnings of the partnership is immediately reduced by a charge of a like amount to the same account, given the probability of exercise of the option by the second mortgage lender. The Company's investment in this partnership amounted to $11 at December 31, 2004, 2003 and 2002.

         The Company owns a 1% limited partnership interest in a partnership that owns a low income housing tax credit multifamily housing property located in Texas. In May 2001, the Company sold a 98% limited partnership interest in a partnership to a former director for a purchase price of $198, which was equal to its estimated fair value. By reason of the director's investment in the partnership,  the  Company  has  guaranteed  to  the  director  the  use  of the low-income housing tax credits associated with the property, proportionate to his investment, that are reported annually to the Internal Revenue Service. During 2004, 2003 and 2002, the Company loaned the partnership none, none and $17, respectively. These advances bear interest at a rate of 7.50% and are due on demand. The Company, through its subsidiary Commercial Capital Access One, Inc., has made a first mortgage loan to the partnership secured by the Property, with a current unpaid principal balance of $1,787. As the Company does not have control or exercise significant influence over the operations of this partnership, its investment and advances of $249 at December 31, 2004 are accounted for using the cost method.


NOTE 21 - SUMMARY OF FOURTH QUARTER RESULTS

The following table summarizes selected information for the quarter ended December 31, 2004:

-----------------------------------------------------------------------------
                                                      Fourth Quarter, 2004
-----------------------------------------------------------------------------
Operating results:
Net interest income                                $          4,933
Provisions for losses                                        (1,025)
Net interest income after provision for losses                3,908
Impairment charges                                           (5,187)
Gain of sale of investments                                  17,633
Net income                                                   15,021
Net income to common shareholders                            13,729
-----------------------------------------------------------------------------
Basic earnings per common share                     $          1.13
Diluted earnings per common share                              0.77
-----------------------------------------------------------------------------

         During the three-months ended December 31, 2004, the Company recognized a gain of $17,578 associated with the de-recognition of a securitization trust, as discussed in Note 3. The Company recognized impairment charges of $5,187, made up primarily of $4,891 on its investment in delinquent property tax receivables and related real estate owned.