Form 10-K/A
period 2004-12-31
DYNEX CAPITAL INC
filed 2005-05-02
CIK 826675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K/A

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

DYNEX CAPITAL, INC.

(Exact name of registrant as specified in its charter)

1-9819

(Commission File Number)

Virginia	52-1549373
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4551 Cox Road, Suite 300, Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value Series D 9.50% Cumulative Convertible Preferred Stock, $.01 par value	New York Stock Exchange New York Stock Exchange

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

Yes

☑

No

☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes

☐

No

☑

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $81,488,020 at a closing price on The New York Stock Exchange of $6.70.  Common stock outstanding as of February 28, 2005 was 12,162,391 shares.

DYNEX CAPITAL, INC.

2004 FORM 10-K/A ANNUAL REPORT

TABLE OF CONTENTS

Page

Number

PART III.

Item 10.

Directors and Executive Officers of the Registrant

1

Item 11.

Executive Compensation

3

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

5

Item 13.

Certain Relationships and Related Transactions

7

Item 14.

Principal Accounting Fees and Services

7

SIGNATURE

9

(i)

Item 10.

Directors and Executive Officers of the Registrant

Directors

The following information sets forth as of April 6, 2005, the names, ages, principal occupations and business experience for the Company’s directors. Unless otherwise indicated, the business experience and principal occupations shown for each director has extended five or more years.

Thomas B. Akin (52), has been a director of the Company since May 2003, and Chairman since May 30, 2003.  He also has served as the managing general partner of Talkot Capital, LLC located in Sausalito, California since 1995.  Talkot Capital is the general partner for various limited partnerships investing in both private and public companies.1 From 1991 to 1994, Mr. Akin was the managing director of the Western United States for Merrill Lynch Institutional Services.  Mr. Akin had been the regional director of the San Francisco and Los Angeles regions for Merrill Lynch Institutional Services from 1981 to 1991.  Prior to Merrill Lynch, Mr. Akin was an employee of Salomon Brothers from 1978 to 1981.  Mr. Akin is currently on the board of directors of Acacia Research Inc., Combi Matrix, and Advance Data Exchange.

J. Sidney Davenport (63), has been a director of the Company since its organization in December 1987.  Mr. Davenport retired from The Ryland Group, Inc., a publicly-owned corporation engaged in residential housing construction and mortgage-related financial services, where he was a Vice President from March 1981 to January 1998.  Mr. Davenport was Executive Vice President of Ryland Mortgage Company from April 1992 to January 1998.  Mr. Davenport served as a director of Mentor Income Fund, Inc., a publicly traded closed-end mutual fund, from June 1992 to August 1993.

Leon A. Felman (70), has been a director of the Company since November 2000.  Mr. Felman was a director of Allegiant Bancorp, Inc., a St. Louis, Missouri based bank holding company, from 1992 to 2004, and of Allegiant Bank & Trust Company, Inc., from 2001 to 2004.  Allegiant Bancorp was sold in 2004 and Mr. Felman no longer serves on either board.  Mr. Felman also served on the Audit Committee, the Real Estate Committee and chaired both the Nominating and Corporate Governance Committee and the Ethics Committee while on the Board of Allegiant Bancorp.  From 1968 to 1999, Mr. Felman was the president and chief executive officer of Sage Systems, Inc., which operated twenty-eight Arby’s restaurants in the St. Louis, Missouri metropolitan area.  Mr. Felman currently serves as the managing operating partner of Sage Systems Liquidating Trust, LLC and is the managing partner of Felman Family Partnership, LP. He also serves on the Board of Directors of Pulaski Financial Corporation. He is presently the Chairman of the Nominating & Corporate Governance Committee, member of the Audit Committee and member of the Loan Committee. Additionally, Mr. Felman serves as a member of the Chancellor’s Council for the University of Missouri- St. Louis (UMSL).  Mr. Felman has been a private investor in financial institutions since 1999.  Mr. Felman graduated from Carnegie Institute of Technology with a B.S. in Industrial Administration.

Barry Igdaloff (50), has been a director of the Company since November 2000.  Mr. Igdaloff has been a registered investment advisor and the sole proprietor of Rose Capital in Columbus, Ohio, since 1995.  Mr. Igdaloff graduated from Indiana University in 1976 with a B.S.B. in Accounting and in 1978 graduated from Ohio State University with a J.D. in law.  Mr. Igdaloff is a non-practicing certified public accountant and a non-practicing attorney.

Donald B. Vaden  (68)  has been a director of the  Company  since  January 1988. He is the retired past Chairman of  Residential  Home Funding  Corporation where he served from December 1992 until February 1995. In March 1995, Mr. Vaden resumed  practicing  law  specializing  in  mediation  and  arbitration,  and is certified for general and family mediation by the Supreme Court of Virginia.

Eric P. Von der Porten (47), has been a director of the Company since May 2002.  Since 1997, Mr. Von der Porten has served as the managing member of Leeward Investments, LLC, the general partner of Leeward Capital, L.P.  Mr. Von der Porten earned an A.B. from the University of Chicago and an M.B.A. from the Stanford Graduate School of Business.

________________________

1

Mr. Akin is the managing general partner of Talkot Capital, LLC.  During 1999, Talkot Capital and several other investors invested in Infotec Commercial Systems, Inc. (“Infotec”), a privately held company that provided training in computer technology to businesses throughout the United States.  In 2001, Mr. Akin served as Chairman of the Board of Directors of Infotec, which filed for relief under Chapter VII of the United States Bankruptcy Code resulting in the liquidation of the company’s assets.  The investors of Infotec, including Talkot Capital, did not receive any return on capital.

(1)

Executive Officer

The executive officer of the Company and his position is as follows:

Name	Age	Position(s) Held
Stephen J. Benedetti	42	Executive Vice President, Chief Financial Officer, Secretary and Treasurer

The executive officer serves at the discretion of the Company’s Board of Directors.  Biographical information regarding Mr. Benedetti is set forth below.

Stephen J. Benedetti has served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer since September 2001. As Executive Vice President, Mr. Benedetti serves as the principal executive officer of the Company.  From May 2000 to September 2001, Mr. Benedetti had been the Acting Chief Financial Officer and Acting Secretary.  From October 1997 until August 2001, Mr. Benedetti served as Vice President and Treasurer of the Company; and from September 1994 until December 1998, he served as Vice President and Controller. From March 1992 until September 1994, he served as Director of Accounting and Financial Reporting for National Housing Partnerships, a national multifamily housing syndicator and property management company.  Mr. Benedetti also served as audit manager for Deloitte & Touche from 1985 to 1992, where he provided audit and consulting services to various clients primarily in the financial services and real estate industries.  Mr. Benedetti is a Certified Public Accountant.

Audit Committee

The members of the Audit Committee are Messrs. Von der Porten (Chairman), Felman, Igdaloff and Vaden, all of whom the Board in its business judgment has determined are independent as defined by regulations of the Securities and Exchange Commission and the New York Stock Exchange listing standards.  The Board of Directors also has determined that all of the Committee members are financially literate as defined by the New York Stock Exchange listing standards and that Mr. Igdaloff qualifies as an audit committee financial expert as defined by regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of all Forms 3, 4 and 5 furnished to the Company with respect to transactions in the 2004 year and representations made to the Company by certain reporting persons, the Company knows of no person that failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2004.

Code of Ethics

The Board of Directors has approved a Code of Business Conduct and Ethics for directors, officers and employees of the Company and each of its subsidiaries, including the Company’s chief executive officer (or, in their absence, the principal executive officer) and principal financial officers.  The Code addresses such topics as compliance with applicable laws, conflicts of interest, use and protection of Company assets, confidentiality, dealings with the press and communications with the public, accounting and financial reporting matters, fair dealing, discrimination and harassment and health and safety.  It is available on the Company’s web page at www.dynexcapital.com.  A printed copy of the Code is available to any shareholder upon written request to the Secretary of the Company at the following address:

DYNEX CAPITAL, INC.

4551 Cox Road, Suite 300

Glen Allen, Virginia 23060

(804) 217-5800

(2)

Item 11.

Executive Compensation

Executive Compensation

The Summary Compensation Table below includes individual compensation information for 2004, 2003 and 2002 on the most highly compensated executive officer whose salary and bonus exceeded $100,000 (the “Named Officer”).

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	SARs	All Other Compensation ($)(2)

Stephen J. Benedetti Executive Vice President, Chief Financial Officer, Secretary and Treasurer	2004 2003 2002	189,600 183,960 180,000	128,000 102,000 120,000	(1) (1) (1)	– – –	13,160 12,160 36,365

(1)

Amounts do not include perquisites and other personal benefits, securities or property where the aggregate amount of such compensation to an executive officer is the lesser of either $50,000 or 10% of annual salary and bonus.

(2)

Amount for 2004 consists of matching and profit sharing contributions to the Company’s 401(k) Plan in the amount of $13,000 and Group Term Life Insurance in the amount of $160.

(3)

Stock Appreciation Rights

The Company did not grant any SARs during 2004.  The table below presents information with respect to the total number of SARs exercised by the named officer in 2004 and held by the named officer at December 31, 2004.

Aggregated SAR Exercises in Last Fiscal Year

and Fiscal Year-End SAR Value Table

			Number of Unexercised SARs at 12-31-04		Value of Unexercised In-the-Money SARS at 12-31-04
Name	Number of SARs	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Stephen J. Benedetti	30,000	$136,200	-	-	-	-

Employment Agreements

The Company and Mr. Benedetti are parties to a severance agreement that is effective as of June 11, 2004 and that will stay in effect for the duration of Mr. Benedetti’s employment with the Company.  The severance agreement provides generally that a lump sum payment will be made to Mr. Benedetti under certain circumstances upon his termination of employment with the Company.  Such circumstances include the termination of employment by Mr. Benedetti for “good reason” (as defined in the agreement), such as the occurrence of a change in control of the Company, or the termination of his employment by the Company without “cause” (as defined in the agreement).  In such events, Mr. Benedetti will have the right to receive a lump sum payment equal to the sum of (i) Mr. Benedetti’s base salary and bonus that has accrued but has not been paid, (ii) the equivalent of Mr. Benedetti’s annual base salary of one year for every fifty months that Mr. Benedetti has been employed by the Company prorated for any period of less than fifty months and (iii) any other amounts or benefits Mr. Benedetti is entitled to receive under any plan, program, policy or practice or contract or agreement of the Company.  Mr. Benedetti also will become fully vested in any options, stock appreciation rights or other forms of incentive stock compensation granted to Mr. Benedetti under the 2004 Stock Incentive Plan if he terminates his employment for good reason or if he is terminated without cause.  If a termination under the severance agreement had occurred as of April 6, 2005, the payments due to Mr. Benedetti would have approximately $500,000.

Directors’ Compensation

During 2004, each independent director received an annual fee of $25,000, plus $500 for each meeting of the Board of Directors or committee thereof he attended.

Beginning January 1, 2005, each independent director receives an annual fee of $25,000, plus $1,000 for each meeting of the Board of Directors and Audit Committee he attended and $750 for each meeting of all other committees he attended.  The Chairman of the Board receives an additional annual fee of $15,000, so long as he is not an employee of the Company, and the Chairman of the Audit Committee receives an additional fee of $3,000.

Directors are reimbursed expenses related to their attendance at Board of Director or committee meetings.

In addition, under the Company’s 2004 Stock Incentive Plan, beginning with the 2005 Annual Meeting, of Shareholders the independent directors will receive annually a grant of stock appreciation rights for 5,000 shares of common stock.  The stock appreciation rights will be fully-vested at the grant date, will have a five-year term and will be granted at a strike price at 10% above the market price on the date of grant.  The grant date will be the first Friday following each year’s annual meeting of shareholders.

Compensation Committee Interlocks and Insider Participation

During 2004, no interlocking relationship existed between any member of the Compensation Committee and the Company.

(4)

Item 12.

Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of each of shares of Common Stock and shares of Series D Preferred Stock as of April 6, 2005, by: (a) each director and nominee for director of the Company, (b) the Company’s sole executive officer, (c) all directors and the executive officer of the Company as a group, and (d) all other shareholders known by the Company to be beneficial owners of more than 5% of the outstanding shares of any class of the Company’s stock.

	Common Stock		Series D Preferred Stock
Name	Shares (1)	Percentage (2)	Shares	Percentage (3)
Thomas B. Akin (4) 10 Via El Verano Tiburon, California 94920	2,017,216	15.58%	782,859	13.91%

Stephen J. Benedetti	21,114	*	--	--
J. Sidney Davenport	25,356	*	--	--
Leon A. Felman	149,602 (5)	1.22%	88,998	1.58%
Barry Igdaloff	662,578 (6)	5.22%	521,025	9.26%

Donald B. Vaden	9,483 (7)	*	--	--
Eric P. Von der Porten	159,572 (8)	1.31%	15,764	*

All directors and executive officers as a group (8 persons)	3,044,921	22.44%	1,408,646	25.03%

Rockwood Partners, L.P. (9) Rockwood Asset Management, Inc. Demeter Asset Management, Inc. Jay Buck 35 Mason Street Greenwich, Connecticut 06830	967,805	7.84%	189,438	3.32%

Howard Amster (10) Ramat Securities Ltd. 23811 Chagrin Blvd. #200 Beachwood, Ohio 44122 Amster Trading Company Char- itable Remainder Unitrusts 25812 Fairmount Blvd. Beachwood, Ohio 44122 Tova Financial, Inc. 2562 Biscayne Boulevard Beachwood, Ohio 44122	817,676	6.58%	270,991	4.81%

_______________

*

Percentage of ownership is less than one percent of the outstanding shares of the applicable class.

(1)

All amounts include both shares of Common Stock and shares of Series D Preferred Stock, which are convertible into shares of Common Stock at the option of its holder.

(2)

Each percentage is based on 12,162,391 shares of Common Stock issued and outstanding and is calculated based on the assumption that the beneficial owner has converted all shares of Series D Preferred Stock into shares of Common Stock.

(5)

(3)

Percentage is based on 5,628,737 shares of Series D Preferred Stock issued and outstanding.

(4)

Amount includes 545,838 shares of Common Stock and 462,337 shares of Series D Preferred Stock owned by Talkot Crossover Fund, L.P., of which Mr. Akin is the managing general partner.

(5)

Amount reflects 31,000 shares of Common Stock owned by the Felman Family Partnership LP, 6,589 shares of Common Stock and 14,476 shares of Series D Preferred Stock owned by the Leon A. Felman IRA Rollover, 12,447 shares of Common Stock and 40,611 shares of Series D Preferred Stock owned by the Homebaker Brand Profit Sharing Plan, 7,537 shares of Common Stock and 12,830 shares of Series D Preferred Stock owned by the Leon A. Felman Keogh Profit Sharing Plan, 278 shares of Common Stock and 15,799 shares of Series D Preferred Stock owned by the Leon A. Felman Family Trust, 2,120 shares of Common Stock and 3,410 shares of Series D Preferred Stock owned by HLF Corporation, 278 shares of Common Stock and 835 shares of Series D Preferred Stock owned by the Harriet Felman IRA and 355 shares of Common Stock and 1,037 shares of Series D Preferred Stock owned by the Leon A. Felman IRA.

(6)

Amount includes 77,663 shares of Common Stock and 241,936 shares of Series D Preferred Stock owned by clients of Rose Capital, Inc., of which Mr. Igdaloff is the sole proprietor.  Mr. Igdaloff shares the power to vote and dispose of such shares.

(7)

Amount includes 583 shares of Common Stock owned by Mr. Vaden’s spouse.

(8)

Amount reflects 143,808 shares of Common Stock and 15,764 shares of Series D Preferred Stock owned by Leeward Capital, L.P.  Mr. Von der Porten is the managing member of Leeward Investments, LLC, which is the general partner of Leeward Capital, L.P.

(9)

The information presented is based on a Schedule 13D/A filed by the parties on February 10, 2005.  The Schedule 13D/A reported that each of Rockwood Partners, L.P., Rockwood Asset Management, Inc., Demeter Asset Management, Inc. and Jay Buck has shared power to vote and dispose of 774,167 shares of Common Stock and 189,438 shares of Series D Preferred Stock.  Rockwood Asset Management, Inc. is the general partner of Rockwood Partners, L.P., an investment limited partnership that owns all of the shares reported.  Demeter Asset Management, Inc. provides investment management services to Rockwood Partners, L.P., and Mr. Buck is the owner of both Rockwood Asset Management, Inc. and Demeter Asset Management, Inc.

(10)

The information presented is based on Schedule 13Ds filed by the parties on May 28, 2004 and September 14, 2004, and correspondence received from the parties received on March 21, 2005 as a result of a request by the Company to the parties.  As of the most recent date the information was received, Howard Amster has sole power to vote and dispose of 170,500 shares of Common Stock and shared power to vote and dispose of 112,800 shares of Common Stock, each of Amster Trading Company and Amster Trading Company Charitable Remainder Unitrusts has shared power to vote and dispose of 112,800 shares of Common Stock, Ramat Securities Ltd. has shared power to vote and dispose of 262,019 shares of Common Stock and 234,223 shares of Series D Preferred Stock, and Tova Financial, Inc. has sole power to vote and dispose of 1,366 shares of Common Stock and 5,968 shares of Series D Preferred Stock, and David Zlatin has shared power to vote and dispose of 263,385 shares of Common Stock and 240,191 shares of Series D Preferred Stock.  Mr. Amster is the owner of Amster Trading Company, which funds the Amster Trading Company Charitable Remainder Unitrusts and has the right to change their trustees.  In addition, Mr. Amster and Mr. David Zlatin are the owners of Ramat Securities Ltd., a broker-dealer, and Mr. Zlatin has sole control of voting and dispositive power over all securities owned by that entity.  Mr. Zlatin and his wife Gilda Zlatin are the owners of Tova Financial Inc.

(6)

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2004, with respect to the 2004 Stock Incentive Plan, under which shares of Common Stock are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)

Equity Compensation Plans Approved by Shareholders:
2004 Stock Incentive Plan	_ ________	_ ________	1,500,000 ________

Equity Compensation Plans Not Approved by Shareholders(2)	_	_	_

Total	_ ________	_ ______	1,500,000 __________

(1)

Amounts exclude any securities to be issued upon exercise of outstanding options, warrants and rights.

The Company has issued 121,915 SARs under the 2004 Stock Incentive Plan, since December 31, 2004.

(2)

The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 13.

Certain Relationships and Related Transactions

The Company and Dynex Commercial, Inc., now known as DCI Commercial, Inc (“DCI”), have been jointly named in litigation regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company, Dynex Holding, Inc.  The Company and DCI entered into a Litigation Cost Sharing Agreement whereby the parties set forth how the costs of defending against litigation would be shared, and whereby the Company agreed to fund all costs of such litigation, including DCI’s portion. DCI’s cumulative portion of costs associated with the litigation and funded by the Company is approximately $3.1 million and is secured by the proceeds of any counterclaims that DCI may receive in the litigation.  DCI costs funded by the Company are considered loans, and bear simple interest at the rate of Prime plus 8.0% per annum.  At December 31, 2004, the total amount due the Company under the Litigation Cost Sharing Agreement, including interest, was approximately $4.0 million, which has been fully reserved by the Company.  DCI is currently wholly-owned by ICD Holding, Inc.  Stephen J. Benedetti is currently the sole shareholder of ICD Holding.  For more information on this litigation, see “Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 14.

Principal Accountant Fees and Services

Fees of Independent Public Accountants

The following information is furnished with respect to fees billed for professional services rendered to the Company by Deloitte & Touche LLP for the 2004 and 2003 fiscal years.

Audit Fees. The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2004 and 2003, and for the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services that are normally provided in connection with statutory and regulatory filings and engagements, for those fiscal years were $294,755 for 2004 and $302,406 for 2003.  The Company expects that there will be additional billings from Deloitte & Touche related to the completion of the 2004 audit which have not yet been received.

(7)

Audit Related Fees. The aggregate fees billed by Deloitte & Touche LLP for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under the heading “Audit Fees” above for the fiscal years ended December 31, 2004 and December 31, 2003 were $20,700 and $44,050, respectively.  During 2004, these services included professional services rendered in connection with the Company's recapitalization and the audit of its 401k plan.  During 2003, these services included professional services rendered in connection with the Company’s tender offer for its preferred shares and advanced accounting issues and resulting restatements.

Tax Fees. There were no fees billed by Deloitte & Touche LLP for professional services for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and December 31, 2003.

All Other Fees. There were no fees billed by Deloitte & Touche LLP for any other services rendered to the Company for the fiscal years ended December 31, 2004 and 2003.

Pre-Approval Policies and Procedures

All services not related to the annual audit and quarterly review of the Company’s financial statements, as described above, were pre-approved by the Audit Committee, which concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Charter provides for pre-approval of audit and permitted non-audit services.  The Charter authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.  The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

(8)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.

(Registrant)

May 2, 2005

/s/ Stephen J. Benedetti

Stephen J. Benedetti, Executive Vice President,

Chief Financial Officer and Secretary

(9)