Form 10-Q
period 2005-03-31
DYNEX CAPITAL INC
filed 2005-05-20
CIK 826675

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q
     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period March 31, 2005

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 1-9819

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

On February 28, 2005, the registrant had 12,162,391 shares outstanding of common stock, $.01 par value, which is the registrant's only class of common stock.

================================================================================

                               DYNEX CAPITAL, INC.
                                    FORM 10-Q


                                      INDEX


                                                                                                       Page
PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets at March 31, 2005
                 and December 31, 2004  (unaudited).......................................................1

                 Condensed Consolidated Statements of Operations and Comprehensive Loss
                 for the three months ended March 31, 2005 and 2004  (unaudited)..........................2

                 Condensed Consolidated Statements of Cash Flows for
                 the three months ended March 31, 2005 and 2004  (unaudited)..............................3

                 Notes to Unaudited Condensed Consolidated Financial Statements...........................4

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...........................................11

         Item 3. Quantitative and Qualitative Disclosures about Market Risk..............................24

         Item 4. Controls and Procedures.................................................................26


PART II  OTHER INFORMATION

         Item 1. Legal Proceedings.......................................................................26

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.............................28

         Item 3. Defaults Upon Senior Securities.........................................................28

         Item 4. Submission of Matters to a Vote of Security Holders.....................................28

         Item 5. Other Information.......................................................................28

         Item 6. Exhibits ...............................................................................28


SIGNATURE................................................................................................29

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements
         --------------------

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)

                                                                                   March 31,      December 31,
                                                                                     2005             2004
                                                                                 --------------- ----------------
ASSETS
Cash and cash equivalents                                                        $     60,534     $      52,522
Other assets                                                                            5,770             4,965
                                                                                 ---------------- ---------------
                                                                                       66,304            57,487
Investments:
   Securitized finance receivables:
     Loans, net                                                                       996,076         1,036,123
     Debt securities, available-for-sale                                              195,304           206,434
                                                                                 --------------- -----------------
                                                                                    1,191,380         1,242,557
   Securities                                                                          70,033            87,706
   Other investments                                                                    7,166             7,595
   Other loans                                                                          5,242             5,589
                                                                                 --------------- -----------------
                                                                                    1,273,821         1,343,447
                                                                                 --------------- -----------------
                                                                                 $  1,340,125     $   1,400,934
                                                                                 =============== =================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Non-recourse securitization financing                                            $  1,131,617     $   1,177,280
Repurchase agreements                                                                  59,367            70,468
                                                                                   -------------    --------------
                                                                                    1,190,984         1,247,748

Accrued expenses and other liabilities                                                  4,277             4,420
                                                                                 --------------- -----------------
                                                                                    1,195,261         1,252,168
                                                                                 --------------- -----------------

Commitments and Contingencies (Note 11)                                                     -                 -

SHAREHOLDERS' EQUITY
9.75% Cumulative Convertible Series D Preferred stock, par value $.01 per share,       55,666            55,666
   50,000,000 shares authorized, 5,628,737 shares issued and outstanding
   ($57,624 aggregate liquidation preference)
Common stock, par value $.01 per share, 100,000,000 shares authorized,                    122               122
   12,162,391 shares issued and outstanding
Additional paid-in capital                                                            366,896           366,896
Accumulated other comprehensive income                                                    317             3,817
Accumulated deficit                                                                  (278,137)         (277,735)
                                                                                 --------------- -----------------
                                                                                      144,864           148,766
                                                                                 --------------- -----------------
                                                                                 $  1,340,125     $   1,400,934
                                                                                 =============== =================

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
  OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(amounts in thousands except share data)


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                      -----------------------------------------------
                                                                              2005                      2004
                                                                      ----------------------     --------------------
Interest income:
   Securitized finance receivables                                        $      21,997              $     32,886
   Securities                                                                     1,126                       559
   Other investments                                                                672                        16
   Other loans                                                                      258                       170
                                                                      ----------------------     --------------------
                                                                                 24,053                    33,631
                                                                      ----------------------     --------------------

Interest and related expense:
   Non-recourse securitization financing                                         19,101                    26,872
   Repurchase agreements                                                            454                       242
   Other                                                                             41                        82
                                                                      ----------------------     --------------------
                                                                                 19,596                    27,196
                                                                      ----------------------     --------------------

Net interest income                                                               4,457                     6,435
Provision for loan losses                                                        (2,261)                   (7,200)
                                                                      ----------------------     --------------------

Net interest income (loss) after provision for loan losses                        2,196                      (765)

Impairment charges                                                                 (266)                   (1,661)
Gain (loss) on sale of investments, net                                              79                       (34)
Other income (expense)                                                              417                      (459)
General and administrative expenses                                              (1,492)                   (2,468)
                                                                      ----------------------     --------------------
Net income (loss)                                                                   934                    (5,387)
Preferred stock charge                                                           (1,337)                   (1,191)
                                                                      ----------------------     --------------------
Net loss to common shareholders                                           $        (403)             $     (6,578)
                                                                      ======================     ====================

Change in net unrealized (loss)/gain on:
   Investments classified as available for sale during the period                (3,883)                      259
   Hedge instruments                                                                383                        81
                                                                      ----------------------     --------------------
   Comprehensive loss                                                     $      (2,566)             $     (5,047)
                                                                      ======================     ====================

Net loss per common share:
   Basic and diluted                                                      $      (0.03)              $     (0.60)
                                                                      ======================     ====================


See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
  OF CASH FLOWS (UNAUDITED)
(amounts in thousands)


                                                                                        Three Months Ended
                                                                                            March 31,
                                                                             ----------------------------------------
                                                                                 2005                   2004
                                                                           ------------------     ------------------
 Operating activities:
   Net income (loss)                                                           $       934            $    (5,387)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Provision for loan losses                                                     2,261                  7,200
       Impairment charges                                                              266                  1,661
       (Gain) loss on sale of investments                                              (79)                    34
       Amortization and depreciation                                                   407                  1,946
       Net change in other assets, accrued expenses and other liabilities             (900)                    28
                                                                           ------------------     ------------------
          Net cash and cash equivalents provided by operating activities             2,889                  5,482
                                                                           ------------------     ------------------

 Investing activities:
   Principal payments received on securitized finance receivables                   45,831                 49,401
   Payments received on other investments, securities, and other loans              12,624                  5,559
   Proceeds from sales of securities and other investments                           5,168                    290
   Purchases of or advances on other investments                                       (92)                  (318)
   Other                                                                               102                     75
                                                                           ------------------     ------------------
          Net cash and cash equivalents provided by investing activities            63,633                 55,007
                                                                           ------------------     ------------------

 Financing activities:
   Principal payments on non-recourse securitization financing                     (46,072)               (50,168)
   Repayment of repurchase agreement borrowings                                    (11,101)                (2,379)
   Repayment of senior notes                                                             -                (10,049)
   Dividends paid                                                                   (1,337)                     -
                                                                           ------------------     ------------------
          Net cash and cash equivalents used for financing activities              (58,510)               (62,596)
                                                                           ------------------     ------------------
 Net increase (decrease) in cash and cash equivalents                                8,012                 (2,107)
 Cash and cash equivalents at beginning of period                                   52,522                  7,386
                                                                           ------------------     ------------------
 Cash and cash equivalents at end of period                                    $    60,534            $     5,279
                                                                           ==================     ==================

 Supplement disclosures of cash flow information:
      Cash paid for interest                                                   $    18,892            $    25,419
                                                                           ==================     ==================

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

March 31, 2005
(amounts in thousands except share and per share data)


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

In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

The Company uses estimates in establishing fair value for its financial instruments. Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. Securities are both fixed-rate and adjustable-rate. Estimates of fair value for securities are based on market prices provided by certain dealers, when available. Estimates of fair value for certain other securities, including securities pledged as securitized finance receivables, are determined by calculating the present value of the projected cash flows of the instruments using market-based assumptions such as estimated future interest rates and estimated market spreads to applicable indices for comparable securities, and using collateral based assumptions such as prepayment rates and credit loss assumptions based on the most recent performance and anticipated performance of the underlying collateral.

The Company also has credit risk on loans in its  portfolio as discussed in Note
5. An allowance for loan losses has been estimated and established for currently existing losses in the loan portfolio, which are deemed probable as to their occurrence. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses. Provisions made to increase the allowance for loan losses are presented as provision for losses in the accompanying condensed consolidated statements of operations. The Company's actual credit losses may differ from those estimates used to establish the allowance.

Certain reclassifications have been made to the financial statements for 2004 to conform to the presentation adopted in 2005.


NOTE 2 -- SUBSEQUENT EVENTS

On April 25, 2005, the Company completed the redemption of the outstanding classes of the SASCO 2002-9 series of securitization financing. The redeemed bonds are held by the Company and will, therefore, remain outstanding. The redemption was financed with approximately $25,000 of cash and $170,000 of repurchase agreement financing.

In addition, on May 9, 2005, the Company sold certain securitized manufactured housing loans and securities, for a net $9,000. The sale is expected to result in the removal of approximately $372,000 in securitized finance receivable assets, net of reserves, and $369,000 in securitization financing borrowings from the Company's balance sheet. The Company expects to record a gain in excess of $8,000 on the sale. These investments were considered non-core assets for the Company.


NOTE 3 -- NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is presented on both a basic and diluted per common share basis. Diluted net income (loss) per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method and stock appreciation rights, to the extent that there are rights outstanding, using the treasury stock method, but only if these items are dilutive. The Series D preferred stock is convertible into one share of common stock for each share of preferred stock. The following table reconciles the numerator and denominator for both the basic and diluted net income (loss) per common share for the three months ended March 31, 2005 and 2004.

--------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended March 31,
                                                               2005                              2004
--------------------------------------------------------------------------------------------------------------------
                                                                  Weighted-Average                      Weighted-
                                                                    Number of                            Average
                                                        Income        Shares             Income         Number of
                                                        (loss)                           (loss)          Shares
                                                    ---------------------------     --------------------------------

  Net income (loss)                                   $     934                       $  (5,387)
  Preferred stock charge                                 (1,337)                         (1,191)
                                                    -------------                   ---------------
  Net  loss to common shareholders                    $    (403)    12,162,391        $  (6,578)        10,873,903
  Effect of dividends and additional shares of
     preferred stock                                          -              -                -                  -
                                                    ------------- -------------     --------------- ----------------
  Diluted                                             $    (403)    12,162,391        $  (6,578)        10,873,903
                                                    ============= =============     =============== ================

  Net loss per share:
     Basic and diluted                                             $  (0.03)                         $    (0.60)
                                                                  =============                     ================

  Reconciliation  of shares included in calculation of earnings per share due to anti-dilutive effect:
         Conversion of Series A preferred stock       $       -               -       $     289            246,798
         Conversion of Series B preferred stock               -               -             402            344,094
         Conversion of Series C preferred stock               -               -             500            342,446
         Dividends and assumed conversion of              1,337       5,628,737               -                  -
           Series D preferred stock
         Expense and incremental shares of stock
           appreciation rights                                -            257                -             17,830
                                                    ------------- -------------     --------------- ----------------
                                                      $   1,337       5,628,994       $   1,191            951,168
                                                    ============= =============     =============== ================

--------------------------------------------------------------------------------------------------------------------


NOTE 4 -- SECURITIZED FINANCE RECEIVABLES

The following table summarizes the components of securitized finance receivables at March 31, 2005 and December 31, 2004:

--------------------------------------------------------------------------------------------------------------------
                                                                               March 31,          December 31, 2004
                                                                                  2005
--------------------------------------------------------------------------------------------------------------------
  Loans, at amortized cost                                                    $  1,023,757           $  1,064,137
  Allowance for loan losses                                                        (27,681)               (28,014)
--------------------------------------------------------------------------------------------------------------------
  Loans, net                                                                       996,076              1,036,123
  Debt securities, at fair value                                                   195,304                206,434
--------------------------------------------------------------------------------------------------------------------
                                                                              $  1,191,380           $  1,242,557
--------------------------------------------------------------------------------------------------------------------

The following table summarizes the amortized cost basis, gross unrealized gains and estimated fair value of debt securities pledged as securitized finance receivables at March 31, 2005 and December 31, 2004:

----------------------------------------------------------------------------------------------------------------------
                                                                               March 31,            December 31, 2004
                                                                                  2005
----------------------------------------------------------------------------------------------------------------------
  Debt securities, at amortized cost                                          $   197,125               $   205,370
  Gross unrealized (losses) gains                                                  (1,821)                    1,064
----------------------------------------------------------------------------------------------------------------------
  Estimated fair value                                                        $   195,304               $   206,434
----------------------------------------------------------------------------------------------------------------------

The components of securitized finance receivables at March 31, 2005 and December 31, 2004 are as follows:

-------------------------------------------------------------------------------------------------------------------
                                             March 31, 2005                          December 31, 2004
-------------------------------------------------------------------------------------------------------------------
                                                  Debt         Total       Loans, net       Debt         Total
                                 Loans, net    Securities                                Securities
-------------------------------------------------------------------------------------------------------------------
Collateral:
     Commercial                  $   621,257   $        -    $   621,257   $   640,090    $        -   $  640,090
     Manufactured housing            193,356      144,943        338,299       198,246       149,420      347,666
     Single-family                   208,288       49,130        257,418       225,055        52,753      277,808
                                -----------------------------------------------------------------------------------
                                   1,022,901      194,073      1,216,974     1,063,391       202,173    1,265,564
Allowance for loan losses            (27,681)           -        (27,681)      (28,014)            -      (28,014)
Funds held by trustees                   131          119            250           130            43          173
Accrued interest receivable            6,373          205          6,578         6,548           202        6,750
Unamortized    discounts   and
    premiums, net                     (5,648)       2,728         (2,920)       (5,932)        2,952       (2,980)
Unrealized (loss) gain, net                -       (1,821)        (1,821)            -         1,064        1,064
-------------------------------------------------------------------------------------------------------------------
                                 $   996,076   $  195,304    $ 1,191,380   $ 1,036,123    $  206,434   $1,242,557
-------------------------------------------------------------------------------------------------------------------

All of the securitized finance receivables are encumbered by non-recourse securitized financing.


NOTE 5 -- ALLOWANCE FOR LOAN LOSSES

The Company reserves for probable estimated credit losses on loans in its investment portfolio. The following table summarizes the aggregate activity for the allowance for loan losses for the three months ended March 31, 2005 and 2004:

--------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended March 31,
                                                        ------------------------------------------------------------
                                                                   2005                           2004
--------------------------------------------------------------------------------------------------------------------
Allowance at beginning of period                           $       28,014                 $       43,364
Provision for loan losses                                           2,261                          7,200
Credit losses, net of recoveries                                   (2,594)                        (4,576)
--------------------------------------------------------------------------------------------------------------------
Allowance at end of period                                 $       27,681                 $       45,988
--------------------------------------------------------------------------------------------------------------------

The following table presents certain information on commercial mortgage loans that the Company has determined to be impaired. Impaired loans at March 31, 2005 declined from December 31, 2004 due to the repayment of approximately $8,350 of impaired loans during the first quarter.

--------------------------------------------------------------------------------------------------------------------
                                                        Amount For Which There Is         Amount For Which There Is
                          Total Recorded Investment      A Related Allowance For          No Related Allowance For
                            In Impaired Loans                   Loan Losses                      Loan Losses
--------------------------------------------------------------------------------------------------------------------
March 31, 2005                  $   56,601                      $  18,500                     $   38,101
December 31, 2004                   72,431                         17,379                         55,052
--------------------------------------------------------------------------------------------------------------------


NOTE 6 -- OTHER INVESTMENTS

The following table summarizes the Company's other investments at March 31, 2005 and December 31, 2004:

--------------------------------------------------------------------------------------------------------------------
                                                                             March 31, 2005        December 31, 2004

--------------------------------------------------------------------------------------------------------------------
  Delinquent property tax receivable securities, at amortized cost             $     5,736           $     6,000
  Real estate owned                                                                  1,430                 1,595
--------------------------------------------------------------------------------------------------------------------
                                                                               $     7,166           $     7,595
--------------------------------------------------------------------------------------------------------------------

At March 31, 2005 and December 31, 2004, the Company had real estate owned with a current carrying value of $1,430 and $1,595, respectively. Real estate owned is acquired from foreclosures on delinquent property tax receivables. During the three months ended March 31, 2005 and March 31, 2004, the Company collected an aggregate of $876 and $1,800, respectively, on delinquent property tax receivables and securities, including net sales proceeds from related real estate owned.


NOTE 7 -- SECURITIES

The following table summarizes the fair value of the Company's securities classified as available-for-sale, at March 31, 2005 and December 31, 2004:

--------------------------------------------------------------------------------------------------------------------
                                                             March 31, 2005                December 31, 2004
--------------------------------------------------------------------------------------------------------------------
                                                          Fair         Effective         Fair          Effective
                                                         Value       Interest Rate       Value       Interest Rate
--------------------------------------------------------------------------------------------------------------------
Securities, available-for-sale:
  Fixed-rate mortgage securities                       $  67,503         4.61%       $  79,462           4.54%
  Mortgage-related securities                                 25         0.33%              28           0.33%
  Equity security                                          2,530                         7,438
--------------------------------------------------------------------------------------------------------------------
                                                          70,058                        86,928
Gross unrealized gains                                       197                           852
Gross unrealized losses                                     (222)                          (74)
--------------------------------------------------------------------------------------------------------------------
                                                       $  70,033                     $  87,706
--------------------------------------------------------------------------------------------------------------------


NOTE 8 -- RECOURSE DEBT

The Company utilizes repurchase agreements, which are recourse to the Company, to finance certain of its investments. The Company had $59,367 and $70,468 of repurchase agreements outstanding as of March 31, 2005 and December 31, 2004, respectively. The repurchase agreements were collateralized by securities with a fair value of $65,426 and $78,491 as of March 31, 2005 and December 31, 2004, respectively.


NOTE 9 -- PREFERRED STOCK

At March 31, 2005 and December 31, 2004, the total liquidation preference, which includes accrued dividends payable, on the Preferred Stock was $57,624 and $58,040, respectively. There was $1,337 ($0.2375 per share) of accrued dividends payable on the Series D Preferred Stock as of both March 31, 2005 and December 31, 2004.


NOTE 10 -- DERIVATIVE FINANCIAL INSTRUMENTS

In June 2002, the Company entered into an interest rate swap which matures on June 28, 2005, to mitigate its interest rate risk exposure on $100,000 in notional value of its variable rate non-recourse securitization financing, which finance a like amount of fixed rate assets. Under the agreement, the Company will pay interest at a fixed rate of 3.73% on the notional amount and will receive interest based on one-month London Inter-Bank Offering Rate ("LIBOR") on the same amount. This contract has been treated as a cash flow hedge with changes in the value of the hedge being reported as a component of accumulated other comprehensive income. During the three months ended March 31, 2005, the Company recognized $327 in other comprehensive income on this position. At March 31, 2005, the aggregate accumulated other comprehensive loss on this hedge instrument was $165. As the repricing dates, interest rate indices and formulae for computing net settlements of the interest rate swap agreement match the corresponding terms of the underlying securitization financing being hedged, no ineffectiveness is assumed on this agreement and, accordingly, any prospective gains or losses are included in other comprehensive income. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged transaction affects earnings.

In October 2002, the Company entered into a synthetic three-year amortizing interest-rate swap (using Eurodollar Futures contracts) with an initial notional balance of approximately $81,000 to mitigate its exposure to rising interest rates on a portion of its variable rate non-recourse securitization financing, which finance a like amount of fixed rate assets. During 2004, the Company determined that this instrument, which previously qualified for hedge accounting, ceased to be effective due to a significant deterioration in the correlation between the synthetic interest rate swap cash flow hedge and the financing being hedged, as measured by the correlation between the three-month Eurodollar futures and one-month LIBOR. Accordingly, the Company has discontinued hedge accounting and reflected the changes in market value of the hedge instrument in its statement of operations as other income (expense). The remaining unrealized loss included in other comprehensive income at the time the Company discontinued hedge accounting is being amortized over the remaining term of the hedge exposure. At March 31, 2005, the aggregate accumulated other comprehensive loss on this hedge instrument was $60. During March 2005, the company settled the remaining three Eurodollar contracts and recognized trading gains of $30 and interest expense of $56.


NOTE 11 -- COMMITMENTS AND CONTINGENCIES

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. The lower trial court had set the hearing on the class-action status for late April 2005, but the hearing was delayed until no earlier than June 2005. In August 2003, the Pennsylvania legislature enacted a law amending and clarifying certain provisions of the Pennsylvania statute governing GLS' right to the collection of certain interest, costs and expenses. The law is retroactive to 1996, and amends and clarifies that as to items (ii)-(iv) noted above by the Supreme Court, that GLS can charge a full month's interest on a partial month's delinquency, that GLS can charge the taxpayer for legal fees, and that GLS can charge certain fees and costs to the taxpayer at redemption. Subsequent to the enactment of the law, challenges to the retroactivity provisions of the law were filed in separate cases, which did not include GLS as a defendant. In September 2004, the Trial Court in that litigation upheld the retroactive provisions enacted in 2003. Plaintiffs have appealed in that case. The Company believes that the ultimate outcome of this litigation will not have a material impact on our financial condition, but may have a material impact on reported results for the particular period presented.

The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., were defendants in state court in Dallas County, Texas in the matter of Basic Capital Management et. al. (collectively, "BCM" or "the Plaintiffs") versus Dynex Commercial, Inc. et. al. The suit was filed in April 1999 originally against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. The complaint, which was further amended during pretrial proceedings, alleged that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160,000 "master" loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9,000. The trial commenced in January 2004 and in February 2004, the jury in the case rendered a verdict in favor of one of the plaintiffs and against the Company on the alleged breach of the loan agreements for tenant improvements and awarded that plaintiff damages in the amount of $253. The jury also awarded the Plaintiffs' attorneys fees in the amount of $2,100. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively. The jury found in favor of DCI on the alleged $9,000 loan commitment, but did not find in favor of DCI for counterclaims made against BCM. After considering post-trial motions, the presiding judge entered judgment in favor of the Company and DCI, effectively overturning the verdicts of the jury and dismissing damages awarded by the jury. Plaintiffs have filed an appeal. DCI is a former affiliate of the Company, and the Company believes that it will have no obligation for amounts, if any, awarded to the plaintiffs as a result of the actions of DCI.

On February 11, 2005, a putative class action lawsuit was filed against the Company, our subsidiary MERIT Securities Corporation, Stephen J. Benedetti and Thomas H. Potts in United States District Court for the Southern District of New York by the Teamsters Local 445 Freight Division Pension Fund. The lawsuit purports to be a class action on behalf of purchasers of MERIT Series 13 securitization financing bonds, which are collateralized by manufactured housing loans. The allegations include federal securities laws violations in connection with the issuance in August 1999 by MERIT Securities Corporation of our MERIT Series 13 bonds. The suit also alleges fraud and negligent misrepresentations in connection with MERIT Series 13. The Company is currently evaluating the allegations made in the lawsuit and intends to vigorously defend itself against them.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on the Company's condensed consolidated balance sheet, but could materially affect consolidated results of operations in a given year.


NOTE 12 -- STOCK BASED COMPENSATION

On January 2, 2005, the Company granted 126,297 stock appreciation rights (SAR) to certain of its employees and officers under the Dynex Capital, Inc. 2004 Stock Incentive Plan. The SARs vest over the next four years in equal annual installments, expire on December 31, 2011 and have an exercise price of $7.81 per share, which was the market price of the stock on the grant date.

The Company has elected to follow the intrinsic value method in accounting for its stock based compensation issued to employees and non-employee directors. Accordingly, the Company did not recognize compensation expense upon the issuance of its stock appreciation rights, because the term was fixed and the exercise price equaled the market price of the underlying stock on the date of the grant.

If the Company had applied the fair value method to SARs granted to employees using the Black-Scholes pricing model, the Company would have recorded approximately $16 of compensation expense resulting in pro forma net loss to common shareholders of $419 for the first quarter of 2005, which would have had no effect on pro forma net loss per common share on a basic and diluted basis.


NOTE 13 -- RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), Share-Based Payment (FAS 123R). This statement supersedes APB Opinion No. 25 and its related implementation guidance. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. This statement is effective for public companies as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company will adopt this statement effective January 1, 2006. The Company presented the amount that would have been recorded in general and administrative expense for the quarter ended March 31, 2005 if the Company had adopted the provisions of FAS 123R in Note 12 above.

In September 2004, the FASB Board directed the FASB Staff to delay the effective date for adoption of paragraphs 10-20 of Emerging Issues Task Force ("EITF") Issue 03-1, "The Meaning of Other-Than-Temporary Impairment," until the issuance of implementation guidance for debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. The delay of the effective date for paragraphs 10-20 of EITF 03-1 will be superseded upon final issuance of Statement of Financial Position "FSP" EITF Issue 03-1-a. The Company has reviewed this statement and does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

The following discussion and analysis of the financial condition and results of operations of the Company for the three months ended March 31, 2005 should be read in conjunction with the Company's Unaudited Condensed Consolidated
Financial Statements and the accompanying Notes to Unaudited Condensed Consolidated Financial Statements included in this report.

The Company is a financial services company, which invests in loans and securities principally consisting of, or secured by, single family mortgage loans, commercial mortgage loans, manufactured housing installment loans and delinquent property tax receivables. The loans and securities in which the Company invests have generally been pooled and pledged to a securitization trust (i.e. securitized) as collateral for non-recourse bonds ("non-recourse securitization financing"), which provides long-term financing for such loans while limiting credit, interest rate and liquidity risk. The Company earns the net interest spread between the interest income on the loans and securities in its investment portfolio and the interest and other expenses associated with the non-recourse securitization financing. The Company also collects payments from property owners on its investment in delinquent property tax receivables.

In recent years, the Company elected to sell certain non-core assets, improving its financial flexibility by converting investments into cash, and the Company completed a restructuring of its equity capital while simultaneously eliminating preferred dividends in arrears. The Company's total investment portfolio assets over the last four quarters have declined approximately $516 million to $1.27 billion at March 31, 2005. During that time, the Company has improved its liquidity, as cash and cash equivalents is now $60.5 million compared to $5.3 million at March 31, 2004. In 2004, the Company also restructured its preferred stock resulting in the elimination or payment-in-kind of $18.5 million in dividends in arrears.

In addition, on May 9, 2005, the Company sold certain securitized manufactured housing loans and securities, for a net $9.0 million. The sale is expected to result in the removal of approximately $372 million in securitized finance receivable assets, net of reserves, and $369 million in securitization financing borrowings from the Company's balance sheet. The Company expects to record a gain on the sale in excess of $8.0 million on the sale. These investments were considered non-core assets for the Company and contributed $981 thousand in net interest income and $150 thousand of net cash flows for the first quarter of 2005. The Company anticipates being able to replace the income and cash flows quickly once the Company begins to substantively reinvest its capital.

In our securitization trusts, we have retained the right to redeem outstanding securitization financing bonds based on percentages of the original financing that remains outstanding, or at a certain date. Securitization financing bonds with an outstanding balance of approximately $200 million at March 31, 2005 and secured by approximately $208 million in single-family loans were redeemed in April 2005. The redemption of these bonds, which at the date of the redemption had declined to $195.7 million, was financed with approximately $170.7 million of repurchase agreement financing and $25.0 million of the Company's capital. The Company anticipates reissuing these bonds during 2005.


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

Generally, the Company considers manufactured housing loans to be impaired when they are thirty-days past due. The Company also provides an allowance for currently existing credit losses within outstanding manufactured housing loans that are current as to payment but which the Company has determined to be impaired based on default trends, current market conditions and empirical observable performance data on the loans. Single-family loans are considered impaired when they are sixty-days past due. Commercial mortgage loans are evaluated on an individual basis for impairment. Generally, a commercial loan with a debt service coverage ratio of less than one is considered impaired. However, based on a commercial loan's details, commercial loans with a debt service coverage ratio less than one may not be considered impaired; conversely, commercial loans with a debt service coverage ratio greater than one may be considered impaired. Certain of the commercial mortgage loans are covered by loan guarantees that limit the Company's exposure on these loans. The level of allowance for loan losses required for these loans is reduced by the amount of applicable loan guarantees. The Company's actual credit losses may differ from the estimates used to establish the allowance.

                               FINANCIAL CONDITION
                               -------------------

Below is a discussion of the Company's financial condition.

-------------------------------------------------------------------------------------------------------------------
(amounts in thousands except per share data)                                March 31, 2005    December 31, 2004
-------------------------------------------------------------------------------------------------------------------
Investments:
Securitized finance receivables:
  Loans, net                                                             $         996,076      $     1,036,123
  Debt securities                                                                  195,304              206,434
Securities                                                                          70,033               87,706
Other investments                                                                    7,166                7,595
Other loans                                                                          5,242                5,589

Non-recourse securitization financing                                            1,131,617            1,177,280
Repurchase agreements                                                               59,367               70,468

Shareholders' equity                                                               144,864              148,766
Common book value per share                                              $            7.28      $          7.60
-------------------------------------------------------------------------------------------------------------------

Securitized finance receivables. Securitized finance receivables decreased to $1.19 billion at March 31, 2005 compared to $1.24 billion at December 31, 2004. This decrease of $51.2 million is primarily the result of $44.6 million of paydowns on the collateral, $2.3 million of additions to the allowance for loan losses, $3.4 million of cash payments received applied to principal, $2.1 million of net interest accretion and $2.9 million of unrealized losses on a debt security.

Securities. Securities decreased during the three months ended March 31, 2005 by $17.7 million, to $70.0 million at March 31, 2005 from $87.7 million at December 31, 2004 due to principal payments of $11.9 million, the sale of $4.9 million of equity securities and a net $0.8 million decrease in the fair value of available-for-sale securities.

Other investments. Other investments at March 31, 2005 consist primarily of a security collateralized by delinquent property tax receivables. Other investments decreased from $7.6 million at December 31, 2004 to $7.2 million at March 31, 2005. This decrease is primarily the result of pay-downs and proceeds from sales of real estate owned properties which together totaled of $0.8 million during the quarter and other than temporary impairment charges of $0.1 million. These decreases were partially offset by interest accruals of $0.4 million on the security and additional advances for collections of $0.1 million.

Other loans. Other loans decreased by $0.4 million from $5.6 million at December 31, 2004 to $5.2 million at March 31, 2005 as the result of pay-downs during the period.

Non-recourse securitization financing. Non-recourse securitization financing decreased $45.7 million, from $1.18 billion at December 31, 2004 to $1.13 billion at March 31, 2005. This decrease was primarily a result of principal payments received of $44.6 million on the associated finance receivables pledged which were used to pay down the non-recourse securitization financing in accordance with the respective indentures. Additionally, for certain securitizations, surplus cash in the amount of $1.6 million was retained within the security structure and used to repay non-recourse securitization financing outstanding, instead of being released to the Company, as certain performance triggers were not met in such securitizations. These decreases were partially offset by amortization of discounts of $0.7 million.

Repurchase Agreements. Repayments of repurchase agreements of $11.1 million reduced the outstanding balance to $59.4 million as of March 31, 2005 compared to $70.5 million as of December 31, 2004.

Shareholders' equity. Shareholders' equity decreased to $144.9 million at March 31, 2005 from $148.8 million at December 31, 2004. This decrease was primarily the result of a net decrease in accumulated other comprehensive income of $3.9 million on investments available-for-sale and preferred stock dividends of $1.3 million. These decreases were partially offset by net income of $0.9 million and $0.4 million of deferred gains on hedging instruments.

                              RESULTS OF OPERATIONS

-----------------------------------------------------------------------------------------------
                                                                     Three Months Ended
                                                                          March 31,
                                                               --------------------------------
(amounts in thousands except per share information)                2005              2004
-----------------------------------------------------------------------------------------------

Net interest income                                              $   4,457        $   6,435
Net interest income (loss) after provision for loan losses           2,196             (765)
Impairment charges                                                    (266)          (1,661)
General and administrative expenses                                 (1,492)          (2,468)
Net income (loss)                                                      934           (5,387)

Net loss per common share:
     Basic and diluted                                           $    (0.03)      $  (0.60)
-----------------------------------------------------------------------------------------------

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004. The increase in net income and decrease in net loss per common share during the three months ended March 31, 2005 as compared to the same period in 2004 is primarily the result of a $4.9 million decrease in provision for loan losses, and $1.4 million decrease in impairment charges, and a decrease in general and administrative expense and other income (expense) of $1.9 million, offset by a decrease net interest income of $2.0 million.

Net interest income decreased from $6.4 million to $4.5 million for the quarter ended March 31, 2005 from the same period in 2004. Net interest income decreased primarily as a result of a decline in overall interest earning assets and a decline in the net interest spread earned on the investment portfolio from 1.21% to 0.73% for the three-month periods ended March 31, 2004 and 2005, respectively, as discussed below. Net interest income after provision for loan losses for the three months ended March 31, 2005 increased to $2.2 million from a loss of $0.8 million for the same period for 2004. Provision for loan losses decreased by $4.9 million from $7.2 million in 2004 to $2.3 million in the current period due primarily to the sale in 2004 of the Company's rights and interests in a securitization trust containing manufactured housing loans and the subsequent derecognition of said securitization trust. There were also no provisions for loan losses on the Company's remaining manufactured housing loans for the first quarter of 2005 due to their impending sale as discussed in Note 2 to the condensed financial statements.

Impairment charges for the three months ended March 31, 2004 were $0.3 million compared to $1.7 million for the same period in 2004. The $1.4 million decrease of impairment losses for the three-months ended March 31, 2005 compared to the same period in 2004 reflects other than temporary impairment of its investment in delinquent property tax receivables and REO properties in 2004 that was not experienced in 2005.

General and administrative expense decreased to $1.5 million for the three-months ended March 31, 2005 from $2.5 million for the same period in 2004. This decrease was primarily the result of the reductions in compensation expense and litigation costs incurred during the three months ended March 31, 2004 that were not experienced in 2005.

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

                  Average Balances and Effective Interest Rates

-------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended March 31,
                                                         ----------------------------------------------------------
                                                                    2005                          2004
                                                         ----------------------------------------------------------
                                                             Average      Effective       Average      Effective
                                                             Balance         Rate         Balance         Rate
                                                         ---------------  ------------ --------------- ------------

Interest-earning assets:(1)
   Securitized finance receivables(2)                      $  1,226,852        7.17%     $  1,768,007      7.44%
   Securities                                                    72,807        5.69%           28,412      7.87%
   Cash                                                          54,200        2.21%            8,636      0.75%
   Other loans                                                    7,092       14.53%            8,227      8.25%
   Other investments                                              7,394       20.14%                -         -
                                                         ---------------  ------------ --------------- ------------
     Total interest-earning assets                         $  1,368,346        7.00%     $  1,813,282      7.42%
                                                         ===============  ============ =============== ============

Interest-bearing liabilities:
   Non-recourse securitization financing(3)                $  1,147,513        6.49%     $  1,681,370      6.26%
   Repurchase agreements                                         69,216        2.62%           22,773      1.45%
   Senior notes                                                       -           -             6,700      9.50%
                                                         ---------------  ------------ --------------- ------------
     Total interest-bearing liabilities                    $  1,216,729        6.27%     $  1,710,843      6.21%
                                                         ===============  ============ =============== ============
Net interest spread on all investments(3)                                      0.73%                       1.21%
                                                                          ============                 ============
Net yield on average interest-earning assets(3)(4)                             1.43%                       1.56%
                                                                          ============                 ============
-------------------------------------------------------------------------------------------------------------------

   (1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to record available-for-sale securities at fair value.
   (2) Average balances exclude funds held by trustees of $233 and $335 for the three months ended March 31, 2005 and 2004, respectively.
   (3) Effective rates are calculated excluding non-interest related collateralized bond expenses. If included, the effective rate on interest-bearing liabilities would be 6.44% and 6.36% for the three months ended March 31, 2005 and 2004.
   (4) Net yield on average interest-earning assets reflects net interest income excluding non-interest related collateralized bond expenses divided by average interest earning assets for the period, annualized.

The net interest spread decreased 48 basis points, to 0.73% for the three months ended March 31, 2005 from 1.21% for the same period in 2004. The net yield on average interest earning assets for the three months ended March 31, 2005 also decreased relative to the same period in 2004, to 1.43% from 1.56%. The decline in the Company's net interest spread can be attributed to decreasing yields on interest-earning assets and increases in the cost of interest-bearing liabilities. Yields on interest earning assets declined as a significant portion of the investment portfolio has been converted to cash, as the Company acquired in late 2004 a $60 million fixed rate security with a yield of 3.83% and as adjustable interest earning assets continue to decline due to sales and prepayments. Interest-bearing liability costs increased by 6 basis points for the three month period ended March 31, 2005, compared to the same period in 2004 due primarily to increases in one-month LIBOR and the repayment in 2004 of higher rated, lower yield bond classes. This has been moderated by an increase in repurchase agreement financing with yields tied to one-month LIBOR. The average One-Month LIBOR rate increased to 2.64% for the three-month period ended March 31, 2005 compared to 1.10% for the three-month period ended March 31, 2004. The average six-month LIBOR rate decreased to 3.08% for the three-month period ended March 31, 2005 compared to 1.18% for the same period in 2004.

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

---------------------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended March 31, 2005 vs.
                                                                              Three Months Ended March 31, 2004
(amounts in thousands)                                                          Rate         Volume         Total
---------------------------------------------------------------------------------------------------------------------

Securitized finance receivables                                             $   (1,148)   $   (9,741)   $  (10,889)
Securities                                                                        (192)          668           476
Other investments                                                                  291           365           656
Other loans                                                                        114           (26)           88
---------------------------------------------------------------------------------------------------------------------

Total interest income                                                             (935)       (8,734)       (9,669)
---------------------------------------------------------------------------------------------------------------------

Securitization financing                                                           472        (8,179)       (7,707)
Senior notes                                                                       (80)          (80)         (160)
Repurchase agreements                                                              111           261           372
---------------------------------------------------------------------------------------------------------------------

Total interest expense                                                             503        (7,998)       (7,495)
---------------------------------------------------------------------------------------------------------------------

Net interest income                                                         $   (1,438)   $     (736)   $   (2,174)
---------------------------------------------------------------------------------------------------------------------

Note: The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table excludes non-interest related dividends on equity securities, securitization financing expense, other interest expense and provision for credit losses.

From March 31, 2004 to March 31, 2005, average interest-earning assets declined $445 million, or approximately 25%. Approximately half of that decline resulted from the derecognition of a securitization trust collateralized by manufactured housing loans. Another large portion of such reduction relates to paydowns on the Company's adjustable-rate single-family mortgage loans and manufactured housing loans. The Company's portfolio as of March 31, 2005 consists of $231.5 million of adjustable rate assets and $1.1 billion of fixed-rate assets. The Company currently finances approximately $216.8 million of the fixed-rate assets with non-recourse LIBOR based floating-rate liabilities. As short-term interest rates continue to increase, the downward resetting of the single-family ARM loans will reverse and the cost of interest-bearing liabilities will continue to increase, with the reduction of net interest spread in future periods depending on how quickly the rates increase.

Interest Income and Interest-Earning Assets. At March 31, 2005, $1.1 billion of the investment portfolio consists of loans and securities which pay a fixed-rate of interest, and approximately $231.5 million of the investment portfolio is comprised of loans and securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 69% of the ARM loans underlying the ARM securities and securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR; approximately 14% of the ARM loans are indexed to and reset based upon the level of the one-year Constant Maturity Treasury (CMT) index. The Company finances its investment portfolio with principally non-recourse securitization financing. At March 31, 2005, approximately $740 million of fixed-rate bonds and $380 million of adjustable rate bonds were outstanding. The following table presents a breakdown, by principal balance, of the Company's securitized finance receivables and securities by type of underlying loan. This table excludes mortgage-related securities, other investments and unsecuritized loans.

                       Investment Portfolio Composition(1)
                                 ($ in millions)
--------------------------------------------------------------------------------------------------------------------
                                                                   Other Indices
                             LIBOR Based          CMT Based          Based ARM        Fixed-Rate
                              ARM Loans           ARM Loans            Loans            Loans              Total
--------------------------------------------------------------------------------------------------------------------
2004, Quarter 1         $       235.3      $        46.5      $        45.0      $     1,479.0      $     1,805.8
2004, Quarter 2                 215.8               41.9               40.8            1,443.1            1,741.6
2004, Quarter 3                 196.1               38.8               39.5            1,335.8            1,610.2
2004, Quarter 4                 176.7               34.5               37.6            1,112.8            1,361.6
2005, Quarter 1                 163.7               32.9               34.9            1,069.1            1,300.6
--------------------------------------------------------------------------------------------------------------------

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

The following table summarizes the aggregate principal amount of certain investments of the Company; the direct credit exposure retained by the Company (represented by the amount of over-collateralization pledged and subordinated securities owned by the Company), net of the credit reserves and discounts maintained by the Company for such exposure; and the actual credit losses incurred for each quarter presented. Credit Exposure, Net of Credit Reserves is based on the credit risk retained by the Company for the loans and securities pledged to the securitization trust, from an economic point of view. The table includes any subordinated security retained by the Company. The Company's credit exposure, net of credit reserves was substantially unchanged from 2004.

The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $26.6 million and a remaining deductible aggregating $0.5 million on $29.3 million of securitized single family mortgage loans which are subject to such reimbursement agreements; guarantees aggregating $19.5 million on $200.0 million of securitized commercial mortgage loans, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; and $95.8 million of securitized single family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 77% on such policies before the Company would incur losses. This table excludes any credit exposure on unsecuritized loans and other investments.

                    Credit Reserves and Actual Credit Losses
                                 ($ in millions)

--------------------------------------------------------------------------------------------------------------------
                                                                                              Credit Exposure, Net
                             Outstanding          Credit Exposure,            Actual         Of Credit Reserves To
                            Loan Principal             Net Of                 Credit            Outstanding Loan
                               Balance            Credit Reserves             Losses                Balance
--------------------------------------------------------------------------------------------------------------------
2004, Quarter 1              $      1,775.1        $          54.3           $     6.0               3.06%
2004, Quarter 2                     1,716.1                   48.0                 8.0               2.80%
2004, Quarter 3                     1,613.4                   39.8                 6.5               2.47%
2004, Quarter 4                     1,296.5                   39.9                 4.6               3.08%
2005, Quarter 1                     1,245.8                   39.4                 2.6               3.16%
--------------------------------------------------------------------------------------------------------------------

The following table summarizes single family mortgage loan, manufactured housing loan and commercial mortgage loan delinquencies as a percentage of the outstanding collateral balance for those securities in which the Company has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding securitized finance receivables balance have decreased to 6.16% at March 31, 2005 from 6.60% at March 31, 2004 primarily due to the sale of certain securitized finance receivable investments in the fourth quarter of 2004 where the Company had credit risk on the assets sold. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. As of March 31, 2005, management believes the level of credit reserves is appropriate for currently existing losses.

                           Delinquency Statistics (1)

---------------------------------------------------------------------------------------------------------------------
                           30 to 60 days           60 to 90 days         90 days and over
                            delinquent              delinquent             delinquent (2)              Total
---------------------------------------------------------------------------------------------------------------------
2004, Quarter 1                3.46%                   0.52%                    2.62%                  6.60%
2004, Quarter 2                3.04%                   2.17%                    4.85%                 10.04%
2004, Quarter 3                2.53%                   0.46%                    4.64%                  7.63%
2004, Quarter 4                1.27%                   0.32%                    5.38%                  6.97%
2005, Quarter 1                1.35%                   0.42%                    4.39%                  6.16%
---------------------------------------------------------------------------------------------------------------------

   (1)  Excludes other investments and unsecuritized loans.
   (2)  Includes foreclosures, repossessions and REO.

General and Administrative Expense. The following tables present a breakdown of general and administrative expense by category and business unit.

---------------------------------------------------------------------------------------------------------------------
                                                               Corporate/Investment
                                       Servicing               Portfolio Management                 Total
---------------------------------------------------------------------------------------------------------------------
2004, Quarter 1                        $ 1,008.9                $     1,459.6                     $  2,468.5
2004, Quarter 2                            986.8                      1,028.1                        2,014.9
2004, Quarter 3                            930.3                        916.8                        1,847.1
2004, Quarter 4                            557.5                        859.8                        1,417.3
2005, Quarter 1                            525.2                        966.4                        1,491.6
---------------------------------------------------------------------------------------------------------------------

General and administrative expense decreased to $1.5 million for the three-months ended March 2005 from $2.5 million for the same period in 2004. This decrease was primarily the result of reduced compensation expense, primarily in the tax lien servicing operation, and legal fees incurred in the first quarter of 2004.


                        RECENT ACCOUNTING PRONOUNCEMENTS
                        --------------------------------

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

In September 2004, the FASB Board directed the FASB Staff to delay the effective date for adoption of paragraphs 10-20 of Emerging Issues Task Force ("EITF") Issue 03-1, "The Meaning of Other-Than-Temporary Impairment," until the issuance of implementation guidance for debt securities that are impaired solely due to interest rates and/or sector spreads and analyzed for other-than-temporary impairment under paragraph 16 of EITF 03-1. The delay of the effective date for paragraphs 10-20 of EITF 03-1 will be superseded upon final issuance of Statement of Financial Position "FSP" EITF Issue 03-1-a. The Company has reviewed this statement and does not believe that its adoption will have a significant impact on its financial position, results of operations or cash flows.

Non-GAAP Information on Securitized Finance Receivables and
 Non-Recourse Securitization Financing
-----------------------------------------------------------

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

The Company estimates the fair value of its net investment in collateralized bond securities as the present value of the projected cash flow from the collateral, adjusted for the impact of and assumed level of future prepayments and credit losses, less the projected principal and interest due on the bonds owned by third parties. The Company master services three of its collateral for collateralized bond securities. Structured Asset Securitization Corporation (SASCO) Series 2002-9 is master-serviced by Wells Fargo Bank. CCA One Series 2 and Series 3 are master-serviced by Bank of New York. Monthly payment reports for those securities master-serviced by the Company may be found on the Company's website at www.dynexcapital.com.

Below is a summary as of March 31, 2005, by each series of the Company's net investment in securitized finance receivables where the fair value exceeds $0.5 million. The following tables show the Company's net investment in each of the securities presented below on both a principal balance and amortized cost basis, as those terms are defined above. The accompanying condensed consolidated financial statements of the Company present the securitized finance receivables as an asset, and present the associated securitization financing bond obligation as a non-recourse liability. In addition, the Company carries only its investment in MERIT Series 11 at fair value. As a result, the table below is not meant to present the Company's investment in securitized finance receivables or the non-recourse securitization financing in accordance with generally accepted accounting principles applicable to the Company's transactions. See below for a reconciliation of the amounts included in the table to the Company's condensed consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                 Principal
                                                      Principal       Balance of       Principal       Amortized
                                                       Balance      Collateralized      Balance        Cost Basis
 Securitized Financing                                    Of             Bonds             Of              Of
         Bond                                         Collateral    Outstanding to        Net             Net
      Series (1)             Collateral Type           Pledged       Third Parties     Investment      Investment
--------------------------------------------------------------------------------------------------------------------

MERIT Series 11         Securities backed by         $     206,416    $     179,842   $      26,574    $     15,698
                        single-family mortgage
                        and manufactured housing
                        loans

MERIT Series 12         Manufactured housing loans         193,356          182,567          10,789           1,068

SASCO 2002-9            Single family loans                208,288          200,417           7,871          11,406

MCA Series 1            Commercial mortgage loans           67,199           62,474           4,725           1,024

CCA One Series 2        Commercial mortgage loans          214,121          192,018          22,103          13,260

CCA One Series 3        Commercial mortgage loans          339,937          299,976          39,961          46,825
--------------------------------------------------------------------------------------------------------------------
                                                     $   1,229,317    $   1,117,294   $     112,023    $     89,281
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

--------------------------------------------------------------------------------------------------------------------
(amounts in thousands)
                                                                                                   Non-recourse
                                                                                Securitized       Securitization
                                                                            Finance Receivables      Financing
--------------------------------------------------------------------------------------------------------------------

Principal balances per the above table                                        $   1,229,317       $   1,117,294
Principal balance of security excluded from above table                               2,480               2,542
Recorded impairments on debt securities                                             (14,823)                  -
Premiums and discounts                                                               (2,920)              6,672
Accrued interest and other                                                            5,007               5,109
Allowance for loan losses (1)                                                       (27,681)                  -
--------------------------------------------------------------------------------------------------------------------
Balance per condensed consolidated financial statements                       $   1,191,380       $   1,131,617
--------------------------------------------------------------------------------------------------------------------

  (1) Allowance for loan losses includes $15,448 for commercial loans, $11,808 for manufactured housing loans, and $425 for single-family loans.

The following table summarizes the fair value of the Company's net investment in securitized finance receivables securities, the various assumptions made in estimating value, and the cash flow received from such net investment during the three months ended March 31, 2005. As the Company does not present its investment in non-recourse securitization financing on a net investment basis and carries only its investment in MERIT Series 11 at fair value, the table below is not meant to present the Company's investment in securitized finance receivables or non-recourse securitization financing in accordance with generally accepted accounting principles applicable to the Company's transactions.

--------------------------------------------------------------------------------------------------------------------
                                               Fair Value Assumptions                   ($ in thousands)
                     -----------------------------------------------------------------------------------------------


                                                             Projected cash                          Cash flows
Collateralized Bond   Weighted-average                      flow termination  Fair value of net  received in 2005,
       Series        prepayment speeds        Losses              date          investment (1)        net (2)
--------------------------------------------------------------------------------------------------------------------

MERIT Series 11        30% CPR on SF    4.2% annually on   Anticipated final   $      8,519 (5)   $         637
                       securities; 8%   MH loans           maturity in 2025
                         CPR on MH
                         securities

MERIT Series 12            7% CPR       3.6% annually on   Anticipated final            736 (5)             249
                                        MH loans           maturity in 2027

SASCO 2002-9              28% CPR       0.10% annually     Anticipated call          14,573               1,388
                                                           date in 2005

MCA One Series 1            (3)         1.00% annually     Anticipated final          2,751                 264
                                                           maturity in 2018

CCA One Series 2            (4)         0.80% annually     Anticipated call          12,764                 430
                                                           date in 2010

CCA One Series 3            (4)         1.20% annually     Anticipated call          22,114                 104
                                                           date in 2009
------------------------------------------------------------------------------------------------------------------
                                                                               $     61,457       $       3,072
------------------------------------------------------------------------------------------------------------------

  (1) Calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows were based on the forward LIBOR curve as of March 31, 2005, and incorporate the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.
   (2) Cash flows received by the Company during the three months ended March 31, 2005, equal to the excess of the cash flows received on the collateral pledged, over the cash flow requirements of the collateralized bond security
   (3) Computed at 0% CPR through June 2008 due to prepayment lockouts and yield maintenance provisions
   (4) Computed at 0% CPR until the respective call date due to prepayment lockouts and yield maintenance provisions
   (5) The Company executed an agreement subsequent to the end of the quarter to sell certain of its interest in Merit Series 11 and Merit Series 12 for $8.0 million and retained the servicing rights related to the Series. The retained servicing rights were valued at approximately $2.5 million and $0.7 million for MERIT Series 11 and 12, respectively, and was estimated using the assumptions in the table above. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of the transaction.

The above tables illustrate the Company's estimated fair value of its net investment in securitized finance receivables. In its condensed consolidated financial statements, the Company carries its investments at amortized cost, except for its investment in MERIT Series 11, which it carries at estimated fair value. Inclusive of recorded allowance for loan losses of $27.7 million, the Company's net investment in collateralized bond securities is approximately $59.8 million. This amount compares to an estimated fair value, utilizing a discount rate of 16%, of approximately $61.5 million, as set forth in the table above.

The following table compares the fair value of the non-GAAP disclosure of these investments at various discount rates, but otherwise using the same assumptions as set forth for the two immediately preceding tables:

--------------------------------------------------------------------------------------------------------------------
                          Fair Value of Net Investment
--------------------------------------------------------------------------------------------------------------------
    Collateralized
      Bond Series                 12%                    16%                    20%                    25%
--------------------------------------------------------------------------------------------------------------------

MERIT Series 11A             $     9,931            $     8,519            $     7,441            $     6,406
MERIT Series 12-1                    713                    736                    741                    732
SASCO 2002-9                      16,430                 14,573                 13,146                 11,774
MCA One Series 1                   3,295                  2,751                  2,323                  1,908
CCA One Series 2                  15,205                 12,764                 10,795                  8,852
CCA One Series 3                  25,274                 22,114                 19,396                 16,521
--------------------------------------------------------------------------------------------------------------------
                             $    70,848            $    61,457            $    53,842            $    46,193
--------------------------------------------------------------------------------------------------------------------


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

The Company has historically financed its operations from a variety of sources. Currently, the Company's primary source for funding its operations is principally the cash flow generated from the investment portfolio, which includes net interest income and principal payments and prepayments on these investments. From the cash flow on its investment portfolio, the Company funds its operating overhead costs, including the servicing of its delinquent property tax receivables, repays any remaining recourse debt, and makes additional investments. Should the Company's future operations require access to sources of capital such as lines of credit and repurchase agreements, the Company believes that it would be able to access such sources.

The Company's cash flow from its investment portfolio for the quarter ended March 31, 2005 was approximately $10.8 million, inclusive of proceeds received on the sale of investments. Such cash flow is after payment of principal and interest on the associated non-recourse securitization financing (i.e., non-recourse debt) outstanding. From the cash flow on its investment portfolio, the Company funds its operating overhead costs, including the servicing of its delinquent property tax receivables, and repays any remaining recourse debt.

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

Non-recourse securitization financing. Dynex, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of non-recourse securitization financing to fund the majority of its investment portfolio. The obligations under the non-recourse securitization financing are payable solely from the securitized finance receivables and are otherwise non-recourse to the Company. The maturity of each class of non-recourse securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At March 31, 2005, Dynex had $1.1 billion of non-recourse securitization financing outstanding. Approximately $740 million of the non-recourse securitization financing carries a fixed rate of interest, and approximately $380 million carries a rate of interest, which adjusts monthly based on One-Month LIBOR.

Repurchase agreements. The Company uses repurchase agreements to finance certain of its investments. As of March 31, 2005, the Company had $59.4 million of repurchase agreements financing approximately $65.4 million of mortgage-backed securities. Subsequent to the end of the first quarter, the Company financed the redemption of the outstanding bonds of a securitization financing with approximately $170 million of repurchase agreements, as discussed in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" above.


                           FORWARD-LOOKING STATEMENTS
                           --------------------------

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

Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

Economic Conditions. The Company is affected by general economic conditions. An increase in the risk of defaults and credit risk resulting from an economic slowdown or recession could result in a decrease in the value of the Company's investments and the over-collateralization associated with its securitization transactions. As a result of the Company being heavily invested in short-term high quality investments, a worsening economy could benefit the Company by creating opportunities for the Company to invest in assets that become distressed as a result of the worsening conditions. These changes could have an effect on the Company's financial performance and the performance on the Company's securitized loan pools.

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

Interest Rate Fluctuations. The Company's income and cash flow depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the Company's investments, including loans and securities currently pledged as securitized finance receivables and securities, are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse securitization financing and repurchase agreements, approximately $380 million of which is variable rate and resets monthly. Financing fixed-rate assets with variable-rate bonds exposes the Company to reductions in income and cash flow in a period of rising interest rates. Through the use of interest rate swaps and synthetic swaps, the Company has reduced this exposure by approximately $100 million as of March 31, 2005. In addition, a portion of the investments held by the Company are adjustable-rate securitized finance receivables. These investments are financed through non-recourse long-term securitization financing, which reset monthly. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps; the related borrowing has no delayed resets or such interest rate caps.

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

Regulatory Changes. The Company's businesses as of and for the quarter ended March 31, 2005 were not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables. The Company is a REIT and is required to meet certain tests in order to maintain its REIT status as described in the earlier discussion of "Federal Income Tax Considerations." If the Company should fail to maintain its REIT status, it would not be able to hold certain investments and would be subject to income taxes

Section 404 of the Sarbanes-Oxley Act of 2002. Based on the Company's expected market capitalization at June 30, 2005, the Company anticipates that it will be required to be compliant with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 by December 31, 2005. Failure to be compliant may result in doubt in the capital markets about the quality and adequacy of the Company's internal disclosure controls. This could result in the Company having difficulty in or being unable to raise additional capital in these markets in order to finance its operations and future investments.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments. Accordingly, the scope of the Company's market risk management extends beyond derivatives to include all market risk sensitive financial instruments. As a financial services company, net interest income comprises the primary component of the Company's earnings. Additionally, cash flow from the investment portfolio represents the primary component of the Company's incoming cash flow. Cash flow from the investment portfolio includes net interest income received and returns of invested capital. The Company is subject to interest-rate risk resulting primarily from the use of leverage to finance its investment portfolio. Specifically, the Company is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or re-price within specified periods. While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

The Company focuses on the sensitivity of its portfolio cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its net interest margin cash flow for the next twenty-four months assuming interest rates over such time period follow the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of March 31, 2005. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow.

The following table summarizes the Company's portfolio cash flow sensitivity analysis as of March 31, 2005. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a parallel shift in interest rates as discussed above. Certain investments, including other loans and other investments are excluded from this analysis because they are not interest rate sensitive or if no leverage exists relative to these investments. The "Base Case" included in the table below represents the interest rate environment as it existed as of March 31, 2005. At March 31, 2005, one-month LIBOR was 2.87% and six-month LIBOR was 3.40%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's assets and liabilities and there are likely to be such changes in the future.

                                        Projected Change In Net
           Basis Point                      Interest Margin              Projected Change In Value,
       Increase (Decrease)                  Cash Flow From              Expressed As A Percentage Of
        In Interest Rates                      Base Case                    Shareholders' Equity
--------------------------------------------------------------------------------------------------------
               +200                               (13.3)%                           (4.3)%
               +100                                (5.6)%                           (1.9)%
               Base
               -100                                 3.6%                             1.5%
               -200                                13.1%                             3.7%

The Company's interest rate risk is related both to the rate of change in short term interest rates and to the level of short-term interest rates. Approximately $1.1 billion of the Company's investment portfolio assets are comprised of loans or securities that have coupon rates that are fixed, and approximately $231.5 million of the Company's investment portfolio assets are comprised of loans or securities that have coupon rates which adjust over time. At March 31, 2005, the Company has financed these assets with approximately $740 million of fixed-rate securitization financing, $380 million in adjustable-rate securitization financing, $59.4 million in repurchase agreement financing, and the balance with equity.

Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the adjustable rate loans underlying the adjustable rate securities and securitized finance receivables relative to the rate resets on the associated borrowings and
(ii) rate resets on the adjustable rate loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As to item (i), the Company has substantially limited its interest rate risk on such investments through (a) the issuance of fixed-rate securitization financing and (b) equity. In addition, the Company has entered into interest rate swaps and synthetic swaps to mitigate its interest rate risk exposure on fixed-rate investments financed with variable rate bonds as further discussed below. As to item (ii), as short-term interest rates stabilize and the adjustable rate loans reset, the net interest margin may be partially restored as the yields on the adjustable rate loans adjust to market conditions.

Item 4.  Controls and Procedures
         -----------------------

         (a) Evaluation of disclosure controls and procedures.
             ------------------------------------------------

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

         (b) Changes in internal controls.
             ----------------------------

             The Company's management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company's internal controls or in other factors that could materially affect, or are reasonably likely to materially affect the Company's internal controls over financial reporting. There were also no significant deficiencies or material weaknesses in such internal controls requiring corrective actions.


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings
         -----------------

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, together with the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. The lower trial court had set the hearing on the class-action status for late April 2005, but the hearing was delayed until no earlier than June 2005. In August 2003, the Pennsylvania legislature enacted a law amending and clarifying certain provisions of the Pennsylvania statute governing GLS' right to the collection of certain interest, costs and expenses. The law is retroactive to 1996, and amends and clarifies that as to items (ii)-(iv) noted above by the Supreme Court, that GLS can charge a full month's interest on a partial month's delinquency, that GLS can charge the taxpayer for legal fees, and that GLS can charge certain fees and costs to the taxpayer at redemption. Subsequent to the enactment of the law, challenges to the retroactivity provisions of the law were filed in separate cases, which did not include GLS as a defendant. In September 2004, the Trial Court in that litigation upheld the retroactive provisions enacted in 2003. Plaintiffs have appealed in that case. A hearing on the class-action status is currently set for late April 2005. We believe that the ultimate outcome of this litigation will not have a material impact on our financial condition, but may have a material impact on reported results for the particular period presented.

The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., were defendants in state court in Dallas County, Texas in the matter of Basic Capital Management et al (collectively, "BCM" or "the Plaintiffs") versus Dynex Commercial, Inc. et al. The suit was filed in April 1999 originally against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. The complaint, which was further amended during pretrial proceedings, alleged that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160 million "master" loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9 million. The trial commenced in January 2004 and in February 2004, the jury in the case rendered a verdict in favor of one of the plaintiffs and against the Company on the alleged breach of the loan agreements for tenant improvements and awarded that plaintiff damages in the amount of $0.3 million. The jury also awarded the Plaintiffs' attorneys fees in the amount of $2.1 million. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively. The jury found in favor of DCI on the alleged $9 million loan commitment, but did not find in favor of DCI for counterclaims made against BCM. After considering post-trial motions, the presiding judge entered judgment in favor of the Company and DCI, effectively overturning the verdicts of the jury and dismissing damages awarded by the jury. Plaintiffs have filed an appeal. DCI is a former affiliate of the Company, and the Company believes that it will have no obligation for amounts, if any, awarded to the plaintiffs as a result of the actions of DCI.

On February 11, 2005, a putative class action lawsuit was filed against the Company, our subsidiary MERIT Securities Corporation, Stephen J. Benedetti and Thomas H. Potts in United States District Court for the Southern District of New York by the Teamsters Local 445 Freight Division Pension Fund. The lawsuit purports to be a class action on behalf of purchasers of MERIT Series 13 securitization financing bonds, which are collateralized by manufactured housing loans. The allegations include federal securities laws violations in connection with the issuance in August 1999 by MERIT Securities Corporation of our MERIT Series 13 bonds. The suit also alleges fraud and negligent misrepresentations in connection with MERIT Series 13. We are currently evaluating the allegations made in the lawsuit and intend to vigorously defend ourselves against them.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on the Company's condensed consolidated balance sheet, but could materially affect consolidated results of operations in a given year.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

None.


Item 3.  Defaults Upon Senior Securities
         -------------------------------

None


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

Not applicable


Item 5.  Other Information
         -----------------

None


Item 6.  Exhibits
         --------


         10.1     Asset Purchase Agreement dated September 13, 2004
                  (filed herewith).

         31.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 302 (filed herewith).

         32.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 (filed herewith).

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DYNEX CAPITAL, INC.




Dated:  May 20, 2005               By:      /s/ Stephen J. Benedetti
                                        ----------------------------------------
                                        Stephen J. Benedetti
                                        Executive Vice President
                                        (authorized officer of registrant and
                                          principal accounting officer)

                                  EXHIBIT INDEX
                                  -------------


    Exhibit No.

        10.1          Asset Purchase Agreement dated September 13, 2004

        31.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 302.

        32.1 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906.