Form 10-Q
period 2005-06-30
DYNEX CAPITAL INC
filed 2005-08-22
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 1-9819
DYNEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Virginia	52-1549373
(State or other jurisdiction ofincorporation or organization)	(I.R.S. Employer Identification No.)

4551 Cox Road, Suite 300, Glen Allen, Virginia	23060-6740
(Address of principal executive offices)	(Zip Code)

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
☑	Yes	☐	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☐	Yes	☑	No

On July 31, 2005, the registrant had 12,163,391 shares of common stock outstanding with a par value of $.01 per share, which is the registrant's only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)

	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$23,789	$52,522
Other assets	6,058	4,964
	29,847	57,486
Investments:
Securitized finance receivables:
Loans, net	800,914	1,036,123
Debt securities	2,352	206,434
	803,266	1,242,557
Securities	89,556	87,706
Other investments	5,157	7,596
Other loans	3,442	5,589
	901,421	1,343,448
	$931,268	$1,400,934
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Securitization financing:
Non-recourse bonds	$559,070	$1,177,280
Repurchase agreements	165,743	-
	724,813	1,177,280
Repurchase agreements	47,191	70,468
	772,004	1,247,748

Accrued expenses and other liabilities	6,399	4,420
	778,403	1,252,168
Commitments and contingencies (Note 10)	-	-

SHAREHOLDERS' EQUITY
9.75% Cumulative Convertible Series D Preferred stock, par value $.01 per share, 50,000,000 shares authorized, 5,628,737 shares issued and outstanding ($57,624 and $58,040 aggregate liquidation preference, respectively)	55,666	55,666
Common stock, par value $.01 per share, 100,000,000 shares authorized, 12,163,391 and 12,162,391 shares issued and outstanding, respectively	122	122
Additional paid-in capital	366,903	366,896
Accumulated other comprehensive income	54	3,817
Accumulated deficit	(269,880)	(277,735)
	152,865	148,766
	$931,268	$1,400,934

See notes to unaudited condensed consolidated financial statements.

Index

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Securitized finance receivables	$16,927	$32,469	$38,924	$65,355
Securities	938	555	2,064	1,114
Other loans	209	163	467	333
Other investments	459	30	1,131	46
	18,533	33,217	42,586	66,848

Interest and related expense:
Securitization financing	15,410	27,555	33,515	54,427
Repurchase agreements and senior notes	436	83	1,886	325
Other	(45)	60	(4)	142
	15,801	27,698	35,397	54,894

Net interest income	2,732	5,519	7,189	11,954
Provision for loan losses	(664)	(8,947)	(2,925)	(16,147)
Net interest income (loss) after provision for loan losses	2,068	(3,428)	4,264	(4,193)

Impairment charges	(1,786)	(7,746)	(2,052)	(9,407)
Gain on sale of investments, net	9,552	20	9,850	4
Other income (expense)	1,158	216	1,357	(261)
General and administrative expenses	(1,398)	(2,015)	(2,890)	(4,483)
Net income (loss)	9,594	(12,953)	10,529	(18,340)

Preferred stock (charge) benefit	(1,337)	2,045	(2,674)	854
Net income (loss) to common shareholders	$8,257	$(10,908)	$7,855	$(17,486)

Change in net unrealized (loss) gain on:
Investments classified as available-for-sale	(465)	3,056	(4,348)	3,315
Hedge instruments	201	1,924	584	2,005
Comprehensive (loss) income	$9,330	$(7,973)	$6,765	$(13,020)

Net income (loss) per common share:
Basic	$0.68	$(0.95)	$0.65	$(1.59)
Diluted	$0.54	$(0.95)	$0.59	$(1.59)

Weighted average number of common shares outstanding:
Basic	12,163,061	11,468,635	12,162,728	10,972,844
Diluted	17,791,798	11,468,635	17,791,594	10,972,844

See notes to unaudited condensed consolidated financial statements.

Index

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net income (loss)	$10,529	$(18,340)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	2,925	16,147
Impairment charges	2,052	9,407
Gain on sale of investments	(9,850)	(4)
Amortization and depreciation	1,106	3,886
Net change in other assets, accrued expenses and other liabilities	(81)	2,096
Net cash and cash equivalents provided by operating activities	6,681	13,192

Investing activities:
Principal payments received on securitized finance receivables	66,740	100,881
Payments received on other investments, securities and other loans	29,580	13,956
Proceeds from sales of securities and other investments	18,374	461
Purchase of, or advances on, investments	(34,770)	(1,308)
Other	179	(243)
Net cash and cash equivalents provided by investing activities	80,103	113,747

Financing activities:
Principal payments on non-recourse securitization financing	(59,656)	(101,552)
Net borrowings under securitization financing repurchase agreement	165,743	-
Proceeds from issuance of bonds	-	7,377
Redemption of securitization financing bonds	(195,653)	-
Net repayments on repurchase agreement borrowings	(23,277)	(5,731)
Repayment of senior notes	-	(10,049)
Retirement of preferred stock	-	(1,465)
Dividends paid	(2,674)	-
Net cash and cash equivalents used for financing activities	(115,517)	(111,420)
Net (decrease) increase in cash and cash equivalents	(28,733)	15,519
Cash and cash equivalents at beginning of period	52,522	7,386
Cash and cash equivalents at end of period	$23,789	$22,905

Supplement disclosures of cash flow information:
Cash paid for interest	$20,193	$50,531

See notes to unaudited condensed consolidated financial statements.

Index

DYNEX CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005
(amounts in thousands except share and per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America, hereinafter referred to as "generally accepted accounting principles," for complete financial statements. The condensed consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified real estate investment trust ("REIT") subsidiaries and taxable REIT subsidiary (collectively, "Dynex" or the "Company"). All inter-company balances and transactions have been eliminated in consolidation.

The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others. The Company follows the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 20% of the voting equity. For all other investments, the cost method is applied.

The Company has elected to follow the intrinsic value method in accounting for its stock based compensation issued to employees and non-employee directors. Accordingly, the Company did not recognize compensation expense upon the issuance of its stock appreciation rights and stock options.

The Company believes it has complied with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). To the extent the Company qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders.

In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K"), filed with the Securities and Exchange Commission.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The primary estimates inherent in the accompanying condensed consolidated financial statements are discussed below and in the Notes to Consolidated Financial Statements in the Company's 2004 Form 10-K.

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

The Company also has credit risk on loans in its portfolio as discussed in Note 4. An allowance for loan losses has been estimated and established for currently existing losses in the loan portfolio, which are deemed to be probable as to their occurrence. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of credit losses. Provisions made to increase the allowance for loan losses are presented as provision for loan losses in the accompanying condensed consolidated statements of operations. The Company's actual credit losses may differ from those estimates used to establish the allowance.

Certain amounts for 2004 have been reclassified to conform to the presentation adopted in 2005.

Index

NOTE 2 - NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is presented on both a basic and diluted per common share basis. Diluted net income (loss) per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights and options to the extent that they are outstanding, using the treasury stock method, but only if these items are dilutive. Each share of Series D preferred stock is convertible into one share of common stock. The following table reconciles the numerator and denominator for both basic and diluted net loss per common share for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	Income	Weighted- Average Number Of Shares	Loss	Weighted- Average Number Of Shares	Income	Weighted- Average Number Of Shares	Loss	Weighted- Average Number Of Shares
Net income (loss)	$9,594		$(12,953)		$10,529		$(18,340)
Preferred stock (charge) benefit	(1,337)		2,045		(2,674)		854
Net income (loss) to common shareholders	$8,257	12,163,061	$(10,908)	11,468,635	$7,855	12,162,728	$(17,486)	10,972,844

Net income (loss) per share:
Basic		$0.68		$(0.95)		$0.65		$(1.59)
Diluted		$0.54		$(0.95)		$0.59		$(1.59)

Reconciliation of shares included in calculation of earnings per share due to dilutive effect
Series D preferred stock	$(1,337)	5,628,737	-	-	(2,674)	5,628,737	-	-
Expense and incremental shares of stock appreciation rights	-	-	-	-	-	129	-	-
	$(1,337)	5,628,737	$-	-	$(2,674)	5,628,866	$-	-

Reconciliation of shares not included in calculation of earnings per share due to anti-dilutive effect
Series A preferred stock	$-	-	$(48)	132,891	$-	-	$(337)	189,844
Series B preferred stock	-	-	(134)	185,282	-	-	(537)	264,688
Series C preferred stock	-	-	(167)	184,394	-	-	(666)	263,420
Series D preferred stock	-	-	(1,263)	2,659,733	-	-	(1,263)	1,329,866
Expense and incremental shares of stock appreciation rights	-	-	-	21,119	-	-	-	21,067
	$-	-	$(1,612)	3,183,419	$-	-	$(2,803)	2,068,885

Index

NOTE 3 - SECURITIZED FINANCE RECEIVABLES

The following table summarizes the types of securitized finance receivables at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Loans, at amortized cost	$817,450	$1,064,137
Allowance for loan losses	(16,536)	(28,014)
Loans, net	800,914	1,036,123
Debt securities	2,352	206,434
	$803,266	$1,242,557

The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as securitized finance receivables at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Debt securities, at amortized cost	$2,315	$205,370
Gross unrealized gains	37	1,064
	$2,352	$206,434

The components of securitized finance receivables at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005			December 31, 2004
	Loans, net	Debt Securities	Total	Loans, net	Debt Securities	Total
Collateral:
Commercial	$617,281	$-	$617,281	$640,090	$-	$640,090
Manufactured housing	-	-	-	198,246	149,420	347,666
Single-family	195,942	2,250	198,192	225,055	52,753	277,808
	813,223	2,250	815,473	1,063,391	202,173	1,265,564
Allowance for loan losses	(16,536)	-	(16,536)	(28,014)	-	(28,014)
Funds held by trustees	131	39	170	130	43	173
Accrued interest receivable	5,664	18	5,682	6,548	202	6,750
Unamortized discounts and premiums, net	(1,568)	8	(1,560)	(5,932)	2,952	(2,980)
Unrealized gain, net	-	37	37	-	1,064	1,064
	$800,914	$2,352	$803,266	$1,036,123	$206,434	$1,242,557

During the quarter ended June 30, 2005, the Company redeemed, at par, $195,653 of non-recourse securitization financing bonds collateralized by the single-family loans pursuant to its redemption rights within the respective indenture. The redemption was partially financed with $170,655 of repurchase agreements, of which $165,743 remained outstanding at June 30, 2005. The redeemed bonds, which collateralize the related repurchase agreement financing, have been removed from the Company's financial statements. The repurchase agreement borrowings have been presented as securitization financing in the financial statements. The redeemed non-recourse securitization financing bonds have not been retired by the Company, because of its plans to reissue the bonds before the end of the year.

During the second quarter, the Company sold its interests in approximately $367,154 in securitization finance receivables and the associated securitization trust, resulting in the derecognition of these receivables and the extinguishment of $363,871 in related securitization financing bonds. The Company received proceeds of $8,000 for the sale of these interests, recorded mortgage servicing assets of $3,176 for the retained servicing on the loans, and recognized a gain of $8,228. As part of this transaction, the Company also sold all of the outstanding stock of one of its subsidiaries on which it recorded a gain of $1,000, which was recorded in other income.

The fair value of the mortgage servicing assets of $3,176 recorded in connection with the derecognition of the securitization trusts discussed above was estimated using a discount rate of 16%. The cash flows were modeled using a CPR of 8% and loss rates of approximately 4.2% and 3.6%.  The mortgage servicing cash flows are calculated on the outstanding principal balance of the underlying loans, which is projected based on the scheduled principal payments and expected prepayment speeds.

Index

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The Company reserves for estimated currently existing credit losses on loans in its investment portfolio. The following tables summarize the aggregate activity for the allowance for loan losses for the three-month and six-month periods ended June 30, 2005 and 2004, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance, beginning of period	$27,681	$45,988	$28,014	$43,364
Provision for loan losses	664	8,947	2,925	16,147
Charge-offs	(499)	(5,467)	(3,093)	(10,043)
Portfolio sold	(11,310)	-	(11,310)	-
Balance, end of period	$16,536	$49,468	$16,536	$49,468

The portfolio sold of $11,310 represent the amount of allowance that was removed from the balance sheet in connection with the derecognition as a result of the sale of the related securitized finance receivables described above in Note 3.

The Company identified $55,659 and $72,431 of impaired commercial mortgage loans at June 30, 2005 and December 31, 2004, respectively. The decline is primarily due to the repayment of approximately $8,350 of loans, which were identified as impaired at December 31, 2004, during 2005 as well as improvement in the performance of the underlying real estate collateral value of certain other previously impaired loans. At June 30, 2005 and December 31, 2004, the Company had approximately $36,896 and $50,941 respectively, in sixty-plus day delinquent commercial mortgage loans outstanding. At June 30, 2005, the Company had reserves or other credit enhancement of $19,181 against commercial mortgage loans.

NOTE 5 - OTHER INVESTMENTS

The following table summarizes the Company's other investments at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Delinquent property tax receivables and security	$3,847	$6,000
Real estate owned	1,310	1,596
	$5,157	$7,596

On June 30, 2005, the Company recorded an impairment of $1,586 on its tax lien security to adjust the recorded value of the tax liens to its estimated fair value. The fair value was estimated by discounting the cash flows the Company projects to collect on this investment based on a probability weighted analysis. Effective June 1, 2005, the Company placed this investment on non-accrual due to the difficulty in reliably estimating the monthly cash flows from the security.

At June 30, 2005 and December 31, 2004, the Company had real estate owned with a current carrying value of $1,310 and $1,596, respectively, resulting from foreclosures on the properties collateralizing the delinquent property tax receivables and securities. During the six months ended June 30, 2005 and 2004, the Company collected an aggregate of $1,582 and $3,892, respectively, on delinquent property tax receivables and securities, including net sales proceeds from related real estate owned.

Index

NOTE 6 - SECURITIES

The following table summarizes the Company's securities and their effective interest rate at June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Fair Value	Effective Interest Rate	Fair Value	Effective Interest Rate
Securities, available-for-sale:
Fixed-rate mortgage securities	$54,103	4.75%	$79,462	4.54%
Mortgage-related securities	22	0.33%	28	0.33%
U.S. Treasury bills and commercial paper	34,611	3.16%	-	-
Equity securities	778		7,438
	89,514		86,928
Gross unrealized gains	200		852
Gross unrealized losses	(158)		(74)
	$89,556		$87,706

NOTE 7 -DEBT

The Company entered into a securitization financing repurchase agreement, which is recourse to the Company, to partially finance the redemption of certain non-recourse securitization financing bonds as described in Note 3. The securitization financing repurchase agreement of $165,743 is collateralized by $188,079 of the related redeemed bonds, which are eliminated in consolidation.

The Company utilizes other recourse repurchase agreements to finance certain of its investments. The Company had $47,191 and $70,468 of repurchase agreements outstanding at June 30, 2005 and December 31, 2004, respectively. The repurchase agreements were collateralized by securities with a fair value of $53,018 and $78,491 at June 30, 2005 and December 31, 2004, respectively.

NOTE 8 - PREFERRED STOCK

At June 30, 2005 and December 31, 2004, the total liquidation preference on the Preferred Stock was $57,624 and $58,040, respectively. There was $1,337 ($0.2375 per share) of dividends accrued and payable on the Series D Preferred Stock at both June 30, 2005 and December 31, 2004.

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2005, the Company had no outstanding derivative financial instruments. The derivative financial instruments outstanding at December 31, 2004 matured during the quarter. During the six-month period ended June 30, 2005, the Company recognized $585 of other comprehensive loss outstanding at December 31, 2004 on these contracts. At June 30, 2005, there was $24 of accumulated other comprehensive income remaining related to previous fair value adjustments, which will be amortized over the next six months.

Index

NOTE 10 - COMMITMENTS AND CONTINGENCIES

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, and the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court, in March 2003, remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. In August 2003, the Pennsylvania legislature enacted a law amending and clarifying certain provisions of the Pennsylvania statute governing GLS' right to the collection of certain interest, costs and expenses. The law is retroactive to 1996, and amends and clarifies that as to items (ii), (iii) and (iv) noted above by the Supreme Court, that GLS can charge a full month's interest on a partial month's delinquency, that GLS can charge the taxpayer for legal fees, and that GLS can charge certain fees and costs to the taxpayer at redemption. Subsequent to the enactment of the law, challenges to the retroactivity provisions of the law were filed in separate cases, which did not include GLS as a defendant. In September 2004, the Trial Court in that litigation upheld the retroactive provisions enacted in 2003. Plaintiffs have appealed in that case. The lower trial court had reset the hearing on the class-action status for June 2005, but the hearing was delayed until no earlier than September 2005. We believe that the ultimate outcome of this litigation will not have a material impact on our financial condition, but may have a material impact on reported results for the particular period presented.

The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., were defendants in state court in Dallas County, Texas in the matter of Basic Capital Management et al (collectively, "BCM" or "the Plaintiffs") versus Dynex Commercial, Inc. et al. The suit was filed in April 1999 originally against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. The complaint, which was further amended during pretrial proceedings, alleged that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160,000 "master" loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9,000. The trial commenced in January 2004 and in February 2004, the jury in the case rendered a verdict in favor of one of the plaintiffs and against the Company on the alleged breach of the loan agreements for tenant improvements and awarded that plaintiff damages in the amount of $253. The jury also awarded the Plaintiffs' attorneys fees in the amount of $2,100. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively. The jury found in favor of DCI on the alleged $9,000 loan commitment, but did not find in favor of DCI for counterclaims made against BCM. After considering post-trial motions, the presiding judge entered judgment in favor of the Company and DCI, effectively overturning the verdicts of the jury and dismissing damages awarded by the jury. Plaintiffs have filed an appeal with the Court of Appeals for the Fifth Judicial District of Texas at Dallas. DCI is a former affiliate of the Company, and the Company believes that it will have no obligation for amounts, if any, awarded to the plaintiffs as a result of the actions of DCI. Various briefs have been filed in the litigation, and the Company expects the appeal will be heard by the end of 2005.

Index

On February 11, 2005, a putative class action complaint alleging violations of the federal securities laws and various state common law claims was filed against the Company, our subsidiary MERIT Securities Corporation, Stephen J. Benedetti, the Company's Executive Vice President, and Thomas H. Potts, the Company's former President and a former Director, in United States District Court for the Southern District of New York ("District Court") by the Teamsters Local 445 Freight Division Pension Fund ("Teamsters"). The lawsuit purported to be a class action on behalf of purchasers of MERIT Series 13 securitization financing bonds, which are collateralized by manufactured housing loans. On May 31, 2005, the Teamsters filed an amended class action complaint. The amended complaint dropped all state common law claims but added federal securities claims related to the MERIT Series 12 securitization financing bonds. The Company filed a motion to dismiss the amended complaint on July 15, 2005 to which Teamsters filed a response with the District Court on August 15, 2005. The Company has evaluated the allegations and believes them to be without merit and intends to vigorously defend itself against them.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on our consolidated balance sheet but could materially affect our consolidated results of operations in a given year.

NOTE 11 - STOCK BASED COMPENSATION

On January 2, 2005, the Company granted 126,297 stock appreciation rights (SAR) to certain of its employees and officers under the Dynex Capital, Inc. 2004 Stock Incentive Plan. The SARs vest over the next four years in equal annual installments, expire on December 31, 2011 and have an exercise price of $7.81 per share, which was the market price of the stock on the grant date.

On June 17, 2005, the Company granted options to acquire an aggregate of 40,000 shares of common stock to the members of its Board of Directors under the Dynex Capital, Inc. 2004 Stock Incentive Plan. The options have an exercise price of $8.46 per share, which represents 110% of the closing stock price on the grant date, expire on June 17, 2010 and were fully vested when granted.

The following table presents the effect on net income and earnings per share if the Company had applied the fair value method to the SARs and options granted to employees and Directors using the Black-Scholes option pricing model.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income to common shareholders	$8,257	$7,855
Fair value method stock based compensation expense	(84)	(100)
Pro forma net income to common shareholders	$8,173	$7,755

Net income per common share:
Basic - as reported	$0.68	$0.65
Basic - pro forma	$0.67	$0.64
Diluted - as reported	$0.54	$0.59
Diluted - pro forma	$0.53	$0.59

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), Share-Based Payment (FAS 123R). This statement supersedes APB Opinion No. 25 and its related implementation guidance. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. This statement is effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Company will adopt this statement effective January 1, 2006. The Company presented the amount that would have been recorded in general and administrative expense for the quarter and six month period ended June 30, 2005 if the Company had adopted the provisions of FAS 123R in Note 11 above.

Index

In June 2004, the FASB issued Emerging Issues Task Force Abstract 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides authoritative guidance regarding determining when an investment is considered impaired and the impairment is other-than-temporary. EITF 03-1 requires that the Company evaluate whether an impairment is other-than-temporary, and, if the impairment is other-than-temporary, recognize an impairment loss equal to the excess of the amortized cost over the estimated fair value of the investment. In September 2004 the FASB delayed the effective date of paragraphs 10-20 of this issue. These paragraphs give guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. The delay does not suspend the requirement to recognize other than temporary impairments as required by existing authoritative literature. On July 5, 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and stated that the proposed FASB Staff Position ("FSP") EITF Issue No. 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," will be issued as final. The final FSP will supersede EITF 03-1. The Company does not expect the adoption of the FSP, as contained in its current draft form, to have a material effect on our consolidated financial condition, consolidated results of operations, or liquidity.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company as of and for the three-month and six-month periods ended June 30, 2005 should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and the accompanying Notes to Unaudited Condensed Consolidated Financial Statements included in this report.

The Company is a financial services company organized as a real estate investment trust (REIT), which currently invests in loans and securities principally consisting of, or secured by, single family mortgage loans and commercial mortgage loans. The loans and securities in which the Company invests have generally been pooled and pledged to a securitization trust (i.e. securitized) as collateral for non-recourse bonds ("non-recourse securitization financing"), which provides long-term financing for such loans while limiting credit, interest rate and liquidity risk. The Company earns the net interest spread between the interest income on the loans and securities in its investment portfolio and the interest and other expenses associated with the non-recourse securitization financing. The Company also collects payments from property owners on its investment in delinquent property tax receivables.  The predominant risk to the Company's investment portfolio is credit risk as discussed further in Results of Operations.

In recent years, the Company elected to sell certain non-core assets, improving its financial flexibility by converting investments into cash, and, in 2004, the Company completed a restructuring of its equity capital while simultaneously eliminating $18.5 million in preferred dividends in arrears. The Company's total investment portfolio assets over the last four quarters have declined approximately $817 million to $901 million at June 30, 2005. During that time, the Company improved its liquidity and financial position, and cash and cash equivalents and liquid securities at June 30, 2005 were approximately  $63 million, with an additional $18 million expected from the reissuance of securitization financing bonds redeemed during the quarter.

During the second quarter, the Company sold its interests in approximately $367.2 million in securitization finance receivables and the associated securitization trust, resulting in the derecognition of these receivables and $363.9 million in related securitization financing bonds. The Company received proceeds of $8.0 million for the sale of these interests, and recorded a gain of $8.2 million. As part of this transaction, the Company also sold one of its subsidiaries on which it recorded a gain of $1.0 million, which was recorded in other income.

During the quarter ended June 30, 2005, the Company redeemed, at par, $195.7 million of non-recourse securitization financing bonds collateralized by the single-family loans pursuant to its redemption rights within the respective indenture. The redemption was partially financed with $170.7 million of repurchase agreements, of which $165.7 million remained outstanding at June 30, 2005. The redeemed bonds, which collateralize the related repurchase agreement financing, have been removed from the Company's financial statements. This repurchase agreement has been presented as securitization financing in the financial statements. The redeemed non-recourse securitization financing bonds have not been retired by the Company, because of its plans to reissue the bonds before the end of the year.

Index

At June 30, 2005, the Company had significant amounts of investable capital, which is currently invested in cash and cash equivalents and highly-liquid short-term securities.  Given the low interest rate environment and the flat yield curve, the Company has not found compelling longer-term investment opportunities where the risk-adjustd return on those opportunities is acceptable to the Company.  Further, given the challenging reinvestment environment in traditional mortgage REIT opportunities, the Company is considering investments in assets that are outside those of a traditional mortgage REIT, and at some point may forego its REIT status.  For the near-term, the Company will continue its efforts on managing its current investment portfolio to maximize its cash flow, while evaluating longer-term opportunities for redeployment of its capital.  The Company has an estimated $149 million in net operating loss (NOL) carryforwards which can be used to offset future taxable income through approximately 2019, and the Company is retaining its investable capital currently in order to maximize its chances of utilizing the NOL carryforwards for the benefit of its shareholders. Because of the desire to retain its capital currently, other than dividends on its preferred stock, the Company will not make distributions on its equity capital unless they are necessary for the Company to maintain its REIT status. If the lack of compelling investment opportunities continues for an extended period of time, the Company will consider the repurchase of at least a portion of its outstanding Series D Preferred Stock.

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

Consolidation of Subsidiaries. The consolidated financial statements represent the Company's accounts after the elimination of inter-company transactions. The Company consolidates entities in which it owns more than 50% of the voting equity and control of the entity does not rest with others. The Company follows the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 20% of the voting equity. For all other investments, the cost method is applied.

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

Allowance for Loan Losses. The Company has credit risk on loans pledged in securitization financing transactions and classified as securitized finance receivables in its investment portfolio. An allowance for loan losses has been estimated and established for currently existing probable losses on those assets. Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience. Where loans are considered homogeneous, the allowance for loan losses is established and evaluated on a pool basis. Otherwise, the allowance for loan losses is established and evaluated on a loan-specific basis. Provisions made to increase the allowance are a current period expense to operations.

Generally, single-family loans are considered impaired when they are sixty-days past due. Commercial mortgage loans are evaluated on an individual basis for impairment. Generally, a commercial loan with a debt service coverage ratio of less than one is considered impaired. However, based on information specific to a commercial loan, commercial loans with a debt service coverage ratio less than one may not be considered impaired; conversely, commercial loans with a debt service coverage ratio greater than one may be considered impaired. This information may include whether the loan is delinquent, the current and expected performance of the underlying collateral, and information and analyses provided by the loan servicer. Certain of the commercial mortgage loans are covered by loan guarantees that limit the Company's exposure on these loans. The level of allowance for loan losses required for these loans is reduced by the amount of applicable loan guarantees. The Company's actual credit losses may differ from the estimates used to establish the allowance.

Index

FINANCIAL CONDITION

The following table presents information on the Company's financial condition and is followed by a discussion of those items.
(amounts in thousands except per share data)	June 30, 2005	December 31, 2004
Investments:
Securitized finance receivables:
Loans, net	$800,914	$1,036,123
Debt securities	2,352	206,434
Securities	89,556	87,706
Other investments	5,157	7,596
Other loans	3,442	5,589

Securitization financing:
Non-recourse bonds	559,070	1,177,280
Repurchase agreements	165,743	-
Repurchase agreements	47,191	70,468

Shareholders' equity	152,865	148,766
Book value per common share	$7.94	$7.60

Securitized finance receivables. Loans, net decreased to $0.8 billion at June 30, 2005 compared to $1.0 billion at December 31, 2004. This decrease of $235.2 million is primarily the result of the derecognition of $177.7 million of manufactured housing loans associated with the sale of the Company's interests in the related securitization trust, $55.3 million in principal paydowns on the securitized finance receivables, $3.2 million of additions to the allowance for loan losses, and decreases in accrued interest receivable of $0.5 million and net premium amortization of $0.5 million.

Debt securities decreased to $2.4 million at June 30, 2005 compared to $206.4 million at December 31, 2004. This decrease of $204.1 million is primarily the result of the derecognition of $189.5 million of a security supported by manufactured housing loans associated with the sale of the Company's interests in the related securitization trust, $11.5 million in principal paydowns on the securitized finance receivables, and $1.0 million related to realized market valuation adjustments resulting from the sale of the security.

Securities. Securities increased by $1.9 million, to $89.6 million at June 30, 2005 from $87.7 million at December 31, 2004 due primarily to the purchase of $34.6 million of commercial paper and treasury bills with original maturities ranging from 91-180 days, which was partially offset by principal payments of $25.3 million, the sale of $6.7 million of common stock of another mortgage REIT and $0.7 million of market value adjustments.

Other investments. Other investments at June 30, 2005 consist of delinquent property tax receivables and a delinquent property tax security. Other investments decreased from $7.6 million at December 31, 2004, to $5.2 million at June 30, 2005. This decrease is primarily the result of market value adjustments of $1.6 million, pay-downs of delinquent property tax receivables, which totaled $1.2 million, and sales of real estate owned properties of $0.4 million. These decreases were partially offset by additional advances for collections of $0.3 million and interest accretion of $0.6 million.

Other loans. Other loans decreased by $2.1 million from $5.6 million at December 31, 2004, to $3.4 million at June 30, 2005, principally as the result of the sale of $1.7 million of mezzanine loans and principal payments of $0.6 million during the six month period.

Index

Securitization financing. Non-recourse securitization financing decreased $618.2 million, from $1.2 billion at December 31, 2004 to $0.6 billion at June 30, 2005. This decrease was primarily a result of derecognition of $363.9 million of securitization financing resulting from the sale of the Company's interests in two securitizations, the redemption by the Company of the $195.7 million of outstanding bonds, which were replaced by $170.7 million of repurchase agreement financing, principal payments received of $59.7 million on the associated securitized finance receivables pledged which were used to pay down the non-recourse securitization financing in accordance with the respective indentures and $0.2 million of losses on loans passed through to the bondholders. Additionally, for certain securitizations, surplus cash in the amount of $2.1 million was retained within the security structure and used to cover losses, as certain performance triggers were not met in such securitizations. These decreases were partially offset by $1.4 million of amortization of net bond discount during the six months ended June 30, 2005.

The repurchase agreement securitization financing increased from zero at December 31, 2004 to $165.7 million at June 30, 2005. This increase resulted from the partial financing of the redemption of $195.7 million of non-recourse securitization financing bonds with $170.7 million of repurchase agreements. This increase was partially offset by payments on these repurchase agreements of $4.9 million.

Repurchase Agreements. Repurchase agreements decreased from $70.5 million at December 31, 2004 to $47.2 million at June 30, 2005. This decrease related to payments on the repurchase agreements of $23.3 million.

Shareholders' equity. Shareholders' equity increased to $152.9 million at June 30, 2005, from $148.8 million at December 31, 2004. This increase was primarily the result of net income of $10.5 million and a net decrease of $3.8 million of accumulated other comprehensive income during the period. The decrease in accumulated other comprehensive income is comprised of the realization of previously unrealized gain on investments available-for-sale of $4.3 million resulting from the sale of the security during the period. Unrealized losses of $0.6 million on hedging instruments were recognized in income during the period.

RESULTS OF OPERATIONS

(amounts in thousands except per share information)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net interest income	$2,732	$5,519	$7,189	$11,954
Net interest income (loss) after provision for losses	2,068	(3,428)	4,264	(4,193)
Impairment charges	(1,786)	(7,746)	(2,052)	(9,407)
Gain on sale of investments, net	9,552	20	9,850	4
General and administrative expenses	(1,398)	(2,015)	(2,890)	(4,483)
Net income (loss)	9,594	(12,953)	10,529	(18,340)
Preferred stock (charge) benefit	(1,337)	2,045	(2,674)	854
Net income (loss) to common shareholders	8,257	(10,908)	7,855	(17,486)

Net income (loss) per common share:
Basic	$0.68	$(0.95)	$0.65	$(1.59)
Diluted	$0.54	$(0.95)	$0.59	$(1.59)

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. Net income and net income per common share increased during the three months ended June 30, 2005 as compared to the same period in 2004. The increase in net income is primarily the result of a $8.3 million decrease in provision for loan losses and a $6.0 million decrease of impairment charges, coupled with a $9.5 million increase in gain on sale of investments as discussed above. These increases were offset by a decrease in net interest income of $2.8 million, as discussed below.

Index

Net interest income for the three months ended June 30, 2005 decreased to $2.7 million from $5.5 million for the same period in 2004 primarily due to the reduction in interest earning assets from sales of securitized finance receivables, and the decline in the net interest spread on interest earning assets. The decline in net interest spread is discussed further in connection with the Average Balances and Effective Interest Rates table below.

Impairment charges decreased by $6.0 million for the three months ended June 30, 2005 from the same period last year due primarily to the sale of a security in 2005 supported by manufactured housing and single-family loans which experienced a $7.6 million impairment charge in the three months ended June 30, 2004. The impairment charges for the three months ended June 30, 2005 primarily relate to a $1.6 million impairment charge on the Company's investment in delinquent property tax receivables during the period.

Gain on sale of investments increased by $9.5 million during the three months ended June 30, 2005 compared to the same period last year. A gain of $8.2 million on the sale of securitized finance receivables and a gain of $1.4 million on the sale of four healthcare mezzanine loans were realized during the period.

General and administrative expenses decreased by $0.6 million to $1.4 million for the three months ended June 30, 2005 compared to the same period in 2004 due principally to lower general and administrative expenses on the Company's delinquent property tax receivable servicing operation.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004. Net income and net income per common share increased during the six months ended June 30, 2005 as compared to the same period in 2004. The increase in net income is primarily the result of a decrease of provision for loan losses of $13.2 million, a decrease in impairment charges of $7.4 million, an increase in gain on sale of investments of $9.8 million, and a decrease in net interest income of $4.8 million. Net income to common shareholders increased from a $17.5 million loss, or $1.59 per share, for the six months ended June 30, 2004 to $7.9 million of income, or $0.65 per share basic earnings and $0.59 per share fully diluted earnings, for the six months ended June 30, 2005. Net loss to common shareholders in 2005 includes $2.7 million of dividends paid on preferred stock during the six months ended June 30, 2005.

Net interest income decreased by $4.8 million during the six months ended June 30, 2005 compared to the same period in 2004 due a decline in interest earning assets from the sale of securitized finance receivables, and a decline in the overall net interest spread on interest earning assets compared to the six months ended June 30, 2004. The decline in net interest spread is discussed further in connection with the Average Balances and Effective Interest Rates table below. Net interest income after provision for loan losses for the six months ended June 30, 2005 increased to income of $4.3 million from a loss of $4.2 million for the same period in 2004. This increase was primarily the result of a $13.2 million decrease in provision for loan losses as a result of the sale of the Company's investment in its manufactured housing loan finance receivables.

Impairment charges decreased by $7.4 million for the six months ended June 30, 2005 from the same period last year. This decrease was primarily a result of losses experienced in 2004 on debt securities pledged as securitized finance receivables and comprised largely of manufactured housing loans. This security was sold during the second quarter of 2005 as part of the transaction discussed earlier in Management's Discussion and Analysis. The impairment charges for the six months ended June 30, 2005 primarily relate to a $1.7 million impairment charge on the Company's investment in delinquent property tax receivables during the period.

Gain on sales of investments increased by $9.8 million due to the sale of securitized finance receivables at a gain of $8.2 million, and a gain of $1.4 million on the sale of four healthcare mezzanine loans was realized during the period.

General and administrative expense decreased by $1.6 million for the six months ended June 30, 2005 compared to the same period in 2004. The decline in general and administrative expenses during the period is due to the reduction in expenses at the Company's tax lien servicing operation and a decline in litigation related expenses.

Index

The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

Average Balances and Effective Interest Rates

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
(amounts in thousands)	Average Balance	Effective Rate	Average Balance	Effective Rate	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-earning assets(1):
Securitized finance receivables(2) (3)	$945,090	7.16%	$1,707,230	7.61%	$1,085,971	7.17%	$1,737,618	7.52%
Securities	71,854	5.02%	24,211	7.87%	72,614	5.33%	26,310	7.87%
Cash	35,841	2.56%	15,545	0.77%	44,489	2.38%	12,092	0.76%
Other loans	6,486	12.90%	6,757	9.68%	6,789	13.75%	7,492	8.90%
Other investments(4)	4,756	19.35%	-	-%	6,075	19.83%	-	-%
Total interest-earning assets	$1,064,027	6.95%	$1,753,743	7.56%	$1,215,938	6.98%	$1,783,512	7. 49%

Interest-bearing liabilities:
Non-recourse securitization financing(3)	$731,625	7.73%	$1,602,163	6.71%	$939,569	6.97%	$1,627,252	6.54%
Recourse debt secured by securitized finance receivables	123,581	3.12%	-	-%	61,790	3.20%	-	-%
Repurchase agreements	57,177	3.02%	20,103	1.40%	63,197	2.80%	21,438	1.42%
Senior notes	-	-%	549	9.50%	-	-%	3,624	9.50%
Total interest-bearing liabilities	$912,383	6.81%	$1,622,815	6.64%	$1,064,556	6.50%	$1,652,314	6.48%
Net interest spread on all investments(3)		0.14%		0.92%		0.48%		1.01%
Net yield on average interest-earning assets(3)		1.10%		1.41%		1.29%		1.49%

(1)
Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to record available-for-sale securities at fair value.

(2)
Average balances exclude funds held by trustees of $251 and $509 for the three months ended June 30, 2005 and 2004, respectively, and $242 and $422 for the six months ended June 30, 2005 and 2004, respectively.

(3)
Effective rates are calculated excluding non-interest related collateralized bond expenses. If included, the effective rate on interest-bearing liabilities would be 6.93% and 6.83% for the three months ended June 30, 2005 and 2004, respectively, and 6.65% and 6.64% for the six months ended June 30, 2005 and 2004, respectively.

(4)	Other investments is comprised of delinquent property tax receivables which were on non-accrual during all of 2004 and beginning in June 2005.

The net interest spread decreased 78 basis points to 14 basis points for the three months ended June 30, 2005, from 92 basis points for the same period in 2004 (each basis point is 0.01%). The net interest spread for the six months ended June 30, 2005 decreased relative to the same period in 2004, to 48 basis points from 101 basis points. The decrease in the net interest spread for the three months ended June 30, 2005 versus the same period in 2004 is due to declining yields on interest-earning assets, due principally from decreased income as a result of the sale of approximately $367.2 million of securitized finance receivables during the three months ended June 30, 2005, and the sale of approximately $219.2 million in receivables during the fourth quarter of 2004. The proceeds from the sale of these investments have generally been invested in cash and short-term securities. Additionally, net interest spread decreased due to effective interest rate adjustments recognized on a commercial loan securitization in the three months ended June 30, 2004.

Index

The decrease in the Company's net interest spread for the six month period ended June 30, 2005 compared to the prior year period can also be attributed to decreased income as a result of the sale of securitized finance receivables during the six months ended June 30, 2005.

Interest Income and Interest-Earning Assets. At June 30, 2005, $699.1 million of the investment portfolio consisted of loans and securities which pay a fixed-rate of interest, and approximately $171.8 million of the investment portfolio was comprised of loans and securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. The Company finances its investment portfolio principally with non-recourse securitization financing, but during the second quarter of 2005 added $165.7 million of repurchase agreement financing to fund the redemption of the outstanding bonds of one securitization. At June 30, 2005, approximately $552.8 million of fixed-rate bonds and no adjustable rate bonds were outstanding, having been replaced by repurchase agreement financing as discussed above. The following table presents a breakdown, by principal balance, of the Company's securitized finance receivables and ARM and fixed mortgage securities by type of underlying loan. This table excludes treasury bills, commercial paper, other investments and other loans, as such assets are classified in the Company's financial statements.

Investment Portfolio Composition(1)

($ in millions)	LIBOR Based ARM Loans	CMT Based ARM Loans	Other Indices Based ARM Loans	Fixed-Rate Loans	Total
2004, Quarter 2	$215.8	$41.9	$40.8	$1,443.1	$1,741.6
2004, Quarter 3	196.1	38.8	39.5	1,335.8	1,610.2
2004, Quarter 4	176.7	34.5	37.6	1,112.8	1,361.6
2005, Quarter 1	163.7	32.9	34.9	1,069.1	1,300.6
2005, Quarter 2	115.8	23.0	33.0	699.1	870.9

(1)	Includes only the principal amount of securitized finance receivables, ARM securities and fixed-rate mortgage securities.

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

The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $25.5 million and a remaining deductible aggregating $0.4 million on $27.2 million of securitized single-family mortgage loans which are subject to such reimbursement agreements; guarantees aggregating $19.6 million on $198.8 million of securitized commercial mortgage loans, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; and $54.9 million of securitized single-family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 69% on such policies before the Company would incur losses.

Index

Credit Reserves and Actual Credit Losses

($ in millions)	Outstanding Loan Principal Balance	Credit Exposure, Net Of Credit Reserves	Actual Credit Losses	Credit Exposure, Net to Outstanding Loan Balance
2004, Quarter 2	$1,716.1	$48.0	$8.0	2.80%
2004, Quarter 3	1,613.4	39.8	6.5	2.47%
2004, Quarter 4	1,296.5	39.9	4.6	3.08%
2005, Quarter 1	1,245.8	39.4	2.6	3.16%
2005, Quarter 2	828.9	29.0	0.5	3.50%

The following table summarizes commercial mortgage loan delinquencies as a percentage of the outstanding commercial securitized finance receivables balance for those securities in which the Company has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding securitized finance receivables balance have decreased to 7.33% at June 30, 2005 from 15.19% at June 30, 2004 primarily due to seventeen commercial loans which became delinquent in 2004. Of these seventeen loans, fourteen were low income housing tax credit ("LIHTC") loans with an aggregate unpaid principal balance of $70 million which were repaid in full in July and August 2004. The increase in delinquencies from 6.06% at March 31, 2005 to 7.33% at June 30, 2005 resulted from four loans becoming delinquent during the second quarter of 2005, one of which paid off subsequent to June 30, 2005. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. At June 30, 2005, management believes the level of credit reserves is appropriate for currently existing losses.

Commercial Loan Delinquency Statistics(1)(2)

	30 to 60 days delinquent	60 to 90 days delinquent	90 days and over delinquent(2)	Total
2004, Quarter 2	3.69%	4.05%	7.45%	15.19%
2004, Quarter 3	2.82%	0.45%	6.84%	10.11%
2004, Quarter 4	0%	0%	7.96%	7.96%
2005, Quarter 1	0.10%	0.20%	5.76%	6.06%
2005, Quarter 2	0.84%	0.71%	5.78%	7.33%

(1)	Excludes other investments and loans held for sale or securitization.
(2)	Includes foreclosures, repossessions and real estate owned.

General and Administrative Expense. The following table presents a breakdown of general and administrative expense. Included in the first and second quarters of 2005 is an aggregate $316 thousand of litigation related expense.

($ in thousands)	Servicing	Corporate/Investment Portfolio Management	Total
2004, Quarter 2	$986.8	$1,028.1	$2,014.9
2004, Quarter 3	930.3	916.8	1,847.1
2004, Quarter 4	557.5	859.8	1,417.3
2005, Quarter 1	525.2	966.4	1,491.6
2005, Quarter 2	360.7	1,037.7	1,398.4

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), Share-Based Payment (FAS 123R). This statement supersedes APB Opinion No. 25 and its related implementation guidance. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. This statement is effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Company will adopt this statement effective January 1, 2006. The Company presented the amount that would have been recorded in general and administrative expense for the quarter and six month period ended June 30, 2005 if the Company had adopted the provisions of FAS 123R in Note 11 above.

Index

In June 2004, the FASB issued Emerging Issues Task Force Abstract 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides authoritative guidance regarding determining when an investment is considered impaired and the impairment is other-than-temporary. EITF 03-1 requires that the Company evaluate whether an impairment is other-than-temporary, and, if the impairment is other-than-temporary, recognize an impairment loss equal to the excess of the amortized cost over the estimated fair value of the investment. In September 2004 the FASB delayed the effective date of paragraphs 10-20 of this issue. These paragraphs give guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. The delay does not suspend the requirement to recognize other than temporary impairments as required by existing authoritative literature. On July 5, 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and stated that the proposed FASB Staff Position ("FSP") EITF Issue No. 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1," will be issued as final. The final FSP will supersede EITF 03-1. The Company does not expect the adoption of the FSP, as contained in its current draft form, to have a material effect on our consolidated financial condition, consolidated results of operations, or liquidity.

NON-GAAP INFORMATION ON SECURITIZED FINANCE RECEIVABLES AND NON-RECOURSE SECURITIZATION FINANCING

The Company finances its securitized finance receivables principally through the issuance of non-recourse securitization financing. The Company presents in its condensed consolidated financial statements the securitized finance receivables as assets, and the associated securitization financing as a liability. Because the securitization financing is recourse only to the finance receivables pledged, and is therefore not a general obligation of the Company, the risk to the Company on its investment in securitized finance receivables is limited to its net investment (i.e., the excess of the finance receivables pledged over the non-recourse securitization financing). This excess is often referred to as overcollateralization. The purpose of the information presented in this section is to present the securitized finance receivables on a net investment basis, and to provide estimated fair value information using various assumptions on such net investment. The Company monitors and evaluates the performance of these securitization transactions based on the Company's net investment in such transactions, and believes the tables below will assist the investor in understanding the Company's actual investment in these transactions, the credit risk which the Company has retained on its investments, the performance of these investments, and the estimated fair value of these investments based on the assumptions set forth below.

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

The Company estimates the fair value of its net investment in collateralized bond securities as the present value of the projected cash flow from the collateral, adjusted for the impact of and assumed level of future prepayments and credit losses, less the projected principal and interest due on the bonds owned by third parties. The Company master services the collateral for three of its collateralized bond securities. Structured Asset Securitization Corporation (SASCO) Series 2002-9 is master-serviced by Wells Fargo Bank. CCA One Series 2 and Series 3 are master-serviced by Bank of New York. Monthly payment reports for those securities master-serviced by the Company may be found on the Company's website at www.dynexcapital.com.

Index

Below is a summary at June 30, 2005, by each series of the Company's net investment in securitized finance receivables where the fair value exceeds $0.5 million. The following tables show the Company's net investment in each of the securities presented below on both a principal balance and amortized cost basis, as those terms are defined above. The accompanying condensed consolidated financial statements of the Company present the securitized finance receivables as an asset, and present the associated securitization financing bond obligation as a liability. In addition, as the securitizations currently included in the Company's investment portfolio contain loans and are not themselves securities, the Company carries those investments at amortized cost. As a result, the table below is not meant to present the Company's investment in securitized finance receivables or the securitization financing in accordance with generally accepted accounting principles applicable to the Company's transactions. See below for a reconciliation of the amounts included in the table to the Company's condensed consolidated financial statements.

(amounts in thousands)
Collateralized Bond Series(1)	Collateral Type	Principal Balance of Securitized Finance Receivables Pledged	Principal Balance of Securitization Financing Outstanding to Third Parties	Principal Balance of Net Investment	Amortized Cost Basis of Net Investment

SASCO 2002-9(2)	Single family loans	$195,942	$165,743	$30,199	$33,817

MCA One Series 1	Commercial mortgage loans	66,531	61,806	4,725	1,120

CCA One Series 2	Commercial mortgage loans	212,731	190,627	22,104	13,614

CCA One Series 3	Commercial mortgage loans	338,019	298,059	39,960	46,412
		$813,223	$716,235	$96,988	$94,963

(1)
MCA stands for Multifamily Capital Access One, Inc. (now known as Commercial Capital Access One, Inc.); and CCA stands for Commercial Capital Access One, Inc. Each such entity is a wholly-owned limited purpose subsidiary of the Company. SASCO stands for Structured Asset Securitization Corporation.

(2)
The securitization financing bonds for SASCO 2002-9 were acquired by the Company and recourse repurchase agreement financing was used to finance the acquisition of the bonds. The amounts included in this table represent the principal amount of repurchase agreement financing. The Principal Balance of Net Investment includes the amount of capital invested by the Company in the redemption of the bonds in excess of the repurchase agreement financing.

The following table reconciles the balances presented in the table above with the amounts included for securitized finance receivables and securitization financing in the accompanying consolidated financial statements.

(amounts in thousands)	Securitized Finance Receivables	Securitization Financing

Principal balances per the above table	$813,223	$716,235
Principal balance of security excluded from above table	2,250	2,292
Premiums and discounts	(1,560)	2,539
Unrealized gain	37	_
Accrued interest and other	5,852	3,747
Allowance for loan losses	(16,536)	-
Balance per consolidated financial statements	$803,266	$724,813

The following table summarizes the fair value of the Company's net investment in collateralized bond securities, the various assumptions made in estimating value and the cash flow received from such net investment during the six months ended June 30, 2005. As the Company does not present its investment in securitization finance receivables on a net investment basis, the table below is not meant to present the Company's investment in securitized finance receivables or securitization financing in accordance with generally accepted accounting principles applicable to the Company's transactions.

Index

	Fair Value Assumptions			($ in thousands)
Collateralized Bond Series	Weighted-average prepayment speeds	Losses	Projected cash flow Termination date	Fair value of net investment(1)	Cash flows received in 2005, net(2)
SASCO 2002-9	28% CPR	0.10% annually	Anticipated call date in 2005	$36,305	$2,434

MCA One Series 1	(3)	2.5% annually with a 40% loss severity	Anticipated final maturity in 2018	2,828	378

CCA One Series 2	(4)	(5)	Anticipated call date in 2011	12,694	536

CCA One Series 3	(4)	(5)	Anticipated call date in 2009	16,599	201
				$68,426	$3,549

(1)
Calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows were based on the forward LIBOR curve at June 30, 2005, and incorporate the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above. Fair value excludes any potential value associated with the Company's right to redeem the bonds on the call date.

(2)	Cash flows received by the Company during the six months ended June 30, 2005, equal to the excess of the cash flows received on the collateral pledged, over the cash flow requirements of the collateralized bond security.
(3)	Computed at 0% CPR until maturity.
(4)	Computed at 0% CPR until the respective call date.
(5)
Assumes loans that are 60+ days delinquent liquidate within 6 months at loss severity rates ranging from 20% - 40%.  A loss rate of 0.80% per annum over the remaining life of each Series is assumed for all other loans.

The above tables illustrate the Company's estimated fair value of its net investment in certain collateralized bond securities. In its consolidated financial statements, the Company carries its investments at amortized cost. Including the recorded allowance for loan losses of $16.5 million, the Company's net investment in collateralized bond securities at June 30, 2005 was approximately $78.4 million. This amount compares to an estimated fair value, utilizing a discount rate of 16%, of approximately $68.4 million, as set forth in the table above. The difference between the $78.4 million in net investment as included in the consolidated financial statements and the $68.4 million of estimated fair value is due to the difference between the estimated fair value of such net investment and amortized cost.

The following table compares the fair value of these investments at various discount rates, but otherwise using the same assumptions as set forth for the two immediately preceding tables:

Fair Value of Net Investment
Collateralized Bond Series	12%	16%	20%	25%
SASCO 2002-9	$37,930	$36,305	$34,953	$33,556
MCA One Series 1	3,371	2,828	2,397	1,977
CCA One Series 2	15,048	12,694	10,781	8,878
CCA One Series 3	18,806	16,599	14,683	12,637
	$75,155	$68,426	$62,814	$57,048

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations from a variety of sources. The Company's primary source today of funding its operations is principally the cash flow generated from the investment portfolio, which includes net interest income and principal payments and prepayments on these investments. From the cash flow on its investment portfolio, the Company funds its operating overhead costs, including the servicing of its delinquent property tax receivables, repays any remaining recourse debt, and makes additional investments. Coupled with its existing available cash resources, the Company believes that this source is sufficient to fund its short and long-term operational needs. In addition, while the Company was actively originating loans or accumulating assets for its investment portfolio, the Company funded these operations through short-term warehouse lines of credit with commercial and investment banks, repurchase agreements and the capital markets via the asset-backed securities market (which provides long-term non-recourse funding of the investment portfolio via the issuance of non-recourse securitization financing). Should the Company's future operations require access to sources of capital such as lines of credit and repurchase agreements, the Company believes that it would be able to access such sources.

Index

The Company's cash flow from its investment portfolio is subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses. The Company currently has a substantial portion of its available capital invested in cash or highly, liquid, short-term instruments. At June 30, 2005, this amount was $63 million, or more than half the Company's overall equity capital base. The Company intends to maintain excessive levels of liquidity for at least the next six months given the lack of compelling reinvestment opportunities as a result of the absolute low level of interest rates, the flat yield curve, and the historically tight spreads on fixed income instruments.

Securitization financing. Dynex, through limited-purpose finance subsidiaries, has issued non-recourse debt in the form of non-recourse securitization financing to fund the majority of its investment portfolio. The obligations under the securitization financing are payable solely from the securitized finance receivables and are otherwise non-recourse to the Company. The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At June 30, 2005, Dynex had $559.1 million of non-recourse securitization financing outstanding. Approximately $553 million of the non-recourse securitization financing carries a fixed rate of interest, and approximately $166 million carries a rate of interest, which adjusts monthly based on One-Month LIBOR.

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

Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

Reinvestment Risk. The Company currently has no specific long-term reinvestment strategy.  The Company continues to evaluate opportunities for the reinvestment of its capital, some of which are not typical investments for a REIT.  The Company has an appreciable amount of its capital invested in cash equivalents and short-term high quality investments.  Given the current low interest rate environment and the relatively flat yield curve, as measured by the difference between the yields on the two-year U.S. Treasury Note and the ten-year U.S. Treasury Bond, opportunities to reinvest capital at acceptable rates of return may not be available for an extended period of time.

Index

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

Economic Conditions. The Company is affected by general economic conditions. An increase in the risk of defaults and credit risk resulting from an economic slowdown or recession or other factors could result in a decrease in the value of the Company's investments and the over-collateralization associated with its securitization transactions. These changes could have an effect on the Company's financial performance and the performance on the Company's securitized loan pools. As a result of the Company being heavily invested in short-term high quality investments, a worsening economy may potentially benefit the Company by creating opportunities for the Company to invest in assets that become distressed as a result of the worsening conditions or, if in response to these conditions, the Federal Reserve begins to lower the Federal Funds Rate and the yield curve steepens.

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

Interest Rate Fluctuations. The Company's income and cash flow depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the Company's investments, including loans and securities currently pledged as securitized finance receivables and securities, are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse securitization financing and repurchase agreements, approximately $62 million of which is variable rate and resets monthly. Financing fixed-rate assets with variable-rate bonds exposes the Company to reductions in income and cash flow in a period of rising interest rates. In addition, a portion of the investments held by the Company are adjustable-rate securitized finance receivables. These investments are financed through non-recourse long-term securitization financing and recourse repurchase agreements, which reset monthly. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps; the related borrowing has no delayed resets or such interest rate caps.

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

Regulatory Changes. The Company's businesses as of and for the quarter ended June 30, 2005 were not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company's securitized loan pools or its ability to collect on its delinquent property tax receivables. The Company is a REIT and is required to meet certain tests in order to maintain its REIT status as described in the discussion of "Federal Income Tax Considerations" in its Annual Report on Form 10-K for the year ended December 31, 2004. If the Company should fail to maintain its REIT status, it would not be able to hold certain investments and would be subject to income taxes.

Index

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

The Company focuses on the sensitivity of its cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its net interest margin cash flow for the next twenty-four months assuming interest rates follow the forward LIBOR curve (based on ninety-day Eurodollar futures contracts) at June 30, 2005. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow.

The following table summarizes the Company's net interest margin cash flow sensitivity analysis at June 30, 2005. This analysis represents management's estimate of the percentage change in net interest margin cash flow given a shift in interest rates, as discussed above. Other investments are excluded from this analysis because they are not interest rate sensitive. The "Base" case represents the interest rate environment as it existed at June 30, 2005. At June 30, 2005, one-month LIBOR was 3.34% and six-month LIBOR was 3.71%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of "optionality." The most significant option affecting the Company's portfolio is the borrowers' option to prepay the loans. The model applies prepayment rate assumptions representing management's estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to the Company's portfolio, and no change to the Company's liability structure. Historically, there have been significant changes in the Company's assets and liabilities, and there are likely to be such changes in the future.

Basis Point Increase (Decrease) in Interest Rates	Projected Change in Net Interest Margin Cash Flow From Base Case	Projected Change in Value, Expressed as a Percentage of Shareholders' Equity
+200	(18.7)%	(2.4)%
+100	(8.0)%	(1.0)%
Base	-	-
-100	4.1%	0.6%
-200	8.3%	1.1%

The Company's interest rate rise is related both to the rate of change in short-term interest rates and to the level of short-term interest rates. Approximately $172 million of the Company's investment portfolio as of June 30, 2005 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 66% and 13% of the adjustable rate loans underlying the Company's adjustable rate securities and securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

Index

Generally, during a period of rising short-term interest rates, the Company's net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the adjustable rate loans underlying the adjustable rate securities and securitized finance receivables relative to the rate resets on the associated borrowings and (ii) rate resets on the adjustable rate loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As to item (i), the Company has substantially limited its interest rate risk on such investments through (a) the issuance of fixed-rate non-recourse securitization financing which approximated $552.8 million as of June 30, 2005, and (b) equity, which was $152.9 million at June 30, 2005. As to item (ii), as short-term interest rates stabilize and the ARM loans reset, the net interest margin may be partially restored as the yields on the ARM loans adjust to market conditions. The remaining portion of the Company's investment portfolio as of June 30, 2005, approximately $700 million, is comprised of loans or securities that have coupon rates that are fixed.

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

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective.

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

Index

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

GLS Capital, Inc. ("GLS"), a subsidiary of the Company, and the County of Allegheny, Pennsylvania ("Allegheny County"), were defendants in a lawsuit in the Commonwealth Court of Pennsylvania (the "Commonwealth Court"), the appellate court of the state of Pennsylvania. Plaintiffs were two local businesses seeking status to represent as a class delinquent taxpayers in Allegheny County whose delinquent tax liens had been assigned to GLS. Plaintiffs challenged the right of Allegheny County and GLS to collect certain interest, costs and expenses related to delinquent property tax receivables in Allegheny County, and whether the County had the right to assign the delinquent property tax receivables to GLS and therefore employ procedures for collection enjoyed by Allegheny County under state statute. This lawsuit was related to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999. In July 2001, the Commonwealth Court issued a ruling that addressed, among other things, (i) the right of GLS to charge to the delinquent taxpayer a rate of interest of 12% per annum versus 10% per annum on the collection of its delinquent property tax receivables, (ii) the charging of a full month's interest on a partial month's delinquency; (iii) the charging of attorney's fees to the delinquent taxpayer for the collection of such tax receivables, and (iv) the charging to the delinquent taxpayer of certain other fees and costs. The Commonwealth Court in its opinion remanded for further consideration to the lower trial court items (i), (ii) and (iv) above, and ruled that neither Allegheny County nor GLS had the right to charge attorney's fees to the delinquent taxpayer related to the collection of such tax receivables. The Commonwealth Court further ruled that Allegheny County could assign its rights in the delinquent property tax receivables to GLS, and that plaintiffs could maintain equitable class in the action. In October 2001, GLS, along with Allegheny County, filed an Application for Extraordinary Jurisdiction with the Supreme Court of Pennsylvania, Western District appealing certain aspects of the Commonwealth Court's ruling. In March 2003, the Supreme Court issued its opinion as follows: (i) the Supreme Court determined that GLS can charge delinquent taxpayers a rate of 12% per annum; (ii) the Supreme Court remanded back to the lower trial court the charging of a full month's interest on a partial month's delinquency; (iii) the Supreme Court revised the Commonwealth Court's ruling regarding recouping attorney fees for collection of the receivables indicating that the recoupment of fees requires a judicial review of collection procedures used in each case; and (iv) the Supreme Court upheld the Commonwealth Court's ruling that GLS can charge certain fees and costs, while remanding back to the lower trial court for consideration the facts of each individual case. Finally, the Supreme Court, in March 2003, remanded to the lower trial court to determine if the remaining claims can be resolved as a class action. In August 2003, the Pennsylvania legislature enacted a law amending and clarifying certain provisions of the Pennsylvania statute governing GLS' right to the collection of certain interest, costs and expenses. The law is retroactive to 1996, and amends and clarifies that as to items (ii), (iii) and (iv) noted above by the Supreme Court, that GLS can charge a full month's interest on a partial month's delinquency, that GLS can charge the taxpayer for legal fees, and that GLS can charge certain fees and costs to the taxpayer at redemption. Subsequent to the enactment of the law, challenges to the retroactivity provisions of the law were filed in separate cases, which did not include GLS as a defendant. In September 2004, the Trial Court in that litigation upheld the retroactive provisions enacted in 2003. Plaintiffs have appealed in that case. The lower trial court had reset the hearing on the class-action status for June 2005, but the hearing was delayed until no earlier than September 2005. We believe that the ultimate outcome of this litigation will not have a material impact on our financial condition, but may have a material impact on reported results for the particular period presented.

The Company and Dynex Commercial, Inc. ("DCI"), formerly an affiliate of the Company and now known as DCI Commercial, Inc., were defendants in state court in Dallas County, Texas in the matter of Basic Capital Management et al (collectively, "BCM" or "the Plaintiffs") versus Dynex Commercial, Inc. et al. The suit was filed in April 1999 originally against DCI, and in March 2000, BCM amended the complaint and added the Company as a defendant. The complaint, which was further amended during pretrial proceedings, alleged that, among other things, DCI and the Company failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160 million "master" loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9 million. The trial commenced in January 2004 and in February 2004, the jury in the case rendered a verdict in favor of one of the plaintiffs and against the Company on the alleged breach of the loan agreements for tenant improvements and awarded that plaintiff damages in the amount of $0.3 million. The jury also awarded the Plaintiffs' attorneys fees in the amount of $2.1 million. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively. The jury found in favor of DCI on the alleged $9 million loan commitment, but did not find in favor of DCI for counterclaims made against BCM. After considering post-trial motions, the presiding judge entered judgment in favor of the Company and DCI, effectively overturning the verdicts of the jury and dismissing damages awarded by the jury. Plaintiffs have filed an appeal with the Court of Appeals for the Fifth Judicial District of Texas at Dallas. DCI is a former affiliate of the Company, and the Company believes that it will have no obligation for amounts, if any, awarded to the plaintiffs as a result of the actions of DCI. Various briefs have been filed in the litigation, and the Company expects the appeal will be heard by the end of 2005.

Index

On February 11, 2005, a putative class action complaint alleging violations of the federal securities laws and various state common law claims was filed against the Company, our subsidiary MERIT Securities Corporation, Stephen J. Benedetti, the Company's Executive Vice President, and Thomas H. Potts, the Company's former President and a former Director, in United States District Court for the Southern District of New York ("District Court") by the Teamsters Local 445 Freight Division Pension Fund ("Teamsters"). The lawsuit purported to be a class action on behalf of purchasers of MERIT Series 13 securitization financing bonds, which are collateralized by manufactured housing loans. On May 31, 2005, the Teamsters filed an amended class action complaint. The amended complaint dropped all state common law claims but added federal securities claims related to the MERIT Series 12 securitization financing bonds. The Company filed a motion to dismiss the amended complaint on July 15, 2005 to which Teamsters filed a response with the District Court on August 15, 2005. The Company has evaluated the allegations and believes them to be without merit and intends to vigorously defend itself against them.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on our consolidated balance sheet but could materially affect our consolidated results of operations in a given year.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On June 14, 2005, the Annual Meeting of shareholders was held to elect the members of the Board of Directors. The following table summarizes the results of those votes.

Director	For	Withheld
Common Share Votes
Thomas B. Akin	11,673,825	94,063
J. Sidney Davenport	11,530,891	236,997
Daniel K. Osborne	11,575,775	192,113
Eric P. Von der Porten	11,672,232	95,656

Preferred Share Votes
Leon A. Felman	5,438,608	48,056
Barry Igdaloff	5,438,608	48,056

Item 5.	Other Information

None

Index

Item 6.	Exhibits

10.1	Purchase Agreement Dated May 9, 2005 (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

10.2	Form of Stock Option Agreement for Non-Employee Directors under the Dynex Capital, Inc. 2004 Stock Incentive Plan.

10.3	Form of Stock Appreciation Rights Agreement for Senior Executives under the Dynex Capital, Inc. 2004 Stock Incentive Plan.

31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Dated: August 22, 2005	By:	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President
(authorized officer of registrant, principal accounting officer)

Index

EXHIBIT INDEX

Exhibit No.

10.1	Purchase Agreement Date May 9, 2005 (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

10.2	Form of Stock Option Agreement for Non-Employee Directors under the Dynex Capital, Inc. 2004 Stock Incentive Plan.

10.3	Form of Stock Appreciation Rights Agreement for Senior Executives under the Dynex Capital, Inc. 2004 Stock Incentive Plan.

31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.