Form 10-Q
period 2005-09-30
DYNEX CAPITAL INC
filed 2005-11-21
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2005
or
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

(804) 217-5800
(Registrant’s telephone number, including area code)

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
☐ Yes ☑ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

On October 31, 2005, the registrant had 12,163,391 shares of common stock outstanding with a par value of $.01 per share, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)

	September 30,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$19,214	$52,522
Other assets	4,807	4,964
	24,021	57,486
Investments:
Securitized finance receivables:
Loans, net	759,386	1,036,123
Debt securities	2,194	206,434
	761,580	1,242,557
Securities	78,890	87,706
Other investments	4,493	7,596
Other loans	3,341	5,589
	848,304	1,343,448
	$872,325	$1,400,934
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Securitization financing:
Non-recourse bonds	$537,385	$1,177,280
Repurchase agreements	149,823	-
	687,208	1,177,280
Repurchase agreements	27,830	70,468
	715,038	1,247,748

Accrued expenses and other liabilities	7,753	4,420
	722,791	1,252,168
Commitments and contingencies (Note 10)	-	-

SHAREHOLDERS’ EQUITY
9.75% Cumulative Convertible Series D Preferred stock, par value $.01 per share, 50,000,000 shares authorized, 5,628,737 shares issued and outstanding ($57,624 and $58,040 aggregate liquidation preference, respectively)	55,666	55,666
Common stock, par value $.01 per share, 100,000,000 shares authorized, 12,163,391 and 12,162,391 shares issued and outstanding, respectively	122	122
Additional paid-in capital	366,903	366,896
Accumulated other comprehensive (loss) income	(42)	3,817
Accumulated deficit	(273,115)	(277,735)
	149,534	148,766
	$872,325	$1,400,934

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Securitized finance receivables	$14,470	$29,260	$53,394	$94,615
Securities	974	509	3,038	1,623
Other loans	149	181	616	514
Other investments	124	76	1,255	122
	15,717	30,026	58,303	96,874

Interest and related expense:
Securitization financing	12,716	23,485	47,226	77,912
Repurchase agreements and senior notes	365	97	1,256	422
Other	22	50	18	192
	13,103	23,632	48,500	78,526

Net interest income	2,614	6,394	9,803	18,348
Provision for loan losses	(1,622)	(1,291)	(4,547)	(17,438)
Net interest income after provision for loan losses	992	5,103	5,256	910

Impairment charges	(207)	(162)	(2,259)	(9,569)
(Loss) gain on sale of investments, net	(48)	(3,147)	9,802	(3,143)
Other (expense) income	(1,026)	(3)	331	(264)
General and administrative expenses	(1,610)	(1,847)	(4,500)	(6,330)
Net (loss) income	(1,899)	(56)	8,630	(18,396)

Preferred stock charge	(1,336)	(1,381)	(4,010)	(527)
Net (loss) income to common shareholders	$(3,235)	$(1,437)	$4,620	$(18,923)

Change in net unrealized gain/(loss) on:
Investments classified as available-for-sale	(116)	211	(4,464)	3,526
Hedge instruments	21	349	605	2,354
Comprehensive (loss) income	$(1,994)	$504	$4,771	$(12,516)

Net (loss) income per common share:
Basic and diluted	$(0.27)	$(0.12)	$0.38	$(1.70)

Weighted average number of common shares outstanding:
Basic and diluted	12,163,391	12,162,391	12,162,951	11,144,102

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities:
Net income (loss)	$8,630	$(18,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,547	17,438
Impairment charges	2,259	9,569
(Gain) loss on sale of investments	(9,802)	3,143
Amortization and depreciation	1,425	3,548
Net change in other assets, accrued expenses and other liabilities	164	1,048
Net cash and cash equivalents provided by operating activities	7,223	16,350

Investing activities:
Principal payments received on securitized finance receivables	106,593	223,255
Payments received on other investments, securities and other loans	51,767	18,539
Proceeds from sales of securities and other investments	20,297	23,065
Purchase of, or advances on, investments	(45,572)	(11,087)
Other	171	45
Net cash and cash equivalents provided by investing activities	133,256	253,817

Financing activities:
Principal payments on non-recourse securitization financing	(81,309)	(224,076)
Net borrowings under securitization financing repurchase agreement	149,823	-
Proceeds from sale of redemption rights	-	7,377
Redemption of securitization financing bonds	(195,653)	-
Net repayments on repurchase agreement borrowings	(42,638)	(8,502)
Repayment of senior notes	-	(10,050)
Retirement of preferred stock	-	(647)
Dividends paid	(4,010)	(1,263)
Net cash and cash equivalents used for financing activities	(173,787)	(237,161)
Net (decrease) increase in cash and cash equivalents	(33,308)	33,006
Cash and cash equivalents at beginning of period	52,522	7,386
Cash and cash equivalents at end of period	$19,214	$40,392

Supplement disclosures of cash flow information:
Cash paid for interest	$48,189	$80,880

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005
(amounts in thousands except share and per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America, hereinafter referred to as “generally accepted accounting principles,” for complete financial statements. The condensed consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified real estate investment trust (“REIT”) subsidiaries and taxable REIT subsidiary (collectively, “Dynex” or the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

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

The Company believes it has complied with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To the extent the Company qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders.

In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”), filed with the Securities and Exchange Commission.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The primary estimates inherent in the accompanying condensed consolidated financial statements are discussed below and in the Notes to Consolidated Financial Statements in the Company’s 2004 Form 10-K.

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

The Company also has credit risk on loans in its portfolio as discussed in Note 4. An allowance for loan losses has been established for currently existing estimated losses in the loan portfolio, which are deemed to be probable as to their occurrence. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of credit losses. Provisions made to increase the allowance for loan losses are presented as provision for loan losses in the accompanying condensed consolidated statements of operations. The Company’s actual credit losses may differ from those estimates used to establish the allowance.

Certain amounts for 2004 have been reclassified to conform to the presentation adopted in 2005.

NOTE 2 - NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is presented on both a basic and diluted per common share basis. Diluted net (loss) income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights and options to the extent that they are outstanding, using the treasury stock method, but only if these items are dilutive. Each share of Series D preferred stock is convertible into one share of common stock. The following table reconciles the numerator and denominator for both basic and diluted net (loss) income per common share for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	Income	Weighted- Average Number Of Shares	Loss	Weighted- Average Number Of Shares	Income	Weighted- Average Number Of Shares	Loss	Weighted- Average Number Of Shares
Net (loss) income	$(1,899)		$(56)		$8,630		$(18,396)
Preferred stock charge	(1,336)		(1,381)		(4,010)		(527)
Net (loss) income to common shareholders	$(3,235)	12,163,391	$(1,437)	12,162,391	$4,620	12,162,951	$(18,923)	11,144,102

Net (loss) income per share:
Basic & diluted		$(0.27)		$(0.12)		$0.38		$(1.70)

Reconciliation of shares not included in calculation of earnings per share due to anti-dilutive effect
Series A preferred stock	$-	-	$-	-	$-	-	$(337)	126,101
Series B preferred stock	-	-	-	-	-	-	(537)	175,815
Series C preferred stock	-	-	-	-	-	-	(666)	174,973
Series D preferred stock	(1,336)	5,628,737	(1,381)	5,628,737	(4,010)	5,628,737	(2,644)	2,773,283
Expense and incremental shares of stock appreciation rights	-	-	-	-	-	86	-	21,045
	$(1,336)	5,628,737	$(1,381)	5,628,737	$(4,010)	5,628,823	$(4,184)	3,271,217

NOTE 3 - SECURITIZED FINANCE RECEIVABLES

The following table summarizes the types of securitized finance receivables at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Loans, at amortized cost	$777,187	$1,064,137
Allowance for loan losses	(17,801)	(28,014)
Loans, net	759,386	1,036,123
Debt securities	2,194	206,434
	$761,580	$1,242,557

The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as securitized finance receivables at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Debt securities, at amortized cost	$2,143	$205,370
Gross unrealized gains	51	1,064
	$2,194	$206,434

The components of securitized finance receivables at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005			December 31, 2004
	Loans, net	Debt Securities	Total	Loans, net	Debt Securities	Total
Collateral:
Commercial	$588,944	$-	$588,944	$640,090	$-	$640,090
Manufactured housing	-	-	-	198,246	149,420	347,666
Single-family	177,754	2,092	179,846	225,055	52,753	277,808
	766,698	2,092	768,790	1,063,391	202,173	1,265,564
Allowance for loan losses	(17,801)	-	(17,801)	(28,014)	-	(28,014)
Funds held by trustees	6,973	26	6,999	130	43	173
Accrued interest receivable	5,309	17	5,326	6,548	202	6,750
Unamortized discounts and premiums, net	(1,793)	8	(1,785)	(5,932)	2,952	(2,980)
Unrealized gain, net	-	51	51	-	1,064	1,064
	$759,386	$2,194	$761,580	$1,036,123	$206,434	$1,242,557

The commercial and manufactured housing collateral is encumbered by non-recourse securitized financing.

During the quarter ended June 30, 2005, the Company redeemed, at par, $195,653 of non-recourse securitization financing bonds collateralized by the single-family loans pursuant to its redemption rights within the respective indenture. The redemption was partially financed with $170,655 of repurchase agreements, of which $149,823 remained outstanding at September 30, 2005. The redeemed bonds, which collateralize the related repurchase agreement financing, have been removed from the Company’s financial statements. This repurchase agreement has been presented as securitization financing in the financial statements. The redeemed non-recourse securitization financing bonds have not been retired by the Company, because of its plans to reissue the bonds.

During the second quarter, the Company sold its interests in approximately $367,154 in securitization finance receivables and the associated securitization trust, resulting in derecognition of these receivables and the extinguishment of $363,871 in related securitization financing bonds. The Company received proceeds of $8,000 for the sale of these interests, recorded mortgage servicing assets of $3,176 for the retained servicing on the loans, and recognized a gain of $8,228. As part of this transaction, the Company also sold one of its subsidiaries on which it recorded a gain of $1,000, which was recorded in other income.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The Company reserves for currently existing estimated credit losses on loans in its investment portfolio. The following tables summarize the aggregate activity for the allowance for loan losses for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance, beginning of period	$16,536	$49,468	$28,014	$43,364
Provision for loan losses	1,622	1,291	4,547	17,438
Charge-offs	(357)	(4,626)	(3,450)	(14,669)
Portfolio sold	-	-	(11,310)	-
Balance, end of period	$17,801	$46,133	$17,801	$46,133

The portfolio sold of $11,310 represents the amount of allowance that was removed from the balance sheet in connection with the derecognition of the related securitized finance receivables during the second quarter of 2005 described above in Note 3.

The Company identified $48,196 and $72,431 of impaired commercial mortgage loans at September 30, 2005 and December 31, 2004, respectively. The decline is primarily due to the repayment of approximately $10,655 of loans, which were identified as impaired at December 31, 2004, during 2005 as well as improvement in the performance of the underlying real estate collateral value of several previously impaired loans. At September 30, 2005 and December 31, 2004, the Company had approximately $39,978, which excludes a delinquent loan that paid in full subsequent to September 30, 2005, and $50,941 respectively, in sixty-plus day delinquent commercial mortgage loans outstanding.

NOTE 5 - OTHER INVESTMENTS

The following table summarizes the Company’s other investments at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Delinquent property tax receivables and security	$3,640	$6,000
Real estate owned	853	1,596
	$4,493	$7,596

The balance of the delinquent property tax security includes an unrealized gain of $53 and none as of September 30, 2005 and December 31, 2004, respectively.

At September 30, 2005 and December 31, 2004, the Company had real estate owned with a current carrying value of $853 and $1,596, respectively, resulting from foreclosures on the properties collateralizing the delinquent property tax receivables and securities. During the nine months ended September 30, 2005 and 2004, the Company collected an aggregate of $2,279 and $6,170, respectively, on delinquent property tax receivables and securities, including net sales proceeds from related real estate owned.

NOTE 6 - SECURITIES

The following table summarizes the Company’s securities and their effective interest rate at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Fair Value	Effective Interest Rate	Fair Value	Effective Interest Rate
Securities, available-for-sale:
Fixed-rate mortgage securities	$32,500	5.21%	$79,462	4.54%
Mortgage-related securities	19	0.33%	28	0.33%
U.S. Treasury bills and commercial paper	44,716	3.14%	-	-
Equity securities	1,797		7,438
	79,032		86,928
Gross unrealized gains	172		852
Gross unrealized losses	(314)		(74)
	$78,890		$87,706

NOTE 7 -DEBT

The Company entered into a securitization financing repurchase agreement, which is recourse to the Company, to partially finance the redemption of certain non-recourse securitization financing bonds as described in Note 3. The securitization financing repurchase agreement of $149,823 is collateralized by $169,897 of the related redeemed bonds, which were eliminated in the consolidated financial statements.

The Company utilizes other recourse repurchase agreements to finance certain of its investments. The Company had $27,830 and $70,468 of repurchase agreements outstanding at September 30, 2005 and December 31, 2004, respectively. The repurchase agreements were collateralized by securities with a fair value of $30,761 and $78,491 at September 30, 2005 and December 31, 2004, respectively.

NOTE 8 - PREFERRED STOCK

At September 30, 2005 and December 31, 2004, the total liquidation preference on the Preferred Stock was $57,624 and $58,040, respectively. There were $1,336 and $1,337 ($0.2375 per share) of dividends accrued and payable on the Series D Preferred Stock at September 30, 2005 and December 31, 2004 , respectively.

NOTE 9 - DERIVATIVE FINANCIAL INSTRUMENTS

At September 30, 2005, the Company had no outstanding derivative financial instruments. The derivative financial instruments outstanding at December 31, 2004 matured during the second quarter of 2005. During the nine-month period ended September 30, 2005, the Company recognized $605 of other comprehensive loss outstanding at December 31, 2004 on these contracts. At September 30, 2005, there was $4 of accumulated other comprehensive income remaining related to previous fair value adjustments.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company and certain of its subsidiaries are defendants in litigation. The following discussion is the current status of the litigation.

GLS Capital, Inc. (“GLS”), a subsidiary of the Company, and the County of Allegheny, Pennsylvania (“Allegheny County”), are defendants in a lawsuit in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Plaintiffs allege that GLS illegally charged the taxpayers of Allegheny County certain attorney fees, costs and expenses, and interest in the collection of delinquent property tax receivables owned by GLS.  Plaintiffs are seeking class action status.  During the third quarter 2005, the Court held hearings in this matter, and has not yet ruled on whether it will grant class action status in the litigation.  Plaintiffs have not enumerated its damages in this matter.  We believe that the ultimate outcome of this litigation will not have a material impact on our financial condition, but may have a material impact on reported results for the particular period presented.

The Company and Dynex Commercial, Inc. (“DCI”), formerly an affiliate of the Company and now known as DCI Commercial, Inc., are appellees (or “respondents”) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al  (collectively, “BCM” or “the Plaintiffs”) versus Dynex Commercial, Inc. et al.  During the third quarter 2005, Plaintiffs, the Company, and DCI filed various briefs in the matter in accordance with the Court of Appeals schedule, in anticipation of a hearing on the appeal sometime in 2006.  Plaintiff’s appeal seeks to overturn a judgment in favor of the Company and DCI which denied recovery to Plaintiffs, and to have a judgment entered in favor of Plaintiffs based on a jury award for damages against the Company of $253, and against DCI for $2,200 or $25,600, all of which was set aside by the trial court.  In the alternative, Plaintiffs are seeking a new trial.

On February 11, 2005, a putative class action complaint alleging violations of the federal securities laws and various state common law claims was filed against the Company, our subsidiary MERIT Securities Corporation, Stephen J. Benedetti, the Company's Executive Vice President, and Thomas H. Potts, the Company's former President and a former Director, in United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund ("Teamsters").  The lawsuit purported to be a class action on behalf of purchasers of MERIT Series 13 securitization financing bonds, which are collateralized by manufactured housing loans.  On May 31, 2005, the Teamsters filed an amended class action complaint.  The amended complaint dropped all state common law claims but added federal securities claims related to the MERIT Series 12 securitization financing bonds.  The Company filed a motion to dismiss the amended complaint on July 15, 2005 to which Teamsters filed a response with the District Court on August 15, 2005.  The Company has evaluated the allegations and believes them to be without merit and intends to vigorously defend itself against them.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net (loss) income to common shareholders	$(3,235)	$4,620
Fair value method stock based compensation expense	2	(98)
Pro forma net income to common shareholders	$(3,233)	$4,522

Net (loss) income per common share:
Basic - as reported	$(0.27)	$0.38
Basic - pro forma	$(0.27)	$0.37

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (FAS 123R). This statement supersedes APB Opinion No. 25 and its related implementation guidance. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. This statement is effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Company will adopt this statement effective January 1, 2006. The Company presented the amount that would have been recorded in general and administrative expense for the quarter and nine month period ended September 30, 2005 if the Company had adopted the provisions of FAS 123R in Note 11 above.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company as of and for the three-month and nine-month periods ended September 30, 2005 should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and the accompanying Notes to Unaudited Condensed Consolidated Financial Statements included in this report.

The Company is a financial services company, which invests in loans and securities principally consisting of, or secured by, single family mortgage loans and commercial mortgage loans. The loans and securities in which the Company invests have generally been pooled and pledged to a securitization trust (i.e. securitized) as collateral for non-recourse bonds (“non-

recourse securitization financing”), which provides long-term financing for such loans while limiting credit, interest rate and liquidity risk. The Company earns the net interest spread between the interest income on the loans and securities in its investment portfolio and the interest and other expenses associated with the non-recourse securitization financing. The Company also collects payments from property owners on its investment in delinquent property tax receivables.

In recent years, the Company elected to sell certain non-core assets, improving its financial flexibility by converting investments into cash, and, in 2004, the Company completed a restructuring of its equity capital while simultaneously eliminating $18.5 million in preferred dividends in arrears. The Company’s investment portfolio assets have declined approximately $495 million during 2005 to $848 million at September 30, 2005. During that time, the Company improved its liquidity, as cash and cash equivalents and short-term securities, which the Company considers its reinvestable capital, increased $11.4 million to $63.9 million at September 30, 2005. The Company has also recorded cumulative gains of $9.8 million from the sale of these assets during 2005.

The Company continues to focus its efforts in the near-term on managing its current investment portfolio to maximize cash flow, while evaluating longer-term opportunities for redeployment of its capital. Given the low interest rate environment and the flat yield curve, however, and the challenging reinvestment environment in traditional mortgage REIT opportunities, the Company is considering investments in assets that are outside those of a traditional mortgage REIT, and at some point may forego its REIT status. The Company has an estimated $150 million in net operating loss carryforwards which can be used to offset future taxable income through approximately 2019.

The Company announced on November 16, 2005 that it will be redeeming 25% of its Series D Preferred Stock in the first quarter of 2006. This redemption will reduce the Series D Preferred Stock outstanding by approximately $14 million, saving the Company an approximate $1.3 million in dividends annually. The Board of Directors of the Company also approved the repurchase of up to one million shares of common stock of the Company upon the completion of the redemption of the Series D Preferred Stock. The repurchase of any shares of common stock may occur if alternative uses of the capital are not available and if accretive to book value per common share.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company’s financial condition and results of operations are based in large part upon its condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Critical accounting policies are defined as those that reflect significant judgments or uncertainties, and which may result in materially different results under different assumptions and conditions, or the application of which may have a material impact on the Company’s financial statements. The following are the Company’s critical accounting policies.

Consolidation of Subsidiaries. The consolidated financial statements represent the Company’s accounts after the elimination of inter-company transactions. The Company consolidates entities in which it owns more than 50% of the voting equity and control of the entity does not rest with others. The Company follows the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 20% of the voting equity. For all other investments, the cost method is applied.

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

Generally, single-family loans are considered impaired when they are sixty-days past due. Commercial mortgage loans are evaluated on an individual basis for impairment. Generally, a commercial loan with a debt service coverage ratio of less than one is considered impaired. However, based on information specific to a commercial loan, commercial loans with a debt service coverage ratio less than one may not be considered impaired; conversely, commercial loans with a debt service coverage ratio greater than one may be considered impaired. This information may include whether the loan is delinquent, the current and expected performance of the underlying collateral, and information and analyses provided by the loan servicer. Certain of the commercial mortgage loans are covered by loan guarantees that limit the Company’s exposure on these loans. The level of allowance for loan losses required for these loans is reduced by the amount of applicable loan guarantees. The Company’s actual credit losses may differ from the estimates used to establish the allowance.

FINANCIAL CONDITION

The following table presents information on the Company’s financial condition and is followed by a discussion of those items.
(amounts in thousands except per share data)	September 30, 2005	December 31, 2004
Investments:
Securitized finance receivables:
Loans, net	$759,386	$1,036,123
Debt securities	2,194	206,434
Securities	78,890	87,706
Other investments	4,493	7,596
Other loans	3,341	5,589

Securitization financing:
Non-recourse bonds	537,385	1,177,280
Repurchase agreements	149,823	-
Repurchase agreements	27,830	70,468

Shareholders’ equity	149,534	148,766
Book value per common share	7.67	7.60

Securitized finance receivables. Loans, net decreased to $759.4 million at September 30, 2005 compared to $1,036.1 million at December 31, 2004. This decrease of $276.7 million is primarily the result of the sale of $177.7 million of securitized manufactured housing loans associated with the sale of the Company’s interests in the related securitization trust, $95.0 million in principal repayments, net of approximately $6.8 million of funds held in defeasance of certain commercial mortgage loans at September 30, 2005, on the securitized finance receivables and $4.5 million of additions to the allowance for loan losses. During the three months ended September 30, 2005, three securitized commercial loans with a principal balance of $6.8 million were prepaid, including yield maintenance payments of $0.6 million. These payments have been deposited in a fund to support the future payments to holders of the securitization financing bonds which were collateralized by these prepaid loans.

Debt securities decreased to $2.2 million at September 30, 2005 compared to $206.4 million at December 31, 2004. This decrease of $204.2 million is primarily the result of the derecognition of $189.5 million of a security supported by manufactured housing loans associated with the sale of the Company’s interests in the related securitization trust, $11.6 million in principal paydowns on the securitized finance receivables, and $1.0 million related to realized market valuation adjustments resulting from the sale of the security.

Securities. Securities decreased by $8.8 million, to $78.9 million at September 30, 2005 from $87.7 million at December 31, 2004 due primarily to principal payments of $46.9 million, the sale of $6.7 million of equity securities and $0.9 million of market value adjustments, which was partially offset by the purchase of $45.3 million of short-term debt securities during 2005.

Other investments. Other investments at September 30, 2005 consist of delinquent property tax receivables and a delinquent property tax security. Other investments decreased from $7.6 million at December 31, 2004, to $4.5 million at September 30, 2005. This decrease is primarily the result of cash receipts on the tax liens and related real estate owned of approximately $2.3 million during the year as well as net market value adjustments of the tax lien security of $1.6 million. These decreases were partially offset by interest accretion on the tax lien security of $0.6 million, which occurred prior to the security being placed on non-accrual during the second quarter of 2005.

Other loans. Other loans decreased by $2.3 million from $5.6 million at December 31, 2004, to $3.3 million at September 30, 2005, principally as the result of the sale of $1.7 million of mezzanine loans and principal payments of $0.9 million during the nine month period.

Securitization financing. Non-recourse securitization financing decreased $639.9 million, from $1,177.3 million at December 31, 2004 to $537.4 million at September 30, 2005. This decrease was primarily a result of derecognition of $363.9 million of securitization financing resulting from the sale of the Company’s interests in two securitizations, and the redemption by the Company of the $195.7 million of outstanding bonds, which were replaced by repurchase agreement financing with a balance of $149.8 million at September 30, 2005. The balance was also reduced by approximately $81.3 million of principal payments on the bonds. These decreases were partially offset by $1.5 million of net amortization of bond related discounts, premiums and deferred costs during the nine months ended September 30, 2005.

The repurchase agreement securitization financing increased from zero at December 31, 2004 to $149.8 million at September 30, 2005. This increase resulted from the partial financing of the redemption of $195.7 million of non-recourse securitization financing bonds with $170.7 million of repurchase agreements during the second quarter of 2005. The balance of the repurchase agreements was reduced by net repayments of approximately $20.9 million.

Repurchase Agreements. Repurchase agreements decreased from $70.5 million at December 31, 2004 to $27.8 million at September 30, 2005. This decrease related to net payments on the repurchase agreements of $42.7 million.

Shareholders’ equity. Shareholders’ equity increased to $149.5 million at September 30, 2005 from $148.8 million at December 31, 2004. This increase was primarily the result of net income of $8.6 million. The increase was partially offset by a preferred stock charge of $4.0 million and a decrease in accumulated other comprehensive income of $3.9 million. The decrease in accumulated other comprehensive income related to the recognition of an unrealized gain of $4.3 million on a securitized finance receivable sold during the year and the amortization of $0.6 million of unrealized hedging losses.

RESULTS OF OPERATIONS

(amounts in thousands except per share information)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net interest income	$2,614	$6,394	$9,803	$18,348
Net interest income after provision for losses	992	5,103	5,256	910
Impairment charges	(207)	(162)	(2,259)	(9,569)
(Loss) gain on sale of investments, net	(48)	(3,147)	9,802	(3,143)
Other (expense) income	(1,026)	(3)	331	(264)
General and administrative expenses	(1,610)	(1,847)	(4,500)	(6,330)
Net (loss) income	(1,899)	(56)	8,630	(18,396)
Preferred stock charge	(1,336)	(1,381)	(4,010)	(527)
Net (loss) income to common shareholders	(3,235)	(1,437)	4,620	(18,923)

Net (loss) income per common share:
Basic and diluted	$(0.27)	$(0.12)	$0.38	$(1.70)

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004. Net loss and net loss per common share increased during the three months ended September 30, 2005 as compared to the same period in 2004. The increase in net loss is primarily the result of a $3.8 million decrease in net interest income, as discussed below, and an increase in other expense of $1.0 million. These increases were offset by a $3.1 million decrease in loss on sale of investments, which was related to the sale of a portfolio of tax lien receivables in the third quarter of 2004. The increase in other expense is a result of accruing for contingencies and related items on prior asset sales and interest income.

Net interest income for the three months ended September 30, 2005 decreased to $2.6 million from $6.4 million for the same period in 2004 primarily due to the reduction in interest earning assets resulting from sales of securitized finance receivables, and the decline in the net interest spread on interest earning assets. The decline in net interest spread is discussed further in connection with the Average Balances and Effective Interest Rates table below.

Loss on sale of investments decreased by $3.1 million during the three months ended September 30, 2005 compared to the same period last year. The loss in the third quarter of 2004 resulted from the sale of a pool of tax lien receivables.

Other expense increased by $1.0 million to $1.0 million for the three months ended September 30, 2005 primarily as a result of the Company’s accrual for certain contingencies related to prior asset sales and related items.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004. Net income increased to $8.6 million from a net loss of $18.4 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in net income is primarily the result of a decrease of provision for loan losses of $12.9 million, a decrease of impairment charges of $7.3 million, an increase in gain on sale of investments of $12.9 million, and a decrease in net interest income of $8.5 million.

Net income to common shareholders increased to $4.6 million, or $0.38 per basic and diluted share, for the nine months ended September 30, 2005 from a net loss of $18.9 million, or $1.70 per basic and diluted share, for the same period in 2004. Net income to common shareholders increased less than net income due to the $3.5 million increase in the preferred stock charge.

Net interest income decreased by $8.5 million during the nine months ended September 30, 2005 compared to the same period in 2004 due a decline in interest earning assets from the sale of securitized finance receivables, and a decline in the overall net interest spread on interest earning assets compared to the nine months ended September 30, 2004. The decline in net interest spread is discussed further in connection with the Average Balances and Effective Interest Rates table below. Net interest income after provision for loan losses for the nine months ended September 30, 2005 increased to $5.3 million from

$0.9 million for the same period in 2004. This increase was primarily the result of a $12.9 million decrease in provision for loan losses as a result of the sale of the Company’s investment in securitized finance receivables collateralized by manufactured housing loans.

Impairment charges decreased by $7.3 million for the nine months ended September 30, 2005 from the same period last year. This decrease was primarily a result of losses experienced in 2004 on debt securities pledged as securitized finance receivables and comprised largely of manufactured housing loans. This security was sold during the second quarter of 2005. The impairment charges for the nine months ended September 30, 2005 primarily relate to a $1.7 million impairment charge on the Company’s investment in delinquent property tax receivables during the period.

Gain on sales of investments increased by $12.9 million due primarily to the recognition of gains of $8.2 million and $1.4 million on the sale of securitized finance receivables and healthcare mezzanine loans, respectively, during the nine months ended September 30, 2005. The loss for the same period in 2004 relates primarily to the sale of a pool of tax lien receivables.

General and administrative expense decreased by $1.8 million for the nine months ended September 30, 2005 compared to the same period in 2004. The decline in general and administrative expenses during the period is due primarily to the reduction in expenses at the Company’s tax lien servicing operation and a decline in litigation related expenses.

Preferred stock charge increased by $3.5 million to $4.0 million for the nine months ended September 30, 2005 from $0.5 million for the same period in 2004. The 2004 balance reflects the benefit realized on the recapitalization that was completed during 2004.

The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.

Average Balances and Effective Interest Rates

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
(amounts in thousands)	Average Balance	Effective Rate	Average Balance	Effective Rate	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-earning assets(1):
Securitized finance receivables(2) (3)	$788,361	7.34%	$1,583,883	7.39%	$986,768	7.21%	$1,686,373	7.48%
Securities	81,894	4.66%	20,205	8.02%	75,707	5.09%	24,275	7.92%
Cash	16,543	2.99%	24,651	1.23%	35,173	2.47%	16,308	1.00%
Other loans	3,586	16.66%	6,407	11.29%	5,722	14.36%	7,130	9.61%
Other investments(4)	-	-%	-	-%	4,050	19.83%	-	-%
Total interest-earning assets	$890,384	7.05%	$1,635,146	7.32%	$1,107,420	7.00%	$1,734,086	7. 43%

Interest-bearing liabilities:
Non-recourse securitization financing(3)	$546,030	8.00%	$1,486,352	6.16%	$808,389	7.20%	$1,580,285	6.42%
Recourse debt secured by securitized finance receivables	160,100	3.60%	-	-%	94,560	3.45%	-	-%
Repurchase agreements	39,646	3.61%	16,293	1.72%	53,713	3.08%	19,724	1.51%
Senior notes	-	-%	823	11.93%	-	-%	2,649	9.90%
Total interest-bearing liabilities	$745,776	6.82%	$1,503,468	6.11%	$956,662	6.60%	$1,602,658	6.37%
Net interest spread on all investments(3)		0.23%		1.21%		0.40%		1.07%
Net yield on average interest-earning assets(3)		1.31%		1.69%		1.29%		1.55%

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $2,479 and $211 for the three months ended September 30, 2005 and 2004, respectively, and $988 and $352 for the nine months ended September 30, 2005 and 2004, respectively.
(3) Effective rates are calculated excluding non-interest related collateralized bond expenses. If included, the net interest spread on all investments would have been 0.02% and 1.03% for the three months ended September 30, 2005 and 2004, respectively, and 0.24% and 0.90% for the nine months ended September 30, 2005 and 2004, respectively. The net yield on average interest-earning assets, had the non-interest related expenses been included, would have been 1.17% and 1.56% for the three months ended September 30, 2005 and 2004, respectively, and 1.18% and 1.41% for the nine months ended September 30, 2005 and 2004, respectively.
(4) Other investments is comprised of delinquent property tax receivables which were on non-accrual during all of 2004 and beginning in June 2005.

The net interest spread decreased 98 basis points to 23 basis points for the three months ended September 30, 2005, from 121 basis points for the same period in 2004 (each basis point is 0.01%). The net interest spread for the nine months ended September 30, 2005 decreased by 67 basis points relative to the same period in 2004, to 40 basis points from 107 basis points. The decrease in the net interest spread for the three months ended September 30, 2005 versus the same period in 2004 is due to declining yields on interest-earning assets, due principally from decreased income as a result of the sale of approximately $367.2 million of securitized finance receivables during the nine months ended September 30, 2005, and the sale of approximately $219.2 million in receivables during the fourth quarter of 2004. The net interest spread contribution for the receivables sold was 0.28% and 0.26%, respectively during the three and nine month periods ended September 30, 2004 and none and 0.21% for the three and nine month periods ended September 30, 2005. The proceeds from the sale of these investments have generally been invested in cash and short-term securities.

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume. Any change in interest income and interest expense, which is due to changes in both volume and rate but cannot be specifically attributed to either, has been allocated proportionally between rate and volume. The following tables exclude non-interest related securitization financing expenses and other interest expenses.

	Three Months Ended September 31, 2005 vs. 2004
(amounts in thousands)	Rate	Volume	Total

Securitized finance receivables	$(185)	$(14,604)	$(14,789)
Securities	(232)	781	549
Other investments	80	(32)	48
Other loans	66	(98)	(32)

Total interest income	(271)	(13,953)	(14,224)

Securitization financing	2,863	(13,358)	(10,495)
Repurchase agreements and senior notes	104	164	268

Total interest expense	2,967	(13,194)	(10,227)

Net interest income	$(3,238)	$(759)	$(3,997)

	Nine Months Ended September 31, 2005 vs. 2004
(amounts in thousands)	Rate	Volume	Total

Securitized finance receivables	$(3,255)	$(37,966)	$(41,221)
Securities	(671)	2,121	1,450
Other investments	791	342	1,133
Other loans	218	(116)	102

Total interest income	(2,917)	(35,619)	(38,536)

Securitization financing	4,433	(34,372)	(29,939)
Repurchase agreements and senior notes	301	533	834

Total interest expense	4,734	(33,839)	(29,105)

Net interest income	$(7,651)	$(1,780)	$(9,431)

The decrease in the Company’s net interest spread for the nine month period ended September 30, 2005 compared to the prior year period can also be attributed to decreased income as a result of the sale of securitized finance receivables during the nine months ended September 30, 2005.

Interest Income and Interest-Earning Assets. At September 30, 2005, $646.3 million of the investment portfolio consisted of loans and securities which pay a fixed-rate of interest, and approximately $156.3 million of the investment portfolio was comprised of loans and securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. The Company finances its investment portfolio principally with non-recourse securitization financing, but during the second quarter of 2005 added $165.7 million of repurchase agreement financing to fund the redemption of the outstanding bonds of one securitization. At September 30, 2005, approximately $531.1 million of fixed-rate bonds and no adjustable rate bonds were outstanding, having been replaced by repurchase agreement financing as discussed above. The following table presents a breakdown, by principal balance, of the Company’s securitized finance receivables and adjustable-rate mortgage (“ARM”) and fixed mortgage securities by type of underlying loan. This table excludes treasury bills, commercial paper, other investments and other loans, as such assets are classified in the Company’s financial statements.

Investment Portfolio Composition(1)

($ in millions)	LIBOR Based ARM Loans	CMT Based ARM Loans	Other Indices Based ARM Loans	Fixed-Rate Loans	Total
2004, Quarter 3	$196.1	$38.8	$39.5	$1,335.8	$1,610.2
2004, Quarter 4	176.7	34.5	37.6	1,112.8	1,361.6
2005, Quarter 1	163.7	32.9	34.9	1,069.1	1,300.6
2005, Quarter 2	115.8	23.0	33.0	699.1	870.9
2005, Quarter 3	$104.8	$20.7	$30.8	$646.3	$802.6

(1)	Includes only the principal amount of securitized finance receivables, ARM securities and fixed-rate mortgage securities.

Credit Exposures. The Company invests in non-recourse securitization financing or pass-through securitization structures. Generally these securitization structures use over-collateralization, subordination, third-party guarantees, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing as a form of credit enhancement. The Company generally has retained a limited portion of the direct credit risk in these securities. In most instances the Company retained the “first-loss” credit risk on pools of loans that it securitized.

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

The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $24.3 million and a remaining deductible aggregating $0.5 million on $25.1 million of securitized single-family mortgage loans which are subject to such reimbursement agreements; guarantees aggregating $17.6 million on $182.6 million of securitized commercial mortgage loans, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; and $80.9 million of securitized single-family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 84% on such policies before the Company would incur losses.

Credit Reserves and Actual Credit Losses

($ in millions)	Outstanding Loan Principal Balance	Credit Exposure, Net Of Credit Reserves	Actual Credit Losses	Credit Exposure, Net to Outstanding Loan Balance
2004, Quarter 3	$1,613.4	$39.8	$6.5	$2.47%
2004, Quarter 4	1,296.5	39.9	4.6	3.08%
2005, Quarter 1	1,245.8	39.4	2.6	3.16%
2005, Quarter 2	828.9	29.0	0.5	3.50%
2005, Quarter 3	$786.5	$29.3	$0.4	$3.73%

The following table summarizes commercial mortgage loan delinquencies as a percentage of the outstanding commercial securitized finance receivables balance for those securities in which the Company has retained a portion of the direct credit risk. The delinquencies as a percentage of the outstanding securitized finance receivables balance have decreased to 8.04% at September 30, 2005 from 10.11% at September 30, 2004 primarily due to seventeen commercial loans which became delinquent in 2004. Of these seventeen loans, fourteen were low income housing tax credit (“LIHTC”) loans with an aggregate unpaid principal balance of $70 million which were repaid in full in July and August 2004. The increase in delinquencies from 7.33% at June 30, 2005 to 8.04% at September 30, 2005 resulted from three loans that became delinquent during the third quarter of 2005, one of which was paid off subsequent to the end of the quarter and had a principal balance of approximately $7.4 million.  Excluding this loan, total delinquent commercial loans as a percentage of all commercial loans outstanding would have declined to 6.79% as of September 30, 2005. The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. At September 30, 2005, management believes the level of credit reserves is appropriate for currently existing losses.

Commercial Loan Delinquency Statistics(1)(2)

	30 to 60 days delinquent	60 to 90 days delinquent	90 days and over delinquent(2)	Total
2004, Quarter 3	2.82%	0.45%	6.84%	10.11%
2004, Quarter 4	-%	-%	7.96%	7.96%
2005, Quarter 1	0.10%	0.20%	5.76%	6.06%
2005, Quarter 2	0.84%	0.71%	5.78%	7.33%
2005, Quarter 3	-%	1.50%	6.54%	8.04%

(1) Excludes other investments and other loans.
(2) Includes foreclosures, repossessions and real estate owned.

General and Administrative Expense. The following table presents a breakdown of general and administrative expense. The Company has incurred $0.5 million of professional fees for all of 2005 related to the litigation discussed in Note 10 to the condensed consolidated financial statements of which approximately $0.4 million was incurred during the quarter ended September 30, 2005. In addition, the Company incurred approximately $0.3 million of accounting fees related to the termination of the Company’s prior independent accounting firm. The sequential decline in the servicing operation’s general and administrative expenses is due to the reduction in headcount related to the collection of delinquent property tax receivables.

($ in thousands)	Servicing	Corporate/Investment Portfolio Management	Total
2004, Quarter 3	$930.3	$916.8	$1,847.1
2004, Quarter 4	557.5	859.8	1,417.3
2005, Quarter 1	525.2	966.4	1,491.6
2005, Quarter 2	360.7	1,037.7	1,398.4
2005, Quarter 3	$288.2	$1,321.9	$1,610.1

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (FAS 123R). This statement supersedes APB Opinion No. 25 and its related implementation guidance. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. This statement is effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Company will adopt this statement effective January 1, 2006. The Company presented the amount that would have been recorded in general and administrative expense for the quarter and nine month period ended September 30, 2005 if the Company had adopted the provisions of FAS 123R in Note 11 above.

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

NON-GAAP INFORMATION ON SECURITIZED FINANCE RECEIVABLES AND NON-RECOURSE SECURITIZATION FINANCING

The Company finances its securitized finance receivables principally through the issuance of non-recourse securitization financing. The Company presents in its condensed consolidated financial statements the securitized finance receivables as assets, and the associated securitization financing as a liability. Because the securitization financing is recourse only to the finance receivables pledged, and is, therefore, not a general obligation of the Company, the risk to the Company on its investment in securitized finance receivables is limited to its net investment (i.e., the excess of the finance receivables pledged over the non-recourse securitization financing). This excess is often referred to as overcollateralization. The purpose of the information presented in this section is to present the securitized finance receivables on a net investment basis, and to provide estimated fair value information using various assumptions on such net investment. The Company monitors and evaluates the performance of these securitization transactions based on the Company’s net investment in such transactions, and believes the tables below will assist the investor in understanding the Company’s actual investment in these transactions, the credit risk which the Company has retained on its investments, the performance of these investments, and the estimated fair value of these investments based on the assumptions set forth below.

In the tables below, the “principal balance of net investment” in securitized finance receivables represents the excess of the principal balance of the collateral pledged over the outstanding balance of the associated non-recourse securitization financing owned by third parties. The “amortized cost basis of net investment” is principal balance of net investment plus or minus premiums and discounts and related costs. The Company generally has sold the investment grade classes of the securitization financing to third parties, and has retained the portion of the securitization financing that is below investment grade.

The Company estimates the fair value of its net investment in collateralized bond securities as the present value of the projected cash flow from the collateral, adjusted for the impact of and assumed level of future prepayments and credit losses, less the projected principal and interest due on the bonds owned by third parties. The Company master services the collateral for MCA One Series 1. Structured Asset Securitization Corporation (SASCO) Series 2002-9 is master-serviced by Wells Fargo Bank. CCA One Series 2 and Series 3 are master-serviced by Bank of New York. Monthly payment reports for those securities master-serviced by the Company may be found on the Company’s website at www.dynexcapital.com.

Below is a summary at September 30, 2005, by each series of the Company’s net investment in securitized finance receivables where the fair value exceeds $0.5 million. The following tables show the Company’s net investment in each of the securities presented below on both a principal balance and amortized cost basis, as those terms are defined above. The accompanying condensed consolidated financial statements of the Company present the securitized finance receivables as an asset, and present the associated securitization financing bond obligation as a liability. In addition, as the securitizations currently included in the Company’s investment portfolio contain loans and are not themselves securities, the Company carries those investments at amortized cost. As a result, the table below is not meant to present the Company’s investment in securitized finance receivables or the securitization financing in accordance with generally accepted accounting principles applicable to the Company’s transactions. See below for a reconciliation of the amounts included in the table to the Company’s condensed consolidated financial statements.

(amounts in thousands)
Collateralized Bond Series(1)	Collateral Type	Principal Balance of Securitized Finance Receivables Pledged	Principal Balance of Securitization Financing Outstanding to Third Parties	Principal Balance of Net Investment	Amortized Cost Basis of Net Investment

SASCO 2002-9(2)	Single family loans	$177,754	$149,823	$27,931	$31,012
MCA One Series 1	Commercial mortgage loans	63,511	58,787	4,724	1,416
CCA One Series 2	Commercial mortgage loans	200,878	181,770	19,108	14,282
CCA One Series 3	Commercial mortgage loans	324,555	288,435	36,120	45,433
		$766,698	$678,815	$87,883	$92,143

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

(amounts in thousands)	Securitized Finance Receivables	Securitization Financing

Principal balances per the above table	$766,698	$678,815
Principal balance of security excluded from above table	2,092	2,133
Premiums and discounts	(1,785)	2,645
Unrealized gain	51	_
Defeasance payments held by the trust	6,836	_
Accrued interest and other	5,489	3,615
Allowance for loan losses	(17,801)	-
Balance per consolidated financial statements	$761,580	$687,208

The following table summarizes the fair value of the Company’s net investment in collateralized bond securities, the various assumptions made in estimating value and the cash flow received from such net investment during the nine months ended September 30, 2005. As the Company does not present its investment in securitization finance receivables on a net investment basis, the table below is not meant to present the Company’s investment in securitized finance receivables or securitization financing in accordance with generally accepted accounting principles applicable to the Company’s transactions.

	Fair Value Assumptions			(amounts in thousands)
Collateralized Bond Series	Weighted-average prepayment speeds	Losses	Projected cash flow Termination date	Fair value of net investment(1)	Cash flows received in 2005, net(1)
SASCO 2002-9	30% CPR	0.20% annually	Bonds called in 2005. Call financed with repurchase agreements	32,349	3,501
MCA One Series 1	(2)	(4)	Anticipated final maturity in 2018	2,413	742
CCA One Series 2	(3)	(4)	(5)	12,973	1,280
CCA One Series 3	(3)	(4)	(6)	19,882	276
				$67,617	$5,152

(1)   Calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows were based on the forward LIBOR curve at September 30, 2005, and incorporate the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above. Cash flows received by the Company during the nine months ended September 30, 2005, equal to the excess of the cash flows received on the collateral pledged, over the cash flow requirements of the collateralized bond security.
(2)	Computed at 0% CPR until maturity.
(3)	Computed at 0% CPR until the respective call date.
(4)	Assumes loans that are 60+ days delinquent liquidate within 6 months at a 40% loss severity and all other loans incur losses at 0.8% annually (2.0% default rate with a 40% severity).
(5)	Cashflow projected to anticipated redemption date in 2011, when outstanding bonds would be redeemed at par and the underlying mortgage loans would be sold at a price of 101% of par.
(6)	Cashflow projected to redemption date in 2009, when outstanding bonds would be redeemed at par and the underlying loans would be sold for a price of 103% of par.

The above tables illustrate the Company’s estimated fair value of its net investment in certain collateralized bond securities. In its consolidated financial statements, the Company carries its investments at amortized cost. Including the recorded allowance for loan losses of $17.8 million, the Company’s net investment in collateralized bond securities at September 30, 2005 was approximately $74.4 million. This amount compares to an estimated fair value, utilizing a discount rate of 16%, of approximately $67.6 million, as set forth in the table above. The difference between the $74.4 million in net investment as included in the consolidated financial statements and the $67.6 million of estimated fair value is due to the difference between the estimated fair value of such net investment and amortized cost.

The following table compares the fair value of these investments at various discount rates, but otherwise using the same assumptions as set forth for the two immediately preceding tables:

Fair Value of Net Investment
Collateralized Bond Series	12%	16%	20%	25%
SASCO 2002-9	$33,646	$32,349	$31,246	$30,085
MCA One Series 1	2,873	2,413	2,046	1,688
CCA One Series 2	15,321	12,973	11,052	9,126
CCA One Series 3	22,432	19,882	17,651	15,248
	$74,272	$67,617	$61,995	$56,147

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations from a variety of sources. Currently, the Company’s primary source of funding its operations is principally the cash flow generated from the investment portfolio, which includes net interest income and principal payments and prepayments on these investments. From the cash flow on its investment portfolio, the Company funds its operating overhead costs, including the servicing of its delinquent property tax receivables, repays any remaining recourse debt, and makes additional investments. Coupled with its existing available cash resources, the Company believes that this source is sufficient to fund its short and long-term operational needs. The Company also believes that it has sufficient access to capital to finance its future investment activities.

The Company’s cash flow from its investment portfolio is subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses. The Company currently has a substantial portion of its available capital invested in cash or highly liquid, short-term instruments. At September 30, 2005, this amount was $63.9 million, which represents more than 40% of the Company’s overall equity capital base. The Company intends to maintain high levels of liquidity through the end of the year given the lack of compelling reinvestment opportunities as a result of the absolute low level of interest rates, the flat yield curve, and the historically tight spreads on fixed income instruments.

The Company announced on November 16, 2005 that it will be redeeming 25% of its Series D Preferred Stock in the first quarter of 2006. This redemption will reduce the Series D Preferred Stock outstanding by approximately $14 million, saving the Company an approximate $1.3 million in dividends annually. The Board of Directors of the Company also approved the redemption of up to one million shares of common stock of the Company upon completion of the redemption of the Series D Preferred Stock. The redemption of any shares of common stock is likely to occur if alternative uses of the capital are not available and if accretive to book value per common share. Upon completion of the redemption of the Preferred Stock, the Company will have an estimated $50 million in remaining investable capital.

Through limited-purpose finance subsidiaries, the Company has issued non-recourse debt in the form of non-recourse securitization financing to fund the majority of its investment portfolio. The obligations under the securitization financing are payable solely from the securitized finance receivables and are otherwise non-recourse to the Company. The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At September 30, 2005, Dynex had $537.4 million of non-recourse securitization financing outstanding. Approximately $531 million of the non-recourse securitization financing carries a fixed rate of interest.

The Company redeemed approximately $195.7 million of securitization financing in the second quarter, financing the redemption of the bonds outstanding with cash of $25.0 million and repurchase agreement financing of $170.7 million. As a result of paydowns on the associated securitized finance receivables, the remaining balance of the securitization financing bonds at the end of the third quarter 2005 was $169.9 million. The Company was financing the balance with cash of $20.1 million and repurchase agreement financing of approximately $149.8 million. As the redeemed bonds have not been legally extinguished, the Company could reissue these bonds, generating estimated proceeds of approximately $170 million, which would be used to repay the repurchase agreement financing, and the balance of which would increase the Company’s investable cash.

FORWARD-LOOKING STATEMENTS

Certain written statements in this Form 10-Q made by the Company that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Item as well as those discussed elsewhere in this Report addressing the results of operations, our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to investment strategies, net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this Report, regarding future events and operating performance and are applicable only as of the dates of such statements. Such forward-looking statements may involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize.

Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

Economic Conditions. The Company is affected by general economic conditions. An increase in the risk of defaults and credit risk resulting from an economic slowdown or recession or other factors could result in a decrease in the value of the Company’s investments and the over-collateralization associated with its securitization transactions. These changes could have an effect on the Company’s financial performance and the performance on the Company’s securitized loan pools. As a result of the Company being heavily invested in short-term high quality investments, a worsening economy may potentially benefit the Company by creating opportunities for the Company to invest in assets that become distressed as a result of the worsening conditions or, if in response to these conditions, the Federal Reserve begins to lower the Federal Funds Rate and the yield curve steepens.

Investment Portfolio Cash Flow. Cash flows from the investment portfolio fund the Company’s operations and repayments of outstanding debt, and are subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses. Cash flows from the investment portfolio are likely to sequentially decline until the Company meaningfully begins to reinvest its capital. There can be no assurances that the Company will be able to find suitable investment alternatives for its capital, nor can there be assurances that the Company will meet its reinvestment and return hurdles.

Defaults. Defaults by borrowers on loans securitized by the Company may have an adverse impact on the Company’s financial performance, if actual credit losses differ materially from estimates made by the Company or exceed reserves for losses recorded in the financial statements. The allowance for loan losses is calculated on the basis of historical experience and management’s best estimates. Actual default rates or loss severity may differ from the Company’s estimate as a result of economic conditions. Actual defaults on adjustable-rate mortgage loans may increase during a rising interest rate environment. In addition, commercial mortgage loans are generally large dollar balance loans, and a significant loan default may have an adverse impact on the Company’s financial results.

Third-party Servicers. Third-party servicers service the majority of the Company’s investment portfolio. To the extent that these servicers are financially impaired, the performance of the Company’s investment portfolio may deteriorate, and defaults and credit losses may be greater than estimated. In addition, third-party servicers are generally obligated to advance scheduled principal and interest on a loan if such loan is securitized, and to the extent the third-party servicer fails to make this advance, the Company may be required to make the advance. The actual credit losses experienced by the Company are in large part influenced by the quality of servicing by these third-party servicers.

Prepayments. Prepayments by borrowers on loans securitized by the Company may have an adverse impact on the Company’s financial performance. Prepayments are expected to increase during a declining interest rate or flat yield curve environment. The Company’s exposure to rapid prepayments is primarily (i) the faster amortization of premium on the investments and, to the extent applicable, amortization of bond discount, and (ii) the replacement of investments in its portfolio with lower yielding investments.

Interest Rate Fluctuations. The Company’s income and cash flow depends on its ability to earn greater interest on its investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. A majority of the Company’s investments, including loans and securities currently pledged as securitized finance receivables and securities, are fixed-rate. The Company currently finances these fixed-rate assets through non-recourse securitization financing and repurchase agreements, approximately $17 million of which is variable rate and resets monthly. Financing fixed-rate assets with variable-rate bonds exposes the Company to reductions in income and cash flow in a period of rising interest rates. In addition, a portion of the investments held by the Company are adjustable-rate securitized finance receivables. These investments are financed through non-recourse long-term securitization financing and recourse repurchase agreements, which reset monthly. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps; the related borrowing has no delayed resets or such interest rate caps.

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

Regulatory Changes. The Company’s businesses as of and for the quarter ended September 30, 2005 were not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of the Company’s securitized loan pools or its ability to collect on its delinquent property tax receivables. The Company is a REIT and is required to meet certain tests in order to maintain its REIT status as described in the discussion of “Federal Income Tax Considerations” in its Annual Report on Form 10-K for the year ended December 31, 2004. If the Company should fail to maintain its REIT status, it would not be able to hold certain investments and would be subject to income taxes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments. Accordingly, the scope of the Company’s market risk management extends beyond derivatives to include all market risk sensitive financial instruments. As a financial services company, net interest margin comprises the primary component of the Company’s earnings. Additionally, cash flow from the investment portfolio represents the primary component of the Company’s incoming cash flow. The Company is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or re-price within specified periods. While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

The Company focuses on the sensitivity of its cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its net interest margin cash flow for the next twenty-four months assuming interest rates follow the forward LIBOR curve (based on ninety-day Eurodollar futures contracts) at September 30, 2005. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow.

The following table summarizes the Company’s net interest margin cash flow sensitivity analysis at September 30, 2005. This analysis represents management’s estimate of the percentage change in net interest margin cash flow given a shift in interest rates, as discussed above. Other investments are excluded from this analysis because they are not interest rate sensitive. The “Base” case represents the interest rate environment as it existed at September 30, 2005. At September 30, 2005, one-month LIBOR was 3.86% and six-month LIBOR was 4.23%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of “optionality.” The most significant option affecting the Company’s portfolio is the borrowers’ option to prepay the loans. The model applies prepayment rate assumptions representing management’s estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to the Company’s portfolio, and no change to the Company’s liability structure. Historically, there have been significant changes in the Company’s assets and liabilities, and there are likely to be such changes in the future.

Basis Point Increase (Decrease) in Interest Rates	Projected Change in Net Interest Margin Cash Flow From Base Case	Projected Change in Value, Expressed as a Percentage of Shareholders’ Equity
+200	(9.1)%	(1.7)%
+100	(4.0)%	(0.7)%
Base	-	-
-100	1.5%	0.3%
-200	2.9%	0.5%

The Company’s interest rate rise is related both to the rate of change in short-term interest rates and to the level of short-term interest rates. Approximately $156 million of the Company’s investment portfolio as of September 30, 2005 is comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 65% and 13% of the adjustable rate loans underlying the Company’s adjustable rate securities and securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR and one-year CMT, respectively.

Generally, during a period of rising short-term interest rates, the Company’s net interest spread earned on its investment portfolio will decrease. The decrease of the net interest spread results from (i) the lag in resets of the adjustable rate loans underlying the adjustable rate securities and securitized finance receivables relative to the rate resets on the associated borrowings and (ii) rate resets on the adjustable rate loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As to item (i), the Company has substantially limited its interest rate risk on such investments through (a) the issuance of fixed-rate non-recourse securitization financing which approximated $531.1 million as of September 30, 2005, and (b) equity, which was $149.5 million at September 30, 2005. As to item (ii), as short-term interest rates stabilize and the ARM loans reset, the net interest margin may be partially restored as the yields on the ARM loans adjust to market conditions. The remaining portion of the Company’s investment portfolio as of September 30, 2005, approximately $646 million, is comprised of loans or securities that have coupon rates that are fixed.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s management, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were effective.

In conducting its review of disclosure controls, management concluded that sufficient disclosure controls and procedures did exist to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal controls or in other factors during the quarter covered by this report that could materially affect, or are reasonably likely to materially affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company and certain of its subsidiaries are defendants in litigation. The following discussion is the current status of the litigation.

GLS Capital, Inc. (“GLS”), a subsidiary of the Company, and the County of Allegheny, Pennsylvania (“Allegheny County”), are defendants in a lawsuit in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Plaintiffs allege that GLS illegally charged the taxpayers of Allegheny County certain attorney fees, costs and expenses, and interest in the collection of delinquent property tax receivables owned by GLS.  Plaintiffs are seeking class action status.  During the third quarter 2005, the Court held hearings in this matter, and has not yet ruled on whether it will grant class action status in the litigation.  Plaintiffs have not enumerated its damages in this matter.  We believe that the ultimate outcome of this litigation will not have a material impact on our financial condition, but may have a material impact on reported results for the particular period presented.

The Company and Dynex Commercial, Inc. (“DCI”), formerly an affiliate of the Company and now known as DCI Commercial, Inc., are appellees (or “respondents”) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al  (collectively, “BCM” or “the Plaintiffs”) versus Dynex Commercial, Inc. et al.  During the third quarter 2005, Plaintiffs, the Company, and DCI filed various briefs in the matter in accordance with the Court of Appeals schedule, in anticipation of a hearing on the appeal sometime in 2006.  Plaintiff’s appeal seeks to overturn a judgment in favor of the Company and DCI which denied recovery to Plaintiffs, and to have a judgment entered in favor of Plaintiffs based on a jury award for damages against the Company of $0.3 million, and against DCI for $2.2 million or $25.6 million, all of which was set aside by the trial court.  In the alternative, Plaintiffs are seeking a new trial.

On February 11, 2005, a putative class action complaint alleging violations of the federal securities laws and various state common law claims was filed against the Company, our subsidiary MERIT Securities Corporation, Stephen J. Benedetti, the Company's Executive Vice President, and Thomas H. Potts, the Company's former President and a former Director, in United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund ("Teamsters").  The lawsuit purported to be a class action on behalf of purchasers of MERIT Series 13 securitization financing bonds, which are collateralized by manufactured housing loans.  On May 31, 2005, the Teamsters filed an amended class action complaint.  The amended complaint dropped all state common law claims but added federal securities claims related to the MERIT Series 12 securitization financing bonds.  The Company filed a motion to dismiss the amended complaint on July 15, 2005 to which Teamsters filed a response with the District Court on August 15, 2005.  The Company has evaluated the allegations and believes them to be without merit and intends to vigorously defend itself against them.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date: November 21, 2005	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Principal Executive Officer
(authorized officer of registrant, principal accounting officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.