Form 10-K
period 2005-12-31
DYNEX CAPITAL INC
filed 2006-03-31
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Registrant’s telephone number, including area code (804) 217-5800

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
Series D 9.50% Cumulative Convertible Preferred Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $72,038,574 based on a closing sales price on the New York Stock Exchange of $7.55.

Common stock outstanding as of February 28, 2006 was 12,163,391 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days from December 31, 2005, are incorporated by reference into Part III.

DYNEX CAPITAL, INC.
2005 FORM 10-K ANNUAL REPORT

i

PART I

In this annual report on Form 10-K, we refer to Dynex Capital, Inc. and its subsidiaries as “we,” “us,” “Dynex,” or “the Company,” unless specifically indicated otherwise.

Item 1. BUSINESS

GENERAL

Dynex Capital, Inc., together with its subsidiaries, is a specialty finance company organized as a real estate investment trust (REIT) that invests in loans and securities consisting principally of single-family residential and commercial mortgage loans. We finance these loans and securities through a combination of non-recourse securitization financing, repurchase agreements, and equity. We employ financing in order to increase the overall yield on our invested capital. Our ownership of these investments, and the use of leverage, exposes us to credit risk, interest-rate risk, margin call risk, and prepayment risk. As a REIT, we are required to distribute to stockholders as dividends at least 90% of our taxable income, which is our income as calculated for tax, after consideration of any tax net operating loss (NOL) carrryforwards.

We own both investment grade and non-investment grade investments. Our ownership of non-investment grade securities is generally in the form of the first-loss or subordinate classes of securitization trusts, to date most of which we have sponsored. In securitization trusts, loans and securities are pledged to a trust, and the trust issues bonds pursuant to an indenture. We typically retain the lowest-rated bond classes in the trust, often referred to as subordinate bonds or overcollateralization. While the securitization trust is consolidated in our financial statements, the performance of our investment depends on the performance of the subordinate bonds and overcollateralization. The overall performance of the subordinate bonds and overcollateralization is highly dependent on the credit performance of the underlying assets.

In recent years, we have elected to sell certain non-core assets, including investments in manufactured housing loans and delinquent property tax receivable portfolios. Our emphasis has been on monetizing underperforming assets in anticipation of redeploying the invested capital in more compelling investment opportunities. The investment sales and lack of reinvestment of our capital has resulted in the reduction in investments of $1,097 million over the last 24 months, and the increase in our investable capital to approximately $60 million at the end of 2005.

Given the current flat treasury yield curve, however, and the challenging reinvestment environment in traditional mortgage REIT investment opportunities, we have been compelled to retain capital generated from the sales and from the normal cash flows of our investment portfolio. In 2004, we completed a recapitalization of our equity capital structure through the exchange of our outstanding shares of Series A, Series B and Series C preferred stock into shares of new Series D preferred stock and common stock. The recapitalization resulted in the elimination or payment-in-kind of $18.5 million of dividends in arrears and the issuance of 1,288,488 shares of common stock. The shares of Series D preferred stock automatically convert to 9.50% senior notes if the Company fails to pay two consecutive quarterly preferred dividends or if the Company fails to maintain consolidated shareholders’ equity of at least 200% of the aggregate issue price of the Series D preferred stock. In light of the lack of compelling investment opportunities, we utilized a portion of our investable capital to redeem approximately $14 million, or 25%, of our 9.50% Series D Preferred Stock outstanding in January 2006. We have also announced a common stock repurchase program for up to one million shares of stock. After the redemption of the Series D Preferred Stock in January, our GAAP shareholders’ equity will decline to approximately $135.2 million after the completion of the redemption.

Unlike other mortgage REITs, our required REIT income distributions are likely to be limited well into the future due to the reduction of our future taxable income by our NOL carryforwards, which were approximately $135 million at December 31, 2004. As a result, we anticipate that we will invest our capital and compound the returns on such invested capital on an essentially tax-free basis for the foreseeable future. Over the long-term this will allow us to increase our book value per common share while potentially utilizing a lower risk investment strategy than some of our competitors would have to utilize in order to achieve similar results.

We were incorporated in the Commonwealth of Virginia in 1987, and began operations in 1988.

BUSINESS MODEL AND STRATEGY

As a REIT, we seek to generate net interest income from our investment portfolio. We earn the excess of the interest income on our investment assets over the costs of the financing of those assets. The net interest income is directly impacted by the credit performance of the underlying loans and securities, by the level of prepayments of the underlying loans and securities, and, to a lesser extent, by changes in interest rates. Net interest income is also dependent on our investment strategy and the reinvestment rate for our investable capital. We intend to invest in assets, and structure the financing of these assets, in such a way that will generate reasonably stable net interest income in a variety of prepayment, interest rate and credit environments. Our business model and strategy have inherent risk, a discussion of these risks is provided in Risk Factors in Item 1A below.

We have an investment policy which governs the allocation of capital amongst short-term, highly liquid investments, investment grade fixed income investments, subordinate and credit sensitive investments, and strategic investments. Strategic investments are investments in equity and equity-like securities of other companies, including other mortgage REITs. Strategic investments may or may not be qualifying investments for the respective REIT tests described in Federal Income Tax Considerations. Our capital allocations are reviewed annually by the Board of Directors, and are adjusted for a variety of factors, including, but not limited to, the current investment climate, the current interest-rate environment, competition, and our desire for capital preservation.

We currently are also seeking joint-venture or other arrangements with other mortgage REITs, hedge funds, money managers, Wall Street firms, or other specialty finance companies for purposes of leveraging their expertise and resources for the reinvestment and management of a portion of our available capital in accordance with the requirements of our investment policy. We believe that utilizing the expertise and resources of third-parties given the current competitive environment for mortgage and related assets may be a better means for generating investment opportunities, and managing the various risks associated with these investments. We are seeking arrangements with credible third parties which provide complimentary expertise to our expertise in structured investments. To date we have had numerous discussions with potential third parties with no firm commitment to enter into a relationship, joint-venture, or co-investment strategy with these parties.

Because of our NOL carryforwards, our distribution requirements to maintain our eligible REIT status are limited. However, our Series D Preferred Stock requires the payment of a quarterly dividend, and if the dividend is missed for a period of two consecutive quarters, the Series D Preferred Stock will automatically convert into senior notes. While we will continually evaluate whether to pay dividends on our common stock, we intend for the foreseeable future to retain net income to common shareholders for the future growth of the investment portfolio, offsetting any REIT distribution requirements with our NOL carryforward. In this way, we intend to retain net income to grow our capital base, while at the same time growing our common book value and common book value per share. At December 31, 2005, common book value was $93.0 million or $7.65 per common share. Considering our NOL carryfoward of approximately $135 million as of December 31, 2004, we could increase common book value by $135 million, to an approximate total of $228 million or approximately $19 per common share, before we would be required to make a distribution to our common shareholders. We have not yet completed our tax calculation for 2005, but we anticipate reporting a net tax loss, primarily related to book-tax differences related to the sale of certain securitization finance receivables during 2005. Although we do not foresee any issues with our ability to use our NOL carryforwards to offset future taxable income, there are circumstances that could restrict our ability to do so, which include restrictions based on changes in the ownership of the Company. While we are retaining amounts that otherwise would be distributed to shareholders, we believe that this enhances overall shareholder value in the Company.

COMPETITION

The financial services industry is a highly competitive industry in which we compete with a number of institutions with greater financial resources. In purchasing portfolio investments, financing such purchases, and in issuing securities, we compete with other mortgage REITs, investment banking firms, savings and loan associations, commercial banks, mortgage bankers, insurance companies, federal agencies, foreign investors, and other entities, many of which have greater financial resources and a lower cost of capital than we do. Increased competition in the market and our competitors’ greater financial resources have driven down returns on investments and has adversely impacted our ability to invest our capital on an acceptable risk-adjusted basis, and may continue to do so for the foreseeable future.

AVAILABLE INFORMATION

Our website address is www.dynexcapital.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, free of charge, through our website.

We have adopted a Code of Conduct that applies to all of our employees, officers and directors. Our Code of Conduct is also available, free of charge, on our website, along with our Audit Committee Charter, our Nominating and Corporate Governance Committee Charter, and our Compensation Committee Charter. We will post on our website any amendments to the Code of Conduct or waivers from its provisions, if any, which are applicable to any of our directors or executive officers.

FEDERAL INCOME TAX CONSIDERATIONS

We believe that we have complied with the requirements for qualification as a REIT under the Internal Revenue Code (the “Code”). The REIT rules generally require that a REIT invest primarily in real estate-related assets, that our activities be passive rather than active and that we distribute annually to our shareholders substantially all of our taxable income. In addition, a REIT is required to distribute 90% of its taxable income, after certain deductions, including deductions for NOL carryforwards. We could be subject to income tax if we failed to satisfy those requirements or if we acquired certain types of income-producing real property. For the foreseeable future, we intend to offset taxable income with our NOL carryforwards, enabling us to retain taxable net income generated for reinvestment opportunities and our future growth.

We use the calendar year for both tax and financial reporting purposes. There may be differences between taxable income and income computed in accordance with GAAP. These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. We currently have tax operating loss carryforwards of approximately $135 million, which expire between 2019 and 2024. We also had excess inclusion income of $1.4 million from our ownership of certain investments. Excess inclusion income cannot be offset by NOL carryforwards, and therefore, in order to meet REIT distribution requirements, we must distribute all of our excess inclusion income.

Failure to satisfy certain Code requirements could cause us to lose our status as a REIT. If we failed to qualify as a REIT for any taxable year, we may be subject to federal income tax (including any applicable alternative minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders. We could, however, utilize our NOL carryforward to offset any taxable income. In addition, given the size of our NOL carryfoward, we could pursue a business plan in the future in which we would voluntarily forego our REIT status. If we lost our status as a REIT, we could not elect REIT status again for five years. Several of our investments in securitization finance receivables are have ownership restrictions limited to ownership by a REIT. Therefore, if we chose to forego our REIT status, we would have to sell these investments, or otherwise provide for REIT ownership of these investments.

We also have a taxable REIT subsidiary (TRS), which has a NOL carryforward of approximately $4 million. The TRS has limited operations, and, accordingly, we have established a full valuation allowance for the related deferred tax asset.

Qualification as a REIT

Qualification as a REIT requires that we satisfy a variety of tests relating to our income, assets, distributions and ownership. The significant tests are summarized below.

Sources of Income. To continue qualifying as a REIT, we must satisfy two distinct tests with respect to the sources of our income: the “75% income test” and the “95% income test.” The 75% income test requires that we derive at least 75% of our gross income (excluding gross income from prohibited transactions) from certain real estate-related sources. In order to satisfy the 95% income test, 95% of our gross income for the taxable year must consist either of income that qualifies under the 75% income test or certain other types of passive income.

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

Nature and Diversification of Assets. At the end of each calendar quarter, three asset tests must be met by us. Under the 75% asset test, at least 75% of the value of our total assets must represent cash or cash items (including receivables), government securities or real estate assets. Under the “10% asset test,” we may not own more than 10% of the outstanding voting securities of any single non-governmental issuer, provided such securities do not qualify under the 75% asset test or relate to taxable REIT subsidiaries. Under the “5% asset test,” ownership of any stocks or securities that do not qualify under the 75% asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5% of the value of the total assets of us.

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

Taxable Income

We use the calendar year for both tax and financial reporting purposes. However, there may be differences between taxable income and income computed in accordance with GAAP. These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. The principal difference relates to reserves for loan losses and other-than-temporary impairment charges provided for GAAP purposes, which are not deductible for tax purposes, versus actual charge-offs on loans or realization of a losses on securities, which are deductible for tax purposes as ordinary losses.

EMPLOYEES

As of December 31, 2005, we had 20 employees. Our relationship with our employees is good. None of our employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.

ITEM 1A. RISK FACTORS

        Our business is subject to various risks, including the risks described below. Our business, operating results and financial condition could be materially and adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

We may be unable to invest in new assets with attractive yields, and yields on new assets in which we do invest may not generate attractive yields, resulting in a decline in our earnings per share over time.

Since 2004 we have sold investments or assets have otherwise paid down in the amount of $1,097 million. Asset yields today are generally lower that those assets sold or repaid, due to lower overall interest rates and more competition for these assets. We have generally been unable to find investments which have acceptable risk adjusted yields. As a result, our net interest income has been declining, and may continue to decline in the future, resulting in lower earnings per share over time. In order to maintain our investment portfolio size and our earnings, we need to reinvest a portion of the cash flows we receive into new interesting earning assets.

Our ownership of certain subordinate interests in securitization trusts subjects us to credit risk on the underlying loans, and we provide for loss reserves on these loans as required under GAAP.

As the result of our ownership of the overcollateralization portion of the securitization trust, the predominant risk to us in our investment portfolio is credit risk. Credit risk is the risk of loss to us from the failure by a borrower (or the proceeds from the liquidation of the underlying collateral) to fully repay the principal balance and interest due on a loan. A borrower’s ability to repay and the value of the underlying collateral could be negatively influenced by economic and market conditions. These conditions could be global, national, regional or local in nature. Upon securitization of the pool of loans or securities backed by loans, the credit risk retained by us from an economic point of view is generally limited to the overcollateralization tranche of the securitization trust. We provide for estimated losses on the gross amount of loans pledged to securitization trusts included in our financial statements as required by GAAP. In some instances, we may also retain subordinated bonds from the securitization trust, which increases our credit risk above the overcollateralization tranche from an economic perspective. We provide reserves for existing losses based on the current performance of the respective pool or on an individual loan basis. If losses are experienced more rapidly, due to declining property performance, market conditions or other factors, than we have provided for in our reserves, we may be required to provide for additional reserves for these losses.

Certain investments employ internal structural leverage as a result of the securitization process, and are in the most subordinate position in the capital structure, which magnifies the potential impact of adverse events on our cash flows and reported results.

Many of the loans that we own have been pledged to securitization trusts which employ a high degree of internal structural leverage and concentrated credit, interest rate, prepayment, or other risks. We have generally retained the most subordinate classes of the securitization trust. As a result of these factors, net interest income and cash flows on our investments will vary based on the performance of the assets pledged to the securitization trust. In particular, should assets meaningfully underperform as to delinquencies, defaults, and credit losses, it is possible that cash flows which may have otherwise been paid to us as a result of our ownership of the subordinate interests, may be retained within the securitization trust. No amount of risk management or mitigation can change the variable nature of the cash flows and financial results generated by concentrated risks in our investments. None of our existing securities at December 31, 2005 have reached these predetermined levels, but such levels could be reached in the future.

Our efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans or losses on our investments.

Despite our efforts to manage credit risk, there are many aspects of credit that we cannot control. Third party servicers provide for the primary and special servicing of our loans. We have a risk management function, which oversees the performance of these services and provides limited asset management capabilities. Our risk management operations may not be successful in limiting future delinquencies, defaults, and losses. The securitizations in which we have invested may not receive funds that we believe are due from mortgage insurance companies and other counter-parties. Loan servicing companies may not cooperate with our risk management efforts, or such efforts may be ineffective. Service providers to securitizations, such as trustees, bond insurance providers, and custodians, may not perform in a manner that promotes our interests. The value of the properties collateralizing residential loans may decline. The value of properties collateralizing commercial mortgage loans may decline. The frequency of default, and the loss severity on loans upon default, may be greater than we anticipated. If loans become “real estate owned” (REO), servicing companies will have to manage these properties and may not be able to sell them. Changes in consumer behavior, bankruptcy laws, tax laws, and other laws may exacerbate loan losses. In some states and circumstances, the securitizations in which we invest have recourse as owner of the loan against the borrower’s other assets and income in the event of loan default; however, in most cases, the value of the underlying property will be the sole source of funds for any recoveries.

Prepayments of principal on our investments, and the timing of prepayments, may impact our reported earnings and our cash flows.

We own many of our securitization finance receivables at premiums to their principal balances, and have issued associated securitization financing bonds at discounts. Prepayments of principal on loans and the associated bonds, whether voluntary or involuntary, impact the amortization of premiums and discounts under the effective yield method of accounting that we use for GAAP accounting. Under the effective yield method of accounting, we recognize yields on our assets and effective costs of our liabilities based on assumptions regarding future cash flows. Variations in actual cash flows from those assumed as a result of prepayments, and subsequent changes in future cash flow expectations, will cause adjustments in yields on assets and costs of liabilities as a corresponding charge to earnings.

In a period of declining interest rates, loans and securities in the investment portfolio will generally prepay more rapidly (to the extent that such loans are not prohibited from prepayment), which may result in additional amortization of asset premium. In a flat yield curve environment (i.e., when the spread between the yield on the one-year Treasury security and the yield on the ten-year Treasury security is less than 1.0%), adjustable rate mortgage loans and securities tend to rapidly prepay, causing additional amortization of asset premium. In addition, the spread between our funding costs and asset yields may compress, causing a further reduction in our net interest income.

We finance a portion of our investment portfolio with short-term recourse repurchase agreements which subjects us to margin calls if the assets pledged subsequently decline in value.

We finance a portion of our investments, primarily high credit-quality, liquid securities, with recourse repurchase agreements. These arrangements require us to maintain a certain level of collateral for the related borrowings. If the collateral should fall below the required level, the repurchase agreement lender could initiate a margin call. This would require that we either pledge additional collateral acceptable to the lender or repay a portion of the debt in order to meet the margin requirement. Should we be unable to meet a margin call, we may have to liquidate the collateral or other assets quickly. Because a margin call and quick sale could result in a lower than otherwise expected and attainable sale price, we may incur a loss on the sale of the collateral.

We may be subject to the risks associated with inadequate or untimely services from third-party service providers, which may harm our results of operations.

Our loans and loans underlying securities are serviced by third-party service providers. As with any external service provider, we are subject to the risks associated with inadequate or untimely services. Many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in our delinquency rate that results from improper servicing or loan performance in general could harm our ability to securitize our real estate loans in the future and may have an adverse effect on our earnings.

Interest rate fluctuations can have various negative effects on us, and could lead to reduced earnings and/or increased earnings volatility.

Our investment portfolio today is substantially match-funded, and overall we are largely insulated from material risks related to rising, or declining, interest rates. In the past however, we have been exposed to material changes in short-term interest rates, and depending on future investments, may again be exposed to these changes. Certain of our current investments and contemplated future investments are adjustable-rate loans and securities which have interest rates which reset semi-annually or annually, based on an index such as the one-year constant maturity treasury or the six-month London Interbank Offered Rate (LIBOR). These investments may be financed with borrowings which reset monthly, based upon one-month LIBOR. In a rising rate environment, net interest income earned on these investments may be reduced, as the interest cost for the funding sources could increase more rapidly than the interest earned on the associated asset financed. In a declining interest-rate environment, net interest income may be enhanced as the interest cost for the funding sources decreases more rapidly than the interest earned on the associated assets. To the extent that assets and liabilities are both fixed-rate or adjustable rate with corresponding payment dates, interest-rate risk may be mitigated.

Our reported income depends on accounting conventions and assumptions about the future that may change.

Accounting rules for our assets, and for the various aspects of our current and future business change from time to time. Changes in GAAP, or the accepted interpretation of these accounting principles, can affect our reported income, earnings, and shareholders’ equity. Interest income on our assets, and interest expense on our liabilities, may in part be based on estimates of future events. These estimates can change in a manner that harms our results or can demonstrate, in retrospect, that revenue recognition in prior periods was too high or too low. We use the effective yield method of GAAP accounting for many of our investments. We calculate projected cash flows for each of these assets incorporating assumptions about the amount and timing of credit losses, loan prepayment rates, and other factors. The yield we recognize for GAAP purposes generally equals the discount rate that produces a net present value for actual and projected cash flows that equals our GAAP basis in that asset. We change the yield recognized on these assets based on actual performance and as we change our estimates of future cash flows. The assumptions that underlie our projected cash flows and effective yield analysis may prove to be overly optimistic, or conversely, overly conservative. In these cases, our GAAP yield on the asset, or cost of the liability may change, leading to changes in our reported GAAP results.

Failure to qualify as a REIT would adversely affect our dividend distributions and could adversely affect the value of our securities.

We believe that we have met all requirements for qualification as a REIT for federal income tax purposes and we intend to continue to operate so as to qualify as a REIT in the future. However, many of the requirements for qualification as a REIT are highly technical and complex and require an analysis of factual matters and an application of the legal requirements to such factual matters in situations where there is only limited judicial and administrative guidance. Thus, no assurance can be given that the Internal Revenue Service or a court would agree with our conclusion that we have qualified as a REIT or that future changes in our factual situation or the law will allow us to remain qualified as a REIT. If we failed to qualify as a REIT for federal income tax purposes and did not meet the requirements for statutory relief, we could be subject to federal income tax at regular corporate rates on our income and we could possibly be disqualified as a REIT for four years thereafter. Failure to qualify as a REIT could force us to sell certain of our investments, possibly at a loss, and could adversely affect the value of our common stock.

Maintaining REIT status may reduce our flexibility to manage our operations.

To maintain REIT status, we must follow certain rules and meet certain tests. In doing so, our flexibility to manage our operations may be reduced. For instance:

•  If we make frequent asset sales from our REIT entities to persons deemed customers, we could be viewed as a “dealer,” and thus subject to 100% prohibited transaction taxes or other entity level taxes on income from such transactions.

• Compliance with the REIT income and asset rules may limit the type or extent of hedging that we can undertake.
•  Our ability to own non-real estate related assets and earn non-real estate related income is limited. Our ability to own equity interests in other entities is limited. If we fail to comply with these limits, we may be forced to liquidate attractive assets on short notice on unfavorable terms in order to maintain our REIT status.

•  Our ability to invest in taxable subsidiaries is limited under the REIT rules. Maintaining compliance with this limit could require us to constrain the growth of our taxable REIT affiliates in the future.

•  Meeting minimum REIT dividend distribution requirements could reduce our liquidity. Earning non-cash REIT taxable income could necessitate our selling assets, incurring debt, or raising new equity in order to fund dividend distributions.

• Stock ownership tests may limit our ability to raise significant amounts of equity capital from one source.

We may fail to properly conduct our operations so as to avoid falling under the definition of an investment company pursuant to the Investment Company Act of 1940.

We also conduct our operations so as to avoid falling under the definition of an investment company pursuant to the Investment Company Act of 1940. If we were determined to be an investment company, our ability to use leverage would be substantially reduced, and our ability to conduct business may be impaired. Under the current interpretation of the staff of the Securities and Exchange Commission (“SEC”), in order to be exempted from regulation as an investment company, a REIT must, among other things, maintain at least 55% of its assets directly in qualifying real estate interests. In satisfying this 55% requirement, a REIT may treat mortgage-backed securities issued with respect to an underlying pool to which it holds all issued certificates as qualifying real estate interests. If the SEC or its staff adopts a contrary interpretation of such treatment, the REIT could be required to sell a substantial amount of these securities or other non-qualified assets under potentially adverse market conditions.

We are dependent on certain key personnel.

We have only one Executive Officer, Stephen J. Benedetti, who serves as our Executive Vice President and Chief Operating Officer. We currently do not have a Chief Executive Officer, President, or Chief Financial Officer. Mr. Benedetti previously served as our Chief Financial Officer. Mr. Benedetti has been with us since 1994 and has extensive knowledge of us, our operations, and our current investment portfolio. He also has extensive experience in managing a portfolio of mortgage-related investments, and as an executive officer of a publicly-traded mortgage REIT. The loss of Mr. Benedetti could have an adverse effect on our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC Staff.

ITEM 2. PROPERTIES

Our executive and administrative offices and operations offices are both located in Glen Allen, Virginia, on properties leased by us. The address is 4551 Cox Road, Suite 300, Glen Allen, Virginia 23060. As of December 31, 2005, we leased 8,244 square feet. The term of the lease runs to May 2008.

We believe that our property is maintained in good operating condition and is suitable and adequate for our purposes.

ITEM 3. LEGAL PROCEEDINGS

We and our subsidiaries may be involved in certain litigation matters arising in the ordinary course of businesses. Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, we believe, based on current knowledge, that the resolution of these matters will not have a material adverse effect on our financial position or results of operations. Information on litigation arising out of the ordinary course of business is described below.

We, and one of our subsidiaries, GLS Capital, Inc. (“GLS”), together with the County of Allegheny, Pennsylvania (“Allegheny County”), are defendants in a lawsuit in the Court of Common Pleas, in Allegheny County, Pennsylvania. Plaintiffs are two local businesses seeking status to represent, as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been purchased by, and subsequently assigned to, GLS. This lawsuit relates to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999, and subsequent collection of certain amounts related to the property tax receivables purchased. The suit was initially filed in 1997, and challenges GLS’ right to charge certain attorney fees, costs and expenses, and interest in the collection of delinquent property tax receivables owned by GLS. During 2005, the Court held hearings in this matter, and has not yet ruled on whether it will grant class action status in the litigation.  Plaintiffs have not enumerated its damages in this matter.  We believe the claims are without merit and we intend to vigorously defend ourselves in this matter. We believe that the ultimate outcome of this litigation will not have a material impact on our financial condition, but may have a material impact on reported results for the particular period presented.

We and Dynex Commercial, Inc. (“DCI”), formerly our affiliate and now known as DCI Commercial, Inc., are appellees (or “respondents”) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al  (collectively, “BCM” or “the Plaintiffs”) versus Dynex Commercial, Inc. et al.  The appeal seeks to overturn a judgment from a lower court in favor of the Company and DCI which denied recovery to Plaintiffs, as discussed further below, and to have a judgment entered in favor of Plaintiffs based on a jury award for damages against the Company of $0.3 million, and against DCI for $2.2 million or $25.6 million, all of which was set aside by the trial court.  In the alternative, Plaintiffs are seeking a new trial. The appeal relates to a suit filed against us and DCI in 1999, alleging, among other things, that DCI and we failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by us; that DCI breached an alleged $160 million “master” loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9 million. The original trial commenced in January 2004, and, in February 2004, the jury in the case rendered a verdict in favor of one of the Plaintiffs and against us on the alleged breach of the loan agreements for tenant improvements and awarded that Plaintiff damages in the amount of $0.25 million. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively. The jury found in favor of DCI on the alleged $9 million loan commitment, but did not find in favor of DCI for counterclaims made against BCM. The jury also awarded the Plaintiffs attorneys’ fees in the amount of $2.1 million. After considering post-trial motions, the presiding judge entered judgment in favor of us and DCI, effectively overturning the verdicts of the jury and dismissing damages awarded by the jury. DCI is a former affiliate of ours, and we believe that we will have no obligation for amounts, if any, awarded to the Plaintiffs as a result of the actions of DCI. The Court of Appeals has scheduled an oral argument on the matter for April 18, 2006.

On February 11, 2005, a putative class action complaint alleging violations of the federal securities laws and various state common law claims was filed against us, our subsidiary MERIT Securities Corporation, Stephen J. Benedetti, the Company's Executive Vice President, and Thomas H. Potts, the Company's former President and a former Director, in United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund ("Teamsters").  The lawsuit purported to be a class action on behalf of purchasers of MERIT Series 13 securitization financing bonds, which are collateralized by manufactured housing loans.  On May 31, 2005, the Teamsters filed an amended class action complaint.  The amended complaint dropped all state common law claims but added federal securities claims related to the MERIT Series 12 securitization financing bonds.  In February 2006, based on a motion to dismiss filed by us, the District Court dismissed Messrs. Benedetti and Potts from the suit, but did not dismiss the claims against us or MERIT. The Company has appealed the District Court’s decision not to dismiss us or MERIT.  The Company has evaluated the allegations and believes them to be without merit and intends to vigorously defend itself against them.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on our consolidated balance sheet but could materially affect our consolidated results of operations in a given year.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the trading symbol “DX”. The common stock was held by approximately [1,810] holders of record and beneficial holders who hold common stock in street name as of

December 31, 2005. During the last two years, the high and low closing stock prices and cash dividends declared on common stock were as follows:

	High	Low	Cash Dividends Declared
2005:
First quarter	$8.08	$7.12	$-
Second quarter	7.69	7.10	-
Third quarter	7.75	6.85	-
Fourth quarter	7.24	6.70	-

2004:
First quarter	$7.65	$6.15	$-
Second quarter	7.71	6.35	-
Third quarter	7.24	6.48	-
Fourth quarter	7.83	6.70	-

Dividends declared by the Board of Directors have generally been for the purpose of maintaining our REIT status, and in compliance with requirements set forth at the time of the issuance of the Series D Preferred Shares. The quarterly dividend on Series D Preferred Shares is $0.2375 per share. In accordance with the terms of the Series D Preferred Shares, if we fail to pay two consecutive quarterly preferred dividends or if we fail to maintain consolidated shareholders’ equity of at least 200% of the aggregate issue price of the Series D preferred stock, then these shares automatically convert into a new series of 9.50% senior notes. Dividends for the preferred stock must be fully paid before dividends can be paid on common stock. No common dividends have been paid since 1998.

We did not repurchase any of our equity securities during the fourth quarter of 2005.

Item 6. Selected Financial Data

Years ended December 31,	2005	2004	2003	2002	2001
(amounts in thousands except share and per share data)
Net interest income(1)	$11,889	$23,281	$38,971	$49,153	$48,082
Net interest income after provision for loan losses(2)	6,109	4,818	1,889	20,670	28,410
Impairment charges(3)	(2,474)	(14,756)	(16,355)	(18,477)	(43,439)
Other income (expense) and trading losses	2,022	(179)	436	1,397	7,876
General and administrative expenses	(5,681)	(7,748)	(8,632)	(9,493)	(10,526)
Net income (loss)	$9,585	$(3,375)	$(21,107)	$(9,360)	$(21,209)
Net income (loss) to common shareholders	$4,238	$(5,194)	$(14,260)	$(18,946)	$(13,492)
Net income (loss) per common share:
Basic & diluted	$0.35	$(0.46)	$(1.31)	$(1.74)	$(1.18)
Dividends declared per share:
Common	$-	$-	$-	$-	$-
Series A and B Preferred	-	-	0.8775	0.2925	0.2925
Series C Preferred	-	-	1.0950	0.3651	0.3649
Series D Preferred	0.9500	0.6993	-	-	-

December 31,	2005	2004	2003	2002	2001
Investments(4)	$756,409	$1,343,448	$1,853,675	$2,185,746	$2,511,229
Total assets(4)	805,976	1,400,934	1,865,235	2,205,735	2,531,509
Non-recourse securitization financing(4)	516,578	1,177,280	1,679,830	1,980,702	2,225,863
Recourse debt	133,315	70,468	33,933	-	58,134
Total liabilities(4)	656,642	1,252,168	1,715,389	1,982,314	2,289,399
Shareholders’ equity	149,334	148,766	149,846	223,421	242,110
Number of common shares outstanding	12,163,391	12,162,391	10,873,903	10,873,903	10,873,853
Average number of common shares	12,163,062	11,272,259	10,873,903	10,873,871	11,430,471
Book value per common share(5)	$7.65	$7.60	$7.55	$8.57	$11.06

(1) Net interest income has declined due to a reduction in investments, declining yields on our interest-earning assets and an increase in our cost of funds.
(2) Net interest income after provision for loan losses has increased due to a reduction in the manufactured housing loan loss provision associated with the derecognition of the MERIT Series 12 securitization.
(3) Impairment charges have declined as a result of the sale of certain underperforming securities.
(4) Certain deferred hedging gains and losses for 2002 and prior years were reclassified from securitized finance receivables to non-recourse securitization financing.
(5) Inclusive of the effects of the liquidation preference on our preferred stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SUMMARY

Dynex Capital, Inc., together with its subsidiaries, is a specialty finance company organized as a real estate investment trust (REIT) that invests in loans and securities consisting principally of single-family residential and commercial mortgage loans. We finance these loans and securities through a combination of non-recourse securitization financing, repurchase agreements, and equity. We employ leverage in order to increase the overall yield on our invested capital. We seek to generate net interest income (i.e., interest income on investments in excess of the cost of financing these assets), which provide acceptable returns on our invested capital on a risk adjusted basis.

In recent years, we have elected to sell certain non-core assets, including investments in manufactured housing loans and delinquent property tax receivable portfolios. Our emphasis has been on monetizing underperforming assets in anticipation of redeploying the invested capital in more compelling investment opportunities. Given the flat treasury yield curve, however, and the challenging reinvestment environment in traditional mortgage REIT investment opportunities, we have retained our capital in anticipation of more compelling investment opportunities in the future. We believe our strategy of retaining capital in the face of increases in interest-rates by the Federal Reserve of 3.50% since June 2004 has protected shareholder value.

We have an investment policy which governs the allocation of capital amongst short-term, highly liquid investments, investment grade fixed income investments, subordinate and credit sensitive investments, and strategic investments. Strategic investments are investments in equity and equity-like securities of other companies, including other mortgage REITs. We anticipate in 2006 making additional strategic investments while using our capital in the interim to pay down recourse debt or to invest only in short-term, highly liquid investments.

During 2005, we earned net income of $9.6 million, and net income to our common shareholders of $4.2 million. Because of differences in GAAP income and taxable income, we expect to report a tax loss but have not completed our tax calculation. Accordingly, we did not pay a dividend on the common shares outstanding and will increase our NOL carryforward, which was $135 million as of December 31, 2004.

During 2005, we continued the process of monetizing under-performing and non-core investments. These investments sold had a carrying value of $373.3 million , and we recorded net gains of $9.6 million , while derecognizing or repaying associated financing liabilities of $363.8 million. We also had paydowns of investments of $151.0 million which were utilized to repay the associated financing liabilities of $140.1 million. During 2005, we redeemed all of the bonds issued by one of our securitization trusts, financing the acquisition of these bonds with repurchase agreements. We have kept the securitization financing bonds outstanding and pledged as collateral for repurchase agreements. At December 31, 2005, the bonds had an outstanding principal balance of $153.5 million, and the associated repurchase agreement financing had an outstanding balance of $133.1 million .

FINANCIAL CONDITION

Comparative balance sheet information is set forth in the tables below:

	December 31,
(amounts in thousands except per share data)	2005	2004
Investments:
Securitized finance receivables:
Loans, net	$722,152	$1,036,123
Debt securities	-	206,434
Securities	24,908	87,706
Other investments	4,067	7,596
Other loans	5,282	5,589

Non-recourse securitization financing	516,578	1,177,280
Repurchase agreements secured by securitization financing bonds	133,104	-
Repurchase agreements secured by securities	211	70,468

Shareholders’ equity	149,334	148,766

Book value per common share (inclusive of preferred stock liquidation preference)	$7.65	$7.60

Securitized Finance Receivables

Securitized finance receivables include loans and securities consisting of or secured by principally single-family residential and commercial mortgage loans. Securitized finance receivables decreased to $722.2 million at December 31, 2005 from $1,242.6 million at December 31, 2004. This decrease of $520.4 million is primarily the result of sales and derecognition of $370.1 million of receivables, and principal repayments of $151.0 million. Principal repayments resulted from normal principal amortization of the underlying loan or security, and higher than anticipated prepayments on these assets due to the favorable interest rate and real estate environment, leading to refinances of the underlying mortgages or sales of the underlying properties. In addition to the above, allowance for loan losses, primarily on delinquent commercial mortgage loans was increased by a net $5.7 million during the year.

Securities

Securities are predominantly investment grade single-family residential mortgage securities. Securities at December 31, 2005 include investment-grade rated securities of $23.0 million, and non-investment grade rated securities of $1.9 million, including equity securities. Securities decreased to $24.9 million at December 31, 2005 compared to $87.7 million at December 31, 2004, primarily as a result of principal payments of $58.8 million on investment-grade securities during the year, net sales of $5.8 million of equity securities and a $0.7 million net decrease in market value of available-for-sale securities. These increases were partially offset by the purchase of $2.6 million of investment grade single-family residential securities.

Other Investments

Other investments at December 31, 2005 and 2004 consist primarily of delinquent property tax receivables, a security collateralized by delinquent property tax receivables, and the associated real estate owned. Other investments decreased to $4.1 million at December 31, 2005 compared to $7.6 million at December 31, 2004. This decrease of $3.5 million resulted from payments of $2.2 million collected in 2005 and applied against the carrying value of the investment, $0.8 million in net proceeds from sales of related real estate owned, a $1.7 million other-than-temporary impairment charge and losses on sales of REO properties of $0.2 million. These decreases were partially offset by increases related to advances made in the foreclosure of property tax receivables of $0.7 million and interest accretion of $0.6 million.

Non-recourse Securitization Financing

Non-recourse securitization financing decreased to $516.6 million at December 31, 2005 from $1,177 million at December 31, 2004. This decrease was primarily a result of principal payments received of $102.5 million on the associated collateral pledged which were used to pay down the securitization financing in accordance with the respective indentures, the derecognition of $363.9 million of non-recourse securitization financing as a result of the sale of the associated securitized finance receivables as described above, and a redemption of $195.7 million of certain outstanding bonds issued by us. The decrease also reflects a $0.6 million decline in accrued interest payable and an increase of $2.1 million related to the amortization of bond discounts and issuance costs during the year.

Repurchase Agreements Secured by Securitization Financing Bonds

In April 2005, we redeemed $195.7 million of outstanding securitization financing bonds as discussed above, utilizing cash on hand of $25.0 million and $170.7 million in repurchase agreements to finance the purchase. The bonds continue to remain outstanding and serve as collateral for the repurchase agreement borrowings. During 2005, payments of $37.6 million received on the bonds were used to paydown the repurchase agreement borrowings to their current balance of $133.1 million at December 31, 2005.

Repurchase Agreements Secured by Securities

Repurchase agreements decreased from $70.4 million at December 31, 2004 to $0.2 million at December 31, 2005 resulting from $70.3 million of repayments.

Shareholders’ Equity

Shareholders’ equity increased from $148.8 million at December 31, 2004 to $149.4 million at December 31, 2005. This increase of $0.6 million resulted from net income of $9.6 million, offset by a change in accumulated other comprehensive income of $3.7 million consisting of $4.3 million from the sale of certain available-for-sale investments, an increase of $0.6 million on interest-rate swap and synthetic interest-rate swap contracts from the realization of losses on settled contracts and deferred gains on the remaining hedge contracts, and by dividends declared and paid on shares of Series D Preferred Stock of $5.3 million.

Supplemental Discussion of Investments

We also manage our investment portfolio based on a net basis. Below is the net basis of our investments as of December 31, 2005 and 2004. Excluded from this table are cash and cash equivalents, other assets, and other liabilities.

As the cash flows received on our investments is generally subordinate to the obligations under the associated financing of the investment, we evaluate and manage our investment portfolio based on our net capital invested in that particular investment. Net capital invested is generally defined as the cost basis of the investment net of the associated financing for that investment. For securitized finance receivables, because the securitization financing is recourse only to the finance receivables pledged and is, therefore, not our general obligation, the risk on our investment in securitized finance receivables from an economic point of view is limited to our net retained investment in the securitization trust. Below is the net basis of our investments as of December 31, 2005 and 2004. Included in the table is an estimate of the fair value of the our net investment. The fair value of our net investment in securitized finance receivables is based on the present value of the projected cash flow from the collateral, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the securitization financing bonds owned by third parties. The fair value of securities is based on quotes obtained from third-party dealers, or from management estimates.

(amounts in thousands)	December 31, 2005
	Amortized cost basis	Financing	Net basis	Fair value of net basis (1)
Securitized finance receivables:
Single family mortgage loans	$163,892	$133,104	$30,788	$31,888
Commercial mortgage loans	577,295	516,578	60,717	39,685
Manufactured housing loans	-	-	-	-
Allowance for loan losses	(19,035)	-	(19,035)	-
	722,152	649,682	72,470	71,573
Securities:
Investment grade single-family	22,702	211	22,491	22,491
Non-investment grade single-family	469	-	469	469
Equity and other	1,737	-	1,737	1,737
	24,908	211	24,697	24,697

Other loans and investments	9,349	-	9,349	10,107

Total	$756,409	$649,893	$106,516	$106,377

(1)
Fair values are based on dealer quotes, where dealer quotes are not available fair values are calculated as the net present value of expected future cash flows, discounted at 16%. Fair value also includes our capital invested in redeemed securitization financing bonds. Expected cash flows were based on the forward LIBOR curve as of December 31, 2005, and incorporate the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.

(amounts in thousands)	December 31, 2004
	Carrying value	Financing	Net basis	Fair value of net basis(1)
Securitized finance receivables:
Single family mortgage loans	$284,786	$263,506	$21,280	$22,438
Commercial mortgage loans	639,677	577,419	62,258	36,852
Manufactured housing loans	346,108	336,355	9,753	706
Allowance for loan losses	(28,014)	-	(28,014)	-
	1,242,557	1,177,280	65,277	59,996
Securities:
Investment grade single-family	78,478	70,468	8,010	8,010
Non-investment grade single-family	712	-	712	712

Other loans and investments	21,701	-	21,701	23,984

Total	$1,343,448	$1,247,748	$95,700	$92,702

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

Our net investment for 2005 increased versus 2004 as a result of the sale and derecognition of securitized finance receivables, the redemption of the securitization financing associated with the single-family mortgage loans (which was financed with a combination of investable capital and repurchase financing), the repayment of repurchase agreement financing on our securities portfolio, and the sale of certain equity investments. The repayment of repurchase agreement financing was for liquidity management purposes, and we expect to be able to borrow these amounts in the future if necessary.

The following table summarizes the assumptions used in estimating fair value for our net investment in securitized finance receivables and the cash flow related to those net investments during 2005.

	Fair Value Assumptions				($ in thousands)
Loan type	Weighted-average prepayment speeds	Losses	Weighted-Average Discount Rate	Projected cash flow termination date	Cash flows received in 2005 (1)

Single-family mortgage loans	30% CPR	0.2% annually	16%	Anticipated final maturity 2024	$ 4,692.3

Commercial mortgage loans(2)	(3)	0.8% annually	13%	(4)	$ 3,199.8

(1) Represents the excess of the cash flows received on the collateral pledged over the cash flow requirements of the securitization financing bond security.
(2) Includes loans pledged to three different securitization trusts.
(3   Assumed CPR speeds generally are governed by underlying pool characteristics, prepayment lock-out provisions, and yield maintenance provisions. Loans currently delinquent in excess of 30 days are assumed liquidated in month six.
(4) Cash flow termination dates are modeled based on the repayment dates of the loans or optional redemption dates of the underlying securitization financing bonds.

RESULTS OF OPERATIONS

Comparative information on our results of operations is provided in the tables below:

	For the Year Ended December 31,
(amounts in thousands except per share information)	2005	2004	2003
Net interest income	$11,889	$23,281	$38,971
Provision for loan losses	(5,780)	(18,463)	(37,082)
Net interest income after provision for loan losses	6,109	4,818	1,889
Impairment charges	(2,474)	(14,756)	(16,355)
Gain on sales of investments	9,609	14,490	1,555
Other income (expense)	2,022	(179)	436
General and administrative expenses	(5,681)	(7,748)	(8,632)
Net income (loss)	9,585	(3,375)	(21,107)
Preferred stock (charge) benefit	(5,347)	(1,819)	6,847
Net income (loss) to common shareholders	$4,238	$(5,194)	$(14,260)

Basic & diluted net income (loss) per common share	$0.35	$(0.46)	$(1.31)

Dividends declared per share:
Common	$-	$-	$-
Series A and B Preferred	-	-	0.8775
Series C Preferred	-	-	1.0950
Series D Preferred	0.9500	0.6993	-

2005 Compared to 2004

Net income increased in 2005 by $13.0 million, to $9.6 million in 2005 from a loss of $3.4 million in 2004, as a result of a decrease in provision for loan losses of $12.7 million, decreased impairment charges of $12.3 million, decreased general and administrative expenses of $2.1 million and $2.0 million of other income. These increases in income were partially offset by a decrease of net interest income of $11.4 million and a decrease in gain on sales of investments of $4.9 million. Net income to common shareholders increased by $9.4 million in 2005, from a loss of $5.2 million in 2004 to income of $4.2 million in 2005. The increase in net income to common shareholders was due to increased net income of $9.6 million, offset by an increase in preferred stock charges of $3.5 million.

Net interest income for the year ended December 31, 2005 decreased to $11.9 million, from $23.3 million for the same period in 2004. Net interest income decreased $11.4 million, or 48.9%, as a result of a decline in average interest-earning assets and a decrease in the net interest spread on interest-earning assets. Average interest earning assets decreased in 2005 due to the sale of investments, including $370.1 million of securitized finance receivables, $7.3 million of equity securities and $1.7 million of other loans. Net interest spread was 0.26% in 2005 versus 1.00% in 2004, and decreased in 2005 as a result of sales and prepayments of higher coupon assets, the proceeds of which have been reinvested in lower-yielding cash equivalents, and also decreased due in part to increasing borrowing costs from both increasing LIBOR rates and repayment of lower-cost securitization financing bonds pursuant to the terms of the securitization trust. See further discussion below as to changes in the net interest spread on our investment portfolio during 2005.

Net interest income after provision for loan losses increased as a result of the decline of the provision for loan losses in 2005 compared to 2004 of $12.7 million. Provision for loan losses decreased to $5.8 million in 2005, from $18.5 million in 2004. The decrease of $12.7 million from 2004 was primarily due to the sale in late 2004 and early 2005 of our investment in manufactured housing loans. Provision for manufactured housing loan losses decreased by $15.4 million in 2005 while commercial and single family loan loss reserve provisions increased by $2.1 million and $0.7 million, respectively.

Impairment charges decreased from $14.8 million in 2004 to $2.5 million in 2005. Impairment charges for 2004 included $9.1 million on manufactured housing loan securities and $4.9 million on delinquent property tax receivable securities. No impairment charges were recorded on manufactured housing securities as a result of their sale in 2005. Impairment charges in 2005 included $1.7 million on a debt security collateralized by delinquent property tax receivables.

Gain on sale of investments for 2005 resulted primarily from a net gain of $8.2 million recognized on the sale of our interests in securitization trusts collateralized primarily by manufactured housing loans and securities backed by manufactured housing loans, for cash proceeds of $8.0 million.  The sale of our interests in those securitizations resulted in the derecognition of approximately $367.2 million of securitized finance receivables and $363.9 million of related securitization financing.  We also recorded a gain of $1.4 million on the sale of approximately $2.0 million in mezzanine loans for net proceeds of $3.4 million.

General and administrative expense decreased by $2.0 million from $7.7 million to $5.7 million for the twelve months ended December 31, 2004 and 2005, respectively. General and administrative expenses decreased during 2005 with the sale in October 2004 of the Ohio delinquent property tax receivable servicing operation and through continued downsizing in the operation. General and Administrative expenses in 2004 included $1.0 million of litigation related expenses versus $0.8 million in 2005. General and Administrative expenses in 2005 included approximately $291 increase in professional fees related to the audit of our 2004 financial statements and the subsequent termination of our independent accounting firm.

We reported a preferred stock charge of $5.3 million for the year ended December 31, 2005, which represents an increase of $3.5 million from the $1.8 million reported for the year ended December 31, 2004. Preferred stock charge for 2005 includes a full year’s dividend on the Series D preferred stock. In 2004, dividends on the preferred stock outstanding was partially offset by the preferred stock benefit resulting from the recapitalization completed in 2004.

2004 Compared to 2003

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

Net interest income for the year ended December 31, 2004 decreased to $23.3 million, from $39.0 million for the same period in 2003. Net interest income decreased $15.7 million, or 40.3%, as a result of a decline in average interest-earning assets and a decrease in the net interest spread on interest-earning assets. Net interest spread decreased in 2003 as a result of prepayments of higher coupon assets, the proceeds of which have been reinvested in lower-yielding cash equivalents, and also decreased due in part to increasing borrowing costs from both increasing LIBOR rates and repayment of lower-cost securitization financing bonds pursuant to the terms of the securitization trust. See further discussion below as to changes in the net interest spread on our investment portfolio during 2004.

Net interest income after provision for loan losses increased as a result of the decline of the provision for loan losses in 2004 compared to 2003 of $18.6 million. Provision for loan losses decreased to $18.5 million in 2004, from $37.1 million in 2003. The decrease of $18.6 million from 2003 was primarily due to $14.4 million of provision for loan losses recorded during the second quarter of 2003 specifically for currently existing credit losses within outstanding manufactured housing loans that were current as to payment but which we had determined to be impaired. The remaining $4.2 million of the decrease was primarily due to a decrease in the estimated losses on commercial and manufactured housing loans.

Impairment charges decreased from $16.4 million in 2003 to $14.8 million in 2004. Impairment charges in 2004 included $9.1 million on a debt security collateralized by manufactured housing loans and $4.9 million on a debt security collateralized by delinquent property tax receivables. Other-than-temporary impairment charges were recorded as a result of the carrying value of the debt securities referenced above exceeded their estimated fair value and we determined that the carrying value would likely exceed the fair value for the foreseeable future. Impairment charges for 2003 included $5.5 million on manufactured housing loan securities and $10.4 million on delinquent property tax receivable securities.

Gain on sale of investments for 2004 included a $17.6 million gain from the sale of securitized finance receivables with a carrying value of $219.2 million, net of allowance for loan losses of $16.2 million, and the de-recognition of the associated securitization financing bonds with a carrying amount of $226.7 million. We received a net $11.9 million in proceeds from the sale of these receivables. This gain was partially offset by a $3.2 million loss on the sale of our Ohio delinquent property tax receivable investment.

We reported a preferred stock charge of $1.8 million for the year ended December 31, 2004, which represents a decline of $8.6 million from the preferred stock benefit of $6.8 million reported for the year ended December 31, 2003. This decrease in the preferred stock (charge) benefit was due to the recapitalization completed in 2004 and the tender offer completed in 2003 described in more detail above.

Average Balances and Effective Interest Rates

The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented. Assets that are on non-accrual status are excluded from the table below for each period presented.

	Year ended December 31,
	2005		2004		2003
(amounts in thousands)	Average Balance	Effective Rate	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-earning assets(1):
Securitized finance receivables(2)(3)	$925,172	7.25%	$1,601,553	7.41%	$1,948,204	7.56%
Other interest-bearing assets	113,729	5.12%	56,833	5.30%	72,807	6.76%
Total interest-earning assets	$1,038,901	7.01%	$1,658,386	7.34%	$2,021,011	7.53%
Interest-bearing liabilities:
Non-recourse securitization financing(3)	$735,910	7.40%	$1,499,772	6.40%	$1,826,827	5.85%
Recourse debt secured by securitized finance receivables	106,927	3.74%	-	-%	-	-%
Repurchase agreements	44,401	3.22%	21,040	1.75%	398	1.79%
Senior notes	-	-%	2,020	9.90%	19,330	9.53%
Total interest-bearing liabilities	$887,238	6.75%	$1,522,832	6.34%	$1,846,555	5.88%
Net interest spread(3)		0.26%		1.00%		1.65%
Net yield on average interest-earning assets(3)		1.24%		1.51%		2.15%

(1) Average balances exclude adjustments made in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to record available for sale securities at fair value.
(2) Average balances exclude funds held by trustees of $2,149, $342,and $374 for the years ended December 31, 2005, 2004, and 2003, respectively.
(3) Effective rates are calculated excluding non-interest related non-recourse securitization financing expenses and provision for credit losses.

2005 compared to 2004

The net interest spread for the year ended December 31, 2005 decreased to 26 basis points from 100 basis points for the year ended December 31, 2004. This decrease in the net interest spread is due to declining yields on interest-earning assets, due principally to decreased interest income as a result of the sale of approximately $370.1 million of securitized finance receivables during the second quarter of 2005 and the sale of approximately $219.2 million in receivables during the fourth quarter of 2004. The net interest spread contribution for the receivables sold was 2 basis points and 18 basis points for the three and twelve month periods ended December 31, 2005 and 18 basis points and 37 basis points, respectively during the three and twelve month periods ended December 31, 2004. The proceeds from the sale of these investments have generally been invested in cash and short-term securities. In addition during 2005, the securitization financing that backed variable-rate single family loans was replaced with LIBOR-based repurchase agreement financing, which is recourse to us, and which carries a weighted average spread to LIBOR of 10 basis points. The securitization financing had an effective spread to LIBOR of 32 basis points.  The net interest spread reflects the reduce yield on increased investments in cash and cash equivalents and also reflects the amortization of premiums and discounts on both the assets and the liabilities.

The overall yield on interest-earnings assets, decreased to 7.01% for the year ended December 31, 2005 from 7.34% for the same period in 2004. The overall yield declined by 33 basis points as higher rate loans continued to be prepaid during the period. In addition to declining asset yields, interest-bearing liability costs increased from 6.34% to 6.75% as a result of the overall increase in market interest rates, including LIBOR rates, and the repayment of lower-cost securitization financing bonds pursuant to the terms of the securitization trust. Approximately 20% of our interest-bearing liabilities re-price monthly and are indexed to one-month LIBOR, which averaged 3.39% for 2005, compared to 1.50% for 2004.

2004 compared to 2003

The net interest spread for the year ended December 31, 2004 decreased to 1.00% from 1.65% for the year ended December 31, 2003. This decrease can be generally attributed to the prepayment of higher coupon investments, principally securitized finance receivables, and the resulting reinvestment of net proceeds available as a result of these prepayments into lower yielding cash and cash equivalents. In addition, net interest spread declined approximately 0.17% from the non-accrual status of a delinquent property tax receivable in 2004 compared to 2003, and declined approximately 0.07% as a result of net asset premium and bond discount amortization expense from the unexpected prepayment of approximately $98.0 million in commercial mortgage loans during 2004. The overall yield on interest-earnings assets, decreased to 7.34% for the year ended December 31, 2004 from 7.53% for the same period in 2003. The overall yield declined by 0.17% as a result of the non-accrual status in 2004 of a delinquent property tax receivable security, with the balance of the decline due to the prepayment of higher coupon investments. In addition to declining asset yields, interest-bearing liability costs increased from 5.88% to 6.34% as a result of the overall increase in market interest rates, including LIBOR rates, and the repayment of lower-cost securitization financing bonds pursuant to the terms of the securitization trust. Approximately 38% of our interest-bearing liabilities re-price monthly and are indexed to one-month LIBOR, which averaged 1.50% for 2004, compared to 1.21% for 2003. In addition, interest bearing liability costs increased by approximately a net 0.04% for bond discount amortization resulting from the prepayment of approximately $98.0 million of securitization financing related to commercial loans which prepaid during the year.

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

	2005 to 2004			2004 to 2003
(amounts in thousands)	Rate	Volume	Total	Rate	Volume	Total

Securitized finance receivables	$(2,548)	$(49,063)	$(51,611)	$(2,915)	$(25,735)	$(28,650)
Other interest-bearing assets	95	2,712	2,807	(2,032)	125	(1,907)
Total interest income	(2,453)	(46,351)	(48,804)	(4,947)	(25,610)	(30,557)

Securitization financing	7,448	(45,031)	(37,583)	9,527	(20,321)	(10,794)
Senior notes	(100)	(100)	(200)	69	(1,711)	(1,642)
Repurchase agreements	460	603	1,063	(3)	361	358

Total interest expense	7,808	(44,528)	(36,720)	9,593	(21,671)	(12,078)

Net interest income	$(10,261)	$(1,823)	$(12,084)	$(14,540)	$(3,939)	$(18,479)

Note: The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table excludes non-interest related securitization financing expense, other interest expense and provision for credit losses.

Credit Exposures

As discussed in Item 1 above, our predominate securitization structure is non-recourse securitization financing, whereby loans and securities are pledged to a trust, and the trust issues bonds pursuant to an indenture. Generally, these securitization structures use over-collateralization, subordination, third-party guarantees, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing as a form of credit enhancement. From an economic point of view, we generally have retained a limited portion of the direct credit risk in these structures. In many instances, we retained the “first-loss” credit risk on pools of loans and securities that we have securitized. Apart from these investments, we have not otherwise retained material amounts of credit risk.

The following table summarizes the aggregate principal amount of our investments in securitized finance receivables and subordinate securities; the direct credit exposure retained by us from those investments (represented by the amount of over-collateralization pledged and subordinated securities owned by us), net of the credit reserves and discounts maintained by us for such exposure; and the actual credit losses incurred for each year. Our credit exposure, net of credit reserves has sequentially decreased from year-to-year as a result of the sale and derecognition of investments, and as a result of additional provisions for loan losses on loans where we have credit risk. From 2003 to 2005, we sold or assets were otherwise paid down by $1,097 million, resulting in the reduction of our credit risk by $37.2 million.

Credit Reserves and Actual Credit Losses

($ in millions)

	Outstanding Loan Principal Balance	Credit Exposure, Net of Credit Reserves	Actual Credit Losses	Credit Exposure, Net of Credit Reserves to Outstanding Loan Balance
2003	$1,859.1	$66.1	$25.5	3.56%
2004	$1,296.5	$39.9	$25.1	3.08%
2005	$751.1	$28.9	$3.6	3.85%

The following tables summarize single-family mortgage loan and commercial mortgage loan delinquencies as a percentage of the outstanding commercial securitized finance receivables balance for those securities in which we have retained a portion of the direct credit risk. The delinquencies as a percentage of all outstanding securitized finance receivables balance have decreased to 7.0% at December 31, 2005 from 8.2% at December 31, 2004 primarily as a result of certain commercial loans that were delinquent in 2004 being paid-off during 2005 and the continued strong performance of the residential real estate market. We monitor and evaluate our exposure to credit losses and have established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. At December 31, 2005, management believes the level of credit reserves is appropriate for currently existing losses.

Single family mortgage loan delinquencies as a percentage of the outstanding loan balance decreased by approximately 1.2% to 7.50% at December 31, 2005 from 8.71% at December 31, 2004. The decline in delinquencies is primarily due to the continued strong performance of the residential real estate market during the 2005. The following table provides the percentage of delinquent single family loans at December 31, 2003, 2004 and 2005, respectively.

Single-Family Loan Delinquency Statistics

December 31,	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent (1)	Total
2003	4.84%	1.09%	4.75%	10.68%
2004	4.30%	1.06%	3.35%	8.71%
2005	4.28%	0.62%	2.60%	7.50%

For commercial mortgage loans, the delinquencies as a percentage of the outstanding securitized finance receivables balance have decreased to 6.90% at December 31, 2005 from 7.96% at December 31, 2004 primarily due to five commercial loans which prepaid during 2005, which was partially offset by two loans that became delinquent in 2005.

Commercial Mortgage Loan Delinquency Statistics (1)

December 31,	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent (1)	Total
2003	-%	-%	1.90%	1.90%
2004	-%	-%	7.96%	7.96%
2005	-%	0.25%	6.65%	6.90%

 (1) Includes foreclosures and real estate owned.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based in large part upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

Critical accounting policies are defined as those that are reflective of significant judgments or uncertainties, and which may result in materially different results under different assumptions and conditions, or the application of which may have a material impact on our financial statements. The following are our critical accounting policies.

Consolidation of Subsidiaries. The consolidated financial statements represent our accounts after the elimination of inter-company transactions. We consolidate entities in which we own more than 50% of the voting equity and control of the entity does not rest with others. We follow the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships and corporate joint ventures or when we are able to influence the financial and operating policies of the investee but own less than 50% of the voting equity. For all other investments, the cost method is applied.

Impairments. We evaluate all securities in our investment portfolio for other-than-temporary impairments. A security is generally defined to be other-than-temporarily impaired if, for a maximum period of three consecutive quarters, the carrying value of such security exceeds its estimated fair value and we estimate, based on projected future cash flows or other fair value determinants, that the fair value will remain below the carrying value for the foreseeable future. If an other-than-temporary impairment is deemed to exist, we record an impairment charge to adjust the carrying value of the security down to its estimated fair value. In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.

We consider an investment to be impaired if the fair value of the investment is less than its recorded cost basis. Impairments of other investments are generally considered to be other-than-temporary when the fair value remains below the carrying value for three consecutive quarters. If the impairment is determined to be other-than-temporary, an impairment charge is recorded in order to adjust the carrying value of the investment to its estimated value.

Allowance for Loan Losses. We have credit risk on loans pledged in securitization financing transactions and classified as securitized finance receivables in our investment portfolio. An allowance for loan losses has been estimated and established for currently existing probable losses. Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience. Where loans are considered homogeneous, the allowance for losses is established and evaluated on a pool basis. Otherwise, the allowance for losses is established and evaluated on a loan-specific basis. Provisions made to increase the allowance are a current period expense to operations. Single-family loans are considered impaired when they are 60-days past due. Commercial mortgage loans are evaluated on an individual basis for impairment. Generally, a commercial loan with a debt service coverage ratio of less than one is considered impaired. However, based on a commercial loan’s details, commercial loans with a debt service ratio less than one may not be considered impaired; conversely, commercial loans with a debt service coverage ratio greater than one may be considered impaired. Certain of the commercial mortgage loans are covered by loan guarantees that limit our exposure on these loans. The level of allowance for loan losses required for these loans is reduced by the amount of applicable loan guarantees. Our actual credit losses may differ from the estimates used to establish the allowance.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations from a variety of sources. Our primary source of funding for our operations today is the cash flow generated from the investment portfolio, which includes net interest income and principal payments and prepayments on these investments. From the cash flow on our investment portfolio, we fund our operating overhead costs, including the servicing of our delinquent property tax receivables, pay the dividend on the Series D preferred stock and service the remaining recourse debt. Our investment portfolio continues to provide positive cash flow, which can be utilized by us for reinvestment or other purposes. We have utilized our cash flow to repay recourse debt outstanding and to purchase loans and securities for our investment portfolio.

The cash flow from our investment portfolio for the year and quarter ended December 31, 2005 was approximately $31.4 million and $9.4 million, respectively, excluding proceeds from the sales of investments and the above refunding of repurchase agreements. Such cash flow is after payment of principal and interest on the associated non-recourse securitization financing (i.e., non-recourse debt) outstanding. We also sold investments in 2005 which generated net cash proceeds of $19.8 million.

Excluding any cash flow derived from the sale or re-securitization of assets, and assuming that short-term interest rates remain stable, we anticipate that the cash flow from our investment portfolio will continue to decline in 2006 compared to 2005 as the investment portfolio continues to pay down absent reinvestment of our capital. We anticipate, however, that we will have sufficient cash flow from our investment portfolio to meet all of our obligations on both a short-term and long-term basis.

Our cash flow from our investment portfolio is subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses. We currently have a substantial portion of our available capital invested in cash or highly liquid, short-term instruments. At December 31, 2005, this amount was $45.2 million, which represents a significant portion of our overall equity capital base. We intend to maintain high levels of liquidity for the foreseeable future given the lack of compelling reinvestment opportunities as a result of the absolute low level of interest rates, the flat yield curve, and the historically tight spreads on fixed income instruments.

We redeemed 25% of our Series D Preferred Stock in January 2006. This redemption reduced the Series D Preferred Stock outstanding by approximately $14 million, saving us approximately $1.3 million in dividends annually. The Board of Directors of Dynex also approved the redemption of up to one million shares of common stock of Dynex upon completion of the redemption of the Series D Preferred Stock. The redemption of any shares of common stock is likely to occur if alternative uses of the capital are not available and if accretive to book value per common share. Upon completion of the redemption of the Preferred Stock, we will have an estimated $46 million in remaining investable capital.

Through limited-purpose finance subsidiaries, we have issued non-recourse debt in the form of non-recourse securitization financing to fund the majority of our investment portfolio. The obligations under the securitization financing are payable solely from the securitized finance receivables and are otherwise non-recourse to us. The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At December 31, 2005, we have $516.6 million of non-recourse securitization financing outstanding, all of which carries a fixed rate of interest.

We redeemed approximately $195.7 million of securitization financing in the second quarter of 2005, financing the redemption of the bonds outstanding with cash of $25.0 million and repurchase agreement financing of $170.7 million. As a result of paydowns on the associated securitized finance receivables, the remaining balance of the securitization financing bonds at the end of 2005 was $153.5 million. We were financing the remaining $153.5 million with cash of $20.4 million and repurchase agreement financing of approximately $133.1 million. As the redeemed bonds have not been legally extinguished, we could reissue these bonds, generating estimated proceeds in excess of $153.5 million, which would be used to repay the repurchase agreement financing, and the balance of which would increase our cash and cash equivalents.

Contractual Obligations and Commitments

The following table shows expected cash payments on our contractual obligations as of December 31, 2005 for the following time periods:

	Payments due by period
Contractual Obligations(1)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-Term Debt Obligations:(2)
Non-recourse securitization financing(3)	$666,531	$84,363	$374,771	$161,057	$46,340
Repurchase agreements	133,315	133,31	-	-	-
Operating lease obligations	358	146	212	-	-
Mortgage servicing obligations	4,426	401	741	550	2,734
Total	$804,630	$218,225	$375,724	$161,607	$49,074

(1)
As the master servicer for certain of the series of non-recourse securitization financing securities which we have issued, and certain loans which have been securitized but for which we are not the master servicer, we have an obligation to advance scheduled principal and interest on delinquent loans in accordance with the underlying servicing agreements should the primary servicer fail to make such advance. Such advance amounts are generally repaid in the same month as they are made, or shortly thereafter, and the contractual obligation with respect to these advances is excluded from the above table.

(2)	Amounts presented for Long-Term Debt Obligations include estimated principal and interest on the related obligations.
(3)
Securitization financing is non-recourse to us as the bonds are payable solely from loans and securities pledged as securitized finance receivables. Payments due by period were estimated based on the principal repayments forecast for the underlying loans and securities, substantially all of which is used to repay the associated securitization financing outstanding.

Off-Balance Sheet Arrangements

We do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Selected Quarterly Results

The following tables present our unaudited selected quarterly results for 2005 and 2004.

Summary of Selected Quarterly Results (unaudited)
(amounts in thousands except share and per share data)

Year ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating results:
Total interest income	$24,053	$18,533	$15,717	$16,092
Net interest income after provision for loan losses	2,196	2,068	992	853
Net income (loss) (2)	935	9,594	(1,899)	955
Basic net (loss) income per common share	(0.03)	0.68	(0.27)	(0.03)
Diluted net (loss) income per common share	(0.03)	0.54	(0.27)	(0.03)
Cash dividends declared per common share	-	-	-	-

Average interest-earning assets	1,368,346	1,064,027	890,384	819,217
Average borrowed funds	1,216,729	912,383	745,776	678,966

Net interest spread on interest-earning assets (3)	0.73%	0.14%	0.23%	(0.17)%
Average asset yield	7.00%	6.95%	7.05%	7.18%
Net yield on average interest-earning assets	1.43%	1.10%	1.31%	1.07%
Cost of funds	6.27%	6.81%	6.82%	7.35%

Year Ended December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating results:
Total interest income	$33,631	$33,217	$30,026	$25,349
Net interest income after provision for loan losses	(765)	(3,428)	5,103	3,908
Net (loss) income	(5,387)	(12,953)	(56)	15,021
Basic net (loss) income per common share	(0.60)	(0.95)	(0.12)	1.13
Diluted net (loss) income per common share	(0.60)	(0.95)	(0.12)	0.77
Cash dividends declared per common share	-	-	-	-

Average interest-earning assets	1,813,282	1,753,743	1,635,146	1,431,374
Average borrowed funds	1,710,843	1,622,815	1,503,468	1,282,657

Net interest spread on interest-earning assets	1.21%	0.92%	1.21%	0.71%
Average asset yield	7.42%	7.56%	7.32%	6.98%
Net yield on average interest-earning assets (1)	1.56%	1.41%	1.69%	1.35%
Cost of funds	6.21%	6.64%	6.11%	6.27%

(1) Computed as net interest margin excluding non-interest non-recourse securitization financing expenses divided by average interest earning assets.
(2) The increase in net income during the second quarter of 2005 relates primarily to the gain of approximately $8.2 million recognized on the sale of $367.2 million of manufactured housing loans and securities and the derecognition of the related non-recourse securitization financing of $363.9 million.
(3) The negative net interest spread on interest-earning assets resulted from the impact of certain commercial loans being on non-accrual and an increase in amortization expense related to deferred costs on our commercial securitizations resulting from higher than anticipated prepayments on those securitizations.

FORWARD-LOOKING STATEMENTS

Certain written statements in this Form 10-K made by Dynex that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Item as well as those discussed elsewhere in this Report addressing the results of operations, our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to investment strategies, net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this Report, regarding future events and operating performance and are applicable only as of the dates of such statements. Such forward-looking statements may involve factors that could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements. Dynex cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize.

Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

Reinvestment. Asset yields today are generally lower than those assets sold or repaid, due to lower overall interest rates and more competition for these assets. We have generally been unable to find investments which have acceptable risk adjusted yields. As a result, our net interest income has been declining, and may continue to decline in the future, resulting in lower earnings per share over time. In order to maintain our investment portfolio size and our earnings, we need to reinvest a portion of the cash flows we receive into new interesting earning assets. If we are unable to find suitable reinvestment opportunities, the net interest income on our investment portfolio and investment cash flows could be negatively impacted.

Economic Conditions. We are affected by general economic conditions. An increase in the risk of defaults and credit risk resulting from an economic slowdown or recession could result in a decrease in the value of our investments and the over-collateralization associated with its securitization transactions. As a result of our being heavily invested in short-term high quality investments, a worsening economy, however, could also benefit us by creating opportunities for us to invest in assets that become distressed as a result of the worsening conditions. These changes could have an effect on our financial performance and the performance on our securitized loan pools.

Investment Portfolio Cash Flow. Cash flows from the investment portfolio fund our operations, the preferred stock dividend, and repayments of outstanding debt, and are subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses, particularly given the high degree of internal structural leverage inherent in our securitized investments. Based on the performance of the underlying assets within the securitization structure, cash flows which may have otherwise been paid to us as a result of our ownership interest may be retained within the structure. Cash flows from the investment portfolio are likely to sequentially decline until we meaningfully begin to reinvest our capital. There can be no assurances that we will be able to find suitable investment alternatives for our capital, nor can there be assurances that we will meet our reinvestment and return hurdles.

Defaults. Defaults by borrowers on loans we securitized may have an adverse impact on our financial performance, if actual credit losses differ materially from our estimates or exceed reserves for losses recorded in the financial statements. The allowance for loan losses is calculated on the basis of historical experience and management’s best estimates. Actual default rates or loss severity may differ from our estimate as a result of economic conditions. Actual defaults on adjustable-rate mortgage loans may increase during a rising interest rate environment. In addition, commercial mortgage loans are generally large dollar balance loans, and a significant loan default may have an adverse impact on our financial results. Such impact may include higher provisions for loan losses and reduced interest income if the loan is placed on non-accrual.

Interest Rate Fluctuations. Our income and cash flow depends on our ability to earn greater interest on our investments than the interest cost to finance these investments. Interest rates in the markets served by us generally rise or fall with interest rates as a whole. Approximately $614 million of our investments, including loans and securities currently pledged as securitized finance receivables and securities, are fixed-rate and approximately $142 million of our investments are variable rate. We currently finance these fixed-rate assets through $516.5 million of fixed rate securitization financing and $133 million of variable rate repurchase agreements. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps; the related borrowing has no delayed resets or such interest rate caps.

Third-party Servicers. Our loans and loans underlying securities are serviced by third-party service providers. As with any external service provider, we are subject to the risks associated with inadequate or untimely services. Many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in our delinquency rate that results from improper servicing or loan performance in general could harm our ability to securitize our real estate loans in the future and may have an adverse effect on our earnings.

Prepayments. Prepayments by borrowers on loans we securitized may have an adverse impact on our financial performance. Prepayments are expected to increase during a declining interest rate or flat yield curve environment. Our exposure to rapid prepayments is primarily (i) the faster amortization of premium on the investments and, to the extent applicable, amortization of bond discount, and (ii) the replacement of investments in its portfolio with lower yielding investments.

Competition. The financial services industry is a highly competitive market in which we compete with a number of institutions with greater financial resources. In purchasing portfolio investments and in issuing securities, we compete with other mortgage REITs, investment banking firms, savings and loan associations, commercial banks, mortgage bankers, insurance companies, federal agencies and other entities, many of which have greater financial resources and a lower cost of capital than we do. Increased competition in the market and our competitors greater financial resources have adversely affected Dynex, and may continue to do so. Competition may also continue to keep pressure on spreads resulting in us being unable to reinvest our capital on an acceptable risk-adjusted basis.

Regulatory Changes. Our businesses as of and for the year ended December 31, 2005 were not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect us and the performance of our securitized loan pools or our ability to collect on our delinquent property tax receivables. We are a REIT and are required to meet certain tests in order to maintain our REIT status as described in the earlier discussion of “Federal Income Tax Considerations.” If we should fail to maintain our REIT status, we would not be able to hold certain investments and would be subject to income taxes.

Section 404 of the Sarbanes-Oxley Act of 2002. Based on our current market capitalization, we do not anticipate that we will be required to be compliant with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 in 2006. However, the measurement date for determining the compliance deadline is June 30, 2006. Failure to be compliant may result in doubt in the capital markets about the quality and adequacy of our internal disclosure controls. This could result in our having difficulty in or being unable to raise additional capital in these markets in order to finance our operations and future investments.

Other. The following risks, which are discussed in more detail in Risk Factors in Item 1A above, could also affect our results of operations, financial condition and cash flows:

•
We may be unable to invest in new assets with attractive yields, and yields on new assets in which we do invest may not generate attractive yields, resulting in a decline in our earnings per share over time.

•	Our ownership of certain subordinate interests in securitization trusts subjects us to credit risk on the underlying loans, and we provide for loss reserves on these loans as required under GAAP.
•
Certain investments employ internal structural leverage as a result of the securitization process, and are in the most subordinate position in the capital structure, which magnifies the potential impact of adverse events on our cash flows and reported results.

•	Our efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans or losses on our investments.
•	Prepayments of principal on our investments, and the timing of prepayments, may impact our reported earnings and our cash flows.
•	We finance a portion of our investment portfolio with short-term recourse repurchase agreements which subjects us to margin calls if the assets pledged subsequently decline in value.
•	We may be subject to the risks associated with inadequate or untimely services from third-party service providers, which may harm our results of operations.
•	Interest rate fluctuations can have various negative effects on us, and could lead to reduced earnings and/or increased earnings volatility.
•	Our reported income depends on accounting conventions and assumptions about the future that may change.
•	Failure to qualify as a REIT would adversely affect our dividend distributions and could adversely affect the value of our securities.
•	Maintaining REIT status may reduce our flexibility to manage our operations.
•	We may fail to properly conduct our operations so as to avoid falling under the definition of an investment company pursuant to the Investment Company Act of 1940.
•	We are dependent on certain key personnel.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (FAS 123R). This statement supersedes APB Opinion No. 25 and its related implementation guidance. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. This statement is effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005, or December 15, 2005 for small business issuers. We will adopt this statement effective January 1, 2006 and do not expect the adoption of FAS 123R to have a material impact on our financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previous guidance required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not believe SFAS 154 will have an impact on our financial statements.
In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of FAS 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with FAS 133. We do not believe that SFAS 155 will have a material effect on our financial condition, results of operations, or liquidity.

In March 2006 the FASB issued SFAS No.156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS 156). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations and to initially measure those servicing assets and servicing liabilities at fair value, if practicable. SFAS 156 permits an entity to measure each class of separately recognized servicing assets and servicing liabilities by either amortizing the servicing asset or liability and assessing the mortgage servicing asset or servicing liability for impairment at each reporting date. Alternatively, an entity may choose to measure the servicing asset or servicing liability at fair value at each reporting date and report changes in fair value in earnings in the period the changes occur. SFAS 156 permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. This statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. We are currently evaluating the potential impact this statement may have on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of our market risk management extends beyond derivatives to include all market risk sensitive financial instruments. As a financial services company, net interest income comprises the primary component of our earnings and cash flows. We are subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of our interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or re-price within specified periods.

We monitor the aggregate cash flow, projected net yield and estimated market value of our investment portfolio under various interest rate and prepayment assumptions. While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

We focus on the sensitivity of our investment portfolio cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. We estimate our net interest income cash flow for the next twenty-four months assuming interest rates over such time period follow the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of December 31, 2005. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow. Cash flow changes from interest rate swaps, caps, floors or any other derivative instrument are included in this analysis.

The following table summarizes our net interest income cash flow and market value sensitivity analyses as of December 31, 2005. These analyses represent management’s estimate of the percentage change in net interest margin cash flow and value expressed as a percentage change of shareholders’ equity, given a parallel shift in interest rates, as discussed above. Other investments are excluded from this analysis because they are not considered interest rate sensitive. The “Base” case represents the interest rate environment as it existed as of December 31, 2005. At December 31, 2005, one-month LIBOR was 4.39% and six-month LIBOR was 4.70%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of “optionality.” The most significant option affecting our portfolio is the borrowers’ option to prepay the loans. The model applies prepayment rate assumptions representing management’s estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to our portfolio, and no change to our liability structure. Historically, there have been significant changes in our investment portfolio and the liabilities incurred by us. As a result of anticipated prepayments on assets in the investment portfolio, there are likely to be such changes in the future.

Basis Point Increase (Decrease) in Interest Rates	Projected Change in Net Interest Margin Cash Flow From Base Case	Projected Change in Value, Expressed as a Percentage of Shareholders’ Equity
+200	(4.2)%	(1.1)%
+100	(1.8)%	(0.4)%
Base
-100	0.6%	0.1%
-200	1.1%	0.2%

Our interest rate risk is related both to the rate of change in short term interest rates and to the level of short-term interest rates. Approximately $614 million of our investment portfolio is comprised of loans or securities that have coupon rates that are fixed. Approximately $142 million of our investment portfolio as of December 31, 2005 was comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 65%, 13% and 12% of the adjustable-rate loans underlying our securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR, one-year constant maturity treasury rate (CMT) and prime rate, respectively.

Generally, during a period of rising short-term interest rates, our net interest income earned and the corresponding cash flow on our investment portfolio will decrease. The decrease of the net interest spread results from (i) fixed-rate loans and investments financed with variable-rate debt, (ii) the lag in resets of the adjustable-rate loans underlying the securitized finance receivables relative to the rate resets on the associated borrowings, and (iii) rate resets on the adjustable-rate loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As to item (i), we have substantially limited our interest rate risk by match funding fixed rate assets and variable rate assets. As to items (ii) and (iii), as short-term interest rates stabilize and the adjustable-rate loans reset, the net interest margin may be partially restored as the yields on the adjustable-rate loans adjust to market conditions.

Net interest income may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the adjustable-rate loans adjust to the new market conditions after a lag period. The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap, cap or floor agreements, to the extent that we have entered into such agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the related notes, together with the Report of the Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-25 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our management, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this annual report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our management concluded that our disclosure controls and procedures are effective.

In conducting its review of disclosure controls, management concluded that sufficient disclosure controls and procedures did exist to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal controls or in other factors during the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were also no significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is included in our proxy statement for its 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”) in the Election of Directors, Corporate Governance and the Board of Directors, Ownership of Stock and Management and Executive Compensation of Dynex sections and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the 2006 Proxy Statement in the Management of Dynex and Executive Compensation section and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included in the 2006 Proxy Statement in the Ownership of Stock and Management of Dynex and Executive Compensation sections and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the 2006 Proxy Statement in Management of Dynex and Executive Compensation section and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is included in the 2006 Proxy Statement in the Audit Information section and is incorporated herein by reference.

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
3.1
Articles of Incorporation of the Registrant, as amended, effective as of February 4, 1988. (Incorporated herein by reference to Dynex’s Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-10783) filed March 21, 1997.)

3.2	Amended Bylaws of the Registrant. (Incorporated by reference to Dynex’s Annual Report on Form 10-K for the year ended December 31, 1992, as amended.)
3.3
Amendment to Articles of Incorporation, effective December 29, 1989. (Incorporated herein by reference to Dynex’s Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-10783) filed March 21, 1997.)

3.4	Amendment to Articles of Incorporation, effective October 9, 1996. (Incorporated herein by reference to the Registrant’s Current Report on Form 8-K, filed October 15, 1996.)
3.5
Amendment to Articles of Incorporation, effective October 19, 1992. (Incorporated herein by reference to Dynex’s Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-10783) filed March 21, 1997.)

3.6	Amendment to Articles of Incorporation, effective April 25, 1997. (Incorporated herein by reference to Dynex’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)
3.7	Amendment to Articles of Incorporation, effective June 17, 1998 (Incorporated herein by reference to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2004).
3.8	Amendment to Articles of Incorporation, effective August 2, 1999 (Incorporated herein by reference to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.9	Amendment to Articles of Incorporation, effective May 19, 2004. (Incorporated herein by reference to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
3.10	Amendments to the Bylaws of Dynex. (Incorporated herein by reference to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended.)
10.1	Dynex Capital, Inc. 2004 Stock Incentive Plan (Incorporated herein by reference to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.2
Form of Stock Option Agreement for Non-Employee Directors under the Dynex Capital, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

10.3
Form of Stock Appreciation Rights Agreement for Senior Executives under the Dynex Capital, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

21.1	List of consolidated entities of Dynex (filed herewith)
23.1	Consent of BDO Seidman, LLP (filed herewith)
23.2	Consent of Deloitte & Touche, LLP (filed herewith)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Exhibits: See Item 15(a)(3) above.

(c) Financial Statement Schedules: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.
(Registrant)

March 31, 2006	/s/ Stephen J. Benedetti
Stephen J. Benedetti, Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Stephen J. Benedetti	Principal Executive Officer	March 31, 2006
Stephen J. Benedetti	Principal Financial Officer

/s/ Jeffrey L. Childress	Principal Accounting Officer	March 31, 2006
Jeffrey L. Childress

/s/ Thomas B. Akin	Director	March 31, 2006
Thomas B. Akin

/s/ J. Sidney Davenport, IV	Director	March 31, 2006
J. Sidney Davenport, IV

/s/ Leon A. Felman	Director	March 31, 2006
Leon A. Felman

/s/ Barry Igdaloff	Director	March 31, 2006
Barry Igdaloff

/s/ Daniel K. Osborne	Director	March 31, 2006
Daniel K. Osborne

/s/ Eric P. Von der Porten	Director	March 31, 2006
Eric P. Von der Porten

DYNEX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Annual Report Filed with

Securities and Exchange Commission

December 31, 2005

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dynex Capital, Inc.
Glen Allen, Virginia

We have audited the accompanying consolidated balance sheet of Dynex Capital, Inc. (“Dynex”) as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of Dynex’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Dynex is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of Dynex’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynex at December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO SEIDMAN LLP

Richmond, Virginia
March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dynex Capital, Inc.
Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Princeton, New Jersey
April 7, 2005

CONSOLIDATED BALANCE SHEETS
DYNEX CAPITAL, INC.

December 31, 2005 and 2004
(amounts in thousands except share data)

	2005	2004
ASSETS
Cash and cash equivalents	$45,235	$52,522
Other assets	4,332	4,964
	49,567	57,486
Investments:
Securitized finance receivables:
Loans, net	722,152	1,036,123
Debt securities	-	206,434
Securities	24,908	87,706
Other investments	4,067	7,596
Other loans	5,282	5,589
	756,409	1,343,448
	$805,976	$1,400,934
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Securitization financing:
Non-recourse securitization financing	$516,578	$1,177,280
Repurchase agreements secured by securitization financing	133,104	-
Repurchase agreements secured by securities	211	70,468
Other liabilities	6,749	4,420
	656,642	1,252,168

Commitments and Contingencies (Note 16)

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share,
50,000,000 shares authorized:
9.5% Cumulative Convertible Series D,
5,628,737 shares issued and outstanding	55,666	55,666
($57,624 aggregate liquidation preference)
Common stock, par value $.01 per share, 100,000,000 shares authorized,
12,163,391 and 12,162,391 shares issued and outstanding at 2005 and 2004, respectively	122	122
Additional paid-in capital	366,903	366,896
Accumulated other comprehensive income	140	3,817
Accumulated deficit	(273,497)	(277,735)
	149,334	148,766
	$805,976	$1,400,934

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
DYNEX CAPITAL, INC.

Years ended December 31, 2005, 2004 and 2003
(amounts in thousands except share data)

	2005	2004	2003
Interest income:
Securitized finance receivables	$68,387	$118,647	$147,297
Securities	3,885	2,535	773
Other investments	1,369	335	3,537
Other loans	754	706	608
	74,395	122,223	152,215

Interest and related expense:
Non-recourse securitization financing	57,166	98,271	111,056
Repurchase agreements and senior notes	5,428	567	1,849
Other	(88)	104	339
	62,506	98,942	113,244

Net interest income	11,889	23,281	38,971
Provision for loan losses	(5,780)	(18,463)	(37,082)
Net interest income after provision for loan losses	6,109	4,818	1,889

Impairment charges	(2,474)	(14,756)	(16,355)
Gain on sale of investments, net	9,609	14,490	1,555
General and administrative expenses	(5,681)	(7,748)	(8,632)
Other income (expense)	2,022	(179)	436
Net income (loss)	9,585	(3,375)	(21,107)
Preferred stock (charge) benefit	(5,347)	(1,819)	6,847
Net income (loss) to common shareholders	$4,238	$(5,194)	$(14,260)

Net income (loss) per common share :
Basic and diluted	$0.35	$(0.46)	$(1.31)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
DYNEX CAPITAL, INC.

Years ended December 31, 2005, 2004, and 2003
(amounts in thousands except share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Compre-hen-sive (Loss) Income	Accumulated Deficit	Total
Balance at January 1, 2003	$94,586	$109	$364,743	$(4,832)	$(231,185)	$223,421

Comprehensive loss:

Net loss - 2003	-	-	-	-	(21,107)	(21,107)
Change in net unrealized gain on:
Investments classified as available for sale	-	-	-	115	-	115
Hedge instruments	-	-	-	835	-	835
Total comprehensive loss						(20,157)

Repurchase of preferred stock	(47,572)	-	(4,059)	-	-	(51,631)
Dividends on preferred stock	-	-	-	-	(1,787)	(1,787)

Balance at December 31, 2003	47,014	109	360,684	(3,882)	(254,079)	149,846

Comprehensive income:
Net loss - 2004	-	-	-	-	(3,375)	(3,375)
Change in net unrealized gain on:
Investments classified as available for sale	-	-	-	4,681	-	4,681
Hedge instruments	-	-	-	3,018	-	3,018
Total comprehensive income						4,324

Recapitalization	8,652	13	6,212	-	(16,345)	(1,468)
Dividends on preferred stock	-	-	-	-	(3,936)	(3,936)

Balance at December 31, 2004	55,666	122	366,896	3,817	(277,735)	148,766

Comprehensive income:
Net income - 2005	-	-	-	-	9,585	9,585
Change in net unrealized gain/(loss) on:
Investments classified as available for sale	-	-	-	(4,286)	-	(4,286)
Hedge instruments	-	-	-	609	-	609
Total comprehensive income						5,908

Issuance of common stock	-	-	7	-	-	7
Dividends on preferred stock	-	-	-	-	(5,347)	(5,347)

Balance at December 31, 2005	$55,666	$122	$366,903	$140	$(273,497)	$149,334

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DYNEX CAPITAL, INC.

Years ended December 31, 2005, 2004 and 2003
(amounts in thousands except share data)
	2005	2004	2003
Operating activities:
Net income (loss)	$9,585	$(3,375)	$(21,107)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	5,780	18,463	37,082
Impairment charges	2,474	14,756	16,355
Gain on sale of investments	(9,609)	(14,490)	(1,555)
Amortization and depreciation	2,607	3,726	3,072
Net change in other assets and other liabilities	1,500	3,953	(4,031)
Net cash and cash equivalents provided by operating activities	12,337	23,033	29,816

Investing activities:
Principal payments received on investments	144,532	286,212	294,785
Purchase of securities and other investments	(56,246)	(71,468)	(32,196)
Payments received on securities, other investments and loans	117,264	21,601	17,781
Proceeds from sales of securities and other investments	15,321	32,066	2,937
Other	168	180	245
Net cash and cash equivalents provided by investing activities	221,039	268,591	283,552

Financing activities:
Proceeds from issuance of securitization financing	-	7,377	-
Principal payments on securitization financing	(102,510)	(286,330)	(301,573)
Redemption of securitization financing	(195,653)	-	-
Repayment of senior notes	-	(10,872)	(22,030)
Proceeds from repurchase agreement borrowings, net	62,847	46,584	23,884
Retirement of preferred stock	-	(648)	(19,552)
Dividends paid	(5,347)	(2,599)	(1,787)
Net cash and cash equivalents used for financing activities	(240,663)	(246,488)	(321,058)
Net (decrease) increase in cash and cash equivalents	(7,287)	45,136	(7,690)
Cash and cash equivalents at beginning of period	52,522	7,386	15,076
Cash and cash equivalents at end of period	$45,235	$52,522	$7,386

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

December 31, 2005, 2004, and 2003
(amounts in thousands except share and per share data)

NOTE 1 - BASIS OF PRESENTATION

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-K and include all of the information and notes required by accounting principles generally accepted in the United States of America, hereinafter referred to as “generally accepted accounting principles,” for complete financial statements. The consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified real estate investment trust (“REIT”) subsidiaries and taxable REIT subsidiary (“Dynex” or the “Company”). All inter-company balances and transactions have been eliminated in consolidation of Dynex.

Dynex believes it has complied with the requirements for qualification as a REIT under the Internal Revenue Code (the “Code”). As such, Dynex believes that it qualifies as a REIT, and it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders.

Dynex uses estimates in establishing fair value for its securities as discussed in Note 2.

Dynex also has credit risk on certain investments in its portfolio as discussed in Note 4. An allowance for loan losses has been estimated and established for currently existing losses based on management’s judgment. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of currently existing credit losses. Provisions made to increase the allowance related to credit risk are presented as provision for loan losses in the accompanying consolidated statements of operations. Dynex’s actual credit losses may differ from those estimates used to establish the allowance.

Certain amounts for 2003 and 2004 have been reclassified to conform to the presentation adopted in 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation of Subsidiaries

The consolidated financial statements represent Dynex’s accounts after the elimination of inter-company transactions. Dynex consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others. Dynex follows the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity. For all other investments, the cost method is applied.

Federal Income Taxes

Dynex believes it has complied with the requirements for qualification as a REIT under the Internal Revenue Code (the “Code”). As such, Dynex believes that it qualifies as a REIT for federal income tax purposes, and it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders. Dynex uses the calendar year for both tax and financial reporting purposes. There may be differences between taxable income and income computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Dynex has a cumulative tax net operating loss carryforward of $134,519 as of December 31, 2004 and anticipates reporting a tax loss for the year ended December 31, 2005 but has not yet finalized the related calculations.

Investments

Securitized Finance Receivables. Securitized finance receivables consist of collateral pledged to support the repayment of non-recourse securitization financing issued by Dynex. Loans included in securitized finance receivables are reported at amortized cost. An allowance has been established for currently existing losses on such loans. Debt securities included in securitized finance receivables are considered available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income. The basis for any gain/loss on any debt securities sold is computed using the specific identification method. Securitized finance receivables can only be sold subject to the lien of the respective securitization financing indenture.

Other Investments. Other investments may include unsecuritized delinquent property tax receivables, securities backed by delinquent property tax receivables, and real estate owned. The unsecuritized delinquent property tax receivables are carried at amortized cost. Securities backed by delinquent property tax receivables are classified as available-for-sale and are carried at fair value.

Other investments also include real estate owned acquired through, or in lieu of foreclosure in connection with the servicing of the delinquent tax lien receivables portfolio. Such investments are considered held for sale and are initially recorded at fair value less cost to sell (“net realizable value”) at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and adjusts the property to the lower of cost and net realizable value. Revenue and expenses related to and changes in the valuation of the real estate owned are included in other income (expense).

Securities. Securities include debt and equity securities, which are considered available-for-sale under SFAS No. 115 and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income. The basis used to determine the gain or loss on any debt and equity securities sold is the specific identification method and average cost method, respectively.

Other loans. Other loans are carried at amortized cost.

Interest Income. Interest income is recognized when earned according to the terms of the underlying investment and when, in the opinion of management, it is collectible. For loans, the accrual of interest is discontinued when, in the opinion of management, the interest is not collectible in the normal course of business, when the loan is significantly past due or when the primary servicer of the loan fails to advance the interest and/or principal due on the loan. For securities and other investments, the accrual of interest is discontinued when, in the opinion of management, it is probable that all amounts contractually due will not be collected. Loans are considered past due when the borrower fails to make a timely payment in accordance with the underlying loan agreement, inclusive of all applicable cure periods. All interest accrued but not collected for investments that are placed on a non-accrual status or are charged-off is reversed against interest income. Interest on these investments is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Investments are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Premiums, Discounts and Hedging Basis Adjustments

Premiums and discounts on investments and obligations are amortized into interest income or expense, respectively, over the life of the related investment or obligation using the effective yield method. Hedging basis adjustments on associated debt obligations are amortized over the expected remaining life of the debt instrument. If the indenture for a particular debt obligation provides for a step-up of interest rates on the optional redemption date for that obligation and Dynex has the ability and intent to exercise its call option, then premiums, discounts, and deferred hedging losses are amortized to that optional redemption date. Otherwise, these amounts are amortized over the estimated remaining life of the obligation.

Debt Issuance Costs

Costs incurred in connection with the issuance of non-recourse debt and recourse debt are deferred and amortized over the estimated lives of their respective debt obligations using the effective yield method.

Derivative Financial Instruments

On occasion, Dynex may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures (“Interest Rate Agreement”) to manage its sensitivity to changes in interest rates. These interest rate agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. At the inception of the Interest Rate Agreement, these instruments are designated as either hedge positions or trading positions using criteria established in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended). If, at the inception of the Interest Rate Agreement, formal documentation is prepared that describes the risk being hedged, identifies the hedging instrument and the means to be used for assessing the effectiveness of the hedge and if it can be demonstrated that the hedging instrument will be highly effective at hedging the risk exposure, the derivative instrument will be designated as a cash flow hedge position. Otherwise, the Interest Rate Agreement will be classified as a trading position.

For Interest Rate Agreements designated as cash flow hedges, Dynex evaluates the effectiveness of these hedges against the financial instrument being hedged. The effective portion of the hedge relationship on an interest rate agreement designated as a cash flow hedge is reported in accumulated other comprehensive income, and the ineffective portion of such hedge is reported in income. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged transaction affects earnings. Derivative instruments are carried at fair value in the financial statements of Dynex.

As a part of Dynex’s interest rate risk management process, Dynex may be required periodically to terminate hedge instruments. Any basis adjustments or changes in the fair value of hedges recorded in other comprehensive income are recognized into income or expense in conjunction with the original hedge or hedged exposure.

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

Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Net Income Per Common Share

Net income per common share is presented on both a basic net income per common share and diluted net income per common share basis. Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights, using the treasury stock method, but only if these items are dilutive. Each share of preferred stock is convertible into one share of common stock.

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

Fair Value. Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. Estimates of fair value for securities may be based on market prices provided by certain dealers. Estimates of fair value for certain other securities are determined by calculating the present value of the projected cash flows of the instruments using estimates of market-based discount rates, prepayment rates and credit loss assumptions. The estimate of fair value for securities pledged as securitized finance receivables is determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those Dynex believes would be used by third parties in a market purchase.

Estimates of fair value for financial instruments are based primarily on management’s judgment. Since the fair value of Dynex’s financial instruments is based on estimates, actual fair values recognized may differ from those estimates recorded in the consolidated financial statements. The fair value of all financial instruments is presented in Note 10.

Allowance for Loan Losses. An allowance for loan losses has been estimated and established for currently existing probable losses for loans in Dynex’s investment portfolio. Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience. Where loans are considered homogeneous, the allowance for losses are established and evaluated on a pool basis. Otherwise, the allowance for losses is established and evaluated on a loan-specific basis. Provisions made to increase the allowance are charged as a current period expense. Single-family loans are considered impaired when they are 60-days past due. Commercial mortgage loans are evaluated on an individual basis for impairment. Commercial mortgage loans are secured by income-producing real estate and is evaluated for impairment when the debt service coverage ratio on the loan is less than 1:1. Certain of the commercial mortgage loans are covered by loan guarantees that limit Dynex’s exposure on these loans. The level of allowance for loan losses required for these loans is reduced by the amount of applicable loan guarantees. Dynex’s actual credit losses may differ from the estimates used to establish the allowance.

Impairments. Dynex evaluates all securities in its investment portfolio for other-than-temporary impairments. A security is generally defined to be other-than-temporarily impaired if, for a maximum period of three consecutive quarters, the carrying value of such security exceeds its estimated fair value and Dynex estimates, based on projected future cash flows or other fair value determinants, that the fair value will remain below the carrying value for the foreseeable future. If an other-than-temporary impairment is deemed to exist, Dynex records an impairment charge to adjust the carrying value of the security down to its estimated fair value. In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.

Dynex considers an investment to be impaired if the fair value of the investment is less than its recorded cost basis. Impairments of other investments are generally considered to be other-than-temporary when the fair value remains below the carrying value for three consecutive quarters. If the impairment is determined to be other-than-temporary, an impairment charge is recorded in order to adjust the carrying value of the investment to its estimated value.

Mortgage Servicing Liability. Dynex retains the primary servicing rights for certain of its loans, and subcontracts the performance of the primary servicing to unrelated third parties. Dynex recognizes a liability for the amount by which the estimated value of the payments to the third-party servicer exceeds the estimated value of

Dynex’s expected servicing cash inflows on the related loans. The value of the mortgage servicing liability is estimated using a discounted cash flow model. The mortgage servicing liability is amortized in proportion to and over the period of the estimated net servicing loss.

Contingencies. In the normal course of business, there are various lawsuits, claims, and contingencies pending against the Company. In accordance with SFAS No. 5, Accounting for Contingencies, we have established provisions for estimated losses from pending claims, investigations and proceedings. Although the ultimate outcome of the various matters cannot be ascertained at this point, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole, such resolution may, however, have a material effect on the results of operations or cash flows in any future period, depending on the level of income for such period.

Securitization Transactions

Dynex securitizes loans and securities in a securitization financing transaction by transferring financial assets to a wholly owned trust, and the trust issues non-recourse bonds pursuant to an indenture. Generally, Dynex retains some form of control over the transferred assets, and/or the trust is not deemed to be a qualified special purpose entity. In instances where the trust is deemed not to be a qualified special purpose entity, the trust is included in the consolidated financial statements of Dynex. A transfer of financial assets in which Dynex surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. For accounting and tax purposes, the loans and securities financed through the issuance of bonds in a securitization financing transaction are treated as assets of Dynex, and the associated bonds issued are treated as debt of Dynex as securitization financing. Dynex may retain certain of the bonds issued by the trust, and Dynex generally will transfer collateral in excess of the bonds issued. This excess is typically referred to as over-collateralization. Each securitization trust generally provides Dynex the right to redeem, at its option, the remaining outstanding bonds prior to their maturity date.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (FAS 123R). This statement supersedes APB Opinion No. 25 and its related implementation guidance. The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The most significant change resulting from this statement is the requirement for public companies to expense employee share-based payments under fair value as originally introduced in SFAS No. 123. This statement is effective for public companies as of the beginning of the first annual reporting period that begins after June 15, 2005, or December 15, 2005 for small business issuers. The Company will adopt this statement effective January 1, 2006. Had the Company applied FAS123R to to awards granted prior to January 1, 2003 net income to common shareholders and net income per common share would have been the pro forma amounts reported in the table below:.

	2005	2004	2003
Net (loss) income to common shareholders	$4,238	$(5,194)	$(14,260)
Fair value method stock based compensation expense	(95)	-	(126)
Stock based compensation expense under APB 25	-	-	38
Pro forma net (loss) income to common shareholders	$4,143	$(5,194)	$(14,348)

Net (loss) income per common share:
Basic - as reported	$0.35	$(0.46)	$(1.31)
Basic - pro forma	$0.34	$(0.46)	$(1.32)

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previous guidance required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not believe SFAS 154 will have an impact on its financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of FAS 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a QSPE holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with FAS 133. Management does not believe that SFAS 155 will have a material effect on the financial statements of the Company.

In March 2006 the FASB issued SFAS No.156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS 156). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations and to initially measure those servicing assets and servicing liabilities at fair value, if practicable. SFAS 156 permits an entity to measure each class of separately recognized servicing assets and servicing liabilities by either amortizing the servicing asset or liability and assessing the mortgage servicing asset or servicing liability for impairment at each reporting date. Alternatively, an entity may choose to measure the servicing asset or servicing liability at fair value at each reporting date and report changes in fair value in earnings in the period the changes occur. SFAS 156 permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. This statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. The Company is currently evaluating the potential impact this statement may have on its financial statements.

NOTE 3 - SECURITIZED FINANCE RECEIVABLES

The following table summarizes the components of securitized finance receivables as of December 31, 2005 and 2004.

	2005	2004
Loans, at amortized cost	$741,187	$1,064,137
Allowance for loan losses	(19,035)	(28,014)
Loans, net	722,152	1,036,123
Debt securities at fair value	-	206,434
	$722,152	$1,242,557

The following table summarizes the amortized cost basis, gross unrealized gains and losses and estimated fair value of debt securities pledged as securitized finance receivables as of December 31, 2005 and 2004.

	2005	2004
Debt securities, available-for-sale, at amortized cost	$-	$205,370
Gross unrealized gains	$-	1,064
Estimated fair value	$-	$206,434

The components of securitized finance receivables at December 31, 2005 and 2004 are as follows:

	2005			2004
	Loans, net	Debt Securities	Total	Loans, net	Debt Securities	Total
Collateral:
Commercial	$570,199	$-	$570,199	$640,090	$-	$640,090
Manufactured housing	-	-	-	198,246	149,420	347,666
Single-family	161,058	-	161,058	225,055	52,753	277,808
	731,257	-	731,257	1,063,391	202,173	1,265,564
Allowance for loan losses	(19,035)	-	(19,035)	(28,014)	-	(28,014)
Funds held by trustees	6,648	-	6,648	130	43	173
Accrued interest receivable	5,114	-	5,114	6,548	202	6,750
Unamortized premiums and (discounts), net	(1,832)	-	(1,832)	(5,932)	2,952	(2,980)
Unrealized gain, net	-	-	-	-	1,064	1,064
	$722,152	$-	$722,152	$1,036,123	$206,434	$1,242,557

All of the securitized finance receivables are encumbered by securitization financing (see Note 8).

During 2005, Dynex redeemed, at par, $195,653 of securitization financing bonds collateralized by the single-family loans pursuant to its redemption rights within the respective indenture. The redemption was partially financed with $170,655 of repurchase agreements, of which $133,104 remained outstanding at December 31, 2005. The redeemed bonds, which collateralize the related repurchase agreement financing, have been removed from Dynex’s financial statements. The repurchase agreement financing has been presented as repurchase agreements secured by securitization financing in the accompanying financial statements. The redeemed non-recourse securitization financing bonds have not been retired by Dynex, because of its plans to reissue the bonds.

During 2005, Dynex, through its wholly-owned subsidiary MERIT Securities Corporation, sold its interests in approximately $367,154 in securitization finance receivables and the associated securitization trust, resulting in derecognition of these receivables and the extinguishment of $363,871 in related securitization financing bonds. Dynex received proceeds of $8,000 for the sale of these interests, recorded mortgage servicing assets of $3,176 for the retained servicing on the loans, and recognized a gain of $8,228. As part of this transaction, Dynex also sold one of its subsidiaries on which it recorded a gain of $1,000, which was recorded in other income.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Dynex reserves for credit risk where it has exposure to losses on loans in its securitized finance receivables portfolio. The allowance for loan losses is included in securitized finance receivables in the accompanying consolidated balance sheets. The following table summarizes the aggregate activity for the allowance for loan losses for the years ended December 31, 2005, 2004 and 2003:
	2005	2004	2003
Allowance at beginning of year	$28,014	$43,364	$25,472
Provision for loan losses	5,780	18,463	37,082
Credit losses, net of recoveries	(3,450)	(17,651)	(19,190)
Loans sold	(11,309)	(16,162)	-
Allowance at end of year	$19,035	$28,014	$43,364

The transfer of $11,309 represents the amount of allowance that was derecognized in connection with the sale of the related securitized finance receivables described above in Note 3.

The following table presents certain information on commercial mortgage loans that Dynex has determined to be impaired.

December 31,	Total Recorded Investment in Impaired Loans	Amount for Which There is a Related Allowance for Credit Losses	Amount for Which There is no Related Allowance for Credit Losses
2004	72,431	17,379	55,052
2005	54,558	21,609	32,949

NOTE 5 - OTHER INVESTMENTS

The following table summarizes the Company’s other investments at December 31, 2005 and 2004:

	2005	2004
Delinquent property tax receivables and security	$3,220	$6,000
Real estate owned	847	1,596
	$4,067	$7,596

The balance of the delinquent property tax security includes an unrealized gain of $55 and none as of December 31, 2005 and 2004, respectively.

At December 31, 2005 and 2004, Dynex has real estate owned with a current carrying value of $847 and $1,596, respectively, resulting from foreclosures on delinquent property tax receivables. Cash collections on all delinquent property tax receivables, including proceeds from sales of real estate owned, amounted to $3,039 and $7,165 during 2005 and 2004, respectively.

NOTE 6 - SECURITIES

The following table summarizes Dynex’s amortized cost basis and fair value of securities, all of which are classified as available-for-sale, as of December 31, 2005 and 2004, and the related average effective interest rates at December 31, 2005 and 2004:

	2005		2004
	Fair Value	Effective Interest Rate	Fair Value	Effective Interest Rate
Securities, available-for-sale:
Fixed-rate mortgage securities	$22,900	6.14%	$79,081	4.54%
Other securities	320		404
Equity securities	1,602		7,438
	24,822		86,928
Gross unrealized gains	332		852
Gross unrealized losses	(246)		(74)
Securities, available-for-sale	$24,908		$87,706

Investment activity. During 2005, Dynex invested approximately $1,486 in the common stock of three publicly traded REITs. The Company also sold 499 shares in another REIT during 2005 generating proceeds of $7,330 and a gain of $9.

Unrealized gain/loss on securities. At December 31, 2005, unrealized gains on securities were $332 and unrealized losses were $246, which were primarily related to the Company’s investment in equity securities. The unrealized losses represent temporary declines in value.

NOTE 7 - OTHER LOANS

The following table summarizes Dynex’s carrying basis for other loans at December 31, 2005 and 2004, respectively.

	2005	2004
Single-family mortgage loans	$4,825	$3,693
Multifamily and commercial mortgage loans participations	995	2,878
	5,820	6,571
Unamortized discounts	(538)	(982)
	$5,282	$5,589

NOTE 8 - NON-RECOURSE SECURITIZATION FINANCING

Dynex, through limited-purpose finance subsidiaries, has issued bonds pursuant to indentures in the form of non-recourse securitization financing. Each series of securitization financing may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on securitized finance receivables and any reinvestment income thereon are used to make payments on the securitization financing (see Note 3). The obligations under the securitization financings are payable solely from the securitized finance receivables and are otherwise non-recourse to Dynex. The stated maturity date for each class of bonds is generally calculated based on the final scheduled payment date of the underlying collateral pledged. The actual maturity of each class will be directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption at Dynex’s option according to specific terms of the respective indentures. As a result, the actual maturity of any class of a series of securitization financing is likely to occur earlier than its stated maturity. If Dynex does not exercise its option to redeem a class or classes of bonds when it first has the right to do so, the interest rates on the bonds not redeemed will automatically increase from 0.30% to 2.00%. During 2005, Dynex redeemed non-recourse securitization financing as discussed in Note 3.

Dynex may retain certain bond classes of securitization financing issued, including investment grade classes, financing these retained bonds with equity. Total investment grade bonds at December 31, 2005 and 2004 were none and $20,000, respectively, and carried a rating of ‘BBB’ as rated by a nationally recognized ratings agency. As these limited-purpose finance subsidiaries are included in the consolidated financial statements of Dynex, such retained bonds are eliminated in the consolidated financial statements, while the associated repurchase agreements outstanding, if any, are included as recourse debt.

The components of non-recourse securitization financing along with certain other information at December 31, 2005 and 2004 are summarized as follows:

	2005		2004
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Variable-rate classes	$-		$405,236	2.6% - 3.7%
Fixed-rate classes	509,923	6.6% - 8.8%	760,672	6.3% - 11.5%
Accrued interest payable	3,438		5,237
Deferred costs	(16,912)		(25,658)
Unamortized net bond premium	20,129		31,793
	$516,578		$1,177,280

Range of stated maturities	2009-2028		2009-2033
Estimated weighted average life	3.5 years		4.7 years
Number of series	3		17

The variable rate classes were sold during 2005. At December 31, 2005, the weighted-average effective rate of the fixed rate classes was 6.8%. The average effective rate of interest for non-recourse securitization financing was 7.4%, 6.4%, and 5.9%, for the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 9 - REPURCHASE AGREEMENTS

The Company entered into a repurchase agreement, which is recourse to the Company, to partially finance the redemption of certain securitization financing bonds during 2005 as described in Note 3. The repurchase agreement has a remaining balance of $133,104 and is collateralized by the related redeemed bonds, which were eliminated in the consolidated financial statements. The repurchase agreement matures monthly and has a rate of a weighted average rate of 0.10% over one-month LIBOR (4.48% at December 31, 2005). The bonds pledged as collateral for the repurchase agreement have an estimated fair value of $153,499 and pay interest at a blended rate of one-month LIBOR plus 0.32%.

Dynex also utilizes other recourse repurchase agreements to finance certain of its investments. There were $211 and $70,468 outstanding at December 31, 2005 and 2004, respectively, which were collateralized by securities with a market value of $20,133 and $78,491, respectively. These repurchase agreements bear interest based on one-month LIBOR plus a spread ranging from 0.10% to 0.60%, which represented a weighted average rate of 4.57% at December 31, 2005.

NOTE 10 - FAIR VALUE AND ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires the disclosure of the estimated fair value of financial instruments. The following table presents the recorded basis and estimated fair values of Dynex’s financial instruments as of December 31, 2005 and 2004:

	2005		2004
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Securitized finance receivables
Loans, net	$722,152	$761,287	$1,036,123	$1,096,971
Debt securities	-	-	206,434	206,434
Securitized finance receivables	722,152	761,287	1,242,557	1,303,405
Other investments	4,067	4,067	7,596	7,596
Securities	24,908	24,908	87,706	87,706
Other loans	5,282	6,040	5,589	7,872
Liabilities:
Non-recourse securitization financing	516,578	556,610	1,177,280	1,236,899
Repurchase agreements	133,315	133,315	70,468	70,468

Estimates of fair value for securitized finance receivables are determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those Dynex believes would be used by third parties. Prepayment rate assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management’s estimate of future prepayment activity. The loss assumptions utilized vary for each series of securitized finance receivables, depending on the collateral pledged. Estimates of fair value for other investments are determined by calculating the present value of the projected net cash flows, inclusive of the estimated cost to service these investments. Estimates of fair value for securities are based principally on market prices provided by certain dealers. Fair value for securitization financing is determined based on estimated current market rates for similar instruments.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS

In June 2002, the Company entered into an interest rate swap to mitigate its interest rate risk exposure on $100,000 in notional value of its variable rate non-recourse securitization financing, which finance a like amount of fixed rate assets. Under the agreement, the Company paid interest at a fixed rate of 3.73% on the notional amount and received interest based on one month LIBOR on the same amount. This contract had been treated as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of accumulated other comprehensive income. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged transaction affects earnings. During 2005, the swap matured, and the Company recognized the remaining $493 in other comprehensive loss on this hedge instrument. At December 31, 2005 and 2004, the aggregate accumulated other comprehensive loss on this hedge instrument was none and $493, respectively.

In October 2002, the Company entered into a synthetic three-year amortizing interest-rate swap (using Eurodollar Futures contracts) with an initial notional balance of approximately $81,000 to mitigate its exposure to rising interest rates on a portion of its variable rate non-recourse securitization financing, which finance a like amount of fixed rate assets. This contract was accounted for as a cash flow hedge with gains and losses associated with the change in the value of the hedge being reported as a component of accumulated other comprehensive income. Amounts in accumulated other comprehensive income are reclassified into earnings in the same period during which the hedged transaction affects earnings. During 2004, the Company determined that this hedge instrument ceased to be effective due to a significant deterioration in the correlation between the synthetic interest rate swap cash flow hedge and the financing being hedged, as measured by the correlation between the three-month Eurodollar futures and one-month LIBOR. Accordingly, the Company discontinued hedge accounting in 2004 and reflected subsequent changes in the market value of the hedge instrument in its statement of operations as other income (expense). The unrealized loss included in other comprehensive income at the time the Company discontinued hedge accounting in 2004 was amortized over the remaining term of the hedge exposure. During 2005, the Company matched out of the position and recognized $116 in other comprehensive loss. At December 31, 2005 and 2004, the aggregate accumulated other comprehensive loss on this hedge instrument was none and $116, respectively.

NOTE 12 - INCOME (LOSS) PER SHARE

The following table reconciles the numerator and denominator for both the basic and diluted EPS for the years ended December 31, 2005, 2004, and 2003.

	2005		2004		2003
	Income (loss)	Weighted-Average Number of Shares	Income (loss)	Weighted-Average Number of Shares	Income (loss)	Weighted-Average Number of Shares

Net income (loss)	$9,585		$(3,375)		$(21,107)
Preferred stock (charge) benefit	(5,347)		(1,819)		6,847
Net income (loss) available to common shareholders	$4,238	$12,163,062	$(5,194)	$11,272,259	$(14,260)	$10,873,903

Net loss per share:
Basic and diluted EPS		$0.35		$(0.46)		$(1.31)

Dividends and potentially anti-dilutive common shares assuming conversion of preferred stock:		Shares		Shares		Shares
Series A	$–	–	$337	$94,403	$1,252	$287,083
Series B	–	–	537	131,621	1,745	399,903
Series C	–	–	666	130,990	2,170	398,912
Series D	5,347	5,628,737	3,936	3,491,047	–	–
Expense and incremental shares of stock appreciation rights	–	64	–	21,045	–	20,164

	$5,347	$5,628,801	$5,476	$3,869,106	$5,476	$1,106,062

NOTE 13 - PREFERRED AND COMMON STOCK

The following table presents a summary of Dynex’s issued and outstanding preferred stock:

	Issue Price	Dividends Paid Per Share
Cumulative Convertible Preferred Stock	Per share	2005	2004	2003
Series A 9.75% (“Series A”)	$24.00	$-	$-	$0.8775
Series B 9.55% (“Series B”)	$24.50	$-	$-	$0.8775
Series C 9.73% (“Series C”)	$30.00	$-	$-	$1.0950
Series D 9.50% (“Series D”)	$10.00	$0.9500	$0.6993	$-

In 2004, the Company completed a recapitalization plan whereby the Company converted the Series A, Series B, and Series C preferred stock into a new Series D preferred stock and common stock. As part of the recapitalization plan, the Company also exchanged 9.50% Senior Notes due 2007 for Series A, Series B and Series C preferred stock. The remaining shares of Series A, Series B and Series C preferred stock were converted into 5,628,737 shares of Series D preferred stock and 1,288,488 shares of common stock. The Series D preferred stock had an issue price of $10 per share and pays $0.95 per year in dividends. All prior dividends-in-arrears on the Series A, Series B and Series C preferred stock were extinguished.

Dynex is authorized to issue up to 50,000,000 shares of preferred stock. For all series issued, dividends are cumulative from the date of issue and are payable quarterly in arrears. The dividends are equal, per share, to the greater of (i) the per quarter base rate of $0.2375 for Series D, or (ii)  the quarterly dividend declared on Dynex’s common stock. One share of Series D preferred stock is convertible at any time at the option of the holder into one share of common stock. The series is redeemable by Dynex at any time, in whole or in part, (i) at a rate of one share of preferred stock for one share of common stock, plus accrued and unpaid dividends, provided that for 20 trading days within any period of 30 consecutive trading days, the closing price of the common stock equals or exceeds the issue price, or (ii) for cash at the issue price, plus any accrued and unpaid dividends.

In the event of liquidation, the holders of this series of preferred stock will be entitled to receive out of the assets of Dynex, prior to any such distribution to the common shareholders, the issue price per share in cash, plus any accrued and unpaid dividends. For purposes of determining net income (loss) to common shareholders used in the calculation of earnings (loss) per share, preferred stock charge includes the current period dividend accrual amount for the Preferred Stock outstanding for the years ended December 31, 2005, 2004 and 2003 of $5,347, $3,936, and $5,167, respectively. As of December 31, 2005, 2004, and 2003, the total amount of dividends-in-arrears was none, none, and $18,466, respectively. If Dynex fails to pay dividends for two quarterly dividend periods or if Dynex fails to maintain consolidated shareholders’ equity of at least 200% of the aggregate issue price of the Series D preferred stock, then these shares automatically convert into a new series of 9.50% senior notes.

The following table presents the changes in the number of preferred and common shares outstanding:

	Preferred Shares					Common
	Series A	Series B	Series C	Series D	Total	Shares
January 1, 2003	992,038	1,378,707	1,383,532	-	3,754,277	10,873,903
Tender offer	(498,443)	(690,518)	(698,639)	-	(1,887,600)	-
December 31, 2003	493,595	688,189	684,893	-	1,866,677	10,873,903
Recapitalization	(493,595)	(688,189)	(684,893)	5,628,737	3,762,060	1,288,488
December 31, 2004	-	-	-	5,628,737	5,628,737	12,162,391
Grant	-	-	-	-	-	1,000
December 31, 2005	-	-	-	5,628,737	5,628,737	12,163,391

On January 9, 2006, the Company paid approximately $14,105 to redeem 1,407,198 shares of its Series D Preferred Stock. After the redemption, there were 4,221,539 shares of Series D Preferred Stock outstanding. The Company also announced a common stock repurchase program under which it may repurchase up to one million shares of its common stock.

NOTE 14 - IMPAIRMENT CHARGES

Impairment charges for 2005, 2004, and 2003 are summarized below. Impairment charges include other-than-temporary impairment of debt securities arising from credit losses on securities backed by manufactured housing loans, declining valuations on delinquent property tax receivable securities, and valuation adjustments for related real estate owned. These impairments arose from revised projections of collections on the delinquent property tax receivable portfolio, as discussed in Note 5, and lower expected recoveries on real estate owned.

	2005	2004	2003
Debt securities, manufactured housing	$-	$9,072	$5,494
Debt securities, delinquent property tax receivables	1,673	4,891	10,364
Other	801	793	497
Total impairments	$2,474	$14,756	$16,355

NOTE 15 - EMPLOYEE BENEFITS

Stock Incentive Plan

Pursuant to Dynex’s 2004 Stock Incentive Plan, as approved by the shareholders at Dynex’s 2005 annual shareholders’ meeting (the “Stock Incentive Plan”), Dynex may grant to eligible officers, directors and employees stock options, stock appreciation rights (“SARs”) and restricted stock awards. An aggregate of 1,500,000 shares of common stock is available for distribution pursuant to the Employee Incentive Plan. Dynex may also grant dividend equivalent rights (“DERs”) in connection with the grant of options or SARs.

On January 2, 2005, Dynex granted 126,297 stock appreciation rights (SAR) to certain of its employees and officers under the Stock Incentive Plan. The SARs vest over the next four years in equal annual installments, expire on December 31, 2011 and have an exercise price of $7.81 per share, which was the market price of the stock on the grant date.

On June 17, 2005, Dynex granted options to acquire an aggregate of 40,000 shares of common stock to the members of its Board of Directors under the Stock Incentive Plan. The options have an exercise price of $8.46 per share, which represents 110% of the closing stock price on the grant date, expire on June 17, 2010 and were fully vested when granted.

Dynex incurred expense of none, $13 and $38 for SARs and options related to the Stock Incentive Plan during 2005, 2004 and 2003, respectively.

The following table presents a summary of the SAR activity for the Stock Incentive Plan:

	Year ended December 31,
	2005		2004		2003
	Number Of Shares	Weighted- Average Exercise Price	Number Of Shares	Weighted- Average Exercise Price	Number Of Shares	Weighted- Average Exercise Price
SARs outstanding at beginning of year	-	$-	30,000	$2.00	30,000	$2.00
SARs granted	126,297	7.81	-	-	-	-
SARs forfeited or redeemed	-	-	-	-	-	-
SARs exercised	-	-	30,000	2.00	-	-
SARs outstanding at end of year	126,297	7.81	-	-	30,000	2.00
SARs vested and exercisable	31,574	$7.81	-	$-	30,000	$2.00

The following table presents a summary of the option activity for the Stock Incentive Plan:

	Year ended December 31,
	2005		2004		2003
	Number Of Shares	Weighted- Average Exercise Price	Number Of Shares	Weighted- Average Exercise Price	Number Of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of year	-	$-	-	-	-	-
Options granted	40,000	8.46	-	-	-	-
Options forfeited or redeemed	-	-	-	-	-	-
Options exercised	-	-	-	-	-	-
Options outstanding at end of year	40,000	8.46	-	-	-	-
Options vested and exercisable	40,000	$8.46	-	-	-	-

Employee Savings Plan

Dynex provides an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Employee Savings Plan allows eligible employees to defer up to 25% of their income on a pretax basis. Dynex matches the employees’ contribution, up to 6% of the employees’ eligible compensation. Dynex may also make discretionary contributions based on the profitability of Dynex. The total expense related to Dynex’s matching and discretionary contributions in 2005, 2004, and 2003 was $94, $122 and $136, respectively. Dynex does not provide post employment or post retirement benefits to its employees.

401(k) Overflow Plan

During 1997, Dynex adopted a non-qualifying overflow plan which covers employees who have contributed to the Employee Savings Plan the maximum amount allowed under the Internal Revenue Code. The excess contributions are made to the overflow plan on an after-tax basis. However, Dynex partially reimburses employees for the effect of the contributions being made on an after-tax basis. Dynex matches the employee’s contribution up to 6% of the employee’s eligible compensation. There was no reimbursement expense in 2005, 2004 or 2003.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Dynex makes various representations and warranties relating to the sale or securitization of loans. To the extent Dynex were to breach any of these representations or warranties, and such breach could not be cured within the allowable time period, Dynex would be required to repurchase such loans, and could incur losses. In the opinion of management, no material losses are expected to result from any such representations and warranties and, therefore, have not been accrued for as a liability.

As of December 31, 2005, Dynex is obligated under non-cancelable operating leases with expiration dates through 2008. Rent and lease expense under those leases was $186, $473, and $489, respectively in 2005, 2004, and 2003. The future minimum lease payments under these non-cancelable leases are as follows:

Years Ending December 31,
2006	$146
2007	149
2008	63
2009	-
2010 and thereafter	-
Total	$358

NOTE 17 - LITIGATION

The Company and its subsidiaries may be involved in certain litigation matters arising in the ordinary course of business. Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of these matters will not have a material adverse effect on its financial position or results of operations. Information on litigation arising out of the ordinary course of business is described below.

Dynex Capital, Inc. , and one of our subsidiaries, GLS Capital, Inc. (“GLS”), together with the County of Allegheny, Pennsylvania (“Allegheny County”), are defendants in a lawsuit in the Court of Common Pleas, in Allegheny County, Pennsylvania. Plaintiffs are two local businesses seeking status to represent as a class, delinquent taxpayers in Allegheny County whose delinquent tax liens had been purchased by, and subsequently assigned to, GLS. This lawsuit relates to the purchase by GLS of delinquent property tax receivables from Allegheny County in 1997, 1998, and 1999, and subsequent collection of certain amounts related to the property tax receivables purchased. The suit was initially filed in 1997, and challenges GLS’ right to charge certain attorney fees, costs and expenses, and interest in the collection of delinquent property tax receivables owned by GLS. During 2005, the Court held hearings in this matter, and has not yet ruled on whether it will grant class action status in the litigation.  Plaintiffs have not enumerated its damages in this matter.  GLS believes the claims are without merit and intends to vigorously defend itself in this matter. The Company believes that the ultimate outcome of this litigation will not have a material impact on its financial condition, but may have a material impact on reported results for the particular period presented.

Dynex Capital, Inc. and Dynex Commercial, Inc. (“DCI”), formerly an affiliate and now known as DCI Commercial, Inc., are appellees (or “respondents”) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al  (collectively, “BCM” or “the Plaintiffs”) versus Dynex Commercial, Inc. et al.  The appeal seeks to overturn a judgment in favor of the Company and DCI which denied recovery to Plaintiffs, as discussed further below, and to have a judgment entered in favor of Plaintiffs based on a jury award for damages against the Company of $0.3 million, and against DCI for $2.2 million or $25.6 million, all of which was set aside by the trial court.  In the alternative, Plaintiffs are seeking a new trial. The appeal relates to a suit filed against us and DCI in 1999, alleging, among other things, that DCI and we failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by Dynex; that DCI breached an alleged $160 million “master” loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9 million. The original trial commenced in January 2004, and, in February 2004, the jury in the case rendered a verdict in favor of one of the Plaintiffs and against the Company on the alleged breach of the loan agreements for tenant improvements and awarded that Plaintiff damages in the amount of $0.25 million. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively. The jury found in favor of DCI on the alleged $9 million loan commitment, but did not find in favor of DCI for counterclaims made against BCM. The jury also awarded the Plaintiffs attorneys’ fees in the amount of $2.1 million. After considering post-trial motions, the presiding judge entered judgment in favor of the Company and DCI, effectively overturning the verdicts of the jury and dismissing damages awarded by the jury. DCI is a former affiliate of the Company, and the Company believes that it will have no obligation for amounts, if any, awarded to the Plaintiffs as a result of the actions of DCI. The Court of Appeals has scheduled an oral argument on the matter for April 18, 2006.

On February 11, 2005, a putative class action complaint alleging violations of the federal securities laws and various state common law claims was filed against Dynex Capital, Inc., our subsidiary MERIT Securities Corporation, Stephen J. Benedetti, the Company's Executive Vice President, and Thomas H. Potts, the Company's former President and a former Director, in United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund ("Teamsters").  The lawsuit purported to be a class action on behalf of purchasers of MERIT Series 13 securitization financing bonds, which are collateralized by manufactured housing loans.  On May 31, 2005, the Teamsters filed an amended class action complaint.  The amended complaint dropped all state common law claims but added federal securities claims related to the MERIT Series 12 securitization financing bonds.  In February 2006, based on a motion to dismiss filed by the Company, the District Court dismissed Messrs. Benedetti and Potts from the suit, but did not dismiss the claims against us or MERIT.  The Company has evaluated the allegations and believes them to be without merit and intends to vigorously defend itself against them.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on its consolidated balance sheet but could materially affect its consolidated results of operations in a given year.

NOTE 18 - SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

	Years ended December 31,
	2005	2004	2003
Cash paid for interest	$61,824	$96,473	$107,737

Supplemental disclosure of non-cash activities:
9.75% senior unsecured notes due April 2007 issued in connection with recapitalization plan	-	823	-
9.50% senior unsecured notes due February 2005 issued in connection with Preferred Stock tender offer	-	-	32,079

NOTE 19 - RELATED PARTY TRANSACTIONS

Dynex and Dynex Commercial, Inc., now known as DCI Commercial, Inc (“DCI”) have been jointly named in litigation regarding the activities of DCI while it was an operating subsidiary of an affiliate of Dynex. Dynex and DCI entered into a Litigation Cost Sharing Agreement whereby the parties set forth how the costs of defending against litigation would be shared, and whereby Dynex agreed to fund all costs of such litigation, including DCI’s portion. DCI’s cumulative portion of costs associated with litigation and funded by Dynex is $3,276 and is secured by the proceeds of any counterclaims that DCI may receive in the litigation. DCI costs funded by Dynex are considered loans, and bear simple interest at the rate of Prime plus 8.0% per annum. At December 31, 2005, the total amount due Dynex under the Litigation Cost Sharing Agreement, including interest, was $4,624, which has been fully reserved by Dynex. DCI is currently wholly owned by ICD Holding, Inc. An executive of Dynex is the sole shareholder of ICD Holding.

NOTE 20 - NON-CONSOLIDATED AFFILIATES

The following tables summarize the financial condition and result of operations of all entities for which Dynex accounts for by use of the equity method.

Condensed Statement of Operations
	2005	2004	2003
Total revenues	$2,538	$2,537	$2,537
Total expenses	1,729	1,831	1,948
Net income	809	706	589

Condensed Balance Sheet
	2005	2004
Total assets	$16,103	$16,587
Total expenses	12,240	13,533
Total equity	3,863	3,054

Dynex has a 99% limited partnership interest in a partnership that owns a commercial office building located in St. Paul, Minnesota. The building is leased pursuant to a triple-net master lease to a single-tenant and the second mortgage lender has a bargain purchase option to purchase the building in 2007. Rental income derived from the master lease for the term of the lease exactly covers the operating cash requirements on the building, including the payment of debt service. Dynex accounts for the partnership using the cost method. The partnership had net income of $809, $706 and $589 for the years ended December 31, 2005, 2004 and 2003, respectively. Due to the bargain purchase option, any increase in basis of the investment due to the accrual of its share of earnings of the partnership is immediately reduced by a charge of a like amount to the same account, given the probability of exercise of the option by the second mortgage lender. Dynex’s investment in this partnership amounted to $11 at December 31, 2005, 2004 and 2003.

Dynex owns a 1% limited partnership interest in a partnership that owns a low income housing tax credit multifamily housing property located in Texas. In May 2001, Dynex sold a 98% limited partnership interest in a partnership to a former director for a purchase price of $198, which was equal to its estimated fair value. By reason of the former director’s investment in the partnership, Dynex has guaranteed to the director the use of the low-income housing tax credits associated with the property, proportionate to his investment, that are reported annually to the Internal Revenue Service. During 2005, Dynex loaned the partnership $107. These advances bear interest at a rate of 7.50% and are due on demand. Dynex, through a subsidiary has made a first mortgage loan to the partnership secured by the property, with a current unpaid principal balance of $1,717. As Dynex does not have control or exercise significant influence over the operations of this partnership, its investment and total advances of $355 at December 31, 2005 are accounted for using the cost method.

NOTE 21 - SUMMARY OF FOURTH QUARTER RESULTS (UNAUDITED)

The following table summarizes selected information for the quarter ended December 31, 2005:

Fourth Quarter, 2005
Operating results:
Net interest income	$2,086
Provisions for losses	(1,233)
Net interest income after provision for losses	853
Impairment charges	(1,300)
Loss on sale of investments	(193)
Net income	955
Net loss to common shareholders	(382)
Basic and diluted loss per common share	$(0.03)

During the three-months ended December 31, 2005, Dynex recognized a loss of $213 associated with the sale of equity securities owned by Dynex. Dynex recognized impairment charges of $215 on its investment in the limited partnership interest discussed in Note 20.

EXHIBIT INDEX

Number	Exhibit
21.1	List of consolidated entities of Dynex (filed herewith)
23.1	Consent of BDO Seidman, LLP (filed herewith)
23.2	Consent of Deloitte & Touche, LLP (filed herewith)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).