Form 10-K/A
period 2005-12-31
DYNEX CAPITAL INC
filed 2006-05-01
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)
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
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

DYNEX CAPITAL, INC.
2005 FORM 10-K/A ANNUAL REPORT

i

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The following information sets forth as of April 21, 2006, the names, ages, principal occupations and business experience for the Company’s directors. Unless otherwise indicated, the business experience and principal occupations shown for each director has extended five or more years.

Thomas B. Akin (54), has been a director of the Company since May 2003, and Chairman since May 30, 2003. He has served as the managing general partner of Talkot Capital, LLC located in Sausalito, California since 1995. Talkot Capital is the general partner for various limited partnerships investing in both private and public companies.1  From 1981 to 1994, Mr. Akin worked for Merrill Lynch Institutional Services as regional director for both the San Francisco and Los Angeles areas, followed by managing director of the Western United States. Prior to Merrill Lynch, Mr. Akin was an employee of Salomon Brothers from 1978 to 1981. He is currently on the board of directors of Acacia Research Inc., Combi Matrix, and Advance Data Exchange. Mr. Akin holds a B.A. from the University of California at Santa Cruz, and an MBA in finance from the UCLA Anderson School of Management.

J. Sidney Davenport (64), has been a director of the Company since its organization in December 1987. Mr. Davenport is retired from The Ryland Group, Inc., a publicly owned corporation engaged in residential housing construction and mortgage-related financial services, where he was a Vice President from March 1981 to January 1998. Mr. Davenport was Executive Vice President of Ryland Mortgage Company from April 1992 to January 1998. Mr. Davenport served as a director of Mentor Income Fund, Inc., a publicly traded closed-end mutual fund, from June 1992 to August 1993.

Leon A. Felman (71), has been a director of the Company since November 2000. Mr. Felman was a director of Allegiant Bancorp, Inc., a St. Louis, Missouri based bank holding company, from 1992 to 2004, and of Allegiant Bank & Trust Company, Inc., from 2001 to 2004. Allegiant Bancorp was sold in 2004 and Mr. Felman no longer serves on either board. Mr. Felman also served on the Audit Committee and the Real Estate Committee and chaired both the Nominating & Corporate Governance Committee and the Ethics Committee while on the Board of Allegiant Bancorp. From 1968 to 1999, Mr. Felman was the President and Chief Executive Officer of Sage Systems, Inc., which operated twenty-eight Arby’s restaurants in the St. Louis, Missouri metropolitan area. Mr. Felman currently serves as the trustee and investing authority for the Leon A. Felman Family Trust.  In June 2004, Mr. Felman was appointed to the Board of Directors of Pulaski Financial Corporation. He is presently Chairman of the Nominating & Corporate Governance Committee, a member of the Audit Committee, a member of the Loan Committee, and a member of the Real Estate Committee of Pulaski Financial Corporation. Additionally, Mr. Felman serves as a member of the Chancellor’s Council for the University of Missouri-St. Louis and on the Board of Directors of the Barnes-Jewish Hospital Foundation. Mr. Felman has been a private investor in financial institutions since 1980. Mr. Felman graduated from Carnegie Institute of Technology with a B.S. in Industrial Administration.

Barry Igdaloff (51), has been a director of the Company since November 2000. Mr. Igdaloff has been a registered investment advisor and the sole proprietor of Rose Capital, Inc. in Columbus, Ohio, since 1995. Mr. Igdaloff graduated from Indiana University in 1976 with a B.S.B. in Accounting and from The Ohio State University in 1978, with a Juris Doctorate degree. Mr. Igdaloff is a non-practicing certified public accountant and a non-practicing attorney.

Daniel K. Osborne (41), has been a director of the Company since 2005. Mr. Osborne has been Managing Member of Vantage Pointe Capital, LLC, an investment advisory firm that serves as the general partner of Vantage Pointe Capital Partners LP, since February 2003. Prior to founding Vantage Pointe Capital, LLC in 2003, Mr. Osborne was a private investor and co-founder of Apex Mortgage Capital, Inc. He was the company’s Chief Operating Officer and Chief Financial Officer from September 1997 to September 2001. Mr. Osborne was also a Managing Director of Trust Company of The West from July 1994 to December 2001. Mr. Osborne began his career with Deloitte & Touche, LLP. He holds a B.S. degree in accounting from Arizona State University.

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

Eric P. Von der Porten (48), has been a director of the Company since May 2002. Since 1997, Mr. Von der Porten has served as the managing member of Leeward Investments, LLC, the general partner of Leeward Capital, L.P. Mr. Von der Porten earned an A.B. from the University of Chicago and an M.B.A. from the Stanford Graduate School of Business.

Executive Officer

The executive officer of the Company and his position is as follows:

Name	Age	Positions Held
Stephen J. Benedetti	43	Executive Vice President, Chief Operating Officer , Secretary and Treasurer

The executive officer serves at the discretion of the Company’s Board of Directors. Biographical information regarding Mr. Benedetti is set forth below.

Stephen J. Benedetti has served as Executive Vice President, Chief Operating Officer since November 2005. Prior to serving as Chief Operating Officer, Mr. Benedetti served as Executive Vice President, Chief Financial Officer from September 2001 to November 2005. As Executive Vice President, Mr. Benedetti serves as the principal executive officer of the Company. From October 1997 until August 2001, Mr. Benedetti served as Vice President and Treasurer of the Company; and from September 1994 until December 1998, he served as Vice President and Controller. From March 1992 until September 1994, he served as Director of Accounting and Financial Reporting for National Housing Partnerships, a national multifamily housing investor and property management company. Mr. Benedetti also served as audit manager for Deloitte & Touche from 1985 to 1992, where he provided audit and consulting services to various clients primarily in the financial services and real estate industries. Mr. Benedetti is a Certified Public Accountant.

Audit Committee

The members of the Audit Committee are Messrs. Von der Porten (Chairman), Felman, Igdaloff and Osborne, all of whom the Board in its business judgment has determined are independent as defined by regulations of the Securities and Exchange Commission and the New York Stock Exchange listing standards. The Board of Directors also has determined that all of the Committee members are financially literate as defined by the New York Stock Exchange listing standards and that Mr. Igdaloff qualifies as an audit committee financial expert as defined by regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and any persons who own more than 10% of the outstanding shares of Common Stock or Series D Preferred Stock, to file with the Securities and Exchange Commission (“SEC”) reports of ownership and changes in ownership of Common Stock and Series D Preferred Stock. Directors and executive officers are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports that they file.  Based solely on review of the copies of such reports furnished to the Company or written representation that no other reports were required, the Company believes that, during the 2005 year, all filing requirements applicable to its officers and directors were complied with, except for the following: Mr. Osborne inadvertently filed late his initial statement of beneficial ownership on Form 3, Mr. Benedetti inadvertently filed late a Form 4 that reported the grant of stock appreciation rights in January 2005, and each of Messrs. Akin, Davenport, Felman, Igdaloff, Osborne and Von der Porten inadvertently filed late a Form 4 that reported the grant of stock options in June 2005.

Code of Ethics

The Board of Directors has approved a Code of Business Conduct and Ethics (the “Code”) for directors, officers and employees of the Company and each of its subsidiaries, including the Company’s chief executive officer (or, in his absence, the principal executive officer) and principal financial officers. The Code addresses such topics as compliance with applicable laws, conflicts of interest, use and protection of Company assets, confidentiality, dealings with the press and communications with the public, accounting and financial reporting matters, fair dealing, discrimination and harassment and health and safety. It is available on the Company’s web page at www.dynexcapital.com. A printed copy of the Code is available to any shareholder upon written request to the Secretary of the Company at the following address:

DYNEX CAPITAL, INC.
4551 Cox Road, Suite 300
Glen Allen, Virginia 23060
(804) 217-5800

Item 11. Executive Compensation

Executive Compensation

The Summary Compensation Table below includes individual compensation information for 2005, 2004 and 2003 on the most highly compensated executive officer whose salary and bonus exceeded $100,000 (the “Named Officer”).

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	SARs	All Other Compensation ($)(2)

Stephen J. Benedetti Executive Vice President, Chief Operating Officer, Secretary and Treasurer	2005 2004 2003	200,000 189,600 183,960	105,000 128,000 102,000	(1) (1) (1)	60,000 - -	14,180 13,160 12,160

(1) All benefits in the form of perquisites and other personal benefits, securities or property did not exceed the lesser of either $50,000 or 10% of annual salary and bonus.

(2) Amount for 2005, 2004, and 2003 consisted of matching contributions to the Company’s 401(k) Plan in the amount of $14,000, $13,000, $12,000, respectively, and Group Term Life Insurance in the amount of $180, $160, and $160, respectively.

Stock Appreciation Rights

The table below presents information with respect to grants of Stock Appreciation Rights (SARs) to the Named Officer in 2005.

SAR Grants in Last Fiscal Year
	Number of SARS	Percent of Total SARs Granted to Employees in 2005	Exercise or Base Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Term
Name	Granted	(%)	($/Share)	Date	5% ($)	10% ($)
Stephen J. Benedetti	60,000	48	7.81	12-31-2011	86,400	265,200

The table below presents information with respect to the total number of Stock Appreciation Rights (SARs) exercised by the Named Officer in 2005 and held by the Named Officer at December 31, 2005.

Aggregated SAR Exercises in Last Fiscal Year
and Fiscal Year-End SAR Value Table

			Number of Unexercised SARs at 12-31-05		Value of Unexercised In-the-Money SARS at 12-31-05
Name	Number of SARs	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Stephen J. Benedetti	60,000	$ -	-	60,000	$-	$103,721

Employment Agreements

The Company and Mr. Benedetti are parties to a Severance Agreement that is effective as of June 11, 2004 and that will stay in effect for the duration of Mr. Benedetti’s employment with the Company. The severance agreement provides generally that a lump sum payment will be made to Mr. Benedetti under certain circumstances upon his termination of employment with the Company. Such circumstances include the termination of employment by Mr. Benedetti for “good reason” (as defined in the agreement), such as the occurrence of a change in control of the Company, or the termination of his employment by the Company without “cause” (as defined in the agreement). In such events, Mr. Benedetti will have the right to receive a lump sum payment equal to the sum of (i) Mr. Benedetti’s base salary and bonus that has accrued but has not been paid, (ii) the equivalent of Mr. Benedetti’s annual base salary of one year for every fifty months that Mr. Benedetti has been employed by the Company prorated for any period of less than fifty months and (iii) any other amounts or benefits Mr. Benedetti is entitled to receive under any plan, program, policy or practice or contract or agreement of the Company. Mr. Benedetti also will become fully vested in any options, stock appreciation rights or other forms of incentive stock compensation granted to Mr. Benedetti under the 2004 Stock Incentive Plan if he terminates his employment for good reason or if he is terminated without cause. If a termination under the severance agreement had occurred as of April 24, 2006, the payments due to Mr. Benedetti would have been approximately $630,000.

Directors’ Compensation

Each director receives an annual fee of $25,000, plus $1,000 for each meeting of the Board of Directors and Audit Committee he attends and $750 for each meeting of all other committees he attends. The Chairman of the Board receives an additional annual fee of $15,000, so long as he is not an employee of the Company, and the Chairman of the Audit Committee receives an additional fee of $3,000.

Directors are reimbursed expenses related to their attendance at Board of Director or committee meetings.

In addition, the directors receive annually a grant of stock options for 5,000 shares of common stock, under the Company’s 2004 Stock Incentive Plan. The stock options will be fully-vested at the grant date, will have a five-year term and will be granted at a strike price at 10% above the market price on the date of grant. The grant date will be the first Friday following each year’s Annual Meeting of Shareholders.

Compensation Committee Interlocks and Insider Participation

During 2005, no interlocking relationship existed between any member of the Compensation Committee and the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of each of shares of Common Stock and shares of Series D Preferred Stock as of April 26, 2006, by: (a) each director of the Company, (b) the Named Officer (c) all directors and the executive officer of the Company as a group, and (d) all other shareholders known by the Company to be beneficial owners of more than 5% of the outstanding shares of any class of the Company’s stock.

	Common Stock		Series D Preferred Stock
Name	Shares (1)	Percentage (2)	Shares	Percentage (3)
Thomas B. Akin (4) 4551 Cox Road, Suite 300 Glen Allen, Virginia 23060	1,777,770	13.95%	576,645	13.66%
Stephen J. Benedetti	21,163	*	--	--
J. Sidney Davenport	25,356	*	--	--
Leon A. Felman (5)	147,190	1.20%	67,086	1.59%
Barry Igdaloff (6) 4551 Cox Road, Suite 300 Glen Allen, Virginia 23060	556,671	4.43%	415,118	9.82%
Daniel K. Osborne (7)	16,869	*	5,008	*
Eric P. Von der Porten (8)	165,621	1.36%	11,813	*

All directors and executive officers as a group (7 persons)	2,710,591	20.47%	1,075,670	25.48%

Rockwood Partners, L.P. (9) Rockwood Asset Management, Inc. Demeter Asset Management, Inc. Jay Buck 35 Mason Street Greenwich, Connecticut 06830	967,805	7.86%	141,983	3.36%
Wellington Management Company, LLP (10) 75 State Street Boston, Massachusetts 02109	671,500	5.52%	--	--
_______________
* Percentage of ownership is less than one percent of the outstanding shares of the applicable class.

(1) All amounts include both shares of Common Stock and shares of Series D Preferred Stock, which are convertible into shares of Common Stock at the option of its holder.
(2) Each percentage is based on 12,163,391 shares of Common Stock issued and outstanding and is calculated based on the assumption that the beneficial owner has converted all shares of Series D Preferred Stock into shares of Common Stock.

(3) Each Percentage is based on 4,221,539 shares of Series D Preferred Stock issued and outstanding.
(4) Amount includes 602,038 shares of Common Stock and 350,064 shares of Series D Preferred Stock owned by Talkot Crossover Fund, L.P., of which Mr. Akin is the managing general partner.
(5) Amount reflects 6,589 shares of Common Stock and 10,848 shares of Series D Preferred Stock owned by the Leon A. Felman IRA Rollover, 43,447 shares of Common Stock and 30,826 shares of Series D Preferred Stock owned by the Homebaker Brand Profit Sharing Plan, 7,537 shares of Common Stock and 9,614 shares of Series D Preferred Stock owned by the Leon A. Felman Keogh Profit Sharing Plan, 19,778 shares of Common Stock and 11,840 shares of Series D Preferred Stock owned by the Leon A. Felman Family Trust, 2,120 shares of Common Stock and 2,555 shares of Series D Preferred Stock owned by HLF Corporation, 278 shares of Common Stock and 626 shares of Series D Preferred Stock owned by the Harriet Felman IRA and 355 shares of Common Stock and 777 shares of Series D Preferred Stock owned by the Leon A. Felman IRA.
(6) Amount includes 77,663 shares of Common Stock and 205,802 shares of Series D Preferred Stock owned by clients of Rose Capital, Inc., of which Mr. Igdaloff is the sole proprietor. Mr. Igdaloff shares the power to vote and dispose of such shares.
(7) Amount reflects 11,322 shares of Common Stock and 4,225 shares of Series D Preferred Stock owned by Vantage Pointe Capital Partners LP, of which Mr. Osborne is the managing member of its general partner, and 539 shares of Common Stock and 783 shares of Series D Preferred Stock held in Mr. Osborne’s spouse’s IRA account.
(8) Amount reflects 153,808 shares of Common Stock and 11,813 shares of Series D Preferred Stock owned by Leeward Capital, L.P. Mr. Von der Porten is the managing member of Leeward Investments, LLC, which is the general partner of Leeward Capital, L.P.
(9) Based on a Company inquiry, as of December 31, 2005 each of Rockwood Partners, L.P., Rockwood Asset Man-age-ment, Inc., Demeter Asset Management, Inc. and Jay Buck has shared power to vote and dispose of 778,367 shares of Common Stock and 189,438 shares of Series D Preferred Stock. Rockwood Asset Management, Inc. is the general partner of Rockwood Partners, L.P., an investment limited partnership that owns all of the shares reported. Demeter Asset Management, Inc. provides investment management services to Rockwood Partners, L.P., and Mr. Buck is the owner of both Rockwood Asset Management, Inc. and Demeter Asset Management, Inc.
(10) Wellington Management Company, LLP indicated on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2006 that, in its capacity as investment adviser, it may be deemed to beneficially own shares of Common Stock held of record by its clients.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005, with respect to the Company’s equity compensation plans, under which shares of Common Stock are authorized for issuance.

Equity Compensation Plan Information

Plan Categoty	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)

Equity Compensation Plans Approved by Shareholders:
2004 Stock Incentive Plan	166,297(1)	$7.97	1,333,703
Equity Compensation Plans Not Approved by Shareholders(2)	-	-	-

Total	166,297	$7.97	1,333,703

(1) Amount includes all SAR awards to employees and Stock Option Awards to Directors.
(2) The Company does not have any equity compensation plans that have not been approved by shareholders.

Item 13. Certain Relationships and Related Transactions

The Company and Dynex Commercial, Inc., now known as DCI Commercial, Inc. (“DCI”), have been jointly named in litigation regarding the activities of DCI while it was an operating subsidiary of a previous affiliate of the Company, Dynex Holding, Inc. The Company and DCI entered into a Litigation Cost Sharing Agreement whereby the parties set forth how the costs of defending against litigation would be shared, and whereby the Company agreed to fund all costs of such litigation, including DCI’s portion. DCI’s cumulative portion of costs associated with the litigation and funded by the Company is approximately $3.3 million and is secured by the proceeds of any counterclaims that DCI may receive in the litigation. DCI costs funded by the Company are considered loans and bear simple interest at the rate of Prime plus 8.0% per annum. At December 31, 2005, the total amount due the Company under the Litigation Cost Sharing Agreement, including interest, was approximately $4.6 million, which has been fully reserved by the Company. DCI is currently wholly-owned by ICD Holding, Inc. Stephen J. Benedetti is currently the sole shareholder of ICD Holding. For more information on this litigation, see “Item 3. Legal Proceedings” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 14. Principal Accountant Fees and Services

Fees of Independent Public Accountants

The following information is furnished with respect to fees billed for professional services rendered to the Company by BDO Seidman LLP, the Company’s independent registered public accounting firm since October 12, 2005, and Deloitte & Touche LLP, the Company’s independent registered public accounting firm prior to October 12, 2005, for the fiscal years ended December 31, 2005 and 2004, respectively.

	Fiscal Year Ended December 31,
	2005	2004
Audit Fees: (1)
BDO Seidman LLP	$186,790	$-
Deloitte & Touche LLP	142,190	294,755
Total Audit Fees	328,980	294,755

Audit-Related Fees: (2)
BDO Seidman LLP	7,700	-
Deloitte & Touche LLP	-	20,700
Total Audit-Related Fees	7,700	20,700

Tax Fees (3)	-	-

All Other Fees (4)
BDO Seidman LLP	16,400	-
Deloitte & Touche LLP	-	-
Total Audit-Related Fees	16,400	-

Total	$353,080	$315,455

(1)
Both 2005 and 2004 Audit Fees include: (i) the audit of the Company’s consolidated financial statements included in its annual report on Form 10-K and services attended to, or required by, statute or regulation; (ii) reviews of the interim consolidated financial statements included in the Company’s quarterly reports on Form 10-Q; (iii) comfort letters, consents and other services related to Securities and Exchange Commission (“SEC”) and other regulatory filings. Fees for 2005 for Deloitte & Touche LLP include fees incurred for the reviews on the quarterly reports on Form 10-Q for the first and second quarter of 2005. The Company expects to receive additional billings from BDO Seidman LLP related to the completion of its 2005 audit.

(2)
Audit-Related Fees represent professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and not reported under the heading “Audit Fees.” During 2005, these amounts include the professional services provided in connection with the audit of the Company’s 401(k) Plan. During 2004, these services included professional services rendered in connection with the Company’s recapitalization and the audit of its 401(k) Plan.

(3)	Tax Fees include tax compliance, tax planning, tax advisory and related services.
(4)	During 2005, BDO Seidman performed certain agreed upon procedures related to the Company’s master servicing responsibilities on certain securitization financing issuances.

Pre-Approval Policies and Procedures

All services not related to the annual audit and quarterly review of the Company’s financial statements, as described above, were pre-approved by the Audit Committee, which concluded that the provision of such services by the Company’s independent registered public accounting firm was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Charter provides for pre-approval of audit and permitted non-audit services. The Charter authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. The decisions of any Audit Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)
1. and 2. Financial Statements and Schedules
The information required by this section of Item 15 is set forth in the Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm beginning at page F-1 of Form 10-K filed on March 31, 2006. The index to the Financial Statements is set forth at page F-2 of Form 10-K filed on March 31, 2006.

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

3.6	Amendment to Articles of Incorporation, effective April 25, 1997. (Incorporated herein by reference to Dynex’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)
3.7	Amendment to Articles of Incorporation, effective June 17, 1998 (Incorporated herein by reference to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2004).
3.8	Amendment to Articles of Incorporation, effective August 2, 1999 (Incorporated herein by reference to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2004).
3.9	Amendment to Articles of Incorporation, effective May 19, 2004. (Incorporated herein by reference to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
3.10	Amendments to the Bylaws of Dynex. (Incorporated herein by reference to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended.)

Number	Exhibit
10.1	Dynex Capital, Inc. 2004 Stock Incentive Plan (Incorporated herein by reference to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2004).
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

21.1	List of consolidated entities of Dynex (filed with Form 10-K on March 31, 2006).
23.1	Consent of BDO Seidman, LLP (filed with Form 10-K on March 31, 2006).
23.2	Consent of Deloitte & Touche, LLP (filed with Form 10-K on March 31, 2006).
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with Form 10-K on March 31, 2006).
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with Form 10-K on March 31, 2006).

(b) Exhibits: See Item 15(a)(3) above.

(c) Financial Statement Schedules: None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.
(Registrant)

May 1, 2006	/s/ Stephen J. Benedetti
Stephen J. Benedetti, Executive Vice President,
Chief Operating Officer and Secretary