Form 10-Q
period 2006-03-31
DYNEX CAPITAL INC
filed 2006-05-15
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period March 31, 2006

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

(804) 217-5800 (Registrant‘s telephone number, including area code)

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
Yes ☐ No ☑

On February 28, 2006, the registrant had 12,163,391 shares outstanding of common stock, $.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)

	March 31,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$23,290	$45,235
Other assets	4,480	4,332
	27,770	49,567
Investments:
Securitized finance receivables, net	694,086	722,152
Securities	36,271	24,908
Other investments	3,829	4,067
Other loans	5,008	5,282
	739,194	756,409

	$766,964	$805,976

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Securitization financing:
Non-recourse securitization financing	$503,536	$516,578
Repurchase agreements secured by securitization financing	120,963	133,104
Repurchase agreements secured by securities	162	211
Other liabilities	6,637	6,749
	631,298	656,642

Commitments and Contingencies (Note 11)

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized,
9.5% Cumulative Convertible Series D,
4,221,539 and 5,628,737 shares issued and outstanding, respectively,
($43,218 and $57,624 aggregate liquidation
preference, respectively)	41,749	55,666
Common stock, par value $0.01 per share, 100,000,000 shares authorized,
12,143,091 and 12,163,391 shares issued outstanding, respectively	121	122
Additional paid-in capital	366,612	366,903
Accumulated other comprehensive income	504	140
Accumulated deficit	(273,320)	(273,497)
	135,666	149,334

	$766,964	$805,976

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(amounts in thousands except share data)

	Three Months Ended
	March 31,
	2006	2005

Interest income:
Securitized finance receivables	$13,886	$21,997
Securities	546	1,126
Other investments	227	672
Other loans	107	258
	14,766	24,053

Interest and related expenses:
Non-recourse securitization financing	10,988	19,101
Repurchase agreements	1,515	454
Other	(25)	41
	12,478	19,596

Net interest income	2,288	4,457
Recapture of (provision for) loan losses	119	(2,261)

Net interest income after provision for loan losses	2,407	2,196

Impairment charges	-	(87)
Gain on sale of investments, net	24	79
Other income	109	238
General and administrative expenses	(1,327)	(1,492)

Net income	1,213	934
Preferred stock charge	(1,036)	(1,337)

Net income (loss) to common shareholders	$177	$(403)

Change in net unrealized gain/(loss) on :
Investments classified as available-for-sale	364	(3,883)
Hedge instruments	-	383

Comprehensive income (loss)	$1,577	$(2,566)

Net income (loss) per common share:
Basic and diluted	$0.01	$(0.03)

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net income	$1,213	$934
Adjustments to reconcile net (loss) income to cash
provided by operating activities:
(Recapture of) provision for loan loss	(119)	2,261
Impairment charges	-	87
Gain on sale of investments	(24)	(79)
Amortization and depreciation	365	407
Net change in other assets and other liabilities	75	(721)
Net cash and cash equivalents provided by operating activities	1,510	2,889

Investing activities:
Principal payments received on investments	27,435	45,831
Purchase of securities and other investments	(16,168)	(92)
Payments received on securities, other investments and loans	5,883	12,624
Proceeds from sales of securities and other investments	104	5,168
Other	69	102
Net cash and cash equivalents provided by investing activities	17,323	63,633

Financing activities:
Principal payments on securitization financing	(13,009)	(46,072)
Repayment of purchase agreement borrowings	(12,190)	(11,101)
Retirement of common stock	(137)	-
Retirement of preferred stock	(14,072)	-
Dividends paid	(1,370)	(1,337)
Net cash and cash equivalents used for financing activities	(40,778)	(58,510)
Net (decrease) increase in cash and cash equivalents	(21,945)	8,012
Cash and cash equivalents at beginning of period	45,235	52,522
Cash and cash equivalents at end of period	$23,290	$60,534

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

March 31, 2006
(amounts in thousands except share and per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America, hereinafter referred to as “generally accepted accounting principles,” for complete financial statements. The condensed consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified real estate investment trust ("REIT") subsidiaries and taxable REIT subsidiary (together, “Dynex” or the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

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

In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

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

The Company uses estimates in establishing fair value for its financial instruments. Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value. Estimates of fair value for securities are based on market prices provided by certain dealers, when available. When market prices are not available, fair value estimates are determined by calculating the present value of the projected cash flows of the instruments using market-based assumptions such as estimated future interest rates and estimated market spreads to applicable indices for comparable securities, and using collateral based assumptions such as prepayment rates and credit loss assumptions based on the most recent performance and anticipated performance of the underlying collateral.

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

Certain amounts for 2005 have been reclassified to conform to the presentation adopted in 2006.

NOTE 2 — NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is presented on both a basic and diluted per common share basis. Diluted net income (loss) per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method and stock appreciation rights, to the extent that there are rights outstanding, using the treasury stock method, but only if these items are dilutive. The Series D preferred stock is convertible into one share of common stock for each share of preferred stock. The following table reconciles the numerator and denominator for both the basic and diluted net income (loss) per common share for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006		2005
	Income (loss)	Weighted-Average Number of Shares	Income (loss)	Weighted- Average Number of Shares

Net income	$1,213		$934
Preferred stock charge	(1,036)		(1,337)
Net income (loss) to common shareholders	$177	12,161,682	$(403)	12,162,391
Effect of dividends and additional shares of preferred stock	-	-	-	-
Diluted	$177	12,161,682	$(403)	12,162,391

Net income (loss) per share:
Basic and diluted		$0.01		$(0.03)

Reconciliation of shares not included in calculation of earnings per share due to anti-dilutive effect:
Dividends and assumed conversion of Series D preferred stock	$1,036	4,362,259	$1,337	5,628,737
Expense and incremental shares of stock appreciation rights and options	-	(93,589)	-	257
	$1,036	4,268,670	$1,337	5,628,994

NOTE 3 — SECURITIZED FINANCE RECEIVABLES

The following table summarizes the components of securitized finance receivables at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Collateral:
Commercial	$556,737	$570,199
Single-family	146,480	161,058
	703,217	731,257
Funds held by trustees, including funds held for defeasance	6,604	6,648
Accrued interest receivable	5,033	5,114
Unamortized discounts and premiums, net	(1,855)	(1,832)
Loans, at amortized cost	712,999	741,187
Allowance for loan losses	(18,913)	(19,035)
	$694,086	$722,152

The commercial securitized finance receivables are encumbered by non-recourse securitized financing. The non-recourse securitization financing bonds collateralized by the single-family loans were redeemed by the Company during 2005 and are held by the Company as of March 31, 2006. The redeemed bonds, which are eliminated from the condensed consolidated financial statements in consolidation, collateralize the repurchase agreement financing the redemption of these bonds. This repurchase agreement has been presented as securitization financing in the financial statements.

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

The Company reserves for probable estimated credit losses on loans in its investment portfolio. The following table summarizes the aggregate activity for the allowance for loan losses for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Allowance at beginning of period	$19,035	$28,014
(Recapture of) provision for loan losses	(119)	2,261
Charge-offs, net of recoveries	(3)	(2,594)
Allowance at end of period	$18,913	$27,681

The Company identified $51,673 and $54,558 of impaired commercial mortgage loans at March 31, 2006 and December 31, 2005, respectively. The decline is primarily due to improvements in the performance of the underlying real estate collateralizing the impaired loans. At March 31, 2006 and December 31, 2005, the Company had approximately $35,902 and $39,758 of commercial mortgage loans that were 60 or more days delinquent.

NOTE 5 — OTHER INVESTMENTS

The following table summarizes the Company’s other investments at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Delinquent property tax receivable securities	$3,010	$3,220
Real estate owned	819	847
	$3,829	$4,067

Delinquent property tax receivable securities includes an unrealized gain of $214 and $55 at March 31, 2006 and December 31, 2005, respectively. Real estate owned is acquired from foreclosures on delinquent property tax receivables. During the three months ended March 31, 2006 and March 31, 2005, the Company collected an aggregate of $609 and $876, respectively, on delinquent property tax receivables and securities, including net sales proceeds from related real estate owned.

NOTE 6 — SECURITIES

The following table summarizes the fair value of the Company’s securities classified as available-for-sale, at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Fair Value	Effective Interest Rate	Fair Value	Effective Interest Rate
Securities, available-for-sale:
Fixed-rate mortgage securities	$18,132	6.56%	$22,900	6.14%
Commercial paper	14,989	4.42%	-	-
Other securities	2,846		1,602
Equity securities	15		320
	35,982		24,822
Gross unrealized gains	461		332
Gross unrealized losses	(172)		(246)
	$36,271		$24,908

NOTE 7 - OTHER LOANS

The following table summarizes Dynex’s carrying basis for other loans at March 31, 2006 and December 31, 2005, respectively.

	March 31, 2006	December 31, 2005
Single-family mortgage loans	$4,574	$4,825
Multifamily and commercial mortgage loan participations	987	995
	5,561	5,820
Unamortized discounts	(553)	(538)
	$5,008	$5,282

NOTE 8 - NON-RECOURSE SECURITIZATION FINANCING

Dynex, through limited-purpose finance subsidiaries, has issued bonds pursuant to indentures in the form of non-recourse securitization financing. Each series of securitization financing may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on securitized finance receivables and any reinvestment income thereon are used to make payments on the securitization financing (see Note 3). The obligations under the securitization financings are payable solely from the securitized finance receivables and are otherwise non-recourse to Dynex. The stated maturity date for each class of bonds is generally calculated based on the final scheduled payment date of the underlying collateral pledged. The actual maturity of each class will be directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption at Dynex’s option according to specific terms of the respective indentures. As a result, the actual maturity of any class of a series of securitization financing is likely to occur earlier than its stated maturity. If Dynex does not exercise its option to redeem a class or classes of bonds when it first has the right to do so, the interest rates on the bonds not redeemed will automatically increase by 0.30% to 2.00%.

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

The components of non-recourse securitization financing along with certain other information at March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31, 2006		December 31, 2005
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed-rate classes	$496,915	6.6% - 8.8%	$509,923	6.6% - 8.8%
Accrued interest payable	3,355		3,438
Deferred costs	(15,682)		(16,912)
Unamortized net bond premium	18,948		20,129
	$503,536		$516,578

Range of stated maturities	2009-2028		2009-2028
Number of series	3		3

At March 31, 2006, the weighted-average effective rate of the fixed rate classes was 6.8%. The average effective rate of interest for securitization financing was 6.9%, and 7.4%, for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively.

NOTE 9 - REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments. The Company had repurchase agreements of $120,963 and $133,104, at March 31, 2006 and December 31, 2005, respectively, which are collateralized by certain securitization financing bonds that were redeemed during 2005. The repurchase agreements mature monthly and have a weighted average rate of 0.10% over one-month LIBOR (4.7% at March 31, 2006). The securitization financing bonds collateralizing these repurchase agreements have a fair value of $138,864 at March 31, 2006 and pay interest at a blended rate of one-month LIBOR plus 0.31%.

Dynex also utilizes other recourse repurchase agreements to finance certain of its securities. There were $162 and $211 outstanding at March 31, 2006 and December 31, 2005, respectively, which were collateralized by securities with a market value of $14,600 and $20,133, respectively. These repurchase agreements bear interest based on one-month LIBOR plus a spread ranging from 0.10% to 0.60%, which represented a weighted average rate of 5.0% at March 31, 2006.

NOTE 10 — PREFERRED STOCK

In January 2006, Dynex redeemed 1,407,198 shares of the outstanding 9.5% Series D Preferred Stock with cash of $14,105.

At March 31, 2006 and December 31, 2005, the total liquidation preference, which includes accrued dividends payable, on the Series D Preferred Stock was $43,218 and $57,624, respectively. There was $1,003 and $1,337 ($0.2375 per share) of accrued dividends payable on the Series D Preferred Stock at March 31, 2006 and December 31, 2005, respectively.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company and certain of its subsidiaries are defendants in litigation. The following discussion is the current status of the litigation.

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

The Company and Dynex Commercial, Inc. (“DCI”), formerly an affiliate of the Company and now known as DCI Commercial, Inc., are appellees (or “respondents”) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al  (collectively, “BCM” or “the Plaintiffs”) versus Dynex Commercial, Inc. et al. Plaintiff’s appeal seeks to overturn a judgment in favor of the Company and DCI which denied recovery to Plaintiffs, and to have a judgment entered in favor of Plaintiffs based on a jury award for damages against the Company of $253, and against DCI for $2,200 or $25,600, all of which was set aside by the trial court.  In the alternative, Plaintiffs are seeking a new trial. The Court of Appeals heard the oral argument on the matter on April 18, 2006.

On February 11, 2005, a putative class action complaint alleging violations of the federal securities laws and various state common law claims was filed against Dynex Capital, Inc., our subsidiary MERIT Securities Corporation, Stephen J. Benedetti, the Company's Executive Vice President, and Thomas H. Potts, the Company's former President and a former Director, in United States District Court for the Southern District of New York ("District Court") by the Teamsters Local 445 Freight Division Pension Fund ("Teamsters").  The lawsuit purported to be a class action on behalf of purchasers of MERIT Series 13 securitization financing bonds, which are collateralized by manufactured housing loans.  On May 31, 2005, the Teamsters filed an amended class action complaint.  The amended complaint dropped all state common law claims but added federal securities claims related to the MERIT Series 12 securitization financing bonds.   On July 15, 2005, the defendants moved to dismiss the amended complaint.  On February 10, 2006, the District Court dismissed the claims against Messrs. Benedetti and Potts, but did not dismiss the claims against Dynex and MERIT.  On February 24, 2006, Dynex and MERIT moved for reconsideration and interlocutory appeal of the District Court's order denying the motion to dismiss Dynex and MERIT.  The Company has evaluated the allegations and believes them to be without merit and intends to continue to vigorously defend itself against them.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on our consolidated balance sheet but could materially affect our consolidated results of operations in a given year.

NOTE 12 — STOCK BASED COMPENSATION

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

Effective January 1, 2006, Dynex adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment, (SFAS 123(R)) using the modified-prospective-transition method. Under this transition method, compensation cost in 2006 includes cost for options granted prior to but not vested as of December 31, 2005, and options vested in 2006. Therefore results for prior periods have not been restated.

On January 2, 2005, Dynex granted 126,297 SARs to certain of its employees and officers under the Stock Incentive Plan. The SARs vest over the next four years in equal annual installments, expire on December 31, 2011 and have an exercise price of $7.81 per share, which was the market price of the stock on the grant date. On January 2, 2006, 31,574 shares vested.

On June 17, 2005, Dynex granted options to acquire an aggregate of 40,000 shares of common stock to the members of its Board of Directors under the Stock Incentive Plan. The options have an exercise price of $8.46 per share, which represents 110% of the closing stock price on the grant date, expire on June 17, 2010 and were fully vested when granted.

On January 12, 2006, Dynex granted 77,000 SARs to certain of its employees and officers under the Stock Incentive Plan. The SARs vest over the next four years in equal annual installments, expire on December 31, 2012 and have an exercise price of $6.61 per share, which was the market price of the stock on the grant date.

Dynex incurred expense of $145 during the three months ended March 31, 2006 for SARs and options related to the Stock Incentive Plan related to the adoption of SFAS 123(R).

The following table presents the 2005 effect on net income and earnings per share if the Company had applied the fair value method to the SARs and options granted to employees and Directors using the Black-Scholes option pricing model.

Three Months Ended March 31, 2005
Net loss to common shareholders	$(403)
Fair value method stock based compensation expense	(16)
Pro forma net loss to common shareholders	$(419)

Net loss per common share:
Basic and diluted - as reported	$(0.03)
Basic and diluted - pro forma	$(0.03)

The following table presents a summary of the SAR activity for the Stock Incentive Plan:

	Three Months ended
	March 31, 2006
	Number Of Shares	Weighted- Average Exercise Price
SARs outstanding at beginning of period	126,297	7.81
SARs granted	77,000	6.61
SARs forfeited or redeemed	-	-
SARs exercised	-	-
SARs outstanding at end of period	203,297	7.36
SARs vested and exercisable	31,574	7.81

The following table presents a summary of the option activity for the Stock Incentive Plan:

	Three Months ended
	March 31, 2006
	Number Of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of period	40,000	8.46
Options granted	-	-
Options forfeited or redeemed	-	-
Options exercised	-	-
Options outstanding at end of period	40,000	8.46
Options vested and exercisable	40,000	8.46

NOTE 13 — RECENT ACCOUNTING PRONOUNCEMENTS

In late 2005, the FASB's staff issued Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss. Additionally, the FSP requires certain disclosures about unrealized losses which have not been recognized as other-than-temporary. This guidance did not have a material effect on the Company's consolidated financial statements upon implementation on January 1, 2006.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. Key provisions of SFAS 155 include: (1) a broad fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation; (2) clarification that only the simplest separations of interest payments and principal payments qualify for the exception afforded to interest-only strips and principal-only strips from derivative accounting under paragraph 14 of FAS 133 (thereby narrowing such exception); (3) a requirement that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or whether they are hybrid instruments that contain embedded derivatives requiring bifurcation; (4) clarification that concentrations of credit risk in the form of subordination are not embedded derivatives; and (5) elimination of the prohibition on a Qualified Special Purpose Entity (“QSPE”) holding passive derivative financial instruments that pertain to beneficial interests that are or contain a derivative financial instrument. In general, these changes will reduce the operational complexity associated with bifurcating embedded derivatives, and increase the number of beneficial interests in securitization transactions, including interest-only strips and principal-only strips, required to be accounted for in accordance with FAS 133. Management does not believe that SFAS 155 will have a material effect on the financial statements of the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company for the three months ended March 31, 2006 should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and the accompanying Notes to Unaudited Condensed Consolidated Financial Statements included in this report.

The Company is a specialty finance company organized as a real estate investment trust (REIT) that invests in loans and securities consisting principally of single-family residential and commercial mortgage loans. The Company finances these loans and securities through a combination of non-recourse securitization financing, repurchase agreements, and equity. Dynex employs financing in order to increase the overall yield on its invested capital.

The Company continues to focus its efforts in the near-term on managing its current investment portfolio to maximize cash flow, while evaluating longer-term opportunities for redeployment of its capital. The Company has substantial tax net operating loss carryforwards which can be used to offset future taxable income through approximately 2019.

On January 9, 2006, Dynex redeemed 1,407,198 shares of the Series D preferred stock, which represented approximately 25% of the then outstanding shares, for approximately $14.1 million in cash, which represented a redemption price of $10 per share and $33 thousand of preferred dividends that had accrued on those shares through the redemption date.

The Company also began repurchasing its common shares during the quarter under the stock repurchase plan authorized by the Company’s Board of Directors. The Company repurchased 20,300 shares of its common stock during the quarter at an average cost of $6.72 per share and may repurchase up to an additional 979,700 shares under the current Board authorization. Subject to the applicable securities laws and the terms of the Series D Preferred Stock designation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate and may be suspended or discontinued at any time.

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

FINANCIAL CONDITION

Below is a discussion of the Company’s financial condition.

(amounts in thousands except per share data)	March 31, 2006	December 31, 2005
Investments:
Securitized finance receivables, net	$694,086	$722,152
Securities	36,271	24,908
Other investments	3,829	4,067
Other loans	5,008	5,282

Non-recourse securitization financing	503,536	516,578
Repurchase agreements secured by securitization financing bonds	120,963	133,104
Repurchase agreements secured by securities	162	211

Shareholders’ equity	135,666	149,334
Common book value per share	$7.70	$7.65

Securitized finance receivables. Securitized finance receivables decreased to $694.1 million at March 31, 2006 compared to $722.2 million at December 31, 2005. This decrease of $28.1 million is primarily the result of $22.1 million of unscheduled and $5.5 million of scheduled principal payments on the collateral, $0.4 million of reductions to allowance for loan losses, and $0.1 million of other items.

Securities. Securities increased during the three months ended March 31, 2006 by $11.4 million, to $36.3 million at March 31, 2006 from $24.9 million at December 31, 2005 due primarily to the purchase of $15.0 million of commercial paper, the purchase of $1.2 million of publicly traded equity securities, and an increase in the net unrealized gain on securities of $0.2 million. These increases were partially offset by principal payments of $5.1 million received on securities during the quarter.

Other investments. Other investments at March 31, 2006 consist primarily of a security collateralized by delinquent property tax receivables. Other investments decreased from $4.1 million at December 31, 2005 to $3.8 million at March 31, 2006. This decrease is primarily the result of collections on the tax liens and proceeds from the sale of real estate owned properties which totaled of $0.5 million during the quarter. These decreases were partially offset by an increase in the unrealized gain of $0.2 million on the security and $0.1 million of capitalized recoverable advances.

Other loans. Other loans decreased by $0.3 million from $5.3 million at December 31, 2005 to $5.0 million at March 31, 2006 primarily as the result of scheduled and unscheduled pay-downs during the period.

Non-recourse securitization financing. Non-recourse securitization financing decreased $13.0 million, from $516.6 million at December 31, 2005 to $503.6 million at March 31, 2006. This decrease was primarily a result of principal payments received of $13.0 million on the associated finance receivables pledged which were used to pay down the non-recourse securitization financing in accordance with the respective indentures.

Repurchase Agreements. The balance of repurchase agreements declined to $121.1 million at March 31, 2006 from $133.3 million at December 31, 2005. The decrease was due to net repayments of $12.2 during the period as a result of principal received on the underlying securities being financed.

Shareholders’ equity. Shareholders’ equity decreased to $135.7 million at March 31, 2006 from $149.3 million at December 31, 2005. This decrease was primarily the result of the redemption of 1,407,198 shares of Series D Preferred Stock and the repurchase of 20,300 shares of common stock during the three months ended March 31, 2006, which contributed to a $14.2 million decrease in equity, and the preferred stock charge of $1.0 million for preferred stock dividends. These decreases were partially offset by net income of $1.2 million for the quarter and a $0.4 million increase in net unrealized gains on securities.

Supplemental Discussion of Investments

As further discussed below, the Company manages its investment portfolio on a net investment basis, consisting of the amortized cost basis or fair value of the investment less the associated external financing of the investment, if any. Below is the net basis of the Company’s investments as of March 31, 2006. Excluded from this table are cash and cash equivalents, other assets, and other liabilities.

As the cash flows received on our investments are generally subordinate to the obligations under the associated financing of the investment, the investment portfolio is evaluated and managed based on the net capital invested in that particular investment. Net capital invested is generally defined as the cost basis of the investment net of the associated financing for that investment. For securitized finance receivables, because the securitization financing is recourse only to the finance receivables pledged and is, therefore, not a general obligation of the Company, the risk on the investment in securitized finance receivables from an economic point of view is limited to the Company’s net retained investment in the securitization trust. Below is the net basis of Dynex’s investments as of March 31, 2006. Included in the table is an estimate of the fair value of the net investment. The fair value of the net investment in securitized finance receivables is based on the present value of the projected cash flow from the collateral, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the securitization financing bonds owned by third parties. The fair value of securities is based on quotes obtained from third-party dealers, or from management estimates.

(amounts in thousands)	March 31, 2006
	Amortized cost basis	Financing	Net basis	Fair value of net basis (1)
Securitized finance receivables:
Single family mortgage loans	$149,117	$120,963	$28,154	$29,012
Commercial mortgage loans	563,882	503,536	60,346	39,722
Allowance for loan losses	(18,913)	-	(18,913)	-
	694,086	624,499	69,587	68,734
Securities:
Investment grade single-family	17,631	162	17,469	17,631
Non-investment grade single-family	668	-	668	668
Equity and other	17,972	-	17,972	17,972
	36,271	162	36,109	36,271

Other loans and investments	8,837	-	8,837	9,948

Total	$739,194	$624,661	$114,533	$114,953

(1) Fair values are based on dealer quotes, and where dealer quotes are not available fair values are calculated as the net present value of expected future cash flows, discounted at 16%. Fair value also includes our capital invested in redeemed securitization financing bonds. Expected future cash flows were based on the forward LIBOR curve as of March 31, 2006, and incorporate the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Expected cash flows were also based on estimated prepayment speeds and credit losses on the underlying loans set forth in the table below. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.

The following table summarizes the assumptions used in estimating fair value for our net investment in securitized finance receivables and the cash flow related to those net investments at March 31, 2006.

	Fair Value Assumptions				($ in thousands)
Loan type	Weighted-average prepayment speeds	Losses	Weighted-Average Discount Rate	Projected cash flow termination date	Cash flows received in 2006 (1)

Single-family mortgage loans	30% CPR	0.2% annually	16%	Anticipated final maturity 2024	$819

Commercial mortgage loans(2)	(3)	0.8% annually	16%	(4)	$2,263

(1) Represents the excess of the cash flows received on the collateral pledged over the cash flow requirements of the securitization financing bond security.
(2) Includes loans pledged to three different securitization trusts.
(3) Assumed CPR speeds generally are governed by underlying pool characteristics, prepayment lock-out provisions, and yield maintenance provisions. Loans currently delinquent in excess of 30 days are assumed liquidated in month six.
(4) Cash flow termination dates are modeled based on the repayment dates of the loans or optional redemption dates of the underlying securitization financing bonds.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
(amounts in thousands except per share information)	2006	2005

Net interest income	$2,288	$4,457
Recapture of (provision for) loan losses	119	(2,261)
Net interest income after provision for loan losses	2,407	2,196
General and administrative expenses	(1,327)	(1,492)
Net income	1,213	934
Preferred stock charge	(1,036)	(1,337)
Net income (loss) to common shareholders	177	(403)

Net income (loss) per common share:
Basic and diluted	$0.01	$(0.03)

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005. The increase in net income and net income per common share during the three months ended March 31, 2006 as compared to the same period in 2005 is primarily the result of a $2.4 million decrease in provision for loan losses offset by a decrease net interest income before provision for loan losses of $2.2 million as discussed below.

Net interest income decreased from $4.5 million to $2.3 million for the quarter ended March 31, 2006 from the same period in 2005 primarily as a result of a decline in average interest earning assets for the three-month periods ended March 31, 2006 and 2005. The decline in average earning assets was primarily due to the derecognition of two manufactured housing securitization trusts during the second quarter of 2005, which is discussed in more detail below. Net interest after provision for loan losses for the three months ended March 31, 2006 increased to $2.4 million from $2.2 million for the same period for 2005. Provision for loan losses decreased from an expense of $2.3 million for the first quarter of 2005 to a benefit of $0.1 million for the first quarter of 2006 due primarily to the Company not needing to make any additional provisions for its securitized commercial loans during the quarter and decreased delinquencies in the Company’s non-pool insured securitized single family loans.

General and administrative expense decreased to $1.3 million for the three-months ended March 31, 2006 from $1.5 million for the same period in 2005. This decrease was primarily the result of the reductions in expenses associated with the Company’s tax lien servicing operations, partially offset by an increase in expense associated with stock appreciation rights and timing of accounting fees.

The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented. Assets that are on non-accrual status are excluded from the table below for each period presented.

Average Balances and Effective Interest Rates

	Three Months Ended March 31,
	2006		2005
	Average Balance	Effective Rate	Average Balance	Effective Rate

Interest-earning assets:(1)
Securitized finance receivables(2)	$717,445	7.74%	$1,226,852	7.17%
Securities	35,605	6.09%	72,807	5.69%
Cash	17,054	4.15%	54,200	2.21%
Other loans	5,184	8.23%	7,092	14.53%
Other investments	-	-	7,394	20.14%
Total interest-earning assets	$775,288	7.58%	$1,368,345	7.00%

Interest-bearing liabilities:
Non-recourse securitization financing(3)	$507,482	8.48%	$1,147,513	6.49%
Repurchase agreements secured by securitization financing	128,201	4.75%	-	-
Repurchase agreements	194	4.78%	69,216	2.62%
Total interest-bearing liabilities	$635,877	7.73%	$1,216,729	6.27%
Net interest spread on all investments(3)		(0.15)%		0.73%
Net yield on average interest-earning assets(3)(4)		1.25%		1.43%

(1)
Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” to record available-for-sale securities at fair value.

(2)	Average balances exclude funds held by trustees of $6,618 and $233 for the three months ended March 31, 2006 and 2005, respectively.
(3)
Effective rates are calculated excluding non-interest related collateralized bond expenses. If included, the effective rate on interest-bearing liabilities would be 7.85% and 6.44% for the three months ended March 31, 2006 and 2005.

(4)
Net yield on average interest-earning assets reflects net interest income excluding non-interest related collateralized bond expenses divided by average interest earning assets for the period, annualized.

The net interest spread decreased 88 basis points, to negative 0.15% for the three months ended March 31, 2006 from 0.73% for the same period in 2005. The net yield on average interest earning assets for the three months ended March 31, 2006 decreased relative to the same period in 2005, to 1.25% from 1.43%. The decline in the Company’s net interest spread can be attributed primarily to an increase of 146 basis points in the effective rate on interest-bearing liabilities, partially offset by an increase of 58 basis points in the effective rate on interest-earning assets. Amounts for 2005 in the above table include two securitization financing trusts sold in the second quarter of 2005, and which had an effective interest-bearing liability rate of 5.24% on an average balance of $371.5 million, and had an effective interest-earning rate of 6.46% on an average balance of $386.2 million for the same period. The Company has not meaningfully reinvested the proceeds from the sale of these two securitization trusts, and therefore, the sale of these trusts which had a net interest spread of 1.19% at the time of their sale, has resulted in the overall decline in the Company’s net interest spread. In addition to the impact from the sale of these two trusts, the effective rate on interest-earning assets also declined as a result of certain securitized commercial loans being on non-accrual during the first quarter of 2006, which decreased interest income in the first quarter of 2006 by approximately $0.5 million, or 28 basis points.

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

	Three Months Ended March 31, 2006 vs. 2005
(amounts in thousands)	Rate	Volume	Total

Securitized finance receivables	$1,661	$(9,772)	$(8,111)
Securities	123	(616)	(493)
Other investments	(186)	(186)	(372)
Cash and cash equivalents	69	(191)	(122)
Other loans	(93)	(58)	(151)

Total interest income	1,574	(10,823)	(9,249)

Securitization financing	3,086	(9,413)	(6,327)
Repurchase agreements	155	(607)	(452)

Total interest expense	3,241	(10,020)	(6,779)

Net interest income	$(1,667)	$(803)	$(2,470)

Note: The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table excludes non-interest related dividends on equity securities, securitization financing expense, other interest expense and provision for credit losses.

From March 31, 2005 to March 31, 2006, average interest-earning assets declined $593 million, or approximately 43%. Approximately 65% of that decline resulted from the derecognition of two securitization trusts collateralized by manufactured housing loans. Another large portion of such reduction relates to paydowns on the Company’s adjustable-rate single-family mortgage.

Credit Exposures. The Company’s predominate securitization structure is non-recourse securitization financing, whereby loans and securities are pledged to a trust, and the trust issues bonds pursuant to an indenture. Generally these securitization structures use over-collateralization, subordination, third-party guarantees, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing as a form of credit enhancement. From an economic point of view, the Company generally has retained a limited portion of the direct credit risk in these securities. In many instances, the Company retained the “first-loss” credit risk on pools of loans that it has securitized.

The following table summarizes the aggregate principal amount of certain investments of the Company; the direct credit exposure retained by the Company (represented by the amount of over-collateralization pledged and subordinated securities owned by the Company), net of the credit reserves and discounts maintained by the Company for such exposure; and the actual credit losses incurred for each quarter presented. Credit Exposure, Net of Credit Reserves is based on the credit risk retained by the Company for the loans and securities pledged to the securitization trust, from an economic point of view. The table includes any subordinated security retained by the Company. The Company’s Credit Exposure, Net of Credit Reserves declined from the first quarter 2005 by $7.4 million due to the sale of two securitization financing trusts where the Company had retained the credit risk and was substantially unchanged from the fourth quarter of 2005.

The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $20.5 million and a remaining deductible aggregating $0.6 million on $19.1 million of securitized single family mortgage loans which are subject to such reimbursement agreements; guarantees aggregating $17.2 million of securitized commercial mortgage loans with an outstanding loan principal balance of $168.9 million, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; and $69.7 million of securitized single family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 92% on such policies before the Company would incur losses. This table excludes any credit exposure on unsecuritized other loans and other investments.

Credit Reserves and Actual Credit Losses
($ in millions)
	Outstanding Loan Principal Balance	Credit Exposure, Net Of Credit Reserves	Actual Credit Losses	Credit Exposure, Net Of Credit Reserves To Outstanding Loan Balance
2005, Quarter 1	$1,245.8	$39.4	$2.6	3.16%
2005, Quarter 2	828.9	29.0	0.5	3.50%
2005, Quarter 3	786.5	29.3	0.3	3.73%
2005, Quarter 4	753.2	31.0	0.0	4.12%
2006, Quarter 1	724.4	32.0	0.0	4.42%

The following tables summarize single-family mortgage loan and commercial mortgage loan delinquencies as a percentage of the outstanding commercial securitized finance receivables balance for those securities in which we have retained a portion of the direct credit risk. The delinquencies as a percentage of all outstanding securitized finance receivables balance have increased to 7.8% at March 31, 2006 from 6.2% at March 31, 2005 primarily as a result a net addition of one delinquent commercial loan since the first quarter 2005. We monitor and evaluate our exposure to credit losses and have established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. At March 31, 2006, management believes the level of credit reserves is appropriate for currently existing losses within these loan pools.

Single family mortgage loan delinquencies as a percentage of the outstanding loan balance decreased by approximately 0.75% to 8.25% at March 31, 2006 from 9.01% at March 31, 2005 and increased by 0.84% from 7.41% at December 31, 2005. The increase in delinquencies from December 31, 2005 is primarily due to larger mortgage loans becoming delinquent. The following table provides the percentage of delinquent single family loans.

Single-Family Loan Delinquency Statistics

December 31,	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent (1)	Total
2005, Quarter 1	4.43%	1.06%	3.52%	9.01%
2005, Quarter 2	4.09%	0.69%	2.46%	7.24%
2005, Quarter 3	3.33%	1.43%	2.24%	7.00%
2005, Quarter 4	4.23%	0.61%	2.57%	7.41%
2006, Quarter 1	4.50%	0.85%	2.90%	8.25%

For commercial mortgage loans, the delinquencies as a percentage of the outstanding securitized finance receivables balance have increased to 7.63% at March 31, 2006 from 6.90% at December 31, 2005 primarily due to two commercial loans which became delinquent during the quarter. Delinquencies increased from the first quarter of 2005 by 1.57% as a result of the net addition of one delinquent loan. Since the end of the first quarter of 2006, one loan in the “90 days and over delinquent” category with an unpaid principal balance of $7.8 million liquidated. In addition, a foreclosure sale on a second loan in the “90 days and over delinquent” category with a current principal balance of $23.3 million occurred in May 2006. The Company has a specific allowance of $8.2 million for this loan.

Commercial Mortgage Loan Delinquency Statistics (1)

December 31,	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent (1)	Total
2005, Quarter 1	0.10%	0.20%	5.76%	6.06%
2005, Quarter 2	0.84%	0.71%	5.78%	7.33%
2005, Quarter 3	-%	1.50%	6.54%	8.04%
2005, Quarter 4	-%	0.25%	6.65%	6.90%
2006, Quarter 1	1.25%	-%	6.38%	7.63%

 (1) Includes foreclosures and real estate owned.

RECENT ACCOUNTING PRONOUNCEMENTS

In late 2005, the FASB's staff issued Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss. Additionally, the FSP requires certain disclosures about unrealized losses which have not been recognized as other-than-temporary. This guidance did not have a material effect on the Company's consolidated financial statements upon implementation on January 1, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations from a variety of sources. The Company’s primary source of funding for its operations today is the cash flow generated from the investment portfolio, which includes net interest income and principal payments and prepayments on these investments. From the cash flow on our investment portfolio, the Company currently funds operating overhead costs, including the servicing of delinquent property tax receivables, pays the dividend on the Series D Preferred Stock and services any remaining recourse debt. The Company investment portfolio continues to provide positive cash flow, which can be utilized for reinvestment purposes.

Cash flow from the investment portfolio for the quarter ended March 31, 2006 was approximately $12.4 million, which includes approximately $7.7 million in principal payments on securities, including $600 thousand on the property tax receivable security. Such cash flow is after payment of principal and interest on the associated non-recourse securitization financing (i.e., non-recourse debt) outstanding.

Excluding any cash flow derived from the sale or re-securitization of assets, and assuming that short-term interest rates remain stable, the Company anticipates that the cash flow from its investment portfolio will sequentially decline in 2006 as the investment portfolio continues to pay down, absent meaningful reinvestment of capital. The Company anticipates, however, that it will have sufficient cash flow from the investment portfolio to meet all of its current obligations on both a short-term and long-term basis.

During the first quarter 2006, the Company utilized available capital to purchase $1.4 million in equity securities of other publicly-traded mortgage REITs, and purchased additional short-term cash equivalent instruments such as highly-rated commercial paper. At March 31, 2006, the Company had unused capacity on uncommitted repurchase agreement lines of approximately $17.5 million, cash and equivalents of $23.3 million, and other short-term instruments of $14.0 million. Cash flow from the investment portfolio is subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses.

The Company intends to maintain high levels of liquidity for the foreseeable future given the lack of compelling reinvestment opportunities as a result of the absolute low level of interest rates, the flat yield curve, and the historically tight spreads on fixed income instruments. Partially as a result of the lack of compelling investment opportunities, the Company redeemed 25% of its Series D Preferred Stock outstanding in January 2006. This redemption reduced the Series D Preferred Stock outstanding by approximately $14 million, saving the Company approximately $1.3 million in dividends annually. The Board of Directors of Dynex also approved the redemption of up to one million shares of common stock of Dynex, and through March 31, 2006, the Company had purchased 20,300 such shares at an average effective price of $6.72. The repurchase of shares of common stock is likely to continue if alternative uses of the capital are not available and if such repurchases are accretive to book value per common share.

The Company currently utilizes a combination of equity, securitization financing and repurchase agreement financing to finance its investment portfolio. Securitization financing is recourse only to the assets pledged as collateral to support the financing and is not otherwise recourse to the Company. The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At March 31, 2006, the Company had $496.9 million of non-recourse securitization financing outstanding, all of which carries a fixed rate of interest.

Repurchase agreement financing is recourse to the assets pledged, and to the Company. Repurchase agreement financing is not committed financing to the Company, and it generally renews or rolls every 30-days. The amounts advanced to the Company by the repurchase agreement counterparty are determined largely based on the fair value of the asset pledged to the counterparty.

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

Interest Rate Fluctuations. Our income and cash flow depends on our ability to earn greater interest on our investments than the interest cost to finance these investments. Interest rates in the markets served by us generally rise or fall with interest rates as a whole. Approximately $600 million of our investments, including loans and securities currently pledged as securitized finance receivables and securities, are fixed-rate and approximately $129 million of our investments are variable rate. We currently finance these fixed-rate assets through $497 million of fixed rate securitization financing and $121 million of variable rate repurchase agreements. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps; the related borrowing has no delayed resets or such interest rate caps.

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

Other. The following risks, which are discussed in more detail in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, could also affect our results of operations, financial condition and cash flows:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of our market risk management extends beyond derivatives to include all market risk sensitive financial instruments. As a financial services company, net interest income comprises the primary component of Dynex’s earnings and cash flows. The Company is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or re-price within specified periods.

The Company monitors the aggregate cash flow, projected net yield and estimated market value of its investment portfolio under various interest rate and prepayment assumptions. While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

The Company focuses on the sensitivity of its investment portfolio cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its interest income cash flow for the next twenty-four months assuming interest rates over such time period follow the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of March 31, 2006. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow. Cash flow changes from interest rate swaps, caps, floors or any other derivative instrument are included in this analysis.

The following table summarizes the Company’s net interest income cash flow and market value sensitivity analyses as of March 31, 2006. These analyses represent management’s estimate of the percentage change in net interest margin cash flow and value expressed as a percentage change of shareholders’ equity, given a parallel shift in interest rates, as discussed above. Other investments are excluded from this analysis because they are not considered interest rate sensitive. The “Base” case represents the interest rate environment as it existed as of March 31, 2006. At March 31, 2006, one-month LIBOR was 4.83% and six-month LIBOR was 5.14%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of “optionality.” The most significant option affecting our portfolio is the borrowers’ option to prepay the loans. The model applies prepayment rate assumptions representing management’s estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to our portfolio, and no change to Dynex’s liability structure. Historically, there have been significant changes in the Company’s investment portfolio and the liabilities incurred by the Company. As a result of anticipated prepayments on assets in the investment portfolio, there are likely to be such changes in the future.

Basis Point Increase (Decrease) In Interest Rates	Projected Change In Net Interest Margin Cash Flow From Base Case	Projected Change In Value, Expressed As A Percentage Of Shareholders’ Equity
+200	(3.9)%	(1.0)%
+100	(1.5)%	(0.4)%
Base
-100	0.4%	0.0%
-200	0.7%	0.1%

The Company’s interest rate risk is related both to the rate of change in short term interest rates and to the level of short-term interest rates. Approximately $600 million of Dynex’s investment portfolio is comprised of loans or securities that have coupon rates that are fixed. Approximately $129 million of its investment portfolio as of March 31, 2006 was comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 67%, 12% and 10% of the adjustable-rate loans underlying our securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR, one-year constant maturity treasury rate (CMT) and prime rate, respectively.

Generally, during a period of rising short-term interest rates, our net interest income earned and the corresponding cash flow on our investment portfolio will decrease. The decrease of the net interest spread results from (i) fixed-rate loans and investments financed with variable-rate debt, (ii) the lag in resets of the adjustable-rate loans underlying the securitized finance receivables relative to the rate resets on the associated borrowings, and (iii) rate resets on the adjustable-rate loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As to item (i), the Company has substantially limited its interest rate risk by match funding fixed rate assets and variable rate assets. As to items (ii) and (iii), as short-term interest rates stabilize and the adjustable-rate loans reset, the net interest margin may be partially restored as the yields on the adjustable-rate loans adjust to market conditions.

Net interest income may increase following a fall in short-term interest rates. This increase may be temporary as the yields on the adjustable-rate loans adjust to the new market conditions after a lag period. The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap, cap or floor agreements, to the extent that Dynex has entered into such agreements.

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

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are effective.

In conducting its review of disclosure controls, management concluded that sufficient disclosure controls and procedures did exist to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal controls or in other factors that could materially affect, or are reasonably likely to materially affect the Company’s internal controls over financial reporting. There were also no significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company and certain of its subsidiaries are defendants in litigation. The following discussion is the current status of the litigation.

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

The Company and Dynex Commercial, Inc. (“DCI”), formerly an affiliate of the Company and now known as DCI Commercial, Inc., are appellees (or “respondents”) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al  (collectively, “BCM” or “the Plaintiffs”) versus Dynex Commercial, Inc. et al. Plaintiff’s appeal seeks to overturn a judgment in favor of the Company and DCI which denied recovery to Plaintiffs, and to have a judgment entered in favor of Plaintiffs based on a jury award for damages against the Company of $0.3 million, and against DCI for $2.2 million or $25.6 million, all of which was set aside by the trial court.  In the alternative, Plaintiffs are seeking a new trial. The Court of Appeals heard the oral argument on the matter on April 18, 2006.

On February 11, 2005, a putative class action complaint alleging violations of the federal securities laws and various state common law claims was filed against Dynex Capital, Inc., our subsidiary MERIT Securities Corporation, Stephen J. Benedetti, the Company's Executive Vice President, and Thomas H. Potts, the Company's former President and a former Director, in United States District Court for the Southern District of New York ("District Court") by the Teamsters Local 445 Freight Division Pension Fund ("Teamsters").  The lawsuit purported to be a class action on behalf of purchasers of MERIT Series 13 securitization financing bonds, which are collateralized by manufactured housing loans.  On May 31, 2005, the Teamsters filed an amended class action complaint.  The amended complaint dropped all state common law claims but added federal securities claims related to the MERIT Series 12 securitization financing bonds.   On July 15, 2005, the defendants moved to dismiss the amended complaint.  On February 10, 2006, the District Court dismissed the claims against Messrs. Benedetti and Potts, but did not dismiss the claims against Dynex and MERIT.  On February 24, 2006, Dynex and MERIT moved for reconsideration and interlocutory appeal of the District Court's order denying the motion to dismiss Dynex and MERIT.  The Company has evaluated the allegations and believes them to be without merit and intends to continue to vigorously defend itself against them.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on our consolidated balance sheet but could materially affect our consolidated results of operations in a given year.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”). The materialization of any risks and uncertainties identified in the Company’s Forward Looking Statements contained herein together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on the Company’s financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2005, the Company’s Board of Directors authorized a common stock repurchase program under which the Company may purchase up to one million shares of its common stock. Subject to the applicable securities laws and the terms of the Series D Preferred Stock designation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate and may be suspended or discontinued at any time. The following table provides common stock repurchases made by or on behalf of the Company during the three months ended March 31, 2006.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased under the Plan or Program
Beginning	Ending

January 1, 2006	January 31, 2006	-	-	-	1,000,000
February 1, 2006	February 28, 2006	-	-	-	1,000,000
March 1, 2006	March 31, 2006	20,300	$ 6.72	20,300	979,700

		20,300	$ 6.72	20,300	979,700

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date: May 15, 2006	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President and Chief Operating Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 (filed herewith).

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 (filed herewith).