Form 10-Q
period 2006-06-30
DYNEX CAPITAL INC
filed 2006-08-14
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2006

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
Yes ☐ No ☑

On June 30, 2006, the registrant had 12,130,831shares outstanding of common stock, $.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)

	June 30,	December 31,
	2006	2005

ASSETS
Cash and cash equivalents	$47,692	$45,235
Other assets	4,273	4,332
	51,965	49,567
Investments:
Securitized finance receivables, net	668,143	722,152
Securities	16,186	24,908
Other investments	3,524	4,067
Other loans	4,674	5,282
	692,527	756,409

	$744,492	$805,976

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Securitization financing:
Non-recourse securitization financing	$487,429	$516,578
Repurchase agreements secured by securitization financing	113,488	133,104
Repurchase agreements secured by securities	84	211
Other liabilities	7,108	6,749
	608,109	656,642

Commitments and Contingencies (Note 11)

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized,
9.5% Cumulative Convertible Series D,
4,221,539 and 5,628,737 shares issued and outstanding, respectively,
($43,218 and $57,624 aggregate liquidation
preference, respectively)	41,749	55,666
Common stock, par value $0.01 per share, 100,000,000 shares authorized,
12,130,831 and 12,163,391 shares issued and outstanding, respectively	121	122
Additional paid-in capital	366,633	366,903
Accumulated other comprehensive income	588	140
Accumulated deficit	(272,708)	(273,497)
	136,383	149,334

	$744,492	$805,976

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest income:
Securitized finance receivables	$13,139	$16,927	$27,025	$38,924
Securities	426	938	973	2,064
Other investments	463	209	690	467
Other loans	164	459	270	1,131
	14,192	18,533	28,958	42,586

Interest and related expenses:
Non-recourse securitization financing	10,201	15,410	21,189	33,515
Repurchase agreements	1,519	436	3,034	1,886
Other	(71)	(45)	(96)	(4)
	11,649	15,801	24,127	35,397

Net interest income	2,543	2,732	4,831	7,189
(Provision for) recapture of loan losses	-	(664)	119	(2,925)

Net interest income after provision for loan losses	2,543	2,068	4,950	4,264

Impairment charges	-	(1,586)	-	(1,673)
Gain on sale of investments, net	116	9,552	140	9,850
Other income	121	958	230	978
General and administrative expenses	(1,165)	(1,398)	(2,492)	(2,890)

Net income	1,615	9,594	2,828	10,529
Preferred stock charge	(1,003)	(1,337)	(2,039)	(2,674)

Net income to common shareholders	$612	$8,257	$789	$7,855

Change in net unrealized gain/(loss) on :
Investments classified as available-for-sale	84	(465)	448	(4,348)
Hedge instruments	-	201	-	584

Comprehensive income	$1,699	$9,330	$3,276	$6,765

Net income per common share:
Basic	$0.05	$0.68	$0.06	$0.65
Diluted	$0.05	$0.54	$0.06	$0.59

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net income	$2,828	$10,529
Adjustments to reconcile net income to cash
provided by operating activities:
(Recapture of) provision for loan loss	(119)	2,925
Impairment charges	-	1,673
Gain on sale of investments	(141)	(9,850)
Amortization and depreciation	346	1,106
Compensation expense for stock options	104	-
Net change in other assets and other liabilities	752	298
Net cash and cash equivalents provided by operating activities	3,770	6,681

Investing activities:
Principal payments received on investments	51,479	66,740
Purchase of securities and other investments	(16,642)	(34,770)
Payments received on securities, other investments and loans	26,238	29,580
Proceeds from sales of securities and other investments	1,136	18,374
Other	(561)	179
Net cash and cash equivalents provided by investing activities	61,650	80,103

Financing activities:
Principal payments on non-recourse securitization financing	(26,555)	(59,656)
Net (repayment of) borrowings under repurchase agreement	(19,743)	142,466
Redemption of securitization financing bonds	-	(195,653)
Retirement of common stock	(220)	-
Retirement of preferred stock	(14,072)	-
Dividends paid	(2,373)	(2,674)
Net cash and cash equivalents used for financing activities	(62,963)	(115,517)
Net increase (decrease) in cash and cash equivalents	2,457	(28,733)
Cash and cash equivalents at beginning of period	45,235	52,522
Cash and cash equivalents at end of period	$47,692	$23,789

DYNEX CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006
(amounts in thousands except share and per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America, hereinafter referred to as “generally accepted accounting principles,” for complete financial statements. The condensed consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified real estate investment trust (REIT) subsidiaries and taxable REIT subsidiary (together, “Dynex” or the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

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

In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

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

The Company also has credit risk on loans in its portfolio as discussed in Note 4. An allowance for loan losses has been estimated and established for currently existing losses in the loan portfolio, which are deemed probable as to their occurrence. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses. Provisions made to increase or decrease the allowance for loan losses are presented as provision for losses in the accompanying condensed consolidated statements of operations. The Company’s actual credit losses may differ from those estimates used to establish the allowance.

Certain amounts for 2005 have been reclassified to conform to the presentation adopted in 2006.

NOTE 2 - NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted per common share basis. Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights and options to the extent that they are outstanding, using the treasury stock method, but only if these items are dilutive. The Series D preferred stock is convertible into one share of common stock for each share of preferred stock. The following table reconciles the numerator and denominator for both basic and diluted net income per common share for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Income	Weighted- Average Number Of Shares	Income	Weighted- Average Number Of Shares	Income	Weighted- Average Number Of Shares	Income	Weighted- Average Number Of Shares
Net income	$1,615		$9,594		$2,828		$10,529
Preferred stock charge	(1,003)		(1,337)		(2,039)		(2,674)
Net income to common shareholders	$612	12,138,469	$8,257	12,163,061	$789	12,150,011	$7,855	12,162,728

Net income per share:
Basic		$0.05		$0.68		$0.06		$0.65
Diluted		$0.05		$0.54		$0.06		$0.59

Reconciliation of shares included in calculation of earnings per share due to dilutive effect
Series D preferred stock	$-	-	$(1,337)	5,628,737	$-	-	$(2,674)	5,628,737
Expense and incremental shares of stock appreciation rights	-	-	-	-	-	-	-	129
	$-	-	$(1,337)	5,628,737	$-	-	$(2,674)	5,628,866

Reconciliation of shares not included in calculation of earnings per share due to anti-dilutive effect
Series D preferred stock	$(1,003)	4,221,539	$-	-	$(2,039)	4,291,510	$-	-
Expense and incremental shares of stock appreciation rights	-	(89,162)	-	-	-	(89,757)	-	-
	$(1,003)	4,132,377	$-	-	$(2,039)	4,201,753	$-	-

NOTE 3 - SECURITIZED FINANCE RECEIVABLES

The following table summarizes the components of securitized finance receivables at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Collateral:
Commercial	$535,528	$570,199
Single-family	136,954	161,058
	672,482	731,257
Funds held by trustees, including funds held for defeasance	7,456	6,648
Accrued interest receivable	4,883	5,114
Unamortized discounts and premiums, net	(1,809)	(1,832)
Loans, at amortized cost	683,012	741,187
Allowance for loan losses	(14,869)	(19,035)
	$668,143	$722,152

The commercial securitized finance receivables are encumbered by non-recourse securitization financing. The non-recourse securitization financing bonds collateralized by the single-family loans that were redeemed by the Company during 2005 remain outstanding and are held by the Company as of June 30, 2006. The redeemed bonds, which are eliminated from the condensed consolidated financial statements in consolidation, collateralize the repurchase agreement, which partially financed the redemption of these bonds. This repurchase agreement has been presented as securitization financing in the financial statements.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The Company reserves for probable estimated credit losses on securitized finance receivables and other loans in its investment portfolio. The following table summarizes the aggregate activity for the allowance for loan losses for the three-month and six-month periods ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Allowance at beginning of period	$18,913	$27,681	$19,035	$28,014
Provision for (recapture of) loan losses	-	664	(119)	2,925
Charge-offs, net of recoveries	(4,044)	(499)	(4,047)	(3,093)
Portfolio sold	-	(11,310)	-	(11,310)
Allowance at end of period	$14,869	$16,536	$14,869	$16,536

The Company identified $43,295 and $54,558 of impaired commercial mortgage loans at June 30, 2006 and December 31, 2005, respectively. The decline is primarily due to improvements in the performance of the underlying real estate collateralizing the impaired loans and the liquidation of a $7,769 non-performing loan. At June 30, 2006 and December 31, 2005, the Company had approximately $27,940 and $39,758 of commercial mortgage loans that were sixty or more days delinquent. One of these loans, with an unpaid principal balance of $23,161 was in foreclosure at June 30, 2006 and was subsequently purchased at the foreclosure sale in July 2006.

NOTE 5 - OTHER INVESTMENTS

The following table summarizes the Company’s other investments at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Delinquent property tax receivable securities	$2,804	$3,220
Real estate owned	720	847
	$3,524	$4,067

Delinquent property tax receivable securities includes an unrealized gain of $311 and $55 at June 30, 2006 and December 31, 2005, respectively. Real estate owned is acquired from foreclosures on delinquent property tax receivables. During the six months ended June 30, 2006 and 2005, the Company collected an aggregate of $1,043 and $1,582, respectively, on delinquent property tax receivables and securities, including net sales proceeds from the related real estate owned.

NOTE 6 - SECURITIES

The following table summarizes the fair value of the Company’s securities classified as available-for-sale at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Fair Value	Effective Interest Rate	Fair Value	Effective Interest Rate
Securities, available-for-sale:
Fixed-rate mortgage securities	$13,307	7.29%	$22,900	6.14%
Equity securities	2,602		1,602
Other securities	-		320
	15,909		24,822
Gross unrealized gains	446		332
Gross unrealized losses	(169)		(246)
	$16,186		$24,908

NOTE 7 - OTHER LOANS

The following table summarizes Dynex’s carrying basis for other loans at June 30, 2006 and December 31, 2005, respectively.

	June 30, 2006	December 31, 2005
Single-family mortgage loans	$4,210	$4,825
Multifamily and commercial mortgage loan participations	979	995
	5,189	5,820
Unamortized discounts	(515)	(538)
	$4,674	$5,282

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

The components of non-recourse securitization financing along with certain other information at June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30, 2006		December 31, 2005
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed-rate classes	$483,368	6.6% - 8.8%	$509,923	6.6% - 8.8%
Accrued interest payable	3,257		3,438
Deferred costs	(14,547)		(16,912)
Unamortized net bond premium	15,351		20,129
	$487,429		$516,578

Range of stated maturities	2009-2028		2009-2028
Number of series	3		3

At June 30, 2006, the weighted-average coupon on the fixed rate classes was 6.8%. The average effective rate on non-recourse securitization financing, which includes the amortization of the related bond premium and deferred costs, was 8.3%, and 7.4%, for the six months ended June 30, 2006 and the year ended December 31, 2005, respectively.

NOTE 9 - REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments. The Company had repurchase agreements of $113,488 and $133,104, at June 30, 2006 and December 31, 2005, respectively, which are collateralized by certain securitization financing bonds that were redeemed during 2005. The repurchase agreements mature monthly and have a weighted average rate of 0.10% over one-month LIBOR (5.44% at June 30, 2006). The securitization financing bonds collateralizing these repurchase agreements have a fair value of $130,235 at June 30, 2006 and pay interest at a blended rate of one-month LIBOR plus 0.31%.

Dynex also utilizes other recourse repurchase agreements to finance certain of its securities. There were $84 and $211 outstanding at June 30, 2006 and December 31, 2005, respectively, which were collateralized by securities with a market value of $10,036 and $20,133, respectively. These repurchase agreements bear interest based on one-month LIBOR plus a spread ranging from 0.20% to 0.60%, which represented a weighted average rate of 5.58% at June 30, 2006.

NOTE 10 - PREFERRED STOCK

In January 2006, Dynex redeemed 1,407,198 shares of the outstanding 9.5% Series D Preferred stock with cash of $14,105.

At June 30, 2006 and December 31, 2005, the liquidation preference on the Preferred Stock was $43,218 and $57,624, respectively, and includes accrued dividends payable of $0.2375 per share or $1,003 and $1,337 at June 30, 2006 and December 31, 2005, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

The Company and Dynex Commercial, Inc. (“DCI”), formerly an affiliate of the Company and now known as DCI Commercial, Inc., are appellees (or “respondents”) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al  (collectively, “BCM” or “the Plaintiffs”) versus Dynex Commercial, Inc. et al. Plaintiff’s appeal seeks to overturn a judgment in favor of the Company and DCI which denied recovery to Plaintiffs, and to have a judgment entered in favor of Plaintiffs based on a jury award for damages against the Company of $253, and against DCI for $2,200 or $25,600, all of which was set aside by the trial court.  In the alternative, Plaintiffs are seeking a new trial. The Court of Appeals heard the oral argument on the matter on April 18, 2006 but have not yet issued a ruling on the appeal.

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

NOTE 12 - STOCK BASED COMPENSATION

Pursuant to Dynex’s shareholder approved 2004 Stock Incentive Plan (the “Stock Incentive Plan”), Dynex may grant to eligible officers, directors and employees stock options, stock appreciation rights (“SARs”) and restricted stock awards. An aggregate of 1,500,000 shares of common stock is available for distribution pursuant to the Employee Incentive Plan. Dynex may also grant dividend equivalent rights (“DERs”) in connection with the grant of options or SARs.

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

On June 16, 2006, the Company granted options to acquire an aggregate of 35,000 shares of common stock to the members of its Board of Directors under the Stock Incentive Plan, which had a fair value of approximately $64 on the grant date. The options have an exercise price of $7.43 per share, which represents 110% of the closing stock price on the grant date, expire on June 16, 2011, and were fully vested when granted.

The following table presents the 2005 effect on net income and earnings per share if the Company had applied the fair value method to the SARs and options granted to employees and Directors using the Black-Scholes option pricing model.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income to common shareholders	$8,257	$7,855
Fair value method stock based compensation expense	(84)	(100)
Pro forma net income to common shareholders	$8,173	$7,755

Net income per common share:
Basic - as reported	$0.68	$0.65
Basic - pro forma	$0.67	$0.64
Diluted - as reported	$0.54	$0.59
Diluted - pro forma	$0.53	$0.59

The following table presents a summary of the SAR activity for the Stock Incentive Plan:

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
SARs outstanding at beginning of period	203,297	7.36	126,297	7.81
SARs granted	-	-	77,000	6.61
SARs forfeited or redeemed	-	-	-	-
SARs exercised	-	-	-	-
SARs outstanding at end of period	203,297	7.36	203,297	7.36
SARs vested and exercisable	31,574	7.81	31,574	7.81

The following table presents a summary of the option activity for the Stock Incentive Plan:

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options outstanding at beginning of period	40,000	8.46	40,000	8.46
Options granted	35,000	7.43	35,000	7.43
Options forfeited or redeemed	-	-	-	-
Options exercised	-	-	-	-
Options outstanding at end of period	75,000	7.98	75,000	7.98
Options vested and exercisable	75,000	7.98	75,000	7.98

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

In late 2005, the Financial Accounting Standards Board (FASB) staff issued Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss. Additionally, the FSP requires certain disclosures about unrealized losses which have not been recognized as other-than-temporary. This guidance did not have a material effect on the Company’s consolidated financial statements upon implementation on January 1, 2006.

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

In March 2006 the FASB issued SFAS No.156, “Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140” (SFAS 156). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations and to initially measure those servicing assets and servicing liabilities at fair value, if practicable. SFAS 156 permits an entity to measure each class of separately recognized servicing assets and servicing liabilities by either amortizing the servicing asset or liability and assessing the mortgage servicing asset or servicing liability for impairment at each reporting date. Alternatively, an entity may choose to measure the servicing asset or servicing liability at fair value at each reporting date and report changes in fair value in earnings in the period the changes occur. SFAS 156 permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. This statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. The Company is currently evaluating the potential impact this statement may have on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company as of and for the three-month and six-month periods ended June 30, 2006 should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and the accompanying Notes to Unaudited Condensed Consolidated Financial Statements included in this report.

The Company is a specialty finance company organized as a real estate investment trust (REIT) that invests in loans and securities consisting principally of single family residential and commercial mortgage loans. The Company finances these loans and securities through a combination of non-recourse securitization financing, repurchase agreements, and equity. Dynex employs financing in order to increase the overall yield on its invested capital.

The Company has an investment policy which is reviewed and approved annually by the Board of Directors. The investment policy provides the framework for the allocation of the Company’s investment capital into various funds or strategies, each with its own specific investment objective. These strategies or funds include a liquidity fund, consisting primarily of cash and equivalents, a fixed income fund, consisting primarily of high-quality mortgage securities, a residual investment fund, consisting of primarily credit-sensitive investments with structured leverage (securitization financing), and a strategic fund, consisting primarily of equity and equity-like investments. The Company currently manages the capital allocated to these strategies but is currently seeking joint-venture or other arrangements with money managers, Wall Street firms, other mortgage REITs, hedge funds, and specialty finance companies for leveraging their expertise and resources. To date the Company has had numerous discussions with potential third parties. The Company has sought and will continue to seek a diversification of its capital invested in credit-sensitive investments, predominantly its commercial mortgage securities.

The Company continued repurchasing its common shares during the quarter under the stock repurchase plan authorized by the Company's Board of Directors. The Company repurchased 12,260 shares of its common stock during the quarter at an average cost of $6.80 per share and may repurchase up to an additional 967,440 shares under the current Board authorization. Subject to the applicable securities laws and the terms of the Series D Preferred Stock designation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate and may be suspended or discontinued at any time.

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

Generally, single-family loans are considered impaired when they are 60-days past due. Commercial mortgage loans are evaluated on an individual basis for impairment. Generally, given its collateral dependent nature, a commercial loan with a debt service coverage ratio of less than one is considered impaired. However, based on information specific to a commercial loan, commercial loans with a debt service coverage ratio less than one may not be considered impaired; conversely, commercial loans with a debt service coverage ratio greater than one may be considered impaired. Certain of the commercial mortgage loans are covered by loan guarantees that limit the Company’s exposure on these loans. The level of allowance for loan losses required for these loans is reduced by the amount of applicable loan guarantees. The Company’s actual credit losses may differ from the estimates used to establish the allowance.

FINANCIAL CONDITION

Below is a discussion of the Company's financial condition.

(amounts in thousands except per share data)	June 30, 2006	December 31, 2005
Investments:
Securitized finance receivables, net	$668,143	$722,152
Securities	16,186	24,908
Other loans	4,674	5,282
Other investments	3,524	4,067

Non-recourse securitization financing	487,429	516,578
Repurchase agreements secured by securitization financing bonds	113,488	133,104
Repurchase agreements secured by securities	84	211

Shareholders’ equity	136,383	149,334
Common book value per share	7.76	7.65

Securitized finance receivables. Securitized finance receivables decreased to $668.1 million at June 30, 2006 compared to $722.2 million at December 31, 2005. This decrease of $54.1 million is primarily the result of $40.6 million of unscheduled and $10.8 million of scheduled principal payments on the loan collateral and $2.7 million of other items principally related to the liquidation of certain foreclosed securitized commercial loans.

Securities. Securities decreased during the six months ended June 30, 2006 by $8.7 million, to $16.2 million at June 30, 2006 from $24.9 million at December 31, 2005 due primarily to principal payments of $25.0 million received on securities during the period. This decrease was partially offset by $16.6 million of security purchases during the period. The Company sold $0.8 million of equity securities during the period for a gain of $0.1 million and had a net increase of $0.2 million in the net unrealized gain on securities.

Other investments. Other investments at June 30, 2006 consist primarily of a security collateralized by delinquent property tax receivables. Other investments decreased from $4.1 million at December 31, 2005 to $3.5 million at June 30, 2006. This decrease is primarily the result of collections on the tax liens and proceeds from the sale of real estate owned properties which totaled $1.0 million during the quarter. This decrease was partially offset by an increase in the unrealized gain of $0.3 million on the security and $0.2 million of capitalized recoverable advances.

Other loans. Other loans decreased by $0.6 million from $5.3 million at December 31, 2005 to $4.7 million at June 30, 2006 primarily as the result of scheduled and unscheduled pay-downs during the period.

Non-recourse securitization financing. Non-recourse securitization financing decreased $29.2 million, from $516.6 million at December 31, 2005 to $487.4 million at June 30, 2006. This decrease was primarily a result of principal payments of $26.6 million on the non-recourse securitization financing made from the collections on the related securitized finance receivables and a reduction in bond premium of approximately $3.1 million.

Repurchase Agreements. The balance of repurchase agreements declined to $113.6 million at June 30, 2006 from $133.3 million at December 31, 2005. The decrease was due to net repayments of $19.7 during the period as a result of principal received on the underlying investments being financed.

Shareholders’ equity. Shareholders' equity decreased to $136.4 million at June 30, 2006 from $149.3 million at December 31, 2005. This decrease was primarily the result of the redemption of 1,407,198 shares of Series D Preferred Stock and the repurchase of 32,560 shares of common stock during the six months ended June 30, 2006, which contributed to a $14.3 million decrease in equity, and the preferred stock dividend of $2.0 million. These decreases were partially offset by net income of $2.8 million for the period, a $0.4 million increase in net unrealized gains on securities and a $0.1 increase in equity for the fair value of the stock options granted to the members of the Company’s Board of Directors during the second quarter of 2006.

Supplemental Discussion of Investments

As further discussed below, the Company manages its investment portfolio on a net investment basis, consisting of the amortized cost basis or fair value of the investment less the associated external financing of the investment, if any. Below is the net basis of the Company's investments as of June 30, 2006. Excluded from this table are cash and cash equivalents, other assets, and other liabilities.

As the cash flows received on our investments are generally subordinate to the obligations under the associated financing of the investment, the investment portfolio is evaluated and managed based on the net capital invested in that particular investment. Net capital invested is generally defined as the cost basis of the investment net of the associated financing for that investment. For securitized finance receivables, because the securitization financing is recourse only to the finance receivables pledged and is, therefore, not a general obligation of the Company, the risk on the investment in securitized finance receivables from an economic point of view is limited to the Company's net retained investment in the securitization trust. Below is the net basis of Dynex's investments as of June 30, 2006. Included in the table is an estimate of the fair value of the net investment. The fair value of the net investment in securitized finance receivables is based on the present value of the projected cash flow from the collateral, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the securitization financing bonds owned by third parties. The fair value of securities is based on quotes obtained from third-party dealers, or from management estimates.

(amounts in thousands)	June 30, 2006
	Amortized cost basis	Financing	Net basis	Fair value of net basis (1)
Securitized finance receivables:
Single family mortgage loans	$139,456	$113,488	$25,968	$26,597
Commercial mortgage loans	543,556	487,429	56,127	39,944
Allowance for loan losses	(14,869)	-	(14,869)	-
	668,143	600,917	67,226	66,541
Securities:
Investment grade single-family	12,750	84	12,666	12,751
Non-investment grade single-family	641	-	641	641
Equity and other	2,795	-	2,795	2,795
	16,186	84	16,102	16,187

Other loans and investments	8,198	-	8,198	9,356

Total	$692,527	$601,001	$91,526	$92,084

(1)
Fair values are based on dealer quotes or bids from independent third parties, and where dealer quotes are not available fair values are calculated as the net present value of expected future cash flows, discounted at 16%. Fair value also includes capital invested in redeemed securitization financing bonds. Expected future cash flows were based on the forward LIBOR curve as of June 30, 2006, and incorporate the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Expected cash flows were also based on estimated prepayment speeds and credit losses on the underlying loans set forth in the table below. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.

The following table summarizes the assumptions used in estimating fair value for our net investment in securitized finance receivables and the cash flow related to those net investments at June 30, 2006.

(amounts in thousands)	Fair Value Assumptions
Loan type	Weighted-average prepayment speeds	Annual Losses	Weighted-Average Discount Rate	Projected cash flow termination date	Cash flows received in 2006 (1)

Single-family mortgage loans	30% CPR	0.2%	16%	Anticipated final maturity 2024	$ 1,667

Commercial mortgage loans (2)	(3)	0.8%	16%	(4)	$ 3,209

(1)	Represents the excess of the cash flows received on the collateral pledged over the cash flow requirements of the securitization financing bond security.
(2)	Includes loans pledged to three different securitization trusts.
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

The following table presents the Net Basis of Investments of $91,526 at June 30, 2006 and $106,516 at December 31, 2005 included in the table above by their rating classification. Investments in the unrated and non-investment grade classification include primarily other loans which do not have a rating but are substantially seasoned and are performing loans. Securitization over-collateralization generally includes the excess of the securitized finance receivable collateral pledged over the bonds issued by the securitization trust.

(amounts in thousands)	June 30, 2006	December 31, 2005

Cash and cash equivalents	$47,692	$45,235
Investments:
AAA rated and agency MBS fixed income securities	23,550	36,223
AA and A rated fixed income securities	4,996	6,480
Unrated and non-investment grade	11,834	11,781
Securitization over-collateralization	51,146	52,032
	$91,526	$106,516

RESULTS OF OPERATIONS

(amounts in thousands except per share information)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net interest income	$2,543	$2,732	$4,831	$7,189
(Provision for) recapture of loan losses	-	(664)	119	(2,925)
Net interest income after provision for losses	2,543	2,068	4,950	4,264
Impairment charges	-	(1,586)	-	(1,673)
Gain on sale of investments, net	116	9,552	140	9,850
General and administrative expenses	(1,165)	(1,398)	(2,492)	(2,890)
Net income	1,615	9,594	2,828	10,529
Preferred stock charge	(1,003)	(1,337)	(2,039)	(2,674)
Net income to common shareholders	612	8,257	789	7,855

Net income per common share:
Basic	$0.05	$0.68	$0.06	$0.65
Diluted	$0.05	$0.54	$0.06	$0.59

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005. The decrease in net income and net income per common share during the three months ended June 30, 2006 as compared to the same period in 2005 is primarily the result of a gain of $8.2 million on the sale of securitized finance receivables and a gain of $1.4 million on the sale of four healthcare mezzanine loans, which were realized during the three months ended June 30, 2005. The impact of those gains was partially offset by a $1.6 million impairment taken in 2005 on the Company’s investment in delinquent property tax receivable security. Gain on sale of investments for the three months ended June 30, 2006 include the gain from the sale of equity securities during the period.

Net interest income decreased from $2.7 million to $2.5 million for the quarter ended June 30, 2006 from the same period in 2005 primarily as a result of a decline in average interest earning assets for the three-month periods ended June 30, 2006 and 2005, and an increasing cost of funds, offset in part by an increase in the average yield on interest earning assets. The decline in average earning assets was primarily due to the sale of certain securitized finance receivables during the second quarter of 2005 and unscheduled principal collections on the Company’s securitized commercial mortgage loans. Net interest income after provision for loan losses for the three months ended June 30, 2006 increased to $2.5 million from $2.1 million for the same period for 2005. No provision for loan losses were recognized during the three months ended June 30, 2006 compared to $0.7 million for the second quarter of 2005 due primarily to the Company not needing to make any additional provisions for its securitized commercial loans during the quarter and decreased delinquencies in the Company's non-pool insured securitized single family loans.

General and administrative expense decreased to $1.2 million for the three-months ended June 30, 2006 from $1.4 million for the same period in 2005. This decrease was primarily the result of the reductions in expenses associated with the Company's tax lien servicing operations and a decline in litigation related expenses.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005. The decrease in net income and net income per common share during the six months ended June 30, 2006 as compared to the same period in 2005 is primarily the result of a gain of $8.2 million on the sale of securitized finance receivables and a gain of $1.4 million on the sale of four healthcare mezzanine loans were realized during the three months ended June 30, 2005, which was partially offset by a $1.7 million impairment taken in 2005 on the Company’s investment in delinquent property tax receivables.

Net interest income decreased from $7.2 million to $4.8 million for the six months ended June 30, 2006 from the same period in 2005 primarily as a result of a decline in average interest earning assets. The decline in average interst earning assets was primarily related to the sale of certain securitized finance receivables during the second quarter of 2005 and unscheduled principal collections on the Company securitized commercial mortgage loans. Net interest income after provision for loan losses for the six months ended June 30, 2006 increased to $4.9 million from $4.3 million for the same period for 2005. Provision for loan losses decreased from an expense of $2.9 million for the six months ended 2005 to a benefit of $0.1 million for the same period in 2006 due primarily to the Company not needing to make any additional provisions for its securitized commercial loans during the quarter and decreased delinquencies in the Company's non-pool insured securitized single family loans.

General and administrative expense decreased to $2.5 million for the six-months ended June 30, 2006 from $2.9 million for the same period in 2005. This decrease was primarily the result of the reductions in expenses associated with the Company's tax lien servicing operations and a decline in litigation related expenses.

The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented. Assets that are on non-accrual status are excluded from the table below for each period presented.

Average Balances and Effective Interest Rates

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
(amounts in thousands)	Average Balance	Effective Rate	Average Balance	Effective Rate	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-earning assets(1):
Securitized finance receivables(2) (3)	$684,483	7.61%	$945,090	7.16%	$700,873	7.65%	$1,085,971	7.17%
Cash	38,353	4.83%	35,841	2.56%	27,703	4.98%	44,489	2.38%
Securities	16,365	9.68%	71,854	5.02%	25,938	7.23%	72,614	5.33%
Other loans	4,909	13.33%	6,486	12.90%	5,046	10.71%	6,789	13.75%
Other investments	-	-%	4,756	19.35%	-	-%	6,075	19.83%
Total interest-earning assets	$744,110	7.55%	$1,064,027	6.95%	$759,560	7.56%	$1,215,938	6.98%

Interest-bearing liabilities:
Non-recourse securitization financing(3)	$491,666	8.13%	$731,625	7.73%	$499,530	8.31%	$939,569	6.97%
Repurchase agreements secured by securitization financing	118,025	5.11%	123,581	3.12%	123,085	4.92%	61,790	3.20%
Repurchase agreements	123	5.24%	57,177	3.02%	158	4.96%	63,197	2.80%
Total interest-bearing liabilities	$609,813	7.54%	$912,383	6.81%	$622,773	7.64%	$1,064,556	6.50%
Net interest spread on all investments(3)		0.01%		0.14%		(0.08)%		0.48%
Net yield on average interest-earning assets(3) (4)		1.38%		1.10%		1.30%		1.29%

(1)
Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to record available-for-sale securities at fair value.

(2)
Average balances exclude funds held by trustees of $7,473 and $251 for the three months ended June 30, 2006 and 2005, respectively, and $7,045 and $242 for the six months ended June 30, 2006 and 2005, respectively.

(3)
Effective rates are calculated excluding non-interest related securitization financing expenses. If included, the effective rate on interest-bearing liabilities would be 7.64% and 6.93% for the three months ended June 30, 2006 and 2005, respectively, and 7.75% and 6.65% for the six months ended June 30, 2006 and 2005, respectively.

(4)
Net yield on average interest-earning assets reflects net interest income excluding non-interest related securitization financing expenses divided by average interest earning assets for the period, annualized.

The net interest spread decreased 13 basis points, to 0.01% for the three months ended June 30, 2006 from 0.14% for the same period in 2005. The net yield on average interest earning assets for the three months ended June 30, 2006 increased to 1.38% from 1.10% for the same period in 2005 . The decline in the Company's net interest spread can be attributed primarily to an increase of 73 basis points in the effective rate on interest-bearing liabilities and an increase of 60 basis points in the effective rate on interest-earning assets, which are both principally a result of the sale of approximately $367.2 million of securitized finance receivables and the extinguishment of approximately $363.9 million of the related securitization financing bonds. The net yield on average interest earning assets in 2005 also includes interest income on the Company’s investment in delinquent property tax receivable securities for most of the quarter in 2005, but none in 2006, because the investment was placed on non-accrual at the end of May 2005.

The net interest spread decreased 56 basis points, to negative 0.08% for the six months ended June 30, 2006 from 0.48% for the same period in 2005. The net yield on average interest earning assets for the six months ended June 30, 2006 increased relative to the same period in 2005, to 1.30% from 1.29%. The decline in the Company's net interest spread can be attributed primarily to an increase of 114 basis points in the effective rate on interest-bearing liabilities, partially offset by an increase of 58 basis points in the effective rate on interest-earning assets. Amounts for 2005 in the above table include income recognized through May 2005 on the Company’s delinquent property tax receivables portfolio, which were placed on non-accrual at the end of May 2005. The effective rate on interest-earning assets was also negatiely impacted as a result of certain impaired securitized commercial loans being on non-accrual during the six months ended June 30, 2006, which decreased interest income for the six months ended 2006 by approximately $1.0 million from the amount that was recognized on those loans for the same period in 2005. There were also effective interest rate adjustments recorded in 2005 resulting in a decrease of $1.0 million from 2005.

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

	Three Months Ended June 30, 2006 vs. 2005
(amounts in thousands)	Rate	Volume	Total

Securitized finance receivables	$1, 043	$(4,913)	$(3,870)
Cash and cash equivalents	162	72	234
Securities	508	(1,014)	(506)
Other loans	7	(52)	(45)
Other investments	(115)	(115)	(230)

Total interest income	1,605	(6,022)	(4,417)

Securitization financing	965	(4,582)	(3,617)
Repurchase agreements	222	(656)	(434)

Total interest expense	1,187	(5,238)	(4,051)

Net interest income	$418	$(784)	$366

	Six Months Ended June 30, 2006 vs. 2005
(amounts in thousands)	Rate	Volume	Total

Securitized finance receivables	$2,555	$(14,628)	$(12,073)
Cash and cash equivalents	26	135	161
Securities	601	(1,599)	(998)
Other loans	(91)	(106)	(197)
Other investments	(301)	(301)	(602)

Total interest income	2,790	(16,499)	(13,709)

Securitization financing	4,084	(14,028)	(9,944)
Repurchase agreements	375	(1,261)	(886)

Total interest expense	4,459	(15,289)	(10,830)

Net interest income	$(1,669)	$(1,210)	$(2,879)

Note:  The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table excludes non-interest related dividends on equity securities, securitization financing expense, other interest expense and provision for credit losses.

For the six months ended June 30, 2005 compared to the same period for 2006, average interest-earning assets declined $456 million, or approximately 38%. Approximately 56% of that decline resulted from the derecognition of two securitization trusts collateralized by manufactured housing loans. Another large portion of such reduction relates to paydowns on the Company's adjustable-rate single-family mortgages.

Credit Exposures. The predominate securitization structure used by Dynex is non-recourse securitization financing, whereby loans and securities are pledged to a trust, and the trust issues bonds pursuant to an indenture. Generally these securitization structures use over-collateralization, subordination, third-party guarantees, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing as a form of credit enhancement. From an economic point of view, we generally have retained a limited portion of the direct credit risk in these securities. In many instances, we retained the “first-loss” credit risk on pools of loans that it has securitized.

The following table summarizes the aggregate principal amount of certain or our investments; the direct credit exposure we have retained (represented by the amount of over-collateralization pledged and subordinated securities we own), net of the credit reserves, premiums and discounts we maintain for such exposure; and the actual credit losses incurred for each quarter presented. Credit Exposure, Net of Credit Reserves is based on the credit risk retained by the Company for the loans and securities pledged to the securitization trust, from an economic point of view. The table includes any subordinated security retained by the Company if such subordinated security is rated below investment grade by one or more of the nationally recognized credit rating agencies. Credit Exposure, Net of Credit Reserves increased from the second quarter 2005 by $4.1 million and from the fourth quarter of 2005 by $2.1 million as the Company has amortized premiums on bonds issued and sold by the Company, which had previously been allocated for credit reserves. The actual credit loss in the second quarter of 2006 relates to a $7.8 million securitized commercial mortgage loan which was liquidated during the period.

The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $18.7 million and a remaining deductible aggregating $0.5 million on $17.6 million of securitized single-family mortgage loans which are subject to such reimbursement agreements; guarantees aggregating $16.7 million on $162.2 million of securitized commercial mortgage loans, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; and $41.0 million of securitized single-family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 93% on such policies before the Company would incur losses.

Credit Reserves and Actual Credit Losses

(amounts in millions)	Outstanding Loan Principal Balance	Credit Exposure, Net Of Credit Reserves	Actual Credit Losses	Credit Exposure, Net to Outstanding Loan Balance
2005, Quarter 2	$828.9	$29.0	$0.5	3.50%
2005, Quarter 3	786.5	29.3	0.3	3.73%
2005, Quarter 4	753.2	31.0	0.0	4.12%
2006, Quarter 1	724.4	32.0	0.5	4.42%
2006, Quarter 2	693.8	33.1	7.1	4.77%

The following tables summarize single-family mortgage loan and commercial mortgage loan delinquencies as a percentage of the outstanding commercial securitized finance receivables balance for those securities in which we have retained a portion of the direct credit risk. The delinquencies as a percentage of all outstanding securitized finance receivables balance have decreased to 6.7% at June 30, 2006 from 7.3% at June 30, 2005 primarily as a result of prepayment of one previously delinquent commercial mortgage loan and the liquidation of another at a $6.8 million loss, which was fully reserved. We monitor and evaluate our exposure to credit losses and have established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. At June 30, 2006, management believes the level of credit reserves is appropriate for currently existing losses within these loan pools.

Single family mortgage loan delinquencies as a percentage of the outstanding loan balance increased by approximately 1.04% to 8.28% at June 30, 2006 from 7.24% at June 30, 2005 and increased by 0.87% from 7.41% at December 31, 2005 as the unpaid principal balance of the portfolio declines. The following table provides the percentage of delinquent single family loans.

Single-Family Loan Delinquency Statistics

	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent (1)	Total
2005, Quarter 2	4.09%	0.69%	2.46%	7.24%
2005, Quarter 3	3.33%	1.43%	2.24%	7.00%
2005, Quarter 4	4.23%	0.61%	2.57%	7.41%
2006, Quarter 1	4.50%	0.85%	2.90%	8.25%
2006, Quarter 2	4.51%	1.09%	2.68%	8.28%

For commercial mortgage loans, the delinquencies as a percentage of the outstanding securitized finance receivables balance have decreased to 6.24% at June 30, 2006 from 6.90% at December 31, 2005, and from 7.33% at June 30, 2005, primarily due to a commercial loan with an unpaid principal balance of $7.8 million which was liquidated with a $6.8 million loss during the quarter.

Commercial Loan Delinquency Statistics

	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent(1)	Total
2005, Quarter 2	0.84%	0.71%	5.78%	7.33%
2005, Quarter 3	-%	1.50%	6.54%	8.04%
2005, Quarter 4	-%	0.25%	6.65%	6.90%
2006, Quarter 1	1.25%	-%	6.38%	7.63%
2006, Quarter 2	1.09%	-%	5.15%	6.24%

(1) Includes foreclosures, repossessions and real estate owned.

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

In March 2006 the FASB issued SFAS No.156, “Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140” (SFAS 156). This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations and to initially measure those servicing assets and servicing liabilities at fair value, if practicable. SFAS 156 permits an entity to measure each class of separately recognized servicing assets and servicing liabilities by either amortizing the servicing asset or liability and assessing the mortgage servicing asset or servicing liability for impairment at each reporting date. Alternatively, an entity may choose to measure the servicing asset or servicing liability at fair value at each reporting date and report changes in fair value in earnings in the period the changes occur. SFAS 156 permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. This statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006. The Company is currently evaluating the potential impact this statement may have on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations from a variety of sources. The Company’s primary source of funding its operations today is the cash flow generated from the investment portfolio, which includes net interest income and principal payments and prepayments on these investments. From the cash flow on its investment portfolio, the Company funds its operating overhead costs, including the servicing of its delinquent property tax receivables, pays the dividend on the Series D Preferred Stock and services any remaining recourse debt. The Company’s investment portfolio continues to provide positive cash flow, which can be utilized for reinvestment purposes.

Cash flow from the investment portfolio for the three and six months ended June 30, 2006 was approximately $10.2 million and $22.6 million, respectively, which includes approximately $6.9 million and $14.6 million, respectively, in principal payments on securities, including $500 thousand and $1.1 million, respectively, on the property tax receivable security. Such cash flow is after payment of principal and interest on the associated non-recourse securitization financing outstanding.

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

During the second quarter 2006, the Company utilized available capital to purchase $0.6 million in equity securities of other publicly-traded mortgage REITs, and additional short-term investments. At June 30, 2006, the Company had unused capacity on uncommitted repurchase agreement lines of approximately $13.0 million and cash and equivalents of $47.7 million, and other short-term instruments of $24.9 million. Cash flow from the investment portfolio is subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses.

The Company intends to maintain high levels of liquidity for the foreseeable future given the lack of compelling reinvestment opportunities as a result of the low level of interest rates, the flat yield curve, and the historically tight spreads on fixed income instruments. The Board of Directors of Dynex also approved the redemption of up to one million shares of common stock of Dynex, and through June 30, 2006, the Company had purchased 32,560 such shares at an average effective price of $6.75. The repurchase of shares of common stock is likely to continue if alternative uses of the capital are not available and if such repurchases are accretive to book value per common share.

The Company currently utilizes a combination of equity, securitization financing and repurchase agreement financing to finance its investment portfolio. Securitization financing is recourse only to the assets pledged as collateral to support the financing and is not otherwise recourse to the Company. The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At June 30, 2006, the Company had $483.4 million of non-recourse securitization financing outstanding, all of which carries a fixed rate of interest.

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

Economic Conditions. We are affected by general economic conditions. An increase in the risk of defaults and credit risk resulting from an economic slowdown or recession or other factors could result in a decrease in the value of our investments and the over-collateralization associated with our securitization transactions. As a result of our being heavily invested in short-term high quality investments; however, a worsening economy may potentially benefit the Company by creating opportunities for us to invest in assets that become distressed as a result of these worsening conditions. These changes could have an effect on our financial performance and the performance on our securitized loan pools.

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

Interest Rate Fluctuations. Our income and cash flow depends on our ability to earn greater interest on our investments than the interest cost to finance these investments. Interest rates in the markets served by us generally rise or fall with interest rates as a whole. Approximately $574 million of our investments, including loans and securities currently pledged as securitized finance receivables and securities, are fixed-rate and approximately $120 million of our investments are variable rate. We currently finance these fixed-rate assets through $487 million of fixed rate securitization financing and $114 million of variable rate repurchase agreements. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps; the related borrowing has no delayed resets or such interest rate caps.

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

Prepayments. Prepayments by borrowers on loans securitized by the Company may have an adverse impact on our financial performance. Prepayments are expected to increase during a declining interest rate or flat yield curve environment. Our exposure to rapid prepayments is primarily (i) the faster amortization of premium on the investments and, to the extent applicable, amortization of bond discount, and (ii) the replacement of investments in our portfolio with lower yielding investments.

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

Regulatory Changes. Our businesses as of and for the six months ended June 30, 2006 were not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect us and the performance of our securitized loan pools or its ability to collect on its delinquent property tax receivables. We are a REIT and are required to meet certain tests in order to maintain our REIT status as described in the discussion of “Federal Income Tax Considerations” in its Annual Report on Form 10-K for the year ended December 31, 2005. If we should fail to maintain our REIT status, we would not be able to hold certain investments and would be subject to income taxes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of our market risk management extends beyond derivatives to include all market risk sensitive financial instruments. As a financial services company, net interest margin comprises the primary component of the Company’s earnings and cash flows. The Company is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or re-price within specified periods.

The Company monitors the aggregate cash flow, projected net yield and estimated market value of its investment portfolio under various interest rate and prepayment assumptions. While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

The Company focuses on the sensitivity of its investment portfolio cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its interest income cash flow for the next twenty-four months assuming interest rates over such time period follow the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of June 30, 2006. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow. Cash flow changes from interest rate swaps, caps, floors or any other derivative instrument are included in this analysis.

The following table summarizes the Company’s net interest income cash flow and market value sensitivity analyses at June 30, 2006. These analyses represent management’s estimate of the percentage change in net interest margin cash flow and value expressed as a percentage change of shareholders' equity, given a shift in interest rates, as discussed above. Certain investments, with a carrying value of $3.5 million at June 30, 2006 are not considered to be interest rate sensitive and are excluded from the analysis below. The “Base” case represents the interest rate environment as it existed as of June 30, 2006. At June 30, 2006, one-month LIBOR was 5.33% and six-month LIBOR was 5.59%. The base case net interest margin cash flow is $15.8 million, excluding net interest margin on cash and cash equivalents, and $20.5 million, including net interest margin on cash and cash equivalents. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of “optionality.” The most significant option affecting our portfolio is the borrowers’ option to prepay the loans. The model applies prepayment rate assumptions representing management’s estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to our portfolio, and no change to Dynex’s liability structure. Historically, there have been significant changes in the Company’s investment portfolio and the liabilities incurred by the Company. As a result of anticipated prepayments on assets in the investment portfolio, there are likely to be such changes in the future.

	Projected Change in Net Interest Margin Cash Flow From Base Case
Basis Point Increase (Decrease) in Interest Rates	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents	Projected Change in Value, Expressed as a Percentage of Shareholders’ Equity

+200	(9.2)%	2.1%	(0.9)%
+100	(3.5)%	1.9%	(0.3)%
Base	-	-	-
-100	0.9%	(4.0)%	0.1%
-200	1.5%	(8.1)%	0.1%

The Company’s interest rate rise is related both to the rate of change in short-term interest rates and to the level of short-term interest rates. Approximately $574 million of Dynex’s investment portfolio as of June 30, 2006 is comprised of loans or securities that have coupon rates that are fixed. Approximately $120 million of its investment portfolio as of June 30, 2006 was comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 67%, 12% and 10% of the adjustable-rate loans underlying our securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR, one-year constant maturity treasury rate (CMT) and prime rate, respectively.

Generally, during a period of rising short-term interest rates, our net interest income earned and the corresponding cash flow on our investment portfolio will decrease. The decrease of the net interest spread results from (i) fixed-rate loans and investments financed with variable-rate debt, (ii) the lag in resets of the adjustable rate loans underlying the adjustable rate securities and securitized finance receivables relative to the rate resets on the associated borrowings and (iii) rate resets on the adjustable rate loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As to item (i), the Company has substantially limited its interest rate risk by match funding fixed rate assets and variable rate assets. As to item (ii) and (iii), as short-term interest rates stabilize and the adjustable-rate loans reset, the net interest margin may be partially restored as the yields on the adjustable-rate loans adjust to market conditions.

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

The Company and Dynex Commercial, Inc. (“DCI”), formerly an affiliate of the Company and now known as DCI Commercial, Inc., are appellees (or “respondents”) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al  (collectively, “BCM” or “the Plaintiffs”) versus Dynex Commercial, Inc. et al. Plaintiff’s appeal seeks to overturn a judgment in favor of the Company and DCI which denied recovery to Plaintiffs, and to have a judgment entered in favor of Plaintiffs based on a jury award for damages against the Company of $253, and against DCI for $2,200 or $25,600, all of which was set aside by the trial court.  In the alternative, Plaintiffs are seeking a new trial. The Court of Appeals heard the oral argument on the matter on April 18, 2006 but have not yet issued a ruling on the appeal.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A - Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”). The materialization of any risks and uncertainties identified in the Company's Forward Looking Statements contained herein together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on the Company's financial condition, results of operations and cash flows. See Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2005, the Company's Board of Directors authorized a common stock repurchase program under which the Company may purchase up to one million shares of its common stock. Subject to the applicable securities laws and the terms of the Series D Preferred Stock designation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate and may be suspended or discontinued at any time. The following table provides common stock repurchases made by or on behalf of the Company during the six months ended June 30, 2006.

Period		Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased under the Plan or Program
Beginning	Ending
April 1, 2006	April 30, 2006	2,500	$ 6.73	2,500	977,200
May 1, 2006	May 31, 2006	1,200	$ 6.84	1,200	976,000
June 1, 2006	June 30, 2006	8,560	$ 6.82	8,560	967,440

		32,560	$ 6.75	32,560	967,440

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On June 15, 2006, the Annual Meeting of shareholders was held to elect the members of the Board of Directors. The following table summarizes the results of those votes.

Director	For	Withheld
Common Share Votes
Thomas B. Akin	11,773,158	101,944
Daniel K. Osborne	11,772,447	102,655
Eric P. Von der Porten	11,771,217	103,885

Preferred Share Votes
Leon A. Felman	3,921,539	1,900
Barry Igdaloff	3,921,539	1,900

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date: August 14, 2006	/s/ Stephen J. Benedetti
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