Form 10-Q
period 2006-09-30
DYNEX CAPITAL INC
filed 2006-11-14
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period September 30, 2006

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
Yes ☐ No ☑

On September 30, 2006, the registrant had 12,131,262 shares outstanding of common stock, $.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$52,285	$45,235
Securitized finance receivables, net	362,629	722,152
Securities	14,968	24,908
Other investments	3,069	4,067
Other mortgage loans	4,289	5,282
Investment in joint venture	36,618	-
Other assets	5,817	4,332

	$479,675	$805,976

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Securitization financing:
Non-recourse securitization financing	$219,050	$516,578
Repurchase agreements secured by securitization financing	103,253	133,104
Repurchase agreements secured by securities	-	211
Obligation under payment agreement	16,369	-
Other liabilities	5,982	6,749
	344,654	656,642

Commitments and Contingencies (Note 12)

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized,
9.5% Cumulative Convertible Series D,
4,221,539 and 5,628,737 shares issued and outstanding, respectively,
($43,218 and $57,624 aggregate liquidation
preference, respectively)	41,749	55,666
Common stock, par value $0.01 per share, 100,000,000 shares authorized,
12,131,262 and 12,163,391 shares issued and outstanding, respectively	121	122
Additional paid-in capital	366,637	366,903
Accumulated other comprehensive income	440	140
Accumulated deficit	(273,926)	(273,497)
	135,021	149,334

	$479,675	$805,976

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income:
Securitized finance receivables	$11,863	$14,470	$38,888	$53,394
Securities	330	974	1,303	3,038
Other investments	613	124	1,303	1,255
Other loans	194	149	464	616
	13,000	15,717	41,958	58,303

Interest and related expenses:
Non-recourse securitization financing	8,236	12,716	29,425	47,226
Repurchase agreements	1,533	365	4,567	1,256
Obligation under payment agreement	121	-	121	-
Other	(59)	22	(155)	18
	9,831	13,103	33,958	48,500

Net interest income	3,169	2,614	8,000	9,803
(Provision for) recapture of loan losses	(67)	(1,622)	52	(4,547)

Net interest income after provision for loan losses	3,102	992	8,052	5,256

Equity in loss of joint venture	(1,661)	-	(1,661)	-
Loss on capitalization of joint venture	(1,194)	-	(1,194)	-
Gain (loss) on sale of investments, net	85	(48)	226	9,802
Impairment charges	-	(207)	-	(2,259)
Other income (expense)	433	(1,026)	662	331
General and administrative expenses	(980)	(1,610)	(3,473)	(4,500)

Net (loss) income	(215)	(1,899)	2,612	8,630
Preferred stock charge	(1,003)	(1,336)	(3,041)	(4,010)

Net (loss) income to common shareholders	$(1,218)	$(3,235)	$(429)	$4,620

Change in net unrealized gain/(loss) on:
Investments classified as available-for-sale	(148)	(116)	300	(4,464)
Hedge instruments	-	21	-	605

Comprehensive (loss) income	$(363)	$(1,994)	$2,912	$4,771

Net (loss) income per common share:
Basic and diluted	$(0.10)	$(0.27)	$(0.04)	$0.38

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net income	$2,612	$8,630
Adjustments to reconcile net income to cash
provided by operating activities:
(Recapture of) provision for loan loss	(52)	4,547
Equity in loss of joint venture	1,661
Impairment charges	-	2,259
Loss on capitalization of joint venture	1,194	-
Gain on sale of investments	(226)	(9,802)
Amortization and depreciation	246	1,425
Compensation expense for stock options	104	-
Net change in other assets and other liabilities	(576)	164
Net cash and cash equivalents provided by operating activities	4,963	7,223

Investing activities:
Principal payments received on investments	77,776	106,593
Purchase of securities and other investments	(17,221)	(45,572)
Payments received on securities, other investments and loans	27,816	51,767
Proceeds from sales of securities and other investments	2,129	20,297
Other	886	171
Net cash and cash equivalents provided by investing activities	91,386	133,256

Financing activities:
Principal payments on non-recourse securitization financing	(41,573)	(81,309)
Net (repayment of) borrowings under repurchase agreement	(30,062)	107,185
Redemption of securitization financing bonds	-	(195,653)
Retirement of common stock	(216)	-
Retirement of preferred stock	(14,072)	-
Dividends paid	(3,376)	(4,010)
Net cash and cash equivalents used for financing activities	(89,299)	(173,787)
Net increase (decrease) in cash and cash equivalents	7,050	(33,308)
Cash and cash equivalents at beginning of period	45,235	52,522
Cash and cash equivalents at end of period	$52,285	$19,214

Supplemental information:
Interest paid during the period	35,383	48,189
Non-cash transactions:
Acquisition of investment in joint venture	38,248	-

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006
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

In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

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

The Company has credit risk on loans in its portfolio as discussed in Note 4. An allowance for loan losses has been estimated and established for currently existing losses in the loan portfolio, which are deemed probable as to their occurrence. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses. Provisions made to increase or decrease the allowance for loan losses are presented as provision for losses in the accompanying condensed consolidated statements of operations. The Company’s actual credit losses may differ from those estimates used to establish the allowance.

Certain amounts for 2005 have been reclassified to conform to the presentation adopted in 2006.

NOTE 2 - NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted per common share basis. Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights and options to the extent that they are outstanding, using the treasury stock method, but only if these items are dilutive. The Series D preferred stock is convertible into one share of common stock for each share of preferred stock. The following table reconciles the numerator and denominator for both basic and diluted net income per common share for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Income	Weighted- Average Number Of Shares	Income	Weighted- Average Number Of Shares	Income	Weighted- Average Number Of Shares	Income	Weighted- Average Number Of Shares
Net (loss) income	$(215)		$(1,899)		$2,612		$8,630
Preferred stock charge	(1,003)		(1,336)		(3,041)		(4,010)
Net (loss) income to common shareholders	$(1,218)	12,130,836	$(3,235)	12,163,391	$(429)	12,143,549	$4,620	12,162,951

Net (loss) income per share:
Basic and diluted		$(0.10)		$(0.27)		$(0.04)		$0.38

Reconciliation of shares not included in calculation of earnings per share due to anti-dilutive effect
Series D preferred stock	$1,003	4,221,539	$(1,336)	5,628,737	$3,041	4,267,930	$(4,010)	5,628,737
Expense and incremental shares of stock appreciation rights	-	(63,902)	-	-	-	(70,615)	-	86
	$1,003	4,157,637	$(1,336)	5,628,737	$3,041	4,197,315	$(4,010)	5,628,823

NOTE 3 - SECURITIZED FINANCE RECEIVABLES

The following table summarizes the components of securitized finance receivables at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Collateral:
Commercial mortgage loans	$232,118	$570,199
Single-family mortgage loans	125,621	161,058
	357,739	731,257
Funds held by trustees, including funds held for defeasance	7,404	6,648
Accrued interest receivable	2,430	5,114
Unamortized discounts and premiums, net	(455)	(1,832)
Loans, at amortized cost	367,118	741,187
Allowance for loan losses	(4,489)	(19,035)
	$362,629	$722,152

The finance receivables are encumbered by non-recourse securitized financing as discussed in Note 9.

During the third quarter of 2006, Dynex contributed its interests in approximately $279,003 of securitized finance receivables and the associated securitization trust and approximately $254,454 in related securitization financing debt in exchange for an interest in the newly formed joint venture (see Note 8) and recognized a loss on the capitalization of the joint venture of $1,194.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The Company reserves for probable estimated credit losses on securitized finance receivables and other loans in its investment portfolio. The following table summarizes the aggregate activity for the allowance for loan losses for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Allowance at beginning of period	$14,869	$16,536	$19,035	$28,014
Provision for (recapture of) loan losses	67	1,622	(52)	4,547
Charge-offs, net of recoveries	(94)	(357)	(4,141)	(3,450)
Portfolio sold/transferred	(10,353)	-	(10,353)	(11,310)
Allowance at end of period	$4,489	$17,801	$4,489	$17,801

The Company identified $16,781 and $54,558 of impaired commercial mortgage loans at September 30, 2006 and December 31, 2005, respectively. The decline is primarily due to the contribution of one of the Company’s three commercial loan securitizations to a joint venture during the three months ended September 30, 2006, which resulted in the reversal of $10,353 of allowance for loan losses. In addition, performance of the underlying real estate collateralizing the impaired loans improved and six non-performing loans with a total unpaid balance of $12,177 liquidated during the nine-month period ended September 30, 2006.  At September 30, 2006 and December 31, 2005, the Company had approximately $3,195 and $39,758 of commercial mortgage loans that were sixty days or more delinquent.

NOTE 5 - OTHER INVESTMENTS

The following table summarizes the Company’s other investments at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Delinquent property tax receivable securities	$2,528	$3,220
Real estate owned	541	847
	$3,069	$4,067

Delinquent property tax receivable securities include an unrealized gain of $213 and $55 at September 30, 2006 and December 31, 2005, respectively. Real estate owned is acquired from foreclosures on delinquent property tax receivables. During the nine months ended September 30, 2006 and 2005, the Company collected an aggregate of $1,482 and $2,279, respectively, on delinquent property tax receivables and securities, including net sales proceeds from the related real estate owned.

NOTE 6 - SECURITIES

The following table summarizes the fair value of the Company’s securities classified as available-for-sale at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Fair Value	Effective Interest Rate	Fair Value	Effective Interest Rate
Securities, available-for-sale:
Fixed-rate mortgage securities	$12,246	7.27%	$22,900	6.14%
Equity securities	2,512		1,602
Other securities	-		320
	14,758		24,822
Gross unrealized gains	409		332
Gross unrealized losses	(199)		(246)
	$14,968		$24,908

NOTE 7 - OTHER LOANS

The following table summarizes Dynex’s carrying basis for other loans at September 30, 2006 and December 31, 2005, respectively.

	September 30, 2006	December 31, 2005
Single-family mortgage loans	$3,761	$4,825
Multifamily and commercial mortgage loan participations	971	995
	4,732	5,820
Unamortized discounts	(443)	(538)
	$4,289	$5,282

NOTE 8 - INVESTMENT IN JOINT VENTURE

On September 15, 2006, Issued Holdings Capital Corporation (“IHCC”), a wholly-owned subsidiary of the Company, DBAH Capital, LLC, a subsidiary of Deutsche Bank, A.G., and Dartmouth Investments, LLP formed a joint venture, Copperhead Ventures, LLC, in which the parties interest is 49.875%, 49.875% and 0.25%, respectively. In connection with the formation and initial capitalization of the joint venture, the Company contributed its interest in a commercial mortgage securitization trust issued by Commercial Capital Access One (“CCAO”), and additionally agreed under a payment agreement to make payments to the joint venture based on cash flows received by the Company from a second commercial mortgage securitization trust.

The Company’s interests in the commercial mortgage securitization trust contributed to the joint venture included three subordinate commercial mortgage backed securities and the redemption rights for all of the outstanding non-recourse securitization financing bonds issued by that trust. The contribution of these interests resulted in the derecognition of the related collateral of $279,003 and securitization financing of $254,454, the capitalization of $1,354 of accrued interest to which the Company retained the right to receive and the recognition of a loss of $1,194 for the quarter ended September 30, 2006.

The Company also entered into a payment agreement, which requires it to remit all of the cash flows received on its interests in a second commercial securitization to the joint venture. The Company has the right to repurchase this agreement from the joint venture at any time at its then fair value, and the Company has the right of first refusal should the joint venture decide to sell the agreement in the future. The Company has recorded an investment in and a liability to the joint venture equal to the estimated fair value of the future estimated cash flows of the trust. The difference between the gross cash flows and the recorded liability is amortized into interest expense using the effective interest method.

The total fair value of the consideration contributed by the Company for its interest in the joint venture was $37,281, which exceeded its proportionate share of the net assets of the joint venture at formation by $967. This difference is recorded in investment in joint venture and will be amortized over the estimated life of the joint venture as a charge to the Company’s equity in the earnings or loss of the joint venture.

The Company accounts for its investment in the joint venture using the equity method, under which it recognizes its proportionate share of the joint ventures earnings or loss and changes in accumulated other comprehensive income. The Company recorded $1,661 for its equity in the net loss of the joint venture and $18 for the increase in accumulated other comprehensive income of the joint venture for the quarter ended September 30, 2006. The joint venture’s loss related to the impairment of one of the joint venture’s commercial mortgage backed securities due to an increase in the estimate of the loss on the liquidation of a foreclosed loan collateralizing the security.

NOTE 9 - NON-RECOURSE SECURITIZATION FINANCING

Dynex, through limited-purpose finance subsidiaries, has issued bonds pursuant to indentures in the form of non-recourse securitization financing. Each series of securitization financing may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on securitized finance receivables and any reinvestment income thereon are used to make payments on the securitization financing (see Note 3). The obligations under the securitization financings are payable solely from the securitized finance receivables and are otherwise non-recourse to Dynex. The stated maturity date for each class of bonds is generally calculated based on the final scheduled payment date of the underlying collateral pledged. The actual maturity of each class will be directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption at Dynex’s option according to specific terms of the respective indentures. As a result, the actual maturity of any class of a series of securitization financing is likely to occur earlier than its stated maturity. If Dynex does not exercise its option to redeem a class or classes of bonds when it first has the right to do so, the interest rates on the bonds not redeemed will automatically increase by 0.30% to 0.83%.

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

The components of non-recourse securitization financing along with certain other information at September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006		December 31, 2005
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed-rate classes	$213,188	6.6% - 8.8%	$509,923	6.6% - 8.8%
Accrued interest payable	1,480		3,438
Deferred costs	(2,972)		(16,912)
Unamortized net bond premium	7,354		20,129
	$219,050		$516,578

Range of stated maturities	2024-2027		2009-2028
Number of series	2		3

At September 30, 2006, the weighted-average coupon on the fixed rate classes was 6.9%. The average effective rate on non-recourse securitization financing, which includes the amortization of the related bond premium and deferred costs, was 7.6%, and 7.4%, for the nine months ended September 30, 2006 and the year ended December 31, 2005, respectively.

As discussed in Note 3 and Note 8, the Company contributed its interest in a securitization trust to a joint venture during the quarter resulting in the derecognition of approximately $254,454 of non-recourse securitization financing.

NOTE 10 - REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments. The Company had repurchase agreements of $103,253 and $133,104, at September 30, 2006 and December 31, 2005, respectively, which are collateralized by certain of the Company’s retained interests in a prior securitization. The repurchase agreements mature monthly and have a weighted average rate of 0.10% over one-month LIBOR (5.37% at September 30, 2006). The securitization financing bonds collateralizing these repurchase agreements have a fair value of $118,570 at September 30, 2006 and pay interest at a blended rate of one-month LIBOR plus 0.10%.

Dynex has also utilized other recourse repurchase agreements to finance certain of its securities. These were all repaid during the three-months ended September 2006. There were $211 outstanding at December 31, 2005 which were collateralized by securities with a market value of $20,133.

NOTE 11 - PREFERRED STOCK

In January 2006, Dynex redeemed 1,407,198 shares of the outstanding 9.5% Series D Preferred stock with cash of $14,105.

At September 30, 2006 and December 31, 2005, the liquidation preference on the Preferred Stock was $43,218 and $57,624, respectively, and includes accrued dividends payable of $0.2375 per share or $1,003 and $1,337 at September 30, 2006 and December 31, 2005, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company and certain of its subsidiaries are defendants in litigation. The following discussion is the current status of the litigation.

GLS Capital, Inc. (“GLS”), a subsidiary of the Company, and the County of Allegheny, Pennsylvania (“Allegheny County”), are defendants in a lawsuit in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Plaintiffs allege that GLS illegally charged the taxpayers of Allegheny County certain attorney fees, costs and expenses, and interest in the collection of delinquent property tax receivables owned by GLS.  On October 27, 2006, the Court certified the class action status of the litigation, which was originally filed in 1998. In its Order, the Court left open the possible decertification of the class if the fees, costs and expenses charged by GLS are in accordance with public policy considerations as well as the statute and relevant ordinance.  The Company may seek to stay this action pending the outcome of other litigation before the Pennsylvania Supreme Court in which GLS is not directly involved but has filed an Amicus brief in support of the defendants.  Plaintiffs have not enumerated its damages in this matter, and the Company believes that the ultimate outcome of this litigation will not have a material impact on its financial condition, but may have a material impact on reported results for the particular period presented.

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

NOTE 13 - STOCK BASED COMPENSATION

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30,2005
Net (loss) income to common shareholders	$(3,235)	$4,620
Fair value method stock based compensation expense	2	(98)
Pro forma net (loss) income to common shareholders	$(3,233)	$4,522

Net (loss) income per common share:
Basic and diluted - as reported	$(0.27)	$0.38
Basic and diluted - pro forma	$(0.27)	$0.37

The following table presents a summary of the SAR activity for the Stock Incentive Plan:

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
SARs outstanding at beginning of period	203,297	$7.36	126,297	$7.81
SARs granted	-	-	77,000	6.61
SARs forfeited or redeemed	-	-	-	-
SARs exercised	-	-	-	-
SARs outstanding at end of period	203,297	$7.36	203,297	$7.36
SARs vested and exercisable	31,574	$7.81	31,574	$7.81

The following table presents a summary of the option activity for the Stock Incentive Plan:

	Three Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2006
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of period	75,000	$7.98	40,000	$8.46
Options granted	-	-	35,000	7.43
Options forfeited or redeemed	-	-	-	-
Options exercised	-	-	-	-
Options outstanding at end of period	75,000	$7.98	75,000	$7.98
Options vested and exercisable	75,000	$7.98	75,000	$7.98

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

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

On September 25, 2006, the FASB met and determined to propose a scope exception under FAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in FAS 133, as would securities purchased at a significant premium. The FASB plans to expose the proposed guidance for a 30-day comment period in the form of a FAS 133 Derivatives Implementation Issue in early November; re-deliberate the issue in December 2006 following the completion of the 30-day comment period, and issue their final position in early 2007.

The Company does not expect that the January 1, 2007 anticipated adoption of FAS 155 will have a material impact. However, to the extent that certain of the Company’s future investments in securitized financial assets do not meet the scope exception ultimately adopted by the FASB, the Company’s future results of operations may exhibit volatility as certain of its future investments may be marked to market value in their entirety through the income statement. Under the current accounting rules, changes in the market value of the Company’s investment securities are made through other comprehensive income, a component of stockholders’ equity.

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

In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to be Considered When Applying FASB Interpretation No.46(R)” (“FIN 46(R)-6”). FIN 46(R)-6 addresses the approach to determine the variability to consider when applying FIN 46(R). The variability that is considered in applying Interpretation 46(R) may affect (i) the determination as to whether an entity is a variable interest entity (“VIE”), (ii) the determination of which interests are variable in the entity, (iii) if necessary, the calculation of expected losses and residual returns on the entity, and (iv) the determination of which party is the primary beneficiary of the VIE. Thus, determining the variability to be considered is necessary to apply the provisions of Interpretation 46(R). FIN 46(R)-6 is required to be prospectively applied to entities in which the Company first become involved after July 1, 2006 and would be applied to all existing entities with which the Company is involved if and when a “reconsideration event” (as described in FIN 46) occurs. The Company is currently evaluating the impact of adopting FIN 46(R)-6 on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measures (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measures. This statement is effective as of the beginning of its first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact this statement may have on its financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses the SEC staff views regarding the process by which misstatements in financials statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its consolidated financials statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company as of and for the three-month and nine-month periods ended September 30, 2006 should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and the accompanying Notes to Unaudited Condensed Consolidated Financial Statements included in this report.

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

The Company has an Investment Policy which is reviewed and approved annually by the Board of Directors. The Investment Policy provides the framework for the allocation of the Company’s investment capital into various funds or strategies, each with its own specific investment objective. These strategies or funds include a liquidity fund, consisting primarily of cash and equivalents, a fixed income fund, consisting primarily of highly-quality mortgage securities, a residual investment fund, consisting of primarily credit-sensitive investments with structured leverage (securitization financing), and a strategic fund, consisting primarily of equity and equity-like investments. The Company currently manages the capital allocated to these strategies but is currently seeking joint venture or other arrangements with money managers, Wall Street firms, other mortgage REITs, hedge funds, and specialty finance companies for leveraging their expertise and resources. To date the Company has had numerous discussions with potential third parties.

During the three-months ended September 30, 2006, the Company entered into a joint venture with an affiliate of Deutsche Bank, A.G. The Company invested in the joint venture in order to leverage its internal investment capabilities and to gain access to additional investment opportunities primarily in mortgage-related investments and special situations. In connection with the initial formation of the joint venture, the Company contributed its interests in $279.0 million of securitized finance receivables (backed by commercial mortgage loans) which had been pledged to a trust and which secured $254.5 million in securitization financing. As a result of the contribution, the Company derecognized these amounts from its consolidated balance sheet, and recognized a loss of $1.2 million on the transfer to the joint venture. Also in connection with the formation of the joint venture, the Company agreed to remit cash flows that it receives on an additional $182.4 million in securitized finance receivables, which collateralizes $165.7 million in securitization financing, by recording an investment in the joint venture and a corresponding liability of $16.4 million to reflect this commitment. The $182.4 million in securitized finance receivables and the $165.7 million in securitization financing will continue to be carried in the Company’s financial statements. In return for the contributions discussed above, the Company received a 49.875% investment in the joint venture, an amount equal to that received by the Deutsche Bank affiliate. The Company’s aggregate initial investment in the joint venture was $38.3 million. The Company views this joint venture as a means of diversifying its risk in the investments contributed to the joint venture, and also as a means of partnering on equal terms with a much larger organization, which has greater resources and capital and access to more investment opportunities than the Company currently does.

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

Critical accounting policies are defined as those accounting policies that are reflective of significant judgments or uncertainties, and which may result in materially different results under different assumptions and conditions, or whose application may have a material impact on the Company’s financial statements. The following are the Company’s critical accounting policies.

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

Dynex considers an investment to be impaired if the fair value of the investment is less than its recorded cost basis. Impairments of other investments generally are considered to be other-than-temporary when the fair value remains below the carrying value for three consecutive quarters. If the impairment is determined to be other-than-temporary, an impairment charge is recorded in order to adjust the carrying value of the investment to its estimated value.

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

Generally, single-family loans are considered impaired when they are 60-days past due. Commercial mortgage loans are evaluated on an individual basis for impairment. Generally, given its collateral dependent nature, a commercial loan with a debt service coverage ratio of less than one is considered impaired. However, based on information specific to a commercial loan, commercial loans with a debt service coverage ratio less than one may not be considered impaired. Conversely, commercial loans with a debt service coverage ratio greater than one may be considered impaired. Certain of the commercial mortgage loans are covered by loan guarantees that limit the Company’s exposure on these loans. The level of allowance for loan losses required for these loans is reduced by the amount of applicable loan guarantees. The Company’s actual credit losses may differ from the estimates used to establish the allowance.

FINANCIAL CONDITION

Below is a discussion of the Company's financial condition.

(amounts in thousands except per share data)	September 30, 2006	December 31, 2005

Securitized finance receivables, net	$362,629	$722,152
Securities	14,968	24,908
Other mortgage loans	4,289	5,282
Other investments	3,069	4,067
Investment in joint venture	36,618	-

Non-recourse securitization financing	219,050	516,578
Repurchase agreements secured by securitization financing bonds	103,253	133,104
Obligation under payment agreement	16,369	-

Shareholders’ equity	135,021	149,334
Common book value per share	7.65	7.65

Securitized finance receivables. Securitized finance receivables decreased to $362.6 million at September 30, 2006 compared to $722.2 million at December 31, 2005. This decrease of $359.5 million is primarily the result of the contribution of receivables backed by commercial mortgage loans with an amortized cost basis of $279.0 million in connection with the establishment of an investment in joint venture discussed further below. Also contributing to the decrease in securitized finance receivables was $62.3 million of unscheduled and $15.5 million of scheduled principal payments on the loan collateral and $2.7 million of other items principally related to the liquidation of certain foreclosed securitized commercial mortgage loans.

Securities. Securities decreased during the nine months ended September 30, 2006 by $9.9 million, to $15.0 million at September 30, 2006 from $24.9 million at December 31, 2005 due primarily to principal payments of $26.1 million received on securities during the period. This decrease was partially offset by $17.2 million of security purchases during the period. The Company sold $1.5 million of equity securities during the period for a gain of $0.1 million and had a net increase of $0.2 million in the net unrealized gain on securities.

Other investments. Other investments at September 30, 2006 consist of a security collateralized by delinquent property tax receivables. Other investments decreased from $4.1 million at December 31, 2005 to $3.1 million at September 30, 2006. This decrease is primarily the result of collections on the tax liens and proceeds from the sale of real estate owned properties which totaled of $1.7 million during the quarter. This decrease was partially offset by an increase in the unrealized gain of $0.2 million on the security and $0.5 million of capitalized costs.

Other motgage loans. Other mortgage loans decreased by $1.0 million from $5.3 million at December 31, 2005 to $4.3 million at September 30, 2006 due primarily to scheduled and unscheduled pay-downs during the period.

Investment in joint venture. The Company acquired a 49.875% interest in a joint venture during the quarter in exchange for certain its interests in one commercial mortgage securitization trust and the execution of an obligation under payment agreement discussed further below.  The initial value ascribed to the investment in joint venture was $38.3 million. The investment in joint venture was reduced for the Company’s proportionate share of the joint venture’s losses for the quarter, which totaled $1.7 million and related to the impairment of one of the joint venture’s commercial mortgage backed securities due to an increase in the estimate of the loss on the liquidation of a foreclosed loan collateralizing the security.

Non-recourse securitization financing. Non-recourse securitization financing decreased $297.5 million, from $516.6 million at December 31, 2005 to $219.1 million at September 30, 2006. This decrease was primarily a result of the derecognition of $253.1 million of securitization financing, which were collateralized by the commercial mortgage loans contributed to a joint venture. Also contributing to this decrease were principal payments of $41.6 million on the non-recourse securitization financing made from the collections on the related securitized finance receivables and premium amortization of approximately $3.1 million.

Repurchase Agreements. The balance of repurchase agreements declined to $103.3 million at September 30, 2006 from $133.3 million at December 31, 2005. The decrease was due to net repayments of $30.0 during the period as a result of principal received on the underlying investments being financed.

Obligation under payment agreement. The increase in the balance is due to the Company entering an agreement to remit to a joint venture all of the cash flows received on its interests in a commercial securitization, CCAO Series 2, as part of the intial capitalization of the joint venture.

Shareholders’ equity. Shareholders' equity decreased to $135.0 million at September 30, 2006 from $149.3 million at December 31, 2005. This decrease was primarily the result of the redemption of 1,407,198 shares of Series D Preferred Stock and the repurchase of 32,560 shares of common stock during the nine months ended September 30, 2006, which contributed to a $14.3 million decrease in equity, and the preferred stock dividends of $3.0 million. These decreases were partially offset by net income of $2.6 million for the period, a $0.3 million increase in net unrealized gains on securities and a $0.1 increase in equity for the fair value of the stock options granted to the members of the Company’s Board of Directors during the second quarter of 2006.

Supplemental Discussion of Investments

As further discussed below, the Company manages its investment portfolio on a net investment basis, consisting of the amortized cost basis or fair value of the investment less the associated external financing of the investment, if any. Below is the net basis of the Company's investments as of September 30, 2006. Excluded from this table are cash and cash equivalents, other assets, and other liabilities.

As the cash flows received on the Company's investments are generally subordinate to the obligations under the associated financing of the investment, the investment portfolio is evaluated and managed based on the net capital invested in that particular investment. Net capital invested is generally defined as the cost basis of the investment net of the associated financing for that investment. For securitized finance receivables, because the securitization financing is recourse only to the finance receivables pledged and is, therefore, not a general obligation of the Company, the risk on the investment in securitized finance receivables from an economic point of view is limited to the Company's net retained investment in the securitization trust.

Below is the net basis of Dynex's investments as of September 30, 2006. The fair value of the net investment in securitized finance receivables is based on the present value of the projected cash flow from the collateral, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the securitization financing bonds owned by third parties. The fair value of securities is based on quotes obtained from third-party dealers, or from management estimates.  The fair value of investment in joint venture is based on the fair value of the assets held by the joint venture.  The fair value of other investments and loans is based on the projected cash flow from the collateral discounted at estimated market rates.

Estimated Fair Value of Net Investment
(amounts in thousands)	September 30, 2006
	Amortized cost basis	Financing	Net investment basis	Fair value of net investment basis (1)
Securitized finance receivables:
Single family mortgage loans	$127,951	$103,253	$24,698	$25,689
Commercial mortgage loans	239,167	235,419	3,748	3,610
Allowance for loan losses	(4,489)	-	(4,489)	-
	362,629	338,672	23,957	29,299
Securities:
Investment grade single-family	11,624	-	11,624	11,819
Non-investment grade single-family	452	-	452	608
Equity and other	2,683	-	2,683	2,541
	14,759	-	14,759	14,968

Investment in joint venture	36,618	-	36,618	35,651
Other investments and loans	7,145	-	7,145	8,232
Net unrealized gain	422	-	422	-

Total portfolio assets	$421,573	$338,672	$82,901	$88,150

(1)
Fair values are based on dealer quotes or bids from independent third parties, and where dealer quotes are not available fair values are calculated as the net present value of expected future cash flows, discounted at 16%. Expected future cash flows were based on the forward LIBOR curve as of September 30, 2006, and incorporate the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Expected cash flows were also based on estimated prepayment speeds and credit losses on the underlying loans set forth in the table below. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.  The fair value of the investment in joint venture represents the Company’s proportionate share of the net assets of the joint venture, which are recorded at estimated fair value on the joint venture’s books.

The following table summarizes the assumptions used in estimating fair value for our net investment in securitized finance receivables and the cash flow related to those net investments at September 30, 2006.

(amounts in thousands)	Fair Value Assumptions
Loan type	Weighted-average prepayment speeds	Annual Losses	Weighted-Average Discount Rate	Projected cash flow termination date	Cash flows received in 2006 (1)

Single-family mortgage loans	30% CPR	0.2%	16%	Anticipated final maturity 2024	$ 7,869

Commercial mortgage loans (2)	(3)	0.8% (5)	16%	(4)	$ 286

(1)	Represents the excess of the cash flows received on the collateral pledged over the cash flow requirements of the securitization financing bond security.
(2)	Includes loans pledged to a securitization trust.
(3)
Assumed constant prepayment rates (CPR) speeds generally are governed by underlying pool characteristics, prepayment lock-out provisions, and yield maintenance provisions. Loans currently delinquent in excess of 30 days are assumed liquidated in month six.

(4)	Cash flow termination dates are modeled based on the repayment dates of the loans or optional redemption dates of the underlying securitization financing bonds.
(5)	In addition to the constant default rate of 0.8%, loans which are currently greater than 30 days delinquent are assumed to take a 35% loss within six months.

The following table presents the Net Basis of Investments of $82,901at September 30, 2006 included in the “Estimated Fair Value of Net Investment” table above by their rating classification. Investments in the unrated and non-investment grade classification primarily include other loans that have not been given a rating but that are substantially seasoned and performing loans. Securitization over-collateralization generally includes the excess of the securitized finance receivable collateral pledged over the bonds issued by the securitization trust.

(amounts in thousands)	September 30, 2006

Cash and cash equivalents	$52,285
Investments:
AAA rated and agency MBS fixed income securities	21,611
AA and A rated fixed income securities	4,997
Unrated and non-investment grade	10,705
Securitization over-collateralization	8,970
Investment in joint venture	36,618
$82,901

Supplemental Discussion of Common Equity Book Value

The Company believes that its shareholders, as well as shareholders of other companies in the mortgage REIT industry, consider book value per common share an important measure. The Company’s reported book value per common share is based on the carrying value of the Company’s assets and liabilities as recorded in the consolidated financial statements in accordance with generally accepted accounting principles. A substantial portion of the Company’s assets are carried on a historical, or amortized, cost basis and not at estimated fair value. The table included in the “Supplemental Discussion of Investments”section above compares the amortized cost base of the Company’s investments to their estimated fair value based on assumptions set forth in the table.

The Company believes that book value per common share, adjusted to reflect the carrying value of investments at their fair value (hereinafter referred to as ‘Adjusted Common Equity Book Value), would also be a meaningful measure for its shareholders, representing effectively the estimated going-concern value for the Company. The following table calculates Adjusted Common Equity Book Value and Adjusted Common Equity Book Value per Share using the estimated fair value information contained in the “Estimated Fair Value of Net Investment” table above. The amounts set forth in the table in the Adjusted Common Equity Book Value column include all assets and liabilities of the Company at their estimated fair values, and exclude any value attributable to the Company’s tax net operating loss carryforwards and other matters that might impact the value of the Company.

	September 30, 2006
(amounts in thousands)	Book Value	Adjusted Book Value

Total portfolio assets (per table above)	$82,901	$88,150
Cash and cash equivalents	52,285	52,285
Other assets and liabilities, net	(165)	(165)
	135,021	140,270
Less: Preferred stock liquidation preference	(42,215)	(42,215)
Common equity book value and adjusted book value	$92,806	$98,015

Common equity book value per share and adjusted book value per share	$7.65	$8.08

RESULTS OF OPERATIONS

(amounts in thousands except per share information)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net interest income	$3,169	$2,614	$8,000	$9,803
(Provision for) recapture of loan losses	(67)	(1,622)	52	(4,547)
Net interest income after provision for losses	3,102	992	8,052	5,256
Equity in loss of joint venture	(1,661)	-	(1,661)	-
Loss on capitalization of joint venture	(1,194)	-	(1,194)	-
Gain (loss) on sale of investments, net	85	(48)	226	9,802
Impairment charges	-	(207)	-	(2,259)
Other income (expense)	433	(1,026)	662	331
General and administrative expenses	(980)	(1,610)	(3,473)	(4,500)
Net (loss) income	(215)	(1,899)	2,612	8,630
Preferred stock charge	(1,003)	(1,336)	(3,041)	(4,010)
Net (loss) income to common shareholders	(1,218)	(3,235)	(429)	4,620

Net (loss) income per common share:
Basic and diluted	$(0.10)	$(0.27)	$(0.04)	$0.38

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005. The decrease in net loss and net loss per common share during the three months ended September 30, 2006 as compared to the same period in 2005 is primarily the result of a decrease of $1.6 million in provision for loan losses and an increase in other income (expense) of $1.5 million. These increases were partially offset by the recognition by Dynex of its proportionate share of the losses, $1.7 million, incurred during the three months ended September 30, 2006 incurred as a result of its participation in a joint venture with Deutsche Bank. Provisions for loan losses in the commercial loan portfolio decreased compared to the three months ended September 30, 2005 by $1.2 million due to the contribution of a securitization backed by commercial loans to the joint venture. The $0.4 million decrease in provisions for loan losses in the single family loan portfolio is the consequence of decreases in delinquencies of non-pool insured loans. The $1.5 million increase in other income (expense) reflects prepayment penalty income on prepaid commercial loans recorded in the current quarter, funds relating to a securitization issued by the Company that were released by the trustee during the current quarter, the recognition in 2005 of an escrow claim relating to potentially uncollectible property tax receivables sold to a third party in 2005 and the recognition in 2005 of a third party claim on prepayment penalties on voluntarily prepaid commercial loans.

Net interest income increased from $2.6 million to $3.1 million for the quarter ended September 30, 2006 from the same period in 2005 primarily as a result of the stabilization of one-month LIBOR during the 2006 period. Interest expense decreased more quickly than interest income as interest rates on securitized finance receivables continued to reset higher while interest rates on variable-rate securitization financing leveled off during the current period, which resulted in an increase in net interest income of $0.6 million. Net interest income after provision for loan losses for the three months ended September 30, 2006 increased to $3.1 million from $1.0 million for the same period for 2005. Provision for loan losses of $0.1 million were recognized during the three months ended September 30, 2006 compared to $1.6 million for the third quarter of 2005 as explained above.

The loss on capitalization of the joint venture was $1.2 million for the quarter ended September 30, 2006. The Company’s interests in one of the commercial mortgage securitization trusts were contributed to the joint venture resulting in the derecognition of the related collateral of $279.0 million and securitization financing of $254.5 million and the capitalization of $1.4 million of accrued interest which the Company retained the right to receive.

General and administrative expense decreased to $1.0 million for the three-months ended September 30, 2006 from $1.6 million for the same period in 2005. This decrease was primarily the result of the reductions in expenses associated with the Company's tax lien servicing operations and a decrease in accounting expenses.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005. The decrease in net (loss) income and net (loss) income per common share during the nine months ended September 30, 2006 as compared to the same period in 2005 is primarily the result of a gain of $8.2 million on the sale of securitized finance receivables and a gain of $1.4 million on the sale of four healthcare mezzanine loans that were realized during the nine months ended September 30, 2005, a decrease in net interest income of $1.8 million, and a $1.7 million equity in loss of joint venture. These decreases in net income were partially offset by a reduction in impairment charges to zero versus a $1.7 million impairment charge recognized in 2005 on the Company’s investment in delinquent property tax receivables, a $4.6 million decrease in provision for loan losses and $1.0 million decrease in general and administrative expenses. The $4.6 million decrease in loan loss reserves resulted primarily from the transfer of commercial mortgage loans to a joint venture during the quarter ended September 30, 2006. General and administrative expense decreased due to the reductions in expenses associated with the Company's tax lien servicing operations and a decrease in accounting expenses.

Net interest income decreased from $9.8 million to $8.0 million for the nine months ended September 30, 2006 from the same period in 2005 essentially as a result of the sale in the second quarter of 2005 of two securitizations backed by manufactured housing loans. This sale resulted in the derecognition of $367.2 million in interest-earning assets and $363.9 million in interest-bearing liabilities. Net interest income after provision for loan losses for the nine months ended September 30, 2006 increased to $8.0 million from $5.3 million for the same period for 2005. Provision for loan losses decreased from an expense of $4.5 million for the nine months ended 2005 to a benefit of $0.1 million for the same period in 2006 due primarily to improvements in the performance of the commercial loan portfolio and decreased delinquencies in the Company's non-pool insured securitized single family loans.

General and administrative expense decreased to $3.5 million for the nine-months ended September 30, 2006 from $4.5 million for the same period in 2005. This decrease was primarily the result of the reductions in expenses associated with the Company's tax lien servicing operations and a decline in litigation related expenses. The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented. Assets that are on non-accrual status are excluded from the table below for each period presented.

Average Balances and Effective Interest Rates

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
(amounts in thousands)	Average Balance	Effective Rate	Average Balance	Effective Rate	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-earning assets(1):
Securitized finance receivables(2)	$563,518	8.41%	$788,361	7.34%	$654,585	7.92%	$986,768	7.21%
Cash	48,476	5.06%	16,543	2.99%	36,209	4.80%	35,173	2.47%
Securities	14,564	7.85%	81,894	4.66%	22,105	7.38%	75,707	5.09%
Other loans	4,596	16.90%	3,586	16.66%	4,894	12.65%	5,722	14.36%
Other investments	-	-%	-	-%	-	-%	4,050	19.83%
Total interest-earning assets	$631,154	8.21%	$890,384	7.05%	$717,793	7.77%	$1,107,420	7.00%

Interest-bearing liabilities:
Non-recourse securitization financing(3)	$393,009	8.15%	$546,030	8.00%	$463,633	8.27%	$808,389	7.20%
Repurchase agreements secured by securitization financing	109,808	5.46%	160,100	3.60%	118,611	5.07%	94,560	3.45%
Repurchase agreements	25	5.58%	39,646	3.61%	113	4.98%	53,713	3.08%
Total interest-bearing liabilities	$502,842	7.56%	$745,776	6.82%	$582,357	7.62%	$956,662	6.60%
Net interest spread on all investments		0.65%		0.23%		0.15%		0.40%
Net yield on average interest-earning assets (4)		2.16%		1.31%		1.58%		1.29%

(1) Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to record available-for-sale securities at fair value.
(2) Average balances exclude funds held by trustees of $7,419 and $2,479 for the three months ended September 30, 2006 and 2005, respectively, and $7,170 and $988 for the nine months ended September 30, 2006 and 2005, respectively.
(3) Effective rates are calculated excluding non-interest related securitization financing expenses. If included, the effective rate on interest-bearing liabilities would be 7.82% and 7.03% for the three months ended September 30, 2006 and 2005, respectively, and 7.77% and 6.76% for the nine months ended September 30, 2006 and 2005, respectively.
(4) Net yield on average interest-earning assets reflects net interest income excluding non-interest related securitization financing expenses divided by average interest earning assets for the period, annualized.

The net interest spread increased 41 basis points, to 0.64% for the three months ended September 30, 2006 from 0.23% for the same period in 2005. The net yield on average interest earning assets for the three months ended September 30, 2006 increased to 2.16% from 1.31% for the same period in 2005. The increase in the Company's net interest spread can be attributed primarily to an increase of 74 basis points in the effective rate on interest-bearing liabilities and an increase of 116 basis points in the effective rate on interest-earning assets, which are both principally a result of the sale of approximately $367.2 million of securitized finance receivables and the extinguishment of approximately $363.9 million of the related securitization financing bonds during the third quarter 2005 and the third quarter 2006 contribution of approximately $279.0 million of securitized finance receivables to a joint venture and the derecognition of approximately $254.5 million of the related securitization financing bonds. In addition, approximately $30 million of repurchase agreement financing outstanding at year-end 2005 was repaid in second and third quarters of 2006. These asset sales and repurchase agreement repayments resulted in the yields of remaining assets, which are unencumbered by financing expense, assuming a larger proportion of the net interest spread.

The net interest spread decreased 25 basis points, to 0.15% for the nine months ended September 30, 2006 from 0.40% for the same period in 2005. The net yield on average interest earning assets for the nine months ended September 30, 2006 increased relative to the same period in 2005, to 1.58% from 1.29%. The decline in the Company's net interest spread can be attributed primarily to an increase of 102 basis points in the effective rate on interest-bearing liabilities compared to an increase of 77 basis points in the effective rate on interest-earning assets. Amounts for 2005 in the above table include income recognized through May 2005 on the Company’s delinquent property tax receivables portfolio, which were placed on non-accrual at the end of May 2005. There were also effective interest rate adjustments recorded in 2005 resulting in a decrease of $1.3 million from 2005. The sale of approximately $367.2 million of securitized finance receivables and the extinguishment of approximately $363.9 million of the related securitization financing bonds during the third quarter of 2005, the third quarter of 2006 transfer of approximately $279.0 million of securitized finance receivables and the extinguishment of approximately $254.5 million of the related securitization financing bonds and the repayment in the second and third quarters 2006 of approximately $30 million of repurchase agreement financing outstanding at year-end 2005 resulted in a lower overall net interest spread.

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

	Three Months Ended September 30, 2006 vs. 2005
(amounts in thousands)	Rate	Volume	Total

Securitized finance receivables	$1,910	$(4,526)	$(2,616)
Cash and cash equivalents	128	361	489
Securities	445	(1,113)	(668)
Other loans	55	(10)	45

Total interest income	2,538	(5,288)	(2,750)

Securitization financing	797	(3,669)	(2,872)
Repurchase agreements	282	(647)	(365)

Total interest expense	1,079	(4,316)	(3,237)

Net interest income	$1,459	$(972)	$487

	Nine Months Ended September 30, 2006 vs. 2005
(amounts in thousands)	Rate	Volume	Total

Securitized finance receivables	$4,823	$(19,358)	$(14,535)
Cash and cash equivalents	631	20	651
Securities	1,050	(2,717)	(1,667)
Other loans	(29)	(122)	(151)
Other investments	(301)	(301)	(602)

Total interest income	6,174	(22,478)	(16,304)

Securitization financing	7,115	(19,946)	(12,831)
Repurchase agreements	426	(1,678)	(1,252)

Total interest expense	7,541	(21,624)	(14,083)

Net interest income	$(1,367)	$(854)	$(2,221)

Note:  The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table excludes non-interest related dividends on equity securities, securitization financing expense, other interest expense and provision for credit losses.

For the nine months ended September 30, 2005 compared to the same period for 2006, average interest-earning assets declined $390 million, or approximately 35%. Approximately 44% of that decline resulted from the derecognition in 2005 of two securitization trusts collateralized by manufactured housing loans. Another large portion of such reduction relates to paydowns on the Company's adjustable-rate single-family mortgages.

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

The following table summarizes the aggregate principal amount of certain or our investments; the direct credit exposure the Company has retained (represented by the amount of over-collateralization pledged and subordinated securities the Company owns), net of the credit reserves, premiums and discounts the Company maintains for such exposure; and the actual credit losses incurred for each quarter presented. Credit Exposure, Net of Credit Reserves is based on the credit risk retained by the Company for the loans and securities pledged to the securitization trust, from an economic point of view. The table includes any subordinated security retained by the Company if such subordinated security is rated below investment grade by one or more of the nationally recognized credit rating agencies. Credit Exposure, Net of Credit Reserves decreased from the third quarter 2005 by $7.8 million and from the fourth quarter of 2005 by $9.5 million as the result of the contribution of a securitization backed by commercial loans to a joint venture.

The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $17.0 million and a remaining deductible aggregating $0.6 million on $16.3 million of securitized single-family mortgage loans which are subject to such reimbursement agreements; guarantees aggregating $6.9 million on $74.1 million of securitized commercial mortgage loans, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; and $36.5 million of securitized single-family mortgage loans which are subject to various mortgage pool insurance policies whereby all expected losses would be recoverable.

Credit Reserves and Actual Credit Losses

($ in millions)	Outstanding Loan Principal Balance	Credit Exposure, Net Of Credit Reserves	Actual Credit Losses	Credit Exposure, Net to Outstanding Loan Balance
2005, Quarter 3	$786.5	$29.3	$0.3	3.73%
2005, Quarter 4	753.2	31.0	0.0	4.12%
2006, Quarter 1	724.4	32.0	0.5	4.42%
2006, Quarter 2	693.8	33.1	6.6	4.77%
2006, Quarter 3	378.2	21.5	0.1	5.68%

The following tables summarize single-family mortgage loan and commercial mortgage loan delinquencies as a percentage of the outstanding securitized finance receivables balance for those securities in which we have retained a portion of the direct credit risk. We monitor and evaluate our exposure to credit losses and have established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. At September 30, 2006, management believes the level of credit reserves is appropriate for currently existing losses within these loan pools.

Single family mortgage loan delinquencies as a percentage of the outstanding loan balance increased by approximately 1.67% to 8.67% at September 30, 2006 from 7.00% at September 30, 2005 and increased by 1.26% from 7.41% at December 31, 2005 due mostly to increased delinquencies in pool insured loans as the unpaid principal balance of the portfolio declines. The following table provides the percentage of delinquent single family loans.

Single-Family Loan Delinquency Statistics

	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent (1)	Total
2005, Quarter 3	3.33%	1.43%	2.24%	7.00%
2005, Quarter 4	4.23%	0.61%	2.57%	7.41%
2006, Quarter 1	4.50%	0.85%	2.90%	8.25%
2006, Quarter 2	4.51%	1.09%	2.68%	8.28%
2006, Quarter 3	4.56%	1.28%	2.83%	8.67%

For commercial mortgage loans, the delinquencies as a percentage of the outstanding securitized finance receivables balance have decreased to 1.33% at September 30, 2006 from 6.90% at December 31, 2005, and from 8.04% at September 30, 2005, primarily due to the previously discussed contribution of a commercial mortgage loan securitization trust in connection with the capitalization of a joint venture. Also, a commercial loan with an unpaid principal balance of $7.8 million which was liquidated with a $6.8 million loss during the second quarter 2006.

Commercial Loan Delinquency Statistics

	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent(1)	Total
2005, Quarter 3	-%	1.50%	6.54%	8.04%
2005, Quarter 4	-%	0.25%	6.65%	6.90%
2006, Quarter 1	1.25%	-%	6.38%	7.63%
2006, Quarter 2	1.09%	-%	5.15%	6.24%
2006, Quarter 3	-%	-%	1.33%	1.33%

(1) Includes foreclosures, repossessions and real estate owned.

RECENT ACCOUNTING PRONOUNCEMENTS

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

On September 25, 2006, the FASB met and determined to propose a scope exception under FAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in FAS 133, as would securities purchased at a significant premium. The FASB plans to expose the proposed guidance for a 30-day comment period in the form of a FAS 133 Derivatives Implementation Issue in early November; re-deliberate the issue in December 2006 following the completion of the 30-day comment period, and issue their final position in early 2007.

The Company does not expect that the January 1, 2007 anticipated adoption of FAS 155 will have a material impact. However, to the extent that certain of the Company’s future investments in securitized financial assets do not meet the scope exception ultimately adopted by the FASB, the Company’s future results of operations may exhibit volatility as certain of its future investments may be marked to market value in their entirety through the income statement. Under the current accounting rules, changes in the market value of the Company’s investment securities are made through other comprehensive income, a component of stockholders’ equity.

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

In April 2006, the FASB issued FSP FIN 46(R)-6, “Determining the Variability to be Considered When Applying FASB Interpretation No.46(R)” (“FIN 46(R)-6”). FIN 46(R)-6 addresses the approach to determine the variability to consider when applying FIN 46(R). The variability that is considered in applying Interpretation 46(R) may affect (i) the determination as to whether an entity is a variable interest entity (“VIE”), (ii) the determination of which interests are variable in the entity, (iii) if necessary, the calculation of expected losses and residual returns on the entity, and (iv) the determination of which party is the primary beneficiary of the VIE. Thus, determining the variability to be considered is necessary to apply the provisions of Interpretation 46(R). FIN 46(R)-6 is required to be prospectively applied to entities in which the Company first become involved after July 1, 2006 and would be applied to all existing entities with which the Company is involved if and when a “reconsideration event” (as described in FIN 46) occurs. The Company is currently evaluating the impact of adopting FIN 46(R)-6 on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measures (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measures. This statement is effective as of the beginning of its first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact this statement may have on its financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses the SEC staff views regarding the process by which misstatements in financials statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its consolidated financials statements.

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

Cash flow from the investment portfolio for the three and nine months ended September 30, 2006 was approximately $5.6 million and $28.2 million, respectively, which includes approximately $2.1 million and $16.7 million, respectively, in principal payments on securities, including $400 thousand and $1.5 million, respectively, on the property tax receivable security. Such cash flow is after payment of principal and interest on the associated non-recourse securitization financing outstanding.

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

During the second quarter 2006, the Company utilized available capital to purchase $0.6 million in equity securities of other publicly-traded mortgage REITs, and additional short-term investments. At September 30, 2006, the Company had unused capacity on uncommitted repurchase agreement lines of approximately $12.3 million and cash and equivalents of $52.3 million, and other short-term instruments of $46.9 million. Cash flow from the investment portfolio is subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses.

The Company intends to maintain high levels of liquidity for the foreseeable future given the lack of compelling reinvestment opportunities as a result of the low level of interest rates, the flat yield curve, and the historically tight spreads on fixed income instruments. The Board of Directors of Dynex also approved the redemption of up to one million shares of common stock of Dynex, and through September 30, 2006, the Company had purchased 32,560 such shares at an average effective price of $6.75. The repurchase of shares of common stock is likely to continue if alternative uses of the capital are not available and if such repurchases are accretive to book value per common share.

The Company currently utilizes a combination of equity, securitization financing and repurchase agreement financing to finance its investment portfolio. Securitization financing is recourse only to the assets pledged as collateral to support the financing and is not otherwise recourse to the Company. The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At September 30, 2006, the Company had $219.1 million of non-recourse securitization financing outstanding, all of which carries a fixed rate of interest.

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

Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

Reinvestment. Asset yields today are generally lower than those assets sold or repaid, due to lower overall interest rates and more competition for these assets. The Company has generally been unable to find investments which have acceptable risk adjusted yields. As a result, the Company’s net interest income has generally been declining, and may continue to decline in the future, resulting in lower earnings per share over time. In order to maintain our investment portfolio size and our earnings, the Company needs to reinvest a portion of the cash flows it receives into new interest earning assets. If the Company is unable to find suitable reinvestment opportunities, the net interest income on our investment portfolio and investment cash flows could be negatively impacted.

Economic Conditions. The Company is affected by general economic conditions. An increase in the risk of defaults and credit risk resulting from an economic slowdown or recession or other factors could result in a decrease in the value of our investments and the over-collateralization associated with our securitization transactions. As a result of our being heavily invested in short-term high quality investments, however, a worsening economy may potentially benefit the Company by creating opportunities for it to invest in assets that become distressed as a result of these worsening conditions. These changes could have an effect on our financial performance and the performance on our securitized loan pools.

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

Defaults. Defaults by borrowers on loans it securitized may have an adverse impact on our financial performance, if actual credit losses differ materially from our estimates or exceed reserves for losses recorded in the financial statements. The allowance for loan losses is calculated on the basis of historical experience and management’s best estimates. Actual default rates or loss severity may differ from our estimate as a result of economic conditions. Actual defaults on adjustable-rate mortgage loans may increase during a rising interest rate environment. In addition, commercial mortgage loans are generally large dollar balance loans, and a significant loan default may have an adverse impact on the Company’s financial results. Such impact may include higher provisions for loan losses and reduced interest income if the loan is placed on non-accrual.

Investment in Joint Venture. The Company has an investment in a joint venture with an affiliate of Deutsche Bank, which currently owns subordinate commercial mortgage-backed securities (“CMBS”) and cash. Defaults by borrowers on loans included in the CMBS in excess of those estimated may cause write-downs in the Company’s recorded investment in the joint venture. In addition, there can be no assurances that the joint venture will be able to find suitable investment alternatives for its capital, nor can there be assurances that the Company will meet its reinvestment and return hurdles.

Interest Rate Fluctuations. Our income and cash flow depends on our ability to earn greater interest on our investments than the interest cost to finance these investments. Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole. Approximately $239 million of our investments, including loans and securities currently pledged as securitized finance receivables and securities, are fixed-rate and approximately $110 million of our investments are variable rate. The Company currently finances these fixed-rate assets through $219 million of fixed rate securitization financing and $103 million of variable rate repurchase agreements. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps; the related borrowing has no delayed resets or such interest rate caps.

Third-party Servicers. Our loans and loans underlying securities are serviced by third-party service providers. As with any external service provider, the Company is subject to the risks associated with inadequate or untimely services. Many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in our delinquency rate that results from improper servicing or loan performance in general could harm our ability to securitize our real estate loans in the future and may have an adverse effect on our earnings.

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

Competition. The financial services industry is a highly competitive market in which the Company competes with a number of institutions with greater financial resources. In purchasing portfolio investments and in issuing securities, the Company competes with other mortgage REITs, investment banking firms, savings and loan associations, commercial banks, mortgage bankers, insurance companies, federal agencies and other entities, many of which have greater financial resources and a lower cost of capital than we do. Increased competition in the market and our competitors greater financial resources have adversely affected the Company, and may continue to do so. Competition may also continue to keep pressure on spreads resulting in the Company being unable to reinvest its capital at a satisfactory risk-adjusted basis.

Regulatory Changes. Our businesses as of and for the nine months ended September 30, 2006 were not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect us and the performance of our securitized loan pools or its ability to collect on its delinquent property tax receivables. The Company is a REIT and is required to meet certain tests in order to maintain its REIT status as described in the discussion of “Federal Income Tax Considerations” in its Annual Report on Form 10-K for the year ended December 31, 2005. If the Company should fail to maintain its REIT status, it would not be able to hold certain investments and would be subject to income taxes.

Other. The following risks, which are discussed in more detail in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, could also affect the Company’s results of operations, financial condition and cash flows:

•
The Company may be unable to invest in new assets with attractive yields, and yields on new assets in which the Company does invest may not generate attractive yields, resulting in a decline in its earnings per share over time.

•
The Company’s ownership of certain subordinate interests in securitization trusts subjects it to credit risk on the underlying loans, and the Company provides for loss reserves on these loans as required under GAAP.

•
Certain investments employ internal structural leverage as a result of the securitization process, and are in the most subordinate position in the capital structure, which magnifies the potential impact of adverse events on the Company’s cash flows and reported results.

•	The Company’s efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans or losses on its investments.

•	Prepayments of principal on its investments, and the timing of prepayments, may impact the Company’s reported earnings and our cash flows.

•	The Company finances a portion of its investment portfolio with short-term recourse repurchase agreements which subjects it to margin calls if the assets pledged subsequently decline in value.

•	The Company may be subject to the risks associated with inadequate or untimely services from third-party service providers, which may harm its results of operations.

•	Interest rate fluctuations can have various negative effects on the Company, and could lead to reduced earnings and/or increased earnings volatility.

•	The Company’s reported income depends on accounting conventions and assumptions about the future that may change.

•	Failure to qualify as a REIT would adversely affect the Company’s dividend distributions and could adversely affect the value of its securities.

•	Maintaining REIT status may reduce our flexibility to manage our operations.

•	The Company may fail to properly conduct its operations so as to avoid falling under the definition of an investment company pursuant to the Investment Company Act of 1940.

•	The Company is dependent on certain key personnel.

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

The Company focuses on the sensitivity of its investment portfolio cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its interest income cash flow for the next twenty-four months assuming interest rates over such time period follow the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of September 30, 2006. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow. Cash flow changes from interest rate swaps, caps, floors or any other derivative instrument are included in this analysis.

The following table summarizes the Company’s net interest income cash flow and market value sensitivity analyses at September 30, 2006. These analyses represent management’s estimate of the percentage change in net interest margin cash flow and value expressed as a percentage change of shareholders' equity, given a shift in interest rates, as discussed above. Certain investments, with a carrying value of $3.1 million at September 30, 2006 are not considered to be interest rate sensitive and are excluded from the analysis below. The “Base” case represents the interest rate environment as it existed as of September 30, 2006. At September 30, 2006, one-month LIBOR was 5.32% and six-month LIBOR was 5.37%. The base case net interest margin cash flow is $15.1 million, excluding net interest margin on cash and cash equivalents, and $22.2 million, including net interest margin on cash and cash equivalents. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of “optionality.” The most significant option affecting our portfolio is the borrowers’ option to prepay the loans. The model applies prepayment rate assumptions representing management’s estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to our portfolio, and no change to Dynex’s liability structure. Historically, there have been significant changes in the Company’s investment portfolio and the liabilities incurred by the Company. As a result of anticipated prepayments on assets in the investment portfolio, there are likely to be such changes in the future.

	Projected Change in Net Interest Margin Cash Flow From Base Case
Basis Point Increase (Decrease) in Interest Rates	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents	Projected Change in Value, Expressed as a Percentage of Shareholders’ Equity

+200	(5.6)%	9.1%	(0.5)%
+100	(1.7)%	5.3%	(0.1)%
Base	-	-	-
-100	0.9%	(5.8)%	0.1%
-200	3.0%	(10.9)%	0.2%

The Company’s interest rate rise is related both to the rate of change in short-term interest rates and to the level of short-term interest rates. Approximately $239 million of Dynex’s investment portfolio as of September 30, 2006 is comprised of loans or securities that have coupon rates that are fixed. Approximately $110 million of its investment portfolio as of September 30, 2006 was comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 67%, 11% and 10% of the adjustable-rate loans underlying our securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR, one-year constant maturity treasury rate (CMT) and prime rate, respectively.

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

(b) Changes in internal controls.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company and certain of its subsidiaries are defendants in litigation. The following discussion is the current status of the litigation.

GLS Capital, Inc. (“GLS”), a subsidiary of the Company, and the County of Allegheny, Pennsylvania (“Allegheny County”), are defendants in a lawsuit in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court”).  Plaintiffs allege that GLS illegally charged the taxpayers of Allegheny County certain attorney fees, costs and expenses, and interest in the collection of delinquent property tax receivables owned by GLS.  On October 27, 2006, the Court certified the class action status of the litigation, which was originally filed in 1998. In its Order, the Court left open the possible decertification of the class if the fees, costs and expenses charged by GLS are in accordance with public policy considerations as well as the statute and relevant ordinance.  The Company may seek to stay this action pending the outcome of other litigation before the Pennsylvania Supreme Court in which GLS is not directly involved but has filed an Amicus brief in support of the defendants.  Plaintiffs have not enumerated its damages in this matter, and the Company believes that the ultimate outcome of this litigation will not have a material impact on its financial condition, but may have a material impact on reported results for the particular period presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2005, the Company's Board of Directors authorized a common stock repurchase program under which the Company may purchase up to one million shares of its common stock. Subject to the applicable securities laws and the terms of the Series D Preferred Stock designation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate and may be suspended or discontinued at any time. There were no common stock repurchases made by or on behalf of the Company during the quarter ended September 30, 2006.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

10.1	Limited Liability Company Agreement of Copperhead Ventures, LLC dated September 8, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment)
31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date: November 14, 2006	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President and Chief Operating Officer
(Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

10.1	Limited Liability Company Agreement of Copperhead Ventures, LLC dated September 8, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment)
31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.