Form 10-K
period 2006-12-31
DYNEX CAPITAL INC
filed 2007-04-02
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Yes ☐ No ☑

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $66,263,355 based on a closing sales price on the New York Stock Exchange of $6.84.

Common stock outstanding as of February 28, 2007 was 12,131,262 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2006, are incorporated by reference into Part III.

DYNEX CAPITAL, INC.
2006 FORM 10-K ANNUAL REPORT

i

PART I

In this annual report on Form 10-K, we refer to Dynex Capital, Inc. and its subsidiaries as “we,” “us,” “Dynex,” or “the Company,” unless specifically indicated otherwise.

ITEM 1. BUSINESS

GENERAL

Dynex Capital, Inc., together with its subsidiaries, is a specialty finance company organized as a mortgage real estate investment trust (REIT) that invests in loans and fixed income securities consisting principally of single-family residential and commercial mortgage loans. We finance these loans and securities through a combination of non-recourse securitization financing, repurchase agreements, and equity. We employ financing in order to increase the overall yield on our invested capital. Our ownership of these investments, and the use of leverage, exposes us to certain risks, including, but not limited to, credit risk, interest-rate risk, margin call risk, and prepayment risk, which are discussed in more detail in ITEM 1A - RISK FACTORS.

We own both investment grade (credit rating of “BBB-” or higher) and non-investment grade investments. As it relates to our current investment portfolio, our ownership of non-investment grade securities is generally in the form of the first-loss or subordinate classes of securitization trusts. In securitization trusts, loans and securities are pledged to a trust, and the trust issues bonds (referred to as non-recourse securitization financing) pursuant to an indenture. We have typically been the sponsor of the trust and have retained the lowest-rated bond classes in the trust, often referred to as subordinate bonds or overcollateralization. While all of the loans collateralizing the trust are consolidated in our financial statements, the performance of our investment depends on the performance of the subordinate bonds and overcollateralization we retained. The overall performance of the our retained interests in these trusts is principally dependent on the credit performance of the underlying assets. Most of the investments which we own were originated by us and are considered highly seasoned.

In recent years, our focus has been on deleveraging our balance sheet, converting non-core assets to cash while reducing our exposure to credit risk and increasing our investable capital. In order to deleverage our balance sheet, we sold certain non-core assets (i.e., assets that we no longer consider part of our core investment strategy), such as manufactured housing loans and a delinquent property tax receivable portfolio, and contributed our interests in a commercial mortgage loan securitization trust to a joint venture in which we own slightly less than 50%. As a result, since 2004, we have had an overall reduction in investments of $934 million, reduced our net credit exposure on non-investment grade investments by $17.5 million and our leverage ratio has declined from 4.4x to 2.4x at December 31, 2005 and 2006, respectively.

As we have sold investments or investments have otherwise paid-down, as mentioned above, we have not found compelling investment opportunities in REIT eligible assets with what we believe to be reasonable risk-adjusted returns. This has primarily been a result of:

•	inversion of the yield curve, making it more difficult for us to earn net interest income on leveraged investments;
•	low risk premiums on these assets, resulting in lower risk-adjusted returns; and
•	competition for these assets, primarily from hedge funds, financial institutions, foreign investors, other REITS and money managers.

Given the continued challenging investment environment for traditional REIT investments, we are actively seeking opportunities to partner with others in order to leverage our capital and expertise. We have also retained an investment advisor to assist us in identifying potential partners and other investment opportunities.

In light of the lack of compelling investment opportunities, we used some of our investable capital to redeem approximately $14 million, or 25%, of our then outstanding 9.50% Series D Preferred Stock in January 2006. We also repurchased 32,560 shares of our common stock during 2006, under a stock repurchase plan approved by our Board of Directors, which authorizes us to repurchase up to one million shares of our common stock.

As a REIT, we are required to distribute to stockholders as dividends at least 90% of our taxable income, which is our income as calculated for tax, after consideration of any tax net operating loss (NOL) carrryforwards. However, unlike other mortgage REITs, our required REIT income distributions are likely to be limited well into the future due to the reduction of our future taxable income by our tax net operating loss (NOL) carryforwards, which were an estimated $153 million at December 31, 2006, although we have not finalized our 2006 federal income tax return. As a result, we anticipate being able to invest our capital and compound the returns on an essentially tax-free basis for the foreseeable future. Over the long-term this will allow us to increase our book value per common share while potentially utilizing a lower risk investment strategy than some of our competitors would have to utilize in order to achieve similar results.

We were incorporated in the Commonwealth of Virginia in 1987, and began operations in 1988.

BUSINESS MODEL AND STRATEGY

As a mortgage REIT, we seek to generate net interest income from our investment portfolio. We seek investment assets which have an acceptable rate of return. We earn the excess of the interest income on our investment assets over the costs of the financing of those assets. The net interest income on our existing investment portfolio is directly impacted by the credit performance of the underlying loans and securities, and to a lesser extent, by the level of prepayments of the underlying loans and securities, and by changes in interest rates. Net interest income is also dependent on our investment strategy and the reinvestment rate for our investable capital. We intend to invest in assets, and structure the financing of these assets, in such a way that will generate reasonably stable net interest income in a variety of prepayment, interest rate and credit environments. Our business model and strategy have inherent risks, a discussion of these risks is provided in ITEM 1A - RISK FACTORS below.

We have an investment policy which governs the allocation of capital between short-term, highly liquid investments, investment grade fixed income investments, subordinate and credit sensitive investments, and strategic investments. Strategic investments are investments in equity and equity-like securities of other companies, including other mortgage REITs. Strategic investments may or may not be qualifying investments for the respective REIT tests described in Federal Income Tax Considerations below. Our capital allocations are reviewed annually by the Board of Directors, and are adjusted for a variety of factors, including, but not limited to, the current investment climate, the current interest-rate environment, competition, and our desire for capital preservation.

In the current investment environment, we believe that expanding our ability to source and analyze investments through joint ventures and other arrangements with qualified partners is the best means to identify compelling investment opportunities. Towards this goal, we have entered into a joint venture with DBAH Capital, LLC, which is an affiliate of Deutsche Bank AG, and hired Sandler O’Neill & Partners, LLP (Sandler O’Neill) to expand our access to investment opportunities. We continue to seek additional opportunities to partner with other mortgage REITs, hedge funds, money mangers, Wall Street firms and specialty finance companies to further leverage our resources. We continue to evaluate investment opportunities generated internally, as well as through our relationship with our business partners. While the investment environment has recently improved, reflected by increasing risk premiums on assets, there can be no assurances that acceptable risk-adjusted investment opportunities will be found.

Our tax NOL carryforwards limit the distributions we would otherwise be required to make in order to maintain our REIT status; however, our Series D Preferred Stock requires the payment of a quarterly dividend. If the Series D Preferred Stock dividend is not paid for a period of two consecutive quarters, the Series D Preferred Stock will automatically convert into senior notes. While we will regularly evaluate whether to pay dividends on our common stock, it is currently our intention to not distribute any net income to common shareholders, that absent our NOL carryforwards we would be required to distribute, in order to organically grow our investment portfolio and book value. At December 31, 2006, common book value was $94.3 million or $7.78 per common share. By utilizing our NOL carryforwards of approximately $153 million as of December 31, 2006 to offset distributions of REIT taxable income to common shareholders that would otherwise be required, we could increase common book value by $153 million to approximately $247 million, or more than $20 per common share, before we would be required to make a distribution to our common shareholders. We have not yet finalized our tax results for 2006, but we anticipate utilizing a small amount (less than 1%) of our NOL carryforward to offset ordinary taxable income in excess of the Series D Preferred Stock dividends paid during 2006. Although we do not foresee any issues with our ability to use our NOL carryforwards to offset future taxable income, there are circumstances that could restrict our ability to do so, which include restrictions based on changes in our ownership. While we are retaining amounts that otherwise would be distributed to shareholders, we believe that this will enhance overall common shareholder value over the longer term.

COMPETITION

The financial services industry in which we compete is a highly competitive industry with a number of institutions with greater financial resources. In making investments and financing those investments, we compete with other mortgage REITs, specialty finance companies, investment banking firms, savings and loan associations, commercial banks, mortgage bankers, insurance companies, federal agencies, foreign investors, and other entities, many of which have greater financial resources and a lower cost of capital than we do. Increased competition in the market and our competitors’ greater financial resources have driven down returns on investments and have adversely impacted our ability to invest our capital on an acceptable risk-adjusted basis, and may continue to do so for the foreseeable future.

AVAILABLE INFORMATION

Our website address is www.dynexcapital.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, free of charge through our website.

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

FEDERAL INCOME TAX CONSIDERATIONS

We believe that we have complied with the requirements for qualification as a REIT under the Internal Revenue Code (the “Code”). The REIT rules generally require that a REIT invest primarily in real estate-related assets, that our activities be passive rather than active and that we distribute annually to our shareholders substantially all of our taxable income, after certain deductions, including deductions for NOL carryforwards. We could be subject to income tax if we failed to satisfy those requirements or if we acquired certain types of income-producing real property. For the foreseeable future, we intend to offset taxable income with our NOL carryforwards, enabling us to retain the taxable income generated for reinvestment opportunities and our future growth.

We use the calendar year for both tax and financial reporting purposes. There may be differences between taxable income and income computed in accordance with generally accepted accounting principles in the United States of America (“GAAP”). These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes. We currently have tax operating loss carryforwards of approximately $153 million, which expire between 2019 and 2025. We also had excess inclusion income of $1.9 million from our ownership of certain residual investments. Excess inclusion income cannot be offset by NOL carryforwards, so in order to meet REIT distribution requirements, we must distribute all of our excess inclusion income.

Failure to satisfy certain Code requirements could cause us to lose our status as a REIT. If we failed to qualify as a REIT for any taxable year, we may be subject to federal income tax (including any applicable alternative minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders. We could, however, utilize our NOL carryforward to offset any taxable income. In addition, given the size of our NOL carryforward, we could pursue a business plan in the future in which we would voluntarily forego our REIT status. If we lost or otherwise surrendered our status as a REIT, we could not elect REIT status again for five years. Several of our investments in securitization finance receivables have ownership restrictions limiting their ownership to REITs. Therefore, if we chose to forego our REIT status, we would have to sell these investments or otherwise provide for REIT ownership of these investments.

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

Sources of Income. To continue qualifying as a REIT, we must satisfy two distinct tests with respect to the sources of our income: the “75% income test” and the “95% income test.” The 75% income test requires that we derive at least 75% of our gross income (excluding gross income from prohibited transactions) from certain real estate-related sources. In order to satisfy the 95% income test, 95% of our gross income for the taxable year must consist of either income that qualifies under the 75% income test or certain other types of passive income.

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

EMPLOYEES

As of December 31, 2006, including our subsidiaries, we had 17 employees. Our relationship with our employees is good. None of our employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees. Effective February 28, 2007, GLS Capital Services, Inc., our tax lien servicing subsidiary, headquartered in Pittsburgh, Pennsylvania, ceased operations and the five employees there were terminated.

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

Many of the loans that we own have been pledged to securitization trusts which employ a high degree of internal structural leverage and concentrated credit, interest rate, prepayment, or other risks. We have generally retained the most subordinate classes of the securitization trust. As a result of these factors, net interest income and cash flows on our investments will vary based on the performance of the assets pledged to the securitization trust. In particular, should assets meaningfully underperform as to delinquencies, defaults, and credit losses, it is possible that cash flows which may have otherwise been paid to us as a result of our ownership of the subordinate interests may be retained within the securitization trust. No amount of risk management or mitigation can change the variable nature of the cash flows and financial results generated by concentrated risks in our investments. None of our existing securities at December 31, 2006 have reached these predetermined levels, but such levels could be reached in the future.

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

Our existing investments have been declining as we have sold investments or assets have otherwise paid down. The yields on the new investments purchased have generally been lower than the yield on those assets sold or repaid, due to lower overall interest rates and more competition for these assets. We have generally been unable to find investments which have acceptable risk adjusted yields. As a result, our net interest income has been declining, and may continue to decline in the future, resulting in lower earnings per share over time. In order to maintain our investment portfolio size and our earnings, we need to reinvest a portion of the cash flows we receive into new interest earning assets. We have been investing our available capital in short duration high credit quality assets and will continue to do so until the risk adjusted yields on available investments are more attractive.

Prepayments of principal on our investments, and the timing of prepayments, may impact our reported earnings and our cash flows.

We own many of our securitization finance receivables and have issued associated securitization financing bonds at premiums or discounts to their principal balances. Prepayments of principal on loans and the associated bonds, whether voluntary or involuntary, impact the amortization of premiums and discounts under the effective yield method of accounting that we use for GAAP accounting. Under the effective yield method of accounting, we recognize yields on our assets and effective costs of our liabilities based on assumptions regarding future cash flows. Variations in actual cash flows from those assumed as a result of prepayments, and subsequent changes in future cash flow expectations will cause adjustments in yields on assets and costs of liabilities which could contribute to volatility in our future results.

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

We have only one Executive Officer, Stephen J. Benedetti, who serves as our Executive Vice President and Chief Operating Officer. We currently do not have a Chief Executive Officer, President, or Chief Financial Officer. Mr. Benedetti previously served as our Chief Financial Officer. Mr. Benedetti has been with us since 1994 and has extensive knowledge of us, our operations, and our current investment portfolio. He also has extensive experience in managing a portfolio of mortgage-related investments and as an executive officer of a publicly-traded mortgage REIT. The loss of Mr. Benedetti could have an adverse effect on our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC Staff.

ITEM 2. PROPERTIES

Our executive and administrative offices and operations offices are both located in Glen Allen, Virginia, on properties leased by us. The address is 4551 Cox Road, Suite 300, Glen Allen, Virginia 23060. As of December 31, 2006, we leased 8,244 square feet. The term of the lease runs to May 2008 but may be renewed at our option for three additional one-year periods at substantially similar terms.

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

One of our subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania (“Allegheny County”), are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court of Common Pleas”).  Plaintiffs allege that GLS illegally charged the taxpayers of Allegheny County certain attorney fees, costs and expenses, and interest, in the collection of delinquent property tax receivables owned by GLS.  Plaintiffs were seeking class certification status, and in October 2006, the Court of Common Pleas certified the class action status of the litigation. In its Order certifying the class action, the Court of Common Pleas left open the possible decertification of the class if the fees, costs and expenses charged by GLS are in accordance with public policy considerations as well as Pennsylvania statute and relevant ordinance.  The Company successfully sought the stay of this action pending the outcome of other litigation before the Pennsylvania Supreme Court in which GLS is not directly involved but has filed an Amicus brief in support of the defendants.  Several of the allegations in that lawsuit are similar to those being made against GLS in this litigation. Plaintiffs have not enumerated its damages in this matter, and we believe that the ultimate outcome of this litigation will not have a material impact on our financial condition, but may have a material impact on our reported results for the particular period presented.

Dynex Capital, Inc. and Dynex Commercial, Inc. (“DCI”), formerly our affiliate and now known as DCI Commercial, Inc., are appellees (or “respondents”) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al  (collectively, “BCM” or “the Plaintiffs”) versus Dynex Commercial, Inc. et al.  The appeal seeks to overturn a judgment from a lower court in our and DCI’s favor which denied recovery to Plaintiffs and to have a judgment entered in favor of Plaintiffs based on a jury award for damages, all of which was set aside by the trial court as discussed further below.  In the alternative, Plaintiffs are seeking a new trial. The appeal relates to a suit filed against us and DCI in 1999, alleging, among other things, that DCI and Dynex Capital, Inc. failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by us; that DCI breached an alleged $160 million “master” loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9 million. The original trial commenced in January 2004, and, in February 2004, the jury in the case rendered a verdict in favor of one of the Plaintiffs and against us on the alleged breach of the loan agreements for tenant improvements and awarded that Plaintiff damages in the amount of $0.25 million. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively. The jury found in favor of DCI on the alleged $9 million loan commitment, but did not find in favor of DCI for counterclaims made against BCM. The jury also awarded the Plaintiffs attorneys’ fees in the amount of $2.1 million. After considering post-trial motions, the presiding judge entered judgment in favor of us and DCI, effectively overturning the verdicts of the jury and dismissing damages awarded by the jury. DCI is a former affiliate of ours, and we believe that we will have no obligation for amounts, if any, awarded to the Plaintiffs as a result of the actions of DCI. The Court of Appeals heard oral arguments in this matter in April 2006 but has not yet rendered its decision.

We and MERIT Securities Corporation, a subsidiary, are defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund ("Teamsters"). The complaint was filed on February 11, 2005, and purports to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds (the “Bonds”), which are collateralized by manufactured housing loans.  The complaint seeks unspecified damages and alleges, among other things, misrepresentations in connection with the issuance of and subsequent reporting on the Bonds. The complaint initially named our former president and our current Chief Operating Officer as defendants. On February 10, 2006, the District Court dismissed the claims against our former president and our current Chief Operating Officer, but did not dismiss the claims against us or MERIT (“together, the Corporate Defendants”). The Corporate Defendants moved to certify an interlocutory appeal of this order to the United States Court of Appeals for the Second Circuit (“Second Circuit”). On June 2, 2006, the District Court granted the Corporate Defendants’ motion. On September 14, 2006, the Second Circuit granted the Corporate Defendants’ petition to accept the certified order for interlocutory appeal. On March 2, 2007, the parties completed briefing in the Second Circuit and are awaiting oral argument. We have evaluated the allegations made in the complaint and believes them to be without merit and intends to vigorously defend itself against them

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on our consolidated balance sheet but could materially affect our consolidated results of operations in a given year or period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the trading symbol “DX”. The common stock was held by approximately 732 holders of record and beneficial holders who hold common stock in street name as of December 31, 2006. During the last two years, the high and low closing stock prices and cash dividends declared on common stock were as follows:

	High	Low	Dividends Declared
2006:
First quarter	$6.98	$6.50	$-
Second quarter	$6.99	$6.57	$-
Third quarter	$7.45	$6.60	$-
Fourth quarter	$7.16	$6.72	$-

2005:
First quarter	$8.08	$7.12	$-
Second quarter	$7.69	$7.10	$-
Third quarter	$7.75	$6.85	$-
Fourth quarter	$7.24	$6.70	$-

Any dividends declared by the Board of Directors have generally been for the purpose of maintaining our REIT status, and in compliance with requirements set forth at the time of the issuance of the Series D Preferred Stock. The stated quarterly dividend on Series D Preferred Stock is $0.2375 per share. In accordance with the terms of the Series D Preferred Shares, if we fail to pay two consecutive quarterly preferred dividends or if we fail to maintain consolidated shareholders’ equity of at least 200% of the aggregate issue price of the Series D Preferred Stock, then these shares automatically convert into a new series of 9.50% senior unsecured notes. Dividends for the preferred stock must be fully paid before dividends can be paid on common stock. We do not anticipate paying dividends on our common stock in the foreseeable future given our ability to offset future taxable income with our net operating loss carryforwards.

We repurchased 32,560 shares of common stock during 2006 at a cost of $220 thousand. There were no repurchases of our common stock during the fourth quarter of 2006.

STOCK PERFORMANCE GRAPH

The following graph demonstrates a five year comparison of cumulative total returns for shares of Common Stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), and the Bloomberg Mortgage REIT Index. The table below assumes $100 was invested at the close of trading on December 31, 2001 in the shares of Common Stock, S&P 500, and the Bloomberg Mortgage REIT Index.

Comparative Five-Year Total Returns (1)
Dynex Capital, Inc., S&P 500, and Bloomberg Mortgage REIT Index
(Performance Results through December 31, 2006)

	Cumulative Total Stockholder Returns as of December 31,
Index	2001	2002	2003	2004	2005	2006
Dynex Capital Inc.	$100.00	$230.48	$290.48	$372.38	$328.57	$337.62
S&P 500 (1)	$100.00	$77.90	$100.25	$111.15	$116.61	$135.03
Bloomberg Mortgage REIT Index (1)	$100.00	$122.96	$162.21	$205.58	$172.72	$206.10

(1)	Cumulative total return assumes reinvestment of dividends. The source of this information is Bloomberg and Standard & Poor’s. The factual material is obtained from sources believed to be reliable.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial information and should be read in conjunction with the audited consolidated financial statements.

Years ended December 31,	2006	2005	2004	2003	2002
(amounts in thousands except share and per share data)
Net interest income(1)	$11,087	$11,889	$23,281	$38,971	$49,153
Net interest income after recapture of (provision for) loan losses(2)	11,102	6,109	4,818	1,889	20,670
Impairment charges(3)	(60)	(2,474)	(14,756)	(16,355)	(18,477)
Equity in loss of joint venture	(852)	-	-	-	-
Loss on capitalization of joint venture	(1,194)	-	-	-	-
(Loss) gain on sale of investments	(183)	9,609	14,490	1,555	(150)
Other income (expense)	617	2,022	(179)	436	1,397
General and administrative expenses	(4,521)	(5,681)	(7,748)	(8,632)	(9,493)
Net income (loss)	$4,909	$9,585	$(3,375)	$(21,107)	$(9,360)
Net income (loss) to common shareholders	$865	$4,238	$(5,194)	$(14,260)	$(18,946)
Net income (loss) per common share:
Basic & diluted	$0.07	$0.35	$(0.46)	$(1.31)	$(1.74)
Dividends declared per share:
Common	$-	$-	$-	$-	$-
Series A and B Preferred	$-	$-	$-	$0.8775	$0.2925
Series C Preferred	$-	$-	$-	$1.0950	$0.3651
Series D Preferred	$0.9500	$0.9500	$0.6993	$-	$-

December 31,	2006	2005	2004	2003	2002
Investments(4)	$403,566	$756,409	$1,343,448	$1,853,675	$2,185,746
Total assets(4)	466,557	805,976	1,400,934	1,865,235	2,205,735
Securitization financing(4)	211,564	516,578	1,177,280	1,679,830	1,980,702
Repurchase agreements and senior notes	95,978	133,315	70,468	33,933	-
Total liabilities(4)	330,019	656,642	1,252,168	1,715,389	1,982,314
Shareholders’ equity	136,538	149,334	148,766	149,846	223,421
Number of common shares outstanding	12,131,262	12,163,391	12,162,391	10,873,903	10,873,903
Average number of common shares	12,140,452	12,163,062	11,272,259	10,873,903	10,873,871
Book value per common share	$7.78	$7.65	$7.60	$7.55	$8.57

(1) Net interest income declined due to a reduction in our investment portfolio resulting from sales, transfer of assets and the receipt of principal. The interest earning investment portfolio averaged $644 million in 2006, $1,039 million in 2005 and $1,658 million in 2004,
(2) Net interest income after provision for loan losses has increased due to asset sales and lower loan loss provisions associated with improved performance of commercial mortgage loans and the derecognition in 2006 of a securitization trust backed by commercial loans.
(3) Impairment charges have declined as a result of the sale of certain underperforming securities and the stabilization in the value of our delinquent tax lien investment.
(4) Declines have been due to the sale and derecognition of investments, receipt of principal on investments we continue to hold and the derecognition of a securitization trust backed by commercial mortgage loans during 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Dynex Capital, Inc., together with its subsidiaries, is a specialty finance company organized as a real estate investment trust (REIT) that invests in loans and securities consisting principally of single-family residential and commercial mortgage loans. We finance these loans and securities through a combination of non-recourse securitization financing, repurchase agreements, and equity. We employ leverage in order to increase the overall yield on our invested capital. We seek to generate net interest income (i.e., interest income on investments in excess of the cost of financing these assets), which provides acceptable returns on our invested capital on a risk adjusted basis.

In recent years, we have elected to sell certain non-core assets, including investments in manufactured housing loans and delinquent property tax receivable portfolios, as well as to contribute certain of our interests in a commercial mortgage loan securitization trust to a joint venture, in order to reduce our exposure to credit risk on these assets, increase our capital available for new investments, and strengthen our balance sheet by reducing our overall leverage. Our emphasis on strengthening the balance sheet and developing investment partnerships, through joint venture and other means, has been in anticipation of redeploying our invested capital in more compelling investment opportunities. Given the continued flat treasury yield curve and the challenging reinvestment environment in traditional mortgage REIT investment opportunities, we were not able to make any significant deployments of our capital during the year. We anticipate that our recently established joint venture with an affiliate of Deutsche Bank AG and the hiring of Sandler O’Neill should assist us in identifying and gaining access to more compelling investment opportunities in the near future. We believe that our strategy of not investing our capital when we do not believe there is an adequate risk adjusted return has continued to serve our shareholders well and protect shareholder value.

We have an investment policy which governs the allocation of capital between short-term, highly liquid investments, investment grade fixed income investments, subordinate and credit sensitive investments, and strategic investments. Strategic investments are investments in equity and equity-like securities of other companies, including other mortgage REITs. We anticipate making additional strategic investments in 2007 while using our capital in the interim to pay down recourse debt or to invest only in short-term, highly liquid investments.

During 2006, we earned net income of $4.9 million, and net income to common shareholders of $0.9 million. Because of differences between GAAP income and taxable income, we expect to report taxable income in excess of our book net income but have not yet finalized the tax calculations. We expect to utilize our tax NOL carryforwards to offset any taxable income in excess of the Series D Preferred Stock dividends paid during 2006 that we would otherwise be required to distribute and not to make any distribution to common shareholders.

On January 9, 2006, we redeemed 1,407,198 shares of the Series D Preferred Stock, which represented approximately 25% of the then outstanding shares, for approximately $14.1 million in cash, which represented a redemption price of $10 per share and $33,000 of preferred dividends that had accrued on those shares through the redemption date.

We also began repurchasing our common shares during the first quarter of 2006 under the stock repurchase plan authorized by our Board of Directors. We repurchased 32,560 shares of our outstanding common stock during 2006 at an average cost of $6.75 per share and may repurchase up to an additional 979,700 shares under the current Board authorization. Subject to the applicable securities laws and the terms of the Series D Preferred Stock designation, future repurchases of common stock will be made at times and in amounts as the Company deems appropriate and may be suspended or discontinued at any time.

During 2006, we entered into a joint venture with an affiliate of Deutsche Bank, A.G. In connection with the formation of the joint venture, we contributed our interests in $279.0 million of securitized finance receivables (backed by commercial mortgage loans) which had been pledged to a trust and secured $254.5 million in securitization financing. As a result of the contribution, we derecognized these amounts from our consolidated balance sheet, and recognized a loss of $1.2 million on the transfer of our interests, which had a fair value of approximately $22.0 million when contributed, to the joint venture. Also in connection with the formation of the joint venture, we agreed to remit cash flows that we receive on an additional $182.4 million in securitized finance receivables, which collateralizes $165.7 million in securitization financing, by recording an investment in the joint venture and a corresponding liability of $16.3 million on the date of contribution to reflect this commitment. The $182.4 million in securitized finance receivables and the $165.7 million in securitization financing will continue to be carried in our financial statements. In return for the contributions discussed above, we received a 49.875% interest in the joint venture, an amount equal to that received by the Deutsche Bank affiliate. Our aggregate initial investment in the joint venture was $38.3 million. We view this joint venture as a means of diversifying our risk in the investments contributed to the joint venture, and also as a means of partnering on equal terms with a much larger organization, which has greater resources and capital and access to more investment opportunities than we currently do. We believe that we have largely completed our efforts to diversify our investment portfolio and do not currently anticipate any additional significant asset sales.

FINANCIAL CONDITION

Comparative balance sheet information is set forth in the tables below:

	December 31,
(amounts in thousands except per share data)	2006	2005
Investments:
Securitized finance receivables	$346,304	$722,152
Investment in joint venture	37,388	-
Securities	13,143	24,908
Other investments	2,802	4,067
Other loans	3,929	5,282

Securitization financing	211,564	516,578
Repurchase agreements	95,978	133,315
Obligation under payment agreement	16,299	-

Shareholders’ equity	136,538	149,334

Book value per common share (inclusive of preferred stock liquidation preference)	$7.78	$7.65

Securitized Finance Receivables

Securitized finance receivables include loans secured by single-family residential and commercial mortgage properties. Securitized finance receivables decreased to $346.3 million at December 31, 2006 from $722.2 million at December 31, 2005. This decrease of $375.9 million is primarily the result of derecognition of $279.0 million of receivables which were contributed to a joint venture and principal repayments of $93.9 million. Principal repayments resulted from normal principal amortization of the underlying loan and loan prepayments due to the favorable interest rate and real estate environment.

Investment in Joint Venture

We formed a joint venture with an affiliate of Deutsche Bank, A.G. in which we have a 49.875% interest during the third quarter of 2006. As discussed above, in exchange for our interest in the joint venture, we contributed our interests in one pool of commercial mortgage loans and executed an agreement with the joint venture that requires us to remit the cash flows we receive on our interests in a second pool of commercial mortgage loans to the joint venture. Our initial investment in joint venture upon its formation was $38.3 million, which has been reduced by $0.9 million for our proportionate share of the joint venture’s losses through December 31, 2006. The joint venture’s loss was primarily related to an impairment charge recorded on its investment in commercial mortgage backed securities.

Securities

Securities are predominantly investment grade single-family residential agency and non-agency mortgage securities. Securities decreased to $13.1 million at December 31, 2006 compared to $24.9 million at December 31, 2005, primarily as a result of the receipt of principal payments of $11.9 million.

Other Investments

Other investments at December 31, 2006 and 2005 consist primarily of a security collateralized by delinquent property tax receivables and the related real estate owned. Other investments decreased to $2.8 million at December 31, 2006 from $4.1 million at December 31, 2005. This decrease of $1.3 million resulted from payments of $0.7 million received in 2006 and applied against the carrying value of the investment and the sale of $0.5 million of related real estate owned.

Securitization Financing

Non-recourse securitization financing decreased to $211.6 million at December 31, 2006 from $516.6 million at December 31, 2005. This decrease was primarily a result of the derecognition of $253.1 million of non-recourse securitization financing as a result of the contribution of the associated securitized finance receivables to the joint venture, principal payments of $48.3 million, and premium amortization of approximately $3.3 million.

Repurchase Agreements

During 2006, we made net payments of $37.3 million on the repurchase agreement borrowings resulting in a balance of $96.0 million at December 31, 2006.

Obligation Under Payment Agreement

Our obligation under payment agreement relates to our entry into an agreement that requires us to remit the cash flows we receive on our interests in a commercial mortgage loan securitization trust to the joint venture. We contributed this agreement to the joint venture as part of its initial capitalization in exchange for a portion of our interest in the joint venture and recorded a liability of $16.2 million upon its contribution. The change in the balance from the contribution date to December 31, 2006 was a result of payments made to the joint venture under the agreement of $437.6 thousand less the amortization of the related discount.

Shareholders’ Equity

Shareholders’ equity decreased from $149.3 million at December 31, 2005 to $136.5 million at December 31, 2006. The decrease resulted primarily from the redemption of 25% of the then outstanding shares of Series D Preferred Stock during the first quarter of 2006 for $14.1 million, the repurchase of $0.2 of common stock and dividends declared on the shares of Series D Preferred Stock of $4.0 million. These decreases were offset by net income of $4.9 million, and a change in accumulated other comprehensive income of $0.5 million on certain available-for-sale investments.

Supplemental Discussion of Investments

We evaluate and manage our investment portfolio in large part based on our net capital invested in that particular investment. Net capital invested is generally defined as the cost basis of the investment net of the associated financing for that investment. For securitized finance receivables, because the securitization financing is recourse only to the finance receivables pledged and is, therefore, not our general obligation, the risk on our investment in securitized finance receivables from an economic point of view is limited to our net retained investment in the securitization trust.

Below is the net basis of our investments as of December 31, 2006. Included in the table is an estimate of the fair value of our net investment. The fair value of our net investment in securitized finance receivables is based on the present value of the projected cash flow from the collateral, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the securitization financing bonds owned by third parties. The fair value of securities is based on quotes obtained from third-party dealers, or, as is the case for the majority of our investments, calculated by discounting estimated future cash flows at market rates. For securities and other investments, we may employ leverage to enhance our overall returns on our net capital invested in these particular assets.

	December 31, 2006
(amounts in thousands)	Amortized cost basis	Financing	Net basis	Fair value of net basis
Securitized finance receivables: (1)
Single family mortgage loans	$118,226	$95,978	$22,248	$22,965
Commercial mortgage loans	232,573	211,564	21,009	20,466
Allowance for loan losses	(4,495)	-	(4,495)	-
	346,304	307,542	38,762	43,431
Securities: (2)
Investment grade single-family	10,874	-	10,874	11,145
Non-investment grade single-family	359	-	359	552
Equity and other	1,280	-	1,280	1,446
	12,513	-	12,513	13,143

Investment in joint venture(3)	37,388	-	37,388	36,520
Obligation under payment agreement(1)	-	16,299	(16,299)	(16,541)
Other loans and investments(2)	6,690	-	6,690	7,507
Net unrealized gain	671	-	671	-

Total	$403,566	$323,841	$79,725	$84,060

(1)
Fair values for securitized finance receivables and the obligation under payment agreement are based on discounted cash flows using assumptions set forth in the table below, inclusive of amounts invested in redeemed securitization financing bonds.

(2)
Fair values of securities are based on dealer quotes, if available. Where dealer quotes are not available, fair values are calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows for both securitized finance receivables and securities were based on the forward LIBOR curve as of December 31, 2006, and incorporate the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.

(3)	Fair value for investment in joint venture represents Dynex’s share of the joint assets valued using methodologies and assumptions consistent with note 1 above.

The following table summarizes the assumptions used in estimating fair value for our net investment in securitized finance receivables and the cash flow related to those net investments during 2006.

	Fair Value Assumptions
Loan type	Weighted-average prepayment speeds	Losses	Weighted- average discount rate(5)	Projected cash flow termination date	(amounts in thousands) 2006 Cash Flows (1)

Single-family mortgage loans	30% CPR	0.2% annually	16%	Anticipated final maturity 2024	$3,080

Commercial mortgage loans(2)	(3)	0.8% annually	16%	(4)	$2,342

(1) Represents the excess of the cash flows received on the collateral pledged over the cash flow required to service the related securitization financing.
(2) Includes loans pledged to two different securitization trusts.
(3)  Assumed CPR speeds generally are governed by underlying pool characteristics, prepayment lock-out provisions, and yield maintenance provisions. Loans currently delinquent in excess of 30 days are assumed liquidated in six months at a loss amount that is calculated for each loan based on its specific facts.
(4) Cash flow termination dates are modeled based on the repayment dates of the loans or optional redemption dates of the underlying securitization financing bonds.
(5) Represents management’s estimate of the market discount rate that would be used by a third party in valuing these or similar assets.

The following table presents the Net Basis of Investments included in the “Estimated Fair Value of Net Investment” table above by their rating classification. Investments in the unrated and non-investment grade classification primarily include other loans that have not been given a rating but that are substantially seasoned and performing loans. Securitization over-collateralization generally includes the excess of the securitized finance receivable collateral pledged over the outstanding bonds issued by the securitization trust.

	December 31,
(amounts in thousands)	2006	2005

Cash and cash equivalents	$56,880	$45,235
Investments:
AAA rated and agency MBS fixed income securities	$20,876	$36,223
AA and A rated fixed income securities	2,777	6,480
Unrated and non-investment grade	8,924	11,781
Securitization over-collateralization	9,760	52,032
Investment in joint venture	37,388	-
	$79,725	$106,516

Supplemental Discussion of Common Equity Book Value

We believe that our shareholders, as well as shareholders of other companies in the mortgage REIT industry, consider book value per common share an important measure. Our reported book value per common share is based on the carrying value our assets and liabilities as recorded in the consolidated financial statements in accordance with generally accepted accounting principles. A substantial portion of our assets are carried on a historical, or amortized, cost basis and not at estimated fair value. The table included in the “Supplemental Discussion of Investments” section above compares the amortized cost basis of our investments to their estimated fair value based on assumptions set forth in the table.

We believe that book value per common share, adjusted to reflect the carrying value of investments at their fair value (hereinafter referred to as “Adjusted Common Equity Book Value”), is also a meaningful measure for our shareholders, representing effectively our estimated going-concern value. The following table calculates Adjusted Common Equity Book Value and Adjusted Common Equity Book Value per share using the estimated fair value information contained in the “Estimated Fair Value of Net Investment” table above. The amounts set forth in the table in the Adjusted Common Equity

Book Value column include all of our assets and liabilities at their estimated fair values, and exclude any value attributable to our tax net operating loss carryforwards and other matters that might impact our value.

	December 31, 2006
(amounts in thousands)	Book Value	Adjusted Book Value

Total investment assets (per table above)	$79,725	$84,060
Cash and cash equivalents	56,880	56,880
Other assets and liabilities, net	(67)	(67)
	136,538	140,873
Less: Preferred stock liquidation preference	(42,215)	(42,215)
Common equity book value and adjusted book value	$94,323	$98,658

Common equity book value per share and adjusted book value per share	$7.78	$8.13

RESULTS OF OPERATIONS

Comparative information on our results of operations is provided in the tables below:

	Year Ended December 31,
(amounts in thousands except per share information)	2006	2005	2004
Net interest income	$11,087	$11,889	$23,281
Recapture of (provision for) loan losses	15	(5,780)	(18,463)
Net interest income after recapture of (provision for) loan losses	11,102	6,109	4,818
Equity in loss of joint venture	(852)	-	-
Loss on capitalization of joint venture	(1,194)	-	-
Impairment charges	(60)	(2,474)	(14,756)
(Loss) gain on sales of investments	(183)	9,609	14,490
Other income (expense)	617	2,022	(179)
General and administrative expenses	(4,521)	(5,681)	(7,748)
Net income (loss)	4,909	9,585	(3,375)
Preferred stock charge	(4,044)	(5,347)	(1,819)
Net income (loss) to common shareholders	$865	$4,238	$(5,194)

Basic & diluted net income (loss) per common share	$0.07	$0.35	$(0.46)

Dividends declared per share:
Common	$-	$-	$-
Series D Preferred	$0.9500	$0.9500	$0.6993

2006 Compared to 2005

Net income decreased in 2006 by $4.7 million, to $4.9 million from $9.6 million in 2005, as a result of a decrease in (loss) gain on sales of investments of $9.8 million primarily due to gains recognized in 2005 on the sale and derecognition of two securitization trusts backed by manufactured housing loans for which there were no comparable transactions in 2006. Net income also declined from reductions in net interest income of $0.8 million, and a $1.4 million decrease in other income. These decreases in net income were partially offset by a $5.8 million decrease in recapture of (provision for) loan losses, a decrease in impairment charges of $2.4 million, and a $1.2 million decrease in general and administrative expenses.

Net income to common shareholders decreased by $3.4 million in 2006 from $4.2 million in 2005 to $0.9 million in 2006. The decrease in net income to common shareholders was due to the above mentioned decrease in net income of $4.7 million, offset by a decrease in preferred stock charge of $1.3 million.

Net interest income for the year ended December 31, 2006 decreased to $11.1 million, or 6.7%, from $11.9 million for the same period in 2005. This decline is a result of a decline in average interest-earning assets, primarily related to the derecognition of $279.0 million of securitized finance receivables and the related securitization financing as a result of the contribution of our interests in a pool of commercial mortgage loans to a joint venture during 2006. This decline in average interest-earning assets was partially offset by an increase in the net interest spread on interest-earning assets. Net interest spread on non-cash investments increased to 0.59% in 2006 from 0.35% in 2005. The increase in net interest spread is due to unexpected prepayment of commercial loans in 2006 and interest rates on single family loans that reset during 2006 while rates on the associated financing remained flat during the year. See further discussion below as to changes in the net interest spread on our investment portfolio during 2006.

Net interest income after provision for loan losses increased as a result of a decline in the provision for loan losses of $5.8 million from 2005 to 2006. The decrease in provision for loan losses was due primarily to an increase in reserves in 2005 for a large commercial loan that became delinquent in 2005; whereas, there were no new significant delinquent commercial loans in 2006. There was a small amount provided for loan losses on single-family loans of $0.4 million during 2006 as these loans continue to season.

Impairment charges decreased from $2.5 million in 2005 to $0.1 million in 2006. Impairment charges for 2005 included $1.7 million on a debt security collateralized by delinquent property tax receivables.

We recognized a loss of $1.2 million for 2006 on the capitalization of a joint venture related to our contribution of a commercial loan securitization to the joint venture, and the creation of an obligation under payment agreement in connection with the formation of the joint venture as discussed above under “Financial Condition.” The contribution of our interests in this securitization resulted in the derecognition of approximately $279.0 million of securitized finance receivables and $253.1 million of related securitization financing.

General and administrative expense decreased by $1.2 million from $5.7 million to $4.5 million for the year ended December 31, 2005 and 2006, respectively. General and administrative expenses decreased during 2006 primarily due to a reduction of $0.6 million in legal and litigation expenses defending ourselves in various suits and a decrease in salary and benefits related to reductions in staffing at our tax lien servicing operation in Pennsylvania.

We reported a preferred stock charge of $4.0 million for the year ended December 31, 2006, which represents an decrease of $1.3 million from the $5.3 million reported for the year ended December 31, 2005. The preferred stock charge for 2006 decreased due to the redemption of 1,407,198 shares of Series D Preferred Stock in January 2006, which represented 25% of the then outstanding shares of such stock, which is the only class of our preferred stock outstanding.

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

Net interest income for the year ended December 31, 2005 decreased to $11.9 million, from $23.3 million for the same period in 2004. Net interest income decreased $11.4 million, or 48.9%, as a result of a decline in average interest-earning assets and a decrease in the net interest spread on interest-earning assets. Average interest earning assets decreased in 2005 due to the sale of investments, including $370.1 million of securitized finance receivables, $7.3 million of equity securities and $1.7 million of other loans. Net interest spread was 0.39% in 2005 versus 1.09% in 2004, and decreased in 2005 as a result of sales and prepayments of higher coupon assets, the proceeds of which have been reinvested in lower-yielding cash equivalents, and also decreased due in part to increasing borrowing costs from both increasing LIBOR rates and repayment of lower-cost securitization financing bonds pursuant to the terms of the securitization trust. See further discussion below as to changes in the net interest spread on our investment portfolio during 2005.

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

Gain on sale of investments for 2005 resulted primarily from a net gain of $8.2 million recognized on the sale of our interests in securitization trusts collateralized primarily by manufactured housing loans and securities backed by manufactured housing loans, for cash proceeds of $8.0 million.  The sale of our interests in those securitizations resulted in the de-recognition of approximately $367.2 million of securitized finance receivables and $363.9 million of related securitization financing.  We also recorded a gain of $1.4 million on the sale of approximately $2.0 million in mezzanine loans for net proceeds of $3.4 million.

General and administrative expense decreased by $2.0 million from $7.7 million to $5.7 million for the year ended December 31, 2004 and 2005, respectively. General and administrative expenses decreased during 2005 with the sale in October 2004 of the Ohio delinquent property tax receivable servicing operation and through continued downsizing in the operation. General and administrative expenses in 2004 included $1.0 million of litigation related expenses versus $0.8 million in 2005. General and administrative expenses in 2005 included approximately $291 increase in professional fees related to the audit of our 2004 financial statements and the subsequent termination of our independent accounting firm.

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

	Year ended December 31,
	2006		2005		2004
(amounts in thousands)	Average Balance	Effective Rate	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-earning assets(1):
Securitized finance receivables(2)(3)	$586,113	7.88%	$931,777	7.19%	$1,601,553	7.41%
Other interest-bearing assets	23,823	8.86%	83,767	5.31%	32,304	8.28%
Total interest-earning assets	$609,936	7.92%	$1,015,544	7.10%	$1,633,857	7.43%
Interest-bearing liabilities:
Non-recourse securitization financing(3)	$401,050	8.08%	$735,910	7.40%	$1,499,772	6.40%
Repurchase agreements	114,252	5.12%	151,328	3.59%	21,040	1.75%
Senior notes	-	-%	-	-%	2,020	9.90%
Total interest-bearing liabilities	$515,302	7.42%	$887,238	6.75%	$1,522,832	6.34%
Net interest spread(3)		0.50%		0.35%		1.09%
Net yield on average interest-earning assets(3)		1.64%		1.20%		1.51%
Cash and cash equivalents	$40,881	4.93%	$29,962	2.56%	$24,529	1.37%
Net yield on average interest-earning assets(3), including cash and cash equivalents		1.84%		1.24%		1.51%

(1) Average balances exclude adjustments made in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to record available for sale securities at fair value.
(2) Average balances exclude funds held by trustees of $172, $218 and $342 for the years ended December 31, 2006, 2005 and 2004, respectively.
(3) Effective rates are calculated excluding non-interest related non-recourse securitization financing expenses and provision for credit losses.

2006 compared to 2005

The net interest spread for the year ended December 31, 2006 increased to 50 basis points from 35 basis points for the year ended December 31, 2005. This increase in the net interest spread is due to non-recurring income on liquidated and delinquent commercial loans in 2006. In addition during 2006, the increases in the average rate on the securitization financing, which were financing variable-rate single family loans, slowed while interest rates on the loans reset higher during the year, which helped increase the net interest spread.

The overall yield on interest-earning assets, excluding cash and cash equivalents, increased to 7.92% for the year ended December 31, 2006 from 7.10% for the same period in 2005 primarily as a result of an increase of approximately 150 basis points in the weighted average coupon on our securitized single-family mortgage loans, the majority of which have an adjustable rate based on LIBOR, and as a result of the derecognition of $279.0 million in commercial mortgage loans contributed to a joint venture during 2006. The effective rate on interest-bearing liabilities increased from 6.75% to 7.42% as a result of the overall increase in market interest rates. Approximately 20% of our interest-bearing liabilities reprice monthly and are indexed to one-month LIBOR, which averaged 5.10% for 2006, compared to 3.39% for 2005. The effect of increasing market rates was muted by the derecognition of approximately $253.1 million of non-recourse securitization financing, which was financing a pool of commercial mortgage loans our interests in which were contributed to a joint venture.

2005 compared to 2004

The net interest spread for the year ended December 31, 2005 decreased to 35 basis points from 109 basis points for the year ended December 31, 2004. This decrease in the net interest spread is due to declining yields on interest-earning assets, due principally to decreased interest income as a result of the sale of approximately $370.1 million of securitized finance receivables during the second quarter of 2005 and the sale of approximately $219.2 million in receivables during the fourth quarter of 2004. The net interest spread contribution for the receivables sold was 2 basis points and 18 basis points for the three and twelve month periods ended December 31, 2005 and 18 basis points and 37 basis points, respectively during the three and twelve month periods ended December 31, 2004. The proceeds from the sale of these investments have generally been invested in cash and short-term securities. In addition during 2005, the securitization financing that backed variable-rate single family loans was replaced with LIBOR-based repurchase agreement financing, which is recourse to us, and which carries a weighted average spread to LIBOR of 10 basis points. The securitization financing had an effective spread to LIBOR of 32 basis points. The net interest spread reflects the reduce yield on increased investments in cash and cash equivalents and also reflects the amortization of premiums and discounts on both the assets and the liabilities.

The overall yield on interest-earnings assets, excluding cash and cash equivalents, decreased to 7.10% for the year ended December 31, 2005 from 7.43% for the same period in 2004. The overall yield declined by 33 basis points as higher rate loans continued to be prepaid during the period. In addition to declining asset yields, interest-bearing liability costs increased from 6.34% to 6.75% as a result of the overall increase in market interest rates, including LIBOR rates, and the repayment of lower-cost securitization financing bonds pursuant to the terms of the securitization trust. Approximately 20% of our interest-bearing liabilities re-price monthly and are indexed to one-month LIBOR, which averaged 3.39% for 2005, compared to 1.50% for 2004.

Rates and Volume

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

	2006 to 2005			2005 to 2004
(amounts in thousands)	Rate	Volume	Total	Rate	Volume	Total

Securitized finance receivables	$5,973	$(26,805)	$(20,832)	$(3,409)	$(48,202)	$(51,611)
Other interest-bearing assets	1,161	(4,103)	(2,942)	(785)	3,161	2,376
Total interest income	7,134	(30,908)	(23,774)	(4,194)	(45,041)	(49,235)

Securitization financing	4,577	(26,675)	(22,098)	13,195	(54,776)	(41,581)
Senior notes	-	-	-	(100)	(100)	(200)
Repurchase agreements	2,096	(1,591)	505	460	4,601	5,061

Total interest expense	6,673	(28,266)	(21,593)	13,555	(50,275)	(36,720)

Net interest income	$461	$(2,642)	$(2,181)	$(17,749)	$5,234	$(12,515)

Note: The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table excludes non-interest related securitization financing expense, other interest expense and provision for credit losses.

Credit Exposures

As discussed in ITEM 1A - RISK FACTORS above, the predominate risk in our investment portfolio today is credit risk (i.e., the risk that we will not receive all amounts contractually due us on an investment as a result of a default by the borrower and the resulting deficiency in proceeds from the liquidation of the collateral securing the obligation). In many instances, we retained the “first-loss” credit risk on pools of loans and securities that we have securitized. In addition to our retained interests in certain securitizations, we also have credit risk on approximately $8.9 million of unrated or non-investment grade securities and loans.

The following table summarizes the aggregate principal amount of our investments in securitized finance receivables and subordinate securities; the direct credit exposure retained by us from those investments (represented by the amount of over-collateralization pledged and subordinated securities owned by us), net of the credit reserves and discounts maintained by us for such exposure; and the actual credit losses incurred for each year. Our credit exposure, net of credit reserves has sequentially decreased from year-to-year as a result of the sale and derecognition of investments, and as a result of additional provisions for loan losses on loans where we have credit risk. From 2004 to 2006, we sold assets or assets were otherwise paid down by $935 million, resulting in the reduction of our credit exposure by $17.5 million.

Credit Reserves and Actual Credit Losses
(amounts in millions)

	Outstanding Loan Principal Balance	Credit Exposure, Net of Credit Reserves	Actual Credit Losses	Credit Exposure, Net of Credit Reserves to Outstanding Loan Balance
2004	$1,296.5	$39.9	$25.1	3.08%
2005	$751.1	$28.9	$3.6	3.85%
2006	$361.3	$22.4	$7.2	6.20%

Delinquencies as a percentage of all outstanding securitized finance receivables balance have decreased to 4.4% at December 31, 2006 from 7.0% at December 31, 2005 primarily as a result of certain commercial loans that were delinquent in 2005 being paid-off during 2006 and the continued strong performance of the residential real estate market. We monitor and evaluate our exposure to credit losses and have established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. At December 31, 2006, management believes the level of credit reserves is appropriate for currently existing losses. The following tables summarize single-family mortgage loan and commercial mortgage loan delinquencies as a percentage of the outstanding commercial securitized finance receivables balance for those securities in which we have retained a portion of the direct credit risk.

Single family mortgage loan delinquencies as a percentage of the outstanding loan balance increased by approximately 2.3% to 9.84% at December 31, 2006 from 7.50% at December 31, 2005. The increase in delinquencies occurred in loans whose losses are covered by pool insurance, while delinquencies on non-pool insured loans actually decreased from 2005 to 2006.

Single-Family Loan Delinquency Statistics

December 31,	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent (1)	Total
2004	4.30%	1.06%	3.35%	8.71%
2005	4.28%	0.62%	2.60%	7.50%
2006	4.90%	1.89%	3.05%	9.84%

For commercial mortgage loans, the delinquencies as a percentage of the outstanding securitized finance receivables balance have decreased to 1.36% at December 31, 2006 from 6.90% at December 31, 2005 primarily due to eight delinquent commercial loans which resolved during 2006 and the derecognition of one of our three commercial mortgage loan securitizations also in 2006 which had two significant delinquent loans at December 31, 2005.

Commercial Mortgage Loan Delinquency Statistics (1)

December 31,	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent (1)	Total
2004	-%	-%	7.96%	7.96%
2005	-%	0.25%	6.65%	6.90%
2006	-%	-%	1.36%	1.36%

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

Securitization. We have securitized loans and securities in a securitization financing transaction by transferring financial assets to a wholly owned trust, and the trust issues non-recourse bonds pursuant to an indenture. Generally, we retain some form of control over the transferred assets, and/or the trust is not deemed to be a qualified special purpose entity. In instances where the trust is deemed not to be a qualified special purpose entity, the trust is included in our consolidated financial statements. A transfer of financial assets in which we surrender control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. For accounting and tax purposes, the loans and securities financed through the issuance of bonds in a securitization financing transaction are treated as our assets, and the associated bonds issued are treated as our debt as securitization financing. We may retain certain of the bonds issued by the trust, and we generally will transfer collateral in excess of the bonds issued. This excess is typically referred to as over-collateralization. Each securitization trust generally provides us with the right to redeem, at our option, the remaining outstanding bonds prior to their maturity date.

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

Low-income housing tax credit (LIHTC) properties account for 85% of Dynex’s commercial loan portfolio. Section 42 of the tax code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low income families. Property owners must comply with income and rental restrictions over a minimum 15-year compliance period and in return, they are entitled to receive a tax credit of 4% to 9% (a dollar-for-dollar reduction of federal taxes) for each taxable year over a period of 10 years. If a property owner fails to maintain compliance with the tax credit restrictions, the owner would face the partial recapture of tax credits already taken. In addition, a property owner is incented to support poorly performing properties because a default on a mortgage loan that leads to a foreclosure would result in the prior owner losing any future tax credits and the recapture of any tax credits already taken. For these reasons, we believe that qualifying tax credit properties will be supported by the property owner through its 15-year compliance period. These properties are monitored and loan loss reserve requirements reflect any poorly performing property which is nearing the end of that compliance period. Loans on LIHTC properties account for approximately $190,500 of the $225,500 of commercial loan collateral. The deal structures in which the LIHTC loans reside maintain an interest in the properties covered by the loan. Possible loan losses would be mitigated by the value of the underlying collateral. All commercial loan properties are monitored for performance and loan loss provisions are made for those loans that are considered to be likely to incur a loss.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations from a variety of sources. Our primary source of funding for our operations today is the cash flow generated from the investment portfolio, which includes net interest income and principal payments and prepayments on these investments. From the cash flow on our investment portfolio, we fund our operating overhead costs, including the servicing of our delinquent property tax receivables, pay the dividend on the Series D preferred stock and service the remaining recourse debt. Our investment portfolio continues to provide positive cash flow, which can be utilized by us for reinvestment or other purposes. We have primarily utilized our cash flow during 2006 to pay down repurchase agreement financing and redeem a portion of our Series D Preferred Stock. Relative to others in our industry, our capital base is less leveraged, and we have much greater financial flexibility and resources.

The cash flow from our investment portfolio for the year and quarter ended December 31, 2006 was approximately $34.0 million and $5.8 million, respectively, excluding proceeds from the sales of investments and the above refunding of repurchase agreements. Such cash flow is after payment of principal and interest on the associated securitization financing (i.e., non-recourse debt) outstanding. We also sold investments in 2006 which generated net cash proceeds of $3.3 million.

Excluding any cash flow derived from the sale or re-securitization of assets and assuming that short-term interest rates remain stable, we anticipate that, absent reinvestment of our capital in higher yielding investments, the cash flow from our investment portfolio will continue to decline in 2007 compared to 2006 as the investment portfolio continues to pay down. We do, however, anticipate, that we will have sufficient cash flow from our investment portfolio to meet all of our obligations on both a short-term and long-term basis.

Our cash flow from our investment portfolio is subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses. We currently have a substantial portion of our available capital invested in cash or highly liquid, short-term instruments. At December 31, 2006, this amount was $56.9 million, which represents a significant portion of our overall equity capital base. We intend to maintain high levels of liquidity for the foreseeable future given the lack of compelling reinvestment opportunities as a result of the absolute low level of interest rates, the flat yield curve, and the historically tight spreads on fixed income instruments.

We redeemed 25% of our Series D Preferred Stock in January 2006. This redemption reduced the Series D Preferred Stock outstanding by approximately $14.1 million, saving us approximately $1.3 million in dividends annually. The Board of Directors of Dynex also approved the redemption of up to one million shares of common stock of Dynex upon completion of the redemption of the Series D Preferred Stock. We may also redeem additional shares of our common stock if alternative uses of the capital are not available and if accretive to book value per common share.

Through limited-purpose finance subsidiaries, we have issued non-recourse debt in the form of non-recourse securitization financing to fund the majority of our investment portfolio. The obligations under the securitization financing are payable solely from the securitized finance receivables and are otherwise non-recourse to us. The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds. At December 31, 2006, we have $211.6 million of non-recourse securitization financing outstanding, all of which carries a fixed rate of interest.

In 2005, securitization financing bonds were redeemed with cash and repurchase agreement financing secured by the bonds. As a result of paydowns on the associated securitized finance receivables, the remaining balance of the securitization financing bonds at the end of 2006 was $108.7 million, which was financed with cash of $12.7 million and repurchase agreement financing of approximately $96.0 million. As the redeemed bonds have not been legally extinguished, we could reissue these bonds, generating estimated proceeds in excess of $108.7 million, which would be used to repay the repurchase agreement financing, and the balance of which would increase our cash and cash equivalents.

Contractual Obligations and Commitments

The following table shows expected cash payments on our contractual obligations as of December 31, 2006 for the following time periods:

	Payments due by period
Contractual Obligations(1)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-Term Debt Obligations:(2)
Non-recourse securitization financing(3)	$317,808	$44,118	$84,116	$148,964	$40,610
Repurchase agreements	95,978	95,978	-	-	-
Operating lease obligations	209	145	64	-	-
Mortgage servicing obligations	3,980	414	933	569	2,064
Obligation under payment agreement(4)	22,422	1,542	4,147	16,733	-
Total	$440,397	$142,197	$89,260	$166,266	$42,674

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

(4)
We entered an agreement to contribute to a joint venture all of the net cashflows from our interests in a pool of securitized commercial mortgage loans. By agreement, the joint venture is scheduled to dissolve no later than 2011.

Off-Balance Sheet Arrangements

We do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Selected Quarterly Results

The following tables present our unaudited selected quarterly results for 2006 and 2005.

Summary of Selected Quarterly Results (unaudited)
(amounts in thousands except share and per share data)

Year Ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating results:
Total interest income	$14,766	$14,192	$13,000	$8,491
Net interest income after provision for loan losses	2,407	2,543	3,102	3,050
Net income (loss) (2)	1,213	1,615	(215)	2,297
Basic and diluted net income (loss) per common share	0.01	0.05	(0.10)	0.11
Cash dividends declared per common share	-	-	-	-

Average interest-earning assets (4)	764,682	713,000	588,306	375,152
Average borrowed funds	635,877	609,813	502,842	316,388

Net interest spread on interest-earning assets (3)	(0.13)%	0.14%	0.83%	2.00%
Average asset yield	7.59%	7.68%	8.39%	8.28%
Net yield on average interest-earning assets(1)	1.18%	1.22%	1.90%	2.95%
Cost of funds	7.72%	7.54%	7.56%	6.28%

Year Ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating results:
Total interest income	$24,053	$18,533	$15,717	$16,092
Net interest income after provision for loan losses	2,196	2,068	992	853
Net income (loss)	935	9,594	(1,899)	955
Basic net (loss) income per common share	(0.03)	0.68	(0.27)	(0.03)
Diluted net (loss) income per common share	(0.03)	0.54	(0.27)	(0.03)
Cash dividends declared per common share	-	-	-	-

Average interest-earning assets (4)	1,320,065	1,031,024	884,336	817,944
Average borrowed funds	1,214,329	909,881	745,776	678,966

Net interest spread on interest-earning assets (3)	0.88%	0.25%	0.22%	(0.23)%
Average asset yield	7.17%	7.09%	7.04%	7.13%
Net yield on average interest-earning assets (1)	1.39%	1.05%	1.26%	1.01%
Cost of funds	6.29%	6.84%	6.82%	7.37%

(1) Computed as net interest margin excluding non-interest non-recourse securitization financing expenses divided by average interest earning assets.
(2) The decrease in net income during the third quarter of 2006 relates primarily to loss of approximately $1.2 million recognized on the transfer of $279.0 million of commercial mortgage loans to a joint venture and the derecognition of the related non-recourse securitization financing of $254.5 million.
(3) The negative net interest spread on interest-earning assets resulted from the impact of certain commercial loans being on non-accrual and an increase in amortization expense related to deferred costs on our commercial securitizations resulting from higher than anticipated prepayments on those securitizations.
(4) Excludes cash and cash equivalents.

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

Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

Reinvestment. Asset yields today are generally lower than those assets sold or repaid, due to lower overall interest rates and more competition for these assets as investment assets have repaid or been sold. We have generally been unable to find investments which have acceptable risk adjusted yields. As a result, our net interest income has been declining, and may continue to decline in the future, resulting in lower earnings per share over time. In order to maintain our investment portfolio size and our earnings, we need to reinvest a portion of the cash flows we receive into new interest earning assets. If we are unable to find suitable reinvestment opportunities, the net interest income on our investment portfolio and investment cash flows could be negatively impacted.

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

Investment Portfolio Cash Flow. Cash flows from the investment portfolio fund our operations, the preferred stock dividend, and repayments of outstanding debt, and are subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses, particularly given the high degree of internal structural leverage inherent in our securitized investments. Based on the performance of the underlying assets within the securitization structure, cash flows which may have otherwise been paid to us as a result of our ownership interest may be retained within the structure. Cash flows from the investment portfolio are likely to sequentially decline until we meaningfully begin to reinvest our capital. There can be no assurances that we will find suitable investment alternatives for our capital, nor can there be assurances that we will meet our reinvestment and return hurdles.

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

Interest Rate Fluctuations. Our income and cash flow depends on our ability to earn greater interest on our investments than the interest cost to finance these investments. Interest rates in the markets served by us generally rise or fall with interest rates as a whole. Approximately $259 million of our investments, including loans and securities currently pledged as securitized finance receivables and securities, are fixed-rate and approximately $101 million of our investments are variable rate. We currently finance these fixed-rate assets through $212 million of fixed rate securitization financing and $96 million of variable rate repurchase agreements. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps; the related borrowing has no delayed resets or such interest rate caps.

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

Regulatory Changes. Our businesses as of and for the year ended December 31, 2006 were not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect us and the performance of our securitized loan pools or our ability to collect on our delinquent property tax receivables. We are a REIT and are required to meet certain tests in order to maintain our REIT status as described in the earlier discussion of “Federal Income Tax Considerations.” If we should fail to maintain our REIT status, we would not be able to hold certain investments and would be subject to income taxes.

Section 404 of the Sarbanes-Oxley Act of 2002. We anticipate that we will be required to be compliant with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 as of December 31, 2007. Failure to be compliant may result in doubt in the capital markets about the quality and adequacy of our internal disclosure controls. This could result in our having difficulty in or being unable to raise additional capital in these markets in order to finance our operations and future investments.

Other. The following risks, which are discussed in more detail in ITEM 1A - RISK FACTORS above, could also affect our results of operations, financial condition and cash flows:

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. We are currently evaluating the potential impact on adoption of SFAS 159.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. Earlier application is permitted provided that the reporting entity has not yet issued interim or annual financial statements for that fiscal year. The Company is currently evaluating the impact, if any, that SFAS 157 may have on the Company’s financial statements.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a material impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments”, an amendment to SFAS 133 and SFAS 140. Among other things, SFAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. At initial application of SFAS 155, the fair value election provided for in paragraph 4(c) may be applied for hybrid financial instruments that were bifurcated under paragraph 12 of SFAS 133 prior to the initial application of SFAS 155.

In January 2007, the FASB provided a scope exception under SFAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in SFAS 133, as would securities purchased at a significant premium. Following the issuance of the scope exception by the FASB, changes in the market value of the Company’s investment securities would continue to be made through other comprehensive income, a component of stockholders’ equity. The Company does not expect that the January 1, 2007 adoption of SFAS 155 will have a material impact on the Company’s financial position, results of operations or cash flows. However, to the extent that certain of the Company’s future investments in securitized financial assets do not meet the scope exception adopted by the FASB, the Company’s future results of operations may exhibit volatility if such investments are required to be bifurcated or marked to market value in their entirety through the income statement, depending on the election made by the Company.

In September 2006, the Securities and Exchange Commission (“SEC”) Staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. The SAB requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company’s adoption of SAB 108 during the year ended December 31, 2006 had no impact on the Company’s financial statements.

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

We focus on the sensitivity of our investment portfolio cash flow, and measure such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. We estimate our net interest income cash flow for the next twenty-four months assuming interest rates over such time period follow the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of December 31, 2006. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow. Cash flow changes from interest rate swaps, caps, floors or any other derivative instrument are included in this analysis.

The following table summarizes our net interest income cash flow and market value sensitivity analyses as of December 31, 2006. These analyses represent management’s estimate of the percentage change in net interest margin cash flow and value expressed as a percentage change of shareholders’ equity, given a parallel shift in interest rates, as discussed above. Other investments are excluded from this analysis because they are not considered interest rate sensitive. The “Base” case represents the interest rate environment as it existed as of December 31, 2006. At December 31, 2006, one-month LIBOR was 5.32% and six-month LIBOR was 5.37%. The analysis is heavily dependent upon the assumptions used in the model. The effect of changes in future interest rates, the shape of the yield curve or the mix of assets and liabilities may cause actual results to differ significantly from the modeled results. In addition, certain financial instruments provide a degree of “optionality.” The most significant option affecting our portfolio is the borrowers’ option to prepay the loans. The model applies prepayment rate assumptions representing management’s estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio. The model applies the same prepayment rate assumptions for all five cases indicated below. The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis. Furthermore, the projected results assume no additions or subtractions to our portfolio, and no change to our liability structure. Historically, there have been significant changes in our investment portfolio and the liabilities incurred by us. As a result of anticipated prepayments on assets in the investment portfolio, there are likely to be such changes in the future.

	Projected Change in Net Interest Margin Cash Flow From Base Case		Projected Change in Value, Expressed as a Percentage of Shareholders’ Equity
Basis Point Increase (Decrease) in Interest Rates	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents

+200	(3.9)%	12.0%	(0.3)%
+100	(0.7)%	6.8%	(0.0)%
Base	-	-	-
-100	0.7%	(6.8)%	0.0%
-200	4.5%	(11.6)%	0.3%

Our interest rate risk is related both to the rate of change in short term interest rates and to the level of short-term interest rates. Approximately $259 million of our investment portfolio is comprised of loans or securities that have coupon rates that are fixed. Approximately $101 million of our investment portfolio as of December 31, 2006 was comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 68%, 11% and 11% of the adjustable-rate loans underlying our securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR, one-year constant maturity treasury rate (CMT) and prime rate, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the related notes, together with the Report of the Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-27 of this Form 10-K.

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

(b) Changes in internal controls.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. There were no changes in our internal controls or in other factors during the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were also no significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is included in our proxy statement for its 2006 Annual Meeting of Shareholders (the “2007 Proxy Statement”) in the Election of Directors, Corporate Governance and the Board of Directors, Ownership of Stock and Management of the Company and Executive Compensation sections and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the 2007 Proxy Statement in the Management of the Company and Executive Compensation section and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included in the 2007 Proxy Statement in the Ownership of Stock and Management of the Company and Executive Compensation sections and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the 2007 Proxy Statement in the Corporate Governance and the Board of Directors and Management of the Company and Executive Compensation sections and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is included in the 2007 Proxy Statement in the Audit Information section and is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Dynex’s Current Report on Form 8-K filed June 21, 2006.)
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

3.6	Amendment to Articles of Incorporation, effective April 25, 1997. (Incorporated herein by reference to Dynex’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.)

3.7	Amendment to Articles of Incorporation, effective June 17, 1998. (Incorporated herein by reference to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2004.)
3.8	Amendment to Articles of Incorporation, effective August 2, 1999. (Incorporated herein by reference to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2004.)
3.9	Amendment to Articles of Incorporation, effective May 19, 2004. (Incorporated herein by reference to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.)
3.10	Amendments to the Bylaws of Dynex. (Incorporated herein by reference to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2002, as amended.)
10.1	Dynex Capital, Inc. 2004 Stock Incentive Plan. (Incorporated herein by reference to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2004.)
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

10.4
Limited Liability Company Agreement of Copperhead Ventures, LLC dated September 8, 2007 (portions of this exhibit have been omitted pursuant to a request for confidential treatment). (Incorporated herein by reference to Dynex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.)

21.1	List of consolidated entities of Dynex (filed herewith).
23.1	Consent of BDO Seidman, LLP (filed herewith).
23.2	Consent of Deloitte & Touche, LLP (filed herewith).
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Exhibits: See Item 15(a)(3) above.

(c) Financial Statement Schedules: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.
(Registrant)

April 2, 2007	/s/ Stephen J. Benedetti
Stephen J. Benedetti, Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Stephen J. Benedetti	Principal Executive Officer	April 2, 2007
Stephen J. Benedetti	Principal Financial Officer

/s/ Jeffrey L. Childress	Principal Accounting Officer	April 2, 2007
Jeffrey L. Childress

/s/ Thomas B. Akin	Director	April 2, 2007
Thomas B. Akin

/s/ Leon A. Felman	Director	April 2, 2007
Leon A. Felman

/s/ Barry Igdaloff	Director	April 2, 2007
Barry Igdaloff

/s/ Daniel K. Osborne	Director	April 2, 2007
Daniel K. Osborne

/s/ Eric P. Von der Porten	Director	April 2, 2007
Eric P. Von der Porten

DYNEX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Annual Report Filed with

Securities and Exchange Commission

December 31, 2006

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dynex Capital, Inc.
Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. (“Dynex”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of Dynex’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Dynex is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of Dynex’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynex at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO SEIDMAN LLP

Richmond, Virginia
February 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dynex Capital, Inc.
Glen Allen, Virginia
We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2004 of Dynex Capital, Inc. and subsidiaries (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the Company’s consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Princeton, New Jersey
April 7, 2005

CONSOLIDATED BALANCE SHEETS
DYNEX CAPITAL, INC.

December 31, 2006 and 2005
(amounts in thousands except share data)

	2006	2005
ASSETS
Cash and cash equivalents	$56,880	$45,235
Other assets	6,111	4,332
	62,991	49,567
Investments:
Securitized finance receivables, net	346,304	722,152
Investment in joint venture	37,388	-
Securities	13,143	24,908
Other investments	2,802	4,067
Other loans	3,929	5,282
	403,566	756,409
	$466,557	$805,976
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Securitization financing	$211,564	$516,578
Repurchase agreements secured by securitization financing	95,978	133,315
Obligation under payment agreement	16,299	-
Other liabilities	6,178	6,749
	330,019	656,642

Commitments and Contingencies (Note 15)

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share,
50,000,000 shares authorized:
9.5% Cumulative Convertible Series D,
4,221,539 and 5,628,737 shares issued and outstanding, respectively	41,749	55,666
($43,218 and $57,624 aggregate liquidation preference, respectively)
Common stock, par value $.01 per share, 100,000,000 shares authorized,
12,131,262 and 12,163,391 shares issued and outstanding, respectively	121	122
Additional paid-in capital	366,637	366,903
Accumulated other comprehensive income	663	140
Accumulated deficit	(272,632)	(273,497)
	136,538	149,334
	$466,557	$805,976

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
DYNEX CAPITAL, INC.

Years ended December 31, 2006, 2005 and 2004
(amounts in thousands except share data)

	2006	2005	2004
Interest income:
Securitized finance receivables	$46,240	$68,387	$118,647
Securities	1,558	3,885	2,535
Other investments	2,015	1,369	335
Other loans	636	754	706
	50,449	74,395	122,223

Interest and related expense:
Non-recourse securitization financing	33,172	57,166	98,271
Repurchase agreements and senior notes	5,933	5,428	567
Obligation under payment agreement	489	-	-
Other	(232)	(88)	104
	39,362	62,506	98,942

Net interest income	11,087	11,889	23,281
Recapture of (provision for) loan losses	15	(5,780)	(18,463)
Net interest income after recapture of (provision for) loan losses	11,102	6,109	4,818

Impairment charges	(60)	(2,474)	(14,756)
Equity in loss of joint venture	(852)	-	-
Loss on capitalization of joint venture	(1,194)	-	-
(Loss) gain on sale of investments, net	(183)	9,609	14,490
General and administrative expenses	(4,521)	(5,681)	(7,748)
Other income (expense)	617	2,022	(179)
Net income (loss)	4,909	9,585	(3,375)
Preferred stock charge	(4,044)	(5,347)	(1,819)
Net income (loss) to common shareholders	$865	$4,238	$(5,194)

Net income (loss) per common share :
Basic and diluted	$0.07	$0.35	$(0.46)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
DYNEX CAPITAL, INC.

Years ended December 31, 2006, 2005, and 2004
(amounts in thousands except share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at January 1, 2004	$47,014	$109	$360,684	$(3,882)	$(254,079)	$149,846

Comprehensive income:
Net loss - 2004	-	-	-	-	(3,375)	(3,375)
Change in net unrealized gain on:
Investments classified as available for sale	-	-	-	4,681	-	4,681
Hedge instruments	-	-	-	3,018	-	3,018
Total comprehensive income						4,324

Recapitalization	8,652	13	6,212	-	(16,345)	(1,468)
Dividends on preferred stock	-	-	-	-	(3,936)	(3,936)

Balance at December 31, 2004	55,666	122	366,896	3,817	(277,735)	148,766

Comprehensive income:
Net income - 2005	-	-	-	-	9,585	9,585
Change in net unrealized gain/(loss) on:
Investments classified as available for sale	-	-	-	(4,286)	-	(4,286)
Hedge instruments	-	-	-	609	-	609
Total comprehensive income						5,908

Issuance of common stock	-	-	7	-	-	7
Dividends on preferred stock	-	-	-	-	(5,347)	(5,347)

Balance at December 31, 2005	55,666	122	366,903	140	(273,497)	149,334

Comprehensive income:
Net income - 2006	-	-	-	-	4,909	4,909
Change in net unrealized gain/(loss) on:
Investments classified as available for sale, net	-	-	-	523	-	523
Total comprehensive income						5,432

Redemption of preferred stock	(13,917)	-	(155)	-	-	(14,072)
Conversion of preferred stock for common stock	-	-	4	-	-	4
Repurchase of common stock	-	(1)	(219)	-	-	(220)
Stock option issuance	-	-	104	-	-	104
Dividends on preferred stock	-	-	-	-	(4,044)	(4,044)

Balance at December 31, 2006	$41,749	$121	$366,637	$663	$(272,632)	$136,538

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DYNEX CAPITAL, INC.

Years ended December 31, 2006, 2005 and 2004
(amounts in thousands except share data)
	2006	2005	2004
Operating activities:
Net income (loss)	$4,909	$9,585	$(3,375)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
(Recapture of) provision for loan loss	(15)	5,780	18,463
Equity in loss of joint venture	852	-	-
Loss on capitalization of joint venture	1,194	-	-
Impairment charges	60	2,474	14,756
Loss (gain) on sale of investments	183	(9,609)	(14,490)
Amortization and depreciation	(538)	2,607	3,726
Stock based compensation expense	104	-	-
Net change in other assets and other liabilities	676	1,500	3,953
Net cash and cash equivalents provided by operating activities	7,425	12,337	23,033

Investing activities:
Principal payments received on investments	93,945	144,532	286,212
Purchase of securities and other investments	(17,221)	(56,246)	(71,468)
Payments received on securities, other investments and loans	28,819	117,264	21,601
Proceeds from sales of securities and other investments	3,348	15,321	32,066
Other	(385)	168	180
Net cash and cash equivalents provided by investing activities	108,506	221,039	268,591

Financing activities:
Proceeds from issuance of securitization financing	-	-	7,377
Principal payments on securitization financing	(48,283)	(102,510)	(286,330)
Redemption of securitization financing	-	(195,653)	-
Repayment of senior notes	-	-	(10,872)
(Repayment of) borrowings under repurchase agreements, net	(37,337)	62,847	46,584
Redemption of preferred stock	(14,068)	-	(648)
Repurchase of common stock	(220)	-	-
Dividends paid	(4,378)	(5,347)	(2,599)
Net cash and cash equivalents used for financing activities	(104,286)	(240,663)	(246,488)
Net increase (decrease) in cash and cash equivalents	11,645	(7,287)	45,136
Cash and cash equivalents at beginning of year	45,235	52,522	7,386
Cash and cash equivalents at end of year	$56,880	$45,235	$52,522

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

December 31, 2006, 2005, and 2004
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

Certain amounts for 2004 and 2005 have been reclassified to conform to the presentation adopted in 2006.

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

Investments

Securitized Finance Receivables. Securitized finance receivables consist of loans or securities pledged to support the repayment of non-recourse securitization financing issued by Dynex and recourse repurchase agreement financing collateralized by the securitization financing bonds redeemed in 2005. Certain securitized finance receivables are reported at amortized cost. An allowance has been established for currently existing losses on such loans. Securities pledged, if any, are reported at estimated fair value. Securitized finance receivables can only be sold subject to the lien of the respective securitization financing indenture.

Investment in Joint Venture. The Company accounts for its investment in joint venture using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under Financial Interpretation No. 46R. Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions.

The Company periodically reviews its investment in joint venture for other than temporary declines in market value. Any decline that is not expected to be recovered in the next twelve months is considered other than temporary, and an impairment charge is recorded as a reduction to the carrying value of the investment. No impairment charges were recognized with respect to the Company’s investment in joint venture.

Other Investments. Other investments include unsecuritized delinquent property tax receivables, securities backed by delinquent property tax receivables, and real estate owned. The unsecuritized delinquent property tax receivables are carried at amortized cost. Securities backed by delinquent property tax receivables are classified as available-for-sale and are carried at estimated fair value.

Other investments also include real estate owned acquired through, or in lieu of, foreclosure in connection with the servicing of the delinquent tax lien receivables portfolio. Such investments are considered held for sale and are initially recorded at fair value less cost to sell (“net realizable value”) at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and adjusts the property to the lower of cost and net realizable value. Revenue and expenses related to and changes in the valuation of the real estate owned are included in other income (expense).

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

Debt Issuance Costs

Costs incurred in connection with the issuance of debt are deferred and amortized over the estimated lives of their respective debt obligations using the effective yield method.

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

Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The Company has cash and cash equivalents on deposit at individual financial institutions that are in excess of federally insured amounts.

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

Allowance for Loan Losses. An allowance for loan losses has been estimated and established for currently existing probable losses for loans in Dynex’s investment portfolio. Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The factors differ by loan type (e.g., single family versus commercial) and collateral type (e.g., multifamily versus office). The allowance for losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience. Where loans are considered homogeneous, the allowance for losses are established and evaluated on a pool basis. Otherwise, the allowance for losses is established and evaluated on a loan-specific basis. Provisions made to increase the allowance are charged as a current period expense. Single-family loans are considered impaired when they are 60-days past due. Commercial mortgage loans are evaluated on an individual basis for impairment. Commercial mortgage loans are secured by income-producing real estate and are evaluated for impairment when the debt service coverage ratio on the loan is less than 1:1. Certain of the commercial mortgage loans are covered by loan guarantees that limit Dynex’s exposure on these loans.

Impairments. Dynex evaluates all securities in its investment portfolio for other-than-temporary impairments. A security is generally defined to be other-than-temporarily impaired if, for a maximum period of three consecutive quarters, the carrying value of such security exceeds its estimated fair value and Dynex estimates, based on projected future cash flows or other fair value determinants, that the fair value will remain below the carrying value for the foreseeable future. If an other-than-temporary impairment is deemed to exist, Dynex records an impairment charge to adjust the carrying value of the security down to its estimated fair value. In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status. Securities normally are not placed on non-accrual status if the servicer continues to advance on the impaired loans in the security.

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

Mortgage Servicing Rights. Dynex retains the primary servicing rights for certain of its loans, and subcontracts the performance of the primary servicing to unrelated third parties. The mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing loss.

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

Securitization Transactions

Dynex has securitized loans and securities in a securitization financing transaction by transferring financial assets to a wholly owned trust, and the trust issues non-recourse bonds pursuant to an indenture. Generally, Dynex retains some form of control over the transferred assets, and/or the trust is not deemed to be a qualified special purpose entity. In instances where the trust is deemed not to be a qualified special purpose entity, the trust is included in the consolidated financial statements of Dynex. A transfer of financial assets in which Dynex surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. For accounting and tax purposes, the loans and securities financed through the issuance of bonds in a securitization financing transaction are treated as assets of Dynex, and the associated bonds issued are treated as debt of Dynex as securitization financing. Dynex may retain certain of the bonds issued by the trust, and Dynex generally will transfer collateral in excess of the bonds issued. This excess is typically referred to as over-collateralization. Each securitization trust generally provides Dynex the right to redeem, at its option, the remaining outstanding bonds prior to their maturity date.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The Company is currently evaluating the potential impact on adoption of SFAS 159.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. Earlier application is permitted provided that the reporting entity has not yet issued interim or annual financial statements for that fiscal year. The Company is currently evaluating the impact, if any, that SFAS 157 may have on the Company’s financial statements.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a material impact on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments”, an amendment to SFAS 133 and SFAS 140. Among other things, SFAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. At initial application of SFAS 155, the fair value election provided for in paragraph 4(c) may be applied for hybrid financial instruments that were bifurcated under paragraph 12 of SFAS 133 prior to the initial application of SFAS 155.

In January 2007, the FASB provided a scope exception under SFAS 155 for securitized interests that only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets, and for which the investor does not control the right to accelerate the settlement. If a securitized interest contains any other embedded derivative (for example, an inverse floater), then it would be subject to the bifurcation tests in SFAS 133, as would securities purchased at a significant premium. Following the issuance of the scope exception by the FASB, changes in the market value of the Company’s investment securities would continue to be made through other comprehensive income, a component of stockholders’ equity. The Company does not expect that the January 1, 2007 adoption of SFAS 155 will have a material impact on the Company’s financial position, results of operations or cash flows. However, to the extent that certain of the Company’s future investments in securitized financial assets do not meet the scope exception adopted by the FASB, the Company’s future results of operations may exhibit volatility if such investments are required to be bifurcated or marked to market value in their entirety through the income statement, depending on the election made by the Company.

In September 2006, the Securities and Exchange Commission (“SEC”) Staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. The SAB requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company’s adoption of SAB 108 during the year ended December 31, 2006 had no impact on the Company’s financial statements.

NOTE 3 - SECURITIZED FINANCE RECEIVABLES

The following table summarizes the components of securitized finance receivables as of December 31, 2006 and 2005.

	2006	2005
Collateral:
Commercial mortgage loans	$225,463	$570,199
Single-family mortgage loans	116,060	161,058
	341,523	731,257
Funds held by trustees, including funds held for defeasance	7,351	6,648
Accrued interest receivable	2,380	5,114
Unamortized discounts and premiums, net	(455)	(1,832)
Loans, at amortized cost	350,799	741,187
Allowance for loan losses	(4,495)	(19,035)
	$346,304	$722,152

All of the securitized finance receivables are encumbered by securitization financing (see Note 8).

Single-family mortgage loans includes $1,518 of loans in foreclosure and $2,321 of loans which are 90+ days delinquent and still accruing interest. Commercial mortgage loans includes one loan with an unpaid principal balance of $3,170, which was placed on non-accrual during 2006.

During 2006, $279,003 of securitized finance receivables backed by commercial mortgage loans were derecognized in conjunction with the formation of a joint venture (see Note 11).

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Dynex provides an allowance for losses where it has exposure to losses on loans in its securitized finance receivables portfolio. The allowance for loan losses is included in securitized finance receivables in the accompanying consolidated balance sheets. The following table summarizes the aggregate activity for the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Allowance at beginning of year	$19,035	$28,014	$43,364
(Recapture of) provision for loan losses	(15)	5,780	18,463
Credit losses, net of recoveries	(4,172)	(3,450)	(17,651)
Loans sold/transferred	(10,353)	(11,309)	(16,162)
Allowance at end of year	$4,495	$19,035	$28,014

The loans sold/transferred amount of $10,353 in 2006 represents the allowance associated with the loans that were derecognized in connection with the initial formation of a joint venture. (See Note 11). The transfers of $11,309 and $16,162 in 2005 and 2004, respectively, relate to the sale of the Company’s interest in three securitization trusts and the related loans, primarily manufactured housing.

The following table presents certain information on commercial mortgage loans that Dynex has determined to be impaired. The decline from 2005 to 2006 relates to the derecognition of loans during 2006 as discussed in Note 11.

	Total Recorded Investment in Impaired Loans	Amount for Which There is a Related Allowance for Credit Losses	Amount for Which There is no Related Allowance for Credit Losses
2005	$54,558	$21,609	$32,949
2006	13,266	4,107	9,159

Loans secured by low-income housing tax credit (LIHTC) properties account for $190,500 of Dynex’s commercial loan portfolio. Section 42 of the tax code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low income families. Property owners must comply with income and rental restrictions over a minimum 15-year compliance period and in return, they are entitled to receive a tax credit of 4% to 9% (a dollar-for-dollar reduction of federal taxes) for each taxable year over a period of 10 years. If a property owner fails to maintain compliance with the tax credit restrictions, or if the property is subject to a change in ownership as a result of foreclosure, then the owner would face the partial recapture of tax credits already taken. Dynex believes that the existence of the tax credit, and the prospect for recapture, provides incentive for the owner to maintain and support the property.

NOTE 5 - SECURITIES

The following table summarizes Dynex’s amortized cost basis and fair value of securities, all of which are classified as available-for-sale, as of December 31, 2006 and 2005, and the related average effective interest rates at December 31, 2006 and 2005:

	2006		2005
	Value	Effective Interest Rate	Value	Effective Interest Rate
Securities, available-for-sale at amortized cost:
Fixed-rate mortgage securities	$11,362	7.22%	$22,900	6.14%
Other securities	-		320
Equity securities	1,151		1,602
	12,513		24,822
Gross unrealized gains	636		332
Gross unrealized losses	(6)		(246)
Securities, available-for-sale at fair value	$13,143		$24,908

Investment activity. During 2006, Dynex purchased approximately $2,388 of common stock of five publicly traded REITs. The Company sold its investment in four of those REITs during 2006 generating proceeds of $2,471, gains of $137 and losses of $505.

Unrealized gain/loss on securities. The unrealized gains and losses at December 31, 2006 were primarily related to the Company’s investment in fixed-rate mortgage securities. The unrealized losses represent temporary declines in value.

NOTE 6 - OTHER INVESTMENTS

The following table summarizes the Company’s other investments at December 31, 2006 and 2005:

	2006	2005
Delinquent property tax receivables and security	$2,227	$3,220
Real estate owned	575	847
	$2,802	$4,067

The balance of the delinquent property tax security includes an unrealized gain of $41 and $55 as of December 31, 2006 and 2005, respectively.

At December 31, 2006 and 2005, Dynex had real estate owned with a current carrying value of $575 and $847, respectively, resulting from foreclosures on delinquent property tax receivables. Cash collections on all delinquent property tax receivables, including proceeds from sales of real estate owned, amounted to $1,412 and $3,039 during 2006 and 2005, respectively.

NOTE 7 - OTHER LOANS

The following table summarizes Dynex’s carrying basis for other loans at December 31, 2006 and 2005, respectively.

	2006	2005
Single-family mortgage loans	$3,345	$4,825
Multifamily and commercial mortgage loans participations	962	995
	4,307	5,820
Unamortized discounts	(378)	(538)
	$3,929	$5,282

NOTE 8 - SECURITIZATION FINANCING

Dynex, through limited-purpose finance subsidiaries, has issued bonds pursuant to indentures in the form of non-recourse securitization financing. Each series of securitization financing may consist of various classes of bonds, either at fixed or variable rates of interest. Dynex, on occasion, may retain bonds at issuance, or redeem bonds and hold such bonds outstanding for possible future issuance. Payments received on securitized finance receivables and any reinvestment income thereon is used to make payments on the securitization financing (see Note 3). The obligations under the securitization financings are payable solely from the securitized finance receivables and are otherwise non-recourse to Dynex. The stated maturity date for each class of bonds is generally calculated based on the final scheduled payment date of the underlying collateral pledged. The actual maturity of each class will be directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption at Dynex’s option according to specific terms of the respective indentures. As a result, the actual maturity of any class of a series of securitization financing is likely to occur earlier than its stated maturity.

Dynex redeemed a series of securitization financing bonds, financing such redemption with cash and repurchase agreement financing. Because the redeemed bonds are held by a subsidiary of Dynex that is distinct from the bond’s issuer, to which the bonds are a liability, the bonds are eliminated in the consolidated financial statements but remain outstanding. These bonds have a current unpaid balance of $108,681. See Note 9 for further discussion.

All of the other securitization financing bonds retained at December 31, 2006 and 2005 are considered non-investment grade and had balances of $16,576 and $27,417, respectively. As the limited-purpose finance subsidiaries issuing the bonds are included in the consolidated financial statements of Dynex, such retained bonds are eliminated in the consolidated financial statements.

The components of non-recourse securitization financing along with certain other information at December 31, 2006 and 2005 are summarized as follows:

	2006		2005
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed-rate classes	$206,478	6.6% - 8.8%	$509,923	6.6% - 8.8%
Accrued interest payable	1,428		3,438
Deferred costs	(2,848)		(16,912)
Unamortized net bond premium	6,506		20,129
	$211,564		$516,578

Range of stated maturities	2024-2027		2009-2028
Estimated weighted average life	3.5 years		3.5 years
Number of series	2		3

At December 31, 2006, the weighted-average effective rate of the fixed rate classes was 6.9%. The average effective rate of interest for securitization financing was 8.1%, 7.4%, and 6.4%, for the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 9 - REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments. The Company had repurchase agreements of $95,978 and $133,315, at December 31, 2006 and 2005, respectively. The repurchase agreements mature monthly and have a weighted average rate of 0.10% over one-month LIBOR (5.42% at December 31, 2006). All of the amounts outstanding under repurchase agreements are collateralized by securitization bonds with a fair value of $106,639 at December 31, 2006, and which pay interest at a blended rate of one-month LIBOR plus 0.10%.

NOTE 10 - FAIR VALUE AND ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires the disclosure of the estimated fair value of financial instruments. The following table presents the recorded basis and estimated fair values of Dynex’s financial instruments as of December 31, 2006 and 2005:

	2006		2005
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Securitized finance receivables, net	$346,304	$369,984	$722,152	$761,287
Other investments	2,802	2,802	4,067	4,067
Securities	13,143	13,143	24,908	24,908
Other loans	3,929	4,705	5,282	6,040

Liabilities:
Securitization financing	211,564	230,575	516,578	556,610
Repurchase agreements	95,978	95,978	133,315	133,315
Obligation under payment agreement	16,299	16,541	-	-

Estimates of fair value for securitized finance receivables are determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those Dynex believes would be used by third parties. Prepayment rate assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management’s estimate of future prepayment activity. The loss assumptions utilized vary for each series of securitized finance receivables, depending on the collateral pledged. Estimates of fair value for other investments are determined by calculating the present value of the projected net cash flows, inclusive of the estimated cost to service these investments. Estimates of fair value for securities are based principally on market prices provided by certain dealers. Fair value for securitization financing is determined based on estimated current market rates for similar instruments. Since estimates of fair value for the obligation under payment agreement is based on cashflows generated by certain securitized finance receivables, the discount rate, prepayment rate and credit loss assumptions are consistent with those used to value the securitized finance receivables.

NOTE 11 - INVESTMENT IN JOINT VENTURE

On September 15, 2006, Issued Holdings Capital Corporation (“IHCC”), a wholly-owned subsidiary of Dynex, DBAH Capital, LLC, an affiliate of Deutsche Bank, A.G., and Dartmouth Investments, LLP formed a joint venture, Copperhead Ventures, LLC, in which the parties’ interests are 49.875%, 49.875% and 0.25%, respectively.

In connection with the formation and initial capitalization of the joint venture, the Company contributed its interests in a pool of securitized commercial mortgage loans issued by a subsidiary of the Company, and additionally agreed under a payment agreement (included in the consolidated financial statements as “obligation under payment agreement”) to make payments to the joint venture based on cash flows received by the Company from its interests in a second pool of securitized commercial mortgage loans.

The Company’s interests contributed to the joint venture included three subordinate commercial mortgage-backed securities and the redemption rights for all of the outstanding non-recourse securitization financing bonds issued by that trust. The contribution of these interests resulted in derecognition of securitization finance receivables of $279,003 and the related securitization financing of $254,454, the recognition of $1,354 of accrued interest on a loan contributed to the joint venture to which the Company retained the right to receive and the recognition of a loss of $1,194 for the year ended December 31, 2006.

With respect to the payment agreement, the Company has the right to repurchase the payment agreement from the joint venture under certain circumstances at its then fair value, and the Company has the right of first refusal should the joint venture decide to sell the agreement in the future. The Company has recorded an investment in and a liability to the joint venture equal to the estimated fair value of the future estimated cash flows of the trust. The difference between the gross cash flows and the recorded liability is amortized into interest expense using the effective interest method. The carrying value of the obligation under payment agreement is $16,299 at December 31, 2006, and the estimated fair value of such agreement is $16,541.

The total fair value of the consideration contributed by the Company for its interest in the joint venture was $37,281, which exceeded its proportionate share of the net assets of the joint venture at formation by $967. This difference is recorded in investment in joint venture is being amortized over the estimated life of the joint venture as a charge to the Company’s equity in the earnings or loss of the joint venture.

The Company accounts for its investment in the joint venture using the equity method, under which it recognizes its proportionate share of the joint ventures earnings or loss and changes in accumulated other comprehensive income. The Company recorded a loss of $852 for its interest in the net loss of the joint venture and $8 for the decrease in accumulated other comprehensive income of the joint venture for the year ended December 31, 2006. The joint venture’s loss related to the impairment of one of the joint venture’s commercial mortgage backed securities due to an increase in the estimate of the loss on the liquidation of a foreclosed loan collateralizing the security.

The following tables presents the financial condition and results of operations for the joint venture as of and for the year ended December 31, 2006.

Condensed Statement of Operations
Interest income	$1,611
Interest expense	-
Impairment	(3,664)
Trading gains	589
Net loss	$(1,508)

Condensed Balance Sheet
Total assets	$73,219
Total liabilities	-
Total equity	$73,219

The Company’s equity in the net loss of the joint venture of $852 represents our proportionate share (49.875%) of the net loss of the joint venture and approximately $100 of amortization related to the difference between the fair value of the consideration contributed by the Company to form the joint venture and its initial interest in the net assets of the joint venture.

NOTE 12 - INCOME (LOSS) PER SHARE

The following table reconciles the numerator and denominator for both the basic and diluted EPS for the years ended December 31, 2006, 2005, and 2004.

	2006		2005		2004
	Income (loss)	Weighted-Average Number of Shares	Income (loss)	Weighted-Average Number of Shares	Income (loss)	Weighted-Average Number of Shares

Net income (loss)	$4,909		$9,585		$(3,375)
Preferred stock charge	(4,044)		(5,347)		(1,819)
Net income (loss) available to common shareholders	$865	12,140,452	$4,238	12,163,062	$(5,194)	11,272,259

Net income (loss) per share:
Basic and diluted		$0.07		$0.35		$(0.46)

Dividends and potentially anti-dilutive common shares assuming conversion of preferred stock:
Series A	$-	-	$-	-	$337	94,403
Series B	-	-	-	-	537	131,621
Series C	-	-	-	-	666	130,990
Series D	4,044	4,256,237	5,347	5,628,737	3,936	3,491,047
Expense and incremental shares of stock appreciation rights and options	-	81,180	-	64	-	21,045

	$4,044	4,337,417	$5,347	5,628,801	$5,476	3,869,106

NOTE 13 - PREFERRED AND COMMON STOCK

The following table presents a summary of Dynex’s issued and outstanding preferred stock:

	Issue Price	Dividends Paid Per Share
Cumulative Convertible Preferred Stock	Per share	2006	2005	2004
Series D 9.50% (“Series D”)	$10.00	$0.9500	$0.9500	$0.6993

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

In the event of liquidation, the holders of this series of preferred stock will be entitled to receive out of the assets of Dynex, prior to any such distribution to the common shareholders, the issue price per share in cash, plus any accrued and unpaid dividends. For purposes of determining net income (loss) to common shareholders used in the calculation of earnings (loss) per share, preferred stock charge includes the current period dividend accrual amount for the Preferred Stock outstanding for the years ended December 31, 2006, 2005 and 2004 of $4,044, $5,347, and $3,936, respectively. If Dynex fails to pay dividends for two consecutive quarters or if Dynex fails to maintain consolidated shareholders’ equity of at least 200% of the aggregate issue price of the Series D preferred stock, then these shares automatically convert into a new series of 9.50% senior notes. Shareholder’s equity at December 31, 2006 was 323% of the aggregate issue price of the outstanding Series D preferred shares at that date.

The following table presents the changes in the number of preferred and common shares outstanding:

	Preferred Shares					Common
	Series A	Series B	Series C	Series D	Total	Shares
January 1, 2004	493,595	688,189	684,893	-	1,866,677	10,873,903
Recapitalization	(493,595)	(688,189)	(684,893)	5,628,737	3,762,060	1,288,488
December 31, 2004	-	-	-	5,628,737	5,628,737	12,162,391
Grant	-	-	-	-	-	1,000
December 31, 2005	-	-	-	5,628,737	5,628,737	12,163,391
Redemption	-	-	-	(1,406,767)	(1,406,767)	-
Conversion	-	-	-	(431)	(431)	431
Repurchase	-	-	-	-	-	(32,560)
December 31, 2006	-	-	-	4,221,539	4,221,539	12,131,262

On January 9, 2006, the Company paid approximately $14,105 to redeem 1,406,767 shares of its Series D Preferred Stock. In addition, certain Series D Preferred Stock shareholders elected to convert 431 shares of Series D Preferred Stock to common shares rather than have their shares redeemed. After the redemption and conversion, there were 4,221,539 shares of Series D Preferred Stock outstanding. The Company also announced a common stock repurchase program under which it may repurchase up to one million shares of its common stock.

During 2006, the Company repurchased 32,560 shares of common stock at a weighted-average price of $6.75 per share under a stock repurchase plan authorized by the Company’s Board of Directors in 2005. The Company is authorized to repurchase, subject to the applicable securities laws and the terms of the Series D Preferred Stock designation, up to an additional 967,440 shares of common stock under the current plan. Any future repurchases of common stock will be made at times and in amounts as deemed appropriate by the Company, and the plan may be suspended or discontinued at any time.

NOTE 14 - EMPLOYEE BENEFITS

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

On January 2, 2005, Dynex granted 126,297 stock appreciation rights (SAR) to certain of its employees and officers under the Stock Incentive Plan. The SARs vest over the next four years in equal annual installments, expire on December 31, 2011 and have an exercise price of $7.81 per share, which was the market price of the stock on the grant date. Compensation cost was measured as the change in fair value of the SAR contract during the period.

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

Dynex incurred compensation expense of $244, none and $13 for SARs and options related to the Stock Incentive Plan during 2006, 2005 and 2004, respectively.

The following table presents a summary of the SAR and option activity for the Stock Incentive Plan for the year ended December 31, 2006:

	SARs		Stock Options
	Number Of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
Shares outstanding at beginning of year	126,297	$7.81	40,000	$8.46
Shares granted	77,000	6.61	35,000	7.43
Shares forfeited or redeemed	-	-	-	-
Shares exercised	-	-	-	-
Shares outstanding at end of year	203,297	7.36	75,000	7.98

Shares vested and exercisable	31,574	$7.81	75,000	$7.98

The weighted-average grant-date fair value of SARs granted during the years ended December 31, 2006, 2005 and 2004, was $3.69, $5.98 and none, respectively. No SARs were either exercised or paid during the period reported. The aggregate intrinsic value of SARs shares outstanding at December 31, 2006 and fully vested SARs shares was $(54) and $(23). The weighted average remaining contractual term was 52 months and 60 months respectively.

The weighted-average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004, was $2.09, $1.76 and none, respectively. No options were either exercised or paid during the period reported. All option shares are fully vested at the time of the grant. The aggregate intrinsic value of options shares outstanding and fully vested options shares at December 31, 2006 was $(67). The weighted average remaining contractual term was 42 months and 54 months respectively.

The fair value of each SAR or option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. SARs are assumed to be exercised at the midpoint between the later of their vesting date and the current reporting date. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The option awards to the directors of the Company were treated as equity awards. The share options will be settled by the issuance of shares of common stock only, are not mandatorily redeemable, and have no market, performance or service conditions that must be met for the shares to be earned. The grant date fair value was recorded as equity.

	SARs Granted		Options Granted
	January 3, 2005	January 12, 2006	June 17, 2005	June 16, 2006
Expected volatility	14.6%-17.8%	17.2%-22.9%	20.8%	21.8%
Weighted-average volatility	16.1%	19.4%	20.8%	21.8%
Expected dividends	0%	0%	0%	0%
Expected term (in months)	35	45	26	30
Risk-free rate	4.68%	4.68%	4.80%	5.11%

The share options issued to certain of the Company’s directors will be settled with new shares issued for the purpose.

Employee Savings Plan

Dynex provides an Employee Savings Plan under Section 401(k) of the Internal Revenue Code. The Employee Savings Plan allows eligible employees to defer up to 25% of their income on a pretax basis. Dynex matches the employees’ contribution, up to 6% of the employees’ eligible compensation. Dynex may also make discretionary contributions based on the profitability of Dynex. The total expense related to Dynex’s matching and discretionary contributions in 2006, 2005, and 2004 was $78, $94 and $122, respectively. Dynex does not provide post employment or post retirement benefits to its employees.

401(k) Overflow Plan

During 1997, Dynex adopted a non-qualifying overflow plan which covers employees who have contributed to the Employee Savings Plan the maximum amount allowed under the Internal Revenue Code. The excess contributions are made to the overflow plan on an after-tax basis. However, Dynex partially reimburses employees for the effect of the contributions being made on an after-tax basis. Dynex matches the employee’s contribution up to 6% of the employee’s eligible compensation. There was no reimbursement expense in 2006, 2005 or 2004.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

As of December 31, 2006, Dynex is obligated under non-cancelable operating leases with expiration dates through 2008. Rent and lease expense under those leases was $136, $186, and $473, respectively in 2006, 2005, and 2004.

In connection with the formation and initial capitalization of the joint venture, the Company contributed its interests in a pool of securitized commercial mortgage loans, and additionally agreed under a payment agreement (included in the consolidated financial statements as “obligation under payment agreement”) to make payments to the joint venture based on cash flows received by the Company from its interests in a second pool of securitized commercial mortgage loans. The Company has the right to repurchase the payment agreement from the joint venture under certain circumstances at its then fair value, and the Company has the right of first refusal should the joint venture decide to sell the agreement in the future. The Company has recorded an investment in and a liability to the joint venture equal to the estimated fair value of the future estimated cash flows of the trust. The difference between the gross cash flows and the recorded liability is amortized into interest expense using the effective interest method. The carrying value of the obligation under payment agreement is $16,299 at December 31, 2006, and the estimated fair value of such agreement is $16,541.

The future minimum lease payments under non-cancelable leases are as follows:

Years Ending December 31,	Leases
2007	$145
2008	64
2009	-
2010	-
2011 and thereafter	-
Total	$209

NOTE 16 - LITIGATION

Dynex and its subsidiaries may be involved in certain litigation matters arising in the ordinary course of businesses. Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, management believes, based on current knowledge, that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations. Information on litigation arising out of the ordinary course of business is described below.

One of the Company’s subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania (“Allegheny County”), are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court of Common Pleas”).  Plaintiffs allege that GLS illegally charged the taxpayers of Allegheny County certain attorney fees, costs and expenses, and interest, in the collection of delinquent property tax receivables owned by GLS.  Plaintiffs were seeking class certification status, and in October 2006, the Court of Common Pleas certified the class action status of the litigation. In its Order, the Court of Common Pleas left open the possible decertification of the class if the fees, costs and expenses charged by GLS are in accordance with public policy considerations as well as Pennsylvania statute and relevant ordinance.  The Company successfully sought the stay of this action pending the outcome of other litigation before the Pennsylvania Supreme Court in which GLS is not directly involved but has filed an Amicus brief in support of the defendants.  Several of the allegations in that lawsuit are similar to those being made against GLS in this litigation. Plaintiffs have not enumerated its damages in this matter, and management believes that the ultimate outcome of this litigation will not have a material impact on the Company’s financial condition, but may have a material impact on its reported results for the particular period presented.

Dynex Capital, Inc. and Dynex Commercial, Inc. (“DCI”), formerly an affiliate and now known as DCI Commercial, Inc., are appellees (or “respondents”) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al  (collectively, “BCM” or “the Plaintiffs”) versus Dynex Commercial, Inc. et al.  The appeal seeks to overturn a judgment from a lower court in the Company’s favor and DCI which denied recovery to Plaintiffs and to have a judgment entered in favor of Plaintiffs based on a jury award for damages, all of which was set aside by the trial court as further discussed below.  In the alternative, Plaintiffs are seeking a new trial. The appeal relates to a suit filed against us and DCI in 1999, alleging, among other things, that DCI and we failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by us; that DCI breached an alleged $160,000 “master” loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9,000. The original trial commenced in January 2004, and, in February 2004, the jury in the case rendered a verdict in favor of one of the Plaintiffs and against us on the alleged breach of the loan agreements for tenant improvements and awarded that Plaintiff damages in the amount of $253. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively. The jury found in favor of DCI on the alleged $9,000 loan commitment, but did not find in favor of DCI for counterclaims made against BCM. The jury also awarded the Plaintiffs attorneys’ fees in the amount of $2,100. After considering post-trial motions, the presiding judge entered judgment in favor of Dynex Capital, Inc. and DCI, effectively overturning the verdicts of the jury and dismissing damages awarded by the jury. DCI is a former affiliate of Dynex, and management believes that Dynex will have no obligation for amounts, if any, awarded to the Plaintiffs as a result of the actions of DCI. The Court of Appeals heard oral arguments in this matter in April 2006 but has not yet rendered its decision.

Dynex Capital, Inc. and MERIT Securities Corporation, a subsidiary, are defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund ("Teamsters"). The complaint was filed on February 11, 2005, and purports to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds (the “Bonds”), which are collateralized by manufactured housing loans.  The complaint seeks unspecified damages and alleges, among other things, misrepresentations in connection with the issuance of and subsequent reporting on the Bonds. The complaint initially named Dynex’s former president and its current Chief Operating Officer as defendants. On February 10, 2006, the District Court dismissed the claims against the Company’s former president and current Chief Operating Officer, but did not dismiss the claims against the Company or MERIT (“Corporate Defendants”). The Corporate Defendants moved to certify an interlocutory appeal of this order to the United States Court of Appeals for the Second Circuit (“Second Circuit”). On June 2, 2006, the District Court granted the Corporate Defendants’ motion. On September 14, 2006, the Second Circuit granted the Corporate Defendants’ petition to accept the certified order for interlocutory appeal. On March 2, 2007, the parties completed briefing in the Second Circuit and are awaiting oral argument. The Company has evaluated the allegations made in the complaint and believes them to be without merit and intends to vigorously defend itself against them

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on the Company’s consolidated balance sheet but could materially affect its consolidated results of operations in a given year or period.

NOTE 17 - SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

	Years ended December 31,
	2006	2005	2004
Cash paid for interest	$40,932	$61,824	$96,473

Supplemental disclosure of non-cash activities:
9.75% senior unsecured notes due April 2007 issued in connection with recapitalization plan	$-	$-	$823
Formation of joint venture with Deutsche Bank	$38,248	$-	$-
Conversion of preferred shares to common shares	$4	$-	$-

NOTE 18 - RELATED PARTY TRANSACTIONS

Dynex and Dynex Commercial, Inc., now known as DCI Commercial, Inc (“DCI”) have been jointly named in litigation regarding the activities of DCI while it was an operating subsidiary of an affiliate of Dynex. Dynex and DCI entered into a Litigation Cost Sharing Agreement whereby the parties set forth how the costs of defending against litigation would be shared, and whereby Dynex agreed to fund all costs of such litigation, including DCI’s portion. DCI’s cumulative portion of costs associated with litigation and funded by Dynex is $3,276 and is secured by the proceeds of any counterclaims that DCI may receive in the litigation. DCI costs funded by Dynex are considered loans, and bear simple interest at the rate of Prime plus 8.0% per annum. At December 31, 2006, the total amount due Dynex under the Litigation Cost Sharing Agreement, including interest, was $5,144, which has been fully reserved by Dynex. DCI is currently wholly owned by ICD Holding, Inc. An executive of Dynex is the sole shareholder of ICD Holding.

NOTE 19 - NON-CONSOLIDATED AFFILIATES

The following tables summarize the financial condition and result of operations of Dynex’s non-consolidated affiliates, excluding the joint venture which is presented in Note 11.

Condensed Statement of Operations (Unaudited)
	2006	2005	2004
Total revenues	$2,538	$2,538	$2,537
Total expenses	$1,594	$1,729	$1,831
Net income	$944	$809	$706

Condensed Balance Sheet (Unaudited)
	2006	2005
Total assets	$15,638	$16,103
Total liabilities	$10,832	$12,240
Total equity	$4,807	$3,863

Dynex has a 99% limited partnership interest in a partnership that owns a commercial office building located in St. Paul, Minnesota. The building is leased pursuant to a triple-net master lease to a single-tenant. The second mortgage lender has a bargain purchase option to purchase the building in 2007, which, subsequent to December 31, 2006, they expressed their intention to exercise during the first quarter of 2007. Rental income derived from the master lease for the term of the lease exactly covers the operating cash requirements on the building, including the payment of debt service. Dynex accounts for the partnership using the cost method. The partnership had net income of $944, $809 and $706 for the years ended December 31, 2006, 2005 and 2004, respectively. Due to the bargain purchase option, any increase in basis of the investment due to the accrual of its share of earnings of the partnership is immediately reduced by a charge of a like amount to the same account, given the probability of exercise of the option by the second mortgage lender. Dynex’s investment in this partnership amounted to $11 at December 31, 2006, 2005 and 2004.

Dynex owns a 1% limited partnership interest in a partnership that owns a low income housing tax credit multifamily housing property located in Texas. In May 2001, Dynex sold a 98% limited partnership interest in a partnership to a former director for a purchase price of $198, which was equal to its estimated fair value. By reason of the former director’s investment in the partnership, Dynex has guaranteed to the director the use of the low-income housing tax credits associated with the property, proportionate to his investment, that are reported annually to the Internal Revenue Service. The guarantee expires on April 30, 2007 when the term of the Section 42 tax credits expires. During 2006, Dynex loaned the partnership $356. These advances are due on demand. Dynex, through a subsidiary has made a first mortgage loan to the partnership secured by the property, with a current unpaid principal balance of $1,640. As Dynex does not have control or exercise significant influence over the operations of this partnership, its investment and total advances of $712 at December 31, 2006 are accounted for using the cost method.

NOTE 20 - SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following tables present Dynex’s unaudited selected quarterly results for 2006 and 2005.

Year Ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating results:
Total interest income	$14,766	$14,192	$13,000	$8,491
Net interest income after provision for loan losses	2,407	2,543	3,102	3,050
Net income (loss)	1,213	1,615	(215)	2,297
Basic and diluted net income (loss) per common share	0.01	0.05	(0.10)	0.11
Cash dividends declared per common share	-	-	-	-

Year Ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Operating results:
Total interest income	$24,053	$18,533	$15,717	$16,092
Net interest income after provision for loan losses	2,196	2,068	992	853
Net income (loss)	935	9,594	(1,899)	955
Basic net (loss) income per common share	(0.03)	0.68	(0.27)	(0.03)
Diluted net (loss) income per common share	(0.03)	0.54	(0.27)	(0.03)
Cash dividends declared per common share	-	-	-	-

EXHIBIT INDEX

Number	Exhibit
21.1	List of consolidated entities of Dynex (filed herewith).
23.1	Consent of BDO Seidman, LLP (filed herewith).
23.2	Consent of Deloitte & Touche, LLP (filed herewith).
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).