Form 10-Q
period 2007-03-31
DYNEX CAPITAL INC
filed 2007-05-15
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period March 31, 2007

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
Yes ☐ No ☑

On April 30, 2007, the registrant had 12,136,262 shares outstanding of common stock, $.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS (UNAUDITED)
(amounts in thousands except share data)

	March 31,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$57,843	$56,880
Other assets	4,705	6,111
	62,548	62,991
Investments:
Securitized finance receivables:
Commercial mortgage loans, net	224,173	228,466
Single-family mortgage loans, net	106,654	117,838
	330,827	346,304
Investment in joint venture	38,847	37,388
Securities	16,452	13,143
Other investments	2,671	2,802
Other loans	3,645	3,929
	392,442	403,566

	$454,990	$466,557

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Securitization financing	$206,615	$211,564
Repurchase agreements secured by securitization financing	86,926	95,978
Obligation under payment agreement	16,847	16,299
Other liabilities	6,132	6,178
	316,520	330,019

Commitments and Contingencies (Note 11)

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized,
9.5% Cumulative Convertible Series D, 4,221,539 shares issued and
outstanding ($43,218 aggregate liquidation preference)	41,749	41,749
Common stock, par value $0.01 per share, 100,000,000 shares authorized,
12,136,262 and 12,131,262 shares issued outstanding, respectively	121	121
Additional paid-in capital	366,674	366,637
Accumulated other comprehensive income	1,618	663
Accumulated deficit	(271,692)	(272,632)
	138,470	136,538

	$454,990	$466,557

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(amounts in thousands except share data)

	Three Months Ended
	March 31,
	2007	2006

Interest income:
Securitized finance receivables	$7,025	$13,886
Securities	324	546
Other investments	739	227
Other loans	127	107
	8,215	14,766

Interest and related expenses:
Non-recourse securitization financing	4,096	10,988
Repurchase agreements	1,258	1,515
Obligation under payment agreement	367	-
Other	34	(25)
	5,755	12,478

Net interest income	2,460	2,288
Recapture of loan losses	523	119

Net interest income after recapture of loan losses	2,983	2,407

Equity in earnings of joint venture	630	-
Other (expense) income	(545)	133
General and administrative expenses	(1,126)	(1,327)

Net income	1,942	1,213
Preferred stock charge	(1,003)	(1,036)

Net income to common shareholders	$939	$177

Change in net unrealized gain on :
Investments classified as available-for-sale	126	364
Investment in joint venture	829	-
Comprehensive income	$2,897	$1,577

Net income per common share:
Basic and diluted	$0.08	$0.01

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$1,942	$1,213
Adjustments to reconcile net income to cash
provided by operating activities:
Equity in earnings of joint venture	(630)	-
Recapture of loan losses	(523)	(119)
(Loss) gain on sale of investments	6	(24)
Amortization and depreciation	(335)	365
Net change in other assets and other liabilities	1,407	75
Net cash and cash equivalents provided by operating activities	1,867	1,510

Investing activities:
Principal payments received on investments	15,578	27,435
Purchase of securities and other investments	(5,591)	(16,168)
Payments received on securities, other investments and loans	2,811	5,883
Proceeds from sales of securities and other investments	83	104
Other	937	69
Net cash and cash equivalents provided by investing activities	13,818	17,323

Financing activities:
Principal payments on securitization financing	(4,657)	(13,009)
Net repayments on repurchase agreements	(9,100)	(12,190)
Issuance (retirement) of common stock	37	(137)
Retirement of preferred stock	-	(14,072)
Dividends paid	(1,002)	(1,370)
Net cash and cash equivalents used for financing activities	(14,722)	(40,778)
Net increase (decrease) in cash and cash equivalents	963	(21,945)
Cash and cash equivalents at beginning of period	56,880	45,235
Cash and cash equivalents at end of period	$57,843	$23,290

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

March 31, 2007
(amounts in thousands except share and per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America, hereinafter referred to as “generally accepted accounting principles,” for complete financial statements. The condensed consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified real estate investment trust ("REIT") subsidiaries and taxable REIT subsidiary (together, “Dynex” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

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

In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

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

Certain amounts for 2006 have been reclassified to conform to the presentation adopted in 2007.

Adoption of New Accounting Standards

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s adoption of FIN 48 did not have a material impact on the Company’s financial statements.

On January 1, 2007, the Company adopted SFAS 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.” This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations and to initially measure those servicing assets and servicing liabilities at fair value, if practicable. The Company elected the option to measure its servicing rights at fair value at each reporting date with changes in fair value recorded in its earnings. The Company’s adoption of FAS 156 did not have a material impact on the Company’s financial statements.

Effective January 1, 2007, the Company adopted FAS No. 155, “Accounting for Certain Hybrid Instruments” (FAS 155), an amendment to FAS 133 and FAS 140. Among other things, FAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarified which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (iii) established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarified that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amended FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

Securitized interests which only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and for which the investor does not control the right to accelerate the settlement of such financial assets are excluded under a scope exception adopted by the FASB. None of the Company’s assets were subject to FAS 155 as a result of this scope exception. Therefore, the Company has continued to record changes in the market value of its investment securities through other comprehensive income, a component of stockholders’ equity. Therefore, the adoption of FAS 155 did not have any impact on the Company’s financial position, results of operations or cash flows. However, if future investments by the Company in securitized financial assets do not meet the scope exception to FAS 155, the Company’s results of operations may exhibit future volatility if such investments are required to be bifurcated or marked to market value in their entirety through the income statement.

NOTE 2 — NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted per common share basis. Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method and stock appreciation rights, to the extent that there are rights outstanding, using the treasury stock method, but only if these items are dilutive. The Series D preferred stock is convertible into one share of common stock for each share of preferred stock. The following table reconciles the numerator and denominator for both the basic and diluted net income per common share for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007		2006
	Income	Weighted-Average Number of Shares	Income	Weighted- Average Number of Shares

Net income	$1,942		$1,213
Preferred stock charge	(1,003)		(1,036)
Net income to common shareholders	$939	12,133,151	$177	12,161,682
Effect of dividends and additional shares of preferred stock	-	-	-	-
Diluted	$939	12,133,151	$177	12,161,682

Net income per share:
Basic and diluted		$0.08		$0.01

Reconciliation of shares included in calculation of earnings per share due to dilutive effect:
Incremental shares of options	-	426	-	-
	$939	12,133,577	$-	-

Reconciliation of shares not included in calculation of earnings per share due to anti-dilutive effect:
Dividends and assumed conversion of Series D preferred stock	$1,003	4,221,539	$1,036	4,362,259
Expense and incremental shares of stock appreciation rights and options	-	52,468	-	93,589
	$1,003	4,274,007	$1,036	4,455,848

NOTE 3 — SECURITIZED FINANCE RECEIVABLES

The following table summarizes the components of securitized finance receivables at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Collateral:
Commercial mortgage loans , unpaid principal	$220,215	$225,463
Single-family mortgage loans , unpaid principal	105,054	116,060
	325,269	341,523
Funds held by trustees, including funds held for defeasance	7,297	7,351
Accrued interest receivable	2,302	2,380
Unamortized discounts and premiums, net	(503)	(455)
Loans, at amortized cost	334,365	350,799
Allowance for loan losses	(3,538)	(4,495)
	$330,827	$346,304

The commercial mortgage loans are encumbered by non-recourse securitization financing.

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

The Company reserves for probable estimated credit losses on loans in its investment portfolio. The following table summarizes the aggregate activity for the allowance for loan losses for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Allowance at beginning of period	$4,495	$19,035
Recapture of loan losses	(523)	(119)
Charge-offs, net of recoveries	(434)	(3)
Allowance at end of period	$3,538	$18,913

The Company identified $12,401 of impaired commercial loans at March 31, 2007, none of which were delinquent, compared to $13,266 of impaired commercial loans at December 31, 2006, one of which was delinquent and had an unpaid principal balance of $3,170. This delinquent commercial loan was settled in March 2007 resulting in a charge-off of $437.

NOTE 5 — INVESTMENT IN JOINT VENTURE

The Company holds a 49.875% interest in a joint venture, Copperhead Ventures, LLC, which it accounts for using the equity method, under which it recognizes its proportionate share of the joint venture’s earnings and comprehensive income. The Company’s interest in the earnings and other comprehensive income of the joint venture for the three months ended March 31, 2007 were $630 and $829, respectively.

The joint venture had total assets at March 31, 2007 of $76,368, which were comprised primarily of $39,123 of cash and cash equivalents, $33,175 of available for sale securities backed by commercial mortgage loans, and other assets of $4,070.

NOTE 6 — SECURITIES

The following table summarizes the fair value of the Company’s securities classified as available-for-sale, at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Fair Value	Effective Interest Rate	Fair Value	Effective Interest Rate
Securities, available-for-sale:
Adjustable-rate mortgage securities	$3,765	5.44%	$-	-%
Fixed-rate mortgage securities	10,877	7.18%	11,362	7.22%
Equity securities	1,152		1,151
	15,794
Gross unrealized gains	668		636
Gross unrealized losses	(10)		(6)
	$16,452		$13,143

NOTE 7 — OTHER INVESTMENTS

The following table summarizes the Company’s other investments at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Delinquent property tax receivable securities	$2,164	$2,227
Real estate owned	507	575
	$2,671	$2,802

Delinquent property tax receivable securities includes an unrealized gain of $140 and $41 at March 31, 2007 and December 31, 2006, respectively. Real estate owned is acquired from foreclosures on delinquent property tax receivables. During the three months ended March 31, 2007 and March 31, 2006, the Company collected an aggregate of $223 and $609, respectively, on delinquent property tax receivables and securities, including net sales proceeds from related real estate owned.

NOTE 8 - OTHER LOANS
The following table summarizes Dynex’s carrying basis for other loans at March 31, 2007 and December 31, 2006, respectively.

	March 31, 2007	December 31, 2006
Single-family mortgage loans	$3,034	$3,345
Multifamily and commercial mortgage loan participations	955	962
	3,989	4,307
Unamortized discounts	(344)	(378)
	$3,645	$3,929

NOTE 9 -SECURITIZATION FINANCING

Dynex, through limited-purpose finance subsidiaries, has issued bonds pursuant to indentures in the form of non-recourse securitization financing. Each series of securitization financing may consist of various classes of bonds, either at fixed or variable rates of interest. Payments received on securitized finance receivables and any reinvestment income thereon are used to make payments on the securitization financing. The obligations under the securitization financings are payable solely from the securitized finance receivables and are otherwise non-recourse to Dynex. The stated maturity date for each class of bonds is generally calculated based on the final scheduled payment date of the underlying collateral pledged. The actual maturity of each class will be directly affected by the rate of principal prepayments on the related collateral. Each series is also subject to redemption at Dynex’s option according to specific terms of the respective indentures. As a result, the actual maturity of any class of a series of securitization financing is likely to occur earlier than its stated maturity. If Dynex does not exercise its option to redeem a class or classes of bonds when it first has the right to do so, the interest rates on the bonds not redeemed will automatically increase by 0.30% to 0.83%.

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

The components of non-recourse securitization financing along with certain other information at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31, 2007		December 31, 2006
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed-rate classes	$201,820	6.6% - 8.8%	$206,478	6.6% - 8.8%
Accrued interest payable	1,396		1,428
Deferred costs	(2,742)		(2,848)
Unamortized net bond premium	6,141		6,506
	$206,615		$211,564

Range of stated maturities	2024-2027		2024-2027
Estimated weighted average life	4.1 years		4.3 years
Number of series	2		2

At March 31, 2007, the weighted-average effective rate of the fixed rate classes was 6.9%. The average effective rate of interest for securitization financing was 7.7%, and 8.1%, for the three months ended March 31, 2007 and the year ended December 31, 2006, respectively.

NOTE 10 - REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments. The Company had repurchase agreements of $86,926 and $95,978, at March 31, 2007 and December 31, 2006, respectively, which are collateralized by certain of the Company’s retained interests in a prior securitization. The repurchase agreements mature monthly and have a weighted average rate of 0.10% over one-month LIBOR (5.32% at March 31, 2007). The securitization financing bonds collateralizing these repurchase agreements have a fair value of $96,581 at March 31,2007.

NOTE 11 — PREFERRED STOCK

At March 31, 2007 and December 31, 2006, the total liquidation preference, which includes accrued dividends payable, on the Series D Preferred Stock was $43,218. There was $1,003 ($0.2375 per share) of accrued dividends payable on the Series D Preferred Stock at March 31, 2007 and December 31, 2006, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company and certain of its subsidiaries are defendants in litigation. The following discussion is the current status of the litigation.

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

Dynex Capital, Inc. and Dynex Commercial, Inc. (“DCI”), a former affiliate and now known as DCI Commercial, Inc., are appellees (or “respondents”) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al  (collectively, “BCM” or “the Plaintiffs”) versus Dynex Commercial, Inc. et al.  The appeal seeks to overturn a judgment from a lower court in the Company’s and DCI’s favor which denied recovery to Plaintiffs and to have a judgment entered in favor of Plaintiffs based on a jury award for damages, all of which was set aside by the trial court as discussed further below.  In the alternative, Plaintiffs are seeking a new trial. The appeal relates to a suit filed against the Company and DCI in 1999, alleging, among other things, that DCI and Dynex Capital, Inc. failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160 million “master” loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9 million. The original trial commenced in January 2004, and, in February 2004, the jury in the case rendered a verdict in favor of one of the Plaintiffs and against the Company on the alleged breach of the loan agreements for tenant improvements and awarded that Plaintiff damages in the amount of $0.25 million. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively. The jury found in favor of DCI on the alleged $9 million loan commitment, but did not find in favor of DCI for counterclaims made against BCM. The jury also awarded the Plaintiffs attorneys’ fees in the amount of $2.1 million. After considering post-trial motions, the presiding judge entered judgment in favor of the Company and DCI, effectively overturning the verdicts of the jury and dismissing damages awarded by the jury. DCI is a former affiliate of Dynex Capital, Inc., and management does not believe that the Company will have any obligation for amounts, if any, awarded to the Plaintiffs as a result of the actions of DCI. The Court of Appeals heard oral arguments in this matter in April 2006 but has not yet rendered its decision.

Dynex Capital, Inc. and MERIT Securities Corporation, a subsidiary, are defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund ("Teamsters"). The complaint was filed on February 11, 2005, and purports to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds (the “Bonds”), which are collateralized by manufactured housing loans.  The complaint seeks unspecified damages and alleges, among other things, misrepresentations in connection with the issuance of and subsequent reporting on the Bonds. The complaint initially named the Company’s former president and its current Chief Operating Officer as defendants. On February 10, 2006, the District Court dismissed the claims against the former president and current Chief Operating Officer, but did not dismiss the claims against Dynex Capital, Inc. or MERIT (“together, the Corporate Defendants”). The Corporate Defendants moved to certify an interlocutory appeal of this order to the United States Court of Appeals for the Second Circuit (“Second Circuit”). On June 2, 2006, the District Court granted the Corporate Defendants’ motion. On September 14, 2006, the Second Circuit granted the Corporate Defendants’ petition to accept the certified order for interlocutory appeal. On March 2, 2007, the parties completed briefing in the Second Circuit and are awaiting oral argument. The Company has evaluated the allegations made in the complaint and believes them to be without merit and intends to vigorously defend itself against them.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on its consolidated balance sheet but could materially affect its consolidated results of operations in a given period or year.

NOTE 13 — STOCK BASED COMPENSATION

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

On January 3, 2007, Dynex granted 82,500 SARs to certain of its officers under the Stock Incentive Plan. The SARs vest over the next four years in equal annual installments, expire on December 31, 2013 and have an exercise price of $7.06 per share, which was the market price of the stock on the grant date. The weighted-average grant-date fair value of the SAR grant was $2.71 per share.

Dynex recognized stock-based compensation expense of $72 and $145 during the three months ended March 31, 2007 and 2006, respectively. The total compensation cost related to non-vested awards not yet recognized was $486 and $435 at March 31, 2007 and 2006, respectively.

The fair value of SARs and options awarded is estimated on the date of grant using the Black-Scholes option valuation model using the assumptions in the table below.

	SARs Granted
	January 3, 2005	January 12, 2006	January 3, 2007
Expected volatility	13.9%-16.9%	14.4%-19.1%	17.4%-27.2%
Weighted-average volatility	14.8%	17.0%	21.5%
Expected dividends	0%	0%	0%
Expected term (in months)	33	42	54
Risk-free rate	4.54%	4.56%	4.58%

NOTE 14 — RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company for the three months ended March 31, 2007 should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and the accompanying Notes to Unaudited Condensed Consolidated Financial Statements included in this report.

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

The Company continues to focus its efforts in the near-term on managing its current investment portfolio to maximize cash flow, while evaluating longer-term opportunities for redeployment of its capital. The Company has substantial tax net operating loss carryforwards, which can be used to offset future taxable income through approximately 2019.

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

Allowance for Loan Losses. We have credit risk on loans pledged in securitization financing transactions and classified as securitized finance receivables in our investment portfolio. An allowance for loan losses has been estimated and established for currently existing probable losses. Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated. The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience. Where loans are considered homogeneous, the allowance for losses is established and evaluated on a pool basis. Otherwise, the allowance for losses is established and evaluated on a loan-specific basis. Provisions made to increase the allowance are a current period expense to operations. Single-family loans are considered impaired when they are 60-days past due. Commercial mortgage loans are evaluated on an individual basis for impairment. Generally, a commercial loan with a debt service coverage ratio of less than one is considered impaired. However, based on the attributes of the respective loan, or the attributes of the underlying real estate which secures the loan, commercial loans with a debt service ratio less than one may not be considered impaired; conversely, commercial loans with a debt service coverage ratio greater than one may be considered impaired. Certain of the commercial mortgage loans are covered by loan guarantees that limit our exposure on these loans. The level of allowance for loan losses required for these loans is reduced by the amount of applicable loan guarantees. The Company’s actual credit losses may differ from the estimates used to establish the allowance.

FINANCIAL CONDITION

Below is a discussion of the Company’s financial condition.

(amounts in thousands except per share data)	March 31, 2007	December 31, 2006
Investments:
Securitized finance receivables	$330,827	$346,304
Investment in joint venture	38,847	37,388
Securities	16,452	13,143
Other investments	2,671	2,802
Other loans	3,645	3,929

Securitization financing	206,615	211,564
Repurchase agreements	86,926	95,978
Obligation under payment agreement	16,847	16,299

Shareholders’ equity	138,470	136,538
Common book value per share	$7.93	$7.78

Securitized finance receivables. Securitized finance receivables decreased to $330.8 million at March 31, 2007 compared to $346.3 million at December 31, 2006. This decrease of $15.5 million is primarily the result of $15.6 million of principal payments during the quarter, including $9.9 million and $2.5 million of unscheduled principal payments on single-family and commercial mortgage loans, respectively.

Investment in joint venture. Investment in joint venture increased to $38.8 million at March 31, 2007 from $37.4 million at December 31, 2006. This increase of $1.4 million is primarily the result of the Company recognizing its interest in the earnings of the joint venture of $0.7 million and its interest in the increase in the value of the joint venture’s available for sale securities of $0.8 million included in other comprehensive income.

Securities. Securities increased during the three months ended March 31, 2007 by $3.4 million, to $16.5 million at March 31, 2007 from $13.1 million at December 31, 2006 due primarily to the purchase of a $5.6 million adjustable-rate mortgage backed security. This increase was partially offset by principal payments of $2.4 million received on the securities during the quarter.

Other investments. Other investments at March 31, 2007 consist primarily of a security collateralized by delinquent property tax receivables. Other investments decreased from $2.8 million at December 31, 2006 to $2.7 million at March 31, 2007. This decrease is primarily the result of net collections on the tax liens, including proceeds from the sale of real estate owned, of $0.2 million during the quarter, offset by an increase in the value of the securitized liens of $0.1 million.

Other loans. Other loans decreased by $0.3 million from $3.9 million at December 31, 2006 to $3.6 million at March 31, 2007 primarily as the result of scheduled and unscheduled principal payments during the period.

Securitization financing. Securitization financing decreased $5.0 million, from $211.6 million at December 31, 2006 to $206.6 million at March 31, 2007. This decrease was primarily a result of principal payments received of $4.7 million on the associated finance receivables pledged which were used to pay down the securitization financing in accordance with the respective indentures and amortization of bond premiums of $0.3 million.

Repurchase Agreements. The balance of repurchase agreements declined to $86.9 million at March 31, 2007 from $96.0 million at December 31, 2006. The decrease was due to net repayments of $9.1 during the period as a result of principal received on the underlying securities being financed.

Obligation under payment agreement. The obligation under payment agreement increased to $16.8 million at March 31, 2007 from $16.3 million at December 31, 2006. The increase was primarily a result of an increase in the Company’s estimated future payments to be made under this agreement of $0.6 million and $0.3 million of discount amortization during the quarter. Those increases were partially offset by payments made under the agreement of $0.4 million during the quarter.

Shareholders’ equity. Shareholders’ equity increased to $138.5 million at March 31, 2007 from $136.5 million at December 31, 2006 primarily as a result of the Company’s earnings of $1.9 million for the quarter and a $1.0 million increase in unrealized gains on available for sale securities. These increases were partially offset by preferred stock dividends of $1.0 million.

Supplemental Discussion of Investments

The Company evaluates and manages its investment portfolio in large part based on its net capital invested in that particular investment. Net capital invested is generally defined as the cost basis of the investment net of the associated financing for that investment. For securitized finance receivables, because the securitization financing is recourse only to the finance receivables pledged and is, therefore, not a general obligation of the Company, the risk on the Company’s investment in securitized finance receivables from an economic point of view is limited to its net retained investment in the securitization trust.

Below is the net basis of the Company’s investments as of March 31, 2007. Included in the table is an estimate of the fair value of the net investment. The fair value of the net investment in securitized finance receivables is based on the present value of the projected cash flow from the collateral, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the securitization financing bonds owned by third parties. The fair value of securities is based on quotes obtained from third-party dealers, or, as is the case for the majority of our investments, calculated by discounting estimated future cash flows at market rates. For securities and other investments, the Company may employ leverage to enhance its overall returns on the net capital invested in these particular assets.

	March 31, 2007
(amounts in thousands)	Amortized cost basis	Financing	Net basis	Fair value of net basis
Securitized finance receivables: (1)
Single family mortgage loans	$107,022	$86,926	$20,096	$20,621
Commercial mortgage loans	227,343	206,615	20,728	21,125
Allowance for loan losses	(3,538)	-	(3,538)	-
	330,827	293,541	37,286	41,746
Securities: (2)
Investment grade single-family	14,165	-	14,165	14,439
Non-investment grade single-family	356	-	356	548
Equity and other	1,274	-	1,274	1,464
	15,795	-	15,795	16,451

Investment in joint venture(3)	38,847	-	38,847	38,080
Obligation under payment agreement(1)	-	16,847	(16,847)	(17,157)
Other loans and investments(2)	6,176	-	6,176	7,050
Net unrealized gain	797	-	797	-

Total	$392,442	$310,388	$82,054	$86,170

(1)
Fair values for securitized finance receivables and the obligation under payment agreement are based on discounted cash flows using assumptions set forth in the table below, inclusive of amounts invested in redeemed securitization financing bonds.

(2)
Fair values of securities are based on dealer quotes, if available. Where dealer quotes are not available, fair values are calculated as the net present value of expected future cash flows, discounted at 16%. Expected cash flows for both securitized finance receivables and securities were based on the forward LIBOR curve as of March 31, 2007, and incorporate the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.

(3)	Fair value for investment in joint venture represents Dynex’s share of the joint assets valued using methodologies and assumptions consistent with Note 1 and 2 above.

The following table summarizes the assumptions used in estimating fair value for our net investment in securitized finance receivables and the cash flow related to those net investments during 2007.

	Fair Value Assumptions
Loan type	Weighted-average prepayment speeds	Losses	Weighted-average discount rate(5)	Projected cash flow termination date	(amounts in thousands) 2007 Cash Flows (1)

Single-family mortgage loans	30% CPR	0.2% annually	16%	Anticipated final maturity 2024	$831

Commercial mortgage loans(2)	(3)	0.8% annually	16%	(4)	$572

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

(amounts in thousands)	March 31, 2007

Cash and cash equivalents	$57,843
Investments:
AAA rated and agency MBS fixed income securities	23,181
AA and A rated fixed income securities	1,892
Unrated and non-investment grade	8,521
Securitization over-collateralization	9,613
Investment in joint venture	38,847
$82,054

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

	March 31, 2007
(amounts in thousands)	Book Value	Adjusted Common Equity Book Value

Total investment assets (per table above)	$82,054	$86,170
Cash and cash equivalents	57,843	57,843
Other assets and liabilities, net	(1,427)	(1,427)
	138,470	142,586
Less: Preferred stock redemption value	(42,215)	(42,215)
Common equity book value and adjusted book value	$96,255	$100,371

Common equity book value per share and adjusted book value per share	$7.93	$8.27

RESULTS OF OPERATIONS
	Three Months Ended
	March 31,
(amounts in thousands except per share information)	2007	2006

Net interest income	$2,460	$2,288
Recapture of loan losses	523	119
Net interest income after recapture of loan losses	2,983	2,407
Equity in earnings of joint venture	630	-
Other (expense) income	(545)	133
General and administrative expenses	(1,126)	(1,327)
Net income	1,942	1,213
Preferred stock charge	(1,003)	(1,036)
Net income to common shareholders	939	177

Net income per common share:
Basic and diluted	$0.08	$0.01

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006. Net interest income increased from $2.3 million to $2.5 million for the quarter ended March 31, 2007 from the same period in 2006 primarily as a result of the derecognition of a pool of securitized commercial mortgage loans in the third quarter of 2006 that contributed $0.5 million of net interest expense for the first quarter of 2006. Interest income on cash and cash equivalents also increased by $0.5 million as a result of an increase in the average balance of cash and cash equivalents and an increase in their yield of 0.72%. These increases were offset by $0.4 million of interest expense recognized on the obligation under payment agreement during the first quarter of 2007, which was not outstanding during the first quarter of 2006, and the continued decline in the Company’s investment portfolio of higher yielding assets.

Net interest income after recapture of loan losses for the three months ended March 31, 2007 increased to $3.0 million from $2.4 million for the same period for 2006. Recapture of provision for loan losses increased $0.4 million for the first quarter of 2007 from $0.1 million for the first quarter of 2006 due primarily to improvement in the performance of the Company’s commercial mortgage loan portfolio and the settlement of a delinquent loan at a lower than anticipated loss.

The Company recognized $0.6 million of equity in earnings of a joint venture, which it formed with in the third quarter of 2006. The joint venture’s earnings are primarily derived from interest income earned on commercial mortgage backed securities and cash equivalents.

The Company reported $0.5 million of other expense for the first quarter of 2007 compared to other income of $0.1 million for the same period in 2006. The first quarter other expense is primarily related to the expense recognized for the increase in the Company’s obligation under payment agreement discussed above.

General and administrative expense decreased to $1.1 million for the three-months ended March 31, 2007 from $1.3 million for the same period in 2006. This decrease was primarily the result of the reductions in expenses associated with the Company’s tax lien servicing operations in Pennsylvania, which were reduced during 2006 and closed effective February 2007.

The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented. Assets that are on non-accrual status are excluded from the table below for each period presented.

Average Balances and Effective Interest Rates

	Three Months Ended March 31,
	2007		2006
	Average Balance	Effective Rate	Average Balance	Effective Rate

Interest-earning assets:(1)
Securitized finance receivables(2)	$342,239	8.20%	$723,881	7.67%
Securities	13,143	9.87%	35,617	6.09%
Other loans	3,733	13.58%	5,184	8.23%
Total interest-earning assets	$359,115	8.32%	$764,682	7.59%

Interest-bearing liabilities:
Non-recourse securitization financing(3)	$208,434	7.65%	$507,482	8.48%
Repurchase agreements	92,705	5.43%	128,395	4.72%
Total interest-bearing liabilities	$301,139	6.97%	$635,877	7.72%

Net interest spread (3)		1.35%		(0.13)%
Net yield on average interest-earning assets(3)(4)		2.48%		1.18%
Cash and cash equivalents	$56,595	5.22%	$20,156	4.50%
Net yield on average interest-earning assets, including cash and cash equivalents		2.85%		1.26%

(1)
Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” to record available-for-sale securities at fair value.

(2)	Average balances exclude funds held by trustees and bond issuance costs for the three months ended March 31, 2007 and 2006, respectively.
(3)
Effective rates are calculated excluding non-interest related collateralized bond expenses. If included, the effective rate on interest-bearing liabilities would be 7.49% and 7.85% for the three months ended March 31, 2007 and 2006, respectively.

(4)
Net yield on average interest-earning assets reflects net interest income excluding non-interest related collateralized bond expenses divided by average interest earning assets for the period, annualized.

The net interest spread increased 148 basis points, to 1.35% for the three months ended March 31, 2007 from negative 0.13% for the same period in 2006. The net yield on average interest earning assets for the three months ended March 31, 2007 increased relative to the same period in 2006, to 2.48% from 1.18%. The increase in the Company’s net interest spread can be attributed primarily to a decrease of 75 basis points in the effective rate on interest-bearing liabilities combined with an increase of 73 basis points in the effective rate on interest-earning assets.

The first quarter of 2006 in the above table includes a pool of securitized commercial mortgage loans and the related non-recourse financing that was derecognized in the third quarter of 2006. This pool of securitized commercial mortgage loans generated net interest expense of $0.6 million for the first quarter of 2006, and its derecognition was responsible for approximately 88 basis points of the improvement in the net interest spread.

An additional 30 basis points of net interest spread increase related to improvement in the net interest spread on our securitized adjustable rate single-family mortgage loans. The rates on these loans continued to reset higher faster than the rates on the repurchase agreements financing these loans, which are based on LIBOR. Net interest spread was also helped during the first quarter of 2007 by lower level yield amortization.

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

	Three Months Ended March 31, 2007 vs. 2006
(amounts in thousands)	Rate	Volume	Total

Securitized finance receivables	$910	$(7,767)	$(6,857)
Securities	231	(449)	(218)
Other loans	56	(36)	20

Total interest income	1,197	(8,252)	(7,055)

Securitization financing	(967)	(5,809)	(6,766)
Repurchase agreements	203	(460)	(257)

Total interest expense	(764)	(6,269)	(7,033)

Net interest income	$1,961	$(1,983)	$(22)

Note: The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table excludes non-interest related dividends on equity securities, securitization financing costs, other interest expense and provision for credit losses.

From March 31, 2006 to March 31, 2007, average interest-earning assets declined $406 million, or approximately 53%. The decline in interest earning assets resulted primarily from the derecognition of a pool of securitized commercial mortgage loans during the third quarter of 2006 and scheduled and unscheduled payments on the Company’s adjustable-rate single-family mortgage loans.

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

The following table summarizes the aggregate principal amount of certain investments of the Company; the direct credit exposure retained by the Company (represented by the amount of over-collateralization pledged and subordinated securities owned by the Company), net of the credit reserves and discounts maintained by the Company in its financial statements for such exposure; and the actual credit losses incurred for each quarter presented. Credit Exposure, Net of Credit Reserves is based on the credit risk retained by the Company, from an economic point of view, for the loans and securities pledged to the securitization trust. The table includes any subordinated security retained by the Company. The Company’s Credit Exposure, Net of Credit Reserves declined from the first quarter 2006 by $9.7 million due to the derecognition of $279.0 million of receivables and $254.5 million of related financing, the Company’s interests in which were contributed to a joint venture.

The table excludes other forms of credit enhancement from which the Company benefits, and based upon the performance of the underlying loans, may provide additional protection against losses. These additional protections include loss reimbursement guarantees with a remaining balance of $14.9 million and a remaining deductible aggregating $0.5 million on $14.4 million of securitized single family mortgage loans which are subject to such reimbursement agreements; guarantees aggregating $6.9 million of securitized commercial mortgage loans with an outstanding loan principal balance of $73.0 million, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; and $51.1 million of securitized single family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 100% on such policies before the Company would incur losses. This table excludes any credit exposure on unsecuritized other loans and other investments.

Credit Reserves and Actual Credit Losses
($ in millions)
	Outstanding Loan Principal Balance	Credit Exposure, Net Of Credit Reserves	Actual Credit Losses	Credit Exposure, Net Of Credit Reserves To Outstanding Loan Balance
2006, Quarter 1	$724.4	$32.0	$0.5	4.42%
2006, Quarter 2	693.8	33.1	6.6	4.77%
2006, Quarter 3	378.2	21.5	0.1	5.68%
2006, Quarter 4	361.3	22.4	0.0	6.20%
2007, Quarter 1	344.6	22.3	0.4	6.47%

The following tables summarize single-family mortgage loan and commercial mortgage loan delinquencies as a percentage of the outstanding commercial securitized finance receivables balance for those securities in which we have retained a portion of the direct credit risk. The delinquencies as a percentage of all outstanding securitized finance receivables balance have decreased to 3.0% at March 31, 2007 from 7.8% at March 31, 2006 primarily as a result of the liquidation or prepayment of several delinquent commercial loans since the first quarter 2006. We monitor and evaluate our exposure to credit losses and have established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. At March 31, 2007, management believes the level of credit reserves is appropriate for currently existing losses within these loan pools.

Single family mortgage loan delinquencies as a percentage of the outstanding loan balance increased by approximately 0.79% to 9.04% at March 31, 2007 from 8.25% at March 31, 2006 and decreased by 0.80% from 9.84% at December 31, 2006. The decrease in delinquencies from December 31, 2006 is due to loans that paid in full or cured. The following table provides the percentage of delinquent single family loans.

Single-Family Loan Delinquency Statistics

December 31,	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent (1)	Total
2006, Quarter 1	4.50%	0.85%	2.90%	8.25%
2006, Quarter 2	4.51%	1.09%	2.68%	8.28%
2006, Quarter 3	4.56%	1.28%	2.83%	8.67%
2006, Quarter 4	4.90%	1.89%	3.05%	9.84%
2007, Quarter 1	4.60%	0.08%	3.64%	9.04%

For commercial mortgage loans, there were no delinquencies at March 31, 2007, down from 1.36% percent of the outstanding securitized finance receivables at December 31, 2006 as a previously delinquent commercial loan liquidated in March 2007. The improvement in commercial loan delinquencies over the last four quarters is the result of continued seasoning of the loans, improving economic conditions nationwide, the contribution of and resultant risk sharing of a commercial loan securitization with a joint-venture arrangement and the prepayment or liquidation of previously delinquent loans. The joint venture, in which the Company has a 49.875%, currently has a single delinquent commercial mortgage loan with an unpaid principal balance of $1.4 million.

Commercial Mortgage Loan Delinquency Statistics (1)

December 31,	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent (1)	Total
2006, Quarter 1	1.25%	-%	6.38%	7.63%
2006, Quarter 2	1.09%	-%	5.15%	6.24%
2006, Quarter 3	-%	-%	1.33%	1.33%
2006, Quarter 4	-%	-%	1.36%	1.36%
2007, Quarter 1	-%	-%	-%	-%

 (1) Includes foreclosures and real estate owned.

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

Cash flows from the investment portfolio for the quarter ended March 31, 2007 were approximately $4.6 million, which includes approximately $2.4 million in principal payments on securities. These cash flows are after payment of principal and interest on the securitization financing and repurchase agreements financing those investments.

Excluding any cash flow derived from the sale or re-securitization of assets, and assuming that short-term interest rates remain stable, the Company anticipates that the cash flow from its investment portfolio will sequentially decline in 2007 as the investment portfolio continues to pay down, absent meaningful reinvestment of capital. The Company anticipates, however, that it will have sufficient cash flow from the investment portfolio to meet all of its current obligations on both a short-term and long-term basis.

At March 31, 2007, the Company had unused capacity on uncommitted repurchase agreement lines of approximately $10.3 million and cash and equivalents of $57.8 million.

The Company intends to maintain high levels of liquidity for the foreseeable future given the lack of compelling reinvestment opportunities as a result of the absolute low level of interest rates, the flat yield curve, and the historically tight spreads on fixed income instruments.

The Company currently utilizes a combination of equity, securitization financing and repurchase agreement financing to finance its investment portfolio. Securitization financing is recourse only to the assets pledged as collateral to support the financing and is not otherwise recourse to the Company. At March 31, 2007, the Company had $206.6 million of non-recourse securitization financing outstanding, all of which carries a fixed rate of interest. The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds.

Repurchase agreement financing is recourse to the assets pledged and to the Company. Repurchase agreement financing is not committed financing to the Company, and it generally renews or rolls every 30-days. The amounts advanced to the Company by the repurchase agreement counterparty are determined largely based on the fair value of the asset pledged to the counterparty.

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

Interest Rate Fluctuations. Our income and cash flow depends on our ability to earn greater interest on our investments than the interest cost to finance these investments. Interest rates in the markets served by us generally rise or fall with interest rates as a whole. Approximately $253 million of our investments, including loans and securities currently pledged as securitized finance receivables and securities, are fixed-rate and approximately $91 million of our investments are variable rate. We currently finance these fixed-rate assets through $207 million of fixed rate securitization financing and $87 million of variable rate repurchase agreements. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps; the related borrowing has no delayed resets or such interest rate caps.

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

Regulatory Changes. Our businesses as of March 31, 2007 were not subject to any material federal or state regulation or licensing requirements. However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect us and the performance of our securitized loan pools or our ability to collect on our delinquent property tax receivables. We are a REIT and are required to meet certain tests in order to maintain our REIT status as described in the earlier discussion of “Federal Income Tax Considerations.” If we should fail to maintain our REIT status, we would not be able to hold certain investments and would be subject to income taxes.

Section 404 of the Sarbanes-Oxley Act of 2002. Based on our current market capitalization, we do anticipate that we will be required to be compliant with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 in 2007. However, the measurement date for determining the compliance deadline is June 30, 2007. Failure to be compliant may result in doubt in the capital markets about the quality and adequacy of our internal disclosure controls. This could result in our having difficulty in or being unable to raise additional capital in these markets in order to finance our operations and future investments.

Other. The following risks, which are discussed in more detail in the Company’s Annual Report on Form 10-K for the period ended December 31, 2006, could also affect our results of operations, financial condition and cash flows:

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

The Company focuses on the sensitivity of its investment portfolio cash flow, and measures such sensitivity to changes in interest rates. Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments. The Company estimates its interest income cash flow for the next twenty-four months assuming interest rates over such time period follow the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of March 31, 2007. Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios. Those scenario results are then compared against the base case to determine the estimated change to cash flow. Cash flow changes from interest rate swaps, caps, floors or any other derivative instrument are included in this analysis.

The following table summarizes the Company’s net interest income cash flow and market value sensitivity analyses as of March 31, 2007. These analyses represent management’s estimate of the percentage change in net interest margin cash flow and value expressed as a percentage change of shareholders’ equity, given a shift in interest rates, as discussed above. Certain investments, with a carrying value of $2.7 million at March 31, 2007, are not considered to be interest rate sensitive and are excluded from the analysis below. The “Base” case represents the interest rate environment as it existed as of March 31, 2007, at which time one-month LIBOR was 5.32% and six-month LIBOR was 5.33%. The base case net interest margin cash flow is $11.2 million, excluding net interest margin on cash and cash equivalents, and $19.0 million, including net interest margin on cash and cash equivalents.

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

	Projected Change in Net Interest Margin Cash Flow From Base Case
Basis Point Increase (Decrease) in Interest Rates	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents	Projected Change in Value, Expressed as a Percentage of Shareholders’ Equity

+200	(3.7)%	14.2%	(0.2)%
+100	(0.7)%	7.7%	(0.0)%
Base	-	-	-
-100	0.9%	(7.6)%	0.0%
-200	4.8%	(13.5)%	0.3%

The Company’s interest rate risk is related both to the rate of change in short term interest rates and to the level of short-term interest rates. Approximately $253 million of Dynex’s investment portfolio is comprised of loans or securities that have coupon rates that are fixed. Approximately $91 million of its investment portfolio as of March 31, 2007 was comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 69%, 11% and 10% of the adjustable-rate loans underlying our securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR, one-year constant maturity treasury rate (CMT) and prime rate, respectively.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company and certain of its subsidiaries are defendants in litigation. The following discussion is the current status of the litigation.

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

Dynex Capital, Inc. and Dynex Commercial, Inc. (“DCI”), a former affiliate and now known as DCI Commercial, Inc., are appellees (or “respondents”) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al  (collectively, “BCM” or “the Plaintiffs”) versus Dynex Commercial, Inc. et al.  The appeal seeks to overturn a judgment from a lower court in the Company’s and DCI’s favor which denied recovery to Plaintiffs and to have a judgment entered in favor of Plaintiffs based on a jury award for damages, all of which was set aside by the trial court as discussed further below.  In the alternative, Plaintiffs are seeking a new trial. The appeal relates to a suit filed against us and DCI in 1999, alleging, among other things, that DCI and Dynex Capital, Inc. failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160 million “master” loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9 million. The original trial commenced in January 2004, and, in February 2004, the jury in the case rendered a verdict in favor of one of the Plaintiffs and against the Company on the alleged breach of the loan agreements for tenant improvements and awarded that Plaintiff damages in the amount of $0.25 million. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively. The jury found in favor of DCI on the alleged $9 million loan commitment, but did not find in favor of DCI for counterclaims made against BCM. The jury also awarded the Plaintiffs attorneys’ fees in the amount of $2.1 million. After considering post-trial motions, the presiding judge entered judgment in favor of the Company and DCI, effectively overturning the verdicts of the jury and dismissing damages awarded by the jury. DCI is a former affiliate of the Company, and management believes that the Company will have no obligation for amounts, if any, awarded to the Plaintiffs as a result of the actions of DCI. The Court of Appeals heard oral arguments in this matter in April 2006 but has not yet rendered its decision.

Dynex Capital, Inc. and MERIT Securities Corporation, a subsidiary, are defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund ("Teamsters"). The complaint was filed on February 11, 2005, and purports to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds (the “Bonds”), which are collateralized by manufactured housing loans.  The complaint seeks unspecified damages and alleges, among other things, misrepresentations in connection with the issuance of and subsequent reporting on the Bonds. The complaint initially named the Company’s former president and its current Chief Operating Officer as defendants. On February 10, 2006, the District Court dismissed the claims against the former president and the Company’s current Chief Operating Officer, but did not dismiss the claims against Dynex Capital, Inc. or MERIT (“together, the Corporate Defendants”). The Corporate Defendants moved to certify an interlocutory appeal of this order to the United States Court of Appeals for the Second Circuit (“Second Circuit”). On June 2, 2006, the District Court granted the Corporate Defendants’ motion. On September 14, 2006, the Second Circuit granted the Corporate Defendants’ petition to accept the certified order for interlocutory appeal. On March 2, 2007, the parties completed briefing in the Second Circuit and are awaiting oral argument. The Company has evaluated the allegations made in the complaint and believes them to be without merit and intends to vigorously defend itself against them.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on its consolidated balance sheet but could materially affect its consolidated results of operations in a given period or year.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”). The materialization of any risks and uncertainties identified in the Company’s Forward Looking Statements contained herein together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on the Company’s financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2007, the Company issued 5,000 shares of its common stock following the exercise of stock options by one of its directors. The exercise price of the stock options was $7.43 per share. The Company relied upon Section 4(2) of the Securities Act of 1933 for the exemption from registration for this issuance.

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

DYNEX CAPITAL, INC.

Date: May 15, 2007	/s/ Stephen J. Benedetti
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