Form 10-Q
period 2007-06-30
DYNEX CAPITAL INC
filed 2007-08-14
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period June 30, 2007

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
Yes           ☐           No           ☑

On July 31, 2007, the registrant had 12,136,262 shares outstanding of common stock, $.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

        i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(amounts in thousands except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$62,556	$56,880
Other assets	4,096	6,111
	66,652	62,991
Investments:
Securitized mortgage loans:
Commercial, net	220,109	228,466
Single-family, net	99,398	117,838
	319,507	346,304
Investment in joint venture	39,296	37,388
Securities	13,446	13,143
Other investments	2,239	2,802
Other loans	3,438	3,929
	377,926	403,566

	$444,578	$466,557

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Securitization financing	$201,046	$211,564
Repurchase agreements secured by securitization financing	80,965	95,978
Obligation under payment agreement	16,829	16,299
Other liabilities	6,352	6,178
	305,192	330,019

Commitments and Contingencies (Note 12)

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized,
9.5% Cumulative Convertible Series D, 4,221,539 shares issued
and outstanding, ($43,218 aggregate liquidation preference)	41,749	41,749
Common stock, par value $0.01 per share, 100,000,000 shares authorized,
12,136,262 and 12,131,262 shares issued and outstanding, respectively	121	121
Additional paid-in capital	366,716	366,637
Accumulated other comprehensive income	793	663
Accumulated deficit	(269,993)	(272,632)
	139,386	136,538

	$444,578	$466,557

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest income:
Securitized finance receivables	$6,848	$13,139	$13,873	$27,025
Securities	284	426	608	973
Other investments	787	463	1,526	690
Other loans	104	164	231	270
	8,023	14,192	16,238	28,958

Interest and related expenses:
Securitization financing	3,537	10,201	7,632	21,189
Repurchase agreements	1,162	1,519	2,420	3,034
Obligation under payment agreement	386	-	753	-
Other	(25)	(71)	9	(96)
	5,060	11,649	10,814	24,127

Net interest income	2,963	2,543	5,424	4,831
Recapture of provision for loan losses	702	-	1,225	119

Net interest income after provision for loan losses	3,665	2,543	6,649	4,950

Equity in income of joint venture	672	-	1,302	-
Gain on sale of investments, net	6	116	-	140
Other (expense) income	(478)	121	(1,018)	230
General and administrative expenses	(1,163)	(1,165)	(2,290)	(2,492)

Net income	2,702	1,615	4,643	2,828
Preferred stock charge	(1,003)	(1,003)	(2,005)	(2,039)

Net income to common shareholders	$1,699	$612	$2,638	$789

Change in net unrealized gain (loss) on :
Investments classified as available-for-sale	(602)	84	(476)	448
Investment in joint venture	(223)	-	606	-

Comprehensive income	$1,877	$1,699	$4,773	$3,276

Net income per common share:
Basic and diluted	$0.14	$0.05	$0.22	$0.06

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$4,643	$2,828
Adjustments to reconcile net income to cash
provided by operating activities:
Equity in earnings of joint venture	(1,302)	-
Recapture of provision for loan loss	(1,225)	(119)
Gain on sale of investments	-	(141)
Amortization and depreciation	(183)	346
Stock based compensation expense	79	104
Net change in other assets and other liabilities	2,615	752
Net cash and cash equivalents provided by operating activities	4,627	3,770

Investing activities:
Principal payments received on securitized mortgage loans	27,702	51,479
Purchase of securities	(5,590)	(16,642)
Payments received on securities, other investments and other loans	5,836	26,238
Proceeds from sales of securities and other investments	129	1,136
Other	305	(561)
Net cash and cash equivalents provided by investing activities	28,382	61,650

Financing activities:
Principal payments on securitization financing	(9,496)	(26,555)
Net repayments on repurchase agreement	(15,832)	(19,743)
Repurchase of common stock	-	(220)
Redemption of preferred stock	-	(14,072)
Dividends paid	(2,005)	(2,373)
Net cash and cash equivalents used for financing activities	(27,333)	(62,963)
Net increase in cash and cash equivalents	5,676	2,457
Cash and cash equivalents at beginning of period	56,880	45,235
Cash and cash equivalents at end of period	$62,556	$47,692

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007
(amounts in thousands except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

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

In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted.  The unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

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

The Company also has credit risk on loans in its portfolio as discussed in Note 4.  An allowance for loan losses has been estimated and established for currently existing losses in the loan portfolio, which are deemed probable as to their occurrence.  The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses.  Provisions made to increase or decrease the allowance for loan losses are presented as provision for loan losses or recapture of provision for loan losses, respectively, in the accompanying condensed consolidated statements of operations.  The Company’s actual credit losses may differ from those estimates used to establish the allowance.

Certain amounts for 2006 have been reclassified to conform to the presentation used in 2007.

Adoption of New Accounting Standards

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company’s adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Effective January 1, 2007, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations and to initially measure those servicing assets and servicing liabilities at fair value, if practicable. The Company elected the option to measure its servicing rights at fair value at each reporting date with changes in fair value recorded in its earnings.  The Company’s adoption of FAS 156 did not have a material impact on the Company’s financial statements.

Effective January 1, 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Instruments” (FAS 155), an amendment to FAS 133 and FAS 140. Among other things, FAS 155: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; (ii) clarified which interest-only strips and principal-only strips are not subject to the requirements of FAS 133; (iii) established a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iv) clarified that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amended FAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

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

NOTE 2 – NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted per common share basis.  Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights and options, to the extent that they are outstanding, using the treasury stock method, but only if these items are dilutive.  The Series D preferred stock is convertible into one share of common stock for each share of preferred stock.  The following table reconciles the numerator and denominator for both basic and diluted net income per common share for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Income	Weighted- Average Number Of Shares	Income	Weighted- Average Number Of Shares	Income	Weighted- Average Number Of Shares	Income	Weighted- Average Number Of Shares
Net income	$2,702		$1,615		$4,643		$2,828
Preferred stock charge	(1,003)		(1,003)		(2,005)		(2,039)
Net income to common shareholders	$1,699	12,136,262	$612	12,138,469	$2,638	12,134,715	$789	12,150,011

Net income per share:
Basic		$0.14		$0.05		$0.22		$0.06
Diluted		$0.14		$0.05		$0.22		$0.06

Reconciliation of shares included in calculation of earnings per share due to dilutive effect
Expense and incremental shares of stock options	$–	3,173	$–	–	$–	1,909	$–	–
	$–	12,139,435	$–	–	$–	12,136,627	$–	–

Reconciliation of shares not included in calculation of earnings per share due to anti-dilutive effect
Series D preferred stock	$1,003	4,221,539	$1,003	4,221,539	$2,005	4,221,539	$2,039	4,291,510
Expense and incremental shares of stock options	–	1,417	–	16,360	–	3,061	–	18,151
	$1,003	4,222,956	$1,003	4,237,899	$2,005	4,224,600	$2,039	4,309,661

NOTE 3 – SECURITIZED FINANCE RECEIVABLES

The following table summarizes the components of securitized finance receivables at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Collateral:
Commercial mortgage loans	$209,075	$225,463
Single-family mortgage loans	97,855	116,060
	306,930	341,523
Funds held by trustees, including funds held for defeased loans	13,570	7,351
Accrued interest receivable	2,216	2,380
Unamortized discounts and premiums, net	(404)	(455)
Loans, at amortized cost	332,312	350,799
Allowance for loan losses	(2,805)	(4,495)
	$319,507	$346,304

The commercial securitized finance receivables are encumbered by non-recourse securitized financing.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following table summarizes the aggregate activity for the allowance for loan losses for the three-month and six-month periods ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Allowance at beginning of period	$3,538	$18,913	$4,495	$19,035
Recapture of provision for loan losses	(702)	–	(1,225)	(119)
Charge-offs, net of recoveries	(31)	(4,044)	(465)	(4,047)
Allowance at end of period	$2,805	$14,869	$2,805	$14,869

The Company identified $14,389 of impaired commercial loans at June 30, 2007, none of which were delinquent, compared to $13,266 of impaired commercial loans at December 31, 2006, one of which was delinquent and had an unpaid principal balance of $3,170.  This delinquent commercial loan was purchased at foreclosure by a third party in March 2007 resulting in a charge-off of $437.

NOTE 5 — INVESTMENT IN JOINT VENTURE

The Company holds a 49.875% interest in a joint venture, Copperhead Ventures, LLC, which it accounts for using the equity method, under which it recognizes its proportionate share of the joint venture’s earnings and comprehensive income.  The joint venture had total assets at June 30, 2007 of $77,439, which were comprised primarily of $40,339 of cash and cash equivalents, $36,976 of investments backed by commercial mortgage loans, and other assets of $124.  The Company’s interest in the earnings of the joint venture were $672 and $1,302 for the three and six months ended June 30, 2007, respectively.

NOTE 6 – SECURITIES

The following table summarizes the fair value of the Company’s securities classified as available-for-sale at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Fair Value	Effective Interest Rate	Fair Value	Effective Interest Rate
Securities, available-for-sale:
Adjustable-rate mortgage securities	$2,048	5.44%	$–	–%
Fixed-rate mortgage securities	9,839	7.16%	11,362	7.22%
Equity securities	1,151		1,151
	13,038		12,513
Gross unrealized gains	434		636
Gross unrealized losses	(26)		(6)
	$13,446		$13,143

NOTE 7 – OTHER INVESTMENTS

The following table summarizes the Company’s other investments at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Delinquent property tax receivable securities	$1,712	$2,227
Real estate owned	527	575
	$2,239	$2,802

Delinquent property tax receivable securities includes an unrealized loss of $213 at June 30, 2007 and an unrealized gain of $41 at December 31, 2006, respectively.  Real estate owned is acquired from foreclosures on delinquent property tax receivables. During the six months ended June 30, 2007, the Company collected $306 on the delinquent property tax receivable securities, including the net proceeds from the sale of the related real estate owned.

NOTE 8 – OTHER LOANS

The following table summarizes Dynex’s carrying basis for other loans at June 30, 2007 and December 31, 2006, respectively.

	June 30, 2007	December 31, 2006
Single-family mortgage loans	$2,819	$3,345
Multifamily and commercial mortgage loan participations	945	962
	3,764	4,307
Unamortized discounts	(326)	(378)
	$3,438	$3,929

NOTE 9 –SECURITIZATION FINANCING

Dynex, through limited-purpose finance subsidiaries, has issued bonds pursuant to indentures in the form of non-recourse securitization financing.  Each series of securitization financing may consist of various classes of bonds, either at fixed or variable rates of interest.  Payments received on securitized finance receivables and any reinvestment income earned thereon are used to make payments on the securitization financing.  The obligations under the securitization financings are payable solely from the securitized finance receivables and are otherwise non-recourse to Dynex.  The stated maturity date for each class of bonds is generally calculated based on the final scheduled payment date of the underlying collateral pledged.  The actual maturity of each class will be directly affected by the rate of principal prepayments on the related collateral.  Each series is also subject to redemption at Dynex’s option according to specific terms of the respective indentures.  As a result, the actual maturity of any class of a series of securitization financing is likely to occur earlier than its stated maturity.  If Dynex does not exercise its option to redeem a class or classes of bonds when it first has the right to do so, the interest rates on the bonds not redeemed will automatically increase by 0.30% to 0.83%.

The components of non-recourse securitization financing along with certain other information at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30, 2007		December 31, 2006
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed-rate classes	$196,982	6.6%-8.8%	$206,478	6.6%-8.8%
Accrued interest payable	1,362		1,428
Deferred costs	(2,226)		(2,848)
Unamortized bond premium, net	4,928		6,506
	$201,046		$211,564

Range of stated maturities	2024-2027		2024-2027
Estimated weighted average life	3.9 years		4.3 years
Number of series	2		2

At June 30, 2007, the weighted-average coupon on the fixed rate classes was 6.9%.  The average effective rate on non-recourse securitization financing was 7.1% and 8.1% for the six months ended June 30, 2007 and the year ended December 31, 2006, respectively.  This decrease was due to additional amortization of bond premium due to the prepayment of three commercial loans in the second quarter 2007 and the derecognition of a securitization back by commercial loans in the third quarter 2006.

NOTE 10 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  The Company had repurchase agreements of $80,965 and $95,978 at June 30, 2007 and December 31, 2006, respectively, which are collateralized by certain of the Company’s retained interests in its securitizatized single-family mortgage loans.  The repurchase agreements mature monthly and have a weighted average rate of 0.10% over one-month LIBOR (5.32% at June 30, 2007). The securitization financing bonds collateralizing these repurchase agreements had a fair value, as determined by the repurchase agreement counterparty, of $89,958 at June 30, 2007.

NOTE 11 – PREFERRED STOCK

At each of June 30, 2007 and December 31, 2006, the total liquidation preference on the Series D Preferred Stock was $43,218, which includes $1,003 ($0.2375 per share) of accrued dividends payable on the Series D Preferred Stock at each of June 30, 2007 and December 31, 2006, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Dynex Capital, Inc. and MERIT Securities Corporation, a subsidiary, are defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund ("Teamsters"). The complaint was filed on February 11, 2005, and purports to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds (the “Bonds”), which are collateralized by manufactured housing loans.  The complaint seeks unspecified damages and alleges, among other things, misrepresentations in connection with the issuance of and subsequent reporting on the Bonds. The complaint initially named the Company’s former president and its current Chief Operating Officer as defendants.   In February 2006, the District Court dismissed the claims against the former president and current Chief Operating Officer, but did not dismiss the claims against Dynex Capital, Inc. or MERIT (“together, the Corporate Defendants”). The Corporate Defendants moved to certify an interlocutory appeal of this order to the United States Court of Appeals for the Second Circuit (“Second Circuit”). On June 2, 2006, the District Court granted the Corporate Defendants’ motion. On September 14, 2006, the Second Circuit granted the Corporate Defendants’ petition to accept the certified order for interlocutory appeal. On March 2, 2007, the parties completed briefing in the Second Circuit and are awaiting oral argument.  The Company has evaluated the allegations made in the complaint and believes them to be without merit and intends to vigorously defend itself against them.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on our consolidated balance sheet but could materially affect our consolidated results of operations in a given year.

NOTE 13 – STOCK BASED COMPENSATION

Pursuant to Dynex’s 2004 Stock Incentive Plan, as approved by the shareholders at Dynex’s 2005 annual shareholders’ meeting (the “Stock Incentive Plan”), Dynex may grant to eligible officers, directors and employees stock options, stock appreciation rights (“SARs”) and restricted stock awards.  An aggregate of 1,500,000 shares of common stock is available for distribution pursuant to the Stock Incentive Plan.  Dynex may also grant dividend equivalent rights (“DERs”) in connection with the grant of options or SARs.

On May 25, 2007, Dynex granted options to acquire an aggregate of 25,000 shares of common stock to its directors under the Stock Incentive Plan.  The options vested immediately, expire on May 25, 2012 and have an exercise price of $9.02 per share, which was 110% of the closing price of the stock on the grant date. The weighted average grant-date fair value of the options granted was $1.69 on the grant date using the assumptions set forth below.

As of June 30, 2007, Dynex has three outstanding SARs grants and two outstanding option grants with a total of 280,222 SARs shares and 95,000 option shares outstanding. The portion of these shares that are fully vested are 82,399 SARs shares and 95,00 option shares.  Dynex recognized stock based compensation expense of $135 and $78 for the three months ended June 30, 2007 and 2006, respectively, and $207 and $223 for the six months ended June 30, 2007 and 2006, respectively.  The total compensation cost related to non-vested awards not yet recognized was $518 and $352 at June 30, 2007 and 2006, respectively.

The fair value of SARs and options awarded is estimated on the date of grant using the Black-Scholes option valuation model using the assumptions in the table below.

	Options Granted	SARs Granted
	May 25, 2007	January 3, 2005	January 12, 2006	January 3, 2007
Expected volatility	15.7%	16.3%–17.0%	16.3%–20.6%	19.8%–26.4%
Weighted-average volatility	15.7%	16.3%	18.0%	21.6%
Expected dividends	0%	0%	0%	0%
Expected term (in months)	30	14	13	11
Risk-free rate	4.80%	4.92%	4.94%	4.96%

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. We are currently evaluating the potential impact on adoption of SFAS 159.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. We are currently evaluating the impact, if any, that SFAS 157 may have on our financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-01, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies. The SOP is effective for fiscal years beginning on or after December 15, 2007. While the Company maintains an exemption from the Investment Company Act of 1940, as amended and is therefore not regulated as an investment company, it is none-the-less in the process of assessing whether SOP 07-1 is applicable.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company as of and for the three-month and six-month periods ended June 30, 2007 should be read in conjunction with the Company’s Condensed Consolidated Financial Statements  (unaudited) and the accompanying Notes to Condensed Consolidated Financial Statements (unaudited) included in this report.

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

The Company continues to focus its efforts in the near-term on managing its current investment portfolio to maximize cash flow, while evaluating longer-term opportunities for redeployment of its capital.  Recent disruptions in the fixed income markets, particularly the residential mortgage market, may present investment opportunities for the Company in the near term.  These disruptions have caused volatility in asset prices, causing such asset prices to decline, correspondingly increasing yields.  Equity prices on companies which originate or invest in these securities have also declined.  Management and the Board of Directors remain focused on finding investments with acceptable risk-adjusted returns, and believe volatility in the fixed income markets will continue for the foreseeable future.

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

Consolidation of Subsidiaries. The consolidated financial statements represent our accounts after the elimination of intercompany transactions.  We consolidate entities in which we own more than 50% of the voting equity and control of the entity does not rest with others.  We follow the equity method of accounting for investments in which we own greater than a 20% and less than a 50% interest in partnerships and corporate joint ventures or when we are able to influence the financial and operating policies of the investee but own less than 50% of the voting equity.  For all other investments, the cost method is applied.

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

We consider impairments of other investments to be other-than-temporary when the fair value remains below the carrying value for three consecutive quarters. If the impairment is determined to be other-than-temporary, an impairment charge is recorded in order to adjust the carrying value of the investment to its estimated value.

Allowance for Loan Losses.  We have credit risk on loans pledged in securitization financing transactions and classified as securitized finance receivables in its investment portfolio.  An allowance for loan losses has been estimated and established for currently existing probable losses.  Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated.  The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience.  Where loans are considered homogeneous, the allowance for loan losses is established and evaluated on a pool basis.  Otherwise, the allowance for loan losses is established and evaluated on a loan-specific basis.  Provisions made to increase the allowance are a current period expense to operations.  Single-family loans are considered impaired when they are 60-days past due.  Commercial mortgage loans are evaluated on an individual basis for impairment.  Generally, a commercial loan with a debt service coverage ratio of less than one is considered impaired.  However, based on the attributes of the respective  loan, or the attributes of the underlying real estate which secures the loan, commercial loans with a debt service coverage ratio less than one may not be considered impaired; conversely, commercial loans with a debt service coverage ratio greater than one may be considered impaired.  Certain of the commercial mortgage loans are covered by loan guarantees that limit the Company’s exposure on these loans.  The level of allowance for loan losses required for these loans is reduced by the amount of applicable loan guarantees.  The Company’s actual credit losses may differ from the estimates used to establish the allowance.

FINANCIAL CONDITION

Below is a discussion of the Company's financial condition.

(amounts in thousands except per share data)	June 30, 2007	December 31, 2006
Investments:
Securitized mortgage loans	$319,507	$346,304
Investment in joint venture	39,296	37,388
Securities	13,446	13,143
Other investments	2,239	2,802
Other loans	3,438	3,929

Securitization financing	201,046	211,564
Repurchase agreements	80,965	95,978
Obligation under payment agreement	16,829	16,299

Shareholders’ equity	139,386	136,538
Common book value per share	8.01	7.78

Securitized finance receivables.Securitized finance receivables decreased to $319.5 million at June 30, 2007 compared to $346.3 million at December 31, 2006. This decrease of $26.8 million is primarily the result of $27.7 million of principal payments during the period, including $16.2 million and $5.2 million of unscheduled principal payments on single-family and commercial mortgage loans, respectively.  These decreases were partially offset by a decrease in the allowance for loan losses of $1.0 million net of collateral losses.

Investment in joint venture.  Investment in joint venture increased to $39.3 million at June 30, 2007 from $37.4 million at December 31, 2006.  This increase of $1.9 million is primarily the result of the Company recognizing its interest in the earnings of the joint venture of $1.3 million and its proportionate interest in the increase in the value of the joint venture’s available for sale securities of $0.6 million over the six month period ended June 30, 2007, which is included in other comprehensive income.

Securities.Securities increased during the six months ended June 30, 2007 by $0.3 million, to $13.4 million at June 30, 2007 from $13.1 million at December 31, 2006 due primarily to the purchase of a $5.6 million adjustable-rate mortgage backed security.  This increase was partially offset by principal payments of $5.1 million received on this and other securities during the period.

Other investments.  Other investments decreased from $2.8 million at December 31, 2006 to $2.2 million at June 30, 2007. This decrease is primarily the result of net collections on delinquent property tax receivables, including proceeds from the sale of real estate owned of $0.3 million during the period and a decrease in the value of the delinquent tax lien security of $0.3 million, which was recorded as an unrealized loss in accumulated other comprehensive income.

Other loans.  Other loans decreased by $0.5 million from $3.9 million at December 31, 2006 to $3.4 million at June 30, 2007 primarily as the result of scheduled and unscheduled principal payments during the period.

Securitization financing.  Securitization financing decreased $10.5 million, from $211.6 million at December 31, 2006 to $201.0 million at June 30, 2007. This decrease was primarily a result of principal payments of $9.5 million received on the associated securitized finance receivables pledged which were used to pay down the securitization financing in accordance with the respective indentures and $1.0 million of net amortization of bond premiums and  deferred costs associated with the financing.

Repurchase Agreements. The balance of repurchase agreements declined to $81.0 million at June 30, 2007 from $96.0 million at December 31, 2006. The decrease was due to net repayments of $15.0 million during the period as a result of principal received on the underlying investments being financed.

Obligation under payment agreement. The obligation under payment agreement increased to $16.8 million at June 30, 2007 from $16.3 million at December 31, 2006.  The increase was primarily a result of an increase in the Company’s estimated future payments to be made under this agreement of $0.6 million and $0.8 million of discount amortization during the quarter.  Those increases were partially offset by payments made under the agreement of $0.8 million during the quarter.

Shareholders’ equity.  Shareholders' equity increased to $139.4 million at June 30, 2007 from $136.5 million at December 31, 2006 primarily as a result of the Company’s earnings of $4.6 million for the period, which was partially offset by preferred stock dividends of $2.0 million for the same period.

Supplemental Discussion of Investments

The Company evaluates and manages its investment portfolio in large part based on its net capital invested in that particular investment.  Net capital invested is generally defined as the cost basis of the investment net of the associated financing for that investment.    For securitized finance receivables, unless otherwise noted, the securitization financing is recourse only to the finance receivables pledged and is, therefore, not a general obligation of the Company, the risk on the Company’s investment in securitized finance receivables from an economic point of view is limited to its net retained investment in the securitization trust.

Below is the net basis of the Company’s investments as of June 30, 2007.  Included in the table is an estimate of the fair value of the net investment.  The fair value of the net investment in securitized finance receivables is based on the present value of the projected cash flow from the collateral, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the securitization financing bonds owned by third parties.  The fair value of securities is based on quotes obtained from third-party dealers, or, as is the case for the majority of our investments, calculated by discounting estimated future cash flows at market rates.  For securities and other investments, the Company may employ leverage to enhance its overall returns on the net capital invested in these particular assets.

	June 30, 2007
(amounts in thousands)	Amortized cost basis	Financing	Net basis	Fair value of net basis
Securitized finance receivables: (1)
Single family mortgage loans (2)	$99,683	$80,965	$18,718	$19,097
Commercial mortgage loans	222,629	201,046	21,583	20,553
Allowance for loan losses	(2,805)	–	(2,805)	–
	319,507	282,011	37,496	39,650
Securities: (3)
Investment grade single-family	11,478	–	11,478	11,608
Non-investment grade single-family	324	–	324	510
Equity and other	1,237	–	1,237	1,328
	13,039	–	13,039	13,446

Investment in joint venture(4)	39,296	–	39,296	38,628
Obligation under payment agreement(1)	–	16,829	(16,829)	(16,729)
Other loans and investments(3)	5,889	–	5,889	6,360
Net unrealized gain	195	–	195	–

Total	$377,926	$298,840	$79,086	$81,355

(1)
Fair values for securitized finance receivables and the obligation under payment agreement are based on discounted cash flows using assumptions set forth in the table below, inclusive of amounts invested in redeemed securitization financing bonds.

(2)	Financing for single-family mortgage loans consists of repurchase agreements.
(3)
Fair values of securities are based on dealer quotes, if available.  Where dealer quotes are not available, fair values are calculated as the net present value of expected future cash flows, discounted at 16%.  Expected cash flows for both securitized finance receivables and securities were based on the forward LIBOR curve as of June 30, 2007, and incorporate the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.

(4)	Fair value for investment in joint venture represents Dynex’s share of the joint assets valued using methodologies and assumptions consistent with Note 1 and 3 above.

The following table summarizes the assumptions used in estimating fair value for our net investment in securitized finance receivables and the cash flow related to those net investments during 2007.

	Fair Value Assumptions
Loan type	Weighted-average prepayment speeds	Losses	Weighted-average discount rate(1)	Weighted average maturity (months)	(amounts in thousands) 2007 Cash Flow (2)

Single-family mortgage loans	30% CPR	0.2% annually	16%	195	$ 5,078

Commercial mortgage loans(3)	(4)	0.8% annually	16%	(5)	$ 1,222

(1)	Represents management’s estimate of the market discount rate that would be used in a transaction between a willing buyer and a willing seller.
(2)	Represents the excess of the cash flows received on the collateral pledged over the cash flow required to service the related securitization financing.
(3)	Includes loans pledged to two different securitization trusts.
(4)
Assumed CPR speeds generally are governed by underlying pool characteristics, prepayment lock-out provisions, and yield maintenance provisions.  Loans currently delinquent in excess of 30 days are assumed liquidated in six months at a loss amount that is calculated for each loan based on its specific facts.

(5)
Cash flow termination dates are modeled based on the repayment dates of the loans or optional redemption dates of the underlying securitization financing bonds.  The assumed weighted average maturity for MCA1 and CCA2 is 133 months and 83 months, respectively.

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

(amounts in thousands)	June 30, 2007

Investments:
AAA rated and agency MBS fixed income securities	19,764
AA and A rated fixed income securities	1,246
Unrated and non-investment grade	7,704
Securitization over-collateralization	11,076
Investment in joint venture	39,296
$79,086

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

We believe that book value per common share, adjusted to reflect the carrying value of investments at their fair value (hereinafter referred to as “Adjusted Common Equity Book Value”), is also a meaningful measure for our shareholders, representing effectively our estimated going-concern value.  The following table calculates Adjusted Common Equity Book Value and Adjusted Common Equity Book Value per share using the estimated fair value information contained in the “Estimated Fair Value of Net Investment” table above.  The amounts set forth in the table in the Adjusted Common Equity Book Value column include all of our assets and liabilities at their estimated fair values, and exclude any value attributable to our tax net operating loss carryforwards and other matters that might impact our value.  Amounts included in this table are not meant to represent the liquidation value of the Company.

	June 30, 2007
(amounts in thousands)	Book Value	Adjusted Common Equity Book Value

Total investment assets (per table above)	$79,086	$81,355
Cash and cash equivalents	62,556	62,556
Other assets and liabilities, net	(2,256)	(2,256)
	139,386	141,656
Less: Preferred stock redemption value	(42,215)	(42,215)
Common equity book value and adjusted book value	$97,171	$99,441

Common equity book value per share and adjusted book value per share	$8.01	$8.19

RESULTS OF OPERATIONS

(amounts in thousands except per share information)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net interest income	$2,963	$2,543	$5,424	$4,831
Recapture of provision for loan losses	702	–	1,225	119
Net interest income after provision for loan losses	3,665	2,543	6,649	4,950
Equity in earnings of joint venture	672	–	1,302	–
Other (expense) income	(478)	121	(1,018)	230
General and administrative expenses	(1,163)	(1,165)	(2,290)	(2,492)
Net income	2,702	1,615	4,643	2,828
Preferred stock charge	(1,003)	(1,003)	(2,005)	(2,039)
Net income to common shareholders	1,699	612	2,638	789

Net income per common share:
Basic and diluted	$0.14	$0.05	$0.22	$0.06

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.

Net interest income increased from $2.5 million to $3.0 million for the quarter ended June 30, 2007 from the same period in 2006 primarily as a result of the derecognition of a pool of securitized commercial mortgage loans in the third quarter of 2006 that contributed $0.4 million of net interest expense for second quarter of 2006, an increase in the net amortization of asset discounts and liability premiums of $0.2 million related to increased commercial loan prepayments, and a $0.3 million increase in interest income on cash and cash equivalents related to an increase in both the average balance and rate on cash equivalents. These increases were partially offset by $0.4 million of interest expense recognized on the obligation under payment agreement during the second quarter of 2007, which was not outstanding during the second quarter of 2006.

Net interest income after recapture of provision for loan losses for the three months ended June 30, 2007 increased to $3.7 million from $2.5 million for the same period for 2006.  Recapture of provision for loan losses increased $0.7 million for the second quarter of 2006 primarily due to improvement in the performance of our commercial mortgage loan portfolio and decreased single-family mortgage loan delinquencies compared to the second quarter of 2006.

The Company recognized $0.7 million of equity in the earnings of a joint venture, which it formed in the third quarter of 2006.  The joint venture’s earnings are primarily derived from interest income earned on commercial mortgage backed securities and cash equivalents.

Other income decreased $0.6 million from other income of $0.1 million for the second quarter of 2006 to other expense of $0.5 million for the second quarter of 2007.  The decrease is primarily due to a $0.4 million charge taken to adjust mortgage servicing rights and obligations to estimated fair value, which resulted from a decrease in estimated loss rate on the underlying loans.  In addition, included in the second quarter 2006 was $0.2 million of other income received on certain of its securitized commercial mortgage loans that did not recur in 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.

Net interest income increased from $4.8 million for the six months ended June 30, 2006 to $5.4 million for the same period in 2007 primarily as a result of the derecognition of a pool of securitized commercial mortgage loans in the third quarter of 2006 that contributed $1.0 million of net interest expense for six months ended June 30, 2006 compared to the same period in 2007, an increase in the net amortization of asset discounts and liability premiums of $0.6 million related to increased commercial loan prepayments, and a $0.8 million increase in interest income on cash and cash equivalents related to an increase in both the average balance and rate on cash equivalents.   These increases were partially offset by $0.8 million of interest expense recognized on the obligation under payment agreement during the six months ended June 30, 2007, which was not outstanding during the same period in 2006 and a $1.0 million decrease in net interest income related to decreases in our non-cash investment portfolio as those investments have paid down.

Net interest income after recapture of provision for loan losses for the six months ended June 30, 2007 increased to $6.6 million from $4.9 million for the same period for 2006. Recapture of provision for loan losses increased $1.1 million to $1.2 million for the six months ended June 30, 2007 primarily due to improvement in the performance of our commercial mortgage loan portfolio and decreased single-family mortgage loan delinquencies compared to 2006.

The Company recognized $1.3 million of equity in the earnings of its joint venture.

Other income decreased $1.2 million from other income of $0.2 million for the six months ended June 30, 2006 to other expense of $1.0 million for the same period in 2007.  The decrease is primarily related to a $0.6 million charge taken during the period to increase the obligation under payment agreement for an increase in the estimated future payment to be made under the agreement; and a $0.3 million charge taken to adjust our mortgage servicing rights and obligations to estimated fair value, which resulted from a decrease in estimated loss rate on the underlying loans.  In addition, included in the second quarter 2006 was $0.3 million of other income received on certain of its securitized commercial mortgage loans that did not recur in 2007.

General and administrative expense decreased to $2.3 million for the six months ended June 30, 2007 from $2.5 million for the same period in 2006. This decrease was primarily the result of the reductions in expenses associated with the Company's tax lien servicing operations and a decline in litigation related expenses.

The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented. Assets that are on non-accrual status are excluded from the table below for each period presented.

Average Balances and Effective Interest Rates

	Three Months Ended June 30,
	2007		2006
(amounts in thousands)	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-earning assets(1):
Securitized finance receivables(2) (3)	$326,560	8.38%	$691,725	7.59%
Securities	13,360	8.28%	16,366	9.68%
Other loans	3,516	11.86%	4,909	13.33%
Total interest-earning assets	$343,436	8.41%	$713,000	7.68%

Interest-bearing liabilities:
Securitization financing(3)	$202,470	6.59%	$491,666	8.13%
Repurchase agreements	84,793	5.42%	118,147	5.09%
Total interest-bearing liabilities	$287,263	6.24%	$609,813	7.54%

Net interest spread (3)		2.17%		0.14%

Net yield on average interest-earning investments (3) (4)		3.19%		1.22%

Cash and cash equivalents	$59,640	5.28%	$40,905	4.54%
Net yield on average interest-earning assets, including cash and cash equivalents		3.50%		1.40%

(1)
Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to record available-for-sale securities at fair value.

(2)	Average balances exclude funds held by trustees and bond issuance costs for the three months ended June 30, 2007 and 2006, respectively.
(3)	Effective rates are calculated excluding non-interest related securitization financing expenses.
(4)
Net yield on average interest-earning assets reflects net interest income excluding non-interest related securitization financing expenses divided by average interest earning assets for the period, annualized.

	Six Months Ended June 30,
	2007		2006
(amounts in thousands)	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-earning assets(1):
Securitized finance receivables(2) (3)	$334,356	8.29%	$707,712	7.63%
Securities	13,252	9.07%	25,938	7.23%
Other loans	3,627	12.74%	5,046	10.71%
Total interest-earning assets	$351,235	8.37%	$738,696	7.63%

Interest-bearing liabilities:
Securitization financing(3)	$205,435	7.13%	$499,530	8.31%
Repurchase agreements	88,652	5.43%	123,243	4.90%
Total interest-bearing liabilities	$294,087	6.62%	$622,773	7.63%

Net interest spread (3)		1.75%		0.00%

Net yield on average interest-earning investments (3) (4)		2.82%		1.20%

Cash and cash equivalents	$27,703	5.25%	$30,408	4.53%
Net yield on average interest-earning assets, including cash and cash equivalents		3.17%		1.33%

(1)
Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to record available-for-sale securities at fair value.

(2)	Average balances exclude funds held by trustees and bond issuance costs for the six months ended June 30, 2007 and 2006, respectively.
(3)	Effective rates are calculated excluding non-interest related securitization financing expenses.
(4)
Net yield on average interest-earning assets reflects net interest income excluding non-interest related securitization financing expenses divided by average interest earning assets for the period, annualized.

The net interest spread increased 203 basis points to 2.17% for the three months ended June 30, 2007 from 0.14% for the same period in 2006. The net yield on average interest earning assets for the three months ended June 30, 2007 increased to 3.19% from 1.22% for the same period in 2006.  The net interest spread increased 175 basis points to 1.75% for the six months ended June 30, 2007 from 0.00% for the same period in 2006. The net yield on average interest earning assets for the six months ended June 30, 2007 increased relative to the same period in 2006, to 2.82% from 1.20%. The increase in the Company's net interest spread for the three months ended June 30, 2007 compared to the same period in 2006 can be attributed primarily to an increase of 72 basis points (80 basis points for the six months ended June 30) as a result of the derecognition of $279.0 million of commercial mortgage loans contributed to a joint venture in 2006, and an increase of 94 basis points (51 basis points for the six months ended June 30) resulting from increase in amortization of premiums on securitization financing due to the prepayment of three commercial mortgage loans in June 2007.  In addition, net interest spread on the Company’s variable-rate single-family loan portfolio increased by 26 basis points (28 basis points for the six months ended June 30) as LIBOR-based securitization financing rates flattened beginning in June 2006 while adjustable-rate securitized receivables continued to reset.

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

	Three Months Ended June 30, 2007 vs. 2006
(amounts in thousands)	Rate	Volume	Total

Securitized finance receivables	$1,241	$(7,529)	$(6,288)
Securities	(54)	(65)	(119)
Other loans	(16)	(43)	(59)

Total interest income	1,171	(7,637)	(6,466)

Securitization financing	(1,620)	(5,035)	(6,655)
Repurchase agreements	94	(451)	(357)

Total interest expense	(1,526)	(5,486)	(7,012)

Net interest income	$2,697	$(2,151)	$546

	Six Months Ended June 30, 2007 vs. 2006
(amounts in thousands)	Rate	Volume	Total

Securitized finance receivables	$2,154	$(15,299)	$(13,145)
Securities	198	(535)	(337)
Other loans	46	(85)	(39)

Total interest income	2,398	(15,919)	(13,521)

Securitization financing	(2,611)	(10,820)	(13,431)
Repurchase agreements	300	(914)	(614)

Total interest expense	(2,311)	(11,734)	(14,045)

Net interest income	$4,709	$(4,185)	$524

Note:
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table excludes non-interest related, securitization financing expense, other interest expense, provision for credit losses and dividends on equity securities.

For the six months ended June 30, 2006 compared to the same period for 2007, average interest-earning assets declined $387 million, or approximately 52%. Approximately 67% of that decline resulted from the contribution of a commercial loan securitization to a joint venture, previously discussed. Another large portion of such reduction relates to paydowns on the Company's adjustable-rate single-family mortgages.

Credit Exposures.  The Company’s predominate securitization structure is non-recourse securitization financing, whereby loans and securities are pledged to a trust, and the trust issues bonds pursuant to an indenture. Generally these securitization structures use over-collateralization, subordination, third-party guarantees, reserve funds, bond insurance, mortgage pool insurance or any combination of the foregoing as a form of credit enhancement. From an economic point of view, the Company generally has retained a limited portion of the direct credit risk in these securities. In many instances, we retained the “first-loss” credit risk on pools of loans that we have securitized.

The following table summarizes the aggregate principal amount of certain of our investments; the direct credit exposure we have retained (represented by the amount of over-collateralization pledged and subordinated securities owned by the Company), net of credit reserves and discounts; and the actual credit losses incurred for each quarter presented. Credit Exposure, Net of Credit Reserves is based on the credit risk retained by the Company, from an economic point of view, for the loans and securities pledged to the securitization trust plus the principal balance of any subordinated security owned by the Company.  Credit Exposure, Net of Credit Reserves decreased from the second quarter 2006 by $10.4 million and increased from the fourth quarter of 2006 by $0.2 million due to the derecognition of $279.0 million of receivables and $254.5 million of related financing, in which the Company’s interests were contributed to a joint venture.  Actual credit losses continue to be low based on the seasoning of the loans and securities owned by the Company.

The table excludes other forms of credit enhancement from which the Company benefits and, based upon the performance of the underlying loans, may provide additional protection against losses.  These additional protections include loss reimbursement guarantees with a remaining balance of $12.8 million and a remaining deductible aggregating $0.5 million on $13.6 million of securitized single-family mortgage loans which are subject to such reimbursement agreements; guarantees aggregating $6.9 million on $72.3 million of securitized commercial mortgage loans, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; and $28.6 million of securitized single-family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 100% on such policies before the Company would incur losses.

Credit Reserves and Actual Credit Losses

(amounts in millions)	Outstanding Loan Principal Balance	Credit Exposure, Net of Credit Reserves	Actual Credit Losses	Credit Exposure, Net to Outstanding Loan Balance
2006, Quarter 2	$693.8	$33.1	$6.6	4.77%
2006, Quarter 3	378.2	21.5	0.1	5.68%
2006, Quarter 4	361.3	22.4	0.0	6.20%
2007, Quarter 1	344.6	22.3	0.4	6.47%
2007, Quarter 2	331.6	22.7	0.0	6.85%

The following tables summarize single-family mortgage loan and commercial mortgage loan delinquencies as a percentage of the outstanding securitized finance receivables balance for those securities in which we have retained a portion of the direct credit risk. The delinquencies as a percentage of all outstanding securitized finance receivables balance have decreased to 2.5% at June 30, 2007 from 6.7% at June 30, 2006 primarily as a result of the liquidation or prepayment of several delinquent commercial loans since the first quarter 2006. We monitor and evaluate our exposure to credit losses and have established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. At June 30, 2007, management believes the level of credit reserves is appropriate for currently existing losses within these loan pools.

Single family mortgage loan delinquencies as a percentage of the outstanding loan balance decreased by approximately 0.76% to 7.52% at June 30, 2007 from 8.28% at June 30, 2006 and decreased by 2.35% from 9.84% at December 31, 2006, reflecting unusually high 30 to 90 day delinquencies at year-end 2006. The following table provides the percentage of delinquent single family loans.

Single-Family Loan Delinquency Statistics

	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent (1)	Total
2006, Quarter 2	4.51%	1.09%	2.68%	8.28%
2006, Quarter 3	4.56%	1.28%	2.83%	8.67%
2006, Quarter 4	4.90%	1.89%	3.05%	9.84%
2007, Quarter 1	4.60%	0.08%	3.64%	9.04%
2007, Quarter 2	3.83%	0.80%	2.89%	7.52%

For commercial mortgage loans, there were no delinquencies at June 30, 2007, down from 1.36% percent of the outstanding securitized finance receivables at December 31, 2006, as a previously delinquent commercial loan liquidated in March 2007.  The improvement in commercial loan delinquencies over the last four quarters is the result of continued seasoning of the loans, improving economic conditions nationwide, the contribution of and resultant risk sharing of a commercial loan securitization with a joint-venture arrangement and the prepayment or liquidation of previously delinquent loans.  The joint venture, in which the Company has a 49.875% interest, currently has a single delinquent commercial mortgage loan with an unpaid principal balance of $1.4 million.

Commercial Loan Delinquency Statistics (1)

	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent(1)	Total
2006, Quarter 2	1.09%	–%	5.15%	6.24%
2006, Quarter 3	–%	–%	1.33%	1.33%
2006, Quarter 4	–%	–%	1.36%	1.36%
2007, Quarter 1	–%	–%	–%	–%
2007, Quarter 2	–%	–%	–%	–%

(1)	Includes foreclosures and real estate owned.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. Earlier application is permitted provided that the reporting entity has not yet issued interim or annual financial statements for that fiscal year. We are currently evaluating the impact, if any, that SFAS 157 may have on our financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-01 “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”). The SOP is effective for fiscal years beginning on or after December 15, 2007. While the Company maintains an exemption from the Investment Company Act of 1940, as amended (“Investment Company Act”) and is therefore not regulated as an investment company, it is none-the-less in the process of assessing whether SOP 07-1 is applicable.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations from a variety of sources.  The Company’s primary source of funding its operations today is the cash flow generated from the investment portfolio, which includes net interest income and principal payments and prepayments on these investments. From the cash flow on our investment portfolio, the Company funds its operating overhead costs, pays the dividend on the Series D Preferred Stock and services any outstanding debt.  The Company’s investment portfolio continues to provide positive cash flow, which can be utilized for reinvestment purposes.

Cash flows from the investment portfolio for the three and six months ended June 30, 2007 were approximately $3.6 million and $8.2 million, respectively, which includes approximately $2.8 million and $5.3 million, respectively, in principal payments on securities. These cash flows are after payment of principal and interest on the securitization financing and repurchase agreements financing those investments.

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

At June 30, 2007, the Company had cash and equivalents of $62.6 million and unused capacity on uncommitted repurchase agreement lines of $9.5 million.  The Company has ample liquidity and capital resources to fund its business.

The Company views that investment opportunities for its capital may be more readily available in the foreseeable future as disruptions in the fixed income markets, particularly in the residential mortgage market, has caused a decline in prices on most residential mortgage securities.  These disruptions have caused volatility in asset prices, causing such asset prices to decline, correspondingly increasing yields.  Equity prices on companies which originate or invest in these securities have also declined.  As a result, the Company has evaluated several potential investment opportunities for residential mortgage securities, but to date, have not made meaningful investments on its capital. The timing of any reinvestment will depend on the investment opportunity available and whether in the opinion of management and the Board of Directors, such investment represents an acceptable risk-adjusted return opportunity for the Company’s capital.

The Company currently utilizes a combination of equity, securitization financing and repurchase agreement financing to finance its investment portfolio. Securitization financing is recourse only to the assets pledged as collateral to support the financing and is not otherwise recourse to the Company. At June 30, 2007, the Company had $206.6 million of non-recourse securitization financing outstanding, all of which carries a fixed rate of interest.  The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds.

Repurchase agreement financing is recourse to the assets pledged, and to the Company and requires the Company to post margin (ie., collateral deposits in excess of the repurchase agreement financing).  The repurchase agreement counterparty at any time can request that the Company post additional margin.  Repurchase agreement financing is not committed financing to the Company, and it generally renews or rolls every 30-days. The amounts advanced to the Company by the repurchase agreement counterparty are determined largely based on the fair value of the asset pledged to the counterparty.

FORWARD-LOOKING STATEMENTS

Certain written statements in this Form 10-Q made by the Company that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Item as well as those discussed elsewhere in this Report addressing the results of operations, our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to investment strategies, net interest income growth, and earnings or earnings per share growth, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this report, regarding future events and operating performance and are applicable only as of the dates of such statements.  Such forward-looking statements may involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements.  The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize.

Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

Reinvestment. Asset yields today are generally lower than those assets sold or repaid, due to lower overall interest rates and more competition for these assets. Recently, we have generally been unable to find investments which have acceptable risk adjusted yields. As a result, our net interest income has been declining, and may continue to decline in the future, resulting in lower earnings per share over time. In order to maintain our investment portfolio size and our earnings, we need to reinvest a portion of the cash flows we receive into new interesting earning assets. If we are unable to find suitable reinvestment opportunities, the net interest income on our investment portfolio,investment cash flows and net income, all could be negatively impacted.

Economic Conditions.  We are affected by general economic conditions.  An increase in the risk of defaults and credit risk resulting from an economic slowdown or recession could result in a decrease in the value of our investments and the over-collateralization associated with our securitization transactions. As a result of our being heavily invested in cash and cash equivalents and short-term high quality investments, a worsening economy, however, could benefit the Company by creating opportunities for us to invest in assets that become distressed as a result of these worsening conditions.  These changes could have an effect on our financial performance and the performance on our securitized loan pools.

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

Interest Rate Fluctuations. Our income and cash flow depends on our ability to earn greater interest on our investments than the interest cost to finance these investments. Interest rates in the markets served by us generally rise or fall with interest rates as a whole. Approximately $246 million of our investments, including loans and securities currently pledged as securitized finance receivables and securities, are fixed-rate and $85 million of our investments are variable rate. We currently finance these fixed-rate assets through $201 million of fixed rate securitization financing and $81 million of variable rate repurchase agreements. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps; the related borrowing has no delayed resets or such interest rate caps.

Third-party Servicers.Our loans and loans underlying securities are serviced by third-party service providers. As with any external service provider, we are subject to the risks associated with inadequate or untimely services. Many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in our delinquency rate that results from improper servicing or loan performance in general could harm our ability to securitize our real estate loans in the future and may have an adverse effect on our earnings.

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

Competition.  The financial services industry is a highly competitive market in which we compete with a number of institutions with greater financial resources.  In purchasing portfolio investments and in issuing securities, we compete with other mortgage REITs, investment banking firms, savings and loan associations, commercial banks, mortgage bankers, insurance companies, federal agencies and other entities, many of which have greater financial resources and a lower cost of capital than we do.  Increased competition in the market and our competitors greater financial resources have adversely affected the Company, and may continue to do so.  Competition may also continue to keep pressure on spreads resulting in the Company being unable to reinvest its capital at satisfactory risk-adjusted returns.

Regulatory Changes.  Our businesses as of and for the six months ended June 30, 2007 were not subject to any material federal or state regulation or licensing requirements.  However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect us and the performance of our securitized loan pools or its ability to collect on its delinquent property tax receivables.  We are a REIT and are required to meet certain tests in order to maintain our REIT status as described in the discussion of “Federal Income Tax Considerations”.  If we should fail to maintain our REIT status, we would not be able to hold certain investments and would be subject to income taxes.

Section 404 of the Sarbanes-Oxley Act of 2002.  Based on our current market capitalization, we are required to be compliant with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 in 2007.  Failure to be compliant may result in doubt in the capital markets about the quality and adequacy of our internal disclosure controls.  This could result in our having difficulty in or being unable to raise additional capital in these markets in order to finance our operations and future investments.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of our market risk management extends beyond derivatives to include all market risk sensitive financial instruments.  As a financial services company, net interest margin comprises the primary component of Dynex’s earnings and cash flows.  Dynex is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of the our interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or re-price within specified periods.

The Company monitors the aggregate cash flow, projected net yield and estimated market value of its investment portfolio under various interest rate and prepayment assumptions. While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

The Company focuses on the sensitivity of its investment portfolio cash flow, and measures such sensitivity to changes in interest rates.  Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments.  The Company estimates its interest income cash flow for the next twenty-four months assuming interest rates over such time period follow the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of June 30, 2007.  Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios.  Those scenario results are then compared against the base case to determine the estimated change to cash flow.  Cash flow changes from interest rate swaps, caps, floors or any other derivative instrument are included in this analysis.

The following table summarizes the Company’s net interest income cash flow and market value sensitivity analyses as of June 30, 2007. These analyses represent management’s estimate of the percentage change in net interest margin cash flow and value expressed as a percentage change of shareholders' equity, given a shift in interest rates, as discussed above.  Certain investments, with a carrying value of $2.2 million at June 30, 2007 are not considered to be interest rate sensitive and are excluded from the analysis below.  The “Base” case represents the interest rate environment as it existed as of June 30, 2007, at which time one-month LIBOR was 5.32% and six-month LIBOR was 5.39%.  The base case net interest margin cash flow over the twenty-four month projection period is $10.6 million, excluding net interest margin on cash and cash equivalents, and $19.0 million, including net interest margin on cash and cash equivalents.

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

	Projected Change in Net Interest Margin Cash Flow From Base Case
Basis Point Increase (Decrease) in Interest Rates	Excluding Cash and Cash Equivalents	Including Cash and Cash Equivalents	Projected Change in Value, Expressed as a Percentage of Shareholders’ Equity (1)

+200	(3.9)%	14.4%	(0.2)%
+100	(0.7)%	7.9%	(0.0)%
Base	–	–	–
-100	0.7%	(7.9)%	0.0%
-200	3.8%	(14.4)%	0.2%

(1)	Reflects projected change in value based on change in net interest margin cash flow excluding cash and cash equivalents.

The Company’s interest rate rise is related both to the rate of change in short-term interest rates and to the level of short-term interest rates.  Approximately $246 million of Dynex’s investment portfolio as of June 30, 2007 is comprised of loans or securities that have coupon rates that are fixed.  Approximately $85 million of its investment portfolio was comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 69%, 11% and 9% of the adjustable-rate loans underlying our securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR, one-year constant maturity treasury rate (CMT) and prime rate, respectively.

Generally, during a period of rising short-term interest rates, our net interest income earned and the corresponding cash flow on our investment portfolio will decrease.  The decrease of the net interest spread results from (i) fixed-rate loans and investments financed with variable-rate debt, (ii) the lag in resets of the adjustable rate loans underlying the securitized finance receivables relative to the rate resets on the associated borrowings and (iii) rate resets on the adjustable rate loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As to item (i), the Company has substantially limited its interest rate risk by match funding fixed rate assets and variable rate assets. As to item (ii) and (iii), as short-term interest rates stabilize and the adjustable-rate loans reset, the net interest margin may be partially restored as the yields on the adjustable-rate loans adjust to market conditions.

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

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting.  There were no changes in the Company’s internal control over financial reporting during the quarter covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  There were also no significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

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

Item 1A.       Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A - Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”). The materialization of any risks and uncertainties identified in the Company's Forward Looking Statements contained herein together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on the Company's financial condition, results of operations and cash flows. See Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                      Defaults Upon Senior Securities

None

Item 4.                      Submission of Matters to a Vote of Security Holders

On May 23, 2007, the Annual Meeting of shareholders was held to elect the members of the Board of Directors.  The following table summarizes the results of those votes.

Director	For	Withheld

Common Share Votes
Thomas B. Akin	11,499,348	82,925
Daniel K. Osborne	11,353,779	228,494
Eric P. Von der Porten	11,499,713	82,560

Preferred Share Votes
Leon A. Felman	4,099,803	17,429
Barry Igdaloff	4,099,701	17,531

Item 5.                      Other Information

None

Item 6.                      Exhibits

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date: August 14, 2007	/s/ Stephen J. Benedetti
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