Form 10-Q
period 2007-09-30
DYNEX CAPITAL INC
filed 2007-11-14
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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
Yes           ☐           No           ☑

On October 31, 2007, the registrant had 12,136,262 shares outstanding of common stock, $.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

INDEX

			Page
PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets at September 30, 2007 (unaudited) and December 31, 2006	1

		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2007 and 2006 (unaudited)	2

		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)	3

		Notes to Condensed Consolidated Financial Statements (unaudited)	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

	Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	32

	Item 1A.	Risk Factors	34

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

	Item 3.	Defaults Upon Senior Securities	34

	Item 4.	Submission of Matters to a Vote of Security Holders	34

	Item 5.	Other Information	34

	Item 6.	Exhibits	34

Signature			35

        i

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(amounts in thousands except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and cash equivalents	$35,447	$56,880
Other assets	4,004	6,111
	39,451	62,991
Investments:
Securitized mortgage loans, net	295,686	346,304
Investment in joint venture	21,357	37,388
Securities	21,546	13,143
Other loans and investments	6,348	6,731
	344,937	403,566

	$384,388	$466,557

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Securitization financing	$183,070	$211,564
Repurchase agreements	36,197	95,978
Obligation under payment agreement	16,813	16,299
Other liabilities	6,957	6,178
	243,037	330,019

Commitments and Contingencies (Note 10)

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized,
9.5% Cumulative Convertible Series D, 4,221,539 shares issued
and outstanding, ($43,218 aggregate liquidation preference)	41,749	41,749
Common stock, par value $0.01 per share, 100,000,000 shares authorized,
12,136,262 and 12,131,262 shares issued and outstanding, respectively	121	121
Additional paid-in capital	366,716	366,637
Accumulated other comprehensive income	1,075	663
Accumulated deficit	(268,310)	(272,632)
	141,351	136,538

	$384,388	$466,557

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(amounts in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest income:
Securitized mortgage loans	$6,445	$11,863	$20,318	$38,888
Securities	289	330	897	1,303
Cash and cash equivalents	637	613	2,163	1,303
Other loans and investments	102	194	333	464
	7,473	13,000	23,711	41,958

Interest and related expenses:
Securitization financing	3,685	8,236	11,317	29,425
Repurchase agreements	937	1,533	3,357	4,567
Obligation under payment agreement	386	121	1,139	121
Other	8	(59)	17	(155)
	5,016	9,831	15,830	33,958

Net interest income	2,457	3,169	7,881	8,000
Recapture of (provision for) loan losses	127	(67)	1,352	52

Net interest income after provision for loan losses	2,584	3,102	9,233	8,052

Equity in income (loss) of joint venture	576	(1,661)	1,878	(1,661)
Loss on capitalization of joint venture	-	(1,194)	-	(1,194)
Gain on sale of investments, net	21	85	21	226
Other income (expense)	305	433	(713)	662
General and administrative expenses	(800)	(980)	(3,089)	(3,473)

Net income (loss)	2,686	(215)	7,330	2,612
Preferred stock dividends	(1,003)	(1,003)	(3,008)	(3,041)

Net income (loss) to common shareholders	$1,683	$(1,218)	$4,322	$(429)

Change in net unrealized gain (loss) on :
Investments classified as available-for-sale	576	(166)	100	282
Investment in joint venture	(295)	18	311	18

Comprehensive income (loss)	$2,967	$(363)	$7,741	$2,912

Net income (loss) per common share:
Basic and diluted	$0.14	$(0.10)	$0.36	$(0.04)

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$7,330	$2,612
Adjustments to reconcile net income to cash provided by
operating activities:
Equity in earnings (loss) of joint venture	(1,878)	1,661
Distribution of joint venture earnings	1,125	-
Loss on capitalization of joint venture	-	1,194
Recapture of provision for loan loss	(1,352)	(52)
Gain on sale of investments	(21)	(226)
Amortization and depreciation	(1,518)	246
Stock based compensation expense	79	104
Net change in other assets and other liabilities	2,883	(576)
Net cash and cash equivalents provided by operating activities	6,648	4,963

Investing activities:
Principal payments received on securitized mortgage loans	51,517	77,776
Purchase of securities and other investments	(16,398)	(17,221)
Payments received on securities and other loans and investments	8,230	27,816
Proceeds from sales of securities and other investments	452	2,129
Return of capital from joint venture	17,095	-
Other	931	886
Net cash and cash equivalents provided by investing activities	61,827	91,386

Financing activities:
Principal payments on securitization financing	(27,119)	(41,573)
Net repayments on repurchase agreement	(59,781)	(30,062)
Repurchase of common stock	-	(216)
Redemption of preferred stock	-	(14,072)
Dividends paid	(3,008)	(3,376)
Net cash and cash equivalents used for financing activities	(89,908)	(89,299)
Net (decrease) increase in cash and cash equivalents	(21,433)	7,050
Cash and cash equivalents at beginning of period	56,880	45,235
Cash and cash equivalents at end of period	$35,447	$52,285

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007
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

In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted.  The unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

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

NOTE 2 – NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted per common share basis.  Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock appreciation rights and options, to the extent that they are outstanding, using the treasury stock method, but only if these items are dilutive.  The Series D preferred stock is convertible into one share of common stock for each share of preferred stock.  The following table reconciles the numerator and denominator for both basic and diluted net income per common share for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,				Nine months Ended September 30,
	2007		2006		2007		2006
	Income	Weighted- Average Number of Shares	Income	Weighted- Average Number of Shares	Income	Weighted- Average Number of Shares	Income	Weighted- Average Number of Shares
Net income (loss)	$2,686		$(215)		$7,330		$2,612
Preferred stock dividends	(1,003)		(1,003)		(3,008)		(3,041)
Net income (loss) to common shareholders	$1,683	12,136,262	$(1,218)	12,130,836	$4,322	12,135,236	$(429)	12,143,549

Net income (loss) per share:
Basic		$0.14		$(0.10)		$0.36		$(0.04)
Diluted		$0.14		$(0.10)		$0.36		$(0.04)

Reconciliation of shares included in calculation of earnings per share due to dilutive effect
Expense and incremental shares of stock options	$–	2,369	$–	–	$–	2,079	$–	–
	$–	12,138,631	$–	–	$–	12,137,315	$–	–

Reconciliation of shares not included in calculation of earnings per share due to anti-dilutive effect
Series D preferred stock	$1,003	4,221,539	$1,003	4,221,539	$3,008	4,221,539	$3,041	4,267,930
Expense and incremental shares of stock options	–	5,495	–	16,360	–	6,076	–	18,151
	$1,003	4,227,034	$1,003	4,237,899	$3,008	4,227,615	$3,041	4,286,081

NOTE 3 – SECURITIZED MORTGAGE LOANS, NET

The following table summarizes the components of securitized mortgage loans at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Collateral:
Commercial mortgage loans	$197,991	$225,463
Single-family mortgage loans	91,303	116,060
	289,294	341,523
Funds held by trustees, including funds held for defeased loans	7,283	7,351
Accrued interest receivable	2,047	2,380
Unamortized discounts and premiums, net	(290)	(455)
Loans, at amortized cost	298,334	350,799
Allowance for loan losses	(2,648)	(4,495)
	$295,686	$346,304

The commercial mortgage loans are encumbered by non-recourse securitization financing.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following table summarizes the aggregate activity for the allowance for loan losses for the three-month and nine-month periods ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Allowance at beginning of period	$2,805	$14,869	$4,495	$19,035
(Recapture of) provision for loan losses	(127)	67	(1,352)	(52)
Charge-offs, net of recoveries	(30)	(94)	(495)	(4,141)
Portfolio sold/transferred	–	(10,353)	–	(10,353)
Allowance at end of period	$2,648	$4,489	$2,648	$4,489

The Company had $8,106 of impaired commercial loans, none of which were delinquent, at September 30, 2007, compared to $13,266 of impaired commercial loans at December 31, 2006.

NOTE 5 — INVESTMENT IN JOINT VENTURE

The Company holds a 49.875% interest in a joint venture, Copperhead Ventures, LLC, which it accounts for using the equity method, under which it recognizes its proportionate share of the joint venture’s earnings and comprehensive income.  The joint venture had total assets at September 30, 2007 of $41,897, which were comprised primarily of $4,977 of cash and cash equivalents, $36,824 of investments backed by commercial mortgage loans, and other assets of $96.  The Company’s share of earnings from the joint venture was $576 and $1,878 for the three and nine months ended September 30, 2007, respectively.

In accordance with the joint venture’s operating agreement, the joint venture made a distribution of $36,530 in September 2007 representing the majority of its uninvested cash.  Dynex received its proportionate share of the distribution or $18,220, which was recorded as a decrease in its investment in the joint venture.

NOTE 6 – SECURITIES

The following table summarizes the fair value of the Company’s securities, all of which are classified as available-for-sale, at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Fair Value	Effective Interest Rate	Fair Value	Effective Interest Rate
Securities, available-for-sale:
Adjustable-rate mortgage securities	$735	5.63%	$–	–%
Fixed-rate mortgage securities	8,882	7.10%	11,362	7.22%
Equity securities	6,385		1,151
Corporate debt securities	4,721	11.75%	–
	20,723		12,513
Gross unrealized gains	970		636
Gross unrealized losses	(147)		(6)
	$21,546		$13,143

The Company purchased approximately $5,497 of equity securities in publicly traded mortgage real estate investment trusts during the quarter ended September 30, 2007, including approximately $3,198 of common stock and $2,299 of preferred stock of various mortgage real estate investment trusts.

The Company also purchased $5,000 of a convertible corporate debt security issued by Anthracite Capital, Inc. during the quarter.  The conversion feature allows the Company to convert its bond to 463,543 shares of common stock of Anthracite Capital, Inc.  The conversion feature was bifurcated from the debt security and recorded as a derivative asset, which is reported in other loans and investments (see Note 7), because it was not clearly and closely related to the debt security.  The value of the conversion feature was $279 when purchased, which was recorded as a discount on the corporate debt security and will be amortized into interest income using the effective interest method, and $320 at September 30, 2007.

NOTE 7 – OTHER LOANS AND INVESTMENTS

The following table presents the components of other loans and investments at September 30, 2007 and December 31, 2006, respectively.

	September 30, 2007	December 31, 2006
Single-family mortgage loans	$2,703	$3,345
Multifamily and commercial mortgage loan participations	936	962
Unamortized discounts on mortgage loans	(311)	(378)
Mortgage loans, net	3,328	3,929

Delinquent property tax receivable securities	2,388	2,802
Notes receivable and other investments	632	–
Other loans and investments	$6,348	$6,731

Delinquent property tax receivable securities is net of an unrealized loss of $52 at September 30, 2007 and an unrealized gain of $41 at December 31, 2006 and includes real estate owned of $470 and $575 at September 30, 2007 and December 31, 2006, respectively.

As discussed in Note 6, the Company also purchased a senior convertible debt security which included a conversion feature that the Company bifurcated from the bond and recorded as a derivative asset at its fair value.  The derivative asset had a value of $320 at September 30, 2007 and is included in notes receivable and other investments in the above table.  The derivative asset is accounted for at fair value with changes in its value being recorded in the statement of operations.

NOTE 8 –SECURITIZATION FINANCING

Dynex, through limited-purpose finance subsidiaries, has issued bonds pursuant to indentures in the form of non-recourse securitization financing.  Each series of securitization financing may consist of various classes of bonds, either at fixed or variable rates of interest.  Payments received on securitized mortgage loans and any reinvestment income earned thereon are used to make payments on the bonds.  The obligations under the securitization financings are payable solely from the securitized mortgage loans and are otherwise non-recourse to Dynex.  The stated maturity date for each class of bonds is generally calculated based on the final scheduled payment date of the underlying collateral pledged.  The actual maturity of each class will be directly affected by the rate of principal prepayments on the related collateral.  Each series is also subject to redemption at Dynex’s option according to specific terms of the respective indentures.  As a result, the actual maturity of any class of a series of bonds is likely to occur earlier than its stated maturity.

The components of securitization financing along with certain other information at September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007		December 31, 2006
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed-rate classes	$179,358	6.6%-8.8%	$206,478	6.6%-8.8%
Accrued interest payable	1,240		1,428
Deferred costs	(2,132)		(2,848)
Unamortized bond premium, net	4,604		6,506
	$183,070		$211,564

Range of stated maturities	2024-2027		2024-2027
Estimated weighted average life	3.6 years		4.3 years
Number of series	2		2

At September 30, 2007, the weighted-average coupon on the bonds outstanding was 6.9%.  The average effective rate on the bonds was 7.3% and 8.1% for the nine months ended September 30, 2007 and the year ended December 31, 2006, respectively.  This decrease was due to additional amortization of bond premium due to the prepayment of three commercial loans in the second quarter 2007 and the derecognition of bonds backed by commercial loans in the third quarter 2006.

NOTE 9 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  The Company had repurchase agreements of $36,197 and $95,978 at September 30, 2007 and December 31, 2006, respectively, which are collateralized by certain of the Company’s retained interests in its securitized single-family mortgage loans.  The repurchase agreement has a 30-day term and bears interest at 6.01% as of September 30, 2007.  The fair value of the securitization financing bonds collateralizing these repurchase agreements, as provided by the repurchase agreement counterparty, was $46,881 at September 30, 2007.

The Company paid off one of its repurchase agreements and paid down the other during the quarter in order to reduce its leverage and as a result of the unfavorable renewal terms available due to market conditions.  Subsequent to quarter end, the Company paid down an additional $16,000 on the repurchase agreement and renewed the remaining balance for 30 days at LIBOR + 0.10%.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Dynex Capital, Inc. and Dynex Commercial, Inc. (“DCI”), a former affiliate now known as DCI Commercial, Inc., are appellees (or “respondents”) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al  (collectively, “BCM” or “the Plaintiffs”) versus Dynex Commercial, Inc. et al.  The appeal seeks to overturn a judgment from a lower court in the Company’s and DCI’s favor which denied recovery to Plaintiffs and to have a judgment entered in favor of Plaintiffs based on a jury award for damages, all of which was set aside by the trial court as discussed further below.  In the alternative, Plaintiffs are seeking a new trial.  The appeal relates to a suit filed against the Company and DCI in 1999, alleging, among other things, that DCI and Dynex Capital, Inc. failed to fund tenant improvement or other advances allegedly required on various loans made by DCI to BCM, which loans were subsequently acquired by the Company; that DCI breached an alleged $160 million “master” loan commitment entered into in February 1998; and that DCI breached another alleged loan commitment of approximately $9 million.  The original trial commenced in January 2004, and, in February 2004, the jury in the case rendered a verdict in favor of one of the Plaintiffs and against the Company on the alleged breach of the loan agreements for tenant improvements and awarded that Plaintiff damages in the amount of $0.25 million. The jury entered a separate verdict against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively. The jury found in favor of DCI on the alleged $9 million loan commitment, but did not find in favor of DCI for counterclaims made against BCM. The jury also awarded the Plaintiffs attorneys’ fees in the amount of $2.1 million.  After considering post-trial motions, the presiding judge entered judgment in favor of the Company and DCI, effectively overturning the verdicts of the jury and dismissing damages awarded by the jury.  DCI is a former affiliate of Dynex Capital, Inc., and management does not believe that the Company will have any obligation for amounts, if any, awarded to the Plaintiffs as a result of the actions of DCI. The Court of Appeals heard oral arguments in this matter in April 2006 but has not yet rendered its decision.

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

NOTE 11 – STOCK BASED COMPENSATION

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

The following table presents a summary of the SAR activity for the Stock Incentive Plan:

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
SARs outstanding at beginning of period	280,222	$7.27	203,297	$7.36
SARs granted	–	–	82,500	7.06
SARs forfeited or redeemed	(2,076)	7.52	(7,651)	7.25
SARs exercised	–	–	–	–
SARs outstanding at end of period	278,146	$7.27	278,146	$7.27
SARs vested and exercisable	78,249	$7.53	78,249	$7.53

The following table presents a summary of the option activity for the Stock Incentive Plan:

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of period	95,000	$8.23	75,000	$7.98
Options granted	–	–	25,000	9.02
Options forfeited or redeemed	–	–	–	–
Options exercised	–	–	(5,000)	8.46
Options outstanding at end of period	95,000	$8.23	95,000	$8.23
Options vested and exercisable	95,000	$8.23	95,000	$8.23

Dynex recognized a stock based compensation benefit of $24 and $7 for the three months ended September 30, 2007 and 2006, respectively, and stock based compensation expense of $141 and $112 for the nine months ended September 30, 2007 and 2006, respectively.  The total compensation cost related to non-vested awards was $377 and $247 at September 30, 2007 and 2006, respectively, and will be recognized as the awards vest.

As required by SFAS 123(R), stock options, which are settleable only in shares of common stock, have been treated as equity awards, with their fair value measured at the grant date, and SARs, which are settleable in cash, have been treated as liability awards, with their fair value measured at the grant date and remeasured at the end of each reporting period.  The fair value of SARs was estimated at September 30, 2007 using the Black-Scholes option valuation model based upon the assumptions in the table below.

The following table describes the weighted average of assumptions used for calculating the fair value of SARs outstanding at September 30, 2007.

SARs Fair Value
September 30, 2007
Expected volatility	15.56%-22.08%
Weighted-average volatility	17.32%
Expected dividends	0%
Expected term (in months)	50
Risk-free rate	4.30%

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In October 2007, the FASB delayed indefinitely the effective date of Statement of Position 07-01, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”), which was issued in June 2007 by the American Institute of Certified Public Accountants (“AICPA”).  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide: Investment Companies.  While the Company maintains an exemption from the Investment Company Act of 1940, as amended and is therefore not regulated as an investment company, it is none-the-less in the process of assessing whether SOP 07-1 is applicable.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company as of and for the three-month and nine-month periods ended September 30, 2007 should be read in conjunction with the Company’s Condensed Consolidated Financial Statements  (unaudited) and the accompanying Notes to Condensed Consolidated Financial Statements (unaudited) included in this report.

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

The Company continues to focus its efforts on managing its current investment portfolio to maximize cash flow as well as identifying and evaluating new investment opportunities with appropriate risk-adjusted returns.  During the quarter ended September 30, 2007, credit sensitive investments generally and mortgage related investments more specifically have continued to experience volatility, with asset prices beginning to rationalize to more appropriate risk adjusted yields.  Although asset prices have declined, the Company continues to see the potential for further declines in value and will continue to opportunistically invest and scrutinize the risks inherent in the investments it considers.  During the third quarter of 2007, the Company invested approximately $10.5 million in the securities of other publicly traded mortgage real estate investment trusts, including $3.2 million of common stock, $2.3 million of preferred stock and $5.0 million of a senior convertible debt security.

The Company received an $18.2 million distribution from its joint venture with an affiliate of Deutsche Bank during the third quarter of 2007, as a result of the joint venture members being unable to agree on appropriate investments for the joint venture.  The Company does, however, continue to believe that investing its capital through joint ventures or other structures with qualified entities is a beneficial method for the Company to leverage its capital and expertise, and is pursuing several opportunities with various partners.

Management and the Board of Directors remain focused on finding investments with acceptable risk-adjusted returns and believe volatility in the fixed income markets will continue for the foreseeable future.

The Company’s required REIT income distributions are likely to be limited well into the future due to the reduction of future taxable income by the Company’ net operating loss carryforwards (NOL), which were $150.2 million at December 31, 2006.  As a result, the Company anticipates investing its capital and compounding returns on that capital on an essentially tax-free basis for the foreseeable future, increasing book value per common share in the process.  Over the long-term this may decrease our need to obtain new capital.  The majority of the Company’s NOLs expire between 2019 and 2024.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company’s financial condition and results of operations are based in large part upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from those estimates.

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

Allowance for Loan Losses.  We have credit risk on loans pledged in securitization financing transactions and classified as securitized mortgage loans in its investment portfolio.  An allowance for loan losses has been estimated and established for currently existing probable losses.  Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated.  The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience.  Where loans are considered homogeneous, the allowance for loan losses is established and evaluated on a pool basis.  Otherwise, the allowance for loan losses is established and evaluated on a loan-specific basis.  Provisions made to increase the allowance are a current period expense to operations.  Single-family loans are considered impaired when they are 60-days past due.  Commercial mortgage loans are evaluated on an individual basis for impairment.  Generally, a commercial loan with a debt service coverage ratio of less than one is considered impaired.  However, based on the attributes of the respective loan, or the attributes of the underlying real estate which secures the loan, commercial loans with a debt service coverage ratio less than one may not be considered impaired; conversely, commercial loans with a debt service coverage ratio greater than one may be considered impaired.  Certain of the commercial mortgage loans are covered by loan guarantees that limit the Company’s exposure on these loans.  The level of allowance for loan losses required for these loans is reduced by the amount of applicable loan guarantees.  The Company’s actual credit losses may differ from the estimates used to establish the allowance.

FINANCIAL CONDITION

Below is a discussion of the Company's financial condition.

(amounts in thousands except per share data)	September 30, 2007	December 31, 2006
Investments:
Securitized mortgage loans,net	$295,686	$346,304
Investment in joint venture	21,357	37,388
Securities	21,546	13,143
Other loans and investments	6,348	6,731

Securitization financing	183,070	211,564
Repurchase agreements	36,197	95,978
Obligation under payment agreement	16,813	16,299

Shareholders’ equity	141,351	136,538
Common book value per share	8.17	7.78

Securitized mortgage loans.Securitized mortgage loans decreased to $295.7 million at September 30, 2007 compared to $346.3 million at December 31, 2006. This decrease of $50.6 million is primarily the result of $51.5 million of principal payments during the period, including $20.4 million and $21.7 million of unscheduled principal payments on single-family and commercial mortgage loans, respectively.  These decreases were partially offset by a decrease in the allowance for loan losses of $1.1 million net of collateral losses.

Investment in joint venture.  Investment in joint venture decreased to $21.4 million at September 30, 2007 from $37.4 million at December 31, 2006.  This decrease of $16.0 million is primarily the result of the Company’s receipt of a distribution from the joint venture of $18.2 million, which was partially offset by the recognition of the Company’s interest in the earnings of the joint venture of $1.9 million and its proportionate interest in the increase in the value of the joint venture’s available for sale securities of $0.3 million over the nine month period ended September 30, 2007, which is included in other comprehensive income.

Securities.Securities increased $8.4 million during the nine months ended September 30, 2007 to $21.5 million at September 30, 2007 from $13.1 million at December 31, 2006 due primarily to the purchase of $15.8 million of securities, including a $5.6 million adjustable-rate mortgage backed security, a $4.7 senior convertible corporate debt security and $5.5 million of equity securities.  The increase due to purchases was partially offset by principal payments of $7.4 million received on fixed income securities during the period as well as the sale of $0.3 million of equity securities.

Other loans and investments.  Other loans and investments decreased from $6.7 million at December 31, 2006 to $6.3 million at September 30, 2007.  This decrease is primarily the result of net collections on other loans and delinquent property tax receivables, including proceeds from the sale of real estate owned, of $1.3 million during the period.  This decrease was partially offset by the recognition of a $0.3 million derivative asset.  The derivative asset represents the conversion feature embedded in the convertible senior debt security purchased during the period.  The Company also funded $0.3 million under a $1.5 million debtor-in-possession financing note receivable, which bears interest at 18%.  The Company has committed to funding up to an additional $1.2 million under the note, subject to the borrower continuing to meet certain terms and covenants, over the 90 day term of the note.

Securitization financing.  Securitization financing decreased $28.5 million, from $211.6 million at December 31, 2006 to $183.1 million at September 30, 2007. This decrease was primarily a result of principal payments of $26.9 million received on the associated securitized mortgage loans pledged, which were used to pay down the securitization financing in accordance with the respective indentures and $1.2 million of net amortization of bond premiums and deferred costs associated with the financing.

Repurchase Agreements. The balance of repurchase agreements declined to $36.2 million at September 30, 2007 from $96.0 million at December 31, 2006 primarily due to the the repayment of one of the repurchase agreements and the pay-down on another investment as a result of the Company’s decision to reduce its leverage and the unfavorable renewal terms available due to market conditions.

Obligation under payment agreement. The obligation under payment agreement increased to $16.8 million at September 30, 2007 from $16.3 million at December 31, 2006.  The increase was primarily a result of an increase in the Company’s estimated future payments to be made under this agreement of $0.6 million and $1.1 million of discount amortization during the quarter.  Those increases were partially offset by payments made under the agreement of $1.2 million during the quarter.

Shareholders’ equity.  Shareholders' equity increased to $141.4 million at September 30, 2007 from $136.5 million at December 31, 2006 primarily as a result of the Company’s net earnings of $7.3 million for the nine-month  period ended September 30, 2007 and a net increase in unrealized gains of $0.4 million, which were partially offset by preferred stock dividends of $3.0 million for the same period.

Supplemental Discussion of Investments

The Company evaluates and manages its investment portfolio in large part based on its net capital invested in each particular investment.  Net capital invested is generally defined as the cost basis of the investment net of the associated financing for that investment.  For securitized mortgage loans, unless otherwise noted, the securitization financing is recourse only to the loans pledged and is, therefore, not a general obligation of the Company.  The risk on the Company’s investment in securitized mortgage loans from an economic point of view is limited to its net retained investment in the securitization trust.

Below is the net basis of the Company’s investment portfolio as of September 30, 2007.  Included in the table is an estimate of the fair value of each net investment.  The fair value of the net investment in securitized mortgage loans is based on the present value of the projected cash flow from the collateral, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the securitization financing bonds owned by third parties, and is used because directly observable market values are not available for these assets.  The fair value of securities is based on quotes obtained from third-party dealers, or, as is the case for the majority of our investments, calculated by discounting estimated future cash flows at market rates.  For securities and other investments, the Company may employ leverage to enhance its overall returns on the net capital invested in these particular assets.

	September 30, 2007
(amounts in thousands)	Amortized cost basis	Financing	Net basis	Fair value of net basis
Securitized mortgage loans: (1)
Single family mortgage loans (2)	$93,153	$36,197	$56,956	$55,800
Commercial mortgage loans	205,181	183,070	22,111	20,451
Allowance for loan losses	(2,648)	–	(2,648)	–
	295,686	219,267	76,419	76,251
Securities: (3)
Investment grade single-family	9,323	–	9,323	9,435
Non-investment grade single-family	295	–	295	391
Equity and other	11,105	–	11,105	11,720
	20,723	–	20,723	21,546

Investment in joint venture(4)	21,357	–	21,357	20,847
Obligation under payment agreement(1)	–	16,813	(16,813)	(16,284)
Other loans and investments(3)	6,400	–	6,400	7,000
Net unrealized gain	771	–	771	–

Total	$344,937	$236,080	$108,857	$109,360

(1)
Fair values for securitized mortgage loans and obligation under payment agreement are based on discounted cash flows using assumptions set forth in the table below and are inclusive of amounts invested in redeemed securitization financing bonds.

(2)	Financing for single-family mortgage loans consists of repurchase agreements.
(3)
Fair values of securities are based on market quotes and dealer quotes, if available.  Where dealer quotes are not available, fair values are calculated as the net present value of expected future cash flows, discounted at 16%.  Expected cash flows for both securitized mortgage loans and securities were based on the forward LIBOR curve as of September 30, 2007, and incorporate the resetting of the interest rates on the adjustable rate assets to a level consistent with projected prevailing rates. Increases or decreases in interest rates and index levels from those used would impact the calculation of fair value, as would differences in actual prepayment speeds and credit losses versus the assumptions set forth above.

(4)	Fair value for investment in joint venture represents Dynex’s share of the joint assets valued using methodologies and assumptions consistent with Note 1 and 3 above.

The following table summarizes the assumptions used in estimating fair value for the net investment in securitized mortgage loans and the cash flow related to those net investments during 2007.

	Fair Value Assumptions
Loan type	Weighted-average prepayment speeds	Losses	Weighted-average discount rate(1)	Weighted average maturity (months)	(amounts in thousands) 2007 Cash Flow (2)(6)

Single-family mortgage loans	25% CPR	0.2% annually	16%	193	$2,090

Commercial mortgage loans(3)	(4)	0.8% annually	(7)	(5)	$1,840

(1)	Represents management’s estimate of the market discount rate that would be used in a transaction between a willing buyer and a willing seller.
(2)	Represents the excess of the cash flows received on the collateral pledged over the cash flow required to service the related securitization financing.
(3)	Includes loans pledged to two different securitization trusts.
(4)
Assumed CPR speeds generally are governed by underlying pool characteristics, prepayment lock-out provisions, and yield maintenance provisions.  Loans currently delinquent in excess of 30 days are assumed liquidated in six months at a loss amount that is calculated for each loan based on its specific facts.

(5)
Cash flow termination dates are modeled based on the repayment dates of the loans or optional redemption dates of the underlying securitization financing bonds.  The assumed weighted average maturity for the two deals is 130 months and 80 months, respectively.

(6)
Single-family mortgage loans cash flows represent surplus cash received on the over-collateralization and excludes cash inflows from the Company’s ownership of the senior class bonds and the cash outflows on the repurchase agreement financing.

(7)	Cash flows for the two securitization trusts were discounted at 16% and 22% based on the anticipated redemption dates of the trusts of June 2008 and March 2011, respectively.

The following table presents the net basis of investments included in the “Estimated Fair Value of Net Investment” table above by their rating classification.  Investments in the unrated and non-investment grade classification primarily include other loans that are not rated but are substantially seasoned and performing loans.  Securitization over-collateralization generally includes the excess of the securitized mortgage loan collateral pledged over the outstanding bonds issued by the securitization trust.

(amounts in thousands)	September 30, 2007

Investments:
AAA rated and agency MBS fixed income securities	$56,351
AA and A rated fixed income securities	644
Unrated and non-investment grade	6,989
Securitization over-collateralization	11,796
Common and preferred equity securities	6,950
Corporate debt securities	4,770
Investment in joint venture	21,357
$108,857

Supplemental Discussion of Common Equity Book Value

We believe that our shareholders, as well as shareholders of other companies in the mortgage REIT industry, consider book value per common share to be an important measure.  Our reported book value per common share is based on the carrying value of our assets and liabilities as recorded in the consolidated financial statements in accordance with generally accepted accounting principles.  A substantial portion of our assets are carried on a historical, or amortized, cost basis and not at estimated fair value.  The table included in the “Supplemental Discussion of Investments” section above compares the amortized cost basis of our investments to their estimated fair value based on assumptions set forth in the table.

We believe that book value per common share, adjusted to reflect the carrying value of investments at their fair value (hereinafter referred to as “Adjusted Common Equity Book Value”), is also a meaningful measure for our shareholders, representing effectively our estimated going-concern value.  The following table calculates Adjusted Common Equity Book Value and Adjusted Common Equity Book Value per share using the estimated fair value information contained in the “Estimated Fair Value of Net Investment” table above.  The amounts set forth in the table in the Adjusted Common Equity Book Value column include all of our assets and liabilities at their estimated fair values and exclude any value attributable to our tax net operating loss carryforwards and other matters that might impact our value.  Amounts included in this table are not meant to represent the liquidation value of the Company.

	September 30, 2007
(amounts in thousands, except per share information)	Book Value	Adjusted Common Equity Book Value

Total investment assets (per table above)	$108,857	$109,360
Cash and cash equivalents	35,447	35,447
Other assets and liabilities, net	(2,953)	(2,953)
	141,351	141,854
Less: Preferred stock redemption value	(42,215)	(42,215)
Common equity book value and adjusted book value	$99,136	$99,639

Common equity book value per share and adjusted book value per share	$8.17	$8.21

RESULTS OF OPERATIONS

(amounts in thousands except per share information)	Three Months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006

Net interest income	$2,457	$3,169	$7,881	$8,000
Recapture of (provision for) loan losses	127	(67)	1,352	52
Net interest income after recapture of (provision for) loan losses	2,584	3,102	9,233	8,052
Equity in earnings (loss) of joint venture	576	(1,661)	1,878	(1,661)
Loss on capitalization of joint venture	–	(1,194)	–	(1,194)
Other income (expense)	305	433	(713)	662
General and administrative expenses	(800)	(980)	(3,089)	(3,473)
Net income (loss)	2,686	(215)	7,330	2,612
Preferred stock charge	(1,003)	(1,003)	(3,008)	(3,041)
Net income (loss) to common shareholders	1,683	(1,218)	4,322	(429)

Net income (loss) per common share:
Basic and diluted	$0.14	$(0.10)	$0.36	$(0.04)

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.

Net interest income decreased from $3.2 million to $2.5 million for the quarter ended September 30, 2007 from the same period in 2006.  The decrease in net interest income was primarily the result of the following:

•
a $0.4 million decrease from the third quarter of 2006 to the third quarter of 2007 in net amortization of discounts on securitized mortgage loans and premiums on securitization financing bonds, which was a result of higher than anticipated commercial mortgage loan prepayments during the third quarter of 2006;

•	a $0.3 million decrease related to the interest expense associated with the obligation under payment agreement that was recognized late in the third quarter of 2006; and,
•
a $0.2 million increase, which partially offset the other decreases, as a result of the derecognition of a pool of securitized commercial mortgage loans in the third quarter of 2006 that contributed $0.2 million of net interest expense for the third quarter of 2006.

The remainder of the decrease related to changes in the composition of the Company’s investment portfolio between the quarters.

Net interest income after recapture of provision for loan losses for the three months ended September 30, 2007 decreased to $2.5 million from $3.1 million for the same period for 2006.  Recapture of provision for loan losses increased $0.2 million for the second quarter of 2007 primarily due to improvement in the performance of the commercial mortgage loan portfolio and decreased single-family mortgage loan delinquencies compared to the second quarter of 2006.

Equity in earnings of joint venture increased from a loss of $1.7 million for the three months ended September 30, 2006 to earnings of $0.6 million for the same period in 2007.  The increase in equity in the earnings of joint venture is primarily due to the joint venture’s 2006 results including a $3.7 million permanent impairment charge on a commercial mortgage backed security.  Additionally, the joint venture was formed late in the third quarter of 2006, so the joint venture’s results for the third quarter of 2006 only reflect earnings for a portion of the quarter.

The loss on capitalization of joint venture was $1.2 million for the quarter ended September 30, 2006.  This loss relates to the difference in the Company’s basis in the assets contributed to capitalize the joint venture and the fair value of the interest the Company received in the joint venture.

Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006.

Net interest income decreased from $8.0 million for the nine months ended September 30, 2006 to $7.9 million for the same period in 2007 primarily as a result of $1.0 million of interest expense recognized on the obligation under payment agreement during the nine months ended September 30, 2007, which was not outstanding during the same period in 2006 and a $0.8 million decrease in net interest income related to decreases in our non-cash investment portfolio as those investments have paid down.  These decreases were partially offset by the derecognition of a pool of securitized commercial mortgage loans in the third quarter of 2006 that contributed $1.2 million of net interest expense for nine months ended September 30, 2006 compared to the same period in 2007, an increase in the net amortization of asset discounts and liability premiums of $0.3 million related to increased commercial loan prepayments, and a $0.9 million increase in interest income on cash and cash equivalents related to an increase in both the average balance and rate on cash equivalents.

Net interest income after recapture of provision for loan losses for the nine months ended September 30, 2007 increased to $9.2 million from $8.1 million for the same period for 2006. Recapture of provision for loan losses increased $1.3 million to $1.4 million for the nine months ended September 30, 2007 primarily due to improvement in the performance of our commercial mortgage loan portfolio and decreased single-family mortgage loan delinquencies compared to 2006.

Equity in earnings of joint venture increased from a loss of $1.7 million for the nine months ended September 30, 2006 to earnings of $1.9 million for the same period in 2007.  The increase in equity in the earnings of joint venture is primarily due to the joint venture’s 2006 results including a $3.7 million permanent impairment charge on a commercial mortgage backed security.  Additionally, the joint venture was formed late in the third quarter of 2006, so the joint venture’s results for the nine month period ended September 30, 2006 only reflect earnings on its investments for a small part of the period whereas the results for the same period in 2007 reflect a full nine months of earnings on its investments.

The loss on capitalization of the joint venture was $1.2 million for the nine months ended September 30, 2006.  This loss relates to the difference in the Company’s basis in the assets contributed to capitalize the joint venture and the fair value of the interest the Company received in the joint venture.

Other income decreased $1.4 million from other income of $0.7 million for the nine months ended September 30, 2006 to other expense of $0.7 million for the same period in 2007.  The decrease is primarily related to a $0.6 million charge taken during the period to increase the obligation under payment agreement for an increase in the estimated future payment to be made under the agreement and a $0.4 million charge taken to adjust our mortgage servicing rights and obligations to estimated fair value, which resulted from a decrease in estimated loss rate on the underlying loans.  In addition, included in the second quarter 2006 was $0.5 million of other income received on certain of its securitized commercial mortgage loans that did not recur in 2007.

General and administrative expense decreased to $3.1 million for the nine months ended September 30, 2007 from $3.5 million for the same period in 2006. This decrease was primarily the result of the reductions in expenses associated with the Company's tax lien servicing operations and a decline in litigation related expenses.

The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.  Assets that are on non-accrual status are excluded from the table below for each period presented.

Average Balances and Effective Interest Rates

	Three Months Ended September 30,
	2007		2006
(amounts in thousands)	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-earning assets(1):
Securitized mortgage loans(2) (3)	$308,045	8.36%	$570,818	8.31%
Securities	12,623	9.38%	12,884	8.87%
Other loans and investments	3,419	11.87%	4,602	16.88%
Total interest-earning assets	$324,087	8.44%	$588,304	8.39%

Interest-bearing liabilities:
Securitization financing(3)	$189,816	7.58%	$392,947	8.15%
Repurchase agreements	66,495	5.51%	109,809	5.46%
Total interest-bearing liabilities	$256,311	7.05%	$502,756	7.56%

Net interest spread (3)		1.39%		0.82%

Net yield on average interest-earning investments (3) (4)		2.86%		1.92%

Cash and cash equivalents	$52,427	4.86%	$48,921	5.01%
Net yield on average interest-earning assets, including cash and cash equivalents		3.14%		2.16%

(1)
Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to record available-for-sale securities at fair value.

(2)	Average balances exclude funds held by trustees and bond issuance costs for the three months ended September 30, 2007 and 2006, respectively.
(3)	Effective rates are calculated excluding non-interest related securitization financing expenses.
(4)
Net yield on average interest-earning assets reflects net interest income excluding non-interest related securitization financing expenses divided by average interest earning assets for the period, annualized.

The net interest spread increased 57 basis points to 1.39% for the three months ended September 30, 2007 from 0.82% for the same period in 2006. The net yield on average interest earning assets for the three months ended September 30, 2007 increased to 2.86% from 1.92% for the same period in 2006.

The increase in the Company's net interest spread for the third quarter of 2007 compared to the same period in 2006 can be attributed primarily to the derecognition of $279.0 million of securitized commercial mortgage loans and $253.1 million of related securitization financing the Company’s interests in which were contributed to a joint venture during the third quarter of 2006.  The derecognized commercial mortgage loans and securitization financing had yields of 8.19% and 9.74%, respectively, for the third quarter of 2006.   In addition, the yield on the Company’s securitized single-family mortgage loans was approximately 1.04% higher for the third quarter of 2007 compared to 2006.  The increase in the yield on single-family mortgage loans is primarily related to the effect on the amortization of loan premiums resulting from a slow down in projected prepayment on these loans and the increase in yields resulting from the resetting of adjustable loan rates as general interest rates increased during the respective periods.

These increases were partially offset by decreases in net interest spread on commercial loan securitizations of approximately 76 basis points resulting primarily from decreased amortization of their related collateral discounts and bond premiums due to the expectation and timing of commercial mortgage loan prepayments during the periods.

	Nine months Ended September 30,
	2007		2006
(amounts in thousands)	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-earning assets(1):
Securitized mortgage loans(2) (3)	$325,489	8.31%	$661,548	7.83%
Securities	13,036	9.17%	21,514	7.59%
Other loans and investments	3,557	12.46%	4,903	12.63%
Total interest-earning assets	$342,082	8.39%	$687,965	7.86%

Interest-bearing liabilities:
Securitization financing(3)	$200,172	7.27%	$463,612	8.27%
Repurchase agreements	81,185	5.45%	118,427	5.09%
Total interest-bearing liabilities	$281,357	6.75%	$582,039	7.62%

Net interest spread (3)		1.64%		0.23%

Net yield on average interest-earning investments (3) (4)		2.84%		1.41%

Cash and cash equivalents	$56,205	5.13%	$36,647	4.74%
Net yield on average interest-earning assets, including cash and cash equivalents		3.16%		1.58%

(1)
Average balances exclude adjustments made in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” to record available-for-sale securities at fair value.

(2)	Average balances exclude funds held by trustees and bond issuance costs for the nine months ended September 30, 2007 and 2006, respectively.
(3)	Effective rates are calculated excluding non-interest related securitization financing expenses.
(4)
Net yield on average interest-earning assets reflects net interest income excluding non-interest related securitization financing expenses divided by average interest earning assets for the period, annualized.

The net interest spread increased 141 basis points to 1.64% for the nine months ended September 30, 2007 from 0.23% for the same period in 2006. The net yield on average interest earning assets for the nine months ended September 30, 2007 increased relative to the same period in 2006, to 2.84% from 1.41%.

The increase in the Company's net interest spread for the nine months ended September 30, 2007 compared to the same period in 2006 can be attributed primarily to the derecognition of $279.0 million of securitized commercial mortgage loans and $253.1 million of related securitization financing the Company’s interests in which were contributed to a joint venture during the third quarter of 2006.  The derecognized commercial mortgage loans and securitization financing had yields of 7.42 % and 9.11%, respectively, for the nine months ended September 30, 2006.   In addition, the yield on the Company’s securitized single-family mortgage loans increased approximately 1.04% for the nine months ended September 30, 2007 compared to the same period in 2006.  The increase in the yield on single-family mortgage loans is primarily related to the effect on the amortization of loan premium resulting from a slow down in projected prepayment on these loans and the increase in yields resulting from the resetting of adjustable loan rates as general interest rates increased during the respective periods.

These increases were partially offset by decreases in net interest spread on commercial loan securitizations of approximately 14 basis points resulting primarily from decreased amortization of their related collateral discounts and bond premiums due to the expectation and timing of commercial mortgage loan prepayments during the periods.

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

	Three Months Ended September 30, 2007 vs. 2006
(amounts in thousands)	Rate	Volume	Total

Securitized mortgage loans	$76	$(5,491)	$(5,415)
Securities	16	(6)	10
Other loans and investments	(49)	(43)	(92)

Total interest income	43	(5,540)	(5,497)

Securitization financing	(524)	(3,886)	(4,410)
Repurchase agreements	15	(611)	(596)

Total interest expense	(509)	(4,4976)	(5,006)

Net interest income	$552	$(1,043)	$(491)

	Nine months Ended September 30, 2007 vs. 2006
(amounts in thousands)	Rate	Volume	Total

Securitized mortgage loans	$2,262	$(20,822)	$(18,560)
Securities	222	(548)	(326)
Other loans	(6)	(126)	(132)

Total interest income	2,478	(21,496)	(19,018)

Securitization financing	(3,123)	(14,718)	(17,841)
Repurchase agreements	316	(1,526)	(1,210)

Total interest expense	(2,807)	(16,244)	(19,051)

Net interest income	$5,285	$(5,252)	$33

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

The following table summarizes the aggregate principal amount of certain of our investments; the direct credit exposure we have retained (represented by the amount of over-collateralization pledged and subordinated securities owned by the Company), net of credit reserves and discounts; and the actual credit losses incurred for each quarter presented. Credit Exposure, Net of Credit Reserves is based on the credit risk retained by the Company, from an economic point of view, for the loans and securities pledged to the securitization trust plus the principal balance of any subordinated security owned by the Company.  Credit Exposure, Net of Credit Reserves increased from the third quarter 2006 by $2.8 million and increased from the fourth quarter of 2006 by $1.9 million due to reduction of loan loss reserve requirements in both the commercial and single-family loan portfolios.  Actual credit losses continue to be low based on the seasoning of the loans and securities owned by the Company.

The table excludes other forms of credit enhancement from which the Company benefits and, based upon the performance of the underlying loans, may provide additional protection against losses.  These additional protections include loss reimbursement guarantees with a remaining balance of $11.8 million and a remaining deductible aggregating $0.5 million on $12.7 million of securitized single-family mortgage loans which are subject to such reimbursement agreements; guarantees aggregating $6.9 million on $71.7 million of securitized commercial mortgage loans, whereby losses on such loans would need to exceed the respective guarantee amount before the Company would incur credit losses; and $25.8 million of securitized single-family mortgage loans which are subject to various mortgage pool insurance policies whereby losses would need to exceed the remaining stop loss of at least 100% on such policies before the Company would incur losses.

Credit Reserves and Actual Credit Losses

(amounts in millions)	Outstanding Loan Principal Balance	Credit Exposure, Net of Credit Reserves	Actual Credit Losses	Credit Exposure, Net to Outstanding Loan Balance
2006, Quarter 3	$378.2	$21.5	$0.1	5.68%
2006, Quarter 4	361.3	22.4	0.0	6.20%
2007, Quarter 1	344.6	22.3	0.4	6.47%
2007, Quarter 2	331.6	23.0	0.0	6.94%
2007, Quarter 3	306.9	24.3	0.1	7.92%

The following tables summarize single-family mortgage loan and commercial mortgage loan delinquencies as a percentage of the outstanding securitized mortgage loan balance for those securities in which we have retained a portion of the direct credit risk. The delinquencies as a percentage of all outstanding securitized mortgage loans have decreased to 2.0% at September 30, 2007 from 4.0% at September 30, 2006 primarily as a result of the liquidation or prepayment of several delinquent commercial loans since the third quarter 2006. We monitor and evaluate our exposure to credit losses and have established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio. At September 30, 2007, management believes the level of credit reserves is appropriate for currently existing losses within these loan pools.

Single family mortgage loan delinquencies as a percentage of the outstanding loan balance decreased by approximately 2.78% to 5.89% at September 30, 2007 from 8.67% at September 30, 2006 and decreased by 3.95% from 9.84% at December 31, 2006, reflecting unusually high 30 to 90 day delinquencies at year-end 2006. The following table provides the percentage of delinquent single family loans.

Single-Family Loan Delinquency Statistics

	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent (1)	Total
2006, Quarter 3	4.56%	1.28%	2.83%	8.67%
2006, Quarter 4	4.90%	1.89%	3.05%	9.84%
2007, Quarter 1	4.60%	0.08%	3.64%	9.04%
2007, Quarter 2	3.83%	0.80%	2.89%	7.52%
2007, Quarter 3	2.34%	0.54%	3.01%	5.89%
For commercial mortgage loans, there were no delinquencies at September 30, 2007, down from 1.36% percent of the outstanding securitized mortgage loans at December 31, 2006, as a previously delinquent commercial loan liquidated in March 2007.  The improvement in commercial loan delinquencies over the last four quarters is the result of continued seasoning of the loans and the prepayment or liquidation of previously delinquent loans.  The joint venture, in which the Company has a 49.875% interest, currently has a single delinquent commercial mortgage loan with an unpaid principal balance of $1.4 million.

 Subsequent to September 30, 2007, a commercial mortgage loan on a multi-family apartment building with an unpaid principal balance of $1.9 million became delinquent.  This loan was identified as impaired by the Company as of September 30, 2007, and the Company had reserves of $0.2 million for this loan as of September 30, 2007.  The Company is evaluating its options in relation to this loan and has not received any indication that it will need to provide any additional reserves at this time.

Commercial Loan Delinquency Statistics (1)

	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent(1)	Total
2006, Quarter 3	–%	–%	1.33%	1.33%
2006, Quarter 4	–%	–%	1.36%	1.36%
2007, Quarter 1	–%	–%	–%	–%
2007, Quarter 2	–%	–%	–%	–%
2007, Quarter 3	–%	–%	–%	–%

(1)	Includes foreclosures and real estate owned.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. We are currently evaluating the potential impact on adoption of SFAS 159.

In September 2006, FASB issued Statement of SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years. Earlier application is permitted provided that the reporting entity has not yet issued interim or annual financial statements for that fiscal year. We are currently evaluating the impact, if any, that SFAS 157 may have on our financial statements.

In October 2007, the FASB delayed indefinitely the effective date of Statement of Position 07-01, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”), which was issued in June 2007 by the American Institute of Certified Public Accountants (“AICPA”).  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide: Investment Companies.  While the Company maintains an exemption from the Investment Company Act of 1940, as amended and is therefore not regulated as an investment company, it is none-the-less in the process of assessing whether SOP 07-1 is applicable.

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

Management believes that the Company’s investment portfolio cash flows should be adequate over the next twelve months to fund the Company’s operating needs and to pay its Series D Preferred Stock dividends.

Assuming that short-term interest rates decline over the remainder of 2007, the Company anticipates that the cash flow from its investment portfolio will continue to decline through the end of the year as its investment in cash and cash equivalents earns lower returns, absent meaningful reinvestment of capital. The Company anticipates, however, that it will have sufficient cash flow from the investment portfolio to meet all of its current obligations on both a short-term and long-term basis.

At September 30, 2007, the Company had cash and equivalents of $35.4 million.  The Company has ample liquidity and capital resources to fund its business.

Subsequent to September 30, 2007 and as reported in the Company’s Form 8-K filed on October 16, 2007, the Company resold a securitization bond that was initially issued in April 2002 and that had previously been redeemed in April 2005.  The Company received proceeds of $35.4 million on the sale, approximately $16.0 million of which was used to pay down the Company’s repurchase agreement balance.  The remaining $19.4 million increased the Company’s liquidity and is available to be invested or used for other general corporate purposes.

The Company views that investment opportunities for its capital may be more readily available in the foreseeable future as disruptions in the fixed income markets, particularly in the residential mortgage market, has caused a decline in prices on most residential mortgage securities.  These disruptions have caused volatility in asset prices, causing such asset prices to decline, correspondingly increasing yields.  Equity prices on companies which originate or invest in these securities have also declined.  As a result, the Company has evaluated several potential investment opportunities for residential mortgage securities, but to date, have not made meaningful investments on its capital. The timing of any reinvestment will depend on the investment opportunity available and whether, in the opinion of management and the Board of Directors, such investment represents an acceptable risk-adjusted return opportunity for the Company’s capital.

The Company currently utilizes a combination of equity, securitization financing and repurchase agreement financing to finance its investment portfolio. Securitization financing is recourse only to the assets pledged as collateral to support the financing and is not otherwise recourse to the Company. At September 30, 2007, the Company had $183.1 million of non-recourse securitization financing outstanding, all of which carries a fixed rate of interest.  The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bond equals 35% or less of the original principal balance of the bonds.

Repurchase agreement financing is recourse to the assets pledged and to the Company and requires the Company to post margin (i.e., collateral deposits in excess of the repurchase agreement financing).  The repurchase agreement counterparty at any time can request that the Company post additional margin or repay all financing balances.  Repurchase agreement financing is not committed financing to the Company, and it generally renews or rolls every 30-days. The amounts advanced to the Company by the repurchase agreement counterparty are determined largely based on the fair value of the asset pledged to the counterparty, subject to their willingness to provide financing.

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

Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

Reinvestment. Asset yields today are generally lower than those assets sold or repaid, due to lower overall interest rates and more competition for these assets. Recently, we have generally been unable to find investments which have acceptable risk adjusted yields. As a result, our net interest income has been declining, and may continue to decline in the future, resulting in lower earnings per share over time. In order to maintain our investment portfolio size and our earnings, we need to reinvest a portion of the cash flows we receive into new interesting earning assets. If we are unable to find suitable reinvestment opportunities, the net interest income on our portfolio, investment cash flows and net income, all could be negatively impacted.

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

Interest Rate Fluctuations. Our income and cash flow depends on our ability to earn greater interest on our investments than the interest cost to finance these investments. Interest rates in the markets served by us generally rise or fall with interest rates as a whole. Approximately $219 million of our investments, including loans pledged as securitization collateral and securities, are fixed-rate and $80 million of our investments are variable rate. We currently finance these fixed-rate assets through $183 million of fixed rate securitization financing and $36 million of variable rate repurchase agreements. The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps; the related borrowing has no delayed resets or such interest rate caps.

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

Regulatory Changes.  Our businesses as of and for the nine months ended September 30, 2007 were not subject to any material federal or state regulation or licensing requirements.  However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect us and the performance of our securitized loan pools or its ability to collect on its delinquent property tax receivables.  We are a REIT and are required to meet certain tests in order to maintain our REIT status as described in the discussion of “Federal Income Tax Considerations”.  If we should fail to maintain our REIT status, we would not be able to hold certain investments and would be subject to income taxes.

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

•
We finance a portion of our investment portfolio with short-term recourse repurchase agreements which subjects us to margin calls if the assets pledged subsequently decline in value or if the repurchase agreement financier chooses to reduce its position in financing afforded our company.

•	We may be subject to the risks associated with inadequate or untimely services from third-party service providers, which may harm our results of operations.

•	Interest rate fluctuations can have various negative effects on us, and could lead to reduced earnings and/or increased earnings volatility.

•	Our reported income depends on accounting conventions and assumptions about the future that may change.

•	Failure to qualify as a REIT would adversely affect our dividend distributions and could adversely affect the value of our securities.

•	Maintaining REIT status may reduce our flexibility to manage our operations.

•	Changes our ownership or changes in our business could result in a limitation on the amount of our NOL that we may use to offset our annual income distribution requirements under the REIT regulations.

•	We may fail to properly conduct our operations so as to avoid falling under the definition of an investment company pursuant to the Investment Company Act of 1940.

•	We are dependent on certain key personnel.

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

The Company focuses on the sensitivity of its investment portfolio cash flow, and measures such sensitivity to changes in interest rates.  Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments.  The Company estimates its interest income cash flow for the next twenty-four months assuming interest rates over such time period follow the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of September 30, 2007.  Once the base case has been estimated, cash flows are projected for each of the defined interest rate scenarios.  Those scenario results are then compared against the base case to determine the estimated change to cash flow.  Cash flow changes from interest rate swaps, caps, floors or any other derivative instrument are included in this analysis.

The following table summarizes the Company’s net interest income cash flow sensitivity analyses as of September 30, 2007. These analyses represent management’s estimate of the percentage change in net interest margin cash flow expressed as a percentage change of shareholders' equity, given a shift in interest rates, as discussed above.  Certain investments, with a carrying value of $2.4 million at September 30, 2007 are not considered to be interest rate sensitive and are excluded from the analysis below.  The “Base” case represents the interest rate environment as it existed as of September 30, 2007, at which time one-month LIBOR was 5.12% and six-month LIBOR was 5.13%.  The base case net interest margin cash flow over the twenty-four month projection period is $14.7 million, excluding net interest margin on cash and cash equivalents, and $19.0 million, including net interest margin on cash and cash equivalents.

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

	Projected Change in Net Interest Margin Cash Flow From Base Case
	Excluding Cash and Cash Equivalents		Including Cash and Cash Equivalents
Basis Point Increase (Decrease) in Interest Rates	Cash Flow	Percent	Cash Flow	Percent

+200	$709.5	4.8%	$2,226.7	12.2%
+100	412.1	2.8%	1,170.7	6.4%
Base		–		–
-100	(274.1)	(1.9)%	(1,032.7)	(5.6)%
-200	(152.6)	(1.0)%	(1,669.7)	(9.1)%

Approximately $219 million of Dynex’s investment portfolio as of September 30, 2007 is comprised of loans or securities that have coupon rates that are fixed.  Approximately $80 million of its investment portfolio was comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates. Approximately 69%, 10% and 9% of the adjustable-rate loans underlying our securitized mortgage loans are indexed to and reset based upon the level of six-month LIBOR, one-year constant maturity treasury rate (CMT) and prime rate, respectively.

Generally, during a period of rising short-term interest rates, our net interest income earned and the corresponding cash flow on our investment portfolio will increase due to the match funding of our securitized mortgage loans and our significant investment in cash and cash equivalents.  To the extent of our investment in variable rate securitized finance mortgage loans with variable rate securitization financing, the decrease of the net interest spread results from (i) fixed-rate loans and investments financed with variable-rate debt, (ii) the lag in resets of the adjustable rate loans underlying the securitized mortgage loans relative to the rate resets on the associated borrowings and (iii) rate resets on the adjustable rate loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As to item (i), the Company has substantially limited its interest rate risk by match funding fixed rate assets and variable rate assets. As to item (ii) and (iii), as short-term interest rates stabilize and the adjustable-rate loans reset, the net interest margin may be partially restored as the yields on the adjustable-rate loans adjust to market conditions.

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

One of the Company’s subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania (“Allegheny County”), are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court of Common Pleas”).  Plaintiffs allege that GLS illegally charged the taxpayers of Allegheny County certain attorney fees, costs and expenses, and interest, in the collection of delinquent property tax receivables owned by GLS.  Plaintiffs were seeking class certification status, and in October 2006, the Court of Common Pleas certified the class action status of the litigation. In its Order certifying the class action, the Court of Common Pleas left open the possible decertification of the class if the fees, costs and expenses charged by GLS are in accordance with public policy considerations as well as Pennsylvania statute and relevant ordinance.  The Company successfully sought the stay of this action pending the outcome of other litigation before the Pennsylvania Supreme Court in which GLS is not directly involved but has filed an Amicus brief in support of the defendants.  Several of the allegations in that lawsuit are similar to those being made against GLS in this litigation.  Plaintiffs have not enumerated its damages in this matter, and we believe that the ultimate outcome of this litigation will not have a material impact on the Company’s financial condition, but may have a material impact on its reported resultsfor the particular period presented.

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

DYNEX CAPITAL, INC.

Date: November 14, 2007	/s/ Stephen J. Benedetti
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