Form 10-K
period 2007-12-31
DYNEX CAPITAL INC
filed 2008-02-27
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)
☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes           ☑           No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐        Accelerated filer   ☑        Non-accelerated filer   ☐        Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes           ☐           No           ☑

As of June 29, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $79,908,733 based on the closing sales price on the New York Stock Exchange of $8.25.

Common stock outstanding as of January 31, 2008 was 12,136,262 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2008 annual meeting of shareholders, expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2007, are incorporated by reference into Part III.

DYNEX CAPITAL, INC.
2007 FORM 10-K ANNUAL REPORT

PART I

In this annual report on Form 10-K, we refer to Dynex Capital, Inc. and its subsidiaries as “we,” “us,” “Dynex,” or “the Company,” unless specifically indicated otherwise.

ITEM 1.  BUSINESS

GENERAL

We are a specialty finance company organized as a mortgage real estate investment trust (REIT).  We invest principally in single-family residential and commercial mortgage loans and securities, both investment grade rated and non-investment grade rated.  Residential mortgage securities are typically referred to as RMBS and commercial mortgage securities are typically referred to as CMBS.  We finance loans and RMBS and CMBS securities through a combination of non-recourse securitization financing, repurchase agreements, and equity.  We employ financing in order to increase the overall yield on our invested capital.  Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments.  We typically intend to hold securities to their maturity but may occasionally record gains or losses from the sale of investments prior to their maturity.

Our ownership of residential and commercial mortgage loans, RMBS and CMBS and use of leverage exposes us to certain risks, including, but not limited to, credit risk, interest rate risk, liquidity or margin call risk and prepayment risk, which are discussed in more detail in ITEM 1A – RISK FACTORS.

Over the last several years, we have sold certain assets and otherwise allowed our investment assets to run off.  We retained most of our capital or invested it in short-term instruments.  We retained our capital in anticipation of more compelling opportunities for reinvestment given low risk premiums as reflected by spreads to U.S. Treasuries on RMBS and CMBS securities at that time.  Low risk premiums were a direct result of excessive competition for these assets from other mortgage REITs, hedge funds, collateralized debt obligations (CDOs) and other similarly highly-leveraged collateral backed vehicles, financial institutions, foreign investors, and other money managers.   Since the middle of 2007, risk premiums on RMBS and CMBS assets have increased dramatically presenting opportunities for investing in RMBS and CMBS securities with more acceptable risk-adjusted returns.

In February 2008, our Board of Directors authorized the investment of a significant portion of our capital in RMBS securities issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae (commonly referred to as Agency RMBS).  While we have occasionally invested in Agency RMBS in the past, we believe that risk-adjusted returns for investing in Agency RMBS are currently compelling given current yields available and the favorable terms and costs to finance the Agency RMBS.  We expect to use repurchase agreement leverage in order to enhance the overall returns on our invested capital.  Our leverage ratio on these and other investments may vary depending on market and economic conditions.  We also expect to employ derivatives in order to manage our interest rate risk.

As a REIT, we are required to distribute to shareholders as dividends at least 90% of our taxable income, which is our income as calculated for tax, after consideration of any tax net operating loss (NOL) carryforwards.  However, unlike other mortgage REITs, our required REIT income distributions may be limited into the future due to the reduction of our future taxable income by our NOL carryforwards, which were approximately $150 million at December 31, 2007, although we have not finalized our 2007 federal income tax return.  As a result, we have the option of being able to invest our capital and compound the returns on an essentially tax-free basis instead of distributing our earnings to our shareholders.  We will balance the desire to retain our capital and compound our returns with dividend distributions to shareholders.  On February 5, 2008, the Board declared a dividend of $0.10 per common share, our first dividend to common shareholders since the third quarter of 1998.

We were incorporated in the Commonwealth of Virginia in 1987 and began operations in 1988.

BUSINESS MODEL AND STRATEGY

As a mortgage REIT, we seek to generate net interest income from our investment portfolio.  We seek to invest our capital in a prudent manner, focusing on investment assets which have an acceptable risk-adjusted rate of return.  Our current investment portfolio consists of highly-seasoned loans and RMBS and CMBS. Net interest income on our investment portfolio is directly impacted by the credit performance of the underlying loans and securities and, to a lesser extent, by the level of prepayments of the underlying loans and securities and changes in interest rates.  With the planned investment in Agency RMBS in 2008, our exposure to prepayment and interest rate risk will increase.  We intend to invest in assets and structure the financing of these assets in such a way that will generate reasonably stable net interest income in a variety of prepayment, interest rate and credit environments.  Our business model and strategy have inherent risks, which are discussed in ITEM 1A – RISK FACTORS below.

Our investment policy governs the allocation of capital among various investment alternatives.  Our capital allocations are reviewed annually by the Board of Directors and are adjusted for a variety of factors, including, but not limited to, the current investment climate, the current interest rate environment, competition, liquidity concerns and our desire for capital preservation.  Our capital allocations are currently weighted toward our existing investments of highly-seasoned single-family and commercial mortgage loans, RMBS and CMBS.  Our capital allocations will shift in 2008 as we deploy our capital in Agency RMBS.

We own both investment grade (credit rating of “BBB-” or higher) and non-investment grade investments.  Our investment grade assets are rated by at least one nationally recognized rating agency, such as Moody’s Investors Services, Inc., Standard & Poor’s Corporation or Fitch, Inc.   Investment assets that are not rated or are below investment grade are generally highly seasoned.  A summary of our investments by credit rating is presented in tabular form in Item 7 below.  As it relates to our current investment portfolio, our ownership of non-investment grade securities is generally in the form of the first-loss or subordinate classes of securitization trusts.  In securitization trusts, loans and securities are pledged to a trust, and the trust issues bonds (referred to as non-recourse securitization financing) pursuant to an indenture.  We have typically been the sponsor of the trust and have retained the lowest-rated bond classes in the trust, often referred to as subordinate bonds or overcollateralization.  While all of the loans collateralizing the trust are consolidated in our financial statements, the performance of our investment depends on the performance of the subordinate bonds and overcollateralization we retained.  The overall performance of our retained interests in these trusts is principally dependent on the credit performance of the underlying assets.  Most of the investments which we own were originated by us and are considered highly seasoned.  The single-family mortgage loans that we have in our investment portfolio were originated between 1992 and 1997.  The commercial mortgage loans that we have in our investment portfolio were originated in 1997 and 1998.  Most of the RMBS and CMBS in our investment portfolio are collateralized by loans originated during the same timeframes.

We currently have $7.5 million of fixed rate Agency RMBS.  We anticipate that our investments in Agency RMBS going forward will predominantly be in securities collateralized by hybrid mortgage loans, which have interest rates that are fixed for a specified period (typically three to seven years) and generally adjust annually, thereafter, to an increment over a specified interest rate index, and, to a lesser extent, Agency RMBS collateralized by adjustable rate mortgage loans, which have interest rates that generally adjust annually (although some may adjust more frequently) to an increment over a specified interest rate index, and fixed rate mortgage loans.  Agency RMBS collateralized by hybrid mortgage loans and adjustable rate mortgage loans are typically referred to as Hybrid or ARM Agency RMBS, respectively.  Interest rates on the adjustable rate loans collateralizing the Hybrid or ARM Agency RMBS are based on specific index rates, such as the one-year constant maturity treasury (CMT) rate, the London Interbank Offered Rate (LIBOR), the Federal Reserve U.S. 12-month cumulative average one-year CMT (MTA) or the 11th District Cost of Funds Index (COFI). In addition, the loans collateralizing Agency RMBS typically have interim and lifetime caps on interest rate adjustments.   Hybrid and ARM Agency RMBS typically are less sensitive to changes in interest rates than fixed-rate Agency RMBS.

          We intend to finance our acquisition of Agency RMBS by borrowing against a substantial portion of the market value of these assets utilizing repurchase agreements.  Repurchase agreements are financings under which we will pledge our Agency RMBS as collateral to secure loans with repurchase agreement counterparties. The amount borrowed under a repurchase agreement is limited to a specified percentage of the estimated market value of the pledged collateral. Under repurchase agreements, a lender may require that we pledge additional assets (i.e., by initiating a margin call) in the event the estimated fair value of our existing pledged collateral declines below a specified percentage during the term of the borrowing. Our pledged collateral fluctuates in value due to, among other things, principal repayments and changes in market interest rates.  Generally the cost of repurchase agreement borrowings are based on a spread to LIBOR.  As interest rates on Agency

RMBS assets will not reset as frequently as the interest rates on repurchase agreement borrowings, we anticipate extending the interest rate reset dates of our repurchase agreement borrowings by negotiating terms with the counterparty and using derivative financial instruments such as interest rate swap agreements.  An interest rate swap agreement will allow us to fix the borrowing cost on a portion of our repurchase agreement financing.  We may also use interest rate cap agreements.  An interest rate cap agreement is a contract whereby we, as the purchaser, pay a fee in exchange for the right to receive payments equal to the principal (i.e., notional amount) times the difference between a specified interest rate and a future interest rate during a defined “active” period of time.

          In the future, we may also use sources of funding, in addition to repurchase agreements, to finance our Agency RMBS portfolio, including but not limited to, other types of collateralized borrowings, loan agreements, lines of credit, commercial paper or the issuance of debt securities.

COMPETITION

The specialty finance industry in which we compete is a highly competitive industry.  In making investments and financing those investments, we compete with other mortgage REITs, specialty finance companies, investment banking firms, savings and loan associations, commercial banks, mortgage bankers, insurance companies, federal agencies, foreign investors and other entities, many of which have greater financial resources and a lower cost of capital than we do.  Increased competition in the market and our competitors’ greater financial resources have driven down returns on investments and may adversely impact our ability to invest our capital on an acceptable risk-adjusted basis.

AVAILABLE INFORMATION

Our website can be found at www.dynexcapital.com.  Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act) are made available, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC), free of charge through our website.

We have adopted a Code of Business Conduct and Ethics (Code of Conduct) that applies to all of our employees, officers and directors.  Our Code of Conduct is also available, free of charge, on our website, along with our Audit Committee Charter, our Nominating and Corporate Governance Committee Charter, and our Compensation Committee Charter.  We will post on our website amendments to the Code of Conduct or waivers from its provisions, if any, which are applicable to any of our directors or executive officers in accordance with SEC or NYSE requirements.

FEDERAL INCOME TAX CONSIDERATIONS

We believe that we have complied with the requirements for qualification as a REIT under the Internal Revenue Code (the Code).  The REIT rules generally require that a REIT invest primarily in real estate-related assets, that our activities be passive rather than active and that we distribute annually to our shareholders substantially all of our taxable income, after certain deductions, including deductions for NOL carryforwards.  We could be subject to income tax if we failed to satisfy those requirements or if we acquired certain types of income-producing real property.  We use the calendar year for both tax and financial reporting purposes.  There may be differences between taxable income and income computed in accordance with generally accepted accounting principles in the United States of America (GAAP).  These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes.  We currently have NOL carryforwards of approximately $150 million, which expire between 2019 and 2025.  We also had excess inclusion income of an estimated $0.8 million from our ownership of certain residual investments during 2007.  Excess inclusion income cannot be offset by NOL carryforwards, so in order to meet REIT distribution requirements, we must distribute all of our excess inclusion income.

Failure to satisfy certain Code requirements could cause us to lose our status as a REIT.  If we failed to qualify as a REIT for any taxable year, we may be subject to federal income tax (including any applicable alternative minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders.  We could, however, utilize our NOL carryforwards to offset any taxable income.  In addition, given the size of our NOL carryforwards, we could pursue a business plan in the future in which we would voluntarily forego our REIT status.  If we lost or otherwise surrendered our status as a REIT, we could not elect REIT status again for five years.  Several of our investments in securitized mortgage loans have ownership restrictions limiting their ownership to REITs.  Therefore, if we chose to forego our REIT status, we would have to sell these investments or otherwise provide for REIT ownership of these investments.

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

Nature and Diversification of Assets.  At the end of each calendar quarter, we must meet three asset tests.  Under the “75% asset test”, at least 75% of the value of our total assets must represent cash or cash items (including receivables), government securities or real estate assets.  Under the “10% asset test,” we may not own more than 10% of the outstanding voting securities of any single non-governmental issuer, provided such securities do not qualify under the 75% asset test or relate to taxable REIT subsidiaries.  Under the “5% asset test,” ownership of any stocks or securities that do not qualify under the 75% asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5% of the value of our total assets.

If we inadvertently fail to satisfy one or more of the asset tests at the end of a calendar quarter, such failure would not cause us to lose our REIT status, provided that (i) we satisfied all of the asset tests at the close of the preceding calendar quarter and (ii) the discrepancy between the values of our assets and the standards imposed by the asset tests either did not exist immediately after the acquisition of any particular asset or was not wholly or partially caused by such an acquisition.  If the condition described in clause (ii) of the preceding sentence was not satisfied, we still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.

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

EMPLOYEES

As of December 31, 2007, we had 11 employees, all of whom were located in our corporate offices in Glen Allen, Virginia.  Our Chief Executive Officer, who serves as our Chairman and was appointed CEO on February 5, 2008, works from an office located in Sausalito, California.  We believe our relationship with our employees is good.  None of our employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.  Effective February 28, 2007, GLS Capital Services, Inc., our tax lien servicing subsidiary headquartered in Pittsburgh, Pennsylvania, ceased operations, and its five employees were terminated.

ITEM 1A.  RISK FACTORS

Our business is subject to various risks, including the risks described below.  Our business, operating results and financial condition could be materially and adversely affected by any of these risks.  Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations.

We may be unable to invest in new assets with attractive yields, and yields on new assets in which we do invest may not generate attractive yields, resulting in a smaller than anticipated increase or an outright decline in our earnings per share over time.

For the last several years, we have not actively been reinvesting our capital, and our existing investments have been declining as we have sold investments or assets have otherwise paid down.  We have been investing a portion of our available capital in short duration high credit quality assets.  We anticipate deploying our capital in 2008 and that the capital deployed will earn greater returns than it is currently earning.  However, we may be unable to find assets with attractive yields, and our net interest income may decline, resulting in lower earnings per share over time.  In order to maintain our investment portfolio size and our earnings, we need to reinvest a portion of the cash flows we receive into new interest-earning assets.  In addition, we may experience competition for assets in which we desire to invest from other entities which may have greater resources and a lower cost of capital than we do, and as a result, we may be unable to find or afford suitable investment opportunities.

New investments may entail risks that we do not currently have in our investment portfolio or may substantially add risks to the investment portfolio which we may or may not have managed in the past as part of our investment strategy.  In addition, while we have owned Agency RMBS in the past, we have never had a significant amount of our capital invested in these assets.

We contemplate purchasing investment securities such as Agency RMBS which carry concentrated risks including prepayment risk, interest rate risk, operational risk, credit risk and liquidity or margin-call risk.  While our investment portfolio generally already includes these risks to some degree, we may become more concentrated in one type of risk than another as we add investments.  While we will attempt to manage these risks, we may inadvertently become overly concentrated in a particular risk which may increase the volatility in our net income or reported book value if these investments are carried at fair value.

In addition, our investing in Agency RMBS and the use of repurchase agreement financing will likely magnify the risks indicated above in the following ways:

•
Prepayment risk may increase as we will likely be purchasing these securities at prices exceeding their par value.  In such instance our earnings and book value may be negatively impacted if prepayments on these securities exceed our expectations.

•
Interest rate risk will increase as result of, among other things, the purchase of Hybrid Agency RMBS, which have interest rates that are fixed for an initial period and will be financed principally with repurchase agreements that are not expected to have fixed rates of interest.  In addition, Hybrid Agency RMBS typically have contractually limited periodic or lifetime caps on their interest rates whereas repurchase agreement financing will not.

•	Operational risk will increase as we begin to deploy our capital and as we become more concentrated in Agency RMBS.

•
Liquidity, or margin-call risk, will increase as a result of our reliance on financing for the purchase of Agency RMBS.  In periods of high volatility in the marketplace, such as was experienced in 2007, our access to financing may be substantially reduced, potentially requiring us to sell assets in unfavorable markets to repay financings and impacting our ability to add investments at a positive net interest spread.  In addition, if the value of the collateral should fall below the required level, the repurchase agreement lender could initiate a margin call, which would require that we either pledge additional collateral acceptable to the lender or repay a portion of the debt in order to meet the margin requirement.  If we are unable to meet a margin call, we could be forced to quickly sell the assets collateralizing the financing, potentially resulting in a lower sales price than could otherwise be obtained if the assets were sold in a more orderly fashion.

Competition may prevent us from acquiring new investments at favorable yields potentially negatively impacting our profitability.

Our net income will largely depend on our ability to acquire mortgage-related assets at favorable spreads over our borrowing costs.  In acquiring investments, we may compete with other mortgage REITs, broker-dealers, hedge funds, banks, savings and loans, insurance companies, mutual funds, and other entities that purchase assets similar to ours, many of which have greater financial resources than we do.  As a result, we may not be able to acquire sufficient assets at acceptable spreads to our borrowing costs, which would adversely affect our profitability.

Our ownership of certain subordinate interests in securitization trusts subjects us to credit risk on the underlying loans, and we provide for loss reserves on these loans as required under GAAP.

As a result of our ownership of securitized mortgage loans and the overcollateralization portion of the securitization trust, the predominant risk in our investment portfolio is credit risk.  Credit risk is the risk of loss to us from the failure by a borrower (or the proceeds from the liquidation of the underlying collateral) to fully repay the principal balance and interest due on a mortgage loan.  A borrower’s ability to repay and the value of the underlying collateral could be negatively influenced by economic and market conditions.  These conditions could be global, national, regional or local in nature.  Upon securitization of a pool of mortgage loans, the credit risk retained by us from an economic point of view is generally limited to the overcollateralization tranche of the securitization trust.  We provide for estimated losses on the gross amount of loans pledged to securitization trusts included in our financial statements as required by GAAP.  In some instances, we may also retain subordinated bonds from the securitization trust, which increases our credit risk above the overcollateralization tranche from an economic perspective.  We provide reserves for existing losses based on the current performance of the respective pool or on an individual loan basis.  If losses are experienced more rapidly, due to declining property performance, market conditions or other factors, than we have provided for in our reserves, we may be required to provide additional reserves for these losses.

Our efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans or losses on our investments.

Despite our efforts to manage credit risk, there are many aspects of credit performance that we cannot control.  Third party servicers provide for the primary and special servicing of our loans.  We have a risk management function, which oversees the performance of these services and provides limited asset management services.  Our risk management operations may not be successful in limiting future delinquencies, defaults, and losses.  The securitizations in which we have invested may not receive funds that we believe are due from mortgage insurance companies and other counter-parties.  Loan servicing companies may not cooperate with our risk management efforts, or such efforts may be ineffective.  Service providers to securitizations, such as trustees, bond insurance providers, and custodians, may not perform in a manner that promotes our interests.  The value of the properties collateralizing the loans may decline.  The frequency of default and the loss severity on loans that do default may be greater than we anticipated.  If loans become “real estate owned” (REO), servicing companies will have to manage these properties and may not be able to sell them.  Changes in consumer behavior, bankruptcy laws, tax laws, and other laws may exacerbate loan losses.  In some states and circumstances, the securitizations in which we invest have recourse, as the owner of the loan, against the borrower’s other assets and income in the event of loan default; however, in most cases, the value of the underlying property will be the sole source of funds for any recoveries.

Certain investments employ internal structural leverage as a result of the securitization process and are in the most subordinate position in the capital structure, which magnifies the potential impact of adverse events on our cash flows and reported results.

Many of the loans that we own have been pledged to securitization trusts, which employ a high degree of internal structural leverage and results in concentrated credit, interest rate, prepayment, or other risks.  We have generally retained the most subordinate classes of the securitization trust as discussed above.  As a result of these factors, net interest income and cash flows on our investments will vary based on the performance of the assets pledged to the securitization trust.  In particular, should assets significantly underperform as to delinquencies, defaults, and credit losses, it is possible that cash flows which may have otherwise been paid to us as a result of our ownership of the subordinate interests may be retained within the securitization trust and payments of principal amounts of the subordinated class may be delayed or permanently reduced.  No amount of risk management or mitigation can change the variable nature of the cash flows and financial results generated by concentrated risks in our investments.  None of our existing trusts at December 31, 2007 have reached or are near these levels, but such levels could be reached in the future.

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

We own many of our securitized mortgage loans and have issued associated securitization financing bonds at premiums or discounts to their principal balances.  Prepayments of principal on loans and the associated bonds, whether voluntary or involuntary, impact the amortization of premiums and discounts under the effective yield method of accounting that we use for GAAP accounting.  Under the effective yield method of accounting, we recognize yields on our assets and effective costs of our liabilities based on assumptions regarding future cash flows.  Variations in actual cash flows from those assumed as a result of prepayments and subsequent changes in future cash flow expectations will cause adjustments in yields on assets and costs of liabilities which could contribute to volatility in our future results.

In a period of declining interest rates, loans and securities in the investment portfolio will generally prepay more rapidly (to the extent that such loans are not prohibited from prepayment), which may result in additional amortization of asset premium.  In a flat yield curve environment (i.e., when there exists less spread between short-dated Treasury securities and longer dated ones), adjustable rate mortgage loans and securities tend to rapidly prepay, causing additional amortization of asset premium.  In addition, the spread between our funding costs and asset yields may compress, causing a further reduction in our net interest income.

We may finance a portion of our investment portfolio with short-term recourse repurchase agreements which may  subject us to margin calls if the assets pledged subsequently decline in value.

We finance a portion of our investments, primarily high credit quality, liquid securities, with recourse repurchase agreements.  These arrangements require us to maintain a certain level of collateral for the related borrowings.  If the collateral should fall below the required level, the repurchase agreement lender could initiate a margin call.  This would require that we either pledge additional collateral acceptable to the lender or repay a portion of the debt in order to meet the margin requirement.  Should we be unable to meet a margin call, we may have to liquidate the collateral or other assets quickly.  Because a margin call and quick sale could result in a lower than otherwise expected and attainable sale price, we may incur a loss on the sale of the collateral.  While we currently only finance a small portion of our investments with repurchase agreements, we anticipate having much greater amounts of repurchase agreements as we purchase new investments.

Interest rate fluctuations can have various negative effects on us and could lead to reduced earnings and/or increased earnings volatility.

Our investment portfolio today is substantially match-funded (meaning fixed rate assets are financed with fixed rate liabilities), and overall our current portfolio is largely insulated from material risks related to changes in interest rates.  Future investments, however, may be financed with repurchase agreements which may have different interest rate characteristics or maturities than the investments which they finance.  Certain of our current investments and contemplated future investments are adjustable rate loans and securities, which have interest rates that reset semi-annually or annually, based on an index such as the one-year constant maturity treasury or the six-month LIBOR.  These investments may be financed with borrowings which reset monthly, based on one-month LIBOR.  In a rising rate environment, net interest income earned on these investments may be reduced, as the interest cost for the funding sources could increase more rapidly than the interest earned on the associated asset financed.  In a declining interest rate environment, net interest income may be enhanced as the interest cost for the funding sources decreases more rapidly than the interest earned on the associated assets.  To the extent that assets and liabilities are both fixed rate or adjustable rate with corresponding payment dates, interest rate risk may be mitigated.

Hedging against interest rate exposure may adversely affect our earnings.

Subject to complying with REIT requirements, we intend to employ techniques that limit, or “hedge,” the adverse effects of changing interest rates on our short-term repurchase agreements and on the value of our assets.  Our hedging activity will vary in scope based on the level and volatility of interest rates and principal repayments, the type of securities held and other changing market conditions.  These techniques may include entering into interest rate swap agreements or interest rate cap or floor agreements, purchasing or selling futures contracts, purchasing put and call options on securities or securities underlying futures contracts, or entering into forward rate agreements.  However, there are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss.  In addition, these hedging strategies may adversely affect us, because hedging activities involve an expense that we will incur regardless of the effectiveness of the hedging activity.  Hedging activities could result in losses if the event against which we hedge does not occur.  Additionally, interest rate hedging could fail to protect us or adversely affect us, because among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•
the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value.  Downward adjustments, or “mark-to-market losses,” would reduce our shareholders’ equity.

Our reported income depends on accounting conventions and assumptions about the future that may change.

Accounting rules for our assets and for the various aspects of our current and future business change from time to time.  Changes in GAAP, or the accepted interpretation of these accounting principles, can affect our reported income and shareholders’ equity.  Interest income on our assets and interest expense on our liabilities may in part be based on estimates of future events.  These estimates can change in a manner that negatively impacts our results or can demonstrate, in retrospect, that revenue recognition in prior periods was too high or too low.  We use the effective yield method of GAAP accounting for many of our investments.  We calculate projected cash flows for each of these assets incorporating assumptions about the amount and timing of credit losses, loan prepayment rates, and other factors.  The yield we recognize for GAAP purposes generally equals the discount rate that produces a net present value for actual and projected cash flows that equals our GAAP basis in that asset.  We change the yield recognized on these assets based on actual performance and as we change our estimates of future cash flows.  The assumptions that underlie our projected cash flows and effective yield analysis may prove to be overly optimistic, or conversely, overly conservative.  In these cases, our GAAP yield on the asset, or cost of the liability may change, leading to changes in our reported GAAP results.

Failure to qualify as a REIT would adversely affect our dividend distributions and could adversely affect the value of our securities.

We believe that we have met all requirements for qualification as a REIT for federal income tax purposes, and we intend to continue to operate to remain qualified as a REIT in the future.  However, many of the requirements for qualification as a REIT are highly technical and complex and require an analysis of factual matters and an application of the legal requirements to such factual matters in situations where there is only limited judicial and administrative guidance.  Thus, no assurance can be given that the Internal Revenue Service or a court would agree with our conclusion that we have qualified as a REIT or that future changes in our factual situation or the law will allow us to remain qualified as a REIT.  If we failed to qualify as a REIT for federal income tax purposes and did not meet the requirements for statutory relief, we could be subject to federal income tax at regular corporate rates on our income if we could not otherwise offset taxable income with our NOL carryforward, and we could possibly be disqualified as a REIT for four years thereafter.  Failure to qualify as a REIT could force us to sell certain of our investments, possibly at a loss, and could adversely affect the value of our common stock.

Maintaining REIT status may reduce our flexibility to manage our operations.

To maintain REIT status, we must follow certain rules and meet certain tests.  In doing so, our flexibility to manage our operations may be reduced.  For instance:

•If we make frequent asset sales from our REIT entities to persons deemed customers, we could be viewed as a “dealer,” and thus subject to 100% prohibited transaction taxes or other entity level taxes on income from such transactions.

•Compliance with the REIT income and asset rules may limit the type or extent of hedging that we can undertake.

•Our ability to own non-real estate related assets and earn non-real estate related income is limited.  Our ability to own equity interests in other entities is limited.  If we fail to comply with these limits, we may be forced to liquidate attractive assets on short notice on unfavorable terms in order to maintain our REIT status.

•Our ability to invest in taxable subsidiaries is limited under the REIT rules.  Maintaining compliance with this limitation could require us to constrain the growth of our taxable REIT affiliates in the future.

•Meeting minimum REIT dividend distribution requirements could reduce our liquidity.  Earning non-cash REIT taxable income could necessitate our selling assets, incurring debt, or raising new equity in order to fund dividend distributions.

•Stock ownership tests may limit our ability to raise significant amounts of equity capital from one source.

If we fail to properly conduct our operations we could become subject to regulation under the Investment Company Act of 1940.

We seek to conduct our operations so as to avoid falling under the definition of an investment company pursuant to the Investment Company Act of 1940 (the 1940 Act).  Specifically, we currently seek to conduct our operations under the exemption afforded under the 1940 Act pursuant to Section 3(c)(5)(C), a provision available to companies primarily engaged in the business of purchasing and otherwise acquiring mortgages and other liens on and interests in real estate.  According to SEC no-action letters, companies relying on this exemption must ensure that at least 55% of their assets are mortgage loans and other qualifying assets, and at least 80% of their assets are real estate-related.  We recently learned that the staff of the SEC has provided informal guidance to other companies that these asset tests should be measured on an unconsolidated basis.  Accordingly, we will make any adjustments necessary to ensure we continue to qualify for, and each of our subsidiaries also continues to qualify for an exemption from registration under the 1940 Act.  We and our subsidiaries will rely either on Section 3(c)(5)(C) or other sections that provide exemptions from registering under the 1940 Act, including Sections 3(a)(1)(C) and 3(c)(7).

If the SEC were to determine that we were an investment company with no currently available exemption or exclusion from registration and that we were, therefore, required to register as an investment company our ability to use leverage would be substantially reduced, and our ability to conduct business as we do today would be impaired.

We are dependent on certain key personnel.

We have only two executive officers, Thomas B. Akin, our Chief Executive Officer, and Stephen J. Benedetti, our Executive Vice President and Chief Operating Officer.  Mr. Akin has been a director of the Company since 2003 and was appointed Chief Executive Officer in February 2008.  Mr. Akin has extensive knowledge of the mortgage industry and the Company.  Mr. Benedetti has been with us since 1994 and has extensive knowledge of the Company, our operations, and our investment portfolio.  He also has extensive experience in managing a portfolio of mortgage-related investments and as an executive officer of a publicly-traded mortgage REIT.  The loss of either Mr. Akin or Mr. Benedetti could have an adverse effect on our operations or an adverse effect on any of our counterparties.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC Staff.

ITEM 2.  PROPERTIES

We lease our executive and administrative offices located in Glen Allen, Virginia.  The address is 4551 Cox Road, Suite 300, Glen Allen, Virginia 23060.  As of December 31, 2007, we leased 8,244 square feet.  The term of the lease runs to May 2008 but may be renewed at our option for three additional one-year periods at substantially similar terms.

We believe that our property is maintained in good operating condition and is suitable and adequate for our purposes.

ITEM 3.  LEGAL PROCEEDINGS

We and our subsidiaries may be involved in certain litigation matters arising in the ordinary course of business.  Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, we believe, based on current knowledge, that the resolution of any such matters will not have a material adverse effect on our financial position or results of operations.  Information on litigation arising out of the ordinary course of business is described below.

One of our subsidiaries, GLS Capital, Inc. (GLS), and the County of Allegheny, Pennsylvania (Allegheny County), are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the Court of Common Pleas).  Plaintiffs allege that GLS illegally charged the taxpayers of Allegheny County certain attorney fees, costs and expenses and interest, in the collection of delinquent property tax receivables owned by GLS which were purchased from Allegheny County.    In 2007, the Court of Common Pleas stayed this action pending the outcome of other litigation before the Pennsylvania Supreme Court in which GLS is not directly involved but has filed an amicus brief in support of the defendants.  Several of the allegations in that lawsuit are similar to those being made against GLS in this litigation.  Plaintiffs have not enumerated their damages in this matter, and we believe that the ultimate outcome of this litigation will not have a material impact on our financial condition, but may have a material impact on our reported results for the particular period presented.

Dynex Capital, Inc. and Dynex Commercial, Inc. (DCI), formerly our affiliate and now known as DCI Commercial, Inc., are appellees in the Court of Appeals for the Fifth Judicial District of Texas at Dallas (Fifth District), related to the matter of Basic Capital Management, et al.  (collectively, BCM or the Plaintiffs), versus Dynex Commercial, Inc. et al.  The Fifth District heard oral arguments in this matter in April 2006. The appeal sought to overturn the trial court’s judgment in our and DCI’s favor which denied recovery to Plaintiffs.  Plaintiffs sought a reversal of the trial court’s judgment, and sought rendition of judgment against us for alleged breach of loan agreements for tenant improvements in the amount of $0.25 million.  They also sought reversal of the trial court’s judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively, related to the alleged breach

by DCI of a $160 million “master” loan commitment.   Plaintiffs also sought reversal and rendition of a judgment in their favor for attorneys’ fees in the amount of $2.1 million.  Alternatively, Plaintiffs sought a new trial.  On February 22, 2008, the Fifth District ruled in our and DCI’s favor, upholding the trial court’s judgment.  It is possible the Plaintiffs may seek to further appeal the ruling of the Fifth District.  Even if Plaintiffs were to be successful on appeal, DCI is a former affiliate of ours, and we believe that we would have no obligation for amounts, if any, awarded to the Plaintiffs as a result of the actions of DCI.

         Dynex Capital, Inc. and MERIT Securities Corporation, a subsidiary, are defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (District Court) by the Teamsters Local 445 Freight Division Pension Fund (Teamsters).  The complaint was filed on February 7, 2005, and purports to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds (the Bonds), which are collateralized by manufactured housing loans.   The complaint seeks unspecified damages and alleges, among other things, misrepresentations in connection with the issuance of and subsequent reporting on the Bonds.  The complaint initially named our former president and our current Chief Operating Officer as defendants.   On February 10, 2006, the District Court dismissed the claims against our former president and our current Chief Operating Officer, but did not dismiss the claims against us or MERIT.  We and MERIT petitioned for an interlocutory appeal with the United States Court of Appeals for the Second Circuit (Second Circuit).  The Second Circuit granted our petition on September 15, 2006 and heard oral argument on our appeal on January 30, 2008.  We have evaluated the allegations made in the complaint and believe them to be without merit and intend to vigorously defend ourselves against them.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on our consolidated balance sheet but could materially affect our consolidated results of operations in a given year or period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age)	Current Title	Offices Held
Thomas B. Akin (56)	Chairman of the Board and Chief Executive Officer	Chief Executive Officer since February 2008; Chairman of the Board since 2003.
Stephen J. Benedetti (45)	Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer since November 2005; Executive Vice President and Chief Financial Officer from September 2001 to November 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the trading symbol “DX”.  The common stock was held by approximately 5,452 holders of record and beneficial holders who hold common stock in street name as of January 31, 2008.  On that date, the closing price of our common stock on the New York Stock Exchange was $8.59 per share.  During the last two years, the high and low stock prices and cash dividends declared on common stock were as follows:

	High	Low	Dividends Declared
2007:
First quarter	$7.99	$7.00	$–
Second quarter	$8.50	$7.75	$–
Third quarter	$8.35	$7.62	$–
Fourth quarter	$8.92	$7.74	$–

2006:
First quarter	$6.98	$6.44	$–
Second quarter	$6.99	$6.35	$–
Third quarter	$7.49	$6.60	$–
Fourth quarter	$7.20	$6.70	$–

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

STOCK PERFORMANCE GRAPH

The following graph demonstrates a five year comparison of cumulative total returns for the shares of our common stock, the Standard & Poor’s 500 Stock Index (S&P 500), and the Bloomberg Mortgage REIT Index.  The table below assumes $100 was invested at the close of trading on December 31, 2002 in the shares of our common stock, S&P 500, and the Bloomberg Mortgage REIT Index.

Comparative Five-Year Total Returns (1)
Dynex Capital, Inc., S&P 500, and Bloomberg Mortgage REIT Index
(Performance Results through December 31, 2007)

	Cumulative Total Stockholder Returns as of December 31,
Index	2002	2003	2004	2005	2006	2007
Dynex Capital, Inc.	$100.00	$126.03	$161.57	$142.57	$146.49	$183.27
S&P 500 (1)	$100.00	$128.36	$142.15	$149.01	$172.27	$181.71
Bloomberg Mortgage REIT Index (1)	$100.00	$131.92	$167.18	$140.47	$167.60	$92.92

(1)	Cumulative total return assumes reinvestment of dividends. The source of this information is Bloomberg and Standard & Poor’s. The factual material is obtained from sources believed to be reliable.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial information and should be read in conjunction with the audited consolidated financial statements.

Years ended December 31,	2007	2006	2005	2004	2003
(amounts in thousands except share and per share data)
Net interest income	$10,683	$11,087	$11,889	$23,281	$38,971
Net interest income after recapture of (provision for) loan losses	11,964	11,102	6,109	4,818	1,889
Impairment charges	–	(60)	(2,474)	(14,756)	(16,355)
Equity in income (loss) of joint venture	709	(852)	–	–	–
Loss on capitalization of joint venture	–	(1,194)	–	–	–
Gain (loss) on sale of investments	755	(183)	9,609	14,490	1,555
Other (expense) income	(533)	617	2,022	(179)	436
General and administrative expenses	(3,996)	(4,521)	(5,681)	(7,748)	(8,632)
Net income (loss)	$8,899	$4,909	$9,585	$(3,375)	$(21,107)
Net income (loss) to common shareholders	$4,889	$865	$4,238	$(5,194)	$(14,260)
Net income (loss) per common share:
Basic & diluted	$0.40	$0.07	$0.35	$(0.46)	$(1.31)
Dividends declared per share:
Common	$–	$–	$–	$–	$–
Series A and B Preferred	$–	$–	$–	$–	$0.8775
Series C Preferred	$–	$–	$–	$–	$1.0950
Series D Preferred	$0.9500	$0.9500	$0.9500	$0.6993	$–

December 31,	2007	2006	2005	2004	2003
Investments	$333,735	$403,566	$756,409	$1,343,448	$1,853,675
Total assets	374,758	466,557	805,976	1,400,934	1,865,235
Securitization financing	204,385	211,564	516,578	1,177,280	1,679,830
Repurchase agreements and senior notes	4,612	95,978	133,315	70,468	33,933
Total liabilities	232,822	330,019	656,642	1,252,168	1,715,389
Shareholders’ equity	141,936	136,538	149,334	148,766	149,846
Common shares outstanding	12,136,262	12,131,262	12,163,391	12,162,391	10,873,903
Book value per common share	$8.22	$7.78	$7.65	$7.60	$7.55

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SUMMARY

We are a specialty finance company organized as a mortgage real estate investment trust (REIT).  We invest principally in single-family residential and commercial mortgage loans and securities, both investment grade and non-investment grade rated.  Residential mortgage securities are typically referred to as RMBS and commercial mortgage securities are typically referred to as CMBS.  We finance loans and RMBS and CMBS securities through a combination of non-recourse securitization financing, repurchase agreements and equity.  We employ financing in order to increase the overall yield on our invested capital.  Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments.  We typically intend to hold securities to their maturity but may occasionally record gains or losses from the sale of investments prior to their maturity.

In recent years, we have elected to sell certain non-core assets, including investments in manufactured housing loans and delinquent property tax receivable portfolios, as well as to contribute certain of our interests in a commercial mortgage loan securitization trust to a joint venture, in order to reduce our exposure to credit risk on these assets, increase our capital available for new investments, and strengthen our balance sheet by reducing our overall leverage.  Our emphasis on strengthening the balance sheet and developing investment partnerships, through joint ventures and other means, has been in anticipation of redeploying our invested capital in more compelling investment opportunities.

Over the last several years, we have been able to steadily increase our book value per common share while improving the quality of our investment assets and reducing financial leverage.  We have also been able to improve our net income to common shareholders at the same time.  During 2007, we earned net income of $8.9 million, and net income to common shareholders of $4.9 million.  As a REIT, we are required to distribute 90% of our REIT taxable income.  However, we may offset all or a portion of our REIT taxable income with our NOL carryforwards.

In 2007, we received a capital distribution of $18.2 million from our investment in our joint venture.  We used these funds primarily to reduce one of our two outstanding repurchase agreements.

During the fourth quarter of 2007, we reissued a securitization bond that was initially issued in April 2002 and redeemed in April 2005.  We received proceeds of $35.3 million on the reissuance.  Approximately $15.0 million of the resulting cash receipts was used to pay down our repurchase agreement balance.  The remaining $20.4 million increased the Company’s liquidity and is available to be invested or used for other general corporate purposes.

FINANCIAL CONDITION

The following table presents certain balance sheet items that had significant activity, which are discussed after the table.

	December 31,
(amounts in thousands)	2007	2006
Investments:
Securitized mortgage loans, net	$278,463	$346,304
Investment in joint venture	19,267	37,388
Securities	29,231	13,143

Securitization financing	204,385	211,564
Repurchase agreements	4,612	95,978
Shareholders’ equity	141,936	136,538

Securitized Mortgage Loans, Net

Securitized mortgage loans are comprised of loans secured by first deeds of trust on single-family residential and commercial properties.  The following table presents our net basis in these loans at amortized cost, which includes accrued interest receivable, discounts, premiums, deferred costs and reserves for loan losses, by the type of property collateralizing the loan.

(amounts in thousands)	2007	2006
Securitized mortgage loans, net:
Commercial	$190,570	$228,466
Single-family	87,893	117,838
	278,463	346,304

Securitized commercial mortgage loans includes the loans in two securitization trusts we issued in 1993 and 1997, which have outstanding principal balances of $34.5 million and $151.5 million, respectively, at December 31, 2007.  The decrease in these loans was primarily related to scheduled and unscheduled principal payments of $8.5 million and $30.4 million, respectively.  The large amount of prepayments during the year is related to favorable commercial loan rates available in the market during the year and the declining prepayment penalties to which the loans are subject as the loans approach the end of their yield maintenance periods.  We also recaptured approximately $1.0 million of amounts previously provided for losses on these commercial mortgage loans as a result of a decrease in estimated losses on the commercial loan portfolio and charged-off approximately $0.5 million of losses against the allowance in 2007.

Securitized single-family mortgage loans includes loans in one securitization trust we issued in 2002 using loans that were principally originated between 1992 and 1997.  The decrease in the single-family mortgage loans is related to principal payments on the loans of $29.9 million, $26.1 million of which was unscheduled.  Although prepayments slowed on the single-family mortgage loans during the year, the portfolio continues to have excellent credit performance demonstrated by the significant decrease in the percentage of single-family loans more than 60 days delinquent from 4.94% at December 31, 2006 to 3.02% at December 31, 2007 as well as having less than $0.1 million of charge-offs during 2007.

Investment in Joint Venture

The decrease in our investment in the joint venture is primarily related to an $18.2 million distribution we received from the joint venture during 2007, which was made in order to distribute excess uninvested capital in accordance with the joint venture’s operating agreement.  Recognizing our interest in the earnings of the joint venture of $0.7 million increased our investment in the joint venture but was offset by the recognition of $0.6 million for our interest in the other comprehensive loss of the joint venture associated with the decrease in value of the joint venture’s available for sale securities.

Securities

Our securities, which are classified as available for sale and carried at their fair value, are comprised of the following:

(amounts in thousands)	2007	2006
Securities:
Non-agency RMBS	$7,726	$10,196
Agency RMBS	7,456	1,663
Equity securities	9,701	1,284
Corporate debt securities	4,348	–
	$29,231	$13,143

Non-agency RMBS declined by approximately $2.5 million to $7.7 million at December 31, 2007.  The decrease was primarily related to the principal payments received on these securities during the year.

Agency RMBS increased by $5.8 million to $7.5 million at December 31, 2007.  This increase was primarily the result of the purchase of a $6.7 million Agency RMBS during the fourth quarter of 2007, which was partially offset by the receipt of $0.9 million of principal on our agency mortgage backed securities portfolio during the year.

Equity securities increased approximately $8.4 million and include preferred stock and common stock issued by publicly-traded mortgage REITs.  We purchased approximately $9.2 million of equity securities during the year and sold $2.7 million on which we recognized a gain of $0.8 million.

We also purchased a senior unsecured convertible note issued by a publicly-traded REIT with a par value of $5.0 million during the year.  The note had an estimated fair value of $4.3 million at December 31, 2007.

Securitization Financing

Securitization financing are bonds issued by a securitization trust, which we sponsored and is consolidated in our financial statements.  These bonds are secured only by the securitized mortgage loans pledged to the trust and are otherwise non-recourse to us.  Principal and interest on the bonds are paid from the cash flows generated by the loans collateralizing the bonds.   The following table presents our net basis, which includes accrued interest, discounts, premiums and deferred costs in securitization financing.

(amounts in thousands)	2007	2006
Securitization financing bonds:
Fixed, secured by commercial mortgage loans	$170,623	$211,564
Variable, secured by single-family mortgage loans	33,762	–
	$204,385	$211,564

The fixed rate bonds finance our securitized commercial mortgage loans, which are also fixed rate.  The $40.9 million decrease is primarily related to principal payments on the bonds during 2007 of $38.8 million.  There was also $1.6 million of net amortization of bond premiums and deferred costs.  Approximately $34.5 million of these bonds are callable by us in June of 2008.  Those bonds have premiums and deferred costs associated with them, representing a net credit of approximately $1.3 million, which are being amortized over life of the bonds.  If we choose to call those bonds in 2008, any unamortized premium and deferred costs would be written-off and recognized as a gain at that time.

Our single-family securitized mortgage loans are financed by variable rate securitization financing bonds.  We redeemed all of the bonds issued by this securitization trust in 2005, financing the redemption with repurchase agreements and our own capital, and held the bonds for potential reissue.  During the fourth quarter of 2007, we reissued one of these bonds at a $0.8 million discount to its par value of $36.1 million generating proceeds of $35.3 million.  Payments of $1.7 million were made on this bond subsequent to its reissuance.  We still hold a second bond issued by this trust, which had a par value of $44.3 million at December 31, 2007 and is partially financed with repurchase agreements, which are discussed below.  As the securitization trust which issued this bond is consolidated in our financial statements, this bond is eliminated in our consolidated financial statements.

Repurchase Agreements

The decline in repurchase agreements from the prior year was a result of $91.4 million of payments during 2007.  The repurchase agreement outstanding at December 31, 2007 of $4.6 million is financing the senior class bond issued by our single-family securitization trust, which at December 31, 2007 had a par value and fair value of $44.3 million and $43.0 million, respectively.

Shareholders’ Equity

Shareholders’ equity increased by $5.4 million to $141.9 million primarily due to net income to shareholders of $4.9 million and unrealized gains on investments of $0.4 million, which is net of realized gains on sales of equity securities of $0.8 million.

Supplemental Discussion of Investments

We manage our investment portfolio in large part based on our net capital invested in a particular investment.  Net capital invested, which is referred to as “Net Investment” in the table below, is generally defined as the cost basis of the investment net of the associated financing (securitization financing or repurchase agreement) for that investment.  Below is the Net Investment basis as of December 31, 2007.  We also estimate on a periodic basis the fair value of this Net Investment.    The fair value of our Net Investment in securitized mortgage loans is based on the present value of the projected cash flow from the loan collateral, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the associated securitization financing bonds owned by third parties.  The fair value of securities is based on quotes obtained from third-party dealers or is calculated by discounting estimated future cash flows at estimated market rates where no dealer quotes are available.  We believe the fair value of Net Investment presented in the table below is a reasonable approximation of our net asset value, excluding other assets and other liabilities which are not included in the table below.

	December 31, 2007
(amounts in thousands)	Amortized cost basis	Financing (4)	Net Investment	Fair value of Net Investment
Securitized mortgage loans: (1)
Single-family mortgage loans	$88,024	$38,374	$49,650	$45,761
Commercial mortgage loans	193,160	170,623	22,537	19,542
Allowance for loan losses	(2,721)	–	(2,721)	–
	278,463	208,997	69,466	65,303
Securities: (2)
Investment grade RMBS	14,810	–	14,810	14,843
Non-investment grade RMBS	284	–	284	339
Equity and other	12,426	–	12,426	14,049
	27,520	–	27,520	29,231

Investment in joint venture(3)	19,267	–	19,267	18,847
Obligation under payment agreement(1)	–	16,796	(16,796)	(15,473)
Other loans and investments(2)	6,774	–	6,774	7,407
Net unrealized gain(2)	1,711	–	1,711	–

Total	$333,735	$225,793	$107,942	$105,315

(1)
Fair values for securitized mortgage loans and the obligation under payment agreement are based on discounted cash flows using assumptions set forth in the table below, inclusive of amounts invested in redeemed securitization financing bonds.

(2)
Fair values are based on dealer quotes, if available, and closing prices from a national exchange where applicable.  Approximately $22 million of fair value of securities were based on available dealer quotes or closing prices from a national exchange.   Where dealer quotes are not available, fair values are calculated as the net present value of expected future cash flows, discounted at a weighted average discount rate of 7.1% for investment grade securities and 36.1% for non-investment grade securities.

(3)	Fair value for investment in joint venture represents our share of the fair value of the joint venture’s assets valued using methodologies and assumptions consistent with Note 1 above.
(4)	Financing includes securitization financing issued to third parties and repurchase agreements.

The following table summarizes the assumptions used in estimating fair value, pursuant to Note 1 in the table above, for our Net Investment in securitized mortgage loans and the cash flow related to those net investments during 2007.

	Fair Value Assumptions
Loan type	Weighted-average prepayment speeds	Losses	Weighted-average discount rate(6)	Projected cash flow termination date	(amounts in thousands) 2007 Cash Flows (1)

Single-family mortgage loans	20% CPR	0.2% annually	20%	Anticipated final maturity 2024	$ 2,757

Commercial mortgage loans(2)	(3)	0.8% annually	(4)	(5)	$ 2,590

(1)
Represents the excess of the cash flows received on the collateral pledged over the cash flow required to service the related securitization financing.  These cash flows exclude the net principal and interest received on the senior single family bond we owned at December 31, 2007.

(2)	Includes loans pledged to two different securitization trusts.
(3)
Assumed constant prepayment rate (CPR) speeds generally are governed by underlying pool characteristics, prepayment lock-out provisions, and yield maintenance provisions.  Loans currently delinquent in excess of 30 days are assumed to be liquidated in six months at a loss amount that is calculated for each loan based on its specific facts.

(4)	Weighed-average discount rates for the two securitization trusts were 16.0% and 14.4%, respectively.
(5)	Cash flow termination dates are modeled based on the repayment dates of the loans or optional redemption dates of the underlying securitization financing bonds.
(6)	Represents management’s estimate of the market discount rate that would be used by a third party in valuing these or similar assets.

The following table presents the net investment basis included in the first table above by their rating classification.  Investments in the unrated and non-investment grade classification primarily include equity securities and commercial mortgage and single-family mortgage loans, which are unrated but are substantially seasoned and performing.  Securitization over-collateralization generally includes the excess of the securitized mortgage loans pledged over the outstanding bonds issued by the securitization trust.  The joint venture owns primarily interest in non-investment grade CMBS.

	December 31,
(amounts in thousands)	2007	2006
Investments:
AAA rated and Agency RMBS fixed income securities	$53,849	$20,876
AA and A rated RMBS	449	2,777
Unrated and non-investment grade	21,399	8,924
Securitization over-collateralization	12,978	9,760
Investment in joint venture	19,267	37,388
	$107,942	$79,725

Supplemental Discussion of Common Equity Book Value

We believe that our shareholders, as well as shareholders of other companies in the mortgage REIT industry, consider book value per common share an important measure.  Our reported book value per common share is based on the carrying value our assets and liabilities as recorded in the consolidated financial statements in accordance with generally accepted accounting principles.  A substantial portion of our assets are carried on a historical, or amortized, cost basis and not at estimated fair value.  The first table included in the “Supplemental Discussion of Investments” section above compares the amortized cost basis of our investments to their estimated fair value based on assumptions set forth in the second table.

We believe that book value per common share, adjusted to reflect the carrying value of investments at their fair value (hereinafter referred to as Adjusted Common Equity Book Value), is also a meaningful measure for our shareholders, representing effectively our estimated going-concern net asset value.  The following table calculates Adjusted Common Equity Book Value and Adjusted Common Equity Book Value per share using the estimated fair value information contained in the “Estimated Fair Value of Net Investment” table above.  The amounts set forth in the table in the Adjusted Book Value column include all of our financial assets and liabilities at their estimated fair values, and exclude any value attributable to our NOL carryforwards and other matters that might impact our value.

	December 31, 2007
(amounts in thousands except per share information)	Book Value	Adjusted Book Value
Total investment assets	$107,942	$105,315
Cash and cash equivalents	35,352	35,352
Other assets and liabilities, net	(1,358)	(1,358)
	141,936	139,309
Less: Preferred stock liquidation preference	(42,215)	(42,215)
Common equity book value and adjusted book value	$99,721	$97,094

Common equity book value per share and adjusted book value per share	$8.22	$8.00

Discussion of Credit Risk

As discussed in ITEM 1A – RISK FACTORS above, the predominent risk in our investment portfolio today is credit risk (i.e., the risk that we will not receive all amounts contractually due us on an investment as a result of a default by the borrower and the resulting deficiency in proceeds from the liquidation of the collateral securing the obligation).  In many instances, we retained the “first-loss” credit risk on pools of loans and securities that we have securitized.  In addition to our retained interests in certain securitizations, we also have credit risk on approximately $3.7 million of unrated or non-investment grade mortgage securities and loans.

The following table summarizes our credit exposure in securitized mortgage loans and subordinate mortgage securities.

Credit Reserves and Actual Credit Losses

(amounts in millions)	Credit Exposure (1)	Credit Exposure, Net of Allowance (2)	Actual Credit Losses	Credit Exposure, Net of Allowance to Outstanding Loan Balance (3)
2005	$47.9	$28.9	$3.6	3.85%
2006	26.3	21.8	7.2	6.20
2007	27.5	24.8	0.5	8.57

(1)	Represents the overcollateralization pledged to a securitization trust and subordinate securities we own, net of any discounts.
(2)	Represents credit exposure, net of allowance for loan losses.
(3)	Represents credit exposure net of allowance divided by current unpaid principal balance of loans in the securitization trust

Our net credit exposure decreased from 2005 to 2006 primarily as a result of the derecognition of $279.0 million of securitized commercial mortgage loans in 2006.  The increase in our net credit exposure in 2007 is primarily due to reduction in the balance of allowance for loan losses of $1.8 million as a result of the improved performance of our securitized commercial mortgage loan portfolio.

We monitor and evaluate our exposure to credit losses and have established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio.  Delinquencies as a percentage of all outstanding securitized mortgage loans decreased to 2.7% at December 31, 2007 from 4.4% at December 31, 2006.  At December 31, 2007, management believes the level of credit reserves is appropriate for currently existing losses.  The following tables summarize single-family mortgage loan and commercial mortgage loan delinquencies as a percentage of the outstanding commercial securitized mortgage loans or single-family balance for those securitizations in which we have retained a portion of the direct credit risk.

Loans secured by low-income housing tax credit (LIHTC) properties account for 88% of the Company’s securitized commercial loan portfolio.  Section 42 of the Code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low income families.  Failure to comply with certain income and rental restrictions required by Section 42 or default on a loan financing a Section 42 property during the compliance period can result in the recapture of previously received tax credits.  The potential cost of tax credit recapture provides an incentive to the property owner to support the property during the compliance period.  The following table shows the weighted average remaining compliance period of our portfolio of LIHTC commercial loans at December 31, 2007 as a percent of the total LIHTC commercial loan portfolio ..

Months remaining to end of compliance period	As a Percent of Unpaid Principal Balance
Compliance period already exceeded	26.5%
Zero through twelve months remaining	4.4
Thirteen through thirty six months remaining	50.2
Thirty seven through sixty months remaining	18.9
100.0%

For commercial mortgage loans, there were no delinquencies at December 31, 2007, down from 1.36% percent of the outstanding securitized mortgage loans at December 31, 2006.  The commercial loan that was delinquent in 2006 liquidated with a net loss of $0.5 million during 2007 and had the greatest impact on the reduction of the overall delinquency rate.  The joint venture, in which we have a 49.875% interest, currently has a single delinquent commercial mortgage loan, which is not included in this analysis below and has an unpaid principal balance of $1.4 million.

Commercial Mortgage Loan Delinquency Statistics

December 31,	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent (1)	Total
2005	–%	0.25%	6.65%	6.90%
2006	–%	–%	1.36%	1.36%
2007	–%	–%	–%	–%

(1)	Includes foreclosures and real estate owned.

Single-family mortgage loan delinquencies as a percentage of the outstanding loan balance decreased by 1.62% to 8.22% at December 31, 2007 from 9.84% at December 31, 2006.  Serious delinquencies, defined as 60+ day delinquencies, declined from 4.94% to 3.02%.  Our single-family loan portfolio, which had an aggregate unpaid principal balance of $96.2 million at December 31, 2007, was originated primarily between 1992 and 1997 and continues to perform and pay-down as expected and with minimal losses.  Approximately $6.1 million of these loans are credit enhanced with mortgage pool insurance impacting realized losses.  During 2007 and 2006, we incurred less than $0.1 million of actual losses in each of those years.

Single-Family Loan Delinquency Statistics

December 31,	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent (1)	Total
2005	4.28%	0.62%	2.60%	7.50%
2006	4.90%	1.89%	3.05%	9.84%
2007	5.20%	0.58%	2.44%	8.22%

(1)	Includes foreclosures and real estate owned.

RESULTS OF OPERATIONS

Comparative information on our results of operations is provided in the tables below:

	Year Ended December 31,
(amounts in thousands except per share information)	2007	2006	2005

Interest income	$30,778	$50,449	$74,395
Interest expense	20,095	39,362	62,506
Net interest income	$10,683	$11,087	$11,889
Recapture of (provision for) loan losses	1,281	15	(5,780)
Net interest income after recapture of (provision for) loan losses	11,964	11,102	6,109
Equity in earnings (loss) of joint venture	709	(852)	–
Loss on capitalization of joint venture	–	(1,194)	–
Impairment charges	–	(60)	(2,474)
Gain (loss) on sales of investments	755	(183)	9,609
Other (expense) income	(533)	617	2,022
General and administrative expenses	(3,996)	(4,521)	(5,681)
Net income	8,899	4,909	9,585
Preferred stock dividends	(4,010)	(4,044)	(5,347)
Net income to common shareholders	$4,889	$865	$4,238

Basic & diluted net income per common share	$0.40	$0.07	$0.35

Dividends declared per share:
Common	$–	$–	$–
Series D Preferred	$0.95	$0.95	$0.95

2007 Compared to 2006

Interest Income

Interest income includes interest earned on our investment portfolio and also reflects the amortization of any related discounts, premiums and deferred costs.  The following tables present the significant components of our interest income.

	Year ended December 31,
(amounts in thousands)	2007	2006
Interest income:
Securitized mortgage loans	$26,424	$46,240
Securities	1,256	1,558
Cash and cash equivalents	2,611	2,015
Other loans and investments	487	636
	$30,778	$50,449

The change in interest income on securitized mortgage loans and securities is examined in the discussion and tables that follow.

Interest income on cash and cash equivalents increased $0.6 million in 2007 compared to 2006.  This increase is primarily the result of an $11.9 million increase in the average balance of cash and cash equivalents outstanding during 2007 compared to 2006.  Interest income on other loans and investments decreased $0.1 million to $0.5 million for 2007 compared to $0.6 million for 2006.  This decrease was primarily related to a decrease in the average balance of other loans and investments outstanding in 2007 compared to 2006 of $3.7 million and $4.7 million, respectively.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on our securitized mortgage loans.

	Year ended December 31,
	2007			2006
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Securitized mortgage loans:
Commercial	$18,114	$485	$18,599	$36,048	$654	$36,702
Single-family	7,887	(62)	7,825	10,109	(571)	9,538
Total mortgage loans	$26,001	$423	$26,424	$46,157	$83	$46,240

The majority of the decrease of $18.1 million in interest income on commercial mortgage loans is primarily related to $279.0 million of commercial mortgage loans that were derecognized in September 2006.  Those loans contributed $14.7 million of interest income in 2006 and none in 2007.  Excluding the loans that were derecognized during 2006, the average balance of the other commercial mortgage loans outstanding during 2007 declined by approximately $33.1 million (13%) from the balance in 2006.

Interest income on securitized single-family mortgage loans declined $1.7 million to $7.8 million for the year ended December 31, 2007.  The decline in interest income on single-family loans was primarily related to the decrease in the balance of the loans outstanding, which declined approximately $38.8 million, or approximately 28%, to $100.8 million for 2007.  The drop in the average balance of the loans was partially offset by an increase in the average yield on our single-family loans, approximately 87% of which were variable rate at December 31, 2007.   Net amortization for single-family loans also decreased $0.5 million to $0.1 million for 2007 as a result of a slow-down in the rate of prepayments on the loans as well as a reduction in the estimated future prepayment speeds.

Interest Income – Securities

The following table presents the components of interest income on securities.

	Year ended December 31,
(amounts in thousands)	2007	2006
Non-agency RMBS	$925	$1,090
Agency RMBS	110	198
Corporate debt securities and other interest bearing securities	221	270
	$1,256	$1,558

The modest decline in interest income on securities is primarily related to the decline in the average balance of the interest-earning securities as payments are received on those securities.

Interest Expense

Interest expense includes the interest paid and accrued on our financings as well as the amortization of any related discounts, premiums and deferred costs.  The following tables present the significant components of our interest expense.

	Year ended December 31,
(amounts in thousands)	2007	2006
Interest expense:
Securitization financing	$14,999	$33,172
Repurchase agreements	3,546	5,933
Obligation under payment agreement	1,525	489
Other	25	(232)
	$20,095	$39,362

Interest Expense – Securitization Financing

The following table summarizes the detail of the interest expense recorded on our securitization financing bonds.

	Year ended December 31,
	2007			2006
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Securitization financing:
Commercial	$15,856	$(1,831)	$14,025	$33,003	$(606)	$32,397
Single-family	387	62	449	–	–	–
Other bond related costs	525	–	525	775	–	775
Total mortgage loans	$16,768	$(1,769)	$14,999	$33,778	$(606)	$33,172

Interest expense on commercial securitization financing decreased from $32.4 million for 2006 to $14.0 million for 2007.  The majority of this $18.4 million decrease is related to the derecognition of $254.5 million that were derecognized in September 2006.  The securitization financing derecognized contributed approximately $16.0 million of interest expense in 2006 and none in 2007.  The weighted average balance outstanding of the remaining securitization financing decreased $36.0 million, or approximately 16%, from $230.0 million in 2006 to $193.9 million in 2007 and explains the majority of the remaining decrease.

The interest expense on single-family securitization financing is related to a securitization bond that we redeemed in 2005 and reissued in the fourth quarter of 2007.  The net amortization is related to the $0.8 million discount at which the bond was reissued.

Interest Expense – Repurchase Agreements

The repurchase agreements partially finance the single-family securitization bonds that we redeemed in 2005.  One of those bonds was reissued during 2007, as discussed above, and the related repurchase agreement financing was repaid.  We also elected to use some of our cash to significantly reduce the balance of the other repurchase agreement.   These actions combined with regular payments on the repurchase agreements reduced the weighted average balance of the repurchase agreements to $64.2 million in 2007 compared to $114.2 million in 2006, which represents almost a 44% reduction in the average balance of the financing.  This reduction in the balance financed was partially offset by a slight increase in the average yield on the financing from 5.12% in 2006 to 5.45% in 2007.

Interest Expense – Obligation under Payment Agreement

We entered into the obligation under payment agreement in September 2006, so the year ended December 31, 2006 only reflected slightly more than three months of expense compared to a full twelve months for the year ended December 31, 2007.

Recapture of (Provision for) Loan Losses

We recaptured approximately $1.3 million of reserves we had previously provided for estimated losses on our securitized mortgage loan portfolio.  The decrease in the estimated losses was primarily related to improvements in the performance of our commercial mortgage loan portfolio, which had no delinquent loans as of December 31, 2007.  The performance of our single-family mortgage loan portfolio also improved with the percentage of single-family loans delinquent more than 60 days declining from 4.94% at December 31, 2006 to 3.02% at December 31, 2007.

Equity in Earnings (Loss) of Joint Venture

Our interest in the operations of our joint venture changed from a loss of $0.9 million to income of $0.7 million for the years ended December 31, 2006 and 2007, respectively.  The joint venture was formed in September 2006, and the 2006 loss related to an impairment of a commercial mortgage backed security, which was larger than the income generated by the joint venture’s other assets for the 2006 period.  In 2007, the joint venture generated approximately $5.8 million of net interest income, which was offset by a $3.3 million valuation adjustment to a call right the joint venture has on certain bonds.

Loss on Capitalization of Joint Venture

We recognized a loss of $1.2 million in 2006 on the capitalization of a joint venture related to our contribution of our interest in a commercial loan securitization to the joint venture, and the creation of an obligation under payment agreement in connection with the formation of the joint venture.  The contribution of our interests in this securitization resulted in the derecognition of approximately $279.0 million of commercial securitized mortgage loans and $254.5 million of related securitization financing in 2006.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million from $4.5 million to $4.0 million for the year ended December 31, 2006 and 2007, respectively.  General and administrative expenses decreased during 2007 primarily due to a reduction in salaries and benefits related to the closing of our tax lien servicing operation in Pennsylvania.   We also had lower expenses in 2007 associated with legal services and corporate insurance costs.

2006 Compared to 2005

Interest Income

Interest income includes interest earned on our investment portfolio and also reflects the amortization of any related discounts, premiums and deferred costs.  The following tables present the significant components of our interest income.

	Year ended December 31,
(amounts in thousands)	2006	2005
Interest income:
Securitized mortgage loans	$46,240	$68,387
Securities	1,558	3,885
Cash and cash equivalents	2,015	767
Other loans and investments	636	1,356
	$50,449	$74,395

Interest income on cash and cash equivalents increased $1.2 million in 2006 compared to 2005.  This increase is primarily the result of a $10.9 million increase in the average balance of cash and cash equivalents outstanding during 2006 compared to 2005.  Interest income on other loans and investments decreased $0.7 million to $0.6 million for 2006 compared to $1.4 million for 2005.  The decrease was primarily related to our decision in 2005 to place our delinquent tax lien receivables on non-accrual due to the uncertainty in the timing and quantity of the cash flows expected to be received on this investment, which had a balance of $2.8 million and $4.1 million at December 31, 2006 and 2005, respectively.

        The change in interest income on securitized mortgage loans and securities is examined in the discussion and tables that follow.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on our securitized mortgage loans.

	Year ended December 31,
	2006			2005
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Securitized mortgage loans:
Commercial	$36,048	$654	$36,702	$48,439	$976	$49,415
Single-family	10,109	(571)	9,538	11,484	(840)	10,644
Manufactured-housing	–	–	–	8,268	60	8,328
Total mortgage loans	$46,157	$83	$46,240	$68,191	$196	$68,387

Approximately $10.9 million of the decrease of $12.7 million in interest income on commercial mortgage loans is primarily related to $279.0 million of commercial mortgage loans that were derecognized in September 2006.  Those loans contributed $25.6 million of interest income in 2005 versus $14.7 million in 2006.  Excluding the loans that were derecognized during 2006, the average balance of the other commercial mortgage loans outstanding during 2006 declined by approximately $22.9 million (8.4%) from the balance in 2005.

Interest income on securitized single-family mortgage loans declined $1.1 million to $9.5 million for the year ended December 31, 2006.  The decline in interest income on single-family loans was primarily related to the decrease in the balance of the loans outstanding, which declined approximately $54.1 million, or about 28%, to $139.6 million for 2006.  The drop in the average balance of the loans was partially offset by an increase in the average yield on our single-family loans, approximately 87% of which were variable rate at December 31, 2006.

The decline in interest income on manufactured-housing loans was due to the derecognition of the loans in 2005 when we sold our interests in the related securitization trusts.

Interest Income – Securities

The following table presents the components of interest income on securities.

	Year ended December 31,
(amounts in thousands)	2006	2005
Mortgage backed securities (non-agency)	$1,090	$2,370
Mortgage backed securities (agency)	198	59
Corporate debt securities and other interest bearing securities	270	1,456
	$1,558	$3,885

Interest income on securities decreased primarily as the result of the final payoff of a variable rate security in May 2006 which contributed $1.3 million of interest income in 2005, a $0.6 million decrease of interest income on short term securities and a $0.3 million decrease of income on a home improvement loan security.

Interest Expense

Interest expense includes the interest paid and accrued on our financings as well as the amortization of any related discounts, premiums and deferred costs.  The following tables present the significant components of our interest expense.

	Year ended December 31,
(amounts in thousands)	2006	2005

Interest expense:
Securitization financing	$33,172	$57,166
Repurchase agreements	5,933	5,428
Obligation under payment agreement	489	–
Other	(232)	(88)
	$39,362	$62,506

Interest Expense – Securitization Financing

The following table summarizes the detail of the interest expense recorded on our securitization financing bonds.

	Year ended December 31,
	2006			2005
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense

Securitization financing:
Commercial	$33,003	$(606)	$32,397	$45,160	$1,477	$46,637
Single-family	–	–	–	2,206	27	2,233
Manufactured housing	–	–	–	7,196	(257)	6,939
Other bond related costs	775	–	775	1,357	–	1,357
Total mortgage loans	$33,778	$(606)	$33,172	$55,919	$1,247	$57,166

Interest expense on commercial securitization financing decreased from $46.6 million for 2005 to $32.4 million for 2006.  The majority of this $14.2 million decrease is related to the derecognition of $254.5 million that was derecognized in September 2006.  The securitization financing derecognized contributed approximately $28.5 million of interest expense in 2005 and $16.0 million in 2006.  Excluding the commercial securitization financing that was derecognized in 2006, the average balance of the other commercial securitization financing decreased $30.4 million, or approximately 12%, from $259.4 million in 2005 to $229.0 million in 2006 and explains the majority of the remaining decrease.

The interest expense on single-family securitization financing was related to securitization financing bonds that we redeemed in 2005 and were not, therefore, outstanding during 2006.  Similarly, the interest expense on manufactured housing securitization financing was related to securitization financing bonds that were derecognized in 2005 when we sold our interest in the related securitization trusts.

Interest Expense – Repurchase Agreements

The repurchase agreements partially finance the single-family securitization bonds that we redeemed in 2005 and two fixed rate securities which were purchased in 2003 and 2004.  Interest expense on the repurchase agreements increased by $0.5 million as LIBOR increased from 2.53% at the beginning of 2005 to 5.32% at the end of 2006.  This increase in LIBOR rates during 2005 and 2006 was partially offset by decreases in the financing balances.  Weighted average repurchase agreement balances decreased from $151.3 million in 2005 to $114.2 million in 2006.

Interest Expense – Obligation under Payment Agreement

We entered into the obligation under payment agreement in September 2006, so the year ended December 31, 2006 only reflected slightly more than 3 months of expense with no expense in 2005.

Recapture of (Provision for) Loan Losses

The decline in the provision for loan losses from 2005 to 2006 was due primarily to an increase in reserves in 2005 for a large commercial loan that became delinquent in 2005; whereas, there were no new significant delinquent commercial loans in 2006.

Equity in Earnings (Loss) of Joint Venture

We entered a joint venture arrangement in September 2006 with two unrelated parties.  Our interest in the operations of this joint venture ended its first year with a loss of $0.9 million to income.  The 2006 loss related to an impairment of a commercial mortgage backed security, which was larger than the income generated by the joint venture’s other assets for the 2006 period.

Loss on Capitalization of Joint Venture

We recognized a loss of $1.2 million for 2006 on the capitalization of a joint venture related to our contribution of a commercial loan securitization to the joint venture, and the creation of an obligation under payment agreement in connection with the formation of the joint venture.  The contribution of our interests in this securitization resulted in the derecognition of approximately $279.0 million of securitized mortgage loans and $254.5 million of related securitization financing.

Gain (Loss) on Sale of Investments

The gain of $9.6 million in 2005 was primarily related to an $8.2 million gain we recognized on the sale of our interests in certain securitization trusts collateralized primarily by manufactured housing loans and securities backed by manufactured housing loans.  We also sold approximately $2.0 million of mezzanine loans in 2005 on which we recognized a $1.4 million gain.

General and Administrative Expenses

General and administrative expenses decreased by $1.2 million from $5.7 million to $4.5 million for the year ended December 31, 2005 and 2006, respectively.  General and administrative expenses decreased during 2006 primarily due to lower expenses in 2006 associated with legal and accounting services.

Average Balances and Effective Interest Rates

The following table summarizes the average balances of interest-earning investment assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented.  Cash and cash equivalents and assets that are on non-accrual status are excluded from the table below for each period presented.

	Year ended December 31,
	2007		2006		2005
(amounts in thousands)	Average Balance	Effective Rate	Average Balance	Effective Rate	Average Balance	Effective Rate
Interest-earning assets(1):
Securitized mortgage loans(2)	$315,962	8.35%	$586,113	7.88%	$931,777	7.19%
Other interest-bearing assets	17,122	10.17%	23,823	8.86%	83,767	5.31%
Total interest-earning assets	$333,084	8.45%	$609,936	7.92%	$1,015,544	7.10%
Interest-bearing liabilities:
Securitization financing(3)	$201,148	7.19%	$401,050	8.08%	$735,910	7.40%
Repurchase agreements	64,231	5.45%	114,252	5.12%	151,328	3.59%
Total interest-bearing liabilities	$265,379	6.77%	$515,302	7.42%	$887,238	6.75%

Net interest spread(3)		1.68%		0.50%		0.35%
Net yield on average interest-earning assets(3)(4)		3.05%		1.64%		1.20%

(1)	Average balances exclude any unrealized gains and losses on available for sale securities.
(2)	Average balances exclude funds held by trustees except defeased funds held by trustees.
(3)	Effective rates are calculated excluding non-interest related securitization financing expenses.
(4)
Net yield on average interest-earning assets reflects the annualized net interest income, excluding non-interest related securitization financing expense, divided by the average interest-earning assets for the period.  The 2007 value of 3.05% increased from 1.64% in 2006 primarily due to the derecognition of the commercial loan securitization in 2006 and the substantial repayment of repurchase agreements in 2007.

2007 compared to 2006

The net interest spread for the year ended December 31, 2007 increased 118 basis points to 1.68% from 0.50% for the years ended December 31, 2007 and 2006, respectively.  The increase in the net interest spread can be attributed primarily to the derecognition of $279.0 million of securitized commercial mortgage loans and $254.5 million of related securitization financing, the Company’s interests in which were contributed to a joint venture during the third quarter of 2006.  The derecognized commercial mortgage loans and securitization financing had yields of 7.44% and 9.14%, respectively, during the time they were outstanding during 2006.  Excluding the derecognized assets and liabilities from the 2006 yield would have resulted in a net interest spread of approximately 1.58%, which is comparable to that reported for 2007.

The overall yield on interest-earning assets, which exclude cash and cash equivalents, increased to 8.45% for the year ended December 31, 2007 from 7.92% for the same period in 2006 primarily as a result of the derecognition of the securitized mortgage loans discussed above, which had an average yield of 7.44% for the year ended December 31, 2006 and were responsible for approximately 23 basis points of the increase.  The yield on our securitized single-family mortgage loans increased 93 basis points to 7.74% for the year ended December 31, 2007 as the rates on the variable rate loans in the trust, which comprise approximately 87% of the loans, reset higher during the year while the cost of the interest-bearing liabilities declined.

2006 compared to 2005

The net interest spread for the year ended December 31, 2006 increased to 50 basis points from 35 basis points for the year ended December 31, 2005.  This increase in the net interest spread is due to non-recurring defeased interest and yield maintenance income on liquidated and delinquent commercial loans in 2006.  In addition during 2006, the increases in the average rate on the securitization financing, which were financing variable rate single-family loans, slowed while interest rates on the loans reset higher during the year, which helped increase the net interest spread.

The overall yield on interest-earning assets, excluding cash and cash equivalents, increased to 7.92% for the year ended December 31, 2006 from 7.10% for the same period in 2005 primarily as a result of an increase of approximately 150 basis points in the weighted average coupon on our securitized single-family mortgage loans, the majority of which have an adjustable rate based on LIBOR, and as a result of the derecognition of $279.0 million in commercial mortgage loans contributed to a joint venture during 2006.  The effective rate on interest-bearing liabilities increased from 6.75% to 7.42% as a result of the overall increase in market interest rates.  Approximately 20% of our interest-bearing liabilities reprice monthly and are indexed to one-month LIBOR, which averaged 5.10% for 2006, compared to 3.39% for 2005.  The effect of increasing market rates was muted by the derecognition of approximately $254.5 million of non-recourse securitization financing, which was financing a pool of commercial mortgage loans, our interests in which were contributed to a joint venture.

Rates and Volume

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

	2007 to 2006			2006 to 2005
(amounts in thousands)	Rate	Volume	Total	Rate	Volume	Total

Securitized mortgage loans	$2,618	$(22,421)	$(19,803)	$5,973	$(26,805)	$(20,832)
Other interest-bearing assets	259	(627)	(368)	1,161	(4,103)	(2,942)
Total interest income	2,877	(23,048)	(20,171)	7,134	(30,908)	(23,774)

Securitization financing	(3,220)	(14,702)	(17,922)	4,577	(26,675)	(22,098)
Repurchase agreements	351	(2,738)	(2,387)	2,096	(1,591)	505

Total interest expense	(2,869)	(17,440)	(20,309)	6,673	(28,266)	(21,593)

Net interest income	$5,746	$(5,608)	$138	$461	$(2,642)	$(2,181)

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

Consolidation of Subsidiaries.  The consolidated financial statements represent our accounts after the elimination of inter-company transactions.  We consolidate entities in which we own more than 50% of the voting equity and control of the entity does not rest with others and variable interest entities in which it is determined to be the primary beneficiary in accordance with FIN 46(R).  We follow the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships and corporate joint ventures or when we are able to influence the financial and operating policies of the investee but own less than 50% of the voting equity.  For all other investments, the cost method is applied.

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

Allowance for Loan Losses.  An allowance for loan losses has been estimated and established for currently existing probable losses for loans in the Company’s investment portfolio that are considered impaired.  Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated.  The factors differ by loan type (e.g., single-family versus commercial) and collateral type (e.g., multifamily versus office).  The allowance for losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience.  Where loans are considered homogeneous, the allowance for losses is established and evaluated on a pool basis.  Otherwise, the allowance for losses is established and evaluated on a loan-specific basis.  Provisions made to increase the allowance are charged as a current period expense.  Single-family loans are considered impaired when they are 60-days past due.  Commercial mortgage loans are evaluated on an individual basis for impairment.  Commercial mortgage loans are secured by income-producing real estate and are evaluated for impairment when the debt service coverage ratio on the loan is less than 1:1.  Certain of the commercial mortgage loans are covered by loan guarantees that limit the Company’s exposure on these loans.

Loans secured by low-income housing tax credit properties account for 88% of the Company’s securitized commercial loan portfolio.  Section 42 of the Code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low income families.  Failure to comply with certain income and rental restrictions required by Section 42 or default on a loan financing a Section 42 property during the compliance period can result in the recapture of previously received tax credits.  The potential cost of tax credit recapture provides an incentive to the property owner to support the property during the compliance period.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our investments and operations from a variety of sources, including a mix of collateral-based short-term financing sources such as repurchase agreements, collateral-based long-term financing sources such as securitization financing, equity capital, and net earnings.  Our primary source of funding for our operations today is the cash flow generated from our existing investment portfolio assets, which includes net interest income and principal payments and prepayments on these investments.   We believe that we have sufficient liquidity and capital resources to continue to service all of our outstanding recourse obligations, pay operating costs and fund dividends on our capital stock.

At December 31, 2007, we had cash and equivalents of $35.4 million.  We anticipate that there will be a favorable investment climate in 2008 and beyond and therefore we anticipate utilizing our existing excess capital to fund additional investments.  Assuming the availability of capital from more efficiently leveraging our asset base, before raising any additional capital from the issuance of common or preferred stock, we anticipate that we would have approximately $75 million available to invest.  This amount includes $7.3 million from the sale of certain equity investments in January 2008.

We anticipate investing the majority of our $75 million of investable capital in 2008, principally in Agency RMBS but also potentially in non-agency RMBS and CMBS, all of which would be ‘AAA’-rated, or near-‘AAA’ rated.  If we deploy the majority of our capital and still believe there are attractive investments available, we anticipate raising additional equity capital if such capital could be raised at an attractive valuation.

In deploying new capital, we are likely to utilize repurchase agreement financing which will subject us to liquidity risk driven by fluctuations in market values of the collateral pledged to support the reverse repurchase agreement.  We will attempt to mitigate these risks by limiting the investments that we purchase to higher-credit quality investments, and by managing certain aspects of the investments such as potential market value changes from changes in interest rates, as much as possible.

From the cash flow generated by our investment portfolio, we fund our operating overhead costs, pay the dividend on the Series D Preferred Stock and service any outstanding debt.  Our investment portfolio continues to provide positive cash flow, which can be utilized by us for reinvestment purposes.  We have primarily utilized our cash flow during 2007 to pay down repurchase agreement financing.  Relative to others in our industry, our capital base is less leveraged, and we have much greater financial flexibility and resources.

Management believes that our investment portfolio cash flows will be adequate over the next twelve months to fund our operating needs and to pay dividends.

During 2007, we reissued a securitization bond that was initially issued in April 2002 and that had previously been redeemed in April 2005.  We received proceeds of $35.3 million on the sale.  In addition, the joint venture distributed $36.5 million of its capital to its three members during 2007, $18.2 million of which was received by the Company.

We believe that investment opportunities for our capital may be more readily available in the foreseeable future as disruptions in the fixed income markets, particularly in the residential mortgage market, has caused a decline in prices on most residential mortgage securities.  These disruptions have caused volatility in asset prices, causing such asset prices to decline, correspondingly increasing yields.  Equity prices on companies which originate or invest in these securities have also declined.  As a result, we have evaluated several potential investment opportunities for residential mortgage securities, but to date, have not made meaningful investments of our capital.  The timing of any reinvestment will depend on the investment opportunity available and whether, in the opinion of management and the Board of Directors, such investment represents an acceptable risk-adjusted return opportunity for the Company’s capital.

We currently utilize a combination of equity, securitization financing and repurchase agreement financing to finance our investment portfolio.  Securitization financing represents bonds issued that are recourse only to the assets pledged as collateral to support the financing and are not otherwise recourse to us.  At December 31, 2007, we had $204.4 million of non-recourse securitization financing outstanding, most of which carries a fixed rate of interest.  The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk.  Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bond equals 35% or less of the original principal balance of the bonds.  One series of bonds with a principal balance of $29.7 million at December 31, 2007 and collateralized by commercial mortgage loans is redeemable at par on June 15, 2008.

Repurchase agreement financing is recourse to the assets pledged and to the resources of our company and requires us to post margin (i.e., collateral deposits in excess of the repurchase agreement financing).  The repurchase agreement counterparty at any time can request that we post additional margin or repay all financing balances.  Repurchase agreement financing is not committed financing to the Company, and it generally renews or rolls every 30 days.  The amounts advanced to the Company by the repurchase agreement counterparty are determined largely based on the fair value of the asset pledged to the counterparty, subject to its willingness to provide financing.  During 2007, we paid off one of our repurchase agreements and paid down the other in order to reduce our leverage and as a result of the unfavorable renewal terms available due to market conditions.  During the fourth quarter, we paid down an additional $31.0 million on the repurchase agreement and renewed the remaining balance for 30 days at LIBOR + 0.10%.

Contractual Obligations and Commitments

The following table shows expected cash payments on our contractual obligations as of December 31, 2007 for the following time periods:

(amounts in thousands)	Payments due by period
Contractual Obligations(1)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-Term Debt Obligations:(2)
Securitization financing(3)	$252,979	$26,800	$146,772	$56,412	$22,995
Repurchase agreements	4,612	4,612	–	–	–
Operating lease obligations	60	60	–	–	–
Mortgage servicing obligations (4)	4,944	408	1,135	648	2,753
Obligation under payment agreement(5)	23,282	1,582	2,958	18,742	–
Total	$285,877	$33,462	$150,865	$75,802	$25,748

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
(3)
Securitization financing is non-recourse to us as the bonds are payable solely from loans and securities pledged as securitized mortgage loans.  Payments due by period were estimated based on the principal repayments forecast for the underlying loans and securities, substantially all of which is used to repay the associated securitization financing outstanding.

(4)
Represents anticipated payments made by us to the subservicer of certain loans pledged to a securitization trust where we have an obligation to pay subservicing fees in excess of amounts paid by the trust .

(5)
We entered an agreement to contribute to a joint venture all of the net cash flows, including principal and interest,  from our interests in a pool of securitized commercial mortgage loans.  By agreement, the joint venture is scheduled to dissolve no later than 2011.

Off-Balance Sheet Arrangements

We do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Selected Quarterly Results

The following tables present our unaudited selected quarterly results for 2007 and 2006.

Summary of Selected Quarterly Results (unaudited)
(amounts in thousands except  per share data)

Year Ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Total interest income	$8,215	$8,023	$7,473	$7,067
Net interest income after recapture of provision for loan losses	2,983	3,665	2,584	2,732
Net income (2)	1,942	2,702	2,686	1,569
Basic and diluted net income per common share	0.08	0.14	0.14	0.05
Cash dividends declared per common share	–	–	–	–

Average interest-earning assets (3)	359,115	343,436	324,087	306,234
Average borrowed funds	301,139	287,263	256,311	217,816

Net interest spread on interest-earning assets (4)	1.35%	2.17%	1.39%	1.79%
Average asset yield	8.32%	8.41%	8.44%	8.63%
Net yield on average interest-earning assets(1)	2.48%	3.19%	2.86%	2.77%
Cost of funds(4)	6.97%	6.24%	7.05%	6.85%

Year Ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Total interest income	$14,766	$14,192	$13,000	$8,491
Net interest income after provision for loan losses	2,407	2,543	3,102	3,050
Net income (loss)	1,213	1,615	(215)	2,297
Basic and diluted net income (loss) per common share	0.01	0.05	(0.10)	0.11
Cash dividends declared per common share	–	–	–	–

Average interest-earning assets (3)	764,682	713,000	588,306	375,152
Average borrowed funds	635,877	609,813	502,842	316,388

Net interest spread on interest-earning assets	(0.13)%	0.14%	0.83%	2.00%
Average asset yield	7.59%	7.68%	8.39%	8.28%
Net yield on average interest-earning assets (1)	1.18%	1.22%	1.90%	2.95%
Cost of funds	7.72%	7.54%	7.56%	6.28%

(1)	Computed as net interest margin excluding non-interest non-recourse securitization financing expenses divided by average interest-earning assets.
(2)
The decrease in net income during the fourth quarter of 2007 relates primarily to losses incurred by a joint venture, which is accounted for under the equity method.  The loss was related to a $3.9 million decrease in the fair value of an investment.

(3)	Excludes cash and cash equivalents.
(4)
Second quarter 2007 net interest spread increased compared to other quarters and cost of funds decreased due to amortization of asset discounts and bond premiums resulting from the prepayment of three commercial loans that constituted 17% of outstanding UPB.

FORWARD-LOOKING STATEMENTS

Certain written statements in this Form 10-K that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  All statements contained in this annual report addressing the results of operations, our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to investment strategies, net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements.  The forward-looking statements are based upon management’s views and assumptions as of the date of this report, regarding future events and operating performance and are applicable only as of the dates of such statements.  Such forward-looking statements may involve factors that could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements.  We caution readers not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize.

Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

Reinvestment.  Asset yields today are generally lower than those assets sold or repaid, due to lower overall interest rates and more competition for these assets as investment assets have repaid or been sold.  We have generally been unable to find investments which have acceptable risk adjusted yields.  As a result, our net interest income has been declining, and may continue to decline in the future, resulting in lower earnings per share over time.  In order to maintain our investment portfolio size and our earnings, we need to reinvest a portion of the cash flows we receive into new interest-earning assets.  If we are unable to find suitable reinvestment opportunities, the net interest income on our investment portfolio and investment cash flows could be negatively impacted.

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

Investment Portfolio Cash Flow.  Cash flows from the investment portfolio fund our operations, dividends, and repayments of outstanding debt, and are subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses, particularly given the high degree of internal structural leverage inherent in our securitized investments.  Based on the performance of the underlying assets within the securitization structure, cash flows which may have otherwise been paid to us as a result of our ownership interest may be retained within the structure.  Cash flows from the investment portfolio are likely to sequentially decline until we meaningfully begin to reinvest our capital.  There can be no assurances that we will find suitable investment alternatives for our capital, nor can there be assurances that we will meet our reinvestment and return hurdles.

Defaults.  Defaults by borrowers on loans we securitized may have an adverse impact on our financial performance, if actual credit losses differ materially from our estimates or exceed reserves for losses recorded in the financial statements.  The allowance for loan losses is calculated on the basis of historical experience and management’s best estimates.  Actual default rates or loss severity may differ from our estimate as a result of economic conditions.  Actual defaults on adjustable rate mortgage loans may increase during a rising interest rate environment.  In addition, commercial mortgage loans are generally large dollar balance loans, and a significant loan default may have an adverse impact on our financial results.  Such impact may include higher provisions for loan losses and reduced interest income if the loan is placed on non-accrual.

Interest Rate Fluctuations.  Our income and cash flow depends on our ability to earn greater interest on our investments than the interest cost to finance these investments.  Interest rates in the markets served by us generally rise or fall with interest rates as a whole.  Approximately $220 million of our investments, including loans and securities currently pledged as securitized mortgage loans and securities, are fixed rate and approximately $75 million of our investments are variable rate.  We currently finance these fixed rate assets through $167 million of fixed rate securitization financing, $34 million of variable rate securitization financing, and $5 million of variable rate repurchase agreements.  The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have periodic interest rate caps; the related borrowing has no delayed resets or such interest rate caps.

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

Competition.  The financial services industry is a highly competitive market in which we compete with a number of institutions with greater financial resources.  In purchasing portfolio investments and in issuing securities, we compete with other mortgage REITs, investment banking firms, savings and loan associations, commercial banks, mortgage bankers, insurance companies, federal agencies and other entities, many of which have greater financial resources and a lower cost of capital than we do.  Increased competition in the market and our competitors greater financial resources have adversely affected us and may continue to do so.  Competition may also continue to keep pressure on spreads resulting in us being unable to reinvest our capital on an acceptable risk-adjusted basis.

Regulatory Changes.  Our businesses as of and for the year ended December 31, 2007 were not subject to any material federal or state regulation or licensing requirements.  However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect us and the performance of our securitized loan pools or our ability to collect on our delinquent property tax receivables.  We are a REIT and are required to meet certain tests in order to maintain our REIT status as described in the earlier discussion of “Federal Income Tax Considerations.”  If we should fail to maintain our REIT status, we would not be able to hold certain investments and would be subject to income taxes.

Section 404 of the Sarbanes-Oxley Act of 2002.  We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC and the New York Stock Exchange.  Failure to comply may result in doubt in the capital markets about the quality and adequacy of our internal controls and corporate governance.  This could result in our having difficulty in, or being unable to, raise additional capital in these markets in order to finance our operations and future investments.

Other.  The following risks, which are discussed in more detail in ITEM 1A – RISK FACTORS above, could also affect our results of operations, financial condition and cash flows:

•
We may be unable to invest in new assets with attractive yields, and yields on new assets in which we do invest may not generate attractive returns, resulting in a decline in our earnings per share over time.

•
New investments may entail risks that we do not currently have in our investment portfolio or may substantially add risks to the investment portfolio which we may or may not have managed in the past as part of our investment strategy.  In addition, while we have owned Agency RMBS in the past, we have never had a significant amount of our capital invested in these assets.

•	Competition may prevent us from acquiring new investments at favorable yields potentially negatively impacting our profitability.
•	Our ownership of certain subordinate interests in securitization trusts subjects us to credit risk on the underlying loans, and we provide for loss reserves on these loans as required under GAAP.
•	Our efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans or losses on our investments.

•
Certain investments employ internal structural leverage as a result of the securitization process, and are in the most subordinate position in the capital structure, which magnifies the potential impact of adverse events on our cash flows and reported results.

•	We may be subject to the risks associated with inadequate or untimely services from third-party service providers, which may harm our results of operations.
•	Prepayments of principal on our investments, and the timing of prepayments, may impact our reported earnings and our cash flows.
•	We may finance a portion of our investment portfolio with short-term recourse repurchase agreements which may subject us to margin calls if the assets pledged subsequently decline in value.
•	Interest rate fluctuations can have various negative effects on us, and could lead to reduced earnings and/or increased earnings volatility.
•	Hedging against interest rate exposure may adversely affect our earnings.
•	Our reported income depends on accounting conventions and assumptions about the future that may change.
•	Failure to qualify as a REIT would adversely affect our dividend distributions and could adversely affect the value of our securities.
•	Maintaining REIT status may reduce our flexibility to manage our operations.
•	We may fail to properly conduct our operations so as to avoid falling under the definition of an investment company pursuant to the Investment Company Act of 1940.
•	We are dependent on certain key personnel.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS 160 addresses reporting requirements in the financial statements of non-controlling interests to their equity share of subsidiary investments.   SFAS 160 applies to reporting periods beginning after December 15, 2008.  We are currently evaluating the potential impact on adoption of SFAS 160.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value.  SFAS 159 applies to reporting periods beginning after November 15, 2007.  The Company does not expected the adoption of SFAS 159 in the first quarter of 2008 to have a material impact on its consolidated financial statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years.  Earlier application is permitted provided that the reporting entity has not yet issued interim or annual financial statements for that fiscal year.  The Company does not expected the adoption of SFAS 157 in the first quarter of 2008 to have a material impact on its consolidated financial statements.

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Our adoption of FIN 48 did not have a material impact on the Company’s financial statements.

On January 1, 2007, we adopted SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.”  This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations and to initially measure those servicing assets and servicing liabilities at fair value, if practicable.  The Company elected the option to measure its servicing rights at fair value at each reporting date with changes in fair value recorded in its earnings.  The Company’s adoption of SFAS 156 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” which revised SFAS No. 141, “Business Combinations.”  This pronouncement is effective as of January 1, 2009.  Under SFAS 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity.  SFAS 141-R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date.  SFAS 141-R will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination.  Under SFAS 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill.  As the provisions of SFAS 141-R are applied prospectively, the impact cannot be determined until the transactions occur.  We are currently evaluating the impact, if any, that SFAS 141-R may have on the Company’s financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices.  Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of our market risk management extends beyond derivatives to include all market risk sensitive financial instruments.  As a specialty finance company, net interest income comprises the primary component of our earnings and cash flows.  We are subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of our interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or re-price within specified periods.

We monitor the aggregate cash flow, projected net interest income and estimated market value of our investment portfolio under various interest rate and prepayment assumptions.  While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

We specifically focus on the sensitivity of our investment portfolio cash flow, primarily the cash flow generated from the net interest income of our investment portfolio, and measure such sensitivity to changes in interest rates.  Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments.  Because cash and cash equivalents are such a large portion of our overall assets, we also calculate the sensitivity of our cash flows including cash and cash equivalents as if they are part of our investment portfolio.  For both analyses, we estimate our net interest income cash flow for the next twenty-four months assuming interest rates over such time period follow the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of December 31, 2007, which we refer to as the Base Case.  Once the Base Case has been estimated, net interest income cash flows are projected for each of the defined interest rate scenarios.  Those scenario results are then compared against the Base Case to determine the estimated change to cash flow.  To the extent we have any cash flow changes from interest rate swaps, caps, floors or any other derivative instrument, they are included in this analysis.

The following table summarizes our net interest income cash flow and sensitivity analyses as of December 31, 2007 under the assumptions set forth above.  These analyses represent management’s estimate of the change in net interest income cash flow (expressed in dollar terms and as a percentage of the Base Case) for the investment portfolio only and the investment portfolio inclusive of cash and cash equivalents, given a parallel shift in interest rates as discussed above.

As noted above, the Base Case represents the interest rate environment as it existed as of December 31, 2007.  At December 31, 2007, both one-month LIBOR and six-month LIBOR was 4.60%.  The analysis below is heavily dependent upon the assumptions used in the model.  The effect of changes in future interest rates beyond the forward LIBOR curve, the shape of the yield curve or the mix of our assets and liabilities may cause actual results to differ significantly from the modeled results.  In addition, certain investments which we own provide a degree of “optionality.” The most significant option affecting our portfolio is the borrowers’ option to prepay the loans.  The model applies prepayment rate assumptions representing management’s estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio.  The model applies the same prepayment rate assumptions for all five cases indicated below.  The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis.  Furthermore, the projected results assume no additions or subtractions to our portfolio, and no change to our liability structure.  Historically, there have been significant changes in our investment portfolio and the liabilities incurred by us.  As a result of anticipated prepayments on assets in the investment portfolio, there are likely to be such changes in the future.

	Investment Portfolio		Investment Portfolio, including Cash and Cash Equivalents
(amounts in thousands) Basis Point Change in Interest Rates	Cash Flow	Percent	Cash Flow	Percent
+200	$15,035	5.4%	$19,553	13.5%
+100	14,675	2.9%	18,420	6.9%
Base Case	14,265	–	17,235	–
-100	14,237	(0.2)%	16,432	(4.7)%
-200	14,583	2.2%	16,011	(7.1)%

As noted in the table above, net interest income cashflow from our investment portfolio is generally largely insulated from shifts in interest rates due principally to the fact that we have match-funded a large percentage of our investments.   Approximately $220 million of our investment portfolio is comprised of loans or securities that have coupon rates that are fixed.  Approximately $75 million of our investment portfolio as of December 31, 2007 was comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates.    Approximately $167 million of our liabilities are fixed rate and approximately $39 million are floating rate liabilities, which reset monthly based on one-month LIBOR.  Approximately 69%, 10% and 9% of the adjustable rate loans underlying our securitized mortgage loans are indexed to and reset based upon the level of six-month LIBOR, one-year constant maturity treasury rate and prime rate, respectively.

Generally, during a period of rising short-term interest rates, our net interest income earned and the corresponding cash flow on our investment portfolio will decrease.  The decrease of the net interest spread results from (i) fixed rate loans and investments financed with variable rate debt, (ii) the lag in resets of the adjustable rate loans relative to the rate resets on the associated borrowings, and (iii) rate resets on the adjustable rate loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation.  As to item (i), we have substantially limited our interest rate risk by match funding fixed rate assets and variable rate assets.  As to items (ii) and (iii), as short-term interest rates stabilize and the adjustable rate loans reset, the net interest margin may be partially restored as the yields on the adjustable rate loans adjust to market conditions.

Net interest income may increase following a fall in short-term interest rates.  This increase may be temporary as the yields on the adjustable rate loans generally reset less frequently than floating-rate liabilities and are limited as to how much they actually reset.  The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap, cap or floor agreements, to the extent that we have entered into such agreements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the related notes, together with the Report of the Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-25 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d – 15(e) under the Exchange, as of the end of the period covered by this report (the Evaluation Date).  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the Evaluation Date our disclosure controls and procedures were effective to provide reasonable assurance that we record, process, summarize and report within the time periods specified in SEC rules and forms the information we must disclose in reports that we file or submit under the Exchange Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles.  Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”  Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by BDO Seidman, LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Form 10-K.  BDO Seidman, LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page F-4 hereof.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is included in the proxy statement for our 2008 Annual Meeting of Shareholders (the 2008 Proxy Statement) under the captions “Election of Directors,” “Committees of the Board,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is included in the 2008 Proxy Statement under the captions “Executive Compensation” and “Directors’ Compensation,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included in the 2008 Proxy Statement under the caption “Ownership of Stock,” and is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007, with respect to the Company’s equity compensation plans, under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity Compensation Plans Approved by Shareholders:
2004 Stock Incentive Plan	373,146	(1)	$7.53	1,126,854

Equity Compensation Plans Not Approved by Shareholders(2)	–		–	–

Total	373,146		$7.53	1,126,854

(1)	Amount includes all SAR awards to employees and stock option awards to directors.
(2)	The Company does not have any equity compensation plans that have not been approved by shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is included in the 2008 Proxy Statement under the captions “Related Person Transactions” and “Director Independence,”and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is included in the 2008 Proxy Statement under the caption “Audit Information,” and is incorporated herein by reference.

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
3.1
Articles of Incorporation, as amended, effective as of February 4, 1988 (incorporated herein by reference to Exhibit 4.9 to Dynex’s Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-10783) filed March 21, 1997).

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Dynex’s Current Report on Form 8-K filed June 21, 2006).
3.3
Amendment to Articles of Incorporation, effective December 29, 1989 (incorporated herein by reference to Exhibit 4.10 to Dynex’s Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-10783) filed March 21, 1997).

3.4
Amendment to Articles of Incorporation, effective October 19, 1992 (incorporated herein by reference to Exhibit 4.2 to Dynex’s Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-10783) filed March 21, 1997).

3.5	Amendment to Articles of Incorporation, effective April 25, 1997 (incorporated herein by reference to Exhibit 3.10 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
3.6	Amendment to Articles of Incorporation, effective June 17, 1998 (incorporated herein by reference to Exhibit 3.7 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2004).
3.7	Amendment to Articles of Incorporation, effective August 2, 1999 (incorporated herein by reference to Exhibit 3.8 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2004).
3.8	Amendment to Articles of Incorporation, effective May 18, 2004 (incorporated herein by reference to Exhibit 3.3 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Number	Exhibit
10.1*	Dynex Capital, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.2*
Form of Stock Option Agreement for Non-Employee Directors under the Dynex Capital, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.3*
Form of Stock Appreciation Rights Agreement for Senior Executives under the Dynex Capital, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.4
Limited Liability Company Agreement of Copperhead Ventures, LLC dated September 8, 2006 (portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated herein by reference to Exhibit 10.1 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.5*	Severance Agreement between Dynex and Stephen J. Benedetti dated June 11, 2004 (filed herewith).

21.1	List of consolidated entities of Dynex (filed herewith).
23.1	Consent of BDO Seidman, LLP (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

________________________________________

*  Denotes management contract.

(b)           Exhibits:  See Item 15(a)(3) above.

(c)           Financial Statement Schedules:  None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNEX CAPITAL, INC.
(Registrant)

February 27, 2008	/s/ Stephen J. Benedetti
Stephen J. Benedetti, Executive Vice President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas B. Akin	Chairman and Chief Executive Officer	February 27, 2008
Thomas B. Akin	(Principal Executive Officer)

/s/ Stephen J. Benedetti	Executive Vice President and Chief	February 27, 2008
Stephen J. Benedetti	Operating Officer
(Principal Financial Officer)

/s/ Jeffrey L. Childress	Controller	February 27, 2008
Jeffrey L. Childress	(Principal Accounting Officer)

/s/ Leon A. Felman	Director	February 27, 2008
Leon A. Felman

/s/ Barry Igdaloff	Director	February 27, 2008
Barry Igdaloff

/s/ Daniel K. Osborne	Director	February 27, 2008
Daniel K. Osborne

/s/ Eric P. Von der Porten	Director	February 27, 2008
Eric P. Von der Porten

DYNEX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Annual Report Filed with

Securities and Exchange Commission

December 31, 2007

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Dynex Capital, Inc.
Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. (Dynex) as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of Dynex’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynex at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynex's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 6, 2008 expressed an unqualified opinion thereon.

BDO SEIDMAN, LLP

Richmond, Virginia
February 6, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Dynex Capital, Inc.
Glen Allen, Virginia

We have audited Dynex Capital, Inc.’s (Dynex) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Dynex’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on Dynex’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Dynex maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynex Capital, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 6, 2008 expressed an unqualified opinion thereon.

BDO SEIDMAN, LLP

Richmond, Virginia
February 6, 2008

CONSOLIDATED BALANCE SHEETS
DYNEX CAPITAL, INC.

December 31, 2007 and 2006
(amounts in thousands except share data)

	2007	2006
ASSETS
Cash and cash equivalents	$35,352	$56,880
Other assets	5,671	6,111
	41,023	62,991
Investments:
Securitized mortgage loans, net	278,463	346,304
Investment in joint venture	19,267	37,388
Securities	29,231	13,143
Other loans and investments	6,774	6,731
	333,735	403,566
	$374,758	$466,557
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Securitization financing	$204,385	$211,564
Repurchase agreements	4,612	95,978
Obligation under payment agreement	16,796	16,299
Other liabilities	7,029	6,178
	232,822	330,019

Commitments and Contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share,
50,000,000 shares authorized:
9.5% Cumulative Convertible Series D,
4,221,539 shares issued and outstanding	41,749	41,749
($43,218 aggregate liquidation preference)
Common stock, par value $.01 per share, 100,000,000 shares authorized,
12,136,262 and 12,131,262 shares issued and outstanding, respectively	121	121
Additional paid-in capital	366,716	366,637
Accumulated other comprehensive income	1,093	663
Accumulated deficit	(267,743)	(272,632)
	141,936	136,538
	$374,758	$466,557

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
DYNEX CAPITAL, INC.

Years ended December 31, 2007, 2006 and 2005
(amounts in thousands except share data)

	2007	2006	2005
Interest income:
Securitized mortgage loans	$26,424	$46,240	$68,387
Securities	1,256	1,558	3,885
Cash and cash equivalents	2,611	2,015	767
Other loans and investments	487	636	1,356
	30,778	50,449	74,395

Interest and related expense:
Securitization financing	14,999	33,172	57,166
Repurchase agreements	3,546	5,933	5,428
Obligation under payment agreement	1,525	489	–
Other	25	(232)	(88)
	20,095	39,362	62,506

Net interest income	10,683	11,087	11,889
Recapture of (provision for) loan losses	1,281	15	(5,780)
Net interest income after recapture of (provision for) loan losses	11,964	11,102	6,109

Impairment charges	–	(60)	(2,474)
Equity in income (loss) of joint venture, net	709	(852)	–
Loss on capitalization of joint venture	–	(1,194)	–
Gain (loss) on sale of investments, net	755	(183)	9,609
General and administrative expenses	(3,996)	(4,521)	(5,681)
Other (expense) income	(533)	617	2,022
Net income	8,899	4,909	9,585
Preferred stock dividends	(4,010)	(4,044)	(5,347)
Net income to common shareholders	$4,889	$865	$4,238

Net income per common share:
Basic and diluted	$0.40	$0.07	$0.35

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
DYNEX CAPITAL, INC.

Years ended December 31, 2007, 2006, and 2005
(amounts in thousands except share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance at January 1, 2005	$55,666	$122	$366,896	$3,817	$(277,735)	$148,766

Net income	–	–	–	–	9,585	9,585
Other comprehensive income:
Amounts related to hedge instruments, net	–	–	–	609	–	609
Change in market value of securities	–	–	–	(4,276)	–	(4,276)
Reclassification adjustment for net losses included in net income	–	–	–	(10)	–	(10)
Total comprehensive income						5,908

Dividends on preferred stock	–	–	–	–	(5,347)	(5,347)
Issuance of common stock	–	–	7	–	–	7

Balance at December 31, 2005	55,666	122	366, 903	140	(273,497)	149,334

Net income	–	–	–	–	4,909	4,909
Other comprehensive income:
Change in market value of securities	–	–	–	891	–	891
Reclassification adjustment for net (gains) included in net income	–	–	–	(368)	–	(368)
Total comprehensive income						5,432

Redemption of preferred stock	(13,917)	–	(155)	–	–	(14,072)
Conversion of preferred stock for common stock	–	–	4	–	–	4
Dividends on preferred stock	–	–	–	–	(4,044)	(4,044)
Repurchase of common stock	–	(1)	(219)	–	–	(220)
Stock option issuance	–	–	104	–	–	104

Balance at December 31, 2006	41,749	121	366,637	663	(272,632)	136,538

Net income	–	–	–	–	8,899	8,899
Other comprehensive income:
Change in market value of securities	–	–	–	1,256	–	1,256
Reclassification adjustment for net (gains) included in net income	–	–	–	(826)	–	(826)
Total comprehensive income						9,329

Dividends on preferred stock	–	–	–	–	(4,010)	(4,010)
Stock option exercise	–	–	37	–	–	37
Stock option issuance	–	–	42	–	–	42

Balance at December 31, 2007	$41,749	$121	$366,716	$1,093	$(267,743)	$141,936

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DYNEX CAPITAL, INC.

Years ended December 31, 2007, 2006 and 2005
(amounts in thousands except share data)
	2007	2006	2005
Operating activities:
Net income	$8,899	$4,909	$9,585
Adjustments to reconcile net income to cash provided by operating activities:
Equity in (earnings) loss of joint venture	(709)	852	–
Distribution of joint venture earnings	1,125	–	–
Loss on capitalization of joint venture	–	1,194	–
(Recapture of) provision for loan loss	(1,281)	(15)	5,780
Impairment charges	–	60	2,474
(Gain) loss on sale of investments	(755)	183	(9,609)
Amortization and depreciation	(583)	(538)	2,607
Stock based compensation expense	306	244	–
Net change in other assets and other liabilities	1,023	536	1,500
Net cash and cash equivalents provided by operating activities	8,025	7,425	12,337

Investing activities:
Principal payments received on securitized mortgage loans	68,787	93,945	144,532
Purchase of securities and other investments	(27,882)	(17,221)	(56,246)
Payments received on securities, other loans and investments	9,871	28,819	117,264
Proceeds from sales of securities and other investments	3,762	3,348	15,321
Return of capital from joint venture	17,095	–	–
Other	1,035	(385)	168
Net cash and cash equivalents provided by investing activities	72,668	108,506	221,039

Financing activities:
Principal payments on securitization financing	(40,547)	(48,283)	(102,510)
Proceeds on sale of bonds	35,289	–	–
Redemption of securitization financing	–	–	(195,653)
(Repayment of) borrowings under repurchase agreements, net	(92,990)	(37,337)	62,847
Redemption of preferred stock	–	(14,068)	–
Proceeds from issuance of common stock	37	–	–
Repurchase of common stock	–	(220)	–
Dividends paid	(4,010)	(4,378)	(5,347)
Net cash and cash equivalents used in financing activities	(102,221)	(104,286)	(240,663)
Net (decrease) increase in cash and cash equivalents	(21,528)	11,645	(7,287)
Cash and cash equivalents at beginning of year	56,880	45,235	52,522
Cash and cash equivalents at end of year	$35,352	$56,880	$45,235

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

December 31, 2007, 2006, and 2005
(amounts in thousands except share and per share data)

NOTE 1 – ORGANIZATION

Dynex Capital, Inc., together with its subsidiaries (the Company), has elected to be treated as a real estate investment trust (REIT) for federal income tax purposes.  In order to maintain its status as a REIT, the Company must comply with several requirements under the Internal Revenue Code (the Code).  The Company believes it has complied with the requirements for qualification as a REIT under the Code.

The Company was incorporated in the Commonwealth of Virginia in 1987 and is currently based in Glen Allen, Virginia.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States (GAAP) and the instructions to the Form 10-K.  The consolidated financial statements include the accounts of the Company, its qualified REIT subsidiaries and its taxable REIT subsidiary.  All intercompany balances and transactions have been eliminated in consolidation.

Certain amounts for 2005 and 2006 have been reclassified to conform to the current year presentation.  Stock based compensation expense on liability awards were reclassified from other liabilities to stock based compensation expense in the statement of cash flows.  Amounts previously reported separately as other investments and other loans have now combined and are being reported as other loans and investments.

Consolidation of Subsidiaries

The consolidated financial statements represent the Company’s accounts after the elimination of inter-company transactions.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others and variable interest entities in which it is determined to be the primary beneficiary in accordance with FIN 46(R).  The Company follows the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity.

Federal Income Taxes

The Company believes it has complied with the requirements for qualification as a REIT under the Code.  As such, the Company believes that it qualifies as a REIT for federal income tax purposes, and it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders.  The Company uses the calendar year for both tax and financial reporting purposes.  There may be differences between taxable income and income computed in accordance with GAAP.

Investments

Securitized Mortgage loans. Securitized mortgage loans consist of loans pledged to support the repayment of securitization financing bonds issued by the Company.  Securitized mortgage loans are reported at amortized cost.  An allowance has been established for currently existing losses on such loans.  Securities pledged, if any, are reported at estimated fair value.  Securitized mortgage loans can only be sold subject to the lien of the respective securitization financing indenture.

Investment in Joint Venture.  The Company accounts for its investment in joint venture using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under Financial Interpretation No. 46(R).  Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions.

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

Securities.  Securities include debt and equity securities, which are considered available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income.  The basis used to determine the gain or loss on any debt and equity securities sold is the specific identification method and average cost method, respectively.

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

Other investments also include real estate owned acquired through, or in lieu of, foreclosure in connection with the servicing of the delinquent tax lien receivables portfolio.  Such investments are considered held for sale and are initially recorded at fair value less cost to sell (net realizable value) at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, management periodically performs valuations and adjusts the property to the lower of cost and net realizable value.  Revenue and expenses related to and changes in the valuation of the real estate owned are included in other income (expense).

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

Premiums, Discounts, Debt Issuance Costs and Hedging Basis Adjustments

Premiums, discounts and hedging basis adjustments on investments and obligations are amortized into interest income or expense, respectively, over the life of the related investment or obligation using the effective yield method.  Hedging basis adjustments on associated debt obligations are amortized over the expected remaining life of the debt instrument.  If the indenture for a particular debt obligation provides for a step-up of interest rates on the optional redemption date for that obligation and the Company has the ability and intent to exercise its call option, then premiums, discounts, and hedging basis adjustments are amortized to that optional redemption date.  Otherwise, these amounts are amortized over the estimated remaining life of the obligation.  Costs incurred in connection with the issuance of debt are deferred and amortized over the estimated lives of their respective debt obligations using the effective yield method.

Derivative Financial Instruments

On occasion, the Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures (Interest Rate Agreements) to manage its sensitivity to changes in interest rates.  These interest rate agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments.  At the inception of an Interest Rate Agreement, these instruments are designated as either hedge positions or trading positions using criteria established in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended).  If, at the inception of an Interest Rate Agreement, formal documentation is prepared that describes the risk being hedged, identifies the hedging instrument and the means to be used for assessing the effectiveness of the hedge and if it can be demonstrated that the hedging instrument will be highly effective at hedging the risk exposure, the derivative instrument will be designated as a cash flow hedge position.  Otherwise, an Interest Rate Agreement will be classified as a trading position.

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

As a part of the Company’s interest rate risk management process, the Company may be required periodically to terminate hedge instruments.  Any basis adjustments or changes in the fair value of hedges recorded in other comprehensive income are recognized into income or expense in conjunction with the original hedge or hedged exposure.

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

Net Income Per Common Share

Net income per common share is presented on both a basic net income per common share and diluted net income per common share basis.  Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock options, using the treasury stock method, but only if these items are dilutive.  Each share of preferred stock is convertible into one share of common stock.

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

Estimates of fair value for financial instruments are based primarily on management’s judgment.  Since the fair value of the Company’s financial instruments is based on estimates, actual fair values recognized may differ from those estimates recorded in the consolidated financial statements.  The fair value of all financial instruments is presented in Note 9.

Allowance for Loan Losses.  An allowance for loan losses has been estimated and established for currently existing probable losses for loans in the Company’s investment portfolio that are considered impaired.  Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated.  The factors differ by loan type (e.g., single-family versus commercial) and collateral type (e.g., multifamily versus office).  The allowance for losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience.  Where loans are considered homogeneous, the allowance for losses are established and evaluated on a pool basis.  Otherwise, the allowance for losses is established and evaluated on a loan-specific basis.  Provisions made to increase the allowance are charged as a current period expense.  Single-family loans are considered impaired when they are 60 days past due.  Commercial mortgage loans are evaluated on an individual basis for impairment.  Commercial mortgage loans are secured by income-producing real estate and are evaluated for impairment when the debt service coverage ratio on the loan is less than 1:1.  Certain of the commercial mortgage loans are covered by loan guarantees that limit the Company’s exposure on these loans.

Loans secured by low-income housing tax credit properties account for 88% of the Company’s securitized commercial loan portfolio.  Section 42 of the Code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low income families.  Failure to comply with certain income and rental restrictions required by Section 42 or default on a loan financing a Section 42 property during the compliance period can result in the recapture of previously received tax credits.  The potential cost of tax credit recapture provides an incentive to the property owner to support the property during the compliance period.

Impairments of Securities.  The Company evaluates all securities in its investment portfolio for other-than-temporary impairments.  A security is generally defined to be other-than-temporarily impaired if, for a maximum period of three consecutive quarters, the carrying value of such security exceeds its estimated fair value, and the Company estimates, based on projected future cash flows or other fair value determinants, that the fair value will remain below the carrying value for the foreseeable future.  If an other-than-temporary impairment is deemed to exist, the Company records an impairment charge to adjust the carrying value of the security down to its estimated fair value.  In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.  Securities normally are not placed on non-accrual status if the servicer continues to advance on the impaired loans in the security.

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

Mortgage Servicing Rights.  The Company retains the primary servicing rights for certain of its loans and subcontracts the performance of the primary servicing to unrelated third parties.  The Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140” on January 1,  2007, and now accounts for its mortgage servicing rights at fair value with changes in fair value reported in earnings.

Contingencies.  In the normal course of business, there are various lawsuits, claims, and contingencies pending against the Company.  In accordance with SFAS No. 5, “Accounting for Contingencies,” we have established provisions for estimated losses from pending claims, investigations and proceedings.  Although the ultimate outcome of the various matters cannot be ascertained at this point, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole, such resolution may, however, have a material effect on the results of operations or cash flows in any future period, depending on the level of income for such period.

Securitization Transactions

The Company has securitized loans and securities in a securitization financing transaction by transferring financial assets to a wholly owned trust, and the trust issues non-recourse bonds pursuant to an indenture.  Generally, the Company retains some form of control over the transferred assets, and/or the trust is not deemed to be a qualified special purpose entity.  In instances where the trust is deemed not to be a qualified special purpose entity, the trust is included in the consolidated financial statements of the Company.  A transfer of financial assets in which the Company surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange.  For accounting and tax purposes, the loans and securities financed through the issuance of bonds in a securitization financing transaction are treated as assets of the Company, and the associated bonds issued are treated as debt of the Company as securitization financing.  The Company may retain certain of the bonds issued by the trust, and the Company generally will transfer collateral in excess of the bonds issued.  This excess is typically referred to as over-collateralization.  Each securitization trust generally provides the Company the right to redeem, at its option, the remaining outstanding bonds prior to their maturity date.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS 160 addresses reporting requirements in the financial statements of non-controlling interests to their equity share of subsidiary investments.   SFAS 160 applies to reporting periods beginning after December 15, 2008.  We are currently evaluating the potential impact on adoption of SFAS 160.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value.  SFAS 159 applies to reporting periods beginning after November 15, 2007.  The Company does not expected the adoption of SFAS 159 in the first quarter of 2008 to have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and all interim periods within those fiscal years.  Earlier application is permitted provided that the reporting entity has not yet issued interim or annual financial statements for that fiscal year.  The Company does not expected the adoption of SFAS 157 in the first quarter of 2008 to have a material impact on its consolidated financial statements.

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

On January 1, 2007, the Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.” This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations and to initially measure those servicing assets and servicing liabilities at fair value, if practicable.  The Company elected the option to measure its servicing rights at fair value at each reporting date with changes in fair value recorded in its earnings.  The Company’s adoption of SFAS 156 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (SFAS No. 141-R) which revised SFAS No. 141, “Business Combinations” (SFAS No. 141).  This pronouncement is effective as of January 1, 2009.  Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity.  SFAS No. 141-R requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date.  SFAS No. 141-R will have a significant impact on the accounting for transaction costs, restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination.  Under SFAS No. 141-R, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill.  As the provisions of SFAS No. 141-R are applied prospectively, the impact cannot be determined until the transactions occur.  The Company is currently evaluating the impact, if any, that SFAS 141-R may have on the Company’s financial statements.

NOTE 3 – SECURITIZED MORTGAGE LOANS, NET

The following table summarizes the components of securitized mortgage loans as of December 31, 2007 and 2006.

	2007	2006
Securitized mortgage loans:
Commercial	$185,998	$225,463
Single-family	86,088	116,060
	272,086	341,523
Funds held by trustees, including funds held for defeasance	7,225	7,351
Accrued interest receivable	1,940	2,380
Unamortized discounts and premiums, net	(67)	(455)
Loans, at amortized cost	281,184	350,799
Allowance for loan losses	(2,721)	(4,495)
	$278,463	$346,304

All of the securitized mortgage loans are encumbered by securitization financing bonds (see Note 7).

Commercial mortgage loans were originated principally in 1996 and 1997 and are collateralized by first deeds of trust on income producing properties.  Approximately 88% of commercial mortgage loans are secured by multifamily properties and approximately 12% by office, health-care, hospital, retail, warehouse and mixed-used properties.  There were no delinquent commercial mortgage loans as of December 31, 2007.

Single-family mortgage loans are secured by first deeds of trust on residential real estate and were originated principally from 1992 to 1997.  Single-family mortgage loans includes $403 of loans in foreclosure and $1,940 of loans more than 90 days delinquent, on which the Company continues to accrue interest.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is included in securitized mortgage loans, net in the accompanying consolidated balance sheets.  The following table summarizes the aggregate activity for the allowance for loan losses for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Allowance at beginning of year	$4,495	$19,035	$28,014
(Recapture of) provision for loan losses	(1,281)	(15)	5,780
Credit losses, net of recoveries	(493)	(4,172)	(3,450)
Loans sold/transferred	–	(10,353)	(11,309)
Allowance at end of year	$2,721	$4,495	$19,035

The loans sold/transferred amount of $10,353 in 2006 represents the allowance associated with the loans that were derecognized in connection with the initial formation of a joint venture (see Note 10).  The transfers of $11,309 in 2005 relate to the sale of the Company’s interest in three securitization trusts and the related loans, primarily manufactured housing loans.

The following table presents certain information on impaired securitized commercial mortgage loans.

	Investment in Impaired Loans	Reserves on Impaired Loans	Investment in Excess of Reserves
2005	$54,558	$21,609	$32,949
2006	13,266	4,107	9,159
2007	13,792	2,590	11,202

NOTE 5 – SECURITIES

The following table summarizes the Company’s amortized cost basis and fair value of securities, all of which are classified as available-for-sale, as of December 31, 2007 and 2006, and the related average effective interest rates at December 31, 2007 and 2006:

	2007		2006
	Value	Effective Interest Rate	Value	Effective Interest Rate
Securities, available-for-sale at amortized cost:
Agency mortgage-backed securities	$7,410	9.03%	$1,582	9.33%
Non-agency mortgage-backed securities	7,684	9.41%	9,780	6.88%
Equity securities	7,704		1,151
Corporate debt securities	4,722	12.46%	–
	27,520		12,513
Gross unrealized gains	2,406		636
Gross unrealized losses	(695)		(6)
Securities, available-for-sale at fair value	$29,231		$13,143

Investment activity.  During 2007, the Company purchased approximately $9,233 of common and preferred stock of publicly traded REITs and a $6,743 agency mortgage-backed security.  The Company sold $2,657 of equity securities during 2007 generating a net gain of $826.

The Company also purchased $5,000 of a senior unsecured convertible note issued by a public REIT during 2007.  The note carries interest at 11.75% and is convertible at the option of the holder at the initial conversion rate of 92.7085 shares per $1,000 principal amount of the note beginning September 30, 2007 up until the maturity date at September 1, 2027.  The notes can be called by the issuer anytime beginning September 1, 2012 and the Company can put the bond back to the issuer at its face amount anytime after that same date.  The conversion feature permits the security’s owner to convert the bond to 463,543 shares of Anthracite Capital common stock.  The Company bifurcated the conversion feature from the debt security and recorded it as a derivative asset at its fair value of $279 when the security was purchased and recorded an equal amount of discount on the corporate debt security.  The derivative asset is recorded in other loans and investments (see Note 6) on the balance sheet with changes in value being recorded in other income.

Unrealized gain/loss on securities.  The increase in unrealized gains on securities from 2006 to 2007 was primarily related to an increase in value in the Company’s investment in publicly traded REIT equity securities.  The increase in unrealized losses was related to a decline in value of the Company’s fixed rate mortgage securities primarily as a result of widening credit risk spreads during the year.

NOTE 6 – OTHER LOANS AND INVESTMENTS

The following table presents the components of other loans and investments at December 31, 2007 and 2006, respectively.

	2007	2006
Single-family mortgage loans	$2,486	$3,345
Multifamily and commercial mortgage loan participations	927	962
Unamortized discounts on mortgage loans	(289)	(378)
Mortgage loans, net	3,124	3,929

Delinquent property tax receivable securities	2,127	2,802
Notes receivable and other investments	1,523	–
Other loans and investments	$6,774	$6,731

Delinquent property tax receivable securities are net of an unrealized gain of $0 and $41 at December 31, 2007 and 2006, respectively.  These securities include real estate owned of $289 and $575 at December 31, 2007 and December 31, 2006, respectively.  On February 5, 2008, the Company announced that its indirect subsidiary, GLS Capital, Inc., received $1,625 from Allegheny County, Pennsylvania for the sale of substantially all of the remaining tax liens that GLS Capital, Inc. previously owned in Allegheny County.

As discussed in Note 5, the Company also purchased a senior unsecured convertible note which included a conversion feature that the Company bifurcated from the bond and recorded as a derivative asset at its fair value.  The derivative asset is included in notes receivable and other investments in the above table at its fair value of $153 at December 31, 2007.

NOTE 7 – SECURITIZATION FINANCING

The Company, through limited-purpose finance subsidiaries, has issued bonds pursuant to indentures in the form of non-recourse securitization financing.  Each series of securitization financing may consist of various classes of bonds, at either fixed or variable rates of interest and having varying repayment terms.  The Company, on occasion, may retain bonds at issuance, or redeem bonds and hold such bonds outstanding for possible future issuance.  Payments received on securitized mortgage loans collateralizing these bonds and any reinvestment income thereon is used to make payments on the securitization financing bonds (see Note 3).  The obligations under the securitization financing bonds are payable solely from the cash flows generated by the securitized mortgage loans and are otherwise non-recourse to the Company.  The stated maturity date for each class of bonds is generally calculated based on the final scheduled payment date of the underlying collateral pledged.  The actual maturity of each class will be directly affected by the rate of principal prepayments on the related collateral.  Each series is also subject to redemption at the Company’s option according to specific terms of the respective indentures.  As a result, the actual maturity of any class of a series of securitization financing is likely to occur earlier than its stated maturity.

In 2005, the Company redeemed one series of securitization financing bonds collateralized by single-family mortgage loans, financing such redemption with cash and repurchase agreement financing.  Because the redeemed bonds are held by a subsidiary of the Company that is distinct from the bond’s issuer, to which the bonds are a liability, the bonds are eliminated in the consolidated financial statements but remain legally outstanding.  One of these bonds with a par value of $36,119 was reissued during 2007 at a discount of $830 generating proceeds of $35,289.  The discount on the reissuance of this bond is being amortized into interest expense using the effective interest method over the estimated life of the bond.

The components of securitization financing along with certain other information at December 31, 2007 and 2006 are summarized as follows:

	2007		2006
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed rate classes	$167,398	6.6% - 8.8%	$206,478	6.6% - 8.8%
Variable rate class	34,500	5.1%	-
Accrued interest payable	1,186		1,428
Deferred costs	(1,851)		(2,848)
Unamortized net bond premium	3,152		6,506
	$204,385		$211,564

Range of stated maturities	2024-2027		2024-2027
Estimated weighted average life	3.3 years		3.5 years
Number of series	3		2

At December 31, 2007, the weighted-average effective rate of the fixed rate classes was 6.9%.  The average effective rate of interest for securitization financing was 7.2%, 8.1%, and 7.4%, for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 8 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  The Company had repurchase agreements of $4,612 and $95,978, at December 31, 2007 and 2006, respectively.  The repurchase agreement matures monthly and has a rate of 0.10% over one-month LIBOR (4.6% at December 31, 2007).  The amounts outstanding under the repurchase agreement are collateralized by securitization financing bonds with a fair value of $42,975 at December 31, 2007, and which pay interest at a blended rate of one-month LIBOR plus 0.10%.

NOTE 9 – FAIR VALUE AND ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires the disclosure of the estimated fair value of financial instruments.  The following table presents the recorded basis and estimated fair values of the Company’s financial instruments as of December 31, 2007 and 2006:

	2007		2006
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Securitized mortgage loans, net	$278,463	$282,242	$346,304	$369,984
Securities	29,231	29,231	13,143	13,143
Other loans and investments	6,774	7,407	6,731	7,507

Liabilities:
Securitization financing	204,385	212,327	211,564	230,575
Repurchase agreements	4,612	4,612	95,978	95,978
Obligation under payment agreement	16,796	15,473	16,299	16,541

Estimates of fair value for securitized mortgage loans are determined by calculating the present value of the projected cash flows of the instruments, using discount rates, prepayment rate assumptions and credit loss assumptions based on historical experience and estimated future activity, and using discount rates commensurate with those the Company believes would be used by third parties.  Prepayment rate assumptions for each year are based in part on the actual prepayment rates experienced for the prior six-month period and in part on management’s estimate of future prepayment activity.  The loss assumptions utilized vary for each series of securitized mortgage loans, depending on the collateral pledged.  Estimates of fair value for other investments are determined by calculating the present value of the projected net cash flows, inclusive of the estimated cost to service these investments.  Estimates of fair value for securities are based principally on market prices provided by certain dealers.  Fair value for securitization financing is determined based on estimated current market rates for similar instruments.  Since estimates of fair value for the obligation under payment agreement are based on cash flows generated by certain securitized mortgage loans, the discount rate, prepayment rate and credit loss assumptions are consistent with those used to value the securitized mortgage loans.

NOTE 10 – INVESTMENT IN JOINT VENTURE

The Company, through a wholly-owned subsidiary, holds a 49.875% interest in Copperhead Ventures, LLC, a joint venture primarily between the Company and DBAH Capital, LLC, an affiliate of Deutsche Bank, A.G.

In connection with the formation and initial capitalization of the joint venture in 2006, the Company contributed its interests in a pool of securitized commercial mortgage loans issued by a subsidiary of the Company, and additionally agreed under a payment agreement (included in the consolidated financial statements as “obligation under payment agreement”) to make payments to the joint venture based on cash flows received by the Company from its interests in a second pool of securitized commercial mortgage loans.  The joint venture has a termination date of April 16, 2009.

With respect to the payment agreement, the Company has the right to repurchase the payment agreement from the joint venture under certain circumstances at its then fair value, and the Company has the right of first refusal should the joint venture decide to sell the agreement in the future.  The Company recorded an investment in the joint venture and a liability, which is included in obligation under payment agreement in the balance sheet, equal to the estimated fair value of the estimated future cash flows of the trust when the joint venture was formed.

The Company accounts for its investment in the joint venture using the equity method, under which it recognizes its proportionate share of the joint ventures earnings or loss and changes in accumulated other comprehensive income.  The Company reported equity in the earnings of the joint venture of $709 and $610 for the decrease in accumulated other comprehensive income of the joint venture for the year ended December 31, 2007.

 The equity in earnings of the joint venture represents $1,156 for the Company’s interest in the earnings of the joint venture reduced by approximately $447 related to the amortization of the difference between the fair value of the assets contributed to the joint venture and the Company’s initial capital interest per the financial statements of the venture.

The following table presents the results of operations for the joint venture for the year ended December 31, 2007 and the period ended December 31, 2006 and the financial condition as of December 31, 2007 and 2006.

Condensed Statement of Operations	2007	2006
Interest income	$5,819	$1,611
Interest expense	–	–
Impairment	–	(3,664)
(Loss) gain on derivative instruments	(3,275)	589
Net income (loss)	$2,318	$(1,508)

Condensed Balance Sheet	2007	2006
Total assets	$37,972	$73,219
Total liabilities	–	–
Total equity	$37,972	$73,219

The joint venture’s trading loss of $3,275 in 2007 is related to a decline in value of the redemption right the joint venture has on a commercial securitization trust.  The redemption right was recorded as a derivative asset and is recorded at fair value with changes in fair value recorded in earnings.

The decline in the joint venture’s equity is related to a $36,530 distribution of excess cash during 2007, which was agreed to by the members.

NOTE 11 – EARNINGS PER SHARE

The following table reconciles the numerator and denominator for both the basic and diluted earnings per share for the years ended December 31, 2007, 2006, and 2005.

	2007		2006		2005
	Income	Weighted Average Common Shares	Income	Weighted Average Common Shares	Income	Weighted Average Common Shares

Net income	$8,899		$4,909		$9,585
Preferred stock charge	(4,010)		(4,044)		(5,347)
Net income available to common shareholders	$4,889	12,135,495	$865	12,140,452	$4,238	12,163,062

Net income per share:
Basic and diluted		$0.40		$0.07		$0.35

Net effect of dilutive stock options	–	2,593	–	–	–	–

	$4,889	12,138,088	$865	12,140,452	$4,238	12,163,062

Potentially antidilutive securities excluded from the calculation of diluted earnings per share are as follows:

	Year ended December 31,
	2007	2006	2005
Shares issuable under stock option awards	92,407	70,000	35,000
Convertible preferred shares	4,221,539	4,256,237	5,628,737

NOTE 12 – PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 50,000,000 shares of preferred stock.  For all series issued, dividends are cumulative from the date of issue and are payable quarterly in arrears.  The dividends are equal, per share, to the greater of (i) the per quarter base rate of $0.2375 for Series D, or (ii)  the quarterly dividend declared on the Company’s common stock.  One share of Series D preferred stock is convertible at any time at the option of the holder into one share of common stock.  The series is redeemable by the Company at any time, in whole or in part, (i) at a rate of one share of preferred stock for one share of common stock, plus accrued and unpaid dividends, provided that for 20 trading days within any period of 30 consecutive trading days, the closing price of the common stock equals or exceeds the issue price, or (ii) for cash at the issue price, plus any accrued and unpaid dividends.

In the event of liquidation, the holders of this series of preferred stock will be entitled to receive out of the Company’s assets, prior to any such distribution to the common shareholders, the issue price per share in cash, plus any accrued and unpaid dividends.  If the Company fails to pay dividends for two consecutive quarters or if the Company fails to maintain consolidated shareholders’ equity of at least 200% of the aggregate issue price of the Series D preferred stock, then these shares automatically convert into a new series of 9.50% senior notes.  The Company paid dividends of $0.95 per share of Series D Preferred Stock for each of the years ended December 31, 2007, 2006 and 2005.

The following table presents the changes in the number of preferred and common shares outstanding:

	Shares
	Preferred
	Series D	Common
January 1, 2005	5,628,737	12,162,391
Granted	-	1,000
December 31, 2005	5,628,737	12,163,391
Redeemed	(1,406,767)	-
Converted	(431)	431
Repurchased	-	(32,560)
December 31, 2006	4,221,539	12,131,262
Shares issued for stock option exercise	-	5,000
December 31, 2007	4,221,539	12,136,262

In 2006, the Company redeemed 1,406,767 shares of its Series D Preferred Stock.  In addition, certain Series D Preferred Stock shareholders elected to convert 431 shares of Series D Preferred Stock to common shares rather than have their shares redeemed.  The Company also repurchased 32,560 shares of common stock in 2006, under a stock repurchase plan authorized by its Board of Directors in 2005.  Any future repurchases of common stock will be made at times and in amounts as deemed appropriate by the Company, and the plan may be suspended or discontinued at any time.

Subsequent to December 31, 2007, the Company’s Board of Directors declared a dividend of $0.10 per common share to shareholders of record on February 15, 2008, which will be paid on February 29, 2008.

NOTE 13 – EMPLOYEE BENEFITS

Stock Incentive Plan

Pursuant to the Company’s 2004 Stock Incentive Plan, as approved by the shareholders at the Company’s 2005 annual shareholders’ meeting (the Stock Incentive Plan), The Company may grant to eligible officers, directors and employees stock options, stock appreciation rights (SARs) and restricted stock awards.  An aggregate of 1,500,000 shares of common stock may be granted pursuant to the Stock Incentive Plan.  The Company may also grant dividend equivalent rights (DERs) in connection with the grant of options or SARs.

On January 3, 2007, the Company granted 82,000 SARs to certain of its employees and officers under the Stock Incentive Plan.  The SARs vest over four years in equal annual installments, expire on December 31, 2013 and have an exercise price of $7.06 per share, which was the market price of the stock on the grant date.  The weighted-average grant-date fair value of the SARs granted was $2.71.

On May 25, 2007, the Company granted options to the members of its Board of Directors under the Stock Incentive Plan to acquire an aggregate of 25,000 shares of common stock, which had a grant-date fair value per option of approximately $1.69, for which the Company recorded an expense of $42.  The options were granted fully vested with an exercise price of $9.02 per share, which represents 110% of the closing stock price on the grant date,  and with an expiration date of May 25, 2012.

The fair value of each SAR or option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below.  Expected volatilities are based on the historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  SARs are assumed to be exercised at the midpoint between the later of their vesting date and the current reporting date and the expiration date.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As required by SFAS 123(R), stock options, which are settleable only in shares of common stock, have been treated as equity awards, with their fair value measured at the grant date, and SARs, which are settleable in cash, have been treated as liability awards, with their fair value measured at the grant date and remeasured at the end of each reporting period.

The following table describes the weighted average of assumptions used for calculating the fair value of SARs outstanding at December 31, 2007, 2006 and 2005.

	SARs Fair Value
	December 31,
	2007	2006	2005
Expected volatility	15.0%-20.0%	17.2%-22.9%	14.6%-17.8%
Weighted-average volatility	16.2%	19.4%	16.1%
Expected dividends	0%	0%	0%
Expected term (in months)	49	45	35
Weighted-average risk-free rate	3.5%	4.7%	4.7%
Range of risk-free rates	3.3%-3.6%	4.7%	4.6%-4.7%

The following table presents a summary of the SAR activity for the year ended December 31, 2007.

	Year Ended
	December 31, 2007
	Number of Shares	Weighted- Average Exercise Price
SARs outstanding at beginning of period	203,297	$7.36
SARs granted	82,500	7.06
SARs forfeited or redeemed	(7,651)	7.25
SARs exercised	–	–
SARs outstanding at end of period	278,146	$7.27
SARs vested and exercisable	78,249	$7.53

The weighted average remaining contractual term on the SARs shares outstanding and exercisable is 49 months and 51 months, respectively.  The intrinsic value at December 31, 2007 of SARs shares outstanding and exercisable is $445 and $105, respectively.

The following table presents a summary of the option activity for the Stock Incentive Plan:

	Year Ended
	December 31, 2007
	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of period	75,000	$7.98
Options granted	25,000	9.02
Options forfeited or redeemed	–	–
Options exercised	(5,000)	7.43
Options outstanding at end of period	95,000	$8.28
Options vested and exercisable	95,000	$8.28

The Company issued 5,000 shares of common stock during 2007 for the exercise of stock options, which had an exercise price of $7.43 per share, by one of its directors.

The Company incurred compensation expense of $306, $244 and $0 for SARs and options related to the Stock Incentive Plan during 2007, 2006 and 2005, respectively.  The total compensation cost related to non-vested awards was $407 at December 31, 2007 and will be recognized as the awards vest.  The weighted average period over which the total compensation cost at December 31, 2007 is expected to be recognized is 49 months.

Employee Savings Plan

The Company provides an Employee Savings Plan under Section 401(k) of the Code.  The Employee Savings Plan allows eligible employees to defer up to 25% of their income on a pretax basis.  The Company matches the employees’ contribution, up to 6% of the employees’ eligible compensation.  The Company may also make discretionary contributions based on the profitability of the Company.  The total expense related to the Company’s matching and discretionary contributions in 2007, 2006, and 2005 was $62, $78 and $94, respectively.  The Company does not provide post employment or post retirement benefits to its employees.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2007, the Company is obligated under non-cancelable operating leases with expiration dates through in May 2008.  Required rental payments through that date are $60.  The Company has no other operating lease obligations beyond May 2008.  Rent and lease expense under this lease and other leases which expired in previous years was $143, $136, and $186, respectively in 2007, 2006, and 2005.

NOTE 15 – LITIGATION

The Company and one of its subsidiaries may be involved in certain litigation matters arising in the ordinary course of  business.  Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.  Information on litigation arising out of the ordinary course of business is described below.

One of the Company’s subsidiaries, GLS Capital, Inc. (GLS), and the County of Allegheny, Pennsylvania (Allegheny County), are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the Court of Common Pleas).  Plaintiffs allege that GLS illegally charged the taxpayers of Allegheny County certain attorney fees, costs and expenses and interest, in the collection of delinquent property tax receivables owned by GLS which were purchased from Allegheny County.   In 2007, the Court of Common Pleas stayed this action pending the outcome of other litigation before the Pennsylvania Supreme Court in which GLS is not directly involved but has filed an Amicus brief in support of the defendants.  Several of the allegations in that lawsuit are similar to those being made against GLS in this litigation.  Plaintiffs have not enumerated its damages in this matter, and the Company believes that the ultimate outcome of this litigation will not have a material impact on its financial condition, but may have a material impact on its reported results for the particular period presented.

Dynex Capital, Inc. and Dynex Commercial, Inc. (DCI), a former affiliate of the Company and now known as DCI Commercial, Inc., are appellees (or respondents) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al  (collectively, BCM or the Plaintiffs) versus Dynex Commercial, Inc. et al.  The Court of Appeals heard oral arguments in this matter in April 2006.  The appeal sought to overturn the trial court’s judgment in our and DCI’s favor which denied recovery to Plaintiffs.  Plaintiffs sought a reversal of the trial court’s judgment, and sought rendition of judgment against us for alleged breach of  loan agreements for tenant improvements in the amount of $253.  They also sought reversal of the trial court’s judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively, related to the alleged breach by DCI of a $160,000 “master” loan commitment.   Plaintiffs also sought reversal and rendition of a judgment in their favor for attorneys’ fees in the amount of $2,100.  Alternatively, Plaintiffs sought a new trial.  On February 22, 2008, the Court of Appeals ruled in favor of the Company and DCI, upholding the trial court’s judgment.  It is possible the Plaintiffs may seek to further appeal the ruling of the Court of Appeals.  Even if Plaintiffs were to be successful on appeal, DCI is a former affiliate of the Company, and the Company believes that it would have no obligation for amounts, if any, awarded to the Plaintiffs as a result of the actions of DCI.

The Company and MERIT Securities Corporation, a subsidiary, are defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (District Court) by the Teamsters Local 445 Freight Division Pension Fund (Teamsters).  The complaint was filed on February 7, 2005, and purports to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds (the Bonds), which are collateralized by manufactured housing loans.   The complaint seeks unspecified damages and alleges, among other things, misrepresentations in connection with the issuance of and subsequent reporting on the Bonds.  The complaint initially named the Company’s former president and its current Chief Operating Officer as defendants.   On February 10, 2006, the District Court dismissed the claims against the Company’s former president and its current Chief Operating Officer, but did not dismiss the claims against the Company or MERIT.  The Company and MERIT petitioned for an interlocutory appeal with the United States Court of Appeals for the Second Circuit (Second Circuit).  The Second Circuit granted the Company’s petition on September 15, 2006 and heard oral argument on the appeal on January 30, 2008.  The Company has evaluated the allegations made in the complaint, believe them to be without merit and intends to vigorously defend itself against them

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on its consolidated balance sheet but could materially affect its consolidated results of operations in a given year or period.

NOTE 16 – SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

	Years ended December 31,
	2007	2006	2005
Cash paid for interest	$20,082	$40,932	$61,824

Supplemental disclosure of non-cash activities:
Formation of joint venture with Deutsche Bank	$–	$38,248	$–
Conversion of preferred shares to common shares	$–	$4	$–

NOTE 17 – RELATED PARTY TRANSACTIONS

As discussed in Note 15, the Company and DCI have been jointly named in litigation regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company.  The Company and DCI entered into a Litigation Cost Sharing Agreement whereby the parties set forth how the costs of defending against litigation would be shared, and whereby the Company agreed to fund all costs of such litigation, including DCI’s portion.  DCI’s cumulative portion of costs associated with litigation and funded by the Company is $3,276 and is secured by the proceeds of any counterclaims that DCI may receive in the litigation.  DCI costs funded by the Company are loans and bear simple interest at the rate of Prime plus 8.0% per annum.  At December 31, 2007, the total amount due the Company under the Litigation Cost Sharing Agreement, including interest, was $5,662, which has been fully reserved by the Company.  DCI is currently wholly owned by ICD Holding, Inc.  An executive of the Company is the sole shareholder of ICD Holding.

NOTE 18 – NON-CONSOLIDATED AFFILIATES

The Company holds a 1% limited partnership interest in a partnership that owns a low-income housing tax credit multifamily housing property located in Texas.  The Company has loaned the partnership $881, $170 of which was advanced to the partnership during 2007.  These advances and the accrued interest thereon are due on demand.  The Company, through a subsidiary has made a first mortgage loan to the partnership secured by the property, with a current unpaid principal balance of $1,556.  Because the Company does not have control or exercise significant influence over the operations of this partnership, its investment in the partnership is accounted for using the cost method.

NOTE 19 – SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following tables present the Company’s unaudited selected quarterly results for 2007 and 2006.

Year Ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Total interest income	$8,215	$8,023	$7,473	$7,067
Net interest income after provision for loan losses	2,983	3,665	2,584	2,732
Net income	1,942	2,702	2,686	1,569
Basic and diluted net income per common share	0.08	0.14	0.14	0.05
Cash dividends declared per common share	–	–	–	–

Year Ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Total interest income	$14,766	$14,192	$13,000	$8,491
Net interest income after provision for loan losses	2,407	2,543	3,102	3,050
Net income (loss)	1,213	1,615	(215)	2,297
Basic and diluted net income (loss) per common share	0.01	0.05	(0.10)	0.11
Cash dividends declared per common share	–	–	–	–