Form 10-Q
period 2008-03-31
DYNEX CAPITAL INC
filed 2008-05-12
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
☑    Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           ☐           No           ☑

On April 30, 2008, the registrant had 12,169,762 shares outstanding of common stock, $.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(amounts in thousands except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$37,935	$35,352
Other assets	3,770	5,671
	41,705	41,023
Investments:
Securitized mortgage loans, net	271,537	278,463
Securities	58,280	29,231
Investment in joint venture	13,380	19,267
Other loans and investments	3,549	6,774
	346,746	333,735

	$388,451	$374,758

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Securitization financing	$200,313	$204,385
Repurchase agreements	29,556	4,612
Obligation under payment agreement	11,244	16,796
Other liabilities	6,972	7,029
	248,085	232,822

Commitments and Contingencies (Note 13)

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized,
9.5% Cumulative Convertible Series D, 4,221,539 shares issued
and outstanding, ($43,218 aggregate liquidation preference)	41,749	41,749
Common stock, par value $0.01 per share, 100,000,000 shares authorized,
12,169,762 and 12,136,262 shares issued and outstanding, respectively	122	121
Additional paid-in capital	366,731	366,716
Accumulated other comprehensive (loss) income	(4,916)	1,093
Accumulated deficit	(263,320)	(267,743)
	140,366	141,936

	$388,451	$374,758

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(amounts in thousands except share data)

	Three Months Ended
	March 31,
	2008	2007

Interest income:
Securitized mortgage loans	$5,602	$7,025
Securities	428	324
Cash and cash equivalents	324	739
Other loans and investments	129	127
	6,483	8,215

Interest and related expenses:
Securitization financing	3,599	4,096
Repurchase agreements	54	1,258
Obligation to joint venture under payment agreement	401	367
Other	8	34
	4,062	5,755

Net interest income	2,421	2,460
(Provision for) recapture of provision for loan losses	(26)	523

Net interest income after provision for loan losses	2,395	2,983

Equity in (loss) income of joint venture	(2,251)	630
Gain (loss) on sale of investments, net	2,093	(6)
Fair value adjustments, net	4,231	–
Other income (expense)	67	(539)
General and administrative expenses	(1,216)	(1,126)

Net income	5,319	1,942
Preferred stock dividends	(1,003)	(1,003)

Net income to common shareholders	$4,316	$939

Change in net unrealized gain (loss) on :
Investments classified as available-for-sale	(2,373)	126
Investment in joint venture	(3,636)	829

Comprehensive (loss) income	$(690)	$2,897

Net income per common share:
Basic	$0.36	$0.08
Diluted	$0.32	$0.08

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three-months ended March 31, 2008
(amounts in thousands except share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2007	$41,749	$121	$366,716	$1,093	$(267,743)	$141,936

Cumulative effect of adoption of SFAS 159	–	–	–	–	1,323	1,323

Net income	–	–	–	–	5,319	5,319
Other comprehensive income (loss):
Change in market value of securities and other investments	–	–	–	(3,916)	–	(3,916)
Reclassification adjustment for net gains included in net income	–	–	–	(2,093)	–	(2,093)
Total comprehensive income (loss)						(690)

Dividends on common stock	–	–	–	–	(1,217)	(1,217)
Dividends on preferred stock	–	–	–	–	(1,002)	(1,002)
Grant and vesting of restricted stock	–	1	15	–	–	16

Balance at March 31, 2008	$41,749	$122	$366,731	$(4,916)	$(263,320)	$140,366

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net income	$5,319	$1,942
Adjustments to reconcile net income to cash provided by operating activities:
Equity in (loss) income of joint venture	2,251	(630)
Provision for (recapture of provision for) loan losses	26	(523)
Gain on sale of investments	(2,093)	6
Fair value adjustments, net	(4,231)	–
Amortization and depreciation	(264)	(335)
Net change in other assets and other liabilities	1,912	1,407
Net cash and cash equivalents provided by operating activities	2,920	1,867

Investing activities:
Principal payments received on securitized mortgage loans	6,825	15,578
Purchase of securities and other investments	(37,730)	(5,591)
Payments received on securities and other loans and investments	2,581	2,811
Proceeds from sales of securities and other investments	8,991	83
Other	85	937
Net cash and cash equivalents (used for) provided by investing activities	(19,248)	13,818

Financing activities:
Principal payments on securitization financing	(3,814)	(4,657)
Net borrowings (repayments on) repurchase agreement	24,945	(9,100)
Proceeds from sale of common stock	-	37
Dividends paid	(2,220)	(1,002)
Net cash and cash equivalents provided by (used for) financing activities	18,911	(14,722)
Net increase in cash and cash equivalents	2,583	963
Cash and cash equivalents at beginning of period	35,352	56,880
Cash and cash equivalents at end of period	$37,935	57,843

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

March 31, 2008
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

The Company consolidates entities in which it owns more than 50% of the voting equity, and control does not rest with others and variable interest entities in which it is determined to be the primary beneficiary in accordance with Financial Interpretation (“FIN”) 46(R).  The Company follows the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity.  For all other investments, the cost method is applied.

The Company believes it has complied with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  To the extent the Company qualifies as a REIT for federal income tax purposes, it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders.

In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted.  The unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”).

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

The Company considers impairments of other investments to be other-than-temporary when the fair value remains below the carrying value for three consecutive quarters.  If the impairment is determined to be other-than-temporary, an impairment charge is recorded in order to adjust the carrying value of the investment to its estimated value.

The Company also has credit risk on loans in its portfolio as discussed in Note 4.  An allowance for loan losses has been estimated and established for currently existing losses in the loan portfolio, which are deemed probable as to their occurrence.  The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses.  Provisions made to increase the allowance for loan losses are presented as provision for losses or recapture of provision for loan losses, in the accompanying condensed consolidated statements of operations.  The Company’s actual credit losses may differ from those estimates used to establish the allowance.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS 160 addresses reporting requirements in the financial statements of non-controlling interests to their equity share of subsidiary investments.   SFAS 160 applies to reporting periods beginning after December 15, 2008.  The Company is currently evaluating the potential impact on adoption of SFAS 160.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) which revised SFAS No. 141, “Business Combinations.”  This pronouncement is effective as of January 1, 2009.  Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity.  SFAS 141(R) requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date.  SFAS 141(R) will have a significant impact on the accounting for transaction costs, restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination.  Under SFAS 141(R), adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill.  As the provisions of SFAS 141(R) are applied prospectively, the impact cannot be determined until the transactions occur.  The Company is currently evaluating the impact, if any, that SFAS 141(R) may have on the Company’s financial statements.

On March 20, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements.  SFAS 161 also requires certain tabular formats for disclosing such information.   SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133.  Among other things, SFAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements as a result of contingent credit-related features.  The Company is currently evaluating the impact, if any, that the adoption of SFAS 161 will have on the Company’s financial statements.

NOTE 2 — NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted per common share basis.  Diluted net income  per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method and stock options, using the treasury stock method, but only if these items are dilutive.  The Series D Preferred Stock is convertible into one share of common stock for each share of preferred stock.  The following table reconciles the numerator and denominator for both the basic and diluted net income per common share for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008		2007
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares

Net income	$5,319		$1,942
Preferred stock charge	(1,003)		(1,003)
Net income to common shareholders	$4,316	12,156,887	$939	12,133,151
Effect of dilutive items	1,003	4,230,105	–	495
Diluted	$5,319	16,386,992	$939	12,133,646

Net income per share:
Basic		$0.36		$0.08
Diluted		$0.32		$0.08

Reconciliation of shares included in calculation of earnings per share due to dilutive effect:
Net effect of dilutive:
Preferred stock	1,003	4,221,539	–	–
Stock options	–	8,566	–	495
	$1,003	4,230,105	$–	495

NOTE 3 — SECURITIZED MORTGAGE LOANS, NET

The following table summarizes the components of securitized mortgage loans at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
Securitized mortgage loans:
Commercial mortgage loans	$184,040	$185,998
Single-family mortgage loans	81,280	86,088
	265,320	272,086
Funds held by trustees, including funds held for defeased loans	7,166	7,225
Accrued interest receivable	1,850	1,940
Unamortized discounts and premiums, net	(54)	(67)
Loans, at amortized cost	274,282	281,184
Allowance for loan losses	(2,745)	(2,721)
	$271,537	$278,463

All of the securitized mortgage loans are encumbered by securitization financing bonds.

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is included in securitized mortgage loans, net in the accompanying Condensed Consolidated Balance Sheets.  The following table summarizes the aggregate activity for the allowance for loan losses for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Allowance at beginning of period	$2,721	$4,495
Provision for (recapture of) loan losses	26	(523)
Charge-offs, net of recoveries	(2)	(434)
Allowance at end of period	$2,745	$3,538

The Company identified $12,148 of impaired commercial loans at March 31, 2008 compared to $13,792 of impaired commercial loans at December 31, 2007, none of which were delinquent.

The following table presents certain information on impaired securitized commercial mortgage loans at December 31, 2007 and March 31, 2008.

	Investment in Impaired Loans	Reserves on Impaired Loans	Investment in Excess of Reserves
December 31, 2007	$13,792	$2,590	$11,202
March 31, 2008	12,148	2,590	9,558

NOTE 5 — SECURITIES

The following table summarizes the amortized cost basis and fair value of the Company’s securities, all of which are classified as available-for-sale, and the related average effective interest rates at March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007
	Value	Effective Interest Rate	Value	Effective Interest Rate
Securities, available-for-sale at amortized cost:
Agency mortgage-backed securities	$34,545	4.69%	$7,410	9.03%
Non-agency mortgage-backed securities	7,374	10.56%	7,684	9.41%
Equity securities	12,423		7,704
Corporate debt securities	4,722		4,722
	59,064		27,520
Gross unrealized gains	865		2,406
Gross unrealized losses	(1,649)		(695)
Securities, available-for-sale at fair value	$58,280		$29,231

In March 2008, the Company purchased two Fannie Mae certificates for $27,742 and financed the purchase with $24,944 of repurchase agreements.  The Company also sold approximately $5,247 of equity securities during the quarter ended March 31, 2008 on which it recognized a gain of approximately $2,088 and purchased approximately $9,988 of equity securities of certain publicly traded mortgage real estate investment trusts.

NOTE 6 — INVESTMENT IN JOINT VENTURE

The Company, through a wholly-owned subsidiary, holds a 49.875% interest in a joint venture, Copperhead Ventures, LLC, primarily between the Company and DBAH Capital, LLC, an affiliate of Deutsche Bank, A. G.

The Company accounts for its investment in the joint venture using the equity method, under which it recognizes its proportionate share of the joint venture’s earnings and comprehensive income.  The Company’s interest in the earnings (loss) and other comprehensive income (loss) of the joint venture for the three months ended March 31, 2008 were $(2,251) and $(3,636), respectively.

The joint venture had total assets at March 31, 2008 of $25,417, which were comprised primarily of $6,262 of cash and cash equivalents, $7,708 of available-for-sale subordinate commercial mortgage-backed-securities, a financial instrument backed by commercial mortgage loans accounted for under SFAS 159 with a fair value of $11,244 and  other assets of $203.

NOTE 7 — OTHER LOANS AND INVESTMENTS

The following table summarizes the Company’s other loans and investments at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Single-family mortgage loans	$2,323	$2,486
Multifamily and commercial mortgage loan participations	917	927
Unamortized discounts on mortgage loans	(275)	(289)
Mortgage loans, net	2,965	3,124

Delinquent property tax receivable securities	482	2,127
Notes receivable and other investments	102	1,523
Other loans and investments	$3,549	$6,774

On February 5, 2008, the Company’s subsidiary, GLS Capital, Inc., received $1,625 for the sale of substantially all of the delinquent property tax receivables it owned in Allegheny County, Pennsylvania.

NOTE 8 –FAIR VALUE MEASURMENTS

On January 1, 2008, the Company adopted the provisions of SFAS No. 157 for all assets that are measured at fair value and its obligation to joint venture under payment agreement liability.  Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

Assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  The types of assets and liabilities carried at Level 1 fair value generally are equity securities listed in active markets.

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.  Fair valued assets and liabilities that are generally included in this category are certain agency securities and certain derivatives.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Generally, assets and liabilities carried at fair value and included in this category are certain mortgage and asset-backed securities, certain corporate debt securities, certain delinquent property tax receivables and the obligation under payment agreement liability.

The following table presents the Company’s assets and liabilities, which are accounted for at fair value, segregated by the hierarchy level of the fair value estimate.

		Fair Value Measurements at March 31, 2008
	March 31, 2008	Level 1	Level 2	Level 3
Assets
Agency mortgage-backed securities	$34,670	$–	$34,670	$–
Non-agency mortgage-backed securities	7,402	–	–	7,402
Equity securities	12,186	12,186	–	–
Corporate debt securities	4,022	–	–	4,022
Delinquent property tax receivables	482	–	–	482
Derivative instrument	103	–	103	–
Total assets carried at fair value	$58,865	$12,186	$34,773	$11,906

Liabilities
Obligation under payment agreement	$11,244	$–	$–	$11,244
Total liabilities carried at fair value	$11,244	$–	$–	$11,244

The following is a reconciliation of the beginning and ending balances of the Level 3 fair value estimates.

	Level 3 Fair Values
	Non-agency mortgage-backed securities	Corporate debt securities	Delinquent property tax receivables	Total assets	Obligation under payment agreement
Balance at January 1, 2008	$7,726	$4,347	$2,127	$14,200	$15,473
Total realized and unrealized gains (losses)
Included in earnings	–	–	5	5	4,229
Included in other comprehensive income	(16)	(325)	123	(218)	–
Purchases, sales, issuances and other settlements, net	(308)	–	(1,773)	(2,081)	–
Transfers in and/or out of Level 3	–	–	–	–	–
Balance at March 31, 2008	$7,402	$4,022	$482	$11,906	$11,244

There were no assets or liabilities which were measured at fair value on a non-recurring basis during the three months ended March 31, 2008.

NOTE 9 – ADOPTION OF SFAS 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value (the fair value option).  The election to use the fair value option for a financial asset or financial liability is made when the instrument is first recorded, with subsequent changes in fair value recorded in the income statement.

The Company adopted SFAS 159 on January 1, 2008 for its obligation to joint venture under payment agreement.  The obligation to joint venture under payment agreement is a liability to remit certain cash flows to an unconsolidated joint venture in which the Company owns 49.875% interest.  The right to receive those cash flows is recorded as an asset on the joint ventures balance sheet, which is marked to market as an available-for-sale security.  Prior to the adoption of SFAS 159, the instrument was accounted for differently on the Company’s books and the joint ventures books.  Electing the fair value option by the Company for the obligation under payment agreement will increase the consistency with which the instrument is accounted for and is expected to decrease the volatility in the Company’s reported earnings and book value over time.

As a result of the one-time election to account for the obligation to joint venture under payment agreement under the fair value option, the Company reclassified the difference between the recorded basis and the fair value of the obligation under payment agreement as an adjustment to increase beginning accumulated deficit in the amount of $1,323.

NOTE 10 – SECURITIZATION FINANCING

The Company, through limited-purpose finance subsidiaries, has issued bonds pursuant to indentures in the form of non-recourse securitization financing.  Each series of securitization financing may consist of various classes of bonds, either at fixed or variable rates of interest and having varying repayment terms.  The Company, on occasion, may retain bonds at issuance, or redeem bonds and hold such bonds outstanding for possible future issuance.  Payments received on securitized mortgage loans and any reinvestment income earned thereon are used to make payments on the bonds.

The obligations under the securitization financings are payable solely from the securitized mortgage loans and are otherwise non-recourse to the Company.  The stated maturity date for each class of bonds is generally calculated based on the final scheduled payment date of the underlying collateral pledged.  The actual maturity of each class will be directly affected by the rate of principal prepayments on the related collateral.  Each series is also subject to redemption at the Company’s option according to specific terms of the respective indentures.  As a result, the actual maturity of any class of a series of securitization financing is likely to occur earlier than its stated maturity.

The components of non-recourse securitization financing along with certain other information at March 31, 2008 and December 31, 2007 are summarized as follows.

	March 31, 2008		December 31, 2007
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed-rate classes	$165,381	6.6% - 8.8%	$167,398	6.6% - 8.8%
Variable rate class	32,703	3.4%	34,500	5.1%
Accrued interest payable	1,160		1,186
Deferred costs	(1,680)		(1,851)
Unamortized net bond premium	2,749		3,152
	$200,313		$204,385

Range of stated maturities	2024-2027		2024-2027
Estimated weighted average life	3.2 years		3.3 years
Number of series	3		3

At March 31, 2008, the weighted-average effective rate of the coupon on the bonds outstanding was 6.3%.  The average effective rate on the bonds was 7.1% and 7.2% for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

NOTE 11 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  The Company had repurchase agreements of $29,556 and $4,612, which were collateralized by securities with a fair value of $65,522 and $42,975 at March 31, 2008 and December 31, 2007, respectively.

The repurchase agreements reprice monthly with interest rates based on a spread to one-month LIBOR.  As of March 31, 2008, the repurchase agreements had a weighted average interest rate of 2.91%.

NOTE 12 – PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 50,000,000 shares of preferred stock.  For all series issued, dividends are cumulative from the date of issue and are payable quarterly in arrears.  The dividend per share is equal to the greater of (i) the per quarter base rate of $0.2375 for Series D, or (ii)  the quarterly dividend declared on the Company’s common stock.  One share of Series D Preferred Stock is convertible at any time at the option of the holder into one share of common stock.  The series is redeemable by the Company at any time, in whole or in part, (i) at a rate of one share of preferred stock for one share of common stock, plus accrued and unpaid dividends, provided that for 20 trading days within any period of 30 consecutive trading days, the closing price of the common stock equals or exceeds the issue price, or (ii) for cash at the issue price, plus any accrued and unpaid dividends.

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

The following table presents the changes in the number of preferred and common shares outstanding:

	Shares
	Preferred
	Series D	Common
December 31, 2007	4,221,539	12,136,262
Restricted shares granted	-	33,500
March 31, 2008	4,221,539	12,169,762

On February 5, 2008, the Company’s Board of Directors declared a dividend of $0.10 per common share to shareholders of record on February 15, 2008, which was paid on February 29, 2008 in the amount of $1,217.  On March 19, 2008, the Company’s Board of Directors declared a dividend of $0.2375 per share of Series D Preferred Stock to shareholders of record on March 31, 2008, which was paid in the amount of $1,003 on April 30, 2008.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries may be involved in certain litigation matters arising in the ordinary course of business from time to time.  Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Information on litigation arising out of the ordinary course of business is described below.

One of the Company’s subsidiaries, GLS Capital, Inc. (GLS), and the County of Allegheny, Pennsylvania (Allegheny County), are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the Court of Common Pleas).  Plaintiffs allege that GLS illegally charged the taxpayers of Allegheny County certain attorney fees, costs and expenses and interest, in the collection of delinquent property tax receivables owned by GLS which were purchased from Allegheny County.   In 2007, the Court of Common Pleas stayed this action pending the outcome of other litigation before the Pennsylvania Supreme Court in which GLS is not directly involved but has filed an Amicus brief in support of the defendants.  Several of the allegations in that lawsuit are similar to those being made against GLS in this litigation.  Plaintiffs have not enumerated their damages in this matter, and the Company believes that the ultimate outcome of this litigation will not have a material impact on its financial condition, but may have a material impact on its reported results for the particular period presented.

Dynex Capital, Inc. and Dynex Commercial, Inc. (DCI), a former affiliate of the Company and now known as DCI Commercial, Inc., are appellees (or respondents) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al.  (collectively, BCM or the Plaintiffs) versus Dynex Commercial, Inc. et al.  The Court of Appeals heard oral arguments in this matter in April 2006.  The appeal sought to overturn the trial court’s judgment in the Company’s and DCI’s favor which denied recovery to Plaintiffs.  Plaintiffs sought a reversal of the trial court’s judgment, and sought rendition of judgment against the Company for alleged breach of  loan agreements for tenant improvements in the amount of $253.  They also sought reversal of the trial court’s judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively, related to the alleged breach by DCI of a $160,000 “master” loan commitment.   Plaintiffs also sought reversal and rendition of a judgment in their favor for attorneys’ fees in the amount of $2,100.  Alternatively, Plaintiffs sought a new trial.  On February 22, 2008, the Court of Appeals ruled in favor of the Company and DCI, upholding the trial court’s judgment.  On May 7, 2008, Plaintiffs filed an appeal with the Supreme Court of Texas.  Even if Plaintiffs were to be successful on appeal, DCI is a former affiliate of the Company, and the Company believes that it would have no obligation for amounts, if any, awarded to the Plaintiffs as a result of the actions of DCI.

The Company and MERIT Securities Corporation, a subsidiary, are defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (District Court) by the Teamsters Local 445 Freight Division Pension Fund (Teamsters).  The complaint was filed on February 7, 2005, and purports to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds (the Bonds), which are collateralized by manufactured housing loans.   The complaint seeks unspecified damages and alleges, among other things, misrepresentations in connection with the issuance of and subsequent reporting on the Bonds.  The complaint initially named the Company’s former president and its current Chief Operating Officer as defendants.   On February 10, 2006, the District Court dismissed the claims against the Company’s former president and its current Chief Operating Officer, but did not dismiss the claims against the Company or MERIT.  The Company and MERIT petitioned for an interlocutory appeal with the United States Court of Appeals for the Second Circuit (Second Circuit).  The Second Circuit granted the Company’s petition on September 15, 2006 and heard oral argument on the appeal on January 30, 2008.  The Company has evaluated the allegations made in the complaint, believes them to be without merit and intends to vigorously defend itself against them.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on its consolidated balance sheet but could materially affect its consolidated results of operations in a given year or period.

NOTE 14 — STOCK BASED COMPENSATION

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

On February 4, 2008, Dynex granted 33,500 shares of restricted common stock to certain of its employees and officers under the Stock Incentive Plan.  Of the restricted stock granted, 3,500 shares vest equally each quarter of 2008.  The remaining 30,000 shares of restricted stock vest 25% per year (on the grant date) over the next four years The weighted-average grant-date fair value of the restricted stock grants was $8.80 per share for a total compensation cost of $294, which will be recognized in expense evenly over the vesting period.

The following table presents a summary of the SAR activity for the Stock Incentive Plan:

	Three Months Ended
	March 31, 2008
	Number of Shares	Weighted-Average Exercise Price
SARs outstanding at beginning of period	278,146	$7.27
SARs granted	–	–
SARs forfeited or redeemed	–	–
SARs exercised	–	–
SARs outstanding at end of period	278,146	$7.27
SARs vested and exercisable	149,073	$7.41

The following table presents a summary of the option activity for the Stock Incentive Plan:

	Three Months Ended
	March 31, 2008
	Number of Shares	Weighted-Average Exercise Price
Options outstanding at beginning of period	95,000	$8.28
Options granted	–	–
Options forfeited or redeemed	–	–
Options exercised	–	–
Options outstanding at end of period	95,000	$8.28
Options vested and exercisable	95,000	$8.28

As required by SFAS No. 123(R), “Share Based Payments,” stock options, which are settleable only in shares of common stock, have been treated as equity awards, with their fair value measured at the grant date, and SARs, which are settleable in cash, have been treated as liability awards, with their fair value measured at the grant date and remeasured at the end of each reporting period.  The fair value of SARs was estimated at March 31, 2008 using the Black-Scholes option valuation model based upon the assumptions in the table below.

Dynex recognized a stock based compensation benefit of $67 and expense of $72 for the three months ended March 31, 2008 and 2007, respectively, related to the restricted stock and SARs.  The total compensation cost related to non-vested awards was $519 and $407 at March 31, 2008 and December 31, 2007, respectively, and will be recognized as the awards vest.

The following table describes the weighted average of assumptions used for calculating the fair value of SARs outstanding at March 31, 2008.

SARs Fair Value
March 31, 2008
Expected volatility	16.91%-20.01%
Weighted-average volatility	17.48%
Expected dividends	4.26%
Expected term (in months)	48
Risk-free rate	3.21%

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the financial condition and results of operations of the Company for the three months ended March 31, 2008 should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and the accompanying Notes to Unaudited Condensed Consolidated Financial Statements included in this report.

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

In February 2008, the Company’s Board of Directors authorized the investment of a significant portion of its capital in residential mortgage backed securities (“RMBS”) issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae (commonly referred to as Agency RMBS).  While the Company has occasionally invested in Agency RMBS in the past, the Company believes that risk-adjusted returns for investing in Agency RMBS are currently compelling given current yields available and the favorable terms and costs to finance the Agency RMBS.  The Company expects to use repurchase agreement leverage in order to enhance the overall returns on its invested capital.  The leverage ratio on these and other investments may vary depending on market and economic conditions.  The Company also expects to employ derivatives in order to manage its interest rate risk.

The Company purchased approximately $27.7 million of Agency RMBS during the quarter and $41.2 million more in April 2008.  The Company’s Agency RMBS are currently financed with repurchase agreement financing and equity.  The Company expects to significantly increase its holdings of Agency RMBS using its existing capital and may attempt to raise additional equity capital to deploy in this strategy.

As a REIT, the Company is required to distribute to shareholders as dividends at least 90% of its taxable income, which is the Company’s income as calculated for tax, after consideration of any tax net operating loss (NOL) carryforwards.  However, unlike other mortgage REITs, the Company may be able to limit its REIT income distributions by utilizing its NOL carryforwards, which were approximately $150 million at December 31, 2007, although the Company has not finalized its 2007 federal income tax return.  As a result, the Company has the option of being able to invest its capital and compound the returns on an essentially tax-free basis instead of distributing its earnings to its shareholders.  The Company will balance the desire to retain its capital and compound its returns with dividend distributions to shareholders.

The Board of Directors of the Company declared a dividend of $0.10 per common share for the first quarter of 2008, and a dividend of $0.15 per common share for the second quarter of 2008.  The Company also expects to pay a dividend in the third and fourth quarters of 2008.

During the first quarter of 2008, the Company sold approximately $5.2 million of equity securities for a gain of approximately $2.1 million and purchased approximately $10.0 million of equity securities later in the same quarter.

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

Consolidation of Subsidiaries. The consolidated financial statements represent the Company’s accounts after the elimination of inter-company transactions.  The Company consolidates entities in which it owns more than 50% of the voting equity and control of the entity does not rest with others and variable interest entities in which it is determeinced to be the primary beneficiary in accordance with Financial Interpretation (“FIN”) 46(R).  The Company follows the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships and corporate joint ventures or when the Company is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity.  For all other investments, the cost method is applied.

Securitization.  The Company has securitized loans and securities in a securitization financing transaction by transferring financial assets to a wholly owned trust, and the trust issues non-recourse bonds pursuant to an indenture.  Generally, the Company retains some form of control over the transferred assets, and/or the trust is not deemed to be a qualified special purpose entity.  In instances where the trust is deemed not to be a qualified special purpose entity, the trust is included in the Company’s consolidated financial statements.  A transfer of financial assets in which the Company surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange.  For accounting and tax purposes, the loans and securities financed through the issuance of bonds in a securitization financing transaction are treated as the Company’s assets, and the associated bonds issued are treated as its debt as securitization financing.  The Company may retain certain of the bonds issued by the trust and will generally transfer collateral in excess of the bonds issued.  This excess is typically referred to as over-collateralization.  Each securitization trust generally provides the Company with the right to redeem, at its option, the remaining outstanding bonds prior to their maturity date.

Impairments.  The Company evaluates all securities in its investment portfolio for other-than-temporary impairments.  A security is generally defined to be other-than-temporarily impaired if, for a maximum period of three consecutive quarters, the carrying value of such security exceeds its estimated fair value and the Company estimates, based on projected future cash flows or other fair value determinants, that the fair value will remain below the carrying value for the foreseeable future.  If an other-than-temporary impairment is deemed to exist, an impairment charge is recorded to adjust the carrying value of the security down to its estimated fair value.  In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.

The Company considers impairments of other investments to be other-than-temporary when the fair value remains below the carrying value for three consecutive quarters.  If the impairment is determined to be other-than-temporary, an impairment charge is recorded in order to adjust the carrying value of the investment to its estimated value.

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

FINANCIAL CONDITION

Below is a discussion of the Company’s financial condition.

(amounts in thousands except per share data)	March 31, 2008	December 31, 2007
Investments:
Securitized mortgage loans, net	$271,537	$278,463
Securities	58,280	29,231
Investment in joint venture	13,380	19,267
Other loans and investments	3,549	6,774

Securitization financing	200,313	204,385
Repurchase agreements	29,556	4,612
Obligation under payment agreement	11,244	16,796

Shareholders’ equity	140,366	141,936
Common book value per share	$8.07	$8.22

Securitized Mortgage Loans, Net

Securitized mortgage loans are comprised of loans secured by first deeds of trust on single-family residential and commercial properties.  The following table presents the Company’s net basis in these loans at amortized cost, which includes accrued interest receivable, discounts, premiums, deferred costs and reserves for loan losses, by the type of property collateralizing the loan.

(amounts in thousands)	March 31, 2008	December 31, 2007
Securitized mortgage loans, net:
Commercial	$188,638	$190,570
Single-family	82,899	87,893
	271,537	278,463

Securitized commercial mortgage loans includes the loans pledged to two securitization trusts, which were issued in 1993 and 1997, and which have outstanding principal balances of $34.0 million and $150.0 million, respectively, at March 31, 2008.  The decrease in these loans was primarily related to scheduled principal payments of $2.0 million received during the quarter.

Securitized single-family mortgage loans includes loans pledged to one securitization trust, which was issued in 2002 using loans that were principally originated between 1992 and 1997.  The decrease in the single-family mortgage loans is primarily related to principal payments on the loans of $4.8 million, $4.0 million of which was unscheduled.

Securities

Our securities, which are classified as available-for-sale and carried at their fair value, are comprised of the following.

(amounts in thousands)	March 31, 2008	December 31, 2007
Securities:
Non-agency RMBS	$7,402	$7,726
Agency RMBS	34,670	7,456
Equity securities	12,186	9,701
Corporate debt securities	4,022	4,347
	$58,280	$29,230

Non-agency RMBS declined approximately $0.3 million to $7.4 million at March 31, 2008.  The decrease was primarily related to the principal payments received on these securities during the year.
Agency RMBS increased by $27.2 million to $34.7 million at March 31, 2008.  This increase was primarily the result of the purchase of $27.7 million of Agency RMBS during the first quarter of 2008, which was partially offset by the receipt of $0.6 million of principal on the Agency RMBS during the quarter.

Equity securities increased approximately $2.5 million to $12.2 million and include preferred stock and common stock issued by publicly-traded mortgage REITs.  The Company purchased approximately $10.0 million of equity securities during the first quarter and sold approximately $5.2 million of equity securities on which the Company recognized a net gain of $2.1 million.

Investment in Joint Venture

Investment in joint venture declined as a result of the Company’s interest in the net loss and other comprehensive loss of the joint venture due primarily to adjustments to fair value of the CMBS securities owned by the joint venture as previously discussed.  The Company wrote-down the carrying value of the investment in joint venture by an additional $3.6 million reflecting temporary declines in fair value of securities owned by the joint venture due to widening credit spreads in CMBS since the end of the December. During the first quarter of 2008, the Company also recorded an adjustment of $4.2 million which is included in other income for the obligation under payment agreement due to the joint venture, reflecting the fair value change during the quarter of this obligation.

Other Loans and Investments

Other loans and investments declined approximately $3.2 million to $3.5 million at March 31, 2008.  The balance at March 31, 2008 is comprised primarily of $3.0 million of seasoned residential and commercial mortgage loans and $0.5 million related to the Company’s remaining investment in delinquent property tax receivables.  The decline is primarily related to the sale of the majority of the Company’s tax lien receivables to Allegheny County, Pennsylvania for $1.6 million during the quarter and the collection of a $1.4 million note receivable that was outstanding at December 31, 2007.

Securitization Financing

Securitization financing are bonds issued by a securitization trust, which the Company sponsored and is consolidated in its financial statements.  These bonds are secured only by the securitized mortgage loans pledged to the trust and are otherwise non-recourse to the Company.  Principal and interest on the bonds are paid from the cash flows generated by the loans collateralizing the bonds.   The following table presents the Company’s net basis, which includes accrued interest, discounts, premiums and deferred costs in securitization financing.

(amounts in thousands)	March 31, 2008	December 31, 2007
Securitization financing bonds:
Fixed, secured by commercial mortgage loans	$168,308	$170,623
Variable, secured by single-family mortgage loans	32,005	33,762
	$200,313	$204,385

The fixed rate bonds finance the Company’s securitized commercial mortgage loans, which are also fixed rate.  The $2.3 million decrease is primarily related to principal payments on the bonds during the three months ended March 31, 2008 of $2.0 million.  There was also $0.3 million of net amortization of bond premiums and deferred costs.  Approximately $29.2 million of these bonds are callable by the Compoany in June of 2008.  Those bonds have premiums and deferred costs associated with them, representing a net credit of approximately $1.3 million, which are being amortized over the life of the bonds.  If the Company chooses to call those bonds in 2008, any unamortized premium and deferred costs would be written-off and recognized as a gain at that time.

The Company’s single-family securitized mortgage loans are financed by variable rate securitization financing bonds.  The $1.8 million decline in the balance to $32.0 million at March 31, 2008 is primarily related to principal payments on the bonds of $1.8 million, which was partially offset by $0.1 million of bond discount amortization.  The Company redeemed all of the bonds issued by this securitization trust in 2005, financed the redemption with repurchase agreements and its own capital, and held the bonds for potential reissue  The Company still holds a senior bond issued by this trust, which had a par value of $41.3 million at March 31, 2008 and is partially financed with repurchase agreements.  As the securitization trust which issued this bond is consolidated in the Company’s financial statements, this bond is eliminated in its consolidated financial statements.

Repurchase Agreements

Repurchase agreements increased $24.9 million to $29.6 million at March 31, 2008.  This increase related to the purchase of Agency RMBS, discussed above, which the Company financed with $24.9 million of repurchase agreements and had a fair value of $27.7 million at March 31, 2008.

Obligation Under Payment Agreement

On January 1, 2008, the Company adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure financial instruments at fair value.  The effect of the adoption of SFAS 159 was to decrease beginning accumulated deficit by $1.3 million.  During the first quarter of 2008, the Company recorded an additional adjustment of $4.2 million, which is included in fair value adjustments, reflecting the change in fair value during the quarter of the obligation to the joint venture under payment agreement.

Shareholders’ Equity

Shareholders’ equity decreased by $1.6 million to $140.4 million.  This decrease was primarily related to a $6.0 million decline in accumulated other comprehensive income, related to an increase in the unrealized losses on certain of the Company’s available for sale investments, securities and investment in joint venture.  The Company also paid $1.0 million of preferred dividends and $1.2 million of common dividends during the quarter.  These decreases were partially offset by net income during the quarter of $5.3 million and a $1.3 million increase in accumulated deficit for the cumulative effect of initially adopting SFAS 159 on January 1, 2008 related to the Company’s obligation to joint venture under payment agreement.

Supplemental Discussion of Investments

The Company evaluates and manages its investment portfolio in large part based on its net capital invested in that particular investment.  Net capital invested is generally defined as the cost basis of the investment net of the associated financing for that investment.    For securitized mortgage loans, because the securitization financing is recourse only to the mortgage loans pledged and is, therefore, not a general obligation of the Company, the risk on the Company’s investment in securitized mortgage loans from an economic point of view is limited to its net retained investment in the securitization trust.

Below is the net basis of the Company’s investments as of March 31, 2008.  Included in the table is an estimate of the fair value of each net investment.  The fair value of the net investment in securitized mortgage loans is based on the present value of the projected cash flow from the collateral, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the securitization financing bonds owned by third parties.  The fair value of securities is based on quotes obtained from third-party dealers or is calculated by discounting estimated future cash flows at market rates.  For securities and other investments, the Company may employ leverage to enhance its overall returns on the net capital invested in these particular assets.

	March 31, 2008
(amounts in thousands)	Amortized cost basis	Financing(4)	Net investment	Fair value of net investment
Securitized mortgage loans: (1)
Single-family mortgage loans	$83,054	$36,618	$46,436	$40,487
Commercial mortgage loans	191,228	168,308	22,920	15,338
Allowance for loan losses	(2,745)	–	(2,745)	–
	271,537	204,926	66,611	55,825
Securities: (2)
Investment grade single-family	41,645	24,944	16,701	16,739
Non-investment grade single-family	274	–	274	340
Equity and other	17,145	–	17,145	16,257
Net unrealized loss	(784)	–	(784)	–
	58,280	24,944	33,336	33,336

Investment in joint venture(3)	13,380	–	13,380	13,049
Obligation to joint venture under payment agreement(1)	–	11,244	(11,244)	(11,244)
Other loans and investments(2)	3,549	–	3,549	4,251

Total	$346,746	$241,114	$105,632	$95,217

(1)
Fair values for securitized mortgage loans and the obligation to joint venture under payment agreement are based on discounted cash flows using assumptions set forth in the table below, inclusive of amounts invested in redeemed securitization financing bonds.

(2)
Fair values are based on dealer quotes, if available, and closing prices from a national exchange where applicable.  Approximately $22 million of fair value of securities were based on available dealer quotes or closing prices from a national exchange.   Where dealer quotes are not available, fair values are calculated as the net present value of expected future cash flows, discounted at a weighted average discount rate of 7.5% for investment grade securities and 35.3% for non-investment grade securities.

(3)	Fair value for investment in joint venture represents the Company’s share of the fair value of the joint venture’s assets valued using methodologies and assumptions consistent with Note 1 above.
(4)	Financing includes securitization financing issued to third parties and repurchase agreements.

The following table summarizes the assumptions used in estimating fair value for the Company’s net investment in securitized finance receivables and the cash flow related to those net investments during 2008.

	Fair Value Assumptions
Loan type	Weighted-average prepayment speeds	Losses	Weighted-average discount rate(6)	Projected cash flow termination date	(amounts in thousands) YTD 2008 Cash Flows (1)

Single-family mortgage loans	20% CPR	0.2% annually	20%	Anticipated final maturity 2024	$ 848

Commercial mortgage loans(2)	(3)	0.8% annually	(4)	(5)	$ 517

(1)	Represents the excess of the cash flows received on the collateral pledged over the cash flow required to service the related securitization financing.
(2)	Includes loans pledged to two different securitization trusts.

(3)
Assumed constant prepayment rate (CPR) speeds generally are governed by underlying pool characteristics, prepayment lock-out provisions, and yield maintenance provisions.  Loans currently delinquent in excess of 30 days are assumed to be liquidated in six months at a loss amount that is calculated for each loan based on its specific facts.

(4)	Weighed-average discount rates for the two securitization trusts were 16.0% and 22.1%, respectively.
(5)	Cash flow termination dates are modeled based on the repayment dates of the loans or optional redemption dates of the underlying securitization financing bonds.
(6)	Represents management’s estimate of the market discount rate that would be used by a third party in valuing these or similar assets.

The following table presents the Net Basis of Investments included in the first table above by their rating classification.  Investments in the unrated and non-investment grade classification primarily include other loans that have not been given a rating but that are substantially seasoned and performing loans.  Securitization over-collateralization generally includes the excess of the securitized mortgage loan collateral pledged over the outstanding bonds issued by the securitization trust.

(amounts in thousands)	March 31, 2008

Cash and cash equivalents	$37,935
Investments:
AAA rated and agency MBS fixed income securities	52,783
AA and A rated fixed income securities	451
Unrated and non-investment grade	20,327
Securitization over-collateralization	18,691
Investment in joint venture	13,380
$105,632

Supplemental Discussion of Common Equity Book Value

Management believes that the Company’s shareholders, as well as shareholders of other companies in the mortgage REIT industry, consider book value per common share an important measure.  The Company’s reported book value per common share is based on the carrying value of its assets and liabilities as recorded in the consolidated financial statements in accordance with generally accepted accounting principles.  A substantial portion of the Company’s assets are carried on a historical, or amortized, cost basis and not at estimated fair value.  The first table included in the “Supplemental Discussion of Investments” section above compares the amortized cost basis of  investments to their estimated fair value based on assumptions set forth in the second table.

Management believes that book value per common share, adjusted to reflect the carrying value of investments at their fair value (hereinafter referred to as “Adjusted Common Equity Book Value”), is also a meaningful measure for the Company’s shareholders, representing effectively the Company’s estimated going-concern value.  The following table calculates Adjusted Common Equity Book Value and Adjusted Common Equity Book Value per share using the estimated fair value information contained in the “Estimated Fair Value of Net Investment” table above.  The amounts set forth in the table in the Adjusted Common Equity Book Value column include all of the Company’s assets and liabilities at their estimated fair values, and exclude any value attributable to the Company’s tax net operating loss carryforwards and other matters that might impact the Company’s value.

	March 31, 2008
(amounts in thousands, except per share information)	Book Value	Adjusted Book Value

Total investment assets (per table above)	$105,632	$95,217
Cash and cash equivalents	37,935	37,935
Other assets and liabilities, net	(3,201)	(3,201)
	140,366	129,951
Less: Preferred stock redemption value	(42,215)	(42,215)
Common equity book value and adjusted book value	$98,151	$87,736

Common equity book value per share and adjusted book value per share	$8.07	$7.21

Discussion of Credit Risk

A major risk in the Company’s investment portfolio today is credit risk (i.e., the risk that the Company will not receive all amounts contractually due it on an investment as a result of a default by the borrower and the resulting deficiency in proceeds from the liquidation of the collateral securing the obligation).  In many instances, the Company retained the “first-loss” credit risk on pools of loans and securities that it securitized.  In addition to the retained interests in certain securitizations, the Company also has credit risk on approximately $3.5 million of unrated or non-investment grade mortgage securities and loans.

The following table summarizes the Company’s credit exposure in securitized mortgage loans and subordinate mortgage securities.  The Company’s net credit exposure increased from 2007 to 2008 primarily due to amortization of premiums and the reduction in the balance of the Company’s allowance for loan losses of $0.8 million as a result of improved performance of the Company’s securitized commercial mortgage loan portfolio.

Credit Reserves and Actual Credit Losses

(amounts in millions)	Credit Exposure (1)	Credit Exposure, Net of Allowance (2)	Actual Credit Losses	Credit Exposure, Net of Allowance to Outstanding Loan Balance (3)
2007, Quarter 1	$25.8	$22.2	$0.4	6.45%
2007, Quarter 2	26.5	23.0	0.0	6.95
2007, Quarter 3	26.9	24.3	0.1	7.91
2007, Quarter 4	27.5	24.8	0.0	8.58
2008, Quarter 1	27.9	25.2	0.0	8.91

(1)	Represents the overcollateralization pledged to a securitization trust and subordinate securities the Company owns, net of any premiums and discounts.
(2)	Represents credit exposure, net of allowance for loan losses.
(3)	Represents credit exposure net of allowance divided by current unpaid principal balance of loans in the securitization trust

The Company monitors and evaluates its exposure to credit losses and has established reserves based upon anticipated losses, general economic conditions and trends in the investment portfolio.  Delinquencies as a percentage of all outstanding securitized mortgage loans decreased to 2.6% at March 31, 2008 from 3.1% at March 31, 2007.  At March 31, 2008, management believes the level of credit reserves is appropriate for currently existing losses.  The following tables summarize single-family mortgage loan and commercial mortgage loan delinquencies as a percentage of the outstanding commercial securitized mortgage loans or single-family balance for those securitizations in which the Company has retained a portion of the direct credit risk.

Loans secured by low-income housing tax credit (LIHTC) properties account for 88% of the Company’s securitized commercial loan portfolio.  Section 42 of the Code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low income families.  Failure to comply with certain income and rental restrictions required by Section 42 or default on a loan financing a Section 42 property during the compliance period can result in the recapture of previously received tax credits.  The potential cost of tax credit recapture provides an incentive to the property owner to support the property during the compliance period.  The following table shows the weighted average remaining compliance period of the Company’s portfolio of LIHTC commercial loans at March 31, 2008 as a percent of the total LIHTC commercial loan portfolio.

Months remaining to end of compliance period	As a Percent of Unpaid Principal Balance
Compliance period already exceeded	28.5%
Zero through twelve months remaining	4.5
Thirteen through thirty six months remaining	53.6
Thirty seven through sixty months remaining	13.4
100.0%

There were no delinquent commercial mortgage loans at March 31, 2008 or December 31, 2007.

Single-family mortgage loan delinquencies decreased by $0.5 million to $7.4 million at March 31, 2008 from $7.9 million at December 31, 2007.  Serious delinquencies, defined as 60+ day delinquencies, increased from $2.9 million to $3.3 million for the same period.  The Company’s single-family loan portfolio, which had an aggregate unpaid principal balance of $89.7 million at March 31, 2008, was originated primarily between 1992 and 1997 and continues to perform and pay-down as expected and with minimal losses.  Approximately $1.2 million of the 60+ day delinquent loans are credit enhanced with mortgage pool insurance, and the Company does not expect any realized losses on these loans.  For loans without mortgage pool insurance, the Company expects losses to be minimal given the seasoning of the underlying loans.  During 2007 and 2006, the Company incurred less than $0.1 million of actual losses in each of those years.

Single-Family Loan Delinquency Statistics

(amounts in thousands)	30 to 59 days delinquent	60 to 89 days delinquent	90 days and over delinquent (1)	Total
2007, Quarter 1	$5,389	$937	$4,273	$10,599
2007, Quarter 2	4,180	874	3,157	8,211
2007, Quarter 3	2,381	551	3,058	5,990
2007, Quarter 4	5,003	562	2,342	7,907
2008, Quarter 1	4,092	761	2,543	7,396

(1)	Includes foreclosures and real estate owned.

RESULTS OF OPERATIONS
	Three Months Ended
	March 31,
(amounts in thousands except per share information)	2008	2007

Net interest income	$2,421	$2,460
(Provision for) recapture of provision for loan losses	(26)	523
Net interest income after recapture of loan losses	2,395	2,983
Gain (loss) on sales of investments	2,093	(6)
Equity in (loss) earnings of joint venture	(2,251)	630
Fair value adjustments, net	4,231	–
Other income (expense)	67	(539)
General and administrative expenses	(1,216)	(1,126)
Net income	5,319	1,942
Preferred stock charge	(1,003)	(1,003)
Net income to common shareholders	4,316	939

Net income per common share:
Basic	$0.36	$0.08
Diluted	$0.32	$0.08

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Interest Income

Interest income includes interest earned on the investment portfolio and also reflects the amortization of any related discounts, premiums and deferred costs.  The following tables present the significant components of the Company’s interest income.

	Three Months Ended March 31,
(amounts in thousands)	2008	2007
Interest income:
Securitized mortgage loans	$5,602	$7,025
Securities	428	324
Cash and cash equivalents	324	739
Other loans and investments	129	127
	$6,483	$8,215

The change in interest income on securitized mortgage loans and securities is examined in the discussion and tables that follow.

Interest income on cash and cash equivalents decreased $0.4 million in 2008 compared to 2007.  This decrease is primarily the result of an $13.9 million decrease in the average balance of cash and cash equivalents outstanding during 2008 compared to 2007 and a decrease in short-term interest rates.  The yield on cash decreased from 5.2% for the three months ended March 31, 2007 to 3.0% for the same period in 2008.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on securitized mortgage loans.

	Three Months Ended March 31,
	2008			2007
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Securitized mortgage loans:
Commercial	$3,985	$100	$4,085	$4,868	$87	$4,955
Single-family	1,604	(87)	1,517	2,205	(135)	2,070
Total mortgage loans	$5,589	$13	$5,602	$7,073	$(48)	$7,025

The majority of the decrease of $0.9 million in interest income on commercial mortgage loans is primarily related to the decline in the average balance of the commercial mortgage loans outstanding during the first quarter of 2008, which decreased approximately $38.4 million (54%) from the balance for the same period in 2007.

Interest income on securitized single-family mortgage loans declined $0.6 million to $1.5 million for the three months ended March 31, 2008.  The decline in interest income on single-family loans was primarily related to the decrease in the average balance of the loans outstanding from the first quarter of 2007, which declined approximately $27.4 million, or approximately 24%, to $85.7 million for the first quarter of 2008.  The decline in interest income on single-family mortgage loans was also negatively impacted by a decrease in the average yield on the Company’s single-family loan portfolio, approximately 87% of which were variable rate at March 31, 2008.

Interest Income – Securities

The following table presents the components of interest income on securities.

	Three Months Ended March 31,
(amounts in thousands)	2008	2007
Non-agency RMBS	$176	$262
Agency RMBS	104	62
Corporate debt securities and other interest-bearing securities	148	–
	$428	$324

Although the balance of securities increased significantly from March 31, 2007 to March 31, 2008, interest income only increased by approximately $0.1 million for the three months ended March 31, 2008 compared to the corresponding period in 2007.  This small increase income was due to the increase in the balance of securities occurring late in March 2008.

Interest Expense

Interest expense includes the interest paid and accrued on the Company’s financings as well as the amortization of any related discounts, premiums and deferred costs.  The following tables present the significant components of interest expense.

	Three Months Ended March 31,
(amounts in thousands)	2008	2007
Interest expense:
Securitization financing	$3,599	$4,096
Repurchase agreements	54	1,258
Obligation under payment agreement	401	367
Other	8	34
	$4,062	$5,755

Interest Expense – Securitization Financing

The following table summarizes the detail of the interest expense recorded on securitization financing bonds.

	Three Months Ended March 31,
	2008			2007
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Securitization financing:
Commercial	$3,441	$(325)	$3,116	$4,273	$(286)	$3,987
Single-family	338	52	390	–	–	–
Other bond related costs	93	–	93	109	–	109
Total mortgage loans	$3,872	$(273)	$3,599	$4,382	$(286)	$4,096

Interest expense on commercial securitization financing decreased from $4.0 million for 2007 to $3.1 million for 2008.  The majority of this $0.9 million decrease is related to the $40.1 million (19%) decrease in the weighted average balance of securitization financing, from $208.4 million in 2007 to $168.3 million in 2008.

The interest expense on single-family securitization financing is related to a securitization bond that the Company redeemed in 2005 and reissued in the fourth quarter of 2007.  The net amortization of other bond related costs is attributable mainly to the $0.8 million discount at which the bond was reissued.

Interest Expense – Repurchase Agreements

The decline in interest expense related to repurchase agreements is due primarily to the drop in the average balance of repurchase agreement financing outstanding from $92.7 million for the three months ended March 31, 2007 to $5.7 million for the same period in 2008.  The average rate on the outstanding repurchase agreements also declined from 5.43% for 2007 to 3.72% for 2008.

Gain (loss) on Sales of Investments

During the three months ended March 31, 2008, the Company sold $5.2 million of equity securities of other real estate investment trusts and realized a net gain of $2.1 million.

(Provision for) Recapture of Provision for Loan Losses

During the three months ended March 31, 2007, the Company recaptured approximately $0.5 million of reserves the Company had previously provided for estimated losses on its securitized mortgage loan portfolio.  During the three months ended March 31, 2008, the Company provided less than $0.1 million for estimated losses on its portfolio of single family loans.

Equity in (Loss) Earnings of Joint Venture

The Company’s interest in the operations of its joint venture changed from income of $0.6 million to a loss of $2.3 million for the three months ended March 31, 2007 and 2008, respectively.  In 2008, the joint venture experienced a decline in the values of certain of its investments of $4.7 million, due primarily to the widening of spreads on subordinate CMBS during the first quarter of 2008.

Fair Value Adjustments, Net

The $4.2 million fair value adjustment is primarily related to a decline in the fair value of the Company’s obligation under payment agreement, for which the Company adopted SFAS 159 on January 1, 2008, as described above.

General and Administrative Expenses

General and administrative expenses increased by less than $0.1 million from $1.1 million to $1.2 million for the three months ended March 31, 2007 and 2008, respectively.  General and administrative expenses increased during 2008 primarily due to legal fees and consulting fees.  The consulting fees primarily relate to the Company’s implementation of its strategy of buying Agency RMBS.

The following table summarizes the average balances of interest-earning assets and their average effective yields, along with the average interest-bearing liabilities and the related average effective interest rates, for each of the periods presented. Assets that are on non-accrual status are excluded from the table below for each period presented.

Average Balances and Effective Interest Rates

	Three Months Ended March 31,
	2008		2007
(amounts in thousands)	Average Balance	Effective Rate	Average Balance	Effective Rate

Interest-earning assets:(1)
Securitized mortgage loans(2)(3)(5)	$276,399	8.08%	$342,238	8.17%
Securities	21,131	8.10%	13,295	9.76%
Other loans and investments	3,603	16.22%	3,739	14.68%
Total interest-earning assets	$301,133	8.18%	$359,272	8.30%

Interest-bearing liabilities:
Securitization financing(3)(4)(5)	$201,443	7.09%	$208,434	7.59%
Repurchase agreements	5,708	3.72%	92,705	5.43%
Total interest-bearing liabilities	$207,151	7.00%	$301,139	6.92%

Net interest spread (4)		1.18%		1.37%
Net yield on average interest-earning assets(3)(4)(5)		3.36%		2.49%
Cash and cash equivalents	$42,652	3.03%	$56,595	5.22%
Net yield on average interest-earning assets, including cash and cash equivalents		3.32%		2.87%

(1)	Average balances exclude unrealized gains and losses on available for sale securities
(2)	Average balances exclude funds held by trustees except defeased funds held by trustees.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.   Also certain prepayment penalties and income support payments received on the Company’s commercial mortgage loan portfolio are not annualized.

(4)	Effective rates are calculated excluding non-interest related securitization financing expenses.
(5)
Net yield on average interest-earning assets reflects the annualized net interest income excluding non-interest related securitization financing expense divided by average interest-earning assets for the period.

2008 Compared to 2007

The net interest spread for the three months ended March 31, 2008 decreased 19 basis points to 1.18% from 1.37% for the three months ended March 31, 2007.  The decrease in the net interest spread is primarily related to decrease in the average rate on the Company’s securitized single-family mortgage loans, which are predominately variable rate, and a decrease in the average balance of lower yielding repurchase agreements which caused an increase in the average yield on interest-bearing liabilities.

The overall yield on interest-earning assets, which exclude cash and cash equivalents, decreased to 8.18% for the three months ended March 31, 2008 from 8.30% for the same period in 2007 primarily as a result of the receipt in 2007 of delinquent interest on a commercial mortgage loan which had previously been on non-accrual status and the overall decrease of yields for new securities purchased due to the declining rate environment.  Yields on securitized mortgage loans decreased from the resets of variable-rate securitized single-family mortgage loans.  These resets resulted in the decrease in yield of 25 basis points to 7.06% for the three months ended March 31, 2008 versus the same period in 2007.

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume:

	Three Months Ended March 31, 2008 versus 2007
(amounts in thousands)	Rate	Volume	Total

Securitized mortgage loans	$(87)	$(1,334)	$(1,421)
Securities	(63)	167	104
Other loans and investments	5	(3)	2

Total interest income	(145)	(1,170)	(1,315)

Securitization financing	(351)	(131)	(482)
Repurchase agreements	(157)	(1,047)	(1,204)

Total interest expense	(508)	(1,178)	(1,686)

Net interest income	$363	$8	$371

Note:
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.  This table excludes non-interest related dividends on equity securities, securitization financing costs, other interest expense and provision for credit losses.

From March 31, 2007 to March 31, 2008, average interest-earning assets declined $58.1 million, or approximately 16%.  The decline in interest earning-assets resulted primarily from scheduled and unscheduled payments on the Company’s securitized mortgage loans, principally adjustable-rate single-family mortgage loans.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  SFAS 160 addresses reporting requirements in the financial statements of non-controlling interests to their equity share of subsidiary investments.   SFAS 160 applies to reporting periods beginning after December 15, 2008.  The Company is currently evaluating the potential impact on adoption of SFAS 160.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) which revised SFAS No. 141, “Business Combinations.”  This pronouncement is effective as of January 1, 2009.  Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity.  SFAS 141(R) requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date.  SFAS 141(R) will have a significant impact on the accounting for transaction costs, restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination.  Under SFAS 141(R), adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill.  As the provisions of SFAS 141(R) are applied prospectively, the impact cannot be determined until the transactions occur.  The Company is currently evaluating the impact, if any, that SFAS 141(R) may have on the Company’s financial statements.

On March 20, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements.  SFAS 161 also requires certain tabular formats for disclosing such

information.   SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133.  Among other things, SFAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirementsas a result of contingent credit-related features.  The Company is currently evaluating the impact, if any, that the adoption of SFAS 161 will have on the Company’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its investments and operations from a variety of sources, including a mix of collateral-based short-term financing sources such as repurchase agreements, collateral-based long-term financing sources such as securitization financing, equity capital, and net earnings.  The Company’s primary source of funding for its operations today is the cash flow generated from the Company’s existing investment portfolio assets, which includes net interest income and principal payments and prepayments on these investments.   The Company believes that it has sufficient liquidity and capital resources to continue to service all of its outstanding recourse obligations, pay operating costs and fund dividends on its capital stock.

Management believes that the Company’s investment portfolio cash flows should be adequate over the next twelve months to fund the Company’s operating needs and to pay its Series D Preferred Stock dividends.

Assuming that short-term interest rates decline over the remainder of 2008, the Company anticipates that the cash flow from its investment portfolio will continue to decline through the end of the year as its investment in cash and cash equivalents earns lower returns, absent meaningful reinvestment of capital. The Company anticipates, however, that it will have sufficient cash flow from the investment portfolio to meet all of its current obligations on both a short-term and long-term basis.

At March 31, 2008, the Company had cash and cash equivalents of $37.9 million.  Management believes the Company has ample liquidity and capital resources to fund its business.

The Company believes that investment opportunities for its capital may be more readily available in the foreseeable future as disruptions in the fixed income markets, particularly in the residential mortgage market, have caused a decline in prices on most residential mortgage securities.  These disruptions have caused volatility in asset prices, causing such asset prices to decline, correspondingly increasing yields.  Equity prices on companies which originate or invest in these securities have also declined.  As a result, the Company has evaluated several potential investment opportunities for residential mortgage securities, but to date, has not made meaningful investments on its capital. The timing of any reinvestment will depend on the investment opportunity available and whether, in the opinion of management and the Board of Directors, such investment represents an acceptable risk-adjusted return opportunity for the Company’s capital.

The Company currently utilizes a combination of equity, securitization financing and repurchase agreement financing to finance its investment portfolio.  Securitization financing is recourse only to the assets pledged as collateral to support the financing and is not otherwise recourse to the Company.  At March 31, 2008, the Company had $200.3 million of non-recourse securitization financing outstanding, $168.3 million of which carries a fixed rate of interest.  The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds.

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

Off-Balance Sheet Arrangements. As of March 31, 2008, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Contractual Obligations.  As of March 31, 2008, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

FORWARD-LOOKING STATEMENTS

Certain written statements in this Form 10-Q that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Item as well as those discussed elsewhere in this report addressing the results of operations, operating performance, events, or developments that management expects or anticipates will occur in the future, including statements relating to investment strategies, net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this report, regarding future events and operating performance and are applicable only as of the dates of such statements.  Such forward-looking statements may involve factors that could cause the actual results of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements.  The Company cautions the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize.

Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

Reinvestment.  Asset yields today are generally lower than those assets sold or repaid, due to lower overall interest rates and more competition for these assets.  In recent years, the Company has generally been unable to find investments which have acceptable risk adjusted yields.  As a result, the Company’s net interest income has been declining, and may continue to decline in the future, resulting in lower earnings per share over time. In order to maintain its investment portfolio size and its earnings, the Company needs to reinvest a portion of the cash flows it receives into new interesting earning assets.  If the Company is unable to find suitable reinvestment opportunities, the net interest income on its investment portfolio and investment cash flows could be negatively impacted.

Economic Conditions.  The Company is affected by general economic conditions.  An increase in the risk of defaults and credit risk resulting from an economic slowdown or recession could result in a decrease in the value of its investments and the over-collateralization associated with its securitization transactions.

Investment Portfolio Cash Flow.  Cash flows from the investment portfolio fund the Company’s operations, the dividends, and repayments of outstanding debt, and are subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses, particularly given the high degree of internal structural leverage inherent in securitized investments.  Based on the performance of the underlying assets within the securitization structure, cash flows which may have otherwise been paid to the Company as a result of its ownership interest may be retained within the securitization structure.  Cash flows from the investment portfolio are likely to sequentially decline until the Company meaningfully begins to reinvest its capital.  There can be no assurances that the Company will be able to find suitable investment alternatives for its capital, nor can there be assurances that it will meet its reinvestment and return hurdles.

Defaults.  Defaults by borrowers on loans the Company securitized may have an adverse impact on its financial performance, if actual credit losses differ materially from its estimates or exceed reserves for losses recorded in the financial statements.  The allowance for loan losses is calculated on the basis of historical experience and management’s best estimates.  Actual default rates or loss severity may differ from the estimate as a result of economic conditions. In addition, commercial mortgage loans are generally large dollar balance loans, and a significant loan default may have an adverse impact on the Company’s financial results.  Such impact may include higher provisions for loan losses and reduced interest income if the loan is placed on non-accrual.

Interest Rate Fluctuations.  The Company’s income and cash flow depends on its ability to earn greater interest on its investments than the interest cost to finance these investments.  Interest rates in the markets served by the Company generally rise or fall with interest rates as a whole.  Approximately $209 million of the Company’s investments, including loans and securities currently pledged as securitized mortgage loans and securities, carry a fixed-rate of interest either for the life of the loan or security or for a period of longer than 12 months in the case of an instrument such as an agency RMBS that has an initial fixed period of interest before its interest rate adjusts.  We currently finance these fixed and variable-rate assets through $168 million of fixed rate securitization financing, $32 million of variable rate securitization financing and $30 million of variable rate repurchase agreements.  For the portion of the fixed rate loans and securities, which are financed with variable rate instruments, the net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates.  In addition, certain variable rate instruments may have interest rates which reset on a delayed basis and have periodic interest rate caps whereas the related borrowing has no delayed resets or such interest rate caps.  In a period of rising interest rates, the net interest spread on these investments may decrease.

Third-party Servicers.  The Company’s loans and loans underlying securities are serviced by third-party service providers.  As with any external service provider, the Company is subject to the risks associated with inadequate or untimely services. Many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures. A substantial increase in the Company’s delinquency rate that results from improper servicing or loan performance in general could harm the Company’s ability to securitize its real estate loans in the future and may have an adverse effect on its earnings.

Prepayments.  Prepayments by borrowers on loans the Company securitized or securities, which it purchases, may have an adverse impact on the Company’s financial performance.  Prepayments are expected to increase during a declining interest rate or flat yield curve environment.  The Company’s exposure to rapid prepayments is primarily (i) the faster amortization of premium on the investments and, to the extent applicable, amortization of bond discount, and (ii) the replacement of investments in its portfolio with lower yielding investments.

Competition.  The financial services industry is a highly competitive market in which the Company competes with a number of institutions with greater financial resources.  In purchasing portfolio investments, obtaining financing for its investments, and in issuing debt or equity capital, the Company competes with other mortgage REITs, investment banking firms, savings and loan associations, commercial banks, mortgage bankers, insurance companies, federal agencies and other entities, many of which have greater financial resources and a lower cost of capital than the Company does.  Increased competition in the market and the Company’s competitors greater financial resources have adversely affected the Company in the past and may do so again in the future.  Competition may also continue to keep pressure on spreads resulting in the Company being unable to reinvest its capital at acceptable risk-adjusted returns.

Regulatory Changes.  The Company’s businesses as of March 31, 2008 were not subject to any material federal or state regulation or licensing requirements.  However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect the Company and the performance of its securitized loan pools or the Company’s ability to collect on its delinquent property tax receivables.  The Company is a REIT and is required to meet certain tests in order to maintain its REIT status.  If it should fail to maintainitsREIT status, the Company would not be able to hold certain investments and would be subject to income taxes.

Section 404 of the Sarbanes-Oxley Act of 2002.  The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC and the New York Stock Exchange.  Failure to comply may result in doubt in the capital markets about the quality and adequacy of the Company’s internal controls and corporate governance.  This could result in it having difficulty in, or being unable to, raise additional capital in these markets in order to finance its operations and future investments.

Other.  The following risks, which are discussed in more detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, could also affect the Company’s results of operations, financial condition and cash flows:

•
The Company may be unable to invest in new assets with attractive yields, and yields on new assets in which it does invest may not generate attractive yields, resulting in a decline in the Company’s earnings per share over time.

•
New investments may entail risks that the Company does not currently have in its investment portfolio or may substantially add risks to the investment portfolio which the Company may or may not have managed in the past as part of its investment strategy.  In addition, while the Company has owned Agency RMBS in the past, it has never had a significant amount of its capital invested in these assets.

•	Competition may prevent the Company from acquiring new investments at favorable yields potentially negatively impacting its profitability.

•
The Company’s ownership of certain subordinate interests in securitization trusts subjects it to credit risk on the underlying loans, and it provides for loss reserves on these loans as required under generally accepted accounting principles.

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

•	The Company may be subject to the risks associated with inadequate or untimely services from third-party service providers, which may harm its results of operations.

•	Prepayments of principal on the Company’s investments, and the timing of prepayments, may impact its reported earnings and cash flows.

•
The Company finances a portion of its investment portfolio with short-term recourse repurchase agreements which subjects the Company to margin calls if the assets pledged subsequently decline in value or if the repurchase agreement financier chooses to reduce its position in financing afforded the Company.

•	Interest rate fluctuations can have various negative effects on the Company, and could lead to reduced earnings and/or increased earnings volatility.

•	Hedging against interest rate exposure may adversely affect the Company’s earnings.

•	The Company’s reported income depends on accounting conventions and assumptions about the future that may change.

•	Failure to qualify as a REIT would adversely affect the Company’s dividend distributions and could adversely affect the value of its securities.

•	Maintaining REIT status may reduce the Company’s flexibility to manage its operations.

•	The Company may fail to properly conduct its operations so as to avoid falling under the definition of an investment company pursuant to the Investment Company Act of 1940.

•	The Company is dependent on certain key personnel.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest and foreign exchange rates and in equity and commodity prices.  Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of the Company’s market risk management extends beyond derivatives to include all market risk sensitive financial instruments.  As a financial services company, net interest income comprises the primary component of Dynex’s earnings and cash flows.  The Company is subject to risk resulting from interest rate fluctuations to the extent that there is a gap between the amount of the Company’s interest-earning assets and the amount of interest-bearing liabilities that are prepaid, mature or re-price within specified periods.

The Company monitors the aggregate cash flow, projected net interest income and estimated market value of its investment portfolio under various interest rate and prepayment assumptions.  While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

The Company specifically focuses on the sensitivity of its investment portfolio cash flow, primarily the cash flow generated from the net interest income of its investment portfolio, and measures such sensitivity to changes in interest rates.  Changes in interest rates are defined as instantaneous, parallel, and sustained interest rate movements in 100 basis point increments.  Because cash and cash equivalents are such a large portion of the Company’s overall assets, the Company also calculated the sensitivity of its cash flows including cash and cash equivalents as if they are part of its investment portfolio.  For both analyses, the Company estimates its net interest income cash flow for the next twenty-four months assuming interest rates over such time period follow the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of March 31, 2008, which is referred to as the Base Case.  Once the Base Case has been estimated, net interest income cash flows are projected for each of the defined interest rate scenarios.  Those scenario results are then compared against the base case to determine the estimated change to cash flow.  To the extent the Company has any cash flow changes from interest rate swaps, caps, floors or any other derivative instrument, they are included in this analysis.

The following table summarizes the Company’s net interest income cash flow sensitivity analyses as of March 31, 2008 under the assumptions set forth above. These analyses represent management’s estimate of the percentage change in net interest income cash flow (expressed in dollar terms and as a percentage of the base case) for the investment portfolio only and the investment portfolio inclusive of cash and cash equivalents, given a parallel shift in interest rates as discussed above.

As noted above, the Base Case represents the interest rate environment as it existed as of March 31, 2008.  At March 31, 2008, one-month LIBOR was 2.70% and six-month LIBOR was 2.61%.  The analysis below is heavily dependent upon the assumptions used in the model.  The effect of changes in future interest rates beyond the forward LIBOR curve, the shape of the yield curve or the mix of the Company’s assets and liabilities may cause actual results to differ significantly from the modeled results.  In addition, certain investments which the Company owns provide a degree of “optionality.” The most significant option affecting the portfolio is the borrowers’ option to prepay the loans.  The model applies prepayment rate assumptions representing management’s estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio.  The model applies the same prepayment rate assumptions for all five cases indicated below.  The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis.  Furthermore, the projected results assume no additions or subtractions to the Company’s portfolio, and no change to its liability structure.  Historically, there have been significant changes in the Company’s investment portfolio and the liabilities incurred by the Company.  As a result of anticipated prepayments on assets in the investment portfolio, there are likely to be such changes in the future.

(amounts in thousands)	Investment Portfolio		Investment Portfolio, including Cash and Cash Equivalents
Basis Point Change in Interest Rates	Cash Flow	Percent	Cash Flow	Percent

+200	$(300.2)	(1.8)%	$1,346.3	7.1%
+100	(245.2)	(1.5)%	578.1	3.1%
Base		–		–
-100	336.3	2.0%	(486.9)	(2.6)%
-200	704.5	4.2%	(942.1)	(5.0)%

Approximately $209 million of Dynex’s investment portfolio is comprised of loans or securities that have coupon rates that are fixed.  Approximately $98 million of its investment portfolio as of March 31, 2008 was comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates.  Approximately 50% and 28% of the adjustable-rate loans underlying the Company’s securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR and one-year LIBOR, respectively.

Generally, during a period of rising short-term interest rates, the Company’s net interest income earned and the corresponding cash flow on its investment portfolio will increase due to the match funding of its securitized mortgage loans and significant investment in cash and cash equivalents.  To the extent of the Company’s investment in variable rate securitized finance mortgage loans with variable rate securitization financing, the decrease of the net interest spread results from (i) fixed-rate loans and investments financed with variable-rate debt, (ii) the lag in resets of the adjustable rate loans underlying the securitized mortgage loans relative to the rate resets on the associated borrowings and (iii) rate resets on the adjustable rate loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As to item (i), the Company has substantially limited its interest rate risk by match funding fixed rate assets and variable rate assets. As to item (ii) and (iii), as short-term interest rates stabilize and the adjustable-rate loans reset, the net interest margin may be partially restored as the yields on the adjustable-rate loans adjust to market conditions..

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Company’s Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer.  Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in internal controls.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in the Company’s internal controls during the Company’s last fiscal quarter that could materially affect, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As discussed in Note 13 of the accompanying Notes to Unaudited Condensed Financial Statements and the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company and certain of its subsidiaries are defendants in litigation. The following discussion is the current status of the litigation.  One of the Company’s subsidiaries, GLS Capital, Inc. (GLS), and the County of Allegheny, Pennsylvania (Allegheny County), are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the Court of Common Pleas).  Plaintiffs allege that GLS illegally charged the taxpayers of Allegheny County certain attorney fees, costs and expenses and interest, in the collection of delinquent property tax receivables owned by GLS which were purchased from Allegheny County.   In 2007, the Court of Common Pleas stayed this action pending the outcome of other litigation before the Pennsylvania Supreme Court in which GLS is not directly involved but has filed an Amicus brief in support of the defendants.  Several of the allegations in that lawsuit are similar to those being made against GLS in this litigation.  Plaintiffs have not enumerated their damages in this matter, and the Company believes that the ultimate outcome of this litigation will not have a material impact on its financial condition, but may have a material impact on its reported results for the particular period presented.

Dynex Capital, Inc. and Dynex Commercial, Inc. (DCI), a former affiliate of the Company and now known as DCI Commercial, Inc., are appellees (or respondents) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al.  (collectively, BCM or the Plaintiffs) versus Dynex Commercial, Inc. et al.  The Court of Appeals heard oral arguments in this matter in April 2006.  The appeal sought to overturn the trial court’s judgment in the Company’s and DCI’s favor which denied recovery to Plaintiffs.  Plaintiffs sought a reversal of the trial court’s judgment, and sought rendition of judgment against the Company for alleged breach of  loan agreements for tenant improvements in the amount of $0.3 million.  They also sought reversal of the trial court’s judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively, related to the alleged breach by DCI of a $160.0 million “master” loan commitment.   Plaintiffs also sought reversal and rendition of a judgment in their favor for attorneys’ fees in the amount of $2.1 million.  Alternatively, Plaintiffs sought a new trial.  On February 22, 2008, the Court of Appeals ruled in favor of the Company and DCI, upholding the trial court’s judgment. On May 7, 2008, Plaintiffs filed an appeal with the Supreme Court of Texas.  Even if Plaintiffs were to be successful on appeal, DCI is a former affiliate of the Company, and the Company believes that it would have no obligation for amounts, if any, awarded to the Plaintiffs as a result of the actions of DCI.

The Company and MERIT Securities Corporation, a subsidiary, are defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (District Court) by the Teamsters Local 445 Freight Division Pension Fund (Teamsters).  The complaint was filed on February 7, 2005, and purports to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds (the Bonds), which are collateralized by manufactured housing loans.   The complaint seeks unspecified damages and alleges, among other things, misrepresentations in connection with the issuance of and subsequent reporting on the Bonds.  The complaint initially named the Company’s former president and its current Chief Operating Officer as defendants.   On February 10, 2006, the District Court dismissed the claims against the Company’s former president and its current Chief Operating Officer, but did not dismiss the claims against the Company or MERIT.  The Company and MERIT petitioned for an interlocutory appeal with the United States Court of Appeals for the Second Circuit (Second Circuit).  The Second Circuit granted the Company’s petition on September 15, 2006 and heard oral argument on the appeal on January 30, 2008.  The Company has evaluated the allegations made in the complaint, believes them to be without merit and intends to vigorously defend itself against them.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on its consolidated balance sheet but could materially affect its consolidated results of operations in a given period or year.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The materialization of any risks and uncertainties identified in the Company’s Forward Looking Statements contained herein together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on the Company’s financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description
3.1
Articles of Incorporation, as amended, effective as of February 4, 1988 (incorporated herein by reference to Exhibit 4.9 to Dynex’s Amendment No. 1 to the Registration Statement on Form S-3 (No. 333-10783) filed March 21, 1997).

3.2	Amended and Restated Bylaws, effective March 26, 2008 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed April 1, 2008).
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

3.5	Amendment to Articles of Incorporation, effective April 25, 1997 (incorporated herein by reference to Exhibit 3.10 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).
3.6	Amendment to Articles of Incorporation, effective June 17, 1998 (incorporated herein by reference to Exhibit 3.7 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2004).
3.7	Amendment to Articles of Incorporation, effective August 2, 1999 (incorporated herein by reference to Exhibit 3.8 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2004).
3.8	Amendment to Articles of Incorporation, effective May 18, 2004 (incorporated herein by reference to Exhibit 3.3 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.6	Employment Agreement, dated as of March 31, 2008, between Dynex and Thomas B. Akin (incorporated herein by reference to Exhibit 10.6 to Dynex’s Current Report on Form 8-K filed April 4, 2008).
10.7	Dynex Capital, Inc. 401(k) Overflow Plan, effective July 1, 1997 (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date: May 12, 2008	/s/ Thomas B. Akin
Thomas B. Akin
Chief Executive Officer
(Principal Executive Officer)

/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President and Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

10.7	Dynex Capital, Inc. 401(k) Overflow Plan, effective July 1, 1997 (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).