Form 10-Q
period 2008-06-30
DYNEX CAPITAL INC
filed 2008-08-11
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Yes           ☐           No           ☑

On July 31, 2008, the registrant had 12,169,762 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(amounts in thousands except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$42,501	$35,352
Other assets	5,378	5,671
	47,879	41,023
Investments:
Securitized mortgage loans, net	258,826	278,463
Agency mortgage-backed securities	139,187	7,456
Other securities	15,690	21,775
Investment in joint venture	13,273	19,267
Other loans and investments	3,336	6,774
	430,312	333,735
	$478,191	$374,758
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Securitization financing	$189,304	$204,385
Repurchase agreements	129,403	4,612
Obligation under payment agreement	11,663	16,796
Other liabilities	5,366	7,029
	335,736	232,822

Commitments and Contingencies (Note 14)

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, 9.5% Cumulative Convertible Series D, 4,221,539 shares issued and outstanding ($43,218 aggregate liquidation preference)	41,749	41,749
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 12,169,762 and 12,136,262 shares issued and outstanding, respectively	122	121
Additional paid-in capital	366,769	366,716
Accumulated other comprehensive (loss) income	(3,953)	1,093
Accumulated deficit	(262,232)	(267,743)
	142,455	141,936
	$478,191	$374,758

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS AND COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Investments	$6,497	$7,236	$12,656	$14,712
Cash and cash equivalents	177	787	501	1,526
	6,674	8,023	13,157	16,238
Interest expense	4,173	5,060	8,235	10,814
Net interest income	2,501	2,963	4,922	5,424
(Provision for) recapture of loan losses	(321)	702	(347)	1,225

Net interest income after provision for loan losses	2,180	3,665	4,575	6,649

Equity in income (loss) of joint venture	560	672	(1,691)	1,302
(Loss) gain on sale of investments, net	(43)	6	2,050	–
Fair value adjustments, net	(173)	–	4,058	–
Other income (expense)	3,025	(478)	3,092	(1,018)
General and administrative expenses	(1,253)	(1,163)	(2,469)	(2,290)

Net income	4,296	2,702	9,615	4,643
Preferred stock dividends	(1,003)	(1,003)	(2,005)	(2,005)

Net income to common shareholders	$3,293	$1,699	$7,610	$2,638

Change in net unrealized gain (loss) on :
Investments classified as available-for-sale	1,250	(602)	(1,123)	(476)
Investment in joint venture	(287)	(223)	(3,923)	606

Comprehensive income	$5,259	$1,877	$4,569	$4,773

Net income per common share:
Basic	$0.27	$0.14	$0.63	$0.22
Diluted	$0.26	$0.14	$0.59	$0.22

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2008
(amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2007	$41,749	$121	$366,716	$1,093	$(267,743)	$141,936

Cumulative effect of adoption of SFAS 159	–	–	–	–	943	943
Net income	–	–	–	–	9,615	9,615
Other comprehensive income:
Change in market value of securities and other investments	–	–	–	(2,995)	–	(2,995)
Reclassification adjustment for net gains included in net income	–	–	–	(2,051)	–	(2,051)
Total comprehensive income						4,569

Dividends on common stock	–	–	–	–	(3,042)	(3,042)
Dividends on preferred stock	–	–	–	–	(2,005)	(2,005)
Stock option issuance	–	–	13	–	–	13
Grant and vesting of restricted stock	–	1	40	–	–	41

Balance at June 30, 2008	$41,749	$122	$366,769	$(3,953)	$(262,232)	$142,455

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net income	$9,615	$4,643
Adjustments to reconcile net income to cash provided by operating activities:
Equity in loss (income) of joint venture	1,691	(1,302)
Provision for (recapture of) loan losses	347	(1,225)
Gain on sale of investments	(2,050)	–
Fair value adjustments, net	(4,058)	–
Amortization and depreciation	(1,729)	(183)
Stock based compensation (benefit) expense	(152)	79
Net change in other assets and other liabilities	(1,040)	2,615
Net cash provided by operating activities	2,624	4,627

Investing activities:
Principal payments received on securitized mortgage loans	19,175	27,702
Purchases of securities and other investments	(152,898)	(5,590)
Payments received on securities, other investments and other loans	7,714	5,836
Proceeds from sales of securities and other investments	23,937	129
Other	86	268
Net cash (used) provided by investing activities	(101,986)	28,345

Financing activities:
Principal payments on securitization financing	(13,233)	(9,496)
Net borrowings under (repayments on) repurchase agreements	124,791	(15,832)
Proceeds from sale of common stock	–	37
Dividends paid	(5,047)	(2,005)
Net cash provided (used) by financing activities	106,511	(27,296)

Net increase in cash and cash equivalents	7,149	5,676
Cash and cash equivalents at beginning of period	35,352	56,880
Cash and cash equivalents at end of period	$42,501	$62,556

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008
(amounts in thousands except share and per share data)

NOTE 1 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The financial statements presented are unaudited.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted.  The unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”).

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

The Company uses estimates in establishing fair value for its financial instruments.  All of the Company’s securities are considered available-for-sale and are therefore carried in the accompanying financial statements at estimated fair value.  Estimates of fair value for Agency mortgage-backed securities are based on market prices provided by multiple dealers.  Estimates of fair value for other securities are based on market quotes for equity securities and dealer quotes for certain fixed income securities, where available.  When market prices are not available for fixed income securities, fair value estimates are determined by calculating the present value of the projected cash flows of the instruments using market-based assumptions such as estimated future interest rates and estimated market spreads to applicable indices for comparable securities, and using collateral based assumptions such as prepayment rates and credit loss assumptions based on the most recent performance and anticipated performance of the underlying collateral.

The Company evaluates all securities and other investments in its investment portfolio for other-than-temporary impairments.  An investment is generally defined to be other-than-temporarily impaired if, for a maximum period of three consecutive quarters, the carrying value of such security exceeds its estimated fair value, and the Company estimates, based on projected future cash flows or other fair value determinants, that the fair value will remain below the carrying value for the foreseeable future.  If an other-than-temporary impairment is deemed to exist, the Company records an impairment charge to adjust the carrying value of the investment down to its estimated fair value.  In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the investment will be placed on non-accrual status.

The Company also has credit risk on loans in its portfolio as discussed in Note 4.  An allowance for loan losses has been estimated and established for currently existing losses in the loan portfolio, which are deemed probable as to their occurrence.  The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses.  Provisions made to increase the allowance for loan losses are presented as provision for loan losses or recapture of loan losses, in the accompanying condensed consolidated statements of operations.  The Company’s actual credit losses may differ from those estimates used to establish the allowance.

New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 addresses reporting requirements in the financial statements of non-controlling interests to their equity share of subsidiary investments.  SFAS 160 applies to reporting periods beginning after December 15, 2008.  The Company is currently evaluating the potential impact that the adoption of SFAS 160 will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) which revised SFAS No. 141, “Business Combinations.”  This pronouncement is effective as of January 1, 2009.  Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity.  SFAS 141(R) requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date.  SFAS 141(R) will have a significant impact on the accounting for transaction costs, restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination.  Under SFAS 141(R), adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill.  As the provisions of SFAS 141(R) are applied prospectively, the impact cannot be determined until the transactions occur.  The Company does not believe this pronouncement will have a material effect on its financial statements.

On March 20, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements.  SFAS 161 also requires certain tabular formats for disclosing such information.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133.  Among other things, SFAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements as a result of contingent credit-related features.  The Company is currently evaluating the impact, if any, that the adoption of SFAS 161 will have on the Company’s financial statements.

On February 20, 2008, the FASB issued FASB Staff Position (“FSP”) 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”), which provides guidance on accounting for transfers of financial assets and repurchase financings.  FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).  However, if certain criteria, as described in FSP 140-3, are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140.  If the linked transaction does not meet the requirements for sale accounting, the linked transaction shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet.  FSP 140-3 is effective on a prospective basis for fiscal years beginning after November 15, 2008, with earlier application not permitted.  The Company is currently evaluating the impact, if any, that the adoption of FSP 140-3 will have on the Company’s financial statements.

NOTE 2 – NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted basis.  Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock options, using the treasury stock method, but only if these items are dilutive.  The Series D preferred stock is convertible into one share of common stock for each share of preferred stock.  The following tables reconcile the numerator and denominator for both basic and diluted net income per common share for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008		2007
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$4,296		$2,702
Preferred stock dividends	(1,003)		(1,003)
Net income to common shareholders	3,293	12,169,762	1,699	12,136,262
Effect of dilutive items	1,003	4,228,905	–	3,173
Diluted	$4,296	16,398,667	$1,699	12,139,435

Net income per share:
Basic		$0.27		$0.14
Diluted		$0.26		$0.14

Reconciliation of shares included in calculation of income per share due to dilutive effect:
Net effect of dilutive:
Convertible preferred stock	1,003	4,221,539	–	–
Stock options	–	7,366	–	3,173
	$1,003	4,228,905	$–	3,173

	Six Months Ended June 30,
	2008		2007
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$9,615		$4,643
Preferred stock dividends	(2,005)		(2,005)
Net income to common shareholders	7,610	12,163,320	2,638	12,134,715
Effect of dilutive items	2,005	4,229,464	–	1,909
Diluted	$9,615	16,392,784	$2,638	12,136,624

Net income per share:
Basic		$0.63		$0.22
Diluted		$0.59		$0.22

Reconciliation of shares included in calculation of income per share due to dilutive effect:
Net effect of dilutive:
Convertible preferred stock	2,005	4,221,539	–	–
Stock options	–	7,925	–	1,909
	$2,005	4,229,464	$–	1,909

The following securities were excluded from the calculation of diluted income per share, as their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Shares issuable under stock option awards	50,000	60,000	50,000	60,000
Convertible preferred stock	–	4,221,539	–	4,221,539

NOTE 3 – SECURITIZED MORTGAGE LOANS, NET

The following table summarizes the components of securitized mortgage loans at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Securitized mortgage loans:
Commercial mortgage loans	$176,021	$185,998
Single-family mortgage loans	77,012	86,088
	253,033	272,086
Funds held by trustees, including funds held for defeased loans	7,125	7,225
Accrued interest receivable	1,737	1,940
Unamortized discounts and premiums, net	(3)	(67)
Loans, at amortized cost	261,892	281,184
Allowance for loan losses	(3,066)	(2,721)
	$258,826	$278,463

All of the securitized mortgage loans are encumbered by securitization financing bonds.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is included in securitized mortgage loans, net in the accompanying condensed consolidated balance sheets.  The following table summarizes the aggregate activity for the allowance for loan losses for the three-month and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Allowance at beginning of period	$2,745	$3,538	$2,721	$4,495
Provision for (recapture of) loan losses	321	(702)	347	(1,225)
Charge-offs, net of recoveries	–	(31)	(2)	(465)
Allowance at end of period	$3,066	$2,805	$3,066	$2,805

The Company identified $11,500 of impaired commercial loans at June 30, 2008 compared to $13,792 of impaired commercial loans at December 31, 2007, none of which were delinquent.

The following table presents certain information on impaired securitized commercial mortgage loans at December 31, 2007 and June 30, 2008.

	Investment in Impaired Loans	Allowance for Loan Losses	Investment in Excess of Allowance
December 31, 2007	$13,792	$2,590	$11,202
June 30, 2008	11,500	2,921	8,579

NOTE 5 – AGENCY MORTGAGE-BACKED SECURITIES

The Company’s agency mortgage-backed securities (“Agency RMBS”) are debt securities collateralized by single-family mortgage loans, on which the payment of principal and interest has been guaranteed by Federal National

Mortgage Corporation (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  The Company’s Agency RMBS are comprised primarily of hybrid RMBS, which have interest rates that are fixed for a specified period and thereafter generally reset annually.  At June 30, 2008, the Company’s Agency RMBS had a weighted average of 17 months to reset.

The following table presents the components of the Company’s investment in Agency RMBS as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Principal/par value	$137,573	$7,400
Purchase premiums	1,637	15
Purchase discounts	(3)	(4)
Amortized cost	139,207	7,411
Gross unrealized gains	140	45
Gross unrealized losses	(160)	–
Fair value	$139,187	$7,456

Weighted average yield	4.85%	5.43%

The Company purchased approximately $142,911 of Agency RMBS during the six-month period ended June 30, 2008 and financed the purchases with repurchase agreements of $128,428.  Of the Agency RMBS balances at June 30, 2008 and December 31, 2007, Agency RMBS with a fair value of $138,784 and none were pledged as collateral under the repurchase agreements, respectively.  The Company also sold a $5,795 Agency RMBS during the period at a gain of $14.

NOTE 6 – OTHER SECURITIES

The following table summarizes the amortized cost basis and fair value of the Company’s other securities, all of which are classified as available-for-sale, and the related average effective interest rates at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Value	Weighted Average Yield	Value	Weighted Average Yield
Non-agency mortgage-backed securities	$7,149	7.11%	$7,684	6.85%
Corporate debt securities	–	–%	4,722	11.75%
Equity securities of publicly traded companies	8,237		7,704
	15,386		20,110
Gross unrealized gains	929		2,361
Gross unrealized losses	(625)		(696)
Securities, available-for-sale at fair value	$15,690		$21,775

The non-agency mortgage-backed securities consist principally of fixed rate securities collateralized by single-family residential loans originated in 1994.

The Company sold approximately $9,428 of equity securities during the six months ended June 30, 2008, on which it recognized a gain of $2,225, and purchased approximately $9,988 of equity securities during that period.  The Company also sold the corporate debt security during the second quarter of 2008, on which it recognized a loss of $187.

NOTE 7 — INVESTMENT IN JOINT VENTURE

The Company, through a wholly-owned subsidiary, holds a 49.875% interest in a joint venture, Copperhead Ventures, LLC, primarily between the Company and DBAH Capital, LLC, an affiliate of Deutsche Bank, A. G.

The Company accounts for its investment in the joint venture using the equity method, under which it recognizes its proportionate share of the joint venture’s earnings and comprehensive income.  The Company’s interest in the earnings (loss) from the joint venture was income of $560 and a loss of $1,691 for the three and six months ended June 30, 2008, respectively.  The Company’s interest in other comprehensive income (loss) from the joint venture was a loss of $287 and $3,923 for the three and six months ended June 30, 2008, respectively.

The joint venture had total assets at June 30, 2008 of $26,131, which were comprised primarily of $6,918 of cash and cash equivalents, $7,316 of available-for-sale subordinate commercial mortgage-backed securities, a financial instrument backed by commercial mortgage loans accounted for under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” with a fair value of $11,663 and  other assets of $234.

NOTE 8 – OTHER LOANS AND INVESTMENTS

The following table summarizes the Company’s other loans and investments at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
Single-family mortgage loans	$2,143	$2,486
Multifamily and commercial mortgage loan participations	907	927
Unamortized discounts on mortgage loans	(261)	(289)
Mortgage loans, net	2,789	3,124

Delinquent property tax receivable securities	547	2,127
Notes receivable and other investments	–	1,523
Other loans and investments	$3,336	$6,774

NOTE 9 – FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for all assets that are measured at fair value and for its obligation to joint venture under payment agreement liability.  Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties.  A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models are applied.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

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

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.  Fair valued assets and liabilities that are generally included in this category are Agency RMBS.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Generally, assets and liabilities carried at fair value and included in this category are non-agency mortgage-backed securities, delinquent property tax receivables and the obligation under payment agreement liability.

The following table presents the Company’s assets and liabilities at June 30, 2008, which are carried at fair value, segregated by the hierarchy level of the fair value estimate:

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets
Agency RMBS	$139,187	$–	$139,187	$–
Non-agency mortgage-backed securities	7,012	–	–	7,012
Equity securities	8,678	8,678	–	–
Other	547	–	–	547
Total assets carried at fair value	$155,424	$8,678	$139,187	$7,559

Liabilities
Obligation under payment agreement	$11,663	$–	$–	$11,663
Total liabilities carried at fair value	$11,663	$–	$–	$11,663

The following tables present the reconciliations of the beginning and ending balances of the Level 3 fair value estimates for the three and six month periods ended June 30, 2008:

	Level 3 Fair Values
	Non-agency mortgage-backed securities	Corporate debt securities	Other	Total assets	Obligation under payment agreement
Balance at April 1, 2008	$7,402	$4,022	$482	$11,906	$11,244
Total realized and unrealized gains (losses)
Included in earnings	–	(187)	(7)	(194)	419
Included in other comprehensive income (loss)	(138)	–	304	166	–
Purchases, sales, issuances and other settlements, net	(252)	(3,835)	(232)	(4,319)	–
Transfers in and/or out of Level 3	–	–	–	–	–
Balance at June 30, 2008	$7,012	$–	$547	$7,559	$11,663

	Level 3 Fair Values
	Non-agency mortgage-backed securities	Corporate debt securities	Other	Total assets	Obligation under payment agreement
Balance at January 1, 2008	$7,726	$4,347	$2,127	$14,200	$15,473
Total realized and unrealized gains (losses)
Included in earnings	–	(187)	(2)	(189)	(3,810)
Included in other comprehensive income (loss)	(180)	375	304	499	–
Purchases, sales, issuances and other settlements, net	(534)	(4,535)	(1,882)	(6,951)	–
Transfers in and/or out of Level 3	–	–	–	–	–
Balance at June 30, 2008	$7,012	$–	$547	$7,559	$11,663

There were no assets or liabilities which were measured at fair value on a non-recurring basis during the three  or six months ended June 30, 2008.

NOTE 10 – SECURITIZATION FINANCING

The Company, through limited-purpose finance subsidiaries, has issued bonds pursuant to indentures in the form of non-recourse securitization financing.  Each series of securitization financing may consist of various classes of bonds, either at fixed or variable rates of interest and having varying repayment terms.  The Company, on occasion, may retain bonds or redeem bonds and hold such bonds outstanding for possible future resale or reissuance.  Payments received on securitized mortgage loans and any reinvestment income earned thereon are used to make payments on the bonds.

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

The Company has three series of bonds remaining outstanding pursuant to three separate indentures.  One series with a principal amount of $31,381 is collateralized by $77,012 in single-family mortgage loans.  The two remaining series with principal amounts of $22,698 and $134,586, respectively, are collateralized by commercial mortgage loans with unpaid principal balances at June 30, 2008 of $27,516 and $148,505, respectively.

The components of non-recourse securitization financing along with certain other information at June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008		December 31, 2007
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed-rate classes	$157,284	6.6% - 8.8%	$167,398	6.6% - 8.8%
Variable-rate classes	31,381	2.7%	34,500	5.1%
Accrued interest payable	1,067		1,186
Deferred costs	(1,483)		(1,851)
Unamortized net bond premium	1,055		3,152
	$189,304		$204,385

Range of stated maturities	2024-2027		2024-2027
Estimated weighted average life	3.6 years		3.3 years
Number of series	3		3

At June 30, 2008, the weighted-average effective rate of the coupon on the bonds outstanding was 6.2%.  The average effective rate on the bonds was 6.9% and 7.2% for the six months ended June 30, 2008 and the year ended December 31, 2007, respectively.

On June 15, 2008, the Company redeemed one fixed rate bond outstanding at par as permitted by the related securitization trust’s indenture.  This bond had an unamortized premium of $1,247 on the redemption date, which the Company recognized as income, and is reported in “Other income (expense)” in the condensed consolidated statement of operations for the quarter.

NOTE 11 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  The Company had repurchase agreements of $129,403 and $4,612 at June 30, 2008 and December 31, 2007, respectively, which were collateralized by securities with a fair value of $175,211 and $42,975 at June 30, 2008 and December 31, 2007, respectively.

At  June 30, 2008 and December 31, 2007, the repurchase agreements had a weighted average interest rate of 2.54% and 5.07%, respectively.  The following table presents the Company’s repurchase agreements as of June 30, 2008 and December 31, 2007 by their maturities:

	June 30, 2008		December 31, 2007
Maturity	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Less than 30 days	$99,077	2.56%	$4,612	5.07%
31 to 90 days	30,326	2.50	–	–
	$129,403	2.54%	$4,612	5.07%

NOTE 12 – OBLIGATION UNDER PAYMENT AGREEMENT

Obligation under payment agreement represents the fair value of payments due to the joint venture discussed in Note 7.  The amounts due under the payment agreement are based on the amounts received monthly by the Company on certain securitized mortgage loans with an unpaid principal balance of $148,506 at June 30, 2008, after payment of the associated securitization financing bonds outstanding with an unpaid principal balance of $134,586 at June 30,

2008.  The present value of the payment agreement was determined based on the total estimated future payments due discounted at a weighted average rate of 25.5%.  Factors which significantly impact the valuation of the payment agreement include the credit performance of the underlying securitized mortgage loans, estimated prepayments on the loans and the weighted average discount rate used on the cash flows.

NOTE 13 – PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 50,000,000 shares of preferred stock.  For all series issued, dividends are cumulative from the date of issue and are payable quarterly in arrears.  The dividend per share is equal to the greater of (i) the per quarter base rate of $0.2375 for Series D, or (ii)  the quarterly dividend declared on the Company’s common stock.  One share of Series D preferred stock is convertible at any time at the option of the holder into one share of common stock.  The series is redeemable by the Company at any time, in whole or in part, (i) at a rate of one share of preferred stock for one share of common stock, plus accrued and unpaid dividends, provided that for 20 trading days within any period of 30 consecutive trading days the closing price of the common stock equals or exceeds the issue price of $10, or (ii) for cash at the issue price, plus any accrued and unpaid dividends.

In the event of liquidation, the holders of the Company’s Series D preferred stock will be entitled to receive out of the Company’s assets, prior to any such distribution to the common shareholders, the issue price per share in cash, plus any accrued and unpaid dividends.  If the Company fails to pay dividends for two consecutive quarters or if the Company fails to maintain consolidated shareholders’ equity of at least 200% of the aggregate issue price of the Series D preferred stock, then these shares automatically convert into a new series of 9.50% senior notes.  The Company paid dividends of $0.95 per share of Series D preferred stock for each of the years ended December 31, 2007, 2006 and 2005.

The following table presents the changes in the number of preferred and common shares outstanding:

	Shares
	Preferred
	Series D	Common
December 31, 2007	4,221,539	12,136,262
Restricted shares granted	-	33,500
June 30, 2008	4,221,539	12,169,762

The following table presents the preferred and common dividends paid from January 1, 2008 through June 30, 2008:

Declaration	Record	Payment	Dividend per Share
Date	Date	Date	Common	Preferred
Common Stock
February 5, 2008	February 15, 2008	February 29, 2008	$0.10	–
May 12, 2008	May 22, 2008	May 30, 2008	0.15	–

Preferred Stock
March 19, 2008	March 31, 2008	April 30, 2008	–	$0.2375
June 18, 2008	June 30, 2008	July 31, 2008	–	0.2375

Shelf Registration

On February 29, 2008, the Company filed a shelf registration statement on Form S-3, which became effective on April 17, 2008.  The shelf registration permits the Company to sell up to $1.0 billion of securities, including common stock, preferred stock, debt securities and warrants.  No shares had been sold or otherwise issued under this shelf registration as of June 30, 2008.

 NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

Dynex Capital, Inc. and Dynex Commercial, Inc. (“DCI”), a former affiliate of the Company and now known as DCI Commercial, Inc., were appellees (or respondents) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al.  The appeal sought to overturn the trial court’s judgment in the Company’s and DCI’s favor which denied recovery to Plaintiffs.  Plaintiffs sought a reversal of the trial court’s judgment, and sought rendition of judgment against the Company for alleged breach of  loan agreements for tenant improvements in the amount of $253.  They also sought reversal of the trial court’s judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively, related to the alleged breach by DCI of a $160,000 “master” loan commitment.  Plaintiffs also sought reversal and rendition of a judgment in their favor for attorneys’ fees in the amount of $2,100.  Alternatively, Plaintiffs sought a new trial.  On February 22, 2008, the Court of Appeals ruled in favor of the Company and DCI, upholding the trial court’s judgment.  On May 7, 2008, Plaintiffs filed an appeal with the Supreme Court of Texas seeking to reverse the decision of the Court of Appeals.  Even if Plaintiffs were to be successful on appeal, DCI is a former affiliate of the Company, and the Company believes that it would have no obligation for amounts, if any, awarded to the Plaintiffs as a result of the actions of DCI.

Dynex Capital, Inc. and MERIT Securities Corporation, a subsidiary, were defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund (“Teamsters”).  The complaint was filed on February 7, 2005, and purported to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds (the “Bonds”), which are collateralized by manufactured housing loans. The complaint sought unspecified damages and alleged, among other things, misrepresentations in connection with the issuance of and subsequent reporting on the Bonds.  The complaint initially named the Company’s former president and its current Chief Operating Officer as defendants. On February 10, 2006, the District Court dismissed the claims against the Company’s former president and its current Chief Operating Officer, but did not dismiss the claims against the Company or MERIT.  The Company and MERIT petitioned for an interlocutory appeal with the United States Court of Appeals for the Second Circuit (“Second Circuit”).  The Second Circuit granted the Company’s petition on September 15, 2006 and heard oral argument on the appeal on January 30, 2008.  On June 27, 2008, the Second Circuit ruled in the Company’s favor ordering the District Court to dismiss the litigation against the Company and MERIT but with leave for Teamsters to amend and replead.  Teamsters filed an amended complaint on August 6, 2008 with the District Court.

The Company is currently evaluating the amended complaint and intends to vigorously defend itself in this matter.  Although no assurance can be given with respect to the ultimate outcome of this matter, the Company believes the resolution of this matter will not have a material effect on its consolidated balance sheet but could materially affect its consolidated results of operations in a given year or period.

NOTE 15 – STOCK BASED COMPENSATION

Pursuant to the Company’s 2004 Stock Incentive Plan, as approved by the shareholders at the Company’s 2005 annual shareholders’ meeting (the “Stock Incentive Plan”), the Company may grant to eligible officers, directors and employees stock options, stock appreciation rights (“SARs”) and restricted stock awards.  An aggregate of 1,500,000 shares of common stock is available for distribution pursuant to the Stock Incentive Plan.  The Company may also grant dividend equivalent rights (“DERs”) in connection with the grant of options or SARs.

On February 4, 2008, the Company granted 33,500 shares of restricted common stock to certain of its employees and officers under the Stock Incentive Plan.  Of the restricted stock granted, 3,500 shares vest 25% per quarter in 2008.  The remaining 30,000 shares of restricted stock vest 25% per year (on the grant date anniversary) over the next four years.  The weighted average grant date fair value of the restricted stock grants was $8.80 per share for a total compensation cost of $294, which will be recognized evenly over the vesting period.  The Company recognized expense related to the restricted stock granted of $24 and $40 for the three and six month periods ended June 30, 2008, respectively.

On May 16, 2008, the Company granted options to acquire an aggregate of 25,000 shares of common stock to its directors under the Stock Incentive Plan for which the Company recognized an expense of approximately $13.  The options vested immediately, expire on May 16, 2013 and have an exercise price of $9.81 per share, which was 110% of the closing price of the Company’s common stock on the grant date.  The weighted average grant-date fair value of the options granted was $0.50 on the grant date.

The following table presents a summary of the SAR activity for the Stock Incentive Plan:

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
SARs outstanding at beginning of period	278,146	$7.27	278,146	$7.27
SARs granted	–	–	–	–
SARs forfeited or redeemed	–	–	–	–
SARs exercised	–	–	–	–
SARs outstanding at end of period	278,146	$7.27	278,146	$7.27
SARs vested and exercisable	149,860	$7.41	149,860	$7.41

The following table presents a summary of the option activity for the Stock Incentive Plan:

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
Options outstanding at beginning of period	95,000	$8.28	95,000	$8.28
Options granted	25,000	9.81	25,000	9.81
Options forfeited or redeemed	–	–	–	–
Options exercised	–	–	–	–
Options outstanding at end of period	120,000	$8.60	120,000	$8.60
Options vested and exercisable	120,000	$8.60	120,000	$8.60

The Company recognized a stock based compensation benefit of $123 and $206 for the three and six months ended June 30, 2008, respectively, and stock based compensation expense of $135 and $207 for the three and six months ended June 30, 2007, respectively.  The total compensation cost related to non-vested awards was $113 and $518 at June 30, 2008 and 2007, respectively, and will be recognized as the awards vest.

As required by SFAS No. 123(R) “Share-Based Payment”, stock options, which are settleable only in shares of common stock, have been treated as equity awards, with their fair value measured at the grant date, and SARs, which are settleable in cash, have been treated as liability awards, with their fair value measured at the grant date and remeasured at the end of each reporting period.  The fair value of SARs was estimated at June 30, 2008 using the Black-Scholes option valuation model based upon the assumptions in the table below.

The following table describes the weighted average of assumptions used for calculating the fair value of SARs outstanding at June 30, 2008.

SARs Fair Value
June 30, 2008
Expected volatility	16.73%-17.69%
Weighted-average volatility	17.07%
Expected dividends	6.980%
Expected term (in months)	46
Risk-free rate	3.21%

NOTE 16 – SUBSEQUENT EVENT

On July 1, 2008, the Company was relieved of certain mortgage servicing obligations with a recorded balance of $3.5 million at June 30, 2008.  The obligations related to payments required to be made by the Company to a former affiliate who was the servicer of manufactured housing loans originated by the Company in 1998 and 1999.  The servicer resigned effective July 1, 2008, with the immediate effect that the Company was relieved of any obligation to make further payments.  At June 30, 2008, this $3.5 million was included in other liabilities.  As a result of being released from these obligations, the Company will recognize a benefit of $3.5 million in the quarter ending September 30, 2008.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations as of and for the three-month and six-month periods ended June 30, 2008 should be read in conjunction with our Condensed Consolidated Financial Statements (unaudited) and the accompanying Notes to Condensed Consolidated Financial Statements (unaudited) included in this report.

OVERVIEW

Our Business

We are a specialty finance company organized as a real estate investment trust (“REIT”), which invests in mortgage loans and securities on a leveraged basis.  We were incorporated in Virginia on December 18, 1987, and commenced operations in February, 1988.  We invest in residential mortgage backed securities (“RMBS”) issued or guaranteed by a federally chartered corporation, such as Federal National Mortgage Corporation (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as Government National Mortgage Association (“Ginnie Mae”).  RMBS issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae are commonly referred to as “Agency RMBS”.  We began investing in Agency RMBS as our principal business strategy beginning in the first quarter of 2008.

We also have invested in securitized residential and commercial mortgage loans, non-Agency RMBS and, through a joint venture, commercial mortgage-backed securities.  Substantially all of these loans and securities, including those owned by the joint venture, consist of or are secured by first lien mortgages which were originated by us from 1992 to 1998.  We are no longer actively originating loans and are not reinvesting our capital in these types of assets.  As these assets are repaid and our capital is returned, we currently anticipate reinvesting these proceeds in Agency RMBS provided that this investment strategy continues to yield acceptable risk-adjusted returns at appropriate amounts of leverage.  We are evaluating ways to accelerate the return of our capital in certain of these investments, including those held by the joint venture.  This may include the sale of certain of these investments or an increase in the leverage on these investments.

We have generally financed our investments through a combination of securitization financing, repurchase agreements and equity capital.  We employ leverage in order to increase the overall yield on our invested capital. Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments.  We may occasionally sell investments prior to their maturity.

At June 30, 2008, we had total investments of approximately $430.3 million. Our investments consisted of $139.2 million of Agency RMBS, $78.5 million of securitized single-family mortgage loans and $180.3 million of securitized commercial mortgage loans.  We have a $13.3 million investment in a joint venture which owns subordinate commercial mortgage-backed securities and cash.  We also had $8.7 million of equity securities and $7.0 million in non-agency mortgage-backed securities (“non-Agency RMBS”).  A discussion of our investments and recent activity is included under “Financial Condition” below.

As a REIT, we are required to distribute to shareholders as dividends at least 90% of our taxable income, which is our income as calculated for tax, after consideration of any tax net operating loss (“NOL”) carryforwards.  We had an NOL carryforward of approximately $150 million at December 31, 2007, although we have not finalized our 2007 federal income tax return.  These tax NOLs were principally generated during 1999 and 2000 and do not begin to meaningfully expire until 2019.  Provided that we do not experience an ownership shift as defined under Section 382 of the Code, we may utilize the tax NOLs to offset distribution requirements for our REIT taxable income with certain limitations.  If we do incur an ownership shift under Section 382 of the Code then the use of the NOLs to offset REIT distribution requirements may be limited.

Investment Strategy

Our principal investment strategy today involves the investment of our capital in Agency RMBS.  We expect to invest most of our capital in Hybrid Agency ARMs and Agency ARMs (both defined below), and to a lesser extent, fixed-rate Agency RMBS.

Hybrid Agency ARMs are RMBS securities collateralized by adjustable mortgage loans.  Hybrid adjustable rate mortgage loans are loans which have a fixed rate of interest for a specified period (typically three to seven years) and which then adjust their interest rate at least annually to an increment over a specified interest rate index as further discussed below.  Agency ARMs are RMBS securities collateralized by adjustable rate mortgage loans which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index.  Agency ARMs may be collateralized by Hybrid Agency ARMs that are past their fixed rate periods.

Interest rates on the adjustable rate loans collateralizing the Hybrid Agency ARMs or Agency ARMs are based on specific index rates, such as the one-year constant maturity treasury (“CMT”) rate, the London Interbank Offered Rate (“LIBOR”) the Federal Reserve U.S. 12-month cumulative average one-year CMT (“MTA”) or the 11th District Cost of Funds Index (“COFI”).  These loans will typically have interim and lifetime caps on interest rate adjustments (“interest rate caps”) limiting the amount that the rates on these loans may reset in any given period.

Financing Strategy

We finance our acquisition of Agency RMBS by borrowing against a substantial portion of the market value of these assets utilizing repurchase agreements.  Repurchase agreements are financings under which we will pledge our Agency RMBS as collateral to secure loans made by repurchase agreement counterparties.  The amount borrowed under a repurchase agreement is limited to a specified percentage of the estimated market value of the pledged collateral.  Under repurchase agreements, a lender may require that we pledge additional assets (i.e., by initiating a margin call) in the event the estimated market value of our existing pledged collateral declines below a specified percentage during the term of the borrowing.  Our pledged collateral fluctuates in value due to, among other things, changes in market interest rates, changes in market risk premiums and principal repayments.  We generally expect to maintain an effective debt to equity capital ratio of between five and nine times our equity capital invested in Agency RMBS, although the ratio may vary from time to time depending upon market conditions and other factors.

Generally, repurchase agreement borrowings will have a term of one month and carry a rate of interest based on a spread to LIBOR.  Interest rates on Agency RMBS assets will not reset as frequently as the interest rates on repurchase agreement borrowings.  As a result, we are exposed to reductions in our net interest income earned during a period of rising rates.  In an effort to protect our net interest income during a period of rising interest rates, we anticipate extending the interest rate reset dates on our repurchase agreement borrowings by negotiating terms with the counterparty.  In addition, in a period of rising rates we may experience a decline in the carrying value of our Agency RMBS, which would impact our shareholders’ equity and common book value per share.  In an effort to protect our book value per common share as well as our net interest income during a period of rising rates, we may also utilize derivative financial instruments such as interest rate swap agreements.  An interest rate swap agreement would allow us to fix the borrowing cost on a portion of our repurchase agreement financing for a specified period of time.

We may also use interest rate cap agreements.  An interest rate cap agreement is a contract whereby we, as the purchaser, pay a fee in exchange for the right to receive payments equal to the principal (i.e., notional amount) times the difference between a specified interest rate and a future interest rate during a defined “active” period of time.  Interest rate cap agreements should protect our net interest income in a rapidly rising interest rate environment.

In the future, we may use other sources of funding in addition to repurchase agreements to finance our Agency RMBS portfolio, including but not limited to, other types of collateralized borrowings, loan agreements, lines of credit, commercial paper or the issuance of equity or debt securities.

Our Board of Directors declared a dividend of $0.15 per common share for the second quarter of 2008 and expects to pay a dividend in the third and fourth quarters of 2008.

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

Consolidation of Subsidiaries. The consolidated financial statements represent our accounts after the elimination of inter-company transactions.  We consolidate entities in which we own more than 50% of the voting equity and control of the entity does not rest with others and variable interest entities in which we are determined to be the primary beneficiary in accordance with Financial Interpretation (“FIN”) 46(R).  We follow the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships and corporate joint ventures or when we are able to influence the financial and operating policies of the investee but own less than 50% of the voting equity.  For all other investments, the cost method is applied.

Securitization.  We have securitized loans and securities in a securitization financing transaction by transferring financial assets to a wholly owned trust, with the trust issuing non-recourse bonds pursuant to an indenture.  Generally, we retain some form of control over the transferred assets, and/or the trust is not deemed to be a qualified special purpose entity.  In instances where the trust is deemed not to be a qualified special purpose entity, the trust is included in our consolidated financial statements.  A transfer of financial assets in which we surrender control over those assets is accounted for as a sale to the extent that consideration, other than beneficial interests in the transferred assets, is received in exchange.  For accounting and tax purposes, the loans and securities financed through the issuance of bonds in a securitization financing transaction are treated as our assets, and the associated bonds issued are treated as our debt as securitization financing.  We may retain certain of the bonds issued by the trust and will generally transfer collateral in excess of the bonds issued.  This excess is typically referred to as over-collateralization.  Each securitization trust generally provides us with the right to redeem, at our option, the remaining outstanding bonds prior to their maturity date.

Impairments.  We evaluate all securities in our investment portfolio for other-than-temporary impairments.  A security is generally defined to be other-than-temporarily impaired if, for a maximum period of three consecutive quarters, the carrying value of such security exceeds its estimated fair value, and we estimate, based on projected future cash flows or other fair value determinants, that the fair value will remain below the carrying value for the foreseeable future.  If an other-than-temporary impairment is deemed to exist, we record an impairment charge to adjust the carrying value of the security down to its estimated fair value.  In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.

We consider impairments of other investments to be other-than-temporary when the fair value remains below the carrying value for three consecutive quarters.  If the impairment is determined to be other-than-temporary, an impairment charge is recorded in order to adjust the carrying value of the investment to its estimated value.

Allowance for Loan Losses.  We have credit risk on loans pledged in securitization financing transactions and classified as securitized mortgage loans in our investment portfolio.  An allowance for loan losses has been estimated and established for currently existing probable losses.  Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated.  The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience.  Where loans are considered homogeneous, the allowance for losses is established and evaluated on a pool basis.  Otherwise, the allowance for losses is established and evaluated on a loan-specific basis.  Provisions made to increase the allowance are a current period expense to operations.  Single-family loans are considered impaired when they are 60-days past due.  Commercial mortgage loans are evaluated on an individual basis for impairment.  Generally, a commercial loan with a debt service coverage ratio of less than one is considered impaired.  However, based on the attributes of the respective loan, or the attributes of the underlying real estate which secures the loan, commercial loans with a debt service ratio less than one may not be considered impaired; conversely, commercial loans with a debt service coverage ratio greater than one may be considered impaired.  Certain of the commercial mortgage loans are covered by loan guarantees that limit the our exposure on these loans.  The level of allowance for loan losses required for these loans is reduced by the amount of applicable loan guarantees.  Our actual credit losses may differ from the estimates used to establish the allowance.

FINANCIAL CONDITION

Below is a discussion of our financial condition.

(amounts in thousands except per share data)	June 30, 2008	December 31, 2007
Investments:
Securitized mortgage loans, net	$258,826	$278,463
Agency RMBS	139,187	7,456
Other securities	15,690	21,775
Investment in joint venture	13,273	19,267
Other loans and investments	3,336	6,774

Securitization financing	189,304	204,385
Repurchase agreements	129,403	4,612
Obligation under payment agreement	11,663	16,796

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

(amounts in thousands)	June 30, 2008	December 31, 2007
Securitized mortgage loans, net:
Commercial	$180,306	$190,570
Single-family	78,520	87,893
	258,826	278,463

Securitized commercial mortgage loans includes the loans pledged to two securitization trusts, which were issued in 1993 and 1997 and have outstanding principal balances of $27.5 million and $148.5 million, respectively, at June 30, 2008.  The decrease in these loans was primarily related to principal payments of $10.1 million, $6.0 million of which were unscheduled, during the six months ended June 30, 2008.

Securitized single-family mortgage loans includes loans pledged to one securitization trust, which was issued in 2002 using loans that were principally originated between 1992 and 1997.  The decrease in the securitized single-family mortgage loans was primarily related to principal payments on the loans of $9.1 million, $7.5 million of which were unscheduled during the six months ended June 30, 2008.

Agency RMBS

Our Agency RMBS investments, which are classified as available-for-sale and carried at fair value, are comprised as follows:

(amounts in thousands)	June 30, 2008	December 31, 2007
Hybrid Agency RMBS:
Fannie Mae Certificates	$109,879	$–
Freddie Mac Certificates	28,905	–
	138,784	–
Fixed Rate Agency RMBS	403	7,456
	$139,187	$7,456

Hybrid Agency RMBS increased from none at December 31, 2007 to $138.8 million at June 30, 2008 as a result of our purchase of approximately $142.9 million of Hybrid Agency RMBS during the six-month period ended June 30, 2008, net of principal payments of $3.9 million during the period.  At June 30, 2008, our Hybrid Agency RMBS portfolio had a weighted average basis of 17 months remaining with fixed rates of interest before resetting to adjustable rates and had a weighted average coupon of 5.46%.

The decline in our Fixed Rate Agency RMBS is primarily related to the sale without loss during the six months ended June 30, 2008 of a fixed rate security, which had a balance of $5.8 million at the time of sale.

Other Securities

Our other securities, which are classified as available-for-sale and carried at fair value, are comprised as follows:

(amounts in thousands)	June 30, 2008	December 31, 2007
Other Securities:
Non-agency RMBS	$7,012	$7,727
Corporate debt securities	–	4,347
Equity securities of publicly traded companies	8,678	9,701
	$15,690	$21,775

Non-Agency RMBS is primarily comprised of investment grade RMBS.  The decline of $0.7 million to $7.0 million at June 30, 2008 was primarily related to the principal payments received on these securities during the six months ended June 30, 2008.

Equity securities decreased approximately $1.0 million to $8.7 million and include preferred stock and common stock of publicly-traded mortgage REITs.  We purchased approximately $10.0 million of equity securities in 2008 and sold approximately $9.4 million of equity securities on which we recognized a net gain of $2.2 million.

During the six months ended June 30, 2008, we also sold a convertible corporate debt security, which had a $5.0 million par value and comprised the entire balance of corporate debt securities, at a loss of $0.2 million.

Investment in Joint Venture

Investment in joint venture declined during the six months ended June 30, 2008 as a result of our interest in the net loss of the joint venture of $1.5 million and other comprehensive loss of the joint venture of $3.9 million.  Included in the $1.5 million of net loss was realized losses of $1.9 million for the obligation under payment agreement due to the joint venture

The joint venture’s other comprehensive loss of $3.9 million relates primarily to the unrealized losses on the joint venture’s interest in subordinate commercial mortgage-backed securities (“CMBS”).  The loans collateralizing these CMBS were predominantly originated in 1997 and 1998.  These securities have had unrealized losses for two quarters and are primarily related to widening spreads on both subordinate CMBS and the underlying loan collateral.  The joint venture classified these losses as temporary and expects their value to recover as spreads return to levels more in-line with historical averages.  We agreed with the classification of these unrealized losses as temporary as of June 30, 2008, but we will reassess this classification at each measurement period.  If these unrealized losses should be determined to be other than temporary, our portion of the decline in value of these securities will be recognized in our earnings.

Other Loans and Investments

Other loans and investments declined approximately $3.4 million to $3.3 million during the six months ended June 30, 2008.  The balance at June 30, 2008 is comprised primarily of $2.8 million of seasoned residential and commercial mortgage loans and $0.5 million related to our remaining investment in delinquent property tax receivables.  The decline is primarily related to the sale of the majority of our tax lien receivables to Allegheny County, Pennsylvania for $1.6 million during the first quarter of 2008, the collection of a $1.4 million note receivable that was outstanding at December 31, 2007, and the collection of approximately $0.4 million of principal on the mortgage loans.

Securitization Financing

Securitization financing consists of fixed and variable rate bonds as set forth in the table below.  The table includes the unpaid principal balance of the bonds outstanding, accrued interest, discounts, premiums and deferred costs  at June 30, 2008.

(amounts in thousands)	June 30, 2008	December 31, 2007
Securitization financing:
Fixed, secured by commercial mortgage loans	$158,573	$170,623
Variable, secured by single-family mortgage loans	30,731	33,762
	$189,304	$204,385

The fixed rate bonds finance our securitized commercial mortgage loans, which are also fixed rate.  The $12.1 million decrease is primarily related to principal payments on the bonds during the six months ended June 30, 2008 of $10.1 million.  There was also a net decrease in the unamortized bond premiums and deferred costs associated with these bonds of $1.8 million, of which $0.6 million was related to net amortization and $1.2 million was related to the redemption of one of the bonds, which is discussed in more detail below.

The bonds issued by one of the securitization trusts, which had a balance of  $22.7 million at June 30, 2008, were callable by us on June 15, 2008.  These bonds had premiums and deferred costs associated with them, representing a net credit of approximately $1.4 million and are being amortized over the expected life of the bonds.  We called the I class bonds in June 2008, which on the date of call had an unamortized bond premium of $1.2 million that was recognized as other income when the bond was called.  The remaining bond classes issued by this securitization trust remain redeemable until they are paid off.

Our single-family securitized mortgage loans are financed by variable rate securitization financing bonds.  The $3.0 million decline in the balance during the six months ended June 30, 2008 to $30.7 million is primarily related to principal payments on the bonds of $3.1 million, which was partially offset by $0.1 million of bond discount amortization.  We redeemed all of the bonds issued by this securitization trust in 2005, financed the redemption with repurchase agreements and our own capital, and held the bonds for potential reissue.  We still hold a senior bond issued by this trust, which had a par value of $38.3 million at June 30, 2008 and is partially financed with repurchase agreements.  As the securitization trust which issued this bond is consolidated in our financial statements, this bond is eliminated in our consolidated financial statements.

Repurchase Agreements.

Repurchase agreements increased to $129.4 million at June 30, 2008 from $4.6 million at December 31, 2007.  The increase is due to our use of repurchase agreements to finance our acquisition of Agency RMBS.

Obligation under Payment Agreement

On January 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure financial instruments at fair value.  The effect of the adoption of SFAS 159 was to decrease beginning accumulated deficit by $1.3 million.  During the six months ended June 30, 2008, we recorded additional adjustments of a net $3.8 million, which is included in our results of operations as “Fair value adjustments, net” in the condensed consolidated statements of operations reflecting the change in fair value of the obligation to the joint venture under payment agreement during the period.

Shareholders’ Equity

Shareholders’ equity increased $0.5 million to $142.5 million at June 30, 2008.  The increase was primarily related to our net income of $9.6 million during the six months ended June 30, 2008 and the cumulative effect of the adoption of SFAS 159 of $0.9 million.  These increases were partially offset by a decline in accumulated other income of $5.0 million and common and preferred stock dividends of $5.0 million.

Supplemental Discussion of Investments

We evaluate and manage our investment portfolio in large part based on our net capital invested in each particular investment.  Net capital invested is generally defined as the cost basis of the investment net of the associated financing for that investment.  For securitized mortgage loans, because the securitization financing is recourse only to the loans pledged and is, therefore, not a general obligation of us, the risk on our investment from an economic point of view is limited to our net retained investment in the securitization trust.

Below is the net basis of our investment portfolio as of June 30, 2008.  Included in the table is an estimate of the fair value of each net investment.  The fair value of the net investment in securitized mortgage loans is based on the present value of the projected cash flow from the collateral, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the securitization financing bonds owned by third parties, and is used because directly observable market values are not available for these assets.  The fair value of securities is based on quotes obtained from third-party dealers or is calculated by discounting estimated future cash flows at market rates.

Estimated Fair Value of Net Investment

	June 30, 2008
(amounts in thousands)	Amortized cost basis	Financing (6)	Net investment	Estimated fair value of net investment
Securitized mortgage loans: (1)
Single-family mortgage loans	$78,519	$35,343	$43,176	$38,699
Commercial mortgage loans	180,307	170,236	10,071	4,265
	258,826	205,579	53,247	42,964

Agency RMBS (2)	139,187	124,791	14,396	14,396
Other securities:
Investment grade single-family (3)	6,692	–	6,692	6,692
Non-investment grade single-family (3)	320	–	320	320
Equity securities (4)	8,678	–	8,678	8,678
	15,690	–	15,690	15,690

Investment in joint venture(5)	13,273	–	13,273	13,033
Other loans and investments(3)	3,336	–	3,336	3,902

Total	$430,312	$330,370	$99,942	$89,985

(1)	Fair values for securitized mortgage are based on discounted cash flows using assumptions set forth in the table below and are inclusive of amounts invested in redeemed securitization financing bonds.
(2)	Fair values for Agency RMBS are based on dealer quotes.
(3)
Fair values are calculated as the net present value of expected future cash flows, discounted at a weighted average discount rate of 8.35% for investment grade securities and 41.6% for non-investment grade securities.

(4)	Fair values for equity securities represent the closing price from a national exchange.
(5)	Fair value for investment in joint venture represents our share of the joint venture’s assets valued using methodologies and assumptions consistent with Note 1 above.
(6)
Financing includes securitization financing issued to third parties and repurchase agreements.  All repurchase agreements have maturities of less than 90 days  and their fair value is assumed to equal their cost basis.  Financing also includes our obligation under payment agreement, which at June 30, 2008 had a balance of $11,663,000.

The following table summarizes the assumptions used in estimating fair value for our net investment in securitized finance receivables and the cash flow related to those net investments during 2008.

	Fair Value Assumptions
Loan type	Weighted-average prepayment speeds	Losses	Weighted-average discount rate(6)	Projected cash flow termination date	YTD 2008 Cash Flows (1) (amounts in thousands)

Single-family mortgage loans	20% CPR	0.2% annually	20%	Anticipated final maturity 2024	$ 1,786

Commercial mortgage loans(2)	(3)	0.8% annually	(4)	(5)	$ 1,058

(1)	Represents the excess of the cash flows received on the collateral pledged over the cash flow required to service the related securitization financing.
(2)	Includes loans pledged to two different securitization trusts.
(3)
Assumed constant prepayment rate (CPR) speeds generally are governed by underlying pool characteristics, prepayment lock-out provisions, and yield maintenance provisions.  Loans currently delinquent in excess of 30 days are assumed to be liquidated in six months at a loss amount that is calculated for each loan based on its specific facts.

(4)	Weighed-average discount rates for the two securitization trusts were 16.0% and 25.5%, respectively.
(5)	Cash flow termination dates are modeled based on the repayment dates of the loans or optional redemption dates of the underlying securitization financing bonds.
(6)	Represents management’s estimate of the market discount rate that would be used by a third party in valuing these or similar assets.

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

(amounts in thousands)	June 30, 2008
Investments:
AAA rated and Agency RMBS fixed income securities	$54,195
AA and A rated fixed income securities	407
Unrated and non-investment grade	12,552
Securitization over-collateralization	19,515
Investment in joint venture	13,273
$99,942

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

Management believes that book value per common share, adjusted to reflect the carrying value of investments at their fair value (hereinafter referred to as “Adjusted Common Equity Book Value”), is also a meaningful measure for the Company’s shareholders, representing effectively our estimated going-concern value.  The following table calculates Adjusted Common Equity Book Value and Adjusted Common Equity Book Value per share using the estimated fair value information contained in the “Estimated Fair Value of Net Investment” table above.  The amounts set forth in the table below in the Adjusted Common Equity Book Value column include all of our assets and liabilities at their estimated fair values, and exclude any value attributable to our tax net operating loss carryforwards and other matters that might impact our value.

	June 30, 2008
(amounts in thousands, except per share information)	Book Value	Adjusted Common Equity Book Value
Total investment assets (per table above)	$99,942	$89,985
Cash and cash equivalents	42,501	42,501
Other assets and liabilities, net	12	12
	142,455	132,498
Less: Preferred stock redemption value	(42,215)	(42,215)
Common equity book value and adjusted book value	$100,240	$90,283

Common equity book value per share and adjusted book value per share	$8.24	$7.42

As discussed above in Note 16, on July 1, 2008 we were relieved of certain mortgage servicing obligations with a recorded balance of $3.5 million at June 30, 2008, or $0.28 per share.  The amounts in the table above do not include the $3.5 million and $0.28 per share, respectively.

Discussion of Credit Risk

A major risk in our investment portfolio today is credit risk (i.e., the risk that we will not receive all amounts contractually due us on an investment as a result of a default by the borrower and the resulting deficiency in proceeds from the liquidation of the collateral securing the obligation).  In many instances, we retained the “first-loss” credit risk on pools of loans and securities that we securitized.  In addition to the retained interests in certain securitizations, we also have credit risk on approximately $3.3 million of unrated or non-investment grade mortgage securities (referred to below as “subordinate mortgage securities”) and loans.

The following table summarizes our credit exposure in securitized mortgage loans and subordinate mortgage securities.  Our net credit exposure increased from 2007 to 2008 primarily due to amortization of premiums which was partially offset by an increase in the balance our allowance for loan losses of $0.3 million as a result of deterioration of performance of certain loans in our securitized commercial mortgage loan portfolio.

Credit Reserves and Actual Credit Losses

(amounts in millions)	Credit Exposure (1)	Credit Exposure, Net of Allowance	Actual Credit Losses	Credit Exposure, Net of Allowance to Outstanding Loan Balance (2)
2007, Quarter 2	$26.5	$23.0	$0.0	6.95%
2007, Quarter 3	26.9	24.3	0.1	7.91
2007, Quarter 4	27.5	24.8	0.0	8.58
2008, Quarter 1	27.9	25.2	0.0	8.91
2008, Quarter 2	29.6	26.5	0.0	9.84

(1)
Represents the overcollateralization pledged to various  securitization trusts and subordinate securities we own net of any premiums and  discounts.  Overcollateralization generally equals the excess of the unpaid principal balance of securitized mortgage loans over the remaining unpaid principal balance of securitization financing bonds outstanding.

(2)	Represents Credit Exposure Net of Allowance divided by current unpaid principal balance of loans in the securitization trust.

We monitor and evaluate our exposure to credit losses and have established reserves based on anticipated losses, general economic conditions and trends in the investment portfolio.  Delinquent securitized mortgage loans as a percentage of all securitized mortgage loans decreased to 2.5% at June 30, 2008 from 2.7% at December 31, 2007.  At June 30, 2008, management believes the level of credit reserves is appropriate for currently existing losses.

Loans secured by low-income housing tax credit (“LIHTC”) properties account for 87% of our securitized commercial loan portfolio.  LIHTC properties are properties eligible for tax credits under Section 42 of the Code.  Section 42 of the Code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low income families for as much as 90% of the eligible cost basis of the property.  Failure to comply with certain income and rental restrictions required by Section 42 or, more importantly, a default on a loan financing a Section 42 property during the Section 42 prescribed tax compliance period (generally 15 years from the date the property is placed in service) can result in the recapture of previously used tax credits.  The potential cost of tax credit recapture provides an incentive to the property owner to support the property during the compliance period.  The following table shows the weighted average remaining compliance period of our portfolio of LIHTC commercial loans at June 30, 2008 as a percent of the total LIHTC commercial loan portfolio.

Months remaining to end of compliance period	As a Percent of Unpaid Principal Balance
Compliance period already exceeded	25.6%
Zero through twelve months remaining	10.5
Thirteen through thirty six months remaining	55.2
Thirty seven through sixty months remaining	8.7
100.0%

There were no delinquent commercial mortgage loans at June 30, 2008 or December 31, 2007.

Single-family mortgage loan delinquencies decreased by $3.0 million to $4.9 million at June 30, 2008 from $7.9 million at December 31, 2007.  Serious delinquencies, defined as 60+ day delinquencies, decreased from $2.9 million to $2.7 million for the same period.  Our single-family loan portfolio, which had an aggregate unpaid principal balance of $77.0 million at June 30, 2008, was originated primarily between 1992 and 1997 and continues to perform and pay-down as expected and with minimal losses.  Approximately $1.1 million, of the single-family mortgage loans, or 1.45% of the loans outstanding made no payments during the quarter ended June 30, 2008.  Of this amount, approximately $0.3 million are pool insured, and therefore we do not anticipate any credit losses on these loans.  We do not expect to incur significant credit losses on the remaining $0.8 million given the seasoning of the loans.  During 2008 we incurred no losses on our securitized single-family mortgage loans and incurred less than $0.1 million of losses in each of 2007 and 2006.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands except per share information)	2008	2007	2008	2007
Net interest income	$2,501	$2,963	$4,922	$5,424
(Provision for) recapture of loan losses	(321)	702	(347)	1,225
Net interest income after provision for loan losses	2,180	3,665	4,575	6,649
Equity in income (loss) of joint venture	560	672	(1,691)	1,302
(Loss) gain on sale of investments, net	(43)	6	2,050	–
Fair value adjustments, net	(173)	–	4,058	–
Other income (expense)	3,025	(478)	3,092	(1,018)
General and administrative expenses	(1,253)	(1,163)	(2,469)	(2,290)
Net income	4,296	2,702	9,615	4,643
Preferred stock dividends	(1,003)	(1,003)	(2,005)	(2,005)
Net income to common shareholders	3,293	1,699	7,610	2,638

Net income per common share:
Basic	$0.27	$0.14	$0.63	$0.22
Diluted	$0.26	$0.14	$0.59	$0.22

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Interest Income

Interest income includes interest earned on the investment portfolio and also reflects the amortization of any related discounts, premiums and deferred costs.  The following table presents the significant components of our interest income.

	Three Months Ended June 30,
(amounts in thousands)	2008	2007
Interest income - Investments:
Securitized mortgage loans	$5,381	$6,848
Agency RMBS	750	29
Other securities	280	255
Other loans and investments	86	104
	6,497	7,236
Interest income – Cash and cash equivalents	177	787
	$6,674	$8,023

The change in interest income on securitized mortgage loans and Agency RMBS is examined in the discussion and tables that follow.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on securitized mortgage loans.

	Three Months Ended June 30,
	2008			2007
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Securitized mortgage loans:
Commercial	$3,876	$117	$3,993	$4,731	$188	$4,919
Single-family	1,454	(66)	1,388	2,018	(89)	1,929
Total mortgage loans	$5,330	$51	$5,381	$6,749	$99	$6,848

The majority of the decrease of $0.9 million in interest income on commercial mortgage loans is related to the lower average balance of the commercial mortgage loans outstanding in the second quarter of 2008, which decreased approximately $36.4 million (16%) compared to the balance for the same period in 2007.  The decrease in the average balance between the periods is primarily related to the prepayment of approximately $31.4 million of commercial mortgage loans during the period from July 1, 2007 to June 30, 2008.

Interest income on securitized single-family mortgage loans declined $0.5 million to $1.4 million for the three months ended June 30, 2008.  The decline in interest income on single-family loans was primarily related to the decrease in the average balance of the loans outstanding from the second quarter of 2007, which declined approximately $22.7 million, or approximately 22%, to $80.7 million for the second quarter of 2008.  Approximately $17.4 million of unscheduled payments have been received on our single-family loans since June 30, 2007, constituting about 17% of outstanding unpaid principal balance at that time.  Interest income on single-family mortgage loans also declined as a result of a decrease in the average yield on our single-family loan portfolio, approximately 87% of which were variable rate at June 30, 2008.

Interest Income – Agency RMBS

Interest income on Agency RMBS increased $0.7 million to $0.8 million for the three months ended June 30, 2008.  The increase is related to the net purchase of approximately $137.1 million of Agency RMBS during the six months ended June 30, 2008, which increased the average balance from $1.2 million for the second quarter of 2007 to $72.3 million for the same period in 2008.  The average balance increased less than the gross purchases during 2008, because a large portion of the Agency RMBS purchases occurred late in the second quarter of 2008.

Interest Income – Cash and Cash Equivalents

Interest income on cash and cash equivalents decreased $0.6 million to $0.2 million for the three months ended June 30, 2008 from $0.8 million for the same period in 2007.  This decrease is primarily the result of a decrease in short-term interest rates and a $23.0 million decrease in the average balance of cash and cash equivalents for the second quarter of 2008 compared to the same period of 2007.  The yield on cash decreased from 5.3% for the three months ended June 30, 2007 to 1.9% for the same period in 2008.

Interest Expense

The following table presents the significant components of interest expense.

	Three Months Ended June 30,
(amounts in thousands)	2008	2007
Interest expense:
Securitization financing	$3,337	$3,537
Repurchase agreements	427	1,162
Obligation under payment agreement	402	386
Other	7	(25)
	$4,173	$5,060

Interest Expense – Securitization Financing

The following table summarizes the detail of the interest expense recorded on securitization financing bonds.

	Three Months Ended June 30,
	2008			2007
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Securitization financing:
Commercial	$3,301	$(349)	$2,952	$4,156	$(820)	$3,336
Single-family	238	51	289	–	–	–
Other bond related costs	96	–	96	201	–	201
Total securitization financing	$3,635	$(298)	$3,337	$4,357	$(820)	$3,537

Interest expense on commercial securitization financing decreased from $3.3 million for 2007 to $3.0 million for 2008.  The majority of this $0.3 million decrease is related to the $38.7 million (19%) decrease in the weighted average balance of securitization financing, from $202.5 million in 2007 to $163.7 million in 2008 related to the prepayments on the mortgage loans collateralizing these bonds.

The interest expense on single-family securitization financing is related to a securitization bond that we redeemed in 2005 and reissued in the fourth quarter of 2007.  The net amortization of other bond related costs is attributable mainly to the $0.8 million discount at which the bond was reissued.

Interest Expense – Repurchase Agreements

The decline in interest expense related to repurchase agreements is due primarily to the decline in the average balance of repurchase agreement financing outstanding, which declined from $84.8 million for the three months ended June 30, 2007 to $63.2 million for the same period in 2008, and the decrease in the average rate on the outstanding repurchase agreements, which declined from 5.50% for 2007 to 2.71% for 2008.  Although we ended the second quarter of 2008 with $129.4 million in repurchase agreements, the average balance outstanding did not similarly increase, because the majority of the repurchase agreements were entered into late in the second quarter of 2008.

(Provision for) Recapture of Provision for Loan Losses

During the three months ended June 30, 2008, we added approximately $0.3 million of reserves for estimated losses on our securitized mortgage loan portfolio.  The majority of this amount was provided for estimated losses on our commercial mortgage loans, with less than $0.1 million provided for estimated losses on our portfolio of single–family mortgage loans.

Equity in Income (Loss) of Joint Venture

Our interest in the operations of the joint venture decreased from $0.7 million to $0.6 million for the three months ended June 30, 2007 and 2008, respectively.  The joint venture’s results for the second quarter of 2008 were reduced by an other than temporary impairment charge of $0.2 million, which had a $0.1 million impact on our equity in the income of the joint venture.

Other Income (Expense)

Other income for the three months ended June 30, 2008 is primarily due to the recognition of $2.7 million of income related to the redemption of a commercial securitization bond.  Of that amount approximately $1.3 million relates to the unamortized premium on the redeemed bond on the redemption date and $1.4 million relates to the release of a contingency reserve at the time of the redemption.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.1 million to $1.3 million for the three months ended June 30, 2007 and 2008, respectively.  The increase is primarily related to the additional expenses associated with having hired two additional employees, including the chief executive officer, which were partially offset by a reduction in Sarbanes-Oxley related consulting expenses from the prior year.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Interest Income

The following table presents the significant components of our interest income.

	Six Months Ended June 30,
(amounts in thousands)	2008	2007
Interest income - Investments:
Securitized mortgage loans	$10,983	$13,873
Agency RMBS	854	63
Other securities	604	545
Other loans and investments	215	231
	12,656	14,712
Interest income – Cash and cash equivalents	501	1,526
	$13,157	$16,238

The change in interest income on securitized mortgage loans and Agency RMBS is examined in the discussion and tables that follow.

Interest income on cash and cash equivalents for the six months ended June 30, 2008 decreased $1.0 million compared to the same period in 2007.  This decrease is primarily the result of an $18.5 million decrease in the average balance of cash and cash equivalents outstanding during 2008 compared to 2007, as we began to reinvest our cash in Agency RMBS during the last quarter of 2007 and the first half of 2008, and a decrease in short-term interest rates.  The yield on cash decreased from 5.3% for the six months ended June 30, 2007 to 2.5% for the same period in 2008.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on securitized mortgage loans.

	Six Months Ended June 30,
	2008			2007
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Securitized mortgage loans:
Commercial	$7,861	$218	$8,079	$9,599	$274	$9,873
Single-family	3,058	(154)	2,904	4,223	(223)	4,000
Total mortgage loans	$10,919	$64	$10,983	$13,822	$51	$13,873

The majority of the decrease of $1.8 million in interest income on commercial mortgage loans is primarily related to the decline in the average balance of the commercial mortgage loans outstanding during the first six months of 2008, which decreased approximately $37.4 million (17%) from the balance for the same period in 2007.

Interest income on securitized single-family mortgage loans declined $1.1 million to $2.9 million for the six months ended June 30, 2008.  The decline in interest income on single-family loans was primarily related to the decrease in the average balance of the loans outstanding, which declined approximately $25.0 million, or approximately 23%, to $83.2 million for the six months ended June 30, 2008 compared to the same period in 2007.  Interest income on our single-family mortgage loans also declined as a result of a decrease in the average yield on our single-family loan portfolio, which declined from 7.3% to 6.9% for the six month periods ended June 30, 2007 and 2008, respectively.  Approximately 87% of our single-family mortgage loans were variable rate at June 30, 2008.

Interest Income – Agency RMBS

Interest income on Agency RMBS increased $0.8 million to $0.9 million for the six months ended June 30, 2008.  The increase is related to the net purchase of approximately $137.1 million of Agency RMBS during the six months ended June 30, 2008, which increased the average balance from $1.3 million for the six month period ended June 30, 2007 to $40.6 million for the same period in 2008.  The average balance increased less than the gross purchases during 2008, because a large portion of the Agency RMBS purchases occurred late in the second quarter of 2008.

Interest Expense

The following table presents the significant components of interest expense.

	Six Months Ended June 30,
(amounts in thousands)	2008	2007
Interest expense:
Securitization financing	$6,936	$7,632
Repurchase agreements	480	2,420
Obligation under payment agreement	804	753
Other	15	9
	$8,235	$10,814

Interest Expense – Securitization Financing

The following table summarizes the detail of the interest expense recorded on securitization financing bonds.

	Six Months Ended June 30,
	2008			2007
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Securitization financing:
Commercial	$6,741	$(673)	$6,068	$8,429	$(1,107)	$7,322
Single-family	576	103	679	–	–	–
Other bond related costs	189	–	189	310	–	310
Total securitization financing	$7,506	$(570)	$6,936	$8,739	$(1,107)	$7,632

Interest expense on commercial securitization financing decreased from $7.3 million for the six months ended June 30, 2007 to $6.1 million for the same period in 2008.  The majority of this $1.2 million decrease is related to the $39.4 million (19%) decrease in the weighted average balance of securitization financing, from $205.4 million for the six-month period ended June 30, 2007 to $166.0 million for the same period in 2008.

The interest expense on single-family securitization financing is related to a securitization bond that we redeemed in 2005 and reissued in the fourth quarter of 2007.  The net amortization of $0.1 million during the six months ended June 30, 2008 is attributable mainly to the $0.8 million discount at which the bond was reissued.

Interest Expense – Repurchase Agreements

The decline in interest expense related to repurchase agreements is due primarily to the decline in the average balance of repurchase agreement financing outstanding, which declined from $88.7 million for the six months ended June 30, 2007 to $34.5 million for the same period in 2008, and the decrease in the average rate on the outstanding repurchase agreements, which declined from 5.50% for 2007 to 2.80% for 2008.  Although we ended the second quarter of 2008 with $129.4 million in repurchase agreements, the average balance outstanding did not similarly increase, because the majority of the repurchase agreements were entered into late in the second quarter of 2008.

(Loss) Gain on Sale of Investments, Net

The $2.1 million gain on sale of investments for the six months ended June 30, 2008 is primarily related to the $2.2 million net gain recognized on the sale of approximately $9.4 million of equity securities during the period.  That gain was partially offset by a $0.2 million loss on the sale of a senior convertible debt security with a par value of $5.0 million.

 (Provision for) Recapture of Provision for Loan Losses

During the six months ended June 30, 2008, we added approximately $0.3 million of reserves for estimated losses on our securitized mortgage loan portfolio.  The majority of this amount was provided for estimated losses on our commercial mortgage loans, with less than $0.1 million provided for estimated losses on our portfolio of single–family mortgage loans.

Equity in Income  (Loss) of Joint Venture

Our interest in the operations of the joint venture declined from income of $1.3 million for the six months ended June 30, 2007 to a loss of $1.7 million for the same period in 2008.  In 2008, the joint venture experienced a decline in the values of certain of its investments of $5.5 million, due primarily to the widening of credit spreads on subordinate CMBS during the first quarter of 2008.

Fair Value Adjustments, Net

The $4.1 million fair value adjustment is primarily related to a decline in the fair value of our obligation under a payment agreement, with respect to which we adopted SFAS 159 on January 1, 2008, as described above.

Other Income (Expense)

Other income for the six months ended June 30, 2008 is primarily due to the recognition of $2.7 million of income related to the redemption of a commercial securitization bond.  Of that amount approximately $1.4 million relates to the unamortized premium on the redeemed bond on the redemption date and $1.3 million relates to the release of a contingency reserve at the time of redemption.

General and Administrative Expenses

General and administrative expenses increased by less than $0.2 million from $2.3 million to $2.5 million for the six months ended June 30, 2007 and 2008, respectively.  The increase is primarily related to the hiring of two additional employees, including the chief executive officer, during the period and other expenditures related to expanding our investment platform.

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

	Three Months Ended June 30,
	2008		2007
(amounts in thousands, except for percentages)	Average Balance	Effective Rate	Average Balance	Effective Rate
Securitized Mortgage Loans
Securitized mortgage loans(1) (2) (3) (4)	$267,505	7.99%	$326,560	8.25%
Securitization financing(3)(4)(5)	195,198	(6.86%)	202,470	(7.32%)
Repurchase agreements	4,612	(2.77%)	84,794	(5.50%)
Net interest spread		1.22%		1.47%

Agency RMBS
Agency RMBS(1)	$72,276	4.25%	$1,161	9.89%
Repurchase agreements	58,625	(2.71%)	–	–%
Net interest spread		1.54%		9.89%

Other Investments
Other securities(1)	$10,532	10.63%	$12,186	8.15%
Other loans and investments	2,876	14.20%	3,516	14.00%

Total
Interest earning assets	$353,189	7.35%	$343,423	8.31%
Interest bearing liabilities	258,435	(5.85%)	287,264	(6.78%)
Net interest spread(5)		1.50%		1.53%

(1)	Average balances exclude unrealized gains and losses on available for sale securities.
(2)	Average balances exclude funds held by trustees except defeased funds held by trustees.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

(4)
Net yield on average interest-earning assets reflects the annualized net interest income excluding non-interest related securitization financing expense divided by average interest-earning assets for the period.

(5)	Effective rates are calculated excluding non-interest related securitization financing expenses.

Three Months Ended June 30, 2008 Compared to June 30, 2007

The overall yield on interest-earning assets, which excludes cash and cash equivalents, decreased to 7.35% for the three months ended June 30, 2008 from 8.31% for the same period in 2007.  The overall yield on financing decreased from 6.78% for the three months ended June 30, 2007 compared to 5.85% for the same period in 2008.  This resulted in an overall decline in net interest spread of 3 basis points and is discussed below by investment type.

Securitized Mortgage Loans

The net interest spread for the three months ended June 30, 2008 for securitized mortgage loans was 1.22% versus 1.47% for the same period in 2007.  The yield on securitized mortgage loans decreased from 8.25% for the quarter ended June 30, 2007 to 7.99% for the same period in 2008.  The yield on commercial loans decreased 16 basis points primarily due to one-time income items in 2007 and prepayment of $31.3 million of commercial loans.  In addition, the yield on securitized single-family mortgage loans declined 57 basis points to 6.78% for the three-month period ended June 30, 2008 as a result of the rates on the loans resetting in a declining rate environment.

The cost of securitization financing decreased to 6.86% for the quarter ended June 30, 2008 from 7.32% for the same period in 2007.  This decrease resulted from the reissuance in the second half of 2007 of a LIBOR-based variable rate bond collateralized by single family loans which caused the overall cost of securitization financing to decrease from 2007 to 2008.

The average rate on our repurchase agreements, which are generally LIBOR based, declined significantly from 2007 to 2008, as LIBOR fell during the year.

Agency RMBS

The yield on Agency RMBS decreased for the second quarter of 2008 compared to the same period in 2007 primarily as a result of the significant increase in our investment in Hybrid Agency RMBS during 2008, which had a lower average yield than the small amount of fixed rate Agency RMBS we held at June 30, 2007.  We used repurchase agreements to finance the acquisition of these Agency RMBS during 2008, which resulted in the increase in the average balance of repurchase agreements.  The increase in the balance of financed Hybrid Agency RMBS resulted in the decline in the net interest spread on Agency RMBS of 8.35% to 1.54% for the three months ended June 30, 2008.

Other Securities

The yield on other securities increased by 2.48% to 10.63% for the three months ended June 30, 2008 compared to the same period in 2007.  This increase in yield was primarily due to the purchase of a corporate debt security during the third quarter 2007.

	Six Months Ended June 30,
	2008		2007
(amounts in thousands, except for percentages)	Average Balance	Effective Rate	Average Balance	Effective Rate
Securitized Mortgage Loans
Securitized mortgage loans(1) (2) (3) (4)	$271,952	8.05%	$334,356	8.24%
Securitization financing(3)(4)(5)	198,320	(6.93%)	205,435	(7.35%)
Repurchase agreements	4,612	(3.38%)	88,728	(5.50%)
Net interest spread		1.20%		1.45%

Agency RMBS
Agency RMBS(1)	$40,569	4.28%	$1,295	9.75%
Repurchase agreements	29,861	(2.71%)	–	–%
Net interest spread		1.57%		9.75%

Other Investments
Other securities(1)	$11,400	10.59%	$12,026	8.96%
Other loans and investments	3,239	14.65%	3,627	13.82%

Total
Interest earning assets	$327,160	7.76%	$351,304	8.32%
Interest bearing liabilities	232,793	(6.32%)	294,163	(6.79%)
Net interest spread(5)		1.44%		1.53%

(1)	Average balances exclude unrealized gains and losses on available for sale securities.
(2)	Average balances exclude funds held by trustees except defeased funds held by trustees.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

(4)
Net yield on average interest-earning assets reflects the annualized net interest income excluding non-interest related securitization financing expense divided by average interest-earning assets for the period.

(5)	Effective rates are calculated excluding non-interest related securitization financing expenses.

Six Months Ended June 30, 2008 Compared to June 30, 2007

The overall yield on interest-earning assets, which excludes cash and cash equivalents, decreased to 7.76% for the six months ended June 30, 2008 from 8.32% for the same period in 2007.  The overall yield on financing decreased from 6.79% for the six months ended June 30, 2007 compared to 6.32% for the same period in 2008.  This resulted in an overall decrease in net interest spread of 9 basis points and is discussed below by investment type.

Securitized Mortgage Loans

The net interest spread for the six months ended June 30, 2008 for securitized mortgage loans was 1.20% versus 1.45% for the same period in 2007.  The yield on securitized mortgage loans decreased from 8.24% for the six months ended June 30, 2007 to 8.05% for the corresponding period in 2008.  The yield on commercial loans decreased 13 basis points primarily due to one-time income items in 2007 and prepayment of $31.3 million of commercial loans.  In addition, the yield on securitized single-family mortgage loans declined 41 basis points to 6.93% for the six-month period ended June 30, 2008 as a result of the rates on the loans resetting in a declining rate environment.

The cost of securitization financing decreased to 6.93% for the quarter ended June 30, 2008 from 7.35% for the same period in 2007.  This decrease resulted from the reissuance in the second half of 2007 of a LIBOR-based variable rate bond collateralized by single-family loans which caused the overall cost of securitization financing to decrease from 2007 to 2008.

The average rate on our repurchase agreements, which are generally LIBOR based, declined significantly from 2007 to 2008, as LIBOR fell during the year.

Agency RMBS

The yield on Agency RMBS decreased for the six months ended June 30, 2008 compared to the same period in 2007 primarily as a result of a significant increase in our investment in Hybrid Agency RMBS during 2008, which had a lower average yield than the small amount of fixed rate Agency RMBS we held at June 30, 2007.  We used repurchase agreements to finance the acquisition of Agency RMBS during 2008, which resulted in the increase in the average balance of repurchase agreements.  The increase in the balance of financed Hybrid Agency RMBS resulted in the decline in the net interest spread on Agency RMBS of 8.18% to 1.57% for the six months ended June 30, 2008.

Other Securities

The yield on other securities increased 1.63% to 10.59% for the six months ended June 30, 2008 compared to the same period in 2007.  This increase in yield was primarily due to the purchase of a corporate debt security during the third quarter of 2007.

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (excluding cash and cash equivalents):

	Three Months Ended June 30, 2008 vs. 2007
(amounts in thousands)	Rate	Volume	Total
Securitized mortgage loans	$(270)	$(1,196)	$(1,466)
Agency RMBS	(27)	748	721
Other securities, loans and investments	64	(57)	7

Total interest income	(233)	(505)	(738)

Securitization financing	25	(121)	(96)
Repurchase agreements	(189)	(546)	(735)

Total interest expense	(164)	(667)	(831)

Net interest income	$(69)	$162	$93

	Six months Ended June 30, 2008 vs. 2007
(amounts in thousands)	Rate	Volume	Total
Securitized mortgage loans	$(361)	$(2,526)	$(2,887)
Agency RMBS	(56)	847	791
Other securities, loans and investments	93	(50)	43

Total interest income	(324)	(1,729)	(2,053)

Securitization financing	(329)	(249)	(578)
Repurchase agreements	(475)	(1,465)	(1,940)

Total interest expense	(804)	(1,714)	(2,518)

Net interest income	$480	$(15)	$465

Note:
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table excludes non-interest related, securitization financing expense, other interest expense, provision for credit losses and dividends on equity securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 addresses reporting requirements in the financial statements of non-controlling interests to their equity share of subsidiary investments.  SFAS 160 applies to reporting periods beginning after December 15, 2008.  We are currently evaluating the potential impact that the adoption of SFAS 160 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) which revised SFAS No. 141, “Business Combinations.”  This pronouncement is effective as of January 1, 2009.  Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity.  SFAS 141(R) requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date.  SFAS 141(R) will have a significant impact on the accounting for transaction costs, restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination.  Under SFAS 141(R), adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill.  As the provisions of SFAS 141(R) are applied prospectively, the impact cannot be determined until the transactions occur.  We are currently evaluating the impact, if any, that SFAS 141(R) may have our financial statements.

On March 20, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements.  SFAS 161 also requires certain tabular formats for disclosing such information.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133.  Among other things, SFAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements as a result of contingent credit-related features.  We are currently evaluating the impact, if any, that the adoption of SFAS 161 will have on our financial statements.

On February 20, 2008, the FASB issued FASB Staff Position (“FSP”) 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”), which provides guidance on accounting for transfers of financial assets and repurchase financings.  FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).  However, if certain criteria, as described in FSP 140-3, are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140.  If the linked transaction does not meet the requirements for sale accounting, the linked transaction shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet.  FSP 140-3 is effective on a prospective basis for fiscal years beginning after November 15, 2008, with earlier application not permitted.  We are currently evaluating the impact, if any, that the adoption of FSP 140-3 will have on our financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our investments and operations from a variety of sources, including a mix of collateral-based short-term financing sources such as repurchase agreements, collateral-based long-term financing sources such as securitization financing, equity capital, and net earnings.  The primary source of funding for our operations today is the cash flow generated from the investment portfolio assets, which includes net interest income and principal payments and prepayments on these investments.  We believe that we have sufficient liquidity and capital resources to continue to service all of our outstanding recourse obligations, pay operating costs and fund dividends on our capital stock.

Securitization financing is recourse only to the assets pledged as collateral to support the financing and is not otherwise recourse to us. At June 30, 2008, we had $189.3 million of non-recourse securitization financing outstanding, $158.6 million of which carries a fixed rate of interest.  The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds.

Repurchase agreement financing is recourse to the assets pledged and requires us to post margin (i.e., collateral deposits in excess of the repurchase agreement financing).  The repurchase agreement counterparty at any time can request that we post additional margin or repay all financing balances.  Repurchase agreement financing is not committed financing, and it generally renews or rolls on a set schedule, typically a period between 30 and 90 days.  The amounts advanced to us by the repurchase agreement counterparty are determined largely based on the fair value of the asset pledged to the counterparty, subject to its willingness to provide financing.

We believe that investment opportunities for our capital may be more readily available for the foreseeable future as disruptions in the fixed income markets, particularly in the residential mortgage market, have caused a decline in the prices of most residential mortgage securities.  These disruptions have caused volatility in asset prices, causing such asset prices to decline, correspondingly increasing yields. As a result, we have begun to reemploy our capital through the purchase of $142.9 million of Agency RMBS, and financing the same with repurchase agreement financing of $128.4 million. The timing of any future reinvestment will depend on the investment opportunity available and whether, in the opinion of management and the Board of Directors, such investment represents an acceptable risk-adjusted return opportunity for our capital.

Our ability to invest in these opportunities is dependent, in large part, on our access to credit, principally repurchase agreement financing.  To date, we have had sufficient repurchase agreement financing available to finance the growth of our Agency RMBS portfolio, but there can be no assurances that we will be able to continue to access this financing in the future.

On June 15, 2008, the bonds related to one of the commercial securitization trusts became callable, and we called one of the bonds outstanding with a par value of approximately $39,000 when it was called.  We continue to have the right to call the remaining bonds issued by this trust that have a remaining principal balance of $22.8 million at June 30, 2008, but we do not anticipate calling those bonds at this time.

Off-Balance Sheet Arrangements. As of June 30, 2008, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Contractual Obligations.  As of June 30, 2008, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in our Annual Report on Form 10-K for the year ended December 31, 2007.

FORWARD-LOOKING STATEMENTS

Certain written statements in this Form 10-Q that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Management’s Discussion and Analysis as well as those discussed elsewhere in this report addressing the results of operations, operating performance, events, or developments that management expects or anticipates will occur in the future, including statements relating to investment strategies, net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions as of the date of this report, regarding future events and operating performance and are applicable only as of the dates of such statements.  Such forward-looking statements may involve factors that could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements.  We caution the public not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize.

Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

Reinvestment.  Asset yields today are generally lower than those assets sold or repaid, due to lower overall interest rates and more competition for these assets.  In recent years, we have generally been unable to find investments with acceptable risk adjusted yields.  As a result, our net interest income has been declining, and may continue to decline in the future, resulting in lower earnings per share over time. In order to maintain our investment portfolio size and its earnings, we need to reinvest a portion of the cash flows we receive into new interesting earning assets.  If we are unable to find suitable reinvestment opportunities, the net interest income on our investment portfolio and investment cash flows and net income, all could be negatively impacted.

Economic Conditions.  We are affected by general economic conditions.  An increase in the risk of defaults and credit risk resulting from an economic slowdown or recession could result in a decrease in the value of our investments and the over-collateralization associated with our securitization transactions.

Investment Portfolio Cash Flow.  Cash flows from the investment portfolio fund our operations, the payment of dividends, and repayments of outstanding debt, and are subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses, particularly given the high degree of internal structural leverage inherent in securitized investments.  Based on the performance of the underlying assets within the securitization structure, cash flows which may have otherwise been paid to us as a result of our ownership interest may be retained within the securitization structure.  Cash flows from the investment portfolio are likely to continue to decline until we meaningfully begin to reinvest our capital.  There can be no assurances that we will be able to find suitable investment alternatives for our capital, nor can there be assurances that we will meet our reinvestment and return hurdles.

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

Interest Rate Fluctuations.  Our income and cash flow depends on our ability to earn greater interest on our investments than the interest cost to finance these investments.  Interest rates in the markets served by us generally rise or fall with interest rates as a whole.  Approximately $193 million of our investments, including loans and securities currently pledged as securitized mortgage loans and securities, carry a fixed-rate of interest either for the life of the loan or security or for a period of longer than 12 months in the case of an instrument such as an Agency RMBS that has an initial fixed period of interest before its interest rate adjusts.  We currently finance these fixed and variable-rate assets through $157 million of fixed rate securitization financing, $31 million of variable rate securitization financing and $129 million of variable rate repurchase agreements.  For the portion of the fixed rate loans and securities which are financed with variable rate instruments, the net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates.  In addition, certain variable rate instruments may have interest rates which reset on a delayed basis and have periodic interest rate caps whereas the related borrowing has no delayed resets or such interest rate caps.  In a period of rising interest rates, the net interest spread on these investments may decrease.

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

Prepayments.  Prepayments by borrowers on loans we securitized or securities, which we purchase, may have an adverse impact on our financial performance.  Prepayments are expected to increase during a declining interest rate or flat yield curve environment.  Our exposure to rapid prepayments is primarily (i) the faster amortization of premium on the investments and, to the extent applicable, amortization of bond discount, and (ii) the replacement of investments in our portfolio with lower yielding investments.

Competition.  The financial services industry is highly competitive, and we compete with a number of institutions with greater financial resources.  In purchasing portfolio investments, obtaining financing for our investments, and in issuing debt or equity capital, we compete with other mortgage REITs, investment banking firms, savings and loan associations, commercial banks, mortgage bankers, insurance companies, federal agencies and other entities, many of which have greater financial resources and a lower cost of capital than we do.  Increased competition in the market and our competitors’ greater financial resources have adversely affected us in the past and may do so again in the future.  Competition may also continue to keep pressure on spreads resulting in us being unable to reinvest our capital at acceptable risk-adjusted returns.

Regulatory Changes.  Our businesses as of June 30, 2008 were not subject to any material federal or state regulation or licensing requirements.  However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect us and the performance of our securitized loan pools or our ability to collect on our delinquent property tax receivables.  We are a REIT and are required to meet certain tests in order to maintain our REIT status.  If we should fail to maintain our REIT status, we would not be able to hold certain investments and would be subject to income taxes.

Section 404 of the Sarbanes-Oxley Act of 2002.  We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated by the SEC and the New York Stock Exchange.  Failure to comply may result in doubt in the capital markets about the quality and adequacy of our internal controls and corporate governance.  This could make it difficult for us to, or prevent us from being able to, raise additional capital in these markets in order to finance our operations and future investments.

Other.  The following risks, which are discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2007, could also affect our results of operations, financial condition and cash flows:

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

•
Our ownership of certain subordinate interests in securitization trusts subjects us to credit risk on the underlying loans, and we provide for loss reserves on these loans as required under generally accepted accounting principles.

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

•	We may be subject to the risks associated with inadequate or untimely services from third-party service providers, which may harm our results of operations.

•	Prepayments of principal on our investments, and the timing of prepayments, may impact our reported earnings and cash flows.

•
We finance a portion of our investment portfolio with short-term recourse repurchase agreements which subjects us to margin calls if the assets pledged subsequently decline in value or if the repurchase agreement financier chooses to reduce its position in financing afforded us.

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

Please also refer to the additional risks discussed under “Risk Factors” in Part II, Item 1A below.

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

We specifically focus on the sensitivity of our investment portfolio cash flow, primarily the cash flow generated from the net interest income of our investment portfolio, and measure such sensitivity to changes in interest rates.  Changes in interest rates are defined as instantaneous, parallel and sustained interest rate movements in 100 basis point increments.  Because cash and cash equivalents are such a large portion of our overall assets, we also calculate the sensitivity of our cash flows including cash and cash equivalents as if they are part of our investment portfolio.  For both analyses, we estimate our net interest income cash flow for the next twenty-four months assuming interest rates over such time period follow the forward LIBOR curve (based on 90-day Eurodollar futures contracts) as of June 30, 2008, which is referred to as the Base Case.  Once the Base Case has been estimated, net interest income cash flows are projected for each of the defined interest rate scenarios.  Those scenario results are then compared against the base case to determine the estimated change to cash flow.  To the extent we have any cash flow changes from interest rate swaps, caps, floors or any other derivative instrument, they are included in this analysis.

The following table summarizes our net interest income cash flow sensitivity analysis as of June 30, 2008 under the assumptions set forth above. These analyses represent management’s estimate of the percentage change in net interest income cash flow (expressed in dollar terms and as a percentage of the Base Case) for the investment portfolio only and the investment portfolio inclusive of cash and cash equivalents, given a parallel shift in interest rates as discussed above.

As noted above, the Base Case represents the interest rate environment as it existed as of June 30, 2008.  At June 30, 2008, one-month LIBOR was 2.46% and six-month LIBOR was 3.11%.  The analysis below is heavily dependent upon the assumptions used in the model.  The effect of changes in future interest rates beyond the forward LIBOR curve, the shape of the yield curve or the mix of our assets and liabilities may cause actual results to differ significantly from the modeled results.  In addition, certain investments which we own provide a degree of “optionality.” The most significant option affecting the portfolio is the borrowers’ option to prepay the loans.  The model applies prepayment rate assumptions representing management’s estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio.  The model applies the same prepayment rate assumptions for all five cases indicated below.  The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis.  Furthermore, the projected results assume no additions or subtractions to our portfolio, and no change to our liability structure.  Historically, there have been significant changes in our investment portfolio and the liabilities incurred by us.  As a result of anticipated prepayments on assets in the investment portfolio, there are likely to be such changes in the future.

(amounts in thousands)	Investment Portfolio		Investment Portfolio, including Cash and Cash Equivalents
Basis Point Change in Interest Rates	Cash Flow	Percent	Cash Flow	Percent

+200	$(2,404.7)	(12.7)%	$(704.7)	(3.4)%
+100	(1,104.5)	(5.8)%	(254.5)	(1.2)%
Base	–	–	–	–
-100	896.8	4.7%	46.8	0.2%
-200	1,435.4	7.6%	(179.6)	(0.9)%

Approximately $193 million of our investment portfolio is comprised of loans or securities that have coupon rates that are fixed.  Approximately $206 million of our investment portfolio as of June 30, 2008 was comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates.  Approximately 23% and 67% of the adjustable-rate loans underlying our securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR and one-year LIBOR, respectively.

Generally, during a period of rising short-term interest rates, our net interest income earned and the corresponding cash flow on our investment portfolio will increase due to the match funding of our securitized mortgage loans and significant investment in cash and cash equivalents.  To the extent of our investment in variable rate securitized finance mortgage loans with variable rate securitization financing, the decrease of the net interest spread results from (i) fixed-rate loans and investments financed with variable-rate debt, (ii) the lag in resets of the adjustable rate loans underlying the securitized mortgage loans relative to the rate resets on the associated borrowings and (iii) rate resets on the adjustable rate loans which are generally limited to 1% every six months or 2% every twelve months and subject to lifetime caps, while the associated borrowings have no such limitation. As to item (i), we have substantially limited our interest rate risk by match funding fixed rate assets and variable rate assets. As to item (ii) and (iii), as short-term interest rates stabilize and the adjustable-rate loans reset, the net interest margin may be partially restored as the yields on the adjustable-rate loans adjust to market conditions.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in internal controls.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in our internal controls during our last fiscal quarter that could materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

As discussed in Note 14 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2007, we and certain of our subsidiaries are defendants in litigation. The following discussion is the current status of the litigation.

One of Dynex Capital, Inc.’s subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania (“Allegheny County”), are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court of Common Pleas”).  Plaintiffs allege that GLS illegally charged the taxpayers of Allegheny County certain attorney fees, costs and expenses and interest, in the collection of delinquent property tax receivables owned by GLS which were purchased from Allegheny County.  In 2007, the Court of Common Pleas stayed this action pending the outcome of other litigation before the Pennsylvania Supreme Court in which GLS is not directly involved but has filed an amicus brief in support of the defendants.  Several of the allegations in that lawsuit are similar to those being made against GLS in this litigation.  Plaintiffs have not enumerated their damages in this matter, and we believe that the ultimate outcome of this litigation will not have a material impact on its financial condition, but may have a material impact on its reported results for the particular period presented.

Dynex Capital, Inc. and Dynex Commercial, Inc. (“DCI”), a former affiliate of Dynex Capital, Inc. and now known as DCI Commercial, Inc., were appellees (or respondents) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al.  The appeal sought to overturn the trial court’s judgment in our and DCI’s favor which denied recovery to Plaintiffs.  Plaintiffs sought a reversal of the trial court’s judgment, and sought rendition of judgment against us for alleged breach of loan agreements for tenant improvements in the amount of $0.3 million.  They also sought reversal of the trial court’s judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively, related to the alleged breach by DCI of a $160.0 million “master” loan commitment.  Plaintiffs also sought reversal and rendition of a judgment in their favor for attorneys’ fees in the amount of $2.1 million.  Alternatively, Plaintiffs sought a new trial.  On February 22, 2008, the Court of Appeals ruled in favor of Dynex Capital, Inc. and DCI, upholding the trial court’s judgment. On May 7, 2008, Plaintiffs filed an appeal with the Supreme Court of Texas seeking to reverse the decision of the Court of Appeals.  Even if Plaintiffs were to be successful on appeal, DCI is a former affiliate of Dynex Capital, Inc., and we believe that it would have no obligation for amounts, if any, awarded to the Plaintiffs as a result of the actions of DCI.

Dynex Capital, Inc. and MERIT Securities Corporation, a subsidiary, were defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund (“Teamsters”).  The complaint was filed on February 7, 2005, and purported to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds (the “Bonds”), which are collateralized by manufactured housing loans. The complaint sought unspecified damages and alleged, among other things, misrepresentations in connection with the issuance of and subsequent reporting on the Bonds.  The complaint initially named our former president and our current Chief Operating Officer as defendants. On February 10, 2006, the District Court dismissed the claims against our former president and current Chief Operating Officer, but did not dismiss the claims against us or MERIT.  We and MERIT petitioned for an interlocutory appeal with the United States Court of Appeals for the Second Circuit (“Second Circuit”).  The Second Circuit granted our petition on September 15, 2006 and heard oral argument on the appeal on January 30, 2008.  On June 27, 2008, the United States Court of Appeals for the Second Circuit ruled in our favor ordering the District Court to dismiss the litigation against us and MERIT, but with leave for Teamsters to amend and replead.  Teamsters filed an amended complaint on August 6, 2008 with the District Court.

We are currently evaluating the amended complaint and intend to vigorously defend ourselves in this matter.  Although no assurance can be given with respect to the ultimate outcome of this matter, we believe the resolution of this matter will not have a material effect on our consolidated balance sheet but could materially affect our consolidated results of operations in a given year or period.

Item 1A.     Risk Factors

Our business is subject to various risks, including those described below and the risks set forth under the caption “Risk Factors” included in our annual report on Form 10-K for the fiscal year ended December 31, 2007.  Our business, operating results and financial condition could be materially and adversely affected by any of these risks.  Please note that additional risks not presently known to us or that we currently deem immaterial could also impair our business and operations.

Risks Related to our Business

Interest rate fluctuations, particularly increases in interest rates on which our borrowings are based, may have various negative effects on us and could lead to reduced earnings and/or increased earnings volatility.

The primary source of our net income is net interest income, which is the spread between the interest income we earn on our investments, net of any amortization of premiums or discounts, and the interest expense we pay on the borrowings we use to finance those investments.  Many of our current investments and our new Agency RMBS investments are likely to be financed with borrowings with maturity and/or reset terms of approximately 30 days.  Even though we expect most of our investments to have interest rates that adjust over time, the interest we pay on the borrowings used to finance those investments may adjust at a faster pace than the interest we earn on our investments.  During a period of rising interest rates, our borrowing costs generally will increase at a faster pace than our interest earnings on the leveraged portion of our investment portfolio, which could result in a decline in our net interest spread and net interest margin.  The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and period over which interest rates increase.  If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods.

A flat or inverted yield curve may adversely affect Agency RMBS prepayment rates and supply.

Our net interest income varies primarily as a result of changes in interest rates as well as changes in interest rates across the yield curve.  When the differential between short-term and long-term benchmark interest rates narrows, the yield curve is said to be “flattening.”  When the yield curve is relatively flat, borrowers have an incentive to refinance into fixed rate mortgages, or Hybrid Agency RMBS with longer initial fixed-rate periods, which would cause our Agency RMBS investments to experience faster prepayments.  Increases in prepayments on our Agency RMBS portfolio would cause our premium amortization to accelerate, lowering the yield on such assets.  If this happens, we could experience a decrease in net income or incur a net loss during these periods.  In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on hybrid adjustable rate mortgages, potentially decreasing the supply of Hybrid Agency RMBS.  At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve.  When the yield curve is inverted, fixed-rate mortgage interest rates may approach or be lower than interest rates on adjustable rate mortgages, further increasing prepayments and further negatively impacting supply.

Interest rate caps on the adjustable rate mortgage loans collateralizing our investments may adversely affect our profitability if interest rates increase.

The coupons earned on Hybrid and ARM Agency RMBS adjust over time as interest rates change (typically after a fixed-rate period).  The level of adjustment on the interest rates on Agency RMBS is limited by contract and is based on the limitations of the underlying adjustable rate mortgage loans.  Such loans typically have interim and lifetime interest rate caps which limit the amount by which the interest rates on such assets can adjust.  Interim interest rate caps limit the amount interest rates can adjust during any given year or period.  Lifetime interest rate caps limit the amount interest rates can increase from inception through maturity of a particular loan. The financial markets primarily determine the interest rates that we pay on the repurchase transactions used to finance the acquisition of our Agency RMBS.  These repurchase transactions are not subject to interim and lifetime interest rate caps.  Accordingly, in a sustained period of rising interest rates or a period in which interest rates rise rapidly, we could experience a decrease in net income or a net loss because the interest rates paid by us on our borrowings could increase without limitation (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) while increases in the interest rates earned on the adjustable rate mortgage loans collateralizing our Agency RMBS could be limited due to interim or lifetime interest rate caps.

Adjustments of interest rates on our borrowings may not be matched to interest rate indexes on our Agency RMBS investments.

In general, the interest rates on our repurchase agreements are based on LIBOR, while the interest rates on our Agency RMBS may be indexed to LIBOR or another index rate, such as the one-year CMT rate, MTA or COFI.  Accordingly, any increase in LIBOR relative to CMT rates, MTA or COFI will generally result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earned on our Agency RMBS.  Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact our distributions to shareholders.

Prepayment rates on the mortgage loans underlying our investments may adversely affect our profitability.

We own certain investments that were acquired at amounts above their par value.  We often purchase Agency RMBS that have a higher interest rate than the prevailing market interest rate.  In exchange for a higher interest rate, we typically pay a premium over par value to acquire these securities.  In accordance with generally accepted accounting principles (“GAAP”), we amortize the premiums on our Agency RMBS over their expected life.  If the Agency RMBS prepay at a rapid rate as a result of voluntary (sales or refinancing) or involuntary (defaults and foreclosures) prepayments of the underlying mortgage loans, we will have to amortize our premiums on an accelerated basis which may adversely affect our profitability.

When we acquire a particular security, we anticipate that the underlying mortgage loans will prepay at a projected rate which provides us with an expected yield on our investment.  When homeowners or other borrowers prepay their mortgage loans faster than anticipated, it results in a faster prepayment rate on the related security in our portfolio which may adversely affect our profitability.  Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict.  Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed rate and adjustable rate mortgage loans.

Prepayments, which are the primary feature of RMBS that distinguish them from other types of bonds, are difficult to predict and can vary significantly over time.  As the holder of RMBS, we receive a portion of our investment principal when underlying mortgages are prepaid.  In order to continue to earn a return on this prepaid principal, we must reinvest it in additional Agency RMBS or other assets; however, if interest rates decline, we may earn a lower return on our new investments as compared to the RMBS that prepay. Prepayments may have a negative impact on our financial results, the effects of which depend on, among other things, the amount of unamortized premium on the RMBS, the reinvestment lag and the reinvestment opportunities.

Our business strategy involves a significant amount of leverage which may adversely affect the return on our investments and may reduce cash available for distribution to our shareholders as well as result in losses when economic conditions are unfavorable.

We anticipate borrowing against a substantial portion of the market value of our RMBS and using the borrowed funds to acquire additional investment assets. Future increases in the amount by which the collateral value is contractually required to exceed the repurchase agreement loan amount, decreases in the market value of our RMBS, increases in interest rate volatility and changes in the availability of adequate financing could cause us to be unable to achieve the degree of leverage we believe to be optimal.  Our return on our assets and cash available for distribution to our shareholders may be reduced to the extent that changes in market conditions prevent us from leveraging our investments or cause the cost of our financing to increase relative to the income that can be derived from the leveraged assets.  In addition, our payment of interest expense on our borrowings will reduce cash flow available for distributions to our shareholders.  If the interest income on our investments purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations. Such losses could be significant as a result of our leveraged structure.

Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and adversely affect our business and profitability.

Recent turmoil in the financial markets relating to major financial institutions has raised concerns that a material adverse development involving one or more major financial institutions could result in our lenders reducing our access to funds available under our repurchase agreements.  Because all of our repurchase agreements are uncommitted, such a disruption could cause our lenders to reduce or terminate our access to future borrowings, which could adversely affect our business and profitability.  Furthermore, if many of our lenders became unwilling or unable to provide us with financing, we could be forced to sell our investment securities under adverse market conditions, which would adversely affect our profitability.

Our profitability may be limited by a reduction in our leverage.

As long as we earn a positive spread between interest and other income we earn on our assets and our borrowing costs, we can generally increase our profitability by using greater amounts of leverage.  We cannot, however, assure you that repurchase financing will remain an efficient source of long-term financing for our assets.  The amount of leverage that we use may be limited because our lenders might not make funding available to us at acceptable rates or they may require that we provide additional collateral to secure our borrowings.  If our financing strategy is not viable, we will have to seek alternative forms of financing for our assets which may not be available.  In addition, in response to certain interest rate and investment environments, we could implement a strategy of reducing our leverage by selling assets or not replacing RMBS as they amortize and/or prepay, thereby decreasing the outstanding amount of our related borrowings.  Such an action would likely reduce interest income, interest expense and net income, the extent of which would depend on the level of reduction in assets and liabilities as well as the sale prices for which the assets were sold.

If we are unable to renew our borrowings at favorable rates, we may be forced to sell assets and our profitability may be adversely affected.

Since we expect to rely primarily on borrowings under repurchase agreements to finance our Agency RMBS, our ability to achieve our investment objectives depends on our ability to borrow money in sufficient amounts and on favorable terms and on our ability to renew or replace maturing borrowings on a continuous basis.  Our ability to enter into repurchase agreements in the future will depend on the market value of our RMBS pledged to secure the specific borrowings, the availability of adequate financing and other conditions existing in the lending market at that time.  If we are not able to renew or replace maturing borrowings, we could be forced to sell some of our assets under adverse market conditions, which would adversely affect our profitability.

A decline in the market value of our assets may result in margin calls that may force us to sell assets under adverse market conditions.

The market value of our assets generally moves inversely to changes in interest rates and, as a result, may be negatively impacted by increases in interest rates.  Accordingly, in a rising interest rate environment, the value of our assets may decline.  In addition, our investments and particularly Agency RMBS investments are generally valued based on a spread to an interest rate curve such as the U.S. Treasury curve.  In times of high volatility, spreads on Agency RMBS to the respective curves may increase causing reductions in value on these investments. A decline in the market value of our RMBS may limit our ability to borrow against these assets or result in our lenders initiating margin calls and requiring a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value under our repurchase agreements.  Posting additional collateral or cash to support our borrowings will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business.  As a result, we could be forced to sell some of our assets in order to maintain liquidity.  Forced sales typically result in lower sales prices than do market sales made in the normal course of business.  If our Agency RMBS were liquidated at prices below the amortized cost basis of such investments, we would incur losses, which could result in a rapid deterioration of our financial condition.

If a counterparty to a repurchase transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we would incur losses.

When we engage in repurchase transactions, we generally sell securities to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders.  The lenders are obligated to resell the same securities back to us at the end of the transaction term.  Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  Further, if we default on one of our obligations under a repurchase agreement, the lender can terminate the transaction and cease entering into any other repurchase transactions with us.  Our repurchase agreements contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default.  Any losses we incur on our repurchase transactions could adversely affect our earnings and reduce our ability to pay dividends to our shareholders.

Our use of repurchase agreements to borrow money may give our lenders greater rights in the event of bankruptcy.

Borrowings made under repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code.  In the unlikely event that a lender under our repurchase agreements files for bankruptcy, it may be difficult for us to recover our assets pledged as collateral to such lender.  In addition, if we ever file for bankruptcy, lenders under our repurchase agreements may be able to avoid the automatic stay provisions of the U.S. Bankruptcy Code and take possession of and liquidate our collateral under our repurchase agreements without delay.

Our use of hedging strategies to mitigate our interest rate exposure may not be effective and may expose us to counterparty risks.

In accordance with our operating policies, we may pursue various types of hedging strategies, including interest rate swap agreements, interest rate caps and other derivative transactions (collectively, “Hedging Instruments”).  Hedging Instruments are expected to help us to mitigate or reduce our exposure to losses from adverse changes in interest rates.  Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and financing sources used and other changing market conditions.  No hedging strategy, however, can completely insulate us from the interest rate risks to which we are exposed, and there is no assurance that the implementation of any hedging strategy will have the desired impact on our results of operations or financial condition.  Certain of the U.S. federal income tax requirements that we must satisfy in order to qualify as a REIT may limit our ability to hedge against such risks.

Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which we seek protection;

•	the duration of the hedge may not match the duration of the related liability;

•
the amount of income that a REIT may earn from hedging transactions (other than through taxable REIT subsidiaries) to offset interest rate losses is limited by U.S. federal income tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the party owing money in the hedging transaction may default on its obligation to pay.

We expect to primarily use interest rate swap agreements to hedge against anticipated future increases in interest rates on our repurchase agreements.  Should an interest rate swap agreement counterparty be unable to make required payments pursuant to the agreement, the hedged liability would cease to be hedged for the remaining term of the interest rate swap agreement.  In addition, we may be at risk for any collateral held by a hedging counterparty to an interest rate swap agreement, should the counterparty become insolvent or file for bankruptcy.  Our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our ability to pay dividends to our shareholders.

Hedging Instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities.  Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions.  Furthermore, the enforceability of Hedging Instruments may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements.  The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default.  Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price.  Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk.  We cannot assure you that a liquid secondary market will exist for Hedging Instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

We may enter into Hedging Instruments that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our financing strategy will involve entering into Hedging Instruments that could require us to fund cash payments in certain circumstances (such as the early termination of a Hedging Instrument caused by an event of default or other voluntary or involuntary termination event or the decision by a hedging counterparty to request the posting of collateral it is contractually owed under the terms of a Hedging Instrument).  With respect to the termination of an existing interest rate swap agreement, the amount due would generally be equal to the unrealized loss of the open interest rate swap agreement position with the hedging counterparty and could also include other fees and charges.  These economic losses would be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time.  Any losses we incur on our Hedging Instruments could adversely affect our earnings and reduce our ability to pay dividends to our shareholders.

We may change our investment strategy, operating policies and/or asset allocations without shareholder consent.

We may change our investment strategy, operating policies and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our shareholders.  A change in our investment strategy may increase our exposure to interest rate and/or credit risk, default risk and real estate market fluctuations.  Furthermore, a change in our asset allocation could result in our making investments in asset categories different from our historical investments.  These changes could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends to our shareholders.

Risks Related to Our Taxation as a REIT

The stock ownership limit imposed by the Code for REITs and our restated articles of incorporation may restrict our business combination opportunities.

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT.  Our restated articles of incorporation, with certain exceptions, authorizes our Board of Directors to take the actions that are necessary and desirable to qualify as a REIT.  Pursuant to our restated articles of incorporation, no person may beneficially or constructively own more than 9.8% of our common or capital stock.  Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations and undertakings as it may determine are reasonably necessary.  Pursuant to our restated articles of incorporation, our Board of Directors has the power to increase or decrease the percentage of common or capital stock that a person may beneficially or constructively own.  However, any decreased stock ownership limit will not apply to any person whose percentage ownership of our common or capital stock, as the case may be, is in excess of such decreased stock ownership limit until that person’s percentage ownership of our common or capital stock, as the case may be, equals or falls below the decreased stock ownership limit.  Until such a person’s percentage ownership of our common or capital stock, as the case may be, falls below such decreased stock ownership limit, any further acquisition of common stock will be in violation of the decreased stock ownership limit.  The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year.  The ownership limits contained in our restated articles of incorporation apply to the ownership at any time by any “person,” which term includes entities.  These ownership limitations are intended to assist us in complying with the tax law requirements and to minimize administrative burdens.  However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

The stock ownership limitation contained in our restated articles of incorporation generally does not permit ownership in excess of 9.8% of our common or capital stock, and attempts to acquire our common or capital stock in excess of these limits will be ineffective unless an exemption is granted by our Board of Directors.

As described above, our restated articles of incorporation generally prohibits beneficial or constructive ownership by any person of more than 9.8% of our common or capital stock, unless exempted by our Board of Directors.  Our restated articles of incorporation’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity.  As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to our restated articles of incorporation’s ownership limit.  Any attempt to own or transfer shares of our common or preferred stock (if and when issued) in excess of the ownership limit without the consent of the Board of Directors will result in the shares being automatically transferred to a charitable trust or, if the transfer to a charitable trust would not be effective, such transfer being void ab initio.

If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes.  Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.  Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes, and the tax treatment of any participation interests in mortgage loans or mezzanine loans that we may hold, may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements.  Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income.  Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock.  Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to domestic stockholders that are individuals, trusts and estates has been reduced by legislation to 15% through the end of 2010.  Dividends payable by REITs, however, generally are not eligible for the reduced rates.  Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute.  To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income.  In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.  We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur, for example, where a borrower defers the payment of interest in cash pursuant to contractual rights or otherwise.  If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year.  These alternatives could increase our costs or reduce our equity.  Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes.  Any of these taxes would decrease cash available for distribution to our stockholders.  In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through our taxable REIT subsidiary (“TRS”) or other subsidiary corporations that will be subject to corporate-level income tax at regular rates.  Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock.  We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT.  Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and agency securities.  The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer.  In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% (25% effective in 2009) of the value of our total securities can be represented by securities of one or more TRSs.  If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.  As a result, we may be required to liquidate from our portfolio otherwise attractive investments.  These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The failure of agency securities subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We intend to enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our agency securities to a counterparty and simultaneously enter into an agreement to repurchase these securities at a later date in exchange for a purchase price.  Economically, these agreements are financings which are secured by the agency securities sold pursuant thereto.  We believe that we would be treated for REIT asset and income test purposes as the owner of the agency securities that are the subject of any such sale and repurchase agreement, notwithstanding that such agreements may transfer record ownership of the agency securities to the counterparty during the term of the agreement.  It is possible, however, that the IRS could assert that we did not own the agency securities during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income.  If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist.  Even a technical or inadvertent violation could jeopardize our REIT qualification.  Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.  In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Certain of our securitizations have resulted in the creation of taxable mortgage pools for federal income tax purposes.  As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool.  Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool.  In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool.  In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax.  Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes.  These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax.  In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business.  We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for federal income tax purposes.  Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                      Defaults Upon Senior Securities

None

Item 4.                      Submission of Matters to a Vote of Security Holders

On May 14, 2008, the Company’s Annual Meeting of shareholders was held to elect the members of the Board of Directors and ratify the appointment of the Company’s independent registered public accounting firm.  The following table summarizes the results of those votes.

Director	For	Withheld

Common Share Votes
Thomas B. Akin	10,800,815	14,780
Daniel K. Osborne	10,766,699	48,896
Jay Buck (1)	10,767,154	48,441

Preferred Share Votes
Leon A. Felman	3,460,590	32,890
Barry Igdaloff	3,460,845	32,635

(1)
The Board of Directors originally nominated Eric P. Von der Porten for re-election as a director at the Annual Meeting.  Although he had intended to continue serving as a director if elected, on May 13, 2008, Mr. Von der Porten resigned from the Company’s Board of Directors in order to pursue new opportunities.  As a result of the vacancy created by Mr. Von der Porten’s resignation and the fact that one of the original director nominees had become unavailable to serve, on May 13, 2008 the Board of Directors by unanimous consent designated Mr. Jay Buck, a strategic analyst for the Company, to be nominated for the seat vacated by Mr. Von der  Porten.  In accordance with the Company’s proxy statement and the rules of the SEC, all proxies voted in favor of the election of Mr. Von der Porten were voted in favor of the election of Mr. Buck.

The proposal to ratify the appointment of BDO Seidman LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by shareholders with 10,803,173 votes “For,” 7,588 votes “Against” and 4,834 shares “Abstained.”

Item 5.                      Other Information

None

Item 6.                      Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective July 9, 2008 (incorporated herein by reference to Exhibit 3.1 to Dynex’s Current Report on Form 8-K filed July 11, 2008).
3.2	Amended and Restated Bylaws, effective March 26, 2008 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed April 1, 2008).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date: August 11, 2008	/s/ Thomas B. Akin
Thomas B. Akin
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2008	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

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