Form 10-Q
period 2008-09-30
DYNEX CAPITAL INC
filed 2008-11-10
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Yes           ☐           No           ☑

On October 31, 2008, the registrant had 12,169,762 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1.                      Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(amounts in thousands except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Agency RMBS:
Pledged to counterparties, at fair value	$283,976	$–
Unpledged, at fair value	16,916	7,456
	300,892	7,456

Securitized mortgage loans, net	252,507	278,463
Investment in joint venture	10,448	19,267
Other investments	17,340	28,549
	581,187	333,735

Cash and cash equivalents	16,411	35,352
Other assets	5,495	5,671
	$603,093	$374,758
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Repurchase agreements	$265,819	$4,612
Securitization financing	185,184	204,385
Obligation under payment agreement	10,079	16,796
Other liabilities	2,377	7,029
	463,459	232,822

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, 9.5% Cumulative Convertible Series D, 4,221,539 shares issued and outstanding ($43,218 aggregate liquidation preference)	41,749	41,749
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 12,169,762 and 12,136,262 shares issued and outstanding, respectively	122	121
Additional paid-in capital	366,793	366,716
Accumulated other comprehensive (loss) income	(6,041)	1,093
Accumulated deficit	(262,989)	(267,743)
	139,634	141,936
	$603,093	$374,758

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (UNAUDITED)
(amounts in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Investments	$7,719	$6,836	$20,375	$21,548
Cash and cash equivalents	158	637	659	2,163
	7,877	7,473	21,034	23,711
Interest expense	5,090	5,016	13,325	15,830
Net interest income	2,787	2,457	7,709	7,881
(Provision for) recapture of loan losses	(449)	127	(796)	1,352

Net interest income after (provision for) recapture of loan losses	2,338	2,584	6,913	9,233

Equity in (loss) income of joint venture	(3,462)	576	(5,153)	1,878
Gain on sale of investments, net	331	21	2,381	21
Fair value adjustments, net	1,461	–	5,519	–
Other income (expense)	3,862	305	6,954	(713)
General and administrative expenses	(1,485)	(800)	(3,954)	(3,089)

Net income	3,045	2,686	12,660	7,330
Preferred stock dividends	(1,003)	(1,003)	(3,008)	(3,008)

Net income to common shareholders	$2,042	$1,683	$9,652	$4,322

Net income per common share:
Basic	$0.17	$0.14	$0.79	$0.36
Diluted	$0.17	$0.14	$0.77	$0.36

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2008 and 2007
(amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2007	$41,749	$121	$366,716	$1,093	$(267,743)	$141,936

Cumulative effect of adoption of SFAS 159	–	–	–	–	943	943
Net income	–	–	–	–	12,660	12,660
Other comprehensive income:
Change in market value of securities and other investments	–	–	–	(4,753)	–	(4,753)
Reclassification adjustment for net gains included in net income	–	–	–	(2,381)	–	(2,381)
Total comprehensive income						5,526

Dividends on common stock	–	–	–	–	(5,841)	(5,841)
Dividends on preferred stock	–	–	–	–	(3,008)	(3,008)
Stock option issuance	–	–	13	–	–	13
Grant and vesting of restricted stock	–	1	64	–	–	65

Balance at September 30, 2008	$41,749	$122	$366,793	$(6,041)	$(262,989)	$139,634

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2006	$41,749	$121	$366,637	$663	$(272,632)	$136,538

Net income	–	–	–	–	7,330	7,330
Other comprehensive income:
Change in market value of securities and other investments	–	–	–	433	–	433
Reclassification adjustment for net gains included in net income	–	–	–	(21)	–	(21)
Total comprehensive income						7,742

Dividends on preferred stock	–	–	–	–	(3,008)	(3,008)
Stock option exercise	–	–	37	–	–	37
Stock option issuance	–	–	42	–	–	42

Balance at September 30, 2007	$41,749	$121	$366,716	$1,075	$(268,310)	$141,351

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net income	$12,660	$7,330
Adjustments to reconcile net income to cash provided by operating activities:
Equity in loss (income) of joint venture	5,153	(1,878)
Distribution of joint venture earnings	–	1,125
Provision for (recapture of) loan losses	796	(1,352)
Gain on sale of investments, net	(2,381)	(21)
Fair value adjustments, net	(5,519)	–
Amortization and depreciation	(1,694)	(1,518)
Stock based compensation (benefit) expense	(263)	42
Net change in other assets and other liabilities	(4,134)	2,883
Net cash provided by operating activities	4,618	6,611

Investing activities:
Principal payments received on securitized mortgage loans	28,008	51,517
Purchases of Agency RMBS	(343,941)	–
Purchases of other investments	(9,988)	(16,398)
Payments received on Agency RMBS and other investments	21,171	8,230
Proceeds from sales of Agency RMBS	29,744	–
Proceeds from sales of other investments	19,188	452
Return of capital from joint venture	–	17,095
Other	(2,882)	931
Net cash (used) provided by investing activities	(258,700)	61,827

Financing activities:
Principal payments on securitization financing	(17,217)	(27,119)
Net borrowings under (repayments of) repurchase agreements	261,207	(59,781)
Proceeds from sale of common stock	–	37
Dividends paid	(8,849)	(3,008)
Net cash provided (used) by financing activities	235,141	(89,871)

Net decrease in cash and cash equivalents	(18,941)	(21,433)
Cash and cash equivalents at beginning of period	35,352	56,880
Cash and cash equivalents at end of period	$16,411	$35,447

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008
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

In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the condensed consolidated financial statements, have been included. The financial statements presented are unaudited.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted.  The unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”).

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

The Company includes all cash and highly liquid investments with original maturities of three months or less in cash and cash equivalents.  As of September 30, 2008, cash and cash equivalents included $1,453 of restricted cash, which was cash held by counterparties as collateral against the Company’s repurchase agreements.

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

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-01 “Clarification of the Scope of the Audit and Accounting Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”) which provides guidance for determining whether an entity is within the scope of the guidance in the AICPA Audit and Accounting Guide for Investment Companies. On February 6, 2008, the FASB indefinitely deferred the effective date of SOP 07-1.

On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements” (“SFAS 157”) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The issuance of FSP 157-3 did not have any impact on the Company’s determination of fair value for its financial assets.

NOTE 2 – NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted basis.  Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the if-converted method, and stock options, using the treasury stock method, but only if these items are dilutive.  The Series D preferred stock is convertible into one share of common stock for each share of preferred stock.  The following tables reconcile the numerator and denominator for both basic and diluted net income per common share for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,
	2008		2007
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$3,045		$2,686
Preferred stock dividends	(1,003)		(1,003)
Net income to common shareholders	2,042	12,169,762	1,683	12,136,262
Effect of dilutive items	–	2,761	–	2,369
Diluted	$2,042	12,172,523	$1,683	12,138,631

Net income per share:
Basic		$0.17		$0.14
Diluted		$0.17		$0.14

Reconciliation of shares included in calculation of income per share due to dilutive effect:
Net effect of dilutive:
Convertible preferred stock	–	–	–	–
Stock options	–	2,761	–	2,369
	$–	2,761	$–	2,369

	Nine Months Ended September 30,
	2008		2007
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$12,660		$7,330
Preferred stock dividends	(3,008)		(3,008)
Net income to common shareholders	9,652	12,165,483	4,322	12,135,236
Effect of dilutive items	3,008	4,227,296	–	2,079
Diluted	$12,660	16,392,779	$4,322	12,137,315

Net income per share:
Basic		$0.79		$0.36
Diluted		$0.77		$0.36

Reconciliation of shares included in calculation of income per share due to dilutive effect:
Net effect of dilutive:
Convertible preferred stock	3,008	4,221,539	–	–
Stock options	–	5,757	–	2,079
	$3,008	4,227,296	$–	2,079

The following securities were excluded from the calculation of diluted income per share, as their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Shares issuable under stock option awards	85,000	60,000	50,000	60,000
Convertible preferred stock	4,221,539	4,221,539	–	4,221,539

NOTE 3 – SECURITIZED MORTGAGE LOANS, NET

The following table summarizes the components of securitized mortgage loans at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Securitized mortgage loans:
Commercial mortgage loans	$171,028	$185,998
Single-family mortgage loans	73,230	86,088
	244,258	272,086
Funds held by trustees, including funds held for defeased commercial mortgage loans	10,091	7,225
Accrued interest receivable	1,664	1,940
Unamortized discounts and premiums, net	6	(67)
Loans, at amortized cost	256,019	281,184
Allowance for loan losses	(3,512)	(2,721)
	$252,507	$278,463

All of the securitized mortgage loans are encumbered by securitization financing bonds (see Note 9).

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is included in securitized mortgage loans, net in the accompanying condensed consolidated balance sheets.  The following table summarizes the aggregate activity for the allowance for loan losses for the three-month and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Allowance at beginning of period	$3,066	$2,805	$2,721	$4,495
Provision for (recapture of) loan losses	449	(127)	796	(1,352)
Charge-offs, net of recoveries	(3)	(30)	(5)	(495)
Allowance at end of period	$3,512	$2,648	$3,512	$2,648

Of these amounts, $3,341 and $2,520 relate to securitized commercial mortgage loans and $171 and $128 relate to securitized single-family mortgage loans at September 30, 2008 and 2007, respectively.

The Company identified $16,853 of impaired commercial loans at September 30, 2008, which included one delinquent loan with an amortized cost basis of $1,763, compared to $13,792 of impaired commercial loans at December 31, 2007, none of which were delinquent.

The following table presents certain information on impaired commercial mortgage loans at December 31, 2007 and September 30, 2008:

	Investment in Impaired Loans	Allowance for Loan Losses	Investment in Excess of Allowance
December 31, 2007	$13,792	$2,590	$11,202
September 30, 2008	16,853	3,341	13,512

NOTE 5 – AGENCY MORTGAGE-BACKED SECURITIES

The Company’s agency mortgage-backed securities (“Agency RMBS”) are debt securities collateralized by single-family mortgage loans, on which the payment of principal and interest has been guaranteed by Federal National Mortgage Corporation (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”).  The Company’s Agency RMBS are comprised primarily of hybrid RMBS, which have interest rates that are fixed for a specified period and generally reset annually thereafter (“Hybrid Agency RMBS”).  At September 30, 2008, the Company’s Hybrid Agency RMBS securities were $300,627 and had a weighted average of 22 months to reset.  The Company also had fixed rate Agency RMBS with a carrying value of $265 at September 30, 2008.

The following table presents the components of the Company’s investment in Agency RMBS as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Principal/par value	$299,012	$7,400
Purchase premiums	3,688	14
Purchase discounts	(3)	(4)
Amortized cost	302,697	7,410
Gross unrealized gains	68	46
Gross unrealized losses	(1,873)	–
Fair value	$300,892	$7,456

Weighted average yield	5.15%	5.43%

Principal/par value includes principal payments receivable on Agency RMBS of $2,014 and none as of September 30, 2008 and December 31, 2007, respectively.

The Company purchased approximately $343,941 of Agency RMBS during the nine-month period ended September 30, 2008 and financed the purchases primarily with repurchase agreements.  Of the Agency RMBS balances at September 30, 2008 and December 31, 2007, Agency RMBS with a fair value of $283,976 and none were pledged as collateral under the repurchase agreements, respectively.  The Company sold $29,869 of Agency RMBS during the third quarter of 2008 at a net loss of $125.

NOTE 6 — INVESTMENT IN JOINT VENTURE

The Company, through a wholly-owned subsidiary, holds a 49.875% interest in a joint venture, Copperhead Ventures, LLC, primarily between the Company and DBAH Capital, LLC, an affiliate of Deutsche Bank, A. G.

The Company accounts for its investment in the joint venture using the equity method, under which it recognizes its proportionate share of the joint venture’s earnings and comprehensive income.  The condensed financial statements of the joint venture are as follows:

Condensed Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income	$903	$1,551	$3,392	$4,468
Fair value adjustment	(1,584)	(57)	(5,846)	75
Other-than-temporary impairment	(6,073)	–	(7,277)	–
Other expense	(6)	(25)	(59)	(62)
Net (loss) income	$(6,760)	$1,469	$(9,790)	$4,481

Change in unrealized loss on investments classified as available for sale	1,276	(591)	(6,589)	624
Comprehensive (loss) income	$(5,484)	$878	$(16,379)	$5,105

The other-than-temporary impairment of $6,073 in the third quarter of 2008 is related to the joint venture’s investment in subordinate commercial mortgage-backed securities (“CMBS”), which is accounted for by the joint venture in accordance with Emerging Issues Task Force No. 99-20 (“EITF 99-20”).  Based on the current and expected near term market conditions, the joint venture determined that there had been an adverse change with regard to the timing and amount of the estimated future cash flows for this security and so an other-than-temporary impairment was recorded to adjust the joint venture’s basis in the security to its fair value at September 30, 2008.

Condensed Balance Sheets
	September 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$7,582	$5,592
Investments	12,801	32,207
Accrued interest receivable and other assets	264	173
	$20,647	$37,972

Total liabilities	$–	$–
Members’ capital:
Members capital	38,402	38,402
Accumulated other comprehensive loss	(7,829)	(1,239)
Retained (deficit) earnings	(9,926)	809
	$20,647	$37,972

The joint venture’s investments at September 30, 2008 were comprised of $2,722 of available-for-sale subordinate CMBS and a financial instrument backed by commercial mortgage loans accounted for under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” with a fair value of $10,079.

NOTE 7 – OTHER INVESTMENTS

The following table summarizes the Company’s other investments at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Other securities:
Non-agency mortgage-backed securities	$7,051	7.17%	$7,684	6.85%
Corporate debt securities	–	–%	4,722	11.75%
Equity securities of publicly traded companies	7,653		7,704
	14,704		20,110
Gross unrealized gains	448		2,361
Gross unrealized losses	(923)		(696)
	14,229		21,775
Other loans and investments	3,111		6,774
	$17,340		$28,549

Other securities

Non-agency mortgage-backed securities consist principally of fixed rate securities collateralized by single-family residential loans originated in 1994.

The Company sold approximately $10,020 of equity securities during the nine months ended September 30, 2008, on which it recognized a gain of $2,698, and purchased approximately $9,988 of equity securities during that period.  The Company also sold the corporate debt security during the second quarter of 2008, on which it recognized a loss of $187.

Other loans and investments

Other loans and investments is comprised principally of unsecuritized mortgage loans and property tax receivables. The mortgage loans are well seasoned, having been originated predominately between 1986 and 1997.  Of the approximately 40 mortgage loans that make up the balance, only three loans were 60 days or more delinquent as of September 30, 2008, which represent approximately 12% of the outstanding unpaid principal balance of the loans.  These three loans are carried at discounts to their principal balances such that no losses are anticipated.  The property tax receivables had a balance of $375 and $2,127 at September 30, 2008 and December 31, 2007, respectively.

NOTE 8 – FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted the provisions of SFAS 157 for all assets that are measured at fair value and for its obligation to joint venture under payment agreement liability.  Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties.  A liability’s fair value is defined as the amount that would be paid to transfer or settle the liability.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models are applied.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

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

The following table presents the Company’s assets and liabilities at September 30, 2008, which are carried at fair value, segregated by the hierarchy level of the fair value estimate:

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency RMBS	$300,892	$–	$300,892	$–
Non-agency RMBS	6,822	–	–	6,822
Equity securities	7,407	7,407	–	–
Other	375	–	–	375
Total assets carried at fair value	$315,496	$7,407	$300,892	$7,197

Liabilities:
Obligation under payment agreement	$10,079	$–	$–	$10,079
Total liabilities carried at fair value	$10,079	$–	$–	$10,079

The following tables present the reconciliations of the beginning and ending balances of the Level 3 fair value estimates for the three and nine month periods ended September 30, 2008:

	Level 3 Fair Values
	Non-agency RMBS	Corporate debt securities	Other	Total assets	Obligation under payment agreement
Balance at July 1, 2008	$7,012	$–	$547	$7,559	$11,663
Total realized and unrealized gains (losses)
Included in earnings	–	–	(2)	(2)	(1,584)
Included in other comprehensive income (loss)	(229)	–	143	(86)	–
Purchases, sales, issuances and other settlements, net	39	–	(313)	(274)	–
Transfers in and/or out of Level 3	–	–	–	–	–
Balance at September 30, 2008	$6,822	$–	$375	$7,197	$10,079

	Level 3 Fair Values
	Non-agency RMBS	Corporate debt securities	Other	Total assets	Obligation under payment agreement
Balance at January 1, 2008	$7,726	$4,347	$2,127	$14,200	$15,473
Total realized and unrealized gains (losses)
Included in earnings	–	(187)	(4)	(191)	(5,394)
Included in other comprehensive income (loss)	(272)	375	143	246	–
Purchases, sales, issuances and other settlements, net	(632)	(4,535)	(1,891)	(7,058)	–
Transfers in and/or out of Level 3	–	–	–	–	–
Balance at September 30, 2008	$6,822	$–	$375	$7,197	$10,079

There were no assets or liabilities which were measured at fair value on a non-recurring basis during the three or nine months ended September 30, 2008.

NOTE 9 – SECURITIZATION FINANCING

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

The Company has three series of bonds remaining outstanding pursuant to three separate indentures.  One series with a principal amount of $29,376 is collateralized by $73,230 in single-family mortgage loans.  The two remaining series with principal amounts of $22,319 and $132,986, respectively, are collateralized by commercial mortgage loans with unpaid principal balances at September 30, 2008 of $27,088 and $143,939, respectively.

The components of non-recourse securitization financing along with certain other information at September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008		December 31, 2007
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed-rate classes	$155,305	6.6% - 8.8%	$167,398	6.6% - 8.8%
Variable-rate classes	29,376	2.8%	34,500	5.1%
Accrued interest payable	1,056		1,186
Unamortized net bond premium and deferred costs	(553)		1,301
	$185,184		$204,385

Range of stated maturities	2024-2027		2024-2027
Estimated weighted average life	3.0 years		3.3 years
Number of series	3		3

At September 30, 2008, the weighted-average effective rate of the coupon on the bonds outstanding was 6.2%.  The average effective rate on the bonds was 6.8% and 7.2% for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively.

The variable-rate bonds pay interest based on one-month LIBOR plus 30 basis points.

On June 15, 2008, the Company redeemed one fixed rate bond outstanding at par as permitted by the related securitization trust’s indenture.  This bond had an unamortized premium of $1,247 on the redemption date, which the Company recognized as income and reported in “Other income (expense)” in the condensed consolidated statement of operations for the nine months ended September 30, 2008.

NOTE 10 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  The Company had repurchase agreements of $265,819 and $4,612 at September 30, 2008 and December 31, 2007, respectively, which were collateralized by securities with a fair value of $281,962 and $42,975 at September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008 and December 31, 2007, the repurchase agreements had a weighted average interest rate of 4.45% and 5.07%, respectively.  At September 30, 2008 and December 31, 2007, all repurchase agreements had maturities of 30 days or less.

NOTE 11 – OBLIGATION UNDER PAYMENT AGREEMENT

Obligation under payment agreement represents the fair value of estimated future payments due to the joint venture discussed in Note 6.  The amounts due under the payment agreement are based on the amounts received monthly by the Company on certain securitized mortgage loans with an unpaid principal balance of $143,939 at September 30, 2008, after payment of the associated securitization financing bonds outstanding with an unpaid principal balance of $132,986 at September 30, 2008.  The present value of the payment agreement was determined based on the total estimated future payments discounted at a weighted average rate of 31.9%.  Factors which significantly impact the valuation of the payment agreement include the credit performance of the underlying securitized mortgage loans, estimated prepayments on the loans and the weighted average discount rate used on the cash flows.

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

The following table presents the changes in the number of preferred and common shares outstanding:

	Shares
	Preferred
	Series D	Common
December 31, 2007	4,221,539	12,136,262
Restricted shares granted	-	33,500
September 30, 2008	4,221,539	12,169,762

The following table presents the preferred and common dividends paid from January 1, 2008 through September 30, 2008:

Declaration	Record	Payment	Dividend per Share
Date	Date	Date	Common	Preferred
Common Stock
February 5, 2008	February 15, 2008	February 29, 2008	$0.10	–
May 12, 2008	May 22, 2008	May 30, 2008	0.15	–
August 18, 2008	August 29, 2008	September 30, 2008	0.23	–

Preferred Stock
March 19, 2008	March 31, 2008	April 30, 2008	–	$0.2375
June 18, 2008	June 30, 2008	July 31, 2008	–	0.2375
September 18, 2008	September 30, 2008	October 31, 2008	–	0.2375

Shelf Registration

On February 29, 2008, the Company filed a shelf registration statement on Form S-3, which became effective on April 17, 2008.  The shelf registration permits the Company to sell up to $1.0 billion of securities, including common stock, preferred stock, debt securities and warrants.  No shares had been sold or otherwise issued under this shelf registration as of September 30, 2008.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

One of the Company’s subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit (“Pentlong”) filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the "Court of Common Pleas").  Between 1995 and 1997, GLS purchased delinquent county property tax receivables for properties located in Allegheny County.  Plaintiffs allege that GLS did not enjoy the same rights as its assignor, Allegheny County, to recover from delinquent taxpayers certain attorney fees, costs and expenses and interest in the collection of the tax receivables.  Class action status has been certified in this matter, but a motion to reconsider is pending.  This Pentlong litigation has been stayed pending the outcome of similar litigation before the Pennsylvania Supreme Court in which GLS is not a defendant.  In that case, styled Konidaris v. Portnoff Law Offices, plaintiff Konidaris disputed the application of curative legislation enacted in 2003 but retroactive to 1996 which specifically set forth the right to collect reasonable attorney fees, costs, and interest which were properly taxable as part of the tax debt owed.  In September 2008, the Pennsylvania Supreme Court issued an opinion in favor of the defendants in the Konidaris matter, which the Company believes will favorably impact the Pentlong litigation by substantially reducing Pentlong Plaintiffs’ universe of actionable claims of illegal actions by GLS in connection with the collection of the tax receivables.  No timetable has been set by the Court of Common Pleas for the recommencement of the litigation.  Pentlong Plaintiffs have not enumerated their damages in this matter, and the Company believes that the ultimate outcome of this litigation will not have a material impact on its financial condition, but may have a material impact on its reported results for the particular period presented.

Dynex Capital, Inc. and Dynex Commercial, Inc. (“DCI”), a former affiliate of the Company and now known as DCI Commercial, Inc., are appellees (or respondents) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al. as previously discussed by the Company in prior filings.  There has been no material change in this litigation since the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008.

As discussed in prior filings, Dynex Capital, Inc. and MERIT Securities Corporation, a subsidiary, were defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund (“Teamsters”).  The complaint was filed on February 7, 2005, and purported to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds, which are collateralized by manufactured housing loans.  After a series of rulings by the District Court and an appeal by the Company and MERIT, on February 22, 2008 the United States Court of Appeals for the Second Circuit on February 22, 2008 dismissed the litigation against the Company and MERIT but with leave for Teamsters to amend and replead.  Teamsters filed an amended complaint on August 6, 2008 with the District Court which essentially restated the same allegations as the original complaint and added the Company’s former president and its current Chief Operating Officer as defendants.  The Company is currently evaluating the amended complaint and intends to vigorously defend itself in this matter.  Although no assurance can be given with respect to the ultimate outcome of this matter, the Company believes the resolution of this matter will not have a material effect on its consolidated balance sheet but could materially affect its consolidated results of operations in a given year or period.

NOTE 14 – STOCK BASED COMPENSATION

Pursuant to the Company’s 2004 Stock Incentive Plan, as approved by the shareholders at the Company’s 2005 annual shareholders’ meeting (the “Stock Incentive Plan”), the Company may grant to eligible officers, directors and employees stock options, stock appreciation rights (“SARs”) and restricted stock awards.  An aggregate of 1,500,000 shares of common stock is available for distribution pursuant to the Stock Incentive Plan.  The Company may also grant dividend equivalent rights in connection with the grant of options or SARs.

On February 4, 2008, the Company granted 33,500 shares of restricted common stock to certain of its employees and officers under the Stock Incentive Plan.  Of the restricted stock granted, 3,500 shares vest 25% per quarter in 2008.  The remaining 30,000 shares of restricted stock vest 25% per year (on the grant date anniversary) over the next four years.  The weighted average grant date fair value of the restricted stock grants was $8.80 per share for a total compensation cost of $294, which will be recognized evenly over the vesting period.  The Company recognized expense related to the restricted stock granted of $24 and $64 for the three and nine month periods ended September 30, 2008, respectively.

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

The following table presents a summary of the SAR activity for the Stock Incentive Plan:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
SARs outstanding at beginning of period	278,146	$7.27	278,146	$7.27
SARs granted	–	–	–	–
SARs forfeited or redeemed	–	–	–	–
SARs exercised	–	–	–	–
SARs outstanding at end of period	278,146	$7.27	278,146	$7.27
SARs vested and exercisable	149,860	$7.41	149,860	$7.41

The following table presents a summary of the option activity for the Stock Incentive Plan:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of period	120,000	$8.60	95,000	$8.28
Options granted	–	–	25,000	9.81
Options forfeited or redeemed	–	–	–	–
Options exercised	–	–	–	–
Options outstanding at end of period	120,000	$8.60	120,000	$8.60
Options vested and exercisable	120,000	$8.60	120,000	$8.60

The Company recognized a stock based compensation benefit of $135 and $341 for the three and nine months ended September 30, 2008, respectively, and stock based compensation benefit of $24 and expense of $141 for the three and nine months ended September 30, 2007, respectively.  The total compensation cost related to non-vested awards was $63 and $377 at September 30, 2008 and 2007, respectively, and will be recognized as the awards vest.

As required by SFAS No. 123(R) “Share-Based Payment”, stock options, which may be settled only in shares of common stock, have been treated as equity awards, with their fair value measured at the grant date, and SARs, which may be settled in cash, have been treated as liability awards, with their fair value measured at the grant date and remeasured at the end of each reporting period.  The fair value of SARs was estimated at September 30, 2008 using the Black-Scholes option valuation model based upon the assumptions in the table below.

The following table describes the weighted average of assumptions used for calculating the fair value of SARs outstanding at September 30, 2008.

SARs Fair Value
September 30, 2008
Expected volatility	18.06%-19.45%
Weighted-average volatility	18.71%
Expected dividends	11.93%
Expected term (in months)	45
Risk-free rate	3.97%

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations as of and for the three-month and nine-month periods ended September 30, 2008 should be read in conjunction with our Condensed Consolidated Financial Statements (unaudited) and the accompanying Notes to Unaudited Condensed Consolidated Financial Statements included in this report.

OVERVIEW

Our Business

We are a specialty finance company organized as a real estate investment trust (“REIT”), which invests in mortgage loans and securities on a leveraged basis.  We were incorporated in Virginia on December 18, 1987, and commenced operations in February, 1988.  We invest in residential mortgage-backed securities (“RMBS”) issued or guaranteed by a federally chartered corporation, such as Federal National Mortgage Corporation (“Fannie Mae”) or Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as Government National Mortgage Association (“Ginnie Mae”).  RMBS issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae are commonly referred to as “Agency RMBS”.  We initiated our Agency RMBS strategy during the first quarter of 2008.

We also have invested in securitized residential and commercial mortgage loans, non-agency mortgage-backed securities (“non-Agency RMBS”) and, through a joint venture, commercial mortgage-backed securities.  Substantially all of these loans and securities, including those owned by the joint venture, consist of or are secured by first lien mortgages which were originated by us from 1992 to 1998.  We are no longer actively originating loans.

Given the extraordinary deterioration in global credit markets since the middle of September 2008 which resulted in, on an industry-wide basis, constrained financing and higher funding costs, we temporarily slowed our purchases of additional Agency RMBS.  Asset prices also weakened as a result of these conditions, particularly for very short duration Hybrid Agency ARMS with less than 12 months to reset.  Since the end of September 2008, as a result of the coordinated efforts by global central banks, funding costs have declined, access to funding has been less constrained and asset prices appear to have stabilized.  We believe that conditions will continue to improve and opportunities will exist to purchase Agency RMBS at good risk-adjusted returns.

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

At September 30, 2008, we had total investments of approximately $581.2 million. Our investments consisted of $300.9 million of Agency RMBS, $74.6 million of securitized single-family mortgage loans and $177.9 million of securitized commercial mortgage loans.  We have a $10.4 million investment in a joint venture which owns subordinate commercial mortgage-backed securities and cash.  We also had $7.4 million of equity securities and $6.8 million in non-Agency RMBS.  A discussion of our investments and recent activity is included under “Financial Condition” below.

As a REIT, we are required to distribute to shareholders as dividends at least 90% of our taxable income, which is our income as calculated for tax, after consideration of any tax net operating loss (“NOL”) carryforwards.  We had an NOL carryforward of approximately $150 million at December 31, 2007.  These tax NOLs were principally generated during 1999 and 2000 and do not begin to meaningfully expire until 2019.  Provided that we do not experience an ownership shift as defined under Section 382 of the Code, we may utilize the tax NOLs to offset distribution requirements for our REIT taxable income with certain limitations.  If we do incur an ownership shift under Section 382 of the Code then the use of the NOLs to offset REIT distribution requirements may be limited.  Our Board of Directors declared a dividend of $0.23 per common share for the third quarter of 2008 and expects to pay a dividend in the fourth quarter of 2008.

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

Financing Strategy

We finance our acquisition of Agency RMBS by borrowing against a substantial portion of the market value of these assets utilizing repurchase agreements.  Repurchase agreements are financings under which we will pledge our Agency RMBS as collateral to secure loans made by repurchase agreement counterparties.  The amount borrowed under a repurchase agreement is limited to a specified percentage of the estimated market value of the pledged collateral.  Under repurchase agreements, a lender may require that we pledge additional assets (i.e., by initiating a margin call) in the event the estimated market value of our existing pledged collateral declines below a specified percentage during the term of the borrowing.  Our pledged collateral fluctuates in value due to, among other things, changes in market interest rates, changes in market risk premiums and actual or anticipated principal repayments.  We generally expect to maintain an effective debt to equity capital ratio of between five and nine times our equity capital invested in Agency RMBS, although the ratio may vary from time to time depending upon market conditions and other factors.

Generally, repurchase agreement borrowings will have a term of one month and carry a rate of interest based on a spread to an index such as LIBOR.  Given the extraordinary deterioration in global credit markets since the middle of September 2008, financing costs for repurchase agreement terms exceeding one week have increased dramatically with the increase in LIBOR rates.  In addition, the availability of repurchase agreement financing on an industry-wide basis has declined given the overall balance sheet stress of financial market participants, coupled with the events such as the bankruptcy of Lehman Brothers, the acquisition of Merrill Lynch by Bank of America and the conversion of Goldman Sachs and Morgan Stanley to depository institutions.  This decline in availability as well as increasing LIBOR rates has directly impacted us in the form of higher borrowing costs.  As of October 31, 2008, our weighted-average original term of repurchase agreement financing was 23 days, and our weighted average borrowing rate was 3.3%.  Financial conditions have stabilized somewhat since September 30, 2008, and LIBOR rates have declined improving our overall financing costs.  The availability of financing remains an issue on an industry-wide basis.  We have maintained access to financing during this period, and we anticipate extending the maturity dates of our repurchase agreement financing.  However, our ability to extend financing terms is likely to be limited during the fourth quarter of 2008.

Interest rates on Agency RMBS assets will not reset as frequently as the interest rates on repurchase agreement borrowings.  As a result, we are exposed to reductions in our net interest income earned during a period of rising rates.  In an effort to protect our net interest income during a period of rising interest rates, we would anticipate extending the interest rate reset dates on our repurchase agreement borrowings by negotiating terms with the counterparty.  In addition, in a period of rising rates we may experience a decline in the carrying value of our Agency RMBS, which would impact our shareholders’ equity and common book value per share.  In an effort to protect our book value per common share as well as our net interest income during a period of rising rates, we may also utilize derivative financial instruments such as interest rate swap agreements.  An interest rate swap agreement would allow us to fix the borrowing cost on a portion of our repurchase agreement financing for a specified period of time.  We currently have no swaps outstanding.

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

Fair Value. Securities classified as available-for-sale are carried in the accompanying financial statements at estimated fair value.  Estimates of fair value for Agency RMBS are based on market prices provided by multiple dealers.  Estimates of fair value for other securities are based on market quotes for equity securities and dealer quotes for certain fixed income securities, where available.  When market prices are not available for fixed income securities, fair value estimates are determined by calculating the present value of the projected cash flows of the instruments using market-based assumptions such as estimated future interest rates and estimated market spreads to applicable indices for comparable securities, and using collateral-based assumptions such as prepayment rates and credit loss assumptions based on the most recent performance and anticipated performance of the underlying collateral.

Amortization of Premiums/Discounts on Agency RMBS.  Premiums and discounts on Agency RMBS are amortized into interest income over the life of the related security using the effective yield method, adjusted for actual prepayment activity.

Allowance for Loan Losses.  We have credit risk on loans pledged in securitization financing transactions and classified as securitized mortgage loans in our investment portfolio.  An allowance for loan losses has been estimated and established for currently existing probable losses.  Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated.  The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience.  Where loans are considered homogeneous, the allowance for losses is established and evaluated on a pool basis.  Otherwise, the allowance for losses is established and evaluated on a loan-specific basis.  Provisions made to increase the allowance are a current period expense to operations.  Single-family mortgage loans are considered impaired when they are 60 days past due.  Commercial mortgage loans are evaluated on an individual basis for impairment.  Generally, a commercial loan with a debt service coverage ratio of less than one is considered impaired.  However, based on the attributes of the respective loan, or the attributes of the underlying real estate which secures the loan, commercial loans with a debt service ratio less than one may not be considered impaired; conversely, commercial loans with a debt service coverage ratio greater than one may be considered impaired.  Certain of the commercial mortgage loans are covered by loan guarantees that limit our exposure on these loans.  The level of allowance for loan losses required for these loans is reduced by the amount of applicable loan guarantees.  Our actual credit losses may differ from the estimates used to establish the allowance.

FINANCIAL CONDITION

Below is a discussion of our financial condition.

(amounts in thousands)	September 30, 2008	December 31, 2007

Agency RMBS, at fair value	$300,892	$7,456
Securitized mortgage loans, net	252,507	278,463
Investment in joint venture	10,448	19,267
Other investments	17,340	28,549

Repurchase agreements	265,819	4,612
Securitization financing	185,184	204,385
Obligation under payment agreement	10,079	16,796

Agency RMBS

Our Agency RMBS investments, which are classified as available-for-sale and carried at fair value, are comprised as follows:

(amounts in thousands)	September 30, 2008	December 31, 2007
Hybrid Agency RMBS:
Fannie Mae Certificates	$209,534	$–
Freddie Mac Certificates	89,078	–
	298,612	–
Fixed Rate	266	7,456
	298,878	7,456
Principal receivable on Agency RMBS	2,014	–
	$300,892	$7,456

Agency RMBS increased from $7.5 million at December 31, 2007 to $300.9 million at September 30, 2008 primarily as a result of our purchase of approximately $343.9 million of Hybrid Agency RMBS during the nine-month period ended September 30, 2008.  Partially offsetting the purchases were the receipt of $19.1 million of principal on the securities and the sale of approximately $29.9 million of securities, on which we recognized a net loss of $0.1 million, during the nine month period ended September 30, 2008.  At September 30, 2008, our HybridAgency RMBS portfolio had a weighted average of 22 months remaining until the rates on the underlying loans collateralizing the Agency RMBS reset.  The weighted average coupon on our portfolio of Agency RMBS was 5.65% as of September 30, 2008.  Approximately $284.0 million of the Hybrid Agency RMBS is pledged to counterparties as security for repurchase agreement financing.

The average quarterly constant prepayment rate (“CPR”) realized on our Agency RMBS portfolio was 20.9% and 27.3% for the third and second quarters of 2008, respectively.

Adjustable rate mortgage loans collateralize our Hybrid Agency RMBS portfolio.  The interest rates on the adjustable rate mortgage loans are typically fixed for three to five years and then adjust annually to an increment over a specified interest rate index.  The following tables present information about the lifetime and interim caps on our Hybrid Agency RMBS portfolio as of September 30, 2008:

Lifetime Caps on ARM RMBS		Interim Interest Rate Caps on ARM RMBS
	% of Total		% of Total
9.0% to 10.0%	19.79%	2.0%	44.90%
>10.0% to 11.0%	54.27%	5.0%	55.10%
>11.0% to 12.0%	25.94%		100.00%
	100.00%

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

(amounts in thousands)	September 30, 2008	December 31, 2007
Securitized mortgage loans, net:
Commercial	$177,922	$190,570
Single-family	74,585	87,893
	252,507	278,463

Securitized commercial mortgage loans includes the loans pledged to two securitization trusts, which were issued in 1993 and 1997 and have outstanding principal balances of $27.1 million and $143.9 million, respectively, at September 30, 2008.  The decrease in these loans was primarily related to principal payments of $15.2 million, $9.1 million of which were unscheduled, during the nine months ended September 30, 2008 partially offset by $3.1 million of defeased funds held by trustee and $0.3 million of net discount amortization.

Securitized single-family mortgage loans includes loans pledged to one securitization trust, which was issued in 2002 using loans that were principally originated between 1992 and 1997.  The decrease in the securitized single-family mortgage loans was primarily related to principal payments on the loans of $12.9 million, $10.5 million of which were unscheduled, during the nine months ended September 30, 2008.

Investment in Joint Venture

Investment in joint venture declined during the nine months ended September 30, 2008 as a result of our interest in the net loss of the joint venture of $9.8 million and other comprehensive loss of the joint venture of $6.6 million.  For discussion of the net loss of the joint venture see discussion under “Results of Operations.”  Other comprehensive loss of $6.6 million relates primarily to an increase in the unrealized losses on a subordinate commercial mortgage backed security (“CMBS”) owned by the joint venture accounted for under EITF 99-20.  The unrealized loss on this investment primarily related to widening credit spreads during 2008.

At September 30, 2008, the joint venture owns various subordinate interests in subordinate CMBS issued by two securitization trusts created in 1997 and 1998.  The carrying value of these securities at September 30, 2008 was $10.1 million and $2.7 million respectively, relative to their principal balances of $149.6 million and $216.9 million.  The joint venture also had cash and cash equivalents of $7.6 million at September 30, 2008.

Other Investments

Our other investments are comprised of other securities, which are classified as available-for-sale and carried at fair value, and other loans and investments, which are stated at amortized cost, as follows:

(amounts in thousands)	September 30, 2008	December 31, 2007
Other securities, at fair value:
Non-Agency RMBS	$6,822	$7,726
Corporate debt securities	–	4,348
Equity securities of publicly traded companies	7,407	9,701
	14,229	21,775
Other loans and investments, at amortized cost	3,111	6,774
	$17,340	$28,549

Non-Agency RMBS is primarily comprised of investment grade RMBS issued by a subsidiary of the Company in 1994.  The decline of $0.9 million to $6.8 million at September 30, 2008 was primarily related to the principal payments received on these securities during the nine months ended September 30, 2008.

Equity securities decreased approximately $2.3 million to $7.4 million and include preferred stock and common stock of publicly-traded mortgage REITs.  We purchased approximately $10.0 million of equity securities in 2008 and sold approximately $10.0 million of equity securities on which we recognized a net gain of $2.7 million.

During the nine months ended September 30, 2008, we also sold a convertible corporate debt security, which had a $5.0 million par value and comprised the entire balance of corporate debt securities, at a loss of $0.2 million.

Other loans and investments declined approximately $3.7 million to $3.1 million during the nine months ended September 30, 2008.  The balance at September 30, 2008 is comprised primarily of $2.7 million of seasoned residential and commercial mortgage loans and $0.4 million related to our remaining investment in delinquent property tax receivables.  The decline is primarily related to the sale of the majority of our tax lien receivables for $1.6 million during the first quarter of 2008, the collection of a $1.4 million note receivable that was outstanding at December 31, 2007, and the collection of approximately $0.4 million of principal on the mortgage loans.

Securitization Financing

Securitization financing consists of fixed and variable rate bonds as set forth in the table below.  The table includes the unpaid principal balance of the bonds outstanding, accrued interest, discounts, premiums and deferred costs at September 30, 2008.

(amounts in thousands)	September 30, 2008	December 31, 2007
Securitization financing:
Fixed, secured by commercial mortgage loans	$156,443	$170,623
Variable, secured by single-family mortgage loans	28,741	33,762
	$185,184	$204,385

The fixed rate bonds finance our securitized commercial mortgage loans, which are also fixed rate.  The $14.2 million decrease is primarily related to principal payments on the bonds during the nine months ended September 30, 2008 of $12.1 million.  There was also a net decrease in the unamortized bond premiums and deferred costs associated with these bonds of $1.9 million, of which $0.7 million was related to net amortization and $1.2 million was related to the redemption of one of the bonds, which is discussed in more detail below.

The bonds issued by one of the securitization trusts, which had a balance of $22.3 million at September 30, 2008,  consisted of three separate classes of bonds and were callable by us, at our option, beginning June 15, 2008.  We called only one of the bonds in June 2008, which on the date of call had an outstanding balance of $0.1 million and an unamortized premium of $1.2 million that was recognized as other income when the bond was called.  The remaining bond classes issued by this securitization trust remain redeemable at our option.

Our single-family securitized mortgage loans are financed by variable rate securitization financing bonds.  The $5.0 million decline in the balance during the nine months ended September 30, 2008 to $28.7 million is primarily related to principal payments on the bonds of $5.1 million, which was partially offset by $0.1 million of bond discount amortization.  We redeemed all of the bonds issued by this securitization trust in 2005, financed the redemption with repurchase agreements and our own capital, and held the bonds for potential reissue.  We still hold a senior bond issued by this trust, which had a par value of $36.6 million at September 30, 2008.  As the securitization trust which issued this bond is consolidated in our financial statements, this bond is eliminated in our consolidated financial statements.

Repurchase Agreements

Repurchase agreements increased to $265.8 million at September 30, 2008 from $4.6 million at December 31, 2007.  The increase is primarily related to our use of repurchase agreements to finance our acquisition of Agency RMBS.

Obligation under Payment Agreement

On January 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure financial instruments at fair value.  The effect of the adoption of SFAS 159 was to decrease beginning accumulated deficit by $1.3 million.  During the nine months ended September 30, 2008, we recorded additional adjustments of a net $5.4 million, which are included in our results of operations as “Fair value adjustments, net” in the condensed consolidated statements of operations reflecting the change in fair value of the obligation to the joint venture under payment agreement during the period.

Shareholders’ Equity

Shareholders’ equity decreased $2.3 million to $139.6 million at September 30, 2008.  The decrease was primarily related to a decline in accumulated other comprehensive income of $7.1 million and common and preferred stock dividends of $8.8 million.  These decreases were partially offset by our net income of $12.7 million during the nine months ended September 30, 2008 and the cumulative effect of the adoption of SFAS 159 of $0.9 million.

Supplemental Discussion of Investments

The use of financing in the acquisition of assets in our investment portfolio limits the amount of equity capital invested in a particular asset while enhancing the overall returns on our equity capital invested.  The amount of equity capital invested and the amount of financing for a particular investment are important considerations for us in managing our investment portfolio.  In the table below we have calculated our net invested capital and the estimated fair value of such net invested capital.  For investments carried at fair value in our financial statements, estimated fair value of net invested capital is equal to the basis as presented in the financial statements less the financing amount associated with that investment.  For investments carried on an amortized cost basis, the estimated fair value of net invested capital is based on the present value of the projected cash flow from the investment adjusted for the impact and assumed level of future prepayments and credit losses less the projected principal and interest due on the associated financing.  In general, because of the age of these investments, an active secondary market does not currently exist so management makes assumptions as to market expectations of prepayment speeds, losses and discount rates.  With respect to the joint venture, approximately $3.8 million of the $10.4 million is our proportionate share of the cash held by the joint venture, and approximately $6.4   million is our proportionate share of commercial mortgage backed securities owned by the joint venture.  The estimated fair value for the commercial mortgage backed securities is based the present value of the projected cash flow from the investment adjusted for the impact and assumed level of future prepayments and credit losses less the projected principal and interest due on the associated financing.

We have attempted to calculate fair value of the investments based on what we believe to be reasonable assumptions that would be made by a reasonable buyer.  If we actually were to have attempted to sell these investments at September 30, 2008, there can be no assurance that the amounts set forth in the table below could have been realized.

Estimated Fair Value of Net Investment

	September 30, 2008 (amounts in thousands)
Investment	Investment basis	Financing (1)	Net invested capital	Estimated fair value of net invested capital
Agency RMBS	$300,892	$265,819	$35,073	$35,073

Securitized mortgage loans:
Single-family mortgage loans – 2002 Trust	74,585	28,741	45,844	39,851
Commercial mortgage loans – 1993 Trust	25,578	22,386	3,192	3,523
Commercial mortgage loans – 1997 Trust	152,344	144,136	8,208	–
	252,507	195,263	57,244	43,374

Investment in joint venture	10,448	–	10,448	10,298

Other investments:
Non-agency RMBS	6,792	–	6,792	6,792
Equity securities	7,437	–	7,437	7,437
Other loans and property tax receivables	3,111	–	3,111	2,715
	17,340	–	17,340	16,974

Total	$581,187	$461,082	$120,105	$105,719

(1)	Financing includes securitization financing issued to third parties including our obligation under payment agreement, which at September 30, 2008 had a balance of $10,079.

The following table summarizes the assumptions used in estimating fair value for our net investment in securitized mortgage loans and the cash flow related to those net investments during 2008.

	Fair Value Assumptions
Loan type	Approximate date of loan origination	Weighted-average prepayment speeds(1)	Projected Annual Losses (2)	Weighted-average discount rate(3)	YTD 2008 Cash Flows (4) (amounts in thousands)

Single-family mortgage loans – 2002 Trust	1994	15% CPR	0.2%	20%	$ 6,729

Commercial mortgage loans – 1993 Trust	1993	0% CPR	0.8%	20%	$ 447
Commercial mortgage loans – 1997 Trust	1997	(5)	0.8%	35%	$ –

(1)
Assumed CPR speeds generally are governed by underlying pool characteristics.  Loans currently delinquent in excess of 30 days are assumed to be liquidated in six months at a loss amount that is calculated for each loan based on its specific facts.

(2)	Management’s estimate of losses that would be used by a third party in valuing these or similar assets.
(3)	Represents management’s estimate of the market discount rate that would be used by a third party in valuing these or similar assets.
(4)
Represents total cash flows received on the investment including principal and interest.  Cash flows from the Commercial mortgage loans – 1997 Trust are paid by the Company to the joint venture pursuant to the Obligation Under Payment Agreement (see Note 11 in the consolidated financial statements).

(5)	Although no prepayments are modeled, estimated cash flows assume these loans prepay on the expiration of their lockout period, which is before their scheduled maturity.

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

(amounts in thousands)	September 30, 2008
Investments:
Agency RMBS	$35,072
AAA rated fixed income securities	42,546
AA and A rated fixed income securities	372
Unrated and non-investment grade	10,993
Securitization over-collateralization	20,674
Investment in joint venture	10,448
$120,105

The following table reconciles the above to shareholder’s equity as presented on the Company’s balance sheets:

(amounts in thousands)	Book Value
Total investment assets (per table above)	$120,105
Cash and cash equivalents	16,411
Other assets and liabilities, net	3,118
$139,634

Discussion of Credit Risk

A major risk in our investment portfolio today is credit risk (i.e., the risk that we will not receive all amounts contractually due us on an investment as a result of a default by the borrower and the resulting deficiency in proceeds from the liquidation of the collateral securing the obligation).  In many instances, we retained the “first-loss” credit risk on pools of loans and securities that we securitized.  In addition to the retained interests in certain securitizations, we also have credit risk on approximately $3.2 million of unrated or non-investment grade mortgage securities (referred to below as “subordinate mortgage securities”) and loans.  Our credit exposure, net of loan loss reserves, increased from $24.3 million to $26.4 million as of September 30, 2007 and 2008, respectively, primarily due to amortization of premiums which was partially offset by an increase in the balance of our allowance for loan losses of $0.9 million as a result of deterioration of performance of certain loans in our securitized commercial mortgage loan portfolio.  As a percentage of outstanding loan balance, net credit exposure increased from 7.9% to 11.6% as of September 30, 2007 and 2008, respectively.

We monitor and evaluate our exposure to credit losses and have established reserves based on anticipated losses, general economic conditions and trends in the investment portfolio.  Delinquent securitized mortgage loans as a percentage of all securitized mortgage loans increased to 2.9% at September 30, 2008 from 2.7% at December 31, 2007.  At September 30, 2008, management believes the level of credit reserves is appropriate for currently existing losses.

Loans secured by low-income multifamily housing tax credit (“LIHTC”) properties account for 87% of our securitized commercial loan portfolio.  LIHTC properties are properties eligible for tax credits under Section 42 of the Internal Revenue Code (the “Code”).  Section 42 of the Code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low income families for as much as 90% of the eligible cost basis of the property.  Failure to comply with certain income and rental restrictions required by Section 42 or, more importantly, a default on a loan financing a Section 42 property during the Section 42 prescribed tax compliance period (generally 15 years from the date the property is placed in service) can result in the recapture of previously used tax credits.  The potential cost of tax credit recapture provides an incentive to the property owner to support the property during the compliance period.  The following table shows the weighted average remaining compliance period of our portfolio of LIHTC commercial loans at September 30, 2008 as a percent of the total LIHTC commercial loan portfolio.

Months remaining to end of compliance period	As a Percent of Unpaid Principal Balance
Compliance period already exceeded	26.1%
Zero through twelve months remaining	14.2
Thirteen through thirty six months remaining	56.7
Thirty seven through sixty months remaining	3.0
100.0%

There was one delinquent commercial mortgage loan with an unpaid principal balance of $1.8 million at September 30, 2008.  There were no delinquent commercial mortgage loans at December 31, 2007.

Single-family mortgage loan delinquencies decreased by $2.0 million to $5.9 million at September 30, 2008 from $7.9 million at December 31, 2007.  Serious delinquencies, defined as loans that are 60 days or more delinquent, decreased from $2.9 million to $2.7 million for the same period.  Our single-family loan portfolio, which had an aggregate unpaid principal balance of $73.2 million at September 30, 2008, was originated primarily between 1992 and 1997 and continues to perform and pay-down as expected and with minimal losses.  Approximately $0.9 million of the single-family mortgage loans, or 1.2% of the loans outstanding, made no payments during the quarter ended September 30, 2008.  Of this amount, approximately $0.3 million are pool insured, and therefore we do not anticipate any credit losses on these loans.  We do not expect to incur significant credit losses on the remaining $0.6 million given the seasoning of the loans.  We incurred less than $0.1 million of losses in each of 2008, 2007 and 2006.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands except per share information)	2008	2007	2008	2007
Interest income	$7,877	$7,473	$21,034	$23,711
Interest expense	5,090	5,016	13,325	15,830
(Provision for) recapture of loan losses	(449)	127	(796)	1,352
Net interest income after provision for loan losses	2,338	2,584	6,913	9,233
Equity in (loss) income of joint venture	(3,462)	576	(5,153)	1,878
Gain on sale of investments, net	331	21	2,381	21
Fair value adjustments, net	1,461	–	5,519	–
Other income (expense)	3,862	305	6,954	(713)
General and administrative expenses	(1,485)	(800)	(3,954)	(3,089)
Net income	3,045	2,686	12,660	7,330

Net income per common share:
Basic	$0.17	$0.14	$0.79	$0.36
Diluted	$0.17	$0.14	$0.77	$0.36

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Interest Income

Interest income includes interest earned on the investment portfolio and also reflects the amortization of any related discounts, premiums and deferred costs.  The following table presents the significant components of our interest income.

	Three Months Ended September 30,
(amounts in thousands)	2008	2007
Interest income - Investments:
Agency RMBS	$2,408	$22
Securitized mortgage loans	5,037	6,445
Other investments	274	369
	7,719	6,836
Interest income – Cash and cash equivalents	158	637
	$7,877	$7,473

The change in interest income on securitized mortgage loans and Agency RMBS is examined in the discussion and tables that follow.

Interest Income – Agency RMBS

Interest income on Agency RMBS increased $2.4 million to $2.4 million for the three months ended September 30, 2008 from less than $0.1 million for the same period in 2007.  The increase is related to the net purchase of approximately $314.1 million of Agency RMBS during the nine months ended September 30, 2008, which increased the average balance of Agency RMBS investments from $0.9 million for the third quarter of 2007 to $213.6 million for the same period in 2008.  The average balance increased less than the gross purchases during 2008, because the Agency RMBS purchases occurred throughout 2008.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on securitized mortgage loans.

	Three Months Ended September 30,
	2008			2007
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Securitized mortgage loans:
Commercial	$3,767	$77	$3,844	$4,405	$82	$4,487
Single-family	1,261	(68)	1,193	1,892	66	1,958
	$5,028	$9	$5,037	$6,297	$148	$6,445

The majority of the decrease of $0.6 million in interest income on securitized commercial mortgage loans is related to the lower average balance of the commercial mortgage loans outstanding in the third quarter of 2008, which decreased approximately $30.5 million (14%) compared to the balance for the same period in 2007.  The decrease in the average balance between the periods is primarily related to payments on the commercial mortgage loans of $27.0 million, which includes both scheduled and unscheduled payments, during the period from October 1, 2007 to September 30, 2008.

Interest income on securitized single-family mortgage loans declined $0.8 million to $1.2 million for the three months ended September 30, 2008.  The decline in interest income on single-family mortgage loans was related to the decrease in the average balance of the loans outstanding from the third quarter of 2007, which declined approximately $20.2 million, or approximately 21%, to $76.5 million for the third quarter of 2008.  Approximately $14.9 million of unscheduled payments were received on our single-family mortgage loans since September 30, 2007, constituting about 15% of outstanding unpaid principal balance at that time.  Interest income on single-family mortgage loans also declined as a result of an approximately 18% decrease in the average yield on our single-family mortgage loan portfolio to 6.2% for the quarter ended September 30, 2008.  Approximately 87% of our single-family mortgage loans  were variable rate at September 30, 2008.

Interest Income – Cash and Cash Equivalents

Interest income on cash and cash equivalents decreased to $0.2 million for the three months ended September 30, 2008 from $0.6 million for the same period in 2007.  This decrease is primarily the result of a decrease in short-term interest rates and a $12.6 million decrease in the average balance of cash and cash equivalents for the third quarter of 2008 compared to the same period of 2007.  The yield on cash decreased from 4.9% for the three months ended September 30, 2007 to 1.6% for the same period in 2008.

Interest Expense

The following table presents the significant components of interest expense.

	Three Months Ended September 30,
(amounts in thousands)	2008	2007
Interest expense:
Securitization financing	$3,276	$3,685
Repurchase agreements	1,417	937
Obligation under payment agreement	402	386
Other	(5)	8
	$5,090	$5,016

Interest Expense – Securitization Financing

The following table summarizes the detail of the interest expense recorded on securitization financing bonds.

	Three Months Ended September 30,
	2008			2007
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Securitization financing:
Commercial	$3,131	$(156)	$2,975	$3,853	$(254)	$3,599
Single-family	219	13	232	–	–	–
Other bond related costs	69	–	69	86	–	86
	$3,419	$(143)	$3,276	$3,939	$(254)	$3,685

Interest expense on commercial securitization financing decreased from $3.9 million for 2007 to $3.1 million for 2008.  The majority of this $0.8 million decrease is related to the $33.7 million (18%) decrease in the weighted average balance of securitization financing, from $189.8 million in 2007 to $156.2 million in 2008 related to the prepayments on the mortgage loans collateralizing these bonds.

The interest expense on single-family securitization financing is related to a securitization bond that we redeemed in 2005 and reissued in the fourth quarter of 2007.  The net amortization of other bond related costs is attributable mainly to the $0.8 million discount at which the bond was reissued.

Interest Expense – Repurchase Agreements

The increase in interest expense related to repurchase agreements is due primarily to a $139.0 million increase in the average balance of repurchase agreements during the quarter ended September 30, 2008 to $205.5 million compared to the same period in 2007.  The increase in the balance of repurchase agreements was related to our purchase of additional Agency RMBS, which we financed with repurchase agreements.  The increase in expense related to the increase in the average balance was partially offset by a decrease in the yield on the repurchase agreements from 5.59% to 2.74% for the three month periods ended September 30, 2007 and 2008, respectively.

(Provision for) Recapture of Provision for Loan Losses

During the three months ended September 30, 2008, we added approximately $0.4 million of reserves for estimated losses on our securitized mortgage loan portfolio.  The majority of this amount was provided for estimated losses on our commercial mortgage loans, which currently includes a $1.8 million loan which became delinquent during the quarter compared to no delinquencies in 2007.

Equity in (Loss) Income of Joint Venture

Our interest in the operations of the joint venture, in which we hold a 49.875% interest, decreased from income of $0.6 million to a loss of $3.5 million for the three months ended September 30, 2007 and 2008, respectively.  The joint venture had interest income of approximately $0.9 million for the three months ended September 30, 2008.  The joint venture’s results for the 2008 quarter were reduced by an other-than-temporary impairment charge of $6.1 million it recognized on its interests in a CMBS and a $1.6 million decrease in the estimated fair value of certain interests in CMBS, for which it elected the fair value option under SFAS 159.  Our proportionate share of these items was $3.5 million.

Fair Value Adjustments, Net

The $1.5 million fair value adjustment is primarily related to a decline in the fair value of our obligation under a payment agreement, with respect to which we adopted SFAS 159 on January 1, 2008, as described above.  The decline in fair value of the obligation resulted from an increase in the rate used to discount estimated future cash flows as spreads to interest rate indices have widened during the period.

Other Income (Expense)

Other income for the three months ended September 30, 2008 is primarily related to a $3.4 million benefit we recognized during the quarter related to our release from an obligation to fund certain mortgage servicing payments.  The obligation was related to payments we had been required to make to a former affiliate that was the servicer of manufactured housing loans that were originated by one of our subsidiaries in 1998 and 1999.  The servicer resigned effective July 1, 2008, which resulted in our release from the obligation to make further payments.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.7 million to $1.5 million for the three months ended September 30, 2008 from $0.8 million for the same period in 2007.  The increase is primarily related to the additional expenses associated with having hired two additional employees, including the chief executive officer, which amounted to $0.3 million, as well as an increase in certain non-recurring consulting expenses and other expenses associated with expanding our investment platform, which amounted to $ 0.4 million.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Interest Income

The following table presents the significant components of our interest income.

	Nine Months Ended September 30,
(amounts in thousands)	2008	2007
Interest income - Investments:
Agency RMBS	$3,262	$85
Securitized mortgage loans	16,020	20,318
Other investments	1,093	1,145
	20,375	21,548
Interest income – Cash and cash equivalents	659	2,163
	$21,034	$23,711

The change in interest income on securitized mortgage loans and Agency RMBS is examined in the discussion and tables that follow.

Interest Income – Agency RMBS

Interest income on Agency RMBS increased to $3.2 million for the nine months ended September 30, 2008 from $0.1 million for the same period in 2007.  The increase is related to the net purchase of approximately $314.1 million of Agency RMBS during the nine months ended September 30, 2008, which increased the average balance from $1.2 million for the nine-month period ended September 30, 2007 to $98.7 million for the same period in 2008.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on securitized mortgage loans.

	Nine Months Ended September 30,
	2008			2007
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Securitized mortgage loans:
Commercial	$11,628	$295	$11,923	$14,004	$356	$14,360
Single-family	4,318	(221)	4,097	6,115	(157)	5,958
	$15,946	$74	$16,020	$20,119	$199	$20,318

The majority of the decrease of $2.4 million in interest income on securitized commercial mortgage loans is primarily related to the decline in the average balance of the commercial mortgage loans outstanding during the first nine months of 2008, which decreased approximately $35.1 million (16%) from the balance for the same period in 2007.

Interest income on securitized single-family mortgage loans declined $1.8 million to $4.3 million for the nine months ended September 30, 2008.  The decline in interest income on single-family mortgage loans was primarily related to the decrease in the average balance of the loans outstanding, which declined approximately $23.4 million, or approximately 22%, to $81.0 million for the nine months ended September 30, 2008 compared to the same period in 2007.  Interest income on our single-family mortgage loans also declined as a result of a decrease in the average yield on our single-family mortgage loan portfolio, which declined from 7.5% to 6.7% for the nine-month periods ended September 30, 2007 and 2008, respectively.  Approximately 87% of our single-family mortgage loans were variable rate at September 30, 2008.

Interest Income – Cash and Cash Equivalents

Interest income on cash and cash equivalents decreased $1.5 million to $0.7 million for the nine months ended September 30, 2008 from $2.2 million for the same period in 2007.  This decrease is primarily the result of a $16.3 million decrease in the average balance of cash and cash equivalents for the nine months ended September 30, 2008 compared to the same period of 2007 and a decrease in the average rates available on cash and cash equivalents during the nine months ended September 30, 2008 compared to the same period in 2007.  Yield on cash and cash equivalents also decreased from 5.1% for the nine months ended September 30, 2007 to 2.2% for the same period in 2008.

Interest Expense

The following table presents the significant components of interest expense.

	Nine Months Ended September 30,
(amounts in thousands)	2008	2007
Interest expense:
Securitization financing	$10,212	$11,317
Repurchase agreements	1,897	3,357
Obligation under payment agreement	1,207	1,139
Other	9	17
	$13,325	$15,830

Interest Expense – Securitization Financing

The following table summarizes the detail of the interest expense recorded on securitization financing bonds.

	Nine Months Ended September 30,
	2008			2007
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Securitization financing:
Commercial	$9,873	$(830)	$9,043	$12,282	$(1,360)	$10,922
Single-family	795	116	911	–	–	–
Other bond related costs	258	–	258	395	–	395
	$10,926	$(714)	$10,212	$12,677	$(1,360)	$11,317

Interest expense on commercial securitization financing decreased from $12.3 million for the nine months ended September 30, 2007 to $9.9 million for the same period in 2008.  The majority of this $2.4 million decrease is related to the $37.5 million (19%) decrease in the weighted average balance of securitization financing, from $200.2 million for the nine-month period ended September 30, 2007 to $162.7 million for the same period in 2008.

The interest expense on single-family securitization financing is related to a securitization bond that we redeemed in 2005 and reissued in the fourth quarter of 2007.  The net amortization of $0.1 million during the nine months ended September 30, 2008 is attributable mainly to the $0.8 million discount at which the bond was reissued.

Interest Expense – Repurchase Agreements

The decline in interest expense related to repurchase agreements from $3.4 million for the nine-month period ended September 30, 2007 to $1.9 million for the same period in 2008 is due primarily to a reduction in the average yield on repurchase agreements from 5.5% for the nine months ended September 30, 2007 to 2.8% for the same period in 2008.  The decline related to the decrease in the yield was partially offset by an increase in expense related to a $10.7 million increase in the average balance of repurchase agreements during the nine months ended September 30, 2008 to $91.9 million compared to $81.2 million for the same period in 2007.

 Gain on Sale of Investments, Net

The $2.4 million gain on sale of investments for the nine months ended September 30, 2008 is primarily related to the $2.7 million net gain recognized on the sale of approximately $10.0 million of equity securities during the period.  That gain was partially offset by a $0.2 million loss on the sale of a senior convertible debt security with a par value of $5.0 million.

(Provision for) Recapture of Provision for Loan Losses

During the nine months ended September 30, 2008, we added approximately $0.8 million of reserves for estimated losses on our securitized mortgage loan portfolio.  The majority of this amount was provided for estimated losses on our commercial mortgage loans, with less than $0.1 million provided for estimated losses on our portfolio of single–family mortgage loans.

Equity in (Loss) Income of Joint Venture

Our interest in the operations of the joint venture, in which we hold a 49.875% interest, decreased from income of $1.9 million to a loss of $5.2 million for the nine months ended September 30, 2007 and 2008, respectively.  The joint venture had interest income of approximately $3.4 million for the nine months ended September 30, 2008.  The joint venture’s results for the nine months ended September 30, 2008 were reduced by an other-than-temporary impairment charge of $7.3 million it recognized on its interests in a subordinate CMBS and a $5.8 million decrease in the estimated fair value of certain interests in subordinate CMBS, for which it elected the fair value option under SFAS 159.  Our proportionate share of the joint venture’s activities for the period was a $4.9 million loss.

Fair Value Adjustments, Net

The $5.5 million fair value adjustment is primarily related to a decline in the fair value of our obligation under a payment agreement, with respect to which we adopted SFAS 159 on January 1, 2008, as described above.  The decline in fair value of the obligation results from lower projected payments resulting from higher discounting as spreads to interest rate indices have widened during the period.

Other Income (Expense)

Other income for the nine months ended September 30, 2008 is due to the recognition of $2.7 million of income related to the redemption of a commercial securitization bond.  Of that amount approximately $1.4 million relates to the unamortized premium on the redeemed bond on the redemption date and $1.3 million relates to the release of a contingency reserve at the time of redemption.  In addition, we recognized a $3.4 million benefit related to our release from an obligation to fund certain mortgage servicing payments.  The obligation was related to payments we had been required to make to a former affiliate that was the servicer of manufactured housing loans that were originated by one of our subsidiaries in 1998 and 1999.  The servicer resigned effective July 1, 2008, which resulted in our release from the obligation to make further payments.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.9 million from $3.1 million to $4.0 million for the nine months ended September 30, 2007 and 2008, respectively.  The increase is primarily related to the hiring of two additional employees, including the chief executive officer, which amounted to $0.6 million, during the period as well as an increase in certain non-recurring consulting expenses and other expenses associated with expanding our investment platform, which amounted to $0.6 million.

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

	Three Months Ended September 30,
	2008		2007
(amounts in thousands, except for percentages)	Average Balance(1)(2)	Effective Rate(3)	Average Balance(1)(2)	Effective Rate(3)
Agency RMBS
Agency RMBS	$213,574	4.45%	$935	9.43%
Repurchase agreements	201,863	(2.75%)	–	–%
Net interest spread		1.70%		9.43%

Securitized Mortgage Loans
Securitized mortgage loans	$257,310	7.81%	$308,045	8.20%
Securitization financing (4)	185,882	(6.94%)	189,816	(7.51%)
Repurchase agreements	3,609	(2.58%)	66,495	(5.59%)
Net interest spread		0.95%		1.19%

Other investments	$9,876	10.85%	$15,107	10.42%

Total
Interest earning assets	$480,760	6.38%	$324,087	8.30%
Interest bearing liabilities	391,354	(4.74%)	256,311	(7.01%)
Net interest spread		1.64%		1.29%

(1)	Average balances exclude unrealized gains and losses on available-for-sale securities.
(2)	Average balances exclude funds held by trustees except defeased funds held by trustees.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

(4)	Effective rates are calculated excluding non-interest related securitization financing expenses.

Three Months Ended September 30, 2008 Compared to September 30, 2007

The overall yield on interest-earning assets, which excludes cash and cash equivalents, decreased to 6.38% for the three months ended September 30, 2008 from 8.30% for the same period in 2007.  The overall cost of financing decreased from 7.01% for the three months ended September 30, 2007 to 4.74% for the same period in 2008.  This resulted in an overall increase in net interest spread of 35 basis points and is discussed below by investment type.

Agency RMBS

The yield on Agency RMBS decreased for the third quarter of 2008 compared to the same period in 2007 primarily as a result of the significant increase in our investment in Hybrid Agency RMBS during 2008, which had a lower average yield than the small amount of fixed rate Agency RMBS we held during 2007.  We used repurchase agreements to finance the acquisition of these Agency RMBS during 2008, which resulted in the increase in the average balance of repurchase agreements.  The increase in the balance of financed Hybrid Agency RMBS resulted in the decline in the net interest spread on Agency RMBS of 773 basis points to 1.70% for the three months ended September 30, 2008.

Securitized Mortgage Loans

The net interest spread for the three months ended September 30, 2008 for securitized mortgage loans was 0.95% versus 1.19% for the same period in 2007.  The yield on securitized mortgage loans decreased from 8.20% for the quarter ended September 30, 2007 to 7.81% for the same period in 2008 as a result of a 137 basis points decrease in the average yield on our securitized single-family mortgage loans to 6.16% for the three months ended September 30, 2008.  The majority of our single-family mortgage loans (87% at September 30, 2008) are variable rate, with indices based principally on LIBOR, and were resetting at lower rates between September 30, 2007 and September 30, 2008.

The cost of securitization financing decreased to 6.94% for the quarter ended September 30, 2008 from 7.51% for the same period in 2007.  This decrease resulted from the reissuance in the second half of 2007 of a LIBOR-based variable rate bond collateralized by single-family mortgage loans and a $30.5 million reduction in the average balance of the higher yielding fixed rate commercial securitization financing, as a result of principal payments between September 30, 2007 and September 30, 2008.

The average rate on our repurchase agreements that finance securitized mortgage loans declined along with LIBOR during the period.  In addition, the average outstanding balance of these repurchase agreements declined significantly.

Other Investments

The yield on other investments increased by 43 basis points to 10.85% for the three months ended September 30, 2008 compared to the same period in 2007.  This increase in yield was primarily due to the purchase of a corporate debt security, which had a higher yield than the average of the other investments, during the third quarter of 2007.

	Nine Months Ended September 30,
	2008		2007
(amounts in thousands, except for percentages)	Average Balance(1) (2)	Effective Rate(3)	Average Balance(1) (2)	Effective Rate(3)

Agency RMBS
Agency RMBS	$98,658	4.39%	$1,174	9.68%
Repurchase agreements	87,613	(2.74%)	–	–%
Net interest spread		1.65%		9.68%

Securitized Mortgage Loans
Securitized mortgage loans	$267,036	7.98%	$325,489	8.28%
Securitization financing (4)	194,144	(6.88%)	200,172	(7.34%)
Repurchase agreements	4,275	(3.15%)	81,235	(5.52%)
Net interest spread		1.18%		1.46%

Other investments	$13,040	11.27%	$15,469	10.01%

Total
Interest earning assets	$378,734	7.16%	$342,132	8.36%
Interest bearing liabilities	286,032	(5.56%)	281,407	(6.82%)
Net interest spread		1.60%		1.54%

(1)	Average balances exclude unrealized gains and losses on available-for-sale securities.
(2)	Average balances exclude funds held by trustees except defeased funds held by trustees.

(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

(4)	Effective rates are calculated excluding non-interest related securitization financing expenses.

Nine Months Ended September 30, 2008 Compared to September 30, 2007

The overall yield on interest-earning assets, which excludes cash and cash equivalents, decreased to 7.16% for the nine months ended September 30, 2008 from 8.36% for the same period in 2007.  The overall cost of financing decreased from 6.82% for the nine months ended September 30, 2007 to 5.56% for the same period in 2008.  This resulted in an overall increase in net interest spread of 6 basis points and is discussed below by investment type.

Agency RMBS

The yield on Agency RMBS decreased for the nine months ended September 30, 2008 compared to the same period in 2007 primarily as a result of a significant increase in our investment in Hybrid Agency RMBS during 2008, which had a lower average yield than the small amount of fixed rate Agency RMBS we held at September 30, 2007.  We used repurchase agreements to finance the acquisition of Agency RMBS during 2008, which resulted in the increase in the average balance of repurchase agreements.  The increase in the balance of financed Hybrid Agency RMBS resulted in the decline in the net interest spread on Agency RMBS of 803 basis points to 1.65% for the nine months ended September 30, 2008.

Securitized Mortgage Loans

The net interest spread for the nine months ended September 30, 2008 for securitized mortgage loans was 1.18% versus 1.46% for the same period in 2007.  The yield on securitized mortgage loans decreased from 8.28% for the nine months ended September 30, 2007 to 7.98% for the corresponding period in 2008 primarily as a result of an 82 basis point decrease in the average yield on our securitized single-family mortgage loans to 6.71% for the nine months ended September 30, 2008.  The majority of our single-family mortgage loans (87% at September 30, 2008) are variable rate and were resetting at lower rates between September 30, 2007 and September 30, 2008.

The cost of securitization financing decreased to 6.88% for the quarter ended September 30, 2008 from 7.34% for the same period in 2007.  This decrease resulted from the reissuance in the second half of 2007 of a LIBOR-based variable rate bond collateralized by single-family mortgage loans and a $37.5 million reduction in the average balance of the higher yielding fixed rate commercial securitization financing, as a result of principal payments during the period between September 30, 2007 and September 30, 2008.

The average rate on our repurchase agreements that finance our securitized mortgage loans declined along with LIBOR during the period.  In addition, the average outstanding balance of these repurchase agreements declined significantly.

Other Investments

The yield on other investments increased 126 basis points to 11.27% for the nine months ended September 30, 2008 compared to the same period in 2007.  This increase in yield was primarily due to the purchase of a corporate debt security, which had a higher yield than the average of other investments, during the third quarter of 2007.

Changes in Net Income Attributable to Rates and Volumes

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (excluding cash and cash equivalents):

	Three Months Ended September 30, 2008 vs. 2007
(amounts in thousands)	Rate	Volume	Total
Agency RMBS	$(17)	$2,403	$2,386
Securitized mortgage loans	(396)	(1,011)	(1,407)
Other investments	37	(132)	(95)

Total interest income	(376)	1,260	884

Securitization financing	(320)	(73)	(393)
Repurchase agreements	240	240	480

Total interest expense	(80)	167	87

Net interest income	$(296)	$1,093	$797

	Nine Months Ended September 30, 2008 vs. 2007
(amounts in thousands)	Rate	Volume	Total
Agency RMBS	$(71)	$3,248	$3,177
Securitized mortgage loans	(766)	(3,528)	(4,294)
Other investments	116	(168)	(52)

Total interest income	(721)	(448)	(1,169)

Securitization financing	(648)	(323)	(971)
Repurchase agreements	(117)	(1,343)	(1,460)

Total interest expense	(765)	(1,666)	(2,431)

Net interest income	$44	$1,218	$1,262

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”) which revised SFAS No. 141, “Business Combinations.”  This pronouncement is effective as of January 1, 2009.  Under SFAS No. 141, organizations utilized the announcement date as the measurement date for the purchase price of the acquired entity.  SFAS 141(R) requires measurement at the date the acquirer obtains control of the acquiree, generally referred to as the acquisition date.  SFAS 141(R) will have a significant impact on the accounting for transaction costs, restructuring costs, as well as the initial recognition of contingent assets and liabilities assumed during a business combination.  Under SFAS 141(R), adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill.  As the provisions of SFAS 141(R) are applied prospectively, the impact cannot be determined until the transactions occur.  We do not believe this pronouncement will have a material effect on our financial statements.

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

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-01 “Clarification of the Scope of the Audit and Accounting Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”) which provides guidance for determining whether an entity is within the scope of the guidance in the AICPA Audit and Accounting Guide for Investment Companies.  On February 6, 2008, the FASB indefinitely deferred the effective date of SOP 07-1.

On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The issuance of FSP 157-3 did not have any impact on the determination of fair value for our financial assets.

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

Repurchase agreement financing is recourse to both us and the assets pledged and requires us to post margin (i.e., collateral deposits in excess of the repurchase agreement financing).  The repurchase agreement counterparty at any time can request that we post additional margin or repay all financing balances.  Repurchase agreement financing is not committed financing, and it generally renews or rolls on a set schedule, typically a period between 30 and 90 days.  The amounts advanced to us by the repurchase agreement counterparty are determined largely based on the fair value of the asset pledged to the counterparty, subject to its willingness to provide financing.

Securitization financing is recourse only to the assets pledged as collateral to support the financing and is not otherwise recourse to us. At September 30, 2008, we had $185.2 million of non-recourse securitization financing outstanding, $156.4 million of which carries a fixed rate of interest.  The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk. Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bonds equals 35% or less of the original principal balance of the bonds.

As previously discussed, since early 2008 we have been investing our capital in Agency RMBS.  The continued investment in Agency RMBS in part depends upon the risk-return opportunity on the investment, including the risk associated with using repurchase agreements to finance a portion of the investment.  During the third quarter of 2008, credit markets became dislocated, and we temporarily slowed purchasing additional Agency RMBS.  Given the extraordinary deterioration in global credit markets, the availability of repurchase agreement financing on an industry-wide basis has declined given the overall balance sheet stress of financial market participants, coupled with the events such as the bankruptcy of Lehman Brothers, the acquisition of Merrill Lynch by Bank of America and the conversion of Goldman Sachs and Morgan Stanley to depository institutions.  The balance of our outstanding repurchase agreements at September 30, 2008 was $265.8 million with five counterparties and had a weighted-average maturity of less than 30 days at September 30, 2008.  Such amount was collateralized by assets with a fair value at September 30, 2008 of $284 million.  In addition, we had cash and unencumbered Agency RMBS of $33.3  million to finance any margin calls made by the counterparties.  In addition, we had highly seasoned non-agency ‘AAA’-rated RMBS of $42.5 million which could be liquidated to fund margin calls or repay repurchase agreement counterparties.  As of October 31, 2008, our weighted-average original term of repurchase agreement financing was 23 days, and our weighted average borrowing rate was 3.3%.  Financial conditions have stabilized somewhat since September 30, 2008, and LIBOR rates have declined improving our overall financing costs.  The availability of financing remains an issue on an industry-wide basis.  We have maintained access to financing during this period and we anticipate extending the maturity dates of our repurchase agreement financing.  However, our ability to extend financing terms is likely to be limited during the fourth quarter of 2008.

On June 15, 2008, the bonds related to one of the commercial securitization trusts became callable, and we called one of the bonds outstanding with a par value of approximately $39,000 when it was called.  We continue to have the right to call the remaining bonds issued by this trust that have a remaining principal balance of $22.8 million at September 30, 2008, but we do not anticipate calling those bonds at this time.

Off-Balance Sheet Arrangements. As of September 30, 2008, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Contractual Obligations.  As of September 30, 2008, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Economic Conditions.  We are affected by general economic conditions.  An increase in the risk of defaults and credit risk resulting from an economic slowdown or recession could result in a decrease in the value of our investments and the over-collateralization associated with our securitization transactions.  While we have not experienced significant losses during the current economic climate, a continuation of the recent turbulence in significant portions of the global financial markets, particularly if it worsens, could impact our performance, both directly by affecting revenues and the value of our assets and liabilities, and indirectly by affecting our counterparties and the economy generally. Dramatic declines in the housing market in the past year have resulted in significant write-downs of asset values by financial institutions in the United States.  Concerns about the stability of the U.S. financial markets generally have reduced the availability of funding to certain financial institutions, leading to a tightening of credit, reduction of business activity, and increased market volatility. It is not clear at this time what impact the Emergency Economic Stabilization Act of 2008 or other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been announced or any additional programs that may be initiated in the future will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to affect the U.S. banking industry and the broader U.S. and global economies, which would have an effect on all financial services companies, including us.

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

Interest Rate Fluctuations.  Our income and cash flow depends on our ability to earn greater interest on our investments than the interest cost to finance these investments.  Interest rates in the markets served by us generally rise or fall with interest rates as a whole.  Approximately $171 million of our investments, including loans and securities currently pledged as securitized mortgage loans and securities, carry a fixed-rate of interest either for the life of the loan or security or for a period of longer than 12 months in the case of an instrument such as an Agency RMBS that has an initial fixed period of interest before its interest rate adjusts.  We currently finance these fixed and variable-rate assets through $156 million of fixed rate securitization financing, $29 million of variable rate securitization financing and $266 million of variable rate repurchase agreements.  For the portion of the fixed rate loans and securities which are financed with variable rate instruments, the net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates.  In addition, certain variable rate instruments may have interest rates which reset on a delayed basis and have periodic interest rate caps whereas the related borrowing has no delayed resets or such interest rate caps.  In a period of rising interest rates, the net interest spread on these investments may decrease.

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

Regulatory Changes.  Our businesses as of September 30, 2008 were not subject to any material federal or state regulation or licensing requirements.  However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect us and the performance of our securitized loan pools or our ability to collect on our delinquent property tax receivables.  We are a REIT and are required to meet certain tests in order to maintain our REIT status.  If we should fail to maintain our REIT status, we would not be able to hold certain investments and would be subject to income taxes.

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

Other.  The following risks, which are discussed in more detail in our Item 1A. Risk Factors disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007 and in subsequent Form 10-Qs, could also affect our results of operations, financial condition and cash flows:

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

•	Competition may prevent us from acquiring new investments at favorable yields, potentially negatively impacting our profitability.

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

We are also subject to prepayment and reinvestment risk.  Premiums paid on our investment securities are amortized against interest income as we receive principal payments (i.e., prepayments and scheduled amortization) on such securities.  Premiums arise when we acquire mortgage-backed securities (“MBS”) at a price in excess of the principal balance of the mortgages securing such MBS (i.e., par value).  Conversely, discounts arise when we acquire MBS at a price below the principal balance of the mortgages securing such MBS.  For financial accounting purposes, interest income is accrued based on the outstanding principal balance of the investment securities and their contractual terms.  In general, purchase premiums on our investment securities, currently comprised primarily of MBS, are amortized against interest income over the lives of the securities using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the yield/interest income earned on such assets.

In general, we believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

We monitor the aggregate cash flow, projected net interest income and estimated market value of our investment portfolio under various interest rate and prepayment assumptions.  While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

We specifically focus on the sensitivity of our investment portfolio cash flow, primarily the cash flow generated from the net interest income of our investment portfolio, and measure such sensitivity to changes in interest rates.  Changes in interest rates are defined as instantaneous, parallel and sustained interest rate movements in 100 basis point increments.  Because cash and cash equivalents are such a large portion of our overall assets, we also calculate the sensitivity of our cash flows including cash and cash equivalents as if they are part of our investment portfolio.  For both analyses, we estimate our net interest income cash flow for the next twenty-four months assuming interest rates over such time period follow the forward LIBOR curve as of September 30, 2008, which is referred to as the Base Case.  Once the Base Case has been estimated, net interest income cash flows are projected for each of the defined interest rate scenarios.  Those scenario results are then compared against the Base Case to determine the estimated change to cash flow.  To the extent we have any cash flow changes from interest rate swaps, caps, floors or any other derivative instrument, they are included in this analysis.

The following table summarizes our net interest income cash flow sensitivity analysis as of September 30, 2008 under the assumptions set forth above. These analyses represent management’s estimate of the percentage change in net interest income cash flow (expressed in dollar terms and as a percentage of the Base Case) for the investment portfolio only and the investment portfolio inclusive of cash and cash equivalents, given a parallel shift in interest rates as discussed above.

As noted above, the Base Case represents the interest rate environment as it existed as of September 30, 2008.  At September 30, 2008, one-month LIBOR was 3.93% and six-month LIBOR was 3.98%.  The interest rate environment at September 30, 2008 reflected elevated short-term LIBOR rates given the conditions that existed in the credit markets at that time.  Modeled LIBOR rates used to determine the Base Case ranged from a low of 3.44% to a high of 4.06% during the modeled period.

The analysis below is heavily dependent upon the assumptions used in the model.  The effect of changes in future interest rates beyond the forward LIBOR curve, the shape of the yield curve or the mix of our assets and liabilities may cause actual results to differ significantly from the modeled results.  In addition, certain investments which we own provide a degree of “optionality.” The most significant option affecting the portfolio is the borrowers’ option to prepay the loans.  The model applies prepayment rate assumptions representing management’s estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio.  The model applies the same prepayment rate assumptions for all five cases indicated below for all investments owned by us except for Agency RMBS.  For Agency RMBS, prepayment rates are adjusted based on modeled and management estimates for each of the rate scenarios set forth below.  The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis.  Furthermore, the projected results assume no additions or subtractions to our portfolio, and no change to our liability structure.  Historically, there have been significant changes in our investment portfolio and the liabilities incurred by us.  As a result of anticipated prepayments on assets in the investment portfolio, there are likely to be such changes in the future.

(amounts in thousands)	Investment Portfolio		Investment Portfolio, including Cash and Cash Equivalents
Basis Point Change in Interest Rates	Cash Flow	Percent	Cash Flow	Percent

+200	$19,213.8	(22.8)%	$20,198.4	(19.9)%
+100	22,420.8	(9.9)%	23,077.2	(8.5)%
Base	24,887.0	–	25,215.2	–
-100	26,186.6	5.2%	26,186.6	3.9%
-200	25,946.0	4.3%	25,946.0	2.9%

Approximately $171 million of our investment portfolio is comprised of loans or securities that have coupon rates that are fixed.  Approximately $365 million of our investment portfolio as of September 30, 2008 was comprised of loans or securities that have coupon rates which adjust over time (subject to certain periodic and lifetime limitations) in conjunction with changes in short-term interest rates.  Approximately 12% and 82% of the adjustable-rate loans underlying our securitized finance receivables are indexed to and reset based upon the level of six-month LIBOR and one-year LIBOR, respectively.

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

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in internal controls.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in our internal controls during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

As discussed in Note 13 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements and our Annual Report on Form 10-K for the year ended December 31, 2007, we and certain of our subsidiaries are defendants in litigation. The following discussion is the current status of the litigation.

One of Dynex Capital, Inc.’s subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit (“Pentlong”) filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court of Common Pleas").  Between 1995 and 1997, GLS purchased delinquent county property tax receivables for properties located in Allegheny County.  Plaintiffs allege that GLS did not enjoy the same rights as its assignor, Allegheny County, to recover from delinquent taxpayers certain attorney fees, costs and expenses and interest in the collection of the tax receivables.  Class action status has been certified in this matter, but a motion to reconsider is pending.  This Pentlong litigation has been stayed pending the outcome of similar litigation before the Pennsylvania Supreme Court in which GLS is not a defendant.  In that case, styled Konidaris v. Portnoff Law Offices, plaintiff Konidaris disputed the application of curative legislation enacted in 2003 but retroactive to 1996 which specifically set forth the right to collect reasonable attorney fees, costs, and interest which were properly taxable as part of the tax debt owed.  In September 2008, the Pennsylvania Supreme Court issued an opinion in favor of the defendants in the Konidaris matter, which we believe will favorably impact the Pentlong litigation by substantially reducing Pentlong Plaintiffs’ universe of actionable claims of illegal actions by GLS in connection with the collection of the tax receivables.  No timetable has been set by the Court of Common Pleas for the recommencement of the litigation.  Pentlong Plaintiffs have not enumerated their damages in this matter, and we believe that the ultimate outcome of this litigation will not have a material impact on our financial condition, but may have a material impact on our reported results for the particular period presented.

Dynex Capital, Inc. and Dynex Commercial, Inc. (“DCI”), a former affiliate of Dynex Capital, Inc. and now known as DCI Commercial, Inc., are appellees (or respondents) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al. as previously discussed in our prior filings.  There has been no material change in this litigation since the our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed on August 11, 2008.

As discussed in prior filings, Dynex Capital, Inc. and MERIT Securities Corporation, a subsidiary, were defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund (“Teamsters”).  The complaint was filed on February 7, 2005, and purported to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds, which are collateralized by manufactured housing loans.  After a series of rulings by the District Court and an appeal by us and MERIT, on February 22, 2008 the United States Court of Appeals for the Second Circuit dismissed the litigation against us and MERIT but with leave for Teamsters to amend and replead.  Teamsters filed an amended complaint on August 6, 2008 with the District Court which essentially restated the same allegations as the original complaint and added our former president and our current Chief Operating Officer as defendants.  We are currently evaluating the amended complaint and intend to vigorously defend ourselves in this matter.  Although no assurance can be given with respect to the ultimate outcome of this matter, we believe the resolution of this matter will not have a material effect on our consolidated balance sheet but could materially affect our consolidated results of operations in a given year or period.

Item 1A.                      Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, as updated by the risk factors disclosed in "Item 1A - Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.  The materialization of any risks and uncertainties identified in our Forward Looking Statements contained herein together with those previously disclosed in the Form 10-K and Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in this Quarterly Report on Form 10-Q.

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

DYNEX CAPITAL, INC.

Date: November 10, 2008	/s/ Thomas B. Akin
Thomas B. Akin
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2008	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)