Form 10-K
DYNEX CAPITAL INC
filed 2009-03-16
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-9819

DYNEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Virginia	52-1549373
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4991 Lake Brook Drive, Suite 100, Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

(804) 217-5800 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
Series D 9.50% Cumulative Convertible Preferred Stock, $.01 par value	New York Stock Exchange

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
Yes           ☑           No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes           ☐           No           ☑

As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $86,604,355 based on the closing sales price on the New York Stock Exchange of $8.80.

Common stock outstanding as of February 28, 2009 was 12,169,762 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2009 annual meeting of shareholders, expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2008, are incorporated by reference into Part III.

DYNEX CAPITAL, INC.
2008 FORM 10-K ANNUAL REPORT

i

CAUTIONARY STATEMENT – This annual report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended.   We caution that any such forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in such forward-looking statements.  Some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements are set forth in this annual report on Form 10-K for the year ended December 31, 2008.  See Item 1A, “Risk Factors” and “Forward-Looking Statements” set forth in Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations” of this annual report on Form 10-K.

In this annual report on Form 10-K, we refer to Dynex Capital, Inc. and its subsidiaries as “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise.  The following defines certain of the commonly used terms in this annual report on Form 10-K:  MBS refers to residential mortgage-backed securities; CMBS refers to commercial mortgage-backed securities; Agency MBS refers to our MBS that are issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae; Hybrid ARMs refers to ARMs that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refers to adjustable-rate mortgage loans which typically have interest rates that adjust annually to an increment over a specified interest rate index, which includes Hybrid ARMs; and ARM-MBS refers to MBS that are secured by ARMs. Hybrid ARMs are identified by their initial fixed-rate and adjustable-rate periods. The date that a Hybrid ARM shifts from a fixed-rate payment schedule to an adjustable-rate payment schedule is known as the reset date.

PART I

ITEM 1.	BUSINESS

Our Business

We are a specialty finance company organized as a real estate investment trust, or REIT, which invests in mortgage loans and securities on a leveraged basis.  We were incorporated in Virginia on December 18, 1987 and commenced operations in February 1988.  We invest in residential mortgage-backed securities, or MBS, issued or guaranteed by a federally chartered corporation, such as Federal National Mortgage Corporation, or Fannie Mae, or Federal Home Loan Mortgage Corporation, or Freddie Mac, or an agency of the U.S. government, such as Government National Mortgage Association, or Ginnie Mae.  MBS issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae are commonly referred to as “Agency MBS”.  We initiated our Agency MBS strategy during the first quarter of 2008.

We are also invested in securitized residential and commercial mortgage loans, non-agency mortgage-backed securities, or non-Agency MBS, and, through a joint venture, commercial mortgage-backed securities (“CMBS”).  Substantially all of these loans and securities, including those owned by the joint venture, consist of, or are secured by, first lien mortgages which were originated by us from 1992 to 1998.  We are no longer originating loans.

We have generally financed our investments through a combination of repurchase agreements, securitization financing, and equity capital.  We employ leverage in order to increase the overall yield on our invested capital.  Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments.  We may occasionally sell investments prior to their maturity.

As a REIT, we are required to distribute to shareholders as dividends at least 90% of our taxable income, which is our income as calculated for tax, after consideration of any tax net operating loss, or NOL, carryforwards.  We had an NOL carryforward of approximately $150 million at December 31, 2007.  We have not completed our tax return for the year ended December 31, 2008, but we do not believe there will be a material change in the balance of our NOL.  These NOLs were principally generated during 1999 and 2000 and do not begin to meaningfully expire until 2019.  Provided that we do not experience an ownership shift as defined under Section 382 of the Internal Revenue Code, or Code, we may utilize the NOLs to offset portions of our distribution requirements for our REIT taxable income with certain limitations.  If we do incur an ownership shift under Section 382 of the Code then the use of the NOLs to offset REIT distribution requirements may be limited.  We also have a taxable REIT subsidiary which has an NOL carryforward of approximately $4 million at December 31, 2008.  For further discussion, see “Federal Income Tax Considerations.”

Investment Strategy

With respect to our investment in Agency MBS, we invest in Hybrid Agency ARMs and Agency ARMs (both defined below) and, to a lesser extent, fixed-rate Agency MBS.  At December 31, 2008, we had approximately $218.1 million in Hybrid Agency ARMs and approximately $93.4 million in Agency ARMs.  Our Agency MBS portfolio collateralized approximately $274.2 million in repurchase agreement borrowings as of December 31, 2008 used to finance their purchase as discussed further below.

Hybrid ARMs are MBS securities collateralized by hybrid adjustable mortgage loans, which have a fixed rate of interest for a specified period (typically three to ten years) and which then adjust their interest rate at least annually to an increment over a specified interest rate index.  Hybrid Agency ARMs are Hybrid ARMs that are issued or guaranteed by a federally chartered corporation or an agency of the U.S. government.  Agency ARMs are MBS securities collateralized by adjustable rate mortgage loans which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index.  Agency ARMs may be collateralized by Hybrid Agency ARMs that are past their fixed rate periods.

Interest paid on Agency MBS is based on the interest paid by the underlying mortgage loans.  Interest rates on the adjustable rate loans collateralizing the Hybrid Agency ARMs or Agency ARMs are based on specific index rates, such as the one-year constant maturity treasury, or CMT rate, the London Interbank Offered Rate, or LIBOR, the Federal Reserve U.S. 12-month cumulative average one-year CMT, or MTA, or the 11th District Cost of Funds Index, or COFI.  These loans will typically have interim and lifetime caps on interest rate adjustments, or interest rate caps, limiting the amount that the rates on these loans may reset in any given period.

We also have investments in securitized commercial mortgage and single-family residential loans previously originated by us from 1992 to 1998.  At December 31, 2008, we had $172.0 million in securitized commercial mortgage loans and $71.9 million in securitized single-family mortgage loans.  These mortgage loans represent first lien interests in commercial and single-family properties, are highly seasoned, and are pledged as collateral to support securitization financing.  The commercial mortgage loans carried an average fixed rate of 8.3% at December 31, 2008.  The single-family mortgage loans are predominantly variable rate based primarily on a spread to six month LIBOR.  At December 31, 2008, the weighted average coupon on the single-family mortgage loans was 6.85%.  As discussed below, we have the option to redeem the associated securitization financing under certain conditions and we have exercised this right in the past when economically beneficial to us.  As of December 31, 2008, approximately $18.3 million in securitization financing was redeemable by us.

We also have other investments in non-Agency MBS, equity securities, and an investment in a joint-venture which owns CMBS which were issued by us in 1997 and 1998.  The total of these investments was $15.5 million at December 31, 2008.  The joint venture owns the right to redeem at par in whole or in part $193.7 million in commercial mortgage backed securities issued in 1998 beginning in February 2009.  Approximately $124.3 million of these securities were rated ‘AAA’ by at least one of the nationally recognized ratings agency as of December 31, 2008.  The current economic and market conditions make it unfeasible to redeem these bonds, and any future decision on whether to redeem these bonds will be based on the economic and market conditions at that time.  The termination date for our investment in the joint venture is April 15, 2009, unless otherwise extended by the parties.  We are currently working with our joint venture partner to determine what actions to take with regard to the joint venture.  If the joint venture is terminated, we may purchase certain assets from the joint venture in connection with its termination.

Our new investment activity for 2008 was principally in Agency MBS.  We expect to continue to invest in Agency MBS for the foreseeable future.  We may also invest in non-Agency MBS or CMBS depending on the nature and risks of the investment, its expected return and future economic and market conditions.  Where economically beneficial to us, we may also invest additional capital in our securitized mortgage loan pools by redeeming the associated securitization financing in whole or in part.

Financing Strategy

Agency MBS

We generally finance our acquisition of Agency MBS by borrowing against a substantial portion of the market value of these assets utilizing repurchase agreements.  Repurchase agreements are financings under which we pledge our Agency MBS as collateral to secure loans made by repurchase agreement counterparties (i.e., lenders).  The amount borrowed under a repurchase agreement is limited to a specified percentage of the estimated market value of the pledged collateral generally between 90% and 95%.  The difference between the market value of the pledged collateral and the amount of the repurchase agreement is referred to as our margin, and which is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by us to repay the borrowing.  Under our repurchase agreements, a lender may require that we pledge additional assets, by initiating a margin call, if the fair value of our existing pledged collateral declines below a required margin amount during the term of the borrowing.  The required margin amount varies depending on the specific terms of a particular repurchase agreement.  Our pledged collateral fluctuates in value primarily due to principal payments and changes in market interest rates, prevailing market yields, actual or anticipated prepayment speeds and other market conditions.  Lenders may also initiate margin calls during periods of market stress.  If we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell the collateral pledged.  We generally expect to maintain an effective debt to equity capital ratio of between five and nine times our equity capital invested in Agency MBS, although the ratio may vary from time to time depending upon market conditions and other factors.

Repurchase agreement borrowings generally will have a term of between one and three months and carry a rate of interest based on a spread to an index, such as LIBOR.  Repurchase agreement financing is provided principally by major financial institutions and major broker-dealers.  A significant source of liquidity for the repurchase agreement market is money market funds which provide collateral based lending to the financial institutions and broker-dealer community which in turn is provided to the repurchase agreement market.  In order to reduce our exposure to counterparty-related risk, we generally seek to diversify our exposure by entering into repurchase agreements with multiple lenders.  At December 31, 2008, we had a maximum net exposure (the difference between the amount loaned to us, including interest payable, and the value of the securities pledged by us as collateral, including accrued interest receivable on such securities) to any single repurchase agreement lender of $5.5 million.

Interest rates on Agency MBS assets will not reset as frequently as the interest rates on repurchase agreement borrowings.  As a result, we are exposed to reductions in our net interest income earned during a period of rising rates.  In an effort to protect our net interest income during a period of rising interest rates, we would attempt to extend the interest rate reset dates on our repurchase agreement borrowings.  In addition, in a period of rising rates we may experience a decline in the carrying value of our Agency MBS, which would impact our shareholders’ equity and common book value per share.  In an effort to protect our book value per common share as well as our net interest income during a period of rising rates, we may utilize derivative financial instruments such as interest rate swap agreements.  An interest rate swap agreement would allow us to fix the borrowing cost on a portion of our repurchase agreement financing for a specified period of time.  We currently have no interest rate swaps outstanding.

We may also use interest rate cap agreements.  An interest rate cap agreement is a contract whereby we, as the purchaser, pay a fee in exchange for the right to receive payments equal to the principal (i.e., notional amount) times the difference between a specified interest rate and a future interest rate during a defined “active” period of time.  Interest rate cap agreements should mitigate declines in our net interest income in a rapidly rising interest rate environment.

In the future, we may use other sources of funding in addition to repurchase agreements to finance our Agency MBS portfolio, including but not limited to, other types of collateralized borrowings, loan agreements, lines of credit, commercial paper or the issuance of equity or debt securities.

Securitized Mortgage Loans

We have financed our securitized mortgage loans with securitization financing issued by us to third parties.  Securitization financing is collateralized by pools of the mortgage loans, and principal and interest payments received on the loans is used to make principal and interest payments on the securitization financing.  Securitization financing is non-recourse to us and is paid only by amounts received on the loans.  As of December 31, 2008, approximately $150 million of securitization financing carried a fixed-rate of interest and approximately $28 million carried a variable-rate of interest which resets monthly based on a spread to LIBOR.  Generally we will have the right to redeem the financing at its current outstanding balance after a certain date or once the financing reaches a certain percentage of its original issued balance.  At December 31, 2008, we had the right to redeem $18.3 million in securitization financing bonds collateralized by commercial mortgage loans.  The current weighted average interest rate on this financing is 6.76%, and payment for the most senior class, which had a principal balance of $17.3 million at December 31, 2008, is guaranteed by Fannie Mae for which we pay an annual fee of 0.32%.  We may use repurchase agreements to finance the redemption of securitization financing.

Competition

The financial services industry is a highly competitive market in which we compete with a number of institutions with greater financial resources.  In purchasing portfolio investments, we compete with other mortgage REITs, investment banking firms, savings and loan associations, commercial banks, mortgage bankers, insurance companies, federal agencies and other entities, many of which have greater financial resources and a lower cost of capital than we do.  Increased competition in the market and our competitors greater financial resources have adversely affected us and may continue to do so.  Competition may also continue to keep pressure on spreads resulting in us being unable to reinvest our capital on an acceptable risk-adjusted basis.

Moreover, the U.S. Treasury announced a program to purchase Fannie Mae-guaranteed and Freddie Mac-guaranteed securities in the open market pursuant to a congressional authority that expires December 31, 2009.  The size and timing of the purchases are in the discretion of the U.S. Treasury Secretary and will be based on developments in the capital markets and housing markets.  In addition, on November 25, 2008, the Federal Reserve announced that it will initiate a program to purchase $500.0 billion in MBS backed by Fannie Me, Freddie Mac and Ginnie Mae.  The purchases began in early January 2009.   One of the effects of these programs has been, and may continue to be, to increase the price of Agency MBS and thereby decrease our net interest margin with respect to any Agency MBS we buy in the future.

AVAILABLE INFORMATION

Our website can be found at www.dynexcapital.com.  Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”), free of charge through our website.

We have adopted a Code of Business Conduct and Ethics (“Code of Conduct”) that applies to all of our employees, officers and directors.  Our Code of Conduct is also available, free of charge, on our website, along with our Audit Committee Charter, our Nominating and Corporate Governance Committee Charter, and our Compensation Committee Charter.  We will post on our website amendments to the Code of Conduct or waivers from its provisions, if any, which are applicable to any of our directors or executive officers in accordance with SEC or NYSE requirements.

FEDERAL INCOME TAX CONSIDERATIONS

We believe that we have complied with the requirements for qualification as a REIT under the Internal Revenue Code (the “Code”).  The REIT rules generally require that a REIT invest primarily in real estate-related assets, that our activities be passive rather than active and that we distribute annually to our shareholders substantially all of our taxable income, after certain deductions, including deductions for NOL carryforwards.  We could be subject to income tax if we failed to satisfy those requirements or if we acquired certain types of income-producing real property.  We use the calendar year for both tax and financial reporting purposes.  There may be differences between taxable income and income computed in accordance with generally accepted accounting principles in the United States of America (“GAAP”).  These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes.  We currently have net operating loss (“NOL”) carryforwards of approximately $150 million, which expire between 2019 and 2025.  We also had excess inclusion income of approximately $0.5 million for 2008 from our ownership of certain residual interests in real estate mortgage investment conduits (“REMIC”).  Excess inclusion income from REMICs cannot be offset by NOL carryforwards, so in order to meet REIT distribution requirements, we must distribute all of our REMIC excess inclusion income.

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

We also have a taxable REIT subsidiary (“TRS”), which has a NOL carryforward of approximately $4 million.  The TRS has limited operations, and, accordingly, we have established a full valuation allowance for the related deferred tax asset.

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

Nature and Diversification of Assets.  At the end of each calendar quarter, we must meet multiple asset tests.  Under the “75% asset test”, at least 75% of the value of our total assets must represent cash or cash items (including receivables), government securities or real estate assets.  Under the “10% asset test,” we may not own more than 10% of the outstanding voting power or value of securities of any single non-governmental issuer, provided such securities do not qualify under the 75% asset test or relate to taxable REIT subsidiaries.  Under the “5% asset test,” ownership of any stocks or securities that do not qualify under the 75% asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5% of the value of our total assets (excluding ownership of any taxable REIT subsidiaries.

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

EMPLOYEES

As of December 31, 2008, we had 13 employees, 12 of whom were located in our corporate offices in Glen Allen, Virginia.  Our Chief Executive Officer, who serves as our Chairman and was appointed CEO on February 5, 2008, works from an office located in Sausalito, California.  We believe our relationship with our employees is good.  None of our employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.

ITEM 1A.                      RISK FACTORS

Our business is subject to various risks, including those described below.  Our business, operating results and financial condition could be materially and adversely affected by any of these risks.  Please note that additional risks not presently known to us or that we currently deem immaterial could also impair our business, our operations and our results.

We rely on Fannie Mae and Freddie Mac as guarantors on MBS in which we invest.  The federal conservatorship of Fannie Mae and Freddie Mac and related efforts may prove unsuccessful in stabilizing Fannie Mae and Freddie Mac, which may impact their ability to perform under the guaranty.

The payments we receive on the Agency MBS in which we invest depend upon payments on the mortgages underlying the MBS which are guaranteed by Fannie Mae and Freddie Mac.  Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, but their guarantees are not explicitly backed by the full faith and credit of the United States.  Fannie Mae and Freddie Mac have recently reported substantial losses and a need for substantial amounts of additional capital. Such losses are due to these entities’ business model being tied extensively to the U.S. housing market which is in a severe contraction.  In response to the deteriorating financial condition of Fannie Mae and Freddie Mac from the U.S. housing market contraction, Congress and the U.S. Treasury have undertaken a series of actions to stabilize these entities.  The Federal Housing Finance Agency, or FHFA, was established in July 2008 pursuant to the Regulatory Reform Act in an effort to enhance regulatory oversight over Fannie Mae and Freddie Mac.  FHFA placed Fannie Mae and Freddie Mac into federal conservatorship in September 2008.  As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the stockholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In order to provide additional capital and to support the debt obligations issued by Fannie Mae and Freddie Mac, the U.S. Treasury and FHFA have entered into preferred stock purchase agreements between the U.S. Treasury and Fannie Mae and Freddie Mac, pursuant to which the U.S. Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth.  Under this initiative, the U.S. Treasury has purchased or has committed to purchase $200 billion of preferred stock of both Fannie Mae and Freddie Mac.  The U.S. Treasury also has established a new secured lending credit facility which will be available to Fannie Mae and  Freddie Mac which is intended to serve as a liquidity backstop and which will be available until December 2009.  Finally, the U.S. Treasury has initiated a temporary program to purchase securities issued or guaranteed by Fannie Mae and Freddie Mac, including Agency MBS.

Although the federal government has committed capital to Fannie Mae and Freddie Mac, there is no explicit guaranty of the obligations of these entities by the federal government and there can be no assurance that these credit facilities and other capital infusions will be adequate for their needs. If the financial support is inadequate, these companies could continue to suffer losses and could fail to honor their guarantees of payment on Agency MBS in which we invest.

The attempts to stabilize the U. S. housing and mortgage market may make the U.S. Treasury a direct competitor for mortgage assets and  may prove unsuccessful.

In December 2008, the U.S. Treasury announced plans to begin purchasing Agency MBS.  Thus far, the U.S. Treasury has not purchased Hybrid Agency ARMs or Agency ARMs.  The announcement by the Treasury of its intention to purchase Agency MBS and the public statements made by representatives of the federal government are an attempt, we believe, to support lower mortgage rates.  These actions have caused Agency MBS to increase in price, in some cases substantially, reducing the yield on these investments.  The objective of these actions is to stabilize the U.S. housing market, which is undergoing a severe contraction, which has significantly destabilized institutions with significant capital investment in the U.S. housing and mortgage markets.  The Treasury has not yet announced any intention to purchase Hybrid Agency ARMs or Agency ARMs; however, the announcement of the purchase program has created additional demand for all Agency MBS.  The size and timing of the federal government’s Agency MBS security purchase program is subject to the discretion of the Treasury, which has indicated that the scale of the program will be based on developments in the capital markets and housing markets.  The Treasury’s purchase of Hybrid Agency ARMs or Agency ARMs may adversely affect the pricing and availability of these securities, which would potentially impact our profitability.

The Treasury actions may be unsuccessful in stabilizing the housing and mortgage market, which could lead to higher volatility in Agency MBS and mortgage related assets in general.  In addition, at some point the federal government may withdraw its support for the mortgage market which may cause Agency MBS prices to decline, perhaps severely.  Since we pledge our Agency MBS as security for repurchase agreement financing which is based on the market value of such pledged assets, we may experience margin calls if prices decline as a result of continued instability in the housing and mortgage markets and/or the withdrawal of support from these markets by the federal government.  This may force us to sell assets at a loss or at an otherwise inopportune time in order to meet margin calls or repay lenders.

The federal conservatorship of Fannie Mae and Freddie Mac may lead to structural changes in Agency RMBS and Fannie Mae and Freddie Mac which may adversely affect our business.

Currently Fannie Mae and Freddie Mac receive monthly payments based on the outstanding balance of the Agency MBS from the payments received on the underlying mortgage loans.  Given the conservatorship of these entities, the payment structure on Agency MBS could change in the future, or the roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical amounts. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an Agency MBS and could have broad market implications.

Changes in guarantee payments or changes in the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could, among other things, have the effect of lowering the interest income we expect to receive from Agency MBS that we acquire, thereby reducing the spread between the interest we earn on our portfolio of Agency MBS and our cost of financing that portfolio. A reduction in the supply of Agency MBS could also negatively affect the pricing of Agency securities we seek to acquire by reducing the spread between the interest we earn on our investments and our cost of financing those investments.

In addition, the U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac at some point in the future. The U.S. Treasury’s authority to purchase Agency securities and to provide financial support to Fannie Mae and Freddie Mac under the Housing and Economic Recovery Act of 2008 expires on December 31, 2009.  Following expiration of the current authorization, Fannie Mae and/or Freddie Mac could be dissolved and the federal government could stop providing liquidity or support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were dissolved, or if their current structures of providing liquidity to the secondary mortgage market were to change radically, it is possible that we would not be able to acquire Agency MBS in the future, which would eliminate a major component of our business model.   In addition, Agency MBS  which we own may experience volatile changes in market value.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the federal government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on Agency securities. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the federal government, and could also nationalize or eliminate such entities entirely. Any law affecting these government-sponsored enterprises may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac Agency securities. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect our business, operations and financial condition.

There can be no assurance that the actions taken by the U.S. and foreign governments, central banks and other governmental and regulatory bodies for the purpose of seeking to stabilize the financial markets will achieve the intended effect or benefit our business, and further government or market developments could adversely affect us.

The previously discussed support being provided to Fannie Mae and Freddie Mac is part of a larger effort by the federal government to stabilize the U.S. and global financial markets.  Other central banks and governmental and regulatory bodies around the world are also seeking to stabilize the financial markets.  The U.S. federal government has taken a series of specific steps in an attempt to stabilize the financial markets, including direct purchases of assets, infusions of capital in financial institutions, including the purchase of obligations of troubled institutions, and the provision of liquidity and other backstops for institutions which support their operations by subsidizing their access to the world credit markets.  In addition, the U.S. Treasury continues to examine the relative benefits of other measures, including purchasing illiquid mortgage-related assets and the creation of a “bad bank” which would purchase the illiquid assets of U.S. financial institutions and other actions.

These actions are intended to reduce the cost of, and increase the availability of, credit for the purchase of assets, which in turn should support the U.S. markets and foster improved conditions in financial markets more generally.  In addition, these actions are intended to stabilize financial institutions which provide credit to U.S. and global financial markets.

There can be no assurance that the actions take by the U.S. and foreign governments, central banks, and/or other regulatory bodies will have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to these actions or if they do not function as intended, there may be broad adverse market implications.  Such actions could impact the prices of our investments, particularly Agency MBS, and may result in reduced credit availability from our lenders.  In addition, U.S. and foreign governments, central banks and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what affect, if any, such actions could have on our business, results of operations and financial condition.

Our business strategy involves the use of leverage, including short-term repurchase agreements. Changes to the availability and terms of this leverage may adversely affect the return on our investments, result in losses when conditions are unfavorable, and may reduce cash available for distribution to our shareholders.

We finance certain of our investments in part with repurchase agreement financing in order to enhance the overall returns on our invested capital.  Repurchase agreement transactions are structured as the sale of securities to a lender in return for cash from the lender and are recourse to the collateral and to us.  The lender is required at the end of the term of the transaction to resell the same security back to us.  In each repurchase agreement transaction, we will sell the security to the lender at a price less than its fair value, and we agree to repurchase the security from the lender at the end of the term for the original sale price plus interest.  Structurally the repurchase agreement transaction requires us to maintain a certain level of collateral relative to the amount of the related borrowings (e.g., the initial sale of the security at an amount below its fair value).

Though we attempt to carefully manage the amount of borrowing relative to the collateral and our committed capital, changes in the availability and cost of repurchase agreement borrowings could negatively impact our results.  Such changes may occur as a result of (i) the increased market volatility/reduction in overall liquidity available to finance our investments, (ii) decreases in the market value of the investment, (iii) increases in interest rate volatility, or (iv) financial stress at one or more of our lenders.  Our return on our assets and cash available for distribution to our shareholders may be reduced to the extent that changes in market conditions prevent us from leveraging our investments efficiently or cause the cost of our financing to increase relative to the income that can be derived from the leveraged assets.  Such an event occurred in the fourth quarter of 2008 as the cost of our financing increased during the quarter as a result of rising global interest rates, particularly LIBOR.  We believe that the increase in LIBOR during the fourth quarter resulted largely from the bankruptcy filing of Lehman Brothers and the subsequent impact on the global interbank credit markets.

In addition to interest rate volatility and rising financing costs, if the collateral pledged to support the repurchase agreement borrowing should fall below the level required by the lender, the lender could initiate a margin call.  This would require that we either pledge additional collateral acceptable to the lender (typically cash or a highly liquid security such as Agency MBS) or repay a portion of the debt in order to meet the margin requirement.  Should we be unable to meet a margin call, we may have to liquidate the collateral or other assets quickly.  Because a margin call and quick sale could result in a lower than otherwise expected and attainable sale price, we may incur a loss on the sale of the collateral.

Adverse developments involving major financial institutions or one of our lenders could result in a rapid reduction in our ability to borrow and adversely affect our business and profitability.

Recent turmoil in the financial markets relating to major financial institutions has raised concerns that a material adverse development involving one or more major financial institutions could result in our lenders reducing our access to funds available under our repurchase agreements.  All of our repurchase agreements are uncommitted, and such a disruption could cause our lenders to reduce or terminate our access to future borrowings.  In such a scenario, we may be forced to sell investments under adverse market conditions.  We may also be unable to purchase additional investments without access to additional financing.  Either of these events could adversely affect our business and profitability.

Our profitability may be limited by a reduction in our leverage.

As long as we earn a positive spread between interest and other income we earn on our assets and our borrowing costs, we can generally increase our profitability by using greater amounts of leverage.  There can be no assurance however, that repurchase financing will remain an efficient source of long-term financing for our assets.  The amount of leverage that we use may be limited because our lenders might not make funding available to us at acceptable rates or they may require that we provide additional collateral to secure our borrowings.  If our financing strategy is not viable, we will have to seek alternative forms of financing for our assets which may not be available.  In addition, in response to certain interest rate and investment environments, we could implement a strategy of reducing our leverage by selling assets or not replacing MBS as they amortize and/or prepay, thereby decreasing the outstanding amount of our related borrowings.  Such an action would likely reduce interest income, interest expense and net income, the extent of which would depend on the level of reduction in assets and liabilities as well as the sale prices for which the assets were sold.

If we are unable to renew our borrowings at favorable rates, we may be forced to sell assets and our profitability may be adversely affected.

Since we expect to rely primarily on borrowings under repurchase agreements to finance certain of our investments, our ability to achieve our investment objectives depends on our ability to borrow money in sufficient amounts and on favorable terms and on our ability to renew or replace maturing borrowings on a continuous basis.  Our ability to enter into repurchase agreements in the future will depend on the market value of our investments pledged to secure the specific borrowings, the availability of adequate financing and other conditions existing in the lending market at that time.  If we are not able to renew or replace maturing borrowings, we could be forced to sell some of our assets, potentially under adverse circumstances, which would adversely affect our profitability.

If a lender to us in a repurchase transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if we default on our obligations under the repurchase agreement, we would incur losses.

As previously indicated, repurchase agreement transactions are legally structured as the sale of a security to a lender in return for cash from the lender.  These transactions are accounted as financing since the lenders are obligated to resell the same securities back to us at the end of the transaction term.  Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities, if the lender defaults on its obligation to resell the same securities back to us we would incur a loss on the transaction equal to the amount of the difference between the value of the securities sold and the amount borrowed from the lender.  Further, if we default on one of our obligations under a repurchase agreement, the lender can terminate the transaction, sell the underlying collateral and cease entering into any other repurchase transactions with us.  Any losses we incur on our repurchase transactions could adversely affect our earnings and reduce our ability to pay dividends to our shareholders.

Our use of repurchase agreements to borrow money may give our lenders greater rights in the event of bankruptcy.

Borrowings made under repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code.  In the event that a lender under our repurchase agreements files for bankruptcy, it may be difficult for us to recover our assets pledged as collateral to such lender.  In addition, if we ever file for bankruptcy, lenders under our repurchase agreements may be able to avoid the automatic stay provisions of the U.S. Bankruptcy Code and take possession of and liquidate our collateral under our repurchase agreements without delay.

Our ownership of securitized mortgage loans subjects us to credit risk and we provide for loss reserves on these loans as required under GAAP.

As a result of our ownership of securitized mortgage loans, we are subject to credit risk.  Credit risk is the risk of loss to us from the failure by a borrower (or the proceeds from the liquidation of the underlying collateral) to fully repay the principal balance and interest due on a mortgage loan.  A borrower’s ability to repay and the value of the underlying collateral could be negatively influenced by economic and market conditions.  These conditions could be global, national, regional or local in nature.

We attempt to mitigate this risk economically by pledging loans to a securitization trust and issuing non-recourse securitization financing bonds (referred to as a “securitization”).  Upon securitization of a pool of mortgage loans, the credit risk retained by us from an economic point of view is generally limited to the overcollateralization tranche of the securitization trust, inclusive of any subordinated bonds of the trust that we may own.  The overcollateralization tranche is generally the excess value of the mortgage loans pledged over the securitization financing bonds issued.

GAAP does not recognize the transfer of credit risk through the securitization process.  Instead, GAAP requires that we provide reserves for estimated losses on the entire pool of loans regardless of the securitization process.  We provide reserves for existing losses on securitized mortgage loans based on the current performance of the respective pool or on an individual loan basis.  If losses are experienced more rapidly, due to declining property performance, market conditions or other factors, than we have provided for in our reserves, we may be required to provide additional reserves for these losses.

Our efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans or losses on our investments.

Despite our efforts to manage credit risk, there are many aspects of credit performance that we cannot control.  Third party servicers provide for the primary and special servicing of our loans.  We have a risk management function, which oversees the performance of these services and provides limited asset management services.  Our risk management operations may not be successful in limiting future delinquencies, defaults, and losses.  The securitizations in which we have invested may not receive funds that we believe are due from mortgage insurance companies and other counter-parties.  Loan servicing companies may not cooperate with our risk management efforts, or such efforts may be ineffective.  Service providers to securitizations, such as trustees, bond insurance providers, guarantors and custodians, may not perform in a manner that promotes our interests or may default on their obligation to the securitization trust.  The value of the properties collateralizing the loans may decline causing higher losses than anticipated on the liquidation of the property.  The frequency of default and the loss severity on loans that do default may be greater than we anticipated.  If loans become “real estate owned” (“REO”), servicing companies will have to manage these properties and may not be able to sell them.  Changes in consumer behavior, bankruptcy laws, tax laws, and other laws may exacerbate loan losses.  In some states and circumstances, the securitizations in which we invest have recourse, as the owner of the loan, against the borrower’s other assets and income in the event of loan default; however, in most cases, the value of the underlying property will be the sole source of funds for any recoveries.

Certain investments employ internal structural leverage as a result of the securitization process and are in the most subordinate position in the capital structure, which magnifies the potential impact of adverse events on our cash flows and reported results.

As discussed above, our securitized mortgage loans are loans which have been pledged to securitization trusts which have issued securitization financing bonds secured by the loans pledged.  By their design, securitization trusts employ a high degree of internal structural leverage, which results in concentrated credit, interest rate, prepayment, or other risks.  Generally in a securitization, we will receive the excess of the interest income received on the loans over the interest expense paid on the securitization financing bonds.  As a result of the internal structural leverage, this net interest income and related cash flows will vary based on the performance of the assets pledged to the securitization trust.  In particular, should assets significantly underperform as to delinquencies, defaults, and credit losses, it is possible that net interest income and cash flows which may have otherwise been paid to us as a result of our ownership of the securitization trust may be retained within the trust and payments of principal amounts on our ownership position in the trust may be delayed or permanently reduced.  No amount of risk management or mitigation can change the variable nature of the cash flows and financial results generated by concentrated risks in our investments.  None of our existing trusts at December 31, 2008 have reached or are near the levels of underperformance necessary to trigger delays or reductions in income or cash flows, but such levels could be reached in the future.

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

Guarantors may fail to perform on their obligations to our securitization trusts.

In certain instances we have guaranty of payment on commercial and single family mortgage loans pledged to securitization trusts (See Item 7A. Quantitative and Qualitative Disclosures About Market Risk).   These guarantors have reported substantial losses in 2007 and 2008, eroding their respective capital base and potentially impacting their ability to make payments where required.  Generally the guarantors will only make payment in the event of the default and liquidation of the collateral supporting the loan.  If these guarantors fail to make payment, we may experience losses on the loans that we otherwise would not have.

The commercial mortgage loans in which we have invested are subject to delinquency, foreclosure and loss, which could result in losses for us.

Our commercial mortgage loans are secured by multifamily and commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values and declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, and acts of God, terrorism, social unrest and civil disturbances.

The volatility of certain mortgaged property values may adversely affect our commercial mortgage loans.

Commercial and multifamily property values and net operating income derived from them are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by plant closings, industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; perceptions by prospective tenants, retailers and shoppers of the safety, convenience, services and attractiveness of the property; the willingness and ability of the property's owner to provide capable management and adequate maintenance; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs).

Prepayment rates on the mortgage loans underlying our investments may adversely affect our profitability and subject us to reinvestment risk.

We own certain investments that were acquired at amounts above their par value.  We often purchase Agency MBS that have a higher interest rate than the prevailing market interest rate.  In exchange for a higher interest rate, we typically pay a premium over par value to acquire these securities.  In addition, we own many of our securitized mortgage loans and have issued associated securitization financing bonds at premiums or discounts to their principal balances.  In accordance with GAAP, we amortize the premiums on our Agency MBS and securitized mortgage loans and securitization financing over their expected life.  Prepayments of principal on the Agency MBS, and securitized mortgage loans and the associated bonds, whether voluntary or involuntary, impact the amortization of premiums and discounts under the effective yield method of accounting that we use for GAAP accounting.  Rapid prepayments will cause us to to amortize our premiums and discounts on an accelerated basis which may adversely affect our profitability.

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

Prepayments, which are the primary feature of MBS that distinguish them from other types of bonds, are difficult to predict and can vary significantly over time.  As the holder of MBS, we receive a portion of our investment principal when underlying mortgages are prepaid.  In order to continue to earn a return on this prepaid principal, we must reinvest it in additional Agency MBS or other assets; however, if interest rates decline, we may earn a lower return on our new investments as compared to the MBS that prepay. Prepayments, the effects of which depend on, among other things, the amount of unamortized premium on the MBS, the reinvestment lag and the reinvestment opportunities, may have a negative impact on our financial results.

Interest rate fluctuations, particularly increases in interest rates on which our borrowings are based, may have various negative effects on us and could lead to reduced earnings and/or increased earnings volatility.  In addition, adjustments of interest rates on our borrowings may not be matched to interest rate indexes on our investments.

The primary source of our net income is net interest income, which is the spread between the interest income we earn on our investments, net of any amortization of premiums or discounts, and the interest expense we pay on the borrowings we use to finance those investments.  Many of our investments are financed with borrowings which have shorter maturity or interest-reset terms than the associated investment.  In addition, a significant portion of our Agency MBS will have a fixed-rate of interest for a certain period of time (we generally seek to acquire Agency MBS with one to five years of fixed-rate remaining), and which have an interest rate which resets semi-annually or annually, based on an index such as the one-year constant maturity treasury or the one-year LIBOR.  Agency MBS are financed with repurchase agreements which bear interest based predominantly on one-month LIBOR, and have initially maturities of generally between 30 and 90 days.

Even though we expect most of our investments to have interest rates that adjust over time, the interest we pay on the borrowings used to finance those investments may adjust at a faster pace than the interest we earn on our investments.  During a period of rising interest rates, our borrowing costs generally will increase at a faster pace than our interest earnings on the leveraged portion of our investment portfolio, which could result in a decline in our net interest spread and net interest margin.  The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and period over which interest rates increase.  If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods which may negatively impact our distributions to shareholders.

A flat or inverted yield curve may adversely affect Agency MBS prepayment rates and supply.

Our net interest income varies primarily as a result of changes in interest rates as well as changes in interest rates across the yield curve.  When the differential between short-term and long-term benchmark interest rates narrows, the yield curve is said to be “flattening.”  When the yield curve is relatively flat, borrowers have an incentive to refinance into fixed rate mortgages, or Hybrid Agency MBS with longer initial fixed-rate periods, which would cause our Agency MBS investments to experience faster prepayments.  Increases in prepayments on our Agency MBS portfolio would cause our premium amortization to accelerate, lowering the yield on such assets.  If this happens, we could experience a decrease in net income or incur a net loss during these periods.  In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on hybrid adjustable rate mortgages, potentially decreasing the supply of Hybrid Agency MBS.  At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve.  When the yield curve is inverted, fixed-rate mortgage interest rates may approach or be lower than interest rates on adjustable rate mortgages, further increasing prepayments and further negatively impacting supply.

Interest rate caps on the adjustable rate mortgage loans collateralizing our investments may adversely affect our profitability if interest rates increase.

The coupons earned on Hybrid and ARM Agency MBS adjust over time as interest rates change after a fixed-rate period.  The level of adjustment on the interest rates on Agency MBS is limited by contract and is based on the limitations of the underlying adjustable rate mortgage loans.  Such loans typically have interim and lifetime interest rate caps which limit the amount by which the interest rates on such assets can adjust.  Interim interest rate caps limit the amount interest rates can adjust during any given year or period.  Lifetime interest rate caps limit the amount interest rates can increase from inception through maturity of a particular loan. The financial markets primarily determine the interest rates that we pay on the repurchase transactions used to finance the acquisition of our Agency MBS.  These repurchase transactions are not subject to interim and lifetime interest rate caps.  Accordingly, in a sustained period of rising interest rates or a period in which interest rates rise rapidly, we could experience a decrease in net income or a net loss because the interest rates paid by us on our borrowings could increase without limitation (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) while increases in the interest rates earned on the adjustable rate mortgage loans collateralizing our Agency MBS could be limited due to interim or lifetime interest rate caps.

Because we acquire securities with a fixed-rate of interest for at least an initial period, an increase in interest rates may adversely affect our book value.

Increases in interest rates may negatively affect the market value of our investments. Any fixed-rate investments will generally be more negatively affected by these increases than securities whose interest-rate periodically adjusts. We are required to evaluate our securities on a quarterly basis to determine their fair value by using third party bid price indications provided by dealers who make markets in these securities or by third-party pricing services.  In accordance with GAAP, we are required to reduce our stockholders’ equity, or book value, by the amount of any decrease in the market value of our securities.

A decline in the market value of our assets may result in margin calls that may force us to sell assets under adverse market conditions and may cause a decline in our book value.

The market value of our assets generally moves inversely to changes in interest rates and, as a result, may be negatively impacted by increases in interest rates.  In addition, our investments and particularly Agency MBS investments are generally valued based on a spread to an interest rate curve such as the U.S. Treasury curve.  In times of high volatility, spreads on Agency MBS to the respective curves may increase causing reductions in value on these investments. In addition, in a rising interest rate environment, the value of our assets may decline.  A decline in the market value of our MBS for any  reason may limit our ability to borrow against these assets or result in our lenders initiating margin calls and requiring a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value under our repurchase agreements.  Posting additional collateral or cash to support our borrowings will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business.  As a result, we could be forced to sell some of our assets in order to maintain liquidity.  Forced sales typically result in lower sales prices than do market sales made in the normal course of business.  If our Agency MBS were liquidated at prices below the amortized cost basis of such investments, we would incur losses, which could result in a rapid deterioration of our financial condition.

Our use of hedging strategies to mitigate our interest rate exposure may not be effective, may adversely  affect our earnings, and may expose us to counterparty risks.

We may pursue various types of hedging strategies, including interest rate swap agreements, interest rate caps and other derivative transactions (collectively, “Hedging Instruments”).  We expect hedging to assist us in mitigating and reducing our exposure to higher interest expenses, and to a lesser extent, losses in book value from adverse changes in interest rates.  Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and financing sources used and other changing market conditions.  No hedging strategy, however, can completely insulate us from the interest rate risks to which we are exposed, and there is no assurance that the implementation of any hedging strategy will have the desired impact on our results of operations or financial condition.  Certain of the U.S. federal income tax requirements that we must satisfy in order to qualify as a REIT may limit our ability to hedge against such risks.  In addition, these hedging strategies may adversely affect us, because hedging activities involve an expense that we will incur regardless of the effectiveness of the hedging activity.

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

•
the amount of income that a REIT may earn from hedging transactions (other than through taxable REIT subsidiaries) to offset interest rate losses may be limited by U.S. federal income tax provisions governing REITs;

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

Hedging Instruments could require us to fund cash payments in certain circumstances (such as the early termination of a Hedging Instrument caused by an event of default or other voluntary or involuntary termination event or the decision by a hedging counterparty to request the posting of collateral it is contractually owed under the terms of a Hedging Instrument).  With respect to the termination of an existing interest rate swap agreement, the amount due would generally be equal to the unrealized loss of the open interest rate swap agreement position with the hedging counterparty and could also include other fees and charges.  These economic losses would be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time.  Any losses we incur on our Hedging Instruments could adversely affect our earnings and reduce our ability to pay dividends to our shareholders.

Competition may prevent us from acquiring new investments at favorable yields potentially negatively impacting our profitability.

Our net income will largely depend on our ability to acquire mortgage-related assets at favorable spreads over our borrowing costs.  In acquiring investments, we may compete with other purchasers of these types of investments, including but not limited to other mortgage REITs, broker-dealers, hedge funds, banks, savings and loans, insurance companies, mutual funds, and other entities that purchase assets similar to ours, many of which have greater financial resources than we do.  In addition, as mentioned above, the U.S. Treasury has announced its intention to purchase Agency MBS.  While to date the U.S. Treasury has not purchased Hybrid Agency ARMs or Agency ARMs, it may do so in the future.  As a result of all of these factors, we may not be able to acquire sufficient assets at acceptable spreads to our borrowing costs, which would adversely affect our profitability.

The stock ownership limit imposed by the Code for REITs and our articles of incorporation may restrict our business combination opportunities.

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT.  Our articles of incorporation, with certain exceptions, authorizes our Board of Directors to take the actions that are necessary and desirable to qualify as a REIT.  Pursuant to our articles of incorporation, no person may beneficially or constructively own more than 9.8% of our common or capital stock.  Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations and undertakings as it may determine are reasonably necessary.  Our Board of Directors has waived this ownership limitation with respect to Talkot Capital, LLC, of which Mr. Thomas B. Akin, our Chairman and Chief Executive Officer, is managing general partner.  Per the terms of the waiver, Talkot Capital may own up to 15% of our outstanding common stock on a fully diluted basis, provided, however, that no single beneficial owner has a greater than two-thirds ownership stake in Talkot Capital.

Pursuant to our articles of incorporation, our Board of Directors has the power to increase or decrease the percentage of common or capital stock that a person may beneficially or constructively own.  However, any decreased stock ownership limit will not apply to any person whose percentage ownership of our common or capital stock, as the case may be, is in excess of such decreased stock ownership limit until that person’s percentage ownership of our common or capital stock, as the case may be, equals or falls below the decreased stock ownership limit.  Until such a person’s percentage ownership of our common or capital stock, as the case may be, falls below such decreased stock ownership limit, any further acquisition of common stock will be in violation of the decreased stock ownership limit.  The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year.  The ownership limits contained in our articles of incorporation apply to the ownership at any time by any “person,” which term includes entities.  These ownership limitations are intended to assist us in complying with the tax law requirements and to minimize administrative burdens.  However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

The stock ownership limitation contained in our articles of incorporation generally does not permit ownership in excess of 9.8% of our common or capital stock, and attempts to acquire our common or capital stock in excess of these limits will be ineffective unless an exemption is granted by our Board of Directors.

As described above, our articles of incorporation generally prohibits beneficial or constructive ownership by any person of more than 9.8% of our common or capital stock, unless exempted by our Board of Directors.  Our articles of incorporation’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity.  As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to the ownership limit.  Any attempt to own or transfer shares of our common or preferred stock (if and when issued) in excess of the ownership limit without the consent of the Board of Directors will result in the shares being automatically transferred to a charitable trust or, if the transfer to a charitable trust would not be effective, such transfer being void ab initio.

Qualifying as a REIT involves highly technical and complex provisions of the Code and a technical or inadvertent violation could jeopardize our REIT qualification.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist.  Even a technical or inadvertent violation could jeopardize our REIT qualification.  Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.  Our operations and use of leverage also subjects us to interpretations of the Code, and technical or inadvertent violations of the Code could cause us to lose our REIT status or to pay significant penalties and interest.  In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

If we do not qualify as a REIT or fail to remain qualified as a REIT, we may be subject to tax as a regular corporation and could face a tax liability, which would reduce the amount of cash available for distribution to our stockholders.

We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes.  Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.  Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes, and the tax treatment of any participation interests in mortgage loans that we may hold, may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements.  Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, after consideration of our NOL carryforward but not considering any dividends paid to our stockholders during the respective tax year.  If we could not otherwise offset this taxable income with our NOL carryforwards, the resulting corporate tax liability could be material to our results and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock.  Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow and our resutls.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure or considered prohibited transactions under the Code, and state or local income, property and transfer taxes, such as mortgage recording taxes.  Any of these taxes would decrease cash available for distribution to our stockholders.  In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from prohibited transactions (i.e., dealer property or inventory), we may hold some of our assets through our taxable REIT subsidiary (“TRS”) or other subsidiary corporations that will be subject to corporate-level income tax at regular rates to the extent that such TRS does not have an NOL carryforward.  Any of these taxes would decrease cash available for distribution to our stockholders.

If we fail to maintain our REIT status, our business operations may be impacted.

Most of our repurchase agreements require that we maintain our REIT status as a condition to engaging in a repurchase transaction with us.  Even though repurchase agreements are not committed facilities with our lenders, if we failed to maintain our REIT status our ability to enter into new repurchase agreement transactions or renew existing, maturing repurchase agreements will likely be limited.  As such, we may be required to sell investments, potentially under adverse circumstances, that were previously financed with repurchase agreements.

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

The failure of investments subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We intend to enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our agency securities to a counterparty and simultaneously enter into an agreement to repurchase these securities at a later date in exchange for a purchase price.  Economically, these agreements are financings which are secured by the agency securities sold pursuant thereto.  We believe that we would be treated for REIT asset and income test purposes as the owner of the agency MBS that are the subject of any such sale and repurchase agreement, notwithstanding that such agreements may legally transfer record ownership of the agency securities to the counterparty during the term of the agreement.  It is possible, however, that the IRS could assert that we did not own the agency securities during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

Certain of our securitization trusts, which qualify as “taxable mortgage pools,” require us to maintain equity interests in the securitization trusts.

    Certain of our commercial mortgage and single-family mortgage securitization trusts created by the REIT are considered taxable mortgage pools for federal income tax purposes.  These securitization trusts are exempt from taxes so long as we, or another REIT, own 100% of the equity interests in the trusts.  If we fail to maintain sufficient equity interest in these securitization trusts or if we fail to maintain our REIT status, then the trusts may be considered separate taxable entities.  Moreover, we may be precluded from selling equity interests, including debt securities issued in connection with these trusts that might be considered to be equity interests for tax purposes, to certain outside investors.

Recognition of excess inclusion income by us could have adverse consequences to us or our shareholders.

Certain of our securities have historically generated excess inclusion income and may continue to do so in the future. Certain categories of stockholders, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to excess inclusion income.  In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income..  In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax.

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

We seek to conduct our operations so as to avoid falling under the definition of an investment company pursuant to the Investment Company Act of 1940 (the “1940 Act”).  Specifically, we currently seek to conduct our operations under the exemption afforded under the 1940 Act pursuant to Section 3(c)(5)(C), a provision available to companies primarily engaged in the business of purchasing and otherwise acquiring mortgages and other liens on and interests in real estate.  According to SEC no-action letters, companies relying on this exemption must ensure that at least 55% of their assets are mortgage loans and other qualifying assets, and at least 80% of their assets are real estate-related.  We recently learned that the staff of the SEC has provided informal guidance to other companies that these asset tests should be measured on an unconsolidated basis.  Accordingly, we will make any adjustments necessary to ensure we continue to qualify for, and each of our subsidiaries also continues to qualify for an exemption from registration under the 1940 Act.  We and our subsidiaries will rely either on Section 3(c)(5)(C) or other sections that provide exemptions from registering under the 1940 Act, including Sections 3(a)(1)(C) and 3(c)(7).

If the SEC were to determine that we were an investment company with no currently available exemption or exclusion from registration and that we were, therefore, required to register as an investment company our ability to use leverage would be substantially reduced, and our ability to conduct business as we do today would be impaired.

We may change our investment strategy, operating policies, dividend policy and/or asset allocations without shareholder consent.

We may change our investment strategy, operating policies, dividend policy and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our shareholders.  A change in our investment strategy may increase our exposure to interest rate and/or credit risk, default risk and real estate market fluctuations.  Furthermore, a change in our asset allocation could result in our making investments in asset categories different from our historical investments.  These changes could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends to our shareholders.

In addition, in 2008 we began paying a dividend to our common shareholders for the first time since 1998.  Given our ability to offset most of our taxable income and therefore our distribution requirements with our NOL carryforward, we may not be required to distribute any of our taxable income to common shareholders in order to maintain our REIT status.  We presently intend to continue to make distributions of taxable income to our shareholders in an amount at least sufficient to maintain our REIT status.  Given our NOL carryforward, such distribution may be in amounts that are less than we distributed in 2008.

We are dependent on certain key personnel.

Our executive officers consist of Thomas Akin, our Chief Executive Officer, Byron Boston, our Chief Investment Officer, and Stephen Benedetti, our Chief Operating Officer and Chief Financial Officer.  Mr. Akin has been a director of the Company since 2003 and was appointed Chief Executive Officer in February 2008.  Mr. Akin has extensive knowledge of the mortgage industry and the Company.  Mr. Boston has been an employee with the Company since April 2008 and has extensive knowledge of the mortgage industry and mortgage investing in general.  Mr. Benedetti has been with us since 1994 and has extensive knowledge of the Company, our operations, and our investment portfolio.  He also has extensive experience in managing a portfolio of mortgage-related investments and as an executive officer of a publicly-traded mortgage REIT.  The loss of one or more of Messrs. Akin, Boston or Benedetti could have an adverse effect on our operations or an adverse effect on any of our counterparties.

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

We lease our executive and administrative offices located in Glen Allen, Virginia.  The address is 4991 Lake Brook Drive, Suite 100, Glen Allen, Virginia 23060.  As of December 31, 2008, we leased 7,068 square feet.  The term of the lease runs to December 2013 but may be renewed at our option for one additional five-year period at a rental rate 3% greater than the rate in effect during the preceeding 12-month period.

We believe that our property is maintained in good operating condition and is suitable and adequate for our purposes.

ITEM 3.	LEGAL PROCEEDINGS

We and our subsidiaries may be involved in certain litigation matters arising in the ordinary course of business.  Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, we believe, based on current knowledge, that the resolution of any such matters arising in the ordinary course of business will not have a material adverse effect on our financial position or results of operations.  Information on litigation arising out of the ordinary course of business is described below.

One of our subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit (“Pentlong”) filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the "Court of Common Pleas").  Between 1995 and 1997, GLS purchased delinquent county property tax receivables for properties located in Allegheny County.  The Pentlong Plaintiffs allege that GLS did not enjoy the same rights as its assignor, Allegheny County, to recover from delinquent taxpayers certain attorney fees, costs and expenses and interest in the collection of the tax receivables.  Class action status has been certified in this matter, but a motion to reconsider is pending.  The Pentlong litigation was stayed pending the outcome of similar litigation before the Pennsylvania Supreme Court in a case in which GLS was not a defendant.  The plaintiff in that case had disputed the application of curative legislation enacted in 2003 but retroactive to 1996 which specifically set forth the right to collect reasonable attorney fees, costs, and interest which were properly taxable as part of the tax debt owed.  The Pennsylvania Supreme Court subsequently issued an opinion in favor of the defendants in that matter, which we believe will favorably impact the Pentlong litigation by substantially reducing Pentlong Plaintiffs’ universe of actionable claims against GLS in connection with the collection of the tax receivables.  No timetable has been set by the Court of Common Pleas for the recommencement of the litigation.  Pentlong Plaintiffs have not enumerated their damages in this matter.

We and Dynex Commercial, Inc. (“DCI”), a former affiliate of the Company and now known as DCI Commercial, Inc., were appellees (or respondents) in the Supreme Court of Texas related to the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al.  The appeal seeks to overturn the trial court’s judgment, and subsequent affirmation by the Fifth Court of Appeals at Dallas, in our and DCI’s favor which denied recovery to Plaintiffs.  Specifically, Plaintiffs are seeking reversal of the trial court’s judgment and sought rendition of judgment against us for alleged breach of loan agreements for tenant improvements in the amount of $253,000.  They also seek reversal of the trial court’s judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively, related to the alleged breach by DCI of a $160.0 million “master” loan commitment.  Plaintiffs also seek reversal and rendition of a judgment in their favor for attorneys’ fees in the amount of $2.1 million.  Alternatively, Plaintiffs seek a new trial.  Even if Plaintiffs were to be successful on appeal, DCI is a former affiliate of ours, and we believe that we would have no obligation for amounts, if any, awarded to the Plaintiffs as a result of the actions of DCI.

We and MERIT Securities Corporation, a subsidiary, were defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund (“Teamsters”).  The complaint was filed on February 7, 2005, and purported to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds, which are collateralized by manufactured housing loans.  After a series of rulings by the District Court and an appeal by us and MERIT, on February 22, 2008 the United States Court of Appeals for the Second Circuit dismissed the litigation against us and MERIT.  Teamsters filed an amended complaint on August 6, 2008 with the District Court which essentially restated the same allegations as the original complaint and added our former president and our current Chief Operating Officer as defendants.  We are seeking to have the amended complaint dismissed and intend to vigorously defend ourselves in this matter.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, we believe the resolution of these lawsuits will not have a material effect on our consolidated balance sheet but could materially affect our consolidated results of operations in a given year or period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name (Age)	Current Title	Business Experience During Past 5 Years
Thomas B. Akin (57)	Chairman of the Board and Chief Executive Officer	Chief Executive Officer since February 2008; Chairman of the Board since 2003; managing general partner of Talkot Capital, LLC since 1995.
Stephen J. Benedetti (46)	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Executive Vice President and Chief Operating Officer since November 2005; Executive Vice President and Chief Financial Officer from September 2001 to November 2005 and beginning again in February 2008.

Byron L. Boston (50)	Chief Investment Officer
Chief Investment Officer since April 2008; President of Boston Consulting Group from November 2006 to April 2008; Vice Chairman and Executive Vice President of Sunset Financial Resources, Inc. from January 2004 to October 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the trading symbol “DX”.  The common stock was held by approximately 5,216 holders of record who as of March 6, 2009.  On that date, the closing price of our common stock on the New York Stock Exchange was $6.90 per share.  During the last two years, the high and low stock prices and cash dividends declared on common stock were as follows:

	High	Low	Dividends Declared
2008:
First quarter	$9.90	$8.23	$0.10
Second quarter	$9.99	$8.50	$0.15
Third quarter	$9.23	$6.52	$0.23
Fourth quarter	$8.00	$5.79	$0.23

2007:
First quarter	$7.99	$7.00	$–
Second quarter	$8.50	$7.75	$–
Third quarter	$8.35	$7.62	$–
Fourth quarter	$8.92	$7.74	$–

Any dividends declared by the Board of Directors have generally been for the purpose of maintaining our REIT status, and maintaining compliance with dividend requirements of the Series D Preferred Stock.  The stated quarterly dividend on Series D Preferred Stock is $0.2375 per share.  In accordance with the terms of the Series D Preferred Shares, if we fail to pay two consecutive quarterly preferred dividends or if we fail to maintain consolidated shareholders’ equity of at least 200% of the aggregate issue price of the Series D Preferred Stock, then these shares automatically convert into a new series of 9.50% senior unsecured notes.  Dividends for the preferred stock must be fully paid before dividends can be paid on common stock.

During the year ended December 31, 2008, the Company paid quarterly common dividends totaling $0.71 per share.

STOCK PERFORMANCE GRAPH

The following graph is a five year comparison of cumulative total returns for the shares of our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), and the Bloomberg Mortgage REIT Index.  The table below assumes $100 was invested at the close of trading on December 31, 2003 in each of our common stock, the S&P 500, and the Bloomberg Mortgage REIT Index.

Comparative Five-Year Total Returns (1)
Dynex Capital, Inc., S&P 500, and Bloomberg Mortgage REIT Index
(Performance Results through December 31, 2008)

	Cumulative Total Stockholder Returns as of December 31,
Index	2003	2004	2005	2006	2007	2008
Dynex Capital, Inc.	$100.00	$128.20	$113.12	$116.23	$145.42	$117.21
S&P 500 (1)	$100.00	$110.88	$116.32	$134.69	$142.09	$89.51
Bloomberg Mortgage REIT Index (1)	$100.00	$127.95	$106.92	$128.42	$69.63	$40.91

(1)	Cumulative total return assumes reinvestment of dividends. The source of this information is Bloomberg and Standard & Poor’s. The material is obtained from sources believed to be reliable.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial information and should be read in conjunction with the audited consolidated financial statements.

Years ended December 31,	2008	2007	2006	2005	2004
(amounts in thousands except share and per share data)
Net interest income	$10,547	$10,683	$11,087	$11,889	$23,281
Net interest income after (provision for) recapture of loan losses	9,556	11,964	11,102	6,109	4,818
Equity in (loss) income of joint venture	(5,733)	709	(852)	–	–
Loss on capitalization of joint venture	–	–	(1,194)	–	–
Gain (loss) on sale of investments	2,316	755	(183)	9,609	14,490
Impairment charges	–	–	–	(2,474)	(14,756)
Fair value adjustments, net	7,147	–	–	–	–
Other income (expense)	7,467	(533)	557	2,022	(179)
General and administrative expenses	(5,632)	(3,996)	(4,521)	(5,681)	(7,748)
Net income (loss)	$15,121	$8,899	$4,909	$9,585	$(3,375)
Net income (loss) to common shareholders	$11,111	$4,889	$865	$4,238	$(5,194)
Net income (loss) per common share:
Basic & diluted	$0.91	$0.40	$0.07	$0.35	$(0.46)
Dividends declared per share:
Common	$0.71	$–	$–	$–	$–
Series A and B Preferred	$–	$–	$–	$–	$–
Series C Preferred	$–	$–	$–	$–	$–
Series D Preferred	$0.9500	$0.9500	$0.9500	$0.9500	$0.6993

December 31,	2008	2007	2006	2005	2004
Investments	$573,793	$333,735	$403,566	$756,409	$1,343,448
Total assets	607,191	374,758	466,557	805,976	1,400,934
Securitization financing	178,165	204,385	211,564	516,578	1,177,280
Repurchase agreements	274,217	4,612	95,978	133,315	70,468
Total liabilities	466,782	232,822	330,019	656,642	1,252,168
Shareholders’ equity	140,409	141,936	136,538	149,334	148,766
Common shares outstanding	12,169,762	12,136,262	12,131,262	12,163,391	12,162,391
Book value per common share	$8.07	$8.22	$7.78	$7.65	$7.60

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The following discussion and analysis of the consolidated financial condition and results of operations should be read together with the consolidated financial statements of the Company and notes thereto contained in Item 8 of this annual report on Form 10-K.

Our principal investment strategy for 2008 was acquiring Agency MBS.  We expect that to be our principal strategy for 2009, but our continued investment in Agency MBS is dependent on market conditions and the risk-adjusted returns on Agency MBS compared to other investment opportunities.

We are a specialty finance company organized as a REIT, which invests in mortgage loans and securities on a leveraged basis.  We were incorporated in Virginia on December 18, 1987, and commenced operations in February, 1988.  We invest in securities issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae.  We initiated our Agency MBS strategy during the first quarter of 2008.

We also have invested in securitized residential and commercial mortgage loans, non-Agency MBS and, through a joint venture, CMBS.  Substantially all of these loans and securities, including those owned by the joint venture, consist of or are secured by first lien mortgages which were originated by us from 1992 to 1998.  We are no longer actively originating loans.

We have generally financed our investments through a combination of repurchase agreements, securitization financing and equity capital.  We employ leverage in order to increase the overall yield on our invested capital.  Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments.  We may occasionally sell investments prior to their maturity.

At December 31, 2008, we had total investments of $573.8 million.  Our investments consisted of $311.6 million of Agency MBS, $71.9 million of securitized single-family mortgage loans and $172.0 million of securitized commercial mortgage loans.  We have a $5.7 million investment in a joint venture which owns subordinate CMBS and cash.  We also had $3.6 million of equity securities and $6.3 million in non-Agency MBS.

We finance our acquisition of Agency MBS by borrowing against a substantial portion of the market value of these assets utilizing repurchase agreements.  Repurchase agreements are financings under which we will pledge our Agency MBS as collateral to secure loans made by repurchase agreement counterparties.  During 2008, we borrowed $349.7 million under our repurchase agreement facilities and ended 2008 with $274.2 million in repurchase agreement borrowings.

The results of our operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply of, and demand for, MBS in the market place and the availability of adequate financing.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e. the differential between long-term and short-term interest rates), the credit performance of our securitized commercial and single-family mortgage loans, borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds, as measured by the constant prepayment rate (“CPR”), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

In general, with respect to our business operations, increases in interest rates may over time cause: (i) the interest expense associated with our borrowings to increase: (ii) the value of our securities and, correspondingly, our shareholders’ equity to decline; (iii) coupons on our investments to reset, although on a delayed basis, to higher interest rates; and (iv) prepayments on our investments to slow, thereby slowing the amortization of our MBS purchase premiums.  Conversely, decreases in interest rates, in general, may over time cause:  (i) prepayments on our investments to increase, thereby accelerating the amortization of premiums; (ii) the interest expense associated with our borrowings to decrease; (iii) the value of our securities and, correspondingly, our shareholders’ equity to increase and (iv) coupons on our investments to reset, although on a delayed basis, to lower interest rates.

For further discussion of risks inherent in our investment strategy see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

MARKET CONDITIONS

The well publicized disruptions in the financial markets that began in 2007 and escalated in 2008 have led to various initiatives by the U.S. federal government to address credit and liquidity issues.  Among other things, Fannie Mae and Freddie Mac have been placed in conservatorship by the FHFA, and the U.S. Treasury announced it would purchase senior preferred stock in Fannie Mae or Freddie Mac, if needed, to a maximum of $200 billion per company in order that each maintains positive net worth.  In October 2008, the U.S. Treasury created the Capital Purchase Program, as a part of the $700 billion Troubled Asset Relief Program, and allocated $250 billion to invest in U.S. financial institutions to help stabilize and strengthen the U.S. financial system.  In November 2008, the Federal Reserve announced that it would buy up to $500 billion of Agency MBS.  In January 2009, the Federal Reserve began to purchase Agency MBS in accordance with this initiative.  These actions and other coordinated global actions have partially restored the capital base and reduced funding risks for many of the world’s largest financial institutions.

We believe that the stronger backing for the guarantors of Agency MBS, resulting from the conservatorship of Fannie Mae and Freddie Mac and the U.S. Treasury’s commitment to purchase senior preferred stock in these entities has, and are expected to continue to have, a stabilizing effect on the value of Agency MBS.  The Federal Reserve announcement on January 9, 2009, that it had begun to buy Agency MBS resulted in an increase in the value of Agency MBS.  By the same token, non-Agency MBS and CMBS generally do not carry a guaranty of Fannie Mae or Freddie Mac.  As a result of the financial market disruptions, market values of these types of investments have declined, in some cases dramatically.  We own non-Agency MBS and, through our investment in joint venture, CMBS.  These investments are not pledged as collateral for any borrowings.  We would expect prices on these investments to remain depressed well into 2009.

In December 2008, the Federal Reserve reduced the target Federal Funds rate to a range of 0.0% to 0.25%.  As a result of various government initiatives, rates on conforming mortgages have declined, nearing historical lows.  Hybrid ARM and ARM originations have declined substantially, as rates on these types of mortgages are comparable with rates available on 30-year fixed-rate mortgages.  While such significant decreases in mortgage rates would typically foster mortgage refinancing, such activity has not occurred.  We believe that the decline in home values, increases in the jobless rate and the resulting deterioration in borrowers’ creditworthiness have limited refinance activity to date.  There has been much discussion about potential legislation aimed to further assist homeowners in refinancing and to reduce the potential foreclosures.  While, based on current market interest rates, we expect that CPRs will trend upward during 2009, future CPRs will be affected by the timing and ultimate form of future legislation, if any, and the resulting impact on home values, the borrowers’ ability to refinance, and mortgage interest rates.

FINANCIAL CONDITION

The following table presents certain balance sheet items that had significant activity, which are discussed after the table.

	December 31,
(amounts in thousands)	2008	2007

Agency MBS, at fair value	$311,576	$7,456
Securitized mortgage loans, net	243,827	278,463
Investment in joint venture	5,655	19,267
Other investments	12,735	28,549

Repurchase agreements	274,217	4,612
Securitization financing	178,165	204,385
Obligation under payment agreement	8,534	16,796
Shareholders’ equity	140,409	141,936

Agency MBS

Our Agency MBS investments, which are classified as available-for-sale and carried at fair value, are comprised as follows:

(amounts in thousands)	December 31, 2008	December 31, 2007
Hybrid Agency MBS:
Fannie Mae Certificates	$213,023	$–
Freddie Mac Certificates	97,403	–
	310,426	–
Fixed Rate Agency MBS	194	7,456
	310,620	7,456
Principal receivable on Agency MBS	956	–
	$311,576	$7,456

Agency MBS increased from $7.5 million at December 31, 2007 to $311.6 million at December 31, 2008 primarily as a result of our purchase of approximately $365.4 million of Hybrid Agency MBS during the year ended December 31, 2008.  Partially offsetting the purchases were the receipt of $32.0 million of principal on the securities and the sale of approximately $29.9 million of securities, on which we recognized a net loss of $0.1 million, during the year ended December 31, 2008.  At December 31, 2008, our Hybrid Agency MBS portfolio had a weighted average of 21 months remaining until the rates on the underlying loans collateralizing the Agency MBS reset.  The weighted average coupon on our portfolio of Agency MBS was 5.06% as of December 31, 2008.  Approximately $300.3 million of the Hybrid Agency MBS is pledged to counterparties as security for repurchase agreement financing.

Our current portfolio of Agency MBS includes net unamortized premiums of $3.5 million, which represents 1.15% of the par value of the securities.

The average constant CPR realized on our Agency MBS portfolio for the year was 17.0%.  The average quarterly CPR was 13.6% and 20.9% and 27.3% for the fourth, third and second quarters of 2008, respectively.

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

(amounts in thousands)	2008	2007
Securitized mortgage loans, net:
Commercial	$171,963	$190,570
Single-family	71,864	87,893
	243,827	278,463

Securitized commercial mortgage loans includes the loans in two securitization trusts we issued in 1993 and 1997, which have outstanding principal balances, including defeased loans, of $22.9 million and $152.2 million, respectively, at December 31, 2008.  The decrease in these loans was primarily related to scheduled and unscheduled principal payments of $8.1 million and $9.9 million.  We provided approximately $0.9 million for losses on these commercial mortgage loans as a result of an increase in estimated losses on the commercial loan portfolio.

Securitized single-family mortgage loans includes loans in one securitization trust we issued in 2002 consisting of loans that were principally originated between 1992 and 1997.  The decrease in the balance of single-family mortgage loans is primarily related to principal payments on the loans of $15.5 million, $12.3 million of which was unscheduled. These loans are comprised of approximately 87% ARMs, with the majority based on six-month LIBOR, with the balance being fixed rate loans.

These loans have a loan to original appraised value of approximately 53%, based on the unpaid principal balance at December 31, 2008.  In addition, approximately 32% of the loans are covered by pool insurance.  Although the portfolio experienced an increase in the percentage of single-family mortgage loans more than 60 days delinquent from 3.02% at December 31, 2007 to 4.45% at December 31, 2008, the loans continue to perform well with losses of none and $0.2 million for the years ended December 31, 2008 and 2007, respectively.  Due to the seasoning of these loans, pool insurance and other credit support, we provided less than $0.1 for estimated losses on the single-family mortgage loans during the year.

Investment in Joint Venture

Investment in joint venture declined during the year ended December 31, 2008 as a result of our proportionate share in the net loss of the joint venture of $5.7 million, other comprehensive loss of the joint venture of $3.3 million and the receipt of a $4.2 million distribution from the joint venture.  For discussion of the net loss of the joint venture see discussion under “Results of Operations – Equity in (Loss) Income of Joint Venture.”  Other comprehensive loss of $3.3 million relates primarily to an increase in the unrealized losses on a subordinate CMBS owned by the joint venture accounted for under EITF 99-20.  The unrealized loss on this investment primarily related to a reduction in the amount of cash flows expected from this CMBS and widening credit spreads during 2008.

At December 31, 2008, the joint venture owns various interests in subordinate CMBS issued by two securitization trusts created in 1997 and 1998.  The carrying value of these securities at December 31, 2008 was $8.5 million and $2.6 million respectively, relative to their principal balances of $20.9 million and $16.6 million.  The joint venture also had cash and cash equivalents of $0.1 million at December 31, 2008.

Other Investments

Our other investments are comprised of other securities, which are classified as available-for-sale and carried at fair value, and other loans and investments, which are stated at amortized cost, as follows:

(amounts in thousands)	December 31, 2008	December 31, 2007
Other securities, at fair value:
Non-Agency MBS	$6,260	$7,726
Corporate debt securities	–	4,348
Equity securities of publicly traded companies	3,607	9,701
	9,867	21,775
Other loans and investments, at amortized cost	2,868	6,774
	$12,735	$28,549

Non-Agency MBS is primarily comprised of investment grade MBS issued by a subsidiary of the Company in 1994.  The decline of $1.5 million to $6.3 million at December 31, 2008 was primarily related to the principal payments received on these securities of $0.7 million and decreases in their fair values of $0.7 million during the year ended December 31, 2008.

During the year ended December 31, 2008, we also sold a convertible corporate debt security, which had a $5.0 million par value and comprised the entire balance of corporate debt securities, at a loss of $0.2 million.

Equity securities decreased approximately $6.1 million to $3.6 million and include preferred stock and common stock of publicly-traded mortgage REITs.  We purchased approximately $10.0 million of equity securities in 2008 and sold approximately $14.2 million of equity securities on which we recognized a net gain of $2.6 million.

Other loans and investments declined approximately $3.9 million to $2.9 million during the year ended December 31, 2008.  The balance at December 31, 2008 is comprised primarily of $2.7 million of seasoned residential and commercial mortgage loans and $0.2 million related to an investment in delinquent property tax receivables.  The decline is primarily related to the sale of the majority of the tax lien receivables for $1.6 million during the first quarter of 2008, the collection of a $1.4 million note receivable that was outstanding at December 31, 2007, and the collection of approximately $0.5 million of principal on the mortgage loans.

Repurchase Agreements

Repurchase agreements increased to $274.2 million at December 31, 2008 from $4.6 million at December 31, 2007.  The increase is primarily related to our use of repurchase agreements to finance our acquisition of Agency MBS, net of repayments during the year.

The repurchase agreements are collateralized by Agency MBS with a fair value of approximately $300.3 million as of December 31, 2008.

Securitization Financing

Securitization financing consists of fixed and variable rate bonds as set forth in the table below.  The table includes the unpaid principal balance of the bonds outstanding, accrued interest, discounts, premiums and deferred costs at December 31, 2008.

(amounts in thousands)	2008	2007
Securitization financing bonds:
Fixed, secured by commercial mortgage loans	$150,588	$170,623
Variable, secured by single-family mortgage loans	27,577	33,762
	$178,165	$204,385

The fixed rate bonds were issued pursuant to two separate indentures (via two securitization trusts) and finance our securitized commercial mortgage loans, which are also fixed rate.  The $20.0 million decrease is primarily related to principal payments on the bonds during the year ended December 31, 2008 of $17.8 million.  There was also a net decrease in the unamortized bond premiums and deferred costs associated with these bonds of $2.1 million, of which $0.9 million was related to net amortization and $1.2 million was related to the redemption of one of the bonds, which is discussed in more detail below.

The bonds issued by one of the securitization trusts, which had a balance of $18.1 million at December 31, 2008, consisted of three separate classes of bonds all of which were callable by us, at our option, beginning June 15, 2008.  We called only one of the bonds in June 2008, which on the date of redemption had an outstanding balance of $0.1 million and an unamortized premium of $1.2 million that was recognized as other income when the bond was called.  The remaining bond classes issued by this securitization trust remain redeemable at our option.

Our single-family securitized mortgage loans are financed by variable rate securitization financing bonds issued pursuant to a single indenture.  The $6.2 million decline in the balance during the year ended December 31, 2008 to $27.6 million is primarily related to principal payments on the bonds of $6.3 million, which was partially offset by $0.2 million of bond discount amortization.  We redeemed all of the bonds issued by this securitization trust in 2005, financed the redemption with repurchase agreements and our own capital, and held the bonds for potential reissue.  We still hold a senior bond issued by this trust, which had a par value of $35.1 million at December 31, 2008.  As the securitization trust which issued this bond is consolidated in our financial statements, this bond is eliminated in our consolidated financial statements.

Obligation under Payment Agreement

On January 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure financial instruments at fair value.  The effect of the adoption of SFAS 159 was to decrease beginning accumulated deficit by $1.3 million.  In addition, during the year ended December 31, 2008, we recorded additional adjustments of a net $6.9 million, which are included in our results of operations as “Fair value adjustments, net” in the consolidated statements of operations reflecting the change in fair value of the obligation to the joint venture under payment agreement during the period.

Shareholders’ Equity

Shareholders’ equity decreased $1.5 million to $140.4 million at December 31, 2008.  The decrease was primarily related to a decline in accumulated other comprehensive income of $5.0 million and common and preferred stock dividends of $12.7 million.  The decrease was partially offset by net income of $15.1 million for the year ended December 31, 2008 and the cumulative effect of the adoption of SFAS 159 of $0.9 million.

Supplemental Discussion of Investments

The use of leverage limits the amount of equity capital invested in a particular asset while enhancing the potential overall returns on our equity capital invested.  The amount of equity capital invested and the amount of financing for a particular investment are important considerations for us in managing our investment portfolio.

In the table below we have calculated our net invested capital using amounts for our investments and financing from the consolidated balance sheets and the estimated fair value of such net invested capital.  For investments carried at fair value in our financial statements, estimated fair value of net invested capital is equal to the basis as presented in the financial statements less the financing amount associated with that investment.  For investments carried on an amortized cost basis, the estimated fair value of net invested capital is based on the present value of the projected cash flow from the investment adjusted for the impact and assumed level of future prepayments and credit losses less the projected principal and interest due on the associated financing.  In general, because of the age of these investments, an active secondary market does not currently exist so management makes assumptions as to market expectations of prepayment speeds, losses and discount rates.

With respect to the joint venture, the estimated fair value for the CMBS held by the joint venture is based on the present value of the projected cash flow from the investment adjusted for the impact and assumed level of future prepayments and credit losses less the projected principal and interest due on the associated financing.

For purposes of the table below, we have attempted to calculate fair value of the investments based on what we believe to be reasonable assumptions that would be made by a reasonable buyer.  If we actually were to have attempted to sell these investments at December 31, 2008, there can be no assurance that the amounts set forth in the table below could have been realized.

Estimated Fair Value of Net Investment

	December 31, 2008 (amounts in thousands)
Investment	Investment basis	Financing (1)	Net investment basis	Estimated fair value of net investment basis
Agency MBS (2)	$311,576	$274,217	$37,359	$37,359

Securitized mortgage loans: (3)
Single-family mortgage loans – 2002 Trust	71,864	27,577	44,287	35,972
Commercial mortgage loans – 1993 Trust	21,486	18,321	3,165	3,376
Commercial mortgage loans – 1997 Trust	150,477	140,801	9,676	–
	243,827	186,699	57,128	39,348

Investment in joint venture (4)	5,655	–	5,655	5,595

Other investments: (5)
Non-agency MBS	6,260	–	6,260	6,260
Equity securities	3,607	–	3,607	3,607
Other loans and investments	2,868	–	2,868	2,491
	12,735	–	12,735	12,358

Total	$573,793	$460,916	$112,877	$94,660

(1)
Financing includes repurchase agreements and securitization financing issued to third parties.  Financing for the 1997 Trust also includes our obligation under payment agreement, which at December 31, 2008 had a balance of $8,534.

(2)	Fair values are based on a third-party pricing service and dealer quotes.

(3)	Fair values are based on discounted cash flows using assumptions set forth in the table below, inclusive of amounts invested in unredeemed securitization financing bonds.

(4)	Fair value for investment in joint venture represents our share of the fair value of the joint venture’s assets valued using methodologies and assumptions consistent with Note 3 above.

(5)	Fair values are based on closing prices from national exchange for equity securities. For the other items, fair value is calculated as the net present value of expected future cash flows.

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

(1)
Assumed CPR speeds generally are governed by underlying pool characteristics, such as loan rate, loan age and borrower creditworthiness as well as other factors.   Loans currently delinquent in excess of 30 days are assumed to be liquidated in six months at a loss amount that is calculated for each loan based on its specific facts.

(2)	Management’s estimate of losses that would be used by a third party in valuing these or similar assets.
(3)	Represents management’s estimate of the market discount rate that would be used by a third party in valuing these or similar assets.
(4)
Represents total cash flows received in 2008 on the investment including principal and interest.  Cash flows from the Commercial mortgage loans – 1997 Trust are paid by the Company to the joint venture pursuant to the Payment Agreement (see Note 10 to the consolidated financial statements).

(5)	Although no prepayments are modeled, estimated cash flows assume these loans prepay on the expiration of their lockout period, which is before their scheduled maturity.

The following table presents the net basis of investments included in the “Estimated Fair Value of Net Investment” table above by their rating classification.  Investments in the unrated and non-investment grade classification primarily include other loans that are not rated but are substantially seasoned and performing loans.  Securitization over-collateralization generally includes the excess of the securitized mortgage loan collateral pledged over the outstanding securitization financing bonds issued by the securitization trust.

(amounts in thousands)	December 31, 2008
Investments:
Agency MBS	$37,359
AAA rated loans and securities	40,622
AA and A rated fixed income securities	337
Unrated and non-investment grade	6,917
Securitization over-collateralization	21,987
Investment in joint venture	5,655
$112,877

The following table reconciles the above to shareholders’ equity as presented on the Company’s balance sheet at December 31, 2008:

(amounts in thousands)	Book Value
Total investment assets (per table above)	$112,877
Cash and cash equivalents	27,309
Other assets and liabilities, net	223
$140,409

RESULTS OF OPERATIONS

Comparative information on our results of operations is provided in the tables below:

	Year Ended December 31,
(amounts in thousands except per share information)	2008	2007	2006

Interest income	$29,653	$30,778	$50,449
Interest expense	19,106	20,095	39,362
(Provision for) recapture of loan losses	(991)	1,281	15
Equity in (loss) earnings of joint venture	(5,733)	709	(852)
Loss on capitalization of joint venture	–	–	(1,194)
Gain (loss) on sales of investments	2,316	755	(183)
Fair value adjustments, net	7,147	–	–
Other income (expense)	7,467	(533)	557
General and administrative expenses:
Compensation and benefits	(2,341)	(1,921)	(2,140)
Other general and administrative expenses	(3,291)	(2,075)	(2,381)
Net income	15,121	8,899	4,909
Net income to common shareholders	11,111	4,889	865

Basic and diluted net income per common share	$0.91	$0.40	$0.07

2008 Compared to 2007

Interest Income

Interest income includes interest earned on our investment portfolio and also reflects the amortization of any related discounts, premiums and deferred costs.  The following tables present the significant components of our interest income.

	Year Ended December 31,
(amounts in thousands)	2008	2007
Interest income - Investments:
Agency MBS	$6,731	$110
Securitized mortgage loans	20,886	26,424
Other investments	1,351	1,633
	28,968	28,167
Interest income – Cash and cash equivalents	685	2,611
	$29,653	$30,778

The change in interest income on Agency MBS and securitized mortgage loans is examined in the discussion and tables that follow.

Interest Income – Agency MBS

Interest income on Agency MBS increased to $6.7 million for the year ended December 31, 2008 from $0.1 million for the same period in 2007.  The increase is related to the net purchase of approximately $335.6 million of Agency MBS during the year ended December 31, 2008, which increased the average balance from $1.2 million for the year ended December 31, 2007 to $149.2 million for the same period in 2008.  The average balance increased less than the gross purchases during 2008, because the Agency MBS purchases occurred throughout 2008.

Interest income on Agency MBS for 2008 of $6.7 million was reduced by approximately $0.6 million of net premium amortization during the year.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on securitized mortgage loans.

	Year Ended December 31,
	2008			2007
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Securitized mortgage loans:
Commercial	$15,282	$409	$15,691	$18,114	$485	$18,599
Single-family	5,474	(279)	5,195	7,887	(62)	7,825
	$20,756	$130	$20,886	$26,001	$423	$26,424

The majority of the decrease of $2.9 million in interest income on securitized commercial mortgage loans is primarily related to the decline in the average balance of the commercial mortgage loans outstanding during 2008, which decreased approximately $31.6 million (15%) from the balance for the same period in 2007.  The decrease in the average balance between the periods is primarily related to payments on the commercial mortgage loans of $22.3 million, which includes both scheduled and unscheduled payments, during 2008.

Interest income on securitized single-family mortgage loans declined $2.6 million to $5.2 million for the year ended December 31, 2008.  The decline in interest income on single-family mortgage loans was primarily related to the decrease in the average balance of the loans outstanding, which declined approximately $21.8 million, or approximately 22%, to $78.9 million for the year ended December 31, 2008 compared to the same period in 2007.  Approximately $12.3 million of unscheduled payments were received on our single-family mortgage loans during 2008, which represented approximately 14% of outstanding unpaid principal balance at December 31, 2007.  Interest income on our single-family mortgage loans also declined as a result of a decrease in the average yield on our single-family mortgage loan portfolio, which declined from 7.7% to 6.6% for the years ended December 31, 2007 and 2008, respectively.  Approximately 87% of our single-family mortgage loans were variable rate at December 31, 2008.

Interest Income – Cash and Cash Equivalents

Interest income on cash and cash equivalents decreased $1.9 million to $0.7 million for the year ended December 31, 2008 from $2.6 million for the same period in 2007.  This decrease is primarily the result of a $16.8 million decrease in the average balance of cash and cash equivalents for 2008 compared to 2007 and a decrease in short-term interest rates during 2008.  The average balance of cash and cash equivalents declined during 2008 as we deployed our cash in investments.  The yield on cash decreased from 5.0% for the year ended December 31, 2007 to 1.9% for the same period in 2008.

Interest Expense

The following table presents the significant components of interest expense.

	Year Ended December 31,
(amounts in thousands)	2008	2007
Interest expense:
Securitization financing	$13,416	$14,999
Repurchase agreements	4,079	3,546
Obligation under payment agreement	1,608	1,525
Other	3	25
	$19,106	$20,095

Interest Expense – Securitization Financing

The following table summarizes the detail of the interest expense recorded on securitization financing bonds.

	Year Ended December 31,
	2008			2007
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Securitization financing:
Commercial	$12,903	$(995)	$11,908	$15,856	$(1,831)	$14,025
Single-family	995	155	1,150	387	62	449
Other bond related costs	358	–	358	525	–	525
	$14,256	$(840)	$13,416	$16,768	$(1,769)	$14,999

Interest expense on commercial securitization financing decreased from $14.0 million for the year ended December 31, 2007 to $11.9 million for the same period in 2008.  The majority of this $2.1 million decrease is related to the $34.2 million (18%) decrease in the weighted average balance of securitization financing, from $193.9 million for the year ended December 31, 2007 to $159.7 million for the same period in 2008 related to principal payments on the mortgage loans collateralizing these bonds.

The interest expense on single-family securitization financing is related to a securitization bond that we redeemed in 2005 and reissued in the fourth quarter of 2007.  The net amortization of $0.2 million during the year ended December 31, 2008 is attributable to the discount at which the bond was reissued.

Interest Expense – Repurchase Agreements

The increase of $0.5 million of interest expense to $4.1 million on the repurchase agreements in 2008 is primarily the result of an increase of the average balance of repurchase agreements from $64.2 million for the year ended December 31, 2007 to $134.3 million for the same period in 2008.  The increase in the balance of repurchase agreements was related to our purchase of additional Agency MBS, which we financed with repurchase agreements.  The increase in expense related to the increase in the average balance was partially offset by a decrease in the yield on the repurchase agreements from 5.5% to 3.0% for the years ended December 31, 2007 and 2008, respectively.

 (Provision for) Recapture of Provision for Loan Losses

During the year ended December 31, 2008, we added approximately $1.0 million of reserves for estimated losses on our securitized mortgage loan portfolio.  The majority of this amount was provided for estimated losses on our commercial mortgage loans, with less than $0.1 million provided for estimated losses on our portfolio of single–family mortgage loans.

Equity in (Loss) Income of Joint Venture

Our interest in the operations of the joint venture, in which we hold a 49.875% interest, decreased from income of $0.7 million to a loss of $5.7 million for the year ended December 31, 2007 and 2008, respectively.  The joint venture had interest income of approximately $4.0 million for the year ended December 31, 2008.  The joint venture’s results for the year ended December 31, 2008 were reduced by an other-than-temporary impairment charge of $7.3 million that it recognized on its interests in a subordinate CMBS and a $7.4 million decrease in the estimated fair value of certain interests in a subordinate CMBS, for which it elected the fair value option under SFAS 159.  Our proportionate share of these items was a $5.7 million loss.

Fair Value Adjustments, Net

The $7.1 million fair value adjustment is primarily related to a decline in the fair value of our obligation under a payment agreement to the joint venture, with respect to which we elected to apply fair value accounting under SFAS 159, which we adopted on January 1, 2008.  The decline in fair value of the obligation resulted from an increase in the rate used to discount estimated future cash flows to 36.50% from 14.75% as spreads to interest rate indices widened during the year.  In addition, the estimated prepayments on the loans covered by the obligation under payment agreement were slowed due to economic conditions which make refinancing commercial loans difficult.  The reduced prepayments resulted in estimated cash flows occurring later than was previously forecast, which, along with the increase in the discount rate, reduced the carrying value of the obligation during the year.

Gain on Sale of Investments, Net

The $2.3 million gain on sale of investments for the year ended December 31, 2008 is primarily related to a $2.6 million net gain recognized on the sale of approximately $14.2 million of equity securities during the period.  That gain was partially offset by a $0.2 million loss on the sale of a senior convertible debt security with a par value of $5.0 million.

Other Income (Expense)

Other income of $7.5 million for the year ended December 31, 2008 includes the recognition of $2.7 million of income related to the redemption of a commercial securitization bond.  Of that amount approximately $1.4 million relates to the unamortized premium on the redeemed bond on the redemption date and $1.3 million relates to the release of a contingency reserve at the time of redemption.  In addition, we recognized a $3.4 million benefit related to our release from an obligation to fund certain mortgage servicing payments.  The obligation was related to payments we had been required to make to a former affiliate that was the servicer of manufactured housing loans that were originated by one of our subsidiaries in 1998 and 1999.  The servicer resigned effective July 1, 2008, which resulted in our release from the obligation to make further payments.  Other income also includes $1.2 million in dividend income we earned during 2008 on our investment in equity securities.

General and Administrative Expenses – Compensation and Benefits

Compensation and benefits expense increased $0.4 million from $1.9 million to $2.3 million for the years ended December 31, 2007 and 2008, respectively.  This increase is primarily due to an increase in salaries and bonuses of approximately $1.0 million, the majority of which is related to the hiring of two additional executive officers during the year.  This increase in salaries and bonuses was partially offset by a $0.5 million decrease in stock based compensation expense related to outstanding stock appreciation rights, which decreased from an expense of $0.2 million to a benefit of $0.3 million as a result of decreases in our common stock price and the stock price volatility.

General and Administrative Expenses – Other General and Administrative

Other general and administrative expenses increased by $1.2 million to $3.3 million for the year ended December 31, 2008.  This increase was primarily related to additional costs associated with expanding our investment platform and evaluating potential investment opportunities of approximately $0.9 million and $0.2 million for certain consulting services.  Of our other general and administrative expenses during 2008, we expect approximately $0.8 million to be non-recurring.

2007 Compared to 2006

Interest Income

Interest income includes interest earned on our investment portfolio and also reflects the amortization of any related discounts, premiums and deferred costs.  The following tables present the significant components of our interest income.

The following table presents the significant components of our interest income.
	Year Ended December 31,
(amounts in thousands)	2007	2006
Interest income - Investments:
Agency MBS	$110	$198
Securitized mortgage loans	26,424	46,240
Other investments	1,633	1,996
	28,167	48,434
Interest income – Cash and cash equivalents	2,611	2,015
	$30,778	$50,449

The change in interest income on Agency MBS and securitized mortgage loans is examined in the discussion and tables that follow.

Interest Income – Agency MBS

Interest income on Agency MBS decreased to $0.1 million for the year ended December 31, 2007 from $0.2 million for the same period in 2006.  The average balance of Agency MBS decreased from $2.1 million during the year ended December 31, 2006, compared to $1.2 million for the twelve months ended December 31, 2007.

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

The majority of the decrease of $18.1 million in interest income on securitized commercial mortgage loans is primarily related to $279.0 million of commercial mortgage loans that were derecognized in September 2006.  Those loans contributed $14.7 million of interest income in 2006 and none in 2007.  Excluding the loans that were derecognized during 2006, the average balance of the other commercial mortgage loans outstanding during 2007 declined by approximately $33.1 million (13%) from the balance in 2006.

Interest income on securitized single-family mortgage loans declined $1.7 million to $7.8 million for the year ended December 31, 2007.  The decline in interest income on single-family loans was primarily related to the decrease in the balance of the loans outstanding, which declined approximately $38.8 million, or approximately 28%, to $100.8 million for 2007.  The drop in the average balance of the loans was partially offset by an increase in the average yield on our single-family loans from 6.81% to 7.74%.  Approximately 87% of the loans were variable rate at December 31, 2007.  Net amortization for single-family loans also decreased $0.5 million to $0.1 million for 2007 as a result of a slow-down in the rate of prepayments on the loans as well as a reduction in the estimated future prepayment speeds.

Interest Income – Other Investments

The following table summarizes the details of the interest income earned on other investments.

	Year Ended December 31,
(amounts in thousands)	2007	2006

Non-agency securities	$1,146	$1,360
Other loans	432	636
Note receivable	55	–
	$1,633	$1,996

The majority of the decrease of $0.4 million in interest income on other investments is primarily related to the decline in the average balance of these investments during 2007 as a result of principal payments that were received on those investments.

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

Interest Expense

The following table presents the significant components of interest expense.

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

General and Administrative Expenses – Compensation and Benefits

Compensation and benefits expense decreased  $0.2 million from $2.1 million to $1.9 million for the years ended December 31, 2006 and 2007, respectively.  This decrease was primarily due to a reduction in salaries and benefits related to the closing of our tax lien servicing operation in Pennsylvania.

General and Administrative Expenses – Other General and Administrative

Other general and administrative expenses decreased $0.3 million from $2.4 million to $2.1 million for the years ended December 31, 2006 and 2007, respectively.  This decrease was primarily related to lower legal and insurance expenses during 2007.

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

	Year ended December 31,
	2008		2007		2006
(amounts in thousands)	Average Balance(1)(2)	Effective Rate(3)	Average Balance(1)(2)	Effective Rate(3)	Average Balance(1)(2)	Effective Rate(3)
Agency MBS
Agency MBS	$149,229	4.51%	$1,214	9.03%	$2,100	9.40%
Repurchase agreements	134,252	2.96%	–	–%	–	–%
Net interest spread		1.55%		9.03%		9.40%

Securitized Mortgage Loans
Securitized mortgage loans	$262,482	7.95%	$315,962	8.35%	$586,113	7.88%
Securitization financing (4)	190,234	6.86%	201,148	7.19%	401,050	8.08%
Repurchase agreements	3,201	3.15%	64,231	5.45%	114,168	5.12%
Net interest spread		1.15%		1.56%		0.46%

Other investments	12,203	11.07%	15,908	10.26%	21,723	8.80%
Repurchase agreements	–	–%	–	–%	84	4.98%
		11.07%		10.26%		3.82%

Total
Interest-earning assets	$423,914	6.83%	$333,084	8.45%	$609,936	7.92%
Interest-bearing liabilities	327,687	5.23%	265,379	6.77%	515,302	7.42%
Net interest spread		1.60%		1.68%		0.50%

(1)	Average balances exclude unrealized gains and losses on available-for-sale securities.
(2)	Average balances exclude funds held by trustees except defeased funds held by trustees.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

(4)	Effective rates are calculated excluding non-interest related securitization financing expenses.

2008 compared to 2007

The overall yield on interest-earning assets, which excludes cash and cash equivalents, decreased to 6.83% for the year ended December 31, 2008 from 8.45% for the same period in 2007.  The overall cost of financing decreased from 6.77% for the year ended December 31, 2007 to 5.23% for the same period in 2008.  This resulted in an overall decrease in net interest spread of 8 basis points and is discussed below by investment type.  The decrease in the average yield on our interest-earning assets and financing cost is primarily related to the increase in our investment in Agency MBS, which are financed with short-term repurchase agreements.  Agency MBS and repurchase agreements had lower yields on average than our existing legacy investments.

Agency MBS

The yield on Agency MBS decreased for the year ended December 31, 2008 compared to the same period in 2007 primarily as a result of a significant increase in our investment in Hybrid Agency MBS during 2008, which had a lower average yield than the small amount of fixed rate Agency MBS we held at December 31, 2007.  We used repurchase agreements to finance the acquisition of Agency MBS during 2008, which resulted in the increase in the average balance of repurchase agreements.  The increase in the balance of financed Hybrid Agency MBS resulted in the decline in the net interest spread on Agency MBS of 748 basis points to 1.55% for the year ended December 31, 2008.

In 2008, the Agency MBS had a gross yield of 4.90%, which was reduced by 39 basis points for net premium amortization, resulting in the net yield on Agency MBS of 4.51% for the year ended December 31, 2008.

Securitized Mortgage Loans

The net interest spread for the year ended December 31, 2008 for securitized mortgage loans was 1.15% versus 1.56% for the same period in 2007.  The yield on securitized mortgage loans decreased from 8.35% for the year ended December 31, 2007 to 7.95% for the corresponding period in 2008 primarily as a result of a 118 basis point decrease in the average yield on our securitized single-family mortgage loans to 6.56% for the year ended December 31, 2008.  The majority of our single-family mortgage loans (87% at December 31, 2008) are variable rate and were resetting at lower rates during 2008.

The cost of securitization financing decreased to 6.86% for the year ended December 31, 2008 from 7.19% for the same period in 2007.  This decrease resulted from the reissuance in the second half of 2007 of a LIBOR-based variable rate bond collateralized by single-family mortgage loans and a $31.6 million reduction in the average balance of the higher yielding fixed rate commercial securitization financing, as a result of principal payments during the year ended December 31, 2008.

The average rate on our repurchase agreements that finance our securitized mortgage loans declined along with LIBOR during the period.  In addition, the average outstanding balance of these repurchase agreements declined significantly during the year.

Other Investments

The yield on other investments increased 81 basis points to 11.07% for the year ended December 31, 2008 compared to the same period in 2007.  This increase in yield was primarily due to the purchase of a corporate debt security, which had a higher yield than the average of other investments, during the third quarter of 2007.

2007 compared to 2006

The overall yield on interest-earning assets, which excludes cash and cash equivalents, increased to 8.45% for the year ended December 31, 2007 from 7.92% for the same period in 2006.  The overall cost of financing decreased from 7.42% for the year ended December 31, 2006 to 6.77% for the same period in 2007.  This resulted in an overall increase in net interest spread of 118 basis points and is discussed below by investment type.  The increase in the net interest spread can be attributed primarily to the derecognition of $279.0 million of securitized commercial mortgage loans and $254.5 million of related securitization financing, the Company’s interests in which were contributed to a joint venture during the third quarter of 2006.  The derecognized commercial mortgage loans and securitization financing had yields of 7.44% and 9.14%, respectively, during the time they were outstanding during 2006.  Excluding the derecognized assets and liabilities from the 2006 yield would have resulted in a net interest spread of approximately 1.58%, which is comparable to that reported for 2007.

Agency MBS

The yield on Agency MBS decreased from 9.40% for the year ended December 31, 2006 compared to 9.03% for the same period in 2007 primarily as a result of the purchase in 2007 of a LIBOR based adjustable rate security which lowered the overall yield on the Agency MBS.

Securitized Mortgage Loans

The net interest spread for the year ended December 31, 2007 for securitized mortgage loans was 1.56% versus 0.46% for the same period in 2006.  The yield on securitized mortgage loans increased from 7.88% for the year ended December 31, 2006 to 8.35% for the corresponding period in 2007 primarily as a result of a 93 basis point increase in the average yield on our securitized single-family mortgage loans to 7.74% for the year ended December 31, 2007, as the rates on the variable rate loans in the trust, which comprise approximately 87% of the loans, reset higher during the year.

The cost of securitization financing decreased to 7.19% for the year ended December 31, 2007 from 8.08% for the same period in 2006.  This decrease resulted from derecognition of the securitized mortgage loans discussed above.

Other Investments

The yield on other investments increased 146 basis points to 10.26% for the year ended December 31, 2007 compared to the same period in 2006.  This increase in yield was primarily due to the purchase of a corporate debt security during the third quarter of 2007, which had a higher yield than the average of other investments.  The net interest spread increased 645 basis points as repurchase agreement financing on non-agency securities was repaid in 2006.

Changes in Net Income Attributable to Rates and Volume

The following table summarizes the amount of change in interest income, excluding interest income on cash and cash equivalents, and interest expense due to changes in interest rates versus changes in volume:

	2008 to 2007			2007 to 2006
(amounts in thousands)	Rate	Volume	Total	Rate	Volume	Total

Agency MBS	$(82)	$6,703	$6,621	$(8)	$(80)	$(88)
Securitized mortgage loans	(1,232)	(4,299)	(5,531)	2,612	(22,422)	(19,810)
Other investments	125	(408)	(283)	263	(542)	(279)
Total interest income	(1,189)	1,996	807	2,867	(23,044)	(20,177)

Securitization financing	(650)	(766)	(1,416)	(3,220)	(14,702)	(17,922)
Repurchase agreements	916	(384)	532	351	(2,738)	(2,387)
Total interest expense	266	(1,150)	(884)	(2,869)	(17,440)	(20,309)

Net interest income	$1,455	$(3,146)	$(1,691)	$5,736	$(5,604)	$132

Note:
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate.  This table excludes non-interest related securitization financing expense, other interest expense and provision for credit losses and dividends on equity securities.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based in large part upon our consolidated financial statements, which have been prepared in conformity with GAAP.  The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from those estimates.

Critical accounting policies are defined as those that are reflective of significant judgments or uncertainties, and which may result in materially different results under different assumptions and conditions, or the application of which may have a material impact on our financial statements.  The following are our critical accounting policies.

Consolidation of Subsidiaries.  The consolidated financial statements represent our accounts after the elimination of inter-company transactions.  We consolidate entities in which we own more than 50% of the voting equity and control does not rest with others and variable interest entities in which we are determined to be the primary beneficiary in accordance with Financial Interpretation No. 46(R) (“FIN 46(R)”).  We follow the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships and corporate joint ventures or when we are able to influence the financial and operating policies of the investee but own less than 50% of the voting equity.

Securitization.  We have securitized mortgage loans in a securitization transaction by transferring financial assets to a wholly owned trust, and the trust issues non-recourse securitization financing bonds pursuant to an indenture.  Generally, we retain some form of control over the transferred assets, and/or the trust is not deemed to be a qualified special purpose entity.  In instances where the trust is deemed not to be a qualified special purpose entity, the trust is included in our consolidated financial statements.  For accounting and tax purposes, the loans and securities financed through the issuance of bonds in a securitization financing transaction are treated as our assets (presented as securitized mortgage loans), and the associated bonds issued are treated as our debt as securitization financing.  We may retain certain of the bonds issued by the trust, and we have generally transferred collateral in excess of the bonds issued.  This excess is typically referred to as over-collateralization.  Each securitization trust generally provides us the right to redeem, at our option, the remaining outstanding bonds prior to their maturity date.

Other-than-Temporary Impairments.  We evaluate all securities in our investment portfolio for other-than-temporary impairments.  A security is generally defined to be other-than-temporarily impaired if, for a period of three consecutive quarters, the carrying value of such security exceeds its estimated fair value, and we estimate, based on projected future cash flows or other fair value determinants, that the fair value will remain below the carrying value for the foreseeable future.  If an other-than-temporary impairment is deemed to exist, we record an impairment charge to adjust the carrying value of the security down to its estimated fair value.  In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.  Securities normally are not placed on non-accrual status if the servicer continues to advance on the impaired loans in the security.

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

Allowance for Loan Losses.  An allowance for loan losses has been estimated and established for currently existing probable losses for loans in the Company’s investment portfolio that are considered impaired.  Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated.  The factors differ by loan type (e.g., single-family versus commercial) and collateral type (e.g., multifamily versus office property).  The allowance for losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience.  Where loans are considered homogeneous, the allowance for losses is established and evaluated on a pool basis.  Otherwise, the allowance for losses is established and evaluated on a loan-specific basis.  Provisions made to increase the allowance are charged as a current period expense.  Single-family loans are considered impaired when they are 60-days past due.  Commercial mortgage loans are evaluated on an individual basis for impairment.  Commercial mortgage loans are secured by income-producing real estate and are evaluated for impairment when the debt service coverage ratio on the loan is less than 1:1 or when the loan is delinquent.  Certain of the commercial mortgage loans are covered by loan guarantees that limit the Company’s exposure on these loans.

Mortgage loans secured by low-income housing tax credit properties account for 88% of the Company’s securitized commercial loan portfolio.  Section 42 of the Code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low income families.  Failure to comply with certain income and rental restrictions required by Section 42 or default on a loan financing a Section 42 property during the compliance period can result in the recapture of previously received tax credits.  The potential cost of tax credit recapture provides an incentive to the property owner to support the property during the compliance period.

Fair Value.  On January 1, 2008, we adopt SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides a framework for measuring fair value and sets forth the disclosures required with respect to fair value measurements.  Pursuant to SFAS 157, the fair value is the exchange price in an orderly transaction, that is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset/liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset/liability.  SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, SFAS 157 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

The three levels of valuation hierarchy established by SFAS 157 are as follows:

•
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Our investments included in Level 1 fair value generally are equity securities listed in active markets.

•
Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.  Fair valued assets and liabilities that are generally included in this category are Agency MBS, which are valued based on the average of multiple dealer quotes that are active in the Agency MBS market.

•
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

Estimates of fair value for financial instruments are based primarily on management’s judgment.  Since the fair value of our financial instruments is based on estimates, actual fair values recognized may differ from those estimates recorded in the consolidated financial statements.

We account for our Agency MBS and non-Agency MBS in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that investments in debt and equity securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  All of our securities are designated as available-for-sale and are carried at their fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive (loss)/income, a component of Shareholders’ Equity.  We determine the fair value of our investment securities based upon prices obtained from a third-party pricing service and broker quotes.  We apply the guidance prescribed in Financial Accounting Standards Board Staff Position SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” in determining whether an other than temporary impairment has occurred.

Although we generally intend to hold our investment securities until maturity, we may, from time to time, sell any of our securities as part of the overall management of our business.  The available-for-sale designation provides us with the flexibility to sell any of our investment securities.  Upon the sale of an investment security, any unrealized gain or loss is reclassified out of accumulated other comprehensive (loss)/income to earnings as a realized gain or loss using the specific identification method.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our investments and operations from a variety of sources, including a mix of collateral-based short-term financing sources such as repurchase agreements, collateral-based long-term financing sources such as securitization financing, equity capital, and net earnings.  As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year.  We have the ability to utilize our NOL carryforwards to offset taxable income, thereby giving us the flexibility to reduce our REIT distribution requirements.  This would allow us to retain capital and increase our book value per common share and also increase our liquidity by reducing or eliminating our dividend payout to common shareholders.

During 2008, we purchased approximately $365.4 million of Hybrid Agency MBS, using repurchase agreements and equity capital to finance the acquisitions.  During 2008, we received principal payments and sale proceeds on Agency MBS of $61.7 million.  We generally intend to hold our Agency MBS as a long-term investment, but we will occasionally sell these securities when market conditions warrant or to manage our interest-rate risks or liquidity needs.  During 2008, we also purchased $10.0 million in equity securities.

We have filed a registration statement on Form S-3 to register $1 billion of equity and debt securities.  The Form S-3, which was filed on February 29, 2008 and declared effective on April 17, 2008, will allow us to issue shares of common or preferred stock, debt securities such as secured or unsecured senior notes or subordinated notes, and warrants.  To date we have not raised any capital via the sale of securities under the Form S-3.  To the extent that we raise capital through the capital markets, we currently anticipate using cash proceeds to purchase additional investments, potentially redeem outstanding securitization financing, and for other general corporate purchases.  The specific uses of the capital raise will be further discussed in any prospectus supplement issued in connection with the capital raise.

In deploying any new capital raised, we are likely to utilize repurchase agreement financing which will subject us to liquidity risk driven by fluctuations in market values of the collateral pledged to support the repurchase agreement.  We will attempt to mitigate this risk by limiting the investments that we purchase to higher-credit quality investments, and by managing certain aspects of the investments such as potential market value changes from changes in interest rates, as much as possible.  We will also seek to manage the ratio of our debt-to-equity in order to give us financial flexibility and allow us to better manage through, and possibly take advantage of, periods of market volatility.  Our operating policies provide that repurchase agreements used to finance Agency MBS will be in the range of five to nine times to our equity capital.  Our current debt-to-equity ratio for Agency MBS at December 31, 2008 was seven times our equity capital.  Our overall debt-to-equity ratio including securitization financing was approximately four times at December 31, 2008.

Repurchase agreement financing is recourse to both the assets pledged and to us.  We are required to post margin to the lender (i.e., collateral deposits in excess of the repurchase agreement financing) in order to support the amount of the financing and to give the lender a cushion against the value of the collateral pledged.  The repurchase agreement lender at any time can request that we post additional margin (or “margin calls”), and in certain circumstances can request that we repay all financing balances.  If we fail to meet this margin call, the lender can terminate the repurchase agreement and immediately sell the collateral.  Repurchase agreement borrowings generally will have a term of between one and three months and carry a rate of interest based on a spread to an index such as LIBOR.  Our repurchase agreements are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms.  If we fail to repay the lender at maturity, the lender has the right to immediately sell the collateral and pursue us for any shortfall if the sales proceeds are inadequate to cover the repurchase agreement financing.

While repurchase agreement funding currently remains available to us at attractive rates, we are cautious as to the use of repurchase agreements given the state of the global banking system and the overall health of financial institutions.  Our repurchase agreement counterparties are both foreign and domestic institutions and we believe substantially all of these institutions have received some form of assistance from their respective federal government or central bank.  To protect against unforeseen reductions in our borrowing capabilities, we maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties and an asset “cushion,” comprised of cash and cash equivalents, unpledged Agency MBS and collateral in excess of margin requirements held by our counterparties, to meet potential margin calls.  At December 31, 2008, we had cash and unpledged Agency MBS of $38.6 million.  In addition to these measures, we manage our debt to equity ratio as discussed above.

Notwithstanding our efforts to manage our repurchase agreement counterparties, as a result of market events in 2008, several of our repurchase agreement lenders were acquired.  In addition, certain lenders acted to decrease their own leverage ratios by decreasing the amount of repurchase funding they make available.  In the normal course of our business, we continually seek to obtain new repurchase agreement counterparties.

As previously noted, securitization financing represents bonds issued that are recourse only to the assets pledged as collateral to support the financing and are not otherwise recourse to us.  At December 31, 2008, we had $178.2 million of non-recourse securitization financing outstanding, most of which carries a fixed rate of interest.  The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk.  Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bond equals 35% or less of the original principal balance of the bonds.  At December 31, 2008, we had the right to redeem $18.3 million in securitization financing but had not exercised this right.

We believe that we have adequate financial resources to meet our obligations, including margin calls, to fund dividends that we declare, and to fund our operations.  Should the various federal governments and central banks around the world be unsuccessful in stabilizing the global credit markets, causing market volatility in prices of investments that we own, particularly Agency MBS, or cause continued weakness in financial institutions, we may be subject to margin calls from fluctuating values of assets pledged to support repurchase agreement financing, or financial institutions may be unable or unwilling to renew such financing depending on the severity of the market volatility.  In such an instance, we may be forced to liquidate investments in potentially unfavorable market conditions.

Contractual Obligations and Commitments

The following table shows expected cash payments on our contractual obligations as of December 31, 2008 for the following time periods:

(amounts in thousands)	Payments due by period
Contractual Obligations(1)	Total	< 1 year	1-3 years	3-5 years	> 5 years
Long-Term Debt Obligations:(2)
Securitization financing(3)	$322,534	$50,242	$211,507	$23,886	$36,899
Repurchase agreements	274,217	274,217	–	–	–
Operating lease obligations	769	145	461	163	–
Obligation under payment agreement(4)	23,627	1,557	20,965	315	790
Total	$621,147	$326,161	$232,933	$24,364	$37,689

(1)
As the master servicer for certain of the series of non-recourse securitization financing securities which we have issued, and certain loans which have been securitized but for which we are not the master servicer, we have an obligation to advance scheduled principal and interest on delinquent loans in accordance with the underlying servicing agreements should the primary servicer of the loan fail to make such advance.  Such advance amounts are generally repaid in the same month as they are made, or shortly thereafter, and the contractual obligation with respect to these advances is excluded from the above table.  During 2008, our average monthly servicing advance was $0.2 million.

(2)	Amounts presented for Long-Term Debt Obligations include estimated principal and interest on the related obligations.
(3)
Securitization financing is non-recourse to us as the bonds are payable solely from loans and securities pledged as securitized mortgage loans.  Payments due by period were estimated based on the principal repayments forecast for the underlying loans, substantially all of which is used to repay the associated securitization financing outstanding.

(4)
We entered an agreement to contribute to a joint venture all of the net cash flows, including principal and interest,  from our interests in a pool of securitized commercial mortgage loans pursuant to a payment agreement.  By agreement, the joint venture is scheduled to dissolve in 2009, unless extended by the joint venture partners.  For purposes of this table, we have assumed the joint venture continues in existence indefinitely.

Off-Balance Sheet Arrangements

We do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Selected Quarterly Results

The following tables present our unaudited selected quarterly results for 2008 and 2007.

Summary of Selected Quarterly Results (unaudited)
(amounts in thousands except  per share data)

Year Ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Net interest income	$2,421	$2,501	$2,787	$2,838
Net interest income after (provision for) recapture of loan losses	2,395	2,180	2,338	2,643
Net income (1)	5,319	4,296	3,045	2,461
Basic net income per common share	0.36	0.27	0.17	0.12
Diluted net income per common share	0.32	0.26	0.17	0.12
Cash dividends declared per common share	0.10	0.15	0.23	0.23

Average interest-earning assets (2)	301,133	353,189	480,760	558,473
Average borrowed funds	207,151	258,435	391,354	451,744

Net interest spread on interest-earning assets	1.18%	1.50%	1.64%	1.38%
Average asset yield	8.18%	7.35%	6.38%	6.06%
Net yield on average interest-earning assets(3)	3.36%	3.19%	2.86%	2.77%
Cost of funds	7.00%	5.85%	4.74%	4.68%

Year Ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Net interest income	$2,460	$2,963	$2,457	$2,803
Net interest income after provision for loan losses	2,983	3,665	2,584	2,732
Net income	1,942	2,702	2,686	1,569
Basic and diluted net income per common share	0.08	0.14	0.14	0.05
Cash dividends declared per common share	–	–	–	–

Average interest-earning assets (2)	359,115	343,436	324,087	306,234
Average borrowed funds	301,139	287,263	256,311	217,816

Net interest spread on interest-earning assets(4)	1.35%	2.17%	1.39%	1.79%
Average asset yield	8.32%	8.41%	8.44%	8.63%
Net yield on average interest-earning assets (3)	2.48%	3.19%	2.86%	2.77%
Cost of funds(4)	6.97%	6.24%	7.05%	6.85%

(1)
The decrease in net income during the fourth quarter of 2008 relates primarily to losses incurred by a joint venture, which is accounted for under the equity method.  The loss was related to $2.2 million decreases in the fair value of CMBS owned by the joint venture.

(2)	Excludes cash and cash equivalents.
(3)	Computed as net interest income excluding non-interest securitization financing expenses divided by average interest-earning assets.
(4)
Second quarter 2007 net interest spread increased compared to other quarters and cost of funds decreased due to amortization of asset discounts and bond premiums resulting from the prepayment of three commercial loans that constituted 17% of outstanding unpaid principal balance.

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

Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

Reinvestment.  Yields on assets in which we invest now are generally lower than yields on existing assets that we may sell or which may be repaid, due to lower overall interest rates and more competition for these assets as investment assets have repaid or been sold.  We have generally been unable to find investments which have acceptable risk adjusted yields.  As a result, our net interest income has been declining, and may continue to decline in the future, resulting in lower earnings per share over time.  In order to maintain our investment portfolio size and our earnings, we need to reinvest a portion of the cash flows we receive into new interest-earning assets.  If we are unable to find suitable reinvestment opportunities, the net interest income on our investment portfolio and investment cash flows could be negatively impacted.

Economic Conditions.  We are affected by general economic conditions.  We may experience an increase in defaults on our loans as a result of an economic slowdown or recession.  This could result in our potentially having to provide for additional allowance for loan losses.  In addition, economic conditions can result in increased market volatility, as we experienced in 2008.  As a result of our investments being pledged as collateral for short-term borrowings, high levels of market volatility can result in margin calls and involuntary investments sales as well as volatility in our earnings and cash flows.

Investment Portfolio Cash Flow.  Cash flows from the investment portfolio fund our operations, dividends, and repayments of outstanding debt, and are subject to fluctuation due to changes in interest rates, repayment rates and default rates and related losses.  We have securitized loans, which may have been pledged as collateral to support securitization financing bonds.  Based on the performance of the underlying assets within the securitization structure, cash flows which may have otherwise been paid to us as a result of our ownership interest may be retained within the structure to make payments on the securitization financing bonds.  Cash flows from the investment portfolio are likely to sequentially decline until we meaningfully begin to reinvest our capital.  There can be no assurances that we will find suitable investment alternatives for our capital, nor can there be assurances that we will meet our reinvestment and return hurdles.

Defaults.  Defaults by borrowers on loans we securitized may have an adverse impact on our financial performance, if actual credit losses differ materially from our estimates or exceed reserves for losses recorded in the financial statements.  The allowance for loan losses is calculated on the basis of historical experience and management’s best estimates.  Actual default rates or loss severity may differ from our estimate as a result of economic conditions.  Actual defaults on adjustable rate mortgage loans may increase during a rising interest rate environment or for other reasons, such as rising unemployment.  In addition, commercial mortgage loans are generally large dollar balance loans, and a significant loan default may have an adverse impact on our financial results.  Such impact may include higher provisions for loan losses and reduced interest income if the loan is placed on non-accrual.

Interest Rate Fluctuations.  Our income and cash flow depends on our ability to earn greater interest on our investments than the interest cost to finance those investments.  Interest rates in the markets served by us generally rise or fall with interest rates as a whole.  At December 31, 2008, approximately $179 million of our investments, including loans and securities currently pledged as securitized mortgage loans and securities, were fixed rate and approximately $373 million of our investments were variable rate.  We financed these fixed rate assets through $151 million of fixed rate securitization financing, $28 million of variable rate securitization financing, and $274 million of variable rate repurchase agreements.  The net interest spread for these investments could decrease during a period of rapidly rising short-term interest rates, since the investments generally have interest rates which reset on a delayed basis and have interim interest rate caps; the related borrowing has no delayed resets or such interest rate caps.

Third-party Servicers.  Our loans and loans underlying securities are serviced by third-party service providers.  As with any external service provider, we are subject to the risks associated with inadequate or untimely services.  Many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures.  A substantial increase in our delinquency rate that results from improper servicing or loan performance in general may have an adverse effect on our earnings.

Prepayments.  Prepayments on loans we securitized and Agency MBS, in which we have invested, may have an adverse impact on our financial performance.  Prepayments are expected to increase during a declining interest rate or flat yield curve environment.  Our exposure to rapid prepayments is primarily (i) the faster amortization of premium on our investments and, to the extent applicable, amortization of bond discount, and (ii) the replacement of investments in our portfolio with lower yielding investments.

Competition.  The financial services industry is a highly competitive market in which we compete with a number of institutions with greater financial resources.  In purchasing portfolio investments, we compete with other mortgage REITs, investment banking firms, savings and loan associations, commercial banks, mortgage bankers, insurance companies, federal agencies and other entities, many of which have greater financial resources and a lower cost of capital than we do.  Increased competition in the market and our competitors greater financial resources have adversely affected us and may continue to do so.  Competition may also continue to keep pressure on spreads resulting in us being unable to reinvest our capital on an acceptable risk-adjusted basis.

Regulatory Changes.  Our businesses as of and for the year ended December 31, 2008 were not subject to any material federal or state regulation or licensing requirements.  However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect us and the performance of our securitized loan pools or our ability to collect on our delinquent property tax receivables.  We are a REIT and are required to meet certain tests in order to maintain our REIT status as described in the earlier discussion of “Federal Income Tax Considerations” in Item 1, Business.  If we should fail to maintain our REIT status, we would not be able to hold certain investments and would be subject to income taxes.

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

Other.  The following risks, which are discussed in more detail in Item 1A, Risk Factors above, could also affect our results of operations, financial condition and cash flows:

•
We rely on Fannie Mae and Freddie Mac as guarantors on MBS in which we invest.  The federal conservatorship of Fannie Mae and Freddie Mac and related efforts may prove unsuccessful in stabilizing Fannie Mae and Freddie Mac, which may impact their ability to perform under the guaranty.

•	The attempts to stabilize the U. S. housing and mortgage market may make the U.S. Treasury a direct competitor for mortgage assets and may prove unsuccessful.
•	The federal conservatorship of Fannie Mae and Freddie Mac may lead to structural changes in Agency RMBS and Fannie Mae and Freddie Mac which may adversely affect our business.
•
There can be no assurance that the actions taken by the U.S. and foreign governments, central banks and other governmental and regulatory bodies for the purpose of seeking to stabilize the financial markets will achieve the intended effect or benefit our business, and further government or market developments could adversely affect us.

•
Our business strategy involves the use of leverage, including short-term repurchase agreements. Changes to the availability and terms of this leverage may adversely affect the return on our investments, result in losses when conditions are unfavorable, and may reduce cash available for distribution to our shareholders.

•	Adverse developments involving major financial institutions or one of our lenders could result in a rapid reduction in our ability to borrow and adversely affect our business and profitability.
•	Our profitability may be limited by a reduction in our leverage.
•	If we are unable to renew our borrowings at favorable rates, we may be forced to sell assets and our profitability may be adversely affected.
•
If a lender to us in a repurchase transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if we default on our obligations under the repurchase agreement, we would incur losses.

•	Our use of repurchase agreements to borrow money may give our lenders greater rights in the event of bankruptcy.
•	Our ownership of securitized mortgage loans subjects us to credit risk and we provide for loss reserves on these loans as required under GAAP.
•	Our efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans or losses on our investments.
•
Certain investments employ internal structural leverage as a result of the securitization process and are in the most subordinate position in the capital structure, which magnifies the potential impact of adverse events on our cash flows and reported results.

•	We may be subject to the risks associated with inadequate or untimely services from third-party service providers, which may harm our results of operations.
•	Guarantors may fail to perform on their obligations to our securitization trusts.
•	The commercial mortgage loans in which we have invested are subject to delinquency, foreclosure and loss, which could result in losses for us.
•	The volatility of certain mortgaged property values may adversely affect our commercial mortgage loans.
•	Prepayment rates on the mortgage loans underlying our investments may adversely affect our profitability and subject us to reinvestment risk.
•
Interest rate fluctuations, particularly increases in interest rates on which our borrowings are based, may have various negative effects on us and could lead to reduced earnings and/or increased earnings volatility.  In addition, adjustments of interest rates on our borrowings may not be matched to interest rate indexes on our investments.

•	A flat or inverted yield curve may adversely affect Agency MBS prepayment rates and supply.
•	Interest rate caps on the adjustable rate mortgage loans collateralizing our investments may adversely affect our profitability if interest rates increase.
•	Because we acquire securities with a fixed-rate of interest for at least an initial period, an increase in interest rates may adversely affect our book value.
•	A decline in the market value of our assets may result in margin calls that may force us to sell assets under adverse market conditions and may cause a decline in our book value.
•	Our use of hedging strategies to mitigate our interest rate exposure may not be effective, may adversely affect our earnings, and may expose us to counterparty risks.
•	We may enter into Hedging Instruments that could expose us to contingent liabilities in the future.
•	Competition may prevent us from acquiring new investments at favorable yields potentially negatively impacting our profitability.
•	The stock ownership limit imposed by the Code for REITs and our restated articles of incorporation may restrict our business combination opportunities.
•
The stock ownership limitation contained in our articles of incorporation generally does not permit ownership in excess of 9.8% of our common or capital stock, and attempts to acquire our common or capital stock in excess of these limits will be ineffective unless an exemption is granted by our Board of Directors.

•	Qualifying as a REIT involves highly technical and complex provisions of the Code, and a technical or inadvertent violation could jeopardize our REIT qualification.
•
If we do not qualify as a REIT or fail to remain qualified as a REIT, we may be subject to tax as a regular corporation and could face a tax liability, which would reduce the amount of cash available for distribution to our stockholders.

•	Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow and our results.
•	If we fail to maintain our REIT status, our business operations may be impacted.
•	Dividends payable to REITs do not qualify for the reduced tax rates available for some dividens.
•	The failure of investments subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.
•	Certain of our securitization trusts, which qualify as “taxable mortgage pools,” require us to maintain equity interests in the securitization trusts.
•	Recognition of excess inclusion income by us could have adverse consequences to us or our shareholders.
•	Maintaining REIT status may reduce our flexibility to manage our operations.
•	If we fail to properly conduct our operations we could become subject to regulation under the Investment Company Act of 1940.
•	We may change our investment strategy, operating policies, dividend policy and/or asset allocations without shareholder consent.
•	We are dependent on certain key personnel.
•	Our reported income depends on accounting conventions and assumptions about the future that may change.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 addresses reporting requirements in the financial statements of non-controlling interests to their equity share of subsidiary investments.  SFAS 160 applies to reporting periods beginning after December 15, 2008.  We do not believe this pronouncement will have a material effect on our financial statements.

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

On January 12, 2009, the FASB issued FASB Staff Position (“FSP”)  EITF 99-20-1 “Amendments to the Impairment Guidance of EITF 99-20” (“EITF 99-20-1”), which amends the impairment guidance in EITF 99-20 to achieve more consistent determination of whether an other-than-temporary impairment has occurred for all beneficial interests within the scope of EITF 99-20.  EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, on a prospective basis.  EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those that a “market participant” would use and instead requires that an other–than–temporary impairment be recognized as a realized loss through earnings when it its “probable” there has been an adverse change in the holder’s estimated cash flows from cash flows previously projected.  This change is consistent with the impairment models contained in SFAS 115.  EITF 99-20-1 requires that the holder consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows.  Such information generally should include the remaining payment terms of the security, prepayments speeds, financial condition of the issuer, expected defaults, and the value of any underlying collateral.  The holder should also consider industry analyst reports and forecasts, sector credit ratings, and other market data that are relevant to the collectability of the security.  Our adoption of EITF 99-20-1 at December 31, 2008 did not have a material impact on our financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4” and “FIN 46(R)-8”).  FSP SFAS 140-4 and FIN 46(R)-8 amend SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) and FIN No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of Accounting Research Bulletin No. 51” (“FIN 46(R)”) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities and is effective for interim or annual reporting periods ending after December 15, 2008.  The adoption of FSP SFAS 140-4 and FIN 46(R)-8 did not have a material impact on our financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”).  EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  Our adoption of EITF 03-6-1 on January 1, 2009 is not expected to have a material impact on our consolidated financial statements.

On February 20, 2008, the FASB issued FSP 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”), which provides guidance on accounting for transfers of financial assets and repurchase financings.  FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).  However, if certain criteria, as described in FSP 140-3, are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140.  If the linked transaction does not meet the requirements for sale accounting, the linked transaction shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet.  FSP 140-3 is effective on a prospective basis for fiscal years beginning after November 15, 2008, with earlier application not permitted.  We are currently evaluating the impact, if any, that the adoption of FSP 140-3 will have on our financial statements.

On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements” (“SFAS 157”) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The issuance of FSP 157-3 did not have any impact on our determination of fair value for our financial assets.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage risks related to our investment strategy, including interest rate, prepayment, reinvestment, market value, liquidity and credit risks.  We do not seek to avoid risk completely, but rather, we attempt to manage these risks while earning an acceptable risk-adjusted return for our shareholders.  Below is a discussion of the current risks in our business model and investment strategy.

Prepayment and Reinvestment Risk

We are subject to prepayment risk from premiums paid on our investments and for discounts accepted on the issuance of securitization financing.  In general, purchase premiums on our investments and discounts on securitization financing are amortized as a reduction in interest income or an increase in interest expense using the effective yield method under GAAP, adjusted for the prepayment activity of the investment and/or securitization financing.  An increase in the rate of prepayment will typically accelerate the amortization of purchase premiums or issuance discounts, thereby reducing the yield/interest income earned on such assets or increasing the cost of such financing.

We are also subject to reinvestment risk.  In the current economic climate, yields on assets in which we invest now are generally lower than yields on existing assets that we may sell or which may be repaid, due to lower overall interest rates and more competition for these assets as investment assets have repaid or been sold.  We have generally been unable to find investments which have acceptable risk adjusted yields.  As a result, our net interest income has been declining, and may continue to decline in the future, resulting in lower earnings per share over time.  In order to maintain our investment portfolio size and our earnings, we need to reinvest a portion of the cash flows we receive into new interest-earning assets.  If we are unable to find suitable reinvestment opportunities, the net interest income on our investment portfolio and investment cash flows could be negatively impacted.

Market Value Risk

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest rates and changes in the perceived risk in owning such financial instrument.  Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of our market risk management extends beyond derivatives to include all market risk sensitive financial instruments.  Certain of our investments are classified as available for sale and as such they are reflected at fair value in our financial statements.  Certain of our investments are carried at historical cost in accordance with GAAP.  Regardless of whether an investment is carried at fair value in our financial statements, we will monitor the change in market value on all of our investments.  In particular, we will monitor changes in the value of investments which collateralize a repurchase agreement for liquidity management and other purposes.  We attempt to manage this risk by managing our exposure to factors that can impact the market value of our investments  such as changes in interest rates.  We may also enter into derivative transactions, which would tend to increase in value when our investment portfolio decreases in value.  At December 31, 2008, we had not entered into any such derivative transactions.  See the analysis in Tabular Presentation below, which presents the estimated change in our portfolio given changes in market interest rates.

Liquidity Risk

We have historically financed our investments and operations from a variety of sources, including a mix of collateral-based short-term financing sources such as repurchase agreements, collateral-based long-term financing sources such as securitization financing, equity capital, and net income.  Repurchase agreement financing is recourse to both us and the assets pledged and requires us to post margin (i.e., collateral deposits in excess of the repurchase agreement financing).  The repurchase agreement counterparty at any time can request that we post additional margin or repay all financing balances.  Repurchase agreement financing is not committed financing, and it generally renews or rolls on a set schedule, typically a period between 30 and 90 days.  The amounts advanced to us by the repurchase agreement counterparty are determined largely based on the fair value of the asset pledged to the counterparty, subject to its willingness to provide financing.  Should the value of our investment securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  Given the uncommitted nature of repurchase agreement financing and the varying collateral requirements with regard to collateral quality and amount, we cannot assure that we will always be able to roll over our repurchase agreements as they mature.  If we fail to meet margin calls or repay repurchase agreement borrowings when due, our lenders have the right to terminate these agreements and sell the underlying collateral, possibly under adverse conditions.

In order to attempt to mitigate liquidity risk, we typically pledge only Agency MBS to secure our outstanding repurchase agreements, though from time-to-time we may pledge non-Agency MBS as collateral provided repurchase agreement financing is available.  Agency MBS generally are considered the most liquid security in the marketplace and is generally less subject to extreme shifts in market value.  We attempt to maintain an appropriate amount of cash and unpledged investments in order to meet margin calls on our repurchase agreements and to fund our on-going operations.  See also “Liquidity and Capital Resources” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Credit Risk

Credit risk is the risk that we will not receive all contractual amounts due on investments that we have purchased as a result of a default by the borrower or guarantor and the resulting deficiency in proceeds from the liquidation of the collateral securing the obligation.  All of our investments have credit risk in varying degrees.

Some of our investments including Agency MBS and certain securitized mortgage loans include guaranty of payment from third parties.  For example, our Agency MBS have credit risk to the extent that Fannie Mae or Freddie Mac fail to remit payments on these MBS for which they have issued a guaranty of payment.  In addition, certain of our securitized mortgage loans have “pool” guarantees where certain parties provide guarantees of repayment on pools of loans up to a limited amount.

The following table presents information at December 31, 2008 with respect to our investments and the amounts guaranteed, if applicable.

Investment (amounts in thousands)	Amortized Cost Basis	Amount of Guaranty	Guarantor	Average Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$311,576	$306,592	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	65,490	6,935	American International Group	A3
Single-family	23,081	22,621	PMI/GEMICO	B3/Baa1
Defeased loans	11,144	11,118	Fully secured with cash

Without Guaranty of Payment
Securitized mortgage loans:
Commercial	98,856	–
Single-family	48,963	–
Investment in joint venture	5,655	–
Other investments	12,735	–

	577,500	347,266
Allowance for loan losses	(3,707)	–

Total investments	$573,973	$347,266

(1)	Reflects lowest rating of the three nationally-recognized ratings agencies for the senior unsecured debt of the guarantor.

Aside from guaranty of payment, for our securitized mortgage loans, we have limited our credit risk through the securitization process and the issuance of securitization financing.  The securitization process limits our credit risk from an economic point of view as the securitization financing is recourse only to the assets pledged.  Therefore, from an economic point of view, our risk is limited to the difference between the amount of securitized mortgage loans pledged and the amount of securitization financing outstanding.  This difference is referred to as “overcollateralization.”  We have also attempted to minimize our credit risk through the prudent underwriting of loans at their origination, the seasoning of the loans and the close monitoring of the performance of the servicer of the loan.  Where we have retained credit risk, we provide an allowance for loan loss.

The following table presents information for securitized mortgage loans at December 31, 2008.

Investment (amounts in thousands)	Amortized Cost Basis of loans	Average Seasoning (in years)	Current Loan-to-Value based on Original Appraised Value	Amortized Cost Basis of Delinquent Loans(1)		Delinquency %
Commercial mortgage loans	$174,185	13	50%	$3,080		1.77%
Single-family mortgage loans	71,663	15	53%	6,068	(2)	8.47%

(1)	Loans contractually delinquent by 30 or more days.
(2)	Of the $6,068 of delinquent single-family loans, approximately $1,871 are pool insured and, of the remaining $4,197, $3,622 of the loans made a payment within the 90 days prior to December 31, 2008.

Loans secured by low-income multifamily housing tax credit (“LIHTC”) properties account for 88% of our securitized commercial loan portfolio.  LIHTC properties are properties eligible for tax credits under Section 42 of the Internal Revenue Code (the “Code”).  Section 42 of the Code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low income families for as much as 90% of the eligible cost basis of the property.  Failure by the borrower to comply with certain income and rental restrictions required by Section 42 or, more importantly, a default on a loan financing a Section 42 property during the Section 42 prescribed tax compliance period (generally 15 years from the date the property is placed in service) can result in the recapture of previously used tax credits from the borrower.  The potential cost of tax credit recapture provides an incentive to the property owner to support the property during the compliance period.  The following table shows the weighted average remaining compliance period of our portfolio of LIHTC commercial loans at December 31, 2008 as a percent of the total LIHTC commercial loan portfolio.

Months remaining to end of compliance period	As a Percent of Unpaid Principal Balance
Compliance period already exceeded	25.9%
Up to one year remaining	21.2
Between one and three years remaining	52.0
Between four and six years remaining	0.9
Total	100.0%

There were two delinquent LIHTC commercial mortgage loans with a total unpaid principal balance of $3.1 million at December 31, 2008.  There were no delinquent LIHTC commercial mortgage loans at December 31, 2007.

Interest Rate Risk

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we invest in Agency MBS and securitized mortgage loans on a leveraged basis.  At any given time, these investments may consist of Hybrid Agency ARMs which have a fixed rate of interest for an initial period, and Agency ARMs or adjustable-rate loans which generally have interest rates which reset annually based on a spread to an index such as LIBOR, and which are subject to interim and lifetime interest rate caps.  Of our Agency ARMs and adjustable-rate loans, approximately 4% of these loans reset based upon the level of six month LIBOR, 79% reset based on the level of one-year LIBOR and 16% reset based on the level of one-year CMT.  The interest rate caps could limit the amount that the interest rate may reset.  Generally the borrowings used to finance these assets will have interest rates resetting every 30-to-90 days and they will not have periodic and lifetime interest rate caps.  Periodic caps ranges from 1-2% annually, and lifetime caps are generally 5%.  In addition, certain of our securitized mortgage loans have a fixed rate of interest and are financed with borrowings with interest rates that adjust monthly.  During a period of rising short-term interest rates, the rates on our borrowings will reset higher on a more frequent basis than the interest rates on our investments, decreasing our net interest income earned and the corresponding cash flow on our investments.  Conversely, net interest income may increase following a fall in short-term interest rates.  This increase may be temporary as the yields on the adjustable-rate loans adjust to the new market conditions after a lag period.  The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap, cap or floor agreements, to the extent that we have entered into such agreements.

At December 31, 2008, the interest-rates on our investments and the associated borrowings, if any, on these investments will prospectively reset based on the following time frames (not considering the impact of prepayments):

	Investments		Borrowings
(amounts in thousands)	Amounts (1)	Percent	Amounts	Percent
Fixed-Rate Investments/Obligations	$184,877	33.0%	$159,121	34.5%

Adjustable-Rate Investments/Obligations:
Less than 3 months	–	–	301,795	65.5
Greater than 3 months and less than 1 year	156,279	28.0	–	–
Greater than 1 year and less than 2 years	116,304	20.8	–	–
Greater than 2 years and less than 3 years	68,246	12.2	–	–
Greater than 3 years and less than 5 years	33,404	6.0	–	–
Total	$559,110	100.0%	$460,916	100.0%

(1)	The investment amount represents the fair value of the related securities and amortized cost basis of the related loans, excluding any related allowance for loan losses.

At December 31, 2007, the interest-rates on our investments and the associated borrowings, if any, on these investments will prospectively reset based on the following time frames (not considering the impact of prepayments):

	Investments		Borrowings
(amounts in thousands)	Amounts(1)	Percent	Amounts	Percent
Fixed-Rate Investments/Obligations	$212,312	73.6%	$187,419	83.0%

Adjustable-Rate Investments/Obligations:
Less than 3 months	–	–	38,374	17.0
Greater than 3 months and less than 1 year	76,328	26.4	–	–
Greater than 1 year and less than 2 years	–	–	–	–
Greater than 2 years and less than 3 years	–	–	–	–
Greater than 3 years and less than 5 years	–	–	–	–
Total	$288,640	100.0%	$225,793	100.0%

(1)	The investment amount represents the fair value of the related securities and amortized cost basis of the related loans, excluding any related allowance for loan losses.

Adjustable rate mortgage loans collateralize our Hybrid Agency and Agency ARM MBS portfolio.  The interest rates on the adjustable rate mortgage loans are typically fixed for a predetermined period and then adjust annually to an increment over a specified interest rate index.  The following tables present information about the lifetime and interim interest rate caps on our Hybrid Agency MBS portfolio as of December 31, 2008:

Lifetime Interest Rate Caps on ARM MBS		Interim Interest Rate Caps on ARM MBS
	% of Total		% of Total
9.0% to 10.0%	21.68%	2.0%	41.61%
>10.0% to 11.0%	54.01%	5.0%	58.39%
>11.0% to 12.0%	24.31%		100.00%
	100.00%

Interest rate caps impact a security’s yield and its to reset to market rates.

In an effort to mitigate the interest-rate risk associated with the mismatch in the timing of the interest rate resets in our investments versus our borrowings, we may enter into derivative transactions, in the form of forward purchase commitments and interest rate swaps, which are intended to serve as a hedge against future interest rate increases on our repurchase agreements, which rates are typically LIBOR based.  Swaps generally result in interest savings in a rising interest rate environment, while in a declining interest rate environment generally result in our paying the stated fixed rate on the notional amount for each of the swap transactions, which could be higher than the market rate.

We take into account both anticipated coupon resets and expected prepayments when measuring the sensitivity of our Agency MBS investments to changes in interest rates.  In measuring our repricing gap (i.e., the weighted average time period until our Agency MBS are expected to prepay or reprice less the weighted average time period for liabilities to reprice (or “Repricing Gap”)), we measure the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on the Agency MBS investments; and (b) the months remaining until our repurchase agreements mature, applying the same projected prepayment rate and including the impact of derivative transactions, if any.  A constant prepayment rate (or “CPR”) is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.

The following table presents information at December 31, 2008 about our Repricing Gap based on contractual maturities (i.e., 0% CPR), and applying a 15% CPR, 25% CPR and 35% CPR.

CPR	Estimated Months toAsset Reset or Expected Prepayment	Estimated Months to Liabilities Reset	Repricing Gap in Months
0% (1)	21 months	1 month	20 months
15%	18 months	1 month	17 months
25%	16 months	1 month	15 months
35%	14 months	1 month	13 months

(1)	Reflects contractual maturities, which do not consider any prepayments.

TABULAR PRESENTATION

We monitor the aggregate cash flow, projected net interest income and estimated market value of our investment portfolio under various interest rate and prepayment assumptions.  While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

The information presented in the table below projects the impact of sudden changes in interest rates on our annual projected net interest income and projected portfolio value, as more fully discussed below, based on our investments at December 31, 2008, and includes all of our interest rate-sensitive assets and liabilities, except for equity securities with a carrying value of $3.6 million.  We had no hedges at December 31, 2008.

Changes in projected net interest income equals the change that would occur in the calculated net interest income for the next twenty-four months relative to the 0% change scenario if interest rates were to instantaneously parallel shift to and remain at the stated level for the next twenty-four months.

Changes in projected market value equals the change in value of our assets that we carry at fair value rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements, in the event of an interest rate shift as described above.  We acquire interest rate-sensitive assets and fund them with interest rate-sensitive liabilities.  We generally plan to retain such assets and the associated interest rate risk to maturity.

The analysis below is heavily dependent upon the assumptions used in the model.  The effect of changes in future interest rates beyond the forward LIBOR curve, the shape of the yield curve or the mix of our assets and liabilities may cause actual results to differ significantly from the modeled results.  In addition, certain investments which we own provide a degree of “optionality.” The most significant option affecting the portfolio is the borrowers’ option to prepay the loans.  The model applies prepayment rate assumptions representing management’s estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio.  The model applies the same prepayment rate assumptions for all five cases indicated below for all investments owned by us except for Agency MBS.  For Agency MBS, prepayment rates are adjusted based on modeled and management estimates for each of the rate scenarios set forth below.  The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis.  Furthermore, the projected results assume no additions or subtractions to our portfolio, and no change to our liability structure.  Historically, there have been significant changes in our investment portfolio and the liabilities incurred by us in response to interest rate movement, as such changes are a tool by which we can mitigate interest rate risk in response to changed conditions.  As a result of anticipated prepayments on assets in the investment portfolio, there are likely to be such changes in the future.

The table below represents immediate changes, or “shocks,” to the interest rate environment as it existed as of December 31, 2008.  At that date, one-month LIBOR was 0.43% and six-month LIBOR was 1.75%.  The interest rate environment at December 31, 2008 reflected elevated short-term LIBOR rates given the conditions that existed in the credit markets at that time.  Modeled LIBOR rates used to determine the Base Case ranged from a low of 0.43% to a high of 3.44% during the modeled period.

Basis Point Change in Interest Rates	Percentage change in projected net interest income	Percentage change in projected market value

+200	(14.44)%	(1.44)%
+100	(5.59)%	(0.66)%
0	–	–
-100	0.39%	0.42%
-200	(3.42)%	0.68%

General

Many assumptions are made to present the information in the above table and, as such, there can be no assurance that assumed events will occur, or that other events will not occur, that would affect the outcomes; therefore, the above tables and all related disclosures constitute forward-looking statements.  The analyses presented utilize assumptions and estimates based on management’s judgment and experience.  Furthermore, future sales, acquisitions and restructuring could materially change the interest rate risk profile for us.  The tables quantify the potential changes in net income and net asset value should interest rates be shocked.  The results of interest rate shocks of plus and minus 100 and 200 basis points are presented.  The cash flows associated with the portfolio of mortgage-related assets for each rate shock are calculated based on a variety of assumptions including prepayment speeds, time until coupon reset, yield on future acquisitions, slope of the yield curve and size of the portfolio.  Assumptions made on the interest rate-sensitive liabilities, which are repurchase agreements, include anticipated interest rates (no negative rates are utilized), collateral requirements as a percent of the repurchase agreement and amount of borrowing.  Assumptions made in calculating the impact on net asset value of interest rate shocks include interest rates, prepayment rates and the yield spread of mortgage-related assets relative to prevailing interest rates purchase premiums and discounts are amortized based on the constant effective yield calculated at the purchase date.  Therefore, on a tax basis, amortization of premiums and discounts will differ from those reported for financial purposes under GAAP.  At December 31, 2008, the net premium on our investment securities portfolio for financial accounting purposes was $3.5 million (1.2% of the principal balance of our investment securities), and the net discount on our securitization financing for financial accounting purposes was $0.6 million (0.1% of the principal balance of our investments).

In general, we believe that we will be able to reinvest proceeds from scheduled principal payments and prepayments at acceptable yields; however, no assurances can be given that, should significant prepayments occur, market conditions would be such that acceptable investments could be identified and the proceeds timely reinvested.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the related notes, together with the Report of the Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-29 of this annual report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.  Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting was effective as of the end of the period covered by this report.

The Company’s internal control over financial reporting as of December 31, 2008 has been audited by BDO Seidman, LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Form 10-K.  BDO Seidman, LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page F-4 hereof.

ITEM 9B.	OTHER INFORMATION

At a meeting held on February 6, 2009, the Compensation Committee of the Company’s Board of Directors approved the 2008 bonus award to Thomas B. Akin, the Company’s Chairman and Chief Executive Officer, under the Company’s ROAE Bonus Pool.  Pursuant to Mr. Akin’s employment agreement, Mr. Akin was entitled to a cash bonus of up to 100% of his base salary based 50% on the Company’s annual return on adjusted equity for 2008 and 50% on Mr. Akin’s 2008 performance with respect to certain objectives established by the Compensation Committee.  The Compensation Committee determined that Mr. Akin earned an award of $203,125 for 2008 performance under the ROAE Bonus Pool, which equated to approximately 75% of his 2008 base salary.  Mr. Akin was paid $101,562 in cash on February 27, 2009 and the remainder was paid in cash prior to March 15, 2009.

At the same meeting, the Compensation Committee also determined to award a 2008 performance bonus to Stephen J. Benedetti, the Company’s Executive Vice President, Chief Operating Officer and Chief Financial Officer, and Byron L. Boston, the Company’s Chief Investment Officer, applying a similar approach to that used for Mr. Akin’s bonus award under the ROAE Bonus Pool.  The Compensation Committee determined that the Company’s and Mr. Benedetti’s performance for 2008 warranted an award of $177,000, which equated to approximately 75% of his 2008 base salary.  Mr. Benedetti was paid $127,000 in cash on February 27, 2009 and the remainder was paid in cash prior to March 15, 2009.  The Compensation Committee determined that the Company’s and Mr. Boston’s performance for 2008 warranted an award of $189,063, which equated to approximately 75% of his base compensation and amounts earned as a consultant, prior to becoming an employee, and was paid in cash on February 27, 2009.

On March 16, 2009, we entered into a Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co., as sales agent (the “Sales Agent”).  In accordance with the terms of the Sales Agreement, we may offer and sell up to 3,000,000 shares of common stock, par value $0.01 per share (the “Shares”), from time to time through the Sales Agent.  Sales of the Shares, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.  The Sales Agent will make all sales on a best efforts basis using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between us and the Sales Agent.  The compensation payable to the Sales Agent for sales of the Shares sold pursuant to the Agreement shall be equal to up to three percent (3.0%) of the gross sales price per share for any shares of common stock sold under the Sales Agreement.  The Sales Agreement is filed as Exhibit 10.8 to this annual report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is included in the proxy statement for our 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”) under the captions “Election of Directors,” “Committees of the Board,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

The information concerning executive officers of the Company is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is included in the 2009 Proxy Statement under the captions “Executive Compensation” and “Directors’ Compensation,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included in the 2009 Proxy Statement under the captions “Ownership of Stock” and “Equity Compensation Plan Information,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is included in the 2009 Proxy Statement under the captions “Related Person Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is included in the 2009 Proxy Statement under the caption “Audit Information,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Documents filed as part of this report:

1. and 2.
Financial Statements and Schedules
The information required by this section of Item 15 is set forth in the Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm beginning at page F-1 of this annual report on Form 10-K.  The index to the Financial Statements is set forth at page F-2 of this annual report on Form 10-K.

3.	Exhibits

Number	Exhibit
3.1	Restated Articles of Incorporation, effective July 9, 2008 (incorporated herein by reference to Exhibit 3.1 to Dynex’s Current Report on Form 8-K filed July 11, 2008).
3.2	Amended and Restated Bylaws, effective March 26, 2008 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed April 1, 2008).
8.1	Opinion of Troutman Sanders, LLP with respect to certain tax matters (filed herewith).
10.1*	Dynex Capital, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.1.1*	409A Amendment to Dynex Capital, Inc. 2004 Stock Incentive Plan, dated December 31, 2008 (filed herewith).
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

Number	Exhibit
10.5*
Severance Agreement between Dynex Capital, Inc. and Stephen J. Benedetti dated June 11, 2004 (incorporated herein by reference to Exhibit 10.5 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.5.1*	409A Amendment to Severance Agreement between Dynex Capital, Inc. and Stephen J. Benedetti, dated December 31, 2008 (filed herewith).
10.6*
Employment Agreement, dated as of March 31, 2008, between Dynex Capital, Inc. and Thomas B. Akin (incorporated herein by reference to Exhibit 10.6 to Dynex’s Current Report on Form 8-K filed April 4, 2008).

10.7*	Dynex Capital, Inc. 401(k) Overflow Plan, effective July 1, 1997 (incorporated herein by reference to Exhibit 10.7 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
10.8	Sales Agreement, dated as of March 16, 2009, between Dynex Capital, Inc. and Cantor Fitzgerald & Co. (filed herewith)
21.1	List of consolidated entities of Dynex (filed herewith).
23.1	Consent of BDO Seidman, LLP (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
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

DYNEX CAPITAL, INC.
(Registrant)

March 16, 2009	/s/ Stephen J. Benedetti
Stephen J. Benedetti, Executive Vice President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas B. Akin	Chairman and Chief Executive Officer	March 16, 2009
Thomas B. Akin	and Director
(Principal Executive Officer)

/s/ Stephen J. Benedetti	Executive Vice President, Chief	March 16, 2009
Stephen J. Benedetti	Operating Officer and Chief Financial Officer
(Principal Financial Officer)

/s/ Jeffrey L. Childress	Vice President and Controller	March 16, 2009
Jeffrey L. Childress	(Principal Accounting Officer)

/s/ Leon A. Felman	Director	March 16, 2009
Leon A. Felman

/s/ Barry Igdaloff	Director	March 16, 2009
Barry Igdaloff

/s/ Daniel K. Osborne	Director	March 16, 2009
Daniel K. Osborne

/s/ James C. Wheat, III	Director	March 16, 2009
James C. Wheat, III

DYNEX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Annual Report Filed with

Securities and Exchange Commission

December 31, 2008

DYNEX CAPITAL, INC.
INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Dynex Capital, Inc.
Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. (Dynex) as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of Dynex’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynex at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, Dynex adopted FASB Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” effective January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynex's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion thereon.

BDO SEIDMAN, LLP

Richmond, Virginia
March 13, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Dynex Capital, Inc.
Glen Allen, Virginia

We have audited Dynex Capital, Inc.’s (Dynex) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Dynex’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on Dynex’s internal control over financial reporting based on our audit.

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

In our opinion, Dynex maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynex Capital, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion thereon.

BDO SEIDMAN, LLP

Richmond, Virginia
March 13, 2009

CONSOLIDATED BALANCE SHEETS
DYNEX CAPITAL, INC.

December 31, 2008 and 2007
(amounts in thousands except share data)

	2008	2007
ASSETS
Agency MBS:
Pledged to counterparties, at fair value	$300,277	$–
Unpledged, at fair value	11,299	7,456
	311,576	7,456

Securitized mortgage loans, net	243,827	278,463
Investment in joint venture	5,655	19,267
Other investments	12,735	28,549
	573,793	333,735

Cash and cash equivalents	24,335	35,352
Restricted cash	2,974	–
Other assets	6,089	5,671
	$607,191	$374,758
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Repurchase agreements	$274,217	$4,612
Securitization financing	178,165	204,385
Obligation under payment agreement	8,534	16,796
Other liabilities	5,866	7,029
	466,782	232,822

Commitments and Contingencies (Note 15 and 16)

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.01 per share,
50,000,000 shares authorized:
9.5% Cumulative Convertible Series D, 4,221,539 shares issued and outstanding
outstanding ($43,218 aggregate liquidation preference)	41,749	41,749
Common stock, par value $.01 per share, 100,000,000 shares authorized,
12,169,762 and 12,136,262 shares issued and outstanding, respectively	122	121
Additional paid-in capital	366,817	366,716
Accumulated other comprehensive (loss) income	(3,949)	1,093
Accumulated deficit	(264,330)	(267,743)
	140,409	141,936
	$607,191	$374,758

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
DYNEX CAPITAL, INC.

Years ended December 31, 2008, 2007 and 2006
(amounts in thousands except share data)

	2008	2007	2006
Interest income:
Securitized mortgage loans	$20,886	$26,424	$46,240
Agency MBS	6,731	110	198
Other investments	1,351	1,633	1,996
Cash and cash equivalents	685	2,611	2,015
	29,653	30,778	50,449
Interest expense:
Securitization financing	13,416	14,999	33,172
Repurchase agreements	4,079	3,546	5,933
Obligation under payment agreement	1,608	1,525	489
Other	3	25	(232)
Interest expense	19,106	20,095	39,362

Net interest income	10,547	10,683	11,087
(Provision for) recapture of loan losses	(991)	1,281	15
Net interest income after (provision for) recapture of loan losses	9,556	11,964	11,102

Equity in (loss) income of joint venture, net	(5,733)	709	(852)
Loss on capitalization of joint venture	–	–	(1,194)
Gain (loss) on sale of investments, net	2,316	755	(183)
Fair value adjustments, net	7,147	–	–
Other income (expense)	7,467	(533)	557
General and administrative expenses
Compensation and benefits	(2,341)	(1,921)	(2,140)
Other general and administrative expenses	(3,291)	(2,075)	(2,381)
Net income	15,121	8,899	4,909
Preferred stock dividends	(4,010)	(4,010)	(4,044)
Net income to common shareholders	$11,111	$4,889	$865

Net income per common share:
Basic and diluted	$0.91	$0.40	$0.07

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
DYNEX CAPITAL, INC.

Years ended December 31, 2008, 2007, and 2006
(amounts in thousands except share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at January 1, 2006	$55,666	$122	$366, 903	$140	$(273,497)	$149,334

Net income	–	–	–	–	4,909	4,909
Other comprehensive income:
Change in market value of securities	–	–	–	891	–	891
Reclassification adjustment for net gains included in net income	–	–	–	(368)	–	(368)
Total comprehensive income						5,432
Redemption of preferred stock	(13,917)	–	(155)	–	–	(14,072)
Conversion of preferred stock for common stock	–	–	4	–	–	4
Dividends on preferred stock	–	–	–	–	(4,044)	(4,044)
Repurchase of common stock	–	(1)	(219)	–	–	(220)
Stock option issuance	–	–	104	–	–	104
Balance at December 31, 2006	41,749	121	366,637	663	(272,632)	136,538

Net income	–	–	–	–	8,899	8,899
Other comprehensive income:
Change in market value of securities	–	–	–	1,256	–	1,256
Reclassification adjustment for net (gains) included in net income	–	–	–	(826)	–	(826)
Total comprehensive income						9,329
Dividends on preferred stock	–	–	–	–	(4,010)	(4,010)
Stock option exercise	–	–	37	–	–	37
Stock option issuance	–	–	42	–	–	42

Balance at December 31, 2007	41,749	121	366,716	1,093	(267,743)	141,936

Cumulative effect of adoption of SFAS 159	–	–	–	–	943	943
Net income	–	–	–	–	15,121	15,121
Other comprehensive income:
Change in market value of securities	–	–	–	(2,725)	–	(2,725)
Reclassification adjustment for net (gains) included in net income	–	–	–	(2,317)	–	(2,317)
Total comprehensive income						10,079

Dividends on common stock	–	–	–	–	(8,641)	(8,641)
Dividends on preferred stock	–	–	–	–	(4,010)	(4,010)
Stock option issuance	–	–	13	–	–	13
Grant and vesting of restricted stock	–	1	88	–	–	89

Balance at December 31, 2008	$41,749	$122	$366,817	$(3,949)	$(264,330)	$140,409

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DYNEX CAPITAL, INC.

Years ended December 31, 2008, 2007 and 2006
(amounts in thousands except share data)
	2008	2007	2006
Operating activities:
Net income	$15,121	$8,899	$4,909
Adjustments to reconcile net income to cash provided by operating activities:
Provision for (recapture of) loan loss	991	(1,281)	(15)
Equity in loss (earnings) of joint venture	5,733	(709)	852
Distribution of joint venture earnings	–	1,125	–
Loss on capitalization of joint venture	–	–	1,194
(Gain) loss on sale of investments	(2,316)	(755)	183
Amortization and depreciation	(1,585)	(583)	(538)
Fair value adjustments, net	(7,147)	–	–
Stock based compensation (benefit) expense	(271)	306	244
Net change in other assets and other liabilities	(3,735)	1,023	596
Net cash and cash equivalents provided by operating activities	6,791	8,025	7,425

Investing activities:
Principal payments received on securitized mortgage loans	33,614	68,787	93,945
Purchase of Agency MBS and other investments	(375,425)	(27,882)	(17,221)
Payments received on Agency MBS and other investments	36,548	9,871	28,819
Proceeds from sales of Agency MBS and other investments	51,423	3,762	3,348
Distributions received from joint venture	4,183	17,095	–
Other	(816)	1,035	(385)
Net cash and cash equivalents (used in) provided by investing activities	(250,473)	72,668	108,506

Financing activities:
Principal payments on securitization financing	(24,114)	(40,547)	(48,283)
Proceeds from sale of securitization financing bonds	–	35,289	–
Borrowings under (repayment of) repurchase agreements, net	269,605	(92,990)	(37,337)
Increase in restricted cash	(2,974)	–	–
Redemption of preferred stock	–	–	(14,068)
Proceeds from issuance of common stock	–	37	–
Repurchase of common stock	–	–	(220)
Dividends paid	(9,852)	(4,010)	(4,378)
Net cash and cash equivalents provided by (used in) financing activities	232,665	(102,221)	(104,286)
Net (decrease) increase in cash and cash equivalents	(11,017)	(21,528)	11,645
Cash and cash equivalents at beginning of year	35,352	56,880	45,235
Cash and cash equivalents at end of year	$24,335	$35,352	$56,880

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.

December 31, 2008, 2007, and 2006
(amounts in thousands except share and per share data)

NOTE 1 – ORGANIZATION

Dynex Capital, Inc., together with its subsidiaries (the “Company”), was incorporated in the Commonwealth of Virginia in 1987 and is currently based in Glen Allen, Virginia.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  In order to maintain its status as a REIT, the Company must comply with several requirements under the Internal Revenue Code (the “Code”).  The Company believes it has complied with the requirements for qualification as a REIT under the Code.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) and the instructions to the Form 10-K.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The consolidated financial statements include the accounts of the Company, its qualified REIT subsidiaries and its taxable REIT subsidiary.  All intercompany balances and transactions have been eliminated in consolidation.

Certain prior period amounts have been reclassified to conform to the current year presentation.

Consolidation of Subsidiaries

The consolidated financial statements represent the Company’s accounts after the elimination of inter-company transactions.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others and variable interest entities in which it is determined to be the primary beneficiary in accordance with Financial Interpretation No. 46(R) (“FIN 46(R)”).  The Company follows the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity.

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

Investments

The Company’s investments include Agency mortgage backed securities (“MBS”), securitized mortgage loans, investment in joint venture and other investments.

Agency MBS. Agency MBS are MBS issued or guaranteed by a federally chartered corporation, such as Federal National Mortgage Corporation, or Fannie Mae, or Federal Home Loan Mortgage Corporation, or Freddie Mac, or an agency of the U.S. government, such as Government National Mortgage Association, or Ginnie Mae.  MBS issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae are commonly referred to as “Agency MBS”.  The Company’s Agency MBS are comprised primarily of Hybrid Agency ARMs and Agency ARMs and, to a lesser extent, fixed-rate Agency MBS.  Hybrid Agency ARMs are MBS securities collateralized by hybrid adjustable mortgage loans.  Hybrid adjustable rate mortgage loans are loans which have a fixed rate of interest for a specified period (typically three to ten years) and which then adjust their interest rate at least annually to an increment over a specified interest rate index as further discussed below.  Agency ARMs are MBS securities collateralized by adjustable rate mortgage loans which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index.  Agency ARMs also include Hybrid Agency ARMs that are past their fixed rate periods.

Interest rates on the adjustable rate loans collateralizing the Hybrid Agency ARMs or Agency ARMs are based on specific index rates, such as the one-year constant maturity treasury, or CMT rate, the London Interbank Offered Rate, or LIBOR, the Federal Reserve U.S. 12-month cumulative average one-year CMT, or MTA, or the 11th District Cost of Funds Index, or COFI.  These loans will typically have interim and lifetime caps on interest rate adjustments, or interest rate caps, limiting the amount that the rates on these loans may reset in any given period.

All of the Company’s Agency MBS are classified as available-for-sale, and substantially all of the Company’s Agency MBS are pledged as collateral against repurchase agreements.

Securitized Mortgage loans. Securitized mortgage loans consist of loans pledged to support the repayment of securitization financing bonds issued by the Company.  Securitized mortgage loans are reported at amortized cost.  An allowance has been established for currently existing estimated losses on such loans.  Securitized mortgage loans can only be sold subject to the lien of the respective securitization financing indenture.

Investment in Joint Venture.  The Company accounts for its investment in joint venture using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under FIN 46(R).  Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions.

The Company periodically reviews its investment in joint venture for other than temporary declines in market value.  Any decline that is not expected to be recovered in the next twelve months is considered other than temporary, and an impairment charge is recorded as a reduction to the carrying value of the investment.

Other Investments.  Other investments include non-Agency MBS and equity securities, unsecuritized delinquent property tax receivables, and unsecuritized single-family and commercial mortgage loans.  The unsecuritized delinquent property tax receivables and mortgage loans are carried at amortized cost.  Non-agency MBS and equity securities are considered available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income.

Other investments also include real estate owned acquired through, or in lieu of, foreclosure in connection with the servicing of the delinquent tax lien receivables portfolio.  Such investments are considered held for sale and are initially recorded at fair value less cost to sell (net realizable value) at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, management periodically performs valuations and adjusts the property to the lower of cost or net realizable value.  Revenue and expenses related to and changes in the valuation of the real estate owned are included in other income (expense).

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

Premiums, Discounts, Debt Issuance Costs and Hedging Basis Adjustments

Premiums and discounts on investments and obligations are amortized into interest income or expense, respectively, over the life of the related investment or obligation using the effective yield method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

Repurchase Agreements

The Company uses repurchase agreements to finance certain of its investments.  Under these repurchase agreements, the Company sells the securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing, in accordance with the provision of SFAS 140, under which the Company pledges its securities as collateral to secure a loan, which is equal in value to a specified percentage of the estimated fair value of the pledged collateral.  The Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate.  These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

Derivative Financial Instruments

The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures (“Interest Rate Agreements”) to manage its sensitivity to changes in interest rates.  These interest rate agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments.  At the inception of an Interest Rate Agreement, these instruments are designated as either hedge positions or trading positions using criteria established in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended).  If, at the inception of an Interest Rate Agreement, formal documentation is prepared that describes the risk being hedged, identifies the hedging instrument and the means to be used for assessing the effectiveness of the hedge and if it can be demonstrated that the hedging instrument will be highly effective at hedging the risk exposure, the derivative instrument will be designated as a cash flow hedge position.  Otherwise, an Interest Rate Agreement will be classified as a trading position.

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

For Interest Rate Agreements classified as a trading position, realized and unrealized changes in fair value of these instruments are recognized in the consolidated statements of operations as trading income or loss in the period in which the changes occur or when such trade instruments are settled.  Amounts receivable from counter-parties, if any, are included on the consolidated balance sheets in other assets.

Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Net Income Per Common Share

Net income per common share is presented on both a basic net income per common share and diluted net income per common share basis.  Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the two-class method, and stock options, using the treasury stock method, but only if these items are dilutive.  Each share of preferred stock is convertible into one share of common stock.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from those estimates.  The primary estimates inherent in the accompanying consolidated financial statements are discussed below.

Fair Value.  On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, provides a framework for measuring fair value and sets forth the disclosures required with respect to fair value measurements.  Pursuant to SFAS 157, the fair value is the exchange price in an orderly transaction, that is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset/liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset/liability.  SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, SFAS 157 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

The three levels of valuation hierarchy established by SFAS 157 are as follows:

•
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  The Company’s investments included in Level 1 fair value generally are equity securities listed in active markets.

•
Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.  Fair valued assets and liabilities that are generally included in this category are Agency MBS, which are valued based on the average of multiple dealer quotes that are active in the Agency MBS market.

•
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

The Company accounts for its Agency MBS and non-Agency MBS in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that investments in debt and equity securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  All of the Company’s securities are designated as available-for-sale and are carried at their fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive (loss)/income, a component of Shareholders’ Equity.  The Company determines the fair value of its investment securities based upon prices obtained from a third-party pricing service and broker quotes.  The Company applies the guidance prescribed in Financial Accounting Standards Board Staff Position SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” in determining whether an other than temporary impairment has occurred.

Although the Company generally intends to hold its investment securities until maturity, it may, from time to time, sell any of its securities as part of the overall management of its business.  The available-for-sale designation provides the Company with the flexibility to sell any of its investment securities.  Upon the sale of an investment security, any unrealized gain or loss is reclassified out of accumulated other comprehensive (loss)/income to earnings as a realized gain or loss using the specific identification method.

Allowance for Loan Losses.  An allowance for loan losses has been estimated and established for currently existing probable losses for loans in the Company’s investment portfolio that are considered impaired.  Factors considered in establishing an allowance include current loan delinquencies, historical cure rates of delinquent loans, and historical and anticipated loss severity of the loans as they are liquidated.  The factors differ by loan type (e.g., single-family versus commercial) and collateral type (e.g., multifamily versus office property).  The allowance for losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience.  Where loans are considered homogeneous, the allowance for losses are established and evaluated on a pool basis.  Otherwise, the allowance for losses is established and evaluated on a loan-specific basis.  Provisions made to increase the allowance are charged as a current period expense.  Single-family loans are considered impaired when they are 60 days past due.  Commercial mortgage loans are evaluated on an individual basis for impairment.  Commercial mortgage loans are secured by income-producing real estate and are evaluated for impairment when the debt service coverage ratio on the loan is less than 1:1 or when the loan is delinquent.  Certain of the commercial mortgage loans are covered by loan guarantees that limit the Company’s exposure on these loans.

Loans secured by low-income housing tax credit properties account for 88% of the Company’s securitized commercial mortgage loan portfolio.  Section 42 of the Code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low income families.  Failure to comply with certain income and rental restrictions required by Section 42 or default on a loan financing a Section 42 property during the compliance period can result in the recapture of previously received tax credits.  The potential cost of tax credit recapture provides an incentive to the property owner to support the property during the compliance period.

Other-than-Temporary Impairments.  The Company evaluates all securities in its investment portfolio for other-than-temporary impairments.  A security is generally defined to be other-than-temporarily impaired if, for a period of three consecutive quarters, the carrying value of such security exceeds its estimated fair value, and the Company estimates, based on projected future cash flows or other fair value determinants, that the fair value will remain below the carrying value for the foreseeable future.  If an other-than-temporary impairment is deemed to exist, the Company records an impairment charge to adjust the carrying value of the security down to its estimated fair value.  In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.  Securities normally are not placed on non-accrual status if the servicer continues to advance on the impaired loans in the security.

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

Mortgage Servicing Rights.  The Company retains the primary servicing rights for certain of its loans originated in prior years and subcontracts the performance of the primary servicing to unrelated third parties.  The Company adopted SFAS No. 156, “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140” on January 1,  2007, and now accounts for its mortgage servicing rights at fair value with changes in fair value reported in earnings.

Contingencies.  In the normal course of business, there are various lawsuits, claims, and contingencies pending against the Company.  In accordance with SFAS No. 5, “Accounting for Contingencies,” we evaluate whether to establish provisions for estimated losses from pending claims, investigations and proceedings.  Although the ultimate outcome of the various matters cannot be ascertained at this point, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole, such resolution may, however, have a material effect on the results of operations or cash flows in any future period, depending on the level of income for such period.

Securitization Transactions

The Company has securitized mortgage loans in a securitization transaction by transferring financial assets to a wholly owned trust, and the trust issues non-recourse securitization financing bonds pursuant to an indenture.  Generally, the Company retains some form of control over the transferred assets, and/or the trust is not deemed to be a qualified special purpose entity.  In instances where the trust is deemed not to be a qualified special purpose entity, the trust is included in the consolidated financial statements of the Company.  For accounting and tax purposes, the loans and securities financed through the issuance of bonds in a securitization financing transaction are treated as assets of the Company (presented as securitized mortgage loans), and the associated bonds issued are treated as debt of the Company as securitization financing.  The Company may retain certain of the bonds issued by the trust, and the Company has generally transferred collateral in excess of the bonds issued.  This excess is typically referred to as over-collateralization.  Each securitization trust generally provides the Company the right to redeem, at its option, the remaining outstanding bonds prior to their maturity date.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 addresses reporting requirements in the financial statements of non-controlling interests to their equity share of subsidiary investments.  SFAS 160 applies to reporting periods beginning after December 15, 2008.  The Company does not believe this pronouncement will have a material effect on its financial statements.

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

On January 12, 2009, the FASB issued FASB Staff Position (“FSP”)  EITF 99-20-1 “Amendments to the Impairment Guidance of EITF 99-20” (“EITF 99-20-1”), which amends the impairment guidance in EITF 99-20 to achieve more consistent determination of whether an other-than-temporary impairment has occurred for all beneficial interests within the scope of EITF 99-20.  EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, on a prospective basis.  EITF 99-20-1 eliminates the requirement that a holder’s best estimate of cash flows be based upon those that a “market participant” would use and instead requires that an other–than–temporary impairment be recognized as a realized loss through earnings when it its “probable” there has been an adverse change in the holder’s estimated cash flows from cash flows previously projected.  This change is consistent with the impairment models contained in SFAS 115.  EITF 99-20-1 requires that the holder consider all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of future cash flows.  Such information generally should include the remaining payment terms of the security, prepayments speeds, financial condition of the issuer, expected defaults, and the value of any underlying collateral.  The holder should also consider industry analyst reports and forecasts, sector credit ratings, and other market data that are relevant to the collectability of the security.  The Company’s adoption of EITF 99-20-1 at December 31, 2008 did not have a material impact on the Company’s financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4” and “FIN 46(R)-8”).  FSP SFAS 140-4 and FIN 46(R)-8 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”) and FIN No. 46(R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of Accounting Research Bulletin No. 51” (“FIN 46(R)”) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities and is effective for interim or annual reporting periods ending after December 15, 2008.  The adoption of FSP SFAS 140-4 and FIN 46(R)-8 did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”).  EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  The Company’s adoption of EITF 03-6-1 on January 1, 2009 is not expected to have a material impact on the Company’s consolidated financial statements.

On February 20, 2008, the FASB issued FSP 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”), which provides guidance on accounting for transfers of financial assets and repurchase financings.  FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).  However, if certain criteria, as described in FSP 140-3, are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140.  If the linked transaction does not meet the requirements for sale accounting, the linked transaction shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet.  FSP 140-3 is effective on a prospective basis for fiscal years beginning after November 15, 2008, with earlier application not permitted.  The Company is currently evaluating the impact, if any, that the adoption of FSP 140-3 will have on the Company’s financial statements.

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

NOTE 3 – AGENCY MBS

The following table presents the components of the Company’s investment in Agency MBS as of December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
Principal/par value	$307,548	$7,400
Purchase premiums	3,585	14
Purchase discounts	(59)	(4)
Amortized cost	311,074	7,410
Gross unrealized gains	1,355	46
Gross unrealized losses	(853)	–
Fair value	$311,576	$7,456

Weighted average coupon	5.06%	5.43%

Principal/par value includes principal payments receivable on Agency MBS of $956 and none as of December 31, 2008 and 2007, respectively.

The Company purchased approximately $365,438 of Agency MBS during the year ended December 31, 2008 and financed the purchases with repurchase agreements of $349,695.  Of the Agency MBS balances at December 31, 2008 and December 31, 2007, Agency MBS with a fair value of $300,277 and none were pledged as collateral under the repurchase agreements, respectively.  The Company also sold $29,869 of Agency MBS during the period at a net loss of $125.

At December 31, 2008, the Company’s Agency MBS had a weighted average of 21 months to reset.

NOTE 4 – SECURITIZED MORTGAGE LOANS, NET

The following table summarizes the components of securitized mortgage loans as of December 31, 2008 and 2007.

	2008	2007
Securitized mortgage loans:
Commercial	$164,032	$185,998
Single-family	70,607	86,088
	234,639	272,086
Funds held by trustees, including funds held for defeasance	11,267	7,225
Accrued interest receivable	1,538	1,940
Unamortized discounts and premiums, net	90	(67)
Loans, at amortized cost	247,534	281,184
Allowance for loan losses	(3,707)	(2,721)
	$243,827	$278,463

All of the securitized mortgage loans are encumbered by securitization financing bonds (see Note 9).

Commercial mortgage loans were originated principally in 1996 and 1997 and are collateralized by first deeds of trust on income producing properties.  Approximately 88% of commercial mortgage loans are secured by multifamily properties and approximately 12% by office, health-care, hospital, retail, warehouse and mixed-used properties.  There were two delinquent commercial mortgage loans with a total unpaid principal balance of $3,098 as of December 31, 2008.

Single-family mortgage loans are secured by first deeds of trust on residential real estate and were originated principally from 1992 to 1997.  Single-family mortgage loans includes $167 of real estate owned, $404 of loans in foreclosure and $1,756 of loans more than 90 days delinquent, on which the Company continues to accrue interest.

Funds held by trustees includes $11,118 of cash and cash equivalents held by the trust for defeased loans.  These defeased funds represent replacement collateral for the defeased mortgage loan, which replicates the contractual cash flows of the defeased mortgage loan and will be used to service the debt for which the underlying mortgage on the property has been released.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is included in securitized mortgage loans, net in the accompanying consolidated balance sheets.  The following table summarizes the aggregate activity for the allowance for loan losses for the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
Allowance at beginning of year	$2,721	$4,495	$19,035
Provision for (recapture of) loan losses	991	(1,281)	(15)
Credit losses, net of recoveries	(5)	(493)	(4,172)
Loans sold/transferred	–	–	(10,353)
Allowance at end of year	$3,707	$2,721	$4,495

The following table presents certain information on impaired securitized commercial mortgage loans.

	Investment in Impaired Loans	Reserves on Impaired Loans	Investment in Excess of Reserves
2006	$13,266	$4,107	$9,159
2007	13,792	2,590	11,202
2008	17,253	3,527	13,726

NOTE 6 – INVESTMENT IN JOINT VENTURE

The Company, through a wholly-owned subsidiary, holds a 49.875% interest in Copperhead Ventures, LLC, a joint venture primarily between the Company and DBAH Capital, LLC, an affiliate of Deutsche Bank, A.G.

The Company accounts for its investment in the joint venture using the equity method, under which it recognizes its proportionate share of the joint venture’s earnings or loss and changes in accumulated other comprehensive income or loss.

The joint venture owns interests in commercial mortgage backed securities (“CMBS”) and an investment in a payment agreement from the Company (see Note 10).  Under the payment agreement amounts received, after payment on the associated securitization financing bonds outstanding, monthly by the Company on certain securitized commercial mortgage loans, which includes any defeased loans, are paid to the joint venture (see Note 10).  During the year ended December 31, 2008, the joint venture received $1.6 million of payments under this payment agreement.

The Company reported equity in the loss of the joint venture of $5,733, which includes $360 of amortization expense, and a decrease of $3,316 in accumulated other comprehensive income of the joint venture for the year ended December 31, 2008 resulting from the venture’s ownership of CMBS.  The Company also recorded an adjustment to the opening balance of accumulated deficit of approximately $380 related to the joint venture’s adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  The decline in the joint venture’s equity is partially attributable to an $8,387 distribution of excess cash received during 2008, along with the comprehensive net loss for the year.

The following table presents the condensed results of operations for the joint venture for the years ended December 31, 2008 and 2007 and the financial condition as of December 31, 2008 and 2007.

Condensed Statement of Operations	2008	2007
Interest income	$3,956	$5,819
Impairment	(7,278)	–
Fair value adjustments, net	(7,391)	(3,275)
General and administrative expense	(59)	–
Net (loss) income	$(10,772)	$2,318

Condensed Balance Sheet	2008	2007
Total assets	$11,240	$37,972
Total liabilities	21	–
Total equity	$11,219	$37,972

The impairment of $7,278 in 2008 resulted from an other-than-temporary impairment on CMBS owned by the joint venture.  The net negative fair value adjustments of $7,391 resulted from adjustments to the payment agreement discussed above.  The instrument is accounted for under SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” and accordingly, changes in value of this investment are recorded in the statement of operations.

NOTE 7 – OTHER INVESTMENTS

The following table summarizes the amortized cost basis and fair value of the Company’s other investments and the related average effective interest rates at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Other securities:
Non-Agency MBS	$6,959	8.02%	$7,684	6.85%
Corporate debt securities	–	–%	4,722	11.75%
Equity securities of publicly traded companies	3,441		7,704
	10,400		20,110
Gross unrealized gains	802		2,361
Gross unrealized losses	(1,335)		(696)
	9,867		21,775
Other loans and investments	2,868		6,774
	$12,735		$28,549

The non-Agency  MBS consist principally of fixed rate securities collateralized by single-family residential loans originated in 1994.

The Company sold approximately $14,243 of equity securities during the year ended December 31, 2008, on which it recognized a gain of $2,637, and purchased approximately $9,988 of equity securities during 2008.  The Company also sold the corporate debt security during the second quarter of 2008, on which it recognized a loss of $187.  The Company received dividends of $1,180 and $343 on equity securities during 2008 and 2007, respectively, which are included in “Other income (expense)” in the consolidated statement of operations.  The Company recognized a net gain of $759 and a net loss of $207 on the sale of other investments for the years ended December 31, 2007 and 2006, respectively.

NOTE 8 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  The Company had repurchase agreements of $274,217 at December 31, 2008, which were collateralized by Agency MBS with a fair value of $300,277, and $4,612 at December 31, 2007, which were collateralized by securitization financing bonds with a fair value of $42,975.

At December 31, 2008 and December 31, 2007, the repurchase agreements had a weighted average interest rate of 2.70% and 5.07%, respectively.  At December 31, 2008 and December 31, 2007, all repurchase agreements had the following original maturities:

Original Maturity	2008	2007
30 days or less	$38,617	$4,612
31 to 60 days	187,960	–
61 to 90 days	47,640	–
	$274,217	$4,612

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

The Company has three series of bonds remaining outstanding pursuant to three separate indentures.  One series with a principal amount of $28,186 is collateralized by $70,607 in single-family mortgage loans.  The two remaining series with principal amounts of $18,256 and $131,343, respectively, are collateralized by commercial mortgage loans with unpaid principal balances at December 31, 2008 of $22,912 and $141,120, respectively.

The components of securitization financing along with certain other information at December 31, 2008 and 2007 are summarized as follows:

	2008		2007
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed rate classes	$149,598	6.6% - 8.8%	$167,398	6.6% - 8.8%
Variable rate class	28,186	1.7%	34,500	5.1%
Accrued interest payable	1,008		1,186
Unamortized net bond premium and deferred costs	(627)		1,301
	$178,165		$204,385

Range of stated maturities	2024-2027		2024-2027
Estimated weighted average life	2.6 years		3.3 years
Number of series	3		3

At December 31, 2008, the weighted-average effective rate of the fixed rate classes was 6.9%.  The variable-rate bonds pay interest based on one-month LIBOR plus 30 basis points.  The average effective rate of interest for securitization financing was 6.1%, 7.2%, and 8.1%, for the years ended December 31, 2008, 2007, and 2006, respectively.

On June 15, 2008, the Company redeemed one fixed rate bond outstanding at par for $39 as permitted by the related securitization trust’s indenture.  This bond had an unamortized premium of $1,247 on the redemption date, which the Company recognized as income and reported in “Other income (expense)” in the consolidated statement of operations for the year ended December 31, 2008.  The Company has the right to redeem an additional $18,288 in bonds held at December 31, 2008 at their current unpaid principal balance.

NOTE 10 – OBLIGATION UNDER PAYMENT AGREEMENT

On January 1, 2008, the Company adopted the provisions of SFAS 159, which permits entities to choose to measure financial instruments at fair value.  The Company adopted SFAS 159 to enhance the transparency of its financial condition.  The effect of the adoption of SFAS 159 was to decrease beginning accumulated deficit by $1,323.  Obligation under payment agreement represents the fair value of estimated future payments due to the joint venture discussed in Note 6.  The amounts due under the payment agreement are based on the amounts received monthly by the Company on certain outstanding securitized commercial mortgage loans and defeased commercial mortgage loans with an unpaid principal balance of $152,238 at December 31, 2008, after payment of the associated securitization financing bonds outstanding with an unpaid principal balance of $131,343 at December 31, 2008.  The present value of the payment agreement was determined based on the total estimated future payments discounted at a weighted average rate of 36.5%.  Factors which significantly impact the valuation of the payment agreement include the credit performance of the underlying securitized mortgage loans, estimated prepayments on the loans and the weighted average discount rate used on the cash flows.

During the year ended December 31, 2008, the Company made payments under the payment agreement of $1,608, all of which was recorded as  interest expense in the Company’s financial statements.

NOTE 11 – FAIR VALUE AND ADDITIONAL INFORMATION ABOUT FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted the provisions of SFAS 157 for all assets that are measured at fair value and for its obligation under payment agreement liability.  Fair value is defined as the exchange price in an orderly transaction, that is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset/liability.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models are applied.  These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels, defined by SFAS 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  The types of assets and liabilities carried at Level 1 fair value generally are equity securities listed in active markets.

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.  Fair valued assets and liabilities that are generally included in this category are Agency MBS.

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

The following table presents the Company’s assets and liabilities at December 31, 2008, which are carried at fair value, segregated by the hierarchy level of the fair value estimate:

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS	$311,576	$–	$311,576	$–
Non-agency MBS	6,259	–	–	6,259
Equity securities	3,607	3,607	–	–
Other	211	–	–	211
Total assets carried at fair value	$321,653	$3,607	$311,576	$6,470

Liabilities:
Obligation under payment agreement	$8,534	$–	$–	$8,534
Total liabilities carried at fair value	$8,534	$–	$–	$8,534

The following tables present the reconciliations of the beginning and ending balances of the Level 3 fair value estimates for the year ended December 31, 2008:

	Level 3 Fair Values
	Non-Agency MBS	Corporate debt securities	Other	Total assets	Obligation under payment agreement
Balance at January 1, 2008	$7,726	$4,347	$2,127	$14,200	$(15,473)
Total realized and unrealized gains (losses)
Included in the statement of operations in fair value adjustments, net	–	(187)	(9)	(195)	6,939
Included in other comprehensive income (loss)	(742)	375	15	(351)	–
Purchases, sales, issuances and other settlements, net	(725)	(4,535)	(1,922)	(7,184)	–
Transfers in and/or out of Level 3	–	–	–	–	–
Balance at December 31, 2008	$6,259	$–	$211	$6,470	$(8,534)

There were no assets or liabilities which were measured at fair value on a non-recurring basis during the year ended December 31, 2008.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires the disclosure of the estimated fair value of financial instruments.  The following table presents the recorded basis and estimated fair values of the Company’s financial instruments as of December 31, 2008 and 2007:

	2008		2007
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Agency MBS	$311,576	$311,576	$7,456	$7,456
Securitized mortgage loans, net	243,827	201,252	278,463	282,242
Investment in joint venture	5,655	5,595	19,267	18,847
Other investments	12,735	12,358	28,549	32,182

Liabilities:
Repurchase agreements	274,217	274,217	4,612	4,612
Securitization financing	178,165	153,370	204,385	212,327
Obligation under payment agreement	8,534	8,534	16,796	15,473

The fair value of securitized mortgage loans and securitization financing decreased below their respective carrying values during 2008 as market volatility increased the discount rates used in calculating the fair values, which are calculated by discounting the estimated future cash flows.

NOTE 12 – EARNINGS PER SHARE

The following table reconciles the numerator and denominator for both the basic and diluted earnings per share for the years ended December 31, 2008, 2007, and 2006.

	2008		2007		2006
	Income	Weighted Average Common Shares	Income	Weighted Average Common Shares	Income	Weighted Average Common Shares

Net income	$15,121		$8,899		$4,909
Preferred stock dividends	(4,010)		(4,010)		(4,044)
Net income available to common shareholders	$11,111	12,166,558	$4,889	12,135,495	$865	12,140,452

Net income per share:
Basic and diluted		$0.91		$0.40		$0.07

Net effect of dilutive stock options	–	3,053	–	2,593	–	–

	$11,111	12,169,611	$4,889	12,138,088	$865	12,140,452

Potentially antidilutive securities excluded from the calculation of diluted earnings per share are as follows:

	Year ended December 31,
	2008	2007	2006
Shares issuable under stock option awards	118,053	92,407	70,000
Convertible preferred shares	4,221,539	4,221,539	4,256,237

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

In the event of liquidation, the holders of this series of preferred stock will be entitled to receive out of the Company’s assets, prior to any such distribution to the common shareholders, the issue price per share in cash, plus any accrued and unpaid dividends.  If the Company fails to pay dividends for two consecutive quarters or if the Company fails to maintain consolidated shareholders’ equity of at least 200% of the aggregate issue price of the Series D preferred stock, then these shares automatically convert into a new series of 9.50% senior notes.  The Company paid dividends of $0.95 per share of Series D Preferred Stock for each of the years ended December 31, 2008, 2007 and 2006.

The following table presents the changes in the number of preferred and common shares outstanding:

	Shares
	Preferred
	Series D	Common
January 1, 2006	5,628,737	12,163,391
Redeemed	(1,406,767)	-
Converted	(431)	431
Repurchased	-	(32,560)
December 31, 2006	4,221,539	12, 131,262
Shares issued for stock option exercise	-	5,000
December 31, 2007	4,221,539	12,136,262
Restricted shares granted	-	33,500
December 31, 2008	4,221,539	12,169,762

In 2008, the Company issued 33,500 shares of restricted common stock in a share-based compensation award as discussed further in Note 14.  The Company repurchased 32,560 shares of common stock in 2006, under a stock repurchase plan authorized by its Board of Directors in 2005.  The Company has made no additional purchases since that time.  Any future repurchases of common stock will be made at times and in amounts as deemed appropriate by the Company, and the plan may be suspended or discontinued at any time.

The following table presents the preferred and common dividends declared from January 1, 2008 through December 31, 2008:

Declaration	Record	Payment	Dividend per Share
Date	Date	Date	Common	Preferred
Common Stock
February 5, 2008	February 15, 2008	February 29, 2008	$0.10	–
May 12, 2008	May 22, 2008	May 30, 2008	0.15	–
August 18, 2008	August 29, 2008	September 30, 2008	0.23	–
December 10, 2008	December 22, 2008	January 30, 2009	0.23	–

Preferred Stock
March 19, 2008	March 31, 2008	April 30, 2008	–	$0.2375
June 18, 2008	June 30, 2008	July 31, 2008	–	0.2375
September 18, 2008	September 30, 2008	October 31, 2008	–	0.2375
December 22, 2008	December 31, 2008	February 2, 2009	–	0.2375

Shelf Registration

On February 29, 2008, the Company filed a shelf registration statement on Form S-3, which became effective on April 17, 2008.  The shelf registration permits the Company to sell up to $1,000,000 of securities, including common stock, preferred stock, debt securities and warrants.  No shares had been sold or otherwise issued under this shelf registration as of December 31, 2008.

NOTE 14 – EMPLOYEE BENEFITS

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

On February 4, 2008, the Company granted 33,500 shares of restricted common stock to certain of its employees and officers under the Stock Incentive Plan.  Of the restricted stock granted, 3,500 shares vested 25% per quarter in 2008.  The remaining 30,000 shares of restricted stock vest 25% per year (on the grant date anniversary) over the next four years.  The weighted average grant date fair value of the restricted stock grants was $8.80 per share for a total compensation cost of $294, which will be recognized evenly over the vesting period.  The Company recognized expense related to the restricted stock granted of $89 for the year ended December 31, 2008.

On May 16, 2008, the Company granted options to acquire an aggregate of 25,000 shares of common stock to its directors under the Stock Incentive Plan for which the Company recognized an expense of approximately $13.  The options granted expire on May 16, 2013 and have an exercise price of $9.81 per share, which was 110% of the closing price of the Company’s common stock on the grant date.  Of the options granted, 5,000 options were issued to a new director and had a one year vesting term.  The remaining options granted vested immediately.  The weighted average grant-date fair value of the options granted was $0.50 per share on the grant date.

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

The following table describes the weighted average of assumptions used for calculating the fair value of SARs outstanding at December 31, 2008, 2007 and 2006.

	SARs Fair Value
	December 31,
	2008	2007	2006
Expected volatility	21.3%-26.6%	15.0%-20.0%	17.2%-22.9%
Weighted-average volatility	24.4%	16.2%	19.4%
Expected dividends	14.1%	0%	0%
Expected term (in months)	43	49	45
Weighted-average risk-free rate	1.89%	3.5%	4.7%
Range of risk-free rates	1.73%-2.08%	3.3%-3.6%	4.7%

The following table presents a summary of the SAR activity for the year ended December 31, 2008.

	Year Ended
	December 31, 2008
	Number of Shares	Weighted- Average Exercise Price
SARs outstanding at beginning of period	278,146	$7.27
SARs granted	–	–
SARs forfeited or redeemed	–	–
SARs exercised	–	–
SARs outstanding at end of period	278,146	$7.27
SARs vested and exercisable	149,860	$7.41

The weighted average remaining contractual term on the SARs shares outstanding and exercisable is 43 months and 42 months, respectively.

The following table presents a summary of the option activity for the Stock Incentive Plan:

	Year Ended
	December 31, 2008
	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of period	90,000	$8.27
Options granted	25,000	9.81
Options forfeited or redeemed	(5,000)	9.81
Options exercised	–	–
Options outstanding at end of period	110,000	$8.61
Options vested and exercisable	110,000	$8.61

The Company incurred a (benefit)/expense of $(360), $306 and $244 for SARs and options related to the Stock Incentive Plan during 2008, 2007 and 2006, respectively.  The total compensation cost related to non-vested SAR awards was $6 at December 31, 2008 and will be recognized as the awards vest.  The weighted average period over which the total compensation cost related to the SARs at December 31, 2008 is expected to be recognized is 43 months.

Employee Savings Plan

The Company provides an Employee Savings Plan under Section 401(k) of the Code.  The Employee Savings Plan allows eligible employees to defer up to 25% of their income on a pretax basis.  The Company matches the employees’ contribution, up to 6% of the employees’ eligible compensation.  The Company may also make discretionary contributions based on the profitability of the Company.  The total expense related to the Company’s matching and discretionary contributions in 2008, 2007, and 2006 was $64, $65 and $78, respectively.  The Company does not provide post employment or post retirement benefits to its employees.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2008, the Company is obligated under non-cancelable operating leases with expiration dates through in December 2013.  Required rental payments are as follows:

2009	$145
2010	149
2011	154
2012	158
2013 and thereafter	163
$769

 Rent and lease expense under leases which expired in previous years was $181, $143, and $136, respectively in 2008, 2007, and 2006.

NOTE 16 – LITIGATION

The Company and its subsidiaries may be involved in certain litigation matters arising in the ordinary course of  business.  Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of these matters arising in the ordinary course of business will not have a material adverse effect on the Company’s financial position or results of operations.  Information on litigation arising out of the ordinary course of business is described below.

One of the Company’s subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit (“Pentlong”) filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the "Court of Common Pleas").  Between 1995 and 1997, GLS purchased delinquent county property tax receivables for properties located in Allegheny County.  Pentlong Plaintiffs allege that GLS did not enjoy the same rights as its assignor, Allegheny County, to recover from delinquent taxpayers certain attorney fees, costs and expenses and interest in the collection of the tax receivables.  Class action status has been certified in this matter, but a motion to reconsider is pending.  The Pentlong litigation was stayed pending the outcome of similar litigation before the Pennsylvania Supreme Court in a case in which GLS was not a defendant.  The plaintiff in that case had disputed the application of curative legislation enacted in 2003 but retroactive to 1996 which specifically set forth the right to collect reasonable attorney fees, costs, and interest which were properly taxable as part of the tax debt owed.  The Pennsylvania Supreme Court subsequently issued an opinion in favor of the defendants in that matter, which the Company believes will favorably impact the Pentlong litigation by substantially reducing Pentlong Plaintiffs’ universe of actionable claims against GLS in connection with the collection of the tax receivables.  No timetable has been set by the Court of Common Pleas for the recommencement of the litigation.  Pentlong Plaintiffs have not enumerated their damages in this matter.

Dynex Capital, Inc. and Dynex Commercial, Inc. (“DCI”), a former affiliate of the Company and now known as DCI Commercial, Inc., are appellees (or respondents) in the Supreme Court of Texas related to the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al.  The appeal seeks to overturn the trial court’s judgment, and subsequent affirmation by the Fifth Court of Appeals at Dallas, in the Company’s and DCI’s favor which denied recovery to Plaintiffs.  Plaintiffs are seeking reversal of the trial court’s judgment and sought rendition of judgment against the Company for alleged breach of loan agreements for tenant improvements in the amount of $253.  They also seek reversal of the trial court’s judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively, related to the alleged breach by DCI of a $160,000 “master” loan commitment.  Plaintiffs also seek reversal and rendition of a judgment in their favor for attorneys’ fees in the amount of $2,100.  Alternatively, Plaintiffs seek a new trial.  Even if Plaintiffs were to be successful on appeal, DCI is a former affiliate of the Company, and the Company believes that it would have no obligation for amounts, if any, awarded to the Plaintiffs as a result of the actions of DCI.

Dynex Capital, Inc. and MERIT Securities Corporation, a subsidiary, were defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund (“Teamsters”).  The complaint was filed on February 7, 2005, and purported to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds, which are collateralized by manufactured housing loans.  After a series of rulings by the District Court and an appeal by the Company and MERIT, on February 22, 2008, the United States Court of Appeals for the Second Circuit dismissed the litigation against the Company and MERIT.  Teamsters filed an amended complaint on August 6, 2008 with the District Court which essentially restated the same allegations as the original complaint and added the Company’s former president and its current Chief Operating Officer as defendants.  The Company is seeking to have the amended complaint dismissed and intends to vigorously defend itself in this matter.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on its consolidated balance sheet but could materially affect its consolidated results of operations in a given year or period.

NOTE 17 – SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

	Years ended December 31,
	2008	2007	2006
Cash paid for interest	$19,817	$20,082	$40,932

Supplemental disclosure of non-cash activities:
Formation of joint venture with Deutsche Bank	$–	$–	$38,248
Conversion of preferred shares to common shares	$–	$–	$4

NOTE 18 – RELATED PARTY TRANSACTIONS

As discussed in Note 16, the Company and DCI have been jointly named in litigation regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company.  The Company and DCI entered into a Litigation Cost Sharing Agreement whereby the parties set forth how the costs of defending against litigation would be shared, and whereby the Company agreed to fund all costs of such litigation, including DCI’s portion.  DCI’s cumulative portion of costs associated with litigation and funded by the Company is $3,299 and is secured by the proceeds of any counterclaims that DCI may receive in the litigation.  DCI costs funded by the Company are loans and bear simple interest at the rate of Prime plus 8.0% per annum.  At December 31, 2008, the total amount due the Company under the Litigation Cost Sharing Agreement, including interest, was $6,102, which has been fully reserved by the Company.  DCI is currently wholly owned by ICD Holding, Inc.  An executive of the Company is the sole shareholder of ICD Holding.

NOTE 19 – NON-CONSOLIDATED AFFILIATES

The Company holds a 1% limited partnership interest in a partnership that owns a low-income housing tax credit multifamily housing property located in Texas.  The Company has loaned the partnership $931, $50 of which was advanced to the partnership during 2008.  These advances and the accrued interest thereon are due on demand.  The Company, through a subsidiary, has made a first mortgage loan to the partnership secured by the property, with a current unpaid principal balance of $1,464.  Because the Company does not have control or exercise significant influence over the operations of this partnership, its investment in the partnership is accounted for using the cost method.

NOTE 20 – SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following tables present the Company’s unaudited selected quarterly results for 2008 and 2007.

Year Ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Net interest income	$2,421	$2,501	$2,787	$2,838
Net interest income after provision for loan losses	2,395	2,180	2,338	2,643
Net income	5,319	4,296	3,045	2,461
Basic net income per common share	0.36	0.27	0.17	0.12
Diluted net income per common share	0.32	0.26	0.17	0.12
Cash dividends declared per common share	0.10	0.15	0.23	0.23

Year Ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Net interest income	$2,460	$2,963	$2,457	$2,803
Net interest income after provision for loan losses	2,983	3,665	2,584	2,732
Net income	1,942	2,702	2,686	1,569
Basic and diluted net income per common share	0.08	0.14	0.14	0.05
Cash dividends declared per common share	–	–	–	–