Form 10-K/A
period 2008-12-31
DYNEX CAPITAL INC
filed 2009-03-31
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common stock outstanding as of March 27, 2009 was 12,169,762 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2009 annual meeting of shareholders, expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2008, are incorporated by reference into Part III.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K/A”) of Dynex Capital, Inc. (the “Company”) for the year ended December 31, 2008 is being filed to amend Part IV, Item 15, Exhibits and Financial Statement Schedules, to include the financial statements of Copperhead Ventures, LLC pursuant to Rule 3-09 of the Securities and Exchange Commission’s Regulation S-X.  Item 15 is also being amended to file Exhibit 23.2, the consent of Copperhead Ventures, LLC’s independent auditors related to their opinion contained in this filing.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the text of the amended Item 15 is set forth in its entirety herein, including those portions of the text that have not been amended from that set forth in the original filing of the Company’s Form 10-K for the year ended December 31, 2008.  This Amendment No. 1 does not otherwise update any information or exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of our 2008 Annual Report.

This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer and Chief Financial Officer are given as of a current date.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Form 10-K for the year ended December 31, 2008, including any amendments to those filings.

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

3.	Exhibits

Number	Exhibit
3.1	Restated Articles of Incorporation, effective July 9, 2008 (incorporated herein by reference to Exhibit 3.1 to Dynex’s Current Report on Form 8-K filed July 11, 2008).
3.2	Amended and Restated Bylaws, effective March 26, 2008 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed April 1, 2008).
8.1	Opinion of Troutman Sanders, LLP with respect to certain tax matters (incorporated herein by reference to Exhibit 8.1 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.1*	Dynex Capital, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.1.1*
409A Amendment to Dynex Capital, Inc. 2004 Stock Incentive Plan, dated December 31, 2008 (incorporated herein by reference to Exhibit 10.1.1 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2008).

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

10.5.1*
409A Amendment to Severance Agreement between Dynex Capital, Inc. and Stephen J. Benedetti, dated December 31, 2008 (incorporated herein by reference to Exhibit 10.5.1 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2008).

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
10.8
Sales Agreement, dated as of March 16, 2009, between Dynex Capital, Inc. and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 10.8 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2008).

21.1	List of consolidated entities of Dynex (incorporated herein by reference to Exhibit 21.1 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2008).
23.1	Consent of BDO Seidman, LLP (incorporated herein by reference to Exhibit 23.1 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2008).
23.2	Consent of BDO Seidman, LLP (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Financial Statements of Copperhead Ventures, LLC and the report of independent registered public accounting firm thereon (filed herewith).
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

DYNEX CAPITAL, INC.
(Registrant)

March 31, 2009	/s/ Stephen J. Benedetti
Stephen J. Benedetti, Executive Vice President, Chief Operating Officer and Chief Financial Officer