Form 10-Q
period 2009-03-31
DYNEX CAPITAL INC
filed 2009-05-11
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-9819

DYNEX CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Virginia	52-1549373
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4991 Lake Brook Drive, Suite 100, Glen Allen, Virginia	23060-9245
(Address of principal executive offices)	(Zip Code)

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
Yes           ☑           No           ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes           ☐           No           ☐

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
Yes           ☐           No           ☑

On April 30, 2009, the registrant had 13,059,762 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1.                      Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(amounts in thousands except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Agency MBS:
Pledged to counterparties, at fair value	$415,360	$300,277
Unpledged, at fair value	35,440	11,299
	450,800	311,576

Securitized mortgage loans, net	238,838	243,827
Investment in joint venture	5,417	5,655
Other investments	10,450	12,735
	705,505	573,793

Cash and cash equivalents	21,841	24,335
Restricted cash	–	2,974
Other assets	7,210	6,089
	$734,556	$607,191
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Repurchase agreements	$403,145	$274,217
Securitization financing	174,337	178,165
Obligation under payment agreement	7,971	8,534
Other liabilities	5,166	5,866
	590,619	466,782

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, 9.5% Cumulative Convertible Series D, 4,221,539 shares issued and outstanding ($43,218 aggregate liquidation preference)	41,749	41,749
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 12,169,762 shares issued and outstanding	122	122
Additional paid-in capital	366,836	366,817
Accumulated other comprehensive income (loss)	228	(3,949)
Accumulated deficit	(264,998)	(264,330)
	143,937	140,409
	$734,556	$607,191

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (UNAUDITED)
(amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2009	2008
Interest income:
Investments	$9,472	$6,159
Cash and cash equivalents	5	324
	9,477	6,483
Interest expense	4,433	4,062
Net interest income	5,044	2,421
Provision for loan losses	(179)	(26)

Net interest income after provision for loan losses	4,865	2,395

Equity in loss of joint venture	(754)	(2,251)
Gain on sale of investments, net	83	2,093
Fair value adjustments, net	645	4,231
Other income	21	67
General and administrative expenses
Compensation and benefits	(883)	(495)
Other general and administrative expenses	(843)	(721)

Net income	3,134	5,319
Preferred stock dividends	(1,003)	(1,003)

Net income to common shareholders	$2,131	$4,316

Net income per common share:
Basic	$0.18	$0.36
Diluted	$0.18	$0.32

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Three Months Ended March 31, 2009
(amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2008	$41,749	$122	$366,817	$(3,949)	$(264,330)	$140,409

Net income	–	–	–	–	3,134	3,134
Other comprehensive income:
Change in market value of securities and other investments	–	–	–	3, 553	–	3,553
Reclassification adjustment for equity in the joint venture’s other-than-temporary impairment				707		707
Reclassification adjustment for net gains included in net income	–	–	–	(83)	–	(83)
Total comprehensive income						7,311

Dividends on common stock	–	–	–	–	(2,799)	(2,799)
Dividends on preferred stock	–	–	–	–	(1,003)	(1,003)
Vesting of restricted stock	–	–	19	–	–	19

Balance at March 31, 2009	$41,749	$122	$366,836	$228	$(264,998)	$143,937

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net income	$3,134	$5,319
Adjustments to reconcile net income to cash provided by operating activities:
Equity in loss of joint venture	754	2,251
Provision for loan losses	179	26
Gain on sale of investments, net	(83)	(2,093)
Fair value adjustments, net	(645)	(4,231)
Amortization and depreciation	436	(264)
Stock based compensation expense (benefit)	67	(67)
Net change in other assets and other liabilities	(1,340)	1,979
Net cash provided by operating activities	2,502	2,920

Investing activities:
Principal payments received on securitized mortgage loans	5,089	6,825
Purchases of Agency MBS	(153,951)	(27,742)
Payments received on Agency MBS and other investments	18,169	2,581
Purchases of other investments	–	(9,988)
Proceeds from sales of other investments	1,860	8,991
Other	(549)	85
Net cash used by investing activities	(129,382)	(19,248)

Financing activities:
Net borrowings under repurchase agreements	128,928	24,945
Principal payments on securitization financing	(3,714)	(3,814)
Decrease in restricted cash	2,974	–
Dividends paid	(3,802)	(2,220)
Net cash provided by financing activities	124,386	18,911

Net change in cash and cash equivalents	(2,494)	2,583
Cash and cash equivalents at beginning of period	24,335	35,352
Cash and cash equivalents at end of period	$21,841	$37,935

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009
(amounts in thousands except share and per share data)

NOTE 1 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The condensed consolidated financial statements include the accounts of Dynex Capital, Inc., its qualified real estate investment trust ("REIT") subsidiaries and its taxable REIT subsidiary (together, “Dynex” or the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the condensed consolidated financial statements, have been included. The financial statements presented are unaudited.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted.  The unaudited financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”).

Consolidation of Subsidiaries

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

Federal Income Taxes

The Company believes it has complied with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).  As such, the Company believes that it qualifies as a REIT for federal income tax purposes, and that it generally will not be subject to federal income tax on the amount of its income or gain that is distributed as dividends to shareholders.  The Company uses the calendar year for both tax and financial reporting purposes.  There may be differences between taxable income and income computed in accordance with GAAP.

Investments

The Company’s investments include Agency mortgage backed securities (“MBS”), securitized mortgage loans, investment in joint venture and other investments.

Agency MBS.  Agency MBS are MBS issued or guaranteed by a federally chartered corporation, such as Federal National Mortgage Corporation, or Fannie Mae, or Federal Home Loan Mortgage Corporation, or Freddie Mac, or an agency of the U.S. government, such as Government National Mortgage Association, or Ginnie Mae.  MBS issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae are commonly referred to as “Agency MBS”.  The Company’s Agency MBS are comprised primarily of Hybrid Agency ARMs and Agency ARMs and, to a lesser extent, fixed-rate Agency MBS.  Hybrid Agency ARMs are MBS collateralized by hybrid adjustable mortgage loans.  Hybrid adjustable rate mortgage loans are loans which have a fixed rate of interest for a specified period (typically three to ten years) and which then adjust their interest rate at least annually to an increment over a specified interest rate index as further discussed below.  Agency ARMs are MBS collateralized by adjustable rate mortgage loans which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index.  Agency ARMs also include Hybrid Agency ARMs that are past their fixed rate periods.

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

Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from those estimates.  The primary estimates inherent in the accompanying condensed consolidated financial statements are discussed below.

Fair Value  Pursuant to SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), the fair value is the exchange price in an orderly transaction, that is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset/liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset/liability.  SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, SFAS 157 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

The three levels of the valuation hierarchy established by SFAS 157 are as follows:

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

Other-than-Temporary Impairments.  The Company evaluates all securities in its investment portfolio for other-than-temporary impairments.  A security is generally defined to be impaired if the carrying value of such security exceeds its estimated fair value.  Based on the provisions of FSP FAS 115-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected is less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis.  The charge to earnings is limited to the amount of credit loss if the investor does not intend, and it is more-likely-than-not that it will not be required, to sell the security before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.  In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.  Securities normally are not placed on non-accrual status if the servicer continues to advance on the impaired loans in the security.

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

Loans secured by low-income housing tax credit properties, with at least twelve months remaining in their tax credit compliance period, account for 46% of the Company’s securitized commercial mortgage loan portfolio.  Section 42 of the Code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low income families.  Failure to comply with certain income and rental restrictions required by Section 42 or default on a loan financing a Section 42 property during the compliance period can result in the recapture of previously received tax credits.  The potential cost of tax credit recapture provides an incentive to the property owner to support the property during the compliance period.

Amortization of Premiums/Discounts on Agency MBS.  Premiums and discounts on investments and obligations are amortized into interest income or expense, respectively, over the life of the related investment or obligation using the effective yield method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 addresses reporting requirements in the financial statements of non-controlling interests to their equity share of subsidiary investments.  SFAS 160 applies to reporting periods beginning after December 15, 2008.  The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

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

On March 20, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements.  SFAS 161 also requires certain tabular formats for disclosing such information.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS 133.  Among other things, SFAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements as a result of contingent credit-related features.  The adoption of SFAS 161 did not have an impact on the Company’s financial statements.

On February 20, 2008, the FASB issued FASB Staff Position (“FSP”) 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”), which provides guidance on accounting for transfers of financial assets and repurchase financings.  FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) under SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).  However, if certain criteria, as described in FSP 140-3, are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140.  If the linked transaction does not meet the requirements for sale accounting, the linked transaction shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet.  FSP 140-3 is effective on a prospective basis for fiscal years beginning after November 15, 2008, with earlier application not permitted.  The adoption of FSP 140-3 did not have an impact on the Company’s financial statements.

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

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”) which amends disclosures about fair value of financial instruments. The FSP requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  The Company elected to adopt the provisions of FAS 107-1 during the first quarter of 2009 and has included the required disclosures in its notes to unaudited condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairment” (“FSP 115-2”) which clarifies other-than-temporary impairment. FSP 115-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP 115-2 declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  The

Company adopted FSP 115-2 during the first quarter of 2009.  The adoption of this FSP 115-2 did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) which clarifies the application of fair value accounting.  FSP 157-4 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique. The Company adopted FSP 157-4 during the first quarter of 2009.  The adoption of FSP 157-4 did not have a significant impact on the Company’s financial statements.

NOTE 2 – NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted basis.  Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the two-class method, and stock options, using the treasury stock method, but only if these items are dilutive.  The Series D preferred stock is convertible into one share of common stock for each share of preferred stock.  The following table reconciles the numerator and denominator for both basic and diluted net income per common share for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$3,134		$5,319
Preferred stock dividends	(1,003)		(1,003)
Net income to common shareholders	2,131	12,169,762	$4,316	12,156,887
Effect of dilutive items	–	–	1,003	4,230,105
Diluted	$2,131	12,169,762	$5,319	16,386,992

Net income per common share:
Basic		$0.18		$0.36
Diluted		$0.18		$0.32

Reconciliation of shares included in calculation of income per common share due to dilutive effect:
Net effect of dilutive:
Convertible preferred stock	–	–	1,003	4,221,539
Stock options	–	–	–	8,566
	$–	–	$1,003	4,230,105

The following securities were excluded from the calculation of diluted income per common share, as their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2009	2008
Shares issuable under stock option awards	110,000	95,000
Convertible preferred stock	4,221,539	–

NOTE 3 – AGENCY MORTGAGE-BACKED SECURITIES

The following table presents the components of the Company’s investment in Agency MBS as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Principal/par value	$438,883	$307,548
Purchase premiums	7,609	3,585
Purchase discounts	(54)	(59)
Amortized cost	446,438	311,074
Gross unrealized gains	4,426	1,355
Gross unrealized losses	(64)	(853)
Fair value	$450,800	$311,576

Weighted average coupon	5.15%	5.06%
Weighted average months to reset	25	21

Principal/par value in the table above includes principal payments receivable on Agency MBS of $2,122 and $956 as of March 31, 2009 and December 31, 2008, respectively.

The Company received principal payments of $17,946 on its portfolio of Agency MBS and purchased approximately $153,951 of Agency MBS during the three-month period ended March 31, 2009.  Approximately $129,147 of the purchases were financed with repurchase agreements, and the remaining $24,804 were purchased without the use of financing.

NOTE 4 – SECURITIZED MORTGAGE LOANS, NET

The following table summarizes the components of securitized mortgage loans at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Securitized mortgage loans:
Commercial mortgage loans	$162,072	$164,032
Single-family mortgage loans	67,653	70,607
	229,725	234,639
Funds held by trustees, including funds held for defeasance	11,151	11,267
Accrued interest receivable	1,522	1,538
Unamortized discounts and premiums, net	328	90
Other	(106)	–
Loans, at amortized cost	242,620	247,534
Allowance for loan losses	(3,782)	(3,707)
	$238,838	$243,827

All of the securitized mortgage loans are encumbered by securitization financing bonds (see Note 9).

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is included in securitized mortgage loans, net in the accompanying condensed consolidated balance sheets.  The following table summarizes the aggregate activity for the allowance for loan losses for the three-month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Allowance at beginning of period	$3,707	$2,721
Provision for loan losses	179	26
Credit losses, net of recoveries	(9)	(2)
Allowance at end of period	$3,877	$2,745

The following table presents the components of the allowance for loan losses at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Securitized commercial mortgage loans	$3,567	$3,527
Securitized single-family mortgage loans	215	180
	3,782	3,707
Other mortgage loans	95	–
	$3,877	$3,707

The following table presents certain information on impaired commercial mortgage loans at December 31, 2008 and March 31, 2009:

	Investment in Impaired Loans	Allowance for Loan Losses	Investment in Excess of Allowance
December 31, 2008	$24,022	$3,527	$20,495
March 31, 2009	22,429	3,567	18,862

Impaired loans included three delinquent loans with an amortized cost basis of $5,531 at March 31, 2009 and two loans with an amortized cost basis of $3,082 at December 31, 2008.

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

The joint venture owns interests in commercial mortgage backed securities (“CMBS”) and an investment in a payment agreement from the Company (see Note 10).  Under the payment agreement amounts received, after payment on the associated securitization financing bonds outstanding, monthly by the Company on certain securitized commercial mortgage loans are paid to the joint venture.  During the three months ended March 31, 2009, the joint venture received $0.4 million of payments under this payment agreement.

The Company recorded equity in the loss of the joint venture of $754, which includes $60 of amortization expense, and a decrease of $1,035 in accumulated other comprehensive loss of the joint venture for the three months ended March 31, 2009 resulting from the venture’s ownership of CMBS.

The following tables present the condensed results of operations for the joint venture for the three months ended March 31, 2009 and 2008 and the financial condition as of March 31, 2009 and December 31, 2008 of the joint venture.

Condensed Statements of Operations
	Three Months Ended March 31,
	2009	2008
Interest income	$635	$1,354
Other-than-temporary impairment	(1,417)	(965)
Fair value adjustments, net	(563)	(4,680)
General and administrative expenses	(47)	(42)
Net loss	$(1,392)	$(4,333)

Condensed Balance Sheets
	March 31, 2009	December 31, 2008
Total assets	$10,924	$11,240
Total liabilities	$62	$21
Total members’ capital	$10,862	$11,219

The other-than-temporary impairment of $1,417 in the first quarter of 2009 and the $563 negative fair value adjustment are related to the joint venture’s investment in subordinate CMBS.  The CMBS declined in value during the quarter from an increase in the estimated default rates and estimated loss severities used in calculating the fair values of the CMBS.

The joint venture’s investments at March 31, 2009 were comprised of $2,273 of available-for-sale subordinate CMBS and a financial instrument backed by commercial mortgage loans accounted for under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”)with a fair value of $7,971.  See Note 11.

NOTE 7 – OTHER INVESTMENTS

The following table summarizes the amortized cost basis and fair value of the Company’s other investments and the related average effective interest rates at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Non-Agency MBS	$6,830	8.24%	$6,959	8.02%
Equity securities of publicly traded companies	1,696		3,441
	8,526		10,400
Gross unrealized gains	560		802
Gross unrealized losses	(1,282)		(1,335)
	7,804		9,867
Other loans, net	2,478		2,657
Other	168		211
	$10,450		$12,735

Non-Agency MBS consist principally of fixed rate securities collateralized by single-family residential loans originated in 1994.

The Company sold approximately $1,747 and $5,247 of equity securities during the three months ended March 31, 2009 and 2008, respectively, on which it recognized gains of $82 and $2,088, respectively.

Other loans are comprised principally of unsecuritized mortgage loans originated predominately between 1986 and 1997.  Of the approximately 35 mortgage loans that make up the balance, four loans were 60 days or more delinquent as of March 31, 2009.  Three of the delinquent loans are carried at discounts in excess of the estimated losses on those loans.  An allowance for loan losses of $95 was provided for one of the delinquent loans during the three months ended March 31, 2009.

NOTE 8 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  The following tables present the components of the Company’s repurchase agreements by the type of securities collateralizing the repurchase agreement at March 31, 2009 and December 31, 2008, respectively.

	March 31, 2009
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral
Agency MBS	$387,641	0.90%	$415,360
Securitization financing bonds (See Note 9)	15,504	2.52%	26,877
	$403,145	0.96%	$442,237

	December 31, 2008
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral
Agency MBS	$274,217	2.70%	$300,277
Securitization financing bonds	–	–	–
	$274,217	2.70%	$300,277

At March 31, 2009 and December 31, 2008, the repurchase agreements had the following maturities:
Original Maturity	March 31, 2009	December 31, 2008
30 days or less	$15,504	$38,617
31 to 60 days	356,620	187,960
61 to 90 days	31,021	47,640
	$403,145	$274,217

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

The Company has three series of bonds remaining outstanding pursuant to three separate indentures.  One series with a principal amount of $26,547 is collateralized by $67,653 in single-family mortgage loans (the “single-family series”).  The two remaining series with principal amounts of $17,866 and $129,657, respectively, are collateralized by commercial mortgage loans, including defeased loans, with unpaid principal balances at March 31, 2009 of $22,522 and $150,552, respectively.

The Company has the right to redeem $17,036 and $830 of bonds, which have current interest rates of 6.65% and 8.82%, at par as of March 31, 2009.  The Company expects to redeem substantially all of these bonds in May 2009.  The Company owns one securitization bond with a par value of $33,830 from the single-family series which is rated “AAA” by two of the nationally recognized rating agencies.  This bond is pledged as collateral to support repurchase agreement borrowings.

The components of securitization financing along with certain other information at March 31, 2009 and December 31, 2008 are summarized as follows:

	March 31, 2009		December 31, 2008
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed-rate classes	$147,523	6.6% - 8.8%	$149,598	6.6% - 8.8%
Variable-rate classes	26,547	0.8%	28,186	1.7%
Accrued interest payable	994		1,008
Unamortized net bond premium and deferred costs	(727)		(627)
	$174,337		$178,165

Range of stated maturities	2024-2027		2024-2027
Estimated weighted average life	2.4 years		2.6 years
Number of series	3		3

At March 31, 2009, the weighted-average effective rate of the coupon on the bonds outstanding was 5.9%.  The average effective rate on the bonds was 5.9% and 6.1% for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.  The variable-rate bonds pay interest based on one-month LIBOR plus 30 basis points.

NOTE 10 – OBLIGATION UNDER PAYMENT AGREEMENT

Obligation under payment agreement represents the fair value of estimated future payments due to the joint venture discussed in Note 6.  The amounts due under the payment agreement are based on the amounts received monthly by the Company on certain securitized commercial mortgage loans with an unpaid principal balance, including defeased loans, of $150,552 at March 31, 2009, after payment of the associated securitization financing bonds outstanding with an unpaid principal balance of $129,657 at March 31, 2009.  The present value of the payment agreement was determined based on the total estimated future payments discounted at a weighted average rate of 39.6%.  Factors which significantly impact the valuation of the payment agreement include the credit performance of the underlying securitized mortgage loans, estimated prepayments on the loans and the weighted average discount rate used on the cash flows.

The Company made payments of $401 and $402 under the payment agreement for the three months ended March 31, 2009 and 2008, respectively, all of which was recorded as interest expense in the condensed financial statements.

NOTE 11 – FAIR VALUE MEASUREMENTS

Pursuant to SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), the fair value is the exchange price in an orderly transaction, that is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset/liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset/liability.  SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, SFAS 157 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

The three levels of the valuation hierarchy established by SFAS 157 are as follows:

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

The following table presents the Company’s assets and liabilities at March 31, 2009, which are carried at fair value, segregated by the hierarchy level of the fair value estimate:

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS	$450,800	$–	$450,800	$–
Non-Agency MBS	6,070	–	–	6,070
Equity securities	1,734	1,734	–	–
Other	168	–	–	168
Total assets carried at fair value	$458,772	$1,734	$450,800	$6,238

Liabilities:
Obligation under payment agreement	$7,971	$–	$–	$7,971
Total liabilities carried at fair value	$7,971	$–	$–	$7,971

The following table presents the reconciliations of the beginning and ending balances of the Level 3 fair value estimates for the three month period ended March 31, 2009:

Level 3 Fair Values
	Non-Agency MBS	Other	Total assets	Obligation under payment agreement
Balance at December 31, 2008	$6,259	$211	$6,470	$(8,534)
Total realized and unrealized gains (losses)
Included in earnings	–	1	1	563
Included in other comprehensive income (loss)	(760)	6	(754)	–
Purchases, sales, issuances and other settlements, net	571	(50)	521	–
Transfers in and/or out of Level 3	–	–	–	–
Balance at March 31, 2009	$6,070	$168	$6,238	$(7,971)

There were no assets or liabilities which were measured at fair value on a non-recurring basis during the three months ended March 31, 2009.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires the disclosure of the estimated fair value of financial instruments.  The following table presents the recorded basis and estimated fair values of the Company’s financial instruments as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Agency MBS	$450,800	$450,800	$311,576	$311,576
Securitized mortgage loans, net	238,838	197,676	243,827	201,252
Investment in joint venture	5,417	5,417	5,655	5,595
Other investments	10,450	10,186	12,735	12,358

Liabilities:
Repurchase agreements	403,145	403,145	274,217	274,217
Securitization financing	174,337	152,155	178,165	153,370
Obligation under payment agreement	7,971	7,971	8,534	8,534

NOTE 12 – PREFERRED AND COMMON STOCK

The following table presents the preferred and common dividends paid from January 1, 2009 through March 31, 2009:

Declaration	Record	Payment	Dividend per Share
Date	Date	Date	Common	Preferred
Common Stock
December 10, 2008	December 22, 2008	January 30, 2009	$0.23	–
March 20, 2009	March 31, 2009	April 30, 2009	0.23	–

Preferred Stock
December 22, 2008	December 31, 2008	February 2, 2009	–	$0.2375
March 20, 2009	March 31, 2009	April 30, 2009	–	$0.2375

There were no changes in the number of preferred and common shares outstanding during the three months ended March 31, 2009.

Shelf Registration

On February 29, 2008, the Company filed a shelf registration statement on Form S-3 (the “Shelf Registration”), which became effective on April 17, 2008.  The Shelf Registration permits the Company to sell up to $1.0 billion of securities, including common stock, preferred stock, debt securities and warrants.  No shares had been sold or otherwise issued under this Shelf Registration as of March 31, 2009.

Controlled Equity Offering Program

The Company initiated a controlled equity offering program (“CEOP”) on March 16, 2009 by filing a prospectus supplement under its Shelf Registration.  The CEOP allows the Company to offer and sell, from time to time through Cantor Fitzgerald & Co. (“Cantor”) as agent, up to 3,000,000 shares of its common stock in negotiated transactions or transactions that are deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.

Subsequent to the end of the first quarter, the Company sold through the CEOP 890,000 shares of its common stock at $6.75 per share, for which it received proceeds of $5,857, net of a $150 sales commission paid to Cantor.  After this transaction, 2,110,000 shares of the Company’s common stock remain available for offer and sale under the CEOP.

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

One of the Company’s subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit (“Pentlong”) filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the "Court of Common Pleas").  Between 1995 and 1997, GLS purchased delinquent county property tax receivables for properties located in Allegheny County.  Plaintiffs allege that GLS did not enjoy the same rights as its assignor, Allegheny County, to recover from delinquent taxpayers certain attorney fees, costs and expenses and interest in the collection of the tax receivables.  Class action status has been certified in this matter, but a motion to reconsider is pending.  This Pentlong litigation has been stayed pending the outcome of similar litigation before the Pennsylvania Supreme Court in which GLS is not a defendant.  The plaintiff in that case had disputed the application of curative legislation enacted in 2003 but retroactive to 1996 which specifically set forth the right to collect reasonable attorney fees, costs, and interest which were properly taxable as part of the tax debt owed.  The Pennsylvania Supreme Court subsequently issued an opinion in favor of the defendants in that matter, which the Company believes will favorably impact the Pentlong litigation by substantially reducing the Pentlong plaintiffs’ universe of actionable claims of illegal actions by GLS in connection with the collection of the tax receivables.  No timetable has been set by the Court of Common Pleas for the recommencement of the litigation.  The Pentlong plaintiffs have not enumerated their damages in this matter, and the Company believes that the ultimate outcome of this litigation will not have a material impact on its financial condition, but may have a material impact on its reported results for the particular period presented.

Dynex Capital, Inc. and Dynex Commercial, Inc. (“DCI”), a former affiliate of the Company and now known as DCI Commercial, Inc., are appellees (or respondents) in the Court of Appeals for the Fifth Judicial District of Texas at

Dallas, related to the matter of Basic Capital Management et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al. as previously discussed by the Company in prior filings.  There has been no material change in this litigation since the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.

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

The following table presents a summary of the SAR activity for the Stock Incentive Plan:

	Three Months Ended
	March 31, 2009
	Number of Shares	Weighted-Average Exercise Price
SARs outstanding at beginning of period	278,146	$7.27
SARs granted	–	–
SARs forfeited or redeemed	–	–
SARs exercised	–	–
SARs outstanding at end of period	278,146	$7.27
SARs vested and exercisable	219,396	$7.37

The following table presents a summary of the option activity for the Stock Incentive Plan:

	Three Months Ended
	March 31, 2009
	Number of Shares	Weighted-Average Exercise Price
Options outstanding at beginning of period	110,000	$8.55
Options granted	–	–
Options forfeited or redeemed	–	–
Options exercised	–	–
Options outstanding at end of period	110,000	$8.55
Options vested and exercisable	110,000	$8.55

The following table presents a summary of the restricted stock activity for the Stock Incentive Plan:

Three Months Ended
March 31, 2009
Number of Shares
Restricted stock at beginning of period	30,000
Restricted stock granted	–
Restricted stock forfeited or redeemed	–
Restricted stock vested	(7,500)
Restricted stock outstanding at end of period	22,500

The Company recognized stock based compensation expense of $48 for the three months ended March 31, 2009 and stock based compensation benefit of $83 for the three months ended March 31, 2008 for its SARs and options.  The total compensation cost related to non-vested awards was $13 and $519 at March 31, 2009 and 2008, respectively, and will be recognized as the awards vest.

As required by SFAS No. 123(R) “Share-Based Payment,” stock options, which may be settled only in shares of common stock, have been treated as equity awards, with their fair value measured at the grant date, and SARs, which may be settled in cash, have been treated as liability awards, with their fair value measured at the grant date and remeasured at the end of each reporting period.  The fair value of SARs was estimated at March 31, 2009 using the Black-Scholes option valuation model based upon the assumptions in the table below.

The following table provides the assumptions used for calculating the fair value of the SARs outstanding at March 31, 2009.

SARs Fair Value
March 31, 2009
Weighted-average volatility	28.43%
Expected dividends	13.18%
Expected term (in months)	41
Risk-free rate	1.60%

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008.  In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

EXECUTIVE OVERVIEW

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

We have also invested in securitized single-family residential and commercial mortgage loans, non-Agency mortgage-backed securities, or non-Agency MBS, and, through a joint venture, commercial mortgage-backed securities (“CMBS”).  Substantially all of these loans and securities, including those owned by the joint venture, consist of, or are secured by, first lien mortgages which were originated by us from 1992 to 1998.  We are no longer originating loans.

Our primary investment activity for 2009 has been in Agency MBS and we expect to continue to invest in Agency MBS for the foreseeable future.  We may also invest in non-Agency MBS or CMBS depending on the nature and risks of the investment, its expected return and future economic and market conditions.  Where economically beneficial to us, we may also invest additional capital in our securitized mortgage loan pools by redeeming the associated securitization financing in whole or in part pursuant to our right to redeem such financing as discussed below.

We have generally financed our investments through a combination of repurchase agreements, securitization financing, and equity capital.  We employ leverage in order to increase the overall yield on our invested capital.  Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments.  We may occasionally sell investments prior to their maturity although our intention is generally to hold our investments on a long-term basis.

As a REIT, we are required to distribute to our shareholders as dividends at least 90% of our taxable income, which is our income as calculated for income tax purposes after consideration of our tax net operating loss carryforwards (“NOLs”).  We may be able to manage our distribution requirements through the use of our NOLs, which were approximately $150 million at December 31, 2008, to offset, partially or in total, our distribution requirements.  Our use of NOLs to offset income distribution requirements will be tempered by our desire to continue to pay a reasonable dividend to our shareholders.

At March 31, 2009, we had total investments of approximately $705.5 million. Our investments consisted of $450.8 million of Agency MBS, $69.0 million of securitized single-family residential mortgage loans and $169.9 million of securitized commercial mortgage loans.  We have a $5.4 million investment in a joint venture which owns subordinate CMBS and cash.  We also had $1.7 million of equity securities and $6.1 million in non-Agency MBS.

The Agency MBS is pledged as collateral to support $387.6 million in repurchase agreement financing and the securitized single-family and commercial mortgage loans are pledged to support $174.1 million in securitzation financing.  A securitization financing bond backed by single-family loans is pledged to support a $15.5 million repurchase agreement financing.  A discussion of our investments and financing activity is included under “Financial Condition” below.

With respect to our investment in Agency MBS, we invest in Hybrid Agency ARMs and Agency ARMs and, to a lesser extent, fixed-rate Agency MBS.  Hybrid ARMs are MBS collateralized by hybrid adjustable mortgage loans, which have a fixed rate of interest for a specified period (typically three to ten years) and which then reset their interest rate at least annually to an increment over a specified interest rate index.  Hybrid Agency ARMs are Hybrid ARMs that are issued or guaranteed by a federally chartered corporation or an agency of the U.S. government.  Agency ARMs are MBS collateralized by adjustable rate mortgage loans which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index.  Agency ARMs may be collateralized by Hybrid Agency ARMs that are past their fixed rate periods.  At March 31, 2009, we had approximately $347.4 million in Hybrid Agency ARMs and approximately $103.4 million in Agency ARMs.

We have the right to redeem the securitization financing collateralized by commercial mortgage loans under certain conditions.  We have exercised this right in the past when economically beneficial to us.  As of March 31, 2009, approximately $17.9 million in securitization financing with a weighted average coupon of 6.8% was redeemable by us.  The principal amount of $17.0 million of this financing is guaranteed by Fannie Mae.

The joint venture in which we invest also owns the right to call certain CMBS at its current unpaid principal balance.  Such CMBS had an outstanding balance of $185.2 million at March 31, 2009, $141.9 million of which are rated ‘AAA’ by two of the nationally recognized ratings agencies.  The current economic and market conditions have made it unfeasible to redeem these bonds, and any future decision on whether to redeem these bonds will be based on the economic and market conditions at that time.  The termination date for the joint venture was originally intended to be April 15, 2009, commensurate with the redemption of the CMBS discussed above.  As the CMBS were not redeemed, the partnership remains in existence.  We are currently working with our joint venture partner to determine what actions to take with regard to the joint venture.  If the joint venture is terminated, we may purchase certain assets from the joint venture in connection with its termination.

FINANCIAL CONDITION

The following table presents certain balance sheet items that had significant activity, which are discussed after the table.

(amounts in thousands)	March 31, 2009	December 31, 2008

Agency MBS, at fair value	$450,800	$311,576
Securitized mortgage loans, net	238,838	243,827
Investment in joint venture	5,417	5,655
Other investments	10,450	12,735

Repurchase agreements	403,145	274,217
Securitization financing	174,337	178,165
Obligation under payment agreement	7,971	8,534
Shareholders’ equity	143,937	140,409

Agency MBS

Our Agency MBS investments, which are classified as available-for-sale and carried at fair value, are comprised as follows:

(amounts in thousands)	March 31, 2009	December 31, 2008
Agency MBS:
Hybrid Agency ARMs	$346,247	$217,800
Agency ARMs	102,272	92,626
	448,519	310,426
Fixed Rate	159	194
	448,678	310,620
Principal receivable	2,122	956
	$450,800	$311,576

Agency MBS increased from $311.6 million at December 31, 2008 to $450.8 million at March 31, 2009 primarily as a result of our purchase of approximately $154.0 million of Hybrid Agency MBS during the three month period ended March 31, 2009.  Partially offsetting the purchases was the receipt of $17.9 million of principal on the securities during the three month period ended March 31, 2009.  At March 31, 2009, our Hybrid Agency MBS portfolio had a weighted average of 25 months remaining until the rates on the underlying loans collateralizing the Agency MBS reset.  The weighted average coupon on our portfolio of Agency MBS was 5.15% as of March 31, 2009.  At March 31, 2009, approximately $415.4 million of the Hybrid Agency MBS had been pledged to counterparties as security for repurchase agreement financing.

The average quarterly constant prepayment rate (“CPR”) realized on our Agency MBS portfolio was 14.8% for the first quarter of 2009 and 13.6% for the fourth quarter of 2008.  CPR for the first quarter of 2008 was not meaningful.

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

(amounts in thousands)	March 31, 2009	December 31, 2008
Securitized mortgage loans, net:
Commercial	$169,881	$171,963
Single-family	68,957	71,864
	238,838	243,827

Securitized commercial mortgage loans includes the loans pledged to two securitization trusts, which were issued in 1993 and 1997 and have outstanding principal balances, including defeased loans, of $22.5 million and $150.6 million, respectively, at March 31, 2009.  The decrease in these loans was primarily related to principal payments of $2.1 million during the three months ended March 31, 2009 partially offset by $0.1 million of net discount amortization.

Securitized single-family mortgage loans includes loans pledged to one securitization trust, which was issued in 2002 using loans that were principally originated between 1992 and 1997.  The decrease in the securitized single-family mortgage loans was primarily related to principal payments on the loans of $2.9 million, $2.2 million of which were unscheduled, during the three months ended March 31, 2009.

Investment in Joint Venture

Investment in joint venture declined during the three months ended March 31, 2009 as a result of our interest in the net loss of the joint venture of $1.4 million and other comprehensive loss of the joint venture of $0.4 million.  For discussion of the net loss of the joint venture see discussion under “Results of Operations.”

At March 31, 2009, the joint venture owns various subordinate interests in CMBS issued by two securitization trusts created by us in 1997 and 1998.  The carrying value of these securities at March 31, 2009 was $8.0 million and $2.3 million respectively, relative to their principal balances of $20.9 million and $17.8 million.  The joint venture also had cash and cash equivalents of $0.7 million at March 31, 2009.

Other Investments

Our other investments are comprised of non-Agency MBS and equity securities, which are classified as available-for-sale and carried at fair value, and other loans and investments, which are stated at amortized cost, as follows:

(amounts in thousands)	March 31, 2009	December 31, 2008
Non-Agency MBS	$6,830	$6,959
Equity securities of publicly traded companies	1,696	3,441
	8,526	10,400
Gross unrealized gains	560	802
Gross unrealized losses	(1,282)	(1,335)
	7,804	9,867
Other loans, net	2,478	2,657
Other	168	211
	$10,450	$12,735

Non-Agency MBS is primarily comprised of investment grade MBS issued by a subsidiary of the Company in 1994.  The decline of $0.1 million to $6.8 million at March 31, 2009 was primarily related to the principal payments received on these securities during the three months ended March 31, 2009.

Equity securities decreased approximately $1.7 million to $1.7 million and include common stock of publicly-traded mortgage REITs.  We sold approximately $1.7 million of equity securities on which we recognized a net gain of $0.1 million during the first quarter of 2009.

Other loans and investments declined approximately $0.2 million to $2.6 million during the three months ended March 31, 2009.  The balance at March 31, 2009 is comprised primarily of $2.5 million of seasoned residential and commercial mortgage loans and $0.2 million related to our remaining investment in delinquent property tax receivables.  The decline is primarily related to the receipt of approximately $0.1 million of principal on the mortgage loans and a $0.1 million provision for loan losses.

Repurchase Agreements

Repurchase agreements increased to $403.1 million at March 31, 2009 from $274.2 million at December 31, 2008.  The increase is primarily related to our use of repurchase agreements to finance our acquisition of Agency MBS, net of repayments during the quarter.

We entered into a repurchase agreement during the first quarter of 2009, which had a balance of $15.5 million at March 31, 2009 to finance a securitization financing bond with a par value of $33.8 million at March 31, 2009.  The securitization financing bond collateralizing the repurchase agreement is collateralized by single-family mortgage loans and had an estimated fair value of $26.9 million as of March 31, 2009.

Securitization Financing

Securitization financing consists of fixed and variable rate bonds as set forth in the table below.  The table includes the unpaid principal balance of the bonds outstanding, accrued interest, discounts, premiums and deferred costs at March 31, 2009.

(amounts in thousands)	March 31, 2009	December 31, 2008
Securitization financing:
Fixed, secured by commercial mortgage loans	$148,359	$150,588
Variable, secured by single-family mortgage loans	25,978	27,577
	$174,337	$178,165

The fixed rate bonds were issued pursuant to two separate indentures (via two securitization trusts) and finance our securitized commercial mortgage loans, which are also fixed rate.  The $2.2 million decrease is primarily related to principal payments on the bonds during the three months ended March 31, 2009 of $2.1 million.  There was also $0.1 million of bond premium and deferred cost amortization during the three months ended March 31, 2009.

The bonds issued by one of the securitization trusts, which had a balance of $17.9 million at March 31, 2009, consisted of two separate classes of bonds both of which were callable by us, beginning June 15, 2008, and remain redeemable at our option.

Our single-family securitized mortgage loans are financed by variable rate securitization financing bonds issued pursuant to a single indenture.  The $1.6 million decline in the balance during the three months ended March 31, 2009 to $26.0 million is primarily related to principal payments on the bonds.

Obligation under Payment Agreement

Obligation under payment agreement represents the fair value of estimated future payments due to the joint venture discussed in Note 6 and Note 10 to our condensed consolidated financial statements.  The fair value of the obligation decreased to $8.0 million at March 31, 2009 from $8.5 million at December 31, 2008.  The change in value was recorded as a favorable fair value adjustment in the condensed consolidated statement of operations.  The decline in value of the obligation under payment agreement was primarily related to an increase in the estimated losses on the bonds covered by the agreement, which decreased the estimated payments we will need to make in the future under the instrument.

Shareholders’ Equity

Shareholders’ equity increased $3.5 million to $143.9 million at March 31, 2009.  The increase was primarily related to net income of $3.1 million and a $4.2 million improvement from accumulated other comprehensive loss of $3.9 million to accumulated other comprehensive income of $0.2 million during the three months ended March 31, 2009.  These increases were partially offset by common and preferred stock dividends of $3.8 million.  Accumulated other comprehensive income increased primarily due to an increase in  the price of our Agency MBS portfolio from 101.6 as of December 31, 2008 to 103.2 at March 31, 2009.

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

For purposes of the table below, we have attempted to calculate fair value of the investments based on what we believe to be reasonable assumptions that would be made by a reasonable buyer.  If we actually were to have attempted to sell these investments at March 31, 2009, there can be no assurance that the amounts set forth in the table below could have been realized.

Estimated Fair Value of Net Investment

	March 31, 2009 (amounts in thousands)
Investment	Investment basis	Financing (1)	Net invested capital	Estimated fair value of net invested capital
Agency MBS (2)	$450,800	$387,641	$63,159	$63,159

Securitized mortgage loans: (3)
Single-family mortgage loans – 2002 Trust	68,957	41,482	27,475	18,476
Commercial mortgage loans – 1993 Trust	21,002	17,938	3,064	3,571
Commercial mortgage loans – 1997 Trust	148,879	138,392	10,487	–
	238,838	197,812	41,026	22,047

Investment in joint venture(4)	5,417	–	5,417	5,417

Other investments: (5)
Non-Agency MBS	6,070	–	6,070	6,070
Equity securities	1,734	–	1,734	1,734
Other loans and investments	2,646	–	2,646	2,382
	10,450	–	10,450	10,186

Total	$705,505	$585,453	$120,052	$100,809

(1)
Financing includes repurchase agreements and securitization financing issued to third parties.  Financing for the 1997 Trust also includes obligation under payment agreement, which at March 31, 2009 had a balance of $7,971.

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

The following table summarizes the assumptions used in estimating fair value for our net investment in securitized mortgage loans and the cash flow related to those net investments during 2009.

	Fair Value Assumptions
Loan type	Approximate date of loan origination	Weighted-average prepayment speeds(1)	Projected annual losses (2)	Weighted-average discount rate(3)	YTD 2009 Cash Flows (4) (amounts in thousands)

Single-family mortgage loans – 2002 Trust	1994	15% CPR	0.2%	13%	$ 2,376

Commercial mortgage loans – 1993 Trust	1993	0% CPR	0.8%	20%	$ 229
Commercial mortgage loans – 1997 Trust	1997	(5)	2.0%	40%	$ –

(1)
Assumed CPR speeds generally are governed by underlying pool characteristics.  Loans currently delinquent in excess of 30 days are assumed to be liquidated in six months at a loss amount that is calculated for each loan based on its specific facts.

(2)	Represents management’s estimate of losses that would be used by a third party in valuing these or similar assets.
(3)	Represents management’s estimate of the market discount rate that would be used by a third party in valuing these or similar assets.
(4)
Represents net  cash flows received on the investment including principal and interest.  Cash flows from the Commercial mortgage loans – 1997 Trust are paid by the Company to the joint venture pursuant to the obligation under payment agreement.

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

(amounts in thousands)	March 31, 2009
Investments:
Agency MBS	$63,159
AAA rated non-Agency MBS	23,659
AA and A rated non-Agency MBS	329
Unrated and non-investment grade	4,787
Securitization over-collateralization	22,701
Investment in joint venture	5,417
$120,052

The following table reconciles the above to shareholders’ equity as presented on the Company’s balance sheets:

(amounts in thousands)	Book Value
Total investment assets (per table above)	$120,052
Cash and cash equivalents	21,841
Other assets and liabilities, net	2,044
$143,937

RESULTS OF OPERATIONS

	Three Months Ended March 31,
(amounts in thousands except per share information)	2009	2008
Interest income	$9,477	$6,483
Interest expense	4,433	4,062
Provision for loan losses	(179)	(26)
Net interest income after provision for loan losses	4,865	2,395
Equity in loss of joint venture	(754)	(2,251)
Gain on sale of investments, net	83	2,093
Fair value adjustments, net	645	4,231
Other income	21	67
General and administrative expenses:
Compensation and benefits	(883)	(495)
Other administrative and general expenses	(843)	(721)
Net income	3,134	5,319

Net income per common share:
Basic	$0.18	$0.36
Diluted	$0.18	$0.32

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Interest Income

Interest income includes interest earned on the investment portfolio and also reflects the amortization of any related discounts, premiums and deferred costs.  The following table presents the significant components of our interest income.

	Three Months Ended March 31,
(amounts in thousands)	2009	2008
Interest income - Investments:
Agency MBS	$4,435	$104
Securitized mortgage loans	4,820	5,602
Other investments	217	453
	9,472	6,159
Interest income – Cash and cash equivalents	5	324
	$9,477	$6,483

The change in interest income on securitized mortgage loans and Agency MBS is examined in the discussion and tables that follow.

Interest Income – Agency MBS

Interest income on Agency MBS increased $4.3 million to $4.4 million for the three months ended March 31, 2009 from less than approximately $0.1 million for the same period in 2008.  The increase is related to the net purchase of approximately $491.6 million of Agency MBS during the twelve months ended March 31, 2009, which increased the average balance of Agency MBS investments from $8.9 million for the first quarter of 2008 to $401.6 million for the same period in 2009.  The average balance increased less than the gross purchases during 2009, because the Agency MBS portfolio was built progressively over 2008 and principal payments on the securities were received during the period.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on securitized mortgage loans.

	Three Months Ended March 31,
	2009			2008
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Securitized mortgage loans:
Commercial	$3,519	$125	$3,644	$3,985	$100	$4,085
Single-family	1,063	113	1,176	1,604	(87)	1,517
	$4,582	$238	$4,820	$5,589	$13	$5,602

The majority of the decrease of $0.4 million in interest income on securitized commercial mortgage loans is related to the lower average balance of the commercial mortgage loans outstanding in the first quarter of 2009, which decreased approximately $17.6 million (9%) compared to the balance for the same period in 2008.  The decrease in the average balance between the periods is primarily related to payments on the commercial mortgage loans of $22.4 million, which includes both scheduled and unscheduled payments, during the period from March 31, 2008 to March 31, 2009.  The average yield was 8.36% and 8.54% for the three months ended March 31, 2009 and 2008, respectively.

Interest income on securitized single-family mortgage loans declined $0.3 million to $1.2 million for the three months ended March 31, 2009.  The decline in interest income on single-family mortgage loans was related to the decrease in the average balance of the loans outstanding from the first quarter of 2008, which declined approximately $15.7 million, or approximately 18%, to $70.0 million for the first quarter of 2009.  Approximately $12.3 million of unscheduled payments were received on our single-family mortgage loans since March 31, 2008, constituting about 15% of outstanding unpaid principal balance at that time.  Interest income on single-family mortgage loans also declined as a result of an approximately 16% decrease in the average yield on our single-family mortgage loan portfolio to 5.9% for the quarter ended March 31, 2009.  Approximately 87% of our single-family mortgage loans  were variable rate at March 31, 2009.  The average yield on all securitized mortgage loans was 7.65% and 8.08% for the three months ended March 31, 2009 and 2008, respectively.

Interest Income – Cash and Cash Equivalents

Interest income on cash and cash equivalents decreased to $5 thousand for the three months ended March 31, 2009 from $0.3 million for the same period in 2008.  This decrease is primarily the result of a decrease in short-term interest rates and a $12.0 million decrease in the average balance of cash and cash equivalents for the first quarter of 2009 compared to the same period of 2008.  We also made the decision to invest our cash to maximize liquidity in order to have cash available to fund our investments in Agency MBS.  The yield on cash decreased from 3.0% for the three months ended March 31, 2008 to 0.1% for the same period in 2009.

Interest Expense

The following table presents the significant components of interest expense.

	Three Months Ended March 31,
(amounts in thousands)	2009	2008
Interest expense:
Securitization financing	$2,975	$3,599
Repurchase agreements	1,064	54
Obligation under payment agreement	401	401
Other	(7)	8
	$4,433	$4,062

Interest Expense – Securitization Financing

The following table summarizes the detail of the interest expense recorded on securitization financing bonds.

	Three Months Ended March 31,
	2009			2008
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Securitization financing:
Commercial	$2,983	$(187)	$2,796	$3,441	$(325)	$3,116
Single-family	51	39	90	338	52	390
Other bond related costs	89	–	89	93	–	93
	$3,123	$(148)	$2,975	$3,872	$(273)	$3,599

Interest expense on commercial securitization financing decreased from $3.1 million for 2008 to $2.8 million for 2009.  The majority of this $0.3 million decrease is related to the $20.2 million (12%) decrease in the weighted average balance of securitization financing, from $168.3 million in 2008 to $148.1 million in 2009 related to the prepayments on the mortgage loans collateralizing these bonds.  The average cost of securitization financing was 7.64% and 7.58% for the three months ended March 31, 2009 and 2008, respectively.

The interest expense on single-family securitization financing decreased from $0.4 million for 2008 to $0.1 million for 2009.  This $0.3 million decrease is related to the $6.6 million (20%) decrease in the weighted average balance of securitization financing, from $33.1 million in 2008 to $26.5 million in 2009 related to the prepayments on the mortgage loans collateralizing these bonds.  The cost of financing decreased from 4.7% for the three months ended March 31, 2008 compared to 1.4% for the same period in 2009.  Average one-month LIBOR for the three months ended March 31, 2009 was 0.46% compared to 3.31% for the same period in 2008.

Interest Expense – Repurchase Agreements

The increase in interest expense related to repurchase agreements is due primarily to a $370.4 million increase in the average balance of repurchase agreements during the quarter ended March 31, 2009 to $376.1 million compared to the same period in 2008.  The increase in the balance of repurchase agreements was related primarily to our purchase of additional Agency MBS, which we financed with repurchase agreements.  Average repurchase agreement financing also increased by $6.9 million from the financing of a bond backed by securitized single-family mortgage loans. The increase in expense related to the increase in the average balance was partially offset by a decrease in the yield on the repurchase agreements from 3.78% to 1.15% for the three month periods ended March 31, 2008 and 2009, respectively.

Provision for Loan Losses

During the three months ended March 31, 2009, we added approximately $0.2 million of reserves for estimated losses on our portfolio of mortgage loans.  Approximately $0.1 million was provided for our securitized mortgage loan portfolio and $0.1 million for our other loans, which are included in other investments in our balance sheet.  The additional amount provided for loan losses was related to increases in delinquent loans during the quarter ended March 31, 2009.  Delinquent loans decreased by $0.4 million to $8.7 million primarily due to a single commercial loan that became delinquent during the period.  Additional reserves were not deemed necessary for this loan due to a loan loss guarantee from a third party guarantor.

Equity in Loss of Joint Venture

Our interest in the operations of the joint venture, in which we hold a 49.875% interest, improved from a loss of $2.3 million to a loss of $0.8 million for the three months ended March 31, 2008 and 2009, respectively.  The joint venture had interest income of approximately $0.6 million for the three months ended March 31, 2009 which decreased by $0.7 million from the same period in 2008 as a result of the one of its subordinate CMBS no longer receiving interest payments.  The subordinate CMBS stopped receiving interest payments due to an increase in the rates of the bonds senior to it in the same securitization.  The joint venture’s results for the quarter ended March 31, 2009 were reduced by an other-than-temporary impairment charge of $1.4 million it recognized on its interests in CMBS and a $0.6 million decrease in the estimated fair value of certain interests in CMBS, which it accounts for under SFAS 159.  The three months ended March 31, 2008 reflected fair-value decreases of $4.7 million.  Our proportionate share of these items was $0.8 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively.

Fair Value Adjustments, Net

Fair value adjustments, net of $0.6 million resulted from the decrease of the fair value of our obligation under a payment agreement for the three months ended March 31, 2009.  This decrease resulted primarily from an increase in projected loss rates decreasing expected cash flows to be paid to the joint venture, pursuant to the payment agreement.  Increases in projected loss rates resulted from market expectations of deteriorating credit performance in commercial real estate assets.  The fair value of the obligation under payment agreement declined by $4.2 million for the three month period ended March 31, 2008 resulting in a similar amount of income for that period.  The 2008 decrease in fair value resulted from widening CMBS spreads which caused a commensurate increase in discount rates.

General and Administrative Expenses

Compensation and Benefits

Compensation and benefits expense increased by approximately $0.4 million to $0.9 million for the three months ended March 31, 2009 from $0.5 million for the same period in 2008.  The increase is primarily related to an increase in salaries and bonuses related to hiring two additional executive officers during 2008.

Other General and Administrative

Other general and administrative expenses increased by approximately $0.1 million to $0.8 million for the three months ended March 31, 2009 from $0.7 million for the same period in 2008.  The increase is primarily related to additional costs associated with expanding our investment platform and the related infrastructure.

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

	Three Months Ended March 31,
	2009		2008
(amounts in thousands, except for percentages)	Average Balance(1)(2)	Effective Rate(3)	Average Balance(1)(2)	Effective Rate(3)
Agency MBS
Agency MBS	$401,573	4.47%	$8,862	4.69%
Repurchase agreements	369,159	1.12%	1,096	2.96%
Net interest spread		3.35%		1.73%

Securitized Mortgage Loans
Securitized mortgage loans	$243,166	7.65%	$276,399	8.08%
Securitization financing (4)	174,627	6.68%	201,443	7.11%
Repurchase agreements	6,943	2.52%	4,612	3.98%
Net interest spread		1.13%		1.04%

Other investments	$9,507	9.11%	$15,871	11.85%

Total
Interest-earning assets	$654,246	5.72%	$301,133	8.18%
Interest-bearing liabilities	550,729	2.90%	207,151	7.00%
Net interest spread		2.82%		1.18%

(1)	Average balances exclude unrealized gains and losses on available-for-sale securities.
(2)	Average balances exclude funds held by trustees except collateral received on defeased loans held by trustees.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

(4)	Effective rates are calculated excluding non-interest related securitization financing expenses.

Three Months Ended March 31, 2009 Compared to March 31, 2008

The overall yield on interest-earning assets decreased to 5.72% for the three months ended March 31, 2009 from 8.18% for the same period in 2008.  The overall cost of financing decreased from 7.00% for the three months ended March 31, 2008 to 2.90% for the same period in 2009.  This resulted in an overall increase in net interest spread of 164 basis points and is discussed below by investment type.

Agency MBS

The yield on Agency MBS decreased for the first quarter of 2009 compared to the same period in 2008 primarily as a result of the significant increase in our investment in Hybrid Agency MBS during 2009.  We used repurchase agreements to finance the acquisition of these Agency MBS during 2008 and 2009, which resulted in the increase in the average balance of repurchase agreements.  The cost of repurchase agreement financing decreased by 184 basis points as short term interest rates declined (as evidenced by LIBOR’s average decline of 2.85%) during the previous 12 months resulting in the increase in the net interest spread on Agency MBS of 162 basis points to 3.35% for the three months ended March 31, 2009.

Securitized Mortgage Loans

The net interest spread for the three months ended March 31, 2009 for securitized mortgage loans was 1.13% versus 1.04% for the same period in 2008.  The yield on securitized mortgage loans decreased from 8.08% for the quarter ended March 31, 2008 to 7.65% for the same period in 2009 as a result of a 115 basis points decrease in the average yield on our securitized single-family mortgage loans to 5.91% for the three months ended March 31, 2009.  The majority of our single-family mortgage loans (87% at March 31, 2009) are variable rate, with indices based principally on LIBOR and constant maturity treasuries, and were resetting at lower rates between March 31, 2008 and March 31, 2009.

The cost of securitization financing decreased to 6.68% for the quarter ended March 31, 2009 from 7.11% for the same period in 2008.  This decrease resulted from a 285 basis point decline of one-month LIBOR from the three-month period ended March 31, 2008 compared to same period in 2009 and a $20.2 million reduction in the average balance of the higher yielding fixed rate commercial securitization financing, as a result of principal payments between March 31, 2008 and March 31, 2009.

The average rate on our repurchase agreements that finance securitized mortgage loans declined along with LIBOR during the period, which more than offset the increase in the average outstanding balance of these repurchase agreements.

Other Investments

The yield on other investments decreased by 274 basis points to 9.11% for the three months ended March 31, 2009 compared to the same period in 2008.  This decrease in yield was primarily due to the collection in February 2008 of a note receivable, which had a higher yield than the average of the other investments.

Changes in Net Income Attributable to Rates and Volumes

The following table summarizes the amount of change in interest income and interest expense due to changes in interest rates versus changes in volume (excluding cash and cash equivalents):

	Three Months Ended March 31, 2009 vs. 2008
(amounts in thousands)	Rate	Volume	Total
Agency MBS	$(6)	$4,337	$4,331
Securitized mortgage loans	(121)	(661)	(782)
Other investments	(77)	(159)	(236)

Total interest income	(204)	3,517	3,313

Securitization financing	(170)	(450)	(620)
Repurchase agreements	(29)	1,039	1,010

Total interest expense	(199)	589	390

Net interest income	$(5)	$2,928	$2,923

Note:
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table excludes non-interest related, securitization financing expense, other interest expense, provision for credit losses and dividends on equity securities.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based in large part upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities.  We base these estimates and judgments on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual results, however, may differ from the estimated amounts we have recorded.

Our accounting policies that require significant management estimates, judgments or assumptions and are considered critical to our results of operations or financial position relate to consolidation of subsidiaries, securitization, fair value measurements, impairments, allowance for loan losses and amortization of premiums/discounts on Agency MBS.  Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”  There have been no changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as discussed in “Use of Estimates” in Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements which are not yet effective and the impact, if any, on our financial statements, see “Recent Accounting Pronouncements” in Note 1 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

During the first quarter of 2009, we purchased $154.0 million of Hybrid Agency MBS, using repurchase agreements and equity capital to finance the acquisitions.  Through March 31, 2009 we have received principal payments on Agency MBS of $17.9 million.  We generally intend to hold our Agency MBS as a long-term investment, but we will occasionally sell these securities when market conditions warrant or to manage our interest-rate risks or liquidity needs.

We have filed a registration statement on Form S-3 to register $1 billion of equity and debt securities.  The Form S-3, which was filed on February 29, 2008 and declared effective on April 17, 2008, will allow us to issue shares of common or preferred stock, debt securities such as secured or unsecured senior notes or subordinated notes, and warrants.

We initiated a controlled equity offering program (“CEOP”) on March 16, 2009 by filing a prospectus supplement under our Shelf Registration.  The CEOP allows us to offer and sell, from time to time through Cantor Fitzgerald & Co. (“Cantor”) as agent, up to 3,000,000 shares of our common stock in negotiated transactions or transactions that are deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.

We intend to use any net proceeds from the CEOP to acquire additional investments consistent with our investment policy, including Agency MBS, and for general corporate purposes which may include, among other things, repayment of maturing obligations, capital expenditures and working capital.

Subsequent to the end of the first quarter, we sold through the CEOP 890,000 shares of our common stock at $6.75 per share, for which we received proceeds of $5.9 million, net of a $150.1 thousand sales commission paid to Cantor.  After this transaction, 2,110,000 shares of our common stock remain available for offer and sale under the CEOP.

In deploying our capital, we typically utilize repurchase agreement financing which will subject us to liquidity risk driven by fluctuations in market values of the collateral pledged to support the repurchase agreement.  We will attempt to mitigate this risk by limiting the investments that we purchase to higher-credit quality investments, and by managing certain aspects of the investments such as potential market value changes from changes in interest rates, as much as possible.  We will also seek to manage the ratio of our debt-to-equity in order to give us financial flexibility and allow us to better manage through, and possibly take advantage of, periods of market volatility.  Our operating policies provide that repurchase agreements used to finance Agency MBS will be in the range of five to nine times to our equity capital and non-Agency MBS will be in the range of one to four times our equity capital.  Our current debt-to-equity ratio for Agency MBS at March 31, 2009 was seven times our equity capital.  Our current debt-to-equity capital for non-Agency MBS was one times our equity capital at March 31, 2009.  Our overall debt-to-equity ratio including securitization financing was approximately four times our equity capital at March 31, 2009.

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

While repurchase agreement funding currently remains available to us at attractive rates, we are cautious as to the use of repurchase agreements given the state of the global banking system and the overall health of financial institutions.  Our repurchase agreement counterparties are both foreign and domestic institutions and we believe substantially all of these institutions have received some form of assistance from their respective federal government or central bank.  To protect against unforeseen reductions in our borrowing capabilities, we maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties and an asset “cushion,” comprised of cash and cash equivalents, unpledged Agency MBS and collateral in excess of margin requirements held by our counterparties, to meet potential margin calls.  At March 31, 2009, we had cash and unpledged Agency MBS of $57.3 million.  In addition to these measures, we manage our debt-to-equity ratio as discussed above.

Notwithstanding our efforts to manage our repurchase agreement counterparties, as a result of market events in 2008, several of our repurchase agreement lenders were acquired.  In addition, certain lenders acted to decrease their own leverage ratios by decreasing the amount of repurchase funding they make available.  In the normal course of our business, we continually seek to obtain new repurchase agreement counterparties.  Since the beginning of 2009, we have seen generally the amount of repurchase agreement availability increase and the terms improve, including the availability of repurchase agreement maturities of up to 90 days and declining interest costs.   In addition, during the quarter, we were able to pledge as collateral to support repurchase agreement financing, a ‘AAA’-rated securitization financing bond previously issued and then redeemed by us.  We had not been able to effectively borrow against non-Agency securities since the second quarter of 2008.

As previously noted, securitization financing represents bonds issued that are recourse only to the assets pledged as collateral to support the financing and are not otherwise recourse to us.  At March 31, 2009, we had $174.3 million of non-recourse securitization financing outstanding, most of which carries a fixed rate of interest.  The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk.  Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bond equals 35% or less of the original principal balance of the bonds.  At March 31, 2009, we had the right to redeem $17.8 million in securitization financing and expect to redeem substantially all of these bonds in May 2009.  Such financing is guaranteed by Fannie Mae and carries a coupon of 6.65%.

We believe that we have adequate financial resources to meet our obligations, including margin calls, and to fund dividends that we declare and our operations.  Should the various federal governments and central banks around the world be unsuccessful in stabilizing the global credit markets, or withdraw their support, particularly in the purchases of Agency MBS and U.S. Treasury Notes, causing market volatility in prices of investments that we own or cause continued weakness in financial institutions, we may be subject to margin calls from fluctuating values of assets pledged to support repurchase agreement financing, or financial institutions may be unable or unwilling to renew such financing depending on the severity of the market volatility.  In such an instance, we may be forced to liquidate investments in potentially unfavorable market conditions.

Off-Balance Sheet Arrangements. As of March 31, 2009, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations.  As of March 31, 2009, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

FORWARD-LOOKING STATEMENTS

In addition to current and historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. All statements contained in this Quarterly Report addressing the results of operations, our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to investment strategies, net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “plan,” “continue,” “should,” “may” or other similar expressions. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors, among others, could cause actual results to vary from our forward-looking statements:

•
risks associated with investing in real estate assets, including changes in general economic and market conditions, including the ongoing volatility in the credit markets which impacts assets prices and the cost and availability of financing,

•	our ability to borrow to continue to finance our assets,
•	defaults by borrowers and/or guarantors,
•	availability of suitable reinvestment opportunities,
•	fluctuations in interest rates and the market value of our Agency securities, particularly in response to changes in government policy,
•	fluctuations in property capitalization rates and values of commercial real estate,

•	defaults by third-party servicers,
•	prepayments of investment portfolio assets,
•	other general competitive factors,
•	uncertainty around government policy, and the impact of regulatory changes, the full impact of which is unknown at this time,
•	our ability to maintain our qualification as a REIT for federal income tax purposes,
•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended,
•	the impact of Section 404 of the Sarbanes-Oxley Act of 2002,
•	changes in government regulations affecting our business; and
•	the impact of new accounting pronouncements or changes in current accounting estimates and assumptions on our financial results.

These and other risks, uncertainties and factors, including those described in the other annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date on which they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

We are including this cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf, of us. Any forward-looking statements should be considered in context with the various disclosures made by us about our businesses in our public filings with the SEC, including without limitation the risk factors described above and those more specifically described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

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

We are also subject to reinvestment risk.  In the current economic climate, yields on assets in which we invest now are generally lower than yields on existing assets that we may sell or which may be repaid, due to lower overall interest rates and more competition for these assets as investment assets have repaid or been sold.  In addition, yields in general on Agency MBS in which we invest are near historic lows.  As a result, our interest income may decline in the future, resulting in lower earnings per share over time.  In order to maintain our investment portfolio size and our earnings, we need to reinvest our capital into new interest-earning assets.  If we are unable to find suitable reinvestment opportunities, interest income on our investment portfolio and investment cash flows could be negatively impacted.

Market Value Risk

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest rates and changes in the perceived risk in owning such financial instrument.  Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of our market risk management includes all market risk sensitive financial instruments.  Certain of our investments are classified as available for sale and as such they are reflected at fair value in our financial statements.  Certain of our investments are carried at historical cost in accordance with GAAP.  Regardless of whether an investment is carried at fair value in our financial statements, we will monitor the change in market value on any investment.  In particular, we will monitor changes in the value of investments which collateralize a repurchase agreement for liquidity management and other purposes.  We attempt to manage this risk by managing our exposure to factors that can impact the market value of our investments  such as changes in interest rates.  We may also enter into derivative transactions, which would tend to increase in value when our investment portfolio decreases in value.  At March 31, 2009, we had not entered into any such derivative transactions.  See the analysis in Tabular Presentation below, which presents the estimated change in our portfolio given changes in market interest rates.

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

In order to attempt to mitigate liquidity risk, we typically pledge only Agency MBS and ‘AAA’-rated non-Agency securities to secure our outstanding repurchase agreements.  Agency MBS generally are considered the most liquid security in the marketplace and is generally less subject to extreme shifts in market value.  We attempt to maintain an appropriate amount of cash and unpledged investments in order to meet margin calls on our repurchase agreements and to fund our on-going operations.  See also “Liquidity and Capital Resources” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The following table presents information at March 31, 2009 with respect to our investments and the amounts guaranteed, if applicable.

Investment (amounts in thousands)	Amortized Cost Basis	Amount of Guaranty	Guarantor	Average Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$450,800	$436,761	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	64,501	6,935	American International Group	A3
Single-family	22,375	21,883	PMI/GEMICO	Ba3/Baa2
Defeased loans	11,031	11,003	Fully secured with cash

Without Guaranty of Payment
Securitized mortgage loans:
Commercial	97,915	–
Single-family	46,798	–
Investment in joint venture	5,417	–
Other investments	10,545	–

	709,382	476,582
Allowance for loan losses	(3,877)	–

Total investments	$705,505	$476,582

(1)	Reflects lowest rating of the three nationally-recognized ratings agencies for the senior unsecured debt of the guarantor.

Aside from guaranty of payment, for our securitized mortgage loans, we have limited our credit risk through the securitization process and the issuance of securitization financing.  The securitization process limits our credit risk from an economic point of view as the securitization financing is recourse only to the assets pledged.  Therefore, our risk is limited to the difference between the amount of securitized mortgage loans pledged and the amount of securitization financing outstanding.  This difference is referred to as “overcollateralization.”  We have also attempted to minimize our credit risk through the prudent underwriting of loans at their origination, the seasoning of the loans and the close monitoring of the performance of the servicer of the loan.  Where we have retained credit risk, we provide an allowance for loan loss.

The following table presents information with respect to securitized mortgage loans at March 31, 2009.

Investment (amounts in thousands)	Amortized Cost Basis of loans	Average Seasoning (in years)	Current Loan-to-Value based on Original Appraised Value	Amortized Cost Basis of Delinquent Loans(1)		Delinquency %
Commercial mortgage loans	$169,881	13	49%	$3,037		3.20%
Single-family mortgage loans	68,957	15	53%	5,667	(2)	7.99%

(1)	Loans contractually delinquent by 30 or more days. An additional commercial mortgage loan with an unpaid principal balance of $2,508 became delinquent during the three months ended March 31, 2009.
(2)	Of the $5,667 of delinquent single-family loans, approximately $1,583 are pool insured and, of the remaining $4,084, $2,865 of the loans made a payment within the 90 days prior to March 31, 2009.

Loans secured by low-income multifamily housing tax credit (“LIHTC”) properties account for 87% of our securitized commercial loan portfolio.  LIHTC properties are properties eligible for tax credits under Section 42 of the Internal Revenue Code (the “Code”).  Section 42 of the Code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low income families for as much as 90% of the eligible cost basis of the property.  Failure by the borrower to comply with certain income and rental restrictions required by Section 42 or, more importantly, a default on a loan financing a Section 42 property during the Section 42 prescribed tax compliance period (generally 15 years from the date the property is placed in service) can result in the recapture of previously used tax credits from the borrower.  The potential cost of tax credit recapture provides an incentive to the property owner to support the property during the compliance period.  The following table shows the weighted average remaining compliance period of our portfolio of LIHTC commercial loans at March 31, 2009 as a percent of the total LIHTC commercial loan portfolio.

Months remaining to end of compliance period	As a Percent of Unpaid Principal Balance
Compliance period already exceeded	31.3%
Up to one year remaining	11.9
Between one and three years remaining	54.3
Between four and six years remaining	2.5
Total	100.0%

There were three delinquent LIHTC commercial mortgage loans with a total unpaid principal balance of $5.6 million at March 31, 2009.  Of the three loans, one loan with an unpaid principal balance of $1,334 was past its compliance period and two loans with unpaid principal balances of $2,508 and $1,723 whose compliance periods will expire in 5 months and 21 months, respectively.  There were two delinquent LIHTC commercial mortgage loans at December 31, 2008.

Interest Rate Risk

Our investments on a leveraged basis subject us to interest rate risk.  At any given time, our Agency MBS investments may consist of Hybrid Agency ARMs which have a fixed rate of interest for an initial period, and Agency ARMs or adjustable-rate loans which generally have interest rates which reset annually based on a spread to an index such as LIBOR, and which are subject to interim and lifetime interest rate caps.  Of our Agency ARMs and adjustable-rate loans, approximately 5% of these loans reset based upon the level of six month LIBOR, 84% reset based on the level of one-year LIBOR and 11% reset based on the level of one-year CMT.  The interest rate caps could limit the amount that the interest rate may reset.  Generally the borrowings used to finance these assets will have interest rates resetting every 30-to-90 days and they will not have periodic and lifetime interest rate caps.  Periodic caps ranges from 1-2% annually, and lifetime caps are generally 5%.  In addition, certain of our securitized mortgage loans have a fixed rate of interest and are financed with borrowings with interest rates that adjust monthly.  During a period of rising short-term interest rates, the rates on our borrowings will reset higher on a more frequent basis than the interest rates on our investments, decreasing our net interest income earned and the corresponding cash flow on our investments.  Conversely, net interest income may increase following a fall in short-term interest rates.  This increase may be temporary as the yields on the adjustable-rate loans adjust to the new market conditions after a lag period.  The net interest spread may also be increased or decreased by the proceeds or costs of interest rate swap, cap or floor agreements, to the extent that we have entered into such agreements.

At March 31, 2009, the interest rates on our Agency MBS and securitized mortgage loans investments and the associated borrowings, if any, on these investments will prospectively reset based on the following time frames (not considering the impact of prepayments):

	Investments		Borrowings
(amounts in thousands)	Amounts (1)	Percent	Amounts	Percent
Fixed-Rate Investments/Obligations	$182,653	26.3%	$156,330	26.7%

Adjustable-Rate Investments/Obligations:
Less than 3 months	18,550	2.7	429,123	73.3
Greater than 3 months and less than 1 year	144,953	20.9	–	–
Greater than 1 year and less than 2 years	146,311	21.1	–	–
Greater than 2 years and less than 3 years	112,902	16.3	–	–
Greater than 3 years and less than 5 years	88,052	12.7	–	–
Total	$693,421	100.0%	$585,453	100.0%

(1)	The investment amount represents the fair value of the related securities and amortized cost basis of the related loans, excluding any related allowance for loan losses.

At December 31, 2008, the interest rates on our investments and the associated borrowings, if any, on these investments will prospectively reset based on the following time frames (not considering the impact of prepayments):

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

Adjustable rate mortgage loans collateralize our Hybrid Agency and Agency ARM MBS portfolio.  The interest rates on the adjustable rate mortgage loans are typically fixed for a predetermined period and then reset generally annually to an increment over a specified interest rate index.  The following tables present information about the lifetime and interim interest rate caps on our Hybrid Agency and Agency ARM MBS portfolio as of March 31, 2009:

Lifetime Interest Rate Caps on ARM MBS		Interim Interest Rate Caps on ARM MBS
	% of Total		% of Total
9.0% to 10.0%	17.85%	1.0%	3.12%
10.1% to 11.0%	60.46%	2.0%	34.31%
11.1% to 12.0%	21.69%	5.0%	62.57%
	100.00%		100.00%

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

The following table presents information at March 31, 2009 about our Repricing Gap based on contractual maturities (i.e., 0% CPR), and applying a 15% CPR, 25% CPR and 35% CPR.

CPR	Estimated Months to Asset Reset or Expected Prepayment	Estimated Months to Liabilities Reset	Repricing Gap in Months
0% (1)	25 months	1 month	24 months
15%	20 months	1 month	19 months
25%	18 months	1 month	17 months
35%	13 months	1 month	12 months

(1)	Reflects contractual maturities, which do not consider any prepayments.

TABULAR PRESENTATION

We monitor the aggregate cash flow, projected net interest income and estimated market value of our investment portfolio under various interest rate and prepayment assumptions.  While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

The information presented in the table below projects the impact of sudden changes in interest rates on our annual projected net interest income and projected portfolio value, as more fully discussed below, based on our investments at March 31, 2009, and includes all of our interest rate-sensitive assets and liabilities, except for equity securities with a carrying value of $1.7 million.  We had no hedges at March 31, 2009.

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

The analysis below is heavily dependent upon the assumptions used in the model.  The effect of changes in future interest rates beyond the forward LIBOR curve, the shape of the yield curve or the mix of our assets and liabilities may cause actual results to differ significantly from the modeled results.  In addition, certain investments which we own provide a degree of “optionality.” The most significant option affecting the portfolio is the borrowers’ option to prepay the loans.  The model applies prepayment rate assumptions representing management’s estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio.  For Agency MBS, prepayment rates are adjusted based on modeled and management estimates for each of the rate scenarios set forth below.  For all the other investments, the model applies the same prepayment rate assumptions for all five cases indicated below.  The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis.  Furthermore, the projected results assume no additions or subtractions to our portfolio, and no change to our liability structure.  Historically, there have been significant changes in our investment portfolio and the liabilities incurred by us in response to interest rate movement, as such changes are a tool by which we can mitigate interest rate risk in response to changed conditions.  As a result of anticipated prepayments on assets in the investment portfolio, there are likely to be such changes in the future.

The table below represents immediate changes, or “shocks,” to the interest rate environment as it existed as of March 31, 2009.  At that date, one-month LIBOR was 0.50% and six-month LIBOR was 1.74%.  Modeled LIBOR rates used to determine the Base Case ranged from a low of 0.51% to a high of 3.29% during the modeled period.

Basis Point Change in Interest Rates	Percentage change in projected net interest income	Percentage change in projected market value

+200	(17.55)%	(7.91)%
+100	(6.19)%	(3.26)%
0	–	–
-100	(1.60)%	1.27%
-200	(8.02)%	1.36%

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

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in internal controls.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

As discussed in Note 13 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we and certain of our subsidiaries are defendants in litigation. The following discussion is the current status of the litigation.

One of Dynex Capital, Inc.’s subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit (“Pentlong”) filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the “Court of Common Pleas").  Between 1995 and 1997, GLS purchased delinquent county property tax receivables for properties located in Allegheny County.  Plaintiffs allege that GLS did not enjoy the same rights as its assignor, Allegheny County, to recover from delinquent taxpayers certain attorney fees, costs and expenses and interest in the collection of the tax receivables.  Class action status has been certified in this matter, but a motion to reconsider is pending.  This Pentlong litigation has been stayed pending the outcome of similar litigation before the Pennsylvania Supreme Court in which GLS is not a defendant.  The plaintiff in that case disputed the application of curative legislation enacted in 2003 but retroactive to 1996 which specifically set forth the right to collect reasonable attorney fees, costs, and interest which were properly taxable as part of the tax debt owed.  The Pennsylvania Supreme Court subsequently issued an opinion in favor of the defendants in that matter, which we believe will favorably impact the Pentlong litigation by substantially reducing the Pentlong plaintiffs’ universe of actionable claims of illegal actions by GLS in connection with the collection of the tax receivables.  No timetable has been set by the Court of Common Pleas for the recommencement of the litigation.  The Pentlong plaintiffs have not enumerated their damages in this matter, and we believe that the ultimate outcome of this litigation will not have a material impact on our financial condition, but may have a material impact on our reported results for the particular period presented.

Dynex Capital, Inc. and Dynex Commercial, Inc. (“DCI”), a former affiliate of Dynex Capital, Inc. and now known as DCI Commercial, Inc., are appellees (or respondents) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al. as previously discussed in our prior filings.  There has been no material change in this litigation since our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16. 2009..

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

Item 1A.                      Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.  The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in the Quarterly Report together with those previously disclosed in the Form 10-K  or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in this Quarterly Report on Form 10-Q.

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

10.9	Dynex Capital, Inc. ROAE Bonus Program (filed herewith).
10.10	Dynex Capital, Inc. 2009 Capital Bonus Pool (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit No.	Description
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date: May 11, 2009	/s/ Thomas B. Akin
Thomas B. Akin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2009	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)