Form 10-Q
period 2009-06-30
DYNEX CAPITAL INC
filed 2009-08-10
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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
Yes           ☐           No           ☑

On July 31, 2009, the registrant had 13,565,262 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1.                      Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(amounts in thousands except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Agency MBS:
Pledged to counterparties, at fair value	$476,526	$300,277
Unpledged, at fair value	31,506	11,299
Pending settlement, at fair value	23,514	–
	531,546	311,576

Securitized mortgage loans, net	233,214	243,827
Investment in joint venture	6,109	5,655
Other investments	8,298	12,735
	779,167	573,793

Cash and cash equivalents	32,200	24,335
Restricted cash	–	2,974
Other assets	7,165	6,089
	$818,532	$607,191
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Repurchase agreements	$472,532	$274,217
Securitization financing	154,468	178,165
Obligation under payment agreement	8,555	8,534
Payable for securities pending settlement	23,595	–
Other liabilities	4,755	5,866
	663,905	466,782

Commitments and Contingencies (Note 13)

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, 9.5% Cumulative Convertible Series D, 4,221,539 shares issued and outstanding ($43,218 aggregate liquidation preference)	41,749	41,749
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 13,169,762 and 12,169,762 shares issued and outstanding, respectively	132	122
Additional paid-in capital	373,438	366,817
Accumulated other comprehensive income (loss)	3,968	(3,949)
Accumulated deficit	(264,660)	(264,330)
	154,627	140,409
	$818,532	$607,191

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (UNAUDITED)
(amounts in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Investments	$9,816	$6,497	$19,287	$12,656
Cash and cash equivalents	3	177	9	501
	9,819	6,674	19,296	13,157
Interest expense	3,938	4,173	8,371	8,235
Net interest income	5,881	2,501	10,925	4,922
Provision for loan losses	(139)	(321)	(318)	(347)

Net interest income after provision for loan losses	5,742	2,180	10,607	4,575

Equity in income (loss) of joint venture	610	560	(144)	(1,691)
Gain (loss) on sale of investments, net	138	(43)	221	2,050
Fair value adjustments, net	(507)	(173)	138	4,058
Other income	143	3,025	164	3,092
General and administrative expenses:
Compensation and benefits	(1,069)	(590)	(1,953)	(1,084)
Other general and administrative expenses	(687)	(663)	(1,530)	(1,385)

Net income	4,370	4,296	7,503	9,615
Preferred stock dividends	(1,003)	(1,003)	(2,005)	(2,005)

Net income to common shareholders	$3,367	$3,293	$5,498	$7,610

Net income per common share:
Basic	$0.26	$0.27	$0.44	$0.63
Diluted	$0.25	$0.26	$0.44	$0.59

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Six Months Ended June 30, 2009 and 2008
(amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2008	$41,749	$122	$366,817	$(3,949)	$(264,330)	$140,409

Net income	–	–	–	–	7,503	7,503
Other comprehensive income:
Change in market value of securities and other investments	–	–	–	7,431	–	7,431
Reclassification adjustment for equity in joint venture’s other-than-temporary impairment	–	–	–	707	–	707
Reclassification adjustment for net gains included in net income	–	–	–	(221)	–	(221)
Total comprehensive income						15,420

Dividends on common stock	–	–	–	–	(5,828)	(5,828)
Dividends on preferred stock	–	–	–	–	(2,005)	(2,005)
Common stock issuance	–	10	6,573	–	–	6,583
Vesting of restricted stock	–	–	48	–	–	48

Balance at June 30, 2009	$41,749	$132	$373,438	$3,968	$(264,660)	$154,627

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2007	$41,749	$121	$366,716	$1,093	$(267,743)	$141,936

Cumulative effect of adoption of SFAS 159	–	–	–	–	943	943
Net income	–	–	–	–	9,615	9,615
Other comprehensive income:
Change in market value of securities and other investments	–	–	–	(2,995)	–	(2,995)
Reclassification adjustment for net gains included in net income	–	–	–	(2,051)	–	(2,051)
Total comprehensive income						4,569

Dividends on common stock	–	–	–	–	(3,042)	(3,042)
Dividends on preferred stock	–	–	–	–	(2,005)	(2,005)
Stock option issuance	–	–	13	–	–	13
Grant and vesting of restricted stock	–	1	40	–	–	41

Balance at June 30, 2008	$41,749	$122	$366,769	$(3,953)	$(262,232)	$142,455

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating activities:
Net income	$7,503	$9,615
Adjustments to reconcile net income to cash provided by operating activities:
Equity in loss of joint venture	144	1,691
Provision for loan losses	318	347
Gain on sale of investments, net	(221)	(2,050)
Fair value adjustments, net	(138)	(4,058)
Amortization and depreciation	1,093	(1,729)
Stock based compensation expense (benefit)	351	(152)
Net change in other assets and other liabilities	(2,813)	(1,040)
Net cash provided by operating activities	6,237	2,624

Investing activities:
Principal payments received on securitized mortgage loans	10,566	19,175
Purchases of Agency MBS	(237,475)	(142,911)
Payments received on Agency MBS and other investments	49,536	7,714
Proceeds from sales of other investments	3,694	18,128
Purchases of other investments	–	(9,987)
Proceeds from sales of Agency MBS	–	5,809
Other	(1,665)	86
Net cash used by investing activities	(175,344)	(101,986)

Financing activities:
Net borrowings under repurchase agreements	198,314	124,791
Principal payments on securitization financing	(7,880)	(13,233)
Decrease in restricted cash	2,974	–
Redemption of securitization financing	(15,492)	–
Proceeds from sale of common stock	6,658	–
Dividends paid	(7,602)	(5,047)
Net cash provided by financing activities	176,972	106,511

Net increase in cash and cash equivalents	7,865	7,149
Cash and cash equivalents at beginning of period	24,335	35,352
Cash and cash equivalents at end of period	$32,200	$42,501

Supplemental disclosure of non-cash investing activities:
Increase in Agency MBS pending settlement	$23,514	$–

Supplemental disclosure of non-cash financing activities:
Increase in payable for securities pending settlement	$23,595	$–

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009
(amounts in thousands except share and per share data)

NOTE 1 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The condensed consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified real estate investment trust ("REIT") subsidiaries and its taxable REIT subsidiary (together, “Dynex” or the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the condensed consolidated financial statements, have been included. The financial statements presented are unaudited.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”).

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

Agency MBS.  Agency MBS are MBS issued or guaranteed by a federally chartered corporation, such as Federal National Mortgage Corporation, or Fannie Mae, or Federal Home Loan Mortgage Corporation, or Freddie Mac, or an agency of the U.S. government, such as Government National Mortgage Association, or Ginnie Mae.  MBS issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae are commonly referred to as “Agency MBS”.  The Company’s Agency MBS are comprised primarily of Hybrid Agency ARMs and Agency ARMs and, to a lesser extent, fixed-rate Agency MBS.  Hybrid Agency ARMs are MBS collateralized by hybrid adjustable rate mortgage loans.  Hybrid adjustable rate mortgage loans are loans which have a fixed-rate of interest for a specified period (typically three to ten years) and which then adjust their interest rate at least annually to an increment over a specified interest rate index as further discussed below.  Agency ARMs are MBS collateralized by adjustable rate mortgage loans which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index.  Agency ARMs also include Hybrid Agency ARMs that are past their fixed-rate periods.

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

Other Investments.  Other investments include non-Agency MBS and equity securities, and unsecuritized single-family and commercial mortgage loans.  The unsecuritized mortgage loans are carried at amortized cost.  Non-Agency MBS and equity securities are considered available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income.

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

Interest Income.  Interest income is recognized when earned according to the terms of the underlying investment and when, in the opinion of management, it is collectible.  For loans, the accrual of interest is discontinued when, in the opinion of management, the interest is not collectible in the normal course of business, when the loan is significantly past due or when the primary servicer of the loan fails to advance the interest and/or principal due on the loan.  For securities and other investments, the accrual of interest is discontinued when, in the opinion of management, it is probable that all amounts contractually due will not be collected.  Loans are considered past due when the borrower fails to make a timely payment in accordance with the underlying loan agreement, inclusive of all applicable cure periods.  All interest accrued but not collected for investments that are placed on non-accrual status or are charged-off is reversed against interest income.  Interest on these investments is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status.  Investments are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Repurchase Agreements

The Company uses repurchase agreements to finance certain of its investments.  Under these repurchase agreements, the Company sells the securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price.  The difference between the sales price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing, in accordance with the provision of Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), under which the Company pledges its securities as collateral to secure a loan, which is equal in value to a specified percentage of the estimated fair value of the pledged collateral.  The Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate.  A repurchase agreement lender may require the Company to pledge additional collateral in the event the estimated fair value of the existing pledged collateral declines.  Repurchase agreement financing is recourse to the Company and the assets pledged.  All of the Company’s repurchase agreements are based on the September 1996 version of the Bond Market Association Master Repurchase Agreement.

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

Fair Value,  Pursuant to SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), the fair value is the exchange price in an orderly transaction, that is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or liability.  SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, SFAS 157 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

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

•
Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Generally, assets and liabilities carried at fair value and included in this category are non-Agency MBS, delinquent property tax receivables and the obligation under payment agreement liability.

Estimates of fair value for financial instruments are based primarily on management’s judgment.  Since the fair value of the Company’s financial instruments is based on estimates, actual fair values recognized may differ from those estimates recorded in the consolidated financial statements.

Other-than-Temporary Impairments.  The Company evaluates all securities in its investment portfolio for other-than-temporary impairments.  A security is generally defined to be impaired if the carrying value of such security exceeds its estimated fair value.  Based on the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”), a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected is less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis.  The charge to earnings is limited to the amount of credit loss if the investor does not intend, and it is more-likely-than-not that it will not be required, to sell the security before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.  In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.  Securities normally are not placed on non-accrual status if the servicer continues to advance on the impaired loans in the security.

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

Loans secured by low-income housing tax credit properties, with at least twelve months remaining in their tax credit compliance period, account for 46% of the Company’s securitized commercial mortgage loan portfolio.  Section 42 of the Code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low-income families.  Failure to comply with certain income and rental restrictions required by Section 42 or default on a loan financing a Section 42 property during the compliance period can result in the recapture of previously received tax credits.  The potential cost of tax credit recapture provides an incentive to the property owner to support the property during the compliance period.

Amortization of Premiums/Discounts on Agency MBS.  Premiums and discounts on investments and obligations are amortized into interest income or expense, respectively, over the life of the related investment or obligation using the effective yield method in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.”

Recent Accounting Pronouncements

On March 20, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 provides for enhanced disclosures about how and why an entity uses derivatives and how and where those derivatives and related hedged items are reported in the entity’s financial statements.  SFAS 161 also requires certain tabular formats for disclosing such information.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 applies to all entities and all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Among other things, SFAS 161 requires disclosures of an entity’s objectives and strategies for using derivatives by primary underlying risk and certain disclosures about the potential future collateral or cash requirements as a result of contingent credit-related features.  The adoption of SFAS 161 did not have an impact on the Company’s financial statements.

On February 20, 2008, the FASB issued FSP 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” (“FSP 140-3”), which provides guidance on accounting for transfers of financial assets and repurchase financings.  FSP 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) under SFAS 140.  However, if certain criteria, as described in FSP 140-3, are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140.  If the linked transaction does not meet the requirements for sale accounting, the linked transaction shall generally be accounted for as a forward contract, as opposed to the current presentation, where the purchased asset and the repurchase liability are reflected separately on the balance sheet.  FSP 140-3 is effective on a prospective basis for fiscal years beginning after November 15, 2008.  The adoption of FSP 140-3 did not have an impact on the Company’s financial statements.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, “Fair Value Measurements” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The issuance of FSP 157-3 did not have any impact on the Company’s determination of fair value for its financial assets.

In April 2009, the FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”) which amends disclosures about fair value of financial instruments. The FSP requires a public entity to provide disclosures about fair value of financial instruments in interim financial information.  The Company elected to adopt the provisions of FSP 107-1 and APB 28-1 during the first quarter of 2009 and has included the required disclosures in its notes to unaudited condensed consolidated financial statements.

In April 2009, the FASB issued FSP 115-2 and 124-2 which clarifies other-than-temporary impairment. FSP 115-2 and 124-2 (i) changes existing guidance for determining whether an impairment of a debt security is other than temporary and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP 115-2 and 124-2 declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  The Company adopted FSP 115-2 and 124-2 during the first quarter of 2009.  The adoption of FSP 115-2 and 124-2 did not have a significant impact on the Company’s financial statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date but before the related financial statements are issued or are available to be issued.  SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009.  The Company’s adoption of SFAS 165 on June 30, 2009 had no impact on the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”).  SFAS 166 amends SFAS 140 to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor’s continuing involvement, if any, in transferred financial assets.  SFAS 166 is effective for interim and annual reporting periods that begin after November 15, 2009.  The Company is currently assessing the impact, if any, that the adoption of SFAS 166 may have on its consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  SFAS 167 significantly changes the criteria for determining whether the consolidation of a variable interest entity is required.  SFAS 167 also addresses the effect of changes required by SFAS 166 on FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) and concerns regarding the application of certain provisions of FIN 46(R), including concerns that the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an entity’s involvement in a variable interest entity.  SFAS 167 is effective for interim and annual reporting periods that begin after November 15, 2009.  The Company is currently assessing the impact, if any, that the adoption of SFAS 167 may have on its consolidated financial position and results of operations.

In June 2009, the FASB also issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS 168”).  Upon the effective date of SFAS 168, the codification will become the sole source of authoritative GAAP recognized by the FASB.  SFAS 168 is effective for fiscal years and interim periods ending after September 15, 2009.  Adoption of SFAS 168 as of September 30, 2009 is not expected to have a material impact on the Company’s consolidated financial position or results of operations as it does not alter existing GAAP.

NOTE 2 – NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted basis.  Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock, using the two-class method, and stock options, using the treasury stock method, but only if these items are dilutive.  Each share of Series D preferred stock is convertible into one share of common stock.  The following tables reconcile the numerator and denominator for both basic and diluted net income per common share for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009		2008
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$4,370		$4,296
Preferred stock dividends	(1,003)		(1,003)
Net income to common shareholders	3,367	12,987,784	3,293	12,169,762
Effect of dilutive items	1,003	4,222,001	1,003	4,228,905
Diluted	$4,370	17,209,785	$4,296	16,398,667

Net income per common share:
Basic		$0.26		$0.27
Diluted		$0.25		$0.26

Reconciliation of shares included in calculation of income per common share due to dilutive effect:
Net effect of dilutive:
Convertible preferred stock	$1,003	4,221,539	$1,003	4,221,539
Stock options	–	462	–	7,366
	$1,003	4,222,001	$1,003	4,228,905

	Six Months Ended June 30,
	2009		2008
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$7,503		$9,615
Preferred stock dividends	(2,005)		(2,005)
Net income to common shareholders	5,498	12,581,033	7,610	12,163,320
Effect of dilutive items	–	–	2,005	4,229,464
Diluted	$5,498	12,581,033	$9,615	16,392,784

Net income common per share:
Basic		$0.44		$0.63
Diluted		$0.44		$0.59

Reconciliation of shares included in calculation of income per common share due to dilutive effect:
Net effect of dilutive:
Convertible preferred stock	$–	–	$2,005	4,221,539
Stock options	–	–	–	7,925
	$–	–	$2,005	4,229,464

The following securities were excluded from the calculation of diluted income per common share, as their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Shares issuable under stock option awards	70,000	50,000	95,000	50,000
Convertible preferred stock	–	–	4,221,539	–

NOTE 3 – AGENCY MORTGAGE-BACKED SECURITIES

The following table presents the components of the Company’s investment in Agency MBS as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Principal/par value	$512,882	$307,548
Purchase premiums	10,524	3,585
Purchase discounts	(50)	(59)
Amortized cost	523,356	311,074
Gross unrealized gains	8,452	1,355
Gross unrealized losses	(262)	(853)
Fair value	$531,546	$311,576

Weighted average coupon	5.04%	5.06%
Weighted average months to reset	25	21

Principal/par value includes principal payments receivable on Agency MBS of $2,510 and $956 as of June 30, 2009 and December 31, 2008, respectively.  Agency MBS fair value in the table above includes $23,514 of securities that will settle in July 2009.  The Company has recorded a liability of $23,595 in payable for securities pending settlement in the accompanying unaudited condensed consolidated balance sheets for these securities, which includes the accrued interest the Company will have to pay on settlement.

The Company’s investment in Agency MBS, including principal receivable on the securities, is comprised of $364,166 of Hybrid Agency ARMs, $167,233 of Agency ARMs and $147 of fixed-rate Agency MBS.

The Company received principal payments of $48,993 on its portfolio of Agency MBS and purchased approximately $261,002 of Agency MBS during the six-month period ended June 30, 2009.  The purchases were financed with repurchase agreements and the Company’s equity capital.

NOTE 4 – SECURITIZED MORTGAGE LOANS, NET

The following table summarizes the components of securitized mortgage loans at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Securitized mortgage loans:
Commercial mortgage loans	$157,320	$164,032
Single-family mortgage loans	66,131	70,607
	223,451	234,639
Funds held by trustees, including funds held for defeasance	12,015	11,267
Accrued interest receivable	1,465	1,538
Unamortized discounts and premiums, net	378	90
Other	(174)	–
Loans, at amortized cost	237,135	247,534
Allowance for loan losses	(3,921)	(3,707)
	$233,214	$243,827

All of the securitized mortgage loans are encumbered by securitization financing bonds (see Note 9).  The Company identified $23,658 of securitized commercial mortgage loans and $3,410 of securitized single-family mortgage loans as being impaired at June 30, 2009.  For loans that were impaired at June 30, 2009, the Company recognized $414 and $869 of interest income on impaired securitized commercial mortgage loans and $103 and $210 on impaired single-family mortgage loans for the three-month and six-month periods ended June 30, 2009, respectively.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is included in securitized mortgage loans, net in the accompanying unaudited condensed consolidated balance sheets.  The following table summarizes the aggregate activity for the allowance for loan losses for the three-month and six-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Allowance at beginning of period	$3,782	$2,745	$3,707	$2,721
Provision for loan losses	234	321	318	347
Charge-offs, net of recoveries	–	–	(9)	(2)
Allowance at end of period	$4,016	$3,066	$4,016	$3,066

The following table presents the components of the allowance for loan losses at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Securitized commercial mortgage loans	$3,660	$3,527
Securitized single-family mortgage loans	261	180
	3,921	3,707
Other mortgage loans	95	–
	$4,016	$3,707

The following table presents certain information on impaired commercial mortgage loans at December 31, 2008 and June 30, 2009:

	Investment in Impaired Loans	Allowance for Loan Losses	Investment in Excess of Allowance
December 31, 2008	$24,022	$3,527	$20,495
June 30, 2009	$23,658	$3,655	$20,003

 NOTE 6 — INVESTMENT IN JOINT VENTURE

The Company, through a wholly-owned subsidiary, holds a 49.875% interest in a joint venture.  The Company accounts for its investment in the joint venture using the equity method, under which it recognizes its proportionate share of the joint venture’s earnings or loss and changes in accumulated other comprehensive income or loss.

The joint venture owns interests in commercial mortgage backed securities (“CMBS”) and an investment in a payment agreement from the Company (see Note 10).  Under the payment agreement, amounts received by the Company on certain securitized mortgage loans after payment on the associated securitization financing bonds outstanding are paid to the joint venture.  During the three and six months ended June 30, 2009, the joint venture received $400 and $801 of payments under this payment agreement.

The joint venture’s investments at June 30, 2009 were comprised of available-for-sale subordinate CMBS with an estimated fair value of $2,446 and a financial instrument backed by commercial mortgage loans accounted for under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) with a fair value of $8,555.  See Note 11.

The Company recorded equity in the income of the joint venture of $610 and a decrease of $81 for its share in the accumulated other comprehensive loss of the joint venture for the three months ended June 30, 2009 resulting from the joint venture’s ownership of CMBS.  The Company recorded equity in the loss of the joint venture of $144, which includes $60 of amortization expense, and a decrease of $597 for its share in the accumulated other comprehensive loss of the joint venture for the six months ended June 30, 2009.

The following tables present the condensed results of operations for the joint venture for the three and six months ended June 30, 2009 and 2008 and the financial condition as of June 30, 2009 and December 31, 2008 of the joint venture.

Condensed Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income	$613	$1,135	$1,248	$2,489
Fair value adjustment	584	418	21	(4,261)
Other-than-temporary impairment	–	(240)	(1,417)	(1,204)
Other income (expense)	27	(10)	(20)	(52)
Net income (loss)	$1,224	$1,303	$(168)	$(3,030)

Condensed Balance Sheets
	June 30, 2009	December 31, 2008
Total assets	$12,272	$11,240
Total liabilities	$24	$21
Total members’ capital	$12,248	$11,219

The other-than-temporary impairment of $1,417 during the six months ended June 30, 2009 is related to the joint venture’s investment in subordinate CMBS.

NOTE 7 – OTHER INVESTMENTS

The following table summarizes the Company’s other investments at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Non-Agency MBS	$6,697	7.98%	$6,959	8.02%
Equity securities of publicly traded companies	–		3,441
	6,697		10,400
Gross unrealized gains	372		802
Gross unrealized losses	(1,256)		(1,335)
	5,813		9,867
Other mortgage loans, net	2,328		2,657
Other	157		211
	$8,298		$12,735

Non-Agency MBS consist principally of fixed-rate securities collateralized by single-family residential loans originated in 1994.

The Company sold approximately $3,443 of equity securities during the six months ended June 30, 2009 on which it recognized a gain of $221.

Other mortgage loans are comprised principally of unsecuritized mortgage loans originated predominately between 1986 and 1997.  Of the approximately 28 mortgage loans that make up the balance, two loans were 60 days or more delinquent as of June 30, 2009, representing approximately 19% of the outstanding unpaid principal balance of the loans.  An allowance for loan losses of $95 was provided for these loans during the six months ended June 30, 2009.

NOTE 8 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  The following tables present the components of the Company’s repurchase agreements by the type of securities collateralizing the repurchase agreement at June 30, 2009 and December 31, 2008, respectively.

	June 30, 2009
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral
Agency MBS	$443,051	0.55%	$476,526
Securitization financing bonds (See Note 9)	29,481	2.13%	42,212
	$472,532	0.64%	$518,738

	December 31, 2008
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral
Agency MBS	$274,217	2.70%	$300,277
Securitization financing bonds	–	–	–
	$274,217	2.70%	$300,277

At June 30, 2009 and December 31, 2008, the repurchase agreements had the following maturities:

Original Maturity	June 30, 2009	December 31, 2008
30 days or less	$459,357	$38,617
31 to 60 days	13,175	187,960
61 to 90 days	–	47,640
	$472,532	$274,217

NOTE 9 – SECURITIZATION FINANCING

The Company, through limited-purpose finance subsidiaries, has issued bonds pursuant to indentures in the form of non-recourse securitization financing.  Each series of securitization financing may consist of various classes of bonds, either at fixed or variable-rates of interest and having varying repayment terms.  The Company, on occasion, may retain bonds or redeem bonds and hold such bonds outstanding for possible future resale or reissuance.  Payments received on securitized mortgage loans and any reinvestment income earned thereon are used to make payments on the bonds.

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

The Company has three series of bonds remaining outstanding pursuant to three separate indentures.  One series with a principal amount of $26,173 is collateralized by $66,131 in single-family mortgage loans.  The two remaining series with principal amounts of $306 and $127,933, respectively, are collateralized by commercial mortgage loans with unpaid principal balances at June 30, 2009 of $20,358 and $136,962, respectively.

In May 2009, the Company redeemed a securitization financing bond collateralized by commercial mortgage loans at its then par value of $15,493 and financed the redemption with an $11,039 repurchase agreement.  Because the redeemed bond is held by a subsidiary of the Company that is distinct from the bond’s issuer, to which the bonds are a liability, the bond is eliminated in the consolidated financial statements but remains legally outstanding.  The Company has the right to redeem the one remaining bond, with a par value of $306, outstanding in this series but does not currently have any plans to call this bond.  The Company also owns one securitization bond with a par value of $32,687, which is rated “AAA” by two of the nationally recognized rating agencies.  The bond, which is collateralized by single-family mortgage loans, was issued by the Company in 2002 and was redeemed in 2004.  This bond is pledged as collateral to support repurchase agreement borrowings.

The components of securitization financing along with certain other information at June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009		December 31, 2008
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed-rate classes	$128,239	6.7% - 8.8%	$149,598	6.6% - 8.8%
Variable-rate classes	26,172	0.6%	28,186	1.7%
Accrued interest payable	883		1,008
Unamortized net bond premium and deferred costs	(826)		(627)
	$154,468		$178,165

Range of stated maturities	2024-2027		2024-2027
Estimated weighted average life	2.4 years		2.6 years
Number of series	3		3

At June 30, 2009, the weighted-average coupon on the bonds outstanding was 6.9%.  The average effective rate on the bonds was 6.5% and 6.1% for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.  The variable-rate bonds pay interest based on one-month LIBOR plus 30 basis points.

NOTE 10 – OBLIGATION UNDER PAYMENT AGREEMENT

Obligation under payment agreement represents the fair value of estimated future payments due to the joint venture discussed in Note 6.  The amounts due under the payment agreement are based on the amounts received monthly by the Company on certain securitized mortgage loans with an unpaid principal balance, including defeased loans, of $148,828 at June 30, 2009, after payment of the associated securitization financing bonds outstanding with an unpaid principal balance of $127,933 at June 30, 2009.  The present value of the payment agreement was determined based on the total estimated future payments discounted at a weighted average rate of 37.8%. The discount rate was derived from the implied spread to similar maturity interest rate swaps using the price quoted for the lowest rated tranche of CMBX.1 from the CMBX index managed by Markit.  The Markit CMBX index is a synthetic tradeable index referencing a basket of 25 commercial mortgage-backed securities.  Factors which significantly impact the valuation of the payment agreement include the credit performance of the underlying securitized mortgage loans, estimated prepayments on the loans and the weighted average discount rate used on the cash flows.  The significant assumptions used in calculating the estimated fair value of the obligation under payment agreement are presented in the following table with their respective values as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
Discount rate	37.8%		36.5%
Annual loss rate	2.0%		0.8%
Prepayment speed (CPR)	0.0	%(1)	0.0	% (1)

(1)	Although no prepayments are modeled, the estimated cash flows assume the loans underlying the obligation prepay on the expiration of their lockout period, which is before their scheduled maturity.

The Company made payments to the joint venture of $400 and $801 for the three-month and six-month periods ended June 30, 2009, respectively, and  $403 and $804, respectively, for the same periods in 2008 under the payment agreement.  All of these payments were recorded as interest expense in the condensed financial statements.

NOTE 11 – FAIR VALUE MEASUREMENTS

Pursuant to SFAS No. 157, “Fair Value Measurements”, fair value is the exchange price in an orderly transaction, that is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or liability.  SFAS 157 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, SFAS 157 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

The three levels of the valuation hierarchy established by SFAS 157 are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  The types of assets and liabilities carried at Level 1 fair value generally are equity securities listed in active markets.

Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.  Fair valued assets and liabilities that are generally included in this category are Agency MBS, which are valued based on the average of multiple dealer quotes and an independent pricing service that are active in the Agency MBS market.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Examples of assets and liabilities carried at fair value and included in this category are non-Agency MBS and the obligation under payment agreement liability.

The following table presents the Company’s assets and liabilities at June 30, 2009, which are carried at fair value, segregated by the hierarchy level of the fair value estimate:

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS	$531,546	$–	$531,546	$–
Non-Agency MBS	5,813	–	–	5,813
Other	158	–	–	158
Total assets carried at fair value	$537,517	$–	$531,546	$5,971

Liabilities:
Obligation under payment agreement	$8,555	$–	$–	$8,555
Total liabilities carried at fair value	$8,555	$–	$–	$8,555

The following tables present the reconciliations of the beginning and ending balances of the Level 3 fair value estimates for the three-month and six-month periods ended June 30, 2009:

Level 3 Fair Values
	Non-Agency MBS	Other	Total assets	Obligation under payment agreement
Balance at March 31, 2009	$6,070	$168	$6,238	$(7,971)
Total realized and unrealized gains (losses)
Included in earnings	–	–	–	(584)
Included in other comprehensive income (loss)	(124)	(7)	(131)	–
Purchases, sales, issuances and other settlements, net	(133)	(3)	(136)	–
Transfers in and/or out of Level 3	–	–	–	–
Balance at June 30, 2009	$5,813	$158	$5,971	$(8,555)

Level 3 Fair Values
	Non-Agency MBS	Other	Total assets	Obligation under payment agreement
Balance at December 31, 2008	$6,259	$211	$6,470	$(8,534)
Total realized and unrealized gains (losses)
Included in earnings	–	1	1	(21)
Included in other comprehensive income (loss)	(184)	(17)	(201)	–
Purchases, sales, issuances and other settlements, net	(262)	(37)	(299)	–
Transfers in and/or out of Level 3	–	–	–	–
Balance at June 30, 2009	$5,813	$158	$5,971	$(8,555)

There were no assets or liabilities which were measured at fair value on a non-recurring basis during the three or six months ended June 30, 2009.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” requires the disclosure of the estimated fair value of financial instruments.  The following table presents the recorded basis and estimated fair values of the Company’s financial instruments as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Agency MBS	$531,546	$531,546	$311,576	$311,576
Securitized mortgage loans, net	233,214	193,946	243,827	201,252
Investment in joint venture	6,109	6,109	5,655	5,595
Other investments	8,298	8,054	12,735	12,358

Liabilities:
Repurchase agreements	472,532	472,532	274,217	274,217
Securitization financing	154,468	132,540	178,165	153,370
Payable for securities pending settlement	23,595	23,595	–	–
Obligation under payment agreement	8,555	8,555	8,534	8,534

NOTE 12 – PREFERRED AND COMMON STOCK

The following table presents the preferred and common dividends declared from January 1, 2009 through June 30, 2009:

Declaration	Record	Payment	Dividend per Share
Date	Date	Date	Common	Preferred
Common Stock
March 20, 2009	March 31, 2009	April 30, 2009	0.23	–
June 16, 2009	June 30, 2009	July 31, 2009	0.23	–

Preferred Stock
March 20, 2009	March 31, 2009	April 30, 2009	–	0.2375
June 16, 2009	June 30, 2009	July 31, 2009	–	0.2375

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

During the six months ended June 30, 2009, the Company sold 990,000 shares of its common stock through the CEOP at an average price of $6.90 per share, for which it received proceeds of $6,658, net of $175 in sales commission paid to Cantor.  After this transaction, 2,010,000 shares of the Company’s common stock remain available for offer and sale under the CEOP.

Subsequent to June 30, 2009, in July 2009 the Company sold 402,250 shares of its common stock under the CEOP at an average price of $8.27.  The Company received $3,226, which is net of $100 of sales commissions, from the sale.

The following table presents the changes in the number of preferred and common shares outstanding:

	Shares
	Preferred
	Series D	Common
December 31, 2008	4,221,539	12,169,762
Issuance of shares under the CEOP	-	990,000
Restricted shares granted (See Note 14)	-	10,000
June 30, 2009	4,221,539	13,169,762

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

As noted in prior filings, one of the Company’s subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the "Court of Common Pleas").  Class action status has been certified in this matter, but a motion to reconsider is pending.  In June 2009, the Court of Common Pleas held a hearing on the status of the legal claims of the plaintiffs primarily as a result of an opinion issued in August 2008 by the Pennsylvania Supreme Court in unrelated litigation which addressed many of the claims in this matter and which opinion was favorable to GLS relative to claims being made by the plaintiffs.  As a result of that hearing, the Court of Common Pleas invited GLS to file a motion for summary judgment and scheduled argument on such motion for November 2009.  The plaintiffs have not enumerated their damages in this matter, and the Company believes that the ultimate outcome of this litigation will not have a material impact on its financial condition, but may have a material impact on its reported results for a given year or period.

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

Dynex Capital, Inc. and MERIT Securities Corporation, a subsidiary (“MERIT”), are defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund (“Teamsters”), as previously discussed in prior filings.  There has been no material change in this litigation since the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.

Although no assurance can be given with respect to the ultimate outcome of these matters, the Company believes the resolution of these matters will not have a material effect on its financial condition but could materially affect its reported results for a given year or period.

NOTE 14 – STOCK BASED COMPENSATION

Pursuant to the Company’s 2009 Stock and Incentive Plan, as approved by the shareholders at the Company’s 2009 annual shareholders’ meeting (the “2009 Stock and Incentive Plan”), the Company may grant to eligible employees, directors or consultants or advisors to the Company stock based compensation, including options, stock appreciation rights (“SARs”), stock awards, dividend equivalent rights, performance shares, and stock units.  A total of 2,500,000 shares of common stock is available for issuance pursuant to the 2009 Stock and Incentive Plan.

The Company also has a 2004 Stock Incentive Plan, as approved by the Company’s shareholders at its 2005 annual shareholders’ meeting (the “2004 Stock Incentive Plan”) under which it made awards to its employees and directors prior to 2009.  The 2004 Stock Incentive Plan covers only those awards made prior to 2009, and no new awards will be made under this plan.

On May 15, 2009, the Company granted 10,000 shares of restricted stock to its non-employee directors under the 2009 Stock and Incentive Plan.  The awards vest, subject to exceptions for death, disability or retirement, on May 14, 2010.  Any directors that separate from the board prior to vesting forfeit their restricted stock.  The fair value of the restricted stock on the grant date was $7.47 per share for a total deferred compensation cost of $75, which will be recognized in expense evenly over the vesting period.

The following table presents a summary of the activity for the SARs issued by the Company for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
SARs outstanding at beginning of period	278,146	$7.27	278,146	$7.27
SARs granted	–	–	–	–
SARs forfeited or redeemed	–	–	–	–
SARs exercised	–	–	–	–
SARs outstanding at end of period	278,146	$7.27	278,146	$7.27
SARs vested and exercisable	219,396	$7.37	219,396	$7.37

The following table presents a summary of the activity for the options issued by the Company for the following periods:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of period	110,000	$8.55	110,000	$8.55
Options granted	–	–	–	–
Options forfeited or redeemed	(15,000)	8.30	(15,000)	8.30
Options exercised	–	–	–	–
Options outstanding at end of period	95,000	$8.59	95,000	$8.59
Options vested and exercisable	95,000	$8.59	95,000	$8.59

The following table presents a summary of activity for the restricted stock issued by the Company for the following periods:

	Number of Shares
	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Restricted stock at beginning of period	22,500	30,000
Restricted stock granted	10,000	10,000
Restricted stock forfeited or redeemed	–	–
Restricted stock vested	–	(7,500)
Restricted stock outstanding at end of period	32,500	32,500

The Company recognized a stock based compensation expense of $255 and $303 for the three and six months ended June 30, 2009, respectively, and a stock based compensation benefit of $110 and $193 for the three and six months ended June 30, 2008, respectively.  The total compensation cost related to non-vested awards was $63 and $113 at June 30, 2009 and 2008, respectively, and will be recognized as the awards vest.

As required by SFAS No. 123(R) “Share-Based Payment”, stock options, which may be settled only in shares of common stock, have been treated as equity awards, with their fair value measured at the grant date, and SARs, which may be settled only in cash, have been treated as liability awards, with their fair value measured at the grant date and remeasured at the end of each reporting period.  The fair value of SARs was estimated at June 30, 2009 using the Black-Scholes option valuation model based upon the assumptions in the table below.

The following table describes the assumptions used in calculating the fair value of SARs outstanding at June 30, 2009.

SARs Fair Value
June 30, 2009
Expected volatility	24.17% - 31.47%
Weighted-average volatility	29.17%
Expected dividend yield	10.92% - 11.17%
Expected term (in months)	38
Risk-free rate	1.84%

NOTE 15 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 11, 2009, which is the date on which the Company issued its unaudited condensed consolidated financial statements.

The Company sold 402,250 shares of its common stock, during the period from June 30, 2009 to August 11, 2009, under its CEOP, as described in Note 12.  The shares were sold at an average price of $8.27 per share and generated net proceeds of approximately $3,226, which is net of the sales commissions paid to Cantor.

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

Our primary investment activity for 2009 has been in Agency MBS, with approximately 68% of our investment portfolio as of June 30, 2009 invested in Agency MBS compared to 54% as of December 31, 2008.  We have focused our investment strategy on Agency MBS as a result of attractive opportunities to invest in shorter-duration Agency MBS at reasonable prices and excellent spreads to financing costs.  Our continued investment in Agency MBS is predicated on an evaluation of the risk adjusted returns available on Agency MBS compared to the risk adjusted returns on other uses of our capital.  We may also invest in non-Agency MBS or CMBS depending on the nature and risks of the investment, its expected return and future economic and market conditions.  Where economically beneficial to us, we may also invest additional capital in our securitized mortgage loan pools by purchasing, tendering for or redeeming the associated securitization financing in whole or in part.  Our strategic decision regarding the allocation of capital to Agency MBS, non-Agency MBS, CMBS or loans is based on a number of factors including, but not limited to, current market conditions, the liquidity of the investment, expected returns and anticipated risks.  Our investment activities are covered by an investment policy which has been approved by our board of directors.  A discussion of the risks associated with our investment portfolio is provided below in Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

At June 30, 2009, we had total investments of approximately $779.2 million. Our investments consisted of $531.5 million of Agency MBS, $67.3 million of securitized single-family residential mortgage loans and $165.9 million of securitized commercial mortgage loans.  We have a $6.1 million investment in a joint venture which owns subordinate CMBS and cash.  We also had $5.8 million in non-Agency MBS and $2.3 million of whole loans.

The Agency MBS is pledged as collateral to support $443.1 million in repurchase agreement financing and the securitized single-family and commercial mortgage loans are pledged to support $154.5 million in securitization financing.  A securitization financing bond backed by single-family loans is pledged to support a $18.5 million repurchase agreement financing.  A securitization financing bond backed by multi-family commercial loans is pledged to support a $11.0 million repurchase agreement financing.  A further discussion of our investments and financing activity is included under “Financial Condition” below.

With respect to our investment in Agency MBS, we invest in Hybrid Agency ARMs and Agency ARMs and, to a lesser extent, fixed-rate Agency MBS.  Hybrid Agency ARMs are MBS collateralized by hybrid adjustable mortgage loans, which have a fixed-rate of interest for a specified period (typically three to ten years) and which then reset their interest rates at least annually to an increment over a specified interest rate index.  Agency ARMs are MBS collateralized by adjustable rate mortgage loans which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index.  Agency ARMs may be collateralized by Hybrid Agency ARMs that are past their fixed-rate periods.  At June 30, 2009, we had approximately $364.3 million in Hybrid Agency ARMs, approximately $167.2 million in Agency ARMs and $0.1 million of fixed-rate Agency MBS.

The joint venture in which we invest owns the right to call certain CMBS at their current unpaid principal balance.  Such CMBS had an outstanding balance of $182.4 million at June 30, 2009, $119.5 million of which are rated ‘AAA’ by two of the nationally recognized ratings agencies.  The current economic and market conditions have made it unfeasible to redeem these bonds, and any future decision on whether to redeem these bonds will be based on the economic and market conditions at that time.  The termination date for the joint venture was originally intended to be April 15, 2009, commensurate with the redemption of the CMBS discussed above.  As the CMBS were not redeemed, the partnership remains in existence.  We are currently working with our joint venture partner to determine what actions to take with regard to the joint venture.  If the joint venture is terminated, we may purchase certain assets from the joint venture in connection with its termination.

FINANCIAL CONDITION

The following table presents certain balance sheet accounts that had significant activity, which are discussed after the table.

(amounts in thousands)	June 30, 2009	December 31, 2008

Agency MBS, at fair value	$531,546	$311,576
Securitized mortgage loans, net	233,214	243,827
Investment in joint venture	6,109	5,655
Other investments	8,298	12,735

Repurchase agreements	472,532	274,217
Securitization financing	154,468	178,165
Obligation under payment agreement	8,555	8,534
Payable for securities pending settlement	23.595	–
Shareholders’ equity	154,627	140,409

Agency MBS

Our Agency MBS investments, which are classified as available-for-sale and carried at fair value, are comprised as follows:

(amounts in thousands)	June 30, 2009	December 31, 2008
Agency MBS:
Hybrid Agency ARMs	$362,710	$217,800
Agency ARMs	166,178	92,626
	528,888	310,426
Fixed-rate	147	194
	529,035	310,620
Principal receivable	2,511	956
	$531,546	$311,576

Agency MBS increased from $311.6 million at December 31, 2008 to $531.5 million at June 30, 2009 primarily as a result of our purchase of approximately $261.0 million of Agency MBS, including $23.5 million of Agency MBS settling in July 2009, during the six-month period ended June 30, 2009.  Partially offsetting the purchases was the receipt of $49.0 million of principal on the securities during the six-month period ended June 30, 2009.  At June 30, 2009, our Agency MBS portfolio had a weighted average of 25 months remaining until the rates on the underlying loans collateralizing the Agency MBS reset.  The weighted average coupon on our portfolio of Agency MBS was 5.04% as of June 30, 2009.  Approximately $476.5 million of the Agency MBS are pledged to counterparties as security for repurchase agreement financing.

The average quarterly constant prepayment rate (“CPR”) realized on our Agency MBS portfolio was 19.9% and 14.8% for the second and first quarters of 2009, respectively.

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

(amounts in thousands)	June 30, 2009	December 31, 2008
Securitized mortgage loans, net:
Commercial	$165,883	$171,963
Single-family	67,331	71,864
	$233,214	$243,827

Securitized commercial mortgage loans includes the loans pledged to two securitization trusts, which were issued in 1993 and 1997 and have outstanding principal balances, including defeased loans, of $20.4 million and $148.8 million, respectively, at June 30, 2009.  The decrease in these loans was primarily related to principal payments, net of amounts received on loans entering defeasance, of $6.1 million during the six months ended June 30, 2009, partially offset by $0.2 million of net discount amortization.  In addition, approximately $0.1 million of reserves were provided for estimated loan losses during the six months ended June 30, 2009.

Securitized single-family mortgage loans includes loans pledged to one securitization trust, which was issued in 2002 using loans that were principally originated between 1992 and 1997.  The decrease in the securitized single-family mortgage loans was primarily related to principal payments on the loans of $4.5 million, $2.9 million of which were unscheduled, and the provision of approximately $0.1 million for estimated loan losses during the six months ended June 30, 2009.

Investment in Joint Venture

Investment in joint venture declined during the six months ended June 30, 2009 as a result of our interest in the net loss of the joint venture of $0.1 million and other comprehensive loss of the joint venture of $0.6 million.  For discussion of the net loss of the joint venture see discussion under “Results of Operations.”

At June 30, 2009, the joint venture owns various interests in subordinate CMBS issued by two securitization trusts created in 1997 and 1998.  The carrying value of these securities at June 30, 2009 was $8.6 million and $2.4 million respectively, relative to their principal balances of $20.9 million and $17.8 million.  The joint venture also had cash and cash equivalents of $1.3 million at June 30, 2009.

Other Investments

Our other investments are comprised of non-Agency MBS and equity securities, which are classified as available-for-sale and carried at fair value, and other loans and investments, which are stated at amortized cost, as follows:

(amounts in thousands)	June 30, 2009	December 31, 2008
Non-Agency MBS	$6,697	$6,959
Equity securities of publicly traded companies	–	3,441
	6,697	10,400
Gross unrealized gains	372	802
Gross unrealized losses	(1,256)	(1,335)
	5,813	9,867
Other loans, net	2,328	2,657
Other	157	211
	$8,298	$12,735

Non-Agency MBS is primarily comprised of investment grade MBS issued by a subsidiary of the Company in 1994.  The decline of $0.3 million to $6.7 million at June 30, 2009 was primarily related to the principal payments received on these securities during the six months ended June 30, 2009.

The Company sold its investment in equity securities during the six months ended June 30, 2009.  The Company recognized a gain of approximately $0.2 million and received proceeds of $3.7 million on the sale.

Other loans declined approximately $0.3 million to $2.3 million during the six months ended June 30, 2009.  Other loans, net is comprised primarily of seasoned residential and commercial mortgage loans.  The decline is primarily related to the receipt of approximately $0.3 million of principal on the mortgage loans and a $0.1 million provision for loan losses.

Repurchase Agreements

Repurchase agreements increased to $472.5 million at June 30, 2009 from $274.2 million at December 31, 2008.  The increase is primarily related to the growth in our investment in Agency MBS, which we finance with repurchase agreements.

We also entered into two repurchase agreements during the six-month period ended June 30, 2009 to finance two securitization financing bonds.  One of these repurchase agreements has a balance of $18.5 million at June 30, 2009 and is collateralized by a securitization financing bond with a par value of $32.7 million and an estimated fair value of $26.8 million.  The second repurchase agreement, which has a balance of $11.0 million at June 30, 2009, was used to finance the redemption of a securitization financing bond with a par and estimated fair value of $15.4 million at June 30, 2009.

Securitization Financing

Securitization financing consists of fixed and variable-rate bonds as set forth in the table below.  The table includes the unpaid principal balance of the bonds outstanding, accrued interest payable, discounts, premiums and deferred costs at June 30, 2009.

(amounts in thousands)	June 30, 2009	December 31, 2008
Securitization financing:
Fixed-rate, secured by commercial mortgage loans	$128,841	$150,588
Variable-rate, secured by single-family mortgage loans	25,627	27,577
	$154,468	$178,165

The fixed-rate bonds were issued pursuant to two separate indentures (via two securitization trusts) and finance our securitized commercial mortgage loans, which are also fixed-rate.  The fixed-rate bonds have a range of rates from 6.7% to 8.8% and a weighted average rate of 6.9% at June 30, 2009.  The decrease in fixed-rate bonds is related to principal payments on the bonds during the six months ended June 30, 2009 of $5.9 million and approximately $0.3 million of bond premium and deferred cost amortization during the six months ended June 30, 2009.

Approximately $15.5 million of the decrease in fixed-rate securitization financing was also related to the Company’s redemption of a senior bond issued by one of the securitization trusts.  The bond was redeemed at its par value and is currently financed with a repurchase agreement with a balance of $11.0 million, which is discussed further in the repurchase agreement discussion above.

Our securitized single-family mortgage loans are financed by variable-rate securitization financing bonds issued pursuant to a single indenture.  The $2.0 million decline in the balance during the six months ended June 30, 2009 to $25.6 million is primarily related to principal payments on the bonds of $2.0 million.

Shareholders’ Equity

Shareholders’ equity increased $14.2 million from December 31, 2008 to $154.6 million at June 30, 2009.  The increase was primarily related to net income of $7.5 million and a $7.9 million improvement from an accumulated other comprehensive loss of $3.9 million to accumulated other comprehensive income of $4.0 million.  The improvement in accumulated other comprehensive income was primarily related to an increase in the average price on our Agency MBS portfolio from 101.6 as of December 31, 2008 to 103.7 at June 30, 2009.

We also sold 990,000 shares of common stock under our Controlled Equity Offering Program (“CEOP”) during the six-month period ended June 30, 2009.  We received $6.7 million for the sale of the stock, which resulted in a $6.6 million increase in equity, after issuance costs.

The above increases were partially offset by common and preferred stock dividends of $7.8 million during the six months ended June 30, 2009.

Supplemental Discussion of Investments

The use of leverage limits the amount of equity capital invested in a particular asset while enhancing the potential overall returns on our equity capital invested.  The amount of equity capital invested and the amount of financing for a particular investment are important considerations for us in managing our investment portfolio.  The amount of equity capital invested in a particular investment also helps us to understand and manage our exposure to various risks.  For example, Agency MBS investments generally are believed to have limited credit risk but have a large amount of interest rate and financing risk.  Conversely, investments in securitized mortgage loans, which are financed with securitization financing bonds, will have less financing and interest rate risk but more credit risk.

In the table below we have calculated our net invested capital using amounts for our investments and financing from the consolidated balance sheets and the estimated fair value of such net invested capital.  For investments carried at fair value in our financial statements, estimated fair value of net invested capital is equal to the basis as presented in the financial statements less the financing amount associated with that investment.  For investments carried on an amortized cost basis, the estimated fair value of net invested capital is based on the present value of the projected cash flow from the investment, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the associated financing.  In general, because of the age of these investments, an active secondary market does not currently exist so management makes assumptions as to market expectations of prepayment speeds, losses and discount rates.

With respect to the joint venture, the estimated fair value for the CMBS held by the joint venture is based on the present value of the projected cash flow from the investment, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the associated financing.

For purposes of the table below, we have attempted to calculate fair value of the investments based on what we believe to be reasonable assumptions that would be made by a reasonable buyer.  If we actually were to have attempted to sell these investments at June 30, 2009, there can be no assurance that the amounts set forth in the table below could have been realized.

Estimated Fair Value of Net Investment

	June 30, 2009 (amounts in thousands)
Investment	Investment basis	Financing (1)	Net invested capital	Estimated fair value of net invested capital
Agency MBS (2)	$531,546	$466,646	$64,900	$64,900

Securitized mortgage loans: (3)
Single-family mortgage loans – 2002 Trust	67,331	44,136	23,195	15,364
Commercial mortgage loans – 1993 Trust	18,863	11,270	7,593	8,006
Commercial mortgage loans – 1997 Trust	147,020	137,099	9,921	–
	233,214	192,505	40,709	23,370

Investment in joint venture (4)	6,109	–	6,109	6,109

Other investments: (5)
Non-Agency MBS	5,813	–	5,813	5,813
Other loans and investments	2,485	–	2,485	2,241
	8,298	–	8,298	8,054

Total	$779,167	$659,150	$120,017	$102,433

(1)
Financing includes repurchase agreements, payable for securities pending settlement, and securitization financing issued to third parties.  Financing for the 1997 Trust also includes the obligation under payment agreement, which at June 30, 2009 had a balance of $8,555.

(2)	Fair values are based on a third-party pricing service and dealer quotes.

(3)	Fair values are based on discounted cash flows using assumptions set forth in the table below, inclusive of amounts invested in unredeemed securitization financing bonds.

(4)	Fair value for investment in joint venture represents our share of the fair value of the joint venture’s assets valued using methodologies and assumptions consistent with note 3 above.

(5)	Fair values are calculated as the net present value of expected future cash flows.

The following table summarizes the assumptions used in estimating fair value for our net invested capital in securitized mortgage loans and the cash flow related to those net investments during 2009.
	Fair Value Assumptions
Loan type	Approximate year of loan origination	Weighted-average prepayment speeds(1)	Projected annual losses (2)	Weighted-average discount rate(3)	YTD 2009 Cash Flows (4) (amounts in thousands)

Single-family mortgage loans – 2002 Trust	1994	15% CPR	0.2%	12%	$ 4,316

Commercial mortgage loans – 1993 Trust	1993	0% CPR	0.8%	10%	$ 2,816

Commercial mortgage loans – 1997 Trust	1997	(5)	2.0%	38%	$ –

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

The following table presents the net invested capital included in the “Estimated Fair Value of Net Investment” table above by their rating classification.  Investments in the unrated and non-investment grade classification primarily include other loans that are not rated but are substantially seasoned and performing loans.  Securitization over-collateralization generally includes the excess of the securitized mortgage loan collateral pledged over the outstanding bonds issued by the securitization trust.

(amounts in thousands)	June 30, 2009
Investments:
Agency MBS	$64,900
AAA rated non-Agency MBS	19,293
AA and A rated non-Agency MBS	319
Unrated and non-investment grade	2,863
Securitization over collateralization	26,533
Investment in joint venture	6,109
$120,017

The following table reconciles the above to shareholders’ equity as presented on the Company’s balance sheets:

(amounts in thousands)	Book Value
Total investment assets (per table above)	$120,017
Cash and cash equivalents	32,200
Other assets and liabilities, net	2,410
$154,627

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in thousands except per share information)	2009	2008	2009	2008
Interest income	$9,819	$6,674	$19,296	$13,157
Interest expense	3,938	4,173	8,371	8,235
Provision for loan losses	(139)	(321)	(318)	(347)
Net interest income after provision for loan losses	5,742	2,180	10,607	4,575
Equity in income (loss) of joint venture	610	560	(144)	(1,691)
Gain (loss) on sale of investments, net	138	(43)	221	2,050
Fair value adjustments, net	(507)	(173)	138	4,058
Other income	143	3,025	164	3,092
General and administrative expenses:
Compensation and benefits	(1,069)	(590)	(1,953)	(1,084)
Other administrative and general expenses	(687)	(663)	(1,530)	(1,385)
Net income	4,370	4,296	7,503	9,615

Net income per common share:
Basic	$0.26	$0.27	$0.44	$0.63
Diluted	$0.25	$0.26	$0.44	$0.59

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Interest Income

Interest income includes interest earned on the investment portfolio and also reflects the amortization of any related discounts, premiums and deferred costs.  The following table presents the significant components of our interest income.

	Three Months Ended June 30,
(amounts in thousands)	2009	2008
Interest income - Investments:
Agency MBS	$5,097	$750
Securitized mortgage loans	4,485	5,381
Other investments	234	366
	9,816	6,497
Interest income – Cash and cash equivalents	3	177
	$9,819	$6,674

The change in interest income on securitized mortgage loans and Agency MBS is examined in the discussion and tables that follow.

Interest Income – Agency MBS

Interest income on Agency MBS increased $4.3 million to $5.1 million for the three months ended June 30, 2009 from $0.8 million for the same period in 2008.  The interest income on Agency MBS is a result of a $386.7 million increase in the average balance of Agency MBS to an average balance of $459.0 million for the three-month period ended June 30, 2009 compared to the same period in 2008 as a result of the purchase of additional securities.  The average rate earned on Agency MBS also increased 14 basis points from 4.25% for the three months ended June 30, 2008 to 4.39% for the same period in 2009.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on securitized mortgage loans.

	Three Months Ended June 30,
	2009			2008
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Securitized mortgage loans:
Commercial	$3,463	$78	$3,541	$3,876	$117	$3,993
Single-family	973	(29)	944	1,454	(66)	1,388
	$4,436	$49	$4,485	$5,330	$51	$5,381

The majority of the decrease of $0.5 million in interest income on securitized commercial mortgage loans is related to the lower average balance of the commercial mortgage loans outstanding in the second quarter of 2009, which decreased approximately $17.2 million (9%) compared to the balance for the same period in 2008.  The decrease in the average balance between the periods is primarily related to payments received of $18.7 million, which includes both scheduled and unscheduled payments, during the period from July 1, 2008 to June 30, 2009.

Interest income on securitized single-family mortgage loans declined $0.4 million to $0.9 million for the three months ended June 30, 2009.  The decline in interest income on single-family mortgage loans was related to the decrease in the average balance of the loans outstanding from the second quarter of 2008, which declined approximately $12.5 million, or approximately 15%, to $68.2 million for the second quarter of 2009.  Interest income on single-family mortgage loans also declined as a result of an approximately 21% decrease in the average yield to 5.33% for the quarter ended June 30, 2009 compared to 6.78% for the same quarter in 2008.  For a discussion of the reasons for the decrease in average yields, see the discussion under “Average Balances and Effective Interest Rates” below.

Interest Income – Cash and Cash Equivalents

Interest income on cash and cash equivalents decreased to $3 thousand for the three months ended June 30, 2009 from $0.2 million for the same period in 2008.  This decrease is primarily the result of a decrease in average rate that we earned on our cash and cash equivalents, which decreased to 0.05% for the second quarter of 2009 from 1.90% for the same period in 2008.

Interest Expense

The following table presents the significant components of interest expense.

	Three Months Ended June 30,
(amounts in thousands)	2009	2008
Interest expense:
Securitization financing	$2,711	$3,337
Repurchase agreements	829	427
Obligation under payment agreement	400	402
Other	(2)	7
	$3,938	$4,173

Interest Expense – Securitization Financing

The following table summarizes the detail of the interest expense recorded on securitization financing bonds.

	Three Months Ended June 30,
	2009			2008
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Securitization financing:
Secured by commercial mortgage loans	$2,739	$(153)	$2,586	$3,301	$(349)	$2,952
Secured by single-family mortgage loans	47	25	72	238	51	289
Other bond related costs	53	–	53	96	–	96
	$2,839	$(128)	$2,711	$3,635	$(298)	$3,337

Interest expense on commercial securitization financing decreased from $3.0 million for the second quarter of 2008 to $2.6 million for the same period in 2009.  The majority of this $0.4 million decrease is related to the $30.0 million (18%) decrease in the average balance of securitization financing, from $163.7 million in 2008 to $133.7 million in 2009 related to the scheduled and unscheduled payments on the mortgage loans collateralizing these bonds and the redemption of a securitization financing bond with a balance of $15.5 million during the period, which is discussed in more detail in the discussion of “Financial Condition” above.  In addition, securitization financing secured by commercial mortgage loans is fixed-rate and had a weighted average cost of 7.78% and 8.51% for the three months ended June 30, 2009 and 2008, respectively.

The interest expense on single-family securitization financing decreased from $0.3 million for the second quarter of  2008 to $0.1 million for the same period of 2009.  This $0.2 million decrease is related to the $5.6 million (18%) decrease in the average balance of securitization financing, from $31.5 million in 2008 to $25.8 million in 2009 related to the prepayments on the mortgage loans collateralizing these bonds.  In addition, the cost of securitization financing decreased from 3.71% for the three months ended June 30, 2008 to 1.25% for the same period in 2009.  The financing is variable-rate based on the level of one-month LIBOR.  Average one-month LIBOR for the three months ended June 30, 2009 was 0.37% compared to 2.59% for the same period in 2008.

Interest Expense – Repurchase Agreements

The following table summarizes the components of interest expense by the type of securities collateralizing the repurchase agreements.

	Three Months Ended June 30,
(amounts in thousands)	2009	2008
Interest expense:
Repurchase agreements collateralized by Agency MBS	$708	$395
Repurchase agreements collateralized by securitization financing bonds	121	32
	$829	$427

The $0.3 million increase in interest expense on repurchase agreements collateralized by Agency MBS to $0.7 million for the second quarter of 2009 from $0.4 million for the second quarter of 2008 was primarily related to a $355.1 million increase in the average balance of repurchase agreements outstanding for the second quarter of 2009 to $413.7 million from $58.6 million for the same period of 2008, in connection with our use of repurchase agreements to finance the additional purchases of Agency MBS.  This increase was partially offset by a 202 basis point decrease in the average rate on the repurchase agreements from 2.71% for the second quarter of 2008 to 0.69% for the same period in 2009.

Interest expense on repurchase agreements collateralized by securitization bonds increased $0.1 million to $0.1 million for the second quarter of 2009.  This increase was due to an $16.6 million increase in the average balance outstanding to $21.2 million for the second quarter of 2009.  The increase in balance was primarily related to financing the securitization bond that was redeemed during 2009 with a repurchase agreement.  The effect of the increased balance on interest expense was partially offset by a 49 basis point decrease in the average rate on the repurchase agreements from 2.77% for the second quarter of 2008 to 2.29% for the same period in 2009.

Provision for Loan Losses

During the three months ended June 30, 2009, we added approximately $0.1 million of reserves for estimated losses on our securitized mortgage loan portfolio.  The majority of this amount was provided for estimated losses on our commercial mortgage loans, which includes $9.4 million of delinquent loans.  One of the delinquent loans, which had an unpaid principal balance of $2.5 million at June 30, 2009, was paid off after the end of the quarter.  In addition, there was only one newly delinquent loan during the quarter, with an unpaid principal balance of $3.9 million.  The value of the property collateralizing this loan based on a recent analysis undertaken by the loan servicer is well in excess of the balance of the loan, and we do not anticipate incurring a loss on this loan.

Equity in Income of Joint Venture

Our interest in the operations of the joint venture, in which we hold a 49.875% interest, was $0.6 million for the three months ended June 30, 2009 and 2008.  The joint venture had interest income of approximately $0.6 million and a $0.6 million increase in the estimated fair value of certain interests in CMBS, for which it elected the fair value option under SFAS 159.

Fair Value Adjustments, Net

Fair value adjustments, net of $0.5 million primarily resulted from an increase in the fair value of our obligation under payment agreement for the three months ended June 30, 2009.  The obligation under payment agreement is valued by discounting the estimated future cash flows, and the  increase in the fair value during the quarter primarily resulted  from a decrease in the rate used to discount the estimated cash flows.

Other Income

Other income decreased $2.9 million to $0.2 million for the quarter ended June 30, 2009.  Other income for the second quarter ended June 30, 2008, was primarily related to the recognition of $2.7 million of income related to the redemption of a commercial securitization bond.

General and Administrative Expenses

Compensation and Benefits

Compensation and benefits expense increased by approximately $0.5 million to $1.1 million for the three months ended June 30, 2009 from $0.6 million for the same period in 2008.  The increase was primarily related to an increase in stock based compensation expense due to an increase in the closing price of our common stock from $7.02 at March 31, 2009 to $8.20 at June 30, 2009, which resulted in a stock-based compensation expense of $0.3 million for the second quarter of 2009 compared to a stock-based compensation benefit of $0.1 million for the same quarter in 2008.  This expense relates to the stock appreciation rights granted to employees in 2005 through 2007.  In addition, the second quarter of 2009 includes a full quarter of compensation expense for our chief investment officer versus only two months in the second quarter of 2008.

Other General and Administrative

Other general and administrative expenses was $0.7 million for the second quarter of 2009 and was largely unchanged from the same period of 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Interest Income

The following table presents the significant components of our interest income.

	Six Months Ended June 30,
(amounts in thousands)	2009	2008
Interest income - Investments:
Agency MBS	$9,531	$854
Securitized mortgage loans	9,306	10,983
Other investments	450	819
	19,287	12,656
Interest income – Cash and cash equivalents	9	501
	$19,296	$13,157

The change in interest income on securitized mortgage loans and Agency MBS is examined in the discussion and tables that follow.

Interest Income – Agency MBS

Interest income on Agency MBS increased to $9.5 million for the six months ended June 30, 2009 from $0.9 million for the same period in 2008.  The interest income on Agency MBS is a result of a $389.9 million increase in the average balance of Agency MBS to an average balance of $430.5 million for the six-month period ended June 30, 2009 compared to the same period in 2008 as a result of the purchase of additional securities.  The average rate earned on Agency MBS also increased 13 basis points from 4.30% for the six months ended June 30, 2008 to 4.43% for the same period in 2009.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on securitized mortgage loans.

	Six Months Ended June 30,
	2009			2008
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Securitized mortgage loans:
Commercial	$6,982	$204	$7,186	$7,861	$218	$8,079
Single-family	2,036	84	2,120	3,058	(154)	2,904
	$9,018	$288	$9,306	$10,919	$64	$10,983

The majority of the decrease of $0.9 million in interest income on securitized commercial mortgage loans is related to the lower average balance of the commercial mortgage loans outstanding in for the six-month period ended June 30, 2009, which decreased approximately $17.4 million (9%) compared to the average balance for the same period in 2008.  The decrease in the average balance between the periods is primarily related to payments received of $18.7 million, which includes both scheduled and unscheduled payments, during the period from July 1, 2008 to June 30, 2009.

Interest income on securitized single-family mortgage loans declined $0.8 million to $2.1 million for the six months ended June 30, 2009.  The decline in interest income on single-family mortgage loans was related to the decrease in the average balance of the loans outstanding from the six-month period ended June 30, 2008, which declined approximately $14.1 million, or approximately 17%, to $69.1 million for the six months ended June 30, 2009.

Interest income on single-family mortgage loans also declined as a result of an approximately 17% decrease in the average yield on our single-family mortgage loan portfolio to 5.79% for the six months ended June 30, 2009 compared to 6.93% for the same period in 2008.  For a discussion of the reasons for the decrease in average yields, see the discussion under “Average Balances and Effective Interest Rates” below.

Interest Income – Cash and Cash Equivalents

Interest income on cash and cash equivalents decreased to $9 thousand for the six months ended June 30, 2009 from $0.5 million for the same period in 2008.  This decrease is primarily the result of a decrease in average rate that we earned on our cash and cash equivalents, which decreased to 0.06% for the six months ended June 30, 2009 from 2.50% for the same period in 2008.

Interest Expense

The following table presents the significant components of interest expense.

	Six Months Ended June 30,
(amounts in thousands)	2009	2008
Interest expense:
Securitization financing	$5,686	$6,936
Repurchase agreements	1,893	480
Obligation under payment agreement	801	804
Other	(9)	15
	$8,371	$8,235

Interest Expense – Securitization Financing

The following table summarizes the detail of the interest expense recorded on securitization financing bonds.

	Six Months Ended June 30,
	2009			2008
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Securitization financing:
Secured by commercial mortgage loans	$5,722	$(340)	$5,382	$6,741	$(673)	$6,068
Secured by single-family mortgage loans	98	64	162	576	103	679
Other bond related costs	142	–	142	189	–	189
	$5,962	$(276)	$5,686	$7,506	$(570)	$6,936

Interest expense on commercial securitization financing decreased from $6.1 million for the six months ended June 30, 2008 to $5.4 million for the same period in 2009.  The majority of this $0.7 million decrease is related to the $25.2 million (15%) decrease in the average balance of securitization financing, from $166.0 million in 2008 to $140.9 million in 2009 related to the scheduled and unscheduled payments on the mortgage loans collateralizing these bonds and the redemption of a securitization financing bond with a balance of $15.5 million during the period, which is discussed in more detail in the discussion of “Financial Condition” above.  In addition, securitization financing secured by commercial mortgage loans is fixed-rate and had a weighted average cost of 7.54% and 8.54% for the six months ended June 30, 2009 and 2008, respectively.

The interest expense on single-family securitization financing decreased from $0.7 million for the six months ended June 30, 2008 to $0.2 million for the same period of 2009.  This $0.5 million decrease is related to the $6.1 million

(19%) decrease in the average balance of securitization financing, from $32.3 million in 2008 to $26.2 million in 2009 related to the prepayments on the mortgage loans collateralizing these bonds.  In addition, the cost of financing decreased from 4.23% for the six months ended June 30, 2008 to 1.29% for the same period in 2009.  The financing is variable-rate based on the level of one-month LIBOR.

Interest Expense – Repurchase Agreements

 The following table summarizes the components of interest expense by the type of securities collateralizing the repurchase agreements.

	Six Months Ended June 30,
(amounts in thousands)	2009	2008
Interest expense:
Repurchase agreements collateralized by Agency MBS	$1,729	$403
Repurchase agreements collateralized by securitization financing bonds	164	77
	$1,893	$480

The $1.3 million increase in interest expense on repurchase agreements collateralized by Agency MBS to $1.7 million for the six months ended June 30, 2009 was primarily related to a $361.7 million increase in the average balance of repurchase agreements outstanding for the six months ended June 30, 2009 to $391.6 million from $29.9 million for the same period of 2008.  This increase was partially offset by a 182 basis point decrease in the average rate on the repurchase agreements from 2.71% for the six months ended June 30, 2008 to 0.89% for the same period in 2009.

Interest expense on repurchase agreements collateralized by securitization bonds increased $0.1 million to $0.2 million for the six months ended June 30, 2009.  This increase was due to an $9.5 million increase in the average balance outstanding to $14.1 million for the six months ended June 30, 2009.  The increase in balance was primarily related to financing the securitization bond that was redeemed during 2009 with a repurchase agreement.  The effect of the increased balance on interest expense was partially offset by a 104 basis point decrease in the average rate on the repurchase agreements from 3.38% for the six months ended June 30, 2008 to 2.34% for the same period in 2009.

Gain on Sale of Investments, Net

The $0.2 million gain on sale of investments for the six months ended June 30, 2009 is primarily related to the sale of our remaining investment in the equity securities of publicly traded companies during the six months ended June 30, 2009 which generated proceeds of approximately $3.7 million on securities in which we had a cost basis of approximately $3.4 million.  The gain of $2.1 million for the six months ended June 30, 2008 is primarily related to the sale of approximately $9.4 million of equity securities during that period.

Provision for Loan Losses

During the six months ended June 30, 2009, we added approximately $0.3 million of reserves for estimated losses on our securitized mortgage loan portfolio.  The majority of this amount was provided for estimated losses on our commercial mortgage loans, which includes $9.4 million of delinquent loans.  One of the delinquent loans, which had an unpaid principal balance of $2.5 million at June 30, 2009, was paid off after the end of the quarter.  In addition, one of the newly delinquent loans, which had an unpaid principal balance of $3.9 million at June 30, 2009, was collateralized by property with an estimated value, based on an analysis undertaken by the loan servicer, well in excess of the balance of the loan, and we do not anticipate incurring a loss on this loan.  We also provided approximately $0.1 million for our other loans during the six months ended June 30, 2009.

Equity in Loss of Joint Venture

Our interest in the operations of the joint venture, in which we hold a 49.875% interest, improved from a loss of  $1.7 million to a loss of $0.1 million for the six months ended June 30, 2008 and 2009, respectively.  The joint venture had interest income of approximately $1.2 million for the six months ended June 30, 2009, which decreased by $1.2 million from the same period in 2008 as a result of one of its subordinate CMBS no longer receiving interest payments.  The subordinate CMBS stopped receiving interest payments due to an increase in the rates of the bonds senior to it in the same securitization.  The joint venture’s results for the six months ended June 30, 2009 were reduced by an other-than-temporary impairment charge of $1.4 million it recognized on its interests in CMBS.

Fair Value Adjustments, Net

Fair value adjustments, net decreased from $4.1 million for the six months ended June 30, 2008 to $0.1 million for the same period in 2009.  The $4.1 million fair value adjustment in 2008 primarily related to a reduction in the carrying value of our obligation under payment agreement.  The 2008 decrease in fair value resulted from widening CMBS spreads which caused a commensurate increase in discount rates.

Other Income

Other income decreased $2.9 million from $3.1 million for the six months ended June 30, 2008 to $0.2 million for the same period in 2009.  Other income for the six months ended June 30, 2008 is primarily due to the recognition of $2.7 million of income related to the redemption of a commercial securitization bond.

General and Administrative Expenses

Compensation and Benefits

Compensation and benefits expense increased by approximately $0.9 million to $2.0 million for the six months ended June 30, 2009 from $1.1 million for the same period in 2008.  The increase was related to an increase in stock based compensation expense due to an increase in the closing price of our common stock from $6.54 at December 31, 2008 to $8.20 at June 30, 2009, which resulted in a stock-based compensation expense of $0.3 million for the six months ended June 30, 2009 compared to a stock-based compensation benefit of $0.2 million for the same period in 2008. The remaining increase in compensation and benefits is primarily related to the salary, bonus and benefits associated with hiring two additional executive officers during 2008.

Other General and Administrative

Other general and administrative expenses increased by approximately $0.1 million to $1.5 million for the six months ended June 30, 2009 from $1.4 million for the same period in 2008.  The increase is primarily related to additional costs associated with expanding our investment platform and the related infrastructure.

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

	Three Months Ended June 30,
	2009		2008
(amounts in thousands, except for percentages)	Average Balance(1)(2)	Effective Yield/Rate(3)	Average Balance(1)(2)	Effective Yield/Rate(3)
Agency MBS
Agency MBS	$459,012	4.39%	$72,276	4.25%
Repurchase agreements	413,714	(0.69%)	58,625	(2.71%)
Net interest spread		3.70%		1.54%

Securitized Mortgage Loans
Securitized mortgage loans	$237,785	7.37%	$267,505	7.99%
Securitization financing (4)	159,571	(6.72%)	195,198	(6.86%)
Repurchase agreements	21,194	(2.29%)	4,612	(2.77%)
Net interest spread		1.17%		1.22%

Other investments	$9,275	9.29%	$13,408	11.39%

Total
Interest earning assets	$706,072	5.46%	$353,189	7.35%
Interest bearing liabilities	594,478	(2.36%)	258,435	(5.85%)
Net interest spread		3.10%		1.50%

(1)	Average balances exclude unrealized gains and losses on available-for-sale securities.
(2)	Average balances exclude funds held by trustees except collateral received on defeased loans held by trustees.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

(4)	Effective rates are calculated excluding non-interest related securitization financing expenses.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The overall yield on interest-earning assets, which excludes cash and cash equivalents, decreased to 5.46% for the three months ended June 30, 2009 from 7.35% for the same period in 2008.  The overall cost of financing decreased from 5.85% for the three months ended June 30, 2008 to 2.37% for the same period in 2009.  This resulted in an overall increase in net interest spread of 159 basis points.  The reasons for the changes from 2008 to 2009 are discussed below by investment type.

Agency MBS

The yield on Agency MBS increased for the second quarter of 2009 compared to the same period in 2008 primarily as a result of our acquisition of Agency MBS with rates that were on average higher than those we held in the portfolio as of June 30, 2008. We used repurchase agreements to finance the acquisition of these Agency MBS during 2008 and 2009, which resulted in the increase in the average balance of repurchase agreements.  The cost of repurchase agreement financing decreased by 202 basis points as short term interest rates declined (as evidenced by LIBOR’s average decline of 253 basis points during the previous 12 months) resulting in the increase in the net interest spread on Agency MBS of 216 basis points to 3.70% for the three months ended June 30, 2009.

Securitized Mortgage Loans

The net interest spread for the three months ended June 30, 2009 for securitized mortgage loans was 1.17% versus 1.22% for the same period in 2008.  The yield on securitized mortgage loans decreased from 7.99% for the quarter ended June 30, 2008 to 7.37% for the same period in 2009 as a result of a 141 basis points decrease in the average yield on our securitized single-family mortgage loans to 5.33% for the three months ended June 30, 2009.  The majority of our single-family mortgage loans (87% at June 30, 2009) are variable-rate, with indices based principally on LIBOR, and were resetting at lower rates between June 30, 2008 and June 30, 2009.

The cost of securitization financing decreased to 6.72% for the quarter ended June 30, 2009 from 6.86% for the same period in 2008.  This decrease resulted from the purchase during March 2009 of a fixed-rate bond collateralized by commercial multi-family mortgage loans and a $7.4 million reduction in the average balance of the higher yielding fixed-rate commercial securitization financing, as a result of principal payments between June 30, 2008 and June 30, 2009.  Also, LIBOR rates on the variable-rate bond collateralized by single-family loans decreased 253 basis points during the last 12 months.

The average rate on our repurchase agreements that finance securitized mortgage loans declined along with LIBOR during the period.  In addition, the average outstanding balance of these repurchase agreements increased $11,254 as the commercial loan-backed bond which was purchased in March 2009 was replaced with repurchase agreement financing.

Other Investments

The yield on other investments decreased by 210 basis points to 9.29% for the three months ended June 30, 2009 compared to the same period in 2008.  This decrease in yield was primarily due to the prepayment of higher yielding loans and discontinuance of interest accrual on a commercial loan.

	Six Months Ended June 30,
	2009		2008
(amounts in thousands, except for percentages)	Average Balance(1) (2)	Effective Yield/Rate(3)	Average Balance(1) (2)	Effective Yield/Rate(3)

Agency MBS
Agency MBS	$430,451	4.43%	$40,569	4.30%
Repurchase agreements	391,560	(0.89%)	29,861	(2.71)%
Net interest spread		3.54%		1.59%

Securitized Mortgage Loans
Securitized mortgage loans	$240,461	7.59%	$271,952	8.05%
Securitization financing (4)	167,057	(6.68%)	198,320	(6.93%)
Repurchase agreements	14,108	(2.34%)	4,612	(3.38%)
Net interest spread		1.24%		1.20%

Other investments	$9,390	9.33%	$14,639	11.49%

Total
Interest earning assets	$680,302	5.61%	$327,160	7.74%
Interest bearing liabilities	572,725	(2.62%)	232,793	(6.32%)
Net interest spread		2.99%		1.44%

(1)	Average balances exclude unrealized gains and losses on available-for-sale securities.
(2)	Average balances exclude funds held by trustees except collateral received on defeased loans held by trustees.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

(4)	Effective rates are calculated excluding non-interest related securitization financing expenses.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The overall yield on interest-earning assets, which excludes cash and cash equivalents, decreased to 5.61% for the six months ended June 30, 2009 from 7.74% for the same period in 2008.  The overall cost of financing decreased from 6.32% for the six months ended June 30, 2008 to 2.62% for the same period in 2009.  This resulted in an overall increase in net interest spread of 155 basis points.  The reasons for the changes from 2008 to 2009 are discussed below by investment type.

Agency MBS

The yield on Agency MBS increased for the six months ended June 30, 2009 compared to the same period in 2008 primarily as a result of the significant increase in our investment in Agency MBS during 2009 and the second half of 2008.  We used repurchase agreements to finance the acquisition of these Agency MBS during 2008 and 2009, which resulted in the increase in the average balance of repurchase agreements.  The cost of repurchase agreement financing decreased by 182 basis points as short term interest rates declined (as evidenced by LIBOR’s average decline during the period of 2.53%) during the previous 12 months resulting in the increase in the net interest spread on Agency MBS of 195 basis points to 3.54% for the six months ended June 30, 2009.

Securitized Mortgage Loans

The net interest spread for the six months ended June 30, 2009 for securitized mortgage loans was 1.24% versus 1.20% for the same period in 2008.  The yield on securitized mortgage loans decreased from 8.05% for the six months ended June 30, 2008 to 7.59% for the corresponding period in 2009 primarily as a result of an 115 basis point decrease in the average yield on our securitized single-family mortgage loans to 5.93 % for the six months ended June 30, 2009.  The majority of our single-family mortgage loans (87% at June 30, 2009) are variable-rate and were resetting at lower rates between June 30, 2008 and June 30, 2009.

The cost of securitization financing decreased to 6.68% for the six months ended June 30, 2009 from 6.93% for the same period in 2008.  This decrease resulted from the purchase of a fixed-rate bond collateralized by commercial multi-family mortgage loans and a $7.4 million reduction in the average balance of the higher yielding fixed-rate commercial securitization financing, as a result of principal payments between June 30, 2008 and June 30, 2009.  Also, LIBOR rates on the variable-rate bond collateralized by single-family loans decreased 253 basis points during the last 12 months.

The average rate on our repurchase agreements that finance our securitized mortgage loans declined along with LIBOR during the period.  In addition, the average outstanding balance of these repurchase agreements increased $6,817 as the commercial loan-backed bond which was purchased in March 2009 was replaced with repurchase agreement financing.

Other Investments

The yield on other investments decreased 216 basis points to 9.33% for the six months ended June 30, 2009 compared to the same period in 2008.  This decrease in yield was primarily due to the prepayment of higher yielding warehouse loans and discontinuance of interest accrual on an impaired commercial warehouse loan.

Changes in Net Income Attributable to Rates and Volumes

The following table summarizes the amount of change in interest income for our investments and interest expense for our financing of investments due to changes in interest rates versus changes in volume (excluding cash and cash equivalents):

	Three Months Ended June 30, 2009 vs. 2008
(amounts in thousands)	Rate	Volume	Total
Agency MBS	$57	$4,290	$4,347
Securitized mortgage loans	(323)	(573)	(896)
Other investments	(30)	(102)	(132)

Total interest income	(296)	3,615	3,319

Repurchase agreements	(486)	888	402
Securitization financing	11	(593)	(582)

Total interest expense	(475)	295	(180)

Net interest income	$180	$3,320	$3,500

	Six Months Ended June 30, 2009 vs. 2008
(amounts in thousands)	Rate	Volume	Total
Agency MBS	$47	$8,630	$8,677
Securitized mortgage loans	(444)	(1,231)	(1,675)
Other investments	(108)	(261)	(369)

Total interest income	(505)	7,138	6,633

Repurchase agreements	(456)	1,869	1,413
Securitization financing	(161)	(1,041)	(1,202)

Total interest expense	(617)	828	211

Net interest income	$112	$6,310	$6,422

Note:
The change in interest income and interest expense due to changes in both volume and rate, which cannot be segregated, has been allocated proportionately to the change due to volume and the change due to rate. This table excludes non-interest related, securitization financing expense, other interest expense, provision for credit losses and dividends on equity securities.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based in large part upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities.  We base these estimates and judgments on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual results, however, may differ from the estimated amounts we have recorded.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of recently adopted accounting pronouncements and recently issued accounting pronouncements which are not yet effective and the impact, if any, on our financial statements, see “Recent Accounting Pronouncements” in Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our investments and operations from a variety of sources, including a mix of collateral-based short-term financing sources such as repurchase agreements, collateral-based long-term financing sources such as securitization financing, equity capital, and net earnings.

As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year.  We generally fund our dividend distributions through our cash flows from operations.  If we make dividend distributions, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, in excess of our operating cash flows during the period, those distributions would generally be funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale).  Alternatively, we have the ability to utilize our NOL carryforwards to offset taxable income and therefore our REIT distribution requirement, giving us the flexibility to reduce our REIT distribution requirements.  This would allow us to retain capital and increase our book value per common share and also increase our liquidity by reducing or eliminating our dividend payout to common shareholders.  We have paid a $0.23 dividend on our common stock for the last four quarters.  On several occasions that amount has exceeded our taxable income distribution requirement.  While taxable income is a consideration in determining the dividend, it is not the only consideration.  Other considerations include a desire to provide our shareholders a consistent return on their investment and to provide some liquidity to our shareholders.

During the second quarter of 2009, we purchased $107.1 million of Agency MBS, using repurchase agreements and equity capital to finance the acquisitions.  Through June 30, 2009 we have received principal payments on Agency MBS of $49.3 million.  We generally intend to hold our Agency MBS as a long-term investment, but we will occasionally sell these securities when market conditions warrant or to manage our interest-rate risks or liquidity needs.

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

During the second quarter of 2009, we sold through the CEOP 990,000 shares of our common stock at a weighted average price of $6.90 per share, for which we received proceeds of $6.7 million, net of a $0.2 million sales commission paid to Cantor.  After this transaction, 2,010,000 shares of our common stock remain available for offer and sale under the CEOP.

In deploying our capital, we typically utilize repurchase agreement financing which will subject us to liquidity risk driven by fluctuations in market values of the collateral pledged to support the repurchase agreement.  We will attempt to mitigate this risk by limiting the investments that we purchase to higher-credit quality investments, and by managing certain aspects of the investments such as potential market value changes from changes in interest rates, as much as possible.  We will also seek to manage the ratio of our debt-to-equity in order to give us financial flexibility and allow us to better manage through, and possibly take advantage of, periods of market volatility.  Our operating policies provide that repurchase agreements used to finance Agency MBS will be in the range of five to nine times to our equity capital and non-Agency MBS will be in the range of one to four times our equity capital.  Our current debt-to-equity ratio for Agency MBS at June 30, 2009 was seven times our equity capital.  Our current debt-to-equity capital for non-Agency MBS was one times our equity capital at June 30, 2009.  Our overall debt-to-equity ratio including securitization financing was approximately four and a half times our equity capital at June 30, 2009.

Repurchase agreement financing is recourse to both the assets pledged and to us.  At the inception of the repurchase agreement, we post margin to the lender (i.e., collateral deposits in excess of the repurchase agreement financing) in order to support the amount of the financing and to give the lender a cushion against fluctuations in the value of the collateral pledged.  The repurchase agreement lender can request that we post additional margin (or “margin calls”) in the event of a decline in value of the collateral pledged.  If we fail to meet this margin call, the lender has the right to terminate the repurchase agreement and immediately sell the collateral.  If the proceeds from the sale of the collateral is insufficient to repay the entire amount of the repurchase agreement outstanding, we would be required to repay any shortfall.  All of our repurchase agreements provide that the lender is responsible for obtaining collateral valuations, but such collateral valuations must be from a generally recognized source agreed to by both us and the lender, or the most recent closing quotation of such source.  Repurchase agreement borrowings generally will have a term of between one and three months and carry a rate of interest based on a spread to an index such as LIBOR.  Our repurchase agreements are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms.  If we fail to repay the lender at maturity, the lender has the right to immediately sell the collateral and pursue us for any shortfall if the sales proceeds are inadequate to cover the repurchase agreement financing.

While repurchase agreement funding currently remains available to us at attractive rates, we are cautious as to the use of repurchase agreements given the state of the global banking system and the overall health of financial institutions.  Our repurchase agreement counterparties are both foreign and domestic institutions and we believe substantially all of these institutions have received some form of assistance from their respective federal government or central bank.  To protect against unforeseen reductions in our borrowing capabilities, we maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties and an asset “cushion,” comprised of cash and cash equivalents, unpledged Agency MBS and collateral in excess of margin requirements held by our counterparties, to meet potential margin calls.  At June 30, 2009, we had cash and unpledged Agency MBS of $91.7 million.  In addition to these measures, we manage our debt-to-equity ratio as discussed above.

Notwithstanding our efforts to manage our repurchase agreement counterparties, as a result of market events in 2008, several of our repurchase agreement lenders were acquired.  In addition, certain lenders acted to decrease their own leverage ratios by decreasing the amount of repurchase funding they make available.  In the normal course of our business, we continually seek to obtain new repurchase agreement counterparties.  Since the beginning of 2009, we have seen generally the amount of repurchase agreement availability increase and the terms improve, including the availability of extended repurchase agreement maturities, declining borrowing costs and the extension of credit to non-Agency MBS.

As previously noted, securitization financing represents bonds issued that are recourse only to the assets pledged as collateral to support the financing and are not otherwise recourse to us.  At June 30, 2009, we had $154.5 million of non-recourse securitization financing outstanding, most of which carries a fixed-rate of interest.  The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk.  Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bond equals 35% or less of the original principal balance of the bonds.  At June 30, 2009, we had the right to redeem $0.3 million in securitization financing, which carries a coupon of 8.82%.

We believe that we have adequate financial resources to meet our obligations, including margin calls, and to fund dividends that we declare and to fund our operations.  Should the various federal governments and central banks around the world be unsuccessful in stabilizing the global credit markets, or withdraw their support, particularly in the purchases of Agency MBS and U.S. Treasury Notes, causing market volatility in prices of investments that we own or cause continued weakness in financial institutions, we may be subject to margin calls from fluctuating values of assets pledged to support repurchase agreement financing, or financial institutions may be unable or unwilling to renew such financing depending on the severity of the market volatility.  In such an instance, we may be forced to liquidate investments in potentially unfavorable market conditions.

Off-Balance Sheet Arrangements. As of June 30, 2009, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations.  As of June 30, 2009, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

FORWARD-LOOKING STATEMENTS

In addition to current and historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. All statements contained in this Quarterly Report addressing the results of operations, our operating performance, events, or developments that we expect or anticipate will occur in the future, including, but not limited to, statements relating to investment strategies, net interest income growth, investment performance, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “plan,” “continue,” “should,” “may” or other similar expressions. Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. The following factors, among others, could cause actual results to vary from our forward-looking statements:

•
risks associated with investing in real estate assets, including changes in general economic and market conditions, including the ongoing volatility in the credit markets which impacts assets prices and the cost and availability of financing,

•	our ability to borrow to continue to finance our assets,
•	availability of suitable reinvestment opportunities,
•	fluctuations in interest rates and the market value of our investments, particularly in response to changes in government policy,
•	defaults by borrowers and/or guarantors of our investments,
•	fluctuations in property capitalization rates and values of commercial real estate,
•	uncertainty around government policy, and the impact of regulatory changes, the full impact of which is unknown at this time,

•	defaults by third-party servicers,
•	actual or expected changes in the rate of prepayments on our investments, particularly those that we own at a premium to their principal balance,
•	other general competitive factors,
•	our ability to maintain our qualification as a REIT for federal income tax purposes,
•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended,
•	the impact of Section 404 of the Sarbanes-Oxley Act of 2002,
•	changes in government regulations affecting our business; and
•	the impact of new accounting pronouncements or changes in current accounting estimates and assumptions on our financial results.

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

We are including this cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or on our behalf.  Any forward-looking statements should be considered in context with the various disclosures made by us about our businesses in our public filings with the SEC, including without limitation the risk factors described above and those more specifically described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

We seek to manage risks related to our investment strategy, including prepayment, reinvestment, market value, liquidity, credit and interest rate risks.  We do not seek to avoid risk completely, but rather, we attempt to manage these risks while earning an acceptable risk-adjusted return for our shareholders.  Below is a discussion of the current risks in our business model and investment strategy.

Prepayment and Reinvestment Risk

We are subject to prepayment risk from premiums paid on our investments and for discounts accepted on the issuance of securitization financing.  In general, purchase premiums on our investments and discounts on securitization financing are amortized as a reduction in interest income or an increase in interest expense using the effective yield method under GAAP, adjusted for the actual and anticipated prepayment activity of the investment and/or securitization financing.  An increase in the rate of prepayment will typically accelerate the amortization of purchase premiums or issuance discounts, thereby reducing the yield/interest income earned on such assets or increasing the cost of such financing.

We are also subject to reinvestment risk as a result of the prepayment, repayment or sale of our investments.  In the current economic climate, yields on assets in which we invest now are generally lower than yields on existing assets that we may sell or which may be repaid, due to lower overall interest rates and more competition for these assets as investment assets have repaid or been sold.  In addition, yields in general on Agency MBS in which we invest are near historic lows.  As a result, our interest income may decline in the future, resulting in lower earnings per share.  In order to maintain our investment portfolio size and our earnings, we need to reinvest our capital into new interest-earning assets.  If we are unable to find suitable reinvestment opportunities, interest income on our investment portfolio and investment cash flows could be negatively impacted.

Market Value Risk

Market value risk generally represents the risk of loss from the change in the value of a financial instrument due to fluctuations in interest rates and changes in the perceived risk in owning such financial instrument.  Market risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of our market risk management includes all market risk sensitive financial instruments.  Certain of our investments are classified as available for sale and as such they are reflected at fair value in our financial statements.  Certain of our investments are carried at historical cost in accordance with GAAP.  Regardless of whether an investment is carried at fair value in our financial statements, we will monitor the change in market value on any investment.  In particular, we will monitor changes in the value of investments which collateralize a repurchase agreement for liquidity management and other purposes.  We attempt to manage this risk by managing our exposure to factors that can impact the market value of our investments such as changes in interest rates.  We may also enter into derivative transactions, which would tend to increase in value when our investment portfolio decreases in value.  At June 30, 2009, we had not entered into any such derivative transactions.  See the analysis in “Tabular Presentation” below, which presents the estimated change in our portfolio given changes in market interest rates.

Liquidity Risk

We have liquidity risk principally from the use of recourse repurchase agreements to finance our ownership of MBS.  Repurchase agreement financing is uncommitted short-term financing which finances a longer-term asset and thus there is a mismatch between the maturity of the asset and of the associated financing.  Repurchase agreements are recourse to both the assets pledged and to us.  Generally such agreements will have an original term to maturity of between 30 and 90 days and carry a rate of interest based on a spread to an index such as LIBOR.  Our repurchase agreements are renewable at the discretion of our lenders and, as such do not contain guaranteed roll-over terms.  If we fail to repay the lender at maturity, the lender has the right to immediately sell the collateral and pursue us for any shortfall if the sales proceeds are inadequate to cover the repurchase agreement financing.  At the inception of the repurchase agreement, we post margin to the lender (i.e., collateral deposits in excess of the repurchase agreement financing) in order to support the amount of the financing and to give the lender a cushion against fluctuations in the value of the collateral pledged.  The repurchase agreement lender can request that we post additional margin (or “margin calls”) in the event of a decline in value of the collateral pledged.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  If we fail to meet this margin call, the lender has the right to terminate the repurchase agreement and immediately sell the collateral.  If the proceeds from the sale of the collateral are insufficient to repay the entire amount of the repurchase agreement outstanding, we would be required to repay any shortfall. All of our repurchase agreements provide that the lender is responsible for obtaining collateral valuations, but such collateral valuations be from a generally recognized source agreed to by both us and the lender, or the most recent closing quotation of such source.  Given the uncommitted nature of repurchase agreement financing and the varying collateral requirements with regard to collateral quality and amount, we cannot assume that we will always be able to roll over our repurchase agreements as they mature.

In order to attempt to mitigate liquidity risk, we typically pledge only Agency MBS and ‘AAA’-rated non-Agency securities to secure our outstanding repurchase agreements.  Agency MBS generally are considered a highly liquid security and are generally less susceptible to extreme shifts in market value.  We attempt to maintain an appropriate amount of cash and unpledged investments in order to meet margin calls on our repurchase agreements and to fund our on-going operations.  See also “Liquidity and Capital Resources” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Credit Risk

Credit risk is the risk that we will not receive all contractual amounts due on investments that we have purchased or funded as a result of a default by the borrower or guarantor and the resulting deficiency in proceeds from the liquidation of the collateral securing the obligation.  All of our investments have credit risk in varying degrees.

Some of our investments including Agency MBS and certain securitized mortgage loans include guaranty of payment from third parties.  For example, our Agency MBS have credit risk to the extent that Fannie Mae or Freddie Mac fail to remit payments on these MBS for which they have issued a guaranty of payment.  In addition, certain of our securitized mortgage loans have “pool” guarantees by which certain parties provide guarantees of repayment on pools of loans up to a limited amount.

The following table presents information at June 30, 2009 with respect to our investments and the amounts guaranteed, if applicable.

Investment (amounts in thousands)	Amortized Cost Basis	Amount of Guaranty	Guarantor	Average Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$531,546	$510,372	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	64,093	6,935	American International Group (“AIG”) (2)	A3
Single-family	21,713	21,244	PMI/GEMICO “Pool” Insurance	Ba3/Baa2
Defeased commercial loans	11,900	11,866	Fully secured with cash

Without Guaranty of Payment
Securitized mortgage loans:
Commercial	93,550	–
Single-family	45,879	–
Investment in joint venture	6,109	–
Other investments	8,393	–

	783,183	550,417
Allowance for loan losses	(4,016)	–

Total investments	$779,167	$550,447

(1)	Reflects lowest rating of the three nationally-recognized ratings agencies for the senior unsecured debt of the guarantor.
(2)	AIG, through its subsidiary AIG Retirement Services, Inc., will reimburse us for any loss on these loans as a pool up to the amount indicated.

Aside from guaranty of payment, we have also attempted to minimize our credit risk through the prudent underwriting of loans at their origination, the origination of low-income housing tax credit loans, the seasoning of the loans and the close monitoring of the performance of the servicer of the loan.  Where we have retained credit risk, we provide an allowance for loan loss.

For our securitized mortgage loans, we have limited our credit risk through the securitization process and the issuance of securitization financing.  The securitization process limits our credit risk from an economic point of view as the securitization financing is recourse only to the assets pledged.  Therefore, our risk is limited to the difference between the amount of securitized mortgage loans pledged and the amount of securitization financing outstanding.  This difference is referred to as “overcollateralization.”  For further information see “Supplemental Discussion of Investments” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table presents information with respect to securitized mortgage loans at June 30, 2009.

Investment (amounts in thousands)	Amortized Cost Basis of Loans	Average Seasoning (in years)	Current Loan-to-Value based on Original Appraised Value	Amortized Cost Basis of Delinquent Loans(1)		Delinquency %
Commercial mortgage loans	$165,883	13	49%	$9,409		5.51%
Single-family mortgage loans	67,331	15	52%	5,626	(2)	8.14%

(1)	Loans contractually delinquent by 30 or more days. A commercial mortgage loan with an unpaid principal balance of $2,508 paid-off after June 30, 2009.
(2)
Of the $5,626 of delinquent single-family loans, approximately $1,740 are pool insured and, of the remaining $3,886, $1,445 of the loans made at least one payment within the 90 days prior to June 30, 2009.  No delinquent commercial loans have a guarantee of payment.

Loans secured by low-income multifamily housing tax credit (“LIHTC”) properties account for 86% of our securitized commercial loan portfolio.  LIHTC properties are properties eligible for tax credits under Section 42 of the Internal Revenue Code (the “Code”).  Section 42 of the Code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low-income families for as much as 90% of the eligible cost basis of the property.  Failure by the borrower to comply with certain income and rental restrictions required by Section 42 or, more importantly, a default on a loan financing a Section 42 property during the Section 42 prescribed tax compliance period (generally 15 years from the date the property is placed in service) can result in the recapture of previously used tax credits from the borrower.  The potential cost of tax credit recapture provides an incentive to the property owner to support the property during the compliance period.  The following table shows the weighted average remaining compliance period of our portfolio of LIHTC commercial loans at June 30, 2009 as a percent of the total LIHTC commercial loan portfolio.

Months remaining to end of compliance period	As a Percent of Unpaid Principal Balance
Compliance period already exceeded	33.7%
Up to one year remaining	16.1
Between one and three years remaining	50.2
Between four and six years remaining	–
Total	100.0%

There were five delinquent LIHTC commercial mortgage loans with a total unpaid principal balance of $9.4 million at June 30, 2009.  Of the five loans, two loans with an unpaid principal balance of $5.2 million were past their compliance period, and three loans with unpaid principal balances of $2.5 million, $0.7 million and $1.0 million have compliance periods that will expire in 2 months, 18 months and 18 months, respectively.  There were two delinquent LIHTC commercial mortgage loans at December 31, 2008.

Interest Rate Risk

Our investments on a leveraged basis subject us to interest rate risk.  This risk arises from the difference in the timing of resets of interest rates on our investments versus the associated borrowings or differences in the indices on which the investments reset versus the borrowings.  At any given time, our investments may consist of Hybrid Agency ARMs which have a fixed-rate of interest for an initial period, Agency ARMs or adjustable-rate mortgage loans which generally have interest rates which reset annually based on a spread to an index such as LIBOR, and which are subject to interim and lifetime interest rate caps, and fixed-rate mortgage loans.  Of our Agency ARMs and adjustable-rate loans, approximately 9% of these loans reset based upon the level of six month LIBOR, 81% reset based on the level of one-year LIBOR and 10% reset based on the level of one-year CMT.  The interest rate caps could limit the amount that the interest rate may reset.  Generally the borrowings used to finance these assets will have interest rates resetting every 30-to-90 days and they will not have periodic or lifetime interest rate caps.  Periodic caps range from 1-2% annually, and lifetime caps are generally 5%.  In addition, certain of our securitized mortgage loans have a fixed-rate of interest and are financed with borrowings with interest rates that adjust monthly.  During a period of rising short-term interest rates, the rates on our borrowings will reset higher on a more frequent basis than the interest rates on our investments, decreasing our net interest income earned and the corresponding cash flow on our investments.  Conversely, net interest income may increase following a fall in short-term interest rates.  This increase may be temporary as the yields on the adjustable-rate loans adjust to the new market conditions after a lag period.  The net interest income may also be increased or decreased by the proceeds or costs of interest rate swap, cap or floor agreements, to the extent that we have entered into such agreements.

At June 30, 2009, the interest rates on our Agency MBS and securitized mortgage loans investments and the associated borrowings, if any, on these investments will prospectively reset based on the following time frames (not considering the impact of prepayments):

	Investments		Borrowings
(amounts in thousands)	Amounts (1)	Percent	Amounts	Percent
Fixed-Rate Investments/Obligations	$178,717	23.2%	$136,793	21.5%

Adjustable-Rate Investments/Obligations:
Less than 3 months	16,708	2.2	498,704	78.5
Greater than 3 months and less than 1 year	210,730	27.3	–	–
Greater than 1 year and less than 2 years	111,310	14.5	–	–
Greater than 2 years and less than 3 years	168,119	21.8	–	–
Greater than 3 years and less than 5 years	84,677	11.0	–	–
Total	$770,261	100.0%	$635,497	100.0%

(1)	The investment amount represents the fair value of the related securities and amortized cost basis of the related loans, excluding any related allowance for loan losses.

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

Adjustable rate mortgage loans collateralize our Hybrid Agency and Agency ARM MBS portfolio.  As discussed earlier, the interest rates on the adjustable rate mortgage loans are typically fixed for a predetermined period and then reset generally annually to an increment over a specified interest rate index.  The following tables present information about the lifetime and interim interest rate caps on our Hybrid Agency and Agency ARM MBS portfolio as of June 30, 2009:

Lifetime Interest Rate Caps on ARM MBS		Interim Interest Rate Caps on ARM MBS
	% of Total		% of Total
9.0% to 10.0%	26.95%	1.0%	2.61%
10.1% to 11.0%	55.77%	2.0%	27.98%
11.1% to 12.0%	17.28%	5.0%	69.41%
	100.00%		100.00%

Interest rate caps impact a security’s yield and its ability to reset to market interest rates.

In an effort to mitigate the interest-rate risk associated with the mismatch in the timing of the interest rate resets in our investments versus our borrowings, we may enter into derivative transactions in the form of forward purchase commitments and interest rate swaps, which are intended to serve as hedges against future interest rate increases on our repurchase agreements, which rates are typically LIBOR based.  In a rising rate environment, swaps generally result in interest savings, while in a declining interest rate environment, swaps would generally result in our paying the stated fixed-rate on the notional amount for each of the swap transactions, which could be higher than the market rate.

We take into account both anticipated coupon resets and expected prepayments when measuring the sensitivity of our Agency MBS investments to changes in interest rates.  In measuring our repricing gap (i.e., the weighted average time period until our Agency MBS are expected to prepay or reprice, less the weighted average time period for repurchase agreement liabilities to reprice (or “Repricing Gap”)), we measure the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on the Agency MBS investments; and (b) the months remaining until our repurchase agreements mature, applying the same projected prepayment rate and including the impact of derivative transactions, if any.  A CPR, or constant prepayment rate, is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.

The following table presents information at June 30, 2009 about our Repricing Gap based on contractual maturities (i.e., 0% CPR), and applying a 15% CPR, 25% CPR and 35% CPR.

CPR	Estimated Months to Asset Reset or Expected Prepayment	Estimated Months to Liabilities Reset	Repricing Gap in Months
0% (1)	25 months	1 month	24 months
15%	21 months	1 month	20 months
25%	18 months	1 month	17 months
35%	16 months	1 month	15 months

(1)	Reflects contractual maturities, which do not consider any prepayments.

TABULAR PRESENTATION

We monitor the aggregate cash flow, projected net interest income and estimated market value of our investment portfolio under various interest rate and prepayment assumptions.  While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

The information presented in the table below projects the impact of sudden changes in interest rates on our annual projected net interest income and projected portfolio value, as more fully discussed below, based on our investments at June 30, 2009, and includes all of our interest rate-sensitive assets and liabilities.  We had no hedges at June 30, 2009.

Changes in projected net interest income equals the change that would occur in estimated net interest income for the next twenty-four months relative to the 0% change scenario if interest rates were to instantaneously shift, in parallel, to and remain at the stated level for the next twenty-four months.

Changes in projected market value equals the change in value of our assets that we carry at fair value rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements, in the event of an interest rate shift as described above.

The analysis below is heavily dependent upon the assumptions used in the model.  The effect of changes in future interest rates beyond the forward LIBOR curve, the shape of the yield curve or the mix of our assets and liabilities may cause actual results to differ significantly from the modeled results.  In addition, certain investments which we own provide a degree of “optionality.” The most significant option affecting the portfolio is the borrowers’ option to prepay the loans.  The model applies prepayment rate assumptions representing management’s estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio.  For Agency MBS, prepayment rates are adjusted based on modeled and management estimates for each of the rate scenarios set forth below.  For all the other investments, the model applies the same prepayment rate assumptions for all five cases indicated below.  The extent to which borrowers exercise their options to prepay may cause actual results to significantly differ from the modeled results.  Furthermore, the projected results assume no additions or subtractions to our portfolio, and no change to our liability structure.  Historically, there have been significant changes in our investment portfolio and the liabilities incurred by us in response to interest rate movement, as such changes are a tool by which we can mitigate interest rate risk in response to changed conditions.  As a result of anticipated prepayments on assets in the investment portfolio, there are likely to be such changes in the future.

The table below represents immediate changes, or “shocks,” to the interest rate environment as it existed as of June 30, 2009.  At that date, one-month LIBOR was 0.31% and six-month LIBOR was 1.11%.  Modeled LIBOR rates used to determine the Base Case ranged from a low of 0.28% to a high of 4.27% during the modeled period.

Basis Point Change in Interest Rates	Percentage change in projected net interest income	Percentage change in projected market value

+200	(24.15)%	(10.90)%
+100	(9.51)%	(4.84)%
0	–	–
-100	(0.57)%	3.03%
-200	(15.53)%	4.11%

Item 4.                      Controls and Procedures

Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report.  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                      Legal Proceedings

As discussed in Note 13 of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements and in our Annual Report on Form 10-K for the year ended December 31, 2008, we and certain of our subsidiaries are defendants in litigation. The following discussion is the current status of the litigation.

As noted in prior filings, one of our subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the "Court of Common Pleas").  Class action status has been certified in this matter, but a motion to reconsider is pending.  In June 2009, the Court of Common Pleas held a hearing on the status of the legal claims of the Plaintiff primarily as a result of an opinion issued in August 2008 by the Pennsylvania Supreme Court in unrelated litigation but which addressed many of the claims in this matter and which opinion was favorable to GLS relative to claims being made by the plaintiffs.  As a result of that hearing, the Court of Common Pleas invited GLS to file a motion for summary judgment and scheduled argument on such motion for November, 2009.  The plaintiffs have not enumerated their damages in this matter, and we believe that the ultimate outcome of this litigation will not have a material impact on our financial condition, but may have a material impact on its reported results for a given year or period.

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

Dynex Capital, Inc. and MERIT Securities Corporation, a subsidiary (“MERIT”), are defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund (“Teamsters”), as previously discussed in prior filings.  There has been no material change in this litigation since the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.

Although no assurance can be given with respect to the ultimate outcome of these matters, the Company believes the resolution of these matters will not have a material effect on its financial condition but could materially affect its reported results for a given year or period.

Item 1A.                   Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.  The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Annual Report on Form 10-K  or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                      Defaults Upon Senior Securities

None

Item 4.                      Submission of Matters to a Vote of Security Holders

On May 13, 2009, the Company’s Annual Meeting of Shareholders was held to elect the members of the board of directors, approve the Dynex Capital, Inc. 2009 Stock and Incentive Plan, and ratify the appointment of the Company’s independent certified public accounting firm.  The following table summarizes the results of those votes.

Director	For	Withheld

Common Share Votes
Thomas B. Akin	10,751,755	179,851
Daniel K. Osborne	10,750,840	180,766
James C. Wheat, III\	10,751,783	179,823

Preferred Share Votes
Leon A. Felman	4,049,537	63,627
Barry Igdaloff	4,047,528	65,636

The proposal to approve the 2009 Stock and Incentive Plan was approved by shareholders with 3,076,811 votes “For,” 1,294,678 votes “Against,” 23,390 shares “Abstained” and 6,536,727 “Broker Non-Votes.”

The proposal to ratify the appointment of BDO Seidman LLP as our independent certified public accounting firm for the fiscal year ending December 31, 2009 was approved by shareholders with 10,765,641 votes “For,” 140,355 votes “Against” and 25,610 shares “Abstained.”

Item 5.                      Other Information

None

Item 6.                      Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective July 9, 2008 (incorporated herein by reference to Exhibit 3.1 to Dynex’s Current Report on Form 8-K filed July 11, 2008).
3.2	Amended and Restated Bylaws, effective March 26, 2008 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed April 1, 2008).
10.11	Dynex Capital, Inc. 2009 Stock and Incentive Plan, effective as of May 13, 2009 (incorporated herein by reference to Appendix A to Dynex’s Proxy Statement filed April 3, 2009).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date: August 10, 2009	/s/ Thomas B. Akin
Thomas B. Akin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2009	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)