Form 10-Q
period 2009-09-30
DYNEX CAPITAL INC
filed 2009-11-09
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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
Yes           ☐           No           ☑

On October 31, 2009, the registrant had 13,572,012 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

i

PART I.  FINANCIAL INFORMATION

Item 1.                      Financial Statements

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS
(amounts in thousands except share and per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Agency MBS (including pledged Agency MBS of $552,970 and $300,277 at September 30, 2009 and December 31, 2008, respectively)	$600,927	$311,576
Securitized mortgage loans, net	225,731	243,827
Investment in joint venture	8,174	5,655
Other investments, net	8,439	12,735
	843,271	573,793

Cash and cash equivalents	21,749	24,335
Restricted cash	–	2,974
Other assets	7,526	6,089
	$872,546	$607,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$545,761	$274,217
Securitization financing	148,184	178,165
Obligation under payment agreement	9,095	8,534
Other liabilities	5,745	5,866
	708,785	466,782

Commitments and Contingencies (Note 13)

Shareholders’ equity:
Preferred stock, par value $0.01 per share: 50,000,000 shares authorized, 9.5% Cumulative Convertible Series D; 4,221,539 shares issued and outstanding ($43,218 aggregate liquidation preference)	41,749	41,749
Common stock, par value $0.01 per share, 100,000,000 shares authorized, 13,572,012 and 12,169,762 shares issued and outstanding, respectively	136	122
Additional paid-in capital	376,659	366,817
Accumulated other comprehensive income (loss)	7,999	(3,949)
Accumulated deficit	(262,782)	(264,330)
	163,761	140,409
	$872,546	$607,191

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS (UNAUDITED)
(amounts in thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Investments	$9,448	$7,719	$28,735	$20,375
Cash and cash equivalents	4	158	13	659
	9,452	7,877	28,748	21,034
Interest expense	(2,855)	(5,090)	(11,226)	(13,325)
Net interest income	6,597	2,787	17,522	7,709
Provision for loan losses	(248)	(449)	(566)	(796)

Net interest income after provision for loan losses	6,349	2,338	16,956	6,913

Equity in income (loss) of joint venture	1,620	(3,462)	1,476	(5,153)
Gain on sale of investments, net	–	331	220	2,381
Fair value adjustments, net	(457)	1,461	(319)	5,519
Other income	29	3,862	193	6,954
General and administrative expenses:
Compensation and benefits	(824)	(609)	(2,776)	(1,693)
Other general and administrative expenses	(715)	(876)	(2,245)	(2,261)

Net income	6,002	3,045	13,505	12,660
Preferred stock dividends	(1,003)	(1,003)	(3,008)	(3,008)

Net income to common shareholders	$4,999	$2,042	$10,497	$9,652

Weighted average common shares:
Basic	13,552	12,170	12,908	12,165
Diluted	17,776	12,173	17,131	16,393
Net income per common share:
Basic	$0.37	$0.17	$0.81	$0.79
Diluted	$0.34	$0.17	$0.79	$0.77

Dividends declared per common share	$0.23	$0.23	$0.69	$0.48

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended September 30, 2009 and September 30, 2008
(amounts in thousands)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2008	$41,749	$122	$366,817	$(3,949)	$(264,330)	$140,409
Net income	–	–	–	–	13,505	13,505
Other comprehensive income:
Change in market value of securities and other investments	–	–	–	11,461	–	11,461
Reclassification adjustment for joint venture’s other-than-temporary impairment	–	–	–	707	–	707
Reclassification adjustment for gain on sale of investments, net included in net income	–	–	–	(220)	–	(220)
Total comprehensive income						25,453
Dividends on common stock	–	–	–	–	(8,949)	(8,949)
Dividends on preferred stock	–	–	–	–	(3,008)	(3,008)
Common stock issuance	–	14	9,759	–	–	9,773
Vesting of restricted stock	–	–	83	–	–	83
Balance at September 30, 2009	$41,749	$136	$376,659	$7,999	$(262,782)	$163,761

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance at December 31, 2007	$41,749	$121	$366,716	$1,093	$(267,743)	$141,936
Cumulative effect of adoption of SFAS 159	–	–	–	–	943	943
Net income	–	–	–	–	12,660	12,660
Other comprehensive income:
Change in market value of securities and other investments	–	–	–	(4,753)	–	(4,753)
Reclassification adjustment for gain on sale of investments, net included in net income	–	–	–	(2,381)	–	(2,381)
Total comprehensive income						5,526
Dividends on common stock	–	–	–	–	(5,841)	(5,841)
Dividends on preferred stock	–	–	–	–	(3,008)	(3,008)
Stock option issuance	–	–	13	–	–	13
Grant and vesting of restricted stock	–	1	64	–	–	65
Balance at September 30, 2008	$41,749	$122	$366,793	$(6,041)	$(262,989)	$139,634

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Net income	$13,505	$12,660
Adjustments to reconcile net income to cash provided by operating activities:
Equity in (income) loss of joint venture	(1,476)	5,153
Provision for loan losses	566	796
Gain on sale of investments, net	(220)	(2,381)
Fair value adjustments, net	319	(5,519)
Amortization and depreciation	1,812	(1,694)
Stock based compensation expense (benefit)	426	(263)
Net change in other assets and other liabilities	(2,645)	(4,134)
Net cash provided by operating activities	12,287	4,618

Investing activities:
Principal payments received on securitized mortgage loans	17,332	28,008
Purchases of Agency MBS	(364,575)	(343,941)
Purchases of other investments	–	(9,988)
Payments received on Agency MBS and other investments	86,448	21,171
Proceeds from sales of other investments	3,699	19,188
Proceeds from sales of Agency MBS	–	29,744
Other	(1,796)	(2,882)
Net cash used by investing activities	(258,892)	(258,700)

Financing activities:
Net borrowings under repurchase agreements	271,544	261,207
Principal payments on securitization financing	(13,256)	(17,217)
Decrease in restricted cash	2,974	–
Redemption of securitization financing	(15,493)	–
Proceeds from issuance of common stock	9,884	–
Dividends paid	(11,634)	(8,849)
Net cash provided by financing activities	244,019	235,141

Net decrease in cash and cash equivalents	(2,586)	(18,941)
Cash and cash equivalents at beginning of period	24,335	35,352
Cash and cash equivalents at end of period	$21,749	$16,411

Supplemental disclosure of non-cash financing activities:
Dividends declared and unpaid	$4,125	$3,802

See notes to unaudited condensed consolidated financial statements.

DYNEX CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009
(amounts in thousands except share and per share data)

NOTE 1 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The unaudited condensed consolidated financial statements include the accounts of Dynex Capital, Inc. and its qualified real estate investment trust ("REIT") subsidiaries and its taxable REIT subsidiary (together, “Dynex” or the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the condensed consolidated financial statements, have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2009.  Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with GAAP have been omitted.  The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC.

Consolidation of Subsidiaries

The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others, and variable interest entities in which it is determined to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810.  The Company follows the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity.

Use of Estimates

The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from those estimates.  The most significant estimates used by management include but are not limited to allowance for loan losses, fair value measurements, other-than-temporary impairments, commitments and contingencies, and amortization of yield adjustments.

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

Agency MBS.  Agency MBS are MBS issued or guaranteed by a federally chartered corporation, such as Federal National Mortgage Corporation, or Fannie Mae, or Federal Home Loan Mortgage Corporation, or Freddie Mac, or an agency of the U.S. government, such as Government National Mortgage Association, or Ginnie Mae.  The Company’s Agency MBS are comprised primarily of Hybrid Agency ARMs and Agency ARMs and, to a lesser extent, fixed-rate Agency MBS.  Hybrid Agency ARMs are MBS collateralized by hybrid adjustable rate mortgage loans.  Hybrid adjustable rate mortgage loans have a fixed-rate of interest for a specified period of typically three to ten years which then reset their interest rates at least annually to an increment over a specified interest rate index as further discussed below.  Agency ARMs are MBS collateralized by adjustable rate mortgage loans, with interest rates that will adjust within twelve months to an increment over a specified interest rate index.  Agency ARMs include Hybrid Agency ARMs that are past their fixed-rate periods or are within twelve months of their initial reset.

Interest rates on the adjustable rate mortgage loans collateralizing the Hybrid Agency ARMs or Agency ARMs are based on specific index rates, such as the one-year constant maturity treasury, or CMT rate, the London Interbank Offered Rate, or LIBOR, the Federal Reserve U.S. 12-month cumulative average one-year CMT, or MTA, or the 11th District Cost of Funds Index, or COFI.  These mortgage loans will typically have interim and lifetime caps on interest rate adjustments, or interest rate caps, limiting the amount that the rates on these mortgage loans may reset in any given period.  Substantially all of the Company’s Agency MBS are pledged as collateral against repurchase agreements.  The Company’s Agency MBS are classified as available-for-sale and are reported at fair value.

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

Allowance for Loan Losses.  An allowance for loan losses has been estimated and established for currently existing and probable losses for mortgage loans that are considered impaired.  Provisions made to increase the allowance are charged as a current period expense.  Commercial mortgage loans are secured by income-producing real estate and are evaluated individually for impairment when the debt service coverage ratio on the mortgage loan is less than 1:1 or when the mortgage loan is delinquent.  An allowance may be established for a particular impaired commercial mortgage loan.  Commercial mortgage loans not evaluated for individual impairment or not deemed impaired are evaluated for a general allowance.  Certain of the commercial mortgage loans are covered by mortgage loan guarantees that limit the Company’s exposure on these mortgage loans.  Single family mortgage loans are considered homogeneous and according are evaluated on a pool basis for a general allowance.

The Company considers various factors in determining its specific and general allowance requirements.  Such factors considered include whether a loan is delinquent, the Company’s historical experience with similar types of loans, historical cure rates of delinquent loans, and historical and anticipated loss severity of the mortgage loans as they are liquidated.  The factors may differ by mortgage loan type (e.g., single-family versus commercial) and collateral type (e.g., multifamily versus office property).  The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses, using the above factors, as well as industry loss experience.

In reviewing both general and specific allowance requirements for commercial mortgage loans, for loans secured by low-income housing tax credit (“LIHTC”) properties, the Company considers the remaining life of the tax compliance period in its analysis.  Because defaults on mortgage loan financings for these properties can result in the recapture of previously received tax credits for the borrower, the potential cost of this recapture provides an incentive to support the property during the compliance period, which has historically decreased the likelihood of defaults.

Investment in Joint Venture.  The Company accounts for its investment in joint venture using the equity method as it does not exercise control over significant asset decisions such as buying, selling or financing nor is it the primary beneficiary under ASC 810.  Under the equity method, the Company increases its investment for its proportionate share of net income and contributions to the joint venture and decreases its investment balance by recording its proportionate share of net loss and distributions.

The Company periodically reviews its investment in joint venture for other-than-temporary declines in market value.  Any decline that is not expected to be recovered in the next twelve months is considered other-than-temporary, and an impairment charge is recorded as a reduction to the carrying value of the investment.

Other Investments.  Other investments may include non-Agency MBS and equity securities, and unsecuritized single-family and commercial mortgage loans.  The unsecuritized mortgage loans are carried at amortized cost.  Non-Agency MBS and equity securities are considered available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported as accumulated other comprehensive income.

Repurchase Agreements

The Company uses repurchase agreements to finance certain of its investments.  Under these repurchase agreements, the Company sells the securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price.  The difference between the sales price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing in accordance with the provision of ASC 860, “Transfers and Servicing”, under which the Company pledges its securities as collateral to secure a loan, which is equal in value to a specified percentage of the estimated fair value of the pledged collateral.  The Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate.  A repurchase agreement lender may require the Company to pledge additional collateral in the event the estimated fair value of the existing pledged collateral declines.  Repurchase agreement financing is recourse to the Company and the assets pledged.  All of the Company’s repurchase agreements are based on the September 1996 version of the Bond Market Association Master Repurchase Agreement, which provides that the lender is responsible for obtaining collateral valuations from a generally recognized source agreed to by both the Company and the lender, or the most recent closing quotation of such source.

Interest Income

 Interest income is recognized when earned according to the terms of the underlying investment and when, in the opinion of management, it is collectible.  The accrual of interest is discontinued when, in the opinion of management, the interest is not collectible in the normal course of business, when the mortgage loan is significantly past due, or when the primary servicer of the mortgage loan fails to advance the interest and/or principal due on the mortgage loan.  For securities and other investments, the accrual of interest is discontinued when, in the opinion of management, it is probable that all amounts contractually due will not be collected.  Mortgage loans are considered past due when the borrower fails to make a timely payment in accordance with the underlying loan agreement, inclusive of all applicable cure periods.  All interest accrued but not collected for investments that are placed on non-accrual status or are charged-off is reversed against interest income.  Interest on these investments is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status.  Investments are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Amortization of Premiums/Discounts on Agency MBS

Premiums and discounts on investments and obligations are amortized into interest income or expense, respectively, over the life of the related investment or obligation using the effective yield method in accordance with ACS 310-10, Receivables – Overall – Discounts and Premiums.

Other-than-Temporary Impairments

The Company evaluates all securities in its investment portfolio for other-than-temporary impairments.  A security is generally defined to be impaired if the carrying value of such security exceeds its estimated fair value.  Under the provisions of ASC 320, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected is less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis.  The charge to earnings is limited to the amount of credit loss if the investor does not intend, and it is more-likely-than-not that it will not be required, to sell the security before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.  In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.  Securities normally are not placed on non-accrual status if the servicer continues to advance on the impaired mortgage loans in the security.

Recently Issued Accounting Standards

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“ASC”) as the sole source of authoritative generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its unaudited condensed consolidated financial statements issued for the period ended September 30, 2009.  The Company adopted the requirements of ASC 105 in the third quarter of 2009.  This adoption did not have a material impact on the Company’s consolidated financial position or results of operations, as it does not alter existing GAAP.

In April 2009, the FASB updated ASC 825, Financial Instruments, to require a public entity to provide disclosures about fair value of financial instruments in interim financial information.  The Company began including these required disclosures in its notes to unaudited condensed consolidated financial statements during the first quarter of 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events which is codified in FASB ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted ASC 855 in the second quarter of 2009.  The adoption of ASC 855 did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”), which amends the derecognition guidance in SFAS No. 140,  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,  eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets.  SFAS No. 166 has not yet been codified and, in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC.  SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited.  Management is currently evaluating the impact adoption of SFAS No. 166 will have on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation (“ASC 810”) and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in

SFAS No.166.  SFAS No. 167 has not yet been codified and, in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC.  SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited.  Management is currently evaluating the impact adoption of SFAS No. 167 will have on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 Fair Value Measurements and Disclosures (ASC 820): Measuring Liabilities at Fair Value (“ASU 2009-05”) which provides guidance on measuring the fair value of liabilities under FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2009-05 clarifies that the unadjusted quoted price for an identical liability, when traded as an asset in an active market is a Level 1 measurement for the liability and provides guidance on the valuation techniques to estimate fair value of a liability in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. The adoption of ASU 2009-05 did not have a material effect on the Company’s consolidated financial statements.

FASB Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (ASC 820)—Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) amends ASC 820-10, Fair Value Measurements and Disclosures—Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent).  This Update also requires new disclosures, by major category of investments, about the attributes of investments within the scope of this amendment to the ASC.  The guidance in this Update is effective for interim and annual periods ending after December 15, 2009.  Management is currently evaluating the impact this Update will have on the Company’s consolidated financial statements.

NOTE 2 – NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted basis.  Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock using the two-class method, and stock options using the treasury stock method, but only if these items are dilutive.  Each share of Series D preferred stock is convertible into one share of common stock.  The following tables reconcile the numerator and denominator for both basic and diluted net income per common share for the three and nine months ended September 30, 2009 and September 30, 2008.

	Three Months Ended September 30,
	2009		2008
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$6,002		$3,045
Preferred stock dividends	(1,003)		(1,003)
Net income to common shareholders	4,999	13,551,994	2,042	12,169,762
Effect of dilutive items	1,003	4,224,346	–	2,761
Diluted	$6,002	17,776,340	$2,042	12,172,523

Net income per common share:
Basic		$0.37		$0.17
Diluted		$0.34		$0.17

Reconciliation of shares included in calculation of net income per common share due to dilutive effect:
Net effect of dilutive:
Convertible preferred stock	$1,003	4,221,539	$–	–
Stock options	–	2,807	–	2,761
	$1,003	4,224,346	$–	2,761

	Nine Months Ended September 30,
	2009		2008
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$13,505		$12,660
Preferred stock dividends	(3,008)		(3,008)
Net income to common shareholders	10,497	12,908,243	9,652	12,165,483
Effect of dilutive items	3,008	4,222,306	3,008	4,227,296
Diluted	$13,505	17,130,549	$12,660	16,392,779

Net income common per share:
Basic		$0.81		$0.79
Diluted		$0.79		$0.77

Reconciliation of shares included in calculation of net income per common share due to dilutive effect:
Net effect of dilutive:
Convertible preferred stock	$3,008	4,221,539	$3,008	4,221,539
Stock options	–	767	–	5,757
	$3,008	4,222,306	$3,008	4,227,296

The following securities were excluded from the calculation of diluted net income per common share, as their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Shares issuable under stock option awards	70,000	85,000	70,000	50,000
Convertible preferred stock	–	4,221,539	–	–

NOTE 3 – AGENCY MORTGAGE-BACKED SECURITIES

The following table presents the components of the Company’s investment in Agency MBS at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Principal/par value	$576,573	$307,548
Purchase premiums	12,993	3,585
Purchase discounts	(46)	(59)
Amortized cost	589,520	311,074
Gross unrealized gains	11,531	1,355
Gross unrealized losses	(124)	(853)
Fair value	$600,927	$311,576

Weighted average coupon	4.90%	5.06%
Weighted average months to reset	20	21

Principal/par value includes principal payments receivable on Agency MBS of $2,789 and $956 as of September 30, 2009 and December 31, 2008, respectively.  As of September 30, 2009, the Company did not have any securities pending settlement.  The Company’s investment in Agency MBS, including principal receivable on the securities, is comprised of $324,640 of Hybrid Agency ARMs, $276,148 of Agency ARMs, and $139 of fixed-rate Agency MBS. The Company received principal payments of $85,675 on its portfolio of Agency MBS and purchased approximately $364,575 of Agency MBS during the nine-month period ended September 30, 2009.  The purchases were financed using approximately $334.0 million in repurchase agreements and $30.6 million in equity capital.

NOTE 4 – SECURITIZED MORTGAGE LOANS, NET

The following table summarizes the components of securitized mortgage loans at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Securitized mortgage loans:
Commercial mortgage loans	$151,001	$164,032
Single-family mortgage loans	63,887	70,607
	214,888	234,639
Funds held by trustees, including funds held for defeased loans	13,741	11,267
Accrued interest receivable	1,392	1,538
Unamortized discounts and premiums, net	(18)	90
Other	(241)	–
Loans, at amortized cost	229,762	247,534
Allowance for loan losses	(4,031)	(3,707)
	$225,731	$243,827

All of the securitized mortgage loans are encumbered by securitization financing bonds (see Note 9).  The Company identified $16,732 of securitized commercial mortgage loans and $3,958 of securitized single-family mortgage loans as being impaired at September 30, 2009.  For loans that were impaired at September 30, 2009, the Company recognized $285 and $882 of interest income on impaired securitized commercial mortgage loans and $47 and $147 on impaired single-family mortgage loans for the three-month and nine-month periods ended September 30, 2009, respectively.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is included in securitized mortgage loans, net as well as in other investments, net in the accompanying condensed consolidated balance sheets.  The following table summarizes the aggregate activity for the allowance for loan losses for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Allowance at beginning of period	$4,016	$3,066	$3,707	$2,721
Provision for loan losses	248	449	566	796
Charge-offs, net of recoveries	(138)	(3)	(147)	(5)
Allowance at end of period	$4,126	$3,512	$4,126	$3,512

The following table presents the components of the allowance for loan losses at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Securitized commercial mortgage loans	$3,785	$3,527
Securitized single-family mortgage loans	246	180
	4,031	3,707
Other mortgage loans	95	–
	$4,126	$3,707

The following table presents certain information on impaired single-family and commercial mortgage loans at December 31, 2008 and September 30, 2009:

	September 30, 2009		December 31, 2008
	Commercial	Single-family	Commercial	Single-family
Investment in impaired loans	$16,742	$3,958	$17,292	$3,501
Allowance for loan losses	3,785	246	3,527	180
Investment in excess of allowance	$12,957	$3,712	$13,765	$3,321

 NOTE 6 — INVESTMENT IN JOINT VENTURE

The Company, through a wholly-owned subsidiary, holds a 49.875% interest in a joint venture.  The Company accounts for its investment in the joint venture using the equity method, under which it recognizes its proportionate share of the joint venture’s earnings or loss and changes in accumulated other comprehensive income or loss.

The joint venture owns interests in commercial mortgage backed securities (“CMBS”) and an investment in a payment agreement from the Company (see Note 10).  The CMBS are considered available-for-sale and are carried at fair value by the joint venture.  The payment agreement is a financial investment backed by commercial mortgage loans accounted for at fair value.  Under the payment agreement, the Company owes the joint venture any amounts received on certain securitized mortgage loans in excess of payment on the associated securitization financing bonds outstanding.  During the three and nine months ended September 30, 2009, the joint venture received $416 and $1,217 of payments under this payment agreement compared to $403 and $1,207 for the three and nine months ended September 30, 2008, respectively.

The Company recorded equity in the income of the joint venture of $1,620 for the three months ended September 30, 2009 compared to a loss of $3,462 for the three months ended September 30, 2008.  The Company recorded an increase of $445 for its share of the decrease in the accumulated other comprehensive loss of the joint venture for the three months ended September 30, 2009 compared to $637 for the three months ended September 30, 2008.  The Company recorded equity in the income of the joint venture of $1,476, net of $60 amortization expense, and an increase of $1,042 for its share of the decrease in the accumulated other comprehensive loss of the joint venture for the nine months ended September 30, 2009 compared to equity in the loss of the joint venture of $5,153 and an decrease of $3,287 for its share of the increase in the accumulated other comprehensive loss for the nine months ended September 30, 2008.

The following tables present the condensed results of operations for the joint venture for the three and nine months ended September 30, 2009 and September 30, 2008 and the financial condition as of September 30, 2009 and December 31, 2008 of the joint venture.

Condensed Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income	$622	$903	$1,870	$3,392
Fair value adjustment	2,632	(1,584)	2,652	(5,846)
Other-than-temporary impairment	–	(6,073)	(1,417)	(7,277)
Other expense	(6)	(6)	(25)	(59)
Net income (loss)	$3,248	$(6,760)	$3,080	$(9,790)

Condensed Balance Sheets
	September 30, 2009	December 31, 2008
Total assets	$16,410	$11,240
Total liabilities	$21	$21
Total members’ capital	$16,389	$11,219

The other-than-temporary impairment of $1,417 during the nine months ended September 30, 2009 and $7,277 for the nine months ended September 30, 2008 was related to the joint venture’s investment in subordinate CMBS.

NOTE 7 – OTHER INVESTMENTS

The following table summarizes the Company’s other investments at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Non-Agency MBS	$6,612	8.07%	$6,959	8.02%
Equity securities of publicly traded companies	–		3,441
	6,612		10,400
Gross unrealized gains	490		802
Gross unrealized losses	(990)		(1,335)
	6,112		9,867
Other mortgage loans, net	2,188		2,657
Other	139		211
	$8,439		$12,735

Non-Agency MBS consist principally of fixed-rate securities collateralized by single-family residential mortgage loans originated in 1994.

The Company sold $3,443 of equity securities during the nine months ended September 30, 2009 on which it recognized a gain of $220.

Other mortgage loans are comprised principally of unsecuritized mortgage loans originated predominately between 1986 and 1997.  Of the approximately 26 mortgage loans that make up the balance, one loan with an unpaid principal balance of $483 was more than 60 days delinquent as of September 30, 2009, representing approximately 16% of the outstanding unpaid principal balance of the mortgage loans.  An allowance for loan losses of $95 has been recorded for this loan.

NOTE 8 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  The following tables present the components of the Company’s repurchase agreements by the type of securities collateralizing the repurchase agreement at September 30, 2009 and December 31, 2008, respectively.

	September 30, 2009
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral
Agency MBS	$516,627	0.39%	$552,970
Securitization financing bonds (see Note 9)	29,134	1.71%	41,732
	$545,761	0.46%	$594,702

	December 31, 2008
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral
Agency MBS	$274,217	2.70%	$300,277
Securitization financing bonds	–	–	–
	$274,217	2.70%	$300,277

At September 30, 2009 and December 31, 2008, the repurchase agreements had the following original maturities:

Original Maturity	September 30, 2009	December 31, 2008
30 days or less	$280,759	$38,617
31 to 60 days	75,680	187,960
61 to 90 days	7,577	47,640
Greater than 90 days	181,745	–
	$545,761	$274,217

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

The Company has three series of bonds remaining outstanding pursuant to three separate indentures.  One series with a principal amount of $25,079 at September 30, 2009, is collateralized by single-family mortgage loans with unpaid principal balances at September 30, 2009 of $25,778 and additional overcollateralization of $6,570.  The two remaining series are fixed-rate with principal amounts of $215 and $123,741 at September 30, 2009, and are collateralized by commercial mortgage loans with unpaid principal balances at September 30, 2009 of $19,982 and $131,019, respectively.

In May 2009, the Company redeemed a securitization financing bond collateralized by commercial mortgage loans at its then par value of $15,493 and financed the redemption with an $11,039 repurchase agreement.  At September 30, 2009, the par value of this bond is $15,115 and the balance of the repurchase agreement is $10,770.  The bond is rated “AAA” and has a guaranty of payment by Fannie Mae.  Because the redeemed bond is held by a subsidiary of the Company that is distinct from the bond’s issuer, to which the bonds are a liability, the bond is eliminated in the consolidated financial statements but remains legally outstanding.  The Company has the right to redeem the one remaining bond outstanding in this series with a par value of $215 at September 30, 2009, but does not currently have any plans to call this bond.  The Company also redeemed one additional securitization bond which has a par value of $31,539 at September 30, 2009 and is rated “AAA.”  The bond, which is collateralized by single-family mortgage loans, was issued by the Company in 2002 and was redeemed in 2004.  This bond is pledged as collateral to support repurchase agreement borrowings of $18,364.

The components of securitization financing along with certain other information at September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009		December 31, 2008
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed-rate classes	$123,956	6.7% - 8.8%	$149,598	6.6% - 8.8%
Variable-rate classes	25,079	0.6%	28,186	1.7%
Accrued interest payable	854		1,008
Unamortized net bond premium and deferred costs	(1,705)		(627)
	$148,184		$178,165

Range of stated maturities	2024-2027		2024-2027
Estimated weighted average life	3.3 years		2.6 years
Number of series	3		3

The estimated weighted average life of the bonds increased as a result a decrease in the expected prepayment speed of the commercial mortgage loans collateralizing the bonds, which are the source of funds that are used to pay down the bonds.  The extension of the estimated cash flows of the bond resulted in an adjustment to the amortization of the net bond premium and deferred costs of approximately $789 during the nine months ended September 30, 2009.  At September 30, 2009, the weighted-average coupon on the bonds outstanding was 6.9%.  The average effective rate on the bonds was 6.5% and 6.1% for the nine months ended September 30, 2009 and for the year ended December 31, 2008, respectively.  The variable-rate bonds pay interest based on one-month LIBOR plus 30 basis points.

NOTE 10 – OBLIGATION UNDER PAYMENT AGREEMENT

Obligation under payment agreement represents the fair value of estimated future payments due to the joint venture discussed in Note 6.  The amounts paid under the payment agreement are based on amounts received monthly by the Company on certain securitized commercial mortgage loans pledged to one securitization trust after payment of the associated securitization financing bonds outstanding.  At September 30, 2009, the securitized commercial mortgage loans had an unpaid principal balance, including defeased loans, of $144,612, and the associated securitization financing bonds had an unpaid principal balance of $123,741.  The securitized commercial mortgage loans were originated principally in 1996 and 1997, and the securitization financing bonds were issued in 1997.

The present value of the payment agreement is determined based on the estimated future payments due to the joint venture discounted at a weighted average rate of 25%. The discount rate was derived based on management’s estimate of the discount rate.  Such estimate was derived based on yields observed by broker-dealers on recent sales of similar instruments (though from more recent vintages) and from the implied spread to similar maturity interest rate swaps using the price quoted for the lowest rated tranche of CMBX.1 from the CMBX index managed by Markit.  The Markit CMBX index is a synthetic tradeable index referencing a basket of 25 commercial mortgage-backed securities.  Factors which significantly impact the valuation of the payment agreement include the credit performance of the underlying securitized mortgage loans, estimated prepayments on the loans and the weighted average discount rate used on the cash flows.  The significant assumptions used in calculating the estimated fair value of the obligation under payment agreement are presented in the following table with their respective values as of September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
Discount rate	25.0%	36.5%
Annual loss rate	1.5%	0.8%
Prepayment speed (1)	20% CPY	100% CPY

(1)
CPR with yield maintenance provision.  100% CPY assumes all loans prepay at expiration of their prepayment lock-out period and pay yield maintenance premium. 20% CPY assumes a CPR of 20% per annum on the pool upon expiration of the prepayment lock-out period.

The Company made payments to the joint venture of $416 and $1,217 for the three-month and nine-month periods ended September 30, 2009, respectively, and $403 and $1,207, respectively, for the same periods in 2008 under the payment agreement.  All of these payments were recorded as interest expense in the condensed financial statements.

NOTE 11 – FAIR VALUE MEASUREMENTS

Pursuant to ASC 820, Fair Value Measurements and Disclosures, fair value is the exchange price in an orderly transaction, that is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or liability.  ASC 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, ASC 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

The three levels of the valuation hierarchy established by ASC 820 are as follows:

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

•
Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Generally, assets and liabilities carried at fair value and included in this category are non-Agency MBS, and the obligation under payment agreement liability.

The Company utilizes fair value measurements at various levels within the hierarchy established by ASC 820 for certain of its assets and liabilities.  The following table presents the fair value of the Company’s assets and liabilities at September 30, 2009, segregated by the hierarchy level of the fair value estimate:

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS	$600,927	$–	$600,927	$–
Non-Agency MBS	6,112	–	–	6,112
Other	139	–	–	139
Total assets carried at fair value	$607,178	$–	$600,927	$6,251

Liabilities:
Obligation under payment agreement	$9,095	$–	$–	$9,095
Total liabilities carried at fair value	$9,095	$–	$–	$9,095

The following tables present the reconciliations of the beginning and ending balances of the Level 3 fair value estimates for the three-month and nine-month periods ended September 30, 2009:

Level 3 Fair Values
	Other Investments		Total assets	Obligation under payment agreement
	Non-Agency MBS	Other
Balance at June 30, 2009	$5,813	$158	$5,971	$(8,555)
Total realized and unrealized gains (losses)
Included in earnings	–	–	–	(540)
Included in other comprehensive income (loss)	383	(14)	369	–
Purchases, sales, issuances and other settlements, net	(84)	(5)	(89)	–
Transfers in and/or out of Level 3	–	–	–	–
Balance at September 30, 2009	$6,112	$139	$6,251	$(9,095)

Level 3 Fair Values
	Other Investments		Total assets	Obligation under payment agreement
	Non-Agency MBS	Other
Balance at December 31, 2008	$6,259	$211	$6,470	$(8,534)
Total realized and unrealized gains (losses)
Included in earnings	–	–	–	(561)
Included in other comprehensive income (loss)	199	(31)	168	–
Purchases, sales, issuances and other settlements, net	(346)	(41)	(387)	–
Transfers in and/or out of Level 3	–	–	–	–
Balance at September 30, 2009	$6,112	$139	$6,251	$(9,095)

There were no assets or liabilities which were measured at fair value on a non-recurring basis during the three or nine months ended September 30, 2009.

ASC 825-10, Financial Instruments – Overall requires the disclosure of the estimated fair value of financial instruments.  The following table presents the recorded basis and estimated fair values of the Company’s financial instruments as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Agency MBS	$600,927	$600,927	$311,576	$311,576
Securitized mortgage loans, net	225,731	194,436	243,827	201,252
Investment in joint venture	8,174	8,174	5,655	5,595
Other investments	8,439	8,234	12,735	12,358

Liabilities:
Repurchase agreements	545,761	545,761	274,217	274,217
Securitization financing	148,184	133,294	178,165	153,370
Obligation under payment agreement	9,095	9,095	8,534	8,534

The following table presents certain information for Agency MBS and Non-Agency MBS that were in an unrealized loss position at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Unrealized loss position for:
Less than one year:
Agency MBS	$29,906	$124	$98,171	$853
Non-Agency MBS	20	1	3,719	937
One year or more:
Non-Agency MBS	4,346	989	598	355
	$34,272	$1,114	$102,488	$2,145

Based on the high credit quality of Agency MBS as well as the real or implicit guarantee by the federal government, the Company does not consider any of the current impairment on Agency MBS to be credit related.  Declines in fair value resulting from increases in interest rates for short-duration Agency MBS are generally modest and are normally recovered in a short period of time as the coupon resets to a level more consistent with the current market.

The Company reviews the estimated future cash flows for its Non-Agency MBS to determine whether there has been an adverse change in the cash flows for which an other-than-temporary impairment would be required.  Approximately, $4,113 of the Non-Agency MBS in an unrealized loss position at September 30, 2009 are investment grade MBS that were originated during or prior to 1994.  Based on the credit rating of these MBS and the seasoning of the mortgage loans collateralizing these bonds, the impairment of these MBS was not determined to be other-than-temporary at September 30, 2009.  The estimated cash flows of the remaining Non-Agency MBS were reviewed based on the performance of the underlying mortgage loans collateralizing the MBS as well as projected loss and prepayment rates.  Based on that review, there was not an adverse change in the timing or amount of estimated cash flows at September 30, 2009 and the decline in value from the Company’s amortized cost basis was due to higher market discount rates.

NOTE 12 – PREFERRED AND COMMON STOCK

The following table presents the preferred and common dividends declared from January 1, 2009 through September 30, 2009:

			Dividend per Share
Declaration Date	Record Date	Payment Date	Common	Preferred
March 20, 2009	March 31, 2009	April 30, 2009	0.2300	0.2375
June 16, 2009	June 30, 2009	July 31, 2009	0.2300	0.2375
September 15, 2009	September 30, 2009	October 30, 2009	0.2300	0.2375

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

During the nine months ended September 30, 2009, the Company sold 1,392,250 shares of its common stock through the CEOP at an average price of $7.10 per share, for which it received proceeds of $9,884, net of sales commission paid to Cantor.  After this transaction, 1,607,750 shares of the Company’s common stock remain available for offer and sale under the CEOP.

The following table presents the changes in the number of preferred and common shares outstanding during the nine months ended September 30, 2009:

	Preferred
	Series D	Common
December 31, 2008	4,221,539	12,169,762
Issuance of shares under the CEOP	-	1,392,250
Restricted shares granted (see Note 14)	-	10,000
September 30, 2009	4,221,539	13,572,012

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries may be involved in certain litigation matters arising in the ordinary course of business from time to time.  Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.  The following information relates to litigation not arising in the ordinary course of business.

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

Dynex Capital, Inc. and Dynex Commercial, Inc. (“DCI”), a former affiliate of the Company and now known as DCI Commercial, Inc., are appellees (or respondents) in the Court of Appeals for the Fifth Judicial District of Texas at Dallas, related to the matter of Basic Capital Management et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al. as previously discussed by the Company in prior filings.  There has been no material change in this litigation from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 16, 2009.

Dynex Capital, Inc., MERIT Securities Corporation, a subsidiary (“MERIT”), and the former president and current Chief Operating Officer and Chief Financial Officer of Dynex Capital, Inc., (together, “Defendants”) are defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund (“Teamsters”), as previously discussed in prior filings.  The complaint was filed on February 7, 2005 and a second amended complaint was originally filed on August 6, 2008.  The second amended complaint seeks unspecified damages and alleges, among other things, misrepresentations in connection with the issuance of and subsequent reporting on certain securitization financing bonds issued by MERIT in 1998 and 1999.  On October 19, 2009, the District Court substantially denied the Defendants’ motion to dismiss the second amended complaint.  The Company has evaluated the allegations made in the complaint and believes them to be without merit and intends to vigorously defend itself against them.

Although no assurance can be given with respect to the ultimate outcome of these matters, the Company believes the resolution of these matters will not have a material effect on its financial condition but could materially affect its reported results for a given year or period.

NOTE 14 – STOCK BASED COMPENSATION

Pursuant to the Company’s 2009 Stock and Incentive Plan, as approved by the shareholders at the Company’s 2009 annual shareholders’ meeting (the “2009 Stock and Incentive Plan”), the Company may grant to eligible employees, directors or consultants or advisors to the Company stock based compensation, including stock options, stock appreciation rights (“SARs”), stock awards, dividend equivalent rights, performance shares, and stock units.  A total of 2,500,000 shares of common stock is available for issuance pursuant to the 2009 Stock and Incentive Plan.

The Company also has a 2004 Stock Incentive Plan, as approved by the Company’s shareholders at its 2005 annual shareholders’ meeting (the “2004 Stock Incentive Plan”) under which it made awards to its employees and directors prior to 2009.  The 2004 Stock Incentive Plan covers only those awards made prior to 2009, and no new awards will be made under this plan.

On May 15, 2009, the Company granted 10,000 shares of restricted stock to its non-employee directors under the 2009 Stock and Incentive Plan.  The awards vest, subject to exceptions for death, disability or retirement, on May 14, 2010.  Subject to exceptions for death, disability or retirement, any directors that separate from the board prior to vesting forfeit their restricted stock.  The fair value of the restricted stock on the grant date was $7.47 per share for a total deferred compensation cost of $75, which will be recognized in expense evenly over the vesting period.

The following table presents a summary of the activity for the SARs issued by the Company for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
SARs outstanding at beginning of period	278,146	$7.27	278,146	$7.27
SARs granted	–	–	–	–
SARs forfeited or redeemed	–	–	–	–
SARs exercised	–	–	–	–
SARs outstanding at end of period	278,146	$7.27	278,146	$7.27
SARs vested and exercisable	219,396	$7.37	219,396	$7.37

The following table presents a summary of the activity for the stock options issued by the Company for the following periods:

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of period	95,000	$8.59	110,000	$8.55
Options granted	–	–	–	–
Options forfeited or redeemed	–	–	(15,000)	8.30
Options exercised	–	–	–	–
Options outstanding at end of period	95,000	$8.59	95,000	$8.59
Options vested and exercisable	95,000	$8.59	95,000	$8.59

The following table presents a summary of activity for the restricted stock issued by the Company for the following periods:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Restricted stock at beginning of period	32,500	30,000
Restricted stock granted	–	10,000
Restricted stock forfeited or redeemed	–	–
Restricted stock vested	–	(7,500)
Restricted stock outstanding at end of period	32,500	32,500

The Company recognized stock based compensation expense of $76 and $426 for the three and nine months ended September 30, 2009, respectively, and a stock based compensation benefit of $111 and $263 for the three and nine months ended September 30, 2008, respectively.  The total remaining compensation cost related to non-vested awards was $49 and $63 at September 30, 2009 and September 30, 2008, respectively, and will be recognized as the awards vest.

As required by ASC 718, Compensation-Stock Compensation, stock options which may be settled only in shares of common stock have been treated as equity awards with their fair value measured at the grant date, and SARs which may be settled only in cash have been treated as liability awards with their fair value measured at the grant date and remeasured at the end of each reporting period.  The fair value of SARs was estimated at September 30, 2009 using the Black-Scholes option valuation model based upon the assumptions in the table below.

SARs Fair Value
September 30, 2009
Expected volatility	25.36% - 32.98%
Weighted-average volatility	30.65%
Expected dividend yield	10.98% - 11.00%
Expected term (in months)	36
Risk-free rate	1.87%

NOTE 15 – SUBSEQUENT EVENTS

As of November 9, 2009, the date on which the Company issued these financial statements, management has evaluated events and transactions occurring subsequent to September 30, 2009 and has determined that there have been no significant events or transactions that provide additional evidence about conditions of the Company that existed as of the balance sheet date.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and our audited Annual Report on Form 10-K for the year ended December 31, 2008.  In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

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

We also invest in securitized single-family residential and commercial mortgage loans, non-Agency mortgage-backed securities, or non-Agency MBS, and, through a joint venture, commercial mortgage-backed securities, or CMBS.  Substantially all of these loans and securities, including those owned by the joint venture, consist of, or are secured by, first lien mortgages which were originated by us from 1992 to 1998.  We are no longer originating loans.

Our primary investment activity for 2009 has been in Agency MBS.  We have focused our investment strategy on Agency MBS as a result of attractive opportunities to invest in shorter-duration Agency MBS at excellent spreads to our financing costs.  We have previously utilized uninvested cash, new equity capital, earnings and principal receipts from existing investments as the source of capital for our Agency MBS investments.  The investment in Agency MBS subjects the Company to different risks, which typically include prepayment risk, interest rate risk and liquidity risk.  Our continued investment in Agency MBS is predicated on an evaluation of the risk adjusted returns available on Agency MBS compared to the risk adjusted returns on other uses of our capital.  We may invest in non-

Agency MBS or CMBS depending on the nature and risks of the investment, its expected return and anticipated future economic and market conditions.  Where economically beneficial to us, we may also invest additional capital in our securitized mortgage loan pools by purchasing, tendering for, or redeeming the associated securitization financing.  Our strategic decisions regarding the allocation of capital to Agency MBS, non-Agency MBS, CMBS or securitized mortgage loans is based on a number of factors including, but not limited to, current market conditions, the liquidity of the investment, expected returns and anticipated risks.  Our investment activities are covered by an investment policy which has been approved by our board of directors.  A discussion of the risks associated with our investment portfolio is provided below in Item 3. “Quantitative and Qualitative Disclosures About Market Risk”.

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

As a REIT, we are required to distribute to our shareholders as dividends on our preferred and common stock at least 90% of our taxable income, which is our income as calculated for income tax purposes after consideration of our tax net operating loss carryforwards (“NOLs”).  The tax NOL at December 31, 2008 was approximately $150.0 million.  The dividend on our preferred stock is established by our articles of incorporation.  Currently, we are expecting to pay our common shareholders a quarterly dividend of $0.23 per share while utilizing our NOL to offset any distribution requirement for earnings in excess of this amount.  In future periods, we may use our tax NOL to offset distribution requirements.  The decision to utilize the NOL carryforward will be based on, among other things, our desire to retain our capital for reinvestment and to grow our book value per share versus paying a dividend to our common shareholders.

At September 30, 2009, we had total investments of approximately $843.3 million. Our investments consisted of $600.9 million of Agency MBS, $65.0 million of securitized single-family residential mortgage loans and $160.7 million of securitized commercial mortgage loans.  We have an $8.2 million investment in a joint venture which owns subordinate CMBS and cash.  We also had $6.1 million in non-Agency MBS and $2.2 million of whole loans.

The Agency MBS is pledged as collateral to support $516.6 million in repurchase agreement financing and the securitized single-family and commercial mortgage loans are pledged to support $148.2 million in securitization financing.  A securitization financing bond backed by single-family loans is pledged to support repurchase agreement financing of $18.4 million at September 30, 2009.  A securitization financing bond backed by multi-family commercial loans is pledged to support repurchase agreement financing of $10.8 at September 30, 2009.  A further discussion of our investments and financing activity is included under “Financial Condition” below.

With respect to our investment in Agency MBS, we invest in Hybrid Agency ARMs and Agency ARMs and, to a lesser extent, fixed-rate Agency MBS.  Hybrid Agency ARMs are MBS collateralized by hybrid adjustable mortgage loans, which have a fixed-rate of interest for a specified period (typically three to ten years) and which then reset their interest rates at least annually to an increment over a specified interest rate index.  Agency ARMs are MBS collateralized by adjustable rate mortgage loans which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index.  Agency ARMs may be collateralized by Hybrid Agency ARMs that are within twelve months of the end of their fixed-rate periods.  At September 30, 2009, we had approximately $324.6 million in Hybrid Agency ARMs, approximately $276.1 million in Agency ARMs and $0.1 million of fixed-rate Agency MBS.

The joint venture in which we have an investment owns the right to call certain CMBS at their current unpaid principal balance.  Such CMBS had an outstanding balance of $177.5 million at September 30, 2009, $114.6 million of which are rated ‘AAA’ by two of the nationally recognized ratings agencies.  These CMBS have a fixed rate of interest of 8.0% per annum.  Recent market conditions have made it unfeasible to redeem these bonds.  We and the joint venture continue to review options with respect to redeeming these bonds, and we believe that the joint venture may ultimately be able to economically redeem the AAA-rated tranches and refinance these bonds using either short-term recourse repurchase agreement financing or re-securitizing these bonds in a long-term non-recourse structure.  The joint venture has recorded an asset of $2.1 million in its financial statements as of September 30, 2009 for the estimated fair value of these redemption rights.

The joint venture, which was formed in September 2006, was originally intended to terminate on April 15, 2009, commensurate with the redemption of the CMBS discussed above.  As the CMBS were not redeemed, the partnership remains in existence.  We are currently working with our joint venture partner to determine what actions to take with regard to the joint venture.  If the joint venture is terminated, we may purchase certain assets from the joint venture in connection with its termination.

Capmark Financial Group, Inc. and several of its subsidiaries, including Capmark Finance, Inc. filed for bankruptcy protection on October 25, 2009.  Capmark Finance serves as primary and special servicer for all of our securitized commercial mortgage loans.  In its capacity as primary and special servicer, Capmark Finance is required to perform the normal functions as a third-party servicer of commercial mortgage loans, and also to make advances to our securitization financing trusts on loans that may be delinquent as to payment (in lieu of the borrower making such payment) and in the case of loans in foreclosure, to make certain property protection advances including insurance and real estate taxes to protect the underlying real estate collateralizing the loan.  In its bankruptcy filing, Capmark Financial Group and Capmark Finance indicated that it has adequate resources to continue to make such servicing advances.  Should Capmark Finance be unable to make such payments, the master servicer would be required to make such advances.  We are the master servicer on $20.0 million of securitized mortgage loans and Bank of New York Asset Solutions is master servicer of $131.0 million at September 30, 2009.  Additionally, it is unclear as to whether the quality of the services provided by Capmark Finance in its role as primary servicer and special servicer to the securitization financing trusts will be impaired as a result of the bankruptcy filing.  It is anticipated that Capmark Financial Group will sell its Capmark Finance subsidiary as a part of the bankruptcy process.

FINANCIAL CONDITION

The following table presents certain balance sheet items that had significant activity, which are discussed after the table.

(amounts in thousands)	September 30, 2009	December 31, 2008

Agency MBS, at fair value	$600,927	$311,576
Securitized mortgage loans, net	225,731	243,827
Investment in joint venture	8,174	5,655
Other investments	8,439	12,735

Repurchase agreements	545,761	274,217
Securitization financing	148,184	178,165
Obligation under payment agreement	9,095	8,534
Shareholders’ equity	163,761	140,409

Agency MBS

Our Agency MBS investments, which are classified as available-for-sale and carried at fair value, are comprised as follows:

(amounts in thousands)	September 30, 2009	December 31, 2008
Agency MBS:
Hybrid Agency ARMs	$323,178	$217,800
Agency ARMs	274,821	92,626
	597,999	310,426
Fixed-rate	139	194
	598,138	310,620
Principal receivable	2,789	956
	$600,927	$311,576

Agency MBS increased from $311.6 million at December 31, 2008 to $600.9 million at September 30, 2009 primarily as a result of our purchase of approximately $364.6 million of Agency MBS.  In addition, the fair value of the investment increased $11.4 million during this same period.  Partially offsetting these increases was the receipt of $85.7 million of principal on the securities during the nine-month period ended September 30, 2009.  Approximately $553.0 million of the Agency MBS are pledged to counterparties as security for repurchase agreement financing.
At September 30, 2009, our Agency MBS portfolio had a weighted average of 20 months remaining until the rates on the underlying loans collateralizing the Agency MBS reset.  The weighted average coupon on our portfolio of Agency MBS was 4.9% as of September 30, 2009.  The average quarterly constant prepayment rate (“CPR”) realized on our Agency MBS portfolio was 22.1% for the third quarter of 2009, 19.9% for the second quarter of 2009, and 14.8% for the first quarter of 2009.

Securitized Mortgage Loans, Net

Securitized mortgage loans are comprised of loans secured by first deeds of trust on single-family residential and commercial properties.  Our net basis in these loans at amortized cost, which includes accrued interest receivable, discounts, premiums, deferred costs, and allowance for loan losses, is presented in the following table by the type of property collateralizing the loan.

(amounts in thousands)	September 30, 2009	December 31, 2008
Securitized mortgage loans, net:
Commercial	$160,715	$171,963
Single-family	65,016	71,864
	$225,731	$243,827

Our securitized commercial mortgage loans are pledged to two securitization trusts, which were issued in 1993 and 1997, and have outstanding principal balances, including defeased loans, of $20.0 million and $144.6 million, respectively, at September 30, 2009.  The decrease in the balance of these loans from December 31, 2008 to September 30, 2009 was primarily related to principal payments, net of amounts received on loans entering defeasance, of $10.7 million during the nine months ended September 30, 2009, partially offset by $0.1 million of net discount amortization.  In addition, approximately $0.3 million of allowances was provided for estimated loan losses during the nine months ended September 30, 2009.

Our securitized single-family mortgage loans are pledged to a securitization trust issued in 2002 using loans that were principally originated between 1992 and 1997.  The decrease in the balance of these loans from December 31, 2008 to September 30, 2009 was primarily related to principal payments received on the loans of $6.6 million, $4.2 million of which were unscheduled, and the provision of approximately $0.2 million for estimated loan losses during the nine months ended September 30, 2009.

Investment in Joint Venture

Investment in joint venture increased $2.5 million during the nine months ended September 30, 2009 as a result of our interest in the net income of the joint venture of $1.5 million and other comprehensive income of the joint venture of $1.0 million.  For further discussion of the net income of the joint venture, see “Results of Operations” under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

The joint venture owns various interests in subordinate CMBS.  One of these interests was issued in 1998 and had a carrying value of $3.3 million at September 30, 2009, and the other is the payment agreement issued by us with a carrying value of $9.1 million.  The payment agreement and subordinate CMBS had principal balances of $20.9 million and $17.8 million, respectively, at September 30, 2009.  The joint venture also holds the redemption rights to the outstanding bonds of one of these trusts, which gives it the right to redeem those bonds at their par value.  This right to redeem the bonds was valued at $2.1 million at September 30, 2009.  The joint venture also had cash and cash equivalents of $1.9 million at September 30, 2009.

Other Investments

Our other investments are comprised of non-Agency MBS and equity securities, which are classified as available-for-sale and carried at fair value, and other loans and investments, which are stated at amortized cost, as follows:

(amounts in thousands)	September 30, 2009	December 31, 2008
Non-Agency MBS	$6,612	$6,959
Equity securities of publicly traded companies	–	3,441
	6,612	10,400
Gross unrealized gains	490	802
Gross unrealized losses	(990)	(1,335)
	6,112	9,867
Other loans, net	2,188	2,657
Other	139	211
	$8,439	$12,735

Non-Agency MBS is primarily comprised of investment grade MBS issued by a subsidiary of the Company in 1994.  The decline of $0.3 million to $6.6 million at September 30, 2009 was primarily related to the principal payments received on these securities during the nine months ended September 30, 2009.

The Company sold its investment in equity securities during the nine months ended September 30, 2009.  The Company recognized a gain of approximately $0.2 million and received proceeds of $3.7 million on the sale.

Other loans, net is comprised primarily of seasoned residential and commercial mortgage loans and declined approximately $0.5 million to $2.2 million as of September 30, 2009 from $2.7 million as of December 31, 2008.  The decline is primarily related to the receipt of approximately $0.4 million of principal on the mortgage loans and a $0.1 million provision for loan losses.

Repurchase Agreements

Repurchase agreements increased to $545.8 million at September 30, 2009 from $274.2 million at December 31, 2008.  The increase is primarily related to the growth in our investment in Agency MBS, which we finance with repurchase agreements.

We also entered into two repurchase agreements during the nine-month period ended September 30, 2009 to finance two securitization financing bonds.  One of these repurchase agreements has a balance of $18.4 million at September 30, 2009 and is collateralized by a securitization financing bond with a par value of $31.5 million and an estimated fair value of $26.6 million.  The second repurchase agreement, which has a balance of $10.8 million at September 30, 2009, was used to finance the redemption of a securitization financing bond with a par and estimated fair value of $15.1 million at September 30, 2009.

Securitization Financing

Securitization financing consists of fixed and variable-rate bonds as set forth in the table below.  The table includes the unpaid principal balance of the bonds outstanding, accrued interest payable, discounts, premiums and deferred costs at September 30, 2009.

(amounts in thousands)	September 30, 2009	December 31, 2008
Securitization financing:
Fixed-rate, secured by commercial mortgage loans	$123,618	$150,588
Variable-rate, secured by single-family mortgage loans	24,566	27,577
	$148,184	$178,165

The fixed-rate bonds were issued pursuant to two separate indentures (via two securitization trusts) and finance our securitized commercial mortgage loans, which are also fixed-rate.  The fixed-rate bonds have a range of rates from 6.7% to 8.8% and a weighted average rate of 6.9% at September 30, 2009.  Approximately $15.5 million of the decrease in fixed-rate securitization financing was related to the Company’s redemption of a senior bond issued by one of the securitization trusts.  The bond was redeemed at its par value and was financed with a repurchase agreement with a balance of $10.8 million at September 30, 2009, which is referred to in the repurchase agreement discussion above.  The remainder of the decrease in fixed-rate bonds is primarily related to principal payments on the bonds of $10.1 million and bond premium and deferred cost amortization of approximately $1.2 million during the nine months ended September 30, 2009.

Our securitized single-family mortgage loans are financed by variable-rate securitization financing bonds issued pursuant to a single indenture.  The $3.0 million decline in the balance from $27.6 million as of December 31, 2008 to $24.6 million as of September 30, 2009 is primarily related to principal payments on the bonds of $3.1 million.

Obligation Under Payment Agreement

Obligation under payment agreement represents the fair value of estimated future payments due to the joint venture discussed in Note 6 and Note 10 to our unaudited condensed consolidated financial statements.  The fair value of the obligation increased to $9.1 million at September 30, 2009 from $8.5 million at December 31, 2008.  The change in value was recorded as an unfavorable fair value adjustment in the condensed consolidated statement of operations.  The increase in value of the obligation under payment agreement was primarily related to a decrease in the discount rate used in calculating the fair value of the payment agreement, which was partially offset by a decrease in the estimated prepayment speed on the underlying securities collateralizing the payment agreement.

Shareholders’ Equity

Shareholders’ equity increased $23.4 million from December 31, 2008 to $163.8 million at September 30, 2009.  The increase was primarily related to net income of $13.5 million and an $11.9 million improvement from an accumulated other comprehensive loss of $3.9 million to accumulated other comprehensive income of $8.0 million.  The improvement in accumulated other comprehensive income was primarily related to an increase in the weighted average price on our Agency MBS portfolio from 101.6% of par as of December 31, 2008 to 104.2% of par at September 30, 2009.

We also sold 1.4 million shares of common stock under our Controlled Equity Offering Program (“CEOP”) during the nine-month period ended September 30, 2009 at a weighted average price of $7.10 per share.  We received $9.9 million for the sale of the stock, which resulted in a $9.8 million increase in equity, after issuance costs.

The above increases were partially offset by common and preferred stock dividends of $12.0 million during the nine months ended September 30, 2009.

Supplemental Discussion of Investments

The table below summarizes by major category of our investment  portfolio at September 30, 2009 our investment basis, associated financing, net invested capital (which is the difference between our investment basis and the associated financing as reported in our unaudited condensed consolidated financial statements), net earnings and the estimated fair value of the net invested capital.  Net invested capital represents the approximate allocation of our shareholders’ capital by major investment category.  Because our business model employs the use of leverage, our investment portfolio presented on a gross basis may not reflect the true commitment of our shareholders’ equity capital to a particular investment category.  Our capital allocation decisions are in large part determined based on risk adjusted returns for our capital available in the marketplace.  Such risk-adjusted returns are based on the leveraged return on investment (i.e., return on equity or alternatively, return on invested capital).  We present the information in the table below to show where our capital is allocated by investment category and the historical returns on that capital.  We believe that the historical returns on our capital are a good indication of the success of our business model and our capital allocation decisions.  We also believe that our shareholders view our actual capital allocations and returns on such capital as important in their understanding of our results, the risks in our business and the earnings potential of our business model.

In estimating the fair value of net invested capital presented in the last column of the table, where investments are carried at fair value in our consolidated condensed financial statements, estimated fair value of net invested capital is equal to the basis as presented in the consolidated condensed financial statements less the financing amount associated with that investment.  For investments carried on an amortized cost basis (principally securitized mortgage loans), the estimated fair value of net invested capital is based on the present value of the projected cash flow from the investment, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the associated financing.  With respect to the joint venture, the estimated fair value for the CMBS held by the joint venture is based on the present value of the projected cash flow from the investment, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the associated financing.  In general, because of the uniqueness and age of these investments, an active secondary market does not currently exist so management makes assumptions as to market expectations of prepayment speeds, losses and discount rates.  Therefore, if we actually were to have attempted to sell these investments at September 30, 2009, there can be no assurance that the amounts set forth in the table below could have been realized.  In all cases, we believe that these valuation techniques are consistent with the methodologies used in our fair value disclosures included in Note 11 in the Notes to the Unaudited Condensed Consolidated Financials Statements as of and for the period ended September 30, 2009. We have provided a table below with the assumptions used in calculating the estimated fair value of our net invested capital.

Estimated Fair Value of Net Invested Capital

	September 30, 2009 (amounts in thousands)
Investment	Investment basis	Financing (1)	Net invested capital	Net earnings Contribution (2)	Estimated fair value of net invested capital
Agency MBS (3)	$600,927	$516,627	$84,300	$4,881	$84,300

Securitized mortgage loans: (4)
Single-family mortgage loans – 2002 Trust	65,016	42,930	22,086	540	15,123
Commercial mortgage loans – 1993 Trust	18,479	10,979	7,500	369	7,790
Commercial mortgage loans – 1997 Trust	142,236	132,504	9,732	351	–
	225,731	186,413	39,318	1,260	22,913

Investment in joint venture (5)	8,174	–	8,174	1,620	8,174

Other investments: (6)
Non-Agency MBS	6,112	–	6,112	155	6,112
Other loans and investments	2,327	–	2,327	49	2,122
	8,439	–	8,439	204	8,234

Total	$843,271	$703,040	$140,231	$7,965	$123,621

(1)
Financing includes repurchase agreements and securitization financing issued to third parties.  Financing for the 1997 Trust also includes the obligation under payment agreement, which at September 30, 2009 had a balance of $9,095.

(2)	Equals third quarter 2009 net interest income after provision for loan losses for each of the captions (except the investment in joint venture which is equity in income of the venture).

(3)	Estimated fair values are based on a third-party pricing service and dealer quotes.

(4)	Estimated fair values are based on discounted cash flows using assumptions set forth in the table below, inclusive of amounts invested in unredeemed securitization financing bonds.

(5)	Estimated fair value for investment in joint venture represents our share of the fair value of the joint venture’s assets valued using methodologies and assumptions consistent with note 4 above.

(6)	Estimated fair values are calculated as the net present value of expected future cash flows.

The following table summarizes the assumptions used in estimating fair value for our net invested capital in securitized mortgage loans and the cash flow related to those net investments during 2009.

	Fair Value Assumptions
Loan type	Approximate year of loan origination	Weighted-average prepayment speeds(1)	Projected annual losses (2)	Weighted-average discount rate(3)	YTD 2009 Cash Flows (4)
					(amounts in thousands)
Single-family mortgage loans – 2002 Trust	1994	15% CPR	0.2%	11%	$6,118
Commercial mortgage loans – 1993 Trust	1993	0% CPR	0.8%	10%	$3,427
Commercial mortgage loans – 1997 Trust	1997	20% CPY(5)	1.5%	25%	$–

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

(5)	CPR with yield maintenance provision. 20% CPY assumes a CPR of 20% per annum on the pool upon expiration of the prepayment lock-out period.

The following table presents the information included in the “Estimated Fair Value of Net Invested Capital” table by rating classification at September 30, 2009.  These ratings are derived based on the rating of the asset in which such capital is invested.  Investments in the unrated and non-investment grade classification primarily include other loans that are not rated but are substantially seasoned and performing loans.  Securitization overcollateralization generally includes the excess of the securitized mortgage loan collateral pledged over the outstanding bonds issued by the securitization trust.

(amounts in thousands)	September 30, 2009
Investments by rating classification:
Agency MBS	$84,300
AAA rated non-Agency MBS	18,532
AA and A rated non-Agency MBS	364
Securitization overcollateralization	26,143
Investment in joint venture (principally non-investment grade CMBS)	8,174
Unrated and non-investment grade	2,718
Net invested capital	$140,231

The following table reconciles net invested capital to shareholders’ equity as presented on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2009:

(amounts in thousands)	Book Value
Net invested capital	$140,231
Cash and cash equivalents	21,749
Other assets and liabilities, net	1,781
$163,761

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(amounts in thousands except per share information)	2009	2008	2009	2008
Interest income	$9,452	$7,877	$28,748	$21,034
Interest expense	(2,855)	(5,090)	(11,226)	(13,325)
Provision for loan losses	(248)	(449)	(566)	(796)
Net interest income after provision for loan losses	6,349	2,338	16,956	6,913
Equity in income (loss) of joint venture	1,620	(3,462)	1,476	(5,153)
Gain on sale of investments, net	─	331	220	2,381
Fair value adjustments, net	(457)	1,461	(319)	5,519
Other income	29	3,862	193	6,954
General and administrative expenses:
Compensation and benefits	(824)	(609)	(2,776)	(1,693)
Other administrative and general expenses	(715)	(876)	(2,245)	(2,261)
Net income	6,002	3,045	13,505	12,660

Net income per common share:
Basic	$0.37	$0.17	$0.81	$0.79
Diluted	$0.34	$0.17	$0.79	$0.77

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Interest Income

Interest income includes interest earned on the investment portfolio and also reflects the amortization of any related discounts, premiums and deferred costs.  The following table presents the significant components of our interest income.

	Three Months Ended September 30,
(amounts in thousands)	2009	2008
Interest income - Investments:
Agency MBS	$5,413	$2,408
Securitized mortgage loans	3,832	5,037
Other investments	203	274
	9,448	7,719
Interest income – Cash and cash equivalents	4	158
	$9,452	$7,877

Interest Income – Agency MBS

Interest income on Agency MBS increased $3.0 million to $5.4 million for the three months ended September 30, 2009 from $2.4 million for the same period in 2008.  The increase in interest income on Agency MBS is a result of a $317.7 million increase in the average balance of Agency MBS to an average balance of $531.3 million for the three-month period ended September 30, 2009 compared to the same period in 2008 as a result of the purchase of additional securities.  The average rate earned on Agency MBS decreased 32 basis points from 4.45% for the three months ended September 30, 2008 to 4.13% for the same period in 2009.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on securitized mortgage loans.

	Three Months Ended September 30,
	2009			2008
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Securitized mortgage loans:
Commercial	$3,361	$(345)	$3,016	$3,767	$77	$3,844
Single-family	867	(51)	816	1,261	(68)	1,193
	$4,228	$(396)	$3,832	$5,028	$9	$5,037

The majority of the decrease of $0.8 million in interest income on securitized commercial mortgage loans is related to the lower average balance of the commercial mortgage loans outstanding in the third quarter of 2009 which decreased approximately $15.9 million (8.8%) compared to the balance for the same period in 2008.  The decrease in the average balance between the periods is primarily related to payments received of $7.2 million, which includes both scheduled and unscheduled payments, during the period from July 1, 2009 to September 30, 2009.  Amortization of net discounts decreased by $0.4 million due to projections of later principal payments on commercial loans as it is expected that these loans will not prepay when their lockout periods expire.

Interest income on securitized single-family mortgage loans declined $0.4 million to $0.8 million for the three months ended September 30, 2009.  The decline in interest income on single-family mortgage loans was related to the decrease in the average balance of the loans outstanding from the third quarter of 2008, which declined approximately $10.4 million, or 13.7%, to $66.0 million for the third quarter of 2009.  Interest income on single-family mortgage loans also declined as a result of an approximately 131 basis point decrease in the average yield to 4.9% for the quarter ended September 30, 2009 compared to 6.2% for the same quarter in 2008.  For a discussion of the reasons for the decrease in average yields, see the discussion under “Average Balances and Effective Interest Rates” below.

Interest Income – Cash and Cash Equivalents

Interest income on cash and cash equivalents decreased to $4 thousand for the three months ended September 30, 2009 from $0.2 million for the same period in 2008.  This decrease is primarily the result of a decrease in the average rate that we earned on our cash and cash equivalents, which decreased to 0.05% for the third quarter of 2009 from 1.6% for the same period in 2008.

Interest Expense

The following table presents the significant components of interest expense.

	Three Months Ended September 30,
(amounts in thousands)	2009	2008
Interest expense:
Securitization financing	$1,769	$3,276
Repurchase agreements	668	1,417
Obligation under payment agreement	416	402
Other	2	(5)
	$2,855	$5,090

Interest Expense – Securitization Financing

The following table summarizes the detail of the interest expense recorded on securitization financing bonds.

	Three Months Ended September 30,
	2009			2008
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Securitization financing:
Secured by commercial mortgage loans	$2,567	$(852)	$1,715	$3,131	$(156)	$2,975
Secured by single-family mortgage loans	38	33	71	219	13	232
Other bond related costs	(17)	–	(17)	69	–	69
	$2,588	$(819)	$1,769	$3,419	$(143)	$3,276

Interest expense on commercial securitization financing decreased from $3.0 million for the third quarter of 2008 to $1.7 million for the same period in 2009.  The majority of this $1.3 million decrease is related to the $32.2 million, or 20.6%, decrease in the average balance of securitization financing from $156.2 million for the third quarter of 2008 to $124.0 million for the third quarter of 2009.  This decrease in the average balance was primarily the result of scheduled and unscheduled payments on the mortgage loans collateralizing these bonds and the redemption of a securitization financing bond with a balance of $15.5 million during the second quarter of 2009, which is discussed further in “Financial Condition” above.  The increase in net amortization for commercial mortgage loans to $0.9 million for the three months ended September 30, 2009 from $0.2 million for the same period in 2008 resulted from a decrease in the estimated prepayment speed for those loans.  Current and expected market conditions are expected to make it more difficult for commercial borrowers to refinance, which should slow unscheduled payments.  In addition, securitization financing secured by commercial mortgage loans is fixed-rate and had a weighted average cost of 7.28% and 7.61% for the three months ended September 30, 2009 and September 30, 2008, respectively.

The interest expense on single-family securitization financing decreased from $0.2 million for the third quarter of 2008 to $0.1 million for the same period of 2009.  This $0.1 million decrease is related to the $4.7 million, or 15.9%, decrease in the average balance of securitization financing from $29.7 million for the third quarter of 2008 to $25.0 million for the third quarter of 2009.  This decrease in the average balance is primarily related to unscheduled payments on the mortgage loans collateralizing these bonds.  In addition, the cost of securitization financing decreased from 3.44% for the three months ended September 30, 2008 to 1.15% for the same period in 2009.  The financing is variable-rate based on the level of one-month LIBOR.  Average one-month LIBOR for the three months ended September 30, 2009 was 0.27% compared to 2.62% for the same period in 2008.

Interest Expense – Repurchase Agreements

The following table summarizes the components of interest expense by the type of securities collateralizing the repurchase agreements.

	Three Months Ended September 30,
(amounts in thousands)	2009	2008
Interest expense:
Repurchase agreements collateralized by Agency MBS	$531	$1,394
Repurchase agreements collateralized by securitization financing bonds	137	23
	$668	$1,417

The $0.9 million decrease in interest expense on repurchase agreements collateralized by Agency MBS to $0.5 million for the third quarter of 2009 from $1.4 million for the third quarter of 2008 was primarily related to a 232 basis point decrease in the average rate on the repurchase agreements to 0.43% for the third quarter of 2009 from 2.75% for the same period in 2008. The difficult conditions in the credit markets experienced by the entire financial industry during the third quarter of 2008 resulted in unfavorable LIBOR rates which negatively impacted the repurchase agreement financing we obtained at that time.  This decrease in rate was partially offset by a $284.0 million increase in the average balance of repurchase agreements outstanding for the third quarter of 2009 to $485.9 million from $201.9 million for the same period of 2008, in connection with our use of repurchase agreements to finance the additional purchases of Agency MBS.

Interest expense on repurchase agreements collateralized by securitization bonds increased $0.1 million during the third quarter of 2009 as compared to the third quarter of 2008.  This increase was due to a $25.7 million increase in the average balance of repurchase agreement financing outstanding to $29.3 million for the third quarter of 2009.  The increase in balance was primarily related to financing the securitization bond that was redeemed during 2009.  The effect of the increased balance on interest expense was partially offset by a 72 basis point decrease in the average rate on the repurchase agreements from 2.58% for the third quarter of 2008 to 1.86% for the same period in 2009.

Provision for Loan Losses

During the three months ended September 30, 2009, we added approximately $0.2 million of reserves for estimated losses on our securitized mortgage loan portfolio.  Approximately two-thirds of this amount was provided for estimated losses on our commercial mortgage loans, which includes $8.4 million of delinquent loans.  There were two newly delinquent commercial mortgage loans during the quarter, with an unpaid principal balance of $1.6 million.

Equity in Income (Loss) of Joint Venture

Our interest in the operations of the joint venture, in which we hold a 49.875% interest, increased to income of $1.6 million for the three months ended September 30, 2009 from a loss of $3.5 million for the same period in 2008.  The joint venture had interest income of approximately $0.6 million and $0.9 million for the three month periods ended September 30, 2009 and 2008, respectively.  Equity in income of joint venture also includes a benefit of $1.1 million that we recognized for our interest in the increase in the fair value of certain interests in CMBS, for which the joint venture elected the fair value option under ASC 825-10.  The three months ended September 30, 2008 also included an other-than-temporary impairment charge of $6.1 million it recognized on its interests in a CMBS and a $1.6 million decrease in the estimated fair value of certain interests in CMBS, for which it elected the fair value option under ASC 825-10.

Fair Value Adjustments, Net

Fair value adjustments, net of $0.5 million primarily resulted from an increase in the fair value of our obligation under payment agreement for the three months ended September 30, 2009.  The obligation under payment agreement is valued by discounting the estimated future cash flows, and the increase in the fair value during the quarter primarily resulted from a decrease in the discount rate during the period.  This increase was partially offset by a decrease in the estimated prepayment speed on the loans collateralizing the obligation under payment agreement.  See Note 10 to the unaudited condensed consolidated financial statements for further discussion.

Other Income

Other income decreased $3.8 million to less than $0.1 million for the quarter ended September 30, 2009.  Other income for the third quarter ended September 30, 2008, was primarily related to a $3.4 million benefit we recognized during the quarter related to our release from an obligation to fund certain mortgage servicing payments.  The servicer resigned effective July 1, 2008, which resulted in our release from the obligation to make further payments.

General and Administrative Expenses

Compensation and Benefits

Compensation and benefits expense increased by approximately $0.2 million to $0.8 million for the three months ended September 30, 2009 from $0.6 million for the same period in 2008.  The increase was primarily related to an increase in stock based compensation expense due to an increase in the closing price of our common stock from $8.20 at June 30, 2009 to $8.43 at September 30, 2009, which resulted in a stock based compensation expense of $0.1 million for the third quarter of 2009 compared to a stock based compensation benefit of $0.1 million for the same quarter in 2008.  This expense relates to the stock appreciation rights granted to employees in 2005 through 2007.

Other General and Administrative

Other general and administrative expenses was $0.7 million for the third quarter of 2009 and decreased by $0.2 million from the same period of 2008, primarily as a result of certain one-time costs associated with expanding our investment platform and the related infrastructure that were incurred in 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Interest Income

The following table presents the significant components of our interest income.

	Nine Months Ended September 30,
(amounts in thousands)	2009	2008
Interest income - Investments:
Agency MBS	$14,943	$3,262
Securitized mortgage loans	13,138	16,020
Other investments	654	1,093
	28,735	20,375
Cash and cash equivalents	13	659
	$28,748	$21,034

The change in interest income on securitized mortgage loans and Agency MBS is examined in the discussion and tables that follow.

Interest Income – Agency MBS

Interest income on Agency MBS increased to $14.9 million for the nine months ended September 30, 2009 from $3.3 million for the same period in 2008.  The interest income on Agency MBS is a result of a $365.8 million increase in the average balance of Agency MBS to an average balance of $464.4 million for the nine-month period ended September 30, 2009 compared to the same period in 2008 as a result of the purchase of additional securities.  Offsetting this increase was a decrease in the average rate earned on Agency MBS by 9 basis points from 4.39% for the nine months ended September 30, 2008 to 4.30% for the same period in 2009.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on securitized mortgage loans.

	Nine Months Ended September 30,
	2009			2008
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Securitized mortgage loans:
Commercial	$10,343	$(142)	$10,201	$11,628	$295	$11,923
Single-family	2,904	33	2,937	4,318	(221)	4,097
	$13,247	$(109)	$13,138	$15,946	$74	$16,020

The majority of the decrease of $1.7 million in interest income on securitized commercial mortgage loans is related to the lower average balance of the commercial mortgage loans outstanding for the nine-month period ended September 30, 2009, which decreased approximately $16.9 million, or 9.1%, compared to the average balance for the same period in 2008.  The decrease in the average balance between the periods is primarily related to payments received of $20.7 million, which includes both scheduled and unscheduled payments, during the period from October 1, 2008 to September 30, 2009.  In addition, net amortization for commercial mortgage loans changed from an expense of $0.3 million to a net amortization benefit of $0.1 million.  This change resulted form a decrease in the estimated prepayment speed for those loans.  Current and expected market conditions are expected to make it more difficult for commercial borrowers to refinance, which should slow unscheduled payments.

Interest income on securitized single-family mortgage loans declined $1.2 million to $2.9 million for the nine months ended September 30, 2009.  The decline in interest income was related to the decrease in the average balance of the loans outstanding from the nine-month period ended September 30, 2008, which declined approximately $12.9 million, or approximately 18.9%, to $68.1 million for the nine months ended September 30, 2009.  Interest income on single-family mortgage loans also declined as a result of an approximately 110 basis point decrease in the average yield on our single-family mortgage loan portfolio to 5.6% for the nine months ended September 30, 2009 compared to 6.7% for the same period in 2008.  For a discussion of the reasons for the decrease in average yields, see the discussion under “Average Balances and Effective Interest Rates” below.

Interest Income – Cash and Cash Equivalents

The decrease in interest income on cash and cash equivalents is primarily the result of a decrease in average rate that we earned on our cash and cash equivalents, which decreased to 0.05% for the nine months ended September 30, 2009 from 2.2% for the same period in 2008.

Interest Expense

The following table presents the significant components of interest expense.

	Nine Months Ended September 30,
(amounts in thousands)	2009	2008
Interest expense:
Securitization financing	$7,455	$10,212
Repurchase agreements	2,561	1,897
Obligation under payment agreement	1,217	1,207
Other	(7)	9
	$11,226	$13,325

Interest Expense – Securitization Financing

The following table summarizes the detail of the interest expense recorded on securitization financing bonds.

	Nine Months Ended September 30,
	2009			2008
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Securitization financing:
Secured by commercial mortgage loans	$8,289	$(1,192)	$7,097	$9,873	$(830)	$9,043
Secured by single-family mortgage loans	136	98	234	795	116	911
Other bond related costs	124	–	124	258	–	258
	$8,549	$(1,094)	$7,455	$10,926	$(714)	$10,212

Interest expense on commercial securitization financing decreased from $9.0 million for the nine months ended September 30, 2008 to $7.1 million for the same period in 2009.  The majority of this $1.9 million decrease is related to the $27.5 million (16.9%) decrease in the average balance of securitization financing, from $162.7 million in 2008 to $135.2 million in 2009 related to the scheduled and unscheduled payments on the mortgage loans collateralizing these bonds and the redemption of a securitization financing bond with a balance of $15.5 million during the period, which is discussed in more detail in the discussion of “Financial Condition” above.  In addition, securitization financing secured by commercial mortgage loans is fixed-rate and had a weighted average cost of 7.19% and 7.46% for the nine months ended September 30, 2009 and September 30, 2008, respectively.

The interest expense on single-family securitization financing decreased from $0.9 million for the nine months ended September 30, 2008 to $0.2 million for the same period of 2009.  This $0.7 million decrease is related to the $5.6 million (18.0%) decrease in the average balance of securitization financing, from $31.4 million in 2008 to $25.8 million in 2009 related to the prepayments on the mortgage loans collateralizing these bonds.  In addition, the cost of financing decreased from 3.91% for the nine months ended September 30, 2008 to 1.23% for the same period in 2009.  The financing is variable-rate based on one-month LIBOR which declined during the period.

Interest Expense – Repurchase Agreements

 The following table summarizes the components of interest expense by the type of securities collateralizing the repurchase agreements.

	Nine Months Ended September 30,
(amounts in thousands)	2009	2008
Interest expense:
Repurchase agreements collateralized by Agency MBS	$2,260	$1,796
Repurchase agreements collateralized by securitization financing bonds	301	101
	$2,561	$1,897

The $0.5 million increase in interest expense on repurchase agreements collateralized by Agency MBS to $2.3 million for the nine months ended September 30, 2009 was primarily related to a $335.7 million increase in the average balance of repurchase agreements outstanding for the nine months ended September 30, 2009 to $423.4 million from $87.6 million for the same period of 2008.  This increase was partially offset by a 202 basis point decrease in the average rate on the repurchase agreements from 2.74% for the nine months ended September 30, 2008 to 0.72% for the same period in 2009.

Interest expense on repurchase agreements collateralized by securitization bonds increased $0.2 million to $0.3 million for the nine months ended September 30, 2009 as compared to the same period in 2008.  This increase was due to a $15.0 million increase in the average balance outstanding to $19.2 million for the nine months ended September 30, 2009.  The increase in balance was primarily related to financing the securitization bond that was redeemed during 2009 with a repurchase agreement.  The effect of the increased balance on interest expense was partially offset by a 106 basis point decrease in the average rate on the repurchase agreements from 3.15% for the nine months ended September 30, 2008 to 2.09% for the same period in 2009.

Gain on Sale of Investments, Net

The $0.2 million gain on sale of investments for the nine months ended September 30, 2009 is primarily related to the sale of our remaining investment in the equity securities of publicly traded companies during the nine months ended September 30, 2009 which generated proceeds of approximately $3.7 million on securities in which we had a cost basis of approximately $3.4 million.  The gain of $2.4 million for the nine months ended September 30, 2008 is primarily related to the sale of approximately $10.0 million of equity securities during that period.

Provision for Loan Losses

During the nine months ended September 30, 2009, we added approximately $0.6 million of reserves for estimated losses on our securitized mortgage loan portfolio.  Approximately half of this amount was provided for estimated losses on our commercial mortgage loans, which includes $8.4 million of loans delinquent for 30 or more days at September 30, 2009.  We also provided approximately $0.2 million for estimated losses on our portfolio of securitized single family mortgage loans.

Equity in Income (Loss) of Joint Venture

Our interest in the operations of the joint venture, in which we hold a 49.875% interest, improved from a loss of $5.2 million to income of $1.5 million for the nine months ended September 30, 2008 and 2009, respectively.  The joint venture had interest income of approximately $1.9 million for the nine months ended September 30, 2009, which decreased by $1.5 million from the same period in 2008 as a result of one of its subordinate CMBS no longer receiving interest payments.  The subordinate CMBS stopped receiving interest payments due to an increase in the rates of the bonds senior to it in the same securitization.  The joint venture’s results were reduced by other-than-temporary impairment charges on its interest in CMBS of $1.4 million and $7.3 million for the nine months ended September 30, 2009 and 2008, respectively.

Fair Value Adjustments, Net

Fair value adjustments, net decreased from a net favorable adjustment of $5.5 million for the nine months ended September 30, 2008 to a net unfavorable adjustment of $0.3 million for the same period in 2009.  The fair value adjustment in 2008 primarily related to a decrease in the fair value of the obligation under payment agreement resulting from increases in the discount rates used in calculating its fair value during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, discount rates declined resulting in an increase in the fair value of the obligation under payment agreement and the recognition of the unfavorable fair value adjustment.  The effect of the decline in discount rates during 2009 was partially offset by a reduction of expected loan prepayments based on current market conditions.

Other Income

Other income decreased $6.8 million from $7.0 million for the nine months ended September 30, 2008 to $0.2 million for the same period in 2009.  Other income for the nine months ended September 30, 2008 is primarily due to the recognition of $2.7 million of income related to the redemption of a commercial securitization bond and a $3.4 million benefit related to our release from an obligation to fund certain mortgage servicing payments.  The obligation was related to payments we had been required to make to a former affiliate that was the servicer of manufactured housing loans that were originated by one of our subsidiaries in 1998 and 1999.  The servicer resigned effective July 1, 2008, which resulted in our release from the obligation to make further payments.

General and Administrative Expenses

Compensation and Benefits

Compensation and benefits expense increased by approximately $1.1 million to $2.8 million for the nine months ended September 30, 2009 from $1.7 million for the same period in 2008.  The increase was related to an increase in stock based compensation expense due to an increase in the closing price of our common stock from $7.85 at September 30, 2008 to $8.43 at September 30, 2009, which resulted in a stock based compensation expense of $0.4 million for the nine months ended September 30, 2009 compared to a stock based compensation benefit of $0.3 million for the same period in 2008. The remaining increase in compensation and benefits is primarily related to the salary, bonus and benefits associated with hiring two additional executive officers during the second half 2008.

Other General and Administrative

Other general and administrative expenses decreased by less than $0.1 million to $2.2 million for the nine months ended September 30, 2009 from $2.3 million for the same period in 2008.  The decrease is primarily related to certain one-time costs associated with expanding our investment platform and the related infrastructure that were incurred in 2008.

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

	Three Months Ended September 30,
	2009		2008
(amounts in thousands, except for percentages)	Average Balance(1)(2)	Effective Yield/Rate(3)	Average Balance(1)(2)	Effective Yield/Rate(3)
Agency MBS
Agency MBS	$531,280	4.13%	$213,574	4.45%
Repurchase agreements	485,924	(0.43%)	201,863	(2.75%)
Net interest spread		3.70%		1.70%

Securitized Mortgage Loans
Securitized mortgage loans	$231,004	7.13%	$257,310	7.81%
Securitization financing (4)	148,974	(6.25%)	185,882	(6.94%)
Repurchase agreements	29,312	(1.86%)	3,609	(2.58%)
Net interest spread		1.61%		0.95%

Other investments	$9,009	8.98%	$9,876	10.85%

Total
Interest earning assets	$771,293	5.09%	$480,760	6.38%
Interest bearing liabilities	664,210	(1.80%)	391,354	(4.74%)
Net interest spread		3.29%		1.64%

(1)	Average balances exclude unrealized gains and losses on available-for-sale securities.
(2)	Average balances exclude funds held by trustees except collateral received on defeased loans held by trustees.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective yields/rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

(4)	Effective rates are calculated excluding non-interest related securitization financing expenses.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The overall yield on interest-earning assets, which excludes cash and cash equivalents, decreased to 5.09% for the three months ended September 30, 2009 from 6.38% for the same period in 2008.  The overall cost of financing decreased from 4.74% for the three months ended September 30, 2008 to 1.80% for the same period in 2009.  This resulted in an overall increase in net interest spread of 165 basis points to 3.29% from 1.64%.  The reasons for the changes from 2008 to 2009 are discussed below by investment type.

Agency MBS

Net interest spread on Agency MBS improved to 3.70% for the three months ended September 30, 2009 from 1.70% for the same period in 2008 principally as a result of the decline in the cost of financing.  The cost of repurchase agreement financing decreased by 232 basis points as short term interest rates declined (as evidenced by LIBOR’s average decline of 235 basis points during the previous 12 months) resulting in an effective cost of 0.43% for the three months ended September 30, 2009 versus 2.75% for the same period in 2008.  The yield on Agency MBS decreased to 4.13% for the third quarter of 2009 compared to 4.45% for the same period in 2008 as a result of our acquisition of Agency MBS with rates that were on average lower than those we held in the portfolio as of September 30, 2008 as well as the rate resets during the period on Agency ARMs.

Securitized Mortgage Loans

The net interest spread for the three months ended September 30, 2009 for securitized mortgage loans was 1.61% versus 0.95% for the same period in 2008.  The increase in spread was a result of reduced financing costs and was partially offset by a decline in the effective rate on the loans.  The yield on securitized mortgage loans decreased from 7.81% for the quarter ended September 30, 2008 to 7.13% for the same period in 2009 as a result of a 131 basis points decrease in the average yield on our single-family mortgage loans for the three months ended September 30, 2009.  The majority of our single-family mortgage loans (87% at September 30, 2009) are variable-rate, with indices based principally on LIBOR, and were resetting at lower rates between September 30, 2008 and September 30, 2009.

The cost of securitization financing decreased to 6.25% for the quarter ended September 30, 2009 from 6.94% for the same period in 2008.  This decrease resulted from the purchase during March 2009 of a fixed-rate bond collateralized by commercial multi-family mortgage loans and a $22.2 million reduction in the average balance of the higher yielding fixed-rate commercial securitization financing, as a result of principal payments between September 30, 2008 and September 30, 2009.  Also, LIBOR rates on the variable-rate bond collateralized by single-family loans decreased 235 basis points during the last 12 months.

The average rate on our repurchase agreements that finance securitized mortgage loans declined along with LIBOR during the period.  In addition, the average outstanding balance of these repurchase agreements increased $25.7 million as the commercial loan-backed bond which was purchased in March 2009 was replaced with repurchase agreement financing.

Other Investments

The yield on other investments decreased by 187 basis points to 8.98% for the three months ended September 30, 2009 compared to the same period in 2008.  This decrease in yield was primarily due to the prepayment of higher yielding loans and discontinuance of interest accrual on a commercial loan.

	Nine Months Ended September 30,
	2009		2008
(amounts in thousands, except for percentages)	Average Balance(1) (2)	Effective Yield/Rate(3)	Average Balance(1) (2)	Effective Yield/Rate(3)

Agency MBS
Agency MBS	$464,430	4.30%	$98,658	4.39%
Repurchase agreements	423,360	(0.72%)	87,613	(2.74)%
Net interest spread		3.58%		1.65%

Securitized Mortgage Loans
Securitized mortgage loans	$237,274	7.38%	$267,036	7.98%
Securitization financing (4)	160,963	(6.24%)	194,144	(6.88%)
Repurchase agreements	19,232	(2.09%)	4,275	(3.15%)
Net interest spread		1.59%		1.18%

Other investments	$9,262	9.32%	$13,040	11.27%

Total
Interest earning assets	$710,966	5.39%	$378,734	7.16%
Interest bearing liabilities	603,555	(2.23%)	286,032	(5.56%)
Net interest spread		3.16%		1.60%

(1)	Average balances exclude unrealized gains and losses on available-for-sale securities.
(2)	Average balances exclude funds held by trustees except collateral received on defeased loans held by trustees.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective yields/rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

(4)	Effective rates are calculated excluding non-interest related securitization financing expenses.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The overall yield on interest-earning assets, which excludes cash and cash equivalents, decreased to 5.39% for the nine months ended September 30, 2009 from 7.16% for the same period in 2008.  The overall cost of financing decreased from 5.56% for the nine months ended September 30, 2008 to 2.23% for the same period in 2009.  This resulted in an overall increase in net interest spread of 156 basis points.  The reasons for the changes from 2008 to 2009 are discussed below by investment type.

Agency MBS

Net interest spread on Agency MBS improved to 3.58% for the nine months ended September 30, 2009 from 1.65% for the same period in 2008 principally as a result of the decline in the cost of financing.  The cost of repurchase agreement financing decreased by 202 basis points as short term interest rates declined (as evidenced by LIBOR’s average decline of 235 basis points during the previous 12 months) resulting in an effective cost of 0.72% for the nine months ended September 30, 2009 versus 2.74% for the same period in 2008.  The yield on Agency MBS decreased to 4.30% for the nine months ended September 30, 2009 compared to 4.39% for the same period in 2008 as a result of our acquisition of Agency MBS with rates that were on average lower than those we held in the portfolio as of September 30, 2008 as well as the rate resets during the period on Agency ARMs.

Securitized Mortgage Loans

The net interest spread for the nine months ended September 30, 2009 for securitized mortgage loans was 1.59% versus 1.18% for the same period in 2008.  The increase in spread was a result of reduced financing costs and was partially offset by a decline in the effective rate on the loans.  The yield on securitized mortgage loans decreased from 7.98% for the nine months ended September 30, 2008 to 7.38% for the corresponding period in 2009 primarily as a result of a 147 basis point decrease in the average yield on our single-family mortgage loans to 5.61% for the nine months ended September 30, 2009.  The majority of our single-family mortgage loans (87% at September 30, 2009) are variable-rate and were resetting at lower rates between September 30, 2008 and September 30, 2009.

The cost of securitization financing decreased to 6.24% for the nine months ended September 30, 2009 from 6.88% for the same period in 2008.  This decrease resulted from the purchase in March 2009 of a fixed-rate bond collateralized by commercial multi-family mortgage loans and a $19.3 million reduction in the average balance of the higher yielding fixed-rate commercial securitization financing, as a result of principal payments between September 30, 2008 and September 30, 2009.  Also, LIBOR rates on the variable-rate bond collateralized by single-family loans decreased 247 basis points during the last 12 months.

The average rate on our repurchase agreements that finance our securitized mortgage loans declined along with LIBOR during the period.  In addition, the average outstanding balance of these repurchase agreements increased $15.2 million as the commercial loan-backed bond which was purchased in March 2009 was replaced with repurchase agreement financing.

Other Investments

The yield on other investments decreased 195 basis points to 9.32% for the nine months ended September 30, 2009 compared to the same period in 2008.  This decrease in yield was primarily due to the prepayment of higher yielding warehouse loans and discontinuance of interest accrual on an impaired commercial warehouse loan.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based in large part upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities.  We base these estimates and judgments on historical experience and assumptions believed to be reasonable under current facts and circumstances.  Actual results, however, may differ from the estimated amounts we have recorded.

Our accounting policies that require significant management estimates, judgments or assumptions and are considered critical to our results of operations or financial position relate to consolidation of subsidiaries, securitization, fair value measurements, impairments, allowance for loan losses and amortization of premiums/discounts on Agency MBS.  Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”  There have been no changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as discussed in “Use of Estimates” in Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

RECENTLY ISSUED ACCOUNTING STANDARDS

For a discussion of recently adopted accounting standards and recently issued accounting standards which are not yet effective and the impact, if any, on our financial statements, see “Recently Issued Accounting Standards” in Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our investments and operations from a variety of sources, including a mix of collateral-based short-term financing sources such as repurchase agreements, collateral-based long-term financing sources such as securitization financing, equity capital, and net earnings.

As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year.  We generally fund our dividend distributions through our cash flows from operations.  If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions would generally be funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale).  Alternatively, we have the ability to utilize our NOL carryforwards to offset taxable income and therefore our REIT distribution requirement, giving us the flexibility to reduce our REIT distribution requirements.  This would allow us to retain capital and increase our book value per common share and also increase our liquidity by reducing or eliminating our dividend payout to common shareholders.  We have paid a $0.23 dividend on our common stock for each of the last five quarters.  On several occasions that amount has exceeded our taxable income distribution requirement and was funded using our excess cash.

During the third quarter of 2009, we purchased $103.6 million of Agency MBS using $85.7 million in repurchase agreements and $17.9 million in equity capital to finance the acquisitions.  For the nine months ended September 30, 2009, we purchased $364.6 million of Agency MBS using $334.0 million in repurchase agreements and $30.6 million in equity capital to finance the acquisitions.  For the three and nine months ended September 30, 2009, we received principal payments on Agency MBS of $36.8 million and $85.7 million, respectively.  We generally intend to hold our Agency MBS as a long-term investment, but we will occasionally sell these securities when market conditions warrant or to manage our interest-rate risks or liquidity needs.

We initiated a controlled equity offering program (“CEOP”) on March 16, 2009 by filing a prospectus supplement under our shelf registration.  The CEOP allows us to offer and sell, from time to time through Cantor Fitzgerald & Co. (“Cantor”) as agent, up to 3,000,000 shares of our common stock in negotiated transactions or transactions that are deemed to be “at the market offerings”, as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.  We intend to use any net proceeds from the CEOP to acquire additional investments consistent with our investment policy and for general corporate purposes which may include, among other things, repayment of maturing obligations, capital expenditures, and working capital.

During the third quarter of 2009, we sold 402,250 shares of our common stock through the CEOP at a weighted average price of $8.27 per share, for which we received proceeds of $3.2 million, net of a $0.1 million sales commission paid to Cantor.  During the nine months ended September 30, 2009, we sold 1,392,250 shares of our common stock at a weighted average price of $7.10 per share.  As of September 30, 2009, there are 1,607,750 shares of our common stock remaining for offer and sale under the CEOP.

In deploying our capital, we typically utilize repurchase agreement financing which will subject us to liquidity risk driven by fluctuations in market values of the collateral pledged to support the repurchase agreement and the fact that repurchase agreements are uncommitted financings.  We will attempt to mitigate liquidity risk by limiting the investments that we purchase to higher-credit quality investments, and by managing certain aspects of the investments such as potential market value changes from changes in interest rates, as much as possible.  We will also seek to manage the ratio of our debt-to-equity in order to give us financial flexibility and allow us to better manage through periods of market volatility.  Our operating policies provide that repurchase agreements used to finance Agency MBS will be in the range of five to nine times to our invested equity capital and non-Agency MBS will be in the range of one to four times our invested equity capital.  Our current debt-to-equity ratio for Agency MBS at September 30, 2009 was approximately six times our invested equity capital.  Our current debt-to-equity capital for non-Agency MBS was one times our invested equity capital at September 30, 2009.  Our overall debt-to-equity ratio including securitization financing was approximately four and a half times our invested equity capital at September 30, 2009.

At the inception of the repurchase agreement, we post margin (i.e., collateral deposits in excess of the repurchase agreement financing) to the counterparty lender in order to support the amount of the financing and to give the lender a cushion against fluctuations in the value of the collateral pledged.  The repurchase agreement lender can request that we post additional margin (or “margin calls”) in the event of a decline in value of the collateral pledged.  If we fail to meet this margin call, the lender has the right to terminate the repurchase agreement and immediately sell the collateral.  If the proceeds from the sale of the collateral are insufficient to repay the entire amount of the repurchase agreement outstanding, we would be required to repay any shortfall.  All of our repurchase agreements provide that the lender is responsible for obtaining collateral valuations, but such collateral valuations must be from a generally recognized source agreed to by both us and the lender, or the most recent closing quotation of such source.  Repurchase agreement borrowings generally will have a term of between one and three months and carry a rate of interest based on a spread to an index such as LIBOR.  Our repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms.  If we fail to repay the lender at maturity, the lender has the right to immediately sell the collateral and pursue us for any shortfall if the sales proceeds are inadequate to cover the repurchase agreement financing.

The use of repurchase agreements subjects us to counterparty risk.  Our repurchase agreement lending counterparties are both foreign and domestic institutions, and we believe substantially all of these institutions have received some form of assistance from their respective federal government or central bank.  To protect against unforeseen reductions in our borrowing capabilities, we maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties and an asset “cushion” comprised of cash and cash equivalents, unpledged Agency MBS and collateral in excess of margin requirements held by our counterparties, in order to meet potential margin calls or to repay lenders in the event the repurchase agreement financing is not renewed at maturity.  In addition, at September 30, 2009, we had cash and unpledged Agency MBS of $76.8 million.  In addition to these measures, we manage our debt-to-equity ratio as discussed above.  In the normal course of our business, we continually seek to obtain new repurchase agreement counterparties.  Since the beginning of 2009, we have seen the amount of repurchase agreement availability increase and the terms improve, including the availability of extended repurchase agreement maturities, declining borrowing costs, and the extension of credit to non-Agency MBS.

As previously noted, securitization financing represents bonds issued that are recourse only to the assets pledged as collateral to support the financing and are not otherwise recourse to us.  At September 30, 2009, we had $148.2 million of securitization financing outstanding, most of which carries a fixed-rate of interest.  The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk and cannot otherwise be put to us.  Each series is also subject to redemption at our option, according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bond equals 35% or less of the original principal balance of the bonds.  At September 30, 2009, we had the right to redeem $0.2 million in securitization financing, which carries a coupon of 8.82%.

We believe that we have adequate financial resources to meet our obligations, including margin calls, to fund dividends that we declare and to fund our operations.  Should the global credit markets destabilize, causing market volatility in the prices of investments that we own or causing weakness in financial institutions similar to that seen in late 2008 through the middle of 2009, we may be subject to margin calls from fluctuating values of assets pledged to support repurchase agreement financing, or financial institutions may be unable or unwilling to renew such financing depending on the severity of the market volatility.  In such an instance, we may be forced to liquidate investments in potentially unfavorable market conditions.

Off-Balance Sheet Arrangements. As of September 30, 2009, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations.  As of September 30, 2009, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

•	our ability to borrow to continue to finance our assets,
•	availability of suitable reinvestment opportunities,
•	fluctuations in interest rates and the market value of our investments, particularly in response to changes in government policy,
•	defaults by borrowers and/or guarantors of our investments,
•	fluctuations in property capitalization rates and values of commercial real estate,

•	uncertainty around government policy, and the impact of regulatory changes, the full impact of which is unknown at this time,
•	defaults by third-party servicers,
•	actual or expected changes in the rate of prepayments on our investments, particularly those that we own at a premium to their principal balance,
•	other general competitive factors,
•	our ability to maintain our qualification as a REIT for federal income tax purposes,
•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended,
•	the impact of Section 404 of the Sarbanes-Oxley Act of 2002,
•	changes in government regulations affecting our business; and
•	the impact of new accounting standards or changes in current accounting estimates and assumptions on our financial results.

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

Prepayment and Reinvestment Risk

We are subject to prepayment risk from premiums paid on our investments and for discounts accepted on the issuance of securitization financing.  In general, purchase premiums on our investments and discounts on securitization financing are amortized as a reduction in interest income or an increase in interest expense using the effective yield method under GAAP, adjusted for the actual and anticipated prepayment activity of the investment and/or securitization financing.  An increase in the actual or expected rate of prepayment will typically accelerate the amortization of purchase premiums or issuance discounts, thereby reducing the yield/interest income earned on such assets or increasing the cost of such financing.

We are also subject to reinvestment risk as a result of the prepayment, repayment or sale of our investments.  Yields on assets in which we invest now are generally lower than yields on existing assets that we may sell or which may be repaid, due to lower overall interest rates and more competition for these assets as investment assets.  In some cases such as Agency MBS, yields are near historic lows.  As a result, our interest income may decline in the future, resulting in lower earnings per share.  In order to maintain our investment portfolio size and our earnings, we need to reinvest our capital into new interest-earning assets.  If we are unable to find suitable reinvestment opportunities, interest income on our investment portfolio and investment cash flows could be negatively impacted.

Market Value Risk

Market value risk generally represents the risk of loss from the change in the value of a financial instrument due to fluctuations in interest rates and changes in the perceived risk in owning such financial instrument.  Certain of our investments are classified as available for sale and as such they are reflected at fair value in our financial statements.  Certain of our investments are carried at historical cost in accordance with GAAP.  Regardless of whether an investment is carried at fair value in our financial statements, we will monitor the change in its market value.  In particular, we will monitor changes in the value of investments which collateralize a repurchase agreement for liquidity management and other purposes.  We attempt to manage this risk by managing our exposure to factors that can impact the market value of our investments such as changes in interest rates.  We may also enter into derivative transactions, which would tend to increase in value when our investment portfolio decreases in value.  At September 30, 2009, we had not entered into any such derivative transactions.  See the analysis in “Tabular Presentation” below, which presents the estimated change in our portfolio given changes in market interest rates.

Liquidity Risk

We have liquidity risk principally from the use of recourse repurchase agreements to finance our ownership of securities.  Repurchase agreement financing is uncommitted short-term financing which finances a longer-term asset and thus there is a mismatch between the maturity of the asset and of the associated financing.  Repurchase agreements are recourse to both the assets pledged and to us.  Generally such agreements will have an original term to maturity of between 30 and 90 days and carry a rate of interest based on a spread to an index such as LIBOR.  Our repurchase agreements are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms.  If we fail to repay the lender at maturity, the lender has the right to immediately sell the collateral and pursue us for any shortfall if the sales proceeds are inadequate to cover the repurchase agreement financing.  At the inception of the repurchase agreement, we post margin to the lender (i.e., collateral deposits in excess of the repurchase agreement financing) in order to support the amount of the financing and to give the lender a cushion against fluctuations in the value of the collateral pledged.  The repurchase agreement lender can request that we post additional margin (or “margin calls”) in the event of a decline in value of the collateral pledged.  Should the value of our securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  If we fail to meet this margin call, the lender has the right to terminate the repurchase agreement and immediately sell the collateral.  If the proceeds from the sale of the collateral are insufficient to repay the entire amount of the repurchase agreement outstanding, we would be required to repay any shortfall. All of our repurchase agreements provide that the lender is responsible for obtaining collateral valuations, but such collateral valuations be from a generally recognized source agreed to by both us and the lender, or the most recent closing quotation of such source.  Given the uncommitted nature of repurchase agreement financing and the varying collateral requirements with regard to collateral quality and amount, we cannot assume that we will always be able to roll over our repurchase agreements as they mature.

In order to attempt to mitigate liquidity risk, we typically pledge only Agency MBS and ‘AAA’-rated non-Agency securities to secure our outstanding repurchase agreements.  Agency MBS generally are considered a highly liquid security and are generally less susceptible to extreme shifts in market value.  We attempt to maintain an appropriate amount of cash and unpledged investments in order to meet margin calls on our repurchase agreements and to fund our on-going operations.  See also “Liquidity and Capital Resources” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

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

The following table presents information at September 30, 2009 with respect to our investments and the amounts guaranteed, if applicable.

Investment (amounts in thousands)	Amortized Cost Basis	Amount of Guaranty	Guarantor	Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$600,927	$573,785	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	60,711	6,935	American International Group (“AIG”) (2)	A3
Single-family	21,046	20,602	PMI/GEMICO “Pool” Insurance	Ba3/Baa2
Defeased commercial loans	13,588	13,593	Fully secured with cash

Without Guaranty of Payment
Securitized mortgage loans:
Commercial	90,200	–
Single-family	44,217	–
Investment in joint venture	8,174	–
Other investments	8,534	–
	847,397	614,915

Allowance for loan losses	(4,126)	–

Total investments	$843,271	$614,915

(1)	Reflects lowest rating of the three nationally-recognized ratings agencies for the senior unsecured debt of the guarantor.
(2)	AIG, through its subsidiary AIG Retirement Services, Inc., will reimburse us for any loss on these loans as a pool up to the amount indicated.

Aside from guaranty of payment, we have also attempted to minimize our credit risk through the prudent underwriting of mortgage loans at their origination, investing in mortgage loans collateralized by multi-family low-income housing tax credit properties, the seasoning of the mortgage loans and the close monitoring of the performance of the servicers of the mortgage loans.  Where we have retained credit risk, we provide an allowance for loan loss.

For our securitized mortgage loans, we have limited our credit risk through the securitization process and the issuance of securitization financing.  The securitization process limits our credit risk from an economic point of view as the securitization financing is recourse only to the assets pledged.  Therefore, our risk is limited to the difference between the amount of securitized mortgage loans pledged in excess of the amount of securitization financing outstanding.  This difference is referred to as “overcollateralization.”  For further information see “Supplemental Discussion of Investments” in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table presents information with respect to securitized mortgage loans at September 30, 2009.

Investment Type(1) (amounts in thousand except percentages)	Amortized Cost Basis of Loans	Excess of Loans UPB over Securitization Financing UPB	Current Loan-to-Value based on Original Appraised Value	Amortized Cost Basis of Delinquent Loans(2)		Delinquency %
Commercial mortgage loans	$160,715	$40,637	47.9%	$7,938		5.09%
Single-family mortgage loans	65,016	38,808	51.7%	5,494	(3)	8.32%

(1)	The average seasoning in years for the commercial mortgage loans and the single-family mortgage loans are 13.2 years and 15.5 years, respectively, as of September 30, 2009.
(2)	Loans contractually delinquent by 30 or more days. No delinquent commercial loans have a guarantee of payment.
(3)
Of the $5,494 of delinquent single-family loans, approximately $1,786 are pool insured and, of the remaining $3,708,$1,118 of the loans made at least one payment within the 90 days prior to September 30, 2009.

Mortgage loans secured by low-income multifamily housing tax credit (“LIHTC”) properties account for 86% of our securitized commercial loan portfolio.  LIHTC properties are properties eligible for tax credits under Section 42 of the Internal Revenue Code of 1986, as amended (the “Code”).  Section 42 of the Code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low-income families for as much as 90% of the eligible cost basis of the property.  Failure by the borrower to comply with certain income and rental restrictions required by Section 42 or, more importantly, a default on a mortgage loan financing a Section 42 property during the Section 42 prescribed tax compliance period (generally 15 years from the date the property is placed in service) can result in the recapture of previously used tax credits from the borrower.  The potential cost of tax credit recapture has historically provided an incentive to the property owner to support the property during the compliance period, including making debt service payments on the loan if necessary to keep the loan current.  The following table shows the weighted average remaining compliance period of our portfolio of LIHTC commercial loans at September 30, 2009 as a percent of the total LIHTC commercial loan portfolio.

Months remaining to end of compliance period	As a Percent of Unpaid Principal Balance
Compliance period already exceeded	36.7%
Up to one year remaining	16.8
Between one and three years remaining	46.5
Between four and six years remaining	–
Total	100.0%

There were five delinquent LIHTC commercial mortgage loans with a total unpaid principal balance of $8.4 million at September 30, 2009.  Of the five loans, two loans with an unpaid principal balance of $5.1 million were past their compliance period, and three loans with unpaid principal balances of $0.5 million, $1.2 million and $1.7 million have compliance periods that will expire in 7 months, 9 months and 15 months, respectively.  There were two delinquent LIHTC commercial mortgage loans at December 31, 2008.

Interest Rate Risk

Our investments on a leveraged basis subject us to interest rate risk.  This risk arises from the difference in the timing of resets of interest rates on our investments versus the associated borrowings or differences in the indices on which the investments reset versus the borrowings.  At any given time, our investments may consist of Hybrid Agency ARMs which have a fixed-rate of interest for an initial period, Agency ARMs or adjustable-rate mortgage loans which generally have interest rates which reset annually based on a spread to an index such as LIBOR and which are subject to interim and lifetime interest rate caps, and fixed-rate mortgage loans.  Of our Agency ARMs and adjustable-rate loans, approximately 9% of these loans reset based upon the level of six month LIBOR, 81% reset based on the level of one-year LIBOR and 10% reset based on the level of one-year CMT.  Periodic or lifetime interest rate caps could limit the amount that the interest rate may reset.  Generally the borrowings used to finance these assets will have interest rates resetting every 30 to 90 days and they will not have periodic or lifetime interest rate caps.  Periodic caps on our investments range from 1-2% annually, and lifetime caps are generally 5%.  In addition, certain of our securitized mortgage loans have a fixed-rate of interest and are financed with borrowings with interest rates that adjust monthly.  During a period of rising short-term interest rates, the rates on our borrowings will reset higher on a more frequent basis than the interest rates on our investments, decreasing our net interest income earned and the corresponding cash flow on our investments.  Conversely, net interest income may increase following a fall in short-term interest rates.  This increase may be temporary as the yields on the adjustable-rate loans adjust to the new market conditions after a lag period.  The net interest income may also be increased or decreased by the proceeds or costs of interest rate swap, cap or floor agreements, to the extent that we have entered into such agreements.

At September 30, 2009, the interest rates on our Agency MBS and securitized mortgage loans investments and the associated borrowings, if any, on these investments will prospectively reset based on the following time frames (not considering the impact of prepayments):

	Investments		Borrowings
(amounts in thousands)	Amounts (1)	Percent	Amounts	Percent
Fixed-Rate Investments/Obligations	$173,161	20.9%	$132,172	18.8%

Adjustable-Rate Investments/Obligations:
Less than 3 months	39,192	4.7	570,327	81.2
Greater than 3 months and less than 1 year	293,697	35.4	–	–
Greater than 1 year and less than 2 years	109,098	13.1	–	–
Greater than 2 years and less than 3 years	157,863	19.0	–	–
Greater than 3 years and less than 5 years	57,678	6.9	–	–
Total	$830,689	100.0%	$702,499	100.0%

(1)	The investment amount represents the fair value of the related securities and amortized cost basis of the related loans, excluding any related allowance for loan losses.

At December 31, 2008, the interest rates on our investments and the associated borrowings, if any, on these investments were to reset based on the following time frames (not considering the impact of prepayments):

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

Adjustable rate mortgage loans collateralize our Hybrid Agency and Agency ARM MBS portfolio.  As discussed earlier, the interest rates on the adjustable rate mortgage loans are typically fixed for a predetermined period and then reset generally annually to an increment over a specified interest rate index.  The following tables present information about the lifetime and interim interest rate caps on our Hybrid Agency and Agency ARM MBS portfolio as of September 30, 2009:

Lifetime Interest Rate Caps on ARM MBS		Interim Interest Rate Caps on ARM MBS
	% of Total		% of Total
9.0% to 10.0%	34.87%	1.0%	1.36%
10.1% to 11.0%	50.69%	2.0%	34.09%
11.1% to 12.0%	14.44%	5.0%	64.55%
	100.00%		100.00%

Interest rate caps impact a security’s yield and its ability to reset to market interest rates.

In an effort to mitigate the interest-rate risk associated with the mismatch in the timing of the interest rate resets in our investments versus our borrowings, we may enter into derivative transactions such as interest rate swaps, which are intended to serve as hedges against future interest rate increases on our repurchase agreements, which rates are typically LIBOR based.  In a rising rate environment, swaps generally result in interest savings, while in a declining interest rate environment, swaps would generally result in our paying the stated fixed-rate on the notional amount for each of the swap transactions, which could be higher than the market rate.

When measuring the sensitivity of our Agency MBS investments to changes in interest rates, we take into account both anticipated coupon resets and expected prepayments.  In measuring our repricing gap (i.e., the weighted average time period until our Agency MBS are expected to prepay or reprice, less the weighted average time period for repurchase agreement liabilities to reprice (or “Repricing Gap”)), we measure the difference between: (a) the weighted average months until the next coupon adjustment or projected prepayment on the Agency MBS investments; and (b) the months remaining until our repurchase agreements mature, applying the same projected prepayment rate and including the impact of derivative transactions, if any.  A CPR, or constant prepayment rate, is applied in order to reflect, to a certain extent, the prepayment characteristics inherent in our interest-earning assets and interest-bearing liabilities.

The following table presents information at September 30, 2009 about the repricing gap on our Agency MBS investments based on contractual maturities (i.e., 0% CPR), and applying a 15% CPR, 25% CPR and 35% CPR.  This table does not assume reinvestment of any prepayments.

CPR	Estimated Months to Asset Reset or Expected Prepayment	Estimated Months to Liabilities Reset	Repricing Gap in Months
0% (1)	20 months	1 month	19 months
15%	17 months	1 month	16 months
25%	15 months	1 month	14 months
35%	13 months	1 month	12 months

(1)	Reflects contractual maturities, which do not consider any prepayments.

TABULAR PRESENTATION

We monitor the aggregate cash flow, projected net interest income, and estimated market value of our investment portfolio under various interest rate assumptions.  The table below presents the projected impact that immediate changes, or “shocks”, to the interest rate environment would have had on our annual projected net interest income and projected portfolio value for all of our interest rate-sensitive assets and liabilities if such an environment had existed as of September 30, 2009.

Basis Point Change in Interest Rates	Percentage change in projected net interest income	Percentage change in projected market value

+200	(23.34)%	(9.21)%
+100	(8.58)%	(3.86)%
0	–	–
-100	(5.86)%	2.08%
-200	(20.38)%	2.78%

The percentage change in projected net interest income equals the change that would occur in estimated net interest income for the next twenty-four months relative to the 0% change scenario if interest rates were to instantaneously shift, in parallel, to and remain at the stated level for the next twenty-four months.

The percentage change in projected market value equals the change in value of our assets that we carry at fair value rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements, in the event of an interest rate shift as described above.

The analysis above is heavily dependent upon the assumptions used in the model.  The effect of changes in future interest rates beyond the forward LIBOR curve, the shape of the yield curve or the mix of our assets and liabilities may cause actual results to differ significantly from the modeled results.  In addition, certain investments which we own provide a degree of “optionality.” The most significant option affecting the portfolio is the borrowers’ option to prepay the loans.  The model applies CPR prepayment rate assumptions representing management’s estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio.  For our Agency MBS investments, prepayment rates are adjusted based on modeled and management estimates for each of the rate scenarios set forth above.  CPR assumptions for Agency MBS ranged from 46% CPR in the -200 basis point rate change scenario to 23% CPR for the +200 basis point rate change scenario.  For all the other investments, the model applies the same prepayment rate assumptions for all five cases indicated above.  The extent to which borrowers exercise their options to prepay may cause actual results to significantly differ from the modeled results.  Furthermore, the projected results assume no additions or subtractions to our portfolio, and no change to our liability structure.  Historically, there have been significant changes in our investment portfolio and the liabilities incurred by us in response to interest rate movements, as such changes are a tool by which we can mitigate interest rate risk in response to changed conditions.  As a result of anticipated prepayments on assets in the investment portfolio, there are likely to be such changes in the future.

Item 4.                      Controls and Procedures

Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dynex Capital, Inc., MERIT Securities Corporation, a subsidiary (“MERIT”), and the former president and current Chief Operating Officer and Chief Financial Officer of Dynex Capital, Inc., (together, “Defendants”) are defendants in a putative class action complaint alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund (“Teamsters”), as previously discussed in prior filings.  The complaint was filed on February 7, 2005 and a second amended complaint was originally filed on August 6, 2008.  The second amended complaint seeks unspecified damages and alleges, among other things, misrepresentations in connection with the issuance of and subsequent reporting on certain securitization financing bonds issued by MERIT in 1998 and 1999.  On October 19, 2009, the District Court substantially denied the Defendants’ motion to dismiss the second amended complaint.  The Company has evaluated the allegations made in the complaint and believes them to be without merit and intends to vigorously defend itself against them.

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
None

Item 3.                      Defaults Upon Senior Securities

None

Item 4.                      Submission of Matters to a Vote of Security Holders

None

Item 5.                      Other Information

None

Item 6.                      Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective July 9, 2008 (incorporated herein by reference to Exhibit 3.1 to Dynex’s Current Report on Form 8-K filed July 11, 2008).
3.2	Amended and Restated Bylaws, effective March 26, 2008 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed April 1, 2008).
10.6	Employment Agreement, dated as of July 31, 2009, between Dynex Capital, Inc. and Thomas B. Akin (filed herewith).
10.9	Dynex Capital, Inc. ROAE Bonus Program, as amended October 8, 2009 (filed herewith).
10.12	Employment Agreement, dated as of July 31, 2009, between Dynex Capital, Inc. and Byron L. Boston (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DYNEX CAPITAL, INC.

Date: November 9, 2009	/s/ Thomas B. Akin
Thomas B. Akin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2009	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)