Form 10-K
period 2009-12-31
DYNEX CAPITAL INC
filed 2010-03-08
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Yes           ☑           No           ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes           ☐           No           ☑

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $90,065,635 based on the closing sales price on the New York Stock Exchange of $8.20.

Common stock outstanding as of March 1, 2010 was 14,182,912 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2010 annual meeting of shareholders, expected to be filed pursuant to Regulation 14A within 120 days from December 31, 2009, are incorporated by reference into Part III.

i

CAUTIONARY STATEMENT – This Annual Report on Form 10-K may contain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended.   We caution that any such forward-looking statements made by us are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements.  Some of the factors that could cause actual results to differ materially from estimates contained in our forward-looking statements are set forth in this Annual Report on Form 10-K for the year ended December 31, 2009.  See Item 1A, “Risk Factors” as well as “Forward-Looking Statements” set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, we refer to Dynex Capital, Inc. and its subsidiaries as “we,” “us,” or “our,” unless we specifically state otherwise or the context indicates otherwise.  The following defines certain commonly used terms in this Annual Report on Form 10-K:  MBS refers to mortgage-backed securities; CMBS refers to commercial mortgage-backed securities; RMBS refers to residential mortgage-backed securities; Agency MBS refers to our MBS that are issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. government, such as Ginnie Mae; Hybrid ARMs refers to ARMs that have interest rates that are fixed for a specified period of time and, thereafter, adjust generally annually to an increment over a specified interest rate index; ARMs refers to adjustable-rate mortgage loans which typically have interest rates that adjust annually to an increment over a specified interest rate index, and  includes Hybrid ARMs that are within twelve months of their initial reset date; and ARM MBS refers to MBS that are secured by ARMs. The date that the interest rate on an ARM adjusts based on the terms of that respective security is known as the reset date.

PART I

ITEM 1.	BUSINESS

We are a real estate investment trust, or REIT, which invests in mortgage securities and loans on a leveraged basis.  We were incorporated in Virginia on December 18, 1987 and commenced operations in February 1988.

We invest in mortgage-backed securities (“MBS”) issued or guaranteed by a federally chartered corporation, such as Federal National Mortgage Corporation (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as Government National Mortgage Association (“Ginnie Mae”).  MBS issued or guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae are commonly referred to as “Agency MBS”.  We initiated our Agency MBS strategy during the first quarter of 2008, and it has remained our primary investment strategy throughout 2009.

We also invest in commercial mortgage-backed securities (“CMBS”) and non-Agency residential mortgage-backed securities, (collectively, “non-Agency securities”) as well as securitized residential and commercial mortgage loans.  Substantially all of these securities and loans consist of, or are secured by, first lien mortgages which were originated by us from 1992 to 1998.  We are no longer originating loans.

We have generally financed our investments through a combination of repurchase agreements, securitization financing, and equity capital.  We employ leverage in order to increase the overall yield on our invested capital.  Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments.  Although our intention is generally to hold our investments on a long-term basis, we may occasionally sell investments prior to their maturity.

As a REIT, we are required to distribute to our shareholders as dividends on our preferred and common stock at least 90% of our taxable income, which is our income as calculated for income tax purposes after consideration of our tax net operating loss carryforwards (“NOLs”).  We had an NOL carryforward of approximately $156.7 million as of December 31, 2008.  We anticipate utilizing approximately $7.5 million of the NOL carryforward to offset our 2009 taxable income, but this amount is subject to change as we complete our 2009 tax return.  These NOLs do not begin to meaningfully expire until

2019.  Provided that we do not experience an ownership shift as defined under Section 382 of the Internal Revenue Code (“Code”), we may utilize the NOLs to offset portions of our distribution requirements for our REIT taxable income with certain limitations.  If we do incur an ownership shift under Section 382 of the Code, then the use of the NOLs to offset REIT distribution requirements may be limited.  We also have a taxable REIT subsidiary which has a NOL carryforward of approximately $4.2 million as of December 31, 2008.  For further discussion, see “Federal Income Tax Considerations.”

Investment Strategy

Our investment strategy contemplates the allocation of our capital in investments that in our view have attractive risk-adjusted return profiles.  Because we use leverage to enhance the returns on our invested capital, we must evaluate the attractiveness and risk of any investment based on the actual amount of the investment and the amount of equity capital (i.e., investment less leverage) allocated to each investment.    Our strategy for the last several years has included the investment in short-duration, high-grade Agency MBS with less exposure to credit risk, interest rate risk, and liquidity risk (i.e., the risk that the security cannot be leveraged).  In 2009, we also began investing in CMBS rated ‘AAA’ by at least one of the nationally recognized rating services.  During 2009, we increased our portfolio of Agency MBS by $282.5 million and our portfolio of non-Agency securities by $102.9 million primarily related to our acquisition of ‘AAA’ rated CMBS with a fair value of  $99.1 million as of December 31, 2009.

We have invested our capital primarily in Agency MBS because of the attractive risk-adjusted return profile of that strategy.  We expect to continue primarily investing in shorter-duration, high grade securities such as Agency MBS and ‘AAA’-rated CMBS and RMBS for the foreseeable future depending on the nature and risks of the investment, its expected return, and future economic and market conditions.

With respect to our investment in Agency MBS, we invest in Hybrid Agency ARMs and Agency ARMs and, to a lesser extent, fixed-rate Agency MBS.  Hybrid Agency ARMs are MBS collateralized by hybrid adjustable mortgage loans, which have a fixed-rate of interest for a specified period (typically three to ten years) and which then reset their interest rates at least annually to an increment over a specified interest rate index.  Hybrid Agency ARMs that are within twelve months of the end of their fixed-rate periods may be classified within Agency ARMs.  Agency ARMs are MBS collateralized by adjustable rate mortgage loans which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index.  As of December 31, 2009, our Agency MBS were collateralized by approximately $295.7 million in Hybrid Agency ARMs, $298.3 million in Agency ARMs, and $0.1 million in fixed rate MBS.

Interest rates on the ARM loans collateralizing the Hybrid Agency ARMs and Agency ARMs are based on specific index rates, such as the one-year constant maturity treasury (“CMT”) rate, the London Interbank Offered Rate (“LIBOR”), the Federal Reserve U.S. 12-month cumulative average one-year CMT (“MTA”), or the 11th District Cost of Funds Index (“COFI”).  These mortgage loans will typically have interim and lifetime caps on interest rate adjustments, or interest rate caps, limiting the amount that the rates on these loans may reset in any given period.

With respect to our remaining investments, we currently have $109.1 million in non-Agency securities, $150.4 million in securitized commercial mortgage loans, $62.1 million in securitized single-family residential mortgage loans, and $2.1 million in unsecuritized mortgage loans.  Of the non-Agency securities, $103.2 million are CMBS and $99.1 million of those are rated ‘AAA’.  The commercial mortgage loans and non-Agency securities generally carry a fixed rate of interest.  The single-family mortgage loans are predominantly variable rate based primarily on a spread to six month LIBOR.

Financing Strategy

As noted above, we use leverage to enhance the returns of our investments.  Currently, we use a combination of repurchase agreements and securitizations to finance our investments.  In addition, we have recently received approval to participate in the Term Asset-Backed Securities Loan Facility (“TALF”) program offered by the Federal Reserve Bank of New York.  This program is discussed further in the “Non-Agency securities” section below.  We may occasionally hedge our borrowing costs by entering into derivative instruments such as interest rate caps and interest rate swaps.  Below is a discussion of our financing strategy for our different investments.

Agency MBS

We finance our Agency MBS by borrowing against a substantial portion of the market value of these assets utilizing repurchase agreements.  Repurchase agreements are financings under which we pledge our Agency MBS as collateral to secure loans made by the repurchase agreement counterparty (i.e., the lender).  The amount borrowed under a repurchase agreement is usually limited by the lender to a percentage of the estimated market value of the pledged collateral, which is normally up to 95% for Agency MBS.  The difference between the market value of the pledged Agency MBS collateral and the amount of the repurchase agreement is the amount of equity we have in the position and is intended to provide the lender some protection against fluctuations of value in the collateral and/or the failure by us to repay the borrowing.

Under repurchase agreement arrangements, a lender may require that we pledge additional assets by initiating a margin call if the fair value of our pledged collateral declines below a required margin amount specified within the terms of the particular repurchase agreement.  Our pledged collateral fluctuates in value primarily due to principal payments and changes in market interest rates and spreads, prevailing market yields, actual or anticipated prepayment speeds and other market conditions.  Lenders may also initiate margin calls during periods of market stress.  If we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell the collateral pledged.  We will set aside securities and/or cash in order to lower our overall debt to equity ratio and to maintain financial flexibility to meet margin calls from our lenders.

With respect to financing our Agency MBS, we expect to maintain an effective debt to equity capital ratio of between five and nine times our equity capital invested in Agency MBS, although the ratio may vary from time to time depending upon market conditions and other factors.

Non-Agency Securities

We generally finance our ‘AAA’-rated non-Agency securities by borrowing against a portion of the market value of these assets utilizing repurchase agreements.   We are not currently borrowing against non-Agency securities that are rated below ‘AAA’.

 Like Agency MBS, the amount borrowed under a repurchase agreement for non-Agency securities is limited by the lender to a certain percentage of the estimated market value of the pledged collateral, which is normally up to 85% for non-Agency securities.  Similar to Agency MBS, we are subject to margin calls by lenders, and if we fail to meet any margin call, our lenders have the right to terminate the repurchase agreement and sell the collateral pledged.  We will set aside securities and/or cash in order to lower our overall debt to equity ratio and to maintain financial flexibility to meet margin calls from our lenders.  With respect to financing our non-Agency securities, we expect to maintain an effective debt to equity capital ratio of between two and five times our equity capital invested in non-Agency securities, although the ratio may vary from time to time depending upon market conditions and other factors.

Repurchase agreement borrowings generally will have a term of between one and three months and carry a rate of interest based on a spread to an index, such as LIBOR.  In prior years, repurchase agreement terms for certain collateral could be as long as one year, though such terms are less common in the marketplace today.  Repurchase agreement financing is provided principally by major financial institutions and major broker-dealers.  A significant source of liquidity for the repurchase agreement market is money market funds which provide collateral-based lending to the financial institutions and broker-dealer community that, in turn, is provided to the repurchase agreement market.  In order to reduce our exposure to counterparty related risk, we generally seek to diversify our exposure by entering into repurchase agreements with multiple lenders.  Together with Agency MBS, our maximum net exposure, which is defined as the difference between the amount loaned to us plus accrued interest payable and the value of the securities pledged by us as collateral plus accrued interest receivable, to any single repurchase agreement lender was $18.0 million as of December 31, 2009.

In June 2009, the New York Federal Reserve began accepting certain ‘AAA’ rated CMBS as eligible collateral for financing under its TALF program.  The financing is on a non-recourse basis for periods ranging from three to five years.  This program will only be offered for a limited time as the financing of existing CMBS under TALF is set to expire in March 2010 and the financing of newly issued CMBS under TALF is set to expire in June 2010.  As of February 28, 2010, we have purchased $15.0 million in non-Agency CMBS of which $12.8 million is being financed under the TALF program.  We anticipate using additional financing under the TALF program for certain of our future CMBS investments.

In the future, we may use other sources of funding in addition to repurchase agreements and TALF borrowings to finance our Agency MBS and non-Agency portfolios including, but not limited to, other types of collateralized borrowings such as loan agreements, lines of credit, commercial paper, or the issuance of equity or debt securities.

Securitized Mortgage Loans

We have financed our securitized mortgage loans with securitization financing issued by us to third parties.  Through limited-purpose finance subsidiaries the Company has issued non-recourse bonds pursuant to indentures which are collateralized by the mortgage loans.  Each series of securitization financing may consist of various classes of bonds at either fixed or variable rates of interest and having varying repayment terms.  Payments received on securitized mortgage loans and reinvestment income earned thereon is used to make payments on the securitization financing bonds.  As of December 31, 2009, we had approximately $119.7 million of securitization financing which carried a fixed-rate of interest and approximately $23.4 million which carried a variable-rate of interest which resets monthly based on a spread to LIBOR.

The obligations under securitization financing are payable solely from the cash flows generated by the securitized mortgage loans collateralizing the financing and are otherwise non-recourse to the Company.  The stated maturity date for each class of bonds is generally calculated based on the final scheduled payment date of the underlying collateral.  The actual maturity of each class will be directly affected by the rate of principal prepayments on the related collateral.  Generally we will have the right to redeem the securitization financing at its outstanding principal balance plus accrued interest after a certain date or once the securitization financing is paid down to a certain percentage of its original principal balance.  As a result, the actual maturity of any class of a series of securitization financing may occur earlier than its stated maturity.

Hedging Activities

We have and will continue to use derivative instruments to hedge our exposure to changes in interest rates.  For example, during a period of rising interest rates, we may be exposed to reductions in our net interest income because interest rates on our investments may not reset as frequently as the interest rates on our repurchase agreement and securitization financing borrowings, or if we have financed fixed rate assets with floating rate borrowings.  In an effort to protect our net interest income during a period of rising interest rates, we may enter into certain hedging transactions including entering into interest rate swap agreements and interest rate cap agreements.

An interest rate swap agreement allows us to fix the borrowing cost on a portion of our repurchase agreement or securitization financing for a specified period of time.  Typically in an interest rate swap transaction, we will pay an agreed upon fixed rate of interest determined at the time of entering into the agreement for a period typically between two and five years while receiving interest based on a floating rate such as LIBOR.  An interest rate cap agreement is a contract whereby we, as the purchaser, pay a fee in exchange for the right to receive payments equal to the principal (i.e., notional amount) times the difference between a specified interest rate and a future interest rate (typically LIBOR) during a defined “active” period of time.  During the fourth quarter of 2009, we entered into three interest rate swap agreements which are discussed further in Item 7, “Management’s Discussion and Analysis of Financial Condition” and in Note 11 to the consolidated financial statements.   As of December 31, 2009, we had $105 million in interest rate swaps with a weighted average fixed rate of interest of 1.67%.  We have not entered into any interest rate cap agreements as of December 31, 2009.

In addition, in a period of rising rates we may experience a decline in the carrying value of our Agency MBS and non-Agency securities, which will impact our shareholders’ equity and common book value per share.  As a result, we may also utilize derivative financial instruments such as interest rate swap and interest rate cap agreements in an effort to protect our book value.

Competition

The financial services industry is a highly competitive market in which we compete with a number of institutions with greater financial resources.  In purchasing portfolio investments, we compete with other mortgage REITs, investment banking firms, savings and loan associations, commercial banks, hedge funds, mortgage bankers, insurance companies, federal agencies and other entities, many of which have much greater financial resources and a lower cost of capital than we do.  Increased competition in the market may drive prices of investments to unacceptable levels for the Company and could adversely impact our ability to borrow under repurchase agreements.

Government Policy

The volatility experienced in the credit markets over the last several years resulted in extraordinary and often coordinated measures by global central banks and governments to restore liquidity to the credit markets.  Some of these activities included participation in markets by central banks and governments in which they would not normally participate. For example, among other programs, the U.S. Treasury Department (“Treasury”) and the Federal Reserve initiated programs to purchase Agency MBS in the open market pursuant to a congressional authority.  These programs expire as of December 31, 2009 and in March 2010, respectively.  Through February 16, 2010, the Treasury and Federal Reserve have purchased a combined total of $1.4 trillion in Agency MBS, which is comprised mostly of 30-year and 15-year fixed rate mortgages.  The Treasury and Federal Reserve purchases of Agency MBS have resulted in increased prices of all Agency MBS, including Hybrid ARMs and ARMs, which has resulted in an increased market value of our portfolio of Agency MBS.  In addition, the New York Federal Reserve has initiated the TALF financing program for certain types of securities as discussed above.  Active participation by governmental entities in the private markets has resulted in generally more liquid and less volatile markets, while causing asset prices to increase and yields to decrease correspondingly.

Over time as the credit markets function more normally, the Treasury and the Federal Reserve will likely withdraw from participating in or providing liquidity to the private markets.  However, until that time, government participation in private markets will continue to impact supply, values, and the liquidity of these markets.  The impact on the markets of the withdrawal of governmental entities is uncertain and market reactions to such withdrawal could be severe.

FEDERAL INCOME TAX CONSIDERATIONS

As a REIT, we are required to abide by certain requirements for qualification as a REIT under the Code.  The REIT rules generally require that a REIT invest primarily in real estate-related assets, that our activities be passive rather than active and that we distribute annually to our shareholders substantially all of our taxable income, after certain deductions, including deductions for NOL carryforwards.  We could be subject to income tax if we failed to satisfy those requirements.  We use the calendar year for both tax and financial reporting purposes.

There may be differences between taxable income and income computed in accordance with U.S. generally accepted accounting principles (“GAAP”).  These differences primarily arise from timing differences in the recognition of revenue and expense for tax and GAAP purposes.  We had NOL carryforwards of approximately $156.7 million as of December 31, 2008, which expire principally between 2019 and 2020.  We anticipate utilizing $7.5 million of the NOL carryforward to offset our 2009 taxable income, but this amount is subject to change as we complete our 2009 tax return.

Failure to satisfy certain Code requirements could cause us to lose our status as a REIT.  If we failed to qualify as a REIT for any taxable year, we may be subject to federal income tax (including any applicable alternative minimum tax) at regular corporate rates and would not receive deductions for dividends paid to shareholders.  We could, however, utilize our NOL carryforwards to offset any taxable income.  In addition, given the size of our NOL carryforwards, we could pursue a business plan in the future in which we would voluntarily forego our REIT status.  If we lost or otherwise surrendered our status as a REIT, we could not elect REIT status again for five years.  Several of our investments in securitized mortgage loans have ownership restrictions limiting their ownership to REITs.  Therefore, if we chose to forego our REIT status, we would have to sell these investments or otherwise provide for REIT ownership of these investments.  In addition, many of our repurchase agreement lenders require us to maintain our REIT status.    If we lost our REIT status these lenders have the right to terminate any repurchase agreement borrowings at that time.

We also have a taxable REIT subsidiary (“TRS”), which had a NOL carryforward of approximately $4.2 million as of December 31, 2008. As we have not yet completed our 2009 tax return, we do not know the balance of this NOL carryforward as of December 31, 2009.  The TRS has limited operations, and, accordingly, we have established a full valuation allowance for the related deferred tax asset.

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

Nature and Diversification of Assets.  At the end of each calendar quarter, we must meet multiple asset tests.  Under the “75% asset test”, at least 75% of the value of our total assets must represent cash or cash items (including receivables), government securities or real estate assets.  Under the “10% asset test,” we may not own more than 10% of the outstanding voting power or value of securities of any single non-governmental issuer, provided such securities do not qualify under the 75% asset test or relate to taxable REIT subsidiaries.  Under the “5% asset test,” ownership of any stocks or securities that do not qualify under the 75% asset test must be limited, in respect of any single non-governmental issuer, to an amount not greater than 5% of the value of our total assets (excluding ownership of any taxable REIT subsidiaries).

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

EMPLOYEES

As of December 31, 2009, we had 13 employees and one corporate office in Glen Allen, Virginia.  We believe our relationship with our employees is good.  None of our employees are covered by any collective bargaining agreements, and we are not aware of any union organizing activity relating to our employees.

Executive Officers of the Registrant

Name (Age)	Current Title	Business Experience
Thomas B. Akin (58)	Chairman of the Board and Chief Executive Officer	Chief Executive Officer since February 2008; Chairman of the Board since 2003; managing general partner of Talkot Capital, LLC since 1995.
Stephen J. Benedetti (47)	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Executive Vice President and Chief Operating Officer since November 2005; Executive Vice President and Chief Financial Officer from September 2001 to November 2005 and beginning again in February 2008.

Byron L. Boston (51)	Chief Investment Officer
Chief Investment Officer since April 2008; President of Boston Consulting Group from November 2006 to April 2008; Vice Chairman and Executive Vice President of Sunset Financial Resources, Inc. from January 2004 to October 2006.

AVAILABLE INFORMATION
We are subject to the reporting requirements of the Securities Act of 1934 (“Exchange Act”), as amended, and its rules and regulations. The Exchange Act requires us to file reports, proxy statements, and other information with the SEC. Copies of these reports, proxy statements, and other information can be read and copied at:

SEC Public Reference Room
100 F Street, N.E.
Washington, D.C. 20549

Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s home page at http://www.sec.gov.

Our website can be found at www.dynexcapital.com.  Our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available free of charge through our website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

We have adopted a Code of Business Conduct and Ethics (“Code of Conduct”) that applies to all of our employees, officers and directors.  Our Code of Conduct is also available free of charge on our website, along with our Audit Committee Charter, our Nominating and Corporate Governance Committee Charter, and our Compensation Committee Charter.  We will post on our website amendments to the Code of Conduct or waivers from its provisions, if any, which are applicable to any of our directors or executive officers in accordance with SEC or NYSE requirements.

ITEM 1A.	RISK FACTORS

Our business is subject to various risks, including those described below.  Our business, operating results, and financial condition could be materially and adversely affected by any of these risks.  Please note that additional risks not presently known to us or that we currently deem immaterial could also impair our business, operating results, and financial condition.

Risks Related to Access to Credit Markets

The success of our business is predicated on our access to the credit markets.  Failure to access credit markets on reasonable terms, or at all, could adversely affect our profitability and may, in turn, negatively affect the market price of shares of our common stock.

The credit markets have in recent years experienced extreme volatility, resulting in diminished financing capacity for mortgage investments.  We depend upon the availability of adequate funding for our operations.  Our access to capital depends upon a number of factors, over which we have little or no control, including:

-	General market and economic conditions;
-	The actual or perceived financial condition of credit market participants including banks, broker-dealers, hedge funds, and money-market funds, among others;

-	The impact of governmental policies and/or regulations on institutions with respect to activities in the credit markets;
-	Market perception of asset quality and liquidity of securities in which we invest; and
-	Market perception of our financial strength, our growth potential and the quality of our assets.

The recent volatility in the credit markets has demonstrated that general market conditions and the perceived effect on market participants can severely restrict the flow of capital to the credit markets.  In recent years, volatility in the credit markets significantly impacted many participants in these markets resulting in a meaningful reduction in the amount of liquidity available for participants.  When such an event occurs, lenders may be unwilling or unable to provide financing for our investments or may be willing to provide financing only at much higher rates.  This may impact our profitability by increasing our borrowing costs or by forcing us to sell assets.

In addition, the impairment of other financial institutions could negatively affect us. If one or more major market participants fails or otherwise experience a major liquidity crisis, as was the case for Lehman Brothers Holdings Inc. in September 2008, it could adversely affect the marketability of all fixed income securities and this could negatively impact the value of the securities we acquire, thus reducing our shareholders’ equity and book value.  Furthermore, if any of our potential lenders or any of our lenders are unwilling or unable to provide us with financing, we could be forced to sell our securities at time when prices are depressed or when we are under duress.

In addition, there is uncertainty as to governmental policies and/or regulations with respect to participants in the credit markets.  Much of the liquidity for the credit markets comes from money funds whose size and liquidity have been impacted by the recent low interest rate environment.  The Treasury has terminated its purchases of Agency MBS, which totaled approximately $220 billion as of December 31, 2009.  As of February 16, 2010, the Federal Reserve has purchased approximately $1.2 trillion in Agency MBS and will continue its purchases through March 2010.  The Federal Reserve has also indicated that at some point in the future it will conduct reverse repurchase operations in order to remove excess liquidity from the markets.  While the Federal Reserve is unlikely to conduct such operations until the markets have fully stabilized, such an event could constrain credit markets in the future.

Risks Related to Our Business

We invest in securities where the timely receipt of principal and interest is guaranteed by Fannie Mae and Freddie Mac.  Both Fannie Mae and Freddie Mac are currently under federal conservatorship and the Treasury has committed to purchasing preferred stock from each of these entities in order to ensure their adequate capitalization.  Efforts made to stabilize Fannie Mae and Freddie Mac may prove unsuccessful, which may impact their ability to perform under the guaranty.  If Fannie Mae and Freddie Mac are unable to perform on their guaranty, we are likely to incur losses on our investments in Agency MBS.

The payments we receive on the Agency MBS in which we invest depend upon payments on the mortgages underlying the MBS which are guaranteed by Fannie Mae and Freddie Mac.  Fannie Mae and Freddie Mac are U.S. Government-sponsored entities, but their guarantees are not explicitly backed by the full faith and credit of the United States.  Fannie Mae and Freddie Mac have reported substantial losses in recent years and a need for substantial amounts of additional capital. Such losses are due to these entities’ business model being tied extensively to the U.S. housing market which is in a severe contraction.  In response to the deteriorating financial condition of Fannie Mae and Freddie Mac, Congress and the Treasury have undertaken a series of actions to stabilize these entities including the creation of the Federal Housing Finance Agency, or FHFA, to enhance regulatory oversight over Fannie Mae and Freddie Mac.  FHFA has placed Fannie Mae and Freddie Mac into federal conservatorship.

In order to provide additional capital and to support the debt obligations issued by Fannie Mae and Freddie Mac, the Treasury and FHFA have entered into preferred stock purchase agreements between the Treasury and Fannie Mae and Freddie Mac, pursuant to which the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth.  Under this initiative, the Treasury has purchased or has committed to purchasing an unlimited amount of preferred stock of both Fannie Mae and Freddie Mac in order to ensure their solvency.  The Treasury also has established a new secured lending credit facility available to Fannie Mae and Freddie Mac until December 2010 which is intended to serve as a liquidity backstop.

Although the federal government has committed capital to Fannie Mae and Freddie Mac, there is no explicit guaranty of the obligations of these entities by the federal government, and there can be no assurance that these credit facilities and other capital infusions will be adequate for their needs or that the Treasury will not alter its support in the future. If the financial support is inadequate, these companies could continue to suffer losses and could fail to honor their guarantees of payment on Agency MBS in which we invest.   In such a case we are likely to experience losses on our Agency MBS.

The federal conservatorship of Fannie Mae and Freddie Mac may lead to structural changes in Agency MBS and/or Fannie Mae and Freddie Mac which may adversely affect our business.

As noted above, Fannie Mae and Freddie Mac are both under conservatorship and the Treasury has committed to purchasing preferred stock of each of these entities to support their capitalization.  The poor financial condition of these entities and their reliance on the Treasury for capital could alter or limit their future participation in the mortgage markets.  The outcome of the conservatorship of Fannie Mae and Freddie Mac is uncertain and could result in their liquidation, the combining of the two entities into one, or the consolidation of these entities with a government entity such as Ginnie Mae.  Any of these events could result in a meaningful change in the nature of their guarantees and the Agency MBS market.  The supply of new issue Agency MBS could be reduced or eliminated which would substantially impact a major component of our business model. While existing Agency MBS may not be impacted, it is uncertain whether such actions with respect to Fannie Mae and Freddie Mac will cause volatility in the pricing of Agency MBS.  A reduction in the supply of Agency MBS could also increase the pricing of Agency securities we seek to acquire, thereby reducing the spread between the interest we earn on our investments and our cost of financing those investments.

Attempts to stabilize the housing and mortgage market have resulted in the Treasury and Federal Reserve buying fixed-rate Agency MBS in an effort to lower overall mortgage rates.  During 2009, the Treasury and Federal Reserve purchased approximately $1.3 trillion in Agency MBS, or 81%, of the estimated $1.6 trillion of Agency MBS issued during 2009.  When the Treasury and Federal Reserve discontinue their purchases of Agency MBS, this may result in an increase in mortgage rates and substantial volatility in Agency MBS prices.

In an effort to support the U.S. housing market, the Treasury and Federal Reserve have become substantial buyers of Agency MBS.  While they have not purchased Hybrid Agency ARMs or Agency ARMs, their purchases of fixed rate Agency MBS have caused all Agency MBS to increase in price.  The Treasury announced it has discontinued its purchases of Agency MBS as of December 31, 2009 while the Federal Reserve has announced it will discontinue its purchases of Agency MBS in March 2010.  While the ultimate impact is unknown, the withdrawal of the Treasury and Federal Reserve from purchasing Agency MBS may cause prices of all Agency MBS to decline which would cause our shareholders’ equity to decline and may result in margin calls by our lenders for Agency MBS that are pledged as collateral for repurchase agreements.  If declines in prices are substantial, this may force us to sell assets at a loss or at an otherwise inopportune time in order to meet margin calls or repay lenders.

Mortgage loan modification programs and future legislative action may adversely affect the value of and the return on the single-family loans and securities in which we invest.

The U.S. Government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, has implemented programs designed to provide homeowners who are delinquent on their mortgage loans with alternatives to a lender-initiated foreclosure on their home.  These programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loan or to extend the payment terms of the loans.  In addition, the U.S. Congress has indicated support for additional legislative relief for homeowners at the expense of lender’s rights, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. Loan modifications such as these may cause the fair value of some of our investments to decline.  A decrease in the fair value of our investments that are pledged as collateral for repurchase agreements may result in margin calls by our lenders, which will negatively impact our liquidity.  We may be forced to sell assets at a loss or at a lower than expected return in order to meet margin calls or repay lenders.

Changes in prepayment rates on the mortgage loans underlying our investments may adversely affect our profitability and subject us to reinvestment risk.

Our investments subject us to prepayment risk to the extent that we own these investments at premiums or discounts to their par value.  Prepayments by borrowers of principal on the loans underlying our investments impact the amortization of premiums and discounts under the effective yield method of accounting in accordance with GAAP.  Under the effective yield method of accounting, we recognize yields on our assets based on assumptions regarding future cash flows.  Variations in actual cash flows from those assumed as a result of prepayments and subsequent changes in future cash flow expectations will cause adjustments in yields on assets which could contribute to volatility in our future results.   For example, if we own our investments at premiums to their par value, such as our Agency MBS and CMBS, actual prepayments experienced in excess of forecasts as well as increased future prepayments, will cause us to amortize these premiums on an accelerated basis which may adversely affect our profitability.  We use a third-party prepayment modeling servicer to help us estimate future prepayments on our investments.

Prepayments occur on both a voluntary or involuntary basis.  Voluntary prepayments tend to increase when interest rates are declining or, in the case of Hybrid ARMs or ARMs, based on the shape of the yield curve as discussed further below.  However, the actual level of prepayments will be impacted by economic and market conditions, including loan-to-value and income documentation requirements.  Involuntary prepayments tend to increase when the yield curve is steep, evidencing economic stress and increasing delinquencies on the underlying loans.

If we receive increased prepayments of our principal in a declining interest rate environment, we may earn a lower return on our new investments as compared to the MBS that prepay given the declining interest rate environment.  If we reinvest our capital in lower yielding investments, we will likely have lower net interest income and reduced profitability unless the cost of financing these investments declines faster than the rate at which we may reinvest.

Fannie Mae and Freddie Mac have recently announced a change in their policy of purchasing delinquent loans included in Agency MBS pools, which could increase prepayment rates on Agency MBS we currently own.

Under current policies, Fannie Mae and Freddie Mac are obligated to buy out seriously delinquent loans from an Agency MBS pool if the loan has been seriously delinquent for 24 months, if the loan has been permanently modified, or if a foreclosure or short sale has occurred on the property.  Otherwise, Fannie Mae and Freddie Mac have the right, but not the obligation, to buy out delinquent loans in Agency MBS pools before the 24 month period.  Fannie Mae and Freddie Mac have an obligation to advance principal and interest on delinquent loans to the holders of the Agency MBS if such loans have not been bought out of the Agency MBS pool.  In the past, despite the requirement to continue to advance principal and interest, Fannie Mae and Freddie Mac have not exercised their right to actively buy out delinquent loans from Agency MBS pools because such buy-outs required an immediate write-down in the balance of the loans in their GAAP financial statements (and therefore a capital charge).  However, recent changes in GAAP which become effective as of January 1, 2010 will result in Fannie Mae and Freddie Mac having to consolidate all loans guaranteed by them in their financial statements and provide loss reserves on delinquent loans versus writing them down to liquidation value.

On February 10, 2010, primarily as a result of the change in GAAP, Fannie Mae and Freddie Mac announced their intentions to buy out delinquent loans that are currently past due 120 days or more from Agency MBS pools.  Freddie Mac is expected to complete its buy-outs in February 2010 and Fannie Mae is expected to have completed its buy-outs over a three month period beginning in March 2010.  Neither Freddie Mac nor Fannie Mae has provided sufficient information to determine the ultimate impact of the buy-outs on our Agency MBS.  We believe, however, that some of our Agency MBS will be affected and that we will see an increase in prepayments in those pools over the next several months.  Given the dollar price at which we own the Agency MBS and since we record premium amortization under GAAP based on actual and anticipated prepayment activity, we expect to see some increase in premium amortization for the first half of 2010 relative to the last two quarters of 2009 where our premium amortization has averaged approximately $0.9 million per quarter.  Any increase in premium amortization could adversely affect our results of operations.  We expect Fannie Mae and Freddie Mac will continue buying out any additional loans that become 120 days or more delinquent from Agency MBS pools for the foreseeable future; however, we do not anticipate that subsequent buy-outs will have as significant of an impact on our prepayments because the population of delinquent loans 120 days or more past due will not be as large as the initial population.

A flat or inverted yield curve may adversely affect prepayment rates and supply of Hybrid ARMs and ARMs.

When the differential between short-term and long-term benchmark interest rates narrows, the yield curve is said to be “flattening.”  When short-term interest rates increase and exceed long-term interest rates, the yield curve is said to be “inverted”.  When this flattening or inversion occurs, borrowers have an incentive to refinance into fixed rate mortgages, or Hybrid ARMs with longer initial fixed-rate periods, which could cause our investments to experience faster levels of prepayments than expected.  As noted above, increases in prepayments on our investments would cause our premium amortization to accelerate, lowering the yield on such assets and decreasing our net interest income.  In addition, a decrease in the supply of Hybrid ARMS and ARMs will decrease the supply of securities collateralized by these types of loans, which could force us to change our investment strategy.

A decrease or lack of liquidity in our investments may adversely affect our business, including our ability to value and sell our assets.

We invest in securities that are not publicly traded in liquid markets.  Though Agency MBS are generally deemed to be a very liquid security turbulent market conditions in the past have at times significantly and negatively impacted the liquidity of these assets.   Generally this has resulted in reduced pricing for the Agency MBS (with disparities in pricing depending upon the source) and lower advance rates (or conversely higher equity requirements) from our repurchase agreement lenders.  In some extreme cases, financing might not be available for certain Agency MBS.  Generally our lenders will value Agency MBS based on liquidation value in periods of significant market volatility.

With respect to non-Agency securities, such securities typically experience greater price volatility than Agency MBS as there is no guaranty of payment, and they generally can be more difficult to value.  In addition, third-party pricing for non-Agency securities and CMBS may be more subjective than for Agency MBS.  As such, non-Agency securities and CMBS are typically less liquid than Agency MBS and are subject to greater risk of repurchase agreement financing not being available, market value reductions, and/or lower advance rates and higher costs from lenders.

The illiquidity of our investment securities may make it difficult for us to sell any such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded certain of our investment securities. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Changes to the availability and terms of leverage used to finance our business may adversely affect our profitability and result in losses and/or reduced cash available for distribution to our shareholders.

We use leverage in part to finance the acquisition of investments in order to enhance the overall returns on our invested capital.  As long as we earn a positive spread between interest and other income we earn on our assets and our borrowing costs, we can generally increase our profitability by using greater amounts of leverage.  While the use of leverage enhances the returns on our capital, it also exposes us to certain risks, particularly if such leverage is uncommitted, short-term in nature or has terms which are significantly different from the terms of the related investment being financed.

Repurchase agreements are generally uncommitted financings from lenders with an average term of ninety days or less.  We use repurchase agreements to finance Hybrid ARM Agency MBS, Arm Agency MBS, non-Agency securities, and CMBS.  Changes in the availability and cost of repurchase agreement borrowings could negatively impact our results.  As discussed above, changes in the availability of repurchase agreement financing may occur as a result of volatility in the credit markets from volatility in asset prices, financial stress at the Company or the financial stress at one or more of our lenders.  Our return on our assets and cash available for distribution to our shareholders may be reduced due to changes in market conditions which may prevent us from leveraging our investments efficiently, or at all, or may cause the cost of our financing to increase relative to the income that can be derived from the leveraged assets.

In addition to changes in the availability of repurchase agreement financing and rising costs, if the value of the collateral pledged to support the repurchase agreement borrowing should fall below the level required by the lender, the lender could initiate a margin call.  This would require that we either pledge additional collateral acceptable to the lender (typically cash or a highly liquid security such as Agency MBS) or repay a portion of the debt in order to meet the margin requirement.  Should we be unable to meet a margin call, we may have to liquidate the collateral or other assets quickly.  Because a margin call and quick sale could result in a lower than otherwise expected and attainable sale price, we may incur a loss on the sale of the collateral.

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

In addition, in response to certain market, interest rate and investment environments, we could implement a strategy of reducing our leverage by selling assets or not replacing MBS as they amortize and/or prepay, thereby decreasing the outstanding amount of our related borrowings.  Such an action would likely reduce interest income, interest expense and net income, the extent of which would depend on the level of reduction in assets and liabilities as well as the sale prices for which the assets were sold.

If a lender to us in a repurchase transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if we default on our obligations under a repurchase agreement, we will incur losses.

Repurchase agreement transactions are legally structured as the sale of a security to a lender in return for cash from the lender.  These transactions are accounted for as financing agreements since the lenders are obligated to resell the same securities back to us at the end of the transaction term.  Because the cash we receive from the lender when we initially sell the securities to the lender is less than the value of those securities, if the lender defaults on its obligation to resell the same securities back to us, we would incur a loss on the transaction equal to the difference between the value of the securities sold and the amount borrowed from the lender.  Further, if we default on one of our obligations under a repurchase agreement, the lender can terminate the transaction, sell the underlying collateral and cease entering into any other repurchase transactions with us.  Any losses we incur on our repurchase transactions could adversely affect our earnings and reduce our ability to pay dividends to our shareholders.

A decline in the market value of our assets may cause our book value to decline and may result in margin calls that may force us to sell assets under adverse market conditions.

The market value of our assets generally moves inversely to changes in interest rates and, as a result, may be negatively impacted by increases in interest rates.  Our investments are generally valued based on a spread to the Treasury curve or the LIBOR swap curve.  The movement of the Treasury and LIBOR swap curves can result from a variety of factors, including factors such as Federal Reserve policy, market inflation expectations, and market perceptions of risk.  In periods of high volatility, spreads to the respective curve may increase causing reductions in value on these investments.  In addition, in a rising interest rate environment, the value of our assets may decline.  As most of our investments are considered available for sale under GAAP, the decline in value will cause our shareholders’ equity to correspondingly decline.

In addition, since we utilize recourse collateralized financing such as repurchase agreements, a decline in the market value of our investments may limit our ability to borrow against these assets or result in our lenders initiating margin calls and requiring a pledge of additional collateral or cash.  Posting additional collateral or cash to support our borrowings will reduce our liquidity and limit our ability to leverage our assets, which could adversely affect our business.  As a result, we could be forced to sell some of our assets in order to maintain liquidity.  Forced sales typically result in lower sales prices than do market sales made in the normal course of business.  If our investments were liquidated at prices below the amortized cost basis of such investments, we would incur losses, which could result in a rapid deterioration of our financial condition.

Adverse developments involving major financial institutions or one of our lenders could also result in a rapid reduction in our ability to borrow and adversely affect our business and profitability.

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

Our ownership of securitized mortgage loans subjects us to credit risk and, although we provide for an allowance for loan losses on these loans as required under GAAP, the loss reserves are based on estimates.  As a result, actual losses incurred may be larger than our reserves, requiring us to provide additional reserves, which will impact our financial position and results of operations.

We are subject to credit risk as a result of our ownership of securitized mortgage loans.  Credit risk is the risk of loss to us from the failure by a borrower (or the proceeds from the liquidation of the underlying collateral) to fully repay the principal balance and interest due on a mortgage loan.  A borrower’s ability to repay the loan and the value of the underlying collateral could be negatively impacted by economic and market conditions.  These conditions could be global, national, regional or local in nature.

We attempt to mitigate this risk by pledging loans to a securitization trust and issuing non-recourse securitization financing bonds (referred to as a “securitization”), and by obtaining certain insurance policies or other loss reimbursement agreements when available.  Upon securitization of a pool of mortgage loans, the credit risk retained by us from an economic point of view is generally limited to the overcollateralization tranche of the securitization trust, inclusive of any subordinated bonds of the trust that we may own.  The overcollateralization tranche is generally the excess value of the mortgage loans pledged over the securitization financing bonds issued.  However, GAAP does not recognize the transfer of credit risk through the securitization process.  Instead, GAAP requires that we provide reserves for estimated losses on the entire pool of loans regardless of the securitization process.

We provide reserves for losses on securitized mortgage loans based on the current performance of the respective pool or on an individual loan basis.  If losses are experienced more rapidly due to declining property performance, market conditions or other factors, than we have provided for in our reserves, we may be required to provide additional reserves for these losses.   In addition, our allowance for loan losses is based on estimates and to the extent that proceeds from the liquidation of the underlying collateral are less than our estimates, we will record a reduction in our profitability for that period equal to the shortfall.

Our efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans or losses on our investments. If we experience higher than anticipated delinquencies and defaults, our earnings and our cash flow may be negatively impacted.

There are many aspects of credit performance for our investments that we cannot control.  Third party servicers provide for the primary and special servicing of our single-family and commercial mortgage loans and non-Agency securities and CMBS.  In that capacity these service providers control all aspects of loan collection, loss mitigation, default management and ultimate resolution of a defaulted loan.  We have a risk management function which oversees the performance of these servicers and provides limited asset management services.  Loan servicing companies may not cooperate with our risk management efforts, or such efforts may be ineffective.  We have no contractual rights with respect to these servicers and our risk management operations may not be successful in limiting future delinquencies, defaults, and losses.

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

We invest in commercial mortgage loans and CMBS collateralized by commercial mortgage loans which are secured by income producing properties.  Such loans are typically made to single-asset entities and the repayment of the loan is dependent principally on the performance and value of the underlying property.  The volatility of certain mortgaged property values may adversely affect our CMBS.

Our CMBS which are secured by multifamily and commercial property are subject to risks of delinquency, foreclosure, and loss that are greater than similar risks associated with loans secured by single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values and declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, and acts of God, terrorism, social unrest and civil disturbances.

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

Certain investments employ internal structural leverage as a result of the securitization process and are in the most subordinate position in the capital structure, which magnifies the potential impact of adverse events on our cash flows.

As discussed above, securitized mortgage loans have been pledged to securitization trusts which have issued securitization financing bonds collateralized by the loans pledged.  By their design, securitization trusts employ a high degree of internal structural leverage (i.e., the securitization financing bonds issued), which results in concentrated credit, interest rate, prepayment, or other risks to our investment in the trust.  Generally in a securitization, we will receive the excess of the interest income and principal received on the loans pledged over the interest expense and principal paid on the securitization financing bonds according to the terms of the respective indenture.  Our cash flow received is generally subordinate to payments due on the securitization bonds.  As a result, our net interest income and related cash flows will vary based on the performance of the assets pledged to the securitization trust.  In particular, should assets significantly underperform as to defaults and credit losses, it is possible that net interest income and cash flows which may have otherwise been paid to us as a result of our ownership of the securitization trust may be retained within the trust and payments of principal amounts on our ownership position in the trust may be delayed or permanently reduced.  To date, none of our existing trusts have reached or are near the levels of underperformance that would trigger delays or reductions in income or cash flows, but such levels could be reached in the future.

Guarantors may fail to perform on their obligations to our securitization trusts, which could result in additional losses to our Company.

In certain instances we have guaranty of payment on commercial and single family mortgage loans pledged to securitization trusts (See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”).  These guarantors have reported substantial losses since 2007, eroding their respective capital base and potentially impacting their ability to make payments where required.  Generally the guarantors will only make payment in the event of the default and liquidation of the collateral supporting the loan.  If these guarantors fail to make payment, we may experience losses on the loans that we otherwise would not have.

We may be subject to the risks associated with inadequate or untimely services from third-party service providers, which may harm our results of operations. We also rely on corporate trustees to act on behalf of us and other holders of securities in enforcing our rights.

Our loans and loans underlying securities we own are serviced by third-party service providers. Should a servicer experience financial difficulties, it may not be able to perform these obligations. Servicers who have sought bankruptcy protection may, due to application of provisions of bankruptcy law, not be required to make advance payments to us of amounts due from loan obligors. Even if a servicer were able to advance amounts in respect of delinquent loans, its obligation to make the advances may be limited to the extent that is does not expect to recover the advances due to the deteriorating credit of the delinquent loans. In addition, as with any external service provider, we are subject to the risks associated with inadequate or untimely services for other reasons. Servicers may not advance funds to us that would ordinarily be due because of errors, miscalculations, or other reasons. Many borrowers require notices and reminders to keep their loans current and to prevent delinquencies and foreclosures, which our servicers may fail to provide. In the current economic environment, many servicers are experiencing higher volumes of delinquent loans than they have in the past and, as a result, there is a risk that their operational infrastructures cannot properly process this increased volume. A substantial increase in our delinquency rate that results from improper servicing or loan performance in general may result in credit losses.

We also rely on corporate trustees to act on behalf of us and other holders of securities in enforcing our rights. Under the terms of most securities we hold we do not have the right to directly enforce remedies against the issuer of the security, but instead must rely on a trustee to act on behalf of us and other security holders. Should a trustee not be required to take action under the terms of the securities, or fail to take action, we could experience losses.

Credit ratings assigned to debt securities by the credit rating agencies may not accurately reflect the risks associated with those securities.   Changes in credit ratings for securities we own or for similar securities might negatively impact the market value of these securities.

Rating agencies rate securities based upon their assessment of the safety of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in fair value or other factors that may influence the value of securities and, therefore, the assigned credit rating may not fully reflect the true risks of an investment in securities. Also, rating agencies may fail to make timely adjustments to credit ratings based on available data or changes in economic outlook or may otherwise fail to make changes in credit ratings in response to subsequent events, so that our investments may be better or worse than the ratings indicate. We try to reduce the impact of the risk that a credit rating may not accurately reflect the risks associated with a particular debt security by not relying solely on credit ratings as the indicator of the quality of an investment. We make our acquisition decisions after factoring in other information. However, our assessment of the quality of an investment may also prove to be inaccurate and we may incur credit losses in excess of our initial expectations.

Credit rating agencies may change their methods of evaluating credit risk and determining ratings on securities backed by real estate loans and securities. These changes may occur quickly and often. The market’s ability to understand and absorb these changes, and the impact to the securitization market in general, are difficult to predict.  Such changes may have a negative impact on the value of securities that we own.

Fluctuations in interest rates may have various negative effects on us and could lead to reduced profitability and a lower book value.

Fluctuations in interest rates impact us in a number of ways.  For example, as more fully explained below, in a period of rising rates, we may experience a decline in our profitability from borrowing rates increasing faster than our assets reset or from our investments adjusting less frequently or relative to a different index (e.g., one-year LIBOR) from our borrowings.  We may also experience a reduction in the market value of our Hybrid ARM securities and CMBS as a result of higher yield requirements for these types of securities by the market.  In a period of declining interest rates, we may experience increasing prepayments resulting in reduced profitability and returns of our capital in lower yielding investments as discussed elsewhere.

Many of our investments are financed with borrowings which have shorter maturity or interest-reset terms than the associated investment.  In addition, our CMBS are fixed-rate and a significant portion of our Agency MBS will have a fixed-rate of interest for a certain period of time and which have an interest rate which resets semi-annually or annually, based on an index such as the one-year CMT or the one-year LIBOR.  Agency MBS are financed with repurchase agreements which bear interest based predominantly on one-month LIBOR, and generally have initial maturities between 30 and 90 days.  In a period of rising rates our borrowings will typically increase in rate faster than our assets may reset resulting in a reduction in our net interest income.  The severity of any such decline would depend on our asset/liability composition at the time as well as the magnitude and period over which interest rates increase.

Additionally, increases in interest rates may negatively affect the market value of our securities.  In rare instances increases in short-term rates are rapid enough that short-term rates equal or exceed medium/long-term rates resulting in a flat or inverted yield curve. Any fixed-rate or Hybrid ARM investments will generally be more negatively affected by these increases than securities whose interest-rate periodically adjusts. For those securities that we carry at estimated market value in our financial statements, we are required to reduce our stockholders’ equity, or book value, by the amount of any decrease in the market value of these securities.

Interest rate caps on the adjustable rate mortgage loans collateralizing our investments may adversely affect our profitability if interest rates increase.

The coupons earned on Hybrid ARMs adjust over time as interest rates change after a fixed-rate period.  The level of adjustment on the interest rates on ARMs is limited by contract and is based on the limitations of the underlying adjustable rate mortgage loans.  Such loans typically have interim and lifetime interest rate caps which limit the amount by which the interest rates on such assets can adjust.  Interim interest rate caps limit the amount interest rates can adjust during any given period.  Lifetime interest rate caps limit the amount interest rates can increase from inception through maturity of a particular loan. The financial markets primarily determine the interest rates that we pay on the repurchase transactions used to finance the acquisition of our ARMs.  These repurchase transactions are not subject to interim and lifetime interest rate caps.  Accordingly, in a sustained period of rising interest rates or a period in which interest rates rise rapidly, we could experience a decrease in net income or a net loss because the interest rates paid by us on our borrowings could increase without limitation (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) while increases in the interest rates earned on the adjustable rate mortgage loans collateralizing our ARMs could be limited due to interim or lifetime interest rate caps.

Our use of hedging strategies to mitigate our interest rate exposure may not be effective, may adversely affect our income, may expose us to counterparty risks, and may increase our contingent liabilities.

We may pursue various types of hedging strategies, including interest rate swap agreements, interest rate caps and other derivative transactions (collectively, “hedging instruments”).  We expect hedging to assist us in mitigating and reducing our exposure to higher interest expenses, and to a lesser extent, losses in book value, from adverse changes in interest rates.  Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets in our investment portfolio and financing sources used.  No hedging strategy, however, can completely insulate us from the interest rate risks to which we are exposed, and there is no assurance that the implementation of any hedging strategy will have the desired impact on our results of operations or financial condition.  Certain of the U.S. federal income tax requirements that we must satisfy in order to qualify as a REIT may limit our ability to hedge against such risks.  In addition, these hedging strategies may adversely affect us because hedging activities involve an expense that we will incur regardless of the effectiveness of the hedging activity.

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

•
the value of derivatives used for hedging may be adjusted from time to time in accordance with GAAP to reflect changes in fair value.  Downward adjustments, or “mark-to-market losses,” would reduce our shareholders’ equity and book value; and

•	hedge accounting under GAAP is extremely complex and any ineffectiveness of our hedges under GAAP will impact our statement of operations.

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

Hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities.  Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions.  Furthermore, the enforceability of hedging instruments may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements.  The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default.  Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price.  Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk.  In certain circumstances a liquid secondary market may not exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Hedging instruments could also require us to fund cash payments in certain circumstances (such as the early termination of a hedging instrument caused by an event of default or other voluntary or involuntary termination event or the decision by a hedging counterparty to request the posting of collateral it is contractually owed under the terms of the hedging instrument).  With respect to the termination of an existing interest rate swap agreement, the amount due would generally be equal to the unrealized loss of the open interest rate swap agreement position with the hedging counterparty and could also include other fees and charges.  These economic losses would be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time.  Any losses we incur on our hedging instruments could adversely affect our earnings and reduce our ability to pay dividends to our shareholders.

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

In 2008, we began paying a dividend to our common shareholders for the first time since 1998.  During 2009 we paid $0.92 per common share in dividends to our common shareholders, or $0.23 per quarter.  Given our ability to offset most of our taxable income with our NOL carryforward, we may not be required to distribute any of our taxable income to common shareholders in order to maintain our REIT status.  Our Board of Directors reviews the status of our common dividend on a quarterly basis.  We may change our dividend strategy in the future and elect to retain all or a greater portion of our earnings by using our NOL carryforward.

Competition may prevent us from acquiring new investments at favorable yields, and we may not be able to achieve our investment objectives which may potentially have a negative impact on our profitability.

Our net income will largely depend on our ability to acquire mortgage-related assets at favorable spreads over our borrowing costs.  The availability of mortgage-related assets meeting our investment criteria depends upon, among other things, the level of activity in the real estate market and the quality of and demand for securities in the mortgage securitization and secondary markets. The size and level of activity in the residential real estate lending market depends on various factors, including the level of interest rates, regional and national economic conditions and real estate values.  In acquiring investments, we may compete with other purchasers of these types of investments, including but not limited to other mortgage REITs, broker-dealers, hedge funds, banks, savings and loans, insurance companies, mutual funds, and other entities that purchase assets similar to ours, many of which have greater financial resources than we do.  As a result of all of these factors, we may not be able to acquire sufficient assets at acceptable spreads to our borrowing costs, which would adversely affect our profitability.

New assets we acquire may not generate yields as attractive as yields on our current assets, resulting in a decline in our earnings per share over time.

We believe the assets we acquire have the potential to generate attractive economic returns and GAAP yields, but acquiring new assets poses risks. Potential cash flow and mark-to-market returns from new asset acquisitions could be negative, including both new assets that are backed by newly-originated loans, as well as new acquisitions that are backed by more seasoned assets that may experience higher than expected levels of delinquency and default.

In order to maintain our portfolio size and our earnings, we must reinvest in new assets a portion of the cash flows we receive from principal, interest, calls, and sales. We receive monthly payments from many of our assets, consisting of principal and interest. In addition, occasionally some of our residential securities are called (effectively sold). Principal payments and calls reduce the size of our current portfolio and generate cash for us. We may also sell assets from time to time as part of our portfolio management and capital recycling strategies.

If the assets we acquire in the future earn lower GAAP yields than the assets we currently own, our reported earnings per share will likely decline over time as the older assets pay down, are called, or are sold.

Loss of key management could result in material adverse effects on our business.

We are dependent to a significant extent on the continued services of our executive management team.  Our executive officers consist of Thomas Akin, our Chief Executive Officer, Byron Boston, our Chief Investment Officer, and Stephen Benedetti, our Chief Operating Officer and Chief Financial Officer.  The loss of one or more of Messrs. Akin, Boston or Benedetti could have an adverse effect on our business, financial condition, liquidity, and results of operations regardless of the existence of any current or future key man insurance policies.

Our Chairman and Chief Executive Officer devotes a portion of his time to another company in a capacity that could create conflicts of interest that may harm our investment opportunities; this lack of a full-time commitment could also harm our operating results.

Our Chairman, Thomas Akin, is the managing general partner of Talkot Capital, LLC, where he devotes a portion of his time. Talkot Capital invests in both private and public companies, including investments in common and preferred stocks of other public mortgage REITs.  Mr. Akin’s activities with respect to Talkot Capital results in his spending only a portion of his time and effort on managing our activities, as he is under no contractual obligation which mandates that he devote a minimum amount of time to our company.  Since he is not fully focused on us at all times, this may harm our overall management and operating results.  In addition, though the investment strategy and activities of Talkot Capital are not directly related to us, Mr. Akin’s activities with respect to Talkot Capital may create conflicts.  Our corporate governance policies include formal notification policies with respect to potential issues of conflict of interest for competing business opportunities.  Compliance by Mr. Akin, and all employees, is closely monitored by our Chief Financial Officer and Board of Directors.  Nonetheless, Mr. Akin’s activities with respect to Talkot could create conflicts of interest.

Risks Related to Regulatory and Legal Requirements

Risks Specific to Our REIT Status

Qualifying as a REIT involves highly technical and complex provisions of the Code, and a technical or inadvertent violation could jeopardize our REIT qualification.  Maintaining our REIT status may reduce our flexibility to manage our operations.

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

Maintaining our REIT status may limit flexibility in managing our operations.  For instance:

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

•	Our ability to invest in taxable subsidiaries is limited under the REIT rules. Maintaining compliance with this limitation could require us to constrain the growth of future taxable REIT affiliates.

•
Notwithstanding our NOL carryforwards, meeting minimum REIT dividend distribution requirements could reduce our liquidity.  Earning non-cash REIT taxable income could necessitate our selling assets, incurring debt, or raising new equity in order to fund dividend distributions.

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

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, after consideration of our NOL carryforwards but not considering any dividends paid to our stockholders during the respective tax year.  If we could not otherwise offset this taxable income with our NOL carryforwards, the resulting corporate tax liability could be material to our results and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock.  Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

The failure of investments subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

Repurchase agreement financing arrangements are structured as a sale and repurchase whereby we sell certain of our investments to a counterparty and simultaneously enter into an agreement to repurchase these securities at a later date in exchange for a purchase price.  Economically, these agreements are financings which are secured by the investments sold pursuant thereto.  We believe that we would be treated for REIT asset and income test purposes as the owner of the agency MBS that are the subject of any such sale and repurchase agreement, notwithstanding that such agreements may legally transfer record ownership of the securities to the counterparty during the term of the agreement.  It is possible, however, that the IRS could assert that we did not own the securities during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow and our profitability.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure or considered prohibited transactions under the Code, and state or local income taxes.  Any of these taxes would decrease cash available for distribution to our stockholders.  In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from prohibited transactions (i.e., dealer property or inventory), we may hold some of our assets through a taxable REIT subsidiary (“TRS”) or other subsidiary corporations that will be subject to corporate-level income tax at regular rates to the extent that such TRS does not have an NOL carryforward.  Any of these taxes would decrease cash available for distribution to our stockholders.

If we fail to maintain our REIT status, our ability to utilize repurchase agreements as a source of financing may be impacted.

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

Certain of our securitization trusts, which qualify as “taxable mortgage pools,” require us to maintain equity interests in the securitization trusts.  If we do not, our profitability and cash flow may be reduced

Certain of our commercial mortgage and single-family mortgage securitization trusts are considered taxable mortgage pools for federal income tax purposes.  These securitization trusts are exempt from taxes so long as we, or another REIT, own 100% of the equity interests in the trusts.  If we fail to maintain sufficient equity interest in these securitization trusts or if we fail to maintain our REIT status, then the trusts may be considered separate taxable entities.  If the trusts are considered separate taxable entities, they will be required to compute taxable income and pay tax on such income.  Our profitability and cash flow will be impacted by the amount of taxes paid.  Moreover, we may be precluded from selling equity interests, including debt securities issued in connection with these trusts that might be considered to be equity interests for tax purposes, to certain outside investors.

Risks Related to Accounting and Reporting Requirements

Our reported income depends on GAAP and conventions in applying GAAP which are subject to change in the future and which may not have a favorable impact on our reported income.

Accounting rules for our assets and for the various aspects of our current and future business change from time to time.  Changes in GAAP, or the accepted interpretation of these accounting principles, can affect our reported income and shareholders’ equity.

Estimates are inherent in the process of applying GAAP, and management may not always be able to make estimates which accurately reflect actual results, which may lead to adverse changes in our reported GAAP results.

Interest income on our assets and interest expense on our liabilities may be partially based on estimates of future events.  These estimates can change in a manner that negatively impacts our results or can demonstrate, in retrospect, that revenue recognition in prior periods was too high or too low.  For example, we use the effective yield method of accounting for many of our investments which involves calculating projected cash flows for each of our assets.  Calculating projected cash flows involves making assumptions about the amount and timing of credit losses, loan prepayment rates, and other factors.  The yield we recognize for GAAP purposes generally equals the discount rate that produces a net present value for actual and projected cash flows that equals our GAAP basis in that asset.  We update the yield recognized on these assets based on actual performance and as we change our estimates of future cash flows.  The assumptions that underlie our projected cash flows and effective yield analysis may prove to be overly optimistic, or conversely, overly conservative.  In these cases, our GAAP yield on the asset or cost of the liability may change, leading to changes in our reported GAAP results.

Other Regulatory Risks

In the event of bankruptcy either by ourselves or one or more of our third party lenders, assets pledged as collateral under repurchase agreements may not be recoverable by us.  We may incur losses equal to the excess of the collateral pledged over the amount of the associated repurchase agreement borrowing.

Borrowings made under repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code.  In the event that a lender under our repurchase agreements files for bankruptcy, it may be difficult for us to recover our assets pledged as collateral to such lender.  In addition, if we ever file for bankruptcy, lenders under our repurchase agreements may be able to avoid the automatic stay provisions of the U.S. Bankruptcy Code and take possession of and liquidate our collateral under our repurchase agreements without delay.  In the event of a bankruptcy, we may incur losses equal to the excess of our collateral pledged over the amount of repurchase agreement borrowing due to the lender.

If we fail to properly conduct our operations we could become subject to regulation under the Investment Company Act of 1940. Conducting our business in a manner so that we are exempt from registration under and compliance with the Investment Company Act of 1940 may reduce our flexibility and could limit our ability to pursue certain opportunities.

We seek to conduct our operations so as to avoid falling under the definition of an investment company pursuant to the Investment Company Act of 1940 (the “1940 Act”).  Specifically, we currently seek to conduct our operations under one of the exemptions afforded under the 1940 Act.  We primarily expect to use the exemption provided under Section 3(c)(5)(C) of the 1940 Act, a provision available to companies primarily engaged in the business of purchasing and otherwise acquiring mortgages and other liens on and interests in real estate.  According to SEC no-action letters, companies relying on this exemption must ensure that at least 55% of their assets are mortgage loans and other qualifying assets, and at least 80% of their assets are real estate-related.  The 1940 Act requires that we and each of our subsidiaries evaluate our qualification for exemption under the Act.  Our subsidiaries will rely either on Section 3(c)(5)(C) or other sections that provide exemptions from registering under the 1940 Act, including Sections 3(a)(1)(C) and 3(c)(7).

Under the 1940 Act, an investment company is required to register with the SEC and is subject to extensive restrictive and potentially adverse regulations relating to, among other things, operating methods, management, capital structure, dividends, and transactions with affiliates.  If we were determined to be an investment company, our ability to use leverage and conduct business as we do today would be impaired.

Risks Related to Owning Our Stock

The stock ownership limit imposed by the Code for REITs and our Articles of Incorporation may restrict our business combination opportunities. The stock ownership limitation may also result in reduced liquidity in our stock and may result in losses to an acquiring shareholder.

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

The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year.  The ownership limits contained in our Articles of Incorporation apply to the ownership at any time by any “person,” which includes entities, and are intended to assist us in complying with the tax law requirements and to minimize administrative burdens.  However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Whether we would waive ownership limitation for any other shareholder will be determined by our Board of Directors on a case by case basis.  Our Articles of Incorporation’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity.  As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to the ownership limit.  Any attempt to own or transfer shares of our common or preferred stock (if and when issued) in excess of the ownership limit without the consent of the Board of Directors will result in the shares being automatically transferred to a charitable trust or, if the transfer to a charitable trust would not be effective, such transfer being void ab initio.

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

Certain of our securities have historically generated excess inclusion income and may continue to do so in the future. Certain categories of stockholders, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to excess inclusion income.  In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income.  In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC Staff.

ITEM 2.	PROPERTIES

We lease one facility located at 4991 Lake Brook Drive, Suite 100, Glen Allen, Virginia 23060 which provides office space for our executive officers and administrative staff.  As of December 31, 2009, we leased 7,068 square feet.  The term of the lease runs to December 2013, but may be renewed at our option for one additional five-year period at a rental rate 3% greater than the rate in effect during the preceding 12-month period.  We believe that our property is maintained in good operating condition and is suitable and adequate for our purposes.

ITEM 3.	LEGAL PROCEEDINGS

We and our subsidiaries may be involved in certain litigation matters arising in the ordinary course of business.  Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, we believe, based on current knowledge, that the resolution of any such matters arising in the ordinary course of business will not have a material adverse effect on our financial position but could materially affect our consolidated results of operations in a given period.  Information on litigation arising out of the ordinary course of business is described below.

One of our subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit (“Pentlong”) filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the "Court of Common Pleas").  Between 1995 and 1997, GLS purchased delinquent county property tax receivables for properties located in Allegheny County.  The Pentlong Plaintiffs allege that GLS did not enjoy the same rights as its assignor, Allegheny County, to recover from delinquent taxpayers certain attorney fees, costs and expenses and interest in the collection of the tax receivables.  Class action status has been certified in this matter, but a motion to reconsider is pending.  The Pentlong litigation had been stayed pending the outcome of similar litigation before the Pennsylvania Supreme Court in a case in which GLS was not a defendant.  The plaintiff in that case had disputed the application of curative legislation enacted in 2003 but retroactive to 1996 which specifically set forth the right of owners of delinquent property tax receivables such as GLS to collect reasonable attorney fees, costs, and interest which were properly taxable as part of the tax debt owed.  The Pennsylvania Supreme Court has issued an opinion in favor of the defendants in that matter, which we believe favorably impacts the Pentlong litigation by substantially reducing Pentlong Plaintiffs’ universe of actionable claims against GLS in connection with the collection of the tax receivables.  Based on the opinion issued by the Pennsylvania Supreme Court, the Court of Common Pleas requested GLS file a motion for summary judgment and heard arguments on such motion in November 2009.  As of March 1, 2010, the court has not yet rendered a decision with respect to such motion.  Pentlong Plaintiffs have not enumerated their damages in this matter.

We and Dynex Commercial, Inc. (“DCI”), a former affiliate of the Company and now known as DCI Commercial, Inc., were appellees (or respondents) in the Supreme Court of Texas related to the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al.  The appeal seeks to overturn the trial court’s judgment, and the subsequent affirmation of the trial court by the Fifth Court of Appeals at Dallas, in our and DCI’s favor which denied any recovery to Plaintiffs in this matter.  Specifically, Plaintiffs are seeking reversal of the trial court’s judgment and sought rendition of judgment against us for alleged breach of loan agreements for tenant improvements in the amount of $0.3 million.  They also seek reversal of the trial court’s judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2.2 million and $25.6 million, respectively, related to the alleged breach by DCI of a $160.0 million “master” loan commitment.  Plaintiffs also seek reversal and rendition of a judgment in their favor for attorneys’ fees in the amount of $2.1 million.  Alternatively, Plaintiffs seek a new trial.  The original litigation was filed in 1999, and the trial was held in January 2004.  Even if Plaintiffs were to be successful on appeal, DCI is a former affiliate of ours, and we believe that we would have no obligation for amounts, if any, awarded to the Plaintiffs as a result of the actions of DCI.

We and MERIT Securities Corporation, a subsidiary (“MERIT”), as well as the former president and current Chief Operating Officer and Chief Financial Officer of Dynex Capital, Inc., (together, “Defendants”) are defendants in a putative class action alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund (“Teamsters”).  The complaint was filed on February 7, 2005, and purports to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds (“Bonds”), which are collateralized by manufactured housing loans.  After a series of rulings by the District Court and an appeal by us and MERIT, on February 22, 2008 the United States Court of Appeals for the Second Circuit dismissed the litigation against us and MERIT.  Teamsters filed an amended complaint on August 6, 2008 with the District Court which essentially restated the same allegations as the original complaint and added our former president and our current Chief Operating Officer as defendants.  Teamsters seeks unspecified damages and alleges, among other things, fraud and misrepresentations in connection with the issuance of and subsequent reporting related to the Bonds  On October 19, 2009, the District Court substantially denied the Defendants’ motion to dismiss the Teamsters’ second amended complaint.  On December 11, 2009, the Defendants’ filed an answer to the second amended complaint.  The Company has evaluated the allegations made in the complaint and believes them to be without merit and intends to vigorously defend itself against them.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the trading symbol “DX”.  The common stock was held by approximately 5,138 holders of record as of March 1, 2010.  On that date, the closing price of our common stock on the New York Stock Exchange was $8.96 per share.  During the last two years, the high and low stock prices and cash dividends declared on common stock were as follows:

	High	Low	Dividends Declared
2009:
First quarter	$7.47	$6.30	$0.23
Second quarter	$8.70	$6.75	$0.23
Third quarter	$8.92	$7.82	$0.23
Fourth quarter	$9.33	$7.80	$0.23

2008:
First quarter	$9.90	$8.23	$0.10
Second quarter	$9.99	$8.50	$0.15
Third quarter	$9.23	$6.52	$0.23
Fourth quarter	$8.00	$5.79	$0.23

During the year ended December 31, 2009, the Company paid common dividends totaling $0.92 per share. Any dividends declared by the Board of Directors have generally been for the purpose of maintaining our REIT status and maintaining compliance with dividend requirements of the Series D Preferred Stock.  The stated quarterly dividend on Series D Preferred Stock is $0.2375 per share.  In accordance with the terms of the Series D Preferred Shares, if we fail to pay two consecutive quarterly preferred dividends or if we fail to maintain consolidated shareholders’ equity of at least 200% of the aggregate issue price of the Series D Preferred Stock, then these shares automatically convert into a new series of 9.50% senior unsecured notes.  Dividends for the preferred stock must be fully paid before dividends can be paid on common stock.

The following graph is a five year comparison of cumulative total returns for the shares of our common stock, the Standard & Poor’s 500 Stock Index (“S&P 500”), and the Bloomberg Mortgage REIT Index.  The table below assumes $100 was invested at the close of trading on December 31, 2004 in each of our common stock, the S&P 500, and the Bloomberg Mortgage REIT Index.

Comparative Five-Year Total Returns (1)
Dynex Capital, Inc., S&P 500, and Bloomberg Mortgage REIT Index
(Performance Results through December 31, 2009)

	Cumulative Total Stockholder Returns as of December 31,
Index	2004	2005	2006	2007	2008	2009
Dynex Capital, Inc.	$100.00	$88.24	$90.67	$113.43	$91.43	$136.37
S&P 500 (1)	$100.00	$104.21	$121.48	$128.14	$80.73	$102.10
Bloomberg Mortgage REIT Index (1)	$100.00	$83.56	$100.36	$54.42	$31.97	$40.63

(1)	Cumulative total return assumes reinvestment of dividends. The source of this information is Bloomberg and Standard & Poor’s, which management believes to be reliable sources.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial information should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto contained in Item 8 of this Annual Report on Form 10-K.

Years ended December 31,	2009	2008	2007	2006	2005
(amounts in thousands except share and per share data)
Net interest income	$24,565	$10,547	$10,683	$11,087	$11,889
Net interest income after (provision for) recapture of loan losses	23,783	9,556	11,964	11,102	6,109
Equity in income (loss) of joint venture	2,400	(5,733)	709	(852)	–
Loss on capitalization of joint venture	–	–	–	(1,194)	–
Gain (loss) on sale of investments	171	2,316	755	(183)	9,609
Impairment charges	–	–	–	–	(2,474)
Fair value adjustments, net	205	7,147	–	–	–
Other (expense) income	(2,262)	7,467	(533)	557	2,022
General and administrative expenses	(6,716)	(5,632)	(3,996)	(4,521)	(5,681)
Net income	$17,581	$15,121	$8,899	$4,909	$9,585
Net income to common shareholders	$13,571	$11,111	$4,889	$865	$4,238
Net income per common share:
Basic	$1.04	$0.91	$0.40	$0.07	$0.35
Diluted	$1.02	$0.91	$0.40	$0.07	$0.35
Dividends declared per share:
Common	$0.92	$0.71	$–	$–	$–
Series D Preferred	$0.95	$0.95	$0.95	$0.95	$0.95

As of December 31,	2009	2008	2007	2006	2005
Investments	$917,981	$572,255	$331,795	$401,186	$751,294
Total assets	958,062	607,191	374,758	466,557	805,976
Repurchase agreements	638,329	274,217	4,612	95,978	133,315
Securitization financing	143,081	177,157	203,199	210,135	513,140
Total liabilities	789,309	466,782	232,822	330,019	656,642
Shareholders’ equity	168,753	140,409	141,936	136,538	149,334
Common shares outstanding	13,931,512	12,169,762	12,136,262	12,131,262	12,163,391
Book value per common share	$9.08	$8.07	$8.22	$7.78	$7.65

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations should be read together with the audited consolidated financial statements of the Company and notes thereto contained in Item 8 of this Annual Report on Form 10-K.

EXECUTIVE SUMMARY

For most of 2009, our principal investment strategy for 2009 was acquiring Hybrid Agency ARMs.  Toward the latter part of 2009, as Hybrid Agency ARM prices increased and correspondingly yields decreased, we expanded our investment activities and sought to acquire non-Agency securities with more attractive risk-adjusted returns.  As discussed below, in the fourth quarter of 2009, we acquired ‘AAA’ rated non-Agency CMBS backed by loans originated by us in 1998.  These securities have characteristics that complement the risk and return profile of the Agency MBS.

For 2010, we expect to continue to purchase Agency MBS and ‘AAA’ rated non-Agency securities  Generally we are targeting to invest half of our investment capital in Agency MBS and the other half in non-Agency securities.  To the extent that we raise capital in 2010 through our controlled equity offering program or otherwise, we expect to continue to maintain that ratio.  Our continued investment in Agency MBS and ‘AAA’ rated non-Agency securities, however, is dependent on market conditions and the risk-adjusted returns on these securities compared to other investment opportunities.

As of December 31, 2009, we had total investments of $918.0 million.  Our investments consisted substantially of $594.1 million of Agency MBS, $109.1 million in non-Agency securities consisting of $103.2 million in CMBS and $5.9 million in RMBS, $62.1 million of securitized single-family mortgage loans and $150.4 million of securitized commercial mortgage loans.

We generally finance our acquisition of securities by borrowing against a substantial portion of the market value of these assets utilizing repurchase agreements.  Repurchase agreements are financings under which we will pledge our securities as collateral to secure loans made by repurchase agreement counterparties.  During 2009, we had $364.1 million of net additional borrowings under our repurchase agreement facilities, which were used to finance our acquisition of Agency MBS and non-Agency securities during the year, and ended 2009 with $638.3 million in repurchase agreement borrowings.  We may also opportunistically use other types of financing such as TALF for our assets.  As of February 28, 2010, we have purchased $15.1 million of non-Agency CMBS using $12.8 million in TALF financing.

The results of our operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply of and demand for MBS in the marketplace, and the cost and availability of financing.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e. the differential between long-term and short-term interest rates), the credit performance of our securitized commercial and single-family mortgage loans, borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS portfolio, the behavior of which involves various risks and uncertainties.  Interest rates and prepayment speeds, as measured by the constant prepayment rate (“CPR”), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

In general, with respect to our business operations, increases in interest rates over time may cause: (i) the interest expense associated with our borrowings to increase: (ii) the value of our securities to decline; (iii) coupons on our variable-rate investments to reset, although on a delayed basis, to higher interest rates; and (iv) prepayments on our investments to slow, thereby slowing the amortization of our MBS purchase premiums.  Conversely, decreases in interest rates, in general, may over time cause:  (i) prepayments on our investments to increase, thereby accelerating the amortization of premiums; (ii) the interest expense associated with our borrowings to decrease; (iii) the value of our securities to increase, and (iv) coupons on our variable-rate investments to reset, although on a delayed basis, to lower interest rates.

For further discussion of risks inherent in our investment strategy see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”.

MARKET CONDITIONS

The well publicized disruptions in the financial markets that began in 2007 and escalated in 2008 have led to various initiatives by the U.S. federal government to address credit and liquidity issues as discussed above in Item 1. Business and as discussed further in Item 1A. Risk Factors.  In addition, in December 2008, in response to severe disruptions in the credit markets, the Federal Reserve lowered the targeted Federal Funds rate to a range of 0.0% to 0.25%.  Despite recent improvements in the credit markets, the Federal Reserve has continued to maintain this targeted federal funds rate into 2010 as a result of current economic conditions.  These initiatives impact our business in several ways.  First, Fannie Mae and Freddie Mac, which guarantee the timely payment of principal and interest on our Agency MBS, are under federal conservatorship and have liquidity and preferred capital commitments from the government.  Without such intervention, it is unlikely that government sponsored entities could perform under their guaranty of payment on the Agency MBS.  Second, as of February 16, 2010 the Treasury and Federal Reserve have purchased approximately $1.4 trillion in 15 and 30-year fixed-rate Agency MBS which has reduced overall mortgage rates while driving up prices on all Agency MBS, including Hybrid Agency ARMs and Agency ARMs.  Third, our repurchase agreement borrowing costs have benefitted by the lowered Federal Funds rate, increasing our net interest income and as a result our profitability.  Over time, the government and Federal Reserve will change the above policies (and other policies not discussed above) with respect to the credit markets.  For instance, the Treasury discontinued its purchases of Agency MBS as of December 31, 2009, and the Federal Reserve is expected to discontinue its purchases in March 2010.  When these policies change or reverse, our profitability, the market value of our investments, and our investment opportunities will likely all be impacted.   While liquidity returned to many markets in 2009, we believe the stability of the global credit markets remains fragile, particularly given global economic fundamentals.  The long-term success of our business model is generally predicated on the stability of the capital markets.

On February 10, 2010, Fannie Mae and Freddie Mac announced their intentions to buy out delinquent loans that are past due 120 or more days from Agency MBS pools.  Freddie Mac announced that it would buy all such loans in February 2010 and Fannie Mae indicated that it would purchase loans over a period of a few months subject to certain conditions.  The purchase of delinquent loans will likely impact certain of our Agency MBS investments, resulting in an increase in prepayments on our Agency MBS for those periods.  Neither of the government-sponsored entities has published sufficient information to precisely predict the ultimate impact on the Company’s investment portfolio from these actions.  However, based on published information, the Company believes that Agency MBS with coupons greater than 5.00% and originated between 2005 and 2008 are likely to have the most seriously delinquent loans and are at the greatest risk for buy-outs.  As of January 31, 2010, approximately $216.6 million, or 40%, of the Company’s investment in Agency MBS have these characteristics.  Overall, the Company expects that its concentration in lower coupon MBS should reduce the overall impact of the buy-outs.  Additional information on the potential impact of these buyouts is discussed within the “Liquidity and Capital Resources” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based in large part upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results may differ from the estimated amounts we have recorded.

Critical accounting policies are defined as those that are reflective of significant judgments or uncertainties, and which may result in materially different results under different assumptions and conditions, or the application of which may have a material impact on our financial statements.

Consolidation of Subsidiaries.  The consolidated financial statements represent our accounts after the elimination of all inter-company transactions.  We consolidate entities in which we own more than 50% of the voting equity and control does not rest with others and variable interest entities in which we are determined to be the primary beneficiary in accordance with Accounting Standards Codification (“ASC” or “Codification”) Topic 810.  We follow the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships and corporate joint ventures or when we are able to influence the financial and operating policies of the investee but own less than 50% of the voting equity.

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

Other-than-Temporary Impairments.  We evaluate all securities in our investment portfolio for other-than-temporary impairments.  A security is generally defined to be other-than-temporarily impaired if the carrying value of such security exceeds its estimated fair value.  Under the provisions of ASC Topic 320, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected is less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis.  The charge to earnings is limited to the amount of credit loss if the investor does not intend, and it is more-likely-than-not that it will not be required, to sell the security before recovery of the security’s amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.  In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.  Securities normally are not placed on non-accrual status if the servicer continues to advance on the impaired mortgage loans in the security.

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

We consider various factors in determining our specific and general allowance requirements.  Such factors include whether a loan is delinquent, our historical experience with similar types of loans, historical cure rates of delinquent loans, and historical and anticipated loss severity of the mortgage loans as they are liquidated.  The factors may differ by mortgage loan type (e.g., single-family versus commercial) and collateral type (e.g., multifamily versus office property).  The allowance for loan losses is evaluated and adjusted periodically by management based on the actual and estimated timing and amount of probable credit losses as well as industry loss experience.

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

Derivatives.  As required by ASC Topic 815, we record all derivatives on our balance sheet at fair value.  The accounting for changes in the fair value of each derivative depends on whether we designate the derivative as a trading position or as a hedging position for a financial instrument or forecasted transaction.  If we designate a derivative as a trading position, changes in its fair value are immediately recognized in the current period’s consolidated statement of income as trading income or loss.  If we designate a derivative as a hedging position and we satisfy certain criteria established within ASC Topic 815, then we may apply hedge accounting to record changes in the derivative’s fair value.  Hedge accounting involves evaluating the effectiveness of the hedge against the financial instrument or transaction being hedged.  The ineffective portion of the hedge relationship is immediately recognized in the current period’s statement of income as a portion of other income (expense) while the effective portion of the hedge relationship is reported in accumulated other comprehensive income (“AOCI”) and later reclassified into the statement of income as a portion of interest expense in the same period during which the hedged financial instrument or transaction affects earnings.  If our management decides to terminate any or all derivatives designated as hedging positions or if our management decides to sell or terminate the underlying financial instruments being hedged, any changes in fair value of the associated derivatives recorded in other comprehensive income at the time of termination will be recognized in that period’s statement of income.  In addition, our interest rate agreements contain covenants which require us to maintain a minimum level of equity and earnings as well as maintain our REIT status.  If we breach any of these covenants, our counterparties will be allowed to immediately terminate any interest rate agreement they have with us.  At the time of this termination, any changes in fair value of the derivatives recorded in other comprehensive income will be recognized in that period’s statement of income.

Fair Value.  As defined in ASC Topic 820, the fair value of a financial instrument is the exchange price in an orderly transaction, that is not a forced liquidation or distressed sale, between market participants to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset/liability.  The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset/liability.  ASC Topic 820 provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs.  In addition, ASC Topic 820 provides a framework for measuring fair value and establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

The three levels of valuation hierarchy established by ASC Topic 820 are as follows:

•
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Our investments included in Level 1 fair value generally are equity securities listed in active markets.

•
Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.  Fair valued assets and liabilities that are generally included in this category are Agency MBS, which are valued based on the average of multiple dealer quotes that are active in the Agency MBS market, and interest rate swaps, which are valued using a third-party pricing service, and the valuations are tested with internally developed models that apply readily observable market variables.

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

Estimates of fair value for financial instruments are based primarily on management’s judgment.  Since the fair value of our financial instruments is based on estimates, actual fair values recognized may differ from those estimates recorded in the consolidated financial statements.  Please see Note 12 of the Notes to Consolidated Financial Statements for additional information regarding ASC Topic 820 with respect to specific assets.

We account for our Agency MBS and non-Agency securities in accordance with ASC Topic 320, which requires that investments in debt and equity securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  All of our securities are designated as available-for-sale and are carried at their fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive (loss)/income as a component of shareholders’ equity.  We determine the fair value of our non-Agency securities by discounting the estimated future cash flows derived from pricing models that utilize information such as the security’s coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, and credit enhancement as well as certain other relevant information.   The fair value of our other investment securities is based upon prices obtained from a third-party pricing service and broker quotes.

Although we generally intend to hold our investment securities until maturity, we may, from time to time, sell any of our securities as part of the overall management of our business.  The available-for-sale designation provides us with the flexibility to sell any of our investment securities.  Upon the sale of an investment security, any unrealized gain or loss is reclassified out of AOCI to earnings as a realized gain or loss using the specific identification method.

RECENT ACCOUNTING PRONOUNCEMENTS

The following section discusses recent accounting pronouncements issued prior to the filing of this Annual Report on Form 10-K which will likely have a material impact our future financial condition or results of operations.

In December 2009, FASB issued Accounting Standards Update (“ASU” or “Update”) No. 2009-16 and ASU No. 2009-17 which amends ASC Topic 860 and ASC Topic 810, respectively.  The purpose of the amendment to ASC Topic 860 is to eliminate the concept of a “qualifying special-purpose entity” (“QSPE”) and to require more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets.  The purpose of the amendment to ASC Topic 810 is to change how a reporting entity determines when to consolidate another entity that is insufficiently capitalized or is not controlled by voting rights.  Instead of focusing on quantitative determinants, consolidation is to be determined based on, among other things, qualitative factors such as the other entity’s purpose and design as well as the reporting entity’s ability to direct the activities of the other entity that most significantly impact its performance.  The reporting entity is also required to add significant disclosures regarding its involvement with variable interest entities and any changes in risk exposure due to this involvement.  Both of these amendments to the ASC are effective for transactions and events occurring after the beginning of a reporting entity’s first fiscal year that begins after November 15, 2009.  Early adoption is prohibited, and the application will be prospective.  We have one QSPE that we will consolidate as a result of the adoption of these standards on January 1, 2010.  As a result, our investments will increase by approximately $15 million as a result of the consolidation of this QSPE with a corresponding $15 million increase in its securitization financing.  We do not anticipate that the adoption of this standard will have a material impact on our results of operations.

Subsequently, FASB issued Update No. 2010-10 which allowed certain reporting entities to defer the consolidation requirements amended in ASC Topic 810 by Update No. 2009-17.  Our company is not eligible for this deferral.

In January 2010, FASB issued Update No. 2010-06 which amends ASC Topic 820 to require additional disclosures and to clarify existing disclosures.  Specifically, entities will be required to disclose reasons for and amounts of transfers in and out of levels 1 and 2 as well as a reconciliation of level 3 measurements to include separate information about purchases, sales, issuances, and settlements.   Additionally, this amendment clarifies that a “class” of assets or liabilities is often a subset of assets or liabilities within a line item on the entity’s balance sheet, and that a reporting entity should provide fair value measurement disclosures for each class.  This amendment also clarifies that disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements is required for those measurements that fall in either level 2 or 3.  The effective date for the new disclosure requirements relating to the rollforward of activity in level 3 fair value measurements is for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  All other new disclosures and clarifications of existing disclosures issued in this Update are effective for interim and annual reporting periods beginning after December 15, 2009.  Management will comply with these new disclosure requirements in the future applicable periods.  Because these amendments to ASC Topic 820 relate only to disclosures and do not alter GAAP, they will not impact our financial condition or results of operations.

FINANCIAL CONDITION

The following discussion includes our balance sheet items that had significant activity during the past fiscal year and should be read in conjunction with the Notes to the Financial Statements contained within Item 8 of this Annual Report on Form 10-K.

Agency MBS

Our Agency MBS investments, which are classified as available-for-sale and carried at fair value, are comprised as follows:

(amounts in thousands)	December 31, 2009	December 31, 2008
Agency MBS:
Hybrid ARMs	$293,428	$217,800
ARMs	297,002	92,626
	590,430	310,426
Fixed-rate	131	194
	590,561	310,620
Principal receivable	3,559	956
	$594,120	$311,576

Agency MBS increased $282.5 million to $594.1 million as of December 31, 2009 from $311.6 million as of December 31, 2008 primarily as a result of our purchase of approximately $389.2 million of Agency MBS.  In addition, the weighted average price on our Agency MBS increased to 104.2 from 101.3 as of December 31, 2009 and 2008, respectively.  Partially offsetting these increases was the receipt of $116.7 million of principal on the securities during the twelve-month period ended December 31, 2009.  Approximately $575.4 million of the Agency MBS are pledged to counterparties as security for repurchase agreement financing.

As of December 31, 2009, our portfolio of Agency MBS included net unamortized premiums of $12.9 million, or 2.3% of the par value of the securities, compared to net unamortized premiums of $3.5 million, or 1.1% of the par value of the securities, as of December 31, 2008.  The average constant prepayment rate (“CPR”) realized on our Agency MBS portfolio was 17.0% for the years ended December 31, 2009 and 2008.

Securitized Mortgage Loans, Net

Securitized mortgage loans are comprised of loans secured by first deeds of trust on single-family residential and commercial properties.  Our net basis in these loans at amortized cost, which includes discounts, premiums, deferred costs, and allowance for loan losses, is presented in the following table by the type of property collateralizing the loan.

(amounts in thousands)	December 31, 2009	December 31, 2008
Securitized mortgage loans, net:
Commercial	$150,371	$170,806
Single-family	62,100	71,483
	$212,471	$242,289

Our securitized commercial mortgage loans are pledged to two securitization trusts, which were issued in 1993 and 1997, and have outstanding principal balances, including defeased loans, of $13.1 million and $142.0 million, respectively, as of December 31, 2009 compared to $22.9 million and $152.2 million, respectively, as of December 31, 2008.  The decrease in the balance of these mortgage loans from December 31, 2008 to December 31, 2009 was primarily related principal payments, net of amounts received on loans entering defeasance, of $20.3 million.  We provided approximately $0.3 million for estimated losses on these commercial mortgage loans as a result of an increase in estimated losses on the commercial loan portfolio.

Our securitized single-family mortgage loans are pledged to a securitization trust issued in 2002 using loans that were principally originated between 1992 and 1997.  The decrease in the balance of these mortgage loans is primarily related to principal payments on the loans of $9.1 million, $5.8 million of which was unscheduled, and the provision of approximately $0.3 million for estimated loan losses during the 2009 fiscal year.  These loans are comprised of approximately 87% ARMs, 62% of which are based on six-month LIBOR, and the remaining 13% being fixed rate loans.  These loans have a loan to original appraised value of approximately 49.6%, based on the unpaid principal balance as of December 31, 2009.  In addition, approximately 32.7% of the loans are covered by pool insurance.  Although the portfolio experienced an increase in the percentage of single-family mortgage loans more than 60 days delinquent from 4.45% as of

December 31, 2008 to 6.77% as of December 31, 2009, the loans continue to perform well with realized losses of only $0.2 million for the year ended December 31, 2009 and no realized losses for the year ended December 31, 2008.  Due to the seasoning of these loans, pool insurance, and other credit support, we provided approximately $0.3 million estimated losses on the single-family mortgage loans during the year.

Non-Agency securities

Non-Agency securities increased $102.8 million to $109.1 million as of December 31, 2009 from $6.3 million as of December 31, 2008.  In November of 2009, we acquired all of the interests in our previous joint venture and now consolidate the assets of the former joint venture.  One of the assets we acquired was a subordinate CMBS with a fair value of approximately $4.1 million, which is included in non-Agency securities.  We also acquired the redemption rights for $182.5 million CMBS issued in 1998 when we purchased the controlling interest in the joint venture.

We exercised certain of the redemption rights and redeemed $111.3 million of ‘AAA’ rated CMBS.  We refinanced these CMBS through a securitization transaction in December 2009 and sold $15.0 million of the securitization bonds as part of the transaction on which we recognized a loss of less than $0.1 million.  As of December 31, 2009, we held $99.1 million of the securitization bonds in our investment portfolio.

Other Investments

In 2009, we sold all of our remaining investment in equity securities of $3.4 million, which generated net proceeds of approximately $3.6 million and a gain of $0.2 million.

Other loans and investments declined approximately $0.6 million primarily due to the receipt of principal on the mortgage loans.  The balance as of December 31, 2009 is comprised of $2.1 million of seasoned residential and commercial mortgage loans and $0.1 million related to an investment in delinquent property tax receivables.

Repurchase Agreements

Repurchase agreements increased to $638.3 million as of December 31, 2009 from $274.2 million as of December 31, 2008.  The increase is primarily related to our use of repurchase agreements to finance our acquisition of Agency MBS and non-Agency securities, net of repayments during the year.  The following table presents our repurchase agreement borrowings and the fair value of the investments collateralizing those borrowing by collateral type as of December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
(amounts in thousands)	Repurchase agreement	Estimated fair value of collateral	Repurchase agreement	Estimated fair value of collateral
Collateral type:
Agency MBS	$540,586	$575,386	$274,217	$300,277
Non-Agency securities - CMBS	73,338	82,770	─	─
Securitization financing bonds (1)	24,405	34,431	─	─
	$638,329	$692,587	$274,217	$300,277

(1)
The securities collateralizing these repurchase agreements are two securitization financing bonds, which were issued by trusts that we consolidate and which were redeemed by us. Although these securities remain outstanding, which enables us to finance them with repurchase agreements, because we consolidate the trusts that issued these bonds, they are eliminated in our consolidated financial statements.

Our repurchase agreements generally have original maturities of thirty to sixty days and bear interest at a spread to LIBOR.  As of December 31, 2009 and 2008, our repurchase agreements had the following weighted average maturities and interest rates:

	December 31, 2009		December 31, 2008
(amounts in thousands)	Weighted average original maturity (in days)	Interest rate	Weighted average original maturity (in days)	Interest rate
Collateral type:
Agency MBS	64	0.60%	41	2.70%
Non-Agency securities - CMBS	33	1.73%	─	─
Securitization financing bonds	33	1.59%	─	─

Securitization Financing

Securitization financing consists of fixed and variable rate bonds.  The balances in the table below include unpaid principal, premiums, discounts, and deferred costs.

(amounts in thousands)	December 31, 2009	December 31, 2008
Securitization financing bonds:
Fixed, secured by commercial mortgage loans	$119,713	$149,584
Variable, secured by single-family mortgage loans	23,368	27,573
	$143,081	$177,157

The fixed-rate bonds were issued pursuant to two separate indentures (via two securitization trusts) and finance our securitized commercial mortgage loans, which are also fixed-rate.  The fixed-rate bonds have a range of rates from 6.7% to 7.2% and a weighted average rate of 6.9% as of December 31, 2009.  Approximately $15.5 million of the decrease in fixed-rate securitization financing was related to the Company’s redemption of a senior bond issued by one of the securitization trusts.  The bond was redeemed at its par value and was partially financed with a repurchase agreement with a balance of $6.1 million as of December 31, 2009, which is referred to in the repurchase agreement discussion above.  The remainder of the decrease in fixed-rate bonds is primarily related to principal payments on the bonds of $12.9 million and bond premium and deferred cost amortization of approximately $1.5 million during the year ended December 31, 2009.

Our securitized single-family mortgage loans are financed by a variable-rate securitization financing bond issued pursuant to a single indenture.  As of December 31, 2009, the interest rate for this variable-rate bond was 0.5%.  The balance decreased $4.2 million to $23.4 million as of December 31, 2009 from $27.6 million as of December 31, 2008 and is primarily related to principal payments on the bonds of $4.3 million partially offset by $0.1 million of bond discount amortization.

Shareholders’ Equity

Shareholders’ equity increased $28.3 million to $168.8 million as of December 31, 2009.  The increase was primarily related to net income of $17.6 million, an increase in AOCI of $14.0 million primarily related to an increase in the average price of our Agency MBS portfolio to 104.2 as of December 31, 2009 from 101.3 as of December 31, 2008, and a $12.9 million increase for the issuance of 1,751,750 shares of our common stock at an average price of $7.59 (net of issuance costs).  These increases were partially offset by dividends declared on our common and preferred stock dividends of $16.1 million.

Supplemental Discussion of Investments

The tables below summarize our investment portfolio by major category as of December 31, 2009 and December 31, 2008, and provide our investment basis, associated financing, net invested capital (which is the difference between our investment basis and the associated financing as reported in our audited consolidated financial statements), and the estimated fair value of the net invested capital as of December 31, 2009.  Net invested capital in the table below represents the approximate allocation of our shareholders’ capital by major investment category.  Because our business model employs the use of leverage, our investment portfolio presented on a gross basis may not reflect the true commitment of our shareholders’

equity capital to a particular investment category, and it may not indicate to our shareholders where our capital is at risk.  We believe this analysis is particularly important when we use financing which is recourse to us such as repurchase agreements.  Our capital allocation decisions are in large part determined based on risk adjusted returns for our capital available in the marketplace.  Such risk-adjusted returns are based on the leveraged return on investment (i.e., return on equity or, alternatively, return on invested capital).  We present the information in the table below to show where our capital is allocated by investment category.  We believe that our shareholders view our actual capital allocations as important in their understanding of the risks in our business and the earnings potential of our business model.

For investments carried at fair value in our consolidated financial statements, the estimated fair value of net invested capital (presented in the last column of the following table) is equal to the basis as presented in the consolidated financial statements less the financing amount associated with that investment.  For investments carried at an amortized cost basis (principally securitized mortgage loans), the estimated fair value of net invested capital is based on the present value of the projected cash flow from the investment, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the associated financing.  In general, because of the uniqueness and age of these investments, an active secondary market does not currently exist so management makes assumptions as to market expectations of prepayment speeds, losses and discount rates.  Therefore, if we actually were to have attempted to sell these investments as of December 31, 2009 or as of December 31, 2008, there can be no assurance that the amounts set forth in the tables below could have been realized.  In all cases, we believe that these valuation techniques are consistent with the methodologies used in our fair value disclosures included in Note 12 in the Notes to the Consolidated Financial Statements.

Estimated Fair Value of Net Invested Capital

	December 31, 2009 (amounts in thousands)
Investment	Investment basis	Financing (1)	Net invested capital	Estimated fair value of net invested capital
Agency MBS (2)	$594,120	$540,586	$53,534	$53,534

Securitized mortgage loans: (3)
Single-family mortgage loans – 2002 Trust	62,100	41,716	20,384	13,911
Commercial mortgage loans – 1993 Trust	11,574	6,057	5,517	5,762
Commercial mortgage loans – 1997 Trust	138,797	119,713	19,084	10,235
	212,471	167,486	44,985	29,908

Non-Agency securities (4)
CMBS	103,203	73,338	29,865	29,865
RMBS	5,907	─	5,907	5,907
	109,110	73,338	35,772	35,772

Other investments	2,280	─	2,280	2,079

Total	$917,981	$781,410	$136,571	$121,293

(1)	Financing includes repurchase agreements and securitization financing issued to third parties.
(2)
Estimated fair values are based on a third-party pricing service and dealer quotes.  Net invested capital excludes cash maintained to support investment in Agency MBS financed with repurchase agreement borrowings.

(3)	Estimated fair values are based on discounted cash flows using assumptions set forth in the table below, inclusive of amounts invested in unredeemed securitization financing bonds.
(4)	Estimated fair values are calculated as the net present value of expected future cash flows.

The following table summarizes management’s assumptions used in our calculation of estimated fair value of net invested capital as of December 31, 2009 for the securitized mortgage loan and non-Agency CMBS portions of our investment portfolio.

	Fair Value Assumptions
Investment type	Approximate year of investment origination or issuance	Weighted-average prepayment speeds(1)	Projected annual losses (2)	Weighted-average discount rate(3)

Single-family mortgage loans – 2002 Trust	1994	15% CPR	0.2%	11%
Commercial mortgage loans – 1993 Trust	1993	0% CPR	0.8%	11%
Commercial mortgage loans – 1997 Trust	1997	20% CPY(4)	1.5%	21%

Non-Agency CMBS	1998	20% CPY(4)	0.0%	6%

(1)
Assumed CPR speeds generally are governed by underlying pool characteristics.  Loans currently delinquent in excess of 30 days are assumed to be liquidated in six months at a loss amount that is calculated for each loan based on its specific facts.

(2)	Management’s estimate of losses that would be used by a third party in valuing these or similar assets.
(3)	Represents management’s estimate of the market discount rate that would be used by a third party in valuing these or similar assets.
(4)	CPR with yield maintenance provision. 20% CPY assumes a CPR of 20% per annum on the pool upon expiration of the prepayment lock-out period.

	December 31, 2008 (amounts in thousands)
Investment	Investment basis	Financing (1)	Net invested capital	Estimated fair value of net invested capital
Agency MBS (2)	$311,576	$274,217	$37,359	$37,359

Securitized mortgage loans: (3)
Single-family mortgage loans – 2002 Trust	71,483	27,573	43,910	35,594
Commercial mortgage loans – 1993 Trust	21,314	18,218	3,096	3,307
Commercial mortgage loans – 1997 Trust	149,492	139,900	9,592	─
	242,289	185,691	56,598	38,901

Non-Agency securities (4)
CMBS	─	─	─	─
RMBS	6,259	─	6,259	6,259
	6,259	─	6,259	6,259

Investment in joint venture (5)	5,655	─	5,655	5,595

Other investments	6,476	─	6,476	6,099

Total	$572,255	$459,908	$112,347	$94,213

(1)
Financing includes repurchase agreements and securitization financing issued to third parties.  Financing for the 1997 Trust also includes our obligation under payment agreement, which at December 31, 2008 had a balance of $8,534.

(2)	Estimated fair values are based on a third-party pricing service and dealer quotes.
(3)	Estimated fair values are based on discounted cash flows and are inclusive of amounts invested in unredeemed securitization financing bonds.
(4)	Estimated fair values are calculated as the net present value of expected future cash flows.
(5)	Estimated fair values for investment in joint venture represents our share of the estimated fair value of the joint venture’s assets.

The following table presents the information from the “Net Invested Capital” column included in the “Estimated Fair Value of Net Invested Capital” tables by rating classification as of December 31, 2009 and 2008.  These ratings are derived based on the rating of the asset in which such capital is invested.  Investments in the unrated and non-investment grade classification primarily include other loans that are not rated but are substantially seasoned and performing loans.  Securitization overcollateralization generally includes the excess of the securitized mortgage loan collateral pledged over the outstanding bonds issued by the securitization trust.

(amounts in thousands)	December 31, 2009	December 31, 2008
Investments by rating classification:
Agency MBS	$53,534	$37,359
AAA rated non-Agency securities	42,793	40,622
AA and A rated non-Agency securities	355	337
Securitization overcollateralization	33,116	21,457
Unrated and non-investment grade	6,773	6,917
Investment in joint venture	─	5,655
Net invested capital	$136,571	$112,347

The following table reconciles net invested capital to shareholders’ equity as presented on the Company’s consolidated balance sheets as of December 31, 2009 and 2008:

(amounts in thousands)	December 31, 2009	December 31, 2008
Net invested capital	$136,571	$112,347
Cash and cash equivalents	30,173	27,309
Derivative assets	1,008	─
Accrued interest, net	3,375	1,559
Other assets and liabilities, net	(2,374)	(806)
Shareholders’ equity	$168,753	$140,409

RESULTS OF OPERATIONS

The following discussion for our consolidated results of operation should be read in conjunction with the Notes to the Financial Statements contained within Item 8 of this Annual Report on Form 10-K.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Interest Income

Interest income includes interest earned on our investment portfolio and also reflects the amortization of any related discounts, premiums and deferred costs.  The following tables present the significant components of our interest income.

	Year Ended December 31,
(amounts in thousands)	2009	2008
Interest income - Investments:
Agency MBS	$20,962	$6,731
Securitized mortgage loans	17,169	20,886
Non-Agency securities	863	709
Other investments	226	642
Cash and cash equivalents	16	685
	$39,236	$29,653

Interest Income – Agency MBS

The increase of $14.2 million in interest income on Agency MBS is related to the increase in Agency MBS investments from net purchases of approximately $389.2 million of Agency MBS during 2009, which increased the average balance from $149.2 million for the year ended December 31, 2008 to $492.9 million for the year ended December 31, 2009.  This increase is offset by a 26 basis point decrease in the average yield on Agency MBS from 4.51% for 2008 to 4.25% for 2009 as well as an increase of $2.4 million in net premium amortization to $3.0 million for the year ended December 31, 2009 compared to $0.6 million for the year ended December 31, 2008.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on securitized mortgage loans.

	Year Ended December 31,
	2009			2008
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Securitized mortgage loans:
Commercial	$13,506	$(32)	$13,474	$15,282	$409	$15,691
Single-family	3,710	(15)	3,695	5,474	(279)	5,195
	$17,216	$(47)	$17,169	$20,756	$130	$20,886

The majority of the decrease of $2.2 million in interest income on securitized commercial mortgage loans is related to the lower average balance of the commercial mortgage loans outstanding for the year ended December 31, 2009, which decreased approximately $17.6 million, or 10%, compared to the average balance for the year ended December 31, 2008.  The decrease in the average balance is primarily related to principal payments received of $20.3 million, which includes both scheduled and unscheduled payments net of amounts received on loans entering defeasance, during 2009.  In addition, net amortization of premiums on commercial mortgage loans changed from an amortization benefit of $0.4 million for the year ended December 31, 2008 to an amortization expense of less than $0.1 million for the same period in 2009.  Current and expected market conditions are expected to make it more difficult for commercial borrowers to refinance, which should slow unscheduled payments.

The decline of $1.5 million in interest income on securitized single-family mortgage loans was related to the decrease in the average balance of the loans outstanding to $67.1 million for the year ended December 31, 2009 from $78.9 million for the year ended December 31, 2008.  Interest income on single-family mortgage loans also declined as a result of an approximately 108 basis point decrease in the average yield on our single-family mortgage loan portfolio to 5.47% for the year ended December 31, 2009 from 6.56% for the year ended December 31, 2008.  For a discussion of the reasons for the decrease in average yields, see the section “Average Balances and Effective Interest Rates” below.

Interest Income – Cash and Cash Equivalents

The decrease of $0.7 million in interest income on cash and cash equivalents is primarily the result of a $6.1 million decrease in the average balance of cash and cash equivalents for the year ended December 31, 2009 compared to the year ended December 31, 2008 and a decrease in short-term interest rates during 2009.  The average balance of cash and cash equivalents declined during 2009 as we continued to deploy our cash in investments.  The average yield on cash and cash equivalents decreased from 1.90% for the year ended December 31, 2008 to 0.05% for the year ended December 31, 2009.

Interest Expense

The following table presents the significant components of our interest expense.

	Year Ended December 31,
(amounts in thousands)	2009	2008
Interest expense:
Securitization financing	$9,801	$13,416
Repurchase agreements	3,288	4,079
Obligation under payment agreement	1,589	1,608
Other	(7)	3
	$14,671	$19,106

Interest Expense – Securitization Financing

The following table summarizes the detail of the interest expense recorded on securitization financing bonds.

	Year Ended December 31,
	2009			2008
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Securitization financing:
Commercial	$10,797	$(1,472)	$9,325	$12,903	$(995)	$11,908
Single-family	171	128	299	995	155	1,150
Other bond related costs	177	–	177	358	–	358
	$11,145	$(1,344)	$9,801	$14,256	$(840)	$13,416

The decrease of $2.6 million in interest expense on securitization financing secured by commercial mortgage loans is primarily related to the $28.2 million, or approximately 18%, decrease in the average balance of securitization financing to $131.5 million for the year ended December 31, 2009 from $159.7 million for the year ended December 31, 2008.  The decrease in average balance of securitization financing is due to principal payments of $12.9 million on the mortgage loans collateralizing these bonds.  We also redeemed a securitization financing bond with a balance of $15.5 million during the period, which is discussed previously in more detail in the “Financial Condition” section above.  In addition, securitization financing secured by commercial mortgage loans is fixed-rate and had a weighted average cost, net of amortization, of 7.09% and 7.46% for the years ended December 31, 2009 and 2008, respectively.

The decrease of $0.9 million in interest expense on securitization financing secured by single-family mortgage loans is related to the $5.1 million, or approximately 17%, decrease in the average balance of securitization financing to $25.4 million for the year ended December 31, 2009 from $30.6 million for the year ended December 31, 2008.  This decrease in average balance of securitization financing is related to the prepayments on the mortgage loans collateralizing these bonds.  In addition, the cost of financing decreased to 1.18% for the year ended December 31, 2009 from 3.76% for the year ended December 31, 2008.  The financing is variable-rate based on one-month LIBOR which declined during the 2009 period.

Interest Expense – Repurchase Agreements

The following table summarizes the components of interest expense by the type of securities collateralizing the repurchase agreements.

	Year Ended December 31,
(amounts in thousands)	2009	2008
Interest expense:
Repurchase agreements collateralized by Agency MBS	$2,847	$3,978
Repurchase agreements collateralized by securitization financing bonds	409	101
Repurchase agreements collateralized by CMBS	32	–
	$3,288	$4,079

The decrease of $1.2 million in interest expense on repurchase agreements collateralized by Agency MBS is primarily related to a 235 basis point decrease in the average rate on the repurchase agreements to 0.63% for the year ended December 31, 2009 from 2.96% for the year ended December 31, 2008.  The benefit from the decrease in the average rate of borrowing costs was offset in part by a $314.0 million increase in the average balance of repurchase agreements outstanding for the year ended December 31, 2009 to $448.3 million from $134.3 million for the year ended December 31, 2008.

Interest expense on repurchase agreements collateralized by securitization bonds increased $0.3 million due to a $17.7 million increase in the average balance outstanding to $20.9 million for the year ended December 31, 2009 from $3.2 million for the year ended December 31, 2008.  The increase in balance was primarily related to financing the securitization bond that was redeemed during 2009 with a repurchase agreement.  The effect of the increased balance on interest expense was partially offset by a 119 basis point decrease in the average rate on the repurchase agreements to 1.96% for the year ended December 31, 2009 from 3.15% for the year ended December 31, 2008.

Provision for Loan Losses

During the year ended December 31, 2009, we added approximately $0.8 million of reserves for estimated losses on our securitized mortgage loan portfolio.  We provided $0.4 million for estimated losses on our commercial mortgage loans, which include $15.3 million of loans delinquent for 30 or more days at December 31, 2009.  We also provided approximately $0.3 million for estimated losses on our portfolio of securitized single-family mortgage loans.

Gain on Sale of Investments, Net

The gain on sale of investments for the year ended December 31, 2009 is primarily related to the sale of our remaining investment in the equity securities of publicly traded companies during the year which generated proceeds of approximately $3.6 million on equity securities in which we had a cost basis of approximately $3.4 million resulting in a gain of approximately $0.2 million.  The gain of $2.3 million for the year ended December 31, 2008 is primarily related to the sale of approximately $14.2 million of equity securities during that period.

Fair Value Adjustments, Net

Fair value adjustments, net for the year ended December 31, 2009 was primarily comprised of an unfavorable fair value adjustment of $2.0 million related to the obligation under payment agreement offset by a favorable fair value adjustment of $1.9 million related to certain bond redemption rights.  Prior to our acquisition of the remaining interests of the joint venture, market discount rates declined which resulted in an increase in the fair value of the obligation under payment agreement and the recognition of the unfavorable fair value adjustment of $2.0 million.  When we acquired the remaining interests of the joint venture and consolidated its assets into our balance sheet, we recognized $2.7 million in redemption rights for CMBS which subsequently increased in fair value by $1.9 million.

Other (Expense) Income

Other expense of $2.3 million for the year ended December 31, 2009 was primarily related to a $2.5 million charge recognized in relation to our acquisition in November 2009 of the remaining 50.125% interest in the joint venture, Copperhead Ventures, LLC, in which we previously owned 49.875%.

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

General and Administrative Expenses

Compensation and Benefits

Compensation and benefits expense increased $1.3 million to $3.6 million for the year ended December 31, 2009 from $2.3 million for the year ended December 31, 2008.  Our stock-based compensation expense increased $0.8 million primarily due to an increase in the closing price of our common stock from $6.54 at December 31, 2008 to $8.73 at December 31, 2009.  The remaining increase in compensation and benefits is primarily related to the salary, bonus and benefits associated with hiring two additional executive officers during the second half of 2008.

Other General and Administrative

The decrease of $0.2 million in other general and administrative expenses is primarily related to consulting and related expenses associated with expanding our investment platform and the related infrastructure that were incurred in 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Interest Income

Interest income includes interest earned on our investment portfolio and also reflects the amortization of any related discounts, premiums and deferred costs.  The following tables present the significant components of interest income.

	Year Ended December 31,
(amounts in thousands)	2008	2007
Interest income - Investments:
Agency MBS	$6,731	$110
Securitized mortgage loans	20,886	26,424
Other investments	1,351	1,633
Cash and cash equivalents	685	2,611
	$29,653	$30,778

Interest Income – Agency MBS

Interest income on Agency MBS increased to $6.7 million for the year ended December 31, 2008 from $0.1 million for the same period in 2007.  The increase is related to the net purchase of approximately $335.6 million of Agency MBS during the year ended December 31, 2008, which increased the average balance from $1.2 million for the year ended December 31, 2007 to $149.2 million for the same period in 2008.  The average balance increased less than the gross purchases during 2008 because the Agency MBS purchases occurred throughout 2008.

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

Interest income on securitized single-family mortgage loans declined $2.6 million to $5.2 million for the year ended December 31, 2008.  The decline in interest income on single-family mortgage loans was primarily related to the decrease in the average balance of the loans outstanding, which declined approximately $21.8 million, or approximately 22%, to $78.9 million for the year ended December 31, 2008 compared to the same period in 2007.  Approximately $12.3 million of unscheduled payments were received on our single-family mortgage loans during 2008, which represented approximately 14% of outstanding unpaid principal balance as of December 31, 2007.  Interest income on our single-family mortgage loans also declined as a result of a decrease in the average yield on our single-family mortgage loan portfolio, which declined from 7.7% to 6.6% for the years ended December 31, 2007 and 2008, respectively.  Approximately 87% of our single-family mortgage loans were variable rate as of December 31, 2008.

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

Equity in (Loss) Income of Joint Venture

Our interest in the operations of the joint venture, in which we held a 49.875% interest, decreased from income of $0.7 million to a loss of $5.7 million for the year ended December 31, 2007 and 2008, respectively.  The joint venture had interest income of approximately $4.0 million for the year ended December 31, 2008.  The joint venture’s results for the year ended December 31, 2008 were reduced by an other-than-temporary impairment charge of $7.3 million that it recognized on its interests in a subordinate CMBS and a $7.4 million decrease in the estimated fair value of certain interests in a subordinate CMBS, for which it elected the fair value option under SFAS 159.  Our proportionate share of these items was a $5.7 million loss.

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

	Year ended December 31,
(amounts in thousands)	2009		2008		2007
	Average Balance(1)(2)	Effective Rate(3)	Average Balance(1)(2)	Effective Rate(3)	Average Balance(1)(2)	Effective Rate(3)
Agency MBS
Agency MBS	$492,900	4.25%	$149,229	4.51%	$1,214	9.03%
Repurchase agreements	448,279	0.63%	134,252	2.96%	–	–%
Net interest spread		3.62%		1.55%		9.03%

Securitized Mortgage Loans
Securitized mortgage loans	$233,120	7.36%	$262,482	7.95%	$315,962	8.35%
Securitization financing (4)	156,891	6.13%	190,234	6.86%	201,148	7.19%
Repurchase agreements	20,869	1.96%	3,201	3.15%	64,231	5.45%
Net interest spread		1.71%		1.15%		1.56%

Non-Agency Securities and Other Investments, Net
All other investments(5)	$14,620	7.45%	$12,203	11.07%	$15,908	10.26%
Repurchase agreements	1,808	1.75%	–	─%	─	─%
Net interest spread		5.70%		11.07%		10.26%

Total
Interest-earning assets	$740,640	5.29%	$423,914	6.83%	$333,084	8.45%
Interest-bearing liabilities	627,848	2.05%	327,687	5.23%	265,379	6.77%
Net interest spread		3.24%		1.60%		1.68%

(1)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses on available-for-sale securities.
(2)	Average balances exclude funds held by trustees except defeased funds held by trustees.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

(4)	Effective rates are calculated excluding non-interest related securitization financing expenses.
(5)	Because the majority of non-Agency securities outstanding as of December 31, 2009 were not acquired until December 2009, average balances are combined with “Other investments, net”.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

The overall yield on interest-earning assets, which excludes cash and cash equivalents, decreased to 5.29% for the year ended December 31, 2009 from 6.83% for the year ended December 31, 2008.  The overall cost of financing decreased to 2.05% for the year ended December 31, 2009 from 5.23% for the year ended December 31, 2008.  This resulted in an overall increase in net interest spread of 164 basis points.  The reasons for the changes from 2008 to 2009 are discussed below by investment type.

Agency MBS

The yield on Agency MBS decreased by 26 basis points to 4.25% for the year ended December 31, 2009 from 4.51% for the year ended December 31, 2008.  This decrease is primarily the result of lower yields on our purchases of Agency MBS during 2009 as well as a decrease in the yield on some of our securities that had loans which reset lower during the year.

We used repurchase agreements to finance the acquisition of Agency MBS during 2009.  Repurchase agreement borrowing costs decreased to 0.63% for the year ended December 31, 2009 compared to 2.96% for the same period in 2008.  As the financial markets returned to normal after the turmoil in 2008, repurchase agreement financing became more readily accessible at lower financing rates.

Securitized Mortgage Loans

The net interest spread for the year ended December 31, 2009 for securitized mortgage loans was 1.71% versus 1.15% for the same period in 2008.  The increase in spread was due to reduced financing costs partially offset by reduced yield on securitized mortgage loans.

The yield on securitized mortgage loans decreased from 7.95% for the year ended December 31, 2008 to 7.36% for the corresponding period in 2009 primarily as a result of a 109 basis point decrease in the average yield on our securitized single-family mortgage loans to 5.47% for the year ended December 31, 2009.  The majority of our single-family mortgage loans (87% as of December 31, 2009) are variable rate and continued to reset at lower rates during 2009.  Yields on our commercial mortgage loans decreased from 8.55% to 8.12% for the years ended December 31, 2008 and 2009, respectively.  This decrease can be attributed largely to six loans for which interest income accrual was stopped during 2009 due to the impairment of the loans.

The cost of securitization financing decreased to 6.13% for the year ended December 31, 2009 from 6.86% for the same period in 2008.  The yield on a LIBOR-based variable rate bond collateralized by single-family mortgage loans decreased by 258 basis points from 3.76% for the year ended December 31, 2008 to 1.18% for the same period in 2009.  Average one-month LIBOR decreased to 0.33% for the year of 2009 from 2.68% for the year ended 2008.  Cost of bond financing for the commercial mortgage loan portfolio decreased 37 basis points primarily due to the redemption of the higher yielding fixed rate commercial securitization financing during the second quarter of 2009 which was replaced with lower yielding, variable rate repurchase agreement financing.

The average rate on our repurchase agreements that finance our securitized mortgage loans declined along with LIBOR during the period.  However, the average outstanding balance of these repurchase agreements increased significantly during the year due to the refinancing of the commercial loan portfolio discussed above.

Non-Agency Securities and Other Investments, Net

The yield on non-Agency securities and other investments, net decreased 362 basis points to 7.45% for the year ended December 31, 2009 compared to the same period in 2008.  The decrease in the yield on these investments was primarily related to the sale of a $2.7 million debt security in 2008 that had a yield of approximately 13.0%.  In addition, two loans with a total unpaid principal balance of approximately $1.1 million were placed on non-accrual during 2009 as they became more than 60 days past due.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

The overall yield on interest-earning assets, which excludes cash and cash equivalents, decreased to 6.83% for the year ended December 31, 2008 from 8.45% for the same period in 2007.  The overall cost of financing decreased from 6.77% for the year ended December 31, 2007 to 5.23% for the same period in 2008.  The above table is discussed in detail below by investment type.  The decrease in the average yield on our interest-earning assets and financing cost is primarily related to the increase in our investment in Agency MBS, which are financed with short-term repurchase agreements.  Agency MBS and repurchase agreements had lower yields on average than our existing legacy investments.

Agency MBS

The yield on Agency MBS decreased for the year ended December 31, 2008 compared to the same period in 2007 primarily as a result of a significant increase in our investment in Hybrid Agency MBS during 2008, which had a lower average yield than the small amount of fixed rate Agency MBS we held as of December 31, 2007.  We used repurchase agreements to finance the acquisition of Agency MBS during 2008, which resulted in the increase in the average balance of repurchase agreements.  The increase in the balance of financed Hybrid Agency MBS resulted in the decline in the net interest spread on Agency MBS of 748 basis points to 1.55% for the year ended December 31, 2008.

In 2008, the Agency MBS had a gross yield of 4.90%, which was reduced by 39 basis points for net premium amortization, resulting in the net yield on Agency MBS of 4.51% for the year ended December 31, 2008.

Securitized Mortgage Loans

The net interest spread for the year ended December 31, 2008 for securitized mortgage loans was 1.15% versus 1.56% for the same period in 2007.  The yield on securitized mortgage loans decreased from 8.35% for the year ended December 31, 2007 to 7.95% for the corresponding period in 2008 primarily as a result of a 118 basis point decrease in the average yield on our securitized single-family mortgage loans to 6.56% for the year ended December 31, 2008.  The majority of our single-family mortgage loans (87% as of December 31, 2008) are variable rate and were resetting at lower rates during 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

We finance our investment activities and operations from a variety of sources, including a mix of collateral-based short-term financing sources such as repurchase agreements, collateral-based long-term financing sources such as securitization financing, equity capital, and net earnings.

As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year.  We generally fund our dividend distributions through our cash flows from operations.  If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions would generally be funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale).  Alternatively, we have the ability to utilize our NOL carryforwards to offset taxable income and therefore reduce our REIT distribution requirements.  This would allow us to retain capital and increase our book value per common share and also increase our liquidity by reducing or eliminating our dividend payout to common shareholders.  For the year ended December 31, 2009, we expect our taxable income to exceed our dividend, and we intend to utilize our NOL to offset the REIT distribution requirement.

During 2009, we acquired approximately $500.9 million of investments using repurchase agreements and equity capital to finance the acquisitions.  During 2009, we received principal payments and sale proceeds on investments of $155 million.  We generally intend to hold our MBS as long-term investments, but we will occasionally sell these securities when market conditions warrant or to manage our interest-rate risks or liquidity needs.

We initiated a controlled equity offering program (“CEOP”) on March 16, 2009 by filing a prospectus supplement under our shelf registration.  The CEOP allows us to offer and sell through our agent up to 3,000,000 shares of our common stock in negotiated transactions or transactions that are deemed to be “at the market offerings”, as defined in Rule 415 under the 1933 Act, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.  We intend to use any net proceeds from the CEOP to acquire additional investments consistent with our investment policy and for general corporate purposes which may include, among other things, repayment of maturing obligations, capital expenditures, and working capital.  During the year ended December 31, 2009, we sold 1,749,250 shares of our common stock at a weighted average price of $7.59 per share.  For the quarter ended December 31, 2009, we sold 357,000 shares of our common stock under the CEOP, for which we received proceeds of $3.0 million, net of $0.1 million commissions paid to our sales agent.  As of December 31, 2009, there are 1,250,750 shares of our common stock remaining for offer and sale under the CEOP.

In deploying any new capital raised, we are likely to utilize repurchase agreement financing which will subject us to liquidity risk driven by fluctuations in market values of the collateral pledged to support the repurchase agreement.  We will attempt to mitigate this risk by limiting the investments that we purchase to higher-credit quality investments, and by managing certain aspects of the investments such as potential market value changes from changes in interest rates, as much as possible.  We will also seek to manage the ratio of our debt-to-equity in order to give us financial flexibility and allow us to better manage through, and possibly take advantage of, periods of market volatility.  Our operating policies provide that repurchase agreements used to finance Agency MBS will be in the range of five to nine times to our invested equity capital and non-Agency securities will be in the range of one to four times our invested equity capital.  Our current debt-to-equity ratio for Agency MBS as of December 31, 2009 was approximately 7 times our invested equity capital.  Our current debt-to-equity capital for non-Agency securities was 3 times our invested equity capital as of December 31, 2009.  Our operating policies also limit our overall debt-to-equity ratio to no more than 6 times our equity capital.  As of December 31, 2009, our overall debt-to-equity ratio including securitization financing was approximately 4.6 times our invested equity capital.

Repurchase agreement financing is recourse to both the assets pledged and to us.  We are required to post margin to the lender (i.e., collateral deposits in excess of the repurchase agreement financing) in order to support the amount of the financing and to give the lender a cushion against the value of the collateral pledged.  The repurchase agreement lender can request that we post additional margin (or “margin calls”) if the value of the pledged collateral declines, and in certain circumstances can request that we repay all financing balances.  If we fail to meet a margin call, the lender can terminate the repurchase agreement and immediately sell the collateral.  All of the Company’s repurchase agreements are based on the September 1996 version of the Bond Market Association Master Repurchase Agreement, which provides that the lender is responsible for obtaining collateral valuations from a generally recognized source agreed to by both the Company and the lender, or the most recent closing quotation of such source.  Repurchase agreement borrowings generally will have a term of between one and three months and carry a rate of interest based on a spread to an index such as LIBOR.  Our repurchase agreements are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms.  If we fail to repay the lender at maturity, the lender has the right to immediately sell the collateral and pursue us for any shortfall if the sales proceeds are inadequate to cover the repurchase agreement financing.

While repurchase agreement funding currently remains available to us at attractive rates, we are cautious as to the use of repurchase agreements given the state of the global banking system and the overall health of financial institutions.  Our repurchase agreement counterparties are both foreign and domestic institutions and we believe substantially all of these institutions have received some form of assistance from their respective federal government or central bank.  To protect against unforeseen reductions in our borrowing capabilities, we maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties and an asset “cushion,” comprised of cash and cash equivalents, unpledged Agency MBS and collateral in excess of margin requirements held by our counterparties, to meet potential margin calls.  As of December 31, 2009, we had cash and unpledged Agency MBS of $48.9 million.  In addition to these measures, we manage our debt to equity ratio as discussed above.

As previously noted, securitization financing represents bonds issued that are recourse only to the assets pledged as collateral to support the financing and are not otherwise recourse to us.  As of December 31, 2009, we had $143.1 million of non-recourse securitization financing outstanding, most of which carries a fixed rate of interest.  The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk.  Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bond equals 35% or less of the original principal balance of the bonds.

We believe that we have adequate financial resources to meet our obligations, including margin calls, to fund dividends that we declare, and to fund our operations.  Should the global credit markets become as destabilized as they were in 2008 and early 2009, causing market volatility in prices of investments that we own, particularly Agency MBS, or cause continued weakness in financial institutions, we may be subject to margin calls from fluctuating values of assets pledged to support repurchase agreement financing, or financial institutions may be unable or unwilling to renew such financing depending on the severity of the market volatility.  In such an instance, we may be forced to liquidate investments in potentially unfavorable market conditions.

As previously noted, Fannie Mae and Freddie Mac announced on February 10, 2010 that they intend to buy out delinquent loans that are past due 120 days or more from the pool of Agency MBS issued and guaranteed by them.  This announcement most likely will result in a spike in prepayments on our Agency MBS for the periods affected.  Agency MBS have a payment delay feature whereby Fannie Mae and Freddie Mac announce principal payments on Agency MBS but do not remit the actual principal payments and interest for 20 days in the case of Fannie Mae and 40 days in the case of Freddie Mac.  Since Agency MBS are financed with repurchase agreements, the repurchase agreement lender will generally make a margin call for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency MBS.  This will cause a temporary use of our resources to meet the margin call until we receive the principal payments and interest 20 to 40 days later.  Because of the unique nature of this announcement whereby Fannie Mae and Freddie Mac are announcing a significant shift in their delinquent loan repurchase activity, the amount of margin calls received by the Company for the period of March through June 2010 are likely to be atypically large.  The Company believes that it has the resources to meets these margin calls but its investment activity may be constrained during this period until the principal and interest payments have been received.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations under our financing arrangements by payment due date as of December 31, 2009:

(amounts in thousands)	Payments due by period
Contractual Obligations: (1)	Total	< 1 year	1-3 years	3-5 years	> 5 years

Securitization financing (2) (3)	$180,729	$30,669	$81,989	$62,038	$6,033
Repurchase agreements (2)	638,329	638,329	–	–	–
Operating lease obligations	625	150	475	–	–
Total	$819,683	$669,148	$82,464	$62,038	$6,033

(1)
As the master servicer for certain of the series of non-recourse securitization financing securities which we have issued, and certain loans which have been securitized but for which we are not the master servicer, we have an obligation to advance scheduled principal and interest on delinquent loans in accordance with the underlying servicing agreements should the primary servicer of the loan fail to make such advance.  Such advance amounts are generally repaid in the same month as they are made or shortly thereafter, and so the contractual obligation with respect to these advances is excluded from the above table.  During 2009, our average monthly servicing advance was $0.3 million compared to $0.2 million for 2008.

(2)	Amounts presented include estimated principal and interest on the related obligations.
(3)
Securitization financing is non-recourse to us as the bonds are payable solely from loans and securities pledged as securitized mortgage loans.  Payments due by period were estimated based on the principal repayments forecast for the underlying loans, substantially all of which is used to repay the associated securitization financing outstanding.

OFF-BALANCE SHEET ARRANGEMENTS

We do not believe that any off-balance sheet arrangements exist that are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity or capital resources.

FORWARD-LOOKING STATEMENTS

Certain written statements in this Annual Report on Form 10-K that are not historical fact constitute “forward-looking statements” within the meaning of Section 27A of the 1933 Act, and Section 21E of the Exchange Act.  All statements contained in this annual report addressing the results of operations, our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to investment strategies, net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements.  The forward-looking statements are based upon management’s views and assumptions as of the date of this report, regarding future events and operating performance and are applicable only as of the dates of such statements.  Such forward-looking statements may involve factors that could cause our actual results to differ materially from historical results or from any results expressed or implied by such forward-looking statements.  We caution readers not to place undue reliance on forward-looking statements, which may be based on assumptions and anticipated events that do not materialize.

Factors that may cause actual results to differ from historical results or from any results expressed or implied by forward-looking statements include the following:

Reinvestment.  Yields on assets in which we invest may be lower than yields on existing assets that we may sell or which may be prepaid, due to lower overall interest rates and more competition for these assets.  In order to maintain our investment portfolio size and our earnings, we need to reinvest a portion of the cash flows we receive into new interest-earning assets.  If we are unable to find suitable reinvestment opportunities, the net interest income on our investment portfolio and investment cash flows could be negatively impacted.

Economic Conditions.  We are affected by general economic conditions.  We may experience an increase in defaults on our loans as a result of an economic slowdown or recession.  This could result in our potentially having to provide for additional allowance for loan losses or may lead to higher prepayments on our higher grade investments.  In addition, economic conditions can result in increased market volatility, as we experienced in 2008 and 2009.  As a result of our investments being pledged as collateral for short-term borrowings, high levels of market volatility can result in margin calls and involuntary investments sales as well as volatility in our earnings and cash flows.

Investment Portfolio Cash Flow.  Cash flows from the investment portfolio fund our operations, dividends, and repayments of outstanding debt, and are subject to fluctuation due to changes in interest rates, prepayment rates and default rates and related losses.  In addition, we have securitized loans, which may have been pledged as collateral to support securitization financing bonds.  Based on the performance of the underlying assets within the securitization structure, cash flows which may have otherwise been paid to us as a result of our ownership interest may be retained within the structure to make payments on the securitization financing bonds.

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

Interest Rate Fluctuations.  Our income and cash flow depends on our ability to earn greater interest on our investments than the interest cost to finance those investments.  For example, some of our investments have interest rates with delayed reset dates and interim interest rate caps while our related borrowings used to finance those investments do not.  In a rapidly rising short-term interest rate environment, our interest income earned on some investments may not increase in a manner timely enough to offset the increase in our interest expense on the related borrowings used to finance the purchase of those investments.

Prepayments.  Prepayments on our securitized mortgage loans or on mortgage loans underlying our investment portfolio may have an adverse impact on our financial performance.  Prepayments are expected to increase during a declining interest rate or flat yield curve environment.  Prepayments also occur in periods of economic stress.  When borrowers default on their loans, we are likely to experience increased liquidations on loans underlying our non-Agency securities and increased buyouts by Fannie Mae and Freddie Mac of loans underlying our Agency MBS, which results in faster prepayments.  Our exposure to rapid prepayments is primarily (i) the faster amortization of premium on our investments and, to the extent applicable, amortization of bond discount, and (ii) the replacement of investments in our portfolio with lower yielding investments.

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

Regulatory Changes.  Our businesses as of and for the year ended December 31, 2009 were not subject to any material federal or state regulation or licensing requirements.  However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect us and the performance of our securitized loan pools or our ability to collect on our delinquent property tax receivables.  We are a REIT and are required to meet certain tests in order to maintain our REIT status as described in the earlier discussion of “Federal Income Tax Considerations” in Item 1, Business.  If we should fail to maintain our REIT status, we would not be able to hold certain investments and would be subject to income taxes.

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

Other.  The following risks, which are discussed in more detail in Item 1A, Risk Factors above, could also affect our results of operations, financial condition and cash flows:

•
The success of our business is predicated on our access to the credit markets.  Failure to access credit markets on reasonable terms, or at all, could adversely affect our profitability and may, in turn, negatively affect the market price of shares of our common stock.

•
We invest in securities where the timely receipt of principal and interest is guaranteed by Fannie Mae and Freddie Mac.  Both Fannie Mae and Freddie Mac are currently under federal conservatorship, and the Treasury has committed to purchasing preferred stock from each of these entities in order to ensure their adequate capitalization.  Efforts made to stabilize Fannie Mae and Freddie Mac may prove unsuccessful, which may impact their ability to perform under the guaranty.  If Fannie Mae and Freddie Mac are unable to perform on their guaranty, we are likely to incur losses on our investments in Agency MBS.

•	The federal conservatorship of Fannie Mae and Freddie Mac may lead to structural changes in Agency MBS and/or Fannie Mae and Freddie Mac which may adversely affect our business.
•
Attempts to stabilize the housing and mortgage market have resulted in the Treasury and Federal Reserve buying fixed-rate Agency MBS in an effort to lower overall mortgage rates.   During 2009, the Treasury and the Federal Reserve purchased approximately $1.3 trillion in Agency MBS, or 81%, of the estimated $1.6 trillion of Agency MBS issued during 2009.  When the Treasury and the Federal Reserve discontinue their purchases of Agency MBS, this may result in an increase in mortgage rates and substantial volatility in Agency MBS prices.

•	Mortgage loan modification programs and future legislative action may adversely affect the value of and the return on the single-family loans and securities in which we invest.
•	Changes in prepayment rates on the mortgage loans underlying our investments may adversely affect our profitability and subject us to reinvestment risk.
•
Fannie Mae and Freddie Mac have recently announced a change in their policy of purchasing delinquent loans included in Agency MBS pools, which could increase prepayment rates on Agency MBS we currently own.

•	A flat or inverted yield curve may adversely affect prepayment rates and supply of Hybrid ARMs and ARMs.
•	A decrease or lack of liquidity in our investments may adversely affect our business, including our ability to value and sell our assets.
•
Changes to the availability and terms of leverage used to finance our business may adversely affect our profitability and result in losses and/or reduced cash available for distribution to our shareholders.

•
If a lender to us in a repurchase transaction defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if we default on our obligations under a repurchase agreement, we will incur losses.

•	A decline in the market value of our assets may cause our book value to decline and may result in margin calls that may force us to sell assets under adverse market conditions.
•	Adverse developments involving major financial institutions or one of our lenders could also result in a rapid reduction in our ability to borrow and adversely affect our business and profitability.
•
Our ownership of securitized mortgage loans subjects us to credit risk and, although we provide for an allowance for loan losses on these loans as required under GAAP, the loss reserves are based on estimates.  As a result, actual losses incurred may be larger than our reserves, requiring us to provide additional reserves, which will impact our financial position and results of operations.

•
Our efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans or losses on our investments. If we experience higher than anticipated delinquencies and defaults, our earnings and our cash flow may be negatively impacted.

•
We invest in commercial mortgage loans and CMBS collateralized by commercial mortgage loans which are secured by income producing properties.  Such loans are typically made to single-asset entities and the repayment of the loan is dependent principally on the performance and value of the underlying property.  The volatility of certain mortgaged property values may adversely affect our CMBS.

•
Certain investments employ internal structural leverage as a result of the securitization process and are in the most subordinate position in the capital structure, which magnifies the potential impact of adverse events on our cash flows.

•	Guarantors may fail to perform on their obligations to our securitization trusts, which could result in additional losses to our Company.
•
We may be subject to the risks associated with inadequate or untimely services from third-party service providers, which may harm our results of operations. We also rely on corporate trustees to act on behalf of us and other holders of securities in enforcing our rights.

•
Credit ratings assigned to debt securities by the credit rating agencies may not accurately reflect the risks associated with those securities.   Changes in credit ratings for securities we own or for similar securities might negatively impact the market value of these securities.

•	Fluctuations in interest rates may have various negative effects on us and could lead to reduced profitability and a lower book value.
•	Interest rate caps on the adjustable rate mortgage loans collateralizing our investments may adversely affect our profitability if interest rates increase.
•
Our use of hedging strategies to mitigate our interest rate exposure may not be effective, may adversely affect our income, may expose us to counterparty risks, and may increase our contingent liabilities.

•	We may change our investment strategy, operating policies, dividend policy and/or asset allocations without shareholder consent.
•
Competition may prevent us from acquiring new investments at favorable yields, and we may not be able to achieve our investment objectives which may potentially have a negative impact on our profitability.

•	New assets we acquire may not generate yields as attractive as yields on our current assets, resulting in a decline in our earnings per share over time.
•	Loss of key management could result in material adverse effects on our business.

•
Our Chairman and Chief Executive Officer devotes a portion of his time to another company in a capacity that could create conflicts of interest that may harm our investment opportunities; this lack of a full-time commitment could also harm our operating results.

•
Qualifying as a REIT involves highly technical and complex provisions of the Code, and a technical or inadvertent violation could jeopardize our REIT qualification.  Maintaining our REIT status may reduce our flexibility to manage our operations.

•
If we do not qualify as a REIT or fail to remain qualified as a REIT, we may be subject to tax as a regular corporation and could face a tax liability, which would reduce the amount of cash available for distribution to our stockholders.

•	The failure of investments subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.
•	Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow and our profitability.
•	If we fail to maintain our REIT status, our ability to utilize repurchase agreements as a source of financing may be impacted.
•
Certain of our securitization trusts, which qualify as “taxable mortgage pools,” require us to maintain equity interests in the securitization trusts.  If we do not, our profitability and cash flow may be reduced.

•	Our reported income depends on GAAP and conventions in applying GAAP which are subject to change in the future and which may not have a favorable impact on our reported income.
•
Estimates are inherent in the process of applying GAAP, and management may not always be able to make estimates which accurately reflect actual results, which may lead to adverse changes in our reported GAAP results.

•
In the event of bankruptcy either by ourselves or one or more of our third party lenders, assets pledged as collateral under repurchase agreements may not be recoverable by us.  We may incur losses equal to the excess of the collateral pledged over the amount of the associated repurchase agreement borrowing.

•
If we fail to properly conduct our operations we could become subject to regulation under the Investment Company Act of 1940. Conducting our business in a manner so that we are exempt from registration under and compliance with the Investment Company Act of 1940 may reduce our flexibility and could limit our ability to pursue certain opportunities.

•
The stock ownership limit imposed by the Code for REITs and our Articles of Incorporation may restrict our business combination opportunities. The stock ownership limitation may also result in reduced liquidity in our stock and may result in losses to an acquiring shareholder.

•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
•	Recognition of excess inclusion income by us could have adverse consequences to us or our shareholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are also subject to reinvestment risk as a result of the prepayment, repayment or sale of our investments.  Yields on assets in which we invest now are generally lower than yields on existing assets that we may sell or which may be repaid, due to lower overall interest rates and more competition for these as investment assets.  In some cases such as Agency MBS, yields are near historic lows.  As a result, our interest income may decline in the future, thereby reducing earnings per share.  In order to maintain our investment portfolio size and our earnings, we need to reinvest our capital into new interest-earning assets.  If we are unable to find suitable reinvestment opportunities, interest income on our investment portfolio and investment cash flows could be negatively impacted.

Market Value Risk

Market value risk generally represents the risk of loss from the change in the value of a financial instrument due to fluctuations in interest rates and changes in the perceived risk in owning such financial instrument.  Regardless of whether an investment is carried at fair value or at historical cost in our financial statements, we will monitor the change in its market value.  In particular, we will monitor changes in the value of investments which collateralize a repurchase agreement for liquidity management and other purposes.  We attempt to manage this risk by managing our exposure to factors that can impact the market value of our investments such as changes in interest rates.  For example, the types of derivative instruments we are currently using to hedge the interest rates on our debt tend to increase in value when our investment portfolio decreases in value.  See the analysis in “Tabular Presentation” below, which presents the estimated change in our portfolio given changes in market interest rates.
Liquidity Risk

We have liquidity risk principally from the use of recourse repurchase agreements to finance our ownership of securities.  Our repurchase agreements provide a source of uncommitted short-term financing which finances a longer-term asset, thereby creating a mismatch between the maturity of the asset and of the associated financing.  Repurchase agreements are recourse to both the assets pledged and to us.  Generally such agreements will have an original term to maturity of between 30 and 90 days and carry a rate of interest based on a spread to an index such as LIBOR.  Our repurchase agreements are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms.  If we fail to repay the lender at maturity, the lender has the right to immediately sell the collateral and pursue us for any shortfall if the sales proceeds are inadequate to cover the repurchase agreement financing.  At the inception of the repurchase agreement, we post margin to the lender (i.e., collateral deposits in excess of the repurchase agreement financing) in order to support the amount of the financing and to give the lender a cushion against fluctuations in the value of the collateral pledged.  The repurchase agreement lender may also request that we post additional margin (“margin calls”) in the event of a decline in value of the collateral pledged including the payment delay feature on Agency MBS as discussed in “Liquidity and Capital Resources” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Such margin calls could adversely change our liquidity position.  If we fail to meet this margin call, the lender has the right to terminate the repurchase agreement and immediately sell the collateral.  If the proceeds from the sale of the collateral are insufficient to repay the entire amount of the repurchase agreement outstanding, we would be required to repay any shortfall. All of our repurchase agreements provide that the lender is responsible for obtaining collateral valuations, which must be from a generally recognized source agreed to by both us and the lender, or the most recent closing quotation of such source.  Given the uncommitted nature of repurchase agreement financing and the varying collateral requirements, we cannot assume that we will always be able to roll over our repurchase agreements as they mature.

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

Credit Risk

Credit risk is the risk that we will not receive all contractual amounts due on investments that we have purchased or funded due to default by the borrower or due to a deficiency in proceeds from the liquidation of the collateral securing the obligation.  To mitigate credit risk, certain of our investments, such as Agency MBS and portions of our securitized mortgage loan portfolio, contain a guaranty of payment from third parties.  For example, our Agency MBS have credit risk to the extent that Fannie Mae or Freddie Mac fails to remit payments on these MBS for which they have issued a guaranty of payment.  In addition, certain of our securitized mortgage loans have “pool” guarantees by which certain parties provide guarantees of repayment on pools of loans up to a limited amount.  The following tables present information as of December 31, 2009 and December 31, 2008 with respect to our investments and the amounts guaranteed, if applicable.

	December 31, 2009
Investment (amounts in thousands)	Amortized Cost Basis	Amount of Guaranty	Guarantor	Average Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$594,120	$566,656	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	59,684	6,359	American International Group	A3
Single-family	20,369	20,029	PMI/GEMICO	Caa2
Defeased loans	17,492	17,588	Fully secured with cash

Without Guaranty of Payment
Securitized mortgage loans:
Commercial	77,130	–
Single-family	42,008	–
Non-Agency securities	109,110	–
Other investments	2,376	–
	922,289	610,632

Allowance for loan losses	(4,308)	–

Total investments	$917,981	$610,632

	December 31, 2008
Investment (amounts in thousands)	Amortized Cost Basis	Amount of Guaranty	Guarantor	Average Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$311,576	$306,592	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	65,067	6,935	American International Group	A3
Single-family	22,959	22,621	PMI/GEMICO	B3/Baa1
Defeased loans	11,072	11,118	Fully secured with cash

Without Guaranty of Payment
Securitized mortgage loans:
Commercial	98,194	–
Single-family	48,704	–
Investment in joint venture	5,655	–
Non-Agency securities	6,259	–
Other investments	6,476	–
	575,962	347,266

Allowance for loan losses	(3,707)	–

Total investments	$572,255	$347,266

(1)	Reflects lowest rating of the three nationally-recognized ratings agencies for the senior unsecured debt of the guarantor.

For our securitized mortgage loans, we also limit our credit risk through the securitization process and the issuance of securitization financing.  The securitization process limits our credit risk from an economic point of view as the securitization financing is recourse only to the assets pledged.  Therefore, our risk is limited to the difference between the amount of securitized mortgage loans pledged in excess of the amount of securitization financing outstanding.  This difference is referred to as “overcollateralization.”  For further information see “Supplemental Discussion of Investments” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”   The following tables present information for securitized mortgage loans as of December 31, 2009 and December 31, 2008.

	As of December 31, 2009
Investment (amounts in thousands)	Amortized Cost Basis of loans	Average Seasoning (in years)	Current Loan-to-Value based on Original Appraised Value	Amortized Cost Basis of Delinquent Loans(1)		Delinquency %
Commercial mortgage loans	$150,017	13	47%	$15,165		9.77%
Single-family mortgage loans	62,100	15	50%	6,284	(2)	9.96%

	As of December 31, 2008
Investment (amounts in thousands)	Amortized Cost Basis of loans	Average Seasoning (in years)	Current Loan-to-Value based on Original Appraised Value	Amortized Cost Basis of Delinquent Loans(1)		Delinquency %
Commercial mortgage loans	$174,185	13	50%	$3,080		1.77%
Single-family mortgage loans	71,663	15	53%	6,068	(2)	8.47%

(1)	Loans contractually delinquent by 30 or more days, which included loans on non-accrual status.
(2)
As of December 31, 2009, approximately $1.9 million of the delinquent single-family loans are pool insured and, of the remaining $4.4 million, $1.9 million of the loans made a payment within the 90 days prior to December 31, 2009. As of December 31, 2008, approximately $1.9 million of the delinquent single-family loans were pool insured and, of the remaining $4.2 million, $3.6 million of the loans made a payment within the 90 days prior to December 31, 2008.

Additionally, the mortgage loans collateralizing our securitized portfolio are typically well-seasoned, thereby lowering our average loan-to-value (“LTV”) ratio and decreasing our risk of loss.

Aside from guaranty of payment and the securitization process, we also attempt to minimize our credit risk by investing in mortgage loans collateralized by multi-family low-income housing tax credit (“LIHTC”) properties, which by nature have a lower risk of default.  Mortgage loans secured by these properties account for 85% of our securitized commercial loan portfolio.  LIHTC properties are properties eligible for tax credits under Section 42 of the Code, as amended. .Section 42 of the Code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low-income families for as much as 90% of the eligible cost basis of the property.  Failure by the borrower to comply with certain income and rental restrictions required by Section 42 or, more importantly, a default on a mortgage loan financing a Section 42 property during the Section 42 prescribed tax compliance period (generally 15 years from the date the property is placed in service) can result in the recapture of previously used tax credits from the borrower.  The potential cost of tax credit recapture has historically provided an incentive to the property owner to support the property during the compliance period, including making debt service payments on the loan if necessary to keep the loan current.  As of December 31, 2009, there were 10 delinquent LIHTC commercial mortgage loans with a total unpaid principal balance of $15.3 million compared to 2 delinquent LIHTC commercial mortgage loans with a total unpaid principal balance of $3.1 million as of December 31, 2008.  The following table shows the weighted average remaining compliance period of our portfolio of LIHTC commercial loans as a percent of the total LIHTC commercial loan portfolio as of December 31, 2009 and December 31, 2008.

Months remaining to end of compliance period	December 31, 2009	December 31, 2008
Compliance period already exceeded	38.5%	25.9%
Up to one year remaining	37.1	21.2
Between one and three years remaining	24.4	52.0
Between four and six years remaining	0.0	0.9
Total	100.0%	100.0%

Other efforts to mitigate credit risk include maintaining a risk management function which monitors and oversees the performance of the servicers of the mortgage loans, as well as providing an allowance for loan loss as required by GAAP.

Interest Rate Risk

Our strategy of investing in interest-rate sensitive investments on a leveraged basis subjects us to interest rate risk.  This risk arises from the difference in the timing of resets of interest rates on our investments versus the associated borrowings or differences in the indices on which the investments reset versus the borrowings.  At any given time, our investments may consist of Hybrid Agency ARMs which have a fixed-rate of interest for an initial period, Agency ARMs or adjustable-rate mortgage loans which generally have interest rates which reset annually based on a spread to an index such as LIBOR and which are subject to interim and lifetime interest rate caps, and fixed-rate mortgage loans.  Of our Agency ARMs and adjustable-rate loans, approximately 13% of these loans reset based upon the level of six month LIBOR, 75% reset based on the level of one-year LIBOR and 10% reset based on the level of one-year CMT.  Periodic or lifetime interest rate caps could limit the amount that the interest rate may reset.  Generally the borrowings used to finance these assets will have interest rates resetting every 30 to 90 days and they will not have periodic or lifetime interest rate caps.  Periodic caps on our investments range from 1-2% annually, and lifetime caps are generally 5%.  In addition, certain of our securitized mortgage loans have a fixed-rate of interest and are financed with borrowings with interest rates that adjust monthly.

During a period of rising short-term interest rates, the rates on our borrowings will reset higher on a more frequent basis than the interest rates on our investments, decreasing our net interest income earned and the corresponding cash flow on our investments.  Conversely, net interest income may increase following a fall in short-term interest rates.  This increase may be temporary as the yields on the adjustable-rate loans adjust to the new market conditions after a lag period.  The net interest income may also be increased or decreased by the proceeds or costs of interest rate swap or cap agreements to the extent that we have entered into such agreements.

In an effort to mitigate the interest-rate risk associated with the mismatch in the timing of the interest rate resets in our investments versus our borrowings, we may enter into derivative transactions in the form of forward purchase commitments and interest rate swaps, which are intended to serve as a hedge against future interest rate increases on our repurchase agreements, which rates are typically LIBOR based.  Swaps generally result in interest savings in a rising interest rate environment, while a declining interest rate environment generally results in our paying the stated fixed rate on the notional amount for each of the swap transactions, which could be higher than the market rate.

As of December 31, 2009, the interest-rates on our investments and the associated borrowings on these investments will prospectively reset based on the following time frames (not considering the impact of prepayments and including interest-rate swaps):

	Investments		Borrowings
(amounts in thousands)	Amounts (1)	Percent	Amounts	Percent
Fixed-Rate Investments/Obligations	$273,921	29.7%	$119,713	15.3%

Adjustable-Rate Investments/Obligations:
Less than 3 months	58,581	6.3	556,697	71.2
Greater than 3 months and less than 1 year	294,056	31.9	–	–
Greater than 1 year and less than 2 years	66,726	7.2	25,000	3.2
Greater than 2 years and less than 3 years	149,099	16.2	50,000	6.4
Greater than 3 years and less than 5 years	79,906	8.7	30,000	3.9
Total	$922,289	100.0%	$781,410	100.0%

(1)	The investment amount represents the fair value of the related securities and amortized cost basis of the related loans, excluding any related allowance for loan losses.

As of December 31, 2008, the interest-rates on our investments and the associated borrowings, if any, on these investments would have prospectively reset based on the following time frames (not considering the impact of prepayments):

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

Adjustable rate mortgage loans collateralize our Hybrid Agency and Agency ARM MBS portfolio.  The interest rates on the adjustable rate mortgage loans are typically fixed for a predetermined period and then adjust annually to an increment over a specified interest rate index.  Interest rate caps impact a security’s yield and its time to reset to market rates.
The following table presents information about the lifetime and interim interest rate caps on our Hybrid Agency MBS portfolio as of December 31, 2009:

Lifetime Interest Rate Caps on ARM MBS		Interim Interest Rate Caps on ARM MBS
	% of Total		% of Total
9.0% to 10.0%	37.54%	1.0%	1.23%
>10.0% to 11.0%	48.55%	2.0%	33.17%
>11.0% to 12.0%	13.91%	5.0%	65.60%
	100.00%		100.00%

TABULAR PRESENTATION

We monitor the aggregate cash flow, projected net interest income and estimated market value of our investment portfolio under various interest rate and prepayment assumptions.  While certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

The table below presents immediate changes of 100 and 200 basis points to the interest rate environment as it existed as of December 31, 2009 and assumes instantaneous, parallel shifts in interest rates relative to the forward LIBOR curve.  As of December 31, 2009, one-month LIBOR was 0.23% and six-month LIBOR was 0.43%.  The interest rate environment as of December 31, 2009 reflected historically low short-term LIBOR rates.  Modeled LIBOR rates used to determine the 0 basis point change in interest rates ranged from a low of 0.21% to a high of 4.69% during the modeled period.  No changes in the shape, or slope, of the interest rate curves were assumed for this analysis.

The information presented in the table below projects the impact of sudden changes in interest rates on our annual projected net interest income and projected portfolio value, as more fully discussed below, based on our investments as of December 31, 2009, and includes all of our interest rate-sensitive assets and liabilities.

“Percentage change in projected net interest income” equals the change that would occur in the calculated net interest income for the next twenty-four months relative to the 0% change scenario if interest rates were to instantaneously parallel shift to and remain at the stated level for the next twenty-four months.

“Percentage change in projected market value” equals the change in value of our assets at the end of the twenty-fourth month that we carry at fair value rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements, in the event of an interest rate shift as described above.

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

Basis Point Change in Interest Rates	Percentage change in projected net interest income	Percentage change in projected market value

+200	(16.1)%	(1.8)%
+100	(6.4)%	(0.8)%
0	–	–
-100	(3.3)%	0.5%
-200	(15.8)%	0.7%

Many assumptions are made to present the information in the above table and, as such, there can be no assurance that assumed events will occur, or that other events will not occur, that would affect the outcomes; therefore, the above tables and all related disclosures constitute forward-looking statements.  The analyses presented utilize assumptions and estimates based on management’s judgment and experience.  Furthermore, future sales or acquisitions of investments, prepayments of investments, or a restructuring of our investment portfolio could materially change the interest rate risk profile for us.  The tables quantify the potential changes in net interest income and net asset value over a twenty-four month period should interest rates change by the amounts indicated in the table on an instantaneous, parallel basis.  The results of interest rate shocks of plus and minus 100 and 200 basis points are presented.  The cash flows associated with our investment portfolio for each rate shock are calculated based on a variety of assumptions including prepayment speeds, time until coupon reset, slope of the yield curve, and size of the portfolio.  Assumptions made on interest rate-sensitive liabilities include anticipated interest rates (no negative rates are utilized), collateral requirements as a percent of the borrowing and amount of borrowing.  Assumptions made in calculating the impact on net asset value of interest rate shocks include interest rates, prepayment rates and the yield spread of mortgage-related assets relative to prevailing interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the related notes, together with the Reports of the Independent Registered Public Accounting Firm thereon, are set forth on pages F-1 through F-32 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by BDO Seidman, LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.  BDO Seidman, LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears on page F-4 herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information about our executive officers required by this item is included in Part I, Item I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant”.  The remaining information required by Item 10 will be included in our definitive proxy statement for use in connection with our 2010 Annual Meeting of Shareholders (“2010 Proxy Statement”) under the captions “Election of Directors,” “Committees of the Board,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is included in the 2010 Proxy Statement under the captions “Executive Compensation” and “Directors’ Compensation,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2009, with respect to the Company’s equity compensation plans, under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(2)
Equity Compensation Plans Approved by Shareholders:
2004 Stock Incentive Plan	95,000	$8.59	–
2009 Stock and Incentive Plan	–	–	2,490,000
Equity Compensation Plans Not Approved by Shareholders(3)	–	–	–
Total	95,000	$8.59	2,490,000

(1)	Amount includes all outstanding stock option awards, but excludes all outstanding stock appreciation rights, which can only be settled for cash.
(2)
Reflects shares available to be granted under the 2009 Stock and Incentive Plan in the form of stock options, stock appreciation rights, stock awards, dividend equivalent rights, performance share awards, stock units and incentive awards. No new awards may be issued under the 2004 Stock Incentive Plan on or after May 13, 2009.

(3)	The Company does not have any equity compensation plans that have not been approved by shareholders.

The remaining information required by Item 12 is included in the 2010 Proxy Statement under the caption “Ownership of Stock” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is included in the 2010 Proxy Statement under the captions “Related Person Transactions” and “Director Independence,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is included in the 2010 Proxy Statement under the caption “Audit Information,” and is incorporated herein by reference.

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

3.	Exhibits

Number	Exhibit
3.1	Restated Articles of Incorporation, effective July 9, 2008 (incorporated herein by reference to Exhibit 3.1 to Dynex’s Current Report on Form 8-K filed July 11, 2008).
3.2	Amended and Restated Bylaws, effective March 26, 2008 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed April 1, 2008).
8.1	Opinion of Troutman Sanders, LLP (incorporated herein by reference to Exhibit 8.1 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.1*	Dynex Capital, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Dynex’s Annual Report on Form 10-K for the year ended December 31, 2004).
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

10.5.1*
409A Amendment to Severance Agreement between Dynex Capital, Inc. and Stephen J. Benedetti, dated December 31, 2008 (incorporated herein by reference to Exhibit 10.1.1 to Dynex’s Annual Report on form 10-K for the year ended December 31, 2008).

10.6*
Employment Agreement, dated as of July 31, 2009, between Dynex Capital, Inc. and Thomas B. Akin (incorporated herein by reference to Exhibit 10.6 to Dynex’s Quarterly Report on 10-Q for the quarter ended September 30, 2009).

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

10.9*	Dynex Capital, Inc. ROAE Bonus Program, as amended October 8, 2009 (incorporated herein by reference to Exhibit 10.9 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.10*	Dynex Capital, Inc. 2009 Capital Bonus Pool (incorporated herein by reference to Exhibit 10.10 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
10.11*	Dynex Capital, Inc. 2009 Stock and Incentive Plan, effective as of May 13, 2009 (incorporated herein by reference to Appendix A to Dynex’s Proxy Statement filed April 3, 2009).
10.12*
Employment Agreement, dated as of July 31, 2009, between Dynex Capital, Inc. and Byron L. Boston (incorporated herein by reference to Exhibit 10.12 to Dynex’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.13
Assignment and Transfer of Interest in Copperhead Ventures, LLC, dated as of November 20, 2009, between DBAH Capital, LLC, and Issued Holdings Capital Corporation (incorporated herein by reference to Exhibit 10.13 to Dynex’s Current Report on Form 8-K filed November 24, 2009).

21.1	List of consolidated entities of Dynex (filed herewith).
23.1	Consent of BDO Seidman, LLP (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Number	Exhibit
32.1	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Financial Statements of Copperhead Ventures, LLC (filed herewith).
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

DYNEX CAPITAL, INC.
(Registrant)

March 8, 2010	/s/ Stephen J. Benedetti
Stephen J. Benedetti, Executive Vice President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas B. Akin	Chairman and Chief Executive Officer	March 8, 2010
Thomas B. Akin	and Director
(Principal Executive Officer)

/s/ Stephen J. Benedetti	Executive Vice President, Chief	March 8, 2010
Stephen J. Benedetti	Operating Officer and Chief Financial Officer
(Principal Financial Officer)

/s/ Jeffrey L. Childress	Vice President and Controller	March 8, 2010
Jeffrey L. Childress	(Principal Accounting Officer)

/s/ Leon A. Felman	Director	March 8, 2010
Leon A. Felman

/s/ Barry Igdaloff	Director	March 8, 2010
Barry Igdaloff

/s/ Daniel K. Osborne	Director	March 8, 2010
Daniel K. Osborne

/s/ James C. Wheat, III	Director	March 8, 2010
James C. Wheat, III

DYNEX CAPITAL, INC.

CONSOLIDATED FINANCIAL STATEMENTS AND

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

For Inclusion in Form 10-K

Annual Report Filed with

Securities and Exchange Commission

December 31, 2009

DYNEX CAPITAL, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Dynex Capital, Inc.
Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of Dynex Capital, Inc. (Dynex) as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of Dynex’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynex at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, Dynex adopted FASB Statement of Financial Accounting Standards No. 159  “The Fair Value Option for Financial Assets and Financial Liabilities”, (included in FASB ASC Topic 825 Financial Instruments), as of January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynex's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2010 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Richmond, Virginia

March 8, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Dynex Capital, Inc.
Glen Allen, Virginia

We have audited Dynex Capital, Inc.’s (Dynex) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dynex’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Dynex’s internal control over financial reporting based on our audit.

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

In our opinion, Dynex maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynex Capital, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 8, 2010 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Richmond, Virginia

March 8, 2010

CONSOLIDATED BALANCE SHEETS
DYNEX CAPITAL, INC.
 (amounts in thousands except share data)

	December 31, 2009	December 31, 2008
ASSETS
Agency MBS (including pledged Agency MBS of $575,386 and $300,277 at December 31, 2009 and 2008, respectively)	$594,120	$311,576
Securitized mortgage loans, net	212,471	242,289
Non-Agency securities (including pledged non-Agency securities of $82,770 and none at December 31, 2009 and 2008, respectively)	109,110	6,259
Other investments, net	2,280	6,476
Investment in joint venture	–	5,655
	917,981	572,255

Cash and cash equivalents	30,173	24,335
Restricted cash	–	2,974
Derivative assets	1,008	–
Accrued interest receivable	4,583	3,215
Other assets, net	4,317	4,412
	$958,062	$607,191
LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$638,329	$274,217
Securitization financing	143,081	177,157
Obligation under payment agreement	–	8,534
Accrued interest payable	1,208	1,656
Other liabilities	6,691	5,218
	789,309	466,782

Commitments and Contingencies (Note 16)

Shareholders’ equity:
Preferred stock, par value $.01 per share, 50,000,000 shares authorized; 9.5% Cumulative Convertible Series D, 4,221,539 shares
issued and outstanding ($43,218 aggregate liquidation preference)	41,749	41,749
Common stock, par value $.01 per share, 100,000,000 shares authorized; 13,931,512 and 12,169,762 shares issued and outstanding, respectively	139	122
Additional paid-in capital	379,717	366,817
Accumulated other comprehensive income (loss)	10,061	(3,949)
Accumulated deficit	(262,913)	(264,330)
	168,753	140,409
	$958,062	$607,191

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
DYNEX CAPITAL, INC.
 (amounts in thousands except per share data)

	Year Ended December 31,
	2009	2008	2007
Interest income:
Agency MBS	$20,962	$6,731	$110
Securitized mortgage loans	17,169	20,886	26,424
Non-Agency securities	863	709	945
Other investments	226	642	688
Cash and cash equivalents	16	685	2,611
	39,236	29,653	30,778
Interest expense:
Securitization financing	9,801	13,416	14,999
Repurchase agreements	3,288	4,079	3,546
Obligation under payment agreement	1,589	1,608	1,525
Other interest (income) expense	(7)	3	25
	14,671	19,106	20,095

Net interest income	24,565	10,547	10,683
(Provision for) recapture of loan losses	(782)	(991)	1,281
Net interest income after (provision for) recapture of loan losses	23,783	9,556	11,964

Equity in income (loss) of joint venture, net	2,400	(5,733)	709
Gain on sale of investments, net	171	2,316	755
Fair value adjustments, net	205	7,147	–
Other (expense) income	(2,262)	7,467	(533)
General and administrative expenses:
Compensation and benefits	(3,626)	(2,341)	(1,921)
Other general and administrative expenses	(3,090)	(3,291)	(2,075)

Net income	17,581	15,121	8,899
Preferred stock dividends	(4,010)	(4,010)	(4,010)

Net income to common shareholders	$13,571	$11,111	$4,889

Weighted average common shares:
Basic	13,088	12,167	12,135
Diluted	17,311	12,170	12,138
Net income per common share:
Basic	$1.04	$0.91	$0.40
Diluted	$1.02	$0.91	$0.40

Dividends declared per common share	$0.92	$0.71	$–

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
DYNEX CAPITAL, INC.
 (amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total
Balance as of January 1, 2007	$41,749	$121	$366,637	$663	$(272,632)	$136,538
Dividends on preferred stock	–	–	–	–	(4,010)	(4,010)
Stock option exercise	–	–	37	–	–	37
Stock option issuance	–	–	42	–	–	42
Comprehensive income:
Net income	–	–	–	–	8,899	8,899
Other comprehensive income:
Change in market value of available-for-sale securities	–	–	–	1,256	–	1,256
Reclassification adjustment for net gain on sale of investments	–	–	–	(826)	–	(826)
Total comprehensive income:						9,329
Balance as of December 31, 2007	41,749	121	366,716	1,093	(267,743)	141,936
Dividends on preferred stock	–	–	–	–	(4,010)	(4,010)
Dividends on common stock	–	–	–	–	(8,641)	(8,641)
Stock option issuance	–	–	13	–	–	13
Vesting of restricted stock	–	1	88	–	–	89
Cumulative effect of adoption of SFAS 159	–	–	–	–	943	943
Comprehensive income:
Net income	–	–	–	–	15,121	15,121
Other comprehensive income:
Change in market value of available-for-sale securities	–	–	–	(2,725)	–	(2,725)
Reclassification adjustment for net gain on sale of investments	–	–	–	(2,317)	–	(2,317)
Total comprehensive income:						10,079
Balance as of December 31, 2008	41,749	122	366,817	(3,949)	(264,330)	140,409
Dividends on preferred stock	–	–	–	–	(4,010)	(4,010)
Dividends on common stock	–	–	–	–	(12,154)	(12,154)
Common stock issuance	–	17	12,782	–	–	12,799
Grant and vesting of restricted stock	–	–	118	–	–	118
Comprehensive income:
Net income	–	–	–	–	17,581	17,581
Other comprehensive income:
Net unrealized gain on cash flow hedge assets	–	–	–	1,008	–	1,008
Available-for-sale securities:
Change in market value	–	–	–	9,976	–	9,976
Reclassification adjustment for net gain on sale of investments	–	–	–	(171)	–	(171)
Reclassification adjustment for loss on acquisition of joint venture				2,490		2,490
Reclassification adjustment for joint venture’s other-than-temporary impairment	–	–	–	707	–	707
Total comprehensive income:						31,591
Balance as of December 31, 2009	$41,749	$139	$379,717	$10,061	$(262,913)	$168,753

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
DYNEX CAPITAL, INC.
 (amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities:
Net income	$17,581	$15,121	$8,899
Adjustments to reconcile net income to cash provided by operating activities:
Equity in (income) loss of joint venture	(2,400)	5,733	(709)
Distribution of joint venture earnings	–	–	1,125
Loss on acquisition of controlling interest in joint venture	2,490	–	–
(Increase) decrease in accrued interest receivable	(1,368)	(1,015)	228
(Decrease) increase in accrued interest payable	(448)	462	(292)
Provision for (recapture of) loan loss	782	991	(1,281)
Gain on sale of investments, net	(171)	(2,316)	(755)
Amortization and depreciation	2,470	(1,585)	(583)
Fair value adjustments, net	(205)	(7,147)	–
Stock based compensation expense (benefit)	527	(271)	306
Net change in other assets and other liabilities	373	(3,321)	1,285
Net cash and cash equivalents provided by operating activities	19,631	6,652	8,223

Investing activities:
Principal payments received on securitized mortgage loans	29,084	33,575	68,787
Purchase of investments	(500,864)	(375,425)	(27,882)
Payments received on investments	117,675	36,548	9,871
Proceeds from sales of investments	18,707	51,423	3,762
Distributions received from joint venture	–	4,183	17,095
Purchase of controlling interest in joint venture	(7,245)	–	–
Other	(2,586)	(638)	837
Net cash and cash equivalents (used in) provided by investing activities	(345,229)	(250,334)	72,470

Financing activities:
Principal payments on securitization financing	(17,271)	(24,114)	(40,547)
Redemption of securitization financing	(15,493)	–	–
Proceeds from sale of securitization financing bonds	–	–	35,289
Borrowings under (repayment of) repurchase agreements, net	364,112	269,605	(92,990)
Decrease (increase) in restricted cash	2,974	(2,974)	–
Proceeds from issuance of common stock	12,873	–	37
Dividends paid	(15,759)	(9,852)	(4,010)
Net cash and cash equivalents provided by (used in) financing activities	331,436	232,665	(102,221)

Net increase (decrease) in cash and cash equivalents	5,838	(11,017)	(21,528)
Cash and cash equivalents at beginning of year	24,335	35,352	56,880
Cash and cash equivalents at end of year	$30,173	$24,335	$35,352

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) and the instructions to the Annual Report on Form 10-K.  The consolidated financial statements include the accounts of the Company, its qualified REIT subsidiaries and its taxable REIT subsidiary.  All intercompany balances and transactions have been eliminated in consolidation.

Certain items in the prior year’s consolidated balance sheets have been reclassified to conform to the current year’s presentation.  The Company’s consolidated balance sheets now present separately its investment in non-Agency securities which was previously included in its other investments balance.  The Company’s consolidated balance sheets also now present separately its accrued interest receivable which was previously included in securitized mortgage loans, net and other assets, net.  The Company’s consolidated balance sheets also now present separately its accrued interest payable which was previously included in securitization financing and other liabilities.  These respective amounts on the consolidated balance sheet as of December 31, 2008 presented herein have been reclassified to conform to the current year presentation and have no effect on reported total assets or total liabilities.

The consolidated financial statements represent the Company’s accounts after the elimination of inter-company transactions.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others and variable interest entities in which it is determined to be the primary beneficiary in accordance with ASC Topic 810.  The Company follows the equity method of accounting for investments with greater than 20% and less than a 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.  Actual results could differ from those estimates.  The most significant estimates used by management include but are not limited to fair value measurements of its investments, allowance for loan losses, other-than-temporary impairments, commitments and contingencies, and amortization of premiums and discounts. These items are discussed further below within this note of the consolidated financial statements.

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

Investments

The Company’s investments include Agency mortgage backed securities (“MBS”), securitized mortgage loans, non-Agency securities, and other investments.

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

The Company accounts for its Agency MBS in accordance with ASC Topic 320, which requires that investments in debt and equity securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  All of the Company’s securities are designated as available-for-sale with changes in their fair value reported in other comprehensive income until the security is collected, disposed of, or determined to be other than temporarily impaired.  The Company determines the fair value of its investment securities based upon prices obtained from a third-party pricing service and broker quotes.   Although the Company generally intends to hold its investment securities until maturity, it may, from time to time, sell any of its securities as part of the overall management of its business.  The available-for-sale designation provides the Company with the flexibility to sell any of its investment securities.  Upon the sale of an investment security, any unrealized gain or loss is reclassified out of AOCI to earnings as a realized gain or loss using the specific identification method.

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

Non-Agency securities.  The Company’s non-Agency securities are primarily comprised of CMBS and RMBS, the majority of which are investment grade rated.  The Company accounts for its non-Agency securities in accordance with ASC Topic 320, which requires that investments in debt and equity securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  All of the Company’s non-Agency securities are designated as available-for-sale and are carried at their fair value with unrealized gains and losses excluded from earnings and reported in AOCI as a component of shareholders’ equity.

The Company determines the fair value of its non-Agency securities by discounting the estimated future cash flows derived from pricing models that utilize information such as the security’s coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, credit enhancement, as well as certain other relevant information.  Although the Company generally intends to hold its investment securities until maturity, it may, from time to time, sell any of its securities as part of the overall management of its business.  The available-for-sale designation provides the Company with the flexibility to sell any of its investment securities.  Upon the sale of an investment security, any unrealized gain or loss is reclassified out of AOCI to earnings as a realized gain or loss using the specific identification method.

Other Investments.  Other investments include equity securities and unsecuritized single-family and commercial mortgage loans.  The unsecuritized mortgage loans are carried at amortized cost.  Equity securities are considered available-for-sale and are reported at fair value with unrealized gains and losses excluded from earnings and reported in AOCI.

Allowance for Loan Losses

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

In reviewing both general and specific allowance requirements for commercial mortgage loans, for loans secured by low-income housing tax credit (“LIHTC”) properties, the Company considers the remaining life of the tax compliance period in its analysis.  Because defaults on mortgage loan financings for these properties can result in the recapture of previously received tax credits for the borrower, the potential cost of this recapture provides an incentive to support the property during the compliance period, which has historically decreased the likelihood of defaults for these types of loans.

Other-than-Temporary Impairments

The Company evaluates all debt securities in its investment portfolio for other-than-temporary impairments by applying the guidance prescribed in ASC Topic 320 in determining whether an other-than-temporary impairment has occurred.  A debt security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected is less than the security’s amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the Company intends, or is required, to sell the security before recovery of the security’s amortized cost basis.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  Any remaining difference between fair value and amortized cost is recognized in other comprehensive income. In certain instances, as a result of the other-than-temporary impairment analysis, the recognition or accrual of interest will be discontinued and the security will be placed on non-accrual status.  Securities normally are not placed on non-accrual status if the servicer continues to advance on the delinquent mortgage loans in the security.

Repurchase Agreements

The Company uses repurchase agreements to finance certain of its investments.  Under these repurchase agreements, the Company sells the securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price.  The difference between the sales price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing in accordance with the provision of ASC Topic 860 under which the Company pledges its securities as collateral to secure a loan, which is equal in value to a specified percentage of the estimated fair value of the pledged collateral.  The Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledged collateral from the lender or, with the consent of the lender, the Company may renew the agreement at the then prevailing financing rate.  A repurchase agreement lender may require the Company to pledge additional collateral in the event the estimated fair value of the existing pledged collateral declines.  Repurchase agreement financing is recourse to the Company and the assets pledged.  All of the Company’s repurchase agreements are based on the September 1996 version of the Bond Market Association Master Repurchase Agreement, which provides that the lender is responsible for obtaining collateral valuations from a generally recognized source agreed to by both the Company and the lender, or the most recent closing quotation of such source.

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

In December 2009, the Company re-securitized a portion of its CMBS and sold $15,000 of bonds to a qualified special purpose entity which is not included in the consolidated financial statements of the Company as of or for the year ended December 31, 2009.  Please refer to the “Recent Accounting Pronouncements” section contained within this note for information related to the subsequent accounting treatment for these bonds.

Derivative Instruments

The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures (“interest rate agreements”) to manage its sensitivity to changes in interest rates.  These interest rate agreements are intended to provide income and cash flow to offset potentially reduced net interest income and cash flow under certain interest rate environments.  The Company accounts for its interest rate agreements under ASC Topic 815, designating each as either hedge positions or trading positions using criteria established therein.  In order to qualify as a cash flow hedge, ASC Topic 815 requires formal documentation to be prepared at the inception of the interest rate agreement.  This formal documentation must describe the risk being hedged, identify the hedging instrument and the means to be used for assessing the effectiveness of the hedge, and demonstrate that the hedging instrument will be highly effective at hedging the risk exposure.  If these conditions are not met, an interest rate agreement will be classified as a trading position.

For interest rate agreements designated as cash flow hedges, the Company evaluates the effectiveness of these hedges against the financial instrument being hedged.  The effective portion of the hedge relationship on an interest rate agreement designated as a cash flow hedge is reported in AOCI and is later reclassified into the statement of income in the same period during which the hedged transaction affects earnings.  The ineffective portion of such hedge is immediately reported in the current period’s statement of income.  These derivative instruments are carried at fair value on the Company’s balance sheet in accordance with ASC Topic 815.  Amounts receivable from counterparties, if any, are included on the consolidated balance sheets in other assets.

The Company may be required periodically to terminate hedging instruments.  Any basis adjustments or changes in the fair value of hedges recorded in other comprehensive income are recognized into income or expense in conjunction with the original hedge or hedged exposure.

If the underlying asset, liability or commitment is sold or matures, the hedge is deemed partially or wholly ineffective, or if the criterion that was executed at the time the hedging instrument was entered into no longer exists, the interest rate agreement no longer qualifies as a designated hedge.  Under these circumstances, such changes in the market value of the interest rate agreement are recognized in current period’s statement of income.

For interest rate agreements designated as trading positions, realized and unrealized changes in fair value of these instruments are recognized in the statement of income as trading income or loss in the period in which the changes occur or when such trade instruments are settled.  As of December 31, 2009, the Company does not have any derivative instruments designated as trading positions.

Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less.

Interest Income

Interest income on securities and loans that are rated “AAA” is recognized over the contractual life of the investment using the effective interest method.  Interest income on non-Agency securities which are rated “AA” or lower is recognized over the expected life as adjusted for estimated prepayments and credit losses of the securities in accordance with ASC Topic 325.

For loans, the accrual of interest is discontinued when, in the opinion of management, the interest is not collectible in the normal course of business, when the loan is significantly past due or when the primary servicer of the loan fails to advance the interest and/or principal due on the loan.  Loans are considered past due when the borrower fails to make a timely payment in accordance with the underlying loan agreement.  For securities and other investments, the accrual of interest is discontinued when, in the opinion of management, it is probable that all amounts contractually due will not be collected.  All interest accrued but not collected for investments that are placed on a non-accrual status or are charged-off is reversed against interest income.  Interest on these investments is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status.  Investments are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Amortization of Premiums, Discounts, and Deferred Issuance Costs

Premiums and discounts on investments and obligations, as well as debt issuance costs and hedging basis adjustments, are amortized into interest income or expense, respectively, over the contractual life of the related investment or obligation using the effective interest method in accordance with ASC Topic 310 and ASC Topic 470.   For securities representing beneficial interests in securitizations that are not highly rated, unamortized premiums and discounts are recognized over the expected life, as adjusted for estimated prepayments and credit losses of the securities, in accordance with ASC Topic 325.  Actual prepayment and credit loss experience are reviewed, and effective yields are recalculated when originally anticipated prepayments and credit losses differ from amounts actually received plus anticipated future prepayments.

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

Contingencies

In the normal course of business, there are various lawsuits, claims, and contingencies pending against the Company.  In accordance with ASC Topic 450, we evaluate whether to establish provisions for estimated losses from pending claims, investigations and proceedings.  Although the ultimate outcome of the various matters cannot be ascertained at this point, it is the opinion of management, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole.  Such resolution may, however, have a material effect on the results of operations or cash flows in any future period, depending on the level of income for such period.

Recent Accounting Pronouncements

In 2009, the Financial Accounting Standards Board (“FASB”) announced the release of a new topically-based structure for all authoritative U.S. GAAP known as the Accounting Standards Codification (“ASC” or “Codification”).  This restructuring is the result of efforts by the FASB to culminate all authoritative standards into a single resource in order to ensure accuracy and completeness of content, reduce redundancy, eliminate conflicting guidance, and simplify user research.  Management has updated all references to previous standards for GAAP in this Annual Report on Form 10-K to reflect the appropriate topic in the Codification.

In June 2009, ASU No. 2009-01, Topic 105-Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168-The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, was issued as an amendment to the Codification, and made the Codification effective for all financial statements issued with interim or annual reporting periods ending after September 15, 2009.  This Update establishes the ASC as the authoritative source for GAAP recognized by the FASB to be applied by nongovernmental entities.  This Update also recognizes the rules and interpretative releases of the SEC as an additional authoritative source for GAAP as issued under the authority of federal securities laws.  The Codification supersedes all previously issued non-SEC accounting and reporting standards.  The Codification did not materially change GAAP, and therefore did not have a material effect the Company’s financial position or results of operations.

In August 2009, ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)-Measuring Liabilities at Fair Value, amended the Codification to clarify the techniques to be used in measuring the fair value for liabilities in which a quoted price in an active market (i.e., a level 1 measurement ) for an identical liability is not available or does not exist.  This amendment became effective immediately upon issuance.  As of December 31, 2009, the Company did not have any liabilities measured at fair value on the Company’s balance sheet.  As such, this amendment to the Codification did not currently have a material effect on the Company’s financial position or results of operations.

In May 2009, prior to the issuance of ASU No. 2009-01, the FASB issued Statement of Financial Accounting Standard No. 165 (“SFAS No. 165”), Subsequent Events, which has subsequently been codified in ASC Topic 855.  It establishes general standards of accounting for and disclosure of material events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  These subsequent events are identified as either “recognized” or “nonrecognized”.  Recognized subsequent events are events or transactions that provide additional evidence about conditions or circumstances of a company that existed as of the balance sheet date.  Nonrecognized subsequent events are events or transactions that provide additional evidence about conditions or circumstances of a company that did not exist as of the balance sheet date.  Recognized subsequent events require adjustments to the financial statements for the period presented; nonrecognized subsequent events do not require adjustments.  Both types of subsequent events require disclosure in the notes to the financial statements if considered material.  The effective date of this amendment is for interim or annual periods ending after June 15, 2009 with prospective application.  The Company applied ASC Topic 855 in the second quarter of 2009, and this application did not have a material effect on its financial condition or results of operations.

In December 2009, ASU No. 2009-16, Transfers and Servicing (Topic 860)-Accounting for Transfers of Financial Assets and ASU No. 2009-17, Consolidations (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities were issued as amendments to the ASC.  The purpose of the amendment to ASC Topic 860 is to eliminate the concept of a “qualifying special-purpose entity” (“QSPE”) and to require more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets.  The purpose of the amendment to ASC Topic 810 is to change how a reporting entity determines when to consolidate another entity that is insufficiently capitalized or is not controlled by voting rights.  Instead of focusing on quantitative determinants, consolidation is to be determined based on, among other things, qualitative factors such as the other entity’s purpose and design as well as the reporting entity’s ability to direct the activities of the other entity that most significantly impact its performance.  The reporting entity is also required to add significant disclosures regarding its involvement with variable interest entities and any changes in risk exposure due to this involvement.  Both of these amendments to the Codification are effective for transactions and events occurring after the beginning of a reporting entity’s first fiscal year that begins after November 15, 2009.  Early adoption is prohibited, and the application will be prospective.  The Company has one QSPE that it will consolidate as a result of the adoption of these standards on January 1, 2010.  The Company’s investments will increase by approximately $15,000 as a result of the consolidation of this QSPE with a corresponding $15,000 increase in its securitization financing.  The Company does not anticipate that the adoption of this standard will have a material impact on its results of operations.

Subsequently, FASB issued ASU No. 2010-10 which allowed certain reporting entities to defer the consolidation requirements amended in ASC Topic 810 by ASU No. 2009-17.  The Company is not eligible for this deferral.

NOTE 3 – AGENCY MORTGAGE BACKED SECURITIES

The following table presents the components of the Company’s investment in Agency MBS as of December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Principal/par value	$570,215	$307,548
Purchase premiums	12,991	3,585
Purchase discounts	(44)	(59)
Amortized cost	583,162	311,074
Gross unrealized gains	11,261	1,355
Gross unrealized losses	(303)	(853)
Fair value	$594,120	$311,576

Weighted average coupon	4.76%	5.06%
Weighted average months to reset	20 months	21 months

Principal/par value includes principal payments receivable on Agency MBS of $3,559 and $956 as of December 31, 2009 and 2008, respectively.  As of December 31, 2009, the Company did not have any securities pending settlement.  The Company’s investment in Agency MBS as of December 31, 2009 is comprised of $295,730 of Hybrid Agency ARMs, $298,259 of Agency ARMs, and $131 of fixed-rate Agency MBS. The Company received principal payments of $116,704 on its portfolio of Agency MBS and purchased approximately $389,220 of Agency MBS during the year ended December 31, 2009.

NOTE 4 – SECURITIZED MORTGAGE LOANS, NET
The following table summarizes the components of securitized mortgage loans as of December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Securitized mortgage loans:
Commercial	$137,567	$164,032
Single-family	61,336	70,607
	198,903	234,639
Funds held by trustees, including funds held for defeasance	17,737	11,267
Unamortized discounts and premiums, net	43	90
Loans, at amortized cost	216,683	245,996
Allowance for loan losses	(4,212)	(3,707)
	$212,471	$242,289

All of the securitized mortgage loans are encumbered by securitization financing bonds (see Note 10).

Commercial mortgage loans were originated principally in 1996 and 1997 and are collateralized by first deeds of trust on income producing properties.  Approximately 85% of commercial mortgage loans are secured by multifamily properties and approximately 15% by office, health-care, hospital, retail, warehouse, industrial and mixed-used properties.

Single-family mortgage loans are secured by first deeds of trust on residential real estate and were originated principally from 1992 to 1997.  Single-family mortgage loans includes $1,512 of loans in foreclosure and $1,877 of loans more than 90 days delinquent on which the Company continues to accrue interest.

The Company identified $20,491 of securitized commercial mortgage loans and $4,065 of securitized single-family mortgage loans as being impaired as of December 31, 2009.  The Company recognized $1,423 of interest income on impaired securitized commercial mortgage loans and $319 on impaired single-family mortgage loans for the year ended December 31, 2009.

Funds held by trustees include $17,588 of cash and cash equivalents held by the trust for defeased loans.  These defeased funds represent replacement collateral for the defeased mortgage loan, which replicates the contractual cash flows of the defeased mortgage loan and will be used to service the debt for which the underlying mortgage on the property has been released.

NOTE 5 – ALLOWANCE FOR LOAN LOSSES

The following table summarizes the aggregate activity for the allowance for loan losses for the years ended December 31, 2009, 2008 and 2007:

	December 31, 2009	December 31, 2008	December 31, 2007
Allowance at beginning of year	$3,707	$2,721	$4,495
Provision for (recapture of) loan losses	782	991	(1,281)
Credit losses, net of recoveries	(181)	(5)	(493)
Allowance at end of year	$4,308	$3,707	$2,721

The following table presents the components of the allowance for loan losses as of December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Securitized commercial mortgage loans	$3,935	$3,527
Securitized single-family mortgage loans	277	180
	4,212	3,707
Other investments	96	─
	$4,308	$3,707

The following table presents certain information on impaired single-family and commercial securitized mortgage loans as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Commercial	Single-family	Commercial	Single-family
Investment in impaired loans	$20,465	$4,152	$17,253	$3,501
Allowance for loan losses	3,935	277	3,527	180
Investment in excess of allowance	$16,530	$3,875	$13,726	$3,321

 NOTE 6 – NON-AGENCY SECURITIES

The following table presents the components of the Company’s non-Agency securities as of December 31, 2009 and December 31, 2008:

	December 31, 2009		December 31, 2008
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
CMBS	$104,553	4.23%	$ ─	─
RMBS	6,462	7.93%	6,959	8.02%
	111,015		6,959
Gross unrealized gains	3,211		593
Gross unrealized losses	(5,116)		(1,293)
	$109,110		$6,259

Non-Agency securities consist primarily of fixed-rate CMBS and RMBS.  The Company’s CMBS have a fair value of $103,203 at December 31, 2009 and are comprised primarily of ‘AAA’ rated securities with a fair value of $99,092.  Of these ‘AAA’ rated CMBS, CMBS with a par value of $86,280 and a fair value of approximately $82,770 have been pledged as collateral against repurchase agreements with a par value of $73,338.

The Company exercised certain of its redemption rights and redeemed at par CMBS with a principal balance of $111,280.  The redeemed CMBS were refinanced through a securitization transaction in December 2009, and the Company sold $15,000 of the securitization bonds as part of the transaction on which it recognized a loss of $47.  This loss will result in a cumulative adjustment to retained earnings in subsequent reporting periods as a result of the amendments to ASC Topic 860 discussed previously in the “Recent Accounting Pronouncements” section of Note 2.

The Company’s RMBS are largely made up of RMBS issued by a single trust in 1994 and have a fair value of $5,907 as of December 31, 2009.

NOTE 7 – COPPERHEAD VENTURES, LLC

On November 20, 2009, the Company acquired the remaining 50.125% interest in Copperhead Ventures, LLC (“Copperhead”) at a cash purchase price of $9,547.  The acquiree primarily held investments in CMBS, including certain rights to redeem CMBS not owned by Copperhead, and cash.  The Company acquired the controlling interest in Copperhead primarily to enable the Company to maximize the value of the assets held by the venture.  Prior to the acquisition date, the Company owned a 49.875% interest in the acquiree.  Because all assets and liabilities on Copperhead’s balance sheet were already carried at fair value, the Company’s equity interest in Copperhead as of the acquisition date equaled the carrying value on the Company’s balance sheet of $9,547.

Prior to the Company’s acquisition of its controlling interest in Copperhead, the Company had recognized $2,490 in AOCI as part of shareholders’ equity, which reflected the Company’s portion of the changes in fair value of available-for-sale subordinate CMBS held by Copperhead.  In connection with the acquisition, this amount has been classified to other expense.

The following table presents the condensed results of operations for the joint venture for the period January 1, 2009 through November 20, 2009 and the year ended December 31, 2008 and the financial condition as of December 31, 2008:

Condensed Statement of Operations	2009	2008
Interest income	$2,359	$3,956
Impairment	(1,417)	(7,278)
Fair value adjustments, net	4,017	(7,391)
General and administrative expense	(25)	(59)
Net income (loss)	$4,934	$(10,772)

Condensed Balance Sheet	2008
Total assets	$11,240
Total liabilities	21
Total equity	$11,219

The impairment of $1,417 and $7,278 in 2009 and 2008, respectively, resulted from an other-than-temporary impairment on CMBS owned by the joint venture.  The net negative fair value adjustments of $7,391 resulted from adjustments to the payment agreement discussed below.  The instrument is accounted for under SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” and accordingly, changes in value of this instrument are recorded in the statement of operations.

Copperhead held a payment agreement receivable prior to the acquisition, which was written by a subsidiary of Dynex.  This agreement required that Dynex make monthly payments to Copperhead equal to the amount Dynex received on certain outstanding securitized commercial mortgage loans and defeased commercial mortgage loans.  Dynex reported its liability under this agreement in its consolidated balance sheets as obligation under payment agreement.  Dynex made payments to Copperhead of $1,589 and $1,608 for the period ended November 20, 2009 (the acquisition date) and the year ended December 31, 2008, respectively, which Dynex recorded as interest expense and Copperhead recorded as interest income.  As of December 31, 2009, the obligation under payment agreement is eliminated in Dynex’s consolidated balance sheets.

Dynex adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which was codified into ASC Topic 825 and which permits entities to choose to measure financial instruments at fair value, on January 1, 2008.  The Company adopted SFAS 159 to enhance the transparency of its financial condition.  The effect of the adoption of SFAS 159 was to decrease beginning accumulated deficit in 2008 by $1,323.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed in the purchase of Copperhead:

At acquisition:
Consideration paid:	$9,548
Fair value of Company’s equity interest prior to acquisition:	9,500
$19,048

Assets acquired:
CMBS	$4,082
Payment agreement	10,557
Cash and other assets	4,430

Liabilities assumed:
Other liabilities	(21)

Net assets acquired:	$19,048

NOTE 8 – OTHER INVESTMENTS

The Company’s other investments is comprised principally of unsecuritized mortgage loans.  Of the approximately 26 mortgage loans that make up the balance, two loans with a combined unpaid principal balance of $806 were more than 60 days delinquent as of December 31, 2009.  An allowance for loan loss of $96 has been recorded for these loans.

The Company also sold approximately $3,441 of equity securities, on which it recognized a gain of $220 during the year ended December 31, 2009.

NOTE 9 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  The following tables present the components of the Company’s repurchase agreements as of December 31, 2009 and December 31, 2008 by the type of securities collateralizing the repurchase agreement:

	December 31, 2009
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral
Agency MBS	$540,586	0.60%	$575,386
Non-Agency securities	73,338	1.73%	82,770
Securitization financing bonds (see Note 10)	24,405	1.59%	34,431
	$638,329	0.76%	$692,587

	December 31, 2008
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral
Agency MBS	$274,217	2.70%	$300,277
Non-Agency securities	–	–	–
Securitization financing bonds (see Note 10)	–	–	–
	$274,217	2.70%	$300,277

As of December 31, 2009 and December 31, 2008, the repurchase agreements had the following original maturities:

Original Maturity	December 31, 2009	December 31, 2008
30 days or less	$69,576	$38,617
31 to 60 days	300,413	187,960
61 to 90 days	180,643	47,640
Greater than 90 days	87,697	–
	$638,329	$274,217

The following table presents our borrowings by repurchase agreement counterparty as of December 31, 2009:

Counterparty	Repurchase agreements	Fair Value of Collateral	Equity at Risk	Weighted Average Original Maturity
Bank of America Securities, LLC	$178,522	$195,820	$17,298	91 days
All other	459,807	496,767	36,960	47 days
	$638,329	$692,587	$54,258	59 days

There were no counterparties with which we had equity at risk of more than 10% as of December 31, 2008.

NOTE 10 – SECURITIZATION FINANCING

The Company has two series of securitization financing bonds remaining outstanding which were issued pursuant to two separate indentures.  One of the series has two classes of bonds outstanding, one of which is owned by third parties and the other which has been retained by the Company.  The class owned by third parties has a principal amount of $23,852 as of December 31, 2009 and is collateralized by single-family mortgage loans with unpaid principal balances of $24,563.  This class shares additional collateralization of $6,555 with the other class within the same series that the Company retained.

The second series of bonds is fixed-rate with a principal amount of $121,168 as of December 31, 2009, and is collateralized by commercial mortgage loans with unpaid principal balances of $124,451.

In May 2009, the Company redeemed a securitization financing bond which it had issued in 1993.  This bond was collateralized by commercial mortgage loans at its then par value of $15,493.  The redemption was financed with an $11,039 repurchase agreement.  As of December 31, 2009, the par value of this bond is $8,501 and the balance of the repurchase agreement is $6,057.  The bond is rated “AAA” and has a guaranty of payment by Fannie Mae.  The bond is eliminated in the consolidated financial statements but remains legally outstanding.  The Company also has one additional redeemed securitization bond which has a par value of $30,217 as of December 31, 2009 and is rated “AAA.”  The bond, which is collateralized by single-family mortgage loans, was issued by the Company in 2002 and was redeemed in 2004.  This bond is pledged as collateral to support repurchase agreement borrowings of $18,348 as of December 31, 2009.

The components of securitization financing along with certain other information as of December 31, 2009 and December 31, 2008 are summarized as follows:

	December 31, 2009		December 31, 2008
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed rate classes	$121,168	6.7% - 7.1%	$149,598	6.6% - 8.8%
Variable rate class	23,852	0.5%	28,186	1.7%
Unamortized net bond premium and deferred costs	(1,939)		(627)
	$143,081		$177,157

Range of stated maturities	2024-2027		2024-2027
Estimated weighted average life	3.0 years		2.6 years
Number of series	2		3

The estimated weighted average life of the bonds increased as a result of a decrease in the expected prepayment speed of the commercial mortgage loans collateralizing the bonds, which are the source of funds that are used to pay down the bonds.  The extension of the estimated cash flows of the bond resulted in an adjustment to the amortization of the net bond premium and deferred costs of approximately $789 during the year ended December 31, 2009.  As of December 31, 2009, the weighted-average coupon on the bonds outstanding was 6.9% which is the same as of December 31, 2008.  The average effective rate on the bonds was 6.2%, 6.1%, and 7.2% for the years ended December 31, 2009, 2008, and 2007, respectively.  The variable rate bonds pay interest based on one-month LIBOR plus .30%.

NOTE 11 – DERIVATIVE INSTRUMENTS

Please see Note 2 for additional information related to the Company’s accounting policies for derivative instruments.

The following table summarizes information regarding the Company’s outstanding interest rate swap agreements as of December 31, 2009:

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped

November 24, 2009	November 24, 2011	$25,000	0.96%
November 24, 2009	November 24, 2012	$50,000	1.53%
December 24, 2009	December 24, 2014	$30,000	2.50%

These interest rate swaps have been designated as cash flow hedging positions and are classified on the Company’s consolidated balance sheet as derivative assets with a gross fair value of $1,008 as of December 31, 2009.  The Company did not have derivative instruments designated as trading positions as of December 31, 2009.  The Company did not hold derivative instruments of any kind as of or for the years ended December 31, 2008 or 2007.  As of December 31, 2009, the Company had margin requirements for these interest rate swaps totaling $275 for which Agency MBS with a fair value of $322 have been posted as collateral.

The Company’s objective for using interest rate swaps is to minimize its exposure to the risk of increased interest expense resulting from its existing and forecasted short-term, fixed-rate borrowings.  The Company continuously borrows funds via sequential fixed-rate, short-term repurchase agreement borrowings.  As each fixed-rate repurchase agreement matures, it is replaced with new fixed-rate agreements based on the market interest rate in effect at the time of such replacement.  This sequential rollover borrowing program creates a variable interest expense pattern.  The changes in the cash flows of the interest rate swaps listed above are expected to be highly effective at offsetting changes in the interest portion of the cash flows expected to be paid at maturity of each borrowing.

The Company recorded an unrealized gain of $1,008 in accumulated other comprehensive income as of December 31, 2009 for the fair value of the Company’s interest rate swaps.  Amounts reported in other comprehensive income related to cash flow hedging instruments are reclassified to the statement of income as interest payments are made on the Company’s variable rate debt.  For the year ended December 31, 2009, the amount of this reclassification for the Company is $103 and is recorded as a portion of interest expense.  During the year ending December 31, 2010, the Company estimates that an additional $1,170 will be reclassified to earnings from AOCI as an increase to interest expense.

The Company records any income or expense resulting from the ineffective portions of its interest rate swaps in other expense.  For the year ended December 31, 2009, the Company recorded $0 of hedge ineffectiveness in earnings.

The interest rate agreements the Company has with its derivative counterparties contain various covenants related to the Company’s credit risk.  Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.  Additionally, the agreements outstanding with one of the derivative counterparties allows that counterparty to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income greater than $1 as measured on a rolling two quarter basis.  These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations.  As of December 31, 2009, the Company had no derivatives in a net liability position.

 NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company utilizes fair value measurements at various levels within the hierarchy established by ASC Topic 820 for certain of its assets and liabilities.  The three levels of valuation hierarchy established by ASC Topic 820 are as follows:

•
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  The Company’s investments included in Level 1 fair value generally are equity securities listed in active markets.

•
Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.  The Company’s fair valued assets and liabilities that are generally included in this category are Agency MBS, which are valued based on the average of multiple dealer quotes that are active in the Agency MBS market, and its derivatives.

•
Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Generally, the Company’s assets and liabilities carried at fair value and included in this category are non-Agency securities and delinquent property tax receivables.

The following table presents the fair value of the Company’s assets and liabilities as of December 31, 2009, segregated by the hierarchy level of the fair value estimate:

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS	$594,120	$–	$594,120	$–
Non-Agency securities	109,110	–	–	109,110
Derivative assets	1,008	–	1,008	–
Other	131	–	–	131
Total assets carried at fair value	$704,369	$–	$595,128	$109,241

Non-Agency securities are comprised primarily of CMBS and RMBS for which substantially similar securities do not trade frequently.  As such, the Company determines the fair value of its non-Agency securities by discounting the estimated future cash flows derived from pricing models using assumptions that are confirmed to the extent possible by third party dealers or other pricing indicators.  Significant inputs into the pricing models are Level 3 in nature due to the lack of readily available market quotes and utilize information such as the security’s coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, credit enhancement, as well as certain other relevant information.  The following tables present the beginning and ending balances of the Level 3 fair value estimates for the years ended December 31, 2009, and 2008:

	Level 3 Fair Values
	Non-Agency securities	Corporate debt securities	Other	Total assets	Obligation under payment agreement
Balance as of January 1, 2008	$7,726	$4,347	$2,127	$14,200	$(15,473)
Total realized and unrealized gains (losses)
Included in the statement of operations	–	(187)	(9)	(196)	6,939
Included in other comprehensive income (loss)	(742)	375	15	(352)	–
Purchases, sales, issuances and other settlements, net	(725)	(4,535)	(1,922)	(7,182)	–
Transfers in and/or out of Level 3	–	–	–	–	–
Balance at December 31, 2008	$6,259	$–	$211	$6,470	$(8,534)
Total realized and unrealized gains (losses)
Included in statement of operations	(47)	–	(2)	(49)	(2,023)
Included in other comprehensive income (loss)	(1,206)	–	(16)	(1,222)	–
Purchases, sales, issuances and other settlements, net	104,104	–	(62)	104,042	10,557
Transfers in and/or out of Level 3	–	–	–	–	–
Balance as of December 31, 2009	$109,110	$–	$131	$109,241	$–

There were no assets or liabilities which were measured at fair value on a non-recurring basis as of December 31, 2009 or December 31, 2008.

 The following table presents the recorded basis and estimated fair values of the Company’s financial instruments as of December 31, 2009 and December 31, 2008:

	December 31, 2009		December 31, 2008
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Agency MBS	$594,120	$594,120	$311,576	$311,576
Non-Agency securities and CMBS	109,110	109,110	6,259	6,259
Securitized mortgage loans, net	212,471	186,547	242,289	200,699
Investment in joint venture	–	–	5,655	5,595
Other investments	2,280	2,079	6,476	6,099

Liabilities:
Repurchase agreements	638,329	638,329	274,217	274,217
Securitization financing	143,081	132,234	177,157	153,264
Obligation under payment agreement	–	–	8,534	8,534

The following table presents certain information for Agency MBS and Non-Agency securities that were in an unrealized loss position as of December 31, 2009 and December 31, 2008:

	December 31, 2009		December 31, 2008
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Unrealized loss position for:
Less than one year:
Agency MBS	$73,288	$302	$98,171	$853
Non-Agency securities	92,438	4,145	3,719	937
One year or more:
Non-Agency securities	4,087	971	598	355
	$169,813	$5,418	$102,488	$2,145

The Company reviews the estimated future cash flows for its non-Agency securities to determine whether there have been adverse changes in the cash flows which necessitate recognition of other-than-temporary impairment amounts.  Approximately, $96,424 of the non-Agency securities in an unrealized loss position as of December 31, 2009 are investment grade MBS collateralized by mortgage loans which were originated during or prior to 1999.  Based on the credit rating of these MBS and the seasoning of the mortgage loans collateralizing these securities, the impairment of these MBS is not determined to be other-than-temporary as of December 31, 2009.

The estimated cash flows of the remaining $12,686 of non-Agency securities were reviewed based on the performance of the underlying mortgage loans collateralizing the MBS as well as projected loss and prepayment rates.  Based on that review, management did not determine any adverse changes in the timing or amount of estimated cash flows which necessitate recognition of other-than temporary impairment amounts as of December 31, 2009.

NOTE 13 – NET INCOME PER COMMON SHARE

Net income per common share is presented on both a basic and diluted basis.  Diluted net income per common share assumes the conversion of the convertible preferred stock into common stock using the two-class method, and stock options using the treasury stock method, but only if these items are dilutive.  Each share of Series D preferred stock is convertible into one share of common stock.  The following tables reconcile the numerator and denominator for both basic and diluted net income per common share:

	Year ended December 31,
	2009		2008		2007
	Income	Weighted Average Common Shares	Income	Weighted Average Common Shares	Income	Weighted Average Common Shares

Net income	$17,581		$15,121		$8,899
Preferred stock dividends	(4,010)		(4,010)		(4,010)
Net income to common shareholders	13,571	13,088,154	11,111	12,166,558	4,889	12,135,495
Effect of dilutive items	4,010	4,222,826	–	3,053	–	2,593
Diluted income	$17,581	17,310,980	$11,111	12,169,611	$4,889	12,138,088

Net income per common share:
Basic	$1.04		$0.91		$0.40
Diluted	$1.02		$0.91		$0.40

Components of dilutive items:
Convertible preferred stock	4,010	4,221,539	–	–	–	–
Stock options	–	1,287	–	3,053	–	2,593
	$4,010	4,222,826	$11,111	3,053	$4,889	2,593

The following securities were excluded from the calculation of diluted net income per common shares, as their inclusion would have been anti-dilutive:

	Year ended December 31,
	2009	2008	2007
Shares issuable under stock option awards	70,000	118,053	92,407
Convertible preferred shares	–	4,221,539	4,221,539

NOTE 14 – PREFERRED AND COMMON STOCK

The Company is authorized to issue up to 50,000,000 shares of preferred stock.  For all series issued, dividends are cumulative from the date of issue and are payable quarterly in arrears.  The dividends per share are equal to the greater of (i) the per quarter base rate of $0.2375 for Series D, or (ii)  the quarterly dividend declared on the Company’s common stock.  One share of Series D preferred stock is convertible at any time at the option of the holder into one share of common stock.  The series is redeemable by the Company at any time, in whole or in part, (i) at a rate of one share of preferred stock for one share of common stock plus accrued and unpaid dividends, provided that the closing price of the common stock equals or exceeds the issue price of the preferred stock for 20 trading days within any period of 30 consecutive trading days, or (ii) for cash at the issue price plus any accrued and unpaid dividends.

In the event of liquidation, the holders of this series of preferred stock will be entitled to receive out of the Company’s assets, prior to any such distribution to the common shareholders, the issue price per share in cash plus any accrued and unpaid dividends.  If the Company fails to pay dividends for two consecutive quarters or if the Company fails to maintain consolidated shareholders’ equity of at least 200% of the aggregate issue price of the Series D preferred stock, then these shares automatically convert into a new series of 9.50% senior notes.  The Company paid dividends of $0.95 per share of Series D Preferred Stock for each of the years ended December 31, 2009, 2008 and 2007.

The Company initiated a controlled equity offering program (“CEOP”) on March 16, 2009 by filing a prospectus supplement under its shelf registration statement filed in 2008.  The CEOP allows the Company to offer and sell through Cantor Fitzgerald & Co., as its agent, up to 3,000,000 shares of its common stock in negotiated transactions or transactions that are deemed to be “at the market offerings”, as defined in Rule 415 under the 1933 Act, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.  During the year ended December 31, 2009, the Company sold 1,749,250 shares of its common stock through the CEOP at an average price of $7.59 per share for which it received proceeds of $12,923, net of broker sales commissions.  As of December 31, 2009, there are 1,250,750 shares of the Company’s common stock available for offer and sale under the CEOP.

The following table presents a summary of the changes in the number of preferred and common shares outstanding from January 1, 2007 through December 31, 2009:

	Preferred Stock Series D	Common Stock
January 1, 2007	4,221,539	12,131,262
Stock options exercised	-	5,000
December 31, 2007	4,221,539	12,136,262
Restricted shares granted	-	33,500
December 31, 2008	4,221,539	12,169,762
Common stock issued (1,749,250 under CEOP)	-	1,751,750
Restricted shares granted	-	10,000
December 31, 2009	4,221,539	13,931,512

The following table presents the preferred and common dividends declared during the year ended December 31, 2009:

			Dividend per Share
Declaration Date	Record Date	Payment Date	Common	Preferred
March 20, 2009	March 31, 2009	April 30, 2009	$0.2300	$0.2375
June 16, 2009	June 30, 2009	July 31, 2009	0.2300	0.2375
September 15, 2009	September 30, 2009	October 30, 2009	0.2300	0.2375
December 9, 2009	December 31, 2009	February 1, 2010	0.2300	0.2375

NOTE 15 – EMPLOYEE BENEFITS

Stock Incentive Plan

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

The Company also has a 2004 Stock Incentive Plan, as approved by the Company’s shareholders at its 2005 annual shareholders’ meeting (the “2004 Stock Incentive Plan”) under which it made awards to its employees and directors prior to May 13, 2009.  The 2004 Stock Incentive Plan covers only those awards made prior to May 13, 2009, and no new awards will be made under this plan.

As required by ASC Topic 718, stock options which may be settled only in shares of common stock have been treated as equity awards with their fair value measured at the grant date, and SARs which may be settled only in cash have been treated as liability awards with their fair value measured at the grant date and remeasured at the end of each reporting period.  The fair value of SARs was estimated as of December 31, 2009 and December 31, 2008 using the Black-Scholes option valuation model based upon the assumptions in the table below.

	As of December 31,
	2009	2008
Expected volatility	25.4%-30.9%	21.3%-26.6%
Weighted-average volatility	29.4%	24.4%
Expected dividends	10.4%	14.1%
Expected term (in months)	18	22
Weighted-average risk-free rate	1.87%	1.89%
Range of risk-free rates	1.44%-2.42%	1.73%-2.08%

The following table presents a rollforward of the SARs activity for the years ended December 31, 2009, 2008, and 2007:

	Number of Shares	Weighted- Average Exercise Price
SARs outstanding as of January 1, 2007	203,297	$7.36
SARs granted	82,500	7.06
SARs forfeited or redeemed	(7,651)	7.25
SARs exercised	–	–
SARs outstanding as of December 31, 2007	278,146	$7.27
SARs granted	–	–
SARs forfeited, redeemed, or exercised	–	–
SARs outstanding as of December 31, 2008	278,146	$7.27
SARs granted	–	–
SARs forfeited, redeemed, or exercised	–	–
SARs outstanding as of December 31, 2009	278,146	$7.27
SARs vested and exercisable as of December 31, 2009	219,396	$7.37

The weighted average remaining contractual term on the SARs outstanding and exercisable as of December 31, 2009 is 34 months.

The following table presents a rollforward of the stock option activity for the years ended December 31, 2009, 2008, and 2007:

	Number of Shares	Weighted- Average Exercise Price
Options outstanding as of January 1, 2007	75,000	$7.98
Options granted	25,000	9.02
Options forfeited	(5,000)	8.46
Options exercised	(5,000)	7.43
Options outstanding as of December 31, 2007 (all vested and exercisable)	90,000	$8.27
Options granted	25,000	9.81
Options forfeited	(5,000)	9.81
Options exercised	–	–
Options outstanding as of December 31, 2008 (all vested and exercisable)	110,000	$8.61
Options granted	–	–
Options forfeited	(15,000)	8.30
Options exercised	–	–
Options outstanding as of December 31, 2009 (all vested and exercisable)	95,000	$8.59

There were no restricted stock grants during the year ended December 31, 2007.  The following table presents a rollforward of the activity for the restricted stock issued by the Company for the years ended December 31, 2009, and 2008:

Number of Shares of Restricted Stock
Restricted stock as of January 1, 2008	–
Restricted stock granted	33,500
Restricted stock forfeited	–
Restricted stock vested	(3,500)
Restricted stock outstanding as of December 31, 2008	30,000
Restricted stock granted	10,000
Restricted stock forfeited	–
Restricted stock vested	(7,500)
Restricted stock outstanding as of December 31, 2009	32,500

The Company recognized stock based compensation expense (benefit) of $526, $(271), and $306 for the years ended December 31, 2009, 2008, and 2007, respectively.  The total remaining compensation cost related to non-vested awards was $49 as of December 31, 2009 and will be recognized as the awards vest.

Employee Savings Plan

The Company provides an Employee Savings Plan under Section 401(k) of the Code.  The Employee Savings Plan allows eligible employees to defer up to 25% of their income on a pretax basis.  The Company matches the employees’ contribution, up to 6% of the employees’ eligible compensation.  The Company may also make discretionary contributions based on the profitability of the Company.  The total expense related to the Company’s matching and discretionary contributions in 2009, 2008, and 2007 was $77, $64, and $65, respectively.  The Company does not provide post-employment or post-retirement benefits to its employees.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2009, the Company is obligated under non-cancelable operating leases with expiration dates through December 2013.  Required rental payments are as follows:

2010	$149
2011	154
2012	159
2013	163
$625

 Rent and lease expense under leases which expired in previous years was $147, $181, and $143, respectively in 2009, 2008, and 2007.

Litigation Matters

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

One of the Company’s subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit (“Pentlong”) filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the "Court of Common Pleas").  Between 1995 and 1997, GLS purchased delinquent county property tax receivables for properties located in Allegheny County.  The Pentlong Plaintiffs allege that GLS did not enjoy the same rights as its assignor, Allegheny County, to recover from delinquent taxpayers certain attorney fees, costs and expenses and interest in the collection of the tax receivables.  Class action status has been certified in this matter, but a motion to reconsider is pending.  The Pentlong litigation had been stayed pending the outcome of similar litigation before the Pennsylvania Supreme Court in a case in which GLS was not a defendant.  The plaintiff in that case had disputed the application of curative legislation enacted in 2003 but retroactive to 1996 which specifically set forth the right of owners of delinquent property tax receivables such as GLS to collect reasonable attorney fees, costs, and interest which were properly taxable as part of the tax debt owed.  The Pennsylvania Supreme Court has issued an opinion in favor of the defendants in that matter, which we believe favorably impacts the Pentlong litigation by substantially reducing Pentlong Plaintiffs’ universe of actionable claims against GLS in connection with the collection of the tax receivables.  Based on the opinion issued by the Pennsylvania Supreme Court such opinion, the Court of Common Pleas requested GLS file a motion for summary judgment and heard arguments on such motion in November 2009.  As of March 1, 2010, the court has not yet rendered a decision with respect to such motion.  Pentlong Plaintiffs have not enumerated their damages in this matter.

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

Dynex Capital, Inc., MERIT Securities Corporation, a subsidiary (“MERIT”), and the former president and current Chief Operating Officer and Chief Financial Officer of Dynex Capital, Inc., (together, “Defendants”) are defendants in a putative class action alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund (“Teamsters”).  The complaint was filed on February 7, 2005, and purports to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds (“Bonds”), which are collateralized by manufactured housing loans.  After a series of rulings by the District Court and an appeal by us and MERIT, on February 22, 2008 the United States Court of Appeals for the Second Circuit dismissed the litigation against us and MERIT.  Teamsters filed an amended complaint on August 6, 2008 with the District Court which essentially restated the same allegations as the original complaint and added our former president and our current Chief Operating Officer as defendants.  Teamsters seeks unspecified damages and alleges, among other things, fraud and misrepresentations in connection with the issuance of and subsequent reporting related to the Bonds.  On October 19, 2009, the District Court substantially denied the Defendants’ motion to dismiss the Teamsters’ second amended complaint.  On December 11, 2009, the Defendants’ filed an answer to the second amended complaint.  The Company has evaluated the allegations made in the complaint and believes them to be without merit and intends to vigorously defend itself against them.

Although no assurance can be given with respect to the ultimate outcome of the above litigation, the Company believes the resolution of these lawsuits will not have a material effect on its consolidated balance sheet but could materially affect its consolidated results of operations in a given period.

NOTE 17 – SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS INFORMATION

	Year ended December 31,
	2009	2008	2007
Supplemental disclosure of cash activities:
Cash paid for interest	$36,710	$19,817	$20,082

Supplemental disclosure of non-cash investing and financing activities:
Common dividends declared but not paid	$3,204	$2,799	$–
Preferred dividends declared but not paid	$1,003	$1,003	$1,003

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table discloses the ending balances for each item in accumulated other comprehensive income (loss) as of December 31, 2009 and December 31, 2008:

	Available for sale securities	Cash flow hedging	Total AOCI
Balance as of December 31, 2008	$(3,949)	$–	$(3,949)
Current period change	13,002	1,008	14,010
Ending balance as of December 31, 2009	$9,053	$1,008	$10,061

Due to the Company’s REIT status, the items comprising other comprehensive income do not have related tax effects.

NOTE 19 – RELATED PARTY TRANSACTIONS

As discussed in Note 16, the Company and DCI have been jointly named in litigation regarding the activities of DCI while it was an operating subsidiary of an affiliate of the Company.  The Company and DCI entered into a Litigation Cost Sharing Agreement whereby the parties set forth how the costs of defending against litigation would be shared, and whereby the Company agreed to fund all costs of such litigation, including DCI’s portion.  DCI’s cumulative portion of costs associated with litigation and funded by the Company is $3,375 and is secured by the proceeds of any counterclaims that DCI may receive in the litigation.  DCI costs funded by the Company are loans and bear simple interest at the rate of Prime plus 8.0% per annum.  As of December 31, 2009, the total amount due the Company under the Litigation Cost Sharing Agreement, including interest, was $6,551, which has been fully reserved by the Company.  DCI is currently wholly owned by ICD Holding, Inc.  An executive of the Company is the sole shareholder of ICD Holding.

NOTE 20 – NON-CONSOLIDATED AFFILIATES

The Company holds a 1% limited partnership interest in a partnership that owns a low-income housing tax credit multifamily housing property located in Texas.  The Company has loaned the partnership $986, $55 of which was advanced to the partnership during 2009.  These advances and the accrued interest thereon are due on demand.  The Company, through a subsidiary, has made a first mortgage loan to the partnership secured by the property, with a current unpaid principal balance of $1,363.  Because the Company does not have control or exercise significant influence over the operations of this partnership, its investment in the partnership is accounted for using the cost method as per ASC Topic 325.

NOTE 21 – SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following tables present the Company’s unaudited selected quarterly results for 2009 and 2008:

Year Ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Net interest income	$5,044	$5,881	$6,597	$7,043
Net interest income after (provision for) recapture of loan losses	4,865	5,742	6,349	6,827
Net income	3,134	4,370	6,002	4,075
Basic net income per common share	0.18	0.26	0.37	0.23
Diluted net income per common share	0.18	0.25	0.34	0.23
Cash dividends declared per common share	0.23	0.23	0.23	0.23

Year Ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating results:
Net interest income	$2,421	$2,501	$2,787	$2,838
Net interest income after (provision for) recapture of loan losses	2,395	2,180	2,338	2,643
Net income (1)	5,319	4,296	3,045	2,461
Basic net income per common share	0.36	0.27	0.17	0.12
Diluted net income per common share	0.32	0.26	0.17	0.12
Cash dividends declared per common share	0.10	0.15	0.23	0.23

NOTE 22 – SUBSEQUENT EVENTS

Management has evaluated events and circumstances occurring as of and through the date this Annual Report on Form 10-K was filed with the SEC and made available to the public, and has determined that there have been no significant events or circumstances that provide additional evidence about conditions of the Company that existed as of December 31, 2009, or that qualify as “recognized subsequent events” as defined by ASC Topic 855.

Management has determined that the following events, which occurred subsequent to December 31, 2009 and before the filing of this Annual Report on Form 10-K, qualify as “nonrecognized subsequent events” as defined by ASC Topic 855:

The Company has issued 260,100 additional shares under its CEOP since December 31, 2009, resulting in proceeds of $2,292 net of commissions.

Since December 31, 2009, the Company has borrowed $12,750 under the Federal Reserve’s Term Asset-Backed Securities Loan Facility program.  This borrowing was collateralized by a non-Agency CMBS with a par value of $15,000.