Form 10-Q
period 2010-03-31
DYNEX CAPITAL INC
filed 2010-05-10
CIK 826675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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
Yes           ☐           No           ☑

On April 30, 2010, the registrant had 15,118,742 shares outstanding of common stock, $0.01 par value, which is the registrant’s only class of common stock.

DYNEX CAPITAL, INC.
FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DYNEX CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Agency MBS (including pledged of $539,276 and $575,386, respectively)	$558,935	$594,120
Non-Agency securities (including pledged of $175,492 and $82,770, respectively)	188,737	109,110
Securitized mortgage loans, net	204,609	212,471
Other investments, net	2,156	2,280
	954,437	917,981

Cash and cash equivalents	30,714	30,173
Derivative assets	–	1,008
Accrued interest receivable	4,270	4,583
Other assets, net	5,037	4,317
	$994,458	$958,062
LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$602,451	$638,329
Non-recourse collateralized financing	201,506	143,081
Derivative liabilities	187	–
Accrued interest payable	1,162	1,208
Other liabilities	5,508	6,691
	810,814	789,309

Commitments and Contingencies (Note 13)

Shareholders’ equity:
Preferred stock, par value $.01 per share, 50,000,000 shares authorized; 9.5% Cumulative Convertible Series D, 4,221,539 shares
issued and outstanding ($43,218 aggregate liquidation preference)	41,749	41,749
Common stock, par value $.01 per share, 100,000,000 shares authorized; 15,037,802 and 13,931,512 shares issued and outstanding, respectively	150	139
Additional paid-in capital	389,459	379,717
Accumulated other comprehensive income	14,112	10,061
Accumulated deficit	(261,826)	(262,913)
	183,644	168,753
	$994,458	$958,062

See condensed notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
 (amounts in thousands except per share data)

	Three Months Ended
	March 31,
	2010	2009
Interest income:
Agency MBS	$4,868	$4,435
Non-Agency securities	2,501	159
Securitized mortgage loans	3,623	4,820
Other investments	32	58
Cash and cash equivalents	3	5
	11,027	9,477
Interest expense:
Repurchase agreements	1,263	1,064
Non-recourse collateralized financing	2,567	2,975
Other interest expense	–	394
	3,830	4,433

Net interest income	7,197	5,044
Provision for loan losses	(409)	(179)
Net interest income after provision for loan losses	6,788	4,865

Gain on sale of investments, net	77	83
Fair value adjustments, net	82	645
Other income, net	669	21
Equity in loss of joint venture, net	–	(754)
General and administrative expenses:
Compensation and benefits	(972)	(883)
Other general and administrative expenses	(1,107)	(843)

Net income	5,537	3,134
Preferred stock dividends	(1,003)	(1,003)

Net income to common shareholders	$4,534	$2,131

Weighted average common shares:
Basic	14,210	12,170
Diluted	18,437	12,170
Net income per common share:
Basic	$0.32	$0.18
Diluted	$0.30	$0.18

Dividends declared per common share	$0.23	$0.23

See condensed notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
 (amounts in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance as of December 31, 2009	$41,749	$139	$379,717	$10,061	$(262,913)	$168,753
Common stock issuance	–	11	9,707	–	–	9,718
Restricted stock vesting	–	–	35	–	–	35
Cumulative effect of adoption of new accounting principle	–	–	–	–	12	12
Net income	–	–	–	–	5,537	5,537
Dividends on preferred stock	–	–	–	–	(1,003)	(1,003)
Dividends on common stock	–	–	–	–	(3,459)	(3,459)
Other comprehensive income	–	–	–	4,051	–	4,051
Balance as of March 31, 2010	$41,749	$150	$389,459	$14,112	$(261,826)	$183,644

See condensed notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (amounts in thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net income	$5,537	$3,134
Adjustments to reconcile net income to cash provided by operating activities:
Equity in loss of joint venture, net	–	754
Decrease (increase) in accrued interest receivable	313	(823)
Decrease in accrued interest payable	(46)	(333)
Provision for loan losses	409	179
Gain on sale of investments, net	(77)	(83)
Fair value adjustments, net	(82)	(645)
Amortization and depreciation	1,570	436
Stock based compensation expense	58	67
Net change in other assets and other liabilities	(2,078)	(184)
Net cash and cash equivalents provided by operating activities	5,604	2,502

Investing activities:
Purchase of investments	(100,431)	(153,951)
Payments received on investments	59,296	18,169
Proceeds from sales of investments	31,405	1,860
Principal payments received on securitized mortgage loans	7,770	5,089
Other investing activities	(16,743)	(549)
Net cash and cash equivalents used in investing activities	(18,703)	(129,382)

Financing activities:
(Repayment of) borrowings under repurchase agreements, net	(35,878)	128,928
Proceeds from non-recourse collateralized financing	50,678	–
Principal payments on non-recourse collateralized financing	(6,406)	(3,714)
Decrease in restricted cash	–	2,974
Proceeds from issuance of common stock	9,453	–
Dividends paid	(4,207)	(3,802)
Net cash and cash equivalents provided by financing activities	13,640	124,386

Net increase (decrease) in cash and cash equivalents	541	(2,494)
Cash and cash equivalents at beginning of period	30,173	24,335
Cash and cash equivalents at end of period	$30,714	$21,841

Supplemental Non-Cash Investing and Financing Activities:
Common dividends declared but not paid	$3,459	$2,799
Preferred dividends declared but not paid	$1,003	$1,003

See condensed notes to unaudited consolidated financial statements.

DYNEX CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
 (amounts in thousands)

	Three Months Ended
	March 31,
	2010	2009

Net income	$5,537	$3,134
Other comprehensive income:
Available-for-sale securities:
Change in market value	5,313	3,553
Reclassification adjustment for net gain on sale of investments	(77)	(83)
Reclassification adjustment for equity in the joint venture’s other-than-temporary impairment	–	707
Net unrealized loss on cash flow hedge liabilities	(1,185)	–
	4,051	4,177

Comprehensive income	9,588	7,311
Dividends declared on preferred stock	(1,003)	(1,003)

Comprehensive income to common shareholders	$8,585	$6,308

See condensed notes to unaudited consolidated financial statements.

CONDENSED  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DYNEX CAPITAL, INC.
(amounts in thousands except share and per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of Dynex Capital, Inc. and its qualified real estate investment trust (“REIT”) subsidiaries and its taxable REIT subsidiary (together, “Dynex” or the “Company”) have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q and Article 10, Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.  In the opinion of management, all significant adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the consolidated financial statements, have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim periods or for the entire year ending December 31, 2010.  The unaudited consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.  The Company’s consolidated statements of cash flows now present separately its changes in accrued interest receivable and accrued interest payable, which were previously included within its net change in other assets and other liabilities as well as within principal payments received on securitized mortgage loans and principal payments on securitization financing.  These respective amounts on the consolidated statement of cash flows for the three months ended March 31, 2009 presented herein have been reclassified to conform to the current year presentation and have no effect on reported total assets or total liabilities or results of operations.

Consolidation of Subsidiaries

The consolidated financial statements include the accounts of the Company, its qualified REIT subsidiaries and its taxable REIT subsidiary.  The consolidated financial statements represent the Company’s accounts after the elimination of intercompany balances and transactions.  The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others and variable interest entities in which it is determined to be the primary beneficiary in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810.  The Company follows the equity method of accounting for investments with greater than a 20% and less than 50% interest in partnerships and corporate joint ventures or when it is able to influence the financial and operating policies of the investee but owns less than 50% of the voting equity.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reported period.  Actual results could differ from those estimates.  The most significant estimates used by management include but are not limited to fair value measurements of its investments, allowance for loan losses, other-than-temporary impairments, commitments and contingencies, and amortization of premiums and discounts. These items are discussed further below within this note to the consolidated financial statements.

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

Investments

The Company’s investments include Agency mortgage backed securities (“MBS”), non-Agency securities, securitized mortgage loans, and other investments.

Agency MBS. Agency MBS are comprised of residential mortgage backed securities (“RMBS”) and commercial mortgage backed securities (“CMBS”) issued or guaranteed by a federally chartered corporation, such as Federal National Mortgage Corporation, or Fannie Mae, or Federal Home Loan Mortgage Corporation, or Freddie Mac, or an agency of the U.S. government, such as Government National Mortgage Association, or Ginnie Mae.  The Company’s Agency MBS are comprised primarily of Hybrid Agency ARMs and Agency ARMs and, to a lesser extent, fixed-rate Agency MBS.  Hybrid Agency ARMs are MBS collateralized by hybrid adjustable rate mortgage loans which are loans that have a fixed rate of interest for a specified period (typically three to ten years) and which then adjust their interest rate at least annually to an increment over a specified interest rate index as further discussed below.  Agency ARMs are MBS collateralized by adjustable rate mortgage loans which have interest rates that generally will adjust at least annually to an increment over a specified interest rate index.  Agency ARMs also include Hybrid Agency ARMs that are past their fixed rate periods.

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

The Company accounts for its Agency MBS in accordance with ASC Topic 320, which requires that investments in debt and equity securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  All of the Company’s securities are designated as available-for-sale with changes in their fair value reported in other comprehensive income until the security is collected, disposed of, or determined to be other than temporarily impaired.  The Company determines the fair value of its investment securities based upon prices obtained from a third-party pricing service and broker quotes.  Although the Company generally intends to hold its investment securities until maturity, it may, from time to time, sell any of its securities as part of the overall management of its business.  The available-for-sale designation provides the Company with the flexibility to sell any of its investment securities.  Upon the sale of an investment security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income (“AOCI”) to earnings as a realized gain or loss using the specific identification method.

Substantially all of the Company’s Agency MBS are pledged as collateral against repurchase agreements.

Non-Agency Securities.  The Company’s non-Agency securities are comprised of CMBS and RMBS, the majority of which are investment grade rated.  The Company accounts for its non-Agency securities in accordance with ASC Topic 320, which requires that investments in debt and equity securities be designated as either “held-to-maturity,” “available-for-sale” or “trading” at the time of acquisition.  All of the Company’s non-Agency securities are designated as available-for-sale with changes in their fair value reported in other comprehensive income until the security is collected, disposed of, or determined to be other than temporarily impaired.

The Company determines the fair value for certain of its non-Agency securities based upon prices obtained from a third-party pricing service and broker quotes with the remainder of the non-Agency securities being valued by discounting the estimated future cash flows derived from pricing models that utilize information such as the security’s coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, credit enhancement, as well as certain other relevant information.  Although the Company generally intends to hold its investment securities until maturity, it may, from time to time, sell any of its securities as part of the overall management of its business.  The available-for-sale designation provides the Company with the flexibility to sell any of its investment securities.  Upon the sale of an investment security, any unrealized gain or loss is reclassified out of AOCI to earnings as a realized gain or loss using the specific identification method.

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

Other Investments.  Other investments include unsecuritized single-family and commercial mortgage loans which are carried at amortized cost.

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

Securitization Transactions

The Company has securitized mortgage loans through securitization transactions by transferring financial assets to a wholly owned trust, where the trust issues non-recourse securitization financing bonds pursuant to an indenture.  The Company retains some form of control over the transferred assets, and therefore the trust is included in the consolidated financial statements of the Company.  For accounting and tax purposes, the loans and securities financed through the issuance of bonds in a securitization financing transaction are treated as assets of the Company (presented as securitized mortgage loans on the balance sheet), and the associated bonds issued are treated as debt of the Company (presented as a portion of non-recourse collateralized financing on the balance sheet).  The Company has retained certain of the bonds issued by the trust and has transferred collateral in excess of the bonds issued.  This excess is typically referred to as over-collateralization.  Each securitization trust generally provides the Company the right to redeem, at its option, the remaining outstanding bonds prior to their maturity date.

In December 2009, the Company re-securitized a portion of its CMBS and sold $15,000 of bonds to a special purpose entity which is not included in the consolidated financial statements of the Company as of or for the year ended December 31, 2009, but is included in the consolidated financial statements as of and for the three months ended March 31, 2010 as required by amendments to ASC Topic 860 which became effective January 1, 2010.  Please refer to the “Recent Accounting Pronouncements” section contained within this note for information related to the change in accounting principle for these bonds.

Derivative Instruments

The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures (“interest rate agreements”) to manage its sensitivity to changes in interest rates.  These interest rate agreements are intended to offset potentially reduced net interest income and cash flow under certain interest rate environments.  The Company accounts for its interest rate agreements under ASC Topic 815, designating each as either hedge positions or trading positions using criteria established therein.  In order to qualify as a cash flow hedge, ASC Topic 815 requires formal documentation to be prepared at the inception of the interest rate agreement.  This formal documentation must describe the risk being hedged, identify the hedging instrument and the means to be used for assessing the effectiveness of the hedge, and demonstrate that the hedging instrument will be highly effective at hedging the risk exposure.  If these conditions are not met, an interest rate agreement will be classified as a trading position.

For interest rate agreements designated as cash flow hedges, the Company evaluates the effectiveness of these hedges against the financial instrument being hedged.  The effective portion of the hedge relationship on an interest rate agreement designated as a cash flow hedge is reported in AOCI and is later reclassified into the statement of income in the same period during which the hedged transaction affects earnings.  The ineffective portion of such hedge is immediately reported in the current period’s statement of income.  These derivative instruments are carried at fair value on the Company’s balance sheet in accordance with ASC Topic 815.  Cash posted to meet margin calls, if any, is included on the consolidated balance sheets in other assets.

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

For interest rate agreements designated as trading positions, realized and unrealized changes in fair value of these instruments are recognized in the statement of income as trading income or loss in the period in which the changes occur or when such trade instruments are settled.  As of March 31, 2010 and December 31, 2009, the Company does not have any derivative instruments designated as trading positions.

Interest Income

Interest income on securities and loans that are rated “AAA” is recognized over the contractual life of the investment using the effective interest method.  Interest income on non-Agency securities that are rated “AA” or lower is recognized over the expected life as adjusted for estimated prepayments and credit losses of the securities in accordance with ASC Topic 325.

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

Recent Accounting Pronouncements

In December 2009, Accounting Standards Update (“ASU” or “Update”) No. 2009-16, Transfers and Servicing (Topic 860)-Accounting for Transfers of Financial Assets and ASU No. 2009-17, Consolidations (Topic 810)-Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities were issued as amendments to the ASC.  The purpose of the amendment to ASC Topic 860 is to eliminate the concept of a “qualifying special-purpose entity” (“QSPE”) and to require more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets.  The purpose of the amendment to ASC Topic 810 is to change how a reporting entity determines when to consolidate another entity that is insufficiently capitalized or is not controlled by voting rights.  Instead of focusing on quantitative determinants, consolidation is to be determined based on, among other things, qualitative factors such as the other entity’s purpose and design as well as the reporting entity’s ability to direct the activities of the other entity that most significantly impact its performance.  The reporting entity is also required to add significant disclosures regarding its involvement with variable interest entities and any changes in risk exposure due to this involvement.  Both of these amendments to the Codification are effective for transactions and events occurring after the beginning of a reporting entity’s first fiscal year that begins after November 15, 2009, and are to be prospectively applied.  The Company had one QSPE that it consolidated as a result of the adoption of these standards on January 1, 2010.  As a result, the company recorded a gain of $12 for a cumulative effect of adoption of new accounting principle to its retained earnings as of January 1, 2010.  The Company’s investments and related securitization financing as of January 1, 2010 also increased by approximately $14,924 as a result of these amendments to the ASC.

Subsequently, in February 2010, ASU No. 2010-10 was issued, which allows certain reporting entities to defer the consolidation requirements amended in ASC Topic 810 by ASU No. 2009-17.  The Company is not eligible for this deferral.

In January 2010, FASB issued Update No. 2010-01 which amends the accounting guidance specified in ASC Topic 505.  Specifically, the amendment clarifies that the stock portion of a distribution to stockholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This Update is effective for interim and annual reporting periods ending on or after December 15, 2009, and should be applied retrospectively.  The Company has only distributed cash dividends to its stockholders, and does not currently intend to change this policy.  As such, this amendment to ASC Topic 505 did not have and is not expected to have a material impact on the Company’s financial condition or results of operations.

In January 2010, FASB issued Update No. 2010-06, which amends ASC Topic 820 to require additional disclosures and to clarify existing disclosures.  Specifically, entities will be required to disclose reasons for and amounts of transfers in and out of levels 1 and 2 as well as a reconciliation of level 3 measurements to include separate information about purchases, sales, issuances, and settlements.  Additionally, this amendment clarifies that a “class” of assets or liabilities is often a subset of assets or liabilities within a line item on the entity’s balance sheet, and that a reporting entity should provide fair value measurement disclosures for each class.  This amendment also clarifies that disclosures about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements is required for those measurements that fall in either level 2 or 3.  The effective date for the new disclosure requirements relating to the rollforward of activity in level 3 fair value measurements is for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  All other new disclosures and clarifications of existing disclosures issued in this Update are effective for interim and annual reporting periods beginning after December 15, 2009.  Management has complied with these new disclosure requirements within this Quarterly Report on Form 10-Q.  Because these amendments to ASC Topic 820 relate only to disclosures and do not alter GAAP, they do not impact the Company’s financial condition or results of operations.

In April 2010, FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the FASB Accounting Standards Codification™ (Codification) provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.

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

	Three Months Ended March 31,
	2010		2009
	Income	Weighted-Average Common Shares	Income	Weighted- Average Common Shares
Net income	$5,537		$3,134
Preferred stock dividends	(1,003)		(1,003)
Net income to common shareholders	4,534	14,210	2,131	12,170
Effect of dilutive items	1,003	4,228	–	–
Diluted	$5,537	18,437	$2,131	12,170

Net income per common share:
Basic		$0.32		$0.18
Diluted		$0.30		$0.18

Components of dilutive items:
Convertible preferred stock	$1,003	4,222	–	–
Stock options	–	6	–	–
	$1,003	4,228	$–	–

The following securities were excluded from the calculation of diluted net income per common shares, as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2010	2009
Shares issuable under stock option awards	40	110
Convertible preferred stock	–	4,222

NOTE 3 – AGENCY MORTGAGE BACKED SECURITIES

The following table presents the components of the Company’s investment in Agency MBS as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Principal/par value	$537,492	$570,215
Purchase premiums	12,000	12,991
Purchase discounts	(38)	(44)
Amortized cost	549,454	583,162
Gross unrealized gains	9,696	11,261
Gross unrealized losses	(215)	(303)
Fair value	$558,935	$594,120

Weighted average coupon	4.63%	4.76%
Weighted average months to reset	18 months	20 months

Principal/par value includes principal payments receivable on Agency MBS of $20,127 and $3,559 as of March 31, 2010 and December 31, 2009, respectively, which increased primarily due to the buyout in March 2010 by Freddie Mac of mortgage loans collateralizing its MBS that were delinquent 120 or more days.  The Company’s investment in Agency MBS as of March 31, 2010 is comprised of $253,867 of Hybrid Agency ARMs, $302,109 of Agency ARMs, and $2,959 of fixed-rate Agency MBS.  The Company received principal payments of $56,304 on its portfolio of Agency MBS and purchased approximately $7,353 of Agency MBS during the three months ended March 31, 2010.  The Company’s investment in Agency MBS as of December 31, 2009 was comprised of $295,730 of Hybrid Agency ARMs, $298,259 of Agency ARMs, and $131 of fixed-rate Agency MBS. The Company received principal payments of $17,946 on its portfolio of Agency MBS and purchased approximately $153,951 of Agency MBS during the three months ended March 31, 2009.

NOTE 4 – NON-AGENCY SECURITIES

The following table presents the components of the Company’s non-Agency securities as of March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
	CMBS	RMBS	Total Non-Agency	CMBS	RMBS	Total Non-Agency
Carrying value	$178,226	$5,702	$183,928	$104,553	$6,462	$111,015
Gross unrealized gains	5,596	314	5,910	2,795	415	3,211
Gross unrealized losses	(216)	(885)	(1,101)	(4,145)	(971)	(5,116)
	$183,606	$5,131	$188,737	$103,203	$5,907	$109,110
Weighted average coupon	6.69%	7.51%	6.72%	7.96%	7.93%	7.96%

The Company’s non-Agency CMBS are comprised primarily of ‘AAA’-rated securities with a fair value of $179,518 and $99,092, as of March 31, 2010 and December 31, 2009, respectively.  The Company purchased non-Agency CMBS with a par value of $60,800 during the three months ended March 31, 2010 which have a fair value of $61,584 as of March 31, 2010.  The majority of the Company’s non-Agency RMBS were issued by a single trust in 1994.  The Company did not purchase any additional non-Agency RMBS during the three months ended March 31, 2010.

In 2009, the Company exercised certain of its redemption rights and redeemed CMBS that were refinanced through a securitization transaction in December 2009.  The Company sold $15,000 of the securitization bonds as part of this transaction.  As a result of the adoption of the amendments to ASC Topics 860 and 810 on January 1, 2010 discussed previously in the “Recent Accounting Pronouncements” section of Note 1, the Company now consolidates these assets and the associated securitization financing.  This resulted in an increase to the par value of the Company’s investments as of January 1, 2010 of $15,000 with a corresponding increase in the par value of its securitization financing.

NOTE 5 – SECURITIZED MORTGAGE LOANS, NET

The following table summarizes the components of securitized mortgage loans as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Securitized mortgage loans:
Commercial	$121,346	$137,567
Single-family	59,853	61,336
	181,199	198,903
Funds held by trustees, including funds held for defeasance	27,671	17,737
Unamortized discounts and premiums, net	101	43
Loans, at amortized cost	208,971	216,683
Allowance for loan losses	(4,362)	(4,212)
	$204,609	$212,471

All of the securitized mortgage loans are encumbered by securitization financing bonds, which are discussed further in Note 9.

Commercial mortgage loans were originated principally in 1996 and 1997 and are collateralized by first deeds of trust on income producing properties.  Approximately 83% of commercial mortgage loans are secured by multifamily properties and approximately 17% by other types of commercial properties.

Single-family mortgage loans are secured by first deeds of trust on residential real estate and were originated principally from 1992 to 1997.  Single-family mortgage loans at March 31, 2010 includes $1,300 of loans in foreclosure and $1,457 of loans more than 90 days delinquent on which the Company continues to accrue interest.

The Company identified $19,691 of securitized commercial mortgage loans and $3,309 of securitized single-family mortgage loans as being impaired as of March 31, 2010, compared to impairments of $20,491 and $4,065, respectively, as of December 31, 2009.  The Company recognized $260 of interest income on impaired securitized commercial mortgage loans and $51 on impaired single-family mortgage loans for the three months ended March 31, 2010.

Funds held by trustees as of March 31, 2010 and December 31, 2009 include $27,522 and $17,588, respectively, of cash and cash equivalents held by the trust for defeased loans.  These defeased funds represent replacement collateral for the defeased mortgage loan, which replicates the contractual cash flows of the defeased mortgage loan and will be used to service the debt for which the underlying mortgage on the property has been released.

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following table presents the components of the allowance for loan losses as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Securitized commercial mortgage loans	$4,085	$3,935
Securitized single-family mortgage loans	277	277
	4,362	4,212
Other investments	355	96
	$4,717	$4,308

The following table presents certain information on impaired single-family and commercial securitized mortgage loans as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Commercial	Single-family	Commercial	Single-family
Investment in impaired loans	$19,591	$3,365	$20,465	$4,152
Allowance for loan losses	(4,085)	(277)	(3,935)	(277)
Investment in excess of allowance	$15,506	$3,088	$16,530	$3,875

The following table summarizes the aggregate activity for the allowance for loan losses for the three months ended March 31, 2010 and March 31, 2009:

	Three Months Ended March 31,
	2010	2009
Allowance at beginning of period	$4,308	$3,707
Provision for loan losses	409	179
Credit losses, net of recoveries	–	(9)
Allowance at end of period	$4,717	$3,877

NOTE 7 – DERIVATIVES

Please see Note 1 for additional information related to the Company’s accounting policies for derivative instruments.

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments under ASC Topic 815 as well as their classification on the balance sheet as of March 31, 2010 and December 31, 2009:

Type of Derivative	Balance Sheet Location	Gross Fair Value As of March 31, 2010	Gross Fair Value As of December 31, 2009
Interest rate swaps	Derivative assets	$–	$1,008
Interest rate swaps	Derivative liabilities	(187)	–
		$(187)	$1,008

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

The following table summarizes information regarding the Company’s outstanding interest rate swap agreements as of March 31, 2010:

Effective Date	Maturity Date	Notional Amount	Fixed Rate Swapped
November 24, 2009	November 24, 2011	$ 25,000	0.96%
November 24, 2009	November 24, 2012	$ 50,000	1.53%
December 24, 2009	December 24, 2014	$ 30,000	2.50%
February 8, 2010	February 8, 2012	$ 75,000	1.03%

These interest rate swaps have been designated as cash flow hedging positions.  The Company did not have derivative instruments designated as trading positions as of March 31, 2010 or December 31, 2009.  As of March 31, 2010, the Company had margin requirements for these interest rate swaps totaling $944 for which Agency MBS with a fair value of $715 and cash of $229 have been posted as collateral.

The Company has a cumulative unrealized loss of $(177) in accumulated other comprehensive income as of March 31, 2010, compared to a cumulative unrealized gain of $1,008 as of December 31, 2009 for the fair value of the Company’s interest rate swaps.  Amounts reported in other comprehensive income related to cash flow hedging instruments are reclassified to the statement of income as interest payments are made on the Company’s variable rate debt.  The Company records any income or expense resulting from the ineffective portions of its interest rate swaps in its statement of income in the period incurred.

The table below presents the effect of the Company’s derivatives designated as hedging instruments on the statement of income for the three months ended March 31, 2010.  The Company did not hold any derivative financial instruments during the three months ended March 31, 2009.

Type of Derivative Designated as Cash Flow Hedge	Amount of Loss Recognized in OCI on Derivative (Effective Portion), net of $0 tax	Location of Loss Reclassified from OCI into Statement of Income (Effective Portion)	Amount of Loss Reclassified from OCI into Statement of Income (Effective Portion)	Location of Loss Recognized in Statement of Income on Derivative (Ineffective Portion)	Amount of Loss Recognized in Statement of Income on Derivatives (Ineffective Portion)
Interest rate swaps	$ 1,638	Interest expense	$ 453	Other income, net	$ 10

The Company estimates that an additional $1,588 will be reclassified to earnings from AOCI as an increase to interest expense during the next 12 months.

The interest rate agreements the Company has with its derivative counterparties contain various covenants related to the Company’s credit risk.  Specifically, if the Company defaults on any of its indebtedness, including those circumstances whereby repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of its derivative obligations.  Additionally, the agreements outstanding with one of the derivative counterparties allow that counterparty to require settlement of its outstanding derivative transactions if the Company fails to earn GAAP net income greater than $1 as measured on a rolling two quarter basis.  These interest rate agreements also contain provisions whereby, if the Company fails to maintain a minimum net amount of shareholders’ equity, then the Company may be declared in default on its derivative obligations.  As of March 31, 2010, the Company had derivatives in a net liability position totaling $215, inclusive of accrued interest but excluding any adjustment for nonperformance risk.  If the Company had breached any of these agreements as of March 31, 2010, it could have been required to settle those derivatives at their termination value of $215.

NOTE 8 – REPURCHASE AGREEMENTS

The Company uses repurchase agreements, which are recourse to the Company, to finance certain of its investments.  The following tables present the components of the Company’s repurchase agreements as of March 31, 2010 and December 31, 2009 by the type of securities collateralizing the repurchase agreement:

	March 31, 2010
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral
Agency MBS	$490,754	0.26%	$539,276
Non-Agency CMBS	80,077	1.52%	94,665
Non-Agency RMBS	3,183	1.75%	3,279
Securitization financing bonds (see Note 9)	28,437	1.64%	33,394
	$602,451	0.50%	$670,614

	December 31, 2009
Collateral Type	Balance	Weighted Average Rate	Fair Value of Collateral
Agency MBS	$540,586	0.60%	$575,386
Non-Agency securities	73,338	1.73%	82,770
Securitization financing bonds (see Note 9)	24,405	1.59%	34,431
	$638,329	0.76%	$692,587

As of March 31, 2010 and December 31, 2009, the repurchase agreements had the following original maturities:

Original Maturity	March 31, 2010	December 31, 2009
30 days or less	$106,650	$69,576
31 to 60 days	296,953	300,413
61 to 90 days	70,632	180,643
Greater than 90 days	128,216	87,697
	$602,451	$638,329

The following table presents our borrowings by repurchase agreement counterparty as of March 31, 2010:

Counterparty	Repurchase agreements	Fair Value of Collateral	Equity at Risk	Weighted Average Original Maturity
Bank of America Securities, LLC	$169,279	$192,469	$23,190	64 days
All other	433,172	478,145	44,973	51 days
	$602,451	$670,614	$68,163	55 days

NOTE 9 – NON-RECOURSE COLLATERIZED FINANCING

Non-recourse collateralized financing on the Company’s consolidated balance sheet as of March 31, 2010 is comprised of $50,670 of financing provided by the Federal Reserve Bank of New York (the “New York Federal Reserve”) under its Term Asset-Backed Securities Loan Facility (“TALF”) and $150,836 of securitization financing.  Non-recourse collateralized financing as of December 31, 2009 was comprised solely of securitization financing with a balance of $143,081.  Unlike repurchase agreements, TALF financing and securitization financing are similar in that they are both non-recourse to the Company.  The TALF program was discontinued by the New York Federal Reserve in the second quarter of 2010.

During the three months ended March 31, 2010, the Company financed purchases of ‘AAA’-rated CMBS with a par value of $60,800 using TALF financing.  As of March 31, 2010, the fair value of these CMBS is $61,584, and the balance of the TALF borrowings is $50,770.  The Company incurred $100 in administrative fees which are being amortized and recognized as an adjustment to interest expense on the related TALF borrowings.

As of March 31, 2010, the Company has three series of securitization financing bonds outstanding which were issued pursuant to three separate indentures.  One of the series has two classes of bonds outstanding, one of which is owned by third parties and the other, which has been retained by the Company.  The class owned by third parties has a principal amount of $23,484 as of March 31, 2010 compared to $23,852 as of December 31, 2009 and is collateralized by single-family mortgage loans with unpaid principal balances of $24,194 as of March 31, 2010 compared to $24,563 as of December 31, 2009.  As of March 31, 2010, this class shares additional collateralization of $6,555 with the other class within the same series that the Company retained.  This is a variable rate bond which pays interest based on one-month LIBOR plus 0.30%.

The second series of bonds is fixed-rate with a principal amount of $115,141 as of March 31, 2010 compared to $121,168 as of December 31, 2009, and is collateralized by commercial mortgage loans, including defeased loans, with unpaid principal balances of $136,012 as of March 31, 2010 compared to $142,039 as of December 31, 2009.

The third series of bonds is also fixed-rate with a principal amount of $15,000 as of March 31, 2010 and is collateralized by CMBS with a fair value of $15,983.  This series represents the portion of a securitization bond the Company sold in December 2009 as part of the re-securitization of CMBS the Company completed in December 2009.  Subsequently, amendments to ASC Topic 860 became effective which resulted in the Company consolidating the trust that issued the bond pursuant to ASC Topic 810 as of January 1, 2010.  This securitization transaction and amendments to ASC Topics 810 and 860 are discussed further in Note 1.

The components of securitization financing along with certain other information as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31, 2010		December 31, 2009
	Bonds Outstanding	Range of Interest Rates	Bonds Outstanding	Range of Interest Rates
Fixed rate classes	$130,141	6.2 – 7.2%	$121,168	6.7% - 7.2%
Variable rate class	23,484	0.5%	23,852	0.5%
Unamortized net bond premium and deferred costs	(2,789)		(1,939)
	$150,836		$143,081

Weighted average coupon	5.9%		5.9%
Range of stated maturities	2016 – 2027		2024 – 2027
Estimated weighted average life	3.4 years		3.0 years

The additional $15,000 of bonds which the Company now consolidates as a result of the amendments to ASC Topic 860 has a weighted average life of 5.6 years which increased the overall estimated weighted average life for securitization financing from 3.0 years as of December 31, 2009 to 3.4 years as of March 31, 2010.

The Company has redeemed securitization bonds in the past, and in certain instances, the Company may decide to keep the bond outstanding, which enables it to more easily finance the redeemed bond.  The Company currently has two bonds from different trusts that it had previously redeemed and is currently financing using repurchase agreements.  One of these bonds has a par value of $8,243 as of March 31, 2010 and is financed with a repurchase agreement with a balance of $5,873 as of March 31, 2010.  This bond is rated ‘AAA’ and is collateralized by commercial mortgage loans with a guaranty of payment by Fannie Mae.  The other bond the Company redeemed has a par value of $29,105 as of March 31, 2010 and is also rated ‘AAA’  The second bond is collateralized by single-family mortgage loans and is pledged as collateral to support repurchase agreement borrowings of $22,564 as of March 31, 2010.  These bonds are legally outstanding but are eliminated because the issuing trust is already included in the Company’s consolidated financial statements.

NOTE 10 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company utilizes fair value measurements at various levels within the hierarchy established by ASC Topic 820 for certain of its assets and liabilities.  The three levels of valuation hierarchy established by ASC Topic 820 are as follows:

•	Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•
Level 2 – Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.  The Company’s fair valued assets and liabilities that are generally included in this category are Agency MBS, which are valued based on the average of multiple dealer quotes that are active in the Agency MBS market, and its derivatives.

•
Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.  Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Generally, the Company’s assets and liabilities carried at fair value and included in this category are non-Agency securities and delinquent property tax receivables.

The following table presents the fair value of the Company’s assets and liabilities as of March 31, 2010, segregated by the hierarchy level of the fair value estimate:

		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3
Assets:
Agency MBS	$558,935	$–	$558,935	$–
Non-Agency securities
RMBS	5,131	–	–	5,131
CMBS	183,606	–	61,583	122,023
Other	132	–	–	132
Total assets carried at fair value	$747,804	$–	$620,518	$127,286

Liabilities:
Derivative liabilities	187	–	187	–
Total liabilities carried at fair value	$187	$–	$187	$–

Non-Agency RMBS and certain CMBS are comprised of securities for which there are not substantially similar securities that trade frequently.  As such, the Company determines the fair value those securities by discounting the estimated future cash flows derived from pricing models using assumptions that are confirmed to the extent possible by third party dealers or other pricing indicators.  Significant inputs into the pricing models are Level 3 in nature due to the lack of readily available market quotes and utilize information such as the security’s coupon rate, estimated prepayment speeds, expected weighted average life, collateral composition, estimated future interest rates, expected losses, and credit enhancement, as well as certain other relevant information.  The following tables present the beginning and ending balances of the Level 3 fair value estimates for the three months ended March 31, 2010 and March 31, 2009:

	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets
Balance as of December 31, 2009	$103,203	$5,907	$131	$109,241
Cumulative effect of adoption of new accounting principle	14,924	–	–	14,924
Balance as of January 1, 2010	118,127	5,907	131	124,165
Total realized and unrealized gains (losses):
Included in the statement of operations	–	–	–	–
Included in other comprehensive income	6,890	(16)	–	6,874
Purchases, sales, issuances and other settlements, net	(2,994)	(760)	1	(3,753)
Transfers in and/or out of Level 3	–	–	–	–
Balance as of March 31, 2010	$122,023	$5,131	$132	$127,286

	Level 3 Fair Values
	Non-Agency CMBS	Non-Agency RMBS	Other	Total assets	Obligation under payment agreement
Balance as of December 31, 2008	$–	$6,259	$211	$6,470	$(8,534)
Total realized and unrealized gains (losses):
Included in the statement of operations	–	–	1	1	563
Included in other comprehensive income	–	(760)	6	(754)	–
Purchases, sales, issuances and other settlements, net	–	571	(50)	521	–
Transfers in and/or out of Level 3	–	–	–	–	–
Balance as of March 31, 2009	$–	$6,070	$168	$6,238	$(7,971)

The following table presents the recorded basis and estimated fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Recorded Basis	Fair Value	Recorded Basis	Fair Value
Assets:
Agency MBS	$558,935	$558,935	$594,120	$594,120
Non-Agency CMBS	183,606	183,606	103,203	103,203
Non-Agency RMBS	5,131	5,131	5,907	5,907
Securitized mortgage loans, net	204,609	181,289	212,471	186,547
Other investments	2,156	2,263	2,280	2,079
Derivative assets	–	–	1,008	1,008

Liabilities:
Repurchase agreements	602,451	602,451	638,329	638,329
Non-recourse collateralized financing	201,506	194,326	143,081	132,234
Derivative liabilities	187	187	–	–

There were no assets or liabilities which were measured at fair value on a non-recurring basis as of March 31, 2010 or December 31, 2009.

The following table presents certain information for Agency MBS and non-Agency securities that were in an unrealized loss position as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Unrealized loss position for:
Less than one year:
Agency MBS	$73,282	$215	$73,288	$302
Non-Agency CMBS	65,672	216	92,438	4,145
One year or more:
Non-Agency RMBS	3,689	885	4,087	971
	$142,643	$1,316	$169,813	$5,418

The Company reviews the estimated future cash flows for its non-Agency securities to determine whether there have been adverse changes in the cash flows that necessitate recognition of other-than-temporary impairment amounts.  Approximately $65,190 of the non-Agency securities in an unrealized loss position as of March 31, 2010 are investment grade MBS collateralized by mortgage loans that were originated during or prior to 1999.  Based on the credit rating of these MBS and the seasoning of the mortgage loans collateralizing these securities, the impairment of these MBS is not determined to be other-than-temporary as of March 31, 2010.

The estimated cash flows of the remaining $4,171 of non-Agency securities were reviewed based on the performance of the underlying mortgage loans collateralizing the MBS as well as projected loss and prepayment rates.  Based on that review, management did not determine any adverse changes in the timing or amount of estimated cash flows that necessitate recognition of other-than-temporary impairment amounts as of March 31, 2010.

NOTE 11 – PREFERRED AND COMMON STOCK

The Company initiated a controlled equity offering program (“CEOP”) on March 16, 2009 by filing a prospectus supplement under its shelf registration statement filed in 2008.  The CEOP allows the Company to offer and sell through Cantor Fitzgerald & Co., as its agent, up to 3,000,000 shares of its common stock in negotiated transactions or transactions that are deemed to be “at the market offerings”, as defined in Rule 415 under the 1933 Act, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange.  For the three months ended March 31, 2010, the Company sold 1,070,100 shares of its common stock through the CEOP at an average price of $9.03 per share, for which it received proceeds of $9,453, net of broker sales commissions.  As of March 31, 2010, there are 180,650 shares of the Company’s common stock available for offer and sale under the CEOP.

The Company also issued shares under its 2009 Stock and Incentive Plan for a portion of management’s 2009 performance bonus as well as for its Chief Executive Officer’s 2010 salary through March 31, 2010.

The following table presents a summary of the changes in the number of preferred and common shares outstanding for the three months ended March 31, 2010:

	Preferred Stock Series D	Common Stock
January 1, 2010	4,221,539	13,931,512
Common stock issued under CEOP	-	1,070,100
Common stock issued under 2009 Stock and Incentive Plan	-	36,190
March 31, 2010	4,221,539	15,037,802

On March 17, 2010, the Company declared preferred and common dividends of $0.2375 and $0.23, respectively, to be paid on April 30, 2010 to shareholders of record on March 31, 2010.

NOTE 12 – EMPLOYEE BENEFITS

Stock Incentive Plan

Pursuant to the Company’s 2009 Stock and Incentive Plan, the Company may grant to eligible employees, directors or consultants or advisors to the Company stock based compensation, including stock options, stock appreciation rights (“SARs”), stock awards, dividend equivalent rights, performance shares, and stock units.  Of the 2,500,000 shares of common stock authorized for issuance under this plan, 2,453,810 shares remain available as of March 31, 2010.  Although the Company is no longer issuing stock based compensation under its 2004 Stock Incentive Plan, there are stock options, SARs, and restricted stock still outstanding (and exercisable if vested) as of March 31, 2010.

As required by ASC Topic 718, stock options which may be settled only in shares of common stock have been treated as equity awards with their fair value measured at the grant date, and SARs that may be settled only in cash have been treated as liability awards with their fair value measured at the grant date and remeasured at the end of each reporting period.  The fair value of SARs was estimated as of March 31, 2010 and December 31, 2009 using the Black-Scholes option valuation model based upon the assumptions in the table below.

	March 31, 2010	December 31, 2009
Expected volatility	19.9%-28.1%	25.4%-30.9%
Weighted-average volatility	24.3%	29.4%
Expected dividends	10.1%	10.4%
Expected term (in months)	16	18
Weighted-average risk-free rate	1.61%	1.87%
Range of risk-free rates	1.07%-2.32%	1.44%-2.42%

The following table presents a rollforward of the SARs activity for the following periods:

	Three Months Ended March 31,
	2010		2009
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
SARs outstanding at beginning of period	278,146	$7.27	278,146	$7.27
SARs granted	–	–	–	–
SARs forfeited	–	–	–	–
SARs exercised	–	–	–	–
SARs outstanding at end of period	278,146	$7.27	278,146	$7.27

The weighted average remaining contractual term on the SARs outstanding as of March 31, 2010 is 31 months.  There are 258,146 SARs vested and exercisable at a weighted average price of $7.29 as of March 31, 2010, of which 38,750 vested during the three months ended March 31, 2010.  As of March 31, 2009, 219,396 of the SARS outstanding at that time were vested and exercisable at a weighted average price of $7.37, of which 69,536 vested during the three months ended March 31, 2009.

The following table presents a rollforward of the stock option activity for the following periods:

	Three Months Ended March 31,
	2010		2009
	Number of Shares	Weighted-Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Options outstanding at beginning of period	95,000	$8.59	110,000	$8.55
Options granted	–	–	–	–
Options forfeited	–	–	–	–
Options exercised	–	–	–	–
Options outstanding at end of period (all vested and exercisable)	95,000	$8.59	110,000	$8.55

The following table presents a rollforward of the restricted stock activity for the following periods:

	Three Months Ended March 31,
	2010	2009
Restricted stock at beginning of period	32,500	30,000
Restricted stock granted	–	–
Restricted stock forfeited	–	–
Restricted stock vested	(7,500)	(7,500)
Restricted stock outstanding at end of period	25,000	22,500

The Company recognized stock based compensation expense of $59 and $67 for the three months ended March 31, 2010 and March 31, 2009, respectively.  The total remaining compensation cost related to non-vested awards was $31 as of March 31, 2010 and will be recognized as the awards vest.

Employee Savings Plan

The Company provides an Employee Savings Plan under Section 401(k) of the Code.  The Employee Savings Plan allows eligible employees to defer up to 25% of their income on a pretax basis.  The Company matches the employees’ contribution, up to 6% of the employees’ eligible compensation.  The Company may also make discretionary contributions based on the profitability of the Company.  The total expense related to the Company’s matching and discretionary contributions for the three months ended March 31, 2010 and March 31, 2009 was $59 and $39, respectively.  The Company does not provide post-employment or post-retirement benefits to its employees.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries may be involved in certain litigation matters arising in the ordinary course of business.  Although the ultimate outcome of these matters cannot be ascertained at this time, and the results of legal proceedings cannot be predicted with certainty, the Company believes, based on current knowledge, that the resolution of these matters arising in the ordinary course of business will not have a material adverse effect on the Company’s consolidated balance sheet, but could have affect its consolidated results of operations in a given period.  Information on litigation arising out of the ordinary course of business is described below.

One of the Company’s subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit (“Pentlong”) filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the "Court of Common Pleas").  Between 1995 and 1997, GLS purchased delinquent county property tax receivables for properties located in Allegheny County.  In its initial pleadings, the Pentlong plaintiffs alleged that GLS did not have the right to recover from delinquent taxpayers certain attorney fees, lien docketing, revival, assignment and satisfaction costs, and expenses associated with the original purchase transaction, and interest, in the collection of the property tax receivables.  During the course of the litigation, the Pennsylvania State Legislature enacted Act 20 of 2003, which cured many deficiencies in the Pennsylvania Municipal Claims and Tax Lien Act at issue in the Pentlong case, including confirming GLS’ right to collect attorney fees from delinquent taxpayers retroactive back to the date when GLS first purchased the delinquent tax receivables.

In August 2009, based on the provisions of Act 20, GLS filed a Motion for Summary Judgment and supporting Brief in the Court of Common Pleas seeking dismissal of the Plaintiffs’ remaining claims regarding GLS’ right to collect reasonable attorneys fees from the named plaintiffs and purported class members; namely, its right to collect lien docketing, revival, assignment and satisfaction costs from delinquent taxpayers; and its practice of charging interest on the first of each month for the entire month.  Subsequently the plaintiffs abandoned their claims with respect to lien docketing and satisfaction costs and the issue of interest.  On April 2, 2010, the Court of Common Pleas granted GLS’ motion for summary judgment with respect to its right to charge attorney fees and interest in the collection of the receivables, removing these claims from plaintiffs’ case.  While the Court indicated at that time that it lacked sufficient information to rule on the remaining aspects of the motion related to the reasonableness of attorney fees and lien costs, during a status conference between the parties and the judge on April 13, 2010, the judge invited GLS to renew its motion for summary judgment on the issue of GLS’ right to recover lien assignment and revival costs from delinquent taxpayers.

With relation to the claim regarding the reasonableness of attorney fees recovered by GLS, no motion is currently pending.  However, GLS plans to seek decertification of the class once the lien cost issue is decided by the court because GLS believes the class action vehicle will no longer be appropriate if the only issue before the court is a challenge to the reasonableness of attorneys fees charged in each individual case.

Plaintiffs have not enumerated their damages in this matter.

Dynex Capital, Inc. and Dynex Commercial, Inc. (“DCI”), a former affiliate of the Company and now known as DCI Commercial, Inc., are appellees (or respondents) in the Supreme Court of Texas related to the matter of Basic Capital Management, Inc. et al.  (collectively, “BCM” or the “Plaintiffs”) versus DCI et al.  The appeal seeks to overturn the trial court’s judgment, and subsequent affirmation by the Fifth Court of Appeals at Dallas, in our and DCI’s favor which denied recovery to Plaintiffs.  Specifically, Plaintiffs are seeking reversal of the trial court’s judgment and sought rendition of judgment against us for alleged breach of loan agreements for tenant improvements in the amount of $253,000.  They also seek reversal of the trial court’s judgment and rendition of judgment against DCI in favor of BCM under two mutually exclusive damage models, for $2,200 and $25,600, respectively, related to the alleged breach by DCI of a $160,000 “master” loan commitment.  Plaintiffs also seek reversal and rendition of a judgment in their favor for attorneys’ fees in the amount of $2,100.  Alternatively, Plaintiffs seek a new trial.  Even if Plaintiffs were to be successful on appeal, DCI is a former affiliate of the Company, and therefore management does not believe that it would be obligated for any amounts awarded to the Plaintiffs as a result of the actions of DCI.  There have been no further material developments in this case through March 31, 2010.

Dynex Capital, Inc., MERIT Securities Corporation, a subsidiary (“MERIT”), and the former president and current Chief Operating Officer and Chief Financial Officer of Dynex Capital, Inc., (together, “Defendants”) are defendants in a putative class action alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund (“Teamsters”).  The complaint was filed on February 7, 2005, and purports to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds (“Bonds”), which are collateralized by manufactured housing loans.  After a series of rulings by the District Court and an appeal by us and MERIT, on February 22, 2008 the United States Court of Appeals for the Second Circuit dismissed the litigation against us and MERIT.  Teamsters filed an amended complaint on August 6, 2008 with the District Court which essentially restated the same allegations as the original complaint and added our former president and our current Chief Operating Officer as defendants.  Teamsters seeks unspecified damages and alleges, among other things, fraud and misrepresentations in connection with the issuance of and subsequent reporting related to the Bonds.  On October 19, 2009, the District Court substantially denied the

 Defendants’ motion to dismiss the Teamsters’ second amended complaint.  On December 11, 2009, the Defendants filed an answer to the second amended complaint.  The Company has evaluated the allegations made in the complaint and believes them to be without merit and intends to vigorously defend itself against them.  There have been no further material developments in this case through March 31, 2010.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income as of March 31, 2010 and December 31, 2009 is comprised of the following items:

	March 31, 2010	December 31, 2009
Available for sale investments:
Unrealized gains	$15,606	$14,472
Unrealized losses	(1,317)	(5,419)
	14,289	9,053
Hedging instruments:
Unrealized gains	–	1,008
Unrealized losses	(177)	–
	(177)	1,008

Accumulated other comprehensive income	$14,112	$10,061

Due to the Company’s REIT status, the items comprising other comprehensive income do not have related tax effects.

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated events and circumstances occurring as of and through the date this Quarterly Report on Form 10-Q was filed with the SEC and made available to the public, and has determined that there have been no significant events or circumstances that provide additional evidence about conditions of the Company that existed as of March 31, 2010, or that qualify as “recognized subsequent events” as defined by ASC Topic 855.

Management has determined that the following events, which occurred subsequent to March 31, 2010 and before the filing of this Quarterly Report on Form 10-Q, qualify as “nonrecognized subsequent events” as defined by ASC Topic 855:

The Company has issued an additional 70,940 common shares since March 31, 2010 through its CEOP and 2009 Stock and Incentive Plan.  In addition, 10,000 stock options issued under its 2004 Stock Incentive Plan were exercised subsequent to March 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and our audited Annual Report on Form 10-K for the year ended December 31, 2009.  In addition to current and historical information, the following discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future business, financial condition or results of operations. For a description of certain factors that may have a significant impact on our future business, financial condition or results of operations, see “Forward-Looking Statements” at the end of this discussion and analysis.

EXECUTIVE OVERVIEW

We are a real estate investment trust, or REIT, which invests in mortgage-backed securities (“MBS”) and loans on a leveraged basis.  As of March 31, 2010, we have total investments of approximately $954.4 million.

Our objective as a Company is to provide attractive risk-adjusted returns to our shareholders over the long term through dividends paid and through capital appreciation.  Our strategy consists of investments in MBS, including Agency and non-Agency securities, and in securitized mortgage loans.  As of March 31, 2010, our investment portfolio consisted of $558.9 million in Agency MBS, $188.7 million in non-Agency MBS, and $204.6 million in securitized mortgage loans.  Our Agency and non-Agency MBS are recorded on our consolidated balance sheets at their fair value, and our securitized mortgage loans are recorded on our consolidated balance sheets at amortized cost.

Agency MBS are securities issued or guaranteed by a federally chartered corporation, such as Federal National Mortgage Corporation (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. government, such as Government National Mortgage Association (“Ginnie Mae”).  The majority of our Agency MBS are collateralized by residential mortgage loans, which generally have a variable interest rate, while a minor portion of our Agency MBS are collateralized by commercial mortgage loans, which generally have a fixed interest rate.

With respect to our investment in Agency MBS, we principally invest in Hybrid Agency ARMs, Agency ARMs, and fixed-rate Agency MBS.  Hybrid Agency ARMs are RMBS collateralized by hybrid adjustable-rate mortgage loans, which have a fixed-rate of interest for a specified period (typically three to ten years) and which then reset their interest rates at least annually to an increment over a specified interest rate index.  Hybrid Agency ARMs that are within twelve months of the end of their fixed-rate periods are classified within Agency ARMs.  Agency ARMs are RMBS collateralized by adjustable rate mortgage loans that have interest rates that generally will adjust at least annually to an increment over a specified interest rate index.  In an attempt to minimize our exposure to increases in interest rates, we have focused on shorter-duration ARMs.  As of March 31, 2010, our Agency MBS were collateralized by approximately $253.9 million in Hybrid Agency ARMs, $302.1 million in Agency ARMs, and $2.9 million in fixed rate Agency MBS.

With respect to our investment in non-Agency securities, we principally invest in higher quality, fixed-rate securities.  As of March 31, 2010, $183.6 million of our non-Agency securities are CMBS, of which $179.5 million is ‘AAA’-rated or guaranteed by Fannie Mae or Freddie Mac.

We employ leverage in order to increase the overall yield on our invested capital.  Our primary source of income is net interest income, which is the excess of the interest income earned on our investments over the cost of financing these investments.  Although our intention is generally to hold our investments on a long-term basis, we may occasionally sell investments prior to their maturity.

We finance our investments through a combination of short-term repurchase agreements, securitization financing, and equity capital.  In the first quarter of 2010 we financed $60.8 million in CMBS with $50.8 million in financing provided by the Federal Reserve Bank of New York pursuant to its Term Asset-Backed Securities Loan Facility (“TALF”) program.  Similar to securitization financing, TALF financing is also non-recourse to the Company.  The TALF program will be discontinued by the New York Federal Reserve in the second quarter of 2010, and we do not anticipate financing any additional investments through the TALF.

As a REIT, we are required to distribute to our shareholders as dividends on our preferred and common stock at least 90% of our taxable income, which is our income as calculated for income tax purposes after consideration of our tax net operating loss carryforwards (“NOLs”), which had a balance of approximately $156.7 million as of December 31, 2008.  We anticipate utilizing approximately $7.5 million of the NOL carryforward to offset our 2009 taxable income, but this amount is subject to change as we complete our 2009 tax return.  Provided that we do not experience an ownership shift as defined under Section 382 of the Internal Revenue Code (“Code”), we may utilize the NOLs to offset portions of our distribution requirements for our REIT taxable income with certain limitations.  If we do incur an ownership shift under Section 382 of the Code, then the use of the NOLs to offset REIT distribution requirements may be limited.

Market Conditions

The volatility experienced in the credit markets over the last several years resulted in extraordinary and often coordinated measures by global central banks and governments to increase the liquidity in and provide stability to the credit markets.  Some of these activities included participation by central banks and governments in markets in which they would not normally participate. For example, among other programs, the U.S. Treasury Department (“Treasury”) and the Federal Reserve initiated programs to purchase Agency MBS, principally fixed-rate Agency RMBS, in the open market pursuant to a congressional grant of authority.  In addition, the New York Federal Reserve initiated financing programs, for certain types of securities such as the TALF, in order to provide liquidity to the credit markets.  The Federal Reserve also lowered the targeted Federal Funds rate seven times in 2008 from 4.25% to its current 0.25%.  Active participation by governmental entities in the markets appears to have been effective, resulting in generally more liquid and less volatile markets.  A side effect of this participation has been an increase in related asset prices with a corresponding decrease in their yields.

Over the last year, credit markets have begun to function more normally, and the Treasury and the Federal Reserve have begun to withdraw from participation in private markets.  During the first quarter of 2010, the Federal Reserve discontinued purchasing Agency RMBS and discontinued the TALF program for certain investments.  In addition, the Federal Reserve and Treasury have been openly discussing options for withdrawing liquidity from the credit markets, including selling Agency RMBS, engaging in reverse repurchase agreement transactions, and raising the Federal Funds target rate.  The ultimate impact on the markets of the withdrawal of governmental support and/or higher interest rates is uncertain.  Market reactions to such withdrawal could be severe, or alternatively, the withdrawal of government support could result in investment opportunities as asset prices decline and yields increase.

In addition, as economic activity improves, the Federal Reserve may also decide to increase the targeted Federal Funds rate.  Such an increase will have an impact on our funding costs because our repurchase agreement financing is based on LIBOR, which typically closely tracks the Federal Funds rate.

In the first quarter of 2010, both Fannie Mae and Freddie Mac announced delinquent loan buyout operations pursuant to which 120+ day delinquent loans would be purchased out of existing MBS pools.  Freddie Mac completed its buy-outs in March 2010, and Fannie Mae will begin its buy-out activity in April and is expected to conclude its buy-outs in July 2010.  Delinquent loan buy-outs by Fannie Mae and Freddie Mac result in prepayments of our Agency MBS, which increase premium amortization and reduce the interest income we earn on these securities.

At March 31, 2010, Fannie Mae MBS represented 68.6% of the fair value of our Agency MBS portfolio.  Our first quarter results reflect the actual impact of the Freddie Mac delinquent loan buy-outs and the anticipated impact of the Fannie Mae buy-outs.  To the extent the Fannie Mae buy-outs exceed our expectations in the second quarter, our premium amortization would increase during that quarter, which would reduce our net interest income, and our interest-earning assets would decrease.  In addition, because returns available on Agency MBS today are generally lower than the returns in our current Agency MBS investment portfolio, reinvestment of amounts received from pay-downs on our existing portfolio may be at lower yields than the yield on our current portfolio, which could negatively impact our net interest income. Based on the composition of our Agency MBS portfolio and information published by Fannie Mae regarding its delinquent loan buy-outs, we currently expect prepayments on our Fannie Mae Agency MBS to approximate $60 million for the second quarter.  These are only estimates and will be greatly impacted by Fannie Mae’s actual buy-out activity.  We do not anticipate a meaningful change in our net interest income for the second quarter of 2010 if Fannie Mae’s second quarter prepayments are in-line with our estimate.

During the first quarter we continued to benefit from the exceptionally low Federal Funds rate and steep yield curve.  Our net interest spread for the quarter was 2.96% versus 2.78% for the same period last year.  Funding for Agency MBS and non-Agency securities has continued to improve since year end.  We added $79.6 million (net) in non-Agency securities (including changes in the net unrealized gains on those securities), which were financed primarily with TALF financing as discussed above.  Our Agency MBS shrank $35.2 million (net) over the quarter as we experienced higher prepayments from delinquent loan buy-outs by Freddie Mac during the quarter, and we reinvested available proceeds in non-Agency securities, principally CMBS.

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

Our accounting policies require significant management estimates, judgments or assumptions and are considered critical to our results of operations or financial position relate to consolidation of subsidiaries, securitization, fair value measurements, impairments, allowance for loan losses and amortization of premiums/discounts on Agency MBS.  Our critical accounting policies are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and in Note 1 to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  There have been no changes in our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, except as discussed in Note 1 to Unaudited Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

FINANCIAL CONDITION

The following discussion addresses our balance sheet items that had significant activity during the past quarter and should be read in conjunction with the Condensed Notes to Unaudited Consolidated Financial Statements contained within Item 1 of Part I to this Quarterly Report on Form 10-Q.

Agency MBS

Our Agency MBS investments, which are classified as available-for-sale and carried at fair value, are comprised as follows:

(amounts in thousands)	March 31, 2010	December 31, 2009
Agency MBS:
Hybrid ARMs	$236,963	$293,428
ARMs	298,886	297,002
	535,849	590,430
Fixed-rate	2,959	131
	538,808	590,561
Principal receivable	20,127	3,559
	$558,935	$594,120

During the first quarter of 2010, we purchased approximately $7.4 million of Agency MBS.  The weighted average price on our Agency MBS decreased to 104.0 as of March 31, 2010 from 104.2 as of December 31, 2009.  We received $56.3 million of principal on the securities during the three-month period ended March 31, 2010.

As of March 31, 2010, our portfolio of Agency MBS included net unamortized premiums of $12.0 million, or 2.3% of the par value of the securities, compared to net unamortized premiums of $12.9 million, or 2.3% of the par value of the securities, as of December 31, 2009.

The average quarterly constant prepayment rate (“CPR”) realized on our Agency MBS portfolio was 28.6% for the first quarter of 2010 compared to 14.8% for the comparable period of 2009.  The increase in CPR is primarily related to the buyout of mortgage loans delinquent by more than 120 days by Freddie Mac during the first quarter of 2010, which are discussed further in “Liquidity and Capital Resources”.

Securitized Mortgage Loans, Net

Securitized mortgage loans are comprised of loans secured by first deeds of trust on single-family residential and commercial properties.  Our net basis in these loans at amortized cost, which includes discounts, premiums, deferred costs, and allowance for loan losses, is presented in the following table by the type of property collateralizing the loan.

(amounts in thousands)	March 31, 2010	December 31, 2009
Securitized mortgage loans, net:
Commercial	$144,029	$150,371
Single-family	60,580	62,100
	$204,609	$212,471

Our securitized commercial mortgage loans are pledged to two securitization trusts, which were issued in 1993 and 1997, and have outstanding principal balances, including defeased loans, of $12.9 million and $136.0 million, respectively, as of March 31, 2010 compared to $13.1 million and $142.0 million, respectively, as of December 31, 2009.  The decrease in the balance of these mortgage loans from December 31, 2009 to March 31, 2010 was primarily related to principal payments, net of amounts received on defeased loans, of $6.5 million.  We provided approximately $0.2 million for estimated losses on these commercial mortgage loans as a result of an increase in estimated losses on the commercial loan portfolio.

Our securitized single-family mortgage loans are pledged to a securitization trust established in 2002 using loans that were principally originated between 1992 and 1997.  The decrease in the balance of these mortgage loans from December 31, 2009 to March 31, 2010 is primarily related to principal payments on the loans of $1.5 million, $0.6 million of which was unscheduled.  These loans are comprised of approximately 88% ARMs, 60% of which are based on six-month LIBOR with the remaining 12% being fixed rate loans.  These loans have a loan to original appraised value of approximately 50.4%, based on the unpaid principal balance as of March 31, 2010.  In addition, approximately 32.5% of the loans are covered by pool insurance.  The portfolio experienced a decrease in the percentage of single-family mortgage loans more than 60 days delinquent from 6.8% as of December 31, 2009 to 6.2% as of March 31, 2010, and the loans continue to perform well with no losses being realized on the investment for the three months ended March 31, 2010.  After considering the seasoning of these loans, pool insurance, and other credit support, we did not provide for any additional reserves for estimated losses on the single-family mortgage loans during the three months ended March 31, 2010.

Non-Agency Securities

Our non-Agency securities, which are classified as available-for-sale and carried at fair value, are comprised as follows:

(amounts in thousands)	March 31, 2010	December 31, 2009
Non-Agency securities:
CMBS	$183,606	$103,203
RMBS	5,131	5,907
	$188,737	$109,110

The increase in non-Agency CMBS since December 31, 2009 is primarily due to our purchase of approximately $93.1 million in CMBS during the three months ended March 31, 2010, offset by sales of $31.3 million during that same period, on which we recognized a gain of $0.1 million, and principal payments of $2.9 million.  The net unrealized gain on our non-Agency CMBS also increased $6.7 million during the three months ended March 31, 2010.

In addition, non-Agency securities increased $14.9 million as a result of the adoption of the amendments to ASC Topic 860 effective January 1, 2010, which required us to consolidate the assets and liabilities of a securitization trust.  Further information regarding these amendments is discussed in Note 1 of the Condensed Notes to Unaudited Consolidated Financial Statements contained herein.

Repurchase Agreements

The following table presents our repurchase agreement borrowings and the fair value of the investments collateralizing those borrowing by collateral type.

	March 31, 2010		December 31, 2009
(amounts in thousands)	Repurchase agreement	Estimated fair value of collateral	Repurchase agreement	Estimated fair value of collateral
Collateral type:
Agency MBS	$490,754	$539,276	$540,586	$575,386
Non-Agency securities - CMBS	80,077	94,665	73,338	82,770
Non-Agency securities - RMBS	3,183	3,279	─	─
Securitization financing bonds (1)	28,437	33,394	24,405	34,431
	$602,451	$670,614	$638,329	$692,587

(1)
The securities collateralizing these repurchase agreements are two securitization financing bonds, which were issued by trusts that we consolidate and which were redeemed by us. These securities remain outstanding, but because we consolidate the trusts that issued these bonds, they are eliminated in our consolidated financial statements.

Repurchase agreements decreased $35.9 million from December 31, 2009 to March 31, 2010 primarily due to net repayments of $35.9 million.  Additionally, we utilized TALF to purchase CMBS during the three months ended March 31, 2010 in lieu of additional repurchase agreement borrowings.

Our repurchase agreements generally have original maturities of thirty to ninety days and bear interest at a spread to LIBOR.  As of March 31, 2010 and December 31, 2009, our repurchase agreements had the following weighted average maturities and interest rates:

	March 31, 2010		December 31, 2009
(amounts in thousands)	Weighted average original maturity (in days)	Interest rate	Weighted average original maturity (in days)	Interest rate
Collateral type:
Agency MBS	60	0.26%	64	0.60%
Non-Agency securities - CMBS	32	1.52%	33	1.73%
Non-Agency securities - RMBS	32	1.75%	─	─
Securitization financing bonds	32	1.64%	33	1.59%

Non-Recourse Collateralized Financing

Non-recourse collateralized financing consists of securitization financing and TALF. The balances in the table below include unpaid principal, premiums, discounts, and deferred costs.

(amounts in thousands)	March 31, 2010	December 31, 2009
TALF:
Fixed, secured by CMBS	$50,670	$	─
Securitization financing bonds:
Fixed, secured by commercial mortgage loans	127,814		119,713
Variable, secured by single-family mortgage loans	23,022		23,368
	$201,506		$143,081

During the three months ended March 31, 2010, we utilized available financing provided by the New York Federal Reserve Bank through its TALF program to purchase CMBS with a par value of $60.8 million and a fair value as of March 31, 2010 of $61.6 million.

The increase in fixed-rate securitization financing was primarily related to the $14.9 million added to our balance sheet as a result of the adoption of ASU No. 2009-16 and 17 as discussed in Note 1 of the Condensed Notes to Unaudited Consolidated Financial Statements contained herein.  This increase was partially offset by principal payments on the securitization bonds of $6.0 million and bond premium and deferred cost amortization of approximately $0.3 million during the three months ended March 31, 2010.

Our securitized single-family mortgage loans are financed by a variable-rate securitization financing bond issued pursuant to a single indenture.  The balance decreased $0.3 million from December 31, 2009 to March 31, 2010 due to principal payments on the bonds of $0.3 million, net of discount amortization.

Shareholders’ Equity

Shareholders’ equity increased due to net income of $5.5 million and other comprehensive income of $4.0 million, as well as a $9.7 million increase for the issuance of 1,106,290 shares of our common stock at an average price of $9.03 (net of issuance costs).  The increase in AOCI was primarily related to an increase in the average price of our non-Agency CMBS to 101.6 as of March 31, 2010 from 96.3 as of December 31, 2009.  This increase in AOCI was offset by a $1.2 million decrease in the fair value of our interest rate swap agreements.  Additionally, increases in shareholders’ equity were offset by dividends declared on our common and preferred stock of $4.5 million.

Supplemental Discussion of Investments

The tables below summarize our investment portfolio by major category as of March 31, 2010 and December 31, 2009 and provide our investment basis, associated financing, net invested capital (which is the difference between our investment basis and the associated financing as reported in our audited consolidated financial statements), and the estimated fair value of the net invested capital as of March 31, 2010.  Net invested capital in the table below represents the approximate allocation of our shareholders’ capital by major investment category.  Because our business model employs the use of leverage, our investment portfolio presented on a gross basis may not reflect the true commitment of our shareholders’ equity capital to a particular investment category, and it may not indicate to our shareholders where our capital is at risk.  We believe this analysis is particularly important when we use financing which is recourse to us such as repurchase agreements.  Our capital allocation decisions are in large part determined based on risk adjusted returns for our capital available in the marketplace.  Such risk-adjusted returns are based on the leveraged return on investment (i.e., return on equity or, alternatively, return on invested capital).  We present the information in the table below to show where our capital is allocated by investment category.  We believe that our shareholders view our actual capital allocations as important in their understanding of the risks in our business and the earnings potential of our business model.

For investments carried at fair value in our consolidated financial statements, the estimated fair value of net invested capital (presented in the last column of the following table) is equal to the basis as presented in the consolidated financial statements less the financing amount associated with that investment.  For investments carried at an amortized cost basis (principally securitized mortgage loans), the estimated fair value of net invested capital is based on the present value of the projected cash flow from the investment, adjusted for the impact and assumed level of future prepayments and credit losses, less the projected principal and interest due on the associated financing.  In general, because of the uniqueness and age of these investments, an active secondary market does not currently exist so management makes assumptions as to market expectations of prepayment speeds, losses and discount rates.  Therefore, if we actually were to have attempted to sell these investments as of March 31, 2010 or as of December 31, 2009, there can be no assurance that the amounts set forth in the tables below could have been realized.  In all cases, we believe that these valuation techniques are consistent with the methodologies used in our fair value disclosures included in Note 10 in the Condensed Notes to Unaudited Consolidated Financial Statements contained herein.

Estimated Fair Value of Net Invested Capital

	March 31, 2010 (amounts in thousands)
Investment	Investment basis	Financing (1)	Net invested capital	Estimated fair value of net invested capital
Agency MBS (2)	$558,935	$490,754	$68,181	$68,181

Securitized mortgage loans: (3)
Single-family mortgage loans – 2002 Trust	60,581	45,587	14,994	9,057
Commercial mortgage loans – 1993 Trust	11,322	5,873	5,449	5,077
Commercial mortgage loans – 1997 Trust	132,706	113,430	19,276	10,252
	204,609	164,890	39,719	24,386

Non-Agency securities (4)
CMBS	183,606	145,130	38,476	37,670
RMBS	5,131	3,183	1,948	1,948
	188,737	148,313	40,424	39,618

Other investments	2,156	─	2,156	2,263

Total	$954,437	$803,957	$150,480	$134,448

(1)	Financing includes repurchase agreements and non-recourse collateralized financing.
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
(4)
Estimated fair values are calculated for certain of its non-Agency securities based upon prices obtained from a third-party pricing service and broker quotes with the remainder calculated as the net present value of expected future cash flows.

The following table summarizes management’s assumptions used in our calculation of estimated fair value of net invested capital as of March 31, 2010 for the securitized mortgage loan portion of our investment portfolio.

	Fair Value Assumptions
Investment type	Approximate year of investment origination or issuance	Weighted-average prepayment speeds(1)	Projected annual losses (2)	Weighted-average discount rate(3)

Single-family mortgage loans – 2002 Trust	1994	15% CPR	0.2%	11%
Commercial mortgage loans – 1993 Trust	1993	0% CPR	0.4%	20%
Commercial mortgage loans – 1997 Trust	1997	0% CPY(4)	1.0%	21%

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

The following table reconciles net invested capital to shareholders’ equity as presented on the Company’s consolidated balance sheets as of March 31, 2010 and December 31, 2009:

(amounts in thousands)	March 31, 2010	December 31, 2009
Net invested capital	$150,480	$136,571
Cash and cash equivalents	30,714	30,173
Derivative (liabilities) assets	(187)	1,008
Accrued interest, net	3,108	3,375
Other assets and liabilities, net	(471)	(2,374)
Shareholders’ equity	$183,644	$168,753

RESULTS OF OPERATIONS

Interest Income – Agency MBS

Interest income on Agency MBS for the three months ended March 31, 2010 is $0.4 million more than for the three months ended March 31, 2009, primarily due to a $148.2 million increase in the average balance of our Agency MBS portfolio to $549.8 million for the three months ended March 31, 2010 from $401.6 million for the three months ended March 31, 2009.  This increase is offset by a 75 basis point decrease in the average yield on Agency MBS to 3.72% for the three months ended March 31, 2010 from 4.47% for the three months ended March 31, 2009.  Our net premium amortization increased $0.7 million to $1.3 million for the three months ended March 31, 2010 compared to $0.6 million for the three months ended March 31, 2009, which also offset the increase in the average balance of our Agency MBS portfolio.  This increase is mostly due to the increased buyouts of mortgage loans delinquent 120 days or more by Fannie Mae and Freddie Mac.

Interest Income – Non-Agency Securities

Interest income on non-Agency securities for the three months ended March 31, 2010 is $2.3 million more than for the three months ended March 31, 2009 due to our purchases of ‘AAA’-rated CMBS.  The average balance of our non-Agency securities portfolio increased $136.2 million to $143.1 million for the three months ended March 31, 2010 from $6.9 million for the three months ended March 31, 2009.  Of the $143.1 million, $136.9 million represents the change in the average balance due to these purchases of CMBS.  Offsetting this increase, the average balance of our non-Agency RMBS decreased $0.7 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

The average yield earned on our non-Agency CMBS for the three months ended March 31, 2010 is 6.92% whereas the average yield earned on our non-Agency RMBS for the same period is 8.51%, which is 72 basis points lower than the average yield earned on our non-Agency RMBS for the three months ended March 31, 2009.  Our non-Agency securities portfolio did not contain any CMBS during the three months ended March 31, 2009.

Interest Income – Securitized Mortgage Loans

The following table summarizes the detail of the interest income earned on securitized mortgage loans.

	Three Months Ended March 31,
	2010			2009
(amounts in thousands)	Interest Income	Net Amortization	Total Interest Income	Interest Income	Net Amortization	Total Interest Income
Securitized mortgage loans:
Commercial	$2,849	$94	$2,943	$3,519	$125	$3,644
Single-family	716	(36)	680	1,063	113	1,176
	$3,565	$58	$3,623	$4,582	$238	$4,820

The majority of the decrease of $0.7 million in interest income on securitized commercial mortgage loans is related to the lower average balance of the commercial mortgage loans outstanding for the three months ended March 31, 2010, which decreased approximately $22.5 million, or 14.9%, compared to the average balance for the three months ended March 31, 2009.  The decrease in the average balance is primarily related to principal payments received of $20.8 million from March 31, 2009 to March 31, 2010, which included both scheduled and unscheduled payments, net of amounts received on defeased loans.  In addition, the net benefit of premium amortization on commercial mortgage loans is 24.8% lower for the three months ended March 31, 2010 compared to the same period for 2009.

The decline of $0.5 million in interest income on securitized single-family mortgage loans is related to the lower average balance of the single family loans outstanding for the three months ended March 31, 2010, which decreased approximately $8.2 million, or 13.3%, compared to the average balance for the three months ended March 31, 2009.  The decrease in the average balance is primarily related to principal payments received of $1.5 from March 31, 2009 to March 31, 2010, which includes unscheduled payments.  Interest income on single-family mortgage loans also declined as a result of an approximately 166 basis point decrease in the average yield on our single-family mortgage loan portfolio to 4.25% for the three months ended March 31, 2010 from 5.91% for the three months ended March 31, 2009.  For a discussion of the reasons for the decrease in average yields, see the section “Average Balances and Effective Interest Rates” below.

Interest Expense – Repurchase Agreements

The following table summarizes the components of interest expense by the type of securities collateralizing the repurchase agreements.

	Three Months Ended March 31,
(amounts in thousands)	2010	2009
Interest expense:
Repurchase agreements collateralized by Agency MBS	$327	$1,021
Repurchase agreements collateralized by CMBS	374	–
Repurchase agreements collateralized by securitization financing bonds	104	43
	805	1,064
Interest expense related to interest rate swap agreements:	458	–
	$1,263	$1,064

The decrease of $0.7 million in interest expense on repurchase agreements collateralized by Agency MBS is primarily related to a 57 basis point decrease in the average rate on the repurchase agreements to 0.55% for the three months ended March 31, 2010 from 1.12% for the three months ended March 31, 2009.  The benefit from the decrease in the average rate of borrowing costs was offset in part by a $142.5 million increase in the average balance of repurchase agreements outstanding for the three months ended March 31, 2010 to $511.5 million from $369.0 million for the three months ended March 31, 2009.

Interest expense on repurchase agreements collateralized by securitization financing bonds increased $0.1 million due to a $19.3 million increase in the average balance outstanding to $26.2 million for the three months ended March 31, 2010 from $6.9 million for the three months ended March 31, 2009.  The average balance increased primarily as a result of entering into an additional repurchase agreement after March 31, 2009 as well as one of the repurchase agreements only being outstanding for part of the first quarter of 2009.  The effect of the increased average balance on interest expense was partially offset by a 91 basis point decrease in the average rate on the repurchase agreements collateralized by securitization bonds to 1.61% for the three months ended March 31, 2010 from 2.52% for the three months ended March 31, 2009.

Interest Expense – Non-recourse Collateralized Borrowings

Interest expense on non-recourse collateralized borrowings is comprised of interest expense related to our securitization financing bonds as well as our TALF borrowings.  The majority of our securitization financing bonds are collateralized by mortgage loans, while CMBS collateralize the remainder of our securitization financing bonds as well as all of our TALF borrowings.  The discussion that follows is segregated by the type of investment collateralizing each financing source.

	Three Months Ended March 31,
	2010			2009
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Collateralized by mortgage loans:
Commercial	$2,417	$(242)	$2,175	$2,983	$(118)	$2,865
Single-family	32	40	72	51	59	110
	$2,449	$(202)	$2,247	$3,034	$(59)	$2,975

The decrease of $0.7 million in interest expense on securitization financing collateralized by commercial mortgage loans is related to a 21.9% decrease in the average balance to $115.7 million for the three months ended March 31, 2010 from $148.1 million for the three months ended March 31, 2009.  We also experienced a $0.1 million increase in our benefit from premium amortization for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The increase in amortization was related to changes in the estimated future cash flows resulting from changes in the commercial real estate and CMBS markets.

Interest expense on securitization financing collateralized by single-family mortgage loans decreased 34.5% primarily due to the decrease in amortization expense of 32.2%.  In addition, the cost of financing decreased to 1.06% for the three months ended March 31, 2010 from 1.36% for the three months ended March 31, 2009, because this financing is variable-rate based on one-month LIBOR, which declined 25 basis points from March 31, 2009 to March 31, 2010.

	Three Months Ended March 31,
	2010			2009
(amounts in thousands)	Interest Expense	Net Amortization	Total Interest Expense	Interest Expense	Net Amortization	Total Interest Expense
Collateralized by CMBS:
Securitization financing	$232	$44	$276	$–	$–	$–
TALF	42	2	44	–	–	–
	$274	$46	$320	$–	$–	$–

During December 2009, we exercised redemption rights and refinanced CMBS through a securitization transaction.  The interest rate on the outstanding securitization financing is fixed at 6.2%.

As previously noted, we financed the purchase of ‘AAA’-rated CMBS using the TALF financing provided by the New York Federal Reserve.  The TALF financing is non-recourse and fixed at a weighted average rate of 2.73% for a period of three years.

Provision for Loan Losses

During the three months ended March 31, 2010, we added approximately $0.4 million of reserves for estimated losses on our securitized mortgage loan portfolio.  Of that total, $0.1 million was provided for estimated losses on our commercial mortgage loans, which include loans delinquent for 30 or more days as of March 31, 2010 with unpaid principal balances of $23.4 million.  We did not provide any additional reserves for our portfolio of securitized single-family mortgage loans during the three months ended March 31, 2010.  The balance of $0.3 million was provided for reserves for estimated losses on a commercial mortgage loan included in other investments, net because the property collateralizing the loan experienced a significant loss of operations during the quarter.

Fair Value Adjustments, Net

Fair value adjustments, net decreased $0.5 million to $0.1 for the three months ended March 31, 2010 from $0.6 for the three months ended March 31, 2009.  The net favorable fair value adjustment realized during the three months ended March 31, 2009 was primarily due to a significant decrease in the fair value of a payment agreement under which we were obligated to a joint venture of which we owned less than 50% during that period.  Subsequently, we have purchased the remaining interests of the joint venture, and as such, the payment agreement has been absolved.

Other Income, net

Other income, net increased $0.6 million during the three months ended March 31, 2010 due to the repayment of two delinquent commercial mortgage loans by a guarantor.

General and Administrative Expenses

The increase of $0.4 million, or approximately 20.5%, in general and administrative expenses is mostly related to increases in salary and other benefits, and certain other legal, accounting and consulting expenses that are not expected to recur during the remainder of 2010.

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

	Three Months Ended March 31,
	2010		2009
(amounts in thousands, except for percentages)	Average Balance(1)(2)	Effective Yield/Rate(3)	Average Balance(1)(2)	Effective Yield/Rate(3)
Agency MBS
Agency MBS	$549,791	3.72%	$401,573	4.47%
Repurchase agreements	511,458	(0.55%)	369,159	(1.12%)
Net interest spread		3.17%		3.35%

Non-Agency Securities
Non-Agency securities	$143,071	6.99%	$6,893	9.23%
Non-recourse collateralized financing	20,574	(6.20%)	–	–
Repurchase agreements	90,640	(2.06%)	–	–
Net interest spread		4.16%		9.23%

Securitized Mortgage Loans
Securitized mortgage loans	$212,465	6.74%	$243,166	7.65%
Non-recourse collateralized financing (4)	138,902	(6.68%)	174,627	(6.80%)
Repurchase agreements	26,170	(1.61%)	6,943	(2.52%)
Net interest spread		0.86%		1.02%

Other investments	$2,226	5.77%	$2,595	8.84%

Total
Interest earning assets	$907,553	4.95%	$654,227	5.72%
Interest bearing liabilities	787,744	(1.99%)	550,729	(2.94%)
Net interest spread		2.96%		2.78%

(1)	Average balances are calculated as a simple average of the daily balances and exclude unrealized gains and losses on available-for-sale securities.
(2)	Average balances exclude funds held by trustees except defeased funds held by trustees.
(3)
Certain income and expense items of a one-time nature are not annualized for the calculation of effective rates.  Examples of such one-time items include retrospective adjustments of discount and premium amortization arising from adjustments of effective interest rates.

(4)	Effective rates are calculated excluding non-interest related securitization financing expenses.

Agency MBS

The 75 basis point decrease in the yield on Agency MBS is primarily the result of the lower yields on our purchases of Agency MBS during 2009 and the first quarter of 2010 as well as the decrease in the average coupon on our existing Agency MBS as some of the securities reset lower.

We continue to use repurchase agreements to finance the acquisition of Agency MBS.  Repurchase agreement borrowing costs decreased 69 basis points from the three months ended March 31, 2009 compared to the three months ended March 31, 2010 primarily because lenders lowered rates as the markets returned to more normal conditions after the turmoil in 2008.

Non-Agency Securities

The yield on non-Agency securities decreased 224 basis points.  The yield of 9.23% for the three months ended March 31, 2009 was related to our investment in non-Agency RMBS, which was issued in 1994.  The yield of 6.99% for the three months ended Mach 31, 2010 is primarily related to our investment in non-Agency CMBS, which had a yield of 6.92% and represented approximately 96% of the average balance of non-Agency securities for the quarter ended March 31, 2010.  Our non-Agency CMBS were acquired during the fourth quarter of 2009 and the first quarter of 2010.

We financed our acquisition of non-Agency CMBS using repurchase agreement financing as well as non-recourse borrowings, including TALF and securitization financing.

Securitized Mortgage Loans

The net interest spread for securitized mortgage loans decreased 16 basis points due to 0.86% for the three months ended March 31, 2010.

The yield on securitized mortgage loans decreased 91 basis points from the three months ended March 31, 2009 to the three months ended March 31, 2010, primarily as a result of a 166 basis point decrease in the average yield on our securitized single-family mortgage loans to 4.25% for the three months ended March 31, 2010 from 5.91% for the three months ended March 31, 2009.  The majority of our single-family mortgage loans (60% as of March 31, 2010) are variable rate based on six-month LIBOR.  As such, they are continually resetting at lower interest rates because six-month LIBOR has decreased 130 basis points from 1.74% as of March 31, 2009 to 0.44% as of March 31, 2010.  Yields on our commercial mortgage loans decreased from 8.36% to 7.76% for the three months ended March 31, 2009 and 2010, respectively.  This decrease can be attributed largely to eight commercial mortgage loans for which interest income accrual has stopped due to the impairment of the loans.

For the three months ended March 31, 2010, the cost of securitization financing decreased 12 basis points from the corresponding period in 2009. The yield on a LIBOR-based variable rate bond collateralized by single-family mortgage loans decreased by 30 basis points from 1.36% for the three months ended March 31, 2009 to 1.06% for the same period in 2010.  Average one-month LIBOR decreased to 0.23% for the three months ended March 31, 2010 from 0.46% for the three months ended March 31, 2009.

The average rate on our repurchase agreements that finance our securitized mortgage loans declined along with LIBOR during the period.  However, the average outstanding balance of these repurchase agreements has increased significantly since the three months ended March 31, 2009 due to the refinancing of the commercial loan portfolio as discussed in the Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We finance our investment activities and operations from a variety of sources, including a mix of collateral-based short-term financing such as repurchase agreements and collateral-based long-term financing such as securitization financing as well as equity capital and net earnings.

As a REIT, we are required to distribute to our shareholders amounts equal to at least 90% of our REIT taxable income for each taxable year.  We generally fund our dividend distributions through our cash flows from operations.  If we make dividend distributions in excess of our operating cash flows during the period, whether for purposes of meeting our REIT distribution requirements or other strategic reasons, those distributions are generally funded either through our existing cash balances or through the return of principal from our investments (either through repayment or sale).  We have the option of utilizing our NOL carryforwards to offset taxable income and reduce our REIT distribution requirements.  This would allow us to retain capital and increase our book value per common share and also increase our liquidity by reducing or eliminating our dividend payout to common shareholders.

During the three months ended March 31, 2010, we acquired approximately $100.4 million of investments, and we received principal payments of approximately $59.3 million and sale proceeds on our investments of approximately $31.4 million.  We generally intend to hold our investments on a long-term basis, but we will occasionally sell securities when market conditions warrant or to manage our interest-rate risks or liquidity needs.

We intend to use any net proceeds received from the issuance of common stock under our CEOP or through other means to acquire additional investments consistent with our investment policy as well as for general corporate purposes, which may include, among other things, repayment of maturing obligations, capital expenditures, and working capital.  During the three months ended March 31, 2010, we sold 1.1 million shares of our common stock at a weighted average price of $9.03 per share for which we received proceeds of $9.5 million, net of $0.2 million commissions paid to our sales agent.  As of March 31, 2010, there are 180,650 shares of our common stock remaining for offer and sale under the CEOP.

Our use of repurchase agreement financing subjects us to liquidity risk driven by fluctuations in market values of the collateral pledged to support the repurchase agreement.  We will attempt to mitigate this risk by limiting the investments that we purchase to those with higher credit quality, and by managing as much as possible certain aspects of the investments, such as potential market value changes from changes in interest rates.  We will also seek to manage our debt-to-equity ratio in order to give us financial flexibility and allow us to better manage through, and possibly take advantage of, periods of market volatility.  Our current operating policies provide that recourse borrowings including repurchase agreements used to finance investments will be in the range of 4 to 9 times to our invested equity capital.  This range is determined annually by the Board of Directors and may be changed from time-to-time reflecting market conditions.  Recently the range was broadened from 5 to 9 times to 4 to 9 times in order to reflect the actual leverage being employed by the Company for its non-Agency securities.  Recently we have seen improving financing conditions in non-Agency securities and more stable pricing of these securities such that the Company may increase its debt-to-equity ratio on such securities in the near future. As of March 31, 2010, our current debt-to-equity ratio for Agency MBS was approximately 8 times our invested equity capital, and our current debt-to-equity ratio for non-Agency securities was approximately 4 times our invested equity capital.  Our current operating policies also limit our overall debt-to-equity ratio to no more than 6 times our invested equity capital.  As of March 31, 2010, our overall debt-to-equity ratio was approximately 4 times our invested equity capital.

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

While repurchase agreement funding currently remains available to us at attractive rates, we are cautious as to the use of repurchase agreements given the state of the global banking system and the overall health of financial institutions.  Our repurchase agreement counterparties are both foreign and domestic institutions and we believe substantially all of these institutions have received some form of assistance from their respective federal government or central bank.  To protect against unforeseen reductions in our borrowing capabilities, we maintain unused capacity under our existing repurchase agreement credit lines with multiple counterparties and an asset “cushion,” comprised of cash and cash equivalents, unpledged Agency MBS and collateral in excess of margin requirements held by our counterparties, to meet potential margin calls.  As of March 31, 2010, we have cash and unpledged Agency MBS of $50.4 million.  In addition to these measures, we continue to manage our debt to equity ratio as discussed above.

As previously noted, securitization financing represents bonds issued that are recourse only to the assets pledged as collateral to support the financing and are not otherwise recourse to us.  As of March 31, 2010, we have $150.8 million of non-recourse securitization financing outstanding, most of which carries a fixed rate of interest.  The maturity of each class of securitization financing is directly affected by the rate of principal prepayments on the related collateral and is not subject to margin call risk.  Each series is also subject to redemption according to specific terms of the respective indentures, generally on the earlier of a specified date or when the remaining balance of the bond equals 35% or less of the original principal balance of the bonds.

In addition, we also have $50.8 million of TALF borrowings which are also non-recourse to us and collateralized by CMBS with a fair value of $61.6 million as of March 31, 2010.  Because the New York Federal Reserve will discontinue its TALF program in the second quarter of 2010, we do not anticipate any additional borrowings under this program at this time.

We believe that we have adequate financial resources to meet our obligations, including margin calls, to fund dividends that we declare, and to fund our operations.  Should the global credit markets become as destabilized as they were in 2008 and early 2009, causing market volatility in prices of investments that we own, particularly Agency MBS, or cause continued weakness in financial institutions, we may be subject to margin calls from fluctuating values of assets pledged to support repurchase agreement financing.  Also, financial institutions may be unable or unwilling to renew such financing depending on the severity of the market volatility.  In such an instance, we may be forced to liquidate investments in potentially unfavorable market conditions.

As previously noted in our 2009 Annual Report on Form 10-K, Fannie Mae and Freddie Mac announced in February 2010 their intentions to buy out delinquent loans that are past due 120 days or more from the pool of Agency MBS issued and guaranteed by them.  We experienced a CPR on our Agency MBS of 28.6% for the three months ended March 31, 2010 compared to CPRs of 17.8% and 14.8% for the fourth and first quarters of 2009, respectively, which is mostly due to these buyouts.  Based on information provided by Fannie Mae and Freddie Mac, we expect this spike in prepayments to continue through August 2010.

The spike in prepayments not only affects our net interest income, as evidenced in our increased net premium amortization of $0.7 million to $1.3 million for the three months ended March 31, 2010 from $0.6 million for the three months ended March 31, 2009, but also affects our liquidity as evidenced by increased margin calls.  Agency MBS have a payment delay feature whereby Fannie Mae and Freddie Mac announce principal payments on Agency MBS but do not remit the actual principal payments and interest for 20 days in the case of Fannie Mae and 40 days in the case of Freddie Mac.  Because Agency MBS are financed with repurchase agreements, the repurchase agreement lender generally makes a margin call for an amount equal to the product of their advance rate on the repurchase agreement and the announced principal payments on the Agency MBS.  This will cause a temporary use of our resources to meet the margin call until we receive the principal payments and interest 20 to 40 days later.  Because of the unique nature of this announcement, whereby Fannie Mae and Freddie Mac are announcing a significant shift in their delinquent loan repurchase activity, the amount of margin calls the Company receives for the period from April through August 2010 is likely to be atypically large.  We believe that we have the resources to meets these margin calls, but our investment activity may be constrained during this period until the principal and interest payments have been received.

Off-Balance Sheet Arrangements. As of March 31, 2010, there have been no material changes to the off-balance sheet arrangements disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations. As of March 31, 2010, there have been no material changes outside the ordinary course of business to the contractual obligations disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

The following ASUs were issued subsequent to March 31, 2010, and do not impact the financial statements included herein.

In April 2010, ASU No. 2010-18 was issued, which amends ASC Topic 310 to provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.  This amendment is effective prospectively for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  Management does not expect this amendment to have a material impact on our future financial condition or results of operations.

Please refer to Note 1 of the Condensed Notes to Unaudited Consolidated Financial Statements for information on other accounting pronouncements recently issued that have a material impact on the financial statements as of and for the three months ended March 31, 2010.  Additional ASUs have been issued that are not discussed in Note 1 because management does not expect those ASUs to have a material impact on our current or future financial condition or results of operations.

FORWARD LOOKING STATEMENTS

In addition to current and historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. All statements contained in this Quarterly Report addressing the results of operations, our operating performance, events, or developments that we expect or anticipate will occur in the future, including, but not limited to, statements relating to investment strategies, net interest income growth, investment performance, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “plan,” “continue,” “should,” “may” or other similar expressions.  Forward-looking statements are based on our current beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations are subject to risks and uncertainties and can change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements.  We caution readers not to place undue reliance on these forward-looking statements, which may be based on assumptions and expectations that do not materialize.

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

Regulatory Changes.  Our businesses as of and for the three months ended March 31, 2010 were not subject to any material federal or state regulation or licensing requirements.  However, changes in existing laws and regulations or in the interpretation thereof, or the introduction of new laws and regulations, could adversely affect us and the performance of our securitized loan pools or our ability to collect on our delinquent property tax receivables.  We are a REIT and are required to meet certain tests in order to maintain our REIT status.  Should we fail to maintain our REIT status, we would not be able to hold certain investments and would be subject to income taxes.

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

We are including this cautionary statement in this Quarterly Report on Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by us or on our behalf.  Any forward-looking statements should be considered in context with the various disclosures made by us about our businesses in our public filings with the SEC, including without limitation the risk factors described above and those more specifically described in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Prepayment and Reinvestment Risk

We are subject to prepayment risk from premiums paid on our investments and for discounts accepted on the issuance of our financings.  In general, purchase premiums on our investments and discounts on our financings are amortized as a reduction in interest income or an increase in interest expense using the effective yield method under GAAP, adjusted for the actual and anticipated prepayment activity of the investment and/or financing.  An increase in the actual or expected rate of prepayment will typically accelerate the amortization of purchase premiums or issuance discounts, thereby reducing the yield/interest income earned on such assets or increasing the cost of such financing.

We are also subject to reinvestment risk as a result of the prepayment, repayment or sale of our investments.  Yields on assets in which we invest now are generally lower than yields on existing assets that we may sell or which may be repaid, due to lower overall interest rates and more competition for these as investment assets.  In some cases, such as Agency MBS, yields are near historic lows.  As a result, our interest income may decline in the future, thereby reducing earnings per share.  In order to maintain our investment portfolio size and our earnings, we need to reinvest our capital into new interest-earning assets.  If we are unable to find suitable reinvestment opportunities, interest income on our investment portfolio and investment cash flows could be negatively impacted.

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

Liquidity Risk

We have liquidity risk principally from the use of recourse repurchase agreements to finance our ownership of securities.  Our repurchase agreements provide a source of uncommitted short-term financing that finances a longer-term asset, thereby creating a mismatch between the maturity of the asset and of the associated financing.  Repurchase agreements are recourse to both the assets pledged and to us.  Generally such agreements will have an original term to maturity of between 30 and 90 days and carry a rate of interest based on a spread to an index such as LIBOR.  Our repurchase agreements are renewable at the discretion of our lenders and do not contain guaranteed roll-over terms.  If we fail to repay the lender at maturity, the lender has the right to immediately sell the collateral and pursue us for any shortfall if the sales proceeds are inadequate to cover the repurchase agreement financing.  At the inception of the repurchase agreement, we post margin to the lender (i.e., collateral deposits in excess of the repurchase agreement financing) in order to support the amount of the financing and to give the lender a cushion against fluctuations in the value of the collateral pledged.  The repurchase agreement lender may also request that we post additional margin (“margin calls”) in the event of a decline in value of the collateral pledged, which may happen for market reasons or as a result of the payment delay feature on Agency MBS as discussed in “Liquidity and Capital Resources” in Item 2 of Part I to this Quarterly Report on Form 10-Q.  Such margin calls could adversely change our liquidity position.  If we fail to meet this margin call, the lender has the right to terminate the repurchase agreement and immediately sell the collateral.  If the proceeds from the sale of the collateral are insufficient to repay the entire amount of the repurchase agreement outstanding, we would be required to repay any shortfall. All of our repurchase agreements provide that the lender is responsible for obtaining collateral valuations, which must be from a generally recognized source agreed to by both us and the lender, or the most recent closing quotation of such source.  Given the uncommitted nature of repurchase agreement financing and the varying collateral requirements, we cannot assume that we will always be able to roll over our repurchase agreements as they mature.

In order to attempt to mitigate liquidity risk, we typically pledge only Agency MBS and ‘AAA’-rated non-Agency securities to secure our outstanding repurchase agreements.  We attempt to maintain an appropriate amount of cash and unpledged investments in order to meet margin calls on our repurchase agreements and to fund our on-going operations.  See also “Liquidity and Capital Resources” in Item 2 of Part I to this Quarterly Report on Form 10-Q for further discussion.

Credit Risk

Credit risk is the risk that we will not receive all contractual amounts due on investments that we have purchased or funded due to default by the borrower or due to a deficiency in proceeds from the liquidation of the collateral securing the obligation.  To mitigate credit risk, certain of our investments, such as Agency MBS and portions of our securitized mortgage loan portfolio, contain a guaranty of payment from third parties.  For example, our Agency MBS have credit risk to the extent that Fannie Mae or Freddie Mac fails to remit payments on these MBS for which they have issued a guaranty of payment.  In addition, certain of our securitized mortgage loans have “pool” guarantees by which certain parties provide guarantees of repayment on pools of loans up to a limited amount.  The following tables present information as of March 31, 2010 and December 31, 2009 with respect to our investments and the amounts guaranteed, if applicable.

	March 31, 2010
Investment (amounts in thousands)	Accounting Basis	Amount of Guaranty	Guarantor	Average Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$558,935	$517,365	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	62,315	14,053	American International Group	A3
Single-family	19,747	19,421	PMI/GEMICO	Caa2/BBB–
Defeased loans	27,413	27,552	Fully secured with cash

Without Guaranty of Payment
Securitized mortgage loans:
Commercial	58,386	–
Single-family	41,110	–
Non-Agency securities	188,737	–
Other investments	2,156	–
	958,799	578,391

Allowance for loan losses	(4,362)	–

Total investments	$954,437	$578,391

	December 31, 2009
Investment (amounts in thousands)	Accounting Basis	Amount of Guaranty	Guarantor	Average Credit Rating of Guarantor (1)
With Guaranty of Payment
Agency MBS	$594,120	$566,656	Fannie Mae/Freddie Mac	AAA
Securitized mortgage loans:
Commercial	59,684	6,359	American International Group	A3
Single-family	20,369	20,029	PMI/GEMICO	Caa2
Defeased loans	17,492	17,588	Fully secured with cash

Without Guaranty of Payment
Securitized mortgage loans:
Commercial	77,130	–
Single-family	42,008	–
Non-Agency securities	109,110	–
Other investments	2,376	–
	922,289	610,632

Allowance for loan losses	(4,308)	–

Total investments	$917,981	$610,632

(1)	Reflects lowest rating of the three nationally-recognized ratings agencies for the senior unsecured debt of the guarantor.

For our securitized mortgage loans, we also limit our credit risk through the securitization process and the issuance of securitization financing.  The securitization process limits our credit risk from an economic point of view as the securitization financing is recourse only to the assets pledged.  Therefore, our risk is limited to the difference between the amount of securitized mortgage loans pledged in excess of the amount of securitization financing outstanding.  This difference is referred to as “overcollateralization.”  For further information see “Supplemental Discussion of Investments” in Item 2 of Part I to this Quarterly Report on Form 10-Q.  The following tables present information for securitized mortgage loans as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010
Investment (amounts in thousands)	Amortized Cost Basis of Loans	Average Seasoning (in years)	Current Loan-to-Value based on Original Appraised Value	Amortized Cost Basis of Delinquent Loans(1)		Delinquency %
Commercial mortgage loans	$144,029	14	46%	$23,328		15.75%
Single-family mortgage loans	60,580	16	50%	7,444	(2)	12.23%

	As of December 31, 2009
Investment (amounts in thousands)	Amortized Cost Basis of loans	Average Seasoning (in years)	Current Loan-to-Value based on Original Appraised Value	Amortized Cost Basis of Delinquent Loans(1)		Delinquency %
Commercial mortgage loans	$150,371	13	47%	$15,165		9.77%
Single-family mortgage loans	62,100	15	50%	6,284	(2)	9.96%

(1)	Loans contractually delinquent by 30 or more days, which included loans on non-accrual status.

(2)
As of March 31, 2010, approximately $2.2 million of the delinquent single-family loans are pool insured and, of the remaining $5.2 million, $3.9 million of the loans made a payment within the 90 days prior to March 31, 2010. As of December 31, 2009, approximately $1.9 million of the delinquent single-family loans were pool insured and, of the remaining $4.4 million, $1.9 million of the loans made a payment within the 90 days prior to December 31, 2009.

Additionally, the mortgage loans collateralizing our securitized portfolio are typically well-seasoned, thereby lowering our average loan-to-value (“LTV”) ratio and decreasing our risk of loss.

Aside from guaranty of payment and the securitization process, we also attempt to minimize our credit risk by investing in mortgage loans collateralized by multi-family low-income housing tax credit (“LIHTC”) properties, which by nature have a lower risk of default.  Mortgage loans secured by these properties account for 83% of our securitized commercial loan portfolio.  LIHTC properties are properties eligible for tax credits under Section 42 of the Code, as amended. Section 42 of the Code provides tax credits to investors in projects to construct or substantially rehabilitate properties that provide housing for qualifying low-income families for as much as 90% of the eligible cost basis of the property.  Failure by the borrower to comply with certain income and rental restrictions required by Section 42 or, more importantly, a default on a mortgage loan financing a Section 42 property during the Section 42 prescribed tax compliance period (generally 15 years from the date the property is placed in service) can result in the recapture of previously used tax credits from the borrower.  The potential cost of tax credit recapture has historically provided an incentive to the property owner to support the property during the compliance period, including making debt service payments on the loan if necessary to keep the loan current.  As of March 31, 2010, there were 10 delinquent LIHTC commercial mortgage loans with a total unpaid principal balance of $9.1 million compared to 10 delinquent LIHTC commercial mortgage loans with a total unpaid principal balance of $15.3 million as of December 31, 2009.  The following table shows the weighted average remaining compliance period of our portfolio of LIHTC commercial loans as a percent of the total LIHTC commercial loan portfolio as of March 31, 2010 and December 31, 2009.

Months remaining to end of compliance period	March 31, 2010	December 31, 2009
Compliance period already exceeded	29.9%	38.5%
Up to one year remaining	53.1	37.1
Between one and three years remaining	17.0	24.4
Total	100.0%	100.0%

Other efforts to mitigate credit risk include maintaining a risk management function that monitors and oversees the performance of the servicers of the mortgage loans, as well as providing an allowance for loan loss as required by GAAP.

Interest Rate Risk

Our strategy of investing in interest-rate sensitive investments on a leveraged basis subjects us to interest rate risk.  This risk arises from the difference in the timing of resets of interest rates on our investments versus the associated borrowings, or differences in the indices on which the investments reset versus the borrowings.  Our adjustable-rate investments are predominantly based upon six-month and one-year LIBOR.  Periodic or lifetime interest rate caps could limit the amount by which the interest rate may reset.  Generally the borrowings used to finance these assets will have interest rates resetting every 30 to 90 days, and they will not have periodic or lifetime interest rate caps.  Periodic caps on our investments range from 1-2% annually, and lifetime caps are generally 5%.  In addition, certain of our securitized mortgage loans have a fixed rate of interest and are financed with borrowings with interest rates that adjust monthly.

During a period of rising short-term interest rates, the rates on our borrowings will reset higher on a more frequent basis than the interest rates on our investments, decreasing our net interest income earned and the corresponding cash flow on our investments.  Conversely, net interest income may increase following a fall in short-term interest rates.  Any increase or decrease may be temporary as the yields on the adjustable-rate mortgage loans and Agency ARMs adjust to the new market conditions after a lag period.  The net interest income may also be increased or decreased by the proceeds or costs of interest rate swap or cap agreements to the extent that we have entered into such agreements.

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

As of March 31, 2010, the interest-rates on our investments and the associated borrowings on these investments will prospectively reset based on the following time frames (not considering the impact of prepayments and including interest-rate swaps):

	Investments		Borrowings
(amounts in thousands)	Amounts (1)	Percent	Amounts	Percent
Fixed-Rate Investments/Obligations	$349,806	36.5%	$178,484	22.2%

Adjustable-Rate Investments/Obligations:
Less than 3 months	164,131	17.1	445,473	55.4
Greater than 3 months and less than 1 year	191,349	19.9	–	–
Greater than 1 year and less than 2 years	89,835	9.4	100,000	12.5
Greater than 2 years and less than 3 years	95,273	9.9	50,000	6.2
Greater than 3 years and less than 5 years	68,759	7.2	30,000	3.7
Total	$959,153	100.0%	$803,957	100.0%

(1)	The investment amount represents the fair value of the related securities and amortized cost basis of the related loans, excluding any related allowance for loan losses.

As of December 31, 2009, the interest-rates on our investments and the associated borrowings, if any, on these investments would have prospectively reset based on the following time frames (not considering the impact of prepayments):

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

The following table presents information about the lifetime and interim interest rate caps on our Hybrid Agency MBS portfolio as of March 31, 2010:

Lifetime Interest Rate Caps on ARM MBS		Interim Interest Rate Caps on ARM MBS
	% of Total		% of Total
9.0% to 10.0%	39.37%	1.0%	2.11%
>10.0% to 11.0%	47.50%	2.0%	38.47%
>11.0% to 12.0%	13.13%	5.0%	59.42%
	100.00%		100.00%

TABULAR PRESENTATION

We monitor the aggregate cash flow, projected net interest income and estimated market value of our investment portfolio under various interest rate and prepayment assumptions.  Although certain investments may perform poorly in an increasing or decreasing interest rate environment, other investments may perform well, and others may not be impacted at all.

The table below presents immediate changes of 100 and 200 basis points to the interest rate environment as it existed as of March 31, 2010 and assumes instantaneous, parallel shifts in interest rates relative to the forward LIBOR curve.  As of March 31, 2010, one-month LIBOR was 0.25% and six-month LIBOR was 0.44%.  The interest rate environment as of March 31, 2010 reflected historically low short-term LIBOR rates.  Modeled LIBOR rates used to determine the 0 basis point change in interest rates ranged from a low of 0.25% to a high of 4.71% during the modeled period.  No changes in the shape, or slope, of the interest rate curves were assumed for this analysis.

The information presented in the table below projects the impact of sudden changes in interest rates on our annual projected net interest income and projected portfolio value, as more fully discussed below, based on our investments as of March 31, 2010, and includes all of our interest rate-sensitive assets and liabilities.

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

The analysis below is heavily dependent upon the assumptions used in the model.  The effect of changes in future interest rates beyond the forward LIBOR curve, the shape of the yield curve or the mix of our assets and liabilities may cause actual results to differ significantly from the modeled results.  In addition, certain investments that we own provide a degree of “optionality.” The most significant option affecting the portfolio is the borrowers’ option to prepay the loans.  The model applies prepayment rate assumptions representing management’s estimate of prepayment activity on a projected basis for each collateral pool in the investment portfolio.  The model applies the same prepayment rate assumptions for all five cases indicated below for all investments owned by us except for Agency MBS.  For Agency MBS, prepayment rates are adjusted based on modeled and management estimates for each of the rate scenarios set forth below.  The extent to which borrowers utilize the ability to exercise their option may cause actual results to significantly differ from the analysis.  Furthermore, the projected results assume no additions or subtractions to our portfolio, and no change to our liability structure.  Historically, there have been significant changes in our investment portfolio and the liabilities incurred by us in response to interest rate movement, because such changes are a tool by which we can mitigate interest rate risk in response to changed conditions.  As a result of anticipated prepayments on assets in the investment portfolio, there are likely to be such changes in the future.

Basis Point Change in Interest Rates	Percentage change in projected net interest income	Percentage change in projected market value

+200	(8.0)%	(1.3)%
+100	(2.7)%	(0.6)%
0	–	–
-100	(6.2)%	0.4%
-200	(19.7)%	0.6%

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

Disclosure controls and procedures.

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report.  Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One of our subsidiaries, GLS Capital, Inc. (“GLS”), and the County of Allegheny, Pennsylvania are defendants in a class action lawsuit (“Pentlong”) filed in 1997 in the Court of Common Pleas of Allegheny County, Pennsylvania (the "Court of Common Pleas").  Between 1995 and 1997, GLS purchased delinquent county property tax receivables for properties located in Allegheny County.  In its initial pleadings, the Pentlong plaintiffs alleged that GLS did not have the right to recover from delinquent taxpayers certain attorney fees, lien docketing, revival, assignment and satisfaction costs, and expenses associated with the original purchase transaction, and interest, in the collection of the property tax receivables.  During the course of the litigation, the Pennsylvania State Legislature enacted Act 20 of 2003, which cured many deficiencies in the Pennsylvania Municipal Claims and Tax Lien Act at issue in the Pentlong case, including confirming GLS’ right to collect attorney fees from delinquent taxpayers retroactive back to the date when GLS first purchased the delinquent tax receivables.

In August 2009, based on the provisions of Act 20, GLS filed a Motion for Summary Judgment and supporting Brief in the Court of Common Pleas seeking dismissal of the Plaintiffs’ remaining claims regarding GLS’ right to collect reasonable attorneys fees from the named plaintiffs and purported class members; namely its right to collect lien docketing, revival, assignment and satisfaction costs from delinquent taxpayers; and its practice of charging interest on the first of each month for the entire month.  Subsequently the plaintiffs abandoned their claims with respect to lien docketing and satisfaction costs and the issue of interest.  On April 2, 2010, the Court of Common Pleas granted GLS’ motion for summary judgment with respect to its right to charge attorney fees and interest in the collection of the receivables, removing these claims from plaintiffs case.  While the Court indicated at that time that it lacked sufficient information to rule on the remaining aspects of the motion related to the reasonableness of attorney fees and lien costs, during a status conference between the parties and the judge on April 13, 2010, the Judge invited GLS to renew its motion for summary judgment on the issue of GLS’ right to recover lien assignment and revival costs from delinquent taxpayers.

With relation to the claim regarding the reasonableness of attorney fees recovered by GLS, no motion is currently pending.  However, GLS plans to seek decertification of the class once the lien cost issue is decided by the court because GLS believes the class action vehicle will no longer be appropriate if the only issue before the court is a challenge to the reasonableness of attorneys fees charged in each individual case.

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

We and MERIT Securities Corporation, a subsidiary (“MERIT”), as well as the former president and current Chief Operating Officer and Chief Financial Officer of Dynex Capital, Inc., (together, “Defendants”) are defendants in a putative class action alleging violations of the federal securities laws in the United States District Court for the Southern District of New York (“District Court”) by the Teamsters Local 445 Freight Division Pension Fund (“Teamsters”).  The complaint was filed on February 7, 2005, and purports to be a class action on behalf of purchasers between February 2000 and May 2004 of MERIT Series 12 and MERIT Series 13 securitization financing bonds (“Bonds”), which are collateralized by manufactured housing loans.  After a series of rulings by the District Court and an appeal by us and MERIT, on February 22, 2008 the United States Court of Appeals for the Second Circuit dismissed the litigation against us and MERIT.  Teamsters filed an amended complaint on August 6, 2008 with the District Court which essentially restated the same allegations as the original complaint and added our former president and our current Chief Operating Officer as defendants.  Teamsters seeks unspecified damages and alleges, among other things, fraud and misrepresentations in connection with the issuance of and subsequent reporting related to the Bonds  On October 19, 2009, the District Court substantially denied the Defendants’ motion to dismiss the Teamsters’ second amended complaint.  On December 11, 2009, the Defendants filed an answer to the second amended complaint.  The Company has evaluated the allegations made in the complaint and believes them to be without merit and intends to vigorously defend itself against them.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.  Risks and uncertainties identified in our Forward Looking Statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Annual Report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows.  See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Articles of Incorporation, effective July 9, 2008 (incorporated herein by reference to Exhibit 3.1 to Dynex’s Current Report on Form 8-K filed July 11, 2008).
3.2	Amended and Restated Bylaws, effective March 26, 2008 (incorporated herein by reference to Exhibit 3.2 to Dynex’s Current Report on Form 8-K filed April 1, 2008).
10.6
Employment Agreement, effective as of March 1, 2010, between Dynex Capital, Inc. and Thomas B. Akin (incorporated herein by reference to Exhibit 10.6 to Dynex’s Current Report on Form 8-K filed March 16, 2010)

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

DYNEX CAPITAL, INC.

Date: May 10, 2010	/s/ Thomas B. Akin
Thomas B. Akin
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2010	/s/ Stephen J. Benedetti
Stephen J. Benedetti
Executive Vice President, Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)